Form 10-K
period 1994-01-01
V F CORP /PA/
filed 1994-03-24
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K



/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended JANUARY 1, 1994
                          ---------------

                                       or

// Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)




For the transition period from                     to
                               -------------------    -------------------



Commission file number 1-5256
                       ------



                               V.F. CORPORATION
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         PENNSYLVANIA                                      23-1180120
- ---------------------------------                   -----------------------
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)



  1047 NORTH PARK ROAD, WYOMISSING, PA                             19610
- ----------------------------------------                        -----------
(Address of principal executive offices)                         (Zip code)



Registrant's telephone number, including area code 610-378-1151
                                                   ------------



Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                            on which registered
     -------------------                           ---------------------
Common stock, without par value,                   New York Stock Exchange
  stated capital $1 per share                               and
Rights to purchase preferred stock                 Pacific Stock Exchange



Securities registered pursuant to Section 12(g) of the Act: NONE
                                                            ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ---     ---

As of March 1, 1994, 64,555,658 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the common shares (based on the closing price of these shares on the New York Stock Exchange) of the registrant held by nonaffiliates was approximately $2,668,000,000. In addition, 2,050,491 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 1,640,393 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant's Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

                      Documents Incorporated By Reference

Portions of the Annual Report for the fiscal year ended January 1, 1994 (Items 1 and 3 in Part I and Items 5, 6, 7 and 8 in Part II).

Portions of the Proxy Statement dated March 17, 1994 for the Annual Meeting of Shareholders to be held on April 19, 1994 (Item 4A in Part I and Items 10, 11, 12 and 13 in Part III).

                                     PART I


ITEM 1. BUSINESS.

     VF Corporation ("Corporation"), through its operating subsidiaries, has designed, manufactured and marketed apparel principally in five business groups: Jeanswear, Casual/Sportswear, Intimate Apparel, International and Other Apparel. Organized in 1899, the Corporation oversees the operations of its subsidiaries, providing them with financial and administrative resources. The management of each operating company is independent and is responsible for the growth and development of its business, within guidelines established by corporate management.

     Information regarding the sales and profitability of each of the five business groups over the past year and working capital requirements is included in pages 9 to 20, 24, 25 and 27 of the Corporation's Annual Report to Shareholders for its fiscal year ended January 1, 1994 ("1993 Annual Report"), which information is incorporated herein by reference.

Jeanswear

     The Lee and the Wrangler divisions operating in the United States are the principal components of the Jeanswear business group. Lee manufactures jeanswear and casual bottoms sold principally under its LEE(R) trademark. During 1993, Lee successfully introduced the RIDERS brand of jeans and casualwear. Wrangler manufactures jeanswear primarily under its WRANGLER(R) and RUSTLER(R) trademarks. Wrangler also offers a line of shirts to complement its jeanswear products. Lee and Wrangler offer a line of cotton casual pants and shirts under the LEE CASUALS(R) AND TIMBER CREEK BY WRANGLER(R) brands.

     The Girbaud division is the third component of the Jeanswear business group. The Corporation, through its Girbaud division, uses the MARITHE & FRANCOIS GIRBAUD(R) label in the United States to market branded fashion jeans and casual apparel. The MARITHE & FRANCOIS GIRBAUD(R) label is currently under license arrangements through 1997, subject to a single 5 year renewal term. Substantially all Girbaud products are manufactured by independent contractors and are sold primarily to upscale department and specialty stores.

     According to industry data, approximately 425 million pairs of jeans made of denim, twill, corduroy and other fabrics were sold in the United States in 1993. This same data indicates that the Corporation currently has the largest combined share of this market at approximately a 30% share, with the RUSTLER(R), LEE(R) and WRANGLER(R) brands having the second, third and fourth largest shares of the jeans market in the United States, respectively.

     Raw materials, consisting mainly of fabrics made from cotton and blends of cotton and synthetics, are purchased from several suppliers against scheduled production and are fabricated into garments in the Lee and Wrangler manufacturing plants. Management did not experience difficulty in obtaining materials to meet production needs during 1993.

     In 1993, the Lee division repositioned its LEE(R) brand products by marketing solely through department and specialty stores. The RIDERS brand is now sold through the mass merchant and discount store channels. The Wrangler division markets its WRANGLER(R) westernwear through western specialty stores and its other WRANGLER(R) brand products primarily through discount stores. The RUSTLER(R) brand is a high quality, lower priced brand marketed to large national discount chains. Both Lee and Wrangler maintain sales offices and showrooms in key cities across the United States. Sales of Lee and Wrangler products are generally made directly to retailers through full-time salespersons. Sales of the Jeanswear business group are slightly higher in the second half of the year.

     Lee and Wrangler advertise on television and radio and in various consumer and trade publications. They also participate in cooperative advertising in radio, television and various print media. Point-of-sale advertising is used by Lee, Wrangler and Girbaud.

Casual/Sportswear

     Bassett-Walker is one of the nation's largest manufacturers of knitted fleecewear. Operations are vertically integrated and include the entire process of converting cotton yarn into finished garments. In December 1993, Bassett-Walker sold its two yarn manufacturing plants to a major textile company and entered into a long-term agreement to purchase yarn from that company. Previously, Bassett-Walker had produced the majority of its yarn requirements. Additional yarn is available from numerous outside sources.

     Sales of Bassett-Walker garments are seasonal, with approximately two-thirds of its sales occurring during the second half of the year. Principal customers are national chain and department stores, discount stores, wholesalers and garment screen printing operators. In 1993, more than 70% of Bassett-Walker's volume was knitted fleecewear and T-shirts marketed under the LEE(R) and RIDERS labels. Products are also manufactured for private label customers. Sales are made by an in-house staff of salespersons throughout the United States. See "Recent Developments".

     Jantzen designs, manufactures and markets an extensive line of men's and women's quality swimwear and sportswear, including sweaters and coordinated tops and bottoms, primarily under the JANTZEN(R) trademark. A significant portion of Jantzen's products are manufactured by independent contractors. Jantzen uses purchased yarn for its sweater manufacturing operations. For other products, purchased fabric is manufactured into finished garments. Management anticipates no difficulty in obtaining raw materials.

     Jantzen products are sold primarily to department and specialty stores through its sales staff. Jantzen also manufactures and markets its products in Canada, and the JANTZEN(R) trademark is licensed to other companies in several foreign countries.

     JanSport purchases fleeced casualwear and T-shirts to imprint with college logos for distribution through college bookstores. JanSport also manufactures JANSPORT(R) brand daypacks sold through college bookstores and department and sporting goods stores and JANSPORT(R) backpacking/mountaineering gear sold primarily through outdoor and sporting goods stores.

Intimate Apparel

     Vanity Fair produces body fashions, daywear, sleepwear and loungewear. Vanity Fair knits most of its fabric from cotton, polyester, nylon and LYCRA(R)* yarn purchased generally from E.I. duPont DeNemours & Co. Lace and trim are purchased from outside sources. Vanity Fair anticipates no difficulty in obtaining its material requirements.

     The Vanity Fair division manufactures products under the VANITY FAIR(R) label for domestic department and specialty stores. In recent years, an increasing amount of sales have been of VASSARETTE(R) brand products sold through discount stores and products sold to private label customers. Vanity Fair sells most of its products through its own sales force with sales offices located in various cities. The VANITY FAIR(R) brand name is licensed in several foreign countries.

     In July 1991, the Corporation acquired the BARBIZON(R) brand of intimate apparel and its chain of leased retail stores. Barbizon is known for its woven sleepwear and loungewear products.

International

     With the Corporation's expansion in the European apparel markets, international operations have been reported as a separate business group since 1992. The International business group consists of Lee and Wrangler jeanswear operations, primarily in Europe, and the recently acquired intimate apparel operations, primarily in France and Spain.

     LEE(R) and WRANGLER(R) jeanswear and other casual products are manufactured and marketed by wholly owned subsidiaries in European department and specialty stores. In recent years, Lee and Wrangler have expanded their European presence by establishing new subsidiaries, replacing certain licensee and distributor operations, and by introducing MAVERICK(R) branded jeanswear marketed through discount stores.

     Raw materials are purchased primarily from European suppliers and are fabricated into garments in the Lee and Wrangler manufacturing plants in the United Kingdom, Belgium, Malta and Poland. In addition, a portion of the international jeanswear products are manufactured by independent contractors. Management expects no difficulty in obtaining raw materials.

     Internationally, jeanswear products are sold through the Lee and the Wrangler sales forces and independent sales agents. Lee and Wrangler have licensed their brand names for jeanswear products in foreign markets where they do not have production or sales operations. Lee also participates in a joint venture in Spain and Portugal.

     In January 1992, the Corporation acquired the capital stock of The Valero Group, and in December 1992, the Corporation acquired the capital stock of Jean Bellanger Enterprises and of Vives Vidal, S.A. In December 1993, the Corporation acquired the principal operating assets of Central Corsetera, S.A. These companies manufacture and market women's intimate apparel for distribution primarily in France in department and specialty stores under the LOU, BOLERO and SILHOUETTE brand names and in discount stores under the VARIANCE, CARINA and SILTEX brand names. In addition, intimate apparel is manufactured and marketed in department and specialty stores primarily in Spain under the GEMMA, INTIMA CHERRY and BELCOR brand names.

- -------------------------------------------------------------------------------
*LYCRA is the registered trademark of E.I.duPont DeNemours & Co. for its spandex elastic yarn.

     Raw materials are purchased primarily from European suppliers and are fabricated into garments in manufacturing plants in France, Spain and Tunisia. Management expects no difficulty in obtaining raw materials.

Other Apparel

     Red Kap is a leading producer of occupational and career apparel sold primarily under the RED KAP(R) label. To broaden its product offerings, Red Kap acquired the WORKWEAR(TM) line of occupational apparel in November 1991. Approximately 75% of Red Kap's sales are to industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. In addition, Red Kap markets a line of work clothes nationally to retail stores under the BIG BEN(R) brand name. Fabrics, primarily cotton and synthetic blends, are purchased and manufactured into finished garments. Management anticipates no difficulty in obtaining raw materials.

     Because industrial laundries generally maintain minimal inventories of work clothes, a supplier's ability to offer rapid delivery is an important factor in this market. Red Kap's commitment to customer service has enabled customer orders to be filled typically within 24 hours of receipt and has helped to provide Red Kap with a significant share of the industrial laundry rental business.

     The Corporation in March 1991 acquired Healthtex, a leading manufacturer and marketer of infant and children's apparel. Products marketed under the HEALTHTEX(R) label are sold primarily to department and specialty stores through its sales force. Healthtex products are manufactured from purchased cotton and synthetic fabrics. Management anticipates no difficulty in obtaining raw materials.


                              RECENT DEVELOPMENTS

     In January 1994, the Corporation acquired in separate transactions Nutmeg Industries, Inc. and H. H. Cutler Company for an aggregate consideration of approximately $506.9 million.

     Both of these companies design, manufacture and market imprinted sports apparel under licenses granted by the four major American professional sports leagues (Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League) and most major American colleges and universities. In addition, Cutler is one of the largest youthwear apparel licensees of Walt Disney products and is the exclusive licensee of Fisher-Price kidswear in the United States. Nutmeg's products are sold primarily in department and specialty stores, and Cutler's products are sold primarily through mass merchants.

     The Corporation's Bassett-Walker division will supply a significant portion of the fleece and T-shirt needs of both Nutmeg and Cutler.


                                 OTHER MATTERS

Competitive Factors

     Trademarks are of material importance to all of the Corporation's operating subsidiaries and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

In addition, the Corporation uses the MARITHE & FRANCOIS GIRBAUD(R) label in the United States under license arrangements through 1997, subject to a single 5 year renewal term.

     The apparel industry is highly competitive and consists of a number of domestic and foreign companies; some competitors have assets and sales greater than those of the Corporation. In addition, the Corporation competes with a number of firms that produce and distribute only a limited number of products similar to those sold by the Corporation or sell only in certain geographic areas being supplied by the Corporation.

     A characteristic of the apparel industry is the requirement that a manufacturer recognize fashion trends and adequately provide products to meet such trends. Competitive advantage in the industry is obtained by manufacturing better quality, market-responsive apparel and delivering to the retailer on time and at lower cost. The Corporation is striving to achieve this competitive edge with its Market Response System and proprietary FLOW REPLENISHMENT SYSTEM(R). The FLOW REPLENISHMENT SYSTEM(R) is capable of recording the sale of an individual garment from the point of sale to the consumer, creating and processing all necessary documentation, and shipping the exact garment sold so that it is back on the selling store's shelf generally within seven days.

Employees

     The Corporation employs approximately 62,000 men and women, of which approximately 6,300 are covered by various collective bargaining agreements. Employee relations are considered to be good.

Backlog

     The dollar amount of backlog of orders believed to be firm as of the end of the Corporation's fiscal year and as of the end of the preceding fiscal year is not material for an understanding of the business of the Corporation taken as a whole.

ITEM 2. PROPERTIES.

     The Corporation owns or leases under capital leases most of its facilities used for manufacturing, distribution and administrative activities. Certain other facilities are leased under operating leases that generally contain renewal options.

     Management believes all facilities and machinery and equipment are in good condition and are suitable for the Corporation's needs. Manufacturing and distribution facilities presently being utilized are summarized below for the Corporation's business groups:

                                                                    Square
                          Business Group                            Footage
                          -----------------                         ---------
                          Jeanswear                                 6,772,000
                          Casual/Sportswear                         4,793,000
                          Intimate Apparel                          1,819,000
                          International                             1,863,000
                          Other Apparel                             2,246,000

In addition, the Corporation owns or leases various administrative and office space. The Corporation also owns or leases facilities having 2,590,000 square feet of space that is used for factory outlet operations. Approximately 76% of the factory outlet space is used for selling and warehousing the Corporation's products, with the balance consisting of space leased to tenants and common areas.

     In June 1993, the Corporation completed the sale of certain factory outlet locations for an aggregate consideration of $69 million. The

Corporation is leasing from the developer that portion of the space utilized for sale of the Corporation's products. The sale of these assets resulted in no significant gain or loss to the Corporation.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings or investigations pending or threatened to which the Corporation or any of its operating companies is a party or of which any of their property is the subject.

     Notwithstanding the foregoing, the text under the caption "Other Matters" included in page 27 of the 1993 Annual Report is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE CORPORATION.

     The following are the Executive Officers of the Corporation as of March 1, 1994. The term of office of each of the officers continues to the next annual meeting of the Board of Directors, to be held April 19, 1994. There is no family relationship among any of the Corporation's officers.


                                                                                        Period Served
Name                            Position                                        Age    In Such Office(s)
- ----                            --------                                        ---    -----------------
Lawrence R. Pugh                Chairman of the Board and                       61     May 1983 to date
                                  Chief Executive Officer
                                Director                                               February 1980 to date

Mackey J. McDonald              President and                                   47     October 1993 to date
                                  Chief Operating Officer
                                Director                                               October 1993 to date

Paul R. Charron                 Executive Vice President                        51     October 1993 to date

Harold E. Addis                 Vice President-Human                            63     July 1988 to date
                                  Resources and Administration

H. Lynn Hazlett                 Vice President-Business Systems                 57     October 1989 to date

Gerard G. Johnson               Vice President-Finance and                      53     December 1988 to date
                                  Chief Financial Officer

Harold D. McKemy                Vice President-Treasury and                     64     April 1987 to date
                                  Financial Services

Lori M. Tarnoski                Vice President                                  54     May 1979 to date
                                Secretary                                              May 1974 to date

Frank C. Pickard,III            Treasurer                                       49     April 1987 to date

Robert K. Shearer               Controller                                      42     November 1989 to date

     Mr. Pugh joined the Corporation as President in 1980. In 1982, he was elected Chief Executive Officer and in 1983 was elected Chairman of the Board. In October 1990, he was also elected President of the Corporation, serving in that position until October 1993. Additional information is included in page 4 of the Corporation's definitive proxy statement dated March 17, 1994 for the Annual Meeting of Shareholders to be held on April 19, 1994 ("1994 Proxy Statement").

     Mr. McDonald joined the Corporation's Lee division in 1983 serving in various management positions until his election as President of the Corporation's former Troutman division in 1984. He was named Executive Vice President of the Wrangler division in 1986 and named President of Wrangler in 1988. He was named Group Vice President of the Corporation in February 1991 and in October 1993 was elected President of the Corporation.

     Mr. Charron joined the Corporation in 1988, assigned to the staff of the President. In October 1988, he was named Group Vice President and elected Executive Vice President of the Corporation in October 1993.

     Mr. Addis joined the Corporation in 1984 as Vice President-Human Resources and was elected Vice President-Human Resources and Administration in July 1988.

     Mr. Hazlett joined the Corporation in October 1989 as Vice
President-Business Systems. Prior to joining the Corporation, he served since 1985 as President and Chief Executive Officer of Information and Communication Systems, Inc., a subsidiary of Carson Pirie Scott & Co.

     Mr. Johnson joined the Corporation in 1988 as Vice
President-Finance and Chief Financial Officer.

     Mr. McKemy joined the Corporation's Lee division in 1957 and served in various management positions until his election as Treasurer of the Lee Company in 1969. He was elected Assistant Treasurer of the Corporation in 1969, Treasurer in 1971, Vice President in 1980 and Vice President-Treasury and Financial Services in 1987.

     Mrs. Tarnoski joined the Corporation in 1961. She was elected Assistant Secretary in 1973, Secretary in 1974 and a Vice President in 1979.

     Mr. Pickard joined the Corporation in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985 and Treasurer in 1987.

     Mr. Shearer joined the Corporation in 1986 as Assistant
Controller and was elected Controller in November 1989.


                                    PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information concerning the market and price history of the Corporation's common stock, plus dividend information, as reported under the caption "Quarterly Results of Operations" on page 22 and under the captions "Investor Information - Common Stock, - Shareholders of Record, - Dividend Policy, - Dividend Reinvestment Plan, - Dividend Direct Deposit and - Quarterly Common Stock Price Information" on page 36 of the 1993 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data for the Corporation for each of its last five fiscal years under the caption "Financial Summary" on pages 34 and 35 of the 1993 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A discussion of the Corporation's financial condition and results of operations is incorporated herein by reference to pages 25 and 27 of the 1993 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements of the Corporation and specific supplementary financial information are incorporated herein by reference to pages 22 through 24, 26 and 28 through 33 of the 1993 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION.

     Information under the caption "Election of Directors" on pages 2 through 4 of the 1994 Proxy Statement is incorporated herein by reference. See Item 4A with regard to Executive Officers.

     Information under the caption "Compliance with Section 16(a) of the Securities Exchange Act" on page 30 of the 1994 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with regard to this item is incorporated herein by reference to pages 6 through 18 of the 1994 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information under the caption "Certain Beneficial Owners" on page 20 and "Common Share Ownership of Management" on page 21 of the 1994 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information under the caption "Common Share Ownership of Management" on page 21 of the 1994 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

            1. Financial statements - Included on pages 23, 24, 26 and 28 through 33 of the 1993 Annual Report (Exhibit 13) and incorporated by reference in Item 8:

     Consolidated statements of income--Fiscal years ended January 1, 1994, January 2, 1993 and January 4, 1992

     Consolidated balance sheets--January 1, 1994 and January 2, 1993

     Consolidated statements of cash flows--Fiscal years ended January 1, 1994, January 2, 1993 and January 4, 1992

     Consolidated statements of common shareholders' equity--Fiscal years ended January 1, 1994, January 2, 1993 and January 4, 1992

     Notes to consolidated financial statements

            2. Financial statement schedules - The following consolidated financial statement schedules are included herein:

     Schedule II--Amounts receivable from related parties and underwriters, promoters and employees other than related parties

     Schedule V--Property, plant and equipment

     Schedule VI--Accumulated depreciation, depletion and amortization of property, plant and equipment

     Schedule VIII--Valuation and qualifying accounts

     Schedule IX--Short-term borrowings

     Schedule X--Supplementary income statement information

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

            3.     Exhibits

Number                                 Description
- ------                                 -----------

     2 Plan of acquisition, reorganization, arrangement, liquidation or succession:
            (A) Agreement and Plan of Merger between the Corporation, Spice Acquisition Co. and Nutmeg Industries, Inc. dated December 12, 1993 (Incorporated by reference to Exhibit (d) Schedule 14D-1 filed December 12, 1993)

     3      Articles of incorporation and bylaws:

            (A) Articles of Incorporation, as amended and restated as of April 18, 1986 and as presently in effect (Incorporated by reference to Exhibit 3(A) to Form 10-K for the fiscal year ended January 4, 1992)

            (B) Statement Affecting Class or Series of Shares (Incorporated by reference to Exhibit 3(B) to Form 10-K for the fiscal year ended January 2, 1993)

            (C) Statement with Respect to Shares of Series B ESOP Convertible Preferred Stock (Incorporated by reference to
                   Exhibit 4.2 to Form 8-K dated January 22, 1990)

            (D) Bylaws, as amended through July 17, 1990 and as presently in effect (Incorporated by reference to Exhibit 3 to the Form 8 amendment, dated August 10, 1990, to Form 10-Q for the fiscal quarter ended June 30, 1990)

     4 Instruments defining the rights of security holders, including indentures:
            (A) A specimen of the Corporation's Common Stock certificate (Incorporated by reference to Exhibit 4(A) to Form 10-K for the fiscal year ended January 2, 1993)

            (B) A specimen of the Corporation's Series B ESOP Convertible Preferred Stock certificate (Incorporated by reference to Exhibit 4(B) to Form 10-K for the fiscal year ended December 29, 1990)

            (C) Indenture between the Corporation and Morgan Guaranty Trust Company of New York, dated January 1, 1987 (Incorporated by reference to Exhibit 4.1 to Form S-3 Registration
                   No. 33-10939)

            (D) First Supplemental Indenture between the Corporation, Morgan Guaranty Trust Company of New York and United States Trust Company of New York, dated September 1, 1989 (Incorporated by reference to Exhibit 4.3 to Form S-3 Registration
                   No. 33-30889)

            (E) Rights Agreement, dated January 13, 1988, between the Corporation and Morgan Shareholder Services Trust Company (Incorporated by reference to Exhibit 4(E) to Form 10-K for the fiscal year ended January 2, 1993)

            (F)    Amendment No. 1 to Rights Agreement, dated April 17,
                   1990, between the Corporation and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 4 to Form 10-Q for the fiscal quarter ended June 30, 1990)

            (G) Amendment No. 2 to Rights Agreement, dated December 4, 1990, between the Corporation and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 3 to Form 8-K dated December 4, 1990)

     10     Material contracts:
            (A)    1982 Stock Option Plan (Incorporated by reference to Exhibit
                   4.1.1 of Post-Effective Amendment No. 1 to Form S-8/S-3, Registration No. 33-26566)

            (B) 1991 Stock Option Plan (Incorporated by reference to Exhibit A of the Corporation's 1992 Proxy Statement dated March 18,
                   1992)

            (C) Annual Discretionary Management Incentive Compensation Program (Incorporated by reference to Exhibit 10(C) to Form 10-K for the fiscal year ended January 4, 1992)

            (D)    Deferred Compensation Plan (Incorporated by reference to
                   Exhibit 10(B) to Form 10-K for the fiscal year ended December 29, 1990)

            (E) Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(E) to Form 10-K for the fiscal year ended January 4, 1992)

            (F) Amended and Restated Supplemental Executive Retirement Plan, dated May 16, 1989 (Incorporated by reference to Exhibit 10(C)
                   to Form 10-K for the fiscal year ended December 30, 1989)

            (G) First Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for L.
                   R. Pugh (Incorporated by reference to Exhibit 10(D) to Form 10-K for the fiscal year ended December 30, 1989)

            (H) Second Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(E) to Form 10-K for the fiscal year ended December 30, 1989)

            (I) Third Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Senior Management (Incorporated by reference to Exhibit 10(F) to Form 10-K for the fiscal year ended December 30,
                   1989)

            (J) Fourth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Corporation's Deferred Compensation Plan (Incorporated by reference to Exhibit 10(G) to Form 10-K for the fiscal year ended December 30, 1989)

            (K) Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(H) to Form 10-K for the fiscal year ended December 30, 1989)

            (L) Form of Change in Control Agreement with senior management of the Corporation (Incorporated by reference to Exhibit 10(J) to Form 10-K for the fiscal year ended December 29,
                   1990)

            (M) Form of Change in Control Agreement with other management of the Corporation (Incorporated by reference to Exhibit 10(K) to Form 10-K for the fiscal year ended December 29, 1990)

            (N) Form of Change in Control Agreement with management of subsidiaries of the Corporation (Incorporated by reference to Exhibit 10(L) to Form 10-K for the fiscal year ended December 29, 1990)

            (O) Revolving Credit Agreement, dated October 21, 1993 (Incorporated by reference to Exhibit (b) Schedule 14D-1 filed December 12, 1993)

     11     Computation of earnings per common share

     13     Annual report to security holders

     21     Subsidiaries of the Corporation

     23.1   Consents of experts and counsel

     23.2   Consents of experts and counsel

     24     Power of attorney

     99     Additional exhibits:
            (A) Form 11-K for VF Corporation Tax-Advantaged Savings Plan for Salaried Employees for the year ended December 31, 1993

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (b)    Reports on Form 8-K:

            There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 1, 1994.


                                 OTHER MATTERS
                                 -------------

     For purposes of complying with the amendments to the rules governing Registration Statements on Form S-8 under the Securities Act of 1933, the undersigned Corporation hereby undertakes as follows, which undertaking shall be incorporated by reference into the Corporation's Registration Statements on Form S-8 Nos. 33-26566 (filed January 12, 1989), 33-33621 (filed February 28, 1990) and 33-41241 (filed June 24, 1991):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Corporation pursuant to the foregoing provisions, or otherwise, the Corporation has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         V.F. CORPORATION


                                         By:  /s/ Lawrence R. Pugh
                                            --------------------------
                                               Lawrence R. Pugh
                                               Chairman of the Board
                                               (Chief Executive Officer)




                                         By:  /s/ Gerard G. Johnson
                                            --------------------------
                                               Gerard G. Johnson
                                               Vice President-Finance
                                               (Chief Financial Officer)




                                         By:  /s/ Robert K. Shearer
                                            --------------------------
                                               Robert K. Shearer
                                               Controller
                                               (Chief Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:

Robert D. Buzzell*                           Director
Edward E Crutchfield, Jr.*                   Director
Ursula F. Fairbain*                          Director
Barbara S. Feigin*                           Director
Roger S. Hillas*                             Director
Leon C. Holt, Jr.*                           Director           March 24, 1994
J. Berkley Ingram, Jr.*                      Director
Robert F. Longbine*                          Director
Mackey J. McDonald*                          Director
William E. Pike*                             Director
Lawrence R. Pugh*                            Director
M. Rust Sharp*                               Director
L. Dudley Walker*                            Director

*By:      /s/ L. M. Tarnoski                                    March 24, 1994
    -------------------------------
    L. M. Tarnoski, Attorney-in-Fact

                                 VF CORPORATION
    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES




- ---------------------------------------------------------------------------------------------------------------------------------
               COL. A                             COL. B                  COL. C               COL. D                     COL. E
- ---------------------------------------------------------------------------------------------------------------------------------



       Name of Debtor                           Balance at              Additions            Deductions                Balance at
                                                Beginning                                      Amounts                   End of
                                                of Period                                    Collected                   Period

- ---------------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Fiscal year ended January 1, 1994               $        -              $       -            $        -                $        -
                                                ==========              =========            ==========                ==========

Fiscal year ended January 2, 1993:
    H. Varnell Moore                            $      165              $       -            $      165                $        -
                                                ==========              =========            ==========                ==========

Fiscal year ended January 4, 1992:
    H. Varnell Moore                            $      165              $       -            $        -                $      165
                                                ==========              =========            ==========                ==========



The note receivable balance resulted from the 1986 acquisition of Blue Bell Holding Company Inc. The note, due December 15, 1994, provided for interest at a 6.9% simple interest rate. Shares of VF Corporation Common Stock were held as collateral for the note receivable.

                                 VF CORPORATION
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

- ----------------------------------------------------------------------------------------------------------------------------------

            COL. A                          COL. B           COL. C           COL. D                 COL. E               COL. F

- ----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Other Changes
       Classification                     Balance at       Additions       Retirements            Add (Deduct)         Balance at
                                          Beginning         at Cost                                 Describe             End of
                                          of Period                                                    (D)               Period

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Fiscal year ended January 1, 1994:
   Land and land improvements             $   50,838      $    1,828        $      249           $  (11,805)          $   40,612
   Buildings                                 370,421          42,183             3,855              (62,093)             346,656
   Machinery and equipment                   820,332         165,483            47,095              (75,965)             862,755
                                          ----------      ----------        ----------           ----------           ----------
                                          $1,241,591      $  209,494(A)     $   51,199           $ (149,863)          $1,250,023
                                          ==========      ==========        ==========           ==========           ==========

Fiscal year ended January 2, 1993:
   Land and land improvements             $   46,067      $    1,585         $     512            $   3,698           $   50,838
   Buildings                                 330,720          23,024             1,113               17,790              370,421
   Machinery and equipment                   664,314         182,593            23,967               (2,608)             820,332
                                          ----------      ----------         ---------            ---------           ----------
                                          $1,041,101      $  207,202(B)      $  25,592            $  18,880           $1,241,591
                                          ==========      ==========         =========            =========           ==========

Fiscal year ended January 4, 1992:
   Land and land improvements             $   44,084      $    1,535         $     436            $     884           $   46,067
   Buildings                                 315,097          16,833             4,961                3,751              330,720
   Machinery and equipment                   595,115          92,394            31,169                7,974              664,314
                                          ----------      ----------         ---------            ---------           ----------
                                          $  954,296      $  110,762(C)      $  36,566            $  12,609           $1,041,101
                                          ==========      ==========         =========            =========           ==========


(A) Building and machinery and equipment additions include manufacturing and distribution capacity expansion, primarily in Jeanswear.
(B) Building additions include expansion of Jeanswear wetprocessing capacity and distribution facilities. Machinery and equipment additions include capacity expansion in Jeanswear, Casual/Sportswear and Intimate Apparel.
(C) Machinery and equipment additions include primarily capacity expansion in Jeanswear, Casual/Sportswear and Intimate Apparel.
(D) Other changes result from the acquisition and disposition of subsidiaries, reclassifications and foreign currency rate translation, and in 1993, the sale of two yarn plants and certain factory outlet locations.

Reference is made to Schedule VI which discloses the methods of computing the provision for depreciation.

                                 VF CORPORATION
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT


- -----------------------------------------------------------------------------------------------------------------------------------
            COL. A                    COL. B                 COL. C              COL. D               COL. E               COL. F
- -----------------------------------------------------------------------------------------------------------------------------------


                                                          Additions                               Other Changes
        Description                 Balance at            Charged to          Retirements          Add (Deduct)          Balance at
                                    Beginning             Costs and                                  Describe              End of
                                    of Period             Expenses                                      (A)                Period

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)

Fiscal year ended January 1, 1994:
   Land and land improvements        $   6,050             $   1,482            $     136            $    (974)           $   6,422
   Buildings                           104,843                15,511                2,565              (18,703)              99,086
   Machinery and equipment             419,611                89,685               36,207              (41,333)             431,756
                                     ---------             ---------            ---------            ---------            ---------
                                     $ 530,504             $ 106,678            $  38,908            $ (61,010)           $ 537,264
                                     =========             =========            =========            =========            =========


Fiscal year ended January 2, 1993:
   Land and land improvements        $   4,572             $   1,481            $       3            $       -            $   6,050
   Buildings                            90,520                15,675                  467                 (885)             104,843
   Machinery and equipment             368,990                73,710               19,804               (3,285)             419,611
                                     ---------             ---------            ---------            ---------            ---------
                                     $ 464,082             $  90,866            $  20,274            $  (4,170)           $ 530,504
                                     =========             =========            =========            =========            =========


Fiscal year ended January 4, 1992:
   Land and land improvements        $   3,763             $   1,395            $       -            $    (586)           $   4,572
   Buildings                            94,938                14,676                3,103              (15,991)              90,520
   Machinery and equipment             318,417                60,221               25,385               15,737              368,990
                                     ---------             ---------            ---------            ---------            ---------
                                     $ 417,118             $  76,292            $  28,488            $    (840)           $ 464,082
                                     =========             =========            =========            =========            =========





The annual provisions for depreciation have been computed using the following estimated useful lives: land improvements 5-20 years; buildings 10-40 years; and machinery and equipment 3-10 years.

(A) Other changes result primarily from the disposition of subsidiaries, reclassifications and foreign currency translation, and in 1993, the sale of two yarn plants and certain factory outlet locations.

                                 VF CORPORATION
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

- ------------------------------------------------------------------------------------------------------------------------------------
              COL. A                     COL. B                        COL. C                             COL. D             COL. E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                             ------------------------------------
                                                                  (1)                   (2)                                  Balance
           Description                  Balance at           Charged to            Charged to           Deductions             at
                                        Beginning            Costs and           Other Accounts          Describe            End of
                                        of Period             Expenses               Describe               (A)              Period
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Fiscal year ended January 1, 1994:
   Allowance for doubtful accounts       $  30,275            $   9,146                                  $  10,613         $  28,808
                                         =========            =========                                  =========         =========

Fiscal year ended January 2, 1993:
   Allowance for doubtful accounts       $  22,412            $   8,255                                  $     392         $  30,275
                                         =========            =========                                  =========         =========

Fiscal year ended January 4, 1992:
   Allowance for doubtful accounts       $  15,179            $  18,126                                  $  10,893         $  22,412
                                         =========            =========                                  =========         =========





(A) Deductions include accounts written off net of recoveries and, in 1992, additions of $4.3 million from the acquisition of subsidiaries.

                                 VF CORPORATION
                      SCHEDULE IX - SHORT-TERM BORROWINGS



- -----------------------------------------------------------------------------------------------------------------------------------
              COL. A                                 COL. B        COL. C             COL. D            COL. E             COL. F
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Weighted
                                                                                     Maximum            Average            Average
                                                                  Weighted            Amount            Amount            Interest
      Category of Aggregate                         Balance        Average         Outstanding        Outstanding           Rate
      Short-term Borrowings                        at End of      Interest          During the         During the        During the
                                                     Period         Rate              Period           Period (A)        Period (B)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Fiscal year ended January 1, 1994:
   Commercial paper                                $       -             -           $ 110,000          $  39,931             3.36%
   Short-term borrowings with domestic banks               -             -             320,000             34,918             3.70%
   Short-term borrowings with foreign banks           35,648        10.70%              61,880             31,644            10.30%
                                                   ---------
                                                   $  35,648
                                                   =========


Fiscal year ended January 2, 1993:
   Commercial paper                                $       -             -           $ 139,770          $  61,086             3.93%
   Short-term borrowings with domestic banks          88,100         3.70%              88,100             46,508             4.03%
   Short-term borrowings with foreign banks           37,722        12.11%              60,822             38,546            11.06%
                                                   ---------
                                                   $ 125,822
                                                   =========


Fiscal year ended January 4, 1992:
   Commercial paper                                $       -             -           $  33,211          $   5,718             6.78%
   Short-term borrowings with domestic banks               -             -              29,500              2,833             7.72%
   Short-term borrowings with foreign banks            5,954         9.22%               7,042              5,416             9.67%
                                                   ---------
                                                   $   5,954
                                                   =========


(A) The average amount outstanding during the period is computed based on average month-end balances for amounts payable to banks and on average daily balances for commercial paper.
(B) The weighted average interest rate during the period was computed by dividing actual interest expense by average short-term debt outstanding.


Columns D, E, and F exclude short-term obligations classified as long-term pursuant to FASB Statement No. 6 in 1992.

                                 VF CORPORATION
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION





- ------------------------------------------------------------------------------------------------------------------
                                   COL. A                                            COL. B
- ------------------------------------------------------------------------------------------------------------------
                                   Item                                   Charged to Costs and Expenses
- ------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
         Fiscal year ended January 1, 1994:
             Maintenance and repairs                                              $  52,716
             Advertising costs                                                      199,764

         Fiscal year ended January 2, 1993:
             Maintenance and repairs                                              $  49,900
             Advertising costs                                                      187,819

         Fiscal year ended January 4, 1992:
             Maintenance and repairs                                              $  47,834
             Advertising costs                                                      127,910





Depreciation and amortization of intangible assets, taxes other than payroll and income taxes, and royalties were less than 1% of total sales and revenues for fiscal 1993, 1992 and 1991.

FORM 10-K -- ITEM 14
        The following exhibits of VF Corporation are included in Item 14(c):

                                      EXHIBIT INDEX

                                                                                  Page Number
Number                                 Description                                In This Report
- ------                                 -----------                                --------------
     2      Plan of acquisition, reorganization, arrangement, liquidation or succession:
            (A)    Agreement and Plan of Merger between the Corporation, Spice    (Incorporated
                   Acquisition Co. and Nutmeg Industries, Inc. dated December      by reference)
                   12, 1993

     3      Articles of incorporation and bylaws:

            (A)    Articles of Incorporation, as amended and restated as of       (Incorporated
                   April 18, 1986 and as presently in effect                       by reference)

            (B)    Statement Affecting Class or Series of Shares                  (Incorporated
                                                                                   by reference)

            (C)    Statement with Respect to Shares of Series B ESOP              (Incorporated
                   Convertible Preferred Stock                                     by reference)

            (D)    Bylaws, as amended through July 17, 1990 and as presently in   (Incorporated
                   effect                                                          by reference)

      4     Instruments defining the rights of security holders, including indentures:
            (A)    A specimen of the Corporation's Common Stock certificate       (Incorporated
                                                                                   by reference)

            (B)    A specimen of the Corporation's Series B ESOP Convertible      (Incorporated
                   Preferred Stock certificate                                     by reference)

            (C)    Indenture between the Corporation and Morgan Guaranty Trust    (Incorporated
                   Company of New York, dated January 1, 1987                      by reference)

            (D)    First Supplemental Indenture between the Corporation, Morgan   (Incorporated
                   Guaranty Trust Company of New York and United States Trust      by reference)
                   Company of New York, dated September 1, 1989

            (E)    Rights Agreement, dated January 13, 1988, between the          (Incorporated
                   Corporation and Morgan Shareholder Services Trust Company       by reference)

            (F)    Amendment No. 1 to Rights Agreement, dated April 17,           (Incorporated
                   1990, between the Corporation and First Chicago Trust           by reference)
                   Company of New York

            (G)    Amendment No. 2 to Rights Agreement, dated December 4, 1990,   (Incorporated
                   between the Corporation and First Chicago Trust Company of      by reference)
                   New York




     10     Material contracts:
            (A)    1982 Stock Option Plan                                         (Incorporated
                                                                                   by reference)

            (B)    1991 Stock Option Plan                                         (Incorporated
                                                                                   by reference)

            (C)    Annual Discretionary Management Incentive Compensation
                   Program                                                        (Incorporated
                                                                                   by reference)

            (D)    Deferred Compensation Plan                                     (Incorporated
                                                                                   by reference)

            (E)    Executive Deferred Savings Plan                                (Incorporated
                                                                                   by reference)

            (F)    Amended and Restated Supplemental Executive Retirement Plan,   (Incorporated
                   dated May 16, 1989                                              by reference)

            (G)    First Amended Annual Benefit Determination under the Amended   (Incorporated
                   and Restated Supplemental Executive Retirement Plan for L.      by reference)
                   R. Pugh

            (H)    Second Amended Annual Benefit Determination under the          (Incorporated
                   Amended and Restated Supplemental Executive Retirement Plan     by reference)
                   for Mid-Career Senior Management

            (I)    Third Amended Annual Benefit Determination under the Amended   (Incorporated
                   and Restated Supplemental Executive Retirement Plan for         by reference)
                   Senior Management

            (J)    Fourth Amended Annual Benefit Determination under the          (Incorporated
                   Amended and Restated Supplemental Executive Retirement Plan     by reference)
                   for Participants in the Corporation's Deferred Compensation
                   Plan

            (K)    Fifth Amended Annual Benefit Determination under the Amended   (Incorporated
                   and Restated Supplemental Executive Retirement Plan which       by reference)
                   funds certain benefits upon a Change in Control




            (L)    Form of Change in Control Agreement with senior management     (Incorporated
                   of the Corporation                                              by reference)

            (M)    Form of Change in Control Agreement with other management of   (Incorporated
                   the Corporation                                                 by reference)

            (N)    Form of Change in Control Agreement with management of         (Incorporated
                   subsidiaries of the Corporation                                 by reference)

            (O)    Revolving Credit Agreement, dated October 21, 1993             (Incorporated
                                                                                   by reference)

     11     Computation of earnings per common share

     13     Annual report to security holders

     21     Subsidiaries of the Corporation

     23.1   Consents of experts and counsel

     23.2   Consents of experts and counsel

     24     Power of attorney

     99     Additional exhibits:
            (A) Form 11-K for VF Corporation Tax-Advantaged Savings Plan for Salaried Employees for the year ended December 31, 1993
