Form 10-Q
period 1994-04-02
V F CORP /PA/
filed 1994-05-12
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934



For the quarterly period ended APRIL 2, 1994
                               -------------

                                       or

/  / Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934



For the transition period from -------------------- to --------------------



Commission file number 1-5256
                       ------


                              V. F. CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         PENNSYLVANIA                                       23-1180120
- - -------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)



  1047 NORTH PARK ROAD, WYOMISSING, PA                            19610
- - ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code 610-378-1151
                                                   ------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X .  NO    .
                                                ---      ---


On April 30, 1994, there were 64,661,902 shares of Common Stock outstanding.

                                 VF CORPORATION

                                     INDEX



                                                                                                     PAGE NO.
                                                                                                     --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

        Consolidated Statements of Income -  Three months
        ended April 2, 1994 and April 3, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .         3


        Consolidated Balance Sheets - April 2, 1994
        January 1, 1994 and April 3, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4


        Consolidated Statements of Cash Flows -
        Three months ended April 2, 1994 and
        April 3, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5


        Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .         6


   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .       8


PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . .      10

   Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                   THREE MONTHS ENDED
                                             -----------------------------
                                               APRIL 2            APRIL 3
                                                1994               1993
                                             ----------         ----------
NET SALES                                    $1,123,035         $1,016,644

COSTS AND OPERATING EXPENSES
   Cost of products sold                        760,423            693,418
   Marketing, administrative
       and general expenses                     253,910            221,789
                                             ----------         ----------
                                              1,014,333            915,207
                                             ----------         ----------


OPERATING INCOME                                108,702            101,437

OTHER INCOME (EXPENSE)
   Interest income                                2,508              2,940
   Interest expense                             (19,191)           (18,222)
   Miscellaneous, net                            (4,149)               286
                                             ----------         ----------
                                                (20,832)           (14,996)
                                             ----------         ----------


INCOME BEFORE INCOME TAXES                       87,870             86,441


INCOME TAXES                                     34,972             33,712
                                             ----------         ----------


NET INCOME                                   $   52,898         $   52,729
                                             ==========         ==========



EARNINGS PER COMMON SHARE
   Primary                                        $0.81              $0.83
   Fully diluted                                   0.79               0.81


CASH DIVIDENDS PER COMMON SHARE                   $0.32              $0.30





See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      APRIL 2             JANUARY 1            APRIL 3
                                                                       1994                 1994                1993
                                                                    ----------           ----------          ----------
ASSETS
CURRENT ASSETS
   Cash and equivalents                                             $   25,522           $  151,564          $   37,416
   Accounts receivable, less
       allowances: Apr 2-$30,648;
       Jan 1-$28,808; Apr 3-$33,047                                    632,631              511,887             544,943
   Inventories:
       Finished products                                               625,359              486,045             536,265
       Work in process                                                 136,479              119,582             142,614
       Materials and supplies                                          145,087              173,140             149,538
                                                                    ----------           ----------          ----------
                                                                       906,925              778,767             828,417

   Other current assets                                                 89,008               57,962              69,636
                                                                    ----------           ----------          ----------
       Total current assets                                          1,654,086            1,500,180           1,480,412

PROPERTY, PLANT AND EQUIPMENT                                        1,340,110            1,250,023           1,279,370
   Less accumulated depreciation                                       569,192              537,264             554,097
                                                                    ----------           ----------          ----------
                                                                       770,918              712,759             725,273

INTANGIBLE ASSETS                                                      917,945              575,359             550,098

OTHER ASSETS                                                           102,520               89,050              94,098
                                                                    ----------           ----------          ----------
                                                                    $3,445,469           $2,877,348          $2,849,881
                                                                    ==========           ==========          ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings                                            $  446,576           $   35,648          $   31,525
   Current portion of long-term debt                                     3,944              110,119              52,910
   Accounts payable                                                    257,268              246,503             257,558
   Accrued liabilities                                                 362,047              267,578             323,894
                                                                    ----------           ----------          ----------
       Total current liabilities                                     1,069,835              659,848             665,887

LONG-TERM DEBT                                                         630,574              527,573             635,821

OTHER LIABILITIES                                                      148,678              126,978             112,649

REDEEMABLE PREFERRED STOCK                                              63,089               63,309              63,824
DEFERRED CONTRIBUTION TO EMPLOYEE
   STOCK OWNERSHIP PLAN                                                (46,301)             (47,760)            (51,139)
                                                                    ----------           ----------          ----------
                                                                        16,788               15,549              12,685

COMMON SHAREHOLDERS' EQUITY
   Common Stock                                                         64,584               64,489              64,298
   Additional paid-in capital                                          546,074              543,165             535,618
   Foreign currency translation
       adjustments                                                     (14,845)             (12,865)              1,836
   Retained earnings                                                   983,781              952,611             821,087
                                                                    ----------           ----------          ----------
                                                                     1,579,594            1,547,400           1,422,839
                                                                    ----------           ----------          ----------
                                                                    $3,445,469           $2,877,348          $2,849,881
                                                                    ==========           ==========          ==========

See notes to consolidated financial statements.

                                 VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         THREE MONTHS ENDED
                                                                 ---------------------------------
                                                                  APRIL 2                   APRIL 3
                                                                   1994                      1993
                                                                 ---------                 ---------
OPERATIONS
   Net income                                                    $ 52,898                   $ 52,729
   Adjustments to reconcile net income to
       cash provided by operations:
       Depreciation                                                30,176                     29,806
       Amortization of intangible assets                            7,403                      4,464
       Other                                                        5,111                     (3,074)
       Changes in current assets and liabilities:
          Accounts receivable                                     (75,992)                   (51,649)
          Inventories                                             (32,287)                   (85,675)
          Accounts payable                                        (18,818)                     8,692
          Other, net                                               48,929                     58,126
                                                                 --------                   --------

       Cash provided by operations                                 17,420                     13,419

INVESTMENTS
   Capital expenditures                                           (30,031)                   (43,258)
   Business acquisitions                                         (494,751)                       -
   Other, net                                                      (4,258)                    (7,755)
                                                                 --------                   --------

       Cash invested                                             (529,040)                   (51,013)


FINANCING
   Increase (decrease) in short-term borrowings                   510,152                    (94,314)
   Proceeds from long-term debt                                      -                        98,557
   Payment of long-term debt                                     (106,978)                  (233,167)
   Sale of Common Stock                                              -                       231,900
   Cash dividends paid                                            (21,725)                   (20,350)
   Other                                                            4,129                      6,064
                                                                 --------                   --------

       Cash provided (used) by financing                          385,578                    (11,310)
                                                                 --------                   --------

NET CHANGE IN CASH AND EQUIVALENTS                               (126,042)                   (48,904)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                          151,564                     86,320
                                                                 --------                   --------

CASH AND EQUIVALENTS - END OF PERIOD                             $ 25,522                   $ 37,416
                                                                 ========                   ========





See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 1994 are not necessarily indicative of results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended January 1, 1994.

NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

NOTE C - LONG-TERM DEBT

At April 2, 1994, $100.0 million of commercial paper is classified as long-term debt pursuant to the Corporation's intent to refinance the obligation on a long-term basis. On April 6, 1994, the Corporation issued $100.0 million of 7.60% notes due 2004.

NOTE D - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At April 2, 1994, there were 64,583,672 shares outstanding, excluding 1,769,197 treasury shares. At January 1, 1994 and April 3, 1993, there were 64,488,660 and 64,298,235 shares outstanding, excluding 1,769,131 and 1,767,131 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 2,043,366 shares were outstanding at April 2, 1994, 2,050,491 at January 1, 1994 and 2,067,185 at April 3, 1993.

                                 VF CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE E - ACQUISITIONS

On January 4, 1994, the Corporation acquired H. H. Cutler Company for a total consideration of $154.7 million. Also on January 19, 1994, the Corporation acquired Nutmeg Industries, Inc. for a total consideration of $352.2 million. The acquisitions have been accounted for as purchases, and accordingly, operating results of the companies have been included in the consolidated financial statements since the dates of acquisition. The following pro forma results of operations assume that these acquisitions had occurred at the beginning of 1993:


                                                            First Quarter
In thousands, except per share amounts                           1993
- - --------------------------------------                      -------------

Net sales                                                     $1,094,394
Net income                                                        46,638

Earnings per common share:
   Primary                                                         $0.73
   Fully diluted                                                    0.71

                                 VF CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated net sales increased 10% for the first quarter compared with the first quarter of 1993. Of the total increase, $78 million represents sales of divisions acquired since last year's first quarter. With net income flat for the quarter, earnings per share declined slightly due to higher average shares outstanding from the public offering of Common Stock completed in late January 1993.

During the quarter, the Corporation was reorganized into five new business groups consisting of Jeanswear, Decorated Knitwear, Intimate Apparel, Playwear and Specialty Apparel. Sales and operating profit by business group are summarized as follows:


                                                                  First Quarter
                                                     -----------------------------------------
                                                                           1993        Percent
                                                        1994            (Restated)      Change
                                                     ----------         ----------     -------
                                                              (In thousands)
NET SALES
 Jeanswear                                           $  589,000         $  585,266        1%
 Decorated Knitwear                                     116,883             62,752       86
 Intimate Apparel                                       174,865            169,708        3
 Playwear                                                77,845             45,021       73
 Specialty Apparel                                      164,442            153,897        7
                                                     ----------         ----------       ---
                                                     $1,123,035         $1,016,644       10%
                                                     ==========         ==========       ===

OPERATING PROFIT
 Jeanswear                                           $   80,544         $   76,861        5%
 Decorated Knitwear                                      (5,373)            (3,291)     (63)
 Intimate Apparel                                        17,502             15,855       10
 Playwear                                                 6,149              2,669      100+
 Specialty Apparel                                       19,696             18,370        7
                                                     ----------         ----------      ----
                                                        118,518            110,464        7%
                                                                                        ====

CORPORATE EXPENSES                                       (9,816)            (9,027)

INTEREST, NET                                           (16,683)           (15,282)

OTHER INCOME (EXPENSE), NET                              (4,149)               286
                                                     ----------         ----------

INCOME BEFORE INCOME TAXES                           $   87,870         $   86,441
                                                     ==========         ==========


The Jeanswear business group consists of the Lee and Wrangler divisions in the United States and in international markets, primarily in Europe. This business group also includes Girbaud, which designs and markets licensed jeanswear products in the United States under the Marithe & Francois Girbaud(R) label. Sales and operating profit increased strongly in international markets. Domestically, operating profit increased at Lee and Wrangler despite flat sales, but sales and profits declined at Girbaud, where consumer resistance to premium-priced jeans has impacted performance since mid-1993.

The Decorated Knitwear business group includes the manufacturing and marketing operations of Bassett-Walker, Nutmeg, Cutler sports apparel and JanSport imprinted apparel. The sales increase in the current quarter was due primarily to the addition of Nutmeg and Cutler, both newly acquired in January 1994. Sales and profits for the first quarter are at an expected low level due to the seasonal nature of this group.

The Intimate Apparel business group includes the operations of Vanity Fair Mills and Barbizon domestically and the intimate apparel divisions in Europe. Quarterly sales for the group rose modestly as a result of increased sales of Vassarette products at Vanity Fair. Operating margin improvements were posted for all divisions included in the business group.

The Playwear business group consists of Healthtex, the playwear and sleepwear operations of Cutler and the preschool sizes of Lee and Wrangler in the United States. Playwear sales increased primarily due to the acquisition of Cutler in 1994. Quarterly operating profits exceeded the prior year period due to the inclusion of Cutler and significantly higher margins in all other divisions.

The Specialty Apparel business group consists primarily of the Red Kap and Jantzen divisions and JanSport equipment. The group's sales and operating profit increases resulted primarily from the higher volume experienced at Red Kap.

Overall, gross margins increased slightly to 32.3% of sales from 31.8% in 1993, due primarily to reduced use of outside contractors in the Jeanswear group.

Marketing, administrative and general expenses were 22.6% of sales, compared with 21.8% in the first quarter of 1993. The increase is attributable to higher distribution and other costs. Marketing, administrative and general expenses as a percent of sales in the first quarter are historically at higher levels than annual amounts and are not necessarily representative of the trend expected for the year.

Net interest expense increased due to higher short-term borrowings related to the Nutmeg and Cutler acquisitions. The increase in miscellaneous expense results from higher goodwill amortization related to these acquisitions.

The effective income tax rate for the first quarter of 1994 was 39.8% versus 39.0% for the 1993 period, based on the expected effective rate for the year. The higher rate results primarily from the change in the United States corporate income tax rate from 34% to 35% effective August 1993.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Corporation is reflected in the following:

                                                                    April 2          January 1           April 3
                                                                     1994              1994               1993
                                                                  ----------        ----------         ----------
                                                                           (Dollars in millions)
Working capital                                                       $584.3            $840.3             $814.5

Current ratio                                                       1.5 to 1          2.3 to 1           2.2 to 1

Total debt to capitalization                                           40.6%             30.3%              33.6%

Days' sales outstanding in accounts receivable are consistent at all balance sheet dates.

Inventories are higher than at the comparable date in the prior year and at year-end 1993 levels due to the acquisitions of Nutmeg and Cutler in January 1994. Inventories also increased from year-end 1993 to meet seasonal requirements.

During the 1994 first quarter, short-term borrowings were used to finance the purchases of Nutmeg and Cutler. In addition, the Corporation used short-term borrowings to fund the January 1994 redemption of $100.0 million of 8.00% notes due in 1997. On April 6, 1994, the redeemed notes were refinanced with 10 year 7.60% notes.


PART II - OTHER INFORMATION

Item 4 -Submission of Matters to a Vote of Security Holders
        At the Annual Meeting of Shareholders of the Corporation held on April 19, 1994, shares representing a total of 66,606,149 votes were outstanding and entitled to vote on the following matters:

        1) The Directors elected at the meeting for a term of three years were Roger S. Hillas, William E. Pike, M. Rust Sharp, and L. Dudley Walker.

        2) The proposal to adopt the 1991 Stock Option Plan, as amended, was approved. The vote was 49,041,668 for, 6,967,014 against and 350,372 abstaining.

        3) The proposal to adopt the Executive Incentive Compensation Plan was approved. The vote was 54,080,711 for, 1,897,425 against and 380,918 abstaining.


Item 6 - Exhibits and Reports on Form 8-K

             (a)   Exhibit 11
                   Computation of earnings per share for the three months ended April 2, 1994 and April 3, 1993

             (b)   Reports on Form 8-K
                   A report on Form 8-K dated January 19, 1994, as amended on Form 8-K/A, announced the acquisitions of Nutmeg Industries, Inc. and H. H. Cutler Company and included documents related to the acquisitions, financial statements of Nutmeg and combined condensed financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      V.F. CORPORATION
                                                  --------------------------
                                                  (Registrant)


Date:  May 12, 1994
                                                      /s/ G. G. Johnson
                                                  --------------------------
                                                  G. G. JOHNSON
                                                  Vice President-Finance
                                                  (Chief Financial Officer)




                                                      /s/ R. K. Shearer
                                                  --------------------------
                                                  R. K. SHEARER
                                                  Vice President/Controller
                                                  (Chief Accounting Officer)