Form 10-Q
period 1994-07-02
V F CORP /PA/
filed 1994-08-11
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarterly period ended JULY 2, 1994


                                       or

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934



For the transition period from ____________________ to ____________________



Commission file number 1-5256



                              V. F. CORPORATION
             (Exact name of registrant as specified in its charter)



        PENNSYLVANIA                                            23-1180120
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



  1047 NORTH PARK ROAD, WYOMISSING, PA                            19610
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code 610-378-1151



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X .  NO ___.



On July 30, 1994, there were 64,690,202 shares of Common Stock outstanding.

                                 VF CORPORATION

                                     INDEX


                                                                                           PAGE NO.
                                                                                           --------

PART I  -  FINANCIAL INFORMATION

     Item 1  -   Financial Statements

                 Consolidated Statements of Income -  Three months
                 and six months ended July 2, 1994 and July 3, 1993. . . . . . . . .          3


                 Consolidated Balance Sheets - July 2, 1994,
                 January 1, 1994 and July 3, 1993. . . . . . . . . . . . . . . . . .          4


                 Consolidated Statements of Cash Flows -
                 Six months ended July 2, 1994 and July 3, 1993. . . . . . . . . . .          5


                 Notes to Consolidated Financial Statements. . . . . . . . . . . . .          6


     Item 2  -   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . . . . . .          7


PART II  -  OTHER INFORMATION

     Item 6  -   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .          9


                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           --------------------                -------------------
                                                       JULY 2             JULY 3            JULY 2             JULY 3
                                                        1994               1993              1994               1993
                                                     ----------         ----------        ----------         ----------
NET SALES                                            $1,186,324         $1,053,411        $2,309,359         $2,070,055

COSTS AND OPERATING EXPENSES
   Cost of products sold                                806,149            725,865         1,566,572          1,419,283
   Marketing, administrative
       and general expenses                             258,861            223,247           512,771            445,036
                                                     ----------         ----------        ----------         ----------
                                                      1,065,010            949,112         2,079,343          1,864,319
                                                     ----------         ----------        ----------         ----------


OPERATING INCOME                                        121,314            104,299           230,016            205,736
OTHER INCOME (EXPENSE)
   Interest income                                        1,980              2,419             4,488              5,359
   Interest expense                                     (21,579)           (17,993)          (40,770)           (36,215)
   Miscellaneous, net                                    (4,001)             1,912            (8,150)             2,198
                                                     ----------         ----------        ----------         ----------
                                                        (23,600)           (13,662)          (44,432)           (28,658)
                                                     ----------         ----------        ----------         ----------


INCOME BEFORE INCOME TAXES                               97,714             90,637           185,584            177,078


INCOME TAXES                                             38,798             34,906            73,770             68,618
                                                     ----------         ----------        ----------         ----------


NET INCOME                                           $   58,916         $   55,731        $  111,814         $  108,460
                                                     ==========         ==========        ==========         ==========


EARNINGS PER COMMON SHARE
   Primary                                                $0.90              $0.85             $1.71              $1.68
   Fully diluted                                           0.88               0.83              1.67               1.64



CASH DIVIDENDS
  PER COMMON SHARE                                        $0.32              $0.30             $0.64              $0.60





See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      JULY 2              JANUARY 1            JULY 3
                                                                       1994                 1994                1993
                                                                    ----------           ----------          ----------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                             $   25,456           $  151,564          $   31,103
   Accounts receivable, less
       allowances: Jul 2-$34,475;
       Jan 1-$28,808; Jul 3-$33,281                                    731,165              511,887             656,537
   Inventories:
       Finished products                                               638,920              486,045             583,142
       Work in process                                                 151,123              119,582             137,360
       Materials and supplies                                          170,305              173,140             145,184
                                                                    ----------           ----------          ----------
                                                                       960,348              778,767             865,686

   Other current assets                                                 81,370               57,962              71,249
                                                                    ----------           ----------          ----------
       Total current assets                                          1,798,339            1,500,180           1,624,575

PROPERTY, PLANT AND EQUIPMENT                                        1,372,230            1,250,023           1,251,020
   Less accumulated depreciation                                       597,962              537,264             555,966
                                                                    ----------           ----------          ----------
                                                                       774,268              712,759             695,054

INTANGIBLE ASSETS                                                      918,670              575,359             536,535

OTHER ASSETS                                                           104,577               89,050             104,564
                                                                    ----------           ----------          ----------
                                                                    $3,595,854           $2,877,348          $2,960,728
                                                                    ==========           ==========          ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings                                            $  534,204           $   35,648          $  132,264
   Current portion of long-term debt                                     3,370              110,119              52,221
   Accounts payable                                                    263,794              246,503             246,280
   Accrued liabilities                                                 367,504              267,578             316,226
                                                                    ----------           ----------          ----------
       Total current liabilities                                     1,168,872              659,848             746,991

LONG-TERM DEBT                                                         623,896              527,573             634,186

OTHER LIABILITIES                                                      156,042              126,978             122,735

REDEEMABLE PREFERRED STOCK                                              62,788               63,309              63,659
DEFERRED CONTRIBUTION TO EMPLOYEE
   STOCK OWNERSHIP PLAN                                                (45,033)             (47,760)            (50,045)
                                                                    ----------           ----------          ----------
                                                                        17,755               15,549              13,614

COMMON SHAREHOLDERS' EQUITY
   Common Stock                                                         64,668               64,489              64,386
   Additional paid-in capital                                          549,891              543,165             538,220
   Foreign currency
      translation adjustments                                           (6,019)             (12,865)            (16,082)
   Retained earnings                                                 1,020,749              952,611             856,678
                                                                    ----------           ----------          ----------
                                                                     1,629,289            1,547,400           1,443,202
                                                                    ----------           ----------          ----------
                                                                    $3,595,854           $2,877,348          $2,960,728
                                                                    ==========           ==========          ==========

See notes to consolidated financial statements.

                                 VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                              SIX MONTHS ENDED
                                                                                          -------------------------
                                                                                      JULY 2                    JULY 3
                                                                                       1994                      1993
                                                                                     --------                  --------
OPERATIONS
   Net income                                                                       $ 111,814                  $ 108,460
   Adjustments to reconcile net income to
       cash used by operations:
       Depreciation                                                                    61,152                     54,612
       Amortization of intangible assets                                               15,439                      8,892
       Other                                                                           15,592                        105
       Changes in current assets and liabilities:
          Accounts receivable                                                        (167,002)                  (171,098)
          Inventories                                                                 (76,593)                  (128,152)
          Accounts payable                                                            (13,231)                       206
          Other, net                                                                   50,741                     52,902
                                                                                    ---------                  ---------

       Cash used by operations                                                         (2,088)                   (74,073)

INVESTMENTS
   Capital expenditures                                                               (68,940)                  (103,751)
   Sale of outlet facilities                                                             -                        62,000
   Business acquisitions                                                             (494,751)                      -
   Other, net                                                                          (5,449)                   (11,738)
                                                                                    ---------                  ---------

       Cash invested                                                                 (569,140)                   (53,489)

FINANCING
   Increase in short-term borrowings                                                  496,317                      8,434
   Proceeds from long-term debt                                                        99,207                     98,557
   Payment of long-term debt                                                         (114,475)                  (234,945)
   Sale of Common Stock                                                                  -                       231,900
   Cash dividends paid                                                                (43,478)                   (40,730)
   Other, net                                                                           7,549                      9,129
                                                                                    ---------                  ---------

       Cash provided by financing                                                     445,120                     72,345
                                                                                    ---------                  ---------

NET CHANGE IN CASH AND EQUIVALENTS                                                   (126,108)                   (55,217)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                              151,564                     86,320
                                                                                    ---------                  ---------

CASH AND EQUIVALENTS - END OF PERIOD                                                $  25,456                  $  31,103
                                                                                    =========                  =========





See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 2, 1994 are not necessarily indicative of results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended January 1, 1994.

NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

NOTE C - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At July 2, 1994, there were 64,668,172 shares outstanding, excluding 1,770,467 treasury shares. At January 1, 1994 and July 3, 1993, there were 64,488,660 and 64,385,742 shares outstanding, excluding 1,769,131 and 1,767,185 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 2,033,631 shares were outstanding at July 2, 1994, 2,050,491 at January 1, 1994 and 2,061,842 at July 3, 1993.

NOTE D - ACQUISITIONS

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


                                                                     Second Quarter                  Six Months
In thousands, except per share amounts                                    1993                          1993
- - --------------------------------------                               -------------                   ----------

Net sales                                                              $1,139,427                    $2,233,821
Net income                                                                 50,747                        97,385

Earnings per common share:
   Primary                                                                  $0.78                         $1.51
   Fully diluted                                                             0.76                          1.47


                                 VF CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated net sales increased 13% for the second quarter and 12% for the six months compared with the 1993 periods. Approximately $70 million and $148 million of the respective increases represent sales of divisions acquired since the 1993 periods, with the remainder due primarily to unit volume growth within existing divisions. Net income increased 6% for the quarter and 3% for the six months.

During 1994, the Corporation was reorganized into five new business groups consisting of Jeanswear, Decorated Knitwear, Intimate Apparel, Playwear and Specialty Apparel. Sales and operating profit by business group are summarized as follows:


                                              SECOND QUARTER                                      SIX MONTHS
                                 ---------------------------------------          -----------------------------------------
                                                      1993        PERCENT                              1993        PERCENT
                                    1994           (RESTATED)      CHANGE            1994           (RESTATED)      CHANGE
                                 ----------        ----------     -------         ----------        ----------     -------
                                           (IN THOUSANDS)                                   (IN THOUSANDS)

NET SALES
 Jeanswear                      $  618,469         $  593,292        4%          $1,207,469        $1,178,558         2%
 Decorated Knitwear                128,790             79,733       62              245,673           142,485        72
 Intimate Apparel                  172,186            164,089        5              347,051           333,797         4
 Playwear                           81,567             52,184       56              159,412            97,205        64
 Specialty Apparel                 185,312            164,113       13              349,754           318,010        10
                                ----------         ----------       ---          ----------        ----------        ---
                                $1,186,324         $1,053,411       13%          $2,309,359        $2,070,055        12%
                                ==========         ==========       ===          ==========        ==========        ===

OPERATING PROFIT
 Jeanswear                      $   90,412         $   74,043       22%          $  170,956        $  150,904        13%
 Decorated Knitwear                 (2,609)            (1,967)     (33)              (7,982)           (5,258)      (52)
 Intimate Apparel                   12,635             15,476      (18)              30,137            31,331        (4)
 Playwear                            7,904              6,042       31               14,053             8,711        61
 Specialty Apparel                  22,736             19,678       16               42,432            38,048        12
                                ----------         ----------       ---          ----------        ----------        ---
                                   131,078            113,272       16%             249,596           223,736        12%
                                                                    ===                                              ===

CORPORATE EXPENSES                  (9,764)            (8,973)                      (19,580)          (18,000)

INTEREST, NET                      (19,599)           (15,574)                      (36,282)          (30,856)

OTHER INCOME
  (EXPENSE)                         (4,001)             1,912                        (8,150)            2,198
                                ----------         ----------                    ----------        ----------

INCOME BEFORE
   INCOME TAXES                 $   97,714         $   90,637                    $  185,584        $  177,078
                                ==========         ==========                    ==========        ==========



The Jeanswear business group consists of the Lee and Wrangler divisions in the United States (except for preschool sizes classified in Playwear) and in international markets, primarily in Europe. This business group also includes Girbaud, which designs and markets licensed jeanswear products in the United States under the Marithe & Francois Girbaud(R) label. Sales and operating profit for both the quarter and six months increased strongly for Lee and Wrangler in both domestic and international markets. Sales and profits declined at Girbaud, however, where consumer resistance to premium-priced jeans has impacted performance since mid-1993.

The Decorated Knitwear business group includes Bassett-Walker, Nutmeg, Cutler sports apparel and JanSport imprinted apparel. The 1994 sales increase is due to the addition of Nutmeg and Cutler, both newly acquired in January 1994. Sales and profits for the first six months are at an expected low level due to the seasonal nature of this group.

The Intimate Apparel business group includes the operations of Vanity Fair Mills and Barbizon domestically and the intimate apparel divisions in Europe. Quarterly and six month sales for the group rose due to increased sales of Vassarette products at Vanity Fair. Domestic operating margins improved from increased manufacturing efficiencies at Vanity Fair, offset by reduced profits in Europe due to the continuing recession in France and Spain.

The Playwear business group consists of Healthtex, the playwear and sleepwear operations of Cutler and the preschool sizes of Lee and Wrangler in the United States. Playwear sales increased due to the acquisition of Cutler in 1994. Operating profits exceeded the prior year periods due primarily to higher profits in existing divisions.

The Specialty Apparel business group consists primarily of the Red Kap and Jantzen divisions and JanSport equipment. The group's sales and operating profit increases in the quarter and six months resulted from growth at Red Kap and JanSport equipment.

Overall, gross margins increased to 32.0% and 32.2% of sales during the second quarter and six months, respectively, from 31.1% and 31.4% in 1993, due primarily to improved efficiencies in the Jeanswear group.

Marketing, administrative and general expenses were 21.8% and 22.2% of sales during the second quarter and six months of 1994, respectively, compared with 21.2% and 21.5% in the 1993 periods. The increase is attributable to higher distribution, business systems and other costs. Marketing, administrative and general expenses as a percent of sales in the first half of the year are historically at higher levels than annual amounts and are not necessarily representative of the trend expected for the year.

Net interest expense increased due to higher short-term borrowings related to the Nutmeg and Cutler acquisitions. The increase in miscellaneous expense results from higher goodwill amortization related to these acquisitions.

The effective income tax rate for the six months of 1994 was 39.8% versus 38.8% for the 1993 period, based on the expected effective rate for the year. The higher rate results from the change in the United States corporate income tax rate from 34% to 35% effective August 1993.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Corporation is reflected in the following:

                                          July 2           January 1           July 3
                                           1994              1994               1993
                                        ----------        ----------         ----------
                                                     (Dollars in millions)

Working capital                             $629.5            $840.3             $877.6

Current ratio                             1.5 to 1          2.3 to 1           2.2 to 1

Total debt to capitalization                 41.6%             30.3%              36.0%


Days' sales outstanding in accounts receivable are consistent at all balance sheet dates.

Inventories are higher than at the comparable date in the prior year due to the acquisitions of Nutmeg and Cutler in January 1994. Inventories increased from year-end 1993 due to the acquisitions and to meet seasonal requirements.

Short-term borrowings were used to finance the January 1994 purchases of Nutmeg and Cutler. In addition, the Corporation used short-term borrowings to fund the January 1994 redemption of $100.0 million of 8.00% notes due in 1997. On April 6, 1994, the redeemed notes were refinanced with 10 year, 7.60% notes.



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibit 11
                   Computation of earnings per share for the three and six months ended July 2, 1994 and July 3, 1993.

         (b)   Reports on Form 8-K
                   A report on Form 8-K dated April 6, 1994 provided various exhibits related to the $100 million, 7.60% notes due April 1, 2004 that were issued on April 6, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                /s/ V.F. CORPORATION
                                                (Registrant)


Date:  August 10, 1994


                                                /s/ G. G. JOHNSON
                                                G. G. JOHNSON
                                                Vice President-Finance
                                                (Chief Financial Officer)





                                                /s/ R. K. SHEARER
                                                R. K. SHEARER
                                                Vice President/Controller
                                                (Chief Accounting Officer)