Form 10-Q
period 1994-10-01
V F CORP /PA/
filed 1994-11-14
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         For the quarterly period ended OCTOBER 1, 1994

                                       or

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ---------------

                       Commission file number:   1-5256



                ---------------------------------------------

                               V. F. CORPORATION
             (Exact name of registrant as specified in its charter)


      PENNSYLVANIA                                             23-1180120
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                              identification no.)


                              1047 NORTH PARK ROAD
                             WYOMISSING, PA  19610
                    (Address of principal executive offices)

                                 (610) 378-1151
              (Registrant's telephone number, including area code)


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

         On October 29, 1994, there were 64,726,684 shares of Common Stock outstanding.

                                 VF CORPORATION

                                     INDEX

                                                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income - Three months
              and nine months ended October 1, 1994
              and October 2, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

              Consolidated Balance Sheets - October 1, 1994,
              January 1, 1994 and October 2, 1993   . . . . . . . . . . . . . . . . . . . . . . .         4

              Consolidated Statements of Cash Flows -
              Nine months ended October 1, 1994 and
              October 2, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .         6

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .         7

PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .         9

                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               -----------------------------       ----------------------------
                                                                OCTOBER 1         OCTOBER 2         OCTOBER 1        OCTOBER 2
                                                                  1994               1993              1994            1993
                                                               -----------       -----------       -----------     ------------
NET SALES                                                       $1,373,037       $1,152,842        $3,682,396       $3,222,897

COSTS AND OPERATING EXPENSES
   Cost of products sold                                           930,960          797,798         2,497,532        2,217,081
   Marketing, administrative and general expenses                  274,097          235,115           786,868          680,151
                                                                ----------       ----------        ----------       ----------
                                                                 1,205,057        1,032,913         3,284,400        2,897,232
                                                                ----------       ----------        ----------       ----------
OPERATING INCOME                                                   167,980          119,929           397,996          325,665

OTHER INCOME (EXPENSE)
   Interest income                                                   2,104           28,603             6,592           33,962
   Interest expense                                                (21,234)         (18,451)          (62,004)         (54,666)
   Miscellaneous, net                                               (2,731)             987           (10,881)           3,185
                                                                ----------       ----------        ----------       ----------
                                                                   (21,861)          11,139           (66,293)         (17,519)
                                                                ----------       ----------        ----------       ----------
INCOME BEFORE INCOME TAXES                                         146,119          131,068           331,703          308,146

INCOME TAXES                                                        58,315           54,253           132,085          122,871
                                                                ----------       ----------        ----------       ----------

NET INCOME                                                      $   87,804       $   76,815        $  199,618       $  185,275
                                                                ==========       ==========        ==========       ==========

EARNINGS PER COMMON SHARE
   Primary                                                           $1.34            $1.18             $3.05            $2.86
   Fully diluted                                                      1.31             1.15              2.98             2.79

CASH DIVIDENDS PER COMMON SHARE                                      $0.32            $0.30             $0.96            $0.90


See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                OCTOBER 1        JANUARY 1         OCTOBER 2
                                                                  1994             1994               1993
                                                               -----------      -----------       -----------
ASSETS
CURRENT ASSETS
   Cash and equivalents                                         $   54,757       $  151,564        $   36,539
   Accounts receivable, less allowances: Oct. 1 - $36,028;
       Jan. 1 - $28,808; Oct. 2 - $32,896                          752,120          511,887           628,751
   Inventories:
       Finished products                                           550,082          486,045           566,849
       Work in process                                             148,311          119,582           129,265
       Materials and supplies                                      168,353          173,140           147,759
                                                                ----------       ----------        ----------
                                                                   866,746          778,767           843,873

   Other current assets                                             79,473           57,962            71,312
                                                                ----------       ----------        ----------
       Total current assets                                      1,753,096        1,500,180         1,580,475

PROPERTY, PLANT AND EQUIPMENT                                    1,399,604        1,250,023         1,270,676
    Less accumulated depreciation                                  629,188          537,264           556,963
                                                                ----------       ----------        ----------
                                                                   770,416          712,759           713,713
INTANGIBLE ASSETS                                                  914,743          575,359           535,410
OTHER ASSETS                                                       101,576           89,050           133,563
                                                                ----------       ----------        ----------
                                                                $3,539,831       $2,877,348        $2,963,161
                                                                ==========       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings                                        $  343,479       $   35,648        $   39,613
   Current portion of long-term debt                               109,237          110,119            52,927
   Accounts payable                                                281,377          246,503           240,443
   Accrued liabilities                                             407,056          267,578           352,876
                                                                 ---------          -------           -------
      Total current liabilities                                  1,141,149          659,848           685,859

LONG-TERM DEBT                                                     517,449          527,573           633,634

OTHER LIABILITIES                                                  158,266          126,978           126,868

REDEEMABLE PREFERRED STOCK                                          62,520           63,309            63,494
DEFERRED CONTRIBUTION TO EMPLOYEE STOCK OWNERSHIP PLAN             (43,858)         (47,760)          (48,839)
                                                                ----------       ----------        ----------
                                                                    18,662           15,549            14,655
COMMON SHAREHOLDERS' EQUITY
   Common Stock                                                     64,734           64,489            64,440
   Additional paid-in capital                                      552,254          543,165           540,029
   Foreign currency translation adjustments                            595          (12,865)          (15,298)
   Retained earnings                                             1,086,722          952,611           912,974
                                                                ----------       ----------        ----------
                                                                 1,704,305        1,547,400         1,502,145
                                                                ----------       ----------        ----------
                                                                $3,539,831       $2,877,348        $2,963,161
                                                                ==========       ==========        ==========

See notes to consolidated financial statements.

                                 VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                -------------------------
                                                                OCTOBER 1       OCTOBER 2
                                                                   1994           1993
                                                                ----------     ----------
OPERATIONS
    Net income                                                  $ 199,618      $ 185,275
    Adjustments to reconcile net income to cash
     provided by operations:
        Depreciation                                               94,893         82,222
        Amortization of intangible assets                          23,615         13,215
        Other, net                                                  3,925        (19,352)
        Changes in current assets and liabilities:
            Accounts receivable                                  (189,051)      (140,214)
            Inventories                                            17,668       (104,212)
            Accounts payable                                        3,354         (6,167)
            Other, net                                            100,801         88,565
                                                                ---------      ---------
         Cash provided by operations                              254,823         99,332

INVESTMENTS
    Capital expenditures                                          (97,454)      (143,998)
    Sale of outlet facilities                                         -           62,000
    Business acquisitions                                        (494,751)           -
    Other, net                                                      5,339        (27,811)
                                                                ---------      ---------
          Cash invested                                          (586,866)      (109,809)

FINANCING
    Increase (decrease) in short-term borrowings                  305,413        (84,933)
    Proceeds from long-term debt                                   99,207         98,557
    Payment of long-term debt                                    (115,307)      (235,002)
    Proceeds from sale of Common Stock                                 -         231,900
    Cash dividends paid                                           (65,247)       (61,130)
    Other, net                                                     11,170         11,304
                                                                ---------      ---------
          Cash provided (used) by financing                       235,236        (39,304)

NET CHANGE IN CASH AND EQUIVALENTS                                (96,807)       (49,781)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                          151,564         86,320
                                                                ---------      ---------

CASH AND EQUIVALENTS - END OF PERIOD                            $  54,757      $  36,539
                                                                =========      =========

See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 1, 1994 are not necessarily indicative of results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended January 1, 1994.

NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

NOTE C - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At October 1, 1994, there were 64,734,134 shares outstanding, excluding 1,770,575 treasury shares. At January 1, 1994 and October 2, 1993, there were 64,488,660 and 64,440,443 shares outstanding, excluding 1,769,131 and 1,769,159 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 2,024,953 shares were outstanding at October 1, 1994, 2,050,491 at January 1, 1994 and 2,056,501 at October 2, 1993.

NOTE D - ACQUISITIONS

On January 4, 1994, the Corporation acquired H.H. Cutler Company for a total consideration of $154.7 million. Also on January 19, 1994, the Corporation acquired Nutmeg Industries, Inc. for a total consideration of $352.2 million. The acquisitions have been accounted for as purchases, and accordingly, operating results of the companies have been included in the consolidated financial statements since the dates of acquisition. The following pro forma results of operations assume that these acquisitions had occurred at the beginning of 1993:

                                                              THIRD QUARTER   NINE MONTHS
                                                                   1993          1993
                                                              -------------   -----------
                                                         (In thousands, except per share amounts)
Net sales                                                      $1,286,840     $3,520,661
Net income                                                         78,672        176,057
Earnings per common share:
    Primary                                                         $1.21          $2.72
    Fully diluted                                                    1.18           2.65

                                 VF CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated net sales increased 19% for the third quarter and 14% for the nine months compared with the 1993 periods. Approximately $101 million and $249 million of the respective increases represent sales of divisions acquired since the 1993 periods, with the remainder due primarily to unit volume growth in existing divisions. Net income increased 14% for the quarter and 8% for the nine months. The 1993 third quarter included a $15.0 million charge for writedown of assets and a $26.3 million gain from an income tax settlement.

During 1994, the Corporation was reorganized into five new business groups consisting of Jeanswear, Decorated Knitwear, Intimate Apparel, Playwear and Specialty Apparel. Sales and operating profit by business group are summarized as follows:



                                                      THIRD QUARTER                                NINE MONTHS
                                        ----------------------------------------     --------------------------------------
                                                          1993           PERCENT                      1993          PERCENT
                                           1994        (RESTATED)         CHANGE        1994       (RESTATED)        CHANGE
                                        ----------     ----------        -------     ----------    ----------       -------
                                               (In thousands)                              (In thousands)
NET SALES
    Jeanswear                           $  692,632     $  637,864             9%     $1,900,101    $1,816,422            5%
    Decorated Knitwear                     202,150        125,294            61         447,823       267,779           67
    Intimate Apparel                       184,583        165,438            12         531,634       499,235            7
    Playwear                               107,269         55,176            94         266,681       152,381           75
    Specialty Apparel                      186,403        169,070            10         536,157       487,080           10
                                        ----------     ----------          ----      ----------    ----------         ----
                                        $1,373,037     $1,152,842            19%     $3,682,396    $3,222,897           14%
                                        ==========     ==========          ====      ==========    ==========         ====

OPERATING PROFIT
    Jeanswear                           $  105,183     $   90,508            16%     $  276,139    $  241,412           14%
    Decorated Knitwear                      20,477         (1,326)          100+         12,495        (6,584)         100+
    Intimate Apparel                        16,670         14,500            15          46,807        45,831            2
    Playwear                                12,103          5,345           100+         26,156        14,056           86
    Specialty Apparel                       22,719         20,156            13          65,151        58,204           12
                                        ----------     ----------          ----      ----------    ----------         ----
                                           177,152        129,183            37%        426,748       352,919           21%
                                                                           ====                                       ====

CORPORATE EXPENSES                          (9,172)        (9,254)                      (28,752)      (27,254)

INTEREST, NET                              (19,130)        10,152                       (55,412)      (20,704)

OTHER INCOME (EXPENSE)                      (2,731)           987                       (10,881)        3,185
                                        ----------     ----------                    ----------    ----------

INCOME BEFORE INCOME TAXES              $  146,119     $  131,068                    $  331,703    $  308,146
                                        ==========     ==========                    ==========    ==========

The Jeanswear business group consists of the Lee and Wrangler divisions in the United States (except for preschool sizes classified in Playwear) and in international markets, primarily in Europe. This business group also includes Girbaud, which designs and markets licensed products in the United States under the Marithe & Francois Girbaud label. Sales and operating profit for both the quarter and nine months increased strongly for Lee and Wrangler in both domestic and international markets. Sales and profits declined at Girbaud, however, where consumer resistance to premium-priced jeans has impacted performance since mid-1993.

The Decorated Knitwear business group includes Bassett-Walker, Nutmeg, Cutler sports apparel and JanSport imprinted apparel. The 1994 sales increase is due to the addition of Nutmeg and Cutler, both newly acquired in January 1994. Sales and profits increased at Bassett-Walker for the quarter and nine months, representing a recovery from industry conditions in 1993 characterized by overcapacity and related pricing weakness. The third quarter of 1993 included a $15.0 million charge for a reduction in fleece and T-shirt capacity.

The Intimate Apparel business group includes the operations of Vanity Fair Mills and Barbizon domestically and the intimate apparel divisions in Europe. Quarterly and nine month sales increased at most business units in the group.

The Playwear business group consists of Healthtex, the playwear and sleepwear operations of Cutler and the preschool sizes of Lee and Wrangler in the United States. Playwear sales and profits increased due to the acquisition of Cutler and increases in existing divisions.

The Specialty Apparel business group consists of the Red Kap and Jantzen divisions and JanSport equipment. The group's sales and operating profit increases in the quarter and nine months resulted from growth at Red Kap and JanSport equipment.

Overall, gross margins increased to 32.2% of sales during the third quarter and nine months, from 30.8% and 31.2% in the 1993 periods. The 1993 third quarter included a $15.0 million capacity writedown. The increases in both 1994 periods were due primarily to improved efficiencies in the Jeanswear group.

Marketing, administrative and general expenses were 20.0% and 21.4% of sales during the third quarter and nine months of 1994, respectively, compared with 20.4% and 21.1% in the 1993 periods.

Interest income in the 1993 quarter included $26.3 million related to settlement of income tax issues of an acquired company. Excluding this, net interest expense increased due to higher short-term borrowings related to the Nutmeg and Cutler acquisitions. The increase in miscellaneous expense results from higher goodwill amortization related to these acquisitions.

The effective income tax rate for the nine months of 1994 was 39.8%, compared with 39.9% for the 1993 period, based on the expected effective rate for the year. The third quarter of 1993 included the cumulative effect of the increase in the United States corporate income tax rate, which was retroactive to the beginning of the year.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Corporation is reflected in the following:

                                          OCTOBER 1       JANUARY 1      OCTOBER 2
                                             1994           1994            1993
                                          ---------       ---------      ---------
                                                    (Dollars in millions)
            Working capital                 $611.9         $840.3         $894.6
            Current ratio                 1.5 to 1       2.3 to 1       2.3 to 1
            Total debt to capitalization     36.3%          30.3%          32.4%

Days' sales outstanding in accounts receivable are consistent at each balance sheet date.

Inventories are higher than at the comparable date in the prior year due to the acquisitions of Nutmeg and Cutler in January 1994, partially offset by reductions at existing divisions. Inventories increased from year-end 1993 due to the acquisitions and to meet seasonal requirements.

Short-term borrowings were used to finance the January 1994 purchases of Nutmeg and Cutler. In addition, the Corporation used short-term borrowings to fund the January 1994 redemption of $100.0 million of 8.00% notes due in 1997. The redeemed notes were refinanced with 10 year, 7.60% notes in April 1994. The $100.0 million of 9.40% notes due in 1996 were called for redemption in October and, accordingly, are classified as a current obligation at October 1, 1994.

In October 1994, the existing revolving credit agreements totaling $750 million were replaced by a single $750 million unsecured revolving credit agreement with a group of banks. The agreement, expiring in October 1999, requires a .12% fee on the unused portion and is available to support commercial paper borrowings and for general corporate purposes.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K


         (a) Exhibit 11 - Computation of earnings per share for the three months and nine months ended October 1, 1994 and October 2, 1993.

                 Exhibit 27 - Financial data schedule as of October 1, 1994.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended October 1, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               V.F. CORPORATION
                                           -------------------------
                                                 (Registrant)



                                                /s/ G. G. JOHNSON
                                           -------------------------
                                                G. G.  JOHNSON
                                            Vice President-Finance
Date:  November 10, 1994                   (Chief Financial Officer)


                                                /s/ R. K. SHEARER
                                           -------------------------
                                                 R.K. SHEARER
                                           Vice President/Controller
                                          (Chief Accounting Officer)

                                EXHIBIT INDEX


The following is an index of the exhibits included in this Report:


Item
 No.                         Exhibit
 ---                         -------
 11          Computation of earnings per share for the three months and nine months ended October 1, 1994 and October 2, 1993.

 27          Financial Data Schedule as of October 1, 1994.