Form 10-K405
V F CORP /PA/
filed 1995-03-30
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1994

                        Commission file number:   1-5256


                               -----------------

                               V. F. CORPORATION

             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                         23-1180120
     (State or other jurisdiction of            (I.R.S. employer
     incorporation or organization)            identification no.)

                              1047 NORTH PARK ROAD
                             WYOMISSING, PA  19610
                    (Address of principal executive offices)

                                 (610) 378-1151
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange
   Title of each class                             on which registered
   -------------------                           ------------------------
Common Stock, without par value,                 New York Stock Exchange
     stated capital $1 per share                          and
Preferred Stock Purchase Rights                   Pacific Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 1, 1995, 64,098,102 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the common shares (based on the closing price of these shares on the New York Stock Exchange) of the registrant held by nonaffiliates was approximately $2.7 billion. In addition, 2,014,427 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 1,611,542 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant's Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report for the fiscal year ended December 31, 1994 (Items 1 and 3 in Part I and Items 5, 6, 7 and 8 in Part II).

Portions of the Proxy Statement dated March 17, 1995 for the Annual Meeting of Shareholders to be held on April 18, 1995 (Item 4A in Part I and Items 10, 11, 12 and 13 in Part III).

                                     PART I

ITEM 1.  BUSINESS

VF Corporation, through its operating subsidiaries, designs, manufactures and markets branded apparel products primarily in four product categories: jeanswear, knitwear, intimate apparel and children's playwear. VF Corporation, organized in 1899, oversees the operations of its subsidiaries, providing them with financial and administrative resources. Management of each operating company is responsible for the growth and development of its business, within guidelines established by Corporate management. Unless the context indicates otherwise, the term "Company" used herein means VF Corporation and its subsidiaries.

1994 ACQUISITIONS

In January 1994, the Company acquired in separate transactions H.H. Cutler Company ("Cutler") and Nutmeg Industries, Inc. ("Nutmeg") for an aggregate consideration of $506.9 million. Both companies design, manufacture and market imprinted sports apparel under licenses granted by the four major American professional sports leagues - - Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. In addition, Cutler manufactures and markets children's playwear and sleepwear and is one of the largest youthwear apparel licensees of Walt Disney products. Nutmeg's products are sold primarily in department and specialty stores, and Cutler's products are sold primarily through mass merchants.

BUSINESS GROUPS

In early 1994, the Company reorganized into five new strategic business groups
- - Jeanswear, Decorated Knitwear, Intimate Apparel, Playwear and Specialty Apparel - - where the Company has the size, brands and opportunities to grow on a global basis. While the integrity of each of the operating divisions is maintained, their management, as a member of one of the five business groups, is charged with the additional responsibility of maximizing the skills and resources available within their business group to identify opportunities for global growth and profit improvement, develop synergies and participate in common projects. Information regarding the operations, sales and profitability of these business groups is included in pages 16, 17 and 19 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 ("1994 Annual Report"), which information is incorporated herein by reference.

     JEANSWEAR

The Jeanswear business group is comprised of the Lee and the Wrangler divisions in the United States and Europe and the Girbaud division. Lee manufactures jeanswear and other casualwear sold principally under its LEE(R) trademark. During 1993, Lee introduced the RIDERS brand of jeans and casualwear. Wrangler manufactures jeanswear primarily under its WRANGLER(R) and RUSTLER(R) trademarks. Wrangler also offers a line of shirts to complement its jeanswear products. Lee and Wrangler offer a line of cotton casual pants and shirts under the LEE CASUALS(R) and TIMBER CREEK BY WRANGLER(R) brands. The Girbaud division licenses the MARITHE & FRANCOIS GIRBAUD(R) label in the United States to market branded fashion jeans and casual apparel.

According to industry data, approximately 443 million pairs of jeans made of denim, twill, corduroy and other fabrics were sold in the United States in 1994. This same data indicates that the Company currently has the largest combined share of this market at approximately a 30% share, with RUSTLER, WRANGLER and LEE having the second, third and fourth largest unit shares of the jeans market in the United States, respectively.

The Lee and the Wrangler divisions in the United States own and operate numerous cutting, sewing and laundry facilities. Seventy-one percent of finished garments are produced in Lee and Wrangler domestic plants and 15% in their sewing facilities in Mexico and other Caribbean countries; the balance is manufactured by independent contractors. Sixty-two percent of the Lee and Wrangler products in Europe are produced in owned plants in the United Kingdom, Belgium, Malta and Poland, with the balance (mostly tops) sourced from independent contractors. During 1994, the Company acquired a majority interest in a joint venture in China to manufacture and market LEE brand jeans. This is the first American jeans brand to make a major move into the Chinese market. Lee also participates in a joint venture in Spain and Portugal. Both Lee and Wrangler have licensed their brand names for jeanswear and related products in foreign markets where they do not have production or sales operations.

In 1993, the Lee division repositioned its LEE brand products by marketing solely through department and specialty stores. The Lee division's RIDERS brand is now sold through the mass merchant and discount store channels. The Wrangler division markets its WRANGLER westernwear through western specialty stores and its other WRANGLER brand products primarily through discount stores. The RUSTLER brand is a high quality, lower priced brand marketed to large national discount chains. MARITHE & FRANCOIS GIRBAUD products are sold to upscale department and specialty stores. Sales for all divisions are generally made directly to retailers through full-time salespersons.

In international markets, LEE and WRANGLER jeanswear and related products are marketed to department stores and specialty shops. Sales of MAVERICK(R) branded jeanswear in Europe have been growing in the discount channel of distribution. Internationally, jeanswear products are sold through the Lee and the Wrangler sales forces and independent sales agents.

     DECORATED KNITWEAR

The largest single component of the Decorated Knitwear business group is Bassett-Walker, one of the nation's largest manufacturers of knitted fleecewear. Operations are vertically integrated and include the entire process of converting cotton yarn into finished T-shirt and fleece garments. Products are marketed by an in-house staff of salespersons throughout the United States to national chain and department stores, discount stores, wholesalers and garment screen printing operators. In 1994, approximately one-half of Bassett-Walker's volume was knitted fleecewear and T-shirts marketed under the LEE and RIDERS labels. Bassett-Walker also manufactures products for private label customers and supplies a significant portion of the fleece and T-shirt needs of Nutmeg and JanSport.

In January 1994, the Company substantially increased its position in imprinted apparel with the acquisitions of Cutler and Nutmeg. Cutler's sports apparel division manufactures and markets children's licensed sportswear imprinted with the names and logos of professional sports teams.

Cutler's products are distributed through mass merchandisers and discount stores. Nutmeg's adult licensed apparel, imprinted with professional and college sports logos, is distributed through department, sporting goods and athletic specialty stores. Nutmeg also manufactures and markets apparel imprinted with professional soccer and other sports logos in Europe. The Major League Baseball and the National Hockey League strikes and significant pricing pressures throughout the industry adversely impacted this business group. Beginning in 1995, many of the products formerly bearing the NUTMEG(R) label will be marketed under the new LEE SPORT(TM) label. In addition, the JanSport college division imprints and markets JANSPORT(R) branded fleeced casualwear and T-shirts with college logos for distribution through college bookstores.

     INTIMATE APPAREL

The Intimate Apparel business group consists primarily of Vanity Fair
Mills in the United States and several intimate apparel divisions in Europe. The Vanity Fair division manufactures and markets bras, panties, daywear, shapewear, robes and sleepwear products under the VANITY FAIR(R) label for domestic department and specialty stores. In addition, Vanity Fair manufactures and markets bras and panties under the VASSARETTE(R) brand, which are sold through the discount channel. Vanity Fair also maintains a significant private label business. Vanity Fair sells most of its products through its own sales force. The VANITY FAIR brand name for intimate apparel is licensed to third parties in several foreign countries.

Over the past three years, the Company has taken decisive steps to establish a presence in women's intimate apparel in Europe by acquiring several intimate apparel companies and brands in France and Spain. During 1994, these businesses were organized into a single management structure. With manufacturing plants in France, Spain and Tunisia, intimate apparel is marketed in department and specialty stores under the LOU(R), BOLERO(R) and SILHOUETTE(TM) brand names primarily in France and under the GEMMA(R), INTIMA CHERRY(R) and BELCOR(R) brand names primarily in Spain. Intimate apparel is marketed in discount stores in France under the VARIANCE(R), CARINA(TM) and SILTEX(TM) brand names. In late 1994, the Company began rolling out the VANITY FAIR brand across the European continent.

     PLAYWEAR

The Playwear business group consists of Healthtex, the playwear and sleepwear divisions of Cutler and the preschool sizes of the Lee and the Wrangler divisions. Products marketed under the HEALTHTEX(R) label are sold primarily to department and specialty stores. Cutler products, generally imprinted with characters licensed from The Walt Disney Company or others, are marketed primarily to mass merchandise and discount stores. LEE and WRANGLER children's sizes are marketed in distribution channels consistent with their respective adult sizes. During 1995, the licensed FISHER-PRICE(R) brand will be expanded as a joint effort of the Healthtex and Cutler divisions, and Cutler will introduce a line of licensed NIKE(R) brand childrenswear. Substantially all products are manufactured in the divisions' plants.

     SPECIALTY APPAREL

Red Kap is a leading producer of occupational and career apparel sold primarily
under the RED KAP(R) label.   Approximately 75% of Red Kap's sales are to
industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Because industrial laundries maintain minimal inventories of work clothes, a supplier's ability to offer rapid delivery is an important factor in this market. Red Kap's commitment to customer service has enabled customer orders to be filled within 24 hours of receipt and has helped to provide Red Kap with a significant share of the industrial laundry rental business. In addition, Red Kap markets a line of work clothes nationally to retail stores under the BIG BEN(R) brand name.

Jantzen designs, manufactures and markets an extensive line of women's quality swimwear and sportswear, including coordinated tops and bottoms, primarily under the JANTZEN(R) trademark. A significant portion of Jantzen's products are manufactured by independent contractors. Jantzen products are sold primarily to department and specialty stores through its sales staff. Jantzen also manufactures and markets its products in Canada, and the JANTZEN trademark is licensed to other companies in several foreign countries. The Jantzen men's sweater and sportswear businesses were terminated in late 1994.

The JanSport equipment division manufactures JANSPORT brand daypacks sold through college bookstores and department and sporting goods stores and JANSPORT backpacking and mountaineering gear sold primarily through outdoor and sporting goods stores. JANSPORT daypacks and bookbags have the leading brand share in the United States.

RAW MATERIALS

The Company's raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn. Fabric for its United States operations is purchased from several domestic suppliers against scheduled production, and fabric for its international operations is purchased from several international suppliers. The fabric is cut and sewn into finished garments.

The Company's Bassett-Walker division purchases substantially all of its cotton yarn and cotton and synthetic blend yarn from a major textile company under a long-term supply agreement. Additional yarn is available from numerous other sources. The Vanity Fair division purchases yarn from several suppliers. These two divisions knit the yarn into fabric, which is then cut and sewn into finished garments.

The Company also purchases thread and trim (buttons, zippers, snaps and lace) from numerous suppliers. The Company has not experienced difficulty in obtaining fabric and other raw materials to meet production needs during 1994 and does not anticipate difficulties in 1995. The loss of any one supplier would not have a significant adverse effect on the Company's business.

SEASONALITY

The apparel industry in the United States has four primary retail selling seasons -- Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. As an apparel manufacturer, sales to retailers generally precede the retail selling seasons, although the demand peaks from our retail customers have been reduced in recent years as more products are being sold on a replenishment basis.

Overall, with its diversified product offerings, the Company's operating results are not highly seasonal. On a quarterly basis, consolidated net sales range from a low of approximately 22% in the first quarter to a high of 28% in the third quarter. Sales of the Decorated Knitwear business group, however, are more seasonal in nature, with approximately 60% of its sales of T-shirt and fleece products in the second half of the year.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods, and accordingly decreases during the second half. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

ADVERTISING

The Company supports its brands through extensive advertising and promotional programs and through sponsorship of special events. The Company advertises on national and local radio and television and in consumer and trade publications. It also participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. During 1994, the Company spent $219 million advertising and promoting its products.

OTHER MATTERS

     COMPETITIVE FACTORS

Trademarks are of material importance to all of the Company's operating subsidiaries. Company-owned brands are protected by registration or otherwise in the United States and most other markets where the related products are sold. These trademark rights are enforced and protected by litigation against infringement as necessary. The Company has granted licenses to other parties to manufacture apparel products in geographic areas where the Company does not have operations. The Company assures that these parties adhere to the same high standards of quality used in the Company's own operations.

In some instances, the Company pays a royalty to use the trademarks of others. The MARITHE & FRANCOIS GIRBAUD label is under license in the United States through 1997, subject to a single five year renewal term. The Company has licenses granted by the four major American professional sports leagues - - Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. Apparel is also manufactured and marketed featuring licensed characters from The Walt Disney Company, as well as apparel under the licensed FISHER-PRICE and NIKE labels. Some of these license arrangements are for a short term and may not contain specific renewal options. Management believes that loss of any license would not have a material adverse effect on the Company.

The apparel industry is highly competitive and consists of a number of domestic and foreign companies; some competitors have assets and sales greater than those of the Company. In addition, the Company competes with a number of firms that produce and distribute only a limited number of products similar to those sold by the Company or sell only in certain geographic areas being supplied by the Company.

A characteristic of the apparel industry is the requirement that a manufacturer recognize fashion trends and adequately provide products to meet such trends. Competitive advantage in the industry is obtained by manufacturing better quality, market-responsive apparel and delivering to the retailer on time and at lower cost. The Company is striving to achieve this competitive edge with its Market Response System and proprietary FLOW REPLENISHMENT SYSTEM(R). The FLOW REPLENISHMENT SYSTEM is capable of capturing the sale of an individual garment at the time the consumer purchases the garment, creating and processing all necessary documentation, and shipping the exact garment to the retailer so that it is back on the selling store's shelf in less than seven days.

     EMPLOYEES

The Company employs approximately 68,000 men and women, of which approximately 6,500 are covered by various collective bargaining agreements. Employee relations are considered to be good.

     BACKLOG

The dollar amount of backlog of orders believed to be firm as of the end of the Company's fiscal year and as of the end of the preceding fiscal year is not material for an understanding of the business of the Company taken as a whole.

ITEM 2.  PROPERTIES.

The Company owns most of its facilities used in manufacturing, distribution and administrative activities. Certain other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for the Company's needs. Manufacturing and distribution facilities presently being utilized are summarized below for the Company's business groups:

                                                        Square
           Business Group                               Footage
           -----------------                          -----------
           Jeanswear                                   7,628,000
           Decorated Knitwear                          4,581,000
           Intimate Apparel                            2,336,000
           Playwear                                    1,562,000
           Specialty Apparel                           2,426,000
                                                      ----------
                                                      18,533,000
                                                      ==========

In addition, the Company owns or leases various administrative and office space. The Company also has facilities having 2,648,000 square feet of space that is used for factory outlet operations. Approximately 76% of the factory outlet space is used for selling and warehousing the Company's products, with the balance consisting of space leased to tenants and common areas.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material legal proceedings or investigations pending or threatened to which the Company or any of its operating companies is a party or of which any of their property is the subject.

Notwithstanding the foregoing, the text under the caption "Other Matters" included in page 21 of the 1994 Annual Report is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

The following are the Executive Officers of VF Corporation as of March 1, 1995. The term of office of each of the officers continues to the next annual meeting of the Board of Directors to be held April 18, 1995. There is no family relationship among any of the VF Corporation officers.

                                                                                      Period Served
Name                              Position                                   Age     In Such Office(s)
----                              --------                                   ---     -----------------
Lawrence R. Pugh                  Chairman of the Board and                  62      May 1983 to date
                                     Chief Executive Officer
                                  Director                                           February 1980 to date

Mackey J. McDonald                President and                              48      October 1993 to date
                                     Chief Operating Officer
                                  Director                                           October 1993 to date

Harold E. Addis                   Vice President - Human                     64      July 1988 to date
                                     Resources and Administration

Candace S. Cummings               Vice President - General                   47      January 1995 to date
                                     Counsel

Gerard G. Johnson                 Vice President - Finance and               54      December 1988 to date
                                     Chief Financial Officer

Daniel G. Mac Farlan              Chairman - Decorated                       44      February 1995 to date
                                     Knitwear Coalition

Frank C. Pickard III              Vice President - Treasurer                 50      April 1994 to date

John P. Schamberger               Chairman - Jeanswear                       46      February 1995 to date
                                     Coalition

Robert K. Shearer                 Vice President - Controller                43      April 1994 to date

Lori M. Tarnoski                  Vice President                             55      May 1979 to date
                                  Secretary                                          May 1974 to date

Mr. Pugh joined the Company as President in 1980. In 1982, he was elected Chief Executive Officer and in 1983 was elected Chairman of the Board. In October 1990, he was also elected President of the Company, serving in that position until October 1993. Additional information is included in page 3 of the Company's definitive proxy statement dated March 17, 1995 for the Annual Meeting of Shareholders to be held on April 18, 1995 ("1995 Proxy Statement").

Mr. McDonald joined the Company's Lee division in 1983 serving in various management positions until his election as President of the Company's former Troutman division in 1984. He was named Executive Vice President of the Wrangler division in 1986 and President of Wrangler in 1988. He was named Group Vice President of the Company in February 1991 and in October 1993 was elected President of the Company. Additional information is included in page 3 of the 1995 Proxy Statement.

Mr. Addis joined the Company in 1984 as Vice President - Human Resources and was elected Vice President - Human Resources and Administration in 1988.

Mrs. Cummings joined the Company as Vice President - General Counsel in January 1995. For the prior five years, she had been a senior business partner at the international law firm of Dechert Price & Rhoads where she had spent her entire professional career.

Mr. Johnson joined the Company in 1988 as Vice President - Finance and Chief Financial Officer.

Mr. Mac Farlan joined the Company's Jantzen division in 1978 serving in various positions until he was named Vice President and General Manager - Women's Casualwear in September 1990 and Senior Vice President - Sales and Women's Casual in June 1992. In July 1993, he was named Vice President - Market Development of the Intimate Apparel divisions and was elected President of the Company's VF Factory Outlet division in October 1993. He has been President of the Company's Nutmeg division since November 1994 and Chairman of the Decorated Knitwear Coalition since February 1995.

Mr. Pickard joined the Company in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President - Treasurer in April 1994.

Mr. Schamberger joined the Company's Wrangler division in 1972 serving in various positions until he was named Vice President and General Manager - New Brands in 1987 and Vice President - Consumer Marketing in March 1991. He was elected President of Wrangler in 1992 and Chairman of the Jeanswear Coalition in February 1995.

Mr. Shearer joined the Company in 1986 as Assistant Controller and was elected Controller in 1989 and Vice President -Controller in April 1994.

Mrs. Tarnoski joined the Company in 1961. She was elected Assistant Secretary in 1973, Secretary in 1974 and Vice President in 1979.

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Information concerning the market and price history of the Company's common stock, plus dividend information, as reported under the caption "Quarterly Results of Operations" on page 15 and under the captions "Investor Information
- Common Stock, Shareholders of Record, Dividend Policy, Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information" on page 32 of the 1994 Annual Report, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for the Company for each of its last five fiscal years under the caption "Financial Summary" on pages 28 and 29 of the 1994 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A discussion of the Company's financial condition and results of operations is incorporated herein by reference to pages 17, 19 and 21 of the 1994 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements of the Company and specific supplementary financial information are incorporated herein by reference to pages 16, 18, 20 and 22 through 27 of the 1994 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Information under the caption "Election of Directors" on pages 2 through 4 of the 1995 Proxy Statement is incorporated herein by reference. See Item 4A with regard to Executive Officers.

Information under the caption "Compliance with Section 16(a) of the Securities Exchange Act" on page 23 of the 1995 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information with regard to this item is incorporated herein by reference to pages 6 through 17 of the 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information under the caption "Certain Beneficial Owners" on page 19 and "Common Stock Ownership of Management" on page 20 of the 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information under the caption "Common Stock Ownership of Management" on page 20 of the 1995 Proxy Statement is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

          1. Financial statements - Included on pages 16, 18, 20 and 22 through 27 of the 1994 Annual Report (Exhibit 13) and incorporated by reference in Item 8:

    Consolidated statements of income - - Fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993

    Consolidated balance sheets - - December 31, 1994 and January 1, 1994

    Consolidated statements of cash flows - - Fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993

    Consolidated statements of common shareholders' equity - - Fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993

    Notes to consolidated financial statements

          2. Financial statement schedules - The following consolidated financial statement schedule is included herein:

    Schedule II - - Valuation and qualifying accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.     Exhibits

Number                                Description

    2 Plan of acquisition, reorganization, arrangement, liquidation or succession:

          (A) Agreement and Plan of Merger between the Company, Spice Acquisition Co. and Nutmeg Industries, Inc. dated December 12, 1993 (Incorporated by reference to Exhibit (d) Schedule 14D-1 filed December 12, 1993)

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

     4 Instruments defining the rights of security holders, including indentures:

          (A) A specimen of the Company's Common Stock certificate (Incorporated by reference to Exhibit 4(A) to Form 10-K for the fiscal year ended January 2, 1993)

          (B) A specimen of the Company's Series B ESOP Convertible Preferred Stock certificate (Incorporated by reference to Exhibit 4(B) to Form 10-K for the fiscal year ended December 29, 1990)

          (C) Indenture between the Company and Morgan Guaranty Trust Company of New York, dated January 1, 1987 (Incorporated by reference to Exhibit 4.1 to Form S-3 Registration No. 33-10939)

          (D) First Supplemental Indenture between the Company, Morgan Guaranty Trust Company of New York and United States Trust Company of New York, dated September 1, 1989 (Incorporated by reference to Exhibit 4.3 to Form S-3 Registration No. 33-30889)

          (E) Rights Agreement, dated January 13, 1988, between the Company and Morgan Shareholder Services Trust Company (Incorporated by reference to Exhibit 4(E) to Form 10-K for the fiscal year ended January 2, 1993)

          (F) Amendment No. 1 to Rights Agreement, dated April 17, 1990, between the Company and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 4 to Form 10-Q for the fiscal quarter ended June 30, 1990)

          (G) Amendment No. 2 to Rights Agreement, dated December 4, 1990, between the Company and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 3 to Form 8-K dated December 4, 1990)

          (H) Second Supplemental Indenture between the Company and United States Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K, dated April 6, 1994)

     10   Material contracts:

          (A)    1982 Stock Option Plan (Incorporated by reference to Exhibit
                 4.1.1 of Post-Effective Amendment No. 1 to Form S-8/S- 3, Registration No. 33-26566)

          (B) 1991 Stock Option Plan (Incorporated by reference to Exhibit A of the Company's 1992 Proxy Statement dated March 18, 1992)

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

          (F) Amended and Restated Supplemental Executive Retirement Plan, dated May 16, 1989

          (G) First Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for L. R. Pugh

          (H) Second Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management

          (I) Third Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Senior Management

          (J) Fourth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Deferred Compensation Plan

          (K) Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control

          (L) Seventh Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Executive Deferred Savings Plan

          (M) Eighth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code

          (N) Form of Change in Control Agreement with senior management of the Company (Incorporated by reference to Exhibit 10(J) to Form 10-K for the fiscal year ended December 29, 1990)

          (O) Form of Change in Control Agreement with other management of the Company (Incorporated by reference to Exhibit 10(K) to Form 10-K for the fiscal year ended December 29, 1990)

          (P) Form of Change in Control Agreement with management of subsidiaries of the Company (Incorporated by reference to Exhibit 10(L) to Form 10-K for the fiscal year ended December 29, 1990)

          (Q)    Revolving Credit Agreement, dated October 20, 1994

          (R)    Executive Incentive Compensation Plan

          (S)    VF Corporation Restricted Stock Agreement

          (T)    Discretionary Executive Bonus Plan

     11       Computation of earnings per common share

     13       Annual report to security holders

     21       Subsidiaries of the Corporation

     23.1     Consents of experts and counsel

     23.2     Consents of experts and counsel

     24       Power of attorney

     27       Financial data schedule

     99       Additional exhibits:

                 (A) Form 11-K for VF Corporation Tax-Advantaged Savings Plan for Salaried Employees for the year ended December 31, 1994

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1994.

                                 OTHER MATTERS

For purposes of complying with the amendments to the rules governing Registration Statements on Form S-8 under the Securities Act of 1933, the undersigned Company hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statements on Form S-8 Nos. 33-26566 (filed January 12, 1989), 33-33621 (filed February 28, 1990)
and 33-41241 (filed June 24, 1991):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  V.F. CORPORATION

                                  By:  /s/ Lawrence R. Pugh
                                     --------------------------
                                       Lawrence R. Pugh
                                       Chairman of the Board
                                       (Chief Executive Officer)

                                  By:  /s/ Gerard G. Johnson
                                     --------------------------
                                       Gerard G. Johnson
                                       Vice President - Finance
                                       (Chief Financial Officer)

                                  By:  /s/ Robert K. Shearer
                                     --------------------------
                                       Robert K. Shearer
                                       Vice President - Controller
                                       (Chief Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Robert D. Buzzell*                          Director
Edward E. Crutchfield, Jr.*                 Director
Ursula F. Fairbairn*                        Director
Barbara S. Feigin*                          Director
Roger S. Hillas*                            Director
Leon C. Holt, Jr.*                          Director
Robert J. Hurst*                            Director
J. Berkley Ingram, Jr.*                     Director                     March 27, 1995
Robert F. Longbine*                         Director
Mackey J. McDonald*                         Director
William E. Pike*                            Director
Lawrence R. Pugh*                           Director
M. Rust Sharp*                              Director
L. Dudley Walker*                           Director

*By:      /s/ L. M. Tarnoski                                             March 27, 1995
    -------------------------------
    L. M. Tarnoski, Attorney-in-Fact

                                VF CORPORATION

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





---------------------------------------------------------------------------------------------------------------------

       COL. A                                COL. B                COL. C                     COL. D         COL. E

---------------------------------------------------------------------------------------------------------------------

                                                                     ADDITIONS
                                                            --------------------------
                                                               (1)             (2)
                                            Balance at      Charged to      Charged to      Deductions     Balance at
                                            Beginning       Costs and     Other Accounts     Describe        End of
                                            of Period        Expenses        Describe          (A)           Period

---------------------------------------------------------------------------------------------------------------------

                                                                    (Dollars in thousands)

Fiscal year ended December 31, 1994:
     Allowance for doubtful accounts         $28,808          $11,274                         $ 7,288         $32,794
                                             -------          -------                         -------         -------


Fiscal year ended January 1, 1994:
     Allowance for doubtful accounts         $30,275          $ 9,146                         $10,613         $28,808
                                             -------          -------                         -------         -------


Fiscal year ended January 2, 1993:
     Allowance for doubtful accounts         $22,412          $ 8,255                         $   392         $30,275
                                             -------          -------                         -------         -------

(A) Deductions include accounts written off, net of recoveries. Amounts are also net of additions of $2.4 million and $4.3 million in 1994 and 1992, respectively, from the acquisitions of subsidiaries.

The following exhibits of VF Corporation are included in Item 14(a):

                                          EXHIBIT INDEX


                                                                                  Page Number
Number                          Description                                      In This Report
------                          -----------                                      --------------

  2       Plan of acquisition, reorganization, arrangement, liquidation or succession.
          (A)   Agreement and Plan of Merger between the Company,               Incorporated By
                Spice Acquisition Co. and Nutmeg Industries, Inc. dated            Reference
                December 12, 1993

  3       Articles of incorporation and bylaws:
          (A)   Articles of Incorporation, as amended and restated as of        Incorporated By
                April 18, 1986 and as presently in effect                          Reference

          (B)   Statement Affecting Class or Series of Shares                   Incorporated By
                                                                                   Reference

          (C)   Statement with Respect to Shares of Series B ESOP               Incorporated By
                Convertible Preferred Stock                                        Reference

          (D)   Bylaws, as amended through July 17, 1990 and as presently       Incorporated By
                in effect                                                          Reference

  4       Instruments defining the rights of security holders, including indentures:
          (A)   A specimen of the Company's Common Stock certificate            Incorporated By
                                                                                   Reference

          (B)   A specimen of the Company's Series B ESOP Convertible           Incorporated By
                Preferred Stock certificate                                        Reference

          (C)   Indenture between the Company and Morgan Guaranty               Incorporated By
                Trust Company of New York, dated January 1, 1987                   Reference

          (D)   First Supplemental Indenture between the Company,               Incorporated By
                Morgan Guaranty Trust Company of New York and                      Reference
                Untied States Trust Company of New York, dated
                September 1, 1989

          (E)   Rights Agreement, dated January 13, 1988, between the           Incorporated By
                Company and Morgan Shareholder Services Trust Company              Reference

          (F)   Amendment No. 1 to Rights Agreement, dated April 17, 1990,      Incorporated By
                between the Company and First Chicago Trust Company                Reference
                of New York

          (G)   Amendment No.2 to Rights Agreement, dated                        Incorporated By
                December 4, 1990, between the Company and First                     Reference
                Chicago Trust Company of New York

          (H)   Second Supplemental Indenture between the Company and            Incorporated By
                United States Trust Company of New York as Trustee                  Reference

 10       Material contracts:
          (A)   1982 Stock Option Plan                                           Incorporated By
                                                                                    Reference

          (B)   1991 Stock Option Plan                                           Incorporated By
                                                                                    Reference

          (C)   Annual Discretionary Management Incentive Compensation           Incorporated By
                Program                                                             Reference

          (D)   Deferred Compensation Plan                                       Incorporated By
                                                                                    Reference

          (E)   Executive Deferred Savings Plan                                  Incorporated By
                                                                                    Reference

          (F)   Amended and Restated Supplemental Executive
                Retirement Plan, dated May 16, 1989

          (G) First Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive
                Retirement Plan for L.R. Pugh

          (H)   Second Amended Annual Benefit Determination under the
                Amended and Restated Supplemental Executive Retirement
                Plan for Mid-Career Senior Management

          (I)   Third Amended Annual Benefit Determination under the
                Amended and Restated Supplemental Executive Retirement
                Plan for Senior Management

          (J)   Fourth Amended Annual Benefit Determination under the
                Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Deferred Compensation Plan

          (K) Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change of Control

          (L) Seventh Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement
                Plan for Participants in the Company's Executive Deferred
                Savings Plan

          (M)   Eighth Amended Annual Benefit Determination under the
                Amended and Restated Supplemental Executive Retirement
                Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code

          (N)   Form of Change in Control Agreement with senior management       Incorporated By
                of the Company                                                       Reference

          (O)   Form of Change in Control Agreement with other management        Incorporated By
                of the Company                                                       Reference

          (P)   Form of Change in Control Agreement with management              Incorporated By
                of subsidiaries of the Company                                       Reference

          (Q)   Revolving Credit Agreement, dated October 20, 1994

          (R)   Executive Incentive Compensation Plan

          (S)   VF Corporation Restricted Stock Agreement

          (T)   Discretionary Executive Bonus Plan

 11       Computation of earnings per common share

 13       Annual report to security holders

 21       Subsidiaries of the Corporation

 23.1     Consents of experts and counsel

 23.2     Consents of experts and counsel

 24       Power of attorney

 27       Financial data schedule

 99      Additional exhibits:
         (A)    Form 11-K  for VF Corporation Tax-Advantaged Savings
                Plan for Salaried Employees for the year ended December 31, 1994

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.