Form 10-Q
period 1995-04-01
V F CORP /PA/
filed 1995-05-12
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 1, 1995

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

On April 29, 1995, there were 63,462,460 shares of Common Stock outstanding.

                                 VF CORPORATION

                                     INDEX




                                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Statements of Income -
           Three months ended April 1, 1995 and
           April 2, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

           Consolidated Balance Sheets - April 1, 1995,
           December 31, 1994 and April 2, 1994  . . . . . . . . . . . . . . . . . . . .      4

           Consolidated Statements of Cash Flows -
           Three months ended April 1, 1995 and
           April 2, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

           Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . .      6


  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . .      7


PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .      9

                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                     ------------------------------------
                                                                                      APRIL 1                   APRIL 2
                                                                                        1995                      1994
                                                                                     ----------                ----------
NET SALES                                                                            $1,187,587                $1,123,035
COSTS AND OPERATING EXPENSES
   Cost of products sold                                                                799,148                   760,423
   Marketing, administrative and general expenses                                       273,194                   253,910
                                                                                     ----------                ----------
                                                                                      1,072,342                 1,014,333
                                                                                     ----------                ----------

OPERATING INCOME                                                                        115,245                   108,702

OTHER INCOME (EXPENSE)
   Interest income                                                                        2,211                     2,508
   Interest expense                                                                     (18,465)                  (19,191)
   Miscellaneous, net                                                                    (2,500)                   (4,149)
                                                                                     ----------                ----------
                                                                                        (18,754)                  (20,832)
                                                                                     ----------                ----------

INCOME BEFORE INCOME TAXES                                                               96,491                    87,870

INCOME TAXES                                                                             38,538                    34,972
                                                                                     ----------                ----------

NET INCOME                                                                           $   57,953                $   52,898
                                                                                     ==========                ==========

EARNINGS PER COMMON SHARE
   Primary                                                                                $0.89                     $0.81
   Fully diluted                                                                           0.87                      0.79

CASH DIVIDENDS PER COMMON SHARE                                                           $0.34                     $0.32



See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     APRIL 1        DECEMBER 31          APRIL 2
                                                                       1995             1994               1994
                                                                    ----------      -----------         ----------
ASSETS
CURRENT ASSETS
   Cash and equivalents                                             $   72,260       $   59,742         $   25,522
   Accounts receivable, less allowances:
      Apr. 1 - $34,936; Dec. 31 - $32,794;  Apr. 2 - $30,648           702,938          613,337            632,631
   Inventories:
      Finished products                                                579,462          473,646            625,359
      Work in process                                                  163,832          139,255            136,479
      Materials and supplies                                           191,166          188,437            145,087
                                                                    ----------       ----------         ----------
                                                                       934,460          801,338            906,925
   Other current assets                                                 89,524           76,749             89,008
                                                                    ----------       ----------         ----------
      Total current assets                                           1,799,182        1,551,166          1,654,086

PROPERTY, PLANT AND EQUIPMENT                                        1,429,554        1,403,852          1,340,110
   Less accumulated depreciation                                       670,799          636,841            569,192
                                                                    ----------       ----------         ----------
                                                                       758,755          767,011            770,918
INTANGIBLE ASSETS                                                      915,759          911,285            917,945
OTHER ASSETS                                                           120,060          106,146            102,520
                                                                    ----------       ----------         ----------
                                                                    $3,593,756       $3,335,608         $3,445,469
                                                                    ==========       ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings                                            $  437,553       $  321,161         $  446,576
   Current portion of long-term debt                                     2,705            2,773              3,944
   Accounts payable                                                    317,892          291,088            257,268
   Accrued liabilities                                                 374,960          297,310            362,047
                                                                    ----------       ----------         ----------
      Total current liabilities                                      1,133,110          912,332          1,069,835

LONG-TERM DEBT                                                         516,890          516,700            630,574

OTHER LIABILITIES                                                      168,327          152,871            148,678

REDEEMABLE PREFERRED STOCK                                              61,737           62,195             63,089

DEFERRED CONTRIBUTIONS TO EMPLOYEE STOCK OWNERSHIP PLAN                (41,103)         (42,499)           (46,301)
                                                                    ----------       ----------         ----------
                                                                        20,634           19,696             16,788

COMMON SHAREHOLDERS' EQUITY
   Common Stock                                                         63,452           64,165             64,584
   Additional paid-in capital                                          558,852          552,927            546,074
   Foreign currency translation                                         27,384            4,557            (14,845)
   Retained earnings                                                 1,105,107        1,112,360            983,781
                                                                    ----------       ----------         ----------
                                                                     1,754,795        1,734,009          1,579,594
                                                                    ----------       ----------         ----------
                                                                    $3,593,756       $3,335,608         $3,445,469
                                                                    ==========       ==========         ==========

See notes to consolidated financial statements.

                                 VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                     ------------------------------------
                                                                                      APRIL 1                   APRIL 2
                                                                                        1995                      1994
                                                                                     ----------                ----------
OPERATIONS
   Net income                                                                         $  57,953                 $  52,898
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation                                                                       34,306                    30,176
      Amortization of intangible assets                                                   8,230                     7,403
      Other, net                                                                          2,087                     5,111
      Changes in current assets and liabilities:
         Accounts receivable                                                            (72,991)                  (75,992)
         Inventories                                                                   (123,131)                  (32,287)
         Accounts payable                                                                22,281                   (18,818)
         Other, net                                                                      63,888                    48,929
                                                                                      ---------                 ---------
      Cash provided (used) by operations                                                 (7,377)                   17,420

INVESTMENTS
   Capital expenditures                                                                 (27,288)                  (30,031)
   Business acquisitions                                                                (12,004)                 (494,751)
   Other, net                                                                             5,706                    (4,258)
                                                                                      ---------                 ---------
      Cash invested                                                                     (33,586)                 (529,040)

FINANCING
   Increase in short-term borrowings                                                    114,489                   510,152
   Payment of long-term debt                                                               (403)                 (106,978)
   Purchase of Common Stock                                                             (43,419)                        -
   Cash dividends paid                                                                  (22,788)                  (21,725)
   Other, net                                                                             5,602                     4,129
                                                                                      ---------                 ---------

      Cash provided by financing                                                         53,481                   385,578
                                                                                      ---------                 ---------

NET CHANGE IN CASH AND EQUIVALENTS                                                       12,518                  (126,042)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                                 59,742                   151,564
                                                                                      ---------                 ---------

CASH AND EQUIVALENTS - END OF PERIOD                                                  $  72,260                 $  25,522
                                                                                      =========                 =========


See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 1995 are not necessarily indicative of results that may be expected for the year ending January 1, 1996. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

NOTE C - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At April 1, 1995, there were 63,451,955 shares outstanding, excluding 3,228,337 treasury shares. At December 31, 1994 and April 2, 1994, there were 64,164,524 and 64,583,672 shares outstanding, excluding 2,358,675 and 1,769,197 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,999,567 were outstanding at April 1, 1995, 2,014,427 at December 31, 1994, and 2,043,366 at April 2, 1994.

                                 VF CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales increased 6% for the first quarter compared with the first quarter of 1994. Net income and earnings per share increased 10%. The increases in sales and earnings were primarily due to unit volume growth. A smaller portion of the increases were due to currency translation as the U.S. dollar declined in relation to the currencies of most European countries where the Company has operations.

Sales and operating profit by business group are summarized as follows:

                                                                                    FIRST QUARTER
                                                                    ---------------------------------------------
                                                                                                          PERCENT
                                                                       1995             1994               CHANGE
                                                                    ----------       ----------           -------
                                                                           (In thousands)
NET SALES
   Jeanswear                                                        $  638,496       $  589,000                  8%
   Decorated Knitwear                                                  104,132          116,883                (11)
   Intimate Apparel                                                    181,855          174,865                  4
   Playwear                                                             82,986           77,845                  7
   Specialty Apparel                                                   180,118          164,442                 10
                                                                    ----------       ----------                ---
                                                                    $1,187,587       $1,123,035                  6%
                                                                    ==========       ==========                ===

OPERATING PROFIT
   Jeanswear                                                        $   90,000       $   80,544                 12%
   Decorated Knitwear                                                   (8,204)          (5,373)               (53)
   Intimate Apparel                                                     16,367           17,502                 (6)
   Playwear                                                              5,918            6,149                 (4)
   Specialty Apparel                                                    21,603           19,696                 10
                                                                    ----------       ----------                ---
                                                                       125,684          118,518                  6%
                                                                                                               ===

CORPORATE EXPENSES                                                     (10,439)          (9,816)

INTEREST, NET                                                          (16,254)         (16,683)

MISCELLANEOUS, NET                                                      (2,500)          (4,149)
                                                                    ----------       ----------

INCOME BEFORE INCOME TAXES                                          $   96,491       $   87,870
                                                                    ==========       ==========


The Jeanswear business group includes the Lee and Wrangler divisions in the United States and in international markets, primarily in Europe. This business group also includes Girbaud, which designs and markets licensed jeanswear products in the United States under the Marithe & Francois Girbaud(R) label. Sales and operating profit increased strongly at Wrangler in the United States and at Lee and Wrangler in international markets.

The Decorated Knitwear business group consists of Bassett-Walker, Nutmeg, Cutler sports apparel and JanSport imprinted apparel. A significant profit improvement at Bassett-Walker was offset by declines at Nutmeg and Cutler, reflecting the effects of the continued weakness in the sports apparel market. Overall, sales and profits for the first quarter are at an expected low level due to the seasonal nature of this group.

The Intimate Apparel business group includes the operations of Vanity Fair Mills domestically and the intimate apparel divisions in Europe. Sales improved at both Vanity Fair Mills and at international divisions. Margins improved domestically but declined slightly in international markets due to higher promotional spending.

The Playwear business group consists of Healthtex, the playwear and sleepwear operations of Cutler and the preschool sizes of Lee and Wrangler. The small reduction in operating profit resulted from a profit reduction at Cutler, which was affected by continued pricing pressures in the discount channel of distribution and by operating difficulties.

The Specialty Apparel business group consists primarily of the Red Kap and Jantzen divisions and JanSport equipment. The group's sales and operating profit increases resulted primarily from the higher volumes experienced at Red Kap and Jantzen.

Marketing, administrative and general expenses were 23.0% of sales, compared with 22.6% in the first quarter of 1994. Marketing, administrative and general expenses as a percent of sales in the first quarter are historically at higher levels than annual amounts and are not necessarily representative of the trend expected for the year.

Net interest expense declined slightly in 1995. The effect of a reduced borrowing level was offset by higher short-term interest rates.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Corporation is reflected in the following:

                                                                    APRIL 1            DECEMBER 31       APRIL 2
                                                                     1995                 1994             1994
                                                                  -----------          -----------      ----------
                                                                                  (Dollars in millions)
Working capital                                                       $666.1              $638.8          $584.3
Current ratio                                                       1.6 to 1            1.7 to 1        1.5 to 1
Debt to total capital                                                   35.3%               32.7%           40.6%


Days' sales outstanding in accounts receivable increased at the end of the 1995 quarter due to a higher relative amount of international receivables, which generally have longer terms.

Inventories are higher than at the comparable date in the prior year due to the higher sales level in 1995. Inventories increased from year-end 1994 to meet seasonal requirements.

The Company purchased 869,700 shares of its Common Stock during the first quarter in open market transactions pursuant to an authorization from the Board of Directors to purchase up to three million shares.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Corporation held on April 18, 1995, shares representing a total of 66,112,529 votes were outstanding and entitled to vote on the following matters:

         1) The Directors elected at the meeting for a term of three years were Robert D. Buzzell, Edward E. Crutchfield, Jr. and Leon
                 C. Holt, Jr.

         2) The proposal to adopt the 1995 Key Employee Restricted Stock Plan was approved. The vote was 51,398,759 for, 6,050,701 against and 408,561 abstaining.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Computation of earnings per share for the three months ended April 1, 1995 and April 2, 1994.

                 Exhibit 27 - Financial data schedule as of April 1, 1995.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended April 1, 1995.

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


Date:  May 10, 1995

                                               By:  /s/ Robert K. Shearer
                                                  --------------------------
                                                   Robert K. Shearer
                                                   Vice President - Controller
                                                   (Chief Accounting Officer)