Form 10-Q
period 1995-07-01
V F CORP /PA/
filed 1995-08-09
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 1, 1995

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

                                 (610) 378-1151
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO
                                         ----    ----

On July 29, 1995, there were 63,841,527 shares of Common Stock outstanding.

                                 VF CORPORATION

                                     INDEX





                                                                                                PAGE NO.
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

             Consolidated Statements of Income -
             Three months and six months ended July 1, 1995
             and July 2, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3


             Consolidated Balance Sheets - July 1, 1995,
             December 31, 1994 and July 2, 1994   . . . . . . . . . . . . . . . . . . . . . . . . .   4


             Consolidated Statements of Cash Flows -
             Six months ended July 1, 1995 and July 2, 1994   . . . . . . . . . . . . . . . . . . .   5


             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .   6


    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .    7


PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   ------------------------------       ------------------------------
                                                    JULY 1             JULY 2              JULY 1            JULY 2
                                                     1995               1994                1995              1994
                                                   -----------       ------------       ------------       -----------
NET SALES                                         $ 1,271,936       $  1,186,324       $  2,459,523      $  2,309,359

COSTS AND OPERATING EXPENSES

     Cost of products sold                            871,012            806,149          1,670,160         1,566,572
     Marketing, administrative
        and general expenses                          272,666            258,861            545,860           512,771
                                                   -----------       ------------       ------------      ------------

                                                    1,143,678          1,065,010          2,216,020         2,079,343
                                                   -----------       ------------       ------------      ------------


OPERATING INCOME                                      128,258            121,314            243,503           230,016

OTHER INCOME (EXPENSE)

     Interest income                                    2,155              1,980              4,366             4,488
     Interest expense                                 (20,615)           (21,579)           (39,080)          (40,770)
     Miscellaneous, net                                (1,857)            (4,001)            (4,357)           (8,150)
                                                   -----------       ------------       ------------      ------------

                                                      (20,317)           (23,600)           (39,071)          (44,432)
                                                   -----------       ------------       ------------      ------------

INCOME BEFORE INCOME TAXES                            107,941             97,714            204,432           185,584


INCOME TAXES                                           42,704             38,798             81,242            73,770
                                                   -----------       ------------       ------------      ------------



NET INCOME                                        $    65,237       $     58,916       $    123,190      $    111,814
                                                   ===========       ============       ============      ============


EARNINGS PER COMMON SHARE

     Primary                                      $      1.01       $       0.90       $       1.90      $       1.71
     Fully diluted                                       0.99               0.88               1.86              1.67



CASH DIVIDENDS PER COMMON SHARE                   $      0.34       $       0.32       $       0.68      $       0.64


See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     JULY 1              DECEMBER 31              JULY 2
                                                                      1995                  1994                   1994
                                                                ---------------       ---------------       ----------------
ASSETS

CURRENT ASSETS

     Cash and equivalents                                      $        50,335       $        59,742       $         25,456
     Accounts receivable, less allowances:
        Jul. 1 - $29,815;  Dec. 31 - $32,794;
          Jul. 2 - $34,475                                             828,894               613,337                731,165

     Inventories:
        Finished products                                              676,198               473,646                638,920
        Work in process                                                165,064               139,255                151,123
        Materials and supplies                                         180,273               188,437                170,305
                                                                ---------------       ---------------       ----------------
                                                                     1,021,535               801,338                960,348
     Other current assets                                               85,744                76,749                 81,370
                                                                ---------------       ---------------       ----------------
        Total current assets                                         1,986,508             1,551,166              1,798,339


PROPERTY, PLANT AND EQUIPMENT                                        1,462,688             1,403,852              1,372,230

     Less accumulated depreciation                                     696,788               636,841                597,962
                                                                ---------------       ---------------       ----------------
                                                                       765,900               767,011                774,268

INTANGIBLE ASSETS                                                      910,930               911,285                918,670

OTHER ASSETS                                                           136,469               106,146                104,577
                                                                ---------------       ---------------       ----------------
                                                               $     3,799,807       $     3,335,608       $      3,595,854
                                                                ===============       ===============       ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Short-term borrowings                                     $       485,719       $       321,161       $        534,204
     Current portion of long-term debt                                   2,473                 2,773                  3,370
     Accounts payable                                                  320,854               291,088                263,794
     Accrued liabilities                                               375,849               297,310                367,504
                                                                ---------------       ---------------       ----------------
        Total current liabilities                                    1,184,895               912,332              1,168,872

LONG-TERM DEBT                                                         615,673               516,700                623,896

OTHER LIABILITIES                                                      173,330               152,871                156,042

REDEEMABLE PREFERRED STOCK                                              61,382                62,195                 62,788

DEFERRED CONTRIBUTIONS TO EMPLOYEE STOCK OWNERSHIP PLAN                (39,727)              (42,499)               (45,033)
                                                                ---------------       ---------------       ----------------
                                                                        21,655                19,696                 17,755

COMMON SHAREHOLDERS' EQUITY

     Common Stock                                                       63,666                64,165                 64,668
     Additional paid-in capital                                        570,092               552,927                549,891
     Foreign currency translation                                       25,986                 4,557                 (6,019)
     Retained earnings                                               1,144,510             1,112,360              1,020,749
                                                                ---------------       ---------------       ----------------
                                                                     1,804,254             1,734,009              1,629,289
                                                                ---------------       ---------------       ----------------
                                                               $     3,799,807       $     3,335,608       $      3,595,854
                                                                ===============       ===============       ================

See notes to consolidated financial statements.

                                 VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                      ------------------------------------
                                                                                             JULY 1              JULY 2
                                                                                              1995                1994
                                                                                      ---------------      ---------------
OPERATIONS
     Net income                                                                      $       123,190      $       111,814

     Adjustments to reconcile net income to cash used by operations:
        Depreciation                                                                          67,167               61,152
        Amortization of intangible assets                                                     16,489               15,439
        Other, net                                                                            (2,437)              15,592
        Changes in current assets and liabilities:
            Accounts receivable                                                             (194,587)            (167,002)
            Inventories                                                                     (210,394)             (76,593)
            Accounts payable                                                                  25,390              (13,231)
            Other, net                                                                        70,231               50,741
                                                                                      ---------------      ---------------
        Cash used by operations                                                             (104,951)              (2,088)


INVESTMENTS

     Capital expenditures                                                                    (68,389)             (68,940)
     Business acquisitions                                                                   (12,004)            (494,751)
     Other, net                                                                               (7,640)              (5,449)
                                                                                      ---------------      ---------------
        Cash invested                                                                        (88,033)            (569,140)

FINANCING

     Increase in short-term borrowings                                                       162,779              496,317
     Proceeds from long-term debt                                                             98,718               99,207
     Payment of long-term debt                                                                (1,922)            (114,475)
     Purchase of Common Stock                                                                (46,787)                   -
     Cash dividends paid                                                                     (45,429)             (43,478)
     Other, net                                                                               16,218                7,549
                                                                                      ---------------      ---------------
        Cash provided by financing                                                           183,577              445,120
                                                                                      ---------------      ---------------


NET CHANGE IN CASH AND EQUIVALENTS                                                            (9,407)            (126,108)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                                      59,742              151,564
                                                                                      ---------------      ---------------
CASH AND EQUIVALENTS - END OF PERIOD                                                 $        50,335      $        25,456
                                                                                      ===============      ===============

See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 1, 1995 are not necessarily indicative of results that may be expected for the year ending December 30, 1995. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

NOTE C - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At July 1, 1995, there were 63,666,105 shares outstanding, excluding 593,099 treasury shares. During 1995, 2,700,000 treasury shares were retired. At December 31, 1994 and July 2, 1994, there were 64,164,524 and 64,668,172 shares outstanding, excluding 2,358,675 and 1,770,467 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,988,081 were outstanding at July 1, 1995, 2,014,427 at December 31, 1994 and 2,033,631 at July 2, 1994.

                                 VF CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales increased 7% for the second quarter and six months compared with the same periods of 1994. Earnings per share increased by 12% for the quarter and 11% for the six months of 1995. The increases in sales and earnings were primarily due to unit volume growth. A smaller portion of the increases in both periods was due to currency translation as the U.S. dollar declined in relation to the currencies of most European countries where the Company has operations.

Sales and operating profit by business group are summarized as follows:

                                                       THREE MONTHS ENDED                             SIX MONTHS ENDED
                                            -------------------------------------------     ---------------------------------------
                                                JULY 1            JULY 2      PERCENT         JULY 1          JULY 2      PERCENT
                                                 1995              1994        CHANGE          1995            1994        CHANGE
                                            -------------     -------------  ----------     -----------    ------------  ----------
                                                     (In thousands)                               (In thousands)
NET SALES

     Jeanswear                               $   676,876     $     618,469          9%    $  1,315,372     $  1,207,469          9%
     Decorated Knitwear                          126,709           128,790         (2)         230,841          245,673         (6)
     Intimate Apparel                            188,863           172,186         10          370,718          347,051          7
     Playwear                                     96,072            81,567         18          179,058          159,412         12
     Specialty Apparel                           183,416           185,312         (1)         363,534          349,754          4
                                              -----------     -------------     -------     -----------     ------------    -------

                                             $ 1,271,936     $   1,186,324          7%    $  2,459,523     $  2,309,359          7%
                                              ===========     =============     =======     ===========     ============    =======

OPERATING PROFIT

     Jeanswear                               $    92,676     $      90,412          3%    $    182,676     $    170,956          7%
     Decorated Knitwear                           (1,377)           (2,609)        47           (9,581)          (7,982)       (20)
     Intimate Apparel                             16,650            12,635         32           33,017           30,137         10
     Playwear                                      7,813             7,904         (1)          13,731           14,053         (2)
     Specialty Apparel                            22,828            22,736          0           44,431           42,432          5
                                              -----------     -------------     -------     -----------     ------------    -------
                                                 138,590           131,078          6%         264,274          249,596          6%


CORPORATE EXPENSES                               (10,332)           (9,764)                    (20,771)         (19,580)


INTEREST, NET                                    (18,460)          (19,599)                    (34,714)         (36,282)

MISCELLANEOUS, NET                                (1,857)           (4,001)                     (4,357)          (8,150)
                                              -----------     -------------                 -----------     ------------


INCOME BEFORE INCOME TAXES                   $   107,941     $      97,714                $    204,432     $    185,584
                                              ===========     =============                 ===========     ============


The Jeanswear business group includes the Lee, Wrangler and Girbaud divisions in the United States and the Lee and Wrangler operations in international markets, primarily in Europe. The sales and operating profit increases in both the quarter and six months of 1995 resulted from growth at Wrangler in the United States and in the international jeanswear companies.

The Decorated Knitwear business group consists of Bassett-Walker, Nutmeg, Cutler sports apparel and JanSport imprinted apparel. A significant profit improvement at Bassett-Walker in the quarter and six month periods was offset by declines at Nutmeg and Cutler, reflecting the effects of continued weakness in the sports apparel market. Overall, sales and profits for the first half of 1995 are at an expected low level due to the seasonal nature of this group.

In the Intimate Apparel business group, sales and margins improved at Vanity Fair Mills domestically and at the intimate apparel divisions in Europe for the quarter and six months of 1995.

The Playwear business group consists of Healthtex, the playwear and sleepwear operations of Cutler and the preschool sizes of Lee and Wrangler. Operating margins declined in the quarter and six months due to continued pricing pressures in the discount channel of distribution and due to operating difficulties.

The Specialty Apparel business group consists primarily of Red Kap, Jantzen and the JanSport equipment division. The group's sales and operating profit increases for the six months resulted primarily from higher volumes experienced at Red Kap and Jantzen.

Overall, gross margins declined slightly to 31.5% of sales in the quarter and 32.1% in the six months of 1995, compared with 32.0% and 32.2% in 1994.

Marketing, administrative and general expenses declined to 21.4% of sales from 21.8% in the 1994 quarter; expenses for the six months were 22.2% of sales in both years. Marketing, administrative and general expenses as a percent of sales in the first quarter are historically at higher levels than annual amounts and are not necessarily representative of the trend expected for the year.

Net interest expense declined slightly in 1995. The effect of a reduced borrowing level in 1995 was partially offset by higher short-term interest rates.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                    JULY 1      DECEMBER 31    JULY 2
                                     1995          1994         1994
                                 -----------   ------------  ----------
                                          (Dollars in millions)
Working capital                      $801.6       $638.8      $629.5

Current ratio                      1.7 to 1     1.7 to 1    1.5 to 1

Debt to total capital                  38.0%        32.7%       41.6%

Days' sales outstanding in accounts receivable are consistent at all balance sheet dates.

Inventories are higher than at the comparable date in the prior year due to the higher sales level in 1995. Inventories increased from year-end 1994 to meet seasonal requirements.

In June 1995, the Company issued $100.0 million of 10 year, 6.75% notes. Proceeds were used to reduce short-term borrowings.

The Company purchased 937,600 shares of its Common Stock during the first six months of 1995 in open market transactions pursuant to an authorization from the Board of Directors to purchase up to three million shares.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibit 11 - Computation of earnings per share for the three months and six months ended July 1, 1995 and July 2, 1994.

                 Exhibit 27 - Financial data schedule as of July 1, 1995.

          (b) Reports on Form 8-K - A report on Form 8-K dated June 8, 1995 provided various exhibits related to the $100 million, 6.75% notes due June 1, 2005 that were issued on June 6, 1995. In addition, the Company's By-Laws, as amended effective April 18, 1995, were included as an exhibit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        V.F. CORPORATION
                                        ----------------
                                          (Registrant)



                                        By:  /s/ Gerard G. Johnson
                                           -------------------------
                                              Gerard G. Johnson
                                              Vice President - Finance
                                              (Chief Financial Officer)


Date:  August 8, 1995

                                        By:  /s/ Robert K. Shearer
                                           -------------------------
                                              Robert K. Shearer
                                              Vice President - Controller
                                              (Chief Accounting Officer)