Form 10-K/A
period 1994-12-31
V F CORP /PA/
filed 1995-09-26
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

          1.      Exhibits

Number                           Description

    23.1          Consents of experts and counsel

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

  23.1                  Consents of experts and counsel

