Form 10-Q
period 1995-09-30
V F CORP /PA/
filed 1995-11-14
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1995

                        Commission file number:   1-5256

               ----------------------------------------------

                               V. F. CORPORATION
             (Exact name of registrant as specified in its charter)


      PENNSYLVANIA                                      23-1180120
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       identification no.)


                              1047 NORTH PARK ROAD
                             WYOMISSING, PA  19610
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

                     On October 28, 1995, there were 63,754,513 shares of Common Stock outstanding.

                                 VF CORPORATION

                                     INDEX





                                                                           PAGE NO.
PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

           Consolidated Statements of Income -
           Three months and nine months ended September 30, 1995
           and October 1, 1994   . . . . . . . . . . . . . . . . . . . . . . . 3


           Consolidated Balance Sheets - September 30, 1995,
           December 31, 1994 and October 1, 1994   . . . . . . . . . . . . . . 4



           Consolidated Statements of Cash Flows -
           Nine months ended September 30, 1995 and
           October 1, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . 5


           Notes to Consolidated Financial Statements  . . . . . . . . . . . . 6


        Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations   . . . . . . . . . . . . . . . 7



PART II - OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 9

                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  -------------------------------       --------------------------------------
                                                  SEPTEMBER 30        OCTOBER 1          SEPTEMBER 30             OCTOBER 1
                                                      1995               1994                 1995                  1994
                                                  --------------    -------------       ----------------       ---------------
 NET SALES                                     $     1,332,102     $     1,373,037      $      3,791,625     $       3,682,396

 COSTS AND OPERATING EXPENSES

   Cost of products sold                               919,550             930,960             2,589,319             2,497,532

   Marketing, administrative
           and general expenses                        277,062             274,097               823,313               786,868
                                               -----------------   -----------------    ------------------   -------------------
                                                     1,196,612           1,205,057             3,412,632             3,284,400
                                               -----------------   -----------------    ------------------   -------------------


 OPERATING INCOME                                      135,490             167,980               378,993               397,996


 OTHER INCOME (EXPENSE)

   Interest income                                       4,439               2,104                 8,805                 6,592

   Interest expense                                    (20,674)            (21,234)              (59,754)              (62,004)

   Miscellaneous, net                                     (606)             (2,731)               (4,963)              (10,881)
                                               -----------------   -----------------    ------------------   -------------------
                                                       (16,841)            (21,861)              (55,912)              (66,293)
                                               -----------------   -----------------    ------------------   -------------------


 INCOME BEFORE INCOME TAXES                            118,649             146,119               323,081               331,703


 INCOME TAXES                                           48,931              58,315               130,173               132,085
                                               -----------------   -----------------    ------------------   -------------------




 NET INCOME                                    $        69,718     $        87,804      $        192,908     $         199,618
                                               =================   =================    ==================   ===================


 EARNINGS PER COMMON SHARE

   Primary                                               $1.08               $1.34                 $2.98                 $3.05

   Fully diluted                                          1.05                1.31                  2.91                  2.98


 CASH DIVIDENDS PER COMMON SHARE                         $0.34               $0.32                 $1.02                 $0.96



See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                   SEPTEMBER 30           DECEMBER 31              OCTOBER 1
                                                                      1995                   1994                     1994
                                                               -------------------    ------------------     --------------------
 ASSETS

 CURRENT ASSETS

   Cash and equivalents                                          $       64,144          $     59,742         $       54,757

   Accounts receivable, less allowances:

     Sept. 30 - $29,181;  Dec. 31 - $32,794;
       Oct. 1 - $36,028                                                 770,133               613,337                752,120

   Inventories:

     Finished products                                                  669,693               473,646                550,082

     Work in process                                                    148,536               139,255                148,311

     Materials and supplies                                             189,915               188,437                168,353
                                                                  ---------------         -------------        ---------------
                                                                      1,008,144               801,338                866,746

   Other current assets                                                  77,750                76,749                 79,473
                                                                  ---------------         -------------        ---------------

     Total current assets                                             1,920,171             1,551,166              1,753,096


 PROPERTY, PLANT AND EQUIPMENT                                        1,497,265             1,403,852              1,399,604

     Less accumulated depreciation                                      724,204               636,841                629,188
                                                                  ---------------         -------------        ---------------
                                                                        773,061               767,011                770,416

 INTANGIBLE ASSETS                                                      901,758               911,285                914,743

 OTHER ASSETS                                                           131,891               106,146                101,576
                                                                  ---------------         -------------        ---------------
                                                                 $    3,726,881          $  3,335,608         $    3,539,831
                                                                  ===============         =============        ===============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES

   Short-term borrowings                                         $      357,049          $    321,161         $      343,479

   Current portion of long-term debt                                      2,333                 2,773                109,237

   Accounts payable                                                     309,696               291,088                281,377

   Accrued liabilities                                                  385,551               297,310                407,056
                                                                  ---------------         -------------        ---------------
     Total current liabilities                                        1,054,629               912,332              1,141,149

 LONG-TERM DEBT                                                         615,095               516,700                517,449

 OTHER LIABILITIES                                                      177,341               152,871                158,266


 REDEEMABLE PREFERRED STOCK                                              61,036                62,195                 62,520

 DEFERRED CONTRIBUTIONS TO EMPLOYEE STOCK OWNERSHIP PLAN                (38,408)              (42,499)               (43,858)
                                                                  ---------------         -------------        ---------------
                                                                         22,628                19,696                 18,662

 COMMON SHAREHOLDERS' EQUITY

   Common Stock                                                          63,925                64,165                 64,734

   Additional paid-in capital                                           589,409               552,927                552,254

   Foreign currency translation                                          22,744                 4,557                    595

   Retained earnings                                                  1,181,110             1,112,360              1,086,722
                                                                  ---------------         -------------        ---------------
                                                                      1,857,188             1,734,009              1,704,305
                                                                  ---------------         -------------        ---------------
                                                                 $    3,726,881          $  3,335,608         $    3,539,831
                                                                  ===============         =============        ===============

See notes to consolidated financial statements.

                                 VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                    NINE MONTHS ENDED
                                                                                          --------------------------------------
                                                                                             SEPTEMBER 30           OCTOBER 1
                                                                                               1995                    1994
                                                                                          ------------------     ---------------
 OPERATIONS

   Net income                                                                                 $   192,908           $   199,618

   Adjustments to reconcile net income to cash provided by operations:

     Depreciation                                                                                 101,636                94,893

     Amortization of intangible assets                                                             24,759                23,615

     Other, net                                                                                    (1,707)                3,925

     Changes in current assets and liabilities:

       Accounts receivable                                                                       (136,921)             (189,051)

       Inventories                                                                               (198,171)               17,668

       Accounts payable                                                                            14,644                 3,354

       Other, net                                                                                  91,319               100,801
                                                                                           ----------------      ----------------
     Cash provided by operations                                                                   88,467               254,823


 INVESTMENTS

   Capital expenditures                                                                          (113,140)              (97,454)

   Business acquisitions                                                                          (12,004)             (494,751)

   Other, net                                                                                       2,620                 5,339
                                                                                           ----------------      ----------------
     Cash invested                                                                               (122,524)             (586,866)

 FINANCING

   Increase in short-term borrowings                                                               34,078               305,413

   Proceeds from long-term debt                                                                    98,718                99,207

   Payment of long-term debt                                                                       (2,613)             (115,307)

   Purchase of Common Stock                                                                       (57,443)                    -

   Cash dividends paid                                                                            (68,176)              (65,247)

   Other, net                                                                                      33,895                11,170
                                                                                           ----------------      ----------------
     Cash provided by financing                                                                    38,459               235,236
                                                                                           ----------------      ----------------
 NET CHANGE IN CASH AND EQUIVALENTS                                                                 4,402               (96,807)

 CASH AND EQUIVALENTS - BEGINNING OF YEAR                                                          59,742               151,564
                                                                                           ----------------      ----------------
 CASH AND EQUIVALENTS - END OF PERIOD                                                         $    64,144           $    54,757
                                                                                           ================      ================



See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of results that may be expected for the year ending December 30, 1995. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

NOTE C - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At September 30, 1995, there were 63,924,913 shares outstanding, excluding 784,411 treasury shares. During 1995, 2,700,000 treasury shares were retired. At December 31, 1994 and October 1, 1994, there were 64,164,524 and 64,734,134 shares outstanding, excluding 2,358,675 and 1,770,575 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,976,884 shares were outstanding at September 30, 1995, 2,014,427 at December 31, 1994 and 2,024,953 at October 1, 1994.

                                 VF CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first six months of 1995, net sales increased 7% and earnings per share increased 11% compared with 1994, with increases due primarily to unit volume growth. In the 1995 third quarter, however, sales declined 3%, primarily due to a decline in unit shipments in the United States, and earnings per share declined 19% from 1994 levels. Included in operating income in the 1995 quarter was $25 million of expenses related to a plant closing and costs associated with excess capacity and production downtime.

Sales and operating profit by business group are summarized as follows:

                                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                      ---------------------------------------------   ----------------------------------------------

                                        SEPTEMBER 30       OCTOBER 1       PERCENT      SEPTEMBER 30         OCTOBER 1     PERCENT
                                            1995             1994           CHANGE          1995               1994        CHANGE
                                      ----------------    --------------  ---------   ----------------    ------------- ------------
 NET SALES                                       (In thousands)                                  (In thousands)
   Jeanswear                            $    682,697      $    692,632       (1)%     $   1,998,069     $   1,900,101         5%

   Decorated Knitwear                        202,027           202,150        -             432,868           447,823        (3)

   Intimate Apparel                          181,459           184,583       (2)            552,177           531,634         4

   Playwear                                  107,574           107,269        -             286,632           266,681         7

   Specialty Apparel                         158,345           186,403      (15)            521,879           536,157        (3)
                                        --------------    --------------  ---------   ---------------   ---------------   --------
                                        $  1,332,102      $  1,373,037       (3)%     $   3,791,625     $   3,682,396         3%
                                        ==============    ==============  =========   ===============   ===============   ========

 OPERATING PROFIT

   Jeanswear                            $     89,745      $    105,183      (15)%     $     272,421     $     276,139       (1)%

   Decorated Knitwear                         19,750            20,477       (4)             10,169            12,495       (19)

   Intimate Apparel                           13,079            16,670      (22)             46,096            46,807        (2)

   Playwear                                    5,566            12,103      (54)             19,297            26,156       (26)

   Specialty Apparel                          16,752            22,719      (26)             61,183            65,151        (6)
                                        --------------    --------------  ---------   ---------------   ---------------   --------
                                             144,892           177,152      (18)%           409,166           426,748        (4)%
                                                                          =========                                       ========



 CORPORATE EXPENSES                           (9,402)           (9,172)                     (30,173)          (28,752)


 INTEREST, NET                               (16,235)          (19,130)                     (50,949)          (55,412)


 MISCELLANEOUS, NET                             (606)           (2,731)                      (4,963)          (10,881)
                                        --------------    --------------              ---------------   ---------------
 INCOME BEFORE INCOME TAXES             $    118,649      $    146,119                $     323,081     $     331,703
                                        ==============    ==============              ===============   ===============



The Jeanswear business group includes the Lee, Wrangler and Girbaud divisions in the United States and the Lee and Wrangler operations in international markets, primarily in Europe. The sales and operating profit increases in the first six months of 1995 resulted from growth at Wrangler in the United States and in the international jeanswear companies. In the third quarter, sales and profits declined in the United States; in international markets, sales continued to increase but profits declined due to an $11 million charge related to closing a manufacturing facility.

The Decorated Knitwear business group consists of Bassett-Walker, Nutmeg, Cutler sports apparel and JanSport imprinted apparel. Sales and operating profit for the quarter were comparable with the prior year, but declined for the nine months. Profit improvement at Bassett-Walker in both periods was offset by declines at Nutmeg and Cutler, reflecting the effects of continued weakness in the sports apparel market.

In the Intimate Apparel business group, sales and operating profit increased at Vanity Fair Mills domestically and at the intimate apparel divisions in Europe for the first six months of 1995. In the third quarter, profit margins declined on a small decline in sales.

The Playwear business group consists of Healthtex, the playwear and sleepwear operations of Cutler and the preschool sizes of Lee and Wrangler. Operating margins declined in the quarter and nine months due to continued pricing pressures in the discount channel of distribution and due to operating difficulties.

The Specialty Apparel business group consists primarily of Red Kap, Jantzen and the JanSport equipment division. Sales and operating profit declined in the quarter and nine months, with a significant part of the sales decline due to discontinuation of the Jantzen men's division in late 1994.

Overall, gross margins declined to 31.0% of sales in the quarter and 31.7% in the nine months of 1995, compared with 32.2% in both 1994 periods. The 1995 periods included an $11 million charge for closing a manufacturing plant and other costs related to production downtime and excess inventories.

Marketing, administrative and general expenses were 20.8% and 21.7% of sales during the third quarter and nine months of 1995, compared with 20.0% and 21.4% in the 1994 periods. The increase in percent of sales for both 1995 periods is due primarily to higher spending levels in anticipation of a higher level of third quarter sales.

Net interest expense declined slightly in 1995. The effect of a reduced borrowing level in 1995 was partially offset by higher short-term interest rates.

The effective income tax rate for the nine months of 1995 was 40.3%, compared with 39.8% for the 1994 period, based on the expected effective rate for the year. The rate increase is due to expected lower taxable income for 1995; see 1995 Fourth Quarter following.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                       SEPTEMBER 30           DECEMBER 31         OCTOBER 1
                                           1995                   1994              1994
                                     ---------------         --------------    --------------
                                                        (Dollars in millions)
 Working capital                         $865.5                  $638.8              $611.9

 Current ratio                         1.8 to 1                1.7 to 1            1.5 to 1

 Debt to total capital                   34.4%                   32.7%              36.3%

Accounts receivable increased due to somewhat slower collections and receivables at international locations with extended terms.

Inventories are higher than at the comparable date in the prior year as they had been increased in anticipation of higher third quarter sales that did not materialize in the United States. Management has taken actions to align production with anticipated demand and to reduce inventories.

In June 1995, the Company issued $100.0 million of 10 year, 6.75% notes. Proceeds were used to reduce short-term borrowings.

The Company purchased 1,127,600 shares of its Common Stock during the first nine months of 1995 in open market transactions pursuant to an authorization from the Board of Directors to purchase up to three million shares.

1995 FOURTH QUARTER

At the time of the release of third quarter earnings on October 18, 1995, the Company announced that it will take a charge related to plant closings and other restructuring initiatives that will significantly impact fourth quarter earnings.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

             (a) Exhibit 11 - Computation of earnings per share for the three months and nine months ended September 30, 1995 and October 1, 1994.

                    Exhibit 27 - Financial data schedule as of September 30, 1995.

             (b) Reports on Form 8-K - A report on Form 8-K dated July 17, 1995 announced a change to Coopers & Lybrand L.L.P. as the principal accountants to audit the Company's financial statements for fiscal year 1995.

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


Date: November 13, 1995

                                    By:  /s/ Robert K. Shearer
                                       --------------------------
                                        Robert K. Shearer
                                        Vice President - Controller
                                        (Chief Accounting Officer)