Form 10-K405
period 1995-12-30
V F CORP /PA/
filed 1996-03-26
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 30, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 1, 1996, 63,595,054 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the common shares (based on the closing price of these shares on the New York Stock Exchange) of the registrant held by nonaffiliates was approximately $2.8 billion. In addition, 1,964,942 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 1,571,953 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant's Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report for the fiscal year ended December 30, 1995 (Items 1 and 3 in Part I and Items 5, 6, 7 and 8 in Part II).

Portions of the Proxy Statement dated March 15, 1996 for the Annual Meeting of Shareholders to be held on April 16, 1996 (Item 4A in Part I, Item 9 in Part II and Items 10, 11, 12 and 13 in Part III).

                                     PART I

ITEM 1.  BUSINESS

VF Corporation, through its operating subsidiaries, designs, manufactures and markets high quality branded jeanswear, knitwear, intimate apparel, children's playwear and other apparel. VF Corporation, organized in 1899, oversees the operations of its subsidiaries, providing them with financial and administrative resources. Management of each operating unit is responsible for the growth and development of its business, within guidelines established by VF Corporation management. Unless the context indicates otherwise, the term "Company" used herein means VF Corporation and its subsidiaries.

1995 SPECIAL CHARGES

The Company in late 1995 recorded $155.9 million in special charges to address changes in consumer buying habits and the increasingly competitive retail environment that have occurred in the apparel industry. This plan included expenses for the closings of higher cost manufacturing facilities in each of the Company's business groups, as well as charges related to actions to reduce selling and administrative expenses, primarily from personnel reductions at most domestic and international headquarters locations. See Note M to the Consolidated Financial Statements on page 30 of the Company's Annual Report to Shareholders for the fiscal year ended December 30, 1995 ("1995 Annual Report"), which is incorporated herein by reference.

BUSINESS GROUPS

In 1994, the Company reorganized into five new strategic business groups - - Jeanswear, Decorated Knitwear, Intimate Apparel, Playwear and Specialty Apparel
- - where the Company has the size, brands and growth opportunities to succeed on a global basis. While the integrity of each of the operating divisions is maintained, their management, as a member of one of the five business groups, is charged with the additional responsibility of maximizing the skills and resources available within their business group to identify opportunities for global growth and profit improvement, develop synergies and participate in common projects. Information regarding the operations, sales and profitability of these business groups is included in pages 2, 3, 20, 21 and 23 of the 1995 Annual Report, which information is incorporated herein by reference.

         JEANSWEAR

The Jeanswear business group is composed of the Lee and the Wrangler divisions in the United States and in international markets, primarily in Europe. Lee manufactures jeanswear and other casualwear sold principally under its LEE(R) and RIDERS(R) trademarks. Wrangler manufactures jeanswear primarily under its WRANGLER(R) and RUSTLER(R) trademarks. Wrangler also offers a line of shirts to complement its jeanswear products. Lee and Wrangler offer a line of cotton casual pants and shirts under the LEE CASUALS(R) and TIMBER CREEK BY WRANGLER(R) brands. The Girbaud division, the final component of the Jeanswear business group, licenses the MARITHe & FRANCOIS GIRBAUD(R) label to market branded fashion jeans and casual apparel in the United States.

According to industry data, approximately 471 million pairs of jeans made of denim, twill, corduroy and other fabrics were sold in the United States in 1995. This same data indicates that the Company currently has the largest combined share of this market at approximately a 30% share, with WRANGLER,

RUSTLER and LEE having the second, third and fourth largest unit shares of the jeans market in the United States, respectively.

The Jeanswear divisions in the United States own and operate numerous cutting, sewing and laundry facilities. During 1995, 68% of finished garments were produced in Lee and Wrangler domestic plants and 13% in their sewing facilities in Mexico and other Caribbean countries; the balance is manufactured by independent contractors. With the closure of several manufacturing plants as discussed in "1995 Special Charges", the percentage manufactured in the Company's domestic facilities is expected to decline. Also during 1995, 64% of the Company's Jeanswear products in Europe were produced in owned plants in the United Kingdom, Ireland, Malta and Poland, with the balance (mostly tops)
sourced from independent contractors.    During 1995, the Company acquired a
majority interest in its licensee who manufactures and markets LEE brand jeans in Mexico. During 1994, the Company acquired a majority interest in a joint venture in China to manufacture and market LEE brand jeans; this is the first American jeans brand to make a major move into the Chinese market. Lee also participates in a joint venture in Spain and Portugal. Both Lee and Wrangler have distributors, agents or licensees for jeanswear and related products in foreign markets where they do not have sales operations.

The Lee division markets its LEE brand products through department and specialty stores. The Lee division's RIDERS brand is sold through the mass merchant and discount store channels. The Wrangler division markets its WRANGLER westernwear through western specialty stores and its other WRANGLER brand products primarily through discount stores. The RUSTLER brand is a high quality, lower priced brand marketed to large national discount chains. MARITHe & FRANCOIS GIRBAUD products are sold to upscale department and specialty stores. Sales for all divisions are generally made directly to retailers through full-time salespersons.

In international markets, LEE and WRANGLER jeanswear and related products are marketed to department stores and specialty shops. Sales of MAVERICK(R) branded jeanswear in Europe have been growing in the discount channel of distribution. Internationally, jeanswear products are sold through the Lee and the Wrangler sales forces and independent sales agents.

         DECORATED KNITWEAR

The largest single component of the Decorated Knitwear business group is Bassett-Walker, a manufacturer of knitted fleecewear and T-shirts. Operations are vertically integrated and include the entire process of converting cotton yarn into finished fleece and T-shirt garments. Products are marketed by an in-house staff of salespersons throughout the United States to national chain and department stores, discount stores, wholesalers and garment screen printing operators. In 1995, approximately one-third of Bassett-Walker's volume was knitted fleecewear and T-shirts marketed under the LEE label. Bassett-Walker also manufactures products for private label customers and supplies a significant portion of the fleece and T-shirt needs of Nutmeg and JanSport.

In 1994, the Company substantially increased its position in imprinted apparel with the acquisitions of Nutmeg Industries, Inc. and H.H. Cutler Company. Both companies design, manufacture and market imprinted sports apparel under licenses granted primarily by the four major American professional sports leagues, NASCAR and other parties. Nutmeg also manufactures and markets apparel imprinted with professional soccer and other sports logos in Europe. Nutmeg's adult licensed apparel is distributed through department, sporting goods and athletic specialty stores. The Cutler Sports Apparel division products, primarily in children's sizes, are distributed through mass merchandisers and discount stores. Approximately one-third of the products formerly bearing the NUTMEG(R) label were marketed in 1995 under the new LEE SPORT(TM) label; use of the LEE SPORT label will be expanded in 1996. In addition, the JanSport college division imprints and markets JANSPORT(R) branded fleeced casualwear and T-shirts with college logos for distribution through college bookstores.

During 1995, significant pricing pressures throughout the industry, plus the Major League Baseball and National Hockey League strikes, adversely affected both Nutmeg and Cutler. As part of the 1995 Special Charges, a plan was announced to centralize the licensed sports businesses by combining the manufacturing and distribution functions of Cutler Sports Apparel with those of Nutmeg, while retaining their separate merchandising and marketing organizations. This move is expected to reduce costs and provide a more focused sports apparel group.

         INTIMATE APPAREL

The Intimate Apparel business group consists primarily of Vanity Fair Mills in the United States and several intimate apparel divisions in Europe. The Vanity Fair division manufactures and markets bras, panties, daywear, shapewear, robes and sleepwear products under the VANITY FAIR(R) label for domestic department and specialty stores. In addition, Vanity Fair manufactures and markets intimate apparel under the VASSARETTE(R) brand, which is sold through the discount channel. Vanity Fair also maintains a rather substantial private label business. Vanity Fair sells most of its products through its own sales force. The VANITY FAIR brand name is licensed in several foreign countries.

Since 1992, the Company has taken decisive steps to establish a presence in women's intimate apparel in Europe by acquiring several intimate apparel companies and brands in France and Spain. During 1994, these businesses were organized into a single management structure. With manufacturing plants in France, Spain, Tunisia and Madagascar, intimate apparel is marketed in department and specialty stores under the LOU, BOLERO and SILHOUETTE brand names primarily in France and under the GEMMA, INTIMA CHERRY and BELCOR brand names primarily in Spain. Intimate apparel is marketed in discount stores in France under the VARIANCE, CARINA and SILTEX brand names.

         PLAYWEAR

The Playwear business group consists of Healthtex, the playwear and sleepwear divisions of Cutler and the preschool sizes of the Lee and the Wrangler divisions in the United States. Products marketed under the HEALTHTEX(R) label are sold primarily to department and specialty stores. Cutler products, generally imprinted with characters licensed from The Walt Disney Company or others, are marketed primarily to mass merchandise and discount stores. During 1995, Cutler introduced a line of licensed NIKE(R) brand childrenswear. LEE and WRANGLER children's sizes are marketed in distribution channels consistent with their respective adult sizes.

         SPECIALTY APPAREL

Red Kap is a leading producer of occupational and career apparel sold primarily
under the RED KAP(R) label.   Approximately three-fourths of Red Kap's sales
are to industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Because industrial laundries maintain minimal inventories of work clothes, a supplier's ability to offer rapid delivery is an important factor in this market. Red Kap's commitment to customer service has enabled customer orders to be filled within 24 hours of receipt and has helped to provide

Red Kap with a significant share of the industrial laundry rental business. In addition, Red Kap markets a line of work clothes nationally to retail stores under the BIG BEN(R) brand name.

Jantzen designs, manufactures and markets an extensive line of women's swimwear and sportswear, including coordinated tops and bottoms, primarily under the JANTZEN(R) trademark and, beginning in 1995, under the licensed NIKE(R) label. A significant portion of Jantzen's products are manufactured by independent contractors. Jantzen products are sold primarily to department and specialty stores through its sales staff. Jantzen also markets its products in Canada, and the JANTZEN trademark is licensed to other companies in several foreign countries.

The JanSport equipment division manufactures JANSPORT brand daypacks sold through college bookstores and department and sporting goods stores and JANSPORT backpacking and mountaineering gear sold primarily through outdoor and sporting goods stores. JANSPORT daypacks and bookbags have the leading brand share in the United States.

RAW MATERIALS

The Company's raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn. The Company purchases fabric for its United States operations from several domestic suppliers against scheduled production and fabric for its international operations from several international suppliers. The fabric is cut and sewn into finished garments in the Company's manufacturing facilities or, in certain instances, at independent contractors. The Company also purchases thread and trim (buttons, zippers, snaps and lace) from numerous suppliers.

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

The Company has not experienced difficulty in obtaining fabric and other raw materials to meet production needs during 1995 and does not anticipate difficulties in 1996. The loss of any one supplier would not have a significant adverse effect on the Company's business.

SEASONALITY

The apparel industry in the United States has four primary retail selling seasons -- Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. As an apparel manufacturer, sales to retailers generally precede the retail selling seasons, although demand peaks have been reduced in recent years as more products are being sold on a replenishment basis.

Overall, with its diversified product offerings, the Company's operating results are not highly seasonal. On a quarterly basis, consolidated net sales range from a low of approximately 22% in the first quarter to a high of 28% in the third quarter. Sales of the Decorated Knitwear business group, however, are more seasonal in nature, with approximately 60% of its sales of fleece and T-shirt products in the second half of the year.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods, and accordingly decreases during the second half. Generally cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

ADVERTISING

The Company supports its brands through extensive advertising and promotional programs and through sponsorship of special events. The Company advertises on national and local radio and television and in consumer and trade publications. It also participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. During 1995, the Company spent $231 million advertising and promoting its products. A significant portion of the anticipated savings arising from the 1995 cost reduction initiatives (see "1995 Special Charges") is expected to be invested in increased advertising and other actions to support and build the Company's brands.

OTHER MATTERS

         COMPETITIVE FACTORS

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

         TRADEMARKS AND LICENSES

Trademarks are of material importance to all of the Company's operating subsidiaries. Company-owned brands are protected by registration or otherwise in the United States and most other markets where the related products are sold. These trademark rights are enforced and protected by litigation against infringement as necessary. The Company has granted licenses to other parties to manufacture products under the Company's trademarks in product categories and in geographic areas in which the Company does not operate.

In some instances, the Company pays a royalty to use the trademarks of others. The MARITHe & FRANCOIS GIRBAUD label is under license in the United States through 1997. Apparel is also manufactured and marketed under licenses granted by Major League Baseball, the National Basketball

Association, the National Football League, the National Hockey League, The Walt Disney Company, NIKE, Inc. and others. Some of these license arrangements are for a short term and may not contain specific renewal options. Management believes that loss of any license would not have a material adverse effect on the Company.

         CUSTOMERS

The Company's customers are primarily department, discount and specialty stores in the United States and in international markets, primarily in Europe. Sales to Wal-Mart Stores, Inc. totaled 10.5% of total sales in 1995. Sales to the Company's ten largest customers amounted to 35% of total sales in 1995 and 34% in 1994.

         EMPLOYEES

The Company employs approximately 64,000 men and women. Approximately 6,000 employees are covered by various collective bargaining agreements. Employee relations are considered to be good. See Note M to the Consolidated Financial Statements on page 30 of the 1995 Annual Report, which is incorporated herein by reference.

         BACKLOG

The dollar amount of backlog of orders believed to be firm as of the end of the Company's fiscal year and as of the end of the preceding fiscal year is not material for an understanding of the business of the Company taken as a whole.

ITEM 2.  PROPERTIES.

The Company owns most of its facilities used in manufacturing, distribution and administrative activities. Certain other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for the Company's needs. Manufacturing and distribution facilities being utilized at the end of 1995 are summarized below for the Company's business groups:

                                              Square
                      Business Group          Footage
                      -----------------    ------------
                      Jeanswear              7,574,000
                      Decorated Knitwear     5,150,000
                      Intimate Apparel       2,517,000
                      Playwear               1,256,000
                      Specialty Apparel      2,495,000
                                           -----------
                                            18,992,000
                                           ===========

In addition, the Company owns or leases various administrative and office space. The Company also owns or leases facilities having 2,775,000 square feet of space that is used for factory outlet operations. Approximately 77% of the factory outlet space is used for selling and warehousing the Company's products, with the balance consisting of space leased to tenants and common areas. Finally, the Company owns facilities having 876,000 square feet of space formerly used in its operations but now leased to other parties or held for sale.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material legal proceedings or investigations pending or threatened to which the Company or any of its operating companies is a party or of which any of their property is the subject.

Notwithstanding the foregoing, the text under the caption "Other Matters" included in page 25 of the 1995 Annual Report is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

The following are the Executive Officers of VF Corporation as of March 1, 1996. The term of office of each of the officers continues to the next annual meeting of the Board of Directors to be held April 16, 1996. There is no family relationship among any of the VF Corporation officers.

                                                                              Period Served
Name                              Position                          Age      In Such Office(s)
----                              --------                          ---      -----------------
Lawrence R. Pugh                  Chairman of the Board             63       May 1983 to date
                                  Director                                   February 1980 to date

Mackey J. McDonald                President                         49       October 1993 to date
                                  Chief Executive Officer                    January 1996 to date
                                  Director                                   October 1993 to date

Candace S. Cummings               Vice President - General          48       January 1995 to date
                                  Counsel

Louis J. Fecile                   Vice President - Employee         56       December 1995 to date
                                  Benefits

Gerard G. Johnson                 Vice President - Finance and      55       December 1988 to date
                                  Chief Financial Officer

Daniel G. MacFarlan               Chairman - Decorated Knitwear     45       February 1995 to date
                                  and Playwear Coalitions
                                  Vice President                             April 1995 to date

Frank C. Pickard III              Vice President - Treasurer        51       April 1994 to date

John P. Schamberger               Chairman - Jeanswear Coalition    47       February 1995 to date
                                  Vice President                             April 1995 to date

Robert K. Shearer                 Vice President - Controller       44       April 1994 to date

Lori M. Tarnoski                  Vice President                    56       May 1979 to date
                                  Secretary                                  May 1974 to date

Mr. Pugh joined the Company as President in 1980. In 1982, he was elected Chief Executive Officer, which position he held until December 1995, and in 1983 was elected Chairman of the Board. In October 1990, he was also elected President of the Company, serving in that position until October 1993. Additional information is included in page 2 of the Company's definitive proxy statement dated March 15, 1996 for the Annual Meeting of Shareholders to be held on April 16, 1996 ("1996 Proxy Statement").

Mr. McDonald joined the Company's Lee division in 1983 serving in various management positions until his election as President of the Company's former Troutman division in 1984. He was named Executive Vice President of the Wrangler division in 1986 and President of Wrangler in 1988. He was named Group Vice President of the Company in February 1991, President of the Company in October 1993 and Chief Executive Officer in January 1996. Additional information is included in page 2 of the 1996 Proxy Statement.

Mrs. Cummings joined the Company as Vice President - General Counsel in January 1995. For the prior five years, she had been a senior business partner at the international law firm of Dechert Price & Rhoads where she had spent her entire professional career.

Mr. Fecile joined the Company in 1980 and was elected Assistant Treasurer in 1982, Assistant Vice President - Employee Benefits in 1987 and Vice President
- Employee Benefits in December 1995.

Mr. Johnson joined the Company in 1988 as Vice President - Finance and Chief Financial Officer.

Mr. MacFarlan joined the Company's Jantzen division in 1978 and served in various capacities, including Vice President - Womens Casualwear from September 1990 to May 1992 and Senior Vice President - Sales and Womens Casualwear to July 1993. He served as President of the Company's VF Factory Outlet division from October 1993 to February 1995. Since November 1994, he has served as President of the Company's Nutmeg division. He was elected as the Company's Chairman - Decorated Knitwear and Playwear Coalitions in February 1995 and Vice President in April 1995.

Mr. Pickard joined the Company in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President - Treasurer in April 1994.

Mr. Schamberger joined the Company's Wrangler division in 1972 and held various positions including Vice President - New Brands from 1987 to his election as Vice President - Consumer Marketing in March 1991 and President in May 1992.
He was elected as the Company's Chairman - Jeanswear Coalition in February 1995 and Vice President in April 1995.

Mr. Shearer joined the Company in 1986 as Assistant Controller and was elected Controller in 1989 and Vice President - Controller in April 1994.

Mrs. Tarnoski joined the Company in 1961. She was elected Assistant Secretary in 1973, Secretary in 1974 and Vice President in 1979.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Information concerning the market and price history of the Company's Common Stock, plus dividend information, as reported under the caption "Quarterly Results of Operations" on page 19 and under the captions "Investor Information
- Common Stock, Shareholders of Record, Dividend Policy, Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information" on page 36 of the 1995 Annual Report, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for the Company for each of its last five fiscal years under the caption "Financial Summary" on pages 32 and 33 of the 1995 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A discussion of the Company's financial condition and results of operations is incorporated herein by reference to pages 21, 23 and 25 of the 1995 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements of the Company and specific supplementary financial information are incorporated herein by reference to pages 20, 22, 24 and 26 through 31 of the 1995 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information under the caption "Change in Accountants" on pages 20 and 21 of the 1996 Proxy Statement is incorporated herein by reference.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Information under the caption "Election of Directors" on pages 2 through 5 of the 1996 Proxy Statement is incorporated herein by reference. See Item 4A with regard to Executive Officers.

Information under the caption "Compliance with Section 16(a) of the Securities Exchange Act" on page 21 of the 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information on pages 10 through 16 of the 1996 Proxy Statement with regard to this item is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information under the caption "Certain Beneficial Owners" on page 18 and "Common Stock Ownership of Management" on page 19 of the 1996 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information under the caption "Election of Directors" with respect to Messrs. Sharp and Hurst on page 13 of the 1996 Proxy Statement is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

                 1. Financial statements - Included on pages 20, 22, 24 and 26 through 31 of the 1995 Annual Report (Exhibit 13) and incorporated by reference in Item 8:

         Consolidated statements of income - - Fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994

         Consolidated balance sheets - - December 30, 1995 and December 31, 1994

         Consolidated statements of cash flows - - Fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994

         Consolidated statements of common shareholders' equity - - Fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994

         Notes to consolidated financial statements

         Report of independent accountants

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

         3.     Exhibits

Number                            Description
------                            -----------

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

         (D) Bylaws, as amended through January 1, 1996 and as presently in effect

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

         (D)  Deferred Compensation Plan (Incorporated by reference to
              Exhibit 10(B) to Form 10-K for the fiscal year ended December 29, 1990)

         (E) Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(E) to Form 10-K for the fiscal year ended January 4, 1992)

         (F) Amended and Restated Supplemental Executive Retirement Plan, dated May 16, 1989 (Incorporated by reference to
              Exhibit 10(F) to Form 10-K for the fiscal year ended December 31, 1994)

         (G) First Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for L. R. Pugh (Incorporated by reference to Exhibit 10(G) to Form 10-K for the fiscal year ended December 31,
              1994)

         (H) Second Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(H) to Form 10-K for the fiscal year ended December 31, 1994)

         (I) Third Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Senior Management (Incorporated by reference to Exhibit 10(I) to Form 10-K for the fiscal year ended December 31, 1994)

         (J) Fourth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Deferred Compensation Plan (Incorporated by reference to Exhibit 10(J) to Form 10-K for the fiscal year ended December 31,
              1994)

         (K) Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the fiscal year ended December 31, 1994)

         (L) Seventh Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(L) to Form 10-K for the fiscal year ended December 31, 1994)

         (M) Eighth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code (Incorporated by reference to Exhibit 10(M) to Form 10-K for the fiscal year ended December 31, 1994)

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

         (Q)  Revolving Credit Agreement, dated October 20, 1994
              (Incorporated by reference to Exhibit 10(Q) to Form 10-K for the fiscal year ended December 31, 1994)

         (R) Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10(R) to Form 10-K for the fiscal year ended December 31, 1994)

         (S)  Restricted Stock Agreement (Incorporated by reference to
              Exhibit 10(S) to Form 10-K for the fiscal year ended December 31, 1994)

         (T) Discretionary Supplemental Executive Bonus Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the fiscal year ended December 31, 1994)

         (U)  1995 Key Employee Restricted Stock Plan

11           Computation of earnings per common share

13           Annual report to security holders

21           Subsidiaries of the Corporation

23.1         Consents of Coopers & Lybrand L.L.P.

23.2         Consents of Ernst & Young LLP

23.3         Report of Ernst & Young LLP

23.4         Report of Coopers & Lybrand L.L.P.

23.5         Report of Ernst & Young LLP

24           Power of attorney

27           Financial data schedule

99           Additional exhibits:
              (A)    Form 11-K for VF Corporation Tax-Advantaged
                     Savings Plan for Salaried Employees for the year ended December 31, 1995

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)              Reports on Form 8-K:

There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 30, 1995.





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

                                            V.F. CORPORATION

                                            By:  /s/ Mackey J. McDonald
                                               --------------------------
                                                  Mackey J. McDonald
                                                  President
                                                  (Chief Executive Officer)

                                            By:  /s/ Gerald G. Johnson
                                               ----------------------------
                                                  Gerard G. Johnson
                                                  Vice President - Finance
                                                  (Chief Financial Officer)

                                            By:  /s/ Robert K. Shearer
                                               -----------------------------
                                                  Robert K. Shearer
                                                  Vice President - Controller
                                                  (Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Robert D. Buzzell*           Director
Edward E. Crutchfield*       Director
Ursula F. Fairbairn*         Director
Barbara S. Feigin*           Director
Roger S. Hillas*             Director
Leon C. Holt, Jr.*           Director
Robert J. Hurst*             Director
Robert F. Longbine*          Director                         March 25, 1996
Mackey J. McDonald*          Director
William E. Pike*             Director
Lawrence R. Pugh*            Director
M. Rust Sharp*               Director
L. Dudley Walker*            Director

*By:      /s/ L. M. Tarnoski                                  March 25, 1996
    --------------------------------
    L. M. Tarnoski, Attorney-in-Fact

                                 VF CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




-----------------------------------------------------------------------------------------------------------------------------------
                     COL. A                      COL. B                   COL. C                  COL. D             COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                             --------------------------------
                                                                  (1)             (2)
                                               Balance at      Charged to       Charged to       Deductions         Balance at
                                               Beginning       Costs and      Other Accounts      Describe            End of
                 Description                   of Period        Expenses         Describe                             Period
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Fiscal year ended December 30, 1995:
     Allowance for doubtful accounts           $32,794           $14,967                           $13,140 (A)         $34,621
                                             =========         =========                         =========           =========
     Valuation allowance for deferred
         income tax assets                     $10,866           $12,518                            $1,230 (B)         $22,154
                                             =========         =========                         =========           =========

Fiscal year ended December 31, 1994:
     Allowance for doubtful accounts           $28,808           $11,274                            $7,288 (A)         $32,794
                                             =========         =========                         =========           =========
     Valuation allowance for deferred
         income tax assets                      $6,733            $4,203                               $70 (B)         $10,866
                                             =========         =========                         =========           =========

Fiscal year ended January 1, 1994:
     Allowance for doubtful accounts           $30,275            $9,146                           $10,613 (A)         $28,808
                                             =========         =========                         =========           =========
     Valuation allowance for deferred
         income tax assets                                        $6,733 (C)                                            $6,733
                                                               =========                                             =========


(A) Deductions include accounts written off, net of recoveries, and in 1994 net of additions of $2.4 million from the acquisition of subsidiaries.

(B) Deduction relates to circumstances where it is more likely than not that deferred tax assets will be realized.

(C)  Adoption of FASB Statement No. 109, "Accounting for Income Taxes."

                       VF BUSINESS GROUPS/1995 HIGHLIGHTS


Jeanswear

PRODUCT PORTFOLIO: Jeans, casual pants, knit and woven shirts.

HIGHLIGHTS: 1995 sales up 5%. VF owns 3 of the top 4 jeans brands in the U.S., with a total unit market share of approximately 30%. Wrangler and Riders brands continue to expand with national discounters. Lee commences aggressive marketing campaign to drive share gains. Girbaud positioned as focused, niche brand in premium jeans category. Lee, Wrangler and Maverick brands exhibiting healthy growth internationally, driven by authentic American heritage.

STRATEGY: Global brand leadership.

Intimate Apparel

PRODUCT PORTFOLIO: Bras, panties, daywear, shapewear, robes and sleepwear.

HIGHLIGHTS: Sales flat in 1995. Vanity Fair brand continues as a market leader in department stores with its broad array of products. Excellent performance by Vassarette in discount channel. Accelerating move to offshore production to improve competitive position. European brands maintaining strong market positions and benefiting from consolidation and reorganization.

STRATEGY: Global brand leadership.

Decorated Knitwear

PRODUCT PORTFOLIO: Basic fleece and T-shirts used in private label and screen print programs, and products decorated with names and logos of sports and college teams.

HIGHLIGHTS: Sales flat in 1995. Bassett-Walker exhibits modest growth despite volatile pricing environment and high raw material costs. Licensed sports apparel market remains difficult, affecting Nutmeg's and Cutler's sales, but focus on service and cost control starting to pay off.

STRATEGY: Focus on value-added, decorated products.

Playwear

PRODUCT PORTFOLIO: Branded and licensed character playwear and sleepwear, denim and related youthwear.

HIGHLIGHTS: 1995 sales flat with 1994 levels. Childrenswear category at retail generally weak, but Healthtex brand gaining market share. Good demand for Cutler's licensed playwear featuring characters from Disney's Pocahontas, and for new Nike licensed brand youthwear. Continued growth in Lee and Wrangler youthwear businesses.

STRATEGY: Expand market share and distribution in fragmented market.

Specialty Apparel

PRODUCT PORTFOLIO: Red Kap occupational apparel, JanSport daypacks and equipment, Jantzen swimwear and sportswear.

HIGHLIGHTS: Sales down 5%. Jantzen, leader in swimwear, expanding reach with Nike licensed and Bolero brands. JanSport remains dominant force in daypacks, while Red Kap leads with exceptional service capability.

STRATEGY: Focus on product line extensions and highest margin opportunities.

                     MULTIPLE BRANDS/MULTIPLE DISTRIBUTION




-----------------------------------------------------------------------------------------------
Channel of                        Intimate         Decorated                         Specialty
Distribution     Jeanswear        Apparel          Knitwear         Playwear         Apparel
-----------------------------------------------------------------------------------------------
Department       Lee              Vanity Fair      Lee Sport        Healthtex        JanSport
                 Marithe &                         Nutmeg           Lee              Jantzen
                   Francois                                         Nike*            Bolero
                   Girbaud*
-----------------------------------------------------------------------------------------------
Discount         Wrangler         Vassarette       Cutler Sports    Cutler           Wolf Creek
                 Riders                                             Wrangler         Big Ben
                 Rustler
                 Timber Creek
-----------------------------------------------------------------------------------------------
Specialty        Wrangler                          Nutmeg                            JanSport
                  Western                          JanSport                          Nike*
                 Rugged Wear                                                         Red Kap
-----------------------------------------------------------------------------------------------
International    Lee              Lou              Nutmeg
                 Wrangler         Bolero
                 Maverick         Carina
                                  Variance
                                  Siltex
                                  Belcor
                                  Intima Cherry
                                  Gemma
                                  Vanity Fair
-----------------------------------------------------------------------------------------------


* licensed

                                VF Corporation
                               Index to Exhibits




Number                            Description
------                            -----------

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

         (D) Bylaws, as amended through January 1, 1996 and as presently in effect

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

         (D)  Deferred Compensation Plan (Incorporated by reference to
              Exhibit 10(B) to Form 10-K for the fiscal year ended December 29, 1990)

         (E) Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(E) to Form 10-K for the fiscal year ended January 4, 1992)

         (F) Amended and Restated Supplemental Executive Retirement Plan, dated May 16, 1989 (Incorporated by reference to
              Exhibit 10(F) to Form 10-K for the fiscal year ended December 31, 1994)

         (G) First Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for L. R. Pugh (Incorporated by reference to Exhibit 10(G) to Form 10-K for the fiscal year ended December 31,
              1994)

         (H) Second Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(H) to Form 10-K for the fiscal year ended December 31, 1994)

         (I) Third Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Senior Management (Incorporated by reference to Exhibit 10(I) to Form 10-K for the fiscal year ended December 31, 1994)

         (J) Fourth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Deferred Compensation Plan (Incorporated by reference to Exhibit 10(J) to Form 10-K for the fiscal year ended December 31,
              1994)

         (K) Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the fiscal year ended December 31, 1994)

         (L) Seventh Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(L) to Form 10-K for the fiscal year ended December 31, 1994)

         (M) Eighth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code (Incorporated by reference to Exhibit 10(M) to Form 10-K for the fiscal year ended December 31, 1994)

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

         (Q)  Revolving Credit Agreement, dated October 20, 1994
              (Incorporated by reference to Exhibit 10(Q) to Form 10-K for the fiscal year ended December 31, 1994)

         (R) Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10(R) to Form 10-K for the fiscal year ended December 31, 1994)

         (S)  Restricted Stock Agreement (Incorporated by reference to
              Exhibit 10(S) to Form 10-K for the fiscal year ended December 31, 1994)

         (T) Discretionary Supplemental Executive Bonus Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the fiscal year ended December 31, 1994)

         (U)  1995 Key Employee Restricted Stock Plan

11           Computation of earnings per common share

13           Annual report to security holders

21           Subsidiaries of the Corporation

23.1         Consents of Coopers & Lybrand L.L.P.

23.2         Consents of Ernst & Young LLP

23.3         Report of Ernst & Young LLP

23.4         Report of Coopers & Lybrand L.L.P.

23.5         Report of Ernst & Young LLP

24           Power of attorney

27           Financial data schedule

99           Additional exhibits:
              (A)    Form 11-K for VF Corporation Tax-Advantaged
                     Savings Plan for Salaried Employees for the year ended December 31, 1995

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.