Form 10-Q
period 1996-03-30
V F CORP /PA/
filed 1996-05-10
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 30, 1996

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

     On April 27, 1996, there were 63,801,869 shares of Common Stock outstanding.

                                 VF CORPORATION

                                     INDEX





                                                                            PAGE NO.
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

            Consolidated Statements of Income -
            Three months ended March 30, 1996
            and April 1, 1995   . . . . . . . . . . . . . . . . . . . . .      3

            Consolidated Balance Sheets - March 30, 1996,
            December 30, 1995 and April 1, 1995   . . . . . . . . . . . .      4

            Consolidated Statements of Cash Flows -
            Three months ended March 30, 1996 and
            April 1, 1995   . . . . . . . . . . . . . . . . . . . . . . .      5

            Notes to Consolidated Financial Statements  . . . . . . . . .      6


   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations   . . . . . . . . . . . .      7



PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders . . . . .      9

   Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .      9

                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THREE MONTHS ENDED
                                                        -------------------------
                                                         MARCH 30        APRIL 1
                                                           1996            1995
                                                        ----------     ----------
NET SALES                                              $1,158,123     $1,187,587
COSTS AND OPERATING EXPENSES
   Cost of products sold                                  777,606        799,148
   Marketing, administrative and general expenses         269,789        273,194
   Other operating (income) expense                           579          1,300
                                                        ----------     ----------
                                                        1,047,974      1,073,642
                                                        ----------     ----------

OPERATING INCOME                                          110,149        113,945

OTHER INCOME (EXPENSE)
   Interest income                                          2,060          2,211
   Interest expense                                       (17,867)       (18,465)
   Miscellaneous, net                                      (1,186)        (1,200)
                                                        ----------     ----------
                                                          (16,993)       (17,454)
                                                        ----------     ----------

INCOME BEFORE INCOME TAXES                                 93,156         96,491

INCOME TAXES                                               37,226         38,538
                                                        ----------     ----------

NET INCOME                                             $   55,930     $   57,953
                                                        ==========     ==========

EARNINGS PER COMMON SHARE
   Primary                                                  $0.86          $0.89
   Fully diluted                                             0.85           0.87

CASH DIVIDENDS PER COMMON SHARE                             $0.36          $0.34



See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       MARCH 30      DECEMBER 30      APRIL 1
                                                                         1996           1995           1995
                                                                      ----------      ----------     ----------
                                                                      (UNAUDITED)                    (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash and equivalents                                              $    85,435     $    84,075    $    72,260
   Accounts receivable, less allowances:
      Mar. 30 - $36,864; Dec. 30 - $34,621; April 1 - $34,936            677,061         629,506        702,938
   Inventories:
      Finished products                                                  525,809         514,688        579,462
      Work in process                                                    142,872         139,721        163,832
      Materials and supplies                                             163,863         187,498        191,166
                                                                      ----------      ----------     ----------
                                                                         832,544         841,907        934,460
   Other current assets                                                  113,875         112,149         89,524
                                                                      ----------      ----------     ----------
      Total current assets                                             1,708,915       1,667,637      1,799,182

PROPERTY, PLANT AND EQUIPMENT                                          1,496,615       1,490,384      1,429,554
   Less accumulated depreciation                                         758,686         740,504        670,799
                                                                      ----------      ----------     ----------
                                                                         737,929         749,880        758,755
INTANGIBLE ASSETS                                                        875,264         887,606        915,759
OTHER ASSETS                                                             144,902         141,948        120,060
                                                                      ----------      ----------     ----------
                                                                     $ 3,467,010     $ 3,447,071    $ 3,593,756
                                                                      ==========      ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings                                             $   148,643     $   229,945    $   437,553
   Current portion of long-term debt                                       2,155           2,715          2,705
   Accounts payable                                                      273,120         276,598        317,892
   Accrued liabilities                                                   419,959         359,062        374,960
                                                                      ----------      ----------     ----------
      Total current liabilities                                          843,877         868,320      1,133,110

LONG-TERM DEBT                                                           613,276         614,217        516,890
OTHER LIABILITIES                                                        175,990         169,392        168,327

REDEEMABLE PREFERRED STOCK                                                59,746          60,667         61,737
DEFERRED CONTRIBUTIONS TO EMPLOYEE STOCK OWNERSHIP PLAN                  (35,557)        (37,031)       (41,103)
                                                                      ----------      ----------     ----------
                                                                          24,189          23,636         20,634
COMMON SHAREHOLDERS' EQUITY
   Common Stock                                                           63,764          63,439         63,452
   Additional paid-in capital                                            608,232         593,976        558,852
   Foreign currency translation                                           12,422          20,483         27,384
   Retained earnings                                                   1,125,260       1,093,608      1,105,107
                                                                      ----------      ----------     ----------
                                                                       1,809,678       1,771,506      1,754,795
                                                                      ----------      ----------     ----------
                                                                     $ 3,467,010     $ 3,447,071    $ 3,593,756
                                                                      ==========      ==========     ==========

See notes to consolidated financial statements.

                                 VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                       --------------------------
                                                                        MARCH 30        APRIL 1
                                                                          1996           1995
                                                                       ----------      ----------
OPERATIONS
   Net income                                                         $   55,930      $   57,953
   Adjustments to reconcile net income to cash provided (used) by operations:
      Depreciation                                                        33,169          34,306
      Amortization of intangible assets                                    7,156           8,230
      Other, net                                                           6,199           2,087
      Changes in current assets and liabilities:
         Accounts receivable                                             (55,785)        (72,991)
         Inventories                                                       5,102        (123,131)
         Accounts payable                                                 (1,554)         22,281
         Other, net                                                       67,284          63,888
                                                                       ----------      ----------
      Cash provided (used) by operations                                 117,501          (7,377)

INVESTMENTS
   Capital expenditures                                                  (36,993)        (27,288)
   Business acquisitions                                                       -         (12,004)
   Other, net                                                             13,728           5,706
                                                                       ----------      ----------
      Cash invested                                                      (23,265)        (33,586)

FINANCING
   Increase (decrease) in short-term borrowings                          (80,185)        114,489
   Payment of long-term debt                                              (1,350)           (403)
   Purchase of Common Stock                                                    -         (43,419)
   Cash dividends paid                                                   (23,926)        (22,788)
   Other, net                                                             12,585           5,602
                                                                       ----------      ----------
      Cash provided (used) by financing                                  (92,876)         53,481
                                                                       ----------      ----------

NET CHANGE IN CASH AND EQUIVALENTS                                         1,360          12,518

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                  84,075          59,742
                                                                       ----------      ----------

CASH AND EQUIVALENTS - END OF PERIOD                                  $   85,435      $   72,260
                                                                       ==========      ==========

See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 1996 are not necessarily indicative of results that may be expected for the year ending January 4, 1997. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

NOTE C - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At March 30, 1996, there were 63,763,865 shares outstanding, excluding 1,381,332 treasury shares. At December 30, 1995 and April 1, 1995, there were 63,438,933 and 63,451,955 shares outstanding, excluding 1,376,976 and 3,228,337 treasury shares, respectively. During the second quarter of 1995, 2,700,000 treasury shares were retired.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,935,082 shares were outstanding at March 30, 1996, 1,964,942 at December 30, 1995 and 1,999,567 at April 1, 1995.

                                 VF CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first quarter of 1996, net sales decreased 2% and earnings per share decreased 3% compared with 1995. The declines in sales and earnings resulted from a decline in unit sales related to the general slowdown in retail sales in the United States that began in the second half of 1995.

Sales and operating income by business group are summarized as follows:


                                                                       FIRST QUARTER
                                                        -------------------------------------------
                                                                                           PERCENT
                                                           1996           1995             CHANGE
                                                        ---------      ---------         ----------
NET SALES                                                    (In thousands)
   Jeanswear                                           $  632,666     $  638,496              (1)%
   Decorated Knitwear                                     116,811        104,132              12
   Intimate Apparel                                       156,259        181,855             (14)
   Playwear                                                86,234         82,986               4
   Specialty Apparel                                      166,153        180,118              (8)
                                                        ---------      ---------           -------
                                                       $1,158,123     $1,187,587              (2)%
                                                        =========      =========           -------

OPERATING INCOME
   Jeanswear                                           $   88,901     $   90,000              (1)%
   Decorated Knitwear                                       1,221         (8,204)            100+
   Intimate Apparel                                         5,772         16,367             (65)
   Playwear                                                 2,121          5,918             (64)
   Specialty Apparel                                       22,257         21,603               3
                                                        ---------      ---------           -------
                                                          120,272        125,684              (4)%
                                                                                           =======
OTHER OPERATING INCOME (EXPENSE)                             (579)        (1,300)

CORPORATE EXPENSES                                         (9,544)       (10,439)
                                                        ---------      ---------

OPERATING INCOME                                       $  110,149     $  113,945
                                                        =========      =========

The Jeanswear business group includes the Lee, Wrangler, Rustler, Riders and Girbaud brands in the United States and the Lee and Wrangler brands in international markets, primarily in Europe. Unit sales and operating margins were comparable during the 1996 and 1995 quarters. Within this category, cost reductions helped offset the impact of additional advertising spending both domestically and abroad.

Increased volume in undecorated fleece products and T-shirts were the primary factors contributing to the sales increase in the Decorated Knitwear business group. The manufacturing benefits related to additional volume, as well as improvements in operating margins within the sports apparel businesses, resulted in better profitability within this category.

The Intimate Apparel business group includes the Vanity Fair and Vassarette brands, as well as a private label business domestically. The Company also operates intimate apparel operations in Europe, primarily in France and Spain. The sales and profit decline resulted primarily from reductions in domestic sales volume in the Vanity Fair brand and private label businesses.

The Playwear business group consists of Healthtex, the playwear and sleepwear operations of Cutler and the preschool sizes of Lee and Wrangler. Operating margins declined in the quarter at Healthtex due to continued pricing pressures at retail in this product category.

The Specialty Apparel business group includes Red Kap occupational apparel, Jantzen swim and casual apparel and JanSport brand equipment. Sales declined in this business group, in part due to closing the Jantzen men's division, but operating margins improved due to cost reductions achieved.

Marketing, administrative and general expenses were 23.3% of sales during the quarter, compared with 23.0% in the 1995 period. Marketing expenses increased as a percent of sales due to higher advertising, but administrative and general expenses declined in amount and as a percent of sales. Marketing, administrative and general expenses as a percent of sales in the first quarter are historically at higher levels than annual amounts and are not necessarily representative of the level expected for the year.

Net interest expense declined slightly in 1996 due to a reduced borrowing level.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                                         MARCH 30    DECEMBER 30    APRIL 1
                                                          1996           1995         1995
                                                        ---------    -----------   ---------
                                                                (Dollars in millions)
Working capital                                            $865.0         $799.3       $666.1

Current ratio                                            2.0 to 1       1.9 to 1     1.6 to 1

Debt to total capital                                      29.7%          32.3%        35.3%

Days sales outstanding in accounts receivable are consistent with the level at the end of 1995 and slightly improved from the level at the end of the 1995 first quarter.

Inventories declined slightly from the end of 1995 and declined significantly from the 1995 first quarter due to our continuing emphasis to reduce inventory levels.

Short-term borrowings declined during the first quarter of 1996 due to strong cash flow from operations related primarily to control over inventory levels.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Company held on April 16, 1996, shares representing a total of 65,559,995 votes were outstanding and entitled to vote for the election of Directors. The Directors elected at the meeting for a term of three years were Ursula F. Fairbairn, Barbara S. Feigin, Mackey J. McDonald and Lawrence R. Pugh.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Computation of earnings per share for the three months ended March 30, 1996 and April 1, 1995.

               Exhibit 27 - Financial data schedule as of March 30, 1996.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 30, 1996.

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


Date: May 9, 1996

                                    By:  /s/ Robert K. Shearer
                                       --------------------------
                                         Robert K. Shearer
                                         Vice President - Controller
                                         (Chief Accounting Officer)