Form 10-Q
period 1996-06-29
V F CORP /PA/
filed 1996-08-12
CIK 103379

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 29, 1996

                       Commission file number:   1-5256

                       ---------------------------------

                               V. F. CORPORATION
            (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                               23-1180120
   (State or other jurisdiction of                  (I.R.S. employer
   incorporation or organization)                  identification no.)


                             1047 NORTH PARK ROAD
                             WYOMISSING, PA  19610
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

     On July 27, 1996, there were 63,534,326 shares of Common Stock outstanding.

                                VF CORPORATION

                                     INDEX





                                                                     PAGE NO.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

            Consolidated Statements of Income -
            Three months and six months ended June 29, 1996
            and July 1, 1995  . . . . . . . . . . . . . . . . . . . . . . 3


            Consolidated Balance Sheets - June 29, 1996,
            December 30, 1995 and July 1, 1995  . . . . . . . . . . . . . 4


            Consolidated Statements of Cash Flows -
            Six months ended June 29, 1996 and
            July 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . 5


            Notes to Consolidated Financial Statements  . . . . . . . . . 6


   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . 7



PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 9

                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                             -----------------------------       -----------------------------
                                                JUNE 29           JULY 1           JUNE 29           JULY 1
                                                  1996             1995              1996             1995
                                             ------------      -----------       ------------     ------------
NET SALES                                    $  1,220,997      $ 1,271,936       $  2,379,120     $  2,459,523


COSTS AND OPERATING EXPENSES

   Cost of products sold                          824,678          871,012          1,602,284        1,670,160

   Marketing, administrative and
     general expenses                             266,974          272,666            536,763          545,860

   Other operating (income) expense                (1,440)              40               (861)           1,340
                                             ------------     ------------       ------------     ------------
                                                1,090,212        1,143,718          2,138,186        2,217,360
                                             ------------     ------------       ------------     ------------

OPERATING INCOME                                  130,785          128,218            240,934          242,163


OTHER INCOME (EXPENSE)

   Interest income                                  4,187            2,155              6,247            4,366

   Interest expense                               (16,037)         (20,615)           (33,904)         (39,080)

   Miscellaneous, net                                (446)          (1,817)            (1,632)          (3,017)
                                             ------------     ------------       ------------     ------------
                                                  (12,296)         (20,277)           (29,289)         (37,731)
                                             ------------     ------------       ------------     ------------


INCOME BEFORE INCOME TAXES                        118,489          107,941            211,645          204,432

INCOME TAXES                                       48,597           42,704             85,823           81,242
                                             ------------     ------------       ------------     ------------

NET INCOME                                   $     69,892      $    65,237       $    125,822     $    123,190
                                             ============      ===========       ============     ============

EARNINGS PER COMMON SHARE

   Primary                                          $1.08            $1.01              $1.94            $1.90

   Fully diluted                                     1.06             0.99               1.91             1.86


CASH DIVIDENDS PER COMMON SHARE                     $0.36            $0.34              $0.72            $0.68



  See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 JUNE 29         DECEMBER 30         JULY 1
                                                                   1996              1995             1995
                                                               -----------       ------------     ------------
                                                               (UNAUDITED)                        (UNAUDITED)
ASSETS

CURRENT ASSETS

    Cash and equivalents                                       $    69,179       $     84,075     $     50,335

    Accounts receivable, less allowances:

       June 29 - $37,555; Dec. 30 - $34,621; July 1 - $29,815      740,705            629,506          828,894

    Inventories:

       Finished products                                           500,137            514,688          676,198

       Work in process                                             165,791            139,721          165,064

       Materials and supplies                                      141,007            187,498          180,273
                                                               -----------       ------------     ------------

                                                                   806,935            841,907        1,021,535

    Other current assets                                           119,175            112,149           85,744
                                                               -----------       ------------     ------------

       Total current assets                                      1,735,994          1,667,637        1,986,508


PROPERTY, PLANT AND EQUIPMENT                                    1,517,040          1,490,384        1,462,688

    Less accumulated depreciation                                  786,678            740,504          696,788
                                                               -----------       ------------     ------------

                                                                   730,362            749,880          765,900

INTANGIBLE ASSETS                                                  861,368            887,606          910,930

OTHER ASSETS                                                       151,003            141,948          136,469
                                                               -----------       ------------     ------------

                                                               $ 3,478,727       $  3,447,071     $  3,799,807
                                                               ===========       ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Short-term borrowings                                      $   132,654       $    229,945     $    485,719

    Current portion of long-term debt                                1,037              2,715            2,473

    Accounts payable                                               278,687            276,598          320,854

    Accrued liabilities                                            404,768            359,062          375,849
                                                               -----------       ------------     ------------

       Total current liabilities                                   817,146            868,320        1,184,895



LONG-TERM DEBT                                                     626,530            614,217          615,673

OTHER LIABILITIES                                                  176,380            169,392          173,330



REDEEMABLE PREFERRED STOCK                                          59,024             60,667           61,382

DEFERRED CONTRIBUTIONS TO EMPLOYEE STOCK OWNERSHIP PLAN            (34,057)           (37,031)         (39,727)
                                                               -----------       ------------     ------------

                                                                    24,967             23,636           21,655

COMMON SHAREHOLDERS' EQUITY

    Common Stock                                                    63,547             63,439           63,666

    Additional paid-in capital                                     632,204            593,976          570,092

    Foreign currency translation                                     7,708             20,483           25,986

    Retained earnings                                            1,130,245          1,093,608        1,144,510
                                                               -----------       ------------     ------------

                                                                 1,833,704          1,771,506        1,804,254
                                                               -----------       ------------     ------------

                                                               $ 3,478,727       $  3,447,071     $  3,799,807
                                                               ===========       ============     ============



 See notes to consolidated financial statements.

                                 VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                 -----------------------------
                                                                                   JUNE 29           JULY 1
                                                                                     1996             1995
                                                                                 ------------     ------------
OPERATIONS

    Net income                                                                   $    125,822     $    123,190

    Adjustments to reconcile net income to cash provided (used) by operations:

       Depreciation                                                                    67,805           67,167

       Amortization of intangible assets                                               14,085           16,489

       Other, net                                                                      (1,476)          (2,437)

       Changes in current assets and liabilities:

          Accounts receivable                                                        (122,554)        (194,587)

          Inventories                                                                  29,456         (210,394)

          Accounts payable                                                              4,251           25,390

          Other, net                                                                   61,970           70,231
                                                                                 ------------     ------------

       Cash provided (used) by operations                                             179,359         (104,951)

INVESTMENTS

    Capital expenditures                                                              (68,472)         (68,389)

    Business acquisitions                                                                  -           (12,004)

    Other, net                                                                         13,216           (7,640)
                                                                                 ------------     ------------

       Cash invested                                                                  (55,256)         (88,033)

FINANCING

    Increase (decrease) in short-term borrowings                                      (95,425)         162,779

    Proceeds from long-term debt                                                       15,556           98,718

    Payment of long-term debt                                                          (4,739)          (1,922)

    Purchase of Common Stock                                                          (41,774)         (46,787)

    Cash dividends paid                                                               (47,859)         (45,429)

    Other, net                                                                         35,242           16,218
                                                                                 ------------     ------------

       Cash provided (used) by financing                                             (138,999)         183,577
                                                                                 ------------     ------------

NET CHANGE IN CASH AND EQUIVALENTS                                                    (14,896)          (9,407)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                               84,075           59,742
                                                                                 ------------     ------------

CASH AND EQUIVALENTS - END OF PERIOD                                             $     69,179     $     50,335
                                                                                 ============     ============


 See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 1996 are not necessarily indicative of results that may be expected for the year ending January 4, 1997. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

NOTE C - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At June 29, 1996, there were 63,546,886 shares outstanding, excluding 2,075,683 treasury shares. At December 30, 1995 and July 1, 1995, there were 63,438,933 and 63,666,105 shares outstanding, excluding 1,376,976 and 593,099 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,911,706 shares were outstanding at June 29, 1996, 1,964,942 at December 30, 1995 and 1,988,081 at July 1, 1995.

                                 VF CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales decreased 4% for the second quarter and 3% for the first six months of 1996 compared with the same periods of 1995. Earnings per share increased by 7% for the quarter and 2% for the first six months of 1996. The decline in sales resulted from a decline in unit sales. Earnings increased, however, due to higher operating margins and reduced net interest expense.

Sales and operating income by business group are summarized as follows:

                                                      THREE MONTHS ENDED                             SIX MONTHS ENDED
                                           -----------------------------------------     -----------------------------------------
                                              JUNE 29            JULY 1      PERCENT        JUNE 29            JULY 1      PERCENT
                                               1996               1995        CHANGE          1996              1995        CHANGE
                                           -------------     -------------   -------     ------------      -------------   -------
NET SALES                                           (In thousands)                               (In thousands)
    Jeanswear                              $     652,353     $     676,876       (4)%    $  1,285,019      $   1,315,372      (2)%

    Decorated Knitwear                           142,767           126,709       13           259,578            230,841      12

    Intimate Apparel                             161,437           188,863      (15)          317,696            370,718     (14)

    Playwear                                      77,837            96,072      (19)          164,071            179,058      (8)

    Specialty Apparel                            186,603           183,416        2           352,756            363,534      (3)
                                           -------------     -------------    -----      ------------      -------------   -----

                                           $   1,220,997     $   1,271,936       (4)%    $  2,379,120      $   2,459,523      (3)%
                                           =============     =============    =====      ============      =============   =====

OPERATING INCOME

    Jeanswear                              $      97,629     $      92,676       5%      $    186,530      $     182,676      2%

    Decorated Knitwear                             7,468            (1,377)    100+             8,689             (9,581)   100+

    Intimate Apparel                              10,629            16,650      (36)           16,401             33,017     (50)

    Playwear                                         409             7,813      (95)            2,530             13,731     (82)

    Specialty Apparel                             22,010            22,828       (4)           44,267             44,431      (1)
                                           -------------     -------------    -----      ------------      -------------   -----
                                                 138,145           138,590       (1)%         258,417            264,274      (2)%
                                                                              =====                                        =====

OTHER OPERATING INCOME (EXPENSE)                   1,440               (40)                       861             (1,340)

CORPORATE EXPENSES                                (8,800)          (10,332)                   (18,344)           (20,771)
                                            ------------     -------------              -------------      -------------

OPERATING INCOME                           $     130,785     $     128,218               $    240,934      $     242,163
                                           =============     =============               ============      =============



The Jeanswear business group includes the Lee, Wrangler, Rustler, Riders and Girbaud brands in the United States and the Lee and Wrangler brands in international markets, primarily in Europe. Despite modest declines in sales in the second quarter and six months of 1996, lower product costs resulted in an increase in operating margins. Other cost reductions helped to offset the impact of additional advertising spending both domestically and abroad.

The sales increase in the Decorated Knitwear business group resulted from higher unit volumes in decorated and undecorated fleece and T-shirts. The benefits of additional production volume in fleece and T-shirt manufacturing plants, as well as improvements in operating margins within the sports apparel businesses, resulted in better profitability within this category for the first half of the year.

The Intimate Apparel business group includes the Vanity Fair and Vassarette brands as well as a private label business domestically. The Company also has intimate apparel operations in Europe, primarily in France and Spain. The sales and profit decline resulted from reductions in sales unit volumes both in the United States and in Europe.

The Playwear business group consists of the Healthtex brand, the preschool sizes of Lee and Wrangler, and products imprinted with characters licensed from The Walt Disney Company and others. Sales and operating margins declined in the quarter and six months due to operating difficulties related to changes in the manufacturing structure at Healthtex.

The Specialty Apparel business group includes Red Kap occupational apparel, Jantzen swim and casual apparel and JanSport brand equipment. Sales and profits remained relatively stable during the quarter and six month periods.

Gross margins improved to 32.5% of sales in the quarter and 32.7% in the six months of 1996, compared with 31.5% and 32.1% in 1995. These increases resulted from lower manufacturing costs attributable to the cost reduction initiatives of late 1995 and lower inventory write-down requirements.

Marketing, administrative and general expenses were 21.9% of sales during the quarter and 22.6% for the six month period, compared with 21.4% and 22.2%, respectively, in 1995. For the current quarter and first half of 1996, marketing expenses increased as a percent of sales due to higher advertising, but administrative and general expenses declined in amount and as a percent of sales. Marketing, administrative and general expenses as a percent of sales in the first half are historically at higher levels than annual amounts and are not necessarily representative of the level expected for the year.

Net interest expense declined in 1996 due to improved cash flows from operations, primarily from lower inventory levels, and the resulting reduction in the Company's borrowings.

The effective income tax rate for the six months of 1996 was 40.6%, compared with 39.7% for the 1995 period, based on the expected effective rate for the year. The rate increase is due to expected higher levels of foreign operating losses with no current tax benefit.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                    JUNE 29         DECEMBER 30        JULY 1
                                      1996             1995             1995
                                 --------------   ---------------   ------------
                                                (Dollars in millions)
Working capital                      $918.8            $799.3          $801.6

Current ratio                      2.1 to 1          1.9 to 1        1.7 to 1

Debt to total capital                 29.3%             32.3%           38.0%

Days sales outstanding in accounts receivable are up slightly from the level at the end of 1995 and are consistent with the level at the end of the 1995 second quarter.

The significant reduction in inventories from the 1995 second quarter resulted from specific efforts to reduce inventory levels in a somewhat unstable retail environment.

Short-term borrowings declined during the first half of 1996 due to strong cash flow from operations resulting from reduced inventory levels.

During the second quarter of 1996, the Company purchased 692,000 shares of its Common Stock in open market transactions, thus completing its authorization from the Board of Directors to purchase up to three million shares. In July 1996, the Board authorized the purchase of an additional five million shares.

On August 2, 1996, the Company acquired the common stock of Bulwark Protective Apparel Inc. for $20.4 million. Bulwark, based in Edmonton, Alberta, is Canada's leading manufacturer and marketer of premium flame retardant apparel for the petrochemical, chemical and utility industries throughout North America. Bulwark will be managed as a business unit of the Company's Red Kap occupational apparel division.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit 11 - Computation of earnings per share for the three months and six months ended June 29, 1996 and July 1, 1995.

          Exhibit 27 - Financial data schedule as of June 29, 1996.

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended June 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 V.F. CORPORATION
                                 ----------------
                                 (Registrant)



                                 By:  /s/ Gerard G. Johnson
                                      ---------------------
                                       Gerard G. Johnson
                                       Vice President - Finance
                                       (Chief Financial Officer)


Date: August 7, 1996

                                 By:  /s/ Robert K. Shearer
                                      -----------------------
                                       Robert K. Shearer
                                       Vice President - Controller
                                       (Chief Accounting Officer)