Form 10-Q
period 1996-09-28
V F CORP /PA/
filed 1996-11-08
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 28, 1996

                        Commission file number:   1-5256

                                ------------

                               V. F. CORPORATION
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                             23-1180120
      (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)                identification no.)


                              1047 NORTH PARK ROAD
                             WYOMISSING, PA  19610
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

      On October 26, 1996, there were 63,714,232 shares of Common Stock outstanding.

                                 VF CORPORATION

                                     INDEX





                                                                                                PAGE NO.
PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

           CONSOLIDATED STATEMENTS OF INCOME -
           THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 28, 1996
           AND SEPTEMBER 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3


           CONSOLIDATED BALANCE SHEETS - SEPTEMBER 28, 1996,
           DECEMBER 30, 1995 AND SEPTEMBER 30, 1995 . . . . . . . . . . . . . . . . . . . . .     4


           CONSOLIDATED STATEMENTS OF CASH FLOWS -
           NINE MONTHS ENDED SEPTEMBER 28, 1996 AND
           SEPTEMBER 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .     6


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . .     7


PART II - OTHER INFORMATION


           Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .     9

                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                        -------------------------------       -------------------------------
                                        SEPTEMBER 28       SEPTEMBER 30       SEPTEMBER 28       SEPTEMBER 30
                                            1996               1995               1996               1995
                                        -----------        ------------       -----------        ------------
NET SALES                               $ 1,380,919        $ 1,332,102       $  3,760,039         $ 3,791,625

COSTS AND OPERATING EXPENSES
    Cost of products sold                   934,561            919,550          2,536,845           2,589,319
    Marketing, administrative and
     general expenses                       279,962            277,062            816,725             823,313
    Other operating (income) expense            404              1,978               (457)              3,318
                                        -----------        -----------        -----------         -----------
                                          1,214,927          1,198,590          3,353,113           3,415,950
                                        -----------        -----------        -----------         -----------

OPERATING INCOME                            165,992            133,512            406,926             375,675

OTHER INCOME (EXPENSE)
    Interest income                           2,406              4,439              8,653               8,805
    Interest expense                        (15,850)           (20,674)           (49,754)            (59,754)
    Miscellaneous, net                          601              1,372             (1,031)             (1,645)
                                        -----------        -----------        -----------         -----------
                                            (12,843)           (14,863)           (42,132)            (52,594)
                                        -----------        -----------        -----------         -----------

INCOME BEFORE INCOME TAXES                  153,149            118,649            364,794             323,081

INCOME TAXES                                 62,101             48,931            147,924             130,173
                                        -----------        -----------        -----------         -----------

NET INCOME                              $    91,048        $    69,718       $    216,870         $   192,908
                                        ===========        ===========       ============         ===========

EARNINGS PER COMMON SHARE
    Primary                                   $1.42              $1.08              $3.36               $2.98
    Fully diluted                              1.39               1.05               3.29                2.91

CASH DIVIDENDS PER COMMON SHARE               $0.36              $0.34              $1.08               $1.02

See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                SEPTEMBER 28        DECEMBER 30          SEPTEMBER 30
                                                                    1996               1995                  1995
                                                                ------------        -----------          -----------
                                                                 (UNAUDITED)                              (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and equivalents                                        $  212,097         $   84,075           $    64,144
    Accounts receivable, less allowances:  Sept. 28 - $40,714;
          Dec. 30 - $34,621; Sept. 30 - $29,181                    752,045            629,506               770,133
    Inventories:
          Finished products                                        422,997            514,688               669,693
          Work in process                                          176,175            139,721               148,536
          Materials and supplies                                   151,620            187,498               189,915
                                                                ----------         ----------           -----------
                                                                   750,792            841,907             1,008,144
    Other current assets                                           114,657            112,149                77,750
                                                                ----------         ----------           -----------
          Total current assets                                   1,829,591          1,667,637             1,920,171

PROPERTY, PLANT AND EQUIPMENT                                    1,517,866          1,490,384             1,497,265
    Less accumulated depreciation                                  798,554            740,504               724,204
                                                                ----------         ----------           -----------
                                                                   719,312            749,880               773,061
INTANGIBLE ASSETS                                                  873,552            887,606               901,758
OTHER ASSETS                                                       155,966            141,948               131,891
                                                                ----------         ----------           -----------
                                                                $3,578,421         $3,447,071           $ 3,726,881
                                                                ==========         ==========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-term borrowings                                       $   28,030         $  229,945           $   357,049
    Current portion of long-term debt                              101,015              2,715                 2,333
    Accounts payable                                               321,051            276,598               309,696
    Accrued liabilities                                            494,585            359,062               385,551
                                                                ----------         ----------           -----------
          Total current liabilities                                944,681            868,320             1,054,629

LONG-TERM DEBT                                                     527,073            614,217               615,095
OTHER LIABILITIES                                                  181,696            169,392               177,341

REDEEMABLE PREFERRED STOCK                                          58,498             60,667                61,036
DEFERRED CONTRIBUTIONS TO EMPLOYEE STOCK OWNERSHIP PLAN            (33,055)           (37,031)              (38,408)
                                                                ----------         ----------           -----------
                                                                    25,443             23,636                22,628
COMMON SHAREHOLDERS' EQUITY
    Common Stock                                                    63,548             63,439                63,925
    Additional paid-in capital                                     638,191            593,976               589,409
    Foreign currency translation                                     7,199             20,483                22,744
    Retained earnings                                            1,190,590          1,093,608             1,181,110
                                                                ----------         ----------           -----------
                                                                 1,899,528          1,771,506             1,857,188
                                                                ----------         ----------           -----------
                                                                $3,578,421         $3,447,071           $ 3,726,881
                                                                ==========         ==========           ===========

    See notes to consolidated financial statements.

                                 VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                              ---------------------------------
                                                                              SEPTEMBER 28         SEPTEMBER 30
                                                                                  1996                 1995
                                                                              ------------          -----------
OPERATIONS
    Net income                                                                $    216,870          $  192,908
    Adjustments to reconcile net income to cash provided by operations:
          Depreciation                                                              99,348             101,636
          Amortization of intangible assets                                         21,076              24,759
          Other, net                                                               (12,269)             (1,707)
          Changes in current assets and liabilities:
               Accounts receivable                                                (134,529)           (136,921)
               Inventories                                                          90,955            (198,171)
               Accounts payable                                                     45,015              14,644
               Other, net                                                          148,406              91,319
                                                                              ------------          ----------
          Cash provided by operations                                              474,872              88,467

INVESTMENTS
    Capital expenditures                                                          (105,270)           (113,140)
    Business acquisitions                                                          (20,362)            (12,004)
    Other, net                                                                      47,167               2,620
                                                                              ------------          ----------
          Cash invested                                                            (78,465)           (122,524)

FINANCING

    Increase (decrease) in short-term borrowings                                  (200,353)             34,078
    Proceeds from long-term debt                                                    15,556              98,718
    Payment of long-term debt                                                       (4,243)             (2,613)
    Purchase of Common Stock                                                       (48,682)            (57,443)
    Cash dividends paid                                                            (71,710)            (68,176)
    Other, net                                                                      41,047              33,895
                                                                              ------------          ----------
          Cash provided (used) by financing                                       (268,385)             38,459
                                                                              ------------          ----------

NET CHANGE IN CASH AND EQUIVALENTS                                                 128,022               4,402

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                            84,075              59,742
                                                                              ------------          ----------
CASH AND EQUIVALENTS - END OF PERIOD                                          $    212,097          $   64,144
                                                                              ============          ==========

 See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 28, 1996 are not necessarily indicative of results that may be expected for the year ending January 4, 1997. For further information, refer to the consolidated statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

NOTE C - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At September 28, 1996, there were 63,547,672 shares outstanding, excluding 2,199,352 treasury shares. At December 30, 1995 and September 30, 1995, there were 63,438,933 and 63,924,913 shares outstanding, excluding 1,376,976 and 784,411 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,894,678 shares were outstanding at September 28, 1996, 1,964,942 at December 30, 1995 and 1,976,884 at September 30, 1995.

                                 VF CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales increased 4% for the third quarter but decreased 1% for the first nine months of 1996 compared with the same periods of 1995. Earnings per share increased by 31% for the quarter and 13% for the first nine months of 1996.
The increase in sales in the third quarter resulted primarily from an increase in unit sales. On a year-to-date basis, however, unit sales are behind the 1995 period. Operating margin improvements during the third quarter resulted from better utilization of manufacturing capacity and lower SG&A expenses as a percent of sales, resulting from the actions taken during the fourth quarter of 1995.

Sales and operating income by business group are summarized as follows:


                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                        --------------------------------------   ---------------------------------------
                                        SEPTEMBER 28   SEPTEMBER 30    PERCENT   SEPTEMBER 28   SEPTEMBER 30     PERCENT
                                            1996           1995        CHANGE        1996           1995         CHANGE
                                        ------------   ------------    -------   ------------   ------------     -------
                                               (In thousands)                          (In thousands)
NET SALES
     Jeanswear                           $  744,519   $  682,697           9%    $2,029,538    $ 1,998,069           2%
     Decorated Knitwear                     190,008      202,027          (6)       449,586        432,868           4
     Intimate Apparel                       163,539      181,459         (10)       481,235        552,177         (13)
     Playwear                               110,441      107,574           3        274,512        286,632          (4)
     Specialty Apparel                      172,412      158,345           9        525,168        521,879           1
                                         ----------   ----------        ----     ----------    -----------        ----
                                         $1,380,919   $1,332,102           4%    $3,760,039    $ 3,791,625          (1)%
                                         ==========   ==========        ====     ==========    ===========        ====
OPERATING INCOME
     Jeanswear                           $  106,172   $   89,745          18%    $  292,702    $   272,421           7%
     Decorated Knitwear                      23,998       19,750          22         32,687         10,169         100+
     Intimate Apparel                        15,573       13,079          19         31,974         46,096         (31)
     Playwear                                 7,736        5,566          39         10,266         19,297         (47)
     Specialty Apparel                       18,617       16,752          11         62,884         61,183           3
                                         ----------   ----------        ----     ----------    -----------        ----
                                            172,096      144,892          19%       430,513        409,166           5%
                                                                        ====                                      ====
OTHER OPERATING INCOME (EXPENSE)               (404)      (1,978)                       457         (3,318)

CORPORATE EXPENSES                           (5,700)      (9,402)                   (24,044)       (30,173)
                                         ----------   ----------                 ----------    -----------

OPERATING INCOME                         $  165,992   $  133,512         24%     $  406,926    $   375,675           8%
                                         ==========   ==========       ====      ==========    ===========        ====

The Jeanswear business group includes the Lee, Wrangler, Rustler, Riders and Girbaud brands in the United States and the Lee and Wrangler brands in international markets, primarily in Europe. Despite modest declines in sales in the first six months of 1996, sales rebounded in the third quarter, with increases experienced both domestically and in international markets. Lower per unit manufacturing costs resulted in increases to operating margins, and operating expense reductions resulting from actions taken in late 1995 helped to offset the impact of additional advertising spending both domestically and abroad for the quarter and nine month periods.

The sales decrease in the Decorated Knitwear business group in the third quarter resulted from reduced unit volumes in decorated and undecorated fleece. The benefits of additional and more balanced production volume in manufacturing plants, as well as improvements in operating margins within the sports apparel businesses, resulted in better profitability within this category for the first nine months of the year.

The Intimate Apparel business group includes the Vanity Fair and Vassarette brands as well as a private label business domestically. The Company also has intimate apparel operations in Europe, primarily in France and Spain. The decline in sales for the quarter and nine months resulted from reductions in sales unit volume both in the United States and in Europe. The third quarter increase in operating income resulted from improved domestic margins related to a more favorable mix of offshore production and an improved sales mix.

The Playwear business group consists of the Healthtex brand, the preschool sizes of Lee and Wrangler, and products imprinted with characters licensed from The Walt Disney Company and others. The operating margin improvement in the third quarter resulted from an improved sales mix and a better balance of manufacturing capacity to needs.

The Specialty Apparel business group includes Red Kap occupational apparel, Jantzen swim and casual apparel and JanSport brand equipment. Sales and profits remained relatively stable during the first half of the year. During the third quarter, sales and operating income increased due to higher sales unit volume.

Gross margins improved to 32.3% of sales in the quarter and 32.5% in the nine months of 1996, compared with 31.0% and 31.7% in 1995. These increases resulted from lower manufacturing costs attributable to the cost reduction initiatives of late 1995 and lower inventory write-down requirements.

Marketing, administrative and general expenses were 20.3% of sales during the quarter and 21.7% for the nine month period, compared with 20.8% and 21.7%, respectively, in 1995. For the current quarter and first nine months of 1996, marketing expenses increased as a percent of sales due to higher advertising, but administrative and general expenses declined in amount and as a percent of sales, resulting from the cost reduction initiatives of late 1995.

Net interest expense declined in 1996 due to improved cash flows from operations, primarily from lower inventory levels, resulting in a significant reduction in the Company's short-term borrowings.

The effective income tax rate in 1996 was 40.6% for the quarter and nine months, compared with 41.2% and 40.3%, respectively, in 1995. The effective rate is based on the expected effective rate for the year.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:


                                        SEPTEMBER 28   DECEMBER 30  SEPTEMBER 30
                                            1996           1995         1995
                                        ------------   -----------  ------------
                                                   (Dollars in millions)
Working capital                              $884.9        $799.3      $865.5

Current ratio                              1.9 to 1      1.9 to 1    1.8 to 1

Debt to total capital                         25.7%         32.3%       34.4%


Days sales outstanding in accounts receivable are consistent with the level at the end of 1995 and have improved slightly from the level at the end of the 1995 third quarter.

The significant reduction in inventories from the 1995 third quarter resulted from specific efforts to reduce inventories while maintaining required service levels.

Short-term borrowings declined during the first nine months of 1996 due to strong cash flow from operations resulting from reduced inventory levels. In September 1996, the Company called for redemption $100 million of 1999 notes. These notes, classified as a current obligation, were redeemed in October 1996.

During the second quarter of 1996, the Company purchased 692,000 shares of its Common Stock in open market transactions, completing its authorization from the Board of Directors to purchase up to three million shares. In July 1996, the Board authorized the purchase of an additional five million shares. During the third quarter, the Company purchased 123,700 shares of its Common Stock in connection with the new authorization.

On August 2, 1996, the Company acquired the common stock of Bulwark Protective Apparel Inc. for $20.4 million. Bulwark, based in Edmonton, Alberta, is Canada's leading manufacturer and marketer of premium flame retardant apparel for the petrochemical, chemical and utility industries throughout North America.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Computation of earnings per share for the three months and nine months ended September 28, 1996 and September 30, 1995.

                 Exhibit 27 - Financial data schedule as of September 28, 1996.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended September 28, 1996.

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


Date: November 6, 1996

                                                By:  /s/ Robert K. Shearer
                                                   --------------------------
                                                     Robert K. Shearer
                                                     Vice President - Controller
                                                     (Chief Accounting Officer)