Form 10-K
period 1997-01-04
V F CORP /PA/
filed 1997-03-26
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 4, 1997

                        Commission file number:   1-5256

                            -------------------

                              V. F. CORPORATION
           (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                       23-1180120
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification no.)

                              1047 NORTH PARK ROAD
                        WYOMISSING, PENNSYLVANIA  19610
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1997, 64,009,069 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the common shares (based on the closing price of these shares on the New York Stock Exchange) of the registrant held by nonaffiliates was approximately $3.6 billion. In addition, 1,881,515 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 1,505,212 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant's Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report for the fiscal year ended January 4, 1997 (Items 1 and 3 in Part I and Items 5, 6, 7 and 8 in Part II).

Portions of the Proxy Statement dated March 10, 1997 for the Annual Meeting of Shareholders to be held on April 15, 1997 (Item 4A in Part I, Item 9 in Part II and Items 10, 11, 12 and 13 in Part III).

                                     PART I

ITEM 1.  BUSINESS

VF Corporation, through its operating subsidiaries, designs, manufactures and markets branded jeanswear, knitwear, intimate apparel, children's playwear and other apparel. VF Corporation, organized in 1899, oversees the operations of its subsidiaries, providing them with financial and administrative resources. Management of each operating unit is responsible for the growth and development of its business, within guidelines established by VF Corporation management. Unless the context indicates otherwise, the term "Company" used herein means VF Corporation and its subsidiaries.

BUSINESS GROUPS

The Company is organized in five business groups - - Jeanswear, Decorated Knitwear, Intimate Apparel, Playwear and Specialty Apparel. (See "Recent Events.") Information regarding the operations, sales and profitability of these business groups is included on pages 3, 22, 23 and 25 of the Company's Annual Report to Shareholders for the fiscal year ended January 4, 1997 ("1996 Annual Report"), which information is incorporated herein by reference.

         JEANSWEAR

The Jeanswear business group includes jeanswear and other casual apparel marketed under the LEE(R), WRANGLER(R), RUSTLER(R) and RIDERS(R) brands in the United States. The Company also offers cotton casual pants and shirts under the LEE CASUALS(R) and TIMBER CREEK BY WRANGLER(R) brands and licenses the MARITHE & FRANCOIS GIRBAUD(R) label for branded fashion jeans and casual apparel in the United States.

According to industry data, approximately 565 million pairs of jeans made of denim, twill, corduroy and other fabrics were sold in the United States in 1996, representing an increase of 5.5% over 1995. This same data indicates that the Company currently has the largest combined unit market share at approximately 27%, with WRANGLER, LEE and RUSTLER having the second, third and fourth largest unit shares of the jeans market in the United States, respectively.

In domestic markets, LEE branded products are sold through department and specialty stores. WRANGLER westernwear is marketed through western specialty stores, and other WRANGLER brand products are sold primarily through the mass merchant and discount store channels. The RUSTLER and RIDERS brands are brands marketed to national discount chains. MARITHE & FRANCOIS GIRBAUD products are sold to upscale department and specialty stores. Sales for all brands are generally made directly to retailers through full-time salespersons.

During 1996, 70% of domestic jeanswear sales were derived from garments produced in Company-owned and operated cutting, sewing and laundry facilities in the United States. Eighteen percent of domestic jeanswear sales were produced in owned facilities in Mexico and other Caribbean countries, with the balance manufactured by various independent domestic and international contractors.

The Company also manufactures and markets LEE, WRANGLER and MAVERICK(R) jeanswear and related products in international markets, where jeanswear is more of a fashion product and has a higher relative price than similar products in the United States. International sales are primarily in Western Europe, but with increasing sales in Eastern Europe. LEE and WRANGLER are sold through department stores and specialty shops, while MAVERICK branded jeanswear is sold in the discount channel of distribution. Internationally, jeanswear products are sold through the Company's sales forces and independent sales agents. The Company has distributors, agents or licensees for LEE and WRANGLER jeanswear and related products in foreign markets where the Company does not have owned operations.

In European markets, 67% of the Company's jeanswear products in 1996 were produced in owned plants in the United Kingdom, Ireland, Malta and Poland, with the balance (mostly tops) sourced from independent contractors. The Company also manufactures and markets LEE products in Mexico and China and participates in a joint venture in Spain and Portugal. In addition, LEE and WRANGLER are marketed in Canada.

         DECORATED KNITWEAR

The Decorated Knitwear business group includes the manufacturing and marketing of knitted fleecewear and T-shirts. Operations are vertically integrated and include the entire process of converting cotton yarn into finished fleece and T-shirt garments. Products are marketed throughout the United States to national chain and department stores, discount stores, wholesalers and garment screen printing operators by an in-house staff of salespersons. In 1996, approximately one-third of the knitted fleecewear and T-shirts were marketed under the LEE label. The remainder was manufactured for private label customers and for the fleece and T-shirt needs of the Company's imprinted apparel operations.

The Company designs, manufactures and markets imprinted sports apparel under licenses granted by the four major American professional sports leagues, NASCAR and other parties. LEE SPORT(R) and NUTMEG(R) branded adult licensed apparel is distributed through department, sporting goods and athletic specialty stores. CSA(R) branded products, primarily in children's sizes, are distributed through mass merchandisers and discount stores. Nutmeg apparel imprinted with professional soccer and other sports logos is manufactured and marketed in Europe. In addition, this business group includes JANSPORT(R) branded fleeced casualwear and T-shirts imprinted with college logos for distribution through college bookstores.

         INTIMATE APPAREL

The Intimate Apparel business group includes the VANITY FAIR(R) and VASSARETTE(R) brands and a significant private label business in the United States. The Company manufactures and markets bras, panties, daywear, shapewear, robes and sleepwear products using the VANITY FAIR label for sales to domestic department and specialty stores and the VASSARETTE brand for the discount channel. Most products are sold through the Company's sales force. During 1996, approximately 40% of domestic intimate apparel sales were derived from garments sewn in owned domestic plants, 45% from Company-owned facilities in Mexico and the remainder from independent contractors.

In international markets, intimate apparel is marketed in department and specialty stores under the LOU(R) and BOLERO(R) brand names primarily in France and under the GEMMA(R), INTIMA CHERRY(R) and BELCOR(R) brand names in Spain. Intimate apparel is marketed in discount stores in France under the VARIANCE(R), CARINA and SILTEX brand names. Approximately 80% of the apparel is manufactured from purchased fabric in the Company's facilities in France, Spain, Tunisia and Madagascar, with the remainder manufactured by independent contractors.

         PLAYWEAR

The Playwear business group consists of HEALTHTEX(R) branded products, preschool sizes of LEE and WRANGLER, and playwear and sleepwear products imprinted with licensed brands. Products marketed under the HEALTHTEX label are sold primarily to department and specialty stores. LEE and WRANGLER children's sizes are marketed in distribution channels consistent with their respective adult sizes. Playwear products imprinted with characters licensed from The Walt Disney Company and others are marketed primarily to mass merchandise and discount stores. Licensed NIKE(R) brand childrenswear is marketed to department and sports specialty stores.

         SPECIALTY APPAREL

The Company is a leading producer of occupational and career apparel sold under
the RED KAP(R) label.   Approximately three-fourths of sales are to industrial
laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. The Company expanded its presence in safety apparel in the United States and Canada by acquiring Bulwark Protective Apparel Inc. in 1996.
Because industrial laundries maintain minimal inventories of work clothes, a supplier's ability to offer rapid delivery is an important factor in this market. The Company's commitment to customer service, supported by an automated central distribution center with ten satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the RED KAP brand obtain a significant share of the industrial laundry rental business. In addition, the Company markets a line of work clothes nationally to retail stores under the BIG BEN(R) brand.

The Company designs, manufactures and markets an extensive line of women's swimwear and sportswear, including coordinated tops and bottoms, under the JANTZEN(R) trademark and, beginning in 1995, under the licensed NIKE label. A significant portion of the products are manufactured by independent contractors. Products are sold primarily to department and specialty stores in the United States and Canada through the Company's sales force. The JANTZEN trademark is licensed to other companies in several foreign countries.

The Company also manufactures and markets JANSPORT brand daypacks, sold through college bookstores and department and sports specialty stores, and JANSPORT backpacking and mountaineering gear, sold through outdoor and sporting goods stores. JANSPORT daypacks and bookbags have the leading brand share in the United States.

RAW MATERIALS

Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn. For most domestic operations, the Company purchases fabric from several domestic suppliers against scheduled production. The fabric is cut and sewn into finished garments in the Company's manufacturing facilities or, in certain instances, at independent contractors. An increasing percentage of fabric cut in the Company's domestic facilities is sewn into finished products in Company-owned plants in Mexico or the Caribbean. Fabric for international operations is purchased from several international suppliers.
The Company also purchases thread and trim (buttons, zippers, snaps and lace) from numerous suppliers.

In the domestic knitwear and intimate apparel operations, the Company knits purchased yarn into fabric in its facilities. The knit fabric is then dyed, finished and cut in domestic facilities before it is sewn into finished garments. Cotton yarn and cotton and synthetic blend yarn are purchased from a major textile company under a long-term supply agreement for the knitwear operations. Yarn is available from numerous other sources.

The Company has not experienced difficulty in obtaining fabric and other raw materials to meet production needs during 1996 and does not anticipate difficulties in 1997. The loss of any one supplier would not have a significant adverse effect on the Company's business.

SEASONALITY

The apparel industry in the United States has four primary retail selling seasons -- Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. Sales to retailers generally precede the retail selling seasons, although demand peaks have been reduced in recent years as more products are being sold on a replenishment basis.

Overall, with its diversified product offerings, the Company's operating results are not highly seasonal. On a quarterly basis, consolidated net sales range from a low of approximately 22% in the first quarter to a high of 27% in the third quarter. Sales of the Decorated Knitwear business group, however, are more seasonal in nature, with approximately 60% of its sales of fleece and T-shirt products in the second half of the year.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods, and accordingly decreases during the second half. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

ADVERTISING

The Company supports its brands through extensive advertising and promotional programs and through sponsorship of special events. The Company advertises on national and local radio and television and in consumer and trade publications. It also participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. During 1996, the

Company spent $271 million advertising and promoting its products, compared with $231 million in 1995. A significant portion of the savings arising from the 1995 cost reduction initiatives (see Note M to the consolidated financial statements in the 1996 Annual Report) are being invested in increased advertising and other actions to support and build the Company's brands. The level of promotional spending is expected to increase in 1997.

RECENT EVENTS

Beginning in late 1996, the Company announced a series of organizational changes that are being implemented during 1997. The Company's principal operating divisions will be consolidated into five consumer-focused marketing coalitions -- Jeanswear, Intimate Apparel, Knitwear, Playwear and International. The marketing functions will remain separate, allowing marketing specialists to build and develop their brands. However, many of the Company's sourcing, manufacturing and administrative functions, previously performed in separate operating divisions, will be carried out on either a coalition or a Company-wide basis. These consolidations, plus related new business systems and processes, are expected to cost $150 million over the next few years but, upon completion, are expected to result in cost savings of $150 million annually.

At the same time, the Company will make additional investments in consumer research, product development, in-store marketing programs and advertising. This incremental investment spending to support and build the Company's brands is expected to total $250 million over the next four to five years.

OTHER MATTERS

         COMPETITIVE FACTORS

The apparel industry is highly competitive and consists of a number of domestic and foreign companies. Management believes that there are only two competitors in the United States that have consolidated assets and sales greater than those of the Company. However, in certain product categories in which the Company operates, there are several competitors that have more assets and sales than the Company in those categories.

         TRADEMARKS AND LICENSES

Trademarks are of material importance to all of the Company's operating subsidiaries. Company- owned brands are protected by registration or otherwise in the United States and most other markets where the related products are sold. These trademark rights are enforced and protected by litigation against infringement as necessary. The Company has granted licenses to other parties to manufacture products under the Company's trademarks in product categories and in geographic areas in which the Company does not operate.

In some instances, the Company pays a royalty to use the trademarks of others. Apparel is manufactured and marketed under licenses granted by Major League Baseball, the National Basketball Association, the National Football League, the National Hockey League, The Walt Disney Company, NIKE, Inc. and others. Some of these license arrangements are for a short term and may not contain specific renewal options. The MARITHE & FRANCOIS GIRBAUD label is under license in the United States through 1997. Management believes that loss of any license would not have a material adverse effect on the Company.

         CUSTOMERS

THE COMPANY'S CUSTOMERS ARE PRIMARILY DEPARTMENT, SPECIALTY AND DISCOUNT STORES IN THE UNITED STATES AND IN INTERNATIONAL MARKETS, PRIMARILY IN EUROPE. SALES TO WAL-MART STORES, INC. TOTALED 10.3% OF TOTAL SALES IN 1996 AND 10.5% IN 1995. SALES TO THE COMPANY'S TEN LARGEST CUSTOMERS AMOUNTED TO 37% OF TOTAL SALES IN 1996 AND 35% IN 1995.

         EMPLOYEES

The Company employs approximately 62,800 men and women. Approximately 5,700 employees are covered by various collective bargaining agreements. Employee relations are considered to be good.

         BACKLOG

The dollar amount of backlog of orders believed to be firm as of the end of the Company's fiscal year and as of the end of the preceding fiscal year is not material for an understanding of the business of the Company taken as a whole.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Certain statements included in Item 1 - "Business," Item 3 - "Legal Proceedings" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward-looking statements" within the meaning of the federal securities laws. This includes any statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which the Company competes; the financial strength of the retail industry; actions of competitors that may impact the Company's business; timely completion of the Company's cost reduction initiatives; and the impact of unforeseen economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which the Company has no control.

ITEM 2.  PROPERTIES.

The Company owns most of its facilities used in manufacturing, distribution and administrative activities. Certain other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for the Company's needs. Manufacturing and distribution facilities being utilized at the end of 1996 are summarized below for the Company's business groups:

                                                                    Square
                      Business Group                                Footage
                      --------------                              -----------
                      Jeanswear                                     7,700,000
                      Decorated Knitwear                            4,800,000
                      Intimate Apparel                              2,600,000
                      Playwear                                      1,200,000
                      Specialty Apparel                             2,300,000
                                                                  -----------
                                                                   18,600,000
                                                                  ===========

In addition, the Company owns or leases various administrative and office space. The Company also owns or leases facilities having 2,800,000 square feet of space that is used for factory outlet operations. Approximately 78% of the factory outlet space is used for selling and warehousing the Company's products, with the balance consisting of space leased to tenants and common areas. Finally, the Company owns facilities having 1,000,000 square feet of space formerly used in its operations but now leased to other parties or held for sale.


ITEM 3.  LEGAL PROCEEDINGS.

There are no material legal proceedings or investigations pending or threatened to which the Company is a party or of which any of its property is the subject.

Notwithstanding the foregoing, the text under the caption "Other Matters" included on page 27 of the 1996 Annual Report is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

The following are the executive officers of VF Corporation as of March 1, 1997. The term of office of each of the executive officers continues to the next annual meeting of the Board of Directors to be held April 15, 1997. There is no family relationship among any of the VF Corporation executive officers.

                                                                                                 Period Served
Name                            Position                                   Age                  In Such Office(s)
----                            --------                                   ---                  -----------------
Mackey J. McDonald              President                                  50                   October 1993 to date
                                Chief Executive Officer                                         January 1996 to date
                                Director                                                        October 1993 to date

Candace S. Cummings             Vice President - Administration            49                   March 1996 to date
                                  & General Counsel

Gerard G. Johnson               Vice President - Finance and               56                   December 1988 to date
                                 Chief Financial Officer

Timothy A. Lambeth              Vice President                             55                   July 1996 to date
                                President - European & Asian                                    August 1996 to date
                                  Operations

Daniel G. MacFarlan             Vice President                             46                   April 1995 to date
                                Chairman - Knitwear, Playwear                                   July 1996 to date
                                  & Intimate Apparel Coalitions

Frank C. Pickard III            Vice President - Treasurer                 52                   April 1994 to date

John P. Schamberger             Chairman - Jeanswear Coalition             48                   February 1995 to date
                                Vice President                                                  April 1995 to date

Robert K. Shearer               Vice President - Controller                45                   April 1994 to date

Mr. McDonald joined the Company's Lee division in 1983, serving in various management positions until his election as President of the Company's former Troutman division in 1984. He was named Executive Vice President of the Wrangler division in 1986 and President of Wrangler in 1988. He was named Group Vice President of the Company in 1991, President of the Company in October 1993 and Chief Executive Officer in January 1996. Additional information is included on page 3 of the 1997 Proxy Statement.

Mrs. Cummings joined the Company as Vice President - General Counsel in January 1995 and became Vice President - Administration & General Counsel in March 1996. Previously, she had been a senior business partner at the international law firm of Dechert Price & Rhoads where she had been employed since 1972.

Mr. Johnson joined the Company in 1988 as Vice President - Finance and Chief Financial Officer.

Mr. Lambeth joined the Company in 1968 and has served in various finance, administrative and marketing positions. He served as president of the Company's Healthtex division from 1991 to April 1992 and president of Lee Company from May 1992 to July 1996. He was elected a Vice President of the Company in July 1996 and President - European & Asian Operations in August 1996.

Mr. MacFarlan joined the Company's Jantzen division in 1978 and served in various capacities, including Vice President - Womens Casualwear from 1990 to May 1992 and Senior Vice President - Sales and Womens Casualwear to July 1993. He served as President of the Company's VF Factory Outlet division from October 1993 to February 1995. Since November 1994, he has served as President of the Company's Nutmeg division. He was elected as the Company's Chairman - Decorated Knitwear & Playwear Coalitions in February 1995, which was expanded in July 1996 to Chairman - Knitwear, Playwear & Intimate Apparel Coalitions, and Vice President in April 1995.

Mr. Pickard joined the Company in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President - Treasurer in April 1994.

Mr. Schamberger joined the Company's Wrangler division in 1972 and held various positions including Vice President - New Brands from 1987 to his election as Vice President - Consumer Marketing in 1991 and President in May 1992. He was elected as the Company's Chairman - Jeanswear Coalition in February 1995 and Vice President in April 1995.

Mr. Shearer joined the Company in 1986 as Assistant Controller and was elected Controller in 1989 and Vice President - Controller in April 1994.


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Information concerning the market and price history of the Company's Common Stock, plus dividend information, as reported under the caption "Quarterly Results of Operations" on page 33 and under the captions "Investor Information
- Common Stock, Shareholders of Record, Dividend Policy, Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information" on the inside back cover of the 1996 Annual Report, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for the Company for each of its last five fiscal years under the caption "Financial Summary" on pages 34 and 35 of the 1996 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A discussion of the Company's financial condition and results of operations is incorporated herein by reference to pages 23, 25 and 27 of the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements of the Company and specific supplementary financial information are incorporated herein by reference to pages 21, 22, 24, 26 and 28 through 33 of the 1996 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information under the caption "Change in Accountants" on page 25 of the 1997 Proxy Statement is incorporated herein by reference.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Information under the caption "Election of Directors" on pages 2 through 5 of the 1997 Proxy Statement is incorporated herein by reference. See Item 4A with regard to Executive Officers.

Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 25 of the 1997 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

Information on pages 10 through 15 of the 1997 Proxy Statement with regard to this item is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information under the caption "Certain Beneficial Owners" on page 17 and "Common Stock Ownership of Management" on page 18 of the 1997 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information under the caption "Election of Directors" with respect to Messrs. Hurst and Sharp on page 2 and with respect to Mr. Crutchfield on page 4 of the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report:

                 1. Financial statements - Included on pages 21, 22, 24, 26 and 28 through 33 of the 1996 Annual Report (Exhibit 13) and incorporated by reference in Item 8:

         Consolidated statements of income - - Fiscal years ended January 4, 1997, December 30, 1995 and December 31, 1994

         Consolidated balance sheets - - January 4, 1997 and December 30, 1995

         Consolidated statements of cash flows - - Fiscal years ended January 4, 1997, December 30, 1995 and December 31, 1994

         Consolidated statements of common shareholders' equity - - Fiscal years ended January 4, 1997, December 30, 1995 and December 31, 1994

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

                 (D)      Bylaws, as amended through January 1, 1996 and as presently in effect (Incorporated by reference to
                          Exhibit 3(D) to Form 10-K for the fiscal year ended December 30, 1995)

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

                 (H)      Second Supplemental Indenture between the Company and United States Trust Company of New York as Trustee
                          (Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 6, 1994)

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

                 (N)      Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under the
                          Company's Supplemental Executive Retirement Plan


                 (O)      Form of Change in Control Agreement with senior management of the Company (Incorporated by reference to
                          Exhibit 10(J) to Form 10-K for the fiscal year ended December 29, 1990)

                 (P)      Form of Change in Control Agreement with other management of the Company (Incorporated by reference to
                          Exhibit 10(K) to Form 10-K for the fiscal year ended December 29, 1990)

                 (Q)      Form of Change in Control Agreement with management of subsidiaries of the Company (Incorporated by reference to Exhibit 10(L) to Form 10-K for the fiscal year ended December 29, 1990)

                 (R)      Revolving Credit Agreement, dated October 20, 1994 (Incorporated by reference to Exhibit 10(Q) to Form
                          10-K for the fiscal year ended December 31, 1994)

                 (S)      Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10(R) to Form 10-K for the fiscal year ended December 31, 1994)

                 (T)      Restricted Stock Agreement (Incorporated by reference to Exhibit 10(S) to Form 10-K for the fiscal year ended December 31, 1994)

                 (U)      Discretionary Supplemental Executive Bonus Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the fiscal year ended December 31, 1994)

                 (V)      1995 Key Employee Restricted Stock Plan (Incorporated by reference to Exhibit 10(U) to Form 10-K for the fiscal year ended December 30, 1995)

                 (W)      VF Corporation Deferred Savings Plan for Non-Employee Directors

         11        Computation of earnings per common share

         13        Annual report to security holders

         21        Subsidiaries of the Corporation

         23.1      Consents of Coopers & Lybrand L.L.P.

         23.2      Consents of Ernst & Young LLP

         23.3      Report of Ernst & Young LLP

         23.4      Report of Coopers & Lybrand L.L.P.

         23.5      Report of Ernst & Young LLP

         24        Power of attorney

         27        Financial data schedule

         99        Additional exhibits:
                   (A)   Form 11-K for VF Corporation Tax-Advantaged Savings Plan for Salaried Employees for the year ended
                         December 31, 1996

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 4, 1997.

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

                                           V.F. CORPORATION

                                           By:  /s/ Mackey J. McDonald
                                              --------------------------
                                                   Mackey J. McDonald
                                                   President
                                                   (Chief Executive Officer)

                                           By:  /s/ Gerald G. Johnson
                                              -----------------------------
                                                   Gerard G. Johnson
                                                   Vice President - Finance
                                                   (Chief Financial Officer)

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


Robert D. Buzzell*                  Director
Edward E. Crutchfield*              Director
Ursula F. Fairbairn*                Director
Barbara S. Feigin*                  Director
Roger S. Hillas*                    Director
Leon C. Holt, Jr.*                  Director
Robert J. Hurst*                    Director             March 24, 1997
Mackey J. McDonald*                 Director
William E. Pike*                    Director
Lawrence R. Pugh*                   Director
M. Rust Sharp*                      Director
L. Dudley Walker*                   Director

*By:  /s/ L. M. Tarnoski                                 March 24, 1997
      ------------------------------
    L. M. Tarnoski, Attorney-in-Fact

                                 VF CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

======================================================================================================================

                 COL. A                      COL. B                 COL. C                COL. D          COL. E

======================================================================================================================

                                                                   ADDITIONS
                                                          ============================
                                                              (1)            (2)
                                           Balance at      Charged to     Charged to      Deductions     Balance at
                                           Beginning       Costs and    Other Accounts     Describe        End of
              Description                  of Period        Expenses       Describe                        Period
======================================================================================================================

                                                                    (Dollars in thousands)
Fiscal year ended January 4, 1997
    Allowance for doubtful accounts         $34,621         $18,490                          $12,858 (A)     $40,253
                                         ==========      ==========                       ==========      ==========
    Valuation allowance for deferred
        income tax assets                   $22,154          $9,874                           $2,732 (B)     $29,296
                                         ==========      ==========                       ==========      ==========

Fiscal year ended December 30, 1995:
    Allowance for doubtful accounts         $32,794         $14,967                          $13,140 (A)     $34,621
                                         ==========      ==========                       ==========      ==========
     Valuation allowance for deferred
         income tax assets                  $10,866         $12,518                           $1,230 (B)     $22,154
                                         ==========      ==========                       ==========      ==========

Fiscal year ended December 31, 1994:
     Allowance for doubtful accounts        $28,808         $11,274                           $7,288 (A)     $32,794
                                         ==========      ==========                       ==========      ==========
     Valuation allowance for deferred
         income tax assets                   $6,733          $4,203                              $70 (B)     $10,866
                                         ==========      ==========                       ==========      ==========


(A) Deductions include accounts written off, net of recoveries, and in 1994 net of additions of $2.4 million from the acquisition of subsidiaries.

(B) Deduction relates to circumstances where it is more likely than not that deferred tax assets will be realize

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

       (D)   Bylaws, as amended through January 1, 1996 and as presently in effect (Incorporated by reference to Exhibit 3(D)
             to Form 10-K for the fiscal year ended December 30, 1995)

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

       (H)   Second Supplemental Indenture between the Company and United States Trust Company of New York as Trustee
             (Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 6, 1994)

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

       (N)   Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under the Company's
             Supplemental Executive Retirement Plan

       (O)   Form of Change in Control Agreement with senior management of the Company (Incorporated by reference to Exhibit
             10(J) to Form 10-K for the fiscal year ended December 29, 1990)

       (P)   Form of Change in Control Agreement with other management of the Company (Incorporated by reference to Exhibit
             10(K) to Form 10-K for the fiscal year ended December 29, 1990)

       (Q)   Form of Change in Control Agreement with management of subsidiaries of the Company (Incorporated by reference to
             Exhibit 10(L) to Form 10-K for the fiscal year ended December 29, 1990)

       (R)   Revolving Credit Agreement, dated October 20, 1994 (Incorporated by reference to Exhibit 10(Q) to Form 10-K for the fiscal year ended December 31, 1994)

       (S)   Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10(R) to Form 10-K for the fiscal year ended December 31, 1994)

       (T)   Restricted Stock Agreement (Incorporated by reference to Exhibit 10(S) to Form 10-K for the fiscal year ended
             December 31, 1994)

       (U)   Discretionary Supplemental Executive Bonus Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the fiscal year ended December 31, 1994)

       (V)   1995 Key Employee Restricted Stock Plan (Incorporated  by reference to Exhibit 10(U) to Form 10-K for the fiscal year ended December 30, 1995)

       (W)   VF Corporation Deferred Savings Plan for Non-Employee Directors

11        Computation of earnings per common share

13        Annual report to security holders

21        Subsidiaries of the Corporation

23.1      Consents of Coopers & Lybrand L.L.P.

23.2      Consents of Ernst & Young LLP

23.3      Report of Ernst & Young LLP

23.4      Report of Coopers & Lybrand L.L.P.

23.5      Report of Ernst & Young LLP

24        Power of attorney

27        Financial data schedule

99        Additional exhibits:
              (A)    Form 11-K for VF Corporation Tax-Advantaged Savings Plan for Salaried  Employees for the year ended
                     December 31, 1996