Form 10-Q
period 1997-04-05
V F CORP /PA/
filed 1997-05-13
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 5, 1997

                         Commission file number: 1-5256

                               ------------------

                                V. F. CORPORATION
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                       23-1180120
 (State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                         identification number)


                              1047 NORTH PARK ROAD
                         WYOMISSING, PENNSYLVANIA 19610
                    (Address of principal executive offices)

                                 (610) 378-1151
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

On May 3, 1997, there were 63,916,249 shares of Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

        Consolidated Statements of Income -
        Three months ended April 5, 1997 and
        March 30, 1996.......................................................3

        Consolidated Balance Sheets - April 5, 1997,
        January 4, 1997 and March 30, 1996...................................4

        Consolidated Statements of Cash Flows -
        Three months ended April 5, 1997 and
        March 30, 1996.......................................................5

        Notes to Consolidated Financial Statements...........................6

    Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................7



PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings...............................................9

    Item 2 - Changes in Securities...........................................9

    Item 4 - Submission of Matters to a Vote of Security Holders.............9

    Item 6 - Exhibits and Reports on Form 8-K................................9

                          VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED
                                                 ------------------------------
                                                   APRIL 5           MARCH 30
                                                     1997              1996
                                                 -----------        -----------
NET SALES                                        $ 1,262,781        $ 1,158,123

COSTS AND OPERATING EXPENSES
      Cost of products sold                          844,944            777,606
      Marketing, administrative
          and general expenses                       290,542            269,789
      Other operating expense                            152                579
                                                 -----------        -----------
                                                   1,135,638          1,047,974
                                                 -----------        -----------

OPERATING INCOME                                     127,143            110,149


OTHER INCOME (EXPENSE)
      Interest income                                  4,236              2,060
      Interest expense                               (12,618)           (17,867)
      Miscellaneous, net                                (801)            (1,186)
                                                 -----------        -----------
                                                      (9,183)           (16,993)
                                                 -----------        -----------

INCOME BEFORE INCOME TAXES                           117,960             93,156


INCOME TAXES                                          47,774             37,226
                                                 -----------        -----------

NET INCOME                                       $    70,186        $    55,930
                                                 ===========        ===========

EARNINGS PER COMMON SHARE
      Primary                                    $      1.08        $      0.86
      Fully diluted                                     1.06               0.85

CASH DIVIDENDS PER COMMON SHARE                  $      0.38        $      0.36

See notes to consolidated financial statements.

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                APRIL 5      JANUARY 4        MARCH 30
                                                 1997          1997            1996
                                              (Unaudited)                   (Unaudited)
                                              -----------    -----------    -----------
ASSETS

CURRENT ASSETS
    Cash and equivalents                      $   219,745    $   270,629    $    85,435
    Accounts receivable, less
        allowances: Apr 5 - $42,175;
        Jan  4 - $40,253;  Mar 30 - $36,864       682,247        592,942        677,061
    Inventories:
        Finished products                         436,148        394,962        525,809
        Work in process                           165,469        168,774        142,872
        Materials and supplies                    141,570        167,087        163,863
                                              -----------    -----------    -----------
                                                  743,187        730,823        832,544

    Other current assets                          115,750        111,932        113,875
                                              -----------    -----------    -----------
        Total current assets                    1,760,929      1,706,326      1,708,915

PROPERTY, PLANT AND EQUIPMENT                   1,566,074      1,543,351      1,496,615
    Less accumulated depreciation                 840,467        821,827        758,686
                                              -----------    -----------    -----------
                                                  725,607        721,524        737,929

INTANGIBLE ASSETS                                 842,596        863,930        875,264

OTHER ASSETS                                      185,315        157,755        144,902
                                              -----------    -----------    -----------

                                              $ 3,514,447    $ 3,449,535    $ 3,467,010
                                              ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings                     $    24,641    $    17,528    $   148,643
    Current portion of long-term debt               1,277          1,298          2,155
    Accounts payable                              291,011        320,056        273,120
    Accrued liabilities                           485,877        427,385        419,959
                                              -----------    -----------    -----------
        Total current liabilities                 802,806        766,267        843,877

LONG-TERM DEBT                                    517,616        519,058        613,276

OTHER LIABILITIES                                 164,248        164,077        175,990

REDEEMABLE PREFERRED STOCK                         57,661         58,092         59,746
DEFERRED CONTRIBUTIONS TO EMPLOYEE
    STOCK OWNERSHIP PLAN                          (30,306)       (31,698)       (35,557)
                                              -----------    -----------    -----------
                                                   27,355         26,394         24,189

COMMON SHAREHOLDERS' EQUITY
    Common Stock                                   64,010         63,908         63,764
    Additional paid-in capital                    681,555        668,554        608,232
    Foreign currency translation                  (13,372)         6,428         12,422
    Retained earnings                           1,270,229      1,234,849      1,125,260
                                              -----------    -----------    -----------
                                                2,002,422      1,973,739      1,809,678
                                              -----------    -----------    -----------

                                              $ 3,514,447    $ 3,449,535    $ 3,467,010
                                              ===========    ===========    ===========

See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          APRIL 5      MARCH 30
                                                            1997         1996
                                                         ---------    ---------
OPERATIONS
      Net income                                         $  70,186    $  55,930
      Adjustments to reconcile net income to
          cash provided by operations:
          Depreciation                                      32,546       33,169
          Amortization of intangible assets                  6,949        7,156
          Other, net                                       (23,043)       6,199
          Changes in current assets and liabilities:
              Accounts receivable                         (102,073)     (55,785)
              Inventories                                  (19,821)       5,102
              Accounts payable                             (25,265)      (1,554)
              Other, net                                    64,623       67,284
                                                         ---------    ---------

          Cash provided by operations                        4,102      117,501

INVESTMENTS
      Capital expenditures                                 (41,370)     (36,993)
      Other, net                                               499       13,728
                                                         ---------    ---------

          Cash invested                                    (40,871)     (23,265)

FINANCING
      Increase (decrease) in short-term borrowings           8,364      (80,185)
      Payment of long-term debt                                (78)      (1,350)
      Purchase of Common Stock                             (10,178)         -
      Cash dividends paid                                  (25,247)     (23,926)
      Proceeds from issuance of stock                       12,325       12,568
      Other, net                                               699           17
                                                         ---------    ---------

          Cash used by financing                           (14,115)     (92,876)
                                                         ---------    ---------

NET CHANGE IN CASH AND EQUIVALENTS                         (50,884)       1,360

CASH AND EQUIVALENTS - BEGINNING OF YEAR                   270,629       84,075
                                                         ---------    ---------

CASH AND EQUIVALENTS - END OF PERIOD                     $ 219,745    $  85,435
                                                         =========    =========

See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 5, 1997 are not necessarily indicative of results that may be expected for the year ending January 3, 1998. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997.

NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which establishes new standards for computations of earnings per share. The Statement will be effective for periods ending after December 15, 1997, with prior periods restated to comply with the new standards at that time. If the Statement had been effective for the quarters ended April 5, 1997 and March 30, 1996, there would have been no significant change in earnings per share as presented in the accompanying Consolidated Statements of Income.

NOTE C - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At April 5, 1997, there were 64,009,905 shares outstanding, excluding 2,539,948 treasury shares. At January 4, 1997 and March 30, 1996, there were 63,907,874 and 63,763,865 shares outstanding, excluding 2,399,323 and 1,381,332 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,867,558 shares were outstanding at April 5, 1997, 1,881,515 at January 5, 1997 and 1,935,082 at March 30, 1996.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The sales dollar increase of 9% for the quarter ended April 5, 1997 resulted from an 11% increase in unit sales, offset by the negative impact of the translation of foreign currencies into the U.S. dollar, as the U.S. dollar strengthened in relation to the currencies of most European countries where the Company has operations.

The sales increase was broad-based; that is, most of the Company's businesses experienced strong percentage sales dollar increases, with the exception of our international operations. Domestic jeanswear sold through the mass markets reflected particularly strong increases, driven by our Wrangler and Rustler brands. U.S. intimate apparel brands also contributed significantly to the sales increase with expanded distribution of the Vassarette brand and a strong private label business. Our Red Kap occupational apparel business also posted a significant sales increase resulting from unit volume growth, aided by the August 1996 acquisition of Bulwark Protective Apparel. While total international sales were flat with the prior year quarter, sales increases in international jeans, excluding the effects of currency translation, were comparable to the gains in the U. S.

Gross margins improved to 33.1% of sales, compared with 32.9% in the 1996 quarter. The margin improvement resulted from lower raw material costs, lower cost sourcing and a higher percentage of products sold at regular pricing than experienced in the same quarter of 1996.

Marketing, administrative and general expenses were 23.0% of sales, compared with 23.3% in the prior year period. Administrative expenses declined as a percent of sales as a result of the cost reduction initiatives begun in late 1995. Marketing expenses also declined as a percent of sales despite an increase of $17 million in total marketing spending. This increase results from additional promotional spending in the Company's targeted growth areas of jeanswear, intimate apparel, international businesses and daypacks.

Net interest expense declined significantly in 1997 due to a higher level of cash and reduced short and long-term borrowings.

The effective income tax rate for the first quarter of 1997 was 40.5%, compared with 40.0% in the prior year, based on the expected rate for the year.

Earnings per share for the 1997 quarter advanced 26% over the prior year quarter, with the effects of a strong U.S. dollar on foreign currency translation reducing earnings by $.04 per share.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                    APRIL 5       JANUARY 4         MARCH 30
                                      1997          1997              1996
                                    -------       ---------         --------
                                            (Dollars in millions)

Working capital                    $958.1           $940.1         $865.0

Current ratio                      2.2 to 1         2.2 to 1       2.0 to 1

Debt to total capital              21.3%            21.4%          29.7%

Days sales outstanding in accounts receivable are consistent for all dates presented. Inventories at the end of the 1997 first quarter are slightly higher than at the end of 1996. They are, however, significantly lower than the level at the end of the 1996 first quarter, reflecting improved inventory management and controls.

Cash balances are much higher and short-term debt levels are significantly lower at the end of the first quarter of 1997 than at the comparable date in 1996 due to the strong cash flow from operations during the 1996 year.

During the first quarter, the Company repurchased 150,000 shares of its Common Stock in open market transactions for a total of $10.2 million. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 4.5 million Common Shares. The Company has indicated that it intends to accelerate its share repurchase program from the first quarter rate.


CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Certain statements included herein are "forward-looking statements" within the meaning of the federal securities laws. This includes any statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in the Company's Form 10-K and to "Other Matters" included in Management's Discussion and Analysis of Operations and Financial Condition in the Company's annual report for the year ended January 4, 1997. During the first quarter, the trial date for the "acid wash" litigation was set for November 1997.

Item 2 - Changes in Securities

During the quarter, the Company issued a total of 9,000 shares of restricted Common Stock to certain senior officers of the Company pursuant to terms of the 1995 Key Employee Restricted Stock Plan in transactions not involving an offer or sale of securities for purposes of the Securities Act of 1933, as amended.

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 15, 1997, the four nominees to the Board of Directors were elected as follows:


                                           Votes For        Votes Withheld
                                           ----------       --------------
To serve until the 1999 Annual Meeting:
    William E. Pike                        58,362,701            785,659

To serve until the 2000 Annual Meeting:
    Robert J. Hurst                        57,704,466          1,443,894
    M. Rust Sharp                          57,591,231          1,557,129
    L. Dudley Walker                       58,349,798            798,562

In addition, the proposal to adopt the 1996 Stock Compensation Plan was approved by the shareholders. The vote was 49,657,758 for, 5,988,265 against and 453,420 abstaining.

Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibit 11 - Computation of earnings per share for the three months ended April 5, 1997 and March 30, 1996.

                Exhibit 27 - Financial data schedule as of April 5, 1997.

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended April 5, 1997.

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




                            V.F. CORPORATION
                            ----------------
                                  (Registrant)



                            By: /s/ Gerard G. Johnson
                                --------------------------
                                Gerard G. Johnson
                                Vice President - Finance
                                (Chief Financial Officer)


Date: May 9, 1997

                            By: /s/ Robert K. Shearer
                                ---------------------------
                                Robert K. Shearer
                                Vice President - Controller
                                (Chief Accounting Officer)