Form 10-Q
period 1997-07-05
V F CORP /PA/
filed 1997-08-07
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 5, 1997

                         Commission file number: 1-5256

                                --------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

On August 2, 1997, there were 62,819,769 shares of Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX


                                                                                PAGE NO.

PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements

             Consolidated Statements of Income -
             Three months and six months ended July 5, 1997 and
             June 29, 1996.............................................................3

             Consolidated Balance Sheets - July 5, 1997,
             January 4, 1997 and June 29, 1996.........................................4

             Consolidated Statements of Cash Flows -
             Six months ended July 5, 1997 and
             June 29, 1996.............................................................5

             Notes to Consolidated Financial Statements................................6

   Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................................7



PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K...........................................9


                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             ------------------------          --------------------------
                                               JULY 5       JUNE 29              JULY 5         JUNE 29
                                                1997         1996                 1997            1996
                                             ----------    ----------          ----------      ----------

NET SALES                                  $ 1,255,549   $ 1,220,997         $ 2,518,330     $ 2,379,120

COSTS AND OPERATING EXPENSES
      Cost of products sold                    827,899       824,678           1,672,843       1,602,284
      Marketing, administrative
          and general expenses                 286,953       266,974             577,495         536,763
      Other operating (income) expense             337        (1,440)                489            (861)
                                             ----------    ----------          ----------      ----------
                                             1,115,189     1,090,212           2,250,827       2,138,186
                                             ----------    ----------          ----------      ----------


OPERATING INCOME                               140,360       130,785             267,503         240,934


OTHER INCOME (EXPENSE)
      Interest income                            3,356         4,187               7,592           6,247
      Interest expense                         (12,543)      (16,037)            (25,161)        (33,904)
      Miscellaneous, net                           108          (446)               (693)         (1,632)
                                             ----------    ----------          ----------      ----------
                                                (9,079)      (12,296)            (18,262)        (29,289)
                                             ----------    ----------          ----------      ----------


INCOME BEFORE INCOME TAXES                     131,281       118,489             249,241         211,645


INCOME TAXES                                    52,377        48,597             100,151          85,823
                                             ----------    ----------          ----------      ----------


NET INCOME                                 $    78,904   $    69,892         $   149,090     $   125,822
                                             ==========    ==========          ==========      ==========


EARNINGS PER COMMON SHARE
      Primary                                    $1.22         $1.08               $2.30           $1.94
      Fully diluted                               1.19          1.06                2.25            1.91

CASH DIVIDENDS PER COMMON SHARE                  $0.38         $0.36               $0.76           $0.72

See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                    JULY 5                 JANUARY 4                JUNE 29
                                                                     1997                    1997                    1996
                                                                  (Unaudited)                                     (Unaudited)
                                                                  -----------             ----------              -----------
ASSETS

CURRENT ASSETS
       Cash and equivalents                                     $    78,648             $   270,629             $    69,179
       Accounts receivable, less
             allowances: Jul  5 - $41,234;
             Jan  4 - $40,253;  Jun 29 - $37,555                    731,093                 592,942                 740,705
       Inventories:
             Finished products                                      462,264                 394,962                 500,137
             Work in process                                        177,847                 168,774                 165,791
             Materials and supplies                                 152,917                 167,087                 141,007
                                                                  ----------              ----------              ----------
                                                                    793,028                 730,823                 806,935

       Other current assets                                         124,992                 111,932                 119,175
                                                                  ----------              ----------              ----------
             Total current assets                                 1,727,761               1,706,326               1,735,994

PROPERTY, PLANT AND EQUIPMENT                                     1,591,767               1,543,351               1,517,040
       Less accumulated depreciation                                867,725                 821,827                 786,678
                                                                  ----------              ----------              ----------
                                                                    724,042                 721,524                 730,362

INTANGIBLE ASSETS                                                   828,489                 863,930                 861,368

OTHER ASSETS                                                        189,879                 157,755                 151,003
                                                                  ----------              ----------              ----------

                                                                $ 3,470,171             $ 3,449,535             $ 3,478,727
                                                                  ==========              ==========              ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Short-term borrowings                                    $    40,376             $    17,528             $   132,654
       Current portion of long-term debt                                450                   1,298                   1,037
       Accounts payable                                             299,863                 320,056                 278,687
       Accrued liabilities                                          469,801                 427,385                 404,768
                                                                  ----------              ----------              ----------
             Total current liabilities                              810,490                 766,267                 817,146

LONG-TERM DEBT                                                      516,733                 519,058                 626,530

OTHER LIABILITIES                                                   167,133                 164,077                 176,380

REDEEMABLE PREFERRED STOCK                                           57,229                  58,092                  59,024
DEFERRED CONTRIBUTIONS TO EMPLOYEE
       STOCK OWNERSHIP PLAN                                         (28,941)                (31,698)                (34,057)
                                                                  ----------              ----------              ----------
                                                                     28,288                  26,394                  24,967

COMMON SHAREHOLDERS' EQUITY
       Common Stock                                                  62,915                  63,908                  63,547
       Additional paid-in capital                                   710,725                 668,554                 632,204
       Foreign currency translation                                 (26,745)                  6,428                   7,708
       Retained earnings                                          1,200,632               1,234,849               1,130,245
                                                                  ----------              ----------              ----------
                                                                  1,947,527               1,973,739               1,833,704
                                                                  ----------              ----------              ----------

                                                                $ 3,470,171             $ 3,449,535             $ 3,478,727
                                                                  ==========              ==========              ==========

See notes to consolidated financial statements.

                                VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                                      SIX MONTHS ENDED
                                                                ---------------------------
                                                                 JULY 5           JUNE 29
                                                                  1997              1996
                                                                ---------         ---------

OPERATIONS
     Net income                                               $  149,090        $  125,822
     Adjustments to reconcile net income to
         cash provided by operations:
         Depreciation                                             66,105            67,805
         Amortization of intangible assets                        13,880            14,085
         Other, net                                              (21,643)           (1,476)
         Changes in current assets and liabilities:
            Accounts receivable                                 (155,530)         (122,554)
            Inventories                                          (73,273)           29,456
            Accounts payable                                     (14,521)            4,251
            Other, net                                            45,532            61,970
                                                                ---------         ---------

         Cash provided by operations                               9,640           179,359

INVESTMENTS
     Capital expenditures                                        (77,671)          (68,472)
     Other, net                                                     (679)           13,216
                                                                ---------         ---------

         Cash invested                                           (78,350)          (55,256)

FINANCING
     Increase (decrease) in short-term borrowings                 24,551           (95,425)
     Proceeds from long-term debt                                      0            15,556
     Payment of long-term debt                                    (1,229)           (4,739)
     Purchase of Common Stock                                   (134,964)          (41,774)
     Cash dividends paid                                         (50,320)          (47,859)
     Proceeds from issuance of stock                              37,407            34,621
     Other, net                                                    1,284               621
                                                                ---------         ---------

         Cash used by financing                                 (123,271)         (138,999)
                                                                ---------         ---------

NET CHANGE IN CASH AND EQUIVALENTS                              (191,981)          (14,896)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                         270,629            84,075
                                                                ---------         ---------

CASH AND EQUIVALENTS - END OF PERIOD                          $   78,648        $   69,179
                                                                =========         =========


See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 5, 1997 are not necessarily indicative of results that may be expected for the year ending January 3, 1998. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997.

NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which establishes new standards for computations of earnings per share. The Statement will be effective for periods ending after December 15, 1997, with prior periods restated at that time to comply with the new standards. If the Statement had been effective for the periods ended July 5, 1997 and June 29, 1996, there would have been no significant change in earnings per share as presented in the accompanying Consolidated Statements of Income.

NOTE C - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At July 5, 1997, there were 62,914,669 shares outstanding, excluding 4,139,641 treasury shares. At January 4, 1997 and June 29, 1996, there were 63,907,874 and 63,546,886 shares outstanding, excluding 2,399,323 and 2,075,683 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,853,570 shares were outstanding at July 5, 1997, 1,881,515 at January 5, 1997 and 1,911,706 at June 29, 1996.

NOTE D - DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into short-term foreign currency forward exchange contracts to manage exposures related to certain anticipated foreign currency cash flows. Gains and losses are included in operating income currently. The amounts of the contracts, and related gains and losses, are not material.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Substantially all of the sales dollar increases of 3% for the quarter and 6% for the six month periods ended July 5, 1997 resulted from increases in unit sales. In addition, sales in both 1997 periods were reduced by 1% from the negative impact of the translation of foreign currencies into the U.S. dollar, as the U.S. dollar strengthened in relation to the currencies of most European countries where the Company has operations.

The sales increases for both the quarter and six month periods were broad-based; that is, most of the Company's businesses experienced increases, with the exception of our international operations. Sales of domestic jeanswear increased during the quarter and six months, with jeanswear sold through the mass markets reflecting particularly strong increases driven by our Wrangler, Riders and Timber Creek brands. U.S. intimate apparel also contributed significantly to the sales increase with expanded distribution of the Vassarette brand. Our Red Kap occupational apparel business also posted higher sales resulting from unit volume growth, aided by the August 1996 acquisition of Bulwark Protective Apparel. Total international sales for both our jeanswear and intimate apparel businesses were down for the quarter and six months, due primarily to the effects of foreign currency translation and to weak retail conditions in several key European markets.

Gross margins improved to 34.1% of sales in the quarter and 33.6% in the six months of 1997, compared with 32.5% and 32.7% in 1996. The margin improvement resulted from lower raw material costs, lower cost sourcing and a higher percentage of products sold at regular pricing than experienced in the 1996 periods.

Marketing, administrative and general expenses were 22.9% of sales during the quarter and six month periods, compared with 21.9% and 22.6%, respectively, in 1996. The increases were due to higher levels of advertising and other specific promotional expenses in the Company's targeted growth areas of domestic and international jeanswear, intimate apparel and daypacks. These advertising and promotional expenses totaled $150 million during the first six months of 1997, a 25% increase over the prior year period. Management has committed to invest a significant portion of the savings resulting from the manufacturing, selling and administrative cost reduction initiatives of the past two years in increased advertising and other actions to support and build its brands.

Net interest expense declined significantly in 1997 due to a higher level of cash and reduced short and long-term borrowings.

The effective income tax rate for the six months of 1997 was 40.2%, compared with 40.6% in the prior year, based on the expected rate for the year.

Earnings per share for the 1997 quarter advanced 13% over the prior year quarter and 19% for the six months, with the effects of a strong U.S. dollar on foreign currency translation reducing earnings by $.02 and $.06 per share, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                       JULY 5               JANUARY 4             JUNE 29
                                        1997                   1997                1996
                                     ---------              ---------             -------
                                                     (Dollars in millions)
Working capital                        $917.3                $940.1               $918.8

Current ratio                         2.1 to 1              2.2 to 1             2.1 to 1

Debt to total capital                   22.3%                 21.4%                29.3%

Accounts receivable balances are higher than at the end of 1996 due to seasonal sales patterns, with days sales outstanding in accounts receivable consistent for all dates presented. Inventories at the end of the second quarter of both 1997 and 1996 are comparable, but more than at the end of 1996 due to seasonal patterns.

Short-term debt levels are significantly lower at the end of the second quarter of 1997 than at the comparable date in 1996 due to the strong cash flow from operations during the 1996 year.

Cash flow from operations for the first six months of 1997 is at a normal level compared with most prior years. In contrast, cash flow from operations for the 1996 period was unusually high due to a reduction in inventory levels from the prior year-end instead of the more normal inventory build-up during this period of the year.

During the second quarter, the Company accelerated its Common Stock repurchase program. So far during 1997, the Company has repurchased 1.7 million shares of its Common Stock in open market transactions for a total of $135.0 million. Management intends to continue to repurchase shares during the remainder of the year using its free cash flow. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 2.9 million Common Shares.


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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Computation of earnings per share for the three months and six months ended July 5, 1997 and June 29, 1996.

               Exhibit 27 - Financial data schedule as of July 5, 1997.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended July 5, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        V.F. CORPORATION
                                        -----------------------
                                            (Registrant)



                                        By:  /s/ Gerard G. Johnson
                                             -------------------------
                                             Gerard G. Johnson
                                             Vice President - Finance
                                             (Chief Financial Officer)


Date: August 7, 1997

                                        By:  /s/ Robert K. Shearer
                                             ---------------------------
                                             Robert K. Shearer
                                             Vice President - Controller
                                             (Chief Accounting Officer)