Form 10-Q
period 1997-10-04
V F CORP /PA/
filed 1997-11-17
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 4, 1997

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

On November 1, 1997, there were 61,086,738 shares of Common Stock outstanding.

                                 VF CORPORATION

                                     INDEX


                                                                                                           PAGE NO.
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Statements of Income -
           Three months and nine months ended October 4, 1997 and
           September 28, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

           Consolidated Balance Sheets - October 4, 1997,
           January 4, 1997 and September 28, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

           Consolidated Statements of Cash Flows -
           Nine months ended October 4, 1997 and
           September 28, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

           Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7



PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

  Item 6 - Exhibits and Reports on Form 8-K .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                              -------------------------------------         -------------------------------------
                                                OCTOBER 4           SEPTEMBER 28                 OCTOBER 4        SEPTEMBER 28
                                                  1997                  1996                       1997               1996
                                              ---------------      ----------------         ----------------     ----------------
NET SALES                                    $     1,416,906      $      1,380,919         $      3,935,236     $      3,760,039

COSTS AND OPERATING EXPENSES
  Cost of products sold                              929,595               934,561                2,602,438            2,536,845
  Marketing, administrative
    and general expenses                             296,940               279,962                  874,435              816,725
  Other operating (income) expense                       719                   404                    1,208                 (457)
                                              ---------------      ----------------         ----------------     ----------------
                                                   1,227,254             1,214,927                3,478,081            3,353,113
                                              ---------------      ----------------         ----------------     ----------------


OPERATING INCOME                                     189,652               165,992                  457,155              406,926


OTHER INCOME (EXPENSE)
  Interest income                                      2,689                 2,406                   10,281                8,653
  Interest expense                                   (12,721)              (15,850)                 (37,882)             (49,754)
  Miscellaneous, net                                   1,494                   601                      801               (1,031)
                                              ---------------      ----------------         ----------------     ----------------
                                                      (8,538)              (12,843)                 (26,800)             (42,132)
                                              ---------------      ----------------         ----------------     ----------------

INCOME BEFORE INCOME TAXES                           181,114               153,149                  430,355              364,794

INCOME TAXES                                          72,422                62,101                  172,573              147,924
                                              ---------------      ----------------         ----------------     ----------------

NET INCOME                                   $       108,692      $         91,048         $        257,782     $        216,870
                                              ===============      ================         ================     ================


EARNINGS PER COMMON SHARE
  Primary                                              $1.72                 $1.42                    $4.01                $3.36
  Fully diluted                                         1.67                  1.39                     3.91                 3.29

CASH DIVIDENDS PER COMMON SHARE                        $0.38                 $0.36                    $1.14                $1.08

See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                             OCTOBER 4                     JANUARY 4              SEPTEMBER 28
                                                               1997                           1997                    1996
                                                            (UNAUDITED)                                            (UNAUDITED)
                                                          --------------                 ---------------          --------------
ASSETS

CURRENT ASSETS
  Cash and equivalents                                    $      57,404                  $      270,629           $      212,097
  Accounts receivable, less
     allowances: Oct 4 - $43,880;
     Jan  4 - $40,253;  Sept 28 - $40,714                       747,873                         592,942                  752,045
  Inventories:
     Finished products                                          452,847                         394,962                  422,997
     Work in process                                            181,167                         168,774                  176,175
     Materials and supplies                                     133,210                         167,087                  151,620
                                                           -------------                  --------------           --------------
                                                                767,224                         730,823                  750,792

  Other current assets                                          119,967                         111,932                  114,657
                                                           -------------                  --------------           --------------
     Total current assets                                     1,692,468                       1,706,326                1,829,591

PROPERTY, PLANT AND EQUIPMENT                                 1,597,745                       1,543,351                1,517,866
  Less accumulated depreciation                                 885,046                         821,827                  798,554
                                                           -------------                  --------------           --------------
                                                                712,699                         721,524                  719,312

INTANGIBLE ASSETS                                               826,775                         863,930                  873,552

OTHER ASSETS                                                    190,726                         157,755                  155,966
                                                           -------------                  --------------           --------------

                                                          $   3,422,668                  $    3,449,535           $    3,578,421
                                                           =============                  ==============           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings                                  $      22,312                  $       17,528           $       28,030
   Current portion of long-term debt                                461                           1,298                  101,015
   Accounts payable                                             288,882                         320,056                  321,051
   Accrued liabilities                                          531,110                         427,385                  494,585
                                                           -------------                  --------------           --------------
     Total current liabilities                                  842,765                         766,267                  944,681

LONG-TERM DEBT                                                  516,558                         519,058                  527,073

OTHER LIABILITIES                                               167,752                         164,077                  181,696

REDEEMABLE PREFERRED STOCK                                       56,799                          58,092                   58,498
DEFERRED CONTRIBUTIONS TO EMPLOYEE
  STOCK OWNERSHIP PLAN                                          (27,604)                        (31,698)                 (33,055)
                                                           -------------                  --------------           --------------
                                                                 29,195                          26,394                   25,443

COMMON SHAREHOLDERS' EQUITY
  Common Stock                                                   61,225                          63,908                   63,548
  Additional paid-in capital                                    725,267                         668,554                  638,191
  Foreign currency translation                                  (31,255)                          6,428                    7,199
  Retained earnings                                           1,111,161                       1,234,849                1,190,590
                                                           -------------                  --------------           --------------
                                                              1,866,398                       1,973,739                1,899,528
                                                           -------------                  --------------           --------------

                                                          $   3,422,668                  $    3,449,535           $    3,578,421
                                                           =============                  ==============           ==============

See notes to consolidated financial statements.

                                 VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   NINE MONTHS ENDED
                                                                       -----------------------------------------------
                                                                           OCTOBER 4                    SEPTEMBER 28
                                                                             1997                          1996
                                                                       --------------                 ----------------
OPERATIONS
  Net income                                                          $      257,782                 $        216,870
  Adjustments to reconcile net income to
    cash provided by operations:
    Depreciation                                                              98,814                           99,348
    Amortization of intangible assets                                         20,656                           21,076
    Other, net                                                               (15,117)                         (12,269)
    Changes in current assets and liabilities:
      Accounts receivable                                                   (174,848)                        (134,529)
      Inventories                                                            (48,686)                          90,955
      Accounts payable                                                       (25,207)                          45,015
      Other, net                                                             116,128                          148,406
                                                                       --------------                 ----------------

    Cash provided by operations                                              229,522                          474,872

INVESTMENTS
  Capital expenditures                                                      (105,010)                        (105,270)
  Business acquisitions                                                       (5,797)                         (20,362)
  Other, net                                                                  (3,030)                          47,167
                                                                       --------------                 ----------------

    Cash invested                                                           (113,837)                         (78,465)

FINANCING
  Increase (decrease) in short-term borrowings                                 6,838                         (200,353)
  Proceeds from long-term debt                                                   ---                           15,556
  Payment of long-term debt                                                   (1,250)                          (4,243)
  Purchase of Common Stock                                                  (310,100)                         (48,682)
  Cash dividends paid                                                        (74,894)                         (71,710)
  Proceeds from issuance of stock                                             48,842                           40,015
  Other, net                                                                   1,654                            1,032
                                                                       --------------                 ----------------

    Cash used by financing                                                  (328,910)                        (268,385)
                                                                       --------------                 ----------------

NET CHANGE IN CASH AND EQUIVALENTS                                          (213,225)                         128,022

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                     270,629                           84,075
                                                                       --------------                 ----------------

CASH AND EQUIVALENTS - END OF PERIOD                                  $       57,404                 $        212,097
                                                                       ==============                 ================

See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 4, 1997 are not necessarily indicative of results that may be expected for the year ending January 3, 1998. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997.

NOTE B - EARNINGS PER COMMON SHARE

Primary earnings per share are computed by dividing net income, after deducting preferred dividends, by the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of Preferred Stock and the exercise of stock options that have a dilutive effect.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which establishes new standards for computations of earnings per share. The Statement will be effective for periods ending after December 15, 1997, with prior periods restated at that time to comply with the new standards. If the Statement had been effective for the periods ended October 4, 1997 and September 28, 1996, there would have been no significant change in earnings per share as presented in the accompanying Consolidated Statements of Income.

NOTE C - CAPITAL

There are 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At October 4, 1997, there were 61,225,408 shares outstanding, excluding 6,058,041 treasury shares. At January 4, 1997 and September 28, 1996, there were 63,907,874 and 63,547,672 shares outstanding, excluding 2,399,323 and 2,199,352 treasury shares, respectively.

Subsequent to the end of the third quarter, the Board of Directors declared a 2-for-1 split of the Company's Common Stock, payable to shareholders of record on November 4, 1997, with additional shares to be distributed on November 24, 1997. Share and per share data in this document have not been restated for this stock split.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,839,640 shares were outstanding at October 4, 1997, 1,881,515 at January 4, 1997 and 1,894,678 at September 28, 1996.

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

                                 VF CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The sales dollar increases of 3% for the quarter and 5% for the nine month periods ended October 4, 1997 resulted from increases in unit sales. If foreign currency exchange rates had remained consistent with the same periods in 1996, the sales increase for the quarter would have been 5% and for the nine months would have been 6%.

The sales increases for both the quarter and nine month periods were broad-based. Sales of domestic jeanswear increased during the quarter and nine months, with particularly strong increases driven by our Wrangler, Riders and Timber Creek brands in the nine months. U.S. intimate apparel also contributed significantly to the sales increase, with strong sales of the Vassarette brand in the quarter and nine months. Our workwear business also posted higher sales resulting from unit volume growth, aided by the August 1996 acquisition of Bulwark Protective Apparel. Total international sales for both our jeanswear and intimate apparel businesses were down for the quarter and nine months, due primarily to the effects of foreign currency translation and to weak retail conditions in several key European markets.

Gross margins improved to 34.4% of sales in the quarter and 33.9% in the nine months of 1997, compared with 32.3% and 32.5% in 1996. The margin improvement resulted from lower raw material costs, lower cost sourcing and improved operating efficiencies.

Marketing, administrative and general expenses were 21.0% of sales during the quarter and 22.2% during the nine month period, compared with 20.3% and 21.7%, respectively, in 1996. The increases were due to higher levels of advertising and other promotional expenses in the Company's targeted growth areas of domestic jeanswear, intimate apparel and daypacks. These advertising and promotional expenses totaled $226 million during the first nine months of 1997, a 19% increase over the prior year period. Management has committed to invest a significant portion of the savings resulting from the manufacturing, selling and administrative cost reduction initiatives of the past two years in increased advertising and other actions to support and build its brands.

Net interest expense declined significantly in 1997 due to a higher level of cash and reduced short and long-term borrowings.

The effective income tax rate for the nine months of 1997 was 40.1%, compared with 40.6% in the prior year, based on the expected rate for the year. The rate is lower for 1997 due to higher income before taxes and reduced foreign operating losses for which no tax benefit is recognized.

Earnings per share in 1997 advanced 21% over the prior year quarter and 19% over the prior year nine months. The effects of a stronger U.S. dollar on foreign currency translation reduced earnings by $.06 and $.12 per share during the quarter and nine month period, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                                           OCTOBER 4              JANUARY 4             SEPTEMBER 28
                                                             1997                    1997                   1996
                                                        ---------------         --------------         --------------
                                                                           (Dollars in millions)
Working capital                                               $849.7                 $940.1                 $884.9

Current ratio                                               2.0 to 1               2.2 to 1               1.9 to 1

Debt to total capital                                          22.4%                  21.4%                  25.7%

Accounts receivable balances are higher than at the end of 1996 due to seasonal sales patterns, with days sales outstanding in accounts receivable consistent for all dates presented. Inventories at the end of the third quarter of both 1997 and 1996 are comparable, but higher than at the end of 1996 due to seasonal patterns.

Cash flow from operations for the first nine months of 1997 is comparable to historical averages. Cash flow from operations for the 1996 period was unusually high due to a reduction in inventory; more typically, inventory would build during this period of the year.

During the third quarter, the Company acquired the Brittania trademarks and acquired a majority interest in a joint venture to market Lee brand jeanswear in Chile, Peru and Bolivia.

During the third quarter, the Company accelerated its Common Stock repurchase program. During the first nine months of 1997, the Company repurchased 3.7 million shares of its Common Stock in open market transactions for a total cost of $310.1 million. Management intends to continue to repurchase shares during the remainder of the year using its free cash flow. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 1.0 million Common Shares.


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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in the Company's Form 10-K and to "Other Matters" included in Management's Discussion and Analysis of Operations and Financial Condition in the Company's Annual Report for the year ended January 4, 1997. On October 13, 1997, the "acid wash" litigation was settled for an amount that is immaterial to the Company's financial position and results of operations.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Computation of earnings per share for the three months and nine months ended October 4, 1997 and September 28, 1996.

                Exhibit 27 - Financial data schedule as of October 4, 1997.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended October 4, 1997.

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


Date: November 14, 1997

                                              By:  /s/ Robert K. Shearer
                                                 --------------------------
                                                    Robert K. Shearer
                                                    Vice President - Controller
                                                    (Chief Accounting Officer)