Form 10-K405
period 1998-01-03
V F CORP /PA/
filed 1998-03-31
CIK 103379

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended JANUARY 3, 1998


                      Commission file number:   1-5256


                        ----------------------------

                               V. F. CORPORATION
             (Exact name of registrant as specified in its charter)



           PENNSYLVANIA                              23-1180120
          (State or other jurisdiction of        (I.R.S. employer
         incorporation or organization)        identification number)


                              1047 NORTH PARK ROAD
                        WYOMISSING, PENNSYLVANIA  19610
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
Common Stock, without par value,              New York Stock Exchange
     stated capital $1 per share                        and
Preferred Stock Purchase Rights                   Pacific Exchange



      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 1998, 121,296,498 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the common shares (based on the closing price of these shares on the New York Stock Exchange) of the registrant held by nonaffiliates was approximately $4.7 billion. In addition, 1,824,820 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 2,919,712 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant's Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report for the fiscal year ended January 3, 1998 (Item 1 in Part I and Items 5, 6, 7 and 8 in Part II).

Portions of the Proxy Statement dated March 17, 1998 for the Annual Meeting of Shareholders to be held on April 21, 1998 (Item 4A in Part I and Items 10, 11, 12 and 13 in Part III).

                                     PART I

ITEM 1.  BUSINESS

VF Corporation, through its operating subsidiaries, designs, manufactures and markets branded jeanswear, intimate apparel, knitwear, children's playwear and other apparel. VF Corporation, organized in 1899, oversees the operations of its subsidiaries, providing them with financial and administrative resources. Management of each marketing unit is responsible for the growth and development of its business, within guidelines established by VF Corporation management. Unless the context indicates otherwise, the term "Company" used herein means VF Corporation and its subsidiaries.

BUSINESS ORGANIZATION

Through 1996, VF operated as a group of relatively autonomous businesses, with the management of each business unit responsible for its own manufacturing, marketing and administrative functions, within guidelines established by VF Corporation management. Beginning in late 1996, the Company's organizational structure was changed, resulting in the previously separate operating businesses being consolidated into five consumer-focused marketing coalitions -
- Jeanswear, Intimate Apparel, Knitwear, Playwear and International. The individual marketing functions have remained as separate business units, allowing marketing specialists to build and develop their brands. However, many of the Company's sourcing, manufacturing and administrative functions, previously performed in separate operating units, are carried out under this new management structure on either a coalition or a Company-wide basis. This reorganization, along with the transition to common computer systems and the rollout of other shared services on a Company-wide basis, is continuing and is expected to be completed in 2000. These changes, plus investments in new business systems and processes, are expected to result in significant annual cost savings.

Information regarding the operations, sales and profitability of the Company, plus information regarding foreign and domestic operations and sales by product categories, is included in pages 22, 23 24 and 31 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1998 ("1997 Annual Report"), which information is incorporated herein by reference.

         JEANSWEAR COALITION

The Jeanswear Coalition includes the Company's jeanswear and related casual apparel products for the North and South American markets, plus occupational apparel products.

Jeanswear products are manufactured and marketed under the LEE(R), WRANGLER(R), RUSTLER(R) and RIDERS(R) brands in the United States and the LEE and WRANGLER brands in Canada and Mexico. The Company also offers cotton casual pants and shirts under the LEE CASUALS(R) and TIMBER CREEK BY WRANGLER(R) brands. During 1997, the Company acquired the BRITTANIA(R) brand and expects to introduce a line of BRITTANIA brand jeanswear products during 1998. Also during 1997, the Company acquired certain operating assets of its former LEE licensees in Chile and Brazil. The Company expects to continue its expansion into other countries in South America.

In domestic markets, LEE branded products are sold through department and specialty stores. WRANGLER westernwear is marketed through western specialty stores, and other WRANGLER brand products are sold primarily through the mass merchant and discount store channels. The RUSTLER and RIDERS brands are marketed to national discount chains. Sales for all brands are generally made directly to retailers through full-time salespersons.

According to industry data, approximately 593 million pairs of jeans made of denim, twill, corduroy and other fabrics were sold in the United States in 1997, representing an increase of 4.8% over 1996. This same data indicates that the Company currently has the largest combined unit market share at approximately 27%, with the WRANGLER, LEE and RUSTLER brands having the second, third and fourth largest unit shares of the jeans market in the United States, respectively.

Occupational apparel is also included in the Jeanswear Coalition. The Company is a leading producer of occupational and career apparel sold under the RED
KAP(R) label.   Approximately three-fourths of sales are to industrial
laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. The Company expanded its presence in safety apparel in the United States and Canada by acquiring the BULWARK(R) brand in 1996. Because industrial laundries maintain minimal inventories of work clothes, a supplier's ability to offer rapid delivery is an important factor in this market. The Company's commitment to customer service, supported by an automated central distribution center with ten satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the RED KAP brand obtain a significant share of the industrial laundry rental business. In addition, the Company markets a line of work clothes nationally to retail stores under the BIG BEN(R) brand.

         INTIMATE APPAREL COALITION

The Intimate Apparel Coalition includes the Company's intimate apparel businesses in the United States, along with the Company's swimwear, casual sportswear and daypack businesses.

In women's intimate apparel, the Company manufactures and markets bras, panties, daywear, shapewear, robes and sleepwear products under the VANITY FAIR(R) label for sales to domestic department and specialty stores. Bras, panties, daywear and shapewear are manufactured under the VASSARETTE(R) brand for sales to the discount channel. The Company also has a significant private label lingerie business in the United States. Most products are sold through the Company's sales force. In January 1998, the Company expanded its domestic intimate apparel presence with the acquisition of Bestform Group, Inc., a company having several brands sold through the department and discount channels of distribution.

The Company designs, manufactures and markets an extensive line of women's swimwear and sportswear, including coordinated tops and bottoms, under the JANTZEN(R) trademark and under the licensed NIKE(R) label. Products are sold primarily to department and specialty stores in the United States and Canada through the Company's sales force. The JANTZEN trademark is licensed to other companies in several foreign countries.

The Company manufactures and markets JANSPORT(R) brand daypacks sold through department and sports specialty stores and college bookstores and WOLF CREEK(R) brand daypacks through discount stores. JANSPORT daypacks and bookbags have the leading brand share in the United States. JANSPORT branded fleece casualwear and T-shirts imprinted with college logos are sold through college bookstores. In addition, JANSPORT backpacking and mountaineering gear is sold through outdoor and sporting goods stores.

         KNITWEAR COALITION

The Knitwear Coalition includes the manufacturing and marketing of knitted fleecewear and T-shirts. Approximately one-half of the knitwear sales are for private label accounts, including NIKE, Inc. and various national chain, department and discount stores. Blank fleece and T-shirt products are marketed under the LEE brand to wholesalers and garment screen printing operators.

The Company also designs, manufactures and markets imprinted sports apparel under licenses granted by the four major American professional sports leagues, NASCAR and other parties. LEE SPORT(R) and NUTMEG(R) branded adult licensed apparel is distributed through department, sporting goods and athletic specialty stores. CSA(R) branded products, primarily in children's sizes, are distributed through mass merchandisers and discount stores.

         PLAYWEAR COALITION

The Playwear Coalition consists of infant and children's apparel manufactured and marketed under the HEALTHTEX(R) brand and under the licensed NIKE(R) brand. Products marketed under the HEALTHTEX and NIKE labels are sold primarily to department and specialty stores. In addition, playwear and sleepwear products imprinted with characters and images licensed from The Walt Disney Company and others are marketed primarily to mass merchandise and discount stores. In March 1998, management made the decision to exit the licensed character business at the end of 1998.

         INTERNATIONAL COALITION

The International Coalition consists of jeanswear and intimate apparel businesses outside of North and South America. The largest component is the jeanswear operation in Europe, where the Company manufactures and markets LEE,
WRANGLER and MAVERICK(R) jeanswear and related products.   Jeanswear in Europe
is more of a fashion product and has a higher relative price than similar products in the United States. Sales are primarily in Western Europe, but with increasing sales in Eastern Europe. LEE and WRANGLER jeanswear products are sold through department stores and specialty shops, while the MAVERICK brand is sold in the discount channel of distribution. Jeanswear products are sold to retailers through the Company's sales forces and independent sales agents. The Company has distributors, agents or licensees for LEE and WRANGLER jeanswear and related products in foreign markets where the Company does not have owned operations. The Company also manufactures and markets LEE products in China and participates in a joint venture in Spain and Portugal.

The Company manufactures and markets women's intimate apparel in Europe. Intimate apparel is marketed in department and specialty stores under the LOU(R) and BOLERO(R) brand names primarily in

France and under the GEMMA(R), INTIMA CHERRY(R) and BELCOR(R) brands in Spain. Intimate apparel is marketed in discount stores in France under the VARIANCE(R), CARINA(R) and SILTEX(R) brands.

RAW MATERIALS AND MANUFACTURING

Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn. For most domestic operations, the Company purchases fabric, primarily from several domestic suppliers, against scheduled production. The Company also purchases thread and trim (buttons, zippers, snaps and lace) from numerous suppliers.

For domestic operations, purchased fabric is cut in domestic facilities and is sewn into finished garments in owned domestic and offshore manufacturing facilities. In addition, the Company contracts the sewing of products from independent domestic and foreign contractors. To obtain a more balanced sourcing mix, an increasing percentage of fabric cut in the Company's domestic facilities is sewn into finished products in lower cost offshore plants, primarily in Mexico and the Caribbean Basin. By the end of 1997, approximately 45% of domestic sales were derived from products manufactured outside the United States.

In the Company's domestic knitwear and intimate apparel businesses, operations are vertically integrated and include the entire process of converting yarn
into finished garments.   The Company knits purchased yarn into fabric in its
facilities. The knit fabric is then dyed, finished and cut in domestic facilities before it is sewn into finished garments. Cotton yarn and cotton and synthetic blend yarn are purchased from a major textile company under a long-term supply agreement for the knitwear operations. Yarn is available from numerous other sources.

In the Company's International Coalition, fabric, thread and trim are purchased from several international suppliers. In the European jeanswear operations, fabric is cut and sewn into finished garments in owned plants in the United Kingdom, Ireland, Malta and Poland, with the balance (mostly tops) sourced from independent contractors. In intimate apparel, fabric is sewn into finished garments in owned plants in France, Spain, Tunisia and Madagascar, with the remainder manufactured by independent contractors. To obtain a more balanced sourcing mix, jeanswear and intimate apparel sourcing is being shifted from owned plants in Western Europe to lower cost owned and contracted production outside of Western Europe. At the end of 1997, approximately 70% of sales were derived from Company-owned plants.

The Company has not experienced difficulty in obtaining fabric and other raw materials to meet production needs during 1997 and does not anticipate difficulties in 1998. The loss of any one supplier would not have a significant adverse effect on the Company's business.

SEASONALITY

The apparel industry in the United States has four primary retail selling seasons -- Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. Sales to retailers generally precede the retail selling seasons, although demand peaks have been reduced in recent years as more products are being sold on a replenishment basis.

Overall, with its diversified product offerings, the Company's operating results are not highly seasonal. On a quarterly basis, consolidated net sales range from a low of approximately 22% of full year sales in the first quarter to a high of 27% in the third quarter. Sales in the Knitwear Coalition, however, are more seasonal in nature, with approximately 60% of its sales of fleece and T-shirt products in the second half of the year.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods, and accordingly decreases during the second half. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

ADVERTISING

The Company supports its brands through extensive advertising and promotional programs and through sponsorship of special events. The Company advertises on national and local radio and television and in consumer and trade publications. It also participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. During 1997, the Company spent $309 million advertising and promoting its products, compared with $271 million in 1996. A significant portion of the savings arising from the 1995 cost reduction initiatives (see Note M to the consolidated financial statements in the 1997 Annual Report) are being invested in increased advertising and other actions to support and build the Company's brands. The level of consumer research, in-store marketing programs and advertising is expected to increase in 1998.

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

         TRADEMARKS AND LICENSES

Trademarks are of material importance to all of the Company's marketing efforts. Company-owned brands are protected by registration or otherwise in the United States and most other markets where the Company's brands are sold. These trademark rights are enforced and protected by litigation against infringement as necessary. The Company has granted licenses to other parties to manufacture and sell products under the Company's trademarks in product categories and in geographic areas in which the Company does not operate.

In some instances, the Company pays a royalty to use the trademarks of others. Apparel is manufactured and marketed under licenses granted by Major League Baseball, the National Basketball Association, the National Football League, the National Hockey League, NIKE, Inc., The Walt Disney

Company and others. Some of these license arrangements are for a short term and may not contain specific renewal options. Management believes that loss of any license would not have a material adverse effect on the Company.

         CUSTOMERS

The Company's customers are primarily department, specialty and discount stores in the United States and in international markets, primarily in Europe. Sales to Wal-Mart Stores, Inc. totaled 11.1% of total sales in 1997 and 10.3% in 1996. Sales to the Company's ten largest customers amounted to 38% of total sales in 1997 and 37% in 1996.

         EMPLOYEES

The Company employs approximately 63,400 men and women. Approximately 5,200 employees are covered by various collective bargaining agreements. Employee relations are considered to be good.

         BACKLOG

The dollar amount of backlog of orders believed to be firm as of any fiscal year-end is not material for an understanding of the business of the Company taken as a whole.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Certain statements included in Item 1 - "Business" and Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward-looking statements" within the meaning of the federal securities laws. This includes any statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

ITEM 2.  PROPERTIES.

The Company owns most of its facilities used in manufacturing, distribution and administrative activities. Certain other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for the Company's needs. Manufacturing and distribution facilities being utilized at the end of 1997 are summarized below:

                                                     Square
                                                    Footage
                                                   ----------
         United States                             14,593,000
         Mexico and Caribbean Basin                 1,529,000
         Other international, primarily Europe      1,726,000
                                                   ----------
                                                   17,848,000
                                                   ==========

In addition, the Company owns or leases various administrative and office space having 1,863,000 square feet of space and owns or leases facilities having 2,859,000 square feet that are used for factory outlet operations. Approximately 77% of the factory outlet space is used for selling and warehousing the Company's products, with the balance consisting of space leased to tenants and common areas. Finally, the Company owns facilities having 576,000 square feet of space formerly used in its operations but now leased to other parties or held for sale.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to litigation arising in the ordinary course of its business. In management's opinion, there are no pending claims or litigation, the outcome of which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

The following are the executive officers of VF Corporation as of March 3, 1998. The term of office of each of the executive officers continues to the next annual meeting of the Board of Directors to be held April 21, 1998. There is no family relationship among any of the VF Corporation executive officers.

                                                                                      Period Served
Name                              Position                                   Age     In Such Office(s)
----                              --------                                   ---     -----------------
Mackey J. McDonald                President                                  51      October 1993 to date
                                  Chief Executive Officer                            January 1996 to date
                                  Director                                           October 1993 to date

Candace S. Cummings               Vice President - Administration            50      March 1996 to date
                                       & General Counsel
                                  Secretary                                          October 1997 to date

Gerard G. Johnson                 Vice President - Finance and               57      December 1988 to date
                                     Chief Financial Officer

Timothy A. Lambeth                Vice President                             56      July 1996 to date
                                  President - European & Asian                       August 1996 to date
                                       Operations

Daniel G. MacFarlan               Vice President                             47      April 1995 to date
                                  Chairman - Knitwear, Playwear                      July 1996 to date
                                      & Intimate Apparel Coalitions

Frank C. Pickard III              Vice President - Treasurer                 53      April 1994 to date

John P. Schamberger               Chairman - Jeanswear Coalition             49      February 1995 to date
                                  Vice President                                     April 1995 to date

Robert K. Shearer                 Vice President - Controller                46      April 1994 to date

Mr. McDonald joined the Company's Lee division in 1983, serving in various management positions until his election as President of the Company's former Troutman division in 1984. He was named Executive Vice President of the Wrangler division in 1986 and President of Wrangler in 1988. He was named Group Vice President of the Company in 1991, President of the Company in October 1993 and Chief Executive Officer in January 1996. Additional information is included on page 4 of the 1998 Proxy Statement.

Mrs. Cummings joined the Company as Vice President - General Counsel in January 1995 and became Vice President - Administration & General Counsel in March 1996 and Secretary in October 1997. Previously, she had been a senior business partner at the international law firm of Dechert Price & Rhoads where she had been employed since 1972.

Mr. Johnson joined the Company in 1988 as Vice President - Finance and Chief Financial Officer.

Mr. Lambeth joined the Company in 1968 and has served in various finance, administrative and marketing positions. He served as president of the Company's Healthtex division from 1991 to 1992 and president of Lee Company from 1992 to July 1996. He was elected a Vice President of the Company in July 1996 and President - European & Asian Operations in August 1996.

Mr. MacFarlan joined the Company's Jantzen division in 1978 and served in various capacities, including Vice President - Womens Casualwear from 1990 to 1992 and Senior Vice President - Sales and Womens Casualwear to July 1993. He served as President of the Company's VF Factory Outlet division from October
1993 to February 1995.   He was elected as President of the Company's Nutmeg
division in November 1994 and was elected as the Company's Chairman - Decorated Knitwear & Playwear Coalitions in February 1995, which was expanded in July 1996 to Chairman - Knitwear, Playwear & Intimate Apparel Coalitions, and Vice President in April 1995.

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

Mr. Shearer joined the Company in 1986 as Assistant Controller and was elected Controller in 1989 and Vice President - Controller in April 1994.



                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Information concerning the market and price history of the Company's Common Stock, plus dividend information, as reported under the caption "Quarterly Results of Operations" on page 24 and under the captions "Investor Information
- Common Stock, Shareholders of Record, Dividend Policy, Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information" on page 37 of the 1997 Annual Report, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for the Company for each of its last five fiscal years under the caption "Summary of Operations" on pages 34 and 35 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A discussion of the Company's financial condition and results of operations is incorporated herein by reference to pages 22 and 23 of the 1997 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements of the Company and specific supplementary financial information are incorporated herein by reference to pages 22 through 33 of the 1997 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Information under the caption "Election of Directors" on pages 2 through 5 of the 1998 Proxy Statement is incorporated herein by reference. See Item 4A with regard to Executive Officers.

Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21 of the 1998 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

Information on pages 11 through 16 of the 1998 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information under the caption "Certain Beneficial Owners" on page 18 and "Common Stock Ownership of Management" on page 19 of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information under the caption "Election of Directors" with respect to Mr. Crutchfield on page 2 and with respect to Messrs. Hurst and Sharp on page 3 of the 1998 Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report:

                 1. Financial statements - Included on pages 24 through 32 of the 1997 Annual Report (Exhibit 13) and incorporated by reference in Item 8:

         Consolidated statements of income - - Fiscal years ended January 3, 1998, January 4, 1997 and December 30, 1995

         Consolidated balance sheets - - January 3, 1998 and January 4, 1997

         Consolidated statements of cash flows - - Fiscal years ended January 3, 1998, January 4, 1997 and December 30, 1995

         Consolidated statements of common shareholders' equity - - Fiscal years ended January 3, 1998, January 4, 1997 and December 30, 1995

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

                 (B)      Statement with Respect to Shares of Series B ESOP Convertible Preferred Stock (Incorporated by
                          reference to Exhibit 4.2 to Form 8-K dated January 22, 1990)

                 (C)      Articles of Amendment with Respect to Designation of Series A Participating Cumulative Preferred Stock

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

                 (E)      Second Supplemental Indenture between the Company and United States Trust Company of New York as
                          Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 6, 1994)

                 (F)      Rights Agreement, dated as of October 22, 1997, between the Company and First Chicago Trust
                          Company of New York (Incorporated by reference to Exhibit 1 to Form 8-A dated January 23, 1998)

   10            Material contracts:
                 *(A)     1982 Stock Option Plan (Incorporated by reference to Exhibit 4.1.1 of Post-Effective
                          Amendment No. 1 to Form S-8/S-3 Registration No. 33-26566)

                          *(B)    1991 Stock Option Plan (Incorporated by reference to Exhibit A to the 1992 Proxy
                                  Statement dated March 18, 1992)

                          *(C)    1995 Key Employee Restricted Stock Plan (Incorporated by reference to
                                  Exhibit 10(U) to Form 10-K for the fiscal year ended December 30, 1995)

                          *(D)    1996 Stock Compensation Plan (Incorporated by reference to Exhibit A to the 1997
                                  Proxy Statement dated March 10, 1997)

                          *(E)    Annual Discretionary Management Incentive Compensation Program (Incorporated
                                  by reference to Exhibit 10(C) to Form 10-K for the fiscal year ended January 4, 1992)

                          *(F)    Deferred Compensation Plan (Incorporated by reference to Exhibit 10(B) to Form 10-K for the fiscal year ended December 29, 1990)

                          *(G)    Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(E) to
                                  Form 10-K for the fiscal year ended January 4, 1992)

                          *(H)    Amended and Restated Supplemental Executive Retirement Plan, dated May 16, 1989
                                  (Incorporated by reference to Exhibit 10(F) to Form 10-K for the fiscal year ended
                                  December 31, 1994)

                          *(I)    First Amended Annual Benefit Determination under the Amended and Restated
                                  Supplemental Executive Retirement Plan for L. R. Pugh (Incorporated by reference to Exhibit 10(G) to Form 10-K for the fiscal year ended December 31, 1994)

                          *(J)    Second Amended Annual Benefit Determination under the Amended and Restated Supplemental
                                  Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(H) to Form 10-K for the fiscal year ended December 31, 1994)

                          *(K)    Third Amended Annual Benefit Determination under the Amended and Restated Supplemental
                                  Executive Retirement Plan for Senior Management (Incorporated by reference to
                                  Exhibit 10(I) to Form 10-K for the fiscal year ended December 31, 1994)

                          *(L)    Fourth Amended Annual Benefit Determination under the Amended and Restated
                                  Supplemental Executive Retirement Plan for Participants in the Company's Deferred
                                  Compensation Plan (Incorporated by reference to Exhibit 10(J) to Form 10-K for the fiscal year ended December 31, 1994)

                          *(M)    Fifth Amended Annual Benefit Determination under the Amended and Restated
                                  Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the fiscal year ended  December 31, 1994)

                          *(N)    Seventh Amended Annual Benefit Determination under the Amended and Restated
                                  Supplemental Executive Retirement Plan for Participants in the Company's
                                  Executive

                                  Deferred Savings Plan (Incorporated by reference to Exhibit 10(L) to Form 10-K for the fiscal year ended December 31, 1994)

                          *(O)    Eighth Amended Annual Benefit Determination under the Amended and Restated
                                  Supplemental Executive Retirement Plan for Participants whose Pension Plan
                                  Benefits are limited by the Internal Revenue Code (Incorporated by reference to
                                  Exhibit 10(M) to Form 10-K for the fiscal year ended December 31, 1994)

                          *(P)    Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under the Company's Supplemental Executive Retirement Plan (Incorporated
                                  by reference to Exhibit 10(N) to Form 10-K for the fiscal year ended January 4,
                                  1997)

                          *(Q)    Form of Change in Control Agreement with senior management of the Company
                                  (Incorporated by reference to Exhibit 10(J) to Form 10-K for the fiscal year ended December 29, 1990)

                          *(R)    Form of Change in Control Agreement with other management of the Company
                                  (Incorporated by reference to Exhibit 10(K) to Form 10-K for the fiscal year ended December 29, 1990)

                          *(S)    Form of Change in Control Agreement with management of subsidiaries of the
                                  Company (Incorporated by reference to Exhibit 10(L) to Form 10-K for the fiscal year ended December 29, 1990)

                           (T)    Revolving Credit Agreement, dated October 20, 1994 (Incorporated by reference to
                                  Exhibit 10(Q) to Form 10-K for the fiscal year ended December 31, 1994)

                          *(U)    Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10(R)
                                  to Form 10-K for the fiscal year ended December 31, 1994)

                          *(V)    Restricted Stock Agreement (Incorporated by reference to Exhibit 10(S) to Form
                                  10-K for the fiscal year ended December 31, 1994)

                          *(W)    Discretionary Supplemental Executive Bonus Plan (Incorporated by reference to
                                  Exhibit 10(T) to Form 10-K for the fiscal year ended December 31, 1994)

                          *(X)    VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by
                                  reference to Exhibit 10(W) to Form 10-K for the fiscal year ended January 4,
                                  1997)

                         *        Management compensation plans

                 13       Annual report to security holders

                 21       Subsidiaries of the Corporation

                 23.1     Consents of Coopers & Lybrand L.L.P.

                 23.2     Report of Coopers & Lybrand L.L.P.

                 24       Power of attorney

                 27.1     Financial data schedule (Year 1997)

                 27.2     Revised financial data schedule (Three months 1997)

                 27.3     Revised financial data schedule (Six months 1997)

                 27.4     Revised financial data schedule (Nine months 1997)

                 27.5     Revised financial data schedule (Year 1996)

                 27.6     Revised financial data schedule (Three months 1996)

                 27.7     Revised financial data schedule (Six months 1996)

                 27.8     Revised financial data schedule (Nine months 1996)

                 27.9     Revised financial data schedule (Year 1995)

                 99       Additional exhibits:
                          (A)     Form 11-K for VF Corporation Tax-Advantaged Savings Plan for Salaried
                                  Employees for the year ended December 31, 1997

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 3, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             V.F. CORPORATION

                                             By:  /s/ Mackey J. McDonald
                                                -------------------------
                                                     Mackey J. Mcdonald
                                                     President
                                                     (Chief Executive Officer)

                                             By:  /s/ Gerard G. Johnson
                                                ----------------------------
                                                     Gerard G. Johnson
                                                     Vice President - Finance
                                                     (Chief Financial Officer)

                                             By:  /s/ Robert K. Shearer
                                                ----------------------------
                                                     Robert K. Shearer
                                                     Vice President -Controller
                                                     (Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Robert D. Buzzell*                         Director
Edward E. Crutchfield*                     Director
Ursula F. Fairbairn*                       Director
Barbara S. Feigin*                         Director
George Fellows*                            Director
Leon C. Holt, Jr.*                         Director
Robert J. Hurst*                           Director         March 30, 1998
Mackey J. McDonald*                        Director
William E. Pike*                           Director
Lawrence R. Pugh*                          Director
M. Rust Sharp*                             Director
L. Dudley Walker*                          Director

* By:    /s/ C. S. Cummings                                 March 30, 1998
       ------------------------------------------
            C. S. Cummings, Attorney-in-Fact

                                 VF CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

---------------------------------------------------------------------------------------------------------------------------------
              COL. A                      COL. B                        COL. C                      COL. D              COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                              -------------------------------
                                                                  (1)                (2)

                                                                                   Charged to
                                           Balance at          Charged to            Other                             Balance at
                                           Beginning           Costs and            Accounts       Deductions            End of
            Description                    of Period            Expenses            Describe        Describe             Period
----------------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Fiscal year ended January 3, 1998
  Allowance for doubtful accounts           $40,253              $16,205                            $16,882   (A)       $39,576
                                          ===========          ===========                        ===========         ===========

  Valuation allowance for deferred
    income tax assets                       $29,296               $5,337                             $2,127   (B)       $32,506
                                          ===========          ===========                        ===========         ===========
Fiscal year ended January 4, 1997
  Allowance for doubtful accounts           $34,621              $18,490                            $12,858   (A)       $40,253
                                          ===========          ===========                        ===========         ===========

  Valuation allowance for deferred
    income tax assets                       $22,154               $9,874                             $2,732   (B)       $29,296
                                          ===========          ===========                        ===========         ===========

Fiscal year ended December 30, 1995
 Allowance for doubtful accounts            $32,794              $14,967                            $13,140   (A)       $34,621
                                          ===========          ===========                        ===========         ===========
  Valuation allowance for deferred
    income tax assets                       $10,866              $12,518                             $1,230   (B)       $22,154
                                          ===========          ===========                        ===========         ===========

(A)  Deductions include accounts written off, net of recoveries.

(B) Deduction relates to circumstances where it is more likely than not that deferred tax assets will be realized.

                                 VF CORPORATION
                               INDEX TO EXHIBITS


  Number                                                  Description
  ------                                                  -----------
   3        Articles of incorporation and bylaws:
           (C)    Articles of Amendment with Respect to Designation of Series A Participating Cumulative Preferred
                  Stock

   4       Instruments defining the rights of security holders, including indentures:
           (A)    A specimen of the Company's Common Stock certificate


           13     Annual report to security holders

           21     Subsidiaries of the Corporation

           23.1   Consents of Coopers & Lybrand L.L.P.

           23.2   Report of Coopers & Lybrand L.L.P.

           24     Power of attorney

           27.1   Financial data schedule (Year 1997)

           27.2   Revised financial data schedule (Three months 1997)

           27.3   Revised financial data schedule (Six months 1997)

           27.4   Revised financial data schedule (Nine months 1997)

           27.5   Revised financial data schedule (Year 1996)

           27.6   Revised financial data schedule (Three months 1996)

           27.7   Revised financial data schedule (Six months 1996)

           27.8   Revised financial data schedule (Nine months 1996)

           27.9   Revised financial data schedule (Year 1995)

           99     Additional exhibits:
                  (A)     Form 11-K for VF Corporation Tax-Advantaged Savings Plan for Salaried
                          Employees for  the year ended December 31, 1997