Form 10-Q
period 1998-04-04
V F CORP /PA/
filed 1998-05-18
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 4, 1998

                         Commission file number: 1-5256



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

On May 2, 1998, there were 121,670,346 shares of Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX





                                                                           PAGE NO.
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                Consolidated Statements of Income -
                Three months ended April 4, 1998 and
                April 5, 1997 ................................................3

                Consolidated Balance Sheets - April 4, 1998,
                January 3, 1998 and April 5, 1997 ............................4

                Consolidated Statements of Cash Flows -
                Three months ended April 4, 1998 and
                April 5, 1997 ................................................5

                Notes to Consolidated Financial Statements ...................6

    Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..........................8



PART II - OTHER INFORMATION

    Item 2 - Changes in the Rights of the Company's Security Holders .........10

    Item 4 - Submission of Matters to a Vote of Security Holders .............10

    Item 6 - Exhibits and Reports on Form 8-K ................................10

                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       THREE MONTHS ENDED
                                                 APRIL 4                APRIL 5
                                                  1998                   1997
                                                  ----                   ----
NET SALES                                      $ 1,326,205           $ 1,262,781

COSTS AND OPERATING EXPENSES
     Cost of products sold                         872,980               844,944
     Marketing, administrative
         and general expenses                      309,912               290,542
     Other operating (income) expense                  399                   152
                                               -----------           -----------
                                                 1,183,291             1,135,638
                                               -----------           -----------


OPERATING INCOME                                   142,914               127,143


OTHER INCOME (EXPENSE)
     Interest income                                 1,802                 4,236
     Interest expense                              (14,896)              (12,618)
     Miscellaneous, net                                356                  (801)
                                               -----------           -----------
                                                   (12,738)               (9,183)
                                               -----------           -----------


INCOME BEFORE INCOME TAXES                         130,176               117,960


INCOME TAXES                                        52,070                47,774
                                               -----------           -----------


NET INCOME                                     $    78,106           $    70,186
                                               ===========           ===========


EARNINGS PER COMMON SHARE
     Basic                                     $      0.63           $      0.54
     Diluted                                          0.62                  0.53

CASH DIVIDENDS PER COMMON SHARE                $      0.20           $      0.19

See notes to consolidated financial statements.

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                        APRIL 4             JANUARY 3              APRIL 5
                                                         1998                  1998                  1997
                                                         ----                  ----                  ----
ASSETS

CURRENT ASSETS
     Cash and equivalents                             $    69,716           $   124,094           $   219,745
     Accounts receivable, less
         allowances: Apr 4 - $43,088;
         Jan  3 - $39,576;  Apr  5 - $42,175              728,708               587,934               682,247
     Inventories:
         Finished products                                540,713               434,000               436,148
         Work in process                                  179,781               166,947               165,469
         Materials and supplies                           167,594               173,808               141,570
                                                      -----------           -----------           -----------
                                                          888,088               774,755               743,187

     Other current assets                                 140,230               114,683               115,750
                                                      -----------           -----------           -----------
         Total current assets                           1,826,742             1,601,466             1,760,929

PROPERTY, PLANT AND EQUIPMENT                           1,613,329             1,568,952             1,566,074
     Less accumulated depreciation                        890,480               862,962               840,467
                                                      -----------           -----------           -----------
                                                          722,849               705,990               725,607

INTANGIBLE ASSETS                                         911,125               814,332               842,596

OTHER ASSETS                                              229,221               200,994               185,315
                                                      -----------           -----------           -----------

                                                      $ 3,689,937           $ 3,322,782           $ 3,514,447
                                                      ===========           ===========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                            $   253,516           $    24,191           $    24,641
     Current portion of long-term debt                        787                   450                 1,277
     Accounts payable                                     285,669               301,103               291,011
     Accrued liabilities                                  521,877               440,164               485,877
                                                      -----------           -----------           -----------
         Total current liabilities                      1,061,849               765,908               802,806

LONG-TERM DEBT                                            516,840               516,226               517,616

OTHER LIABILITIES                                         157,237               143,813               164,248

REDEEMABLE PREFERRED STOCK                                 55,756                56,341                57,661
DEFERRED CONTRIBUTIONS TO EMPLOYEE
     STOCK OWNERSHIP PLAN                                 (24,740)              (26,275)              (30,306)
                                                      -----------           -----------           -----------
                                                           31,016                30,066                27,355

COMMON SHAREHOLDERS' EQUITY
     Common Stock                                         121,608               121,225                64,010
     Additional paid-in capital                           773,585               744,108               681,555
     Foreign currency translation                         (39,292)              (36,110)              (13,372)
     Retained earnings                                  1,067,094             1,037,546             1,270,229
                                                      -----------           -----------           -----------
                                                        1,922,995             1,866,769             2,002,422
                                                      -----------           -----------           -----------

                                                      $ 3,689,937           $ 3,322,782           $ 3,514,447
                                                      ===========           ===========           ===========

See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                  THREE MONTHS ENDED
                                                               APRIL 4            APRIL 5
                                                                1998               1997
                                                                ----               ----
OPERATIONS
     Net income                                              $  78,106           $  70,186
     Adjustments to reconcile net income to
         cash provided by operations:
         Depreciation                                           33,817              32,546
         Amortization of intangible assets                       8,044               6,949
         Other, net                                              6,842             (23,043)
         Changes in current assets and liabilities:
            Accounts receivable                               (117,011)           (102,073)
            Inventories                                        (23,237)            (19,821)
            Accounts payable                                   (27,247)            (25,265)
            Other, net                                          47,368              64,623
                                                             ---------           ---------

         Cash provided by operations                             6,682               4,102

INVESTMENTS
     Capital expenditures                                      (39,446)            (41,370)
     Business acquisitions                                    (228,155)                  0
     Other, net                                                    840                 499
                                                             ---------           ---------

         Cash invested                                        (266,761)            (40,871)

FINANCING
     Increase (decrease) in short-term borrowings              229,757               8,364
     Payment of long-term debt                                     (52)                (78)
     Purchase of Common Stock                                  (23,179)            (10,178)
     Cash dividends paid                                       (25,213)            (25,247)
     Proceeds from issuance of stock                            23,895              12,325
     Other, net                                                    493                 699
                                                             ---------           ---------

         Cash provided (used) by financing                     205,701             (14,115)
                                                             ---------           ---------

NET CHANGE IN CASH AND EQUIVALENTS                             (54,378)            (50,884)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                       124,094             270,629
                                                             ---------           ---------

CASH AND EQUIVALENTS - END OF PERIOD                         $  69,716           $ 219,745
                                                             =========           =========

See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 4, 1998 are not necessarily indicative of results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

NOTE B - EARNINGS PER COMMON SHARE

Earnings per share amounts for 1997 have been restated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Earnings per share are computed as follows (in thousands, except per share amounts):

                                                                    First Quarter
                                                                1998              1997
                                                                ----              ----
Basic earnings per share:
     Net income                                               $ 78,106            70,186
     Less Preferred Stock dividends and redemption
             premium                                             1,585             1,151
                                                              --------          --------

     Net income available for Common Stock                    $ 76,521          $ 69,035
                                                              ========          ========

     Weighted average Common Stock outstanding                 121,251           127,926
                                                              ========          ========

     Basic earnings per share                                 $   0.63          $   0.54
Diluted earnings per share:
     Net income                                               $ 78,106          $ 70,186
     Increased ESOP expense if Preferred Stock were
            converted to Common Stock                              289               316
                                                              --------          --------

     Net income available for Common Stock
               and dilutive securities                        $ 77,817          $ 69,870
                                                              ========          ========

     Weighted average Common Stock outstanding                 121,251           127,926
     Additional Common Stock resulting from dilutive
           securities:
        Preferred Stock                                          2,890             2,988
        Stock options                                            1,311               942
                                                              --------          --------

     Weighted average Common Stock and dilutive
           securities outstanding                              125,452           131,856
                                                              ========          ========

     Diluted earnings per share                               $   0.62          $   0.53

NOTE C - CAPITAL

The Company declared a two-for-one stock split in November 1997. References in this report to per share amounts have been restated, but numbers of shares presented are based on the actual amounts outstanding.

At April 4, 1998, there were 150,000,000 authorized shares of Common Stock, no par value - stated capital $1 a share. At April 4, 1998, there were 121,607,566 shares outstanding, excluding 14,397,870 treasury shares. At January 3, 1998 and April 5, 1997, there were 121,225,298 and 64,009,905 shares outstanding, excluding 13,910,519 and 2,539,948 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,805,868 shares were outstanding at April 4, 1998, 1,824,820 at January 3, 1998 and 1,867,558 at April 5, 1997.

NOTE D - ACQUISITION

On January 8, 1998, the Company acquired the common stock of Bestform Group, Inc. for $184.3 million in cash, plus repayment of $44.4 million in debt. This acquisition has been accounted for as a purchase, and accordingly, operating results have been included in the financial statements from the date of acquisition. The net assets of Bestform are included based on a preliminary allocation of the purchase price, with approximately $109 million representing intangible assets. Final asset and liability valuations are not expected to have a material effect on the financial statements.

The following pro forma results of operations assume that Bestform had been acquired at the beginning of 1997 (in thousands, except per share amounts):

                                                                  First Quarter
                                                                      1997
                                                                      ----
                   Net sales                                      $1,337,377
                   Net income                                         72,297

                   Earnings per common share:
                        Basic                                          $0.56
                        Diluted                                         0.55

NOTE E - COMPREHENSIVE INCOME

Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting standards. The Company's comprehensive income was as follows (in thousands):


                                                                            First Quarter
                                                                         1998            1997
                                                                         ----            ----
                  Net income as reported                               $78,106         $ 70,186
                  Other comprehensive income:
                     Foreign currency translation adjustments,
                     net of income taxes                                (3,182)         (19,800)
                                                                       -------         --------
                  Comprehensive income                                 $74,924         $ 50,386
                                                                       =======         ========

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales increased 5% for the quarter ended April 5, 1998, compared with the first quarter of 1997. Businesses acquired since last year's first quarter increased sales by 6%. In the translation of foreign currencies into the U.S. dollar, a stronger U.S. dollar reduced sales comparisons by 2% (and earnings by $.02 per share).

Domestic intimate apparel sales increased from the acquisition of Bestform Group, Inc. (Bestform) and the continuing growth of the Vassarette brand. Sales of domestic jeanswear increased during the quarter, particularly in the Lee, Riders and Timber Creek brands. Total international sales for both our jeanswear and intimate apparel businesses declined for the quarter due to the effects of a stronger U.S. dollar in translating foreign currencies and to weak retail conditions in several key European markets. Sales also declined in knitwear due to difficult market conditions.

Gross margins improved to 34.2% of sales in the quarter, compared with 33.1% in the 1997 period. The margin improvement occurred in most businesses and resulted from the continuing shift to lower cost sourcing, lower raw material costs and improved operating efficiencies.

Marketing, administrative and general expenses were 23.4% of sales during the quarter, compared with 23.0% in 1997. Marketing expenses as a percent of sales in the last two years have been above historical spending levels as management has increased advertising and other efforts to support and build its brands. In addition, expenses have increased as a percent of sales due to the implementation of shared services and common systems.

Net interest expense increased in 1998 due to a reduced level of cash and increased short-term borrowings related to the acquisition of Bestform in January 1998.

The effective income tax rate for the three months of 1998 was 40.0%, based on the expected rate for the year, compared with 40.5% in the prior year.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                            APRIL 4                  JANUARY 3                 APRIL 5
                                             1998                       1998                     1997
                                             ----                       ----                     ----
                                                                 (Dollars in millions)
Working capital                             $764.9                     $835.6                   $958.1

Current ratio                             1.7 to 1                   2.1 to 1                 2.2 to 1

Debt to total capital                        28.6%                      22.5%                     21.3%

Accounts receivable balances at the end of the first quarter of 1998 are higher than at the comparable date in 1997 and at year-end 1997 due primarily to the acquisition of Bestform. In addition, first quarter balances are higher than year-end balances due to seasonal sales patterns. Days sales outstanding are consistent for all dates presented.

Inventories at the end of the first quarter of 1998 include those of Bestform. Excluding Bestform, inventories are consistent with the 1997 year-end level and 6% higher than the level at the end of the first quarter of 1997 due primarily to sales growth expectations.

Intangible assets increased during 1998 due to the acquisition of Bestform.

The increase in short-term borrowings relates to the acquisition of Bestform in January 1998.

During the first quarter of 1998, the Company repurchased 487,000 shares of its Common Stock in open market transactions for a total cost of $23.2 million. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 4.7 million Common Shares.

The Company announced subsequent to the end of the quarter the formation of a majority-owned subsidiary to manufacture and market Wrangler products in Japan. The transaction is expected to close near the end of the second quarter.


CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Certain statements included herein are "forward-looking statements" within the meaning of the federal securities laws. This includes statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

PART II - OTHER INFORMATION

Item 2 - Changes in the Rights of the Company's Security Holders

In October 1997, the Board of Directors adopted a new Shareholder Rights Plan to replace the former rights plan which expired on January 25, 1998. Under the new Plan, the Company declared a dividend of one Right for each share of VF Common Stock outstanding on January 25, 1998. The Rights become exercisable ten days after an outside party acquires, or makes an offer for, 15% or more of the Common Stock. Once exercisable, each Right will entitle its holder to buy 1/100 share of Series A Preferred Stock for $175. If the Company is involved in a merger or other business combination or an outside party acquires 15% or more of the Common Stock, each Right will be modified to entitle its holder (other than the acquirer) to purchase common stock of the acquiring company or, in certain circumstances, VF Common Stock having a market value of twice the exercise price of the Right. In some circumstances, Rights other than those held by an acquirer may be exchanged for one share of VF Common Stock. The Rights, which expire in January 2008, may be redeemed at $.01 per right prior to their becoming exercisable.

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 21, 1998, the following three nominees to the Board of Directors were elected to serve until the 2001 Annual Meeting:

                                                              Votes For              Votes Withheld
                                                              ---------              --------------
                  Robert D. Buzzell                           99,523,392                4,277,122
                  Edward E. Crutchfield                       98,781,099                5,019,415
                  George Fellows                              98,632,589                5,167,925


In addition, the proposal to increase the number of shares of Common Stock that the Company is authorized to issue from 150 million to 300 million was approved by the shareholders. The vote was 96,504,447 for, 6,935,040 against and 361,027 abstaining.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit 3(A) - Articles of Amendment with Respect to Designation of Series A Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3(C) to Form 10-K for the fiscal year ended January 3, 1998)

                  Exhibit 3(B) - Article Fifth of the Amended and Restated Articles of Incorporation

                  Exhibit 4(A) - Rights Agreement, dated as of October 22, 1997, between the Company and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 4(F) to Form 10-K for the fiscal year ended January 3, 1998)

                  Exhibit 27 - Financial data schedule as of April 4, 1998

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended April 4, 1998.

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




                                            V.F. CORPORATION
                                            ----------------
                                              (Registrant)



                                            By: /s/ Gerard G. Johnson
                                               ----------------------
                                                  Gerard G. Johnson
                                                  Vice President - Finance
                                                  (Chief Financial Officer)


Date: May 15, 1998

                                            By: /s/ Robert K. Shearer
                                               --------------------------------
                                                  Robert K. Shearer
                                                  Vice President - Controller
                                                  (Chief Accounting Officer)