Form 10-Q
period 1998-07-04
V F CORP /PA/
filed 1998-08-13
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 4, 1998

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


                        628 GREEN VALLEY ROAD, SUITE 500
                        GREENSBORO, NORTH CAROLINA 27408
                    (Address of principal executive offices)

                                 (336) 547-6000
              (Registrant's telephone number, including area code)

                              1047 NORTH PARK ROAD
                         WYOMISSING, PENNSYLVANIA 19610
     (Former address of principal executive offices, prior to July 7, 1998)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   YES /X/  NO / /

On August 1, 1998, there were 121,468,772 shares of Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX


                                                                           PAGE NO.
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

           Consolidated Statements of Income -
           Three months and six months ended July 4, 1998 and
           July 5, 1997.................................................     3

           Consolidated Balance Sheets - July 4, 1998,
           January 3, 1998 and July 5, 1997.............................     4

           Consolidated Statements of Cash Flows -
           Six months ended July 4, 1998 and
           July 5, 1997.................................................     5

           Notes to Consolidated Financial Statements...................     6

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................     9



PART II - OTHER INFORMATION

   Item 5 - Discretionary Voting for 1999 Annual Meeting
            of Shareholders.............................................     11

   Item 6 - Exhibits and Reports on Form 8-K............................     11

                                 VF CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                          -------------------------------         -------------------------------
                                             JULY 4              JULY 5              JULY 4             JULY 5
                                              1998                1997                1998                1997
                                          -----------         -----------         -----------         -----------
NET SALES                                 $ 1,350,319         $ 1,255,549         $ 2,676,524         $ 2,518,330

COSTS AND OPERATING EXPENSES
  Cost of products sold                       894,363             827,899           1,767,343           1,672,843
  Marketing, administrative
    and general expenses                      298,527             286,953             608,439             577,495
  Other operating (income) expense              1,361                 337               1,760                 489
                                          -----------         -----------         -----------         -----------
                                            1,194,251           1,115,189           2,377,542           2,250,827
                                          -----------         -----------         -----------         -----------


OPERATING INCOME                              156,068             140,360             298,982             267,503


OTHER INCOME (EXPENSE)
  Interest income                               1,457               3,356               3,259               7,592
  Interest expense                            (15,699)            (12,543)            (30,595)            (25,161)
  Miscellaneous, net                              151                 108                 507                (693)
                                          -----------         -----------         -----------         -----------
                                              (14,091)             (9,079)            (26,829)            (18,262)
                                          -----------         -----------         -----------         -----------

INCOME BEFORE INCOME TAXES                    141,977             131,281             272,153             249,241

INCOME TAXES                                   55,196              52,377             107,266             100,151
                                          -----------         -----------         -----------         -----------

NET INCOME                                $    86,781         $    78,904         $   164,887         $   149,090
                                          ===========         ===========         ===========         ===========


EARNINGS PER COMMON SHARE
  Basic                                   $      0.70         $      0.61         $      1.33         $      1.15
  Diluted                                        0.69                0.60                1.31                1.13

CASH DIVIDENDS PER COMMON SHARE           $      0.20         $      0.19         $      0.40         $      0.38


See notes to consolidated financial statements.

                                 VF CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                          JULY 4       JANUARY 3       JULY 5
                                           1998           1998           1997
                                        ----------     ----------     ----------
ASSETS
CURRENT ASSETS
 Cash and equivalents                   $   70,211     $  124,094     $   78,648
 Accounts receivable, less
  allowances: Jul 4 - $48,179;
  Jan 3 - $39,576; Jul 5 - $41,234         854,915        587,934        731,093
 Inventories:
  Finished products                        525,292        434,000        462,264
  Work in process                          193,994        166,947        177,847
  Materials and supplies                   180,741        173,808        152,917
                                        ----------     ----------     ----------
                                           900,027        774,755        793,028

 Other current assets                      149,299        114,683        124,992
                                        ----------     ----------     ----------
  Total current assets                   1,974,452      1,601,466      1,727,761

PROPERTY, PLANT AND EQUIPMENT            1,647,119      1,568,952      1,591,767
 Less accumulated depreciation             896,571        862,962        867,725
                                        ----------     ----------     ----------
                                           750,548        705,990        724,042

INTANGIBLE ASSETS                          929,460        814,332        828,489

OTHER ASSETS                               251,910        200,994        189,879
                                        ----------     ----------     ----------

                                        $3,906,370     $3,322,782     $3,470,171
                                        ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                  $  419,166     $   24,191     $   40,376
 Current portion of long-term debt             802            450            450
 Accounts payable                          327,175        301,103        299,863
 Accrued liabilities                       471,520        440,164        469,801
                                        ----------     ----------     ----------
  Total current liabilities              1,218,663        765,908        810,490

LONG-TERM DEBT                             517,682        516,226        516,733

OTHER LIABILITIES                          170,991        143,813        167,133

REDEEMABLE PREFERRED STOCK                  55,313         56,341         57,229

DEFERRED CONTRIBUTIONS TO EMPLOYEE
  STOCK OWNERSHIP PLAN                     (23,291)       (26,275)       (28,941)
                                        ----------     ----------     ----------
                                            32,022         30,066         28,288

COMMON SHAREHOLDERS' EQUITY
 Common Stock                              121,528        121,225         62,915
 Additional paid-in capital                791,833        744,108        710,725
 Foreign currency translation              (39,522)       (36,110)       (26,745)
 Retained earnings                       1,093,173      1,037,546      1,200,632
                                        ----------     ----------     ----------
                                         1,967,012      1,866,769      1,947,527
                                        ----------     ----------     ----------

                                        $3,906,370     $3,322,782     $3,470,171
                                        ==========     ==========     ==========


See notes to consolidated financial statements

                                 VF CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                         SIX MONTHS ENDED
                                                   -------------------------
                                                    JULY 4         JULY 5
                                                     1998           1997
                                                   ----------     ----------
OPERATIONS
  Net income                                       $  164,887     $  149,090
  Adjustments to reconcile net income to
    cash provided by operations:
    Depreciation                                       65,198         66,105
    Amortization of intangible assets                  16,115         13,880
    Other, net                                         (4,566)       (21,643)
    Changes in current assets and liabilities:
      Accounts receivable                            (210,526)      (155,530)
      Inventories                                     (25,770)       (73,273)
      Accounts payable                                (14,252)       (14,521)
      Other, net                                      (35,792)        45,532
                                                   ----------     ----------

    Cash provided (used) by operations                (44,706)         9,640

INVESTMENTS
  Capital expenditures                               (105,503)       (77,671)
  Business acquisitions                              (235,303)             0
  Other, net                                           18,480           (679)
                                                   ----------     ----------

    Cash invested                                    (322,326)       (78,350)

FINANCING
  Increase in short-term borrowings                   382,667         24,551
  Proceeds from long-term debt                          1,000              0
  Payments of long-term debt                             (532)        (1,229)
  Purchase of Common Stock                            (58,580)      (134,964)
  Cash dividends paid                                 (50,481)       (50,320)
  Proceeds from issuance of stock                      38,361         37,407
  Other, net                                              714          1,284
                                                   ----------     ----------

    Cash provided (used) by financing                 313,149       (123,271)
                                                   ----------     ----------

  NET CHANGE IN CASH AND EQUIVALENTS                  (53,883)      (191,981)

  CASH AND EQUIVALENTS - BEGINNING OF YEAR            124,094        270,629
                                                   ----------     ----------

  CASH AND EQUIVALENTS - END OF PERIOD             $   70,211     $   78,648
                                                   ==========     ==========

See notes to consolidated financial statements

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 4, 1998 are not necessarily indicative of results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

NOTE B - EARNINGS PER COMMON SHARE

Earnings per share amounts for 1997 have been restated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Earnings per share are computed as follows (in thousands, except per share amounts):

                                                            Second Quarter                   Six Months
                                                          -------------------           -------------------
                                                          1998           1997           1998           1997
                                                          ----           ----           ----           ----
Basic earnings per share:
   Net income                                           $ 86,781       $ 78,904       $164,887       $149,090
   Less Preferred Stock dividends and redemption
      premium                                              1,554          1,158          3,139          2,268
                                                        --------       --------       --------       --------
   Net income available for Common Stock                $ 85,227       $ 77,746       $161,748       $146,822
                                                        ========       ========       ========       ========

   Weighted average Common Stock outstanding             121,643        127,386        121,447        127,656
                                                        ========       ========       ========       ========

   Basic earnings per share                             $   0.70       $   0.61       $   1.33       $   1.15

Diluted earnings per share:
   Net income                                           $ 86,781       $ 78,904       $164,887       $149,090
   Increased ESOP expense if Preferred Stock were
      converted to Common Stock                              290            312            579            624
                                                        --------       --------       --------       --------
   Net income available for Common Stock
      and dilutive securities                           $ 86,491       $ 78,592       $164,308       $148,466
                                                        ========       ========       ========       ========

   Weighted average Common Stock outstanding             121,643        127,386        121,447        127,656

   Additional Common Stock resulting from
      dilutive securities:
      Preferred Stock                                      2,867          2,966          2,878          2,978
      Stock options                                        1,495          1,212          1,404          1,078
                                                        --------       --------       --------       --------
   Weighted average Common Stock and dilutive
      securities outstanding                             126,005        131,564        125,729        131,712
                                                        ========       ========       ========       ========

   Diluted earnings per share                           $   0.69       $   0.60       $   1.31       $   1.13

NOTE C - CAPITAL

The Company declared a two-for-one stock split in November 1997. References in this report to per share and average amounts have been restated, but numbers of shares presented are based on the actual amounts outstanding.

At July 4, 1998, there were 300,000,000 authorized shares of Common Stock, no par value - stated capital $1 per share. At July 4, 1998, there were 121,528,272 shares outstanding, excluding 15,021,670 treasury shares. At January 3, 1998 and July 5, 1997, there were 121,225,298 and 62,914,669 shares outstanding, excluding 13,910,519 and 4,139,641 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,791,504 shares were outstanding at July 4, 1998, 1,824,820 at January 3, 1998 and 1,853,570 at July 5, 1997.

NOTE D - ACQUISITIONS

On January 8, 1998, the Company acquired the common stock of Bestform Group, Inc. for $184.3 million in cash, plus repayment of $44.4 million in debt. Effective June 20, 1998, the Company acquired a majority interest in VF Japan, a joint venture to manufacture and market Wrangler branded jeanswear in Japan. These acquisitions have been accounted for as purchases, and accordingly, operating results have been included in the financial statements from the dates of acquisition. The net assets of these two companies are included based on preliminary allocations of the purchase prices, with approximately $132 million representing intangible assets. Final asset and liability valuations are not expected to have a material effect on the financial statements.

The following pro forma results of operations assume that these businesses had been acquired at the beginning of 1997 (in thousands, except per share amounts):

                                                 Second Quarter                           Six Months
                                       ---------------------------------       ---------------------------------
                                           1998                1997                1998                1997
                                       -------------       -------------       -------------       -------------
      Net sales                        $   1,376,633       $   1,378,450       $   2,725,931       $   2,739,205
      Net income                              86,373              82,531             163,997             154,578

      Earnings per common share:
         Basic                         $        0.70       $        0.64       $        1.32       $        1.19
         Diluted                                0.68                0.62                1.30                1.17

NOTE E - NEW ACCOUNTING STANDARDS

Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows (in thousands):

                                                                    Second Quarter                     Six Months
                                                               ------------------------        --------------------------
                                                                 1998            1997             1998             1997
                                                               --------        --------        ---------        ---------
            Net income as reported                             $ 86,781        $ 78,904        $ 164,887        $ 149,090
            Other comprehensive income:
               Foreign currency translation adjustments,
                  net of income taxes                              (230)        (13,373)          (3,412)         (33,173)
                                                               --------        --------        ---------        ---------
            Comprehensive income                               $ 86,551        $ 65,531        $ 161,475        $ 115,917
                                                               ========        ========        =========        =========


In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on net income or the financial position of the Company.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Consolidated sales increased 8% for the quarter and 6% for the six months ended July 4, 1998, compared with the comparable periods of 1997. Also, in the translation of foreign currencies into the U.S. dollar, a stronger U.S. dollar in 1998 reduced sales comparisons by 1% in each period in 1998 (and earnings by $.01 and $.03 per share, respectively).

Sales in the Company's growth categories - - jeanswear, domestic intimate apparel, workwear and daypacks, where marketing efforts are focused to achieve sales increases - - advanced 14% in the quarter and 13% in the six months, due in part to the recently acquired companies. Domestic jeanswear sales increased 4% in the quarter and 6% year-to-date, particularly in the Lee and Riders brands. Intimate apparel sales increased from the acquisition of Bestform Group, Inc. (Bestform) and the continuing growth of the Vassarette brand. Total international sales for our jeanswear and intimate apparel businesses were flat for the quarter but declined for the six months due to the effects of a stronger U.S. dollar in translating foreign currencies. Sales declined in knitwear in both periods due to difficult market conditions.

Gross margins were 33.8% of sales in the quarter and 34.0% in the six months, compared with 34.1% and 33.6% in the 1997 periods. Margins continue to improve in most businesses due to the continuing shift to lower cost sourcing, lower raw material costs and improved operating efficiencies.

Marketing, administrative and general expenses were 22.1% of sales during the quarter and 22.7% in the six months, compared with 22.9% in both 1997 periods. Overall marketing and administrative expenses as a percent of sales have declined during 1998 through cost savings efforts even though the Company has continued its advertising spending above historical spending levels to support and build its brands. In addition, the Company has continued to incur significant costs to implement shared services and common systems.

Net interest expense increased in 1998 due to increased short-term borrowings related to the acquisition of Bestform in January 1998.

The effective income tax rate for the six months of 1998 was 39.4%, based on the expected rate for the year, compared with 40.2% in the prior year.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                              JULY 4     JANUARY 3       JULY 5
                              1998         1998          1997
                              ----         ----          ----
                                 (Dollars in millions)
Working capital             $755.8        $835.6        $917.3

Current ratio               1.6 to 1      2.1 to 1      2.1 to 1

Debt to total capital         32.3%         22.5%         22.3%

Accounts receivable balances at the end of the second quarter of 1998 include those of Bestform and VF Japan. Excluding these acquisitions, receivables are higher at the end of the second quarter than at year-end due to seasonal sales patterns.

Inventories at the end of the second quarter of 1998 include those of Bestform and VF Japan. Excluding these acquisitions, inventories are higher than at the end of 1997 due to seasonal sales patterns and 3% higher than at the end of the second quarter of 1997 due to sales growth expectations.

Intangible assets increased during 1998 due to the acquisitions of Bestform and VF Japan.

The increase in short-term borrowings relates to the acquisition of Bestform in January 1998.

During the first six months of 1998, the Company repurchased 1,171,000 shares of its Common Stock in open market transactions for a total cost of $58.6 million. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 4.1 million Common Shares.

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

PART II - OTHER INFORMATION

Item 5 - Discretionary Voting for 1999 Annual Meeting of Shareholders

Pursuant to Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as recently amended, in connection with the Company's 1999 Annual Meeting of Shareholders, the execution of a proxy solicited by the Company shall confer on the designated proxyholder discretionary voting authority to vote the shares on any matter for which the Company has not received notice on or prior to February 1, 1999.

Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibit 27 - Financial data schedule as of July 4, 1998

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended July 4, 1998.

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




                                                V.F. CORPORATION
                                                ----------------
                                                   (Registrant)



                                                By:  /s/ Robert K. Shearer
                                                     ---------------------------
                                                     Robert K. Shearer
                                                     Vice President - Finance
                                                     (Chief Financial Officer)


Date: August 11, 1998

                                                By:  /s/ Timothy R. Wheeler
                                                     ---------------------------
                                                     Timothy R. Wheeler
                                                     Vice President - Controller
                                                     (Chief Accounting Officer)