Form 10-Q
period 1998-10-03
V F CORP /PA/
filed 1998-11-17
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 3, 1998

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

On October 31, 1998, there were 119,921,260 shares of Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX



                                                                       PAGE NO.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

           Consolidated Statements of Income -
           Three months and nine months ended October 3, 1998 and
           October 4, 1997..............................................3

           Consolidated Balance Sheets - October 3, 1998,
           January 3, 1998 and October 4, 1997..........................4

           Consolidated Statements of Cash Flows -
           Nine months ended October 3, 1998 and
           October 4, 1997..............................................5

           Notes to Consolidated Financial Statements...................6

   Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................9



PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K............................12

                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                    ------------------------------    ------------------------------
                                       OCTOBER 3      OCTOBER 4         OCTOBER 3         OCTOBER 4
                                         1998           1997              1998               1997
                                    ------------     -----------      --------------   -----------
NET SALES                           $ 1,458,780      $ 1,416,906      $ 4,135,304      $ 3,935,236

COSTS AND OPERATING EXPENSES
    Cost of products sold               944,672          929,595        2,712,015        2,602,438
    Marketing, administrative
       and general expenses             304,464          296,940          912,903          874,435
    Other operating expense               3,180              719            4,940            1,208
                                    -----------      -----------      -----------      -----------
                                      1,252,316        1,227,254        3,629,858        3,478,081
                                    -----------      -----------      -----------      -----------

OPERATING INCOME                        206,464          189,652          505,446          457,155


OTHER INCOME (EXPENSE)
    Interest income                       1,772            2,689            5,031           10,281
    Interest expense                    (15,975)         (12,721)         (46,570)         (37,882)
    Miscellaneous, net                      687            1,494            1,194              801
                                    -----------      -----------      -----------      -----------
                                        (13,516)          (8,538)         (40,345)         (26,800)
                                    -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES              192,948          181,114          465,101          430,355


INCOME TAXES                             73,333           72,422          180,599          172,573
                                    -----------      -----------      -----------      -----------

NET INCOME                          $   119,615      $   108,692      $   284,502      $   257,782
                                    ===========      ===========      ===========      ===========

EARNINGS PER COMMON SHARE
    Basic                           $      0.98      $      0.86      $      2.31      $      2.01
    Diluted                                0.96             0.84             2.26             1.96

CASH DIVIDENDS PER COMMON SHARE     $      0.20      $      0.19      $      0.60      $      0.57


See notes to consolidated financial statements.

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                OCTOBER 3        JANUARY 3       OCTOBER 4
                                                  1998             1998            1997
                                              ------------     ------------    -----------
ASSETS
CURRENT ASSETS
    Cash and equivalents                     $    65,185      $   124,094      $    57,404
    Accounts receivable, less
       allowances: Oct 3 - $50,268;
       Jan 3 - $39,576;  Oct 4 - $43,880         828,979          587,934          747,873
    Inventories:
       Finished products                         538,391          434,000          452,847
       Work in process                           199,869          166,947          181,167
       Materials and supplies                    178,377          173,808          133,210
                                             -----------      -----------      -----------
                                                 916,637          774,755          767,224

    Other current assets                         151,509          114,683          119,967
                                             -----------      -----------      -----------
       Total current assets                    1,962,310        1,601,466        1,692,468

PROPERTY, PLANT AND EQUIPMENT                  1,676,487        1,568,952        1,597,745
    Less accumulated depreciation                917,476          862,962          885,046
                                             -----------      -----------      -----------
                                                 759,011          705,990          712,699

INTANGIBLE ASSETS                                942,906          814,332          826,775

OTHER ASSETS                                     232,305          200,994          190,726
                                             -----------      -----------      -----------

                                             $ 3,896,532      $ 3,322,782      $ 3,422,668
                                             ===========      ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings                    $   233,715      $    24,191      $    22,312
    Current portion of long-term debt                844              450              461
    Accounts payable                             353,735          301,103          288,882
    Accrued liabilities                          572,255          440,164          531,110
                                             -----------      -----------      -----------
       Total current liabilities               1,160,549          765,908          842,765

LONG-TERM DEBT                                   518,574          516,226          516,558

OTHER LIABILITIES                                166,528          143,813          167,752

REDEEMABLE PREFERRED STOCK                        54,891           56,341           56,799
DEFERRED CONTRIBUTIONS TO EMPLOYEE
    STOCK OWNERSHIP PLAN                         (21,859)         (26,275)         (27,604)
                                             -----------      -----------      -----------
                                                  33,032           30,066           29,195

COMMON SHAREHOLDERS' EQUITY
    Common Stock                                 120,149          121,225           61,225
    Additional paid-in capital                   792,551          744,108          725,267
    Foreign currency translation                 (30,006)         (36,110)         (31,255)
    Retained earnings                          1,135,155        1,037,546        1,111,161
                                             -----------      -----------      -----------
                                               2,017,849        1,866,769        1,866,398
                                             -----------      -----------      -----------

                                             $ 3,896,532      $ 3,322,782      $ 3,422,668
                                             ===========      ===========      ===========

See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          NINE MONTHS ENDED
                                                     --------------------------
                                                      OCTOBER 3        OCTOBER 4
                                                        1998             1997
                                                     ----------      ----------
OPERATIONS
    Net income                                        $ 284,502      $ 257,782
    Adjustments to reconcile net income to
       cash provided by operations:
       Depreciation                                      97,480         98,814
       Amortization of intangible assets                 24,277         20,656
       Other, net                                           380        (15,117)
       Changes in current assets and liabilities:
         Accounts receivable                           (172,099)      (174,848)
         Inventories                                    (32,312)       (48,686)
         Accounts payable                                 6,615        (25,207)
         Other, net                                      59,021        116,128
                                                      ---------      ---------
       Cash provided by operations                      267,864        229,522

INVESTMENTS
    Capital expenditures                               (146,306)      (105,010)
    Business acquisitions                              (250,785)        (5,797)
    Other, net                                           19,223         (3,030)
                                                      ---------      ---------
       Cash invested                                   (377,868)      (113,837)

FINANCING
    Increase in short-term borrowings                   191,165          6,838
    Proceeds from long-term debt                          1,000              0
    Payment of long-term debt                              (620)        (1,250)
    Purchase of Common Stock                           (105,045)      (310,100)
    Cash dividends paid                                 (75,578)       (74,894)
    Proceeds from issuance of stock                      38,950         48,842
    Other, net                                            1,223          1,654
                                                      ---------      ---------
       Cash provided (used) by financing                 51,095       (328,910)
                                                      ---------      ---------
NET CHANGE IN CASH AND EQUIVALENTS                      (58,909)      (213,225)
CASH AND EQUIVALENTS - BEGINNING OF YEAR                124,094        270,629
                                                      ---------      ---------
CASH AND EQUIVALENTS - END OF PERIOD                  $  65,185      $  57,404
                                                      =========      =========

See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 3, 1998 are not necessarily indicative of results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

NOTE B - EARNINGS PER COMMON SHARE

Earnings per share amounts for 1997 have been restated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Earnings per share are computed as follows (in thousands, except per share amounts):

                                                         Third Quarter               Nine Months
                                                      ---------------------    ---------------------
                                                        1998         1997         1998        1997
                                                      -------      --------     --------     --------
Basic earnings per share:
   Net income                                         $119,615     $108,692     $284,502     $257,782
   Less Preferred Stock dividends and redemption
      premium                                            1,366        1,325        4,505        3,593
                                                      --------     --------     --------     --------
   Net income available for Common Stock              $118,249     $107,367     $279,997     $254,189
                                                      ========     ========     ========     ========

   Weighted average Common Stock outstanding           120,843      124,894      121,083      126,734
                                                      ========     ========     ========     ========

   Basic earnings per share                           $   0.98     $   0.86     $   2.31     $   2.01

Diluted earnings per share:
   Net income                                         $119,615     $108,692     $284,502     $257,782
   Increased ESOP expense if Preferred Stock were
      converted to Common Stock                            290          313          869          937
                                                      --------     --------     --------     --------
   Net income available for Common Stock
      and dilutive securities                         $119,325     $108,379     $283,633     $256,845
                                                      ========     ========     ========     ========
   Weighted average Common Stock outstanding           120,843      124,894      121,083      126,734

   Additional Common Stock resulting from
         dilutive securities:
      Preferred Stock                                    2,845        2,944        2,867        2,966
      Stock options and other                            1,137        1,480        1,476        1,210
                                                      --------     --------     --------     --------
   Weighted average Common Stock and dilutive
      securities outstanding                           124,825      129,318      125,426      130,910
                                                      ========     ========     ========     ========
   Diluted earnings per share                         $   0.96     $   0.84     $   2.26     $   1.96

NOTE C - CAPITAL

The Company declared a two-for-one stock split in November 1997. References in this report to per share and average amounts have been restated, but numbers of shares presented are based on the actual amounts outstanding.

At October 3, 1998, there were 300,000,000 authorized shares of Common Stock, no par value - stated capital $1 per share. At October 3, 1998, there were 120,148,260 shares outstanding, excluding 16,416,919 treasury shares. At January 3, 1998 and October 4, 1997, there were 121,225,298 and 61,225,408 shares outstanding, excluding 13,910,519 and 6,058,041 treasury shares, respectively.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,777,857 shares were outstanding at October 3, 1998, 1,824,820 at January 3, 1998 and 1,839,640 at October 4, 1997.

NOTE D - ACQUISITIONS

On January 8, 1998, the Company acquired the common stock of Bestform Group, Inc. for $184.3 million in cash, plus repayment of $44.4 million in debt. During the second quarter of 1998, the Company acquired a majority interest in VF Japan, a joint venture to manufacture and market Wrangler branded jeanswear in Japan, and near the end of the third quarter, the Company acquired its former licensee for the Lee and Wrangler brands in Turkey. These acquisitions have been accounted for as purchases, and accordingly, operating results have been included in the financial statements from the dates of acquisition. The net assets of these companies are included based on preliminary allocations of the purchase prices, with approximately $140 million representing intangible assets. Final asset and liability valuations are not expected to have a material effect on the financial statements.

The following pro forma results of operations assume that these businesses had been acquired at the beginning of 1997 (in thousands, except per share amounts):

                                     Third Quarter                     Nine Months
                             -----------------------------   ----------------------------
                                  1998             1997           1998             1997
                             --------------  -------------   --------------  -------------
Net sales                    $   1,463,871   $   1,543,173   $   4,203,851   $   4,298,712
Net income                         119,615         112,614         283,612         267,192

Earnings per common share:
   Basic                     $        0.98   $        0.89   $        2.31   $        2.08
   Diluted                            0.96            0.87            2.25            2.03

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

                                                      Third Quarter          Nine Months
                                               ---------------------    ---------------------
                                                  1998        1997          1998       1997
                                               ---------   ---------    ---------   ---------
Net income as reported                         $ 119,615   $ 108,692    $ 284,502   $ 257,782
Other comprehensive income:
   Foreign currency translation adjustments,
            net of income taxes                    9,516      (4,510)       6,104     (37,683)
                                               ---------   ---------    ---------   ---------
Comprehensive income                           $ 129,131   $ 104,182    $ 290,606   $ 220,099
                                               =========   =========    =========   =========


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

NOTE F - SUBSEQUENT EVENT

On November 10, 1998, the Company acquired the common stock of Penn State Textile Manufacturing, Inc., and an affiliated entity, Washables, Inc. The companies are engaged in the manufacturing and marketing of service and restaurant apparel and supplies.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales increased 3% for the quarter and 5% for the nine months ended October 3, 1998, compared with the comparable periods of 1997.

Sales in the Company's growth categories -- jeanswear, domestic intimate apparel, workwear and daypacks, where investments are focused to achieve sales increases -- advanced 9% in the quarter and 12% in the nine months, due in part to recently acquired companies. Domestic jeanswear sales declined in the quarter as shifting consumer trends have resulted in lower sales in the Company's high volume basic jeanswear business, partially offset by the faster growing sales of the Company's fashion products. For the nine months, domestic jeanswear sales increased 2%. Intimate apparel sales increased from the acquisition of Bestform Group, Inc. (Bestform) and the continuing growth of the Vassarette brand. Total international sales for our jeanswear and intimate apparel businesses increased 13% in the quarter and 1% in the nine months due primarily to the acquisition of the formerly licensed Wrangler business in Japan. Sales declined in knitwear in both periods due to difficult market conditions.

Gross margins were 35.2% of sales in the quarter and 34.4% in the nine months, compared with 34.4% and 33.9% in the 1997 periods. Margins continue to improve in most businesses due to the continuing shift to lower cost sourcing, lower raw material costs and improved operating efficiencies.

Marketing, administrative and general expenses were 20.9% of sales during the quarter and 22.1% in the nine months, compared with 21.0% and 22.2%, respectively, in 1997. Overall marketing and administrative expenses as a percent of sales have declined slightly during 1998 through cost savings efforts. Advertising spending in 1998 and 1997 to support and build our brands remains above historical levels. In addition, the Company has continued to incur significant costs to implement shared services and common systems.

Net interest expense increased in 1998 due to higher short-term borrowings related to the 1998 business acquisitions.

The effective income tax rate for the nine months of 1998 was 38.8%, based on the expected rate for the year, compared with 40.1% in the prior year. The effective rate is lower in 1998 due to a reduction in foreign operating losses that had no current tax benefit.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                               OCTOBER 3         JANUARY 3            OCTOBER 4
                                 1998              1998                  1997
                               ---------         ---------            ---------
                                         (Dollars in millions)
Working capital                 $801.8            $835.6              $849.7

Current ratio                   1.7 to 1           2.1 to 1            2.0 to 1

Debt to total capital             27.2%             22.5%               22.4%

Accounts receivable balances at the end of the third quarter of 1998 include those of businesses acquired during 1998. Excluding these acquisitions, receivables are comparable to the prior year level and higher than at year-end due to seasonal sales patterns.

Inventories at the end of the third quarter of 1998 include those of businesses acquired during 1998. Excluding these acquisitions, inventories are higher than at the end of 1997 due to seasonal sales patterns and 9% higher than at the end of the third quarter of 1997 due to a change in mix of domestic jeanswear inventories toward higher cost fashion products and sales growth expectations.

Intangible assets increased during 1998 due to the acquisitions of Bestform, VF Japan and VF Turkey.

The increase in short-term borrowings relates primarily to the 1998 business acquisitions.

During the first nine months of 1998, the Company repurchased 2,277,000 shares of its Common Stock in open market transactions for a total cost of $105.0 million. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 2.9 million Common Shares.

YEAR 2000 UPDATE

The Year 2000 issue relates to computer systems that will not properly recognize date-sensitive information when the year changes to 2000. A Year 2000 issue that is not properly addressed could result in a system failure or miscalculations. While the Company's products are not directly affected by the Year 2000 problem, its computer systems and equipment, as well as the systems and equipment of its vendors, service providers and customers, may be affected.

Senior management of the Company has established a task force to address Year 2000 issues in four broad business categories: (1) infrastructure; (2) applications software; (3) processors embedded in machinery and equipment used in the Company's manufacturing, distribution and administrative operations; and
(4) significant third party vendors, service providers and customers. Actions common to evaluation of Year 2000 issues in each of these business categories include:

      -     Inventorying all date-sensitive systems and equipment,

      - Assessing compliance and assigning priorities to items identified as not being compliant,

      - Repairing or replacing items identified as not being compliant,

      -     Testing items and

      -     Developing and implementing contingency plans.

The infrastructure category referred to above relates to all mainframe, personal computer and network hardware, as well as system software. The Company estimates that 65% of the activities related to this category have been completed at October 3, 1998. All such components are expected to be fully compliant by June 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced and is scheduled to be completed by June 1999.

Applications software refers to all computer software programs, whether internally developed or purchased from outside parties. The Company estimates that 80% of such software systems are compliant at October 3, 1998, and all software is expected to be fully compliant by June 1999. The testing phase has begun and is scheduled to be completed for all critical applications by June 1999.

The Company is currently taking an inventory of all processors embedded in the Company's manufacturing, distribution and administrative equipment. Such data gathering is expected to be completed by December 1998. As Year 2000 issues are noted, the hardware or software is remediated, upgraded or replaced. The testing phase is ongoing and is scheduled to be completed during the second quarter of 1999.

The Company has initiated formal communications with all of its significant vendors, service providers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The communication and evaluation process is ongoing and will include visits to certain critical third parties through the second quarter of 1999.

The Company's contingency plans are being developed and will evolve as the testing phase and third party assessments are completed.

Although the Company expects its critical systems to be compliant by the middle of 1999, it is possible that all Year 2000 problems may not be identified or corrected or that third parties with which the Company has significant relationships will not resolve all of their Year 2000 issues. However, with the investigation and remediation of Year 2000 issues as scheduled, the Company expects to significantly reduce the level of uncertainly about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party relationships. Also, since the Company conducts business with numerous vendors, has numerous manufacturing and distribution facilities around the world and has a broad customer base, the Company believes that the possibility of significant interruptions of normal operations should be reduced. Nevertheless, if there were serious systems failures by the Company or its third party relationships, they could have a material adverse effect on the Company's financial position or results of operations.

The estimated total cost of resolving the Year 2000 issues, including internal personnel and outside vendors and consultants, is approximately $25 million over the period 1997 through 1999, of which $20 million has been spent through October 3, 1998. These costs, which are being expensed as incurred, do not include any costs related to implementation of contingency plans.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which the Company competes; the financial strength of the retail industry; actions of competitors that may impact the Company's business; the impact of Year 2000 issues on the Company and its significant suppliers and customers; and the impact of unforeseen economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which the Company has no control.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibit 27 - Financial data schedule as of October 3, 1998

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended October 3, 1998.

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




                                                V.F. CORPORATION
                                                ----------------
                                                  (Registrant)



                                                By:  /s/ Robert K. Shearer
                                                     ------------------------
                                                     Robert K. Shearer
                                                     Vice President - Finance
                                                     (Chief Financial Officer)


Date: November 12, 1998

                                                By:  /s/ Timothy R. Wheeler
                                                     ------------------------
                                                     Timothy R. Wheeler
                                                     Vice President-Controller
                                                     (Chief Accounting Officer)