Form 10-K
period 1999-01-02
V F CORP /PA/
filed 1999-03-31
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended JANUARY 2, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange
      Title of each class                             on which registered
      -------------------                             -------------------
Common Stock, without par value,                    New York Stock Exchange
     stated capital $1 per share                              and
Preferred Stock Purchase Rights                         Pacific Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 2, 1999, 119,752,106 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the common shares (based on the closing price of these shares on the New York Stock Exchange) of the registrant held by nonaffiliates was approximately $4.7 billion. In addition, 1,760,119 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 2,816,190 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant's Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended January 2, 1999 (Item 1 in Part I and Items 5, 6, 7 and 8 in Part II).

Portions of the Proxy Statement dated March 17, 1999 for the Annual Meeting of Shareholders to be held on April 20, 1999 (Item 4A in Part I and Items 10, 11, 12 and 13 in Part III).

                                     PART I


ITEM 1.  BUSINESS

VF Corporation, through its operating subsidiaries, designs, manufactures and markets branded jeanswear, workwear, intimate apparel, knitwear, children's playwear and other apparel. VF Corporation, organized in 1899, oversees the operations of its subsidiaries, providing them with financial and administrative resources. Management of each marketing unit is responsible for the growth and development of its business, within guidelines established by VF Corporation management. Unless the context indicates otherwise, the term "Company" used herein means VF Corporation and its subsidiaries.

BUSINESS ORGANIZATION

Through 1996, VF operated as a group of relatively autonomous businesses, with the management of each business unit responsible for its own manufacturing, marketing and administrative functions, within guidelines established by VF Corporation management. Beginning in late 1996, the Company's organizational structure was changed, resulting in the previously separate operating businesses being consolidated into six consumer-focused marketing coalitions - - Jeanswear, Workwear, Intimate Apparel, Knitwear, Playwear and International. The individual marketing functions have remained as separate business units, allowing marketing specialists to build and develop their brands. However, many of the Company's sourcing, manufacturing and administrative functions, previously performed in separate operating units, are carried out under this new management structure on either a coalition or a Company-wide basis. These changes, plus investments in new business systems and processes, are expected to result in significant annual cost savings.

Information regarding the operations, sales and profitability of the Company, plus information regarding foreign and domestic operations and sales by product categories, is included in Note N of the Company's consolidated financial statements in the Company's Annual Report to Shareholders for the fiscal year ended January 2, 1999 ("1998 Annual Report"), which information is incorporated herein by reference.

      JEANSWEAR COALITION

The Jeanswear Coalition includes the Company's jeanswear and related casual apparel products for the North and South American markets.

Jeanswear products are manufactured and marketed under the LEE(R), WRANGLER(R), RUSTLER(R), RIDERS(R) and BRITTANIA(R) brands in the United States and the LEE and WRANGLER brands in Canada and Mexico. The Company also offers cotton casual pants and shirts under the LEE CASUALS(R) and TIMBER CREEK BY WRANGLER(R) brands.

In domestic markets, LEE branded products are sold through department and specialty stores. WRANGLER westernwear is marketed through western specialty stores, and other WRANGLER brand products are sold primarily through the mass merchant and discount store channels. The RUSTLER and

RIDERS brands are marketed to national and regional discount chains. Sales for all brands are generally made directly to retailers through full-time salespersons.

According to industry data, approximately 639 million pairs of jeans made of denim, twill, corduroy and other fabrics were sold in the United States in 1998, representing an increase of 7.9% over 1997. This same data indicates that the Company currently has the largest combined unit market share at approximately 26%, with the WRANGLER, LEE and RUSTLER brands having the second, third and fourth largest unit shares of the jeans market in the United States, respectively.

Also beginning in 1997, the Company began the process of converting certain licensed operations in South America into owned operations. As of early 1999, the Company manufactures and markets the WRANGLER and LEE brands in Brazil and Chili. These products are sold through department and specialty stores. The Company expects to continue its expansion into other countries in South America.

    WORKWEAR COALITION

A new Workwear Coalition was created at the beginning of 1999 for the Company's occupational apparel products. These products were previously part of the Jeanswear Coalition.

The Company is a leading producer of occupational and career apparel sold under the RED KAP(R) label. Approximately three-fourths of sales are to industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Because industrial laundries maintain minimal inventories of work clothes, a supplier's ability to offer rapid delivery is an important factor in this market. The Company's commitment to customer service, supported by an automated central distribution center with several satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the RED KAP brand obtain a significant share of the industrial laundry rental business.

In addition, the Company markets safety apparel in the United States and Canada under the BULWARK(R) brand. In 1998 the Company expanded into restaurant apparel and linen products with the acquisition of Penn State Textile Mfg., Inc.

    INTIMATE APPAREL COALITION

The Intimate Apparel Coalition includes the Company's intimate apparel businesses in the United States, along with the Company's swimwear, casual sportswear and daypack businesses.

In women's intimate apparel, the Company manufactures and markets bras, panties, daywear, shapewear, robes and sleepwear products under the VANITY FAIR(R) label for sales to domestic department and specialty stores. During 1999, the Company will introduce a line of sports bras under the licensed NIKE(R) label. Bras, panties, daywear and shapewear are manufactured under the VASSARETTE(R) brand for sales to the discount store channel. The Company also has a significant private label lingerie business in the United States. Most products are sold through the Company's sales force. In January 1998, the Company expanded its domestic intimate apparel presence with the acquisition of Bestform Group, Inc., which included the LILY OF FRANCE(R) and licensed OSCAR DE LA RENTA(R) brands sold through department stores and the BESTFORM(R) and EXQUISITE FORM(R) brands sold through the discount store channel of distribution.

The Company designs, manufactures and markets an extensive line of women's swimwear and sportswear, including coordinated tops and bottoms, under the JANTZEN(R) trademark and under the licensed NIKE label. Products are sold primarily to department and specialty stores in the United States and Canada through the Company's sales force. The JANTZEN trademark is licensed to other companies in several foreign countries.

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

    KNITWEAR COALITION

The Knitwear Coalition includes the manufacturing and marketing of knitted fleecewear and T-shirts. Blank fleece and T-shirt products are marketed under the LEE brand to wholesalers and garment screen print operators. Approximately 40% of knitwear sales are for private label accounts, including NIKE, Inc. and various national chain, department and discount stores.

The Company also designs, manufactures and markets imprinted sports apparel under licenses granted by the four major American professional sports leagues, NASCAR and other parties. LEE SPORT(R), NUTMEG(R) and CHASE AUTHENTICS(R) branded adult licensed apparel is distributed through department, sporting goods and athletic specialty stores. CSA(R) branded products, primarily in children's sizes, are distributed through mass merchandisers and discount stores.

    PLAYWEAR COALITION

The Playwear Coalition consists of infant and children's apparel manufactured and marketed under the HEALTHTEX(R) brand and under the licensed NIKE(R) brand. Products are sold primarily to department and specialty stores. During 1998, the Company discontinued sales of playwear and sleepwear products imprinted with characters and images licensed from The Walt Disney Company and others.

    INTERNATIONAL COALITION

The International Coalition consists of the Company's jeanswear, daypack and intimate apparel businesses outside of North and South America. The largest component is the jeanswear operation in Europe, where the Company manufactures and markets LEE, WRANGLER, MAVERICK(R) and OLD AXE(R) jeanswear and related products. Jeanswear in Europe is more of a fashion product and has a higher relative price than similar products in the United States. Sales are primarily in Western Europe, but with increasing sales in Eastern Europe. LEE and WRANGLER jeanswear products are sold through department stores and specialty shops, while the MAVERICK and OLD AXE brands are sold to discount stores. Jeanswear products are sold to retailers through the Company's sales forces and independent sales agents. LEE and WRANGLER jeanswear and related products are marketed through distributors, agents or licensees in foreign markets where the Company does not have owned operations. During 1998, the Company acquired the formerly licensed WRANGLER business in Japan and the formerly licensed LEE and WRANGLER business in Turkey. The Company also manufactures and markets LEE products in China and participates in a joint venture in Spain and Portugal. JANSPORT branded daypacks and bookbags are marketed in Europe to department and specialty stores.

The Company manufactures and markets women's intimate apparel and swimwear in Europe. Intimate apparel is marketed in department and specialty stores under the LOU(R) and BOLERO(R) brand names primarily in France and under the GEMMA(R), INTIMA CHERRY(R) and BELCOR(R) brands in Spain. Intimate apparel is marketed in discount stores in France under the VARIANCE(R), CARINA(R) and SILTEX(R) brands.

RAW MATERIALS AND MANUFACTURING

Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn. For most domestic operations, the Company purchases fabric, primarily from several domestic suppliers, against scheduled production. The Company also purchases thread and trim (buttons, zippers, snaps and lace) from numerous suppliers.

For domestic operations, purchased fabric is cut and sewn into finished garments in owned domestic and offshore manufacturing facilities. In addition, the Company contracts the sewing of products from independent contractors, primarily in foreign countries. To obtain a more balanced sourcing mix, an increasing percentage of production is in lower cost offshore plants, primarily in Mexico and the Caribbean Basin. By the end of 1998, approximately 57% of domestic sales were derived from products sewn outside the United States.

In the Company's domestic knitwear and a portion of its intimate apparel businesses, operations are vertically integrated and include the entire process of converting yarn into finished garments. The Company knits purchased yarn into fabric in its facilities. The knit fabric is then dyed, finished and cut in domestic facilities before it is sewn into finished garments. Cotton yarn and cotton and synthetic blend yarn are purchased from a major textile company under a long-term supply agreement for the knitwear operations. Yarn is available from numerous other sources.

In the Company's International Coalition, fabric, thread and trim are purchased from several international suppliers. In the European jeanswear operations, fabric is cut and sewn into finished garments in owned plants in the United Kingdom, Malta, Poland and Turkey, with the balance (mostly tops) sourced from independent contractors. In intimate apparel, fabric is sewn into finished garments in owned plants in France, Spain and Tunisia, with the remainder manufactured by independent contractors. To obtain a more balanced sourcing mix, jeanswear and intimate apparel sourcing is being shifted from owned plants in Western Europe to lower cost owned and contracted production outside of Western Europe. At the end of 1998, approximately 50% of international sales were derived from Company-owned plants.

The Company has not experienced difficulty in obtaining fabric and other raw materials to meet production needs during 1998 and does not anticipate difficulties in 1999. The loss of any one supplier would not have a significant adverse effect on the Company's business.

SEASONALITY

The apparel industry in the United States has four primary retail selling seasons -- Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. Sales to retailers generally precede the retail selling seasons, although demand peaks have been reduced in recent years as more products are being sold on a replenishment basis.

Overall, with its diversified product offerings, the Company's operating results are not highly seasonal. On a quarterly basis, consolidated net sales range from a low of approximately 23% of full year sales in the first quarter or second quarter to a high of 27% in the third quarter. Sales in the Knitwear Coalition, however, are more seasonal in nature, with approximately 60% of its sales of fleece and T-shirt products in the second half of the year.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods, and accordingly decreases during the second half. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

ADVERTISING

The Company supports its brands through extensive advertising and promotional programs and through sponsorship of special events. The Company advertises on national and local radio and television and in consumer and trade publications. It also participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. The level of promotional spending has increased in recent years as the Company has invested a portion of the savings from the coalition consolidations and other cost saving actions in increased advertising and market research to support and build the Company's brands. During 1998, the Company spent $287 million advertising and promoting its products.

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

In some instances, the Company pays a royalty to use the trademarks of others. Apparel is manufactured and marketed under licenses granted by Major League Baseball, the National Basketball Association, the National Football League, the National Hockey League, NIKE, Inc. and others. Some of these license arrangements are for a short term and may not contain specific renewal options. Management believes that loss of any license would not have a material adverse effect on the Company.

    CUSTOMERS

The Company's customers are primarily department, mass merchant, specialty and discount stores in the United States and in international markets, primarily in Europe. Sales to Wal-Mart Stores, Inc. totaled 12.3% of total sales in 1998 and 11.1% in 1997. Sales to the Company's ten largest customers amounted to 41% of total sales in 1998 and 38% in 1997.

    EMPLOYEES

The Company employs approximately 70,000 men and women. Approximately 5,600 employees are covered by various collective bargaining agreements. Employee relations are considered to be good.

     BACKLOG

The dollar amount of backlog of orders believed to be firm as of any fiscal year-end is not material for an understanding of the business of the Company taken as a whole.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Certain statements included in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward-looking statements" within the meaning of the federal securities laws. This includes any statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which the Company competes; the financial strength of the retail industry; actions of competitors that may impact the Company's business; the Company's ability, and the ability of its suppliers and customers, to adequately address the Year 2000 computer issue; and the impact of unforeseen economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which the Company has no control.

ITEM 2.  PROPERTIES.

The Company owns most of its facilities used in manufacturing, distribution and administrative activities. Certain other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for the Company's needs. Manufacturing and distribution facilities being utilized at the end of 1998 are summarized below:

                                                   Square
                                                   Footage
                                                 ----------
    United States                                16,600,000
    Mexico and Caribbean Basin                    3,100,000
    Other international, primarily Europe         2,700,000
                                                 ----------
                                                 22,400,000
                                                 ==========

In addition, the Company owns or leases various administrative and office space having 1,400,000 square feet of space and owns or leases facilities having 2,900,000 square feet that are used for factory outlet operations. Approximately 75% of the factory outlet space is used for selling and warehousing the Company's products, with the balance consisting of space leased to tenants and common areas. Finally, the Company owns facilities having 400,000 square feet of space formerly used in its operations but now leased to other parties or held for sale.


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


ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

The following are the executive officers of VF Corporation as of March 2, 1999. The term of office of each of the executive officers continues to the next annual meeting of the Board of Directors to be held April 20, 1999. There is no family relationship among any of the VF Corporation executive officers.

                                                                                  Period Served
Name                                Position                             Age      In Such Office(s)
----                                --------                             ---      -----------------
Mackey J. McDonald                  Chairman of the Board                52       October 1998 to date
                                    President                                     October 1993 to date
                                    Chief Executive Officer                       January 1996 to date
                                    Director                                      October 1993 to date

Candace S. Cummings                 Vice President - Administration      51       March 1996 to date
                                         & General Counsel
                                    Secretary                                     October 1997 to date

Timothy A. Lambeth                  Vice President - Global Processes    57       February 1999 to date

Terry L. Lay                        Vice President and Chairman -        51       February 1999 to date
                                    International Coalition

Daniel G. MacFarlan                 Vice President                       48       April 1995 to date
                                    Chairman - Knitwear, Playwear                 July 1996 to date
                                        & Intimate Apparel Coalitions

Frank C. Pickard III                Vice President - Treasurer           54       April 1994 to date

John P. Schamberger                 Chairman - North and South           50       February 1995 to date
                                         America Jeanswear &
                                         Workwear Coalitions
                                    Vice President                                April 1995 to date

Robert K. Shearer                   Vice President - Finance and         47       July 1998 to date
                                         Chief Financial Officer

Timothy R. Wheeler                  Vice President - Controller          44       August 1998 to date

Mr. McDonald joined the Company's Lee division in 1983, serving in various management positions until his election as Executive Vice President of the Wrangler division in 1986 and President of Wrangler in 1988. He was named Group Vice President of the Company in 1991, President of the Company in October 1993, Chief Executive Officer in January 1996 and Chairman of the Board in October 1998. Additional information is included on page 2 of the 1999 Proxy Statement.

Mrs. Cummings joined the Company as Vice President - General Counsel in January 1995 and became Vice President - Administration & General Counsel in March 1996 and Secretary in October 1997. Previously, she had been a senior business partner at the international law firm of Dechert Price & Rhoads where she had been employed since 1972.

Mr. Lambeth joined the Company in 1968 and has served in various finance, administrative and marketing positions. He served as president of the Company's Healthtex division from 1991 to 1992 and president of Lee Company from 1992 to July 1996. He was elected a Vice President of the Company in July 1996, President - European & Asian Operations in August 1996 and Vice President - Global Processes in February 1999.

Mr. Lay joined the Company's Lee division in March 1971 and held various positions at both the Lee and Jantzen divisions, including Vice President - Product Development at the Lee division from June 1992 to April 1994. In May 1994, he was appointed President - Wrangler Europe and in November 1994 President - VF Europe. He served as President of the Company's Lee division from August 1996 until he was elected Vice President of the Company and Chairman - International Coalition in February 1999.

Mr. MacFarlan joined the Company's Jantzen division in 1978 and served in various marketing and administrative capacities. He served as President of the Company's VF Factory Outlet division from October 1993 to February 1995. He was elected as President of the Company's Nutmeg division in November 1994 and was elected as the Company's Chairman - Decorated Knitwear & Playwear Coalitions in February 1995, which was expanded in July 1996 to Chairman - Knitwear, Playwear & Intimate Apparel Coalitions, and Vice President in April 1995.

Mr. Pickard joined the Company in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President - Treasurer in April 1994.

Mr. Schamberger joined the Company's Wrangler division in 1972 and held various positions until his election as President of Wrangler in 1992. He was elected as the Company's Chairman - North and South America Jeanswear & Workwear Coalitions in February 1995 and Vice President in April 1995.

Mr. Shearer joined the Company in 1986 as Assistant Controller and was elected Controller in 1989, Vice President - Controller in April 1994 and Vice President
- Finance and Chief Financial Officer in July 1998.

Mr. Wheeler joined the Company in May 1995 as Vice President - Finance for the Jantzen division. He served as Financial Director - Wrangler Europe from January 1997 until his appointment as Vice President - International Shared Services in January 1998. In August 1998, he was elected Vice President - Controller of the Company. Prior to joining the Company, Mr. Wheeler had been employed by J.E. Morgan Knitting Mills, Inc. as Vice President - Finance and Chief Financial Officer from June 1994 to April 1995 and prior thereto as Vice President - Business Operations.


                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information concerning the market and price history of the Company's Common Stock, plus dividend information, as reported under the caption "Quarterly Results of Operations" on page 22 and under the captions "Investor Information - Common Stock, Shareholders of Record, Dividend Policy,

Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information" on page 37 of the 1998 Annual Report, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

Selected financial data for the Company for each of its last five fiscal years under the caption "Financial Summary" on pages 34 and 35 of the 1998 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A discussion of the Company's financial condition and results of operations is incorporated herein by reference to pages 18 to 21 of the 1998 Annual Report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements of the Company and specific supplementary financial information are incorporated herein by reference to pages 22 through 33 of the 1998 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Information under the caption "Election of Directors" on pages 2 through 5 of the 1999 Proxy Statement is incorporated herein by reference. See Item 4A with regard to Executive Officers.

Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 31 of the 1999 Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

Information on pages 11 through 17 of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information under the caption "Certain Beneficial Owners" on page 18 and "Common Stock Ownership of Management" on page 19 of the 1999 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information under the caption "Election of Directors" with respect to Mr. Crutchfield on page 3 and with respect to Messrs. Hurst and Sharp on page 4 of the 1999 Proxy Statement is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

            1. Financial statements - Included on pages 23 through 33 of the 1998 Annual Report (Exhibit 13) and incorporated by reference in Item 8:

      Consolidated statements of income - - Fiscal years ended January 2, 1999, January 3, 1998 and January 4, 1997

      Consolidated statements of comprehensive income - - Fiscal years ended January 2, 1999, January 3, 1998 and January 4, 1997

      Consolidated balance sheets - - January 2, 1999 and January 3, 1998

      Consolidated statements of cash flows - - Fiscal years ended January 2, 1999, January 3, 1998 and January 4, 1997

      Consolidated statements of common shareholders' equity - - Fiscal years ended January 2, 1999, January 3, 1998 and January 4, 1997

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

            3. Exhibits


Number     Description

      3     Articles of incorporation and bylaws:

            (A) Articles of Incorporation, as amended and restated as of April 18, 1986 (Incorporated by reference to Exhibit 3(A) to Form 10-K for the fiscal year ended January 4, 1992)

            (B) Articles of Amendment amending Article Fifth of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(B) to Form 10-Q for the quarter ended March 4, 1998)

            (C) Statement with Respect to Shares of Series B ESOP Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K dated January 22, 1990)

            (D) Articles of Amendment with Respect to Designation of Series A Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3(C) to Form 10-K for the fiscal year ended January 3, 1998)

            (E) Bylaws, as amended through January 1, 1996 and as presently in effect (Incorporated by reference to Exhibit 3(D) to Form 10-K for the fiscal year ended December 30, 1995)

      4 Instruments defining the rights of security holders, including indentures:

            (A) A specimen of the Company's Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the fiscal year ended January 3, 1998)

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

            *(G)  Executive Deferred Savings Plan (Incorporated by reference to
                  Exhibit 10(E) to Form 10-K for the fiscal year ended January 4, 1992)

            *(H) Amended and Restated Supplemental Executive Retirement Plan, dated May 16, 1989 (Incorporated by reference to Exhibit 10(F) to Form 10-K for the fiscal year ended December 31, 1994)

            *(I) Second Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to
                  Exhibit 10(H) to Form 10-K for the fiscal year ended December 31, 1994)

            *(J) Third Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Senior Management (Incorporated by reference to Exhibit 10(I) to Form 10-K for the fiscal year ended December 31, 1994)

            *(K) Fourth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Deferred Compensation Plan (Incorporated by reference to Exhibit 10(J) to Form 10-K for the fiscal year ended December 31, 1994)

            *(L) Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the fiscal year ended December 31, 1994)

            *(M) Seventh Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(L) to Form 10-K for the fiscal year ended December 31, 1994)

            *(N) Eighth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code (Incorporated by reference to Exhibit 10(M) to Form 10-K for the fiscal year ended December 31,
                  1994)

            *(O) Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under the Company's Supplemental Executive Retirement Plan (Incorporated by reference to
                  Exhibit 10(N) to Form 10-K for the fiscal year ended January 4, 1997)

            *(P) Form of Change in Control Agreement with senior management of the Company (Incorporated by reference to Exhibit 10(J) to Form 10-K for the fiscal year ended December 29, 1990)

            *(Q) Form of Change in Control Agreement with other management of the Company (Incorporated by reference to Exhibit 10(K) to Form 10-K for the fiscal year ended December 29, 1990)

            *(R) Form of Change in Control Agreement with management of subsidiaries of the Company (Incorporated by reference to Exhibit 10(L) to Form 10-K for the fiscal year ended December 29, 1990)

            (S) Revolving Credit Agreement, dated October 20, 1994 (Incorporated by reference to Exhibit 10(Q) to Form 10-K for the fiscal year ended December 31, 1994)

            *(T) Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10(R) to Form 10-K for the fiscal year ended December 31, 1994)

            *(U)  Restricted Stock Agreement (Incorporated by reference to
                  Exhibit 10(S) to Form 10-K for the fiscal year ended December 31, 1994)

            *(V) Discretionary Supplemental Executive Bonus Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the fiscal year ended December 31, 1994)

            *(W) VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the fiscal year ended January 4, 1997)

            *(X) Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan

            *     Management compensation plans

      13    Annual report to security holders

      21    Subsidiaries of the Corporation

      23.1  Consents of PricewaterhouseCoopers LLP

      23.2  Report of PricewaterhouseCoopers LLP

      24    Power of attorney

      27    Financial data schedule

      99    Additional exhibits:

            (A) Form 11-K for VF Corporation Tax-Advantaged Savings Plan for Salaried Employees for the year ended December 31, 1998

            (B) Form 11-K for VF Corporation Tax-Advantaged Savings Plan for Hourly Employees for the year ended December 31, 1998

            (C) Form 11-K for Blue Bell Savings, Profit Sharing and Retirement Plan for the year ended December 31, 1998

      All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K:

      There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 2, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            V.F. CORPORATION

                                            By:  /s/ Mackey J. McDonald
                                                 ------------------------------
                                                 Mackey J. McDonald
                                                 Chairman of the Board
                                                 President
                                                 (Chief Executive Officer)

                                            By:  /s/ Robert K. Shearer
                                                 ------------------------------
                                                 Robert K. Shearer
                                                 Vice President - Finance
                                                 (Chief Financial Officer)

                                            By:  /s/ Timothy R. Wheeler
                                                 ------------------------------
                                                 Timothy R. Wheeler
                                                 Vice President - Controller
                                                 (Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Robert D. Buzzell*              Director
Edward E. Crutchfield*          Director
Ursula F. Fairbairn*            Director
Barbara S. Feigin*              Director
George Fellows*                 Director
Robert J. Hurst*                Director                March 29, 1999
Mackey J. McDonald*             Director
William E. Pike*                Director
M. Rust Sharp*                  Director
L. Dudley Walker                Director

* By: /s/ C. S. Cummings                                March 29, 1999
      --------------------------------
      C. S. Cummings, Attorney-in-Fact

                                 VF CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------------------------------
                   COL. A                        COL. B                  COL. C                  COL. D           COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                                   (1)             (2)
                                                                ---------------------------
                                                                                 Charged to
                                               Balance at       Charged to         Other                         Balance at
                                               Beginning         Costs and        Accounts      Deductions         End of
              Description                      of Period         Expenses         Describe       Describe          Period

----------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Fiscal year ended January 2, 1999
    Allowance for doubtful accounts              $39,576          $20,802                        $ 8,367 (A)       $52,011
                                                 =======          =======                         ======            =======
    Valuation allowance for deferred
        income tax assets                        $32,506          $ 7,984                          6,241 (B)       $34,249
                                                 =======          =======                         ======            =======
Fiscal year ended January 3, 1998
    Allowance for doubtful accounts              $40,253          $16,205                        $16,882 (A)       $39,576
                                                 =======          =======                         ======            =======
    Valuation allowance for deferred
        income tax assets                        $29,296          $ 5,337                        $ 2,127 (B)       $32,506
                                                 =======          =======                         ======            =======

Fiscal year ended January 4, 1997
     Allowance for doubtful accounts             $34,621          $18,490                        $12,858 (A)       $40,253
                                                 =======          =======                         ======            =======

     Valuation allowance for deferred
     income tax assets                           $22,154          $ 9,874                         $2,732 (B)        $29,296
                                                 =======          =======                         ======            =======


(A)  Deductions include accounts written off, net of recoveries.

(B) Deduction relates to circumstances where it is more likely than not that deferred tax assets will be realized.

                                 VF CORPORATION
                                INDEX TO EXHIBITS


Number                             Description
------                             -----------

10    Material Contracts:

      (X) Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan

13    Annual report to security holders

21    Subsidiaries of the Corporation

23.1  Consents of PricewaterhouseCoopers LLP

23.2  Report of PricewaterhouseCoopers LLP

24    Power of attorney

27    Financial data schedule

99    Additional exhibits:

      (A) Form 11-K for VF Corporation Tax-Advantaged Savings Plan for Salaried Employees for the year ended December 31, 1998

      (B) Form 11-K for VF Corporation Tax-Advantaged Savings Plan for Hourly Employees for the year ended December 31, 1998

      (C) Form 11-K for Blue Bell Savings, Profit Sharing and Retirement Plan for the year ended December 31, 1998