Form 10-Q
period 1999-04-03
V F CORP /PA/
filed 1999-05-11
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 3, 1999

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

On May 1, 1999, there were 119,852,507 shares of Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX

                                                                     PAGE NO.
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

           Consolidated Statements of Income -
           Three months ended April 3, 1999 and
           April 4, 1998.......................................         3

           Consolidated Balance Sheets - April 3, 1999,
           January 2, 1999 and April 4, 1998...................         4

           Consolidated Statements of Cash Flows -
           Three months ended April 3, 1999 and
           April 4, 1998.......................................         5

           Notes to Consolidated Financial Statements..........         6

   Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................         9



PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders         12

   Item 6 - Exhibits and Reports on Form 8-K...................         12

                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED
                                                             APRIL 3             APRIL 4
                                                              1999                 1998
                                                           -----------         -----------
NET SALES                                                  $ 1,358,244         $ 1,326,205

COSTS AND OPERATING EXPENSES
     Cost of products sold                                     890,774             872,980
     Marketing, administrative and general expenses            310,544             309,912
     Other operating expense                                     2,974                 399
                                                           -----------         -----------
                                                             1,204,292           1,183,291

OPERATING INCOME                                               153,952             142,914

OTHER INCOME (EXPENSE)
     Interest Income                                             2,013               1,802
     Interest expense                                          (16,665)            (14,896)
     Miscellaneous, net                                           (169)                356
                                                           -----------         -----------
                                                               (14,821)            (12,738)

INCOME BEFORE INCOME TAXES                                     139,131             130,176

INCOME TAXES                                                    53,565              52,070
                                                           -----------         -----------
NET INCOME                                                 $    85,566         $    78,106
                                                           ===========         ===========

EARNINGS PER COMMON SHARE
     Basic                                                 $      0.70         $      0.63
     Diluted                                                      0.69                0.62

CASH DIVIDENDS PER COMMON SHARE                            $      0.21         $      0.20


See notes to consolidated financial statements.

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    APRIL 3            JANUARY 2             APRIL 4
                                                      1999                1999                1998
                                                   -----------         -----------         -----------
ASSETS

CURRENT ASSETS
     Cash and equivalents                          $    88,780         $    63,208         $    69,716
     Accounts receivable, less
     allowances:
         Apr 3 - $51,022; Jan 2 - $52,011;
         Apr 4 - $43,088                               835,072             705,734             728,708
     Inventories:
         Finished products                             639,925             552,729             540,713
         Work in process                               194,546             185,929             179,781
         Materials and supplies                        192,584             215,349             167,594
                                                   -----------         -----------         -----------
                                                     1,027,055             954,007             888,088

     Other current assets                              143,948             125,203             140,230
                                                   -----------         -----------         -----------
         Total current assets                        2,094,855           1,848,152           1,826,742

PROPERTY, PLANT & EQUIPMENT                          1,745,334           1,711,131           1,613,329
     Less accumulated depreciation                     946,079             935,040             890,480
                                                   -----------         -----------         -----------
                                                       799,255             776,091             722,849

INTANGIBLE ASSETS                                      971,902             951,562             911,125

OTHER ASSETS                                           272,555             260,861             229,221
                                                   -----------         -----------         -----------
                                                   $ 4,138,567         $ 3,836,666         $ 3,689,937
                                                   ===========         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                         $   474,278         $   244,910         $   253,516
     Current portion of long-term debt                     933                 969                 787
     Accounts payable                                  337,138             341,126             285,669
     Accrued liabilities                               496,548             446,001             521,877
                                                   -----------         -----------         -----------
         Total current liabilities                   1,308,897           1,033,006           1,061,849

LONG-TERM DEBT                                         520,074             521,657             516,840

OTHER LIABILITIES                                      176,236             181,750             157,237

REDEEMABLE PREFERRED STOCK                              53,565              54,344              55,756
DEFERRED CONTRIBUTIONS TO EMPLOYEE
     STOCK OWNERSHIP PLAN                              (18,803)            (20,399)            (24,740)
                                                   -----------         -----------         -----------
                                                        34,762              33,945              31,016

COMMON SHAREHOLDERS'  EQUITY
     Common Stock                                      119,408             119,466             121,608
     Additional paid-in capital                        814,646             801,511             773,585
     Accumulated other comprehensive income            (45,252)            (25,639)            (39,292)
     Retained earnings                               1,209,796           1,170,970           1,067,094
                                                   -----------         -----------         -----------
         Total common shareholders' equity           2,098,598           2,066,308           1,922,995
                                                   -----------         -----------         -----------


                                                   $ 4,138,567         $ 3,836,666         $ 3,689,937
                                                   ===========         ===========         ===========


See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                          ---------------------------
                                                          APRIL 3           APRIL 4
                                                            1999              1998
                                                          ---------         ---------
OPERATIONS
     Net income                                           $  85,566         $  78,106
     Adjustments to reconcile net
     income to cash provided by operations:
        Depreciation                                         32,150            33,817
        Amortization of intangible assets                     8,252             8,044
        Other, net                                               12             6,842
        Changes in current assets and liabilities:
            Accounts receivable                            (101,052)         (117,011)
            Inventories                                      (8,344)          (23,237)
            Accounts payable                                (24,079)          (27,247)
            Other, net                                       21,711            47,368
                                                          ---------         ---------
        Cash provided by operations                          14,216             6,682

INVESTMENTS
     Capital expenditures                                   (48,730)          (39,446)
     Business acquisitions                                 (116,039)         (228,155)
     Other, net                                              (1,380)              840
                                                          ---------         ---------
        Cash invested                                      (166,149)         (266,761)


FINANCING
     Increase in short-term borrowings                      212,655           229,757
     Payment of long-term debt                               (1,553)              (52)
     Purchase of Common Stock                               (20,142)          (23,179)
     Cash dividends paid                                    (26,023)          (25,213)
     Proceeds from issuance of stock                         11,139            23,895
     Other, net                                               1,429               493
                                                          ---------         ---------
        Cash provided by financing                          177,505           205,701
                                                          ---------         ---------

NET CHANGE IN CASH AND EQUIVALENTS                           25,572           (54,378)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                     63,208           124,094
                                                          ---------         ---------

CASH AND EQUIVALENTS - END OF PERIOD                      $  88,780         $  69,716
                                                          =========         =========


See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 3, 1999 are not necessarily indicative of results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

NOTE B - ACQUISITIONS

During the first quarter of 1999, the Company acquired a majority interest in the business of its former licensee for the Wrangler and JanSport brands in Chile, Peru and Bolivia. The Company also acquired the operating assets of Fibrotek Industries, Inc. and the common stock of Todd Uniform, Inc. and of Horace Small Holdings Corporation. These acquisitions for an aggregate cost of $116.0 million have been accounted for as purchases, and accordingly, operating results have been included in the financial statements from the dates of acquisition. The net assets of these companies are included based on preliminary allocations of the purchase prices, with approximately $47 million representing intangible assets. Final asset and liability valuations are not expected to have a material effect on the financial statements.

The following pro forma results of operations assume that these businesses had been acquired at the beginning of 1998 (in thousands, except per share amounts):

                                              First Quarter
                                              -------------
                                        1999                 1998
                                        ----                 ----
Net sales                         $   1,431,378        $   1,382,777
Net income                               84,925               77,262

Earnings per common share:
   Basic                          $         .70        $         .62
   Diluted                                  .69                  .61

 NOTE C - BUSINESS SEGMENT INFORMATION

                                                          First Quarter
                                                          -------------
                                                     1999                1998
                                                 -----------         -----------
                                                         (In thousands)
Net sales:
      Apparel                                    $ 1,111,841         $ 1,088,514
      All Other                                      246,403             237,691
                                                 -----------         -----------

Consolidated net sales                           $ 1,358,244         $ 1,326,205
                                                 ===========         ===========

Segment profit:
      Apparel                                    $   167,581         $   157,292
      All Other                                       22,003              17,642
                                                 -----------         -----------
      Total segment profit                           189,584             174,934
Interest, net                                        (14,652)            (13,094)
Amortization of intangible assets                     (8,252)             (8,044)
Corporate and other expenses                         (27,549)            (23,620)
                                                 -----------         -----------
Consolidated income before income taxes          $   139,131         $   130,176
                                                 ===========         ===========

NOTE D - EARNINGS PER SHARE

Earnings per share are computed as follows (in thousands, except per share amounts):

                                                              First Quarter
                                                              -------------
                                                          1999            1998
                                                        --------        --------
Basic earnings per share:
  Net income                                            $ 85,566        $ 78,106

  Less Preferred Stock dividends and redemption
    premium                                                1,880           1,585
                                                        --------        --------
  Net income available for Common Stock                 $ 83,686        $ 76,521
                                                        ========        ========

  Weighted average Common Stock outstanding              119,388         121,251
                                                        ========        ========
  Basic earnings per share                              $    .70        $    .63

Diluted earnings per share:
  Net income                                            $ 85,566        $ 78,106
  Increased ESOP expense if Preferred Stock were
    converted to Common Stock                                266             289
                                                        --------        --------
  Net income available for Common Stock
    and dilutive securities                             $ 85,300        $ 77,817
                                                        ========        ========
  Weighted average Common Stock outstanding              119,388         121,251

  Additional Common Stock resulting from
    dilutive securities:
    Preferred Stock                                        2,776           2,890
    Stock options and other                                1,006           1,311
  Weighted average Common Stock and dilutive            --------        --------
    securities outstanding                               123,170         125,452
                                                        ========        ========
  Diluted earnings per share                            $    .69        $    .62

NOTE E - COMPREHENSIVE INCOME

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows (in thousands):

                                                            First Quarter
                                                            -------------
                                                        1999             1998
                                                      --------         --------
Net income as reported                                $ 85,566         $ 78,106
Other comprehensive income:
     Foreign currency translation adjustments,
     net of income taxes                               (19,613)          (3,182)
                                                      --------         --------
Comprehensive income                                  $ 65,953         $ 74,924
                                                      ========         ========

NOTE F - CAPITAL

At April 3, 1999, there were 300,000,000 authorized shares of Common Stock, no par value - stated capital $1 per share. At April 3, 1999, there were 119,408,296 shares outstanding, excluding 17,808,713 treasury shares. At January 2, 1999 and April 4, 1998, there were 119,466,101 and 121,607,566 shares outstanding, excluding 17,367,269 and 14,397,870 treasury shares, respectively. For financial accounting purposes, treasury shares presented above include shares of VF Common Stock held in trust for deferred compensation plans, as follows: 245,049 shares at April 3, 1999 and 232,899 shares at January 2, 1999.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,734,893 shares were outstanding at April 3, 1999, 1,760,119 at January 2, 1999 and 1,805,868 at April 4, 1998.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales increased 2% for the quarter ended April 3, 1999, compared with the comparable period of 1998.

Sales in the Company's "growth" category - - jeanswear, domestic intimate apparel, workwear and daypacks, where investments are focused to achieve sales increases - - advanced by $58 million or 6%, including acquisitions. Domestic jeanswear sales advanced 3% in the quarter, primarily from Wrangler branded products in the discount channel of distribution. Domestic intimate apparel sales advanced 7%, with continuing growth in the Vassarette brand and in private label. International jeans and workwear sales advanced in 1999, due primarily to businesses acquired since the end of the 1998 quarter. Sales in the Company's "maintenance" category - - knitwear, international intimates, playwear and swimwear businesses, where efforts are focused on increased profitability - - declined by $26 million or 9% in 1999 due primarily to the discontinuation of the Company's licensed mass market playwear business.

Gross margins were 34.4% of sales in the quarter, compared with 34.2% in the 1998 period. Margins continue to improve in most businesses due to the continuing shift to lower cost sourcing, lower raw material costs and improved operating efficiencies.

Marketing, administrative and general expenses declined to 22.9% of sales during the quarter, compared with 23.4% in 1998. The Company is benefiting from coalition consolidation savings, while higher spending in information systems was offset by lower advertising spending.

Other operating expense consists of goodwill amortization expense, offset by net royalty income. Royalty income declined in 1999 from the conversion of certain formerly licensed businesses to owned operations.

Net interest expense increased in 1999 due to higher short-term borrowings in 1999.

The effective income tax rate for the three months of 1999 was 38.5%, based on the expected rate for the year, compared with 40.0% in the 1998 quarter. The expected rate for 1999 is consistent with the rate for the full year 1998.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                     APRIL 3       JANUARY 2       APRIL  4
                                      1999           1999            1998
                                    -------        -------         -------
                                             (Dollars in millions)
Working capital                    $ 786.0         $ 815.1         $ 764.9

Current ratio                      1.6 to 1        1.8 to 1        1.7 to 1

Debt to total capital                 32.2%           27.1%           28.6%

Accounts receivable balances at the end of the first quarter of 1999 include those of businesses acquired. Excluding these acquisitions, receivables are comparable to the prior year level and are higher than at the end of 1998 due to seasonal sales patterns.

Inventories at the end of the first quarter of 1999 include those of businesses acquired. Excluding these acquisitions, inventories are slightly higher than at the end of 1998 due to seasonal sales patterns and also 4% higher than at the end of the first quarter of 1998.

Intangible assets increased during 1999 due to four business acquisitions during the first quarter.

The increase in short-term borrowings relates to higher seasonal working capital requirements and to the 1999 business acquisitions.

During the first quarter of 1999, the Company repurchased 429,000 shares of its Common Stock in open market transactions for a total cost of $20.1 million. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 1.5 million common shares.

YEAR 2000 READINESS STATEMENT

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

Senior management of the Company has established a task force to address Year 2000 issues and regularly reviews its progress with the Board of Directors. The task force activities relate to four broad business categories: (1) infrastructure; (2) applications software; (3) processors embedded in machinery and equipment used in the Company's manufacturing, distribution and administrative operations; and (4) significant third party vendors, service providers and customers. Actions common to evaluation of Year 2000 issues in each of these business categories include:

      *     Inventorying all date-sensitive systems and equipment

      * Assessing compliance and assigning priorities to items identified as not being compliant

      *     Repairing or replacing items identified as not being compliant

      *     Testing converted systems and equipment

Infrastructure: This category relates to mainframe, personal computer and network hardware, as well as operating system software. Approximately 85% of the actions required for this category have been completed at April 3, 1999. Substantially all hardware and related operating systems are expected to be fully compliant by the end of the second quarter of 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced and is scheduled to be substantially complete by the end of the second quarter.

Applications software: This refers to computer software programs, whether internally developed or purchased from outside parties. Approximately 90% of such software systems are compliant at April 3, 1999. Substantially all of the remaining software is expected to be fully compliant by the end of the second quarter of 1999; the balance is expected to be fully compliant by the end of the third quarter of 1999. The testing phase is scheduled to be completed for all critical applications during the third quarter of 1999.

Processors: The Company has completed the inventory of all processors embedded in the Company's critical manufacturing, distribution and administrative equipment. The compliance assessment is expected to be completed during the second quarter of 1999. The hardware or software is remediated, upgraded or replaced as Year 2000 issues are noted. The testing phase is ongoing and is scheduled to be substantially completed during the second quarter of 1999.

Third Parties: The Company has initiated formal communications with all of its significant vendors, service providers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The communication and evaluation process is ongoing and includes visits with certain critical third parties through the third quarter of 1999.

In addition, contingency plans to mitigate the possible disruption of business operations are being developed as the testing phase and third party assessments are completed. Contingency plans will be substantially completed during the third quarter of 1999 and will continue to be evaluated and modified as additional information becomes available.

The Company expects substantially all of its critical systems to be compliant by the middle of 1999, with remaining systems compliant by the end of the third quarter. However, it is possible that all Year 2000 problems may not be identified or corrected or that third parties with which the Company has significant relationships will not resolve all of their Year 2000 issues. With the investigation and remediation of Year 2000 issues as scheduled, the Company expects to reduce significantly the level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party relationships. Also, since the Company conducts business with numerous vendors, has numerous manufacturing and distribution facilities around the world and has a broad customer base, the Company believes that the possibility of significant interruptions of normal operations should be reduced. Nevertheless, if there were serious systems failures by the Company or its third party relationships, they could have a material adverse effect on the Company's financial position or results of operations.

The estimated total cost of resolving the Year 2000 issues, including internal personnel and outside vendors and consultants, is approximately $27 million over the period 1997 through 1999, of which $23 million has been spent through April 3, 1999. These costs are being expensed as incurred.

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 20, 1999, the following three nominees to the Board of Directors were elected to serve until the 2002 Annual Meeting:

                             Votes For         Votes Withheld
                             ---------         --------------
Ursula F. Fairbairn        104,016,922            744,680
Barbara S. Feigin          104,028,577            733,025
Mackey J. McDonald         103,751,517          1,010,085

The proposal to reapprove certain material terms of the Company's Executive Incentive Compensation Plan was approved by the shareholders. The vote was 101,289,915 for, 2,847,355 against, and 624,332 abstaining. Also, the proposal to amend and reapprove the 1996 Stock Compensation Plan was approved by the shareholders. The vote was 97,159,649 for, 6,895,867 against, and 706,086 abstaining.

Item 6 - Exhibits and Reports on Form 8-K

            (a)   Exhibit 27 - Financial data schedule as of April 3, 1999

            (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended April 3, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              V.F. CORPORATION
                                              -----------------
                                                (Registrant)



                                              By:  /s/ Robert K. Shearer
                                                   ---------------------
                                                   Robert K. Shearer
                                                   Vice President - Finance
                                                   (Chief Financial Officer)


Date: May 7, 1999

                                              By:  /s/ Timothy R. Wheeler
                                                   ---------------------
                                                   Timothy R. Wheeler
                                                   Vice President - Controller
                                                   (Chief Accounting Officer)