Form 10-Q
period 1999-07-03
V F CORP /PA/
filed 1999-08-17
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 3, 1999

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

                                 (336) 547-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                     --   --
On July 31, 1999, there were 118,883,706 shares of Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX





                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                Consolidated Statements of Income -
                Three months and six months ended July 3, 1999 and
                July 4, 1998..........................................    3

                Consolidated Balance Sheets - July 3, 1999,
                January 2, 1999 and July 4, 1998......................    4

                Consolidated Statements of Cash Flows -
                Six months ended July 3, 1999 and
                July 4, 1998..........................................    5

                Notes to Consolidated Financial Statements............    6

    Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................    9



PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K.........................   13

                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                     ----------------------------      ----------------------------
                                        JULY 3           JULY 4           JULY 3           JULY 4
                                         1999             1998             1999             1998
                                     -----------      -----------      -----------      -----------
NET SALES                            $ 1,364,830      $ 1,350,319      $ 2,723,074      $ 2,676,524

COSTS AND OPERATING EXPENSES
       Cost of products sold             902,895          894,363        1,793,669        1,767,343
       Marketing, administrative
            and general expenses         314,193          298,527          624,737          608,439
       Other operating expense             3,032            1,361            6,006            1,760
                                     -----------      -----------      -----------      -----------
                                       1,220,120        1,194,251        2,424,412        2,377,542

OPERATING INCOME                         144,710          156,068          298,662          298,982

OTHER INCOME (EXPENSE)
       Interest income                     1,214            1,457            3,227            3,259
       Interest expense                  (18,379)         (15,699)         (35,044)         (30,595)
       Miscellaneous, net                  1,073              151              904              507
                                     -----------      -----------      -----------      -----------
                                         (16,092)         (14,091)         (30,913)         (26,829)
                                     -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES               128,618          141,977          267,749          272,153

INCOME TAXES                              49,036           55,196          102,601          107,266
                                     -----------      -----------      -----------      -----------

NET INCOME                           $    79,582      $    86,781      $   165,148      $   164,887
                                     ===========      ===========      ===========      ===========


EARNINGS PER COMMON SHARE
       Basic                         $      0.65      $      0.70      $      1.35      $      1.33
       Diluted                              0.64             0.69             1.33             1.31

CASH DIVIDENDS PER COMMON SHARE      $      0.21      $      0.20      $      0.42      $      0.40

See notes to consolidated financial statements.

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                     JULY 3          JANUARY 2         JULY 4
                                                      1999             1999             1998
                                                   -----------      -----------      -----------
ASSETS

CURRENT ASSETS
      Cash and equivalents                         $    83,465      $    63,208      $    70,211
      Accounts receivable, less allowances:
            July 3 - $52,721; Jan 2 - $52,011;
            July 4 - $48,179                           835,939          705,734          854,915
      Inventories:
            Finished products                          623,667          552,729          525,292
            Work in process                            220,682          185,929          193,994
            Materials and supplies                     187,227          215,349          180,741
                                                   -----------      -----------      -----------
                                                     1,031,576          954,007          900,027

      Other current assets                             149,409          125,203          149,299
                                                   -----------      -----------      -----------
            Total current assets                     2,100,389        1,848,152        1,974,452

PROPERTY, PLANT & EQUIPMENT                          1,773,145        1,711,131        1,647,119
      Less accumulated depreciation                    972,438          935,040          896,571
                                                   -----------      -----------      -----------
                                                       800,707          776,091          750,548

INTANGIBLE ASSETS                                      967,182          951,562          929,460

OTHER ASSETS                                           318,686          260,861          251,910
                                                   -----------      -----------      -----------

                                                   $ 4,186,964      $ 3,836,666      $ 3,906,370
                                                   ===========      ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Short-term borrowings                        $   562,040      $   244,910      $   419,166
      Current portion of long-term debt                    833              969              802
      Accounts payable                                 314,597          341,126          327,175
      Accrued liabilities                              436,960          446,001          471,520
                                                   -----------      -----------      -----------
            Total current liabilities                1,314,430        1,033,006        1,218,663

LONG-TERM DEBT                                         520,220          521,657          517,682

OTHER LIABILITIES                                      191,851          181,750          170,991

REDEEMABLE PREFERRED STOCK                              52,886           54,344           55,313
DEFERRED CONTRIBUTIONS TO EMPLOYEE
      STOCK OWNERSHIP PLAN                             (17,283)         (20,399)         (23,291)
                                                   -----------      -----------      -----------
                                                        35,603           33,945           32,022

COMMON SHAREHOLDERS'  EQUITY
      Common Stock                                     119,196          119,466          121,528
      Additional paid-in capital                       829,256          801,511          791,833
      Accumulated other comprehensive income           (61,039)         (25,639)         (39,522)
      Retained earnings                              1,237,447        1,170,970        1,093,173
                                                   -----------      -----------      -----------
            Total common shareholders' equity        2,124,860        2,066,308        1,967,012
                                                   -----------      -----------      -----------

                                                   $ 4,186,964      $ 3,836,666      $ 3,906,370
                                                   ===========      ===========      ===========

See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                           ------------------------
                                                            JULY 3          JULY 4
                                                             1999            1998
                                                           ---------      ---------
OPERATIONS
       Net income                                          $ 165,148      $ 164,887
       Adjustments to reconcile net income to
            cash provided by operations:
            Depreciation                                      65,931         65,198
            Amortization of intangible assets                 16,681         16,115
            Other, net                                       (25,110)        (4,566)
            Changes in current assets and liabilities:
                 Accounts receivable                        (118,672)      (210,526)
                 Inventories                                 (19,679)       (25,770)
                 Accounts payable                            (36,657)       (14,252)
                 Other, net                                  (43,374)       (35,792)
                                                           ---------      ---------
            Cash provided (used) by operations                 4,268        (44,706)

INVESTMENTS
       Capital expenditures                                  (90,051)      (105,503)
       Business acquisitions                                (117,133)      (235,303)
       Other, net                                             (6,622)        18,480
                                                           ---------      ---------
            Cash invested                                   (213,806)      (322,326)

FINANCING
       Increase in short-term borrowings                     303,885        382,667
       Proceeds from long-term debt                                0          1,000
       Payment of long-term debt                              (1,085)          (532)
       Purchase of Common Stock                              (45,571)       (58,580)
       Cash dividends paid                                   (52,052)       (50,481)
       Proceeds from issuance of stock                        23,479         38,361
       Other, net                                              1,139            714
                                                           ---------      ---------
            Cash provided by financing                       229,795        313,149
                                                           ---------      ---------

NET CHANGE IN CASH AND EQUIVALENTS                            20,257        (53,883)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                      63,208        124,094
                                                           ---------      ---------

CASH AND EQUIVALENTS - END OF PERIOD                       $  83,465      $  70,211
                                                           =========      =========

See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 3, 1999 are not necessarily indicative of results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

NOTE B - ACQUISITIONS

During the first quarter of 1999, the Company acquired a majority interest in the business of its former licensee for the Wrangler and JanSport brands in Chile, Peru and Bolivia. The Company also acquired the operating assets of Fibrotek Industries, Inc. and the common stock of Todd Uniform, Inc. and of Horace Small Holdings Corporation. These acquisitions for an aggregate cost of $117.1 million have been accounted for as purchases, and accordingly, operating results have been included in the financial statements from the dates of acquisition. The net assets of these companies are included based on preliminary allocations of the purchase prices, with approximately $47 million representing intangible assets. Final asset and liability valuations are not expected to have a material effect on the financial statements.

The following pro forma results of operations assume that these businesses had been acquired at the beginning of 1998 (in thousands, except per share amounts):

                                     Second Quarter                  Six Months
                               -------------------------     -------------------------
                                  1999           1998           1999           1998
                               ----------     ----------     ----------     ----------
Net sales                      $1,364,830     $1,395,815     $2,769,208     $2,778,592
Net income                         79,582         85,719        164,507        162,981

Earnings per common share:
      Basic                    $     0.65     $     0.69     $     1.35     $     1.32
      Diluted                        0.64           0.68           1.33           1.29

NOTE C - BUSINESS SEGMENT INFORMATION

                                                   Second Quarter                     Six Months
                                            ----------------------------      ----------------------------
                                               1999             1998             1999             1998
                                            -----------      -----------      -----------      -----------
(In thousands)
Net sales:
      Apparel                               $ 1,033,043      $ 1,049,837      $ 2,144,884      $ 2,138,351
      All Other                                 331,787          300,482          578,190          538,173
                                            -----------      -----------      -----------      -----------

Consolidated net sales                      $ 1,364,830      $ 1,350,319      $ 2,723,074      $ 2,676,524
                                            ===========      ===========      ===========      ===========

Segment profit:
      Apparel                               $   138,145      $   160,234      $   305,726      $   317,526
      All Other                                  42,904           31,679           64,907           49,321
                                            -----------      -----------      -----------      -----------
      Total segment profit                      181,049          191,913          370,633          366,847
Interest, net                                   (17,165)         (14,242)         (31,817)         (27,336)
Amortization of intangible assets                (8,429)          (8,071)         (16,681)         (16,115)
Corporate and other expenses                    (26,837)         (27,623)         (54,386)         (51,243)
                                            -----------      -----------      -----------      -----------

Consolidated income before income taxes     $   128,618      $   141,977      $   267,749      $   272,153
                                            ===========      ===========      ===========      ===========

NOTE D - EARNINGS PER SHARE

Earnings per share are computed as follows (in thousands, except per share amounts):

                                                        Second Quarter              Six Months
                                                    ---------------------     ---------------------
                                                      1999         1998         1999         1998
                                                    --------     --------     --------     --------
Basic earnings per share:
      Net income                                    $ 79,582     $ 86,781     $165,148     $164,887
      Less Preferred Stock dividends and
          redemption premium                           1,802        1,554        3,682        3,139
                                                    --------     --------     --------     --------
      Net income available for Common Stock         $ 77,780     $ 85,227     $161,466     $161,748
                                                    ========     ========     ========     ========

      Weighted average Common
          Stock outstanding                          119,447      121,643      119,418      121,447
                                                    ========     ========     ========     ========

      Basic earnings per share                      $   0.65     $   0.70     $   1.35     $   1.33
                                                    ========     ========     ========     ========


Diluted earnings per share:
      Net income                                    $ 79,582     $ 86,781     $165,148     $164,887
      Increased ESOP expense if Preferred Stock
          were converted to Common Stock                 264          290          530          579
                                                    --------     --------     --------     --------
      Net income available for Common Stock
          and dilutive securities                   $ 79,318     $ 86,491     $164,618     $164,308
                                                    ========     ========     ========     ========

      Weighted average Common Stock outstanding      119,447      121,643      119,418      121,447
      Additional Common Stock resulting from
          dilutive securities:
          Preferred Stock                              2,741        2,867        2,758        2,878
          Stock options and other                      1,294        1,495        1,267        1,404
                                                    --------     --------     --------     --------
      Weighted average Common Stock and
          dilutive securities outstanding            123,482      126,005      123,443      125,729
                                                    ========     ========     ========     ========

      Diluted earnings per share                    $   0.64     $   0.69     $   1.33     $   1.31
                                                    ========     ========     ========     ========

NOTE E - COMPREHENSIVE INCOME

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows (in thousands):

                                                        Second Quarter                  Six Months
                                                    ----------------------      ------------------------
                                                      1999          1998           1999           1998
                                                    --------      --------      ---------      ---------
Net income as reported                              $ 79,582      $ 86,781      $ 165,148      $ 164,887

Other comprehensive income:
      Foreign currency translation adjustments,
          net of income taxes                        (15,787)         (230)       (35,400)        (3,412)
                                                    --------      --------      ---------      ---------

Comprehensive income                                $ 63,795      $ 86,551      $ 129,748      $ 161,475
                                                    ========      ========      =========      =========

The significant change in foreign currency translation adjustments in the 1999 periods is due to the strengthening of the U.S. dollar in relation to the currencies of most European countries where the Company has operations.

NOTE F - CAPITAL

At July 3, 1999, there were 300,000,000 authorized shares of Common Stock, no par value - stated capital $1 per share. At July 3, 1999, there were 119,195,507 shares outstanding, excluding 18,385,851 treasury shares. At January 2, 1999 and July 4, 1998, there were 119,466,101 and 121,528,272 shares outstanding, excluding 17,367,269 and 15,021,670 treasury shares, respectively. For financial accounting purposes, treasury shares presented above include shares of VF Common Stock held in trust for deferred compensation plans, as follows:
248,899 shares at July 3, 1999 and 232,899 shares at January 2, 1999.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,712,895 shares were outstanding at July 3, 1999, 1,760,119 at January 2, 1999 and 1,791,504 at July 4, 1998.

NOTE G - REVOLVING CREDIT AGREEMENT

Subsequent to the end of the second quarter, the Company entered into a new $750.0 million unsecured revolving credit agreement, which replaces the prior agreement that was scheduled to expire in October 1999. Terms are substantially the same as the prior credit agreement.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated sales increased 1% for the second quarter and 2% for the six months ended July 3, 1999, compared with the comparable periods of 1998. During the quarter, the Company announced the discontinuation of the Jantzen women's sportswear business; provisions for inventory losses and other costs approximated $12 million ($.06 per share).

Sales in the Company's "growth" category businesses - - jeanswear, domestic intimate apparel, workwear and daypacks, where investments are focused to achieve sales increases - - advanced by $51 million or 5% for the 1999 quarter and $109 million or 5% for the six month period, including acquisitions for both periods. Domestic jeanswear sales declined 6% for the quarter and 2% for the six month period, primarily due to a shift in timing of shipments, versus prior year comparisons, of seasonal jeans products from the second to the third quarter. In addition, jeanswear consolidation efforts created short-term shipping difficulties, which were resolved by the end of the quarter. Domestic intimate apparel sales advanced 4% for the quarter and 6% for the six month period, with continuing growth in the Vassarette brand and private label businesses. International jeans sales and workwear sales advanced in 1999, due to businesses acquired since the end of the 1998 quarter. Sales in the Company's "maintenance" category businesses - - knitwear, international intimates, playwear and swimwear, where efforts are focused on increased profit ability - - declined by $36 million or 14% for the second quarter and $62 million or 11% for the six month period due to declines in knitwear sales and elimination of unprofitable playwear product lines.

Gross margins were 33.8% of sales in the quarter and 34.1% in the six months, compared with 33.8% and 34.0% in the 1998 periods. Gross margins improved in most businesses due to the continuing shift to lower cost sourcing, lower raw material costs and improved operating efficiencies. Overall, however, gross margin percentages were basically flat for the quarter and six month periods due to the effects of costs related to closing the Jantzen women's sportswear business in the second quarter of 1999.

Marketing, administrative and general expenses were 23.0% of sales during the quarter and 22.9% in the six months, compared with 22.1% and 22.7% in the 1998 periods. The increases in marketing, administrative and general expenses for the 1999 periods relate to increased spending for information systems, partially offset by lower advertising spending.

Other operating expense consists of amortization of intangible assets, offset by net royalty income. Amortization of intangible assets increased in 1999 due to the recent acquisitions, and royalty income declined in 1999 from the conversion of certain formerly licensed businesses to owned operations.

Net interest expense increased in 1999 due to higher short-term borrowings.

The effective income tax rate for the six months of 1999 was 38.3%, based on the expected rate for the year, compared with 39.4% in the prior year. The expected rate for 1999 is consistent with the rate for the full year 1998.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                   July 3     January 2     July 4
                                    1999        1999         1998
                                  ---------   ---------   ---------
                                        (Dollars in millions)
         Working capital          $   786.0   $   815.1   $   755.8

         Current ratio             1.6 to 1    1.8 to 1    1.6 to 1

         Debt to total capital         33.7%       27.1%       32.3%

Accounts receivable balances at the end of the second quarter of 1999 include those of businesses acquired. Receivables are higher than at the end of 1998 due to seasonal sales patterns.

Inventories at the end of the second quarter of 1999 include those of businesses acquired. Excluding these acquisitions, inventories are slightly higher than at the end of 1998 due to seasonal sales patterns and also 5% higher than at the end of the second quarter of 1998 due in part to the timing of domestic jeanswear shipments (as previously discussed).

Intangible assets increased during 1999 due to four business acquisitions during the first quarter.

The increase in short-term borrowings since the end of 1998 relates to higher seasonal working capital requirements and to the 1999 business acquisitions.

During the first six months of 1999, the Company repurchased 1,000,000 shares of its Common Stock in open market transactions for a total cost of $45.6 million. At July 3, 1999, there were 1.0 million shares remaining under the existing authorization. Subsequent to that date, the Board of Directors authorized the Company to purchase up to an additional 10.0 million shares.

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

         * Inventorying all date-sensitive systems and equipment

         * Assessing compliance and assigning priorities to items identified as not being compliant

         * Repairing or replacing items identified as not being compliant

         * Testing converted systems and equipment

Infrastructure: This category relates to mainframe, personal computer and network hardware, as well as operating system software. Substantially all hardware and related operating systems are fully compliant at July 3, 1999; the balance is expected to be fully compliant by the end of the third quarter of 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced and is substantially complete.

Applications software: This refers to computer software programs, whether internally developed or purchased from outside parties. Approximately 96% of such software systems are compliant at July 3, 1999. All remaining software is expected to be fully compliant by the end of the third quarter of 1999. The testing phase is scheduled to be completed for all critical applications during the third quarter of 1999.

Processors: The Company has completed the inventory and assessment of all processors embedded in the Company's critical manufacturing, distribution and administrative equipment. Substantially all of the hardware or software has been remediated, upgraded or replaced as Year 2000 issues were noted. The upgrade of all remaining processors will be completed during the third quarter. The testing phase is ongoing and is scheduled to be completed during the third quarter of 1999.

Third Parties: The Company has initiated formal communications with all of its significant vendors, service providers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Substantially all of the Company's significant vendors, service providers and financial institutions have responded to the Company's survey. Of those that have responded, 97% of the Company's significant vendors and service providers and 98% of the financial institutions have indicated that they either are compliant or expect to be compliant by the end of the third quarter of 1999. The majority of the remainder is expected to be compliant by the end of 1999. The communication and evaluation process is ongoing.

In addition, contingency plans to mitigate the possible disruption of business operations are being developed as the testing phase and third party assessments are completed. Contingency plans will be substantially completed during the third quarter of 1999 and will continue to be evaluated and modified as additional information becomes available.

The Company expects all internal systems to be compliant by the end of the third quarter. However, it is possible that all Year 2000 problems may not be identified or corrected or that third parties with which the Company has significant relationships will not resolve all of their Year 2000 issues. The Company expects that the most reasonably likely Year 2000 worst case scenario is that its manufacturing infrastructure would not be able to provide an uninterrupted flow of product due to suppliers' systems failures or disruptions in utility or government services. Based on our contingency planning efforts, by the end of the third quarter we will determine which suppliers appear to be at risk of noncompliance. Responsive actions will include accelerating purchases of supplies, accelerating production of inventory or, if necessary, arranging for alternative suppliers to reduce this risk. Because the Company conducts business with numerous vendors and has numerous manufacturing facilities around the world, the Company believes that significant interruptions of normal operations are unlikely and, in any event, would likely be short-term nature. Nevertheless, if there were serious systems failures by the Company or its third party relationships, they could have a material adverse effect on the Company's financial position or results of operations.

The estimated total cost of resolving the Year 2000 issues, including internal personnel and outside vendors and consultants, is approximately $27 million over the period 1997 through 1999, of which $25 million has been spent through July 3, 1999. These costs are being expensed as incurred.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

                  (a)      Exhibit 10 - 1996 Stock Compensation Plan, as amended

                           Exhibit 27 - Financial data schedule as of July 3,
                           1999

                  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended July 3, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     V.F. CORPORATION
                                          --------------------------------------
                                                       (Registrant)



                                          By:  /s/ Robert K. Shearer
                                               ---------------------------------
                                                Robert K. Shearer
                                                Vice President - Finance
                                                (Chief Financial Officer)


Date: August 16, 1999
                                          By:  /s/ Peter E. Keene
                                               ---------------------------------
                                                Peter E. Keene
                                                Vice President - Controller
                                                   (Chief Accounting Officer)