Form 10-Q
period 1999-10-02
V F CORP /PA/
filed 1999-11-16
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 2, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

On October 30, 1999, there were 118,117,536 shares of Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX





                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                Consolidated Statements of Income -
                Three months and nine months ended October 2, 1999 and
                October 3, 1998.............................................   3

                Consolidated Balance Sheets - October 2, 1999,
                January 2, 1999 and October 3, 1998.........................   4

                Consolidated Statements of Cash Flows -
                Nine months ended October 2, 1999 and
                October 3, 1998.............................................   5

                Notes to Consolidated Financial Statements..................   6

    Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................   9



PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K...............................  13

                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                       ------------------------------        ------------------------------
                                        OCTOBER 2         OCTOBER 3          OCTOBER 2           OCTOBER 3
                                          1999               1998               1999               1998
                                       -----------        -----------        -----------        -----------
NET SALES                              $ 1,464,856        $ 1,458,780        $ 4,187,930        $ 4,135,304

COSTS AND OPERATING EXPENSES
       Cost of products sold               961,943            944,672          2,755,612          2,712,015
       Marketing, administrative
            and general expenses           313,532            304,464            938,269            912,903
       Other operating expense               3,038              3,180              9,044              4,940
                                       -----------        -----------        -----------        -----------
                                         1,278,513          1,252,316          3,702,925          3,629,858
                                       -----------        -----------        -----------        -----------

OPERATING INCOME                           186,343            206,464            485,005            505,446

OTHER INCOME (EXPENSE)
       Interest income                       1,299              1,772              4,526              5,031
       Interest expense                    (18,787)           (15,975)           (53,831)           (46,570)
       Miscellaneous, net                      368                687              1,272              1,194
                                       -----------        -----------        -----------        -----------
                                           (17,120)           (13,516)           (48,033)           (40,345)
                                       -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                 169,223            192,948            436,972            465,101

INCOME TAXES                                65,327             73,333            167,928            180,599
                                       -----------        -----------        -----------        -----------

NET INCOME                             $   103,896        $   119,615        $   269,044        $   284,502
                                       ===========        ===========        ===========        ===========


EARNINGS PER COMMON SHARE
       Basic                           $      0.87        $      0.98        $      2.22        $      2.31
       Diluted                                0.85               0.96               2.19               2.26

CASH DIVIDENDS PER COMMON SHARE        $      0.21        $      0.20        $      0.63        $      0.60

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         OCTOBER 2         JANUARY 2           OCTOBER 3
                                                           1999               1999               1998
                                                        -----------        -----------        -----------

ASSETS

CURRENT ASSETS
      Cash and equivalents                              $    81,783        $    63,208        $    65,185
      Accounts receivable, less allowances:
            October 2 - $54,498; Jan 2 - $52,011;
            October 3 - $50,268                             829,239            705,734            828,979
      Inventories:
            Finished products                               616,425            552,729            538,391
            Work in process                                 198,479            185,929            199,869
            Materials and supplies                          190,359            215,349            178,377
                                                        -----------        -----------        -----------
                                                          1,005,263            954,007            916,637

      Other current assets                                  155,701            125,203            151,509
                                                        -----------        -----------        -----------
            Total current assets                          2,071,986          1,848,152          1,962,310

PROPERTY, PLANT AND EQUIPMENT                             1,789,059          1,711,131          1,676,487
      Less accumulated depreciation                         987,431            935,040            917,476
                                                        -----------        -----------        -----------
                                                            801,628            776,091            759,011

INTANGIBLE ASSETS                                           998,020            951,562            942,906

OTHER ASSETS                                                310,702            260,861            232,305
                                                        -----------        -----------        -----------

                                                        $ 4,182,336        $ 3,836,666        $ 3,896,532
                                                        ===========        ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Short-term borrowings                             $   462,083        $   244,910        $   233,715
      Current portion of long-term debt                         583                969                844
      Accounts payable                                      333,998            341,126            353,735
      Accrued liabilities                                   486,889            446,001            572,255
                                                        -----------        -----------        -----------
            Total current liabilities                     1,283,553          1,033,006          1,160,549

LONG-TERM DEBT                                              523,057            521,657            518,574

OTHER LIABILITIES                                           186,069            181,750            166,528

REDEEMABLE PREFERRED STOCK                                   52,270             54,344             54,891
DEFERRED CONTRIBUTIONS TO EMPLOYEE
      STOCK OWNERSHIP PLAN                                  (15,780)           (20,399)           (21,859)
                                                        -----------        -----------        -----------
                                                             36,490             33,945             33,032

COMMON SHAREHOLDERS'  EQUITY
      Common Stock                                          117,918            119,466            120,149
      Additional paid-in capital                            830,665            801,511            792,551
      Accumulated other comprehensive income                (59,784)           (25,639)           (30,006)
      Retained earnings                                   1,264,368          1,170,970          1,135,155
                                                        -----------        -----------        -----------
            Total common shareholders' equity             2,153,167          2,066,308          2,017,849
                                                        -----------        -----------        -----------

                                                        $ 4,182,336        $ 3,836,666        $ 3,896,532
                                                        ===========        ===========        ===========

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 NINE MONTHS ENDED
                                                            --------------------------
                                                            OCTOBER 2        OCTOBER 3
                                                              1999             1998
                                                            ---------        ---------
OPERATIONS
      Net income                                            $ 269,044        $ 284,502
      Adjustments to reconcile net income to
           cash provided by operations:
           Depreciation                                       100,540           97,480
           Amortization of intangible assets                   24,890           24,277
           Other, net                                         (22,763)             380
           Changes in current assets and liabilities:
                Accounts receivable                          (108,129)        (172,099)
                Inventories                                    18,579          (32,312)
                Accounts payable                              (22,954)           6,615
                Other, net                                     (2,426)          59,021
                                                            ---------        ---------
           Cash provided by operations                        256,781          267,864

INVESTMENTS
      Capital expenditures                                   (126,425)        (146,306)
      Business acquisitions                                  (156,197)        (250,785)
      Other, net                                              (11,115)          19,223
                                                            ---------        ---------
           Cash invested                                     (293,737)        (377,868)

FINANCING
      Increase in short-term borrowings                       203,409          191,165
      Proceeds from long-term debt                              1,032            1,000
      Payment of long-term debt                                (1,979)            (620)
      Purchase of Common Stock                                (97,478)        (105,045)
      Cash dividends paid                                     (77,745)         (75,578)
      Proceeds from issuance of stock                          24,963           38,950
      Other, net                                                3,329            1,223
                                                            ---------        ---------
           Cash provided by financing                          55,531           51,095
                                                            ---------        ---------

NET CHANGE IN CASH AND EQUIVALENTS                             18,575          (58,909)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                       63,208          124,094
                                                            ---------        ---------

CASH AND EQUIVALENTS - END OF PERIOD                        $  81,783        $  65,185
                                                            =========        =========

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 2, 1999 are not necessarily indicative of results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

NOTE B - ACQUISITIONS

During the third quarter of 1999, the Company acquired certain operating assets of its former licensees for the Wrangler and Lee brands in Argentina. The Company also acquired a group of companies that own exclusive rights to manufacture and market the UFO brand, the leading jeans brand in Argentina. During the first quarter of 1999, the Company acquired a majority interest in the business of its former licensee for the Wrangler and JanSport brands in Chile, Peru and Bolivia. The Company also acquired the operating assets of Fibrotek Industries, Inc. and the common stock of Todd Uniform, Inc. and of Horace Small Holdings Corporation. These acquisitions, costing $160.0 million in total, have been accounted for as purchases, and accordingly, operating results have been included in the financial statements from the dates of acquisition. The net assets of these companies are included based on preliminary allocations of the purchase prices, with approximately $69 million representing intangible assets to be amortized over periods ranging from 20 to 40 years. Final asset and liability valuations are not expected to have a material effect on the financial statements.

The following pro forma results of operations assume that these businesses had been acquired at the beginning of 1998 (in thousands, except per share amounts):

                                                      Third Quarter                          Nine Months
                                              ------------------------------       --------------------------------
                                                 1999              1998                1999               1998
                                              -----------       ------------       -------------      -------------
Net sales                                     $1,470,311        $ 1,519,820        $  4,251,342       $  4,315,672
Net income                                       101,694            118,411             265,899            280,233

Earnings per common share:
      Basic                                        $0.85              $0.97               $2.19              $2.28
      Diluted                                       0.83               0.95                2.16               2.23

NOTE C - BUSINESS SEGMENT INFORMATION

                                                              Third Quarter                          Nine Months
                                                      ------------------------------       ---------------------------------
                                                         1999              1998                1999               1998
                                                      ------------      ------------       -------------      --------------
(In thousands)
Net sales:
      Apparel                                         $ 1,107,285       $ 1,124,164        $  3,252,169       $  3,262,515
      All Other                                           357,571           334,616             935,761             872,789
                                                      ------------      ------------       -------------      --------------

Consolidated net sales                                $ 1,464,856       $ 1,458,780        $  4,187,930       $   4,135,304
                                                      ============      ============       =============      ==============

Segment profit:
      Apparel                                         $   166,902       $   197,089        $    472,628       $     514,615
      All Other                                            43,866            41,513             108,773              90,834
                                                      ------------      ------------       -------------      --------------
      Total segment profit                                210,768           238,602             581,401             605,449
Interest, net                                            (17,488)          (14,203)            (49,305)            (41,539)
Amortization of intangible assets                         (8,209)           (8,162)            (24,890)            (24,277)
Corporate and other expenses                             (15,848)          (23,289)            (70,234)            (74,532)
                                                      ------------      ------------       -------------      --------------

Consolidated income before income taxes               $   169,223       $   192,948        $    436,972       $     465,101
                                                      ============      ============       =============      ==============

NOTE D - EARNINGS PER SHARE

Earnings per share are computed as follows (in thousands, except per share amounts):

                                                                Third Quarter                          Nine Months
                                                        ------------------------------       --------------------------------
                                                           1999              1998                1999               1998
                                                        ------------      ------------       -------------      -------------
Basic earnings per share:
      Net income                                        $   103,896       $   119,615        $    269,044       $    284,502
      Less Preferred Stock dividends and
          redemption premium                                  1,536             1,366               5,218              4,505
                                                        ------------      ------------       -------------      -------------
      Net income available for Common Stock             $   102,360       $   118,249        $    263,826       $    279,997
                                                        ============      ============       =============      =============

      Weighted average Common
          Stock outstanding                                 118,229           120,843             119,013            121,083
                                                        ============      ============       =============      =============

      Basic earnings per share                                $0.87             $0.98               $2.22              $2.31
                                                        ============      ============       =============      =============


Diluted earnings per share:
      Net income                                        $   103,896       $   119,615        $    269,044       $    284,502
      Increased ESOP expense if Preferred Stock
          were converted to Common Stock                        265               290                 795                869
                                                        ------------      ------------       -------------      -------------
      Net income available for Common Stock
          and dilutive securities                       $   103,631       $   119,325        $    268,249       $    283,633
                                                        ============      ============       =============      =============

      Weighted average Common Stock outstanding             118,229           120,843             119,013            121,083
      Additional Common Stock resulting from
          dilutive securities:
          Preferred Stock                                     2,709             2,845               2,742              2,867
          Stock options and other                               769             1,137                 970              1,476
                                                        ------------      ------------       -------------      -------------
      Weighted average Common Stock and
          dilutive securities outstanding                   121,707           124,825             122,725            125,426
                                                        ============      ============       =============      =============

      Diluted earnings per share                              $0.85             $0.96               $2.19              $2.26
                                                        ============      ============       =============      =============

Outstanding options to purchase 3.7 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the three and nine months of 1999 because the option exercise prices were greater than the average market price of the Common Stock.

NOTE E - COMPREHENSIVE INCOME

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows (in thousands):

                                                               Third Quarter                          Nine Months
                                                       -------------------------------       -------------------------------
                                                           1999              1998                1999              1998
                                                       -------------      ------------       -------------      ------------
Net income as reported                                 $    103,896       $   119,615        $    269,044       $   284,502

Other comprehensive income:
      Foreign currency translation adjustments,
          net of income taxes                                 1,255             9,516            (34,145)             6,104
                                                       -------------      ------------       -------------      ------------

Comprehensive income                                   $    105,151       $   129,131        $    234,899       $   290,606
                                                       =============      ============       =============      ============

The significant change in foreign currency translation adjustments in the nine months of 1999 is due to the strengthening of the U.S. dollar in relation to the currencies of most European countries where the Company has operations.

NOTE F - CAPITAL

At October 2, 1999, January 2, 1999 and October 3, 1998, there were 118,207,536, 119,699,000 and 120,377,085 shares outstanding, respectively. Common shares outstanding are net of shares held in treasury of 19,426,952 at October 2, 1999, 17,134,370 at January 2, 1999 and 16,188,094 at October 3, 1998. In addition,
289,969, 232,899 and 228,825 shares of VF Common Stock held in trust for deferred compensation plans are treated as treasury stock for financial accounting purposes at each of the respective dates above.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,692,956 shares were outstanding at October 2, 1999, 1,760,119 at January 2, 1999 and 1,777,857 at October 3, 1998.

NOTE G - REVOLVING CREDIT AGREEMENT

On July 15, 1999, the Company entered into a new $750.0 million unsecured revolving credit agreement, which replaces the prior agreement that was scheduled to expire in October 1999. The new credit agreement expires on July 15, 2004.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales increased slightly for the third quarter and 1% for the nine months ended October 2, 1999, compared with the comparable periods of 1998.

Sales in the Company's "growth" category businesses - - jeanswear, domestic intimate apparel, workwear and daypacks, where investments are focused to achieve sales increases - - advanced by $44 million or 4% for the 1999 quarter and $153 million or 5% for the nine month period, including acquisitions for both periods.

Domestic jeanswear sales increased 1% for the quarter and declined 1% for the nine month period. Strong performance in the Company's mass channel jeanswear business was offset by weakness in mid-tier department store business, which is primarily in the Lee brand. International jeans sales declined by 7% for the quarter due to slowing demand for denim in Europe. International jeans sales increased 6% for the nine month period due primarily to acquisitions that anniversaried in the third quarter of 1999.

Domestic intimate apparel sales were flat for the quarter and advanced 3% for the nine month period, with continuing growth in the Vassarette brand. Workwear sales advanced in 1999, due to businesses acquired.

Sales in the Company's "maintenance" category businesses - - knitwear, international intimates, playwear and swimwear, where efforts are focused on increased profitability - - declined by $38 million or 12% for the third quarter and $100 million or 12% for the nine month period due to declines in knitwear sales and the elimination of unprofitable playwear product lines.

Gross margins were 34.3% of sales in the quarter and 34.2% in the nine months, compared with 35.2% and 34.4% in the 1998 periods. Gross margins improved in most businesses due to the continuing shift to lower cost sourcing, lower raw material costs and improved operating efficiencies. However, this improvement was offset by lower gross margins in the domestic Lee business and in European jeanswear due principally to lower than anticipated volumes and the resulting impact in expense absorption in product cost and operating expenses, and the need to reduce inventory levels closer to demand. In addition, the nine month results of 1999 include the cost of closing the Jantzen women's sportswear business.

Marketing, administrative and general expenses were 21.4% of sales during the quarter and 22.4% in the nine months, compared with 20.9% and 22.1% in the 1998 periods. The increases in marketing, administrative and general expenses for the 1999 periods relate to an increased investment in technology related to the Company's common systems implementation initiative and expense levels at recently acquired companies being higher than VF historical levels. These increases were partially offset by lower advertising spending.

Other operating expense includes amortization of intangible asset and net royalty income. For the nine months in 1999, amortization of intangible assets increased due to the recent acquisitions, and royalty income declined from the conversion of certain formerly licensed businesses to owned operations.

Net interest expense increased in 1999 due to higher short-term borrowings. The increase in short-term borrowings since the end of 1998 relates to higher seasonal working capital requirements and to the 1999 business acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                           October 2             January 2            October 3
                                             1999                  1999                 1998
                                             ----                  ----                 ----
                                                           (Dollars in millions)
         Working capital                    $788.4                $815.1                $801.8

         Current ratio                    1.6 to 1              1.8 to 1              1.7 to 1

         Debt to total capital                31.4%                 27.1%                 27.2%

Accounts receivable balances are higher than at the end of 1998 due to seasonal sales patterns.

Inventories at recently acquired companies are higher than historic VF levels. Excluding these inventories at acquired companies, levels at the end of the third quarter of 1999 are lower than the comparable period of 1998, but higher than year-end 1998 due to seasonal sales patterns.

Intangible assets increased during 1999 due to businesses acquired during the first nine months of the year.

During the first nine months of 1999, the Company repurchased 2,290,000 shares of its Common Stock in open market transactions for a total cost of $97.5 million. On July 20, 1999, the Board of Directors authorized the Company to purchase up to an additional 10.0 million shares. At October 2, 1999, there were
9.7 million shares remaining under the existing authorization.

The Company is exposed to a variety of market risks in the ordinary course of business, including the effects of changes in interest rates and foreign currency exchange rates. The Company regularly assesses these potential risks and has policies and procedures to manage these risks. The Company's exposure to these market risks is not material.

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

Senior management of the Company established a task force to address Year 2000 issues and has regularly reviewed its progress with the Board of Directors. The task force activities have related to four broad business categories: (1) infrastructure; (2) applications software; (3) processors embedded in machinery and equipment used in the Company's manufacturing, distribution and administrative operations; and (4) significant third party vendors, service providers and customers. Actions common to evaluation of Year 2000 issues in each of these business categories include:

         *        Inventorying all date-sensitive systems and equipment

         * Assessing compliance and assigning priorities to items identified as not being compliant

         *        Repairing or replacing items identified as not being compliant

         *        Testing converted systems and equipment

The following describes the current status in each of these areas.

INFRASTRUCTURE: This category relates to mainframe, personal computer and network hardware, as well as operating system software. Hardware and related operating systems are compliant, and the testing phase is complete as of October 30, 1999.

APPLICATIONS SOFTWARE: This refers to computer software programs, whether internally developed or purchased from outside parties. All such software systems are compliant at October 30, 1999. All critical applications have been tested, and no significant issues were detected in the testing.

PROCESSORS: The Company has completed the inventory and assessment of all processors embedded in the Company's critical manufacturing, distribution and administrative equipment. All noncompliant hardware or software has been remediated, upgraded or replaced. Critical equipment containing embedded processors has been tested as changes have been implemented.

THIRD PARTIES: The Company has initiated formal communications with all of its significant vendors, service providers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. All of the Company's significant vendors, service providers and financial institutions have responded to the Company. Of those that have responded, 97% of the Company's significant vendors and service providers and 99% of the financial institutions have indicated that they are either compliant or expected to be compliant by October 30, 1999. The remainder has indicated that they will be compliant by the end of 1999. The communication and evaluation process is ongoing.

In addition, contingency plans to mitigate the possible disruption of business operations were developed as the testing phase and third party assessments were being completed. Based on our contingency planning efforts, we have identified suppliers that appear to be at risk of noncompliance. Responsive actions include accelerating purchases of supplies, accelerating production of inventory and arranging for alternative suppliers to reduce this risk. The Company's contingency plans also include additional staffing levels to provide around-the-clock support and to test critical systems immediately after the Year 2000 rollover on January 1. Contingency plans are substantially complete at October 30, 1999 but will continue to be evaluated and modified as additional information becomes available.

The Company believes that all internal systems are currently compliant. However, it is possible that all Year 2000 problems may not have been identified or corrected or that third parties with which the Company has significant relationships will not resolve all of their Year 2000 issues. The Company expects that the most reasonably likely Year 2000 worst case scenario is that its manufacturing infrastructure would not be able to provide an uninterrupted flow of product due to suppliers' systems failures or disruptions in utility or government services. The Company conducts business with numerous vendors and has numerous manufacturing facilities around the world. However, the Company believes that significant interruptions of normal operations are unlikely and, in any event, would likely be short-term in nature. Nevertheless, if there were serious systems failures by the Company or its third party relationships, they could have a material adverse effect on the Company's financial position or results of operations.

The estimated total cost of resolving the Year 2000 issues, including internal personnel and outside vendors and consultants, is approximately $27 million over the period 1997 through 1999, of which $26 million has been spent through October 2, 1999. These costs are being expensed as incurred.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

                  (a) Exhibit 10(A) - 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 to Form S-8 Registration No. 333-84193)

                           Exhibit 10(B) - Revolving Credit Agreement, dated July 15, 1999

                           Exhibit 27 - Financial data schedule as of October 2, 1999

                  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended October 2, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          V.F. CORPORATION
                                                  (Registrant)



                                          By:  /s/ Robert K. Shearer
                                                Robert K. Shearer
                                                Vice President - Finance
                                                (Chief Financial Officer)


Date: November 15, 1999

                                          By:  /s/ Peter E. Keene
                                                Peter E. Keene
                                                Vice President - Controller
                                                   (Chief Accounting Officer)