Form 10-K405
period 2000-01-01
V F CORP /PA/
filed 2000-03-28
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended JANUARY 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 7, 2000, 115,114,495 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the common shares (based on the closing price of these shares on the New York Stock Exchange) of the registrant held by nonaffiliates was approximately $2.0 billion. In addition, 1,669,444 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 2,671,110 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant's Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended January 1, 2000 (Item 1 in Part I and Items 5, 6, 7, 7A and 8 in Part II).

Portions of the Proxy Statement dated March 23, 2000 for the Annual Meeting of Shareholders to be held on April 25, 2000 (Item 4A in Part I and Items 10, 11, 12 and 13 in Part III).

                                     PART I


ITEM 1.  BUSINESS

VF Corporation, through its operating subsidiaries, designs, manufactures and markets branded jeanswear, intimate apparel, children's playwear, occupational apparel, knitwear and other apparel. VF Corporation, organized in 1899, oversees the operations of its individual businesses, providing them with financial and administrative resources. Unless the context indicates otherwise, the term "Company" used herein means VF Corporation and its subsidiaries.

The Company manages its business through over two dozen consumer-focused marketing units that support specific brands. Management of the individual marketing units has the responsibility to build and develop their brands within guidelines established by Company management. Marketing units with generally similar products have been grouped together into three reportable business segments - Consumer Apparel, Occupational Apparel and All Other.

Certain financial information regarding the Company's three reportable segments, as well as geographic information and sales by product category, is included in Note N of the Company's consolidated financial statements in the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000 ("1999 Annual Report"), which is incorporated herein by reference.

CONSUMER APPAREL SEGMENT

         JEANSWEAR AND RELATED PRODUCTS

Jeanswear and related casual products are manufactured and marketed in the United States and in many international markets. In the United States, jeanswear products are manufactured and marketed under the LEE(R), WRANGLER(R), RUSTLER(R), RIDERS(R) and BRITTANIA(R) brands. The Company also offers cotton casual pants and shirts under the LEE CASUALS(R) and TIMBER CREEK BY WRANGLER(R) brands.

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

According to industry data, approximately 664 million pairs of jeans made of denim, twill, corduroy and other fabrics were sold in the United States in 1999, representing a 3.9% increase over 1998. This same data indicates that the Company currently has the largest combined unit market share at approximately 25%, with the WRANGLER, LEE and RUSTLER brands having the second, third and fourth largest unit shares of the jeans market in the United States, respectively.

In international markets, the Company's largest jeanswear operation is in Western Europe, where the Company manufactures and markets LEE, WRANGLER, MAVERICK(R) and OLD AXE(R) jeanswear and related products. LEE and WRANGLER jeanswear products are sold through department stores and specialty shops, while the MAVERICK and OLD AXE brands are sold to discount stores. Jeanswear in Europe and in most international markets is more of a fashion product and has a higher relative price than similar products in the United States. Jeanswear products are sold to retailers through the Company's sales forces and independent sales agents.

The LEE and WRANGLER brands are also marketed in Canada and Mexico. Additionally, over the last three years, the Company has converted several licensed operations in South America into owned operations. Currently, the Company manufactures and markets the WRANGLER and LEE brands in several South American countries through operations based in Brazil, Argentina and Chile. These products are sold through department and specialty stores. Also, in late 1999, the Company acquired a business that manufactures and markets the licensed UFO brand, a leading local jeans brand in Argentina and other countries.

The Company also manufactures and markets WRANGLER products in Japan and LEE products in China, and participates in joint ventures in Spain and Portugal. In foreign markets where the Company does not have owned operations, LEE and WRANGLER jeanswear and related products are marketed through distributors, agents or licensees.

      INTIMATE APPAREL

The Company manufactures and markets women's intimate apparel under the VANITY FAIR(R), LILY OF FRANCE(R) and the licensed OSCAR DE LA RENTA(R) labels for sales to domestic department and specialty stores. Products include bras, panties, daywear, shapewear, robes and sleepwear. During 1999, the Company introduced a line of sports bras under the licensed NIKE(R) label. In addition, the Company entered into a license agreement with Tommy Hilfiger Corporation to produce and distribute women's intimate apparel. This line of intimates will be in department stores for fall 2000 and will include bras, panties, daywear and shapewear.

Women's intimate apparel is also manufactured and marketed under the VASSARETTE(R), BESTFORM(R) AND EXQUISITE FORM(R) brands for sale to the discount store channel of distribution. The Company also has a significant private label lingerie business with various national chain and specialty stores in the United States. Most products are sold through the Company's sales force.

Women's intimate apparel is also manufactured and marketed to department and specialty stores under the LOU(R) and BOLERO(R) brand names primarily in France and under the GEMMA(R), INTIMA CHERRY(R) and BELCOR(R) brands in Spain. Intimate apparel is marketed in discount stores in France under the VARIANCE(R) brand. In 2000, the Company will begin marketing the VANITY FAIR, VASSARETTE, BESTFORM and EXQUISITE FORM brands in Europe.

      CHILDREN'S PLAYWEAR

Infant and children's apparel is manufactured and marketed in the United States under the HEALTHTEX(R) and LEE brands and under the licensed NIKE brand. Products are sold primarily to department and specialty stores. During 1999, the HEALTHTEX brand was made available over the internet through its website, www.healthtex.com, as the Company's first e-commerce initiative directly to consumers.

      SWIMWEAR

The Company designs, manufactures and markets an extensive line of women's swimwear under the JANTZEN(R) trademark and the licensed NIKE label. Products are sold primarily to department and specialty stores in the United States and Canada through the Company's sales force. The JANTZEN trademark is licensed to other companies in several foreign countries. Swimwear is also manufactured and marketed under various labels in Spain and France.

OCCUPATIONAL APPAREL SEGMENT

The Company produces occupational and career apparel sold under the RED KAP(R) label in the United States. Approximately two-thirds of sales are to industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Since industrial laundries maintain minimal inventories of work clothes, a supplier's ability to offer rapid delivery is an important factor in this market. The Company's commitment to customer service, supported by an automated central distribution center with several satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the RED KAP brand obtain a significant share of the industrial laundry rental business.

Through four acquisitions since the fourth quarter of 1998, the Company has expanded its product offerings to include restaurant apparel and linen products, customized business uniforms and "clean room" apparel. In addition, the Company markets safety apparel in the United States and Canada under the BULWARK(R) brand.

ALL OTHER SEGMENT

      KNITWEAR

The Company manufactures and markets knitted fleecewear and T-shirts in the United States. Blank fleece and T-shirt products are marketed under the LEE brand to wholesalers and garment screen-print operators. Approximately 40% of knitwear sales are for private label accounts, including NIKE, Inc. and various national chain, department and discount stores.

The Company also designs, manufactures and markets imprinted sports apparel under licenses granted by the four major American professional sports leagues, NASCAR and other parties. These sports apparel products for adults are distributed through department, sporting goods and athletic specialty stores under the LEE SPORT(R), NUTMEG(R) and CHASE AUTHENTICS(R) brands. CSA(R) branded products, primarily in children's sizes, are distributed through mass merchandisers and discount stores.

      DAYPACKS AND RELATED PRODUCTS

The Company manufactures and markets JANSPORT(R) brand daypacks sold through department and sports specialty stores and college bookstores in the United States and through department and specialty stores in Europe. WOLF CREEK(R) brand daypacks are marketed through discount stores in the United States. JANSPORT daypacks and bookbags have a leading brand share in the United States. JANSPORT branded fleece casualwear and T-shirts imprinted with college logos are sold through college bookstores. In addition, JANSPORT backpacking and mountaineering gear is sold through outdoor and sporting goods stores.

RAW MATERIALS AND MANUFACTURING

Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn. The Company also purchases thread and trim (buttons, zippers, snaps and lace) from numerous suppliers.

For most domestic operations, the Company purchases fabric, primarily from several domestic suppliers, against scheduled production. Purchased fabric is cut and sewn into finished garments in owned domestic and offshore manufacturing facilities. In addition, the Company contracts the sewing of products from independent contractors, primarily in foreign countries. To obtain a more balanced sourcing mix, an increasing percentage of production is in lower cost offshore plants, primarily in Mexico and the Caribbean Basin. By the end of 1999, approximately 65% of domestic sales were derived from products sewn outside the United States.

In the Company's domestic knitwear and a portion of its domestic intimate apparel businesses, operations are vertically integrated and include the entire process of converting yarn into finished garments. The Company knits purchased yarn into fabric in its facilities. The knit fabric is then dyed, finished and cut in domestic facilities before it is sewn into finished garments. For the knitwear operations, cotton yarn and cotton and synthetic blend yarn are purchased from a major textile company under a long-term supply agreement. Yarn is also available from numerous other sources.

For the Company's international businesses, fabric, thread and trim are purchased from several international suppliers. In the European jeanswear operations, fabric is cut and sewn into finished garments in owned plants in Malta, Poland and Turkey, with the balance (mostly tops) sourced from independent contractors. In intimate apparel, fabric is sewn into finished garments in owned plants in France, Spain and Tunisia, with the remainder manufactured by independent contractors. To obtain a more balanced sourcing mix, jeanswear and intimate apparel sourcing has been shifted from owned plants in Western Europe to lower cost owned and contracted production outside of Western Europe. At the end of 1999, approximately 43% of international sales were derived from Company-owned plants.

The Company did not experience difficulty in obtaining fabric and other raw materials to meet production needs during 1999 and does not anticipate difficulties in 2000. The loss of any one supplier would not have a significant adverse effect on the Company's business.

SEASONALITY

The apparel industry in the United States has four primary retail selling seasons -- Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. Sales to retailers generally precede the retail selling seasons, although demand peaks have been reduced in recent years as more products are being sold on a replenishment basis.

Overall, with its diversified product offerings, the Company's operating results are not highly seasonal. On a quarterly basis, consolidated net sales range from a low of approximately 23% of full year sales in the first quarter to a high of 27% in the third quarter. Sales of knitwear products, however, are more seasonal in nature, with approximately 57% of its sales of fleece and T-shirt products in the second half of the year.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods, and accordingly decreases during the second half. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

ADVERTISING

The Company supports its brands through extensive advertising and promotional programs and through sponsorship of special events. The Company advertises on national and local radio and television and in consumer and trade publications. It also participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. During 1999, the Company spent $258 million advertising and promoting its products.

OTHER MATTERS

      COMPETITIVE FACTORS

The apparel industry is highly competitive and consists of a number of domestic and foreign companies. Management believes that there is only one competitor in the United States that has consolidated assets and sales greater than those of the Company. However, in certain product categories in which the Company operates, there are several competitors that have more assets and sales than the Company in those categories.

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

In some instances, the Company pays a royalty to use the trademarks of others. Apparel is manufactured and marketed under licenses granted by Major League Baseball, the National Basketball Association, the National Football League, the National Hockey League, NASCAR, NIKE, Inc., Tommy Hilfiger Corporation and others. Some of these license arrangements are for a short term and may not contain specific renewal options. Management believes that the loss of any license would not have a material adverse effect on the Company.

      CUSTOMERS

The Company's customers are primarily department, chain, specialty and discount stores in the United States and in international markets, primarily in Europe. Sales to Wal-Mart Stores, Inc. totaled 13.0% of total sales in 1999 and 12.3% in 1998. Sales to the Company's ten largest customers amounted to 40% of total sales in 1999 and 41% in 1998.

      EMPLOYEES

The Company employs approximately 73,000 men and women. Approximately 4,100 employees are covered by various collective bargaining agreements. Employee relations are considered to be good.

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


ITEM 2.  PROPERTIES.

The Company owns most of its facilities used in manufacturing, distribution and administrative activities. Certain other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for the Company's needs. Manufacturing and distribution facilities being utilized at the end of 1999 are summarized below by reportable segment:

                                      Square
                                      Footage
                                     ----------
     Consumer Apparel                14,600,000
     Occupational Apparel             2,700,000
     All Other                        4,000,000
                                     ----------
                                     21,300,000
                                     ==========

In addition, the Company also owns or leases various administrative and office space having 1,200,000 square feet of space and owns or leases facilities having 2,800,000 square feet that are used for factory outlet operations. Approximately 83% of the factory outlet space is used for selling and warehousing the Company's products, with the balance consisting of space leased to tenants and common areas. Finally, the Company owns facilities having 900,000 square feet of space formerly used in its operations but now held for sale.


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


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

The following are the executive officers of VF Corporation as of March 7, 2000. The term of office of each of the executive officers continues to the next annual meeting of the Board of Directors to be held April 25, 2000. There is no family relationship among any of the VF Corporation executive officers.

                                                                                Period Served
Name                                Position                           Age      In Such Office(s)
----                                --------                           ---      -----------------
Mackey J. McDonald                  Chairman of the Board              53       October 1998 to date
                                    President                                   October 1993 to date
                                    Chief Executive Officer                     January 1996 to date
                                    Director                                    October 1993 to date

Candace S. Cummings                 Vice President - Administration    52       March 1996 to date
                                       and General Counsel
                                    Secretary                                   October 1997 to date

Peter E. Keene                      Vice President - Controller        42       August 1999 to date

Timothy A. Lambeth                  Vice President - Global Processes  58       March 1999 to date

Terry L. Lay                        Vice President and Chairman -      52       March 1999 to date
                                       International Coalition

Daniel G. MacFarlan                 Vice President                     49       April 1995 to date
                                    Chairman - Knitwear, Playwear               July 1996 to date
                                       & Intimate Apparel Coalitions

Frank C. Pickard III                Vice President - Treasurer         55       April 1994 to date

John P. Schamberger                 Chairman - North & South           51       February 1995 to date
                                         America Jeanswear and
                                         Workwear Coalitions
                                    Vice President                              April 1995 to date

Robert K. Shearer                   Vice President - Finance and       48       July 1998 to date
                                         Chief Financial Officer

Mr. McDonald joined the Company's Lee division in 1983, serving in various management positions until his election as Executive Vice President of the Wrangler division in 1986 and President of Wrangler in 1988. He was named Group Vice President of the Company in 1991, President of the Company in 1993, Chief Executive Officer in January 1996 and Chairman of the Board in October 1998. Additional information is included on page 2 of the Company's definitive proxy statement dated March 23, 2000 for the Annual Meeting of Shareholders to be held on April 25, 2000 ("2000 Proxy Statement").

Mrs. Cummings joined the Company as Vice President - General Counsel in January 1995 and became Vice President - Administration and General Counsel in March 1996 and Secretary in October 1997. Previously, she had been a senior business partner at the international law firm of Dechert Price & Rhoads where she had been employed since 1972.

Mr. Keene joined the Company in 1990 as Controller at the Lee Company. In 1992, he was named Vice President - Human Resources for Lee, and from 1994 to December 1996 he held the position of Vice President/General Manager for the Lee Casuals and Riders businesses. He served as Chief Financial Officer for VF Knitwear until July 1998, Chief Financial Officer for VF Europe until August 1999 and was elected Vice President - Controller in August 1999.

Mr. Lambeth joined the Company in 1968 and has served in various finance, administrative and marketing positions. He served as president of the Company's Healthtex division from 1991 to 1992 and president of Lee Company from 1992 to July 1996. He was elected a Vice President of the Company in July 1996, President - European and Asian Operations in August 1996 and Vice President - Global Processes in February 1999.

Mr. Lay joined the Company's Lee division in 1971 and held various positions at both the Lee and Jantzen divisions, including Vice President - Product Development at the Lee division from 1992 to 1994. In 1994, he was appointed President - Wrangler Europe and later that year President - VF Europe. He served as President of the Company's Lee division from August 1996 until he was elected Vice President of the Company and Chairman - International Coalition in February 1999.

Mr. MacFarlan joined the Company's Jantzen division in 1978 and served in various marketing and administrative capacities. He served as President of the Company's VF Factory Outlet division from 1993 to 1995. He was elected as President of the Company's Nutmeg division in 1994 and was elected as the Company's Chairman - Decorated Knitwear and Playwear Coalitions in February 1995, which was expanded in July 1996 to Chairman - Knitwear, Playwear & Intimate Apparel Coalitions, and Vice President in April 1995.

Mr. Pickard joined the Company in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President - Treasurer in 1994.

Mr. Schamberger joined the Company's Wrangler division in 1972 and held various positions until his election as President of Wrangler in 1992. He was elected as the Company's Chairman - North & South America Jeanswear and Workwear Coalitions in February 1995 and Vice President in April 1995.

Mr. Shearer joined the Company in 1986 as Assistant Controller and was elected Controller in 1989, Vice President - Controller in 1994 and Vice President - Finance and Chief Financial Officer in July 1998.


                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information concerning the market and price history of the Company's Common Stock, plus dividend information, as reported under the caption "Quarterly Results of Operations" on page 20 and under the captions "Investor Information - Common Stock, Shareholders of Record, Dividend Policy, Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information" on page 36 of the 1999 Annual Report, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for the Company for each of its last five fiscal years under the caption "Financial Summary" on pages 32 and 33 of the 1999 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A discussion of the Company's financial condition and results of operations is incorporated herein by reference to pages 16 to 19 of the 1999 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of the Company's market risks is included in the section "Risk Management" incorporated herein by reference to pages 18 and 19 of the 1999 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements of the Company and specific supplementary financial information are incorporated herein by reference to pages 20 through 31 of the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Information under the caption "Election of Directors" on pages 2 through 5 of the 2000 Proxy Statement is incorporated herein by reference. See Item 4A with regard to Executive Officers.

Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21 of the 2000 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

Information on pages 11 through 17 of the 2000 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information under the caption "Certain Beneficial Owners" on page 19 and "Common Stock Ownership of Management" on page 20 of the 2000 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information under the caption "Election of Directors" with respect to Messrs. Hurst and Sharp on page 3 and with respect to Mr. Crutchfield on page 4 of the 2000 Proxy Statement is incorporated herein by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

1. Financial statements - Included on pages 21 through 31 of the 1999 Annual Report (Exhibit 13) and incorporated by reference in Item 8:

         Consolidated statements of income - - Fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998

         Consolidated statements of comprehensive income - - Fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998
         Consolidated balance sheets - - January 1, 2000 and January 2, 1999 Consolidated statements of cash flows - - Fiscal years ended
         January 1, 2000, January 2, 1999 and January 3, 1998

         Consolidated statements of common shareholders' equity - - Fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998

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

3.       Exhibits

       Number                               Description
       ------                               -----------

         3        Articles of incorporation and bylaws:

                  (A) Articles of Incorporation, as amended and restated as of
                      April 18, 1986 (Incorporated by reference to Exhibit 3(A) to Form 10-K for the year ended January 4, 1992)

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

                  (D) Articles of Amendment with Respect to Designation of
                      Series A Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

                  (E) Bylaws, as amended through April 20, 1999 and as presently in effect

         4 Instruments defining the rights of security holders, including indentures:

                  (A) A specimen of the Company's Common Stock certificate
                      (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

                  (B) A specimen of the Company's Series B ESOP Convertible
                      Preferred Stock certificate (Incorporated by reference to
                      Exhibit 4(B) to Form 10-K for the year ended December 29,
                      1990)

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

                  (G) Amendment No. 1 to Rights Agreement dated as of January 28, 2000, between the Company and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 2 to Form 8-A (Amendment No. 1) dated January 31, 2000)

         10       Material contracts:

                  *(A)  1982 Stock Option Plan (Incorporated by reference to
                        Exhibit 4.1.1 of Post-Effective Amendment No. 1 to Form S-8/S-3 Registration No. 33-26566)

                  *(B) 1991 Stock Option Plan (Incorporated by reference to Exhibit A to the 1992 Proxy Statement dated March 18,
                        1992)

                  *(C) 1995 Key Employee Restricted Stock Plan (Incorporated by reference to Exhibit 10(U) to Form 10-K for the year ended December 30, 1995)

                  *(D) 1996 Stock Compensation Plan, as amended (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended October 2, 1999)

                  *(E) Annual Discretionary Management Incentive Compensation Program

                  *(F)  Deferred Compensation Plan

                  *(G) Executive Deferred Savings Plan, as amended and restated as of September 1, 1999

                  *(H) Amended and Restated Supplemental Executive Retirement Plan, dated May 16, 1989 (Incorporated by reference to
                        Exhibit 10(F) to Form 10-K for the year ended December 31, 1994)

                  *(I) Second Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(H) to Form 10-K for the year ended December 31, 1994)

                  *(J) Third Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Senior Management (Incorporated by reference to Exhibit 10(I) to Form 10-K for the year ended December 31, 1994)

                  *(K) Fourth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Deferred Compensation Plan (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 31, 1994)

                  *(L) Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 31, 1994)

                  *(M) Seventh Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Executive Deferred Savings Plan (Incorporated by reference to
                        Exhibit 10(L) to Form 10-K for the year ended December 31, 1994)

                  *(N) Eighth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code (Incorporated by reference to Exhibit 10(M) to Form 10-K for the year ended December 31, 1994)

                  *(O) Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management

                  *(P) Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under the Company's Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

                  *(Q) Form of Change in Control Agreement with senior management of the Company (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 1990)

                  *(R) Form of Change in Control Agreement with other management of the Company (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 29, 1990)

                  *(S) Form of Change in Control Agreement with management of subsidiaries of the Company (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended December 29, 1990)

                  *(T) Form of Amendment to Change of Control Agreements with senior management and other management of the Company and with management of subsidiaries of the Company

                  *(U) Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10(R) to Form 10-K for the year ended December 31, 1994)

                  *(V)  Restricted Stock Agreement (Incorporated by reference to
                        Exhibit 10(S) to Form 10-K for the year ended December 31, 1994)

                  *(W) Discretionary Supplemental Executive Bonus Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the year ended December 31, 1994)

                  *(X) VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 4, 1997)

                  *(Y) Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10 (X) to Form 10-K for the year ended January 2, 1999)

                   (Z) Revolving Credit Agreement, dated July 15, 1999 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended October 2, 1999)

                  *     Management compensation plans

         13       Annual report to security holders

         21       Subsidiaries of the Corporation

         23.1     Consent of PricewaterhouseCoopers LLP

         23.2     Report of PricewaterhouseCoopers LLP

         24       Power of attorney

         27       Financial data schedule

         All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the last quarter of the year ended January 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             V.F. CORPORATION

                                             By:  /s/ Mackey J. McDonald
                                                   Mackey J. McDonald
                                                   Chairman of the Board
                                                   President
                                                   (Chief Executive Officer)

                                             By:  /s/ Robert K. Shearer
         March 24, 2000                            Robert K. Shearer
                                                   Vice President - Finance
                                                   (Chief Financial Officer)

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

Erskine B. Bowles             Director
Robert D. Buzzell*            Director
Edward E. Crutchfield         Director
Ursula F. Fairbairn*          Director
Barbara S. Feigin*            Director                          March 24, 2000
George Fellows*               Director
Daniel R. Hesse*              Director
Robert J. Hurst*              Director
Mackey J. McDonald*           Director
William E. Pike*              Director
L. Dudley Walker*             Director

* By:    /s/ C. S. Cummings                                     March 24, 2000
       ---------------------------------------------
            C. S. Cummings, Attorney-in-Fact

                                 VF CORPORATION


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------------
                  COL. A                        COL. B                COL. C               COL. D            COL. E
-----------------------------------------------------------------------------------------------------------------------

                                                                    ADDITIONS
                                                             ------------------------
                                                                (1)           (2)
                                                                           Charged to
                                              Balance at     Charged to       Other                         Balance at
                                               Beginning     Costs and      Accounts     Deductions           End of
               Description                     of Period      Expenses      Describe      Describe            Period
-----------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Fiscal year ended January 1, 2000
         Allowance for doubtful accounts        $52,011       $15,548                      $13,082 (A)       $54,477
                                                =======       =======                      ===========       =======
         Valuation allowance for deferred
             income tax assets                  $34,249       $22,523                      $10,246 (B)       $46,526
                                                =======       =======                      ===========       =======


Fiscal year ended January 2, 1999
         Allowance for doubtful accounts        $39,576       $20,802                       $8,367 (A)       $52,011
                                                =======       =======                      ===========       =======
         Valuation allowance for deferred
             income tax assets                  $32,506       $ 7,984                       $6,241 (B)       $34,249
                                                =======       =======                      ===========       =======


Fiscal year ended January 3, 1998
         Allowance for doubtful accounts        $40,253       $16,205                      $16,882 (A)       $39,576
                                                =======       =======                      ===========       =======

         Valuation allowance for deferred
             income tax assets                  $29,296       $ 5,337                       $2,127 (B)       $32,506
                                                =======       =======                      ===========       =======


(A)  Deductions include accounts written off, net of recoveries.

(B) Deductions relate to circumstances where it is more likely than not that deferred tax assets will be realized.

                                 VF CORPORATION
                                INDEX TO EXHIBITS




      Number                               Description
      ------                               -----------

         3        Articles of incorporation and bylaws:
                  (E) Bylaws, as amended through April 20, 1999 and as presently in effect

         10       Material Contracts:

                  (E) Annual Discretionary Management Incentive Compensation Program

                  (F)   Deferred Compensation Plan

                  (G) Executive Deferred Savings Plan, as amended and restated as of September 1, 1999

                  (O) Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management

                  (T) Form of Amendment to Change of Control Agreements with senior management and other management of the Company and with management of subsidiaries of the Company

         13       Annual report to security holders

         21       Subsidiaries of the Corporation

         23.1     Consent of PricewaterhouseCoopers LLP

         23.2     Report of PricewaterhouseCoopers LLP

         24       Power of attorney

         27       Financial data schedule