Form 10-Q
period 2000-04-01
V F CORP /PA/
filed 2000-05-09
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 1, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

On April 29, 2000, there were 114,187,382 shares of the registrant's Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX




                                                                                                  PAGE NO.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

           Consolidated Statements of Income -
           Three months ended April 1, 2000 and April 3,1999...........................       3

           Consolidated Balance Sheets - April 1, 2000,
           January 1, 2000 and April 3, 1999...........................................       4

           Consolidated Statements of Cash Flows -
           Three months ended April 1, 2000 and
           April 3, 1999...............................................................       5

           Notes to Consolidated Financial Statements..................................       6

   Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................       9

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk.................      10


PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders........................      11

   Item 6 - Exhibits and Reports on Form 8-K...........................................      11

                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   THREE MONTHS ENDED
                                                  APRIL 1        APRIL 3
                                                   2000           1999


NET                                             $1,366,748     $1,358,244
SALES

COSTS AND OPERATING EXPENSES
     Cost of products sold                         904,784        890,774
     Marketing, administrative
        and general expenses                       314,418        310,544
     Other operating expense, net                    3,562          2,974
                                                ----------      ---------
                                                 1,222,764      1,204,292
                                                ----------      ---------

OPERATING INCOME                                   143,984        153,952

OTHER INCOME (EXPENSE)
     Interest income                                1,302          2,013
     Interest expense                             (17,526)       (16,665)
     Miscellaneous, net                             1,370          (169)
                                                ----------     ----------
                                                  (14,854)       (14,821)
                                                ----------     ----------

INCOME BEFORE INCOME TAXES                         129,130        139,131

INCOME TAXES                                        48,553         53,565
                                                ----------     ----------
NET INCOME                                      $   80,577     $   85,566
                                                ==========     ==========


EARNINGS PER COMMON SHARE
     Basic                                           $0.69          $0.70
     Diluted                                          0.68           0.69

CASH DIVIDENDS PER COMMON SHARE                      $0.22          $0.21




See notes to consolidated financial statements.

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                APRIL 1        JANUARY 1        APRIL 3
                                                  2000            2000            1999
                                               -----------     -----------     -----------

ASSETS
CURRENT ASSETS
     Cash and equivalents                    $     81,246    $     79,861    $     88,780
     Accounts receivable, less allowances:
        April 1 - $54,381; Jan 1 - $54,477;
        April 3 - $51,022                         819,381         732,502         835,072
     Inventories:
        Finished products                         562,706         575,617         639,925
        Work in process                           207,765         171,275         194,546
        Materials and supplies                    197,467         217,148         192,584
                                               -----------     -----------     -----------
                                                  967,938         964,040       1,027,055

     Other current assets                         104,640         101,013         143,948
                                               -----------     -----------     -----------
        Total current assets                    1,973,205       1,877,416       2,094,855

PROPERTY, PLANT AND EQUIPMENT                   1,821,828       1,814,062       1,745,334
     Less accumulated depreciation              1,033,016       1,009,640         946,079
                                               -----------     -----------     -----------
                                                  788,812         804,422         799,255

INTANGIBLE                                        980,235         992,463         971,902
ASSETS

OTHER ASSETS                                      350,678         352,213         272,555
                                               -----------     -----------     -----------

                                             $  4,092,930    $  4,026,514    $  4,138,567
                                               ===========     ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                   $    418,780    $    408,932    $    474,278
     Current portion of long-term debt              4,725           4,751             933
     Accounts payable                             315,284         332,666         337,138
     Accrued liabilities                          435,145         367,124         496,548
                                              -----------     -----------     -----------
        Total current liabilities               1,173,934       1,113,473       1,308,897

LONG-TERM DEBT                                    517,140         517,834         520,074

OTHER LIABILITIES                                 198,205         194,113         176,236

REDEEMABLE PREFERRED STOCK                         50,380          51,544          53,565
DEFERRED CONTRIBUTIONS TO EMPLOYEE
     STOCK OWNERSHIP PLAN                        (12,612)        (14,268)        (18,803)
                                               -----------     -----------     -----------
                                                   37,768          37,276          34,762

COMMON SHAREHOLDERS'  EQUITY
     Common Stock, stated value $1; shares
        authorized, 300,000,000; shares
        outstanding:
        April 1 - 114,195,782; Jan 1 -
        116,204,655;
        April 3 - 119,408,296                     114,196         116,205         119,408
     Additional paid-in capital                   831,932         831,054         814,646
     Accumulated other comprehensive income      (66,708)        (64,756)        (45,252)
     Retained earnings                         1,286,463       1,281,315       1,209,796
                                               -----------     -----------     -----------
        Total common shareholders' equity       2,165,883       2,163,818       2,098,598
                                               -----------     -----------     -----------

                                             $  4,092,930    $  4,026,514    $  4,138,567
                                               ===========     ===========     ===========


See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                     THREE MONTHS ENDED
                                                    -----------------------------
                                                      APRIL 1          APRIL 3
                                                       2000             1999
                                                    ------------     ------------

OPERATIONS
     Net income                                    $     80,577    $      85,566
     Adjustments to reconcile net income to
        cash provided by operations:
        Depreciation                                     33,636           32,150
        Amortization of intangible assets                 8,477            8,252
        Other, net                                        3,569            1,983
        Changes in current assets and
        liabilities:
            Accounts receivable                        (91,631)        (101,052)
            Inventories                                 (8,313)          (8,344)
            Accounts payable                           (15,171)         (24,079)
            Other, net                                   66,601           21,711
                                                    ------------     ------------
        Cash provided by operations                      77,745           16,187

INVESTMENTS
     Capital expenditures                              (24,377)         (48,730)
     Business acquisitions                                   0         (116,039)
     Other, net                                         15,226           (1,380)
                                                    ------------     ------------
        Cash invested                                   (9,151)        (166,149)


FINANCING
     Increase in short-term borrowings                    9,867          212,655
     Payment of long-term debt                            (600)          (1,553)
     Purchase of Common Stock                          (50,285)         (20,142)
     Cash dividends paid                               (26,099)         (26,023)
     Proceeds from issuance of stock                        418           11,139
     Other, net                                             766            1,429
                                                    ------------     ------------
        Cash provided by financing                     (65,933)          177,505

EFFECT OF FOREIGN CURRENCY RATE CHANGES
ON CASH                                                 (1,276)          (1,971)
                                                    ------------     ------------

NET CHANGE IN CASH AND EQUIVALENTS                        1,385           25,572

CASH AND EQUIVALENTS - BEGINNING OF YEAR                 79,861           63,208
                                                    ------------     ------------

CASH AND EQUIVALENTS - END OF PERIOD               $     81,246    $      88,780
                                                    ============     ============

See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2000 are not necessarily indicative of results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

NOTE B - ACQUISITIONS

The Company completed several acquisitions during 1999. The following unaudited pro forma results of operations for the first quarter of 1999 assume that each of these acquisitions had occurred at the beginning of 1999 (in thousands, except per share amounts):

Net sales                           $ 1,408,720
Net income                               83,223

Earnings per common share:
    Basic                           $       .68
    Diluted                                 .67


The Company accrued various restructuring charges in connection with the acquired businesses. The charges relate to severance, closure of manufacturing and distribution facilities, and lease and contract termination costs. Cash payments related to these actions will be substantially completed during 2000. The charges are summarized as follows (in thousands):

                                                    Facilities              Lease and
                                                      Exit                   Contract
                                       Severance      Costs               Termination        Total

Accrual at beginning of 2000           $ 3,699      $  1,414                   $15,730      $20,843
Cash payments                            (590)          (322)                  (6,302)      (7,214)
                                       -------        -------            -------------      -------
Estimated remaining costs              $ 3,109      $   1,092             $     9,428       $13,629
                                       =======      =========             ===========       =======


Subsequent to the end of the first quarter of 2000, the Company acquired the trademark rights to the CHIC brand name, and the rights to the H.I.S. brand name outside of Europe, from Chic by H.I.S., Inc. The Company also entered into a letter of intent to acquire from Chic by H.I.S., Inc. its majority interest in H.I.S. Sportswear AG (which markets H.I.S. products in Europe), subject to regulatory approvals and the successful completion of a proposed tender offer that would result in the Company owning more than 75% of the shares of H.I.S. Sportswear AG. Also subsequent to the end of the quarter, the Company entered into a definitive agreement to acquire the Eastpak backpack and daypack business from Sunbeam Corporation subject to regulatory approval and satisfaction of other customary conditions. In addition, the Company entered into a definitive agreement for the acquisition of The North Face, Inc., subject to successful completion of a tender offer for shares of The North Face, Inc., regulatory approval and satisfaction of other customary conditions. The aggregate purchase price of these businesses, including repayment of debt, is expected to be approximately $300 million. The Company expects that combined annualized sales from these acquisitions will be approximately $500 million.

NOTE C - BUSINESS SEGMENT INFORMATION

                                        First Quarter
                                     ---------------------
                                       2000        1999
                                     ---------    --------
(In thousands)
    Net sales:
    Consumer Apparel                $1,082,221  $ 1,111,841                                                                     $
    Occupational Apparel              169,154     126,872
    All Other                         115,373     119,531
                                     ---------    --------

Consolidated net sales              $1,366,748  $ 1,358,244
                                     =========    ========

Segment profit:
    Consumer Apparel                $ 168,988   $ 167,581
    Occupational Apparel               15,621      19,115
    All Other                             618       2,888
                                     ---------    --------
    Total segment profit              185,227     189,584
Interest, net                        (16,224)     (14,652)
Amortization of intangible assets     (8,613)     (8,252)
Corporate and other expenses         (31,260)     (27,549)
                                     ---------    --------

Consolidated income before income   $ 129,130   $ 139,131
taxes                               =========    ========

NOTE D - EARNINGS PER SHARE

Earnings per share are computed as follows (in thousands, except per share amounts):

                                         First Quarter
                                      ---------------------
                                        2000        1999
                                      ---------    --------
Basic earnings per share:
    Net income                       $  80,577    $ 85,566
    Less Preferred Stock dividends
    and Redemption premium               1,186       1,880
                                      ---------    --------
    Net income available for Common
    Stock                            $  79,391    $ 83,686
                                      =========    ========

    Weighted average Common
       Stock outstanding               115,353     119,388
                                      =========    ========
    Basic earnings per share             $0.69       $0.70
                                      =========    ========

Diluted earnings per share:
    Net income                       $  80,577    $ 85,566
    Increased ESOP expense if
    Preferred Stock were converted
       to Common Stock                     237         266
                                      ---------    --------
    Net income available for Common
    Stock and dilutive securities    $  80,340    $ 85,300
                                      =========    ========

    Weighted average Common Stock
    outstanding                        115,353     119,388
    Additional Common Stock
    resulting from dilutive
       securities:
       Preferred Stock                   2,611       2,776
       Stock options and other             482       1,006
                                      ---------    --------
    Weighted average Common Stock
    and dilutive securities
       outstanding                     118,446     123,170
                                      =========    ========
    Diluted earnings per share           $0.68       $0.69
                                      =========    ========

Outstanding options to purchase 7.9 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the three months of 2000 because the option exercise prices were greater than the average market price of the Common Stock.

NOTE E - COMPREHENSIVE INCOME

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows (in thousands):

                                         First Quarter
                                      ---------------------
                                        2000        1999
                                      ---------    --------

Net income as reported               $  80,577    $ 85,566

Other comprehensive income:
    Foreign currency translation
    adjustments,
       net of income taxes             (1,952)     (19,613)
                                      ---------    --------

Comprehensive income                 $  78,625    $ 65,953
                                      =========    ========

The impact in foreign currency translation adjustments in both periods was due to the strengthening of the U.S. dollar in relation to the currencies of most European countries where the Company has operations.

NOTE F - CAPITAL

Common shares outstanding are net of shares held in treasury, and in substance retired, of 23,139,897 at April 1, 2000, 21,136,952 at January 1, 2000 and
17,808,713 at April 3, 1999. In addition, 334,723, 306,698 and 245,049 shares of
VF Common Stock held in trust for deferred compensation plans are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,631,738 shares were outstanding at April 1, 2000, 1,669,444 at January 1, 2000 and 1,734,893 at April 3, 1999.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for the Company in 2001. Management anticipates that, due to its limited use of derivative instruments, the adoption of the Statement will not have a significant effect on the Company.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales increased 1% for the quarter ended April 1, 2000, compared with the same period in 1999. In translating foreign currencies to the U.S. dollar, a stronger U.S. dollar reduced sales comparisons in 2000 by $21 million (and earnings by $.01 per share).

Gross margins were 33.8% of sales in the quarter, compared with 34.4% in the 1999 period, due to nonrecurring cost reduction efforts and lower margins in recently acquired businesses.

Marketing, administrative and general expenses were flat at 23.0% of sales during the quarter, compared with 22.9% in 1999. Excluding nonrecurring charges related to administrative cost reductions, expenses would have been 22.8% of sales.

Other operating expense includes amortization of intangible assets and net royalty income. For the three months in 2000, amortization of intangible assets increased due to the 1999 acquisitions.

Net interest expense increased in 2000 due to higher average short-term borrowings to support acquisitions, as well as higher short-term borrowing rates in 2000.

The effective income tax rate for the three months of 2000 was 37.6%, based on the expected rate for the year, compared with 38.5% in the 1999 quarter. The lower tax rate for 2000 is due to an expected reduction in foreign operating losses with no current tax benefit.

Net income declined 6%, and earnings per share declined 1% including the benefit of the Company's share repurchase program.

INFORMATION BY BUSINESS SEGMENT

The Consumer Apparel segment consists of jeanswear, women's intimate apparel and swimwear, and children's apparel businesses. Overall, segment sales decreased 3% for the first quarter 2000 compared with the comparable period of 1999. Domestic jeans sales rose 4% in the quarter, with strong increases in the Company's Mass Market and Western businesses, partially offset by a decline in Lee sales. International jeans sales declined 8%, reflecting current jeans market conditions in our primary markets of the United Kingdom, Italy and Germany. Domestic intimate apparel sales declined 11%, with increases in the Vanity Fair, Lily of France and Bestform branded businesses offset primarily by lower Private Label sales. Playwear achieved record results in the quarter, with sales up 15%, reflecting increases in the Healthtex, Lee and Nike brands. Segment profit increased 1% for the first quarter of 2000, compared with the comparable period of 1999, due primarily to increased profits in domestic jeanswear offset by reduced profits in international businesses.

The Occupational Apparel segment includes the Company's industrial, career and safety apparel businesses. Sales increased 33% in the first quarter 2000 over the comparable period of 1999 reflecting acquisitions made in early to mid-1999. Segment profit is lower in the first quarter of 2000, with lower gross margins and higher operating expenses as a percent of sales. Improved operating results are expected in the second half of 2000 as the acquired businesses are transitioned to the Company's lower cost manufacturing and other processes.

The All Other segment includes the Company's knitwear, daypack and backpack businesses. Sales decreased 4% for the first quarter 2000 from the comparable period of 1999. Due to the seasonal nature of this segment, first quarter profitability is not necessarily indicative of expected full year results.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                          April 1         January 1             April 3
                                           2000             2000                  1999
                                          -------         ---------             -------
                                                   (Dollars in millions)

      Working capital                     $  799.3        $  763.9              $  786.0

      Current ratio                       1.7 to 1        1.7 to 1              1.6 to 1

      Debt to total capital                30.3%             30.1%                  32.2%

Accounts receivable balances at the end of the first quarter of 2000 are 2% lower than the prior year level despite higher sales, and are higher than at the end of 1999 due to seasonal patterns.

Inventories at the end of the first quarter of 2000 are 6% lower than at the end of the first quarter of 1999 because of improved inventory levels at several businesses. Inventories are slightly higher than at the end of 1999 due to seasonal patterns.

During the first three months of 2000, the Company repurchased 2.0 million shares of its Common Stock in open market transactions for a total cost of $50.3 million. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 6.0 million common shares.

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the annual report on Form 10-K for fiscal 1999. There have been no significant changes in the Company's market risk exposures since year-end.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company and its representatives may make oral or written statements, including statements in this quarterly report, that constitute "forward-looking statements" within the meaning of the federal securities laws. This includes statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto.

Forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements.

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 25, 2000, the following four nominees to the Board of Directors were elected to serve until the 2003 Annual Meeting:

                                                  Votes For             Votes Withheld

   Erskine B. Bowles                              102,722,242               753,286
   Robert J. Hurst                                102,431,617             1,043,911
   W. Alan McCollough                             102,339,416             1,136,112
   M. Rust Sharp                                  101,665,311             1,810,217




Item 6 - Exhibits and Reports on Form 8-K

            (a)   Exhibit 27 - Financial data schedule as of April 1, 2000

            (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended April 1, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   V.F. CORPORATION
                                   ---------------------------------
                                        (Registrant)



                                   By:  /s/ Robert K. Shearer
                                        ----------------------------
                                        Robert K. Shearer
                                        Vice President - Finance
                                        (Chief Financial Officer)


Date: May 8, 2000

                                   By:  /s/ Peter E. Keene
                                        ----------------------------

                                        Peter E. Keene
                                        Vice President - Controller
                                        (Chief Accounting Officer)