Form 10-Q
period 2000-07-01
V F CORP /PA/
filed 2000-08-15
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 1, 2000

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

On July 29, 2000, there were 114,539,575 shares of the registrant's Common Stock outstanding.

                                 VF CORPORATION

                                     INDEX


                                                                                PAGE NO.
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

             Consolidated Statements of Income -
             Three months and six months ended July 1, 2000 and
             July 3, 1999 ............................................................  3

             Consolidated Balance Sheets - July 1, 2000,
             January 1, 2000 and July 3, 1999 ........................................  4

             Consolidated Statements of Cash Flows -
             Six months ended July 1, 2000 and
             July 3, 1999 ............................................................  5

             Notes to Consolidated Financial Statements ..............................  6

   Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..................................... 10

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk ............... 12


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ........................................................ 12

   Item 6 - Exhibits and Reports on Form 8-K ......................................... 12

                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                            -------------------------------         -------------------------------
                                              JULY 1              JULY 3              JULY 1              JULY 3
                                               2000                1999                2000                1999
                                            -----------         -----------         -----------         -----------

NET SALES                                   $ 1,351,053         $ 1,364,830         $ 2,717,801         $ 2,723,074

COSTS AND OPERATING EXPENSES
      Cost of products sold                     880,100             902,895           1,784,884           1,793,669
      Marketing, administrative
          and general expenses                  321,713             314,193             636,131             624,737
      Other operating expense                     3,745               3,032               7,307               6,006
                                            -----------         -----------         -----------         -----------
                                              1,205,558           1,220,120           2,428,322           2,424,412
                                            -----------         -----------         -----------         -----------

OPERATING INCOME                                145,495             144,710             289,479             298,662

OTHER INCOME (EXPENSE)
      Interest income                             1,210               1,214               2,512               3,227
      Interest expense                          (20,485)            (18,379)            (38,011)            (35,044)
      Miscellaneous, net                          3,030               1,073               4,400                 904
                                            -----------         -----------         -----------         -----------
                                                (16,245)            (16,092)            (31,099)            (30,913)
                                            -----------         -----------         -----------         -----------

INCOME BEFORE INCOME TAXES                      129,250             128,618             258,380             267,749

INCOME TAXES                                     48,446              49,036              96,999             102,601
                                            -----------         -----------         -----------         -----------

NET INCOME                                  $    80,804         $    79,582         $   161,381         $   165,148
                                            ===========         ===========         ===========         ===========


EARNINGS PER COMMON SHARE
      Basic                                 $      0.70         $      0.65         $      1.39         $      1.35
      Diluted                                      0.69                0.64                1.37                1.33

CASH DIVIDENDS PER COMMON SHARE             $      0.22         $      0.21         $      0.44         $      0.42


See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     JULY 1           JANUARY 1          JULY 3
                                                                                      2000              2000              1999
                                                                                   -----------       -----------       -----------
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                          $    98,388       $    79,861       $    83,465
     Accounts receivable, less allowances:
          July 1 - $58,789; Jan 1 - $54,477;
          July 3 - $52,721                                                             879,232           732,502           835,939
     Inventories
          Finished products                                                            729,170           575,617           623,667
          Work in process                                                              220,277           171,275           220,682
          Material and supplies                                                        204,214           217,148           187,227
                                                                                   -----------       -----------       -----------
                                                                                     1,153,661           964,040         1,031,576

     Other current assets                                                              120,328           101,013           149,409
                                                                                   -----------       -----------       -----------
          Total current assets                                                       2,251,609         1,877,416         2,100,389

PROPERTY, PLANT AND EQUIPMENT                                                        1,832,643         1,814,062         1,773,145
     Less accumulated depreciation                                                   1,043,273         1,009,640           972,438
                                                                                   -----------       -----------       -----------
                                                                                       789,370           804,422           800,707

INTANGIBLE ASSETS                                                                    1,125,307           992,463           967,182

OTHER ASSETS                                                                           360,977           352,213           318,686
                                                                                   -----------       -----------       -----------

                                                                                   $ 4,527,263       $ 4,026,514       $ 4,186,964
                                                                                   ===========       ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                                                         $   745,691       $   408,932       $   562,040
     Current portion of long-term debt                                                 105,199             4,751               833
     Accounts payable                                                                  365,335           332,666           314,597
     Accrued liabilities                                                               446,158           367,124           436,960
                                                                                   -----------       -----------       -----------
          Total current liabilities                                                  1,662,383         1,113,473         1,314,430

LONG-TERM DEBT                                                                         417,521           517,834           520,220

OTHER LIABILITIES                                                                      203,672           194,113           191,851

REDEEMABLE PREFERRED STOCK                                                              49,783            51,544            52,886
DEFERRED CONTRIBUTIONS TO EMPLOYEE
     STOCK OWNERSHIP PLAN                                                              (11,039)          (14,268)          (17,283)
                                                                                   -----------       -----------       -----------
                                                                                        38,744            37,276            35,603

COMMON SHAREHOLDERS'  EQUITY
     Common Stock, stated value $1; shares                                             114,195           116,205           119,196
          authorized, 300,000,000; shares outstanding;
          July 1 - 114,194,967; Jan 1 - 116,204,655;
          July 3 - 119,195,507
     Additional paid-in capital                                                        832,248           831,054           829,256
     Accumulated other comprehensive income                                            (82,232)          (64,756)          (61,039)
     Retained earnings                                                               1,340,732         1,281,315         1,237,447
                                                                                   -----------       -----------       -----------
          Total common shareholders' equity                                          2,204,943         2,163,818         2,124,860
                                                                                   -----------       -----------       -----------

                                                                                   $ 4,527,263       $ 4,026,514       $ 4,186,964
                                                                                   ===========       ===========       ===========


See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                    ---------------------------
                                                                     JULY 1            JULY 3
                                                                      2000              1999
                                                                    ---------         ---------
OPERATIONS
      Net income                                                    $ 161,381         $ 165,148
      Adjustments to reconcile net income to
          cash provided by operations:
          Depreciation                                                 67,281            65,931
          Amortization of intangible assets                            17,488            16,681
          Other, net                                                    6,711           (15,215)
          Changes in current assets and liabilities:
              Accounts receivable                                    (112,407)         (118,672)
              Inventories                                            (108,114)          (19,679)
              Accounts payable                                        (12,913)          (36,657)
              Other, net                                               54,830           (43,374)
                                                                    ---------         ---------
          Cash provided by operations                                  74,257            14,163

INVESTMENTS
      Capital expenditures                                            (55,353)          (90,051)
      Business acquisitions                                          (241,879)         (117,133)
      Other, net                                                        9,016           (11,826)
                                                                    ---------         ---------
          Cash invested                                              (288,216)         (219,010)

FINANCING
      Increase in short-term borrowings                               336,829           303,885
      Payment of long-term debt                                          (843)           (1,085)
      Purchase of Common Stock                                        (50,285)          (45,571)
      Cash dividends paid                                             (52,123)          (52,052)
      Proceeds from issuance of stock                                     593            23,479
      Other, net                                                        1,988             1,139
                                                                    ---------         ---------
          Cash provided by financing                                  236,159           229,795

EFFECT OF FOREIGN CURRENCY RATE CHANGES ON CASH                        (3,673)           (4,691)
                                                                    ---------         ---------

NET CHANGE IN CASH AND EQUIVALENTS                                     18,527            20,257

CASH AND EQUIVALENTS - BEGINNING OF YEAR                               79,861            63,208
                                                                    ---------         ---------

CASH AND EQUIVALENTS - END OF PERIOD                                $  98,388         $  83,465
                                                                    =========         =========


See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Similarly, the 1999 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 1, 2000 are not necessarily indicative of results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

NOTE B - ACQUISITIONS

During the second quarter of 2000, the Company acquired the trademark rights to the CHIC(R) brand name, and the rights to the H.I.S(R) brand name outside of Europe, from Durango Apparel Inc. ("Durango"). The Company also acquired approximately 81% of the common stock of The North Face, Inc. ("The North Face") on May 24 and the Eastpak backpack and daypack business from Sunbeam Corporation on May 26. The purchase prices totaled $254.3 million, including the repayment of $107.7 million of indebtedness. These acquisitions have been accounted for as purchases, and accordingly, operating results have been included in the financial statements from the dates of acquisition. The net assets of these companies are included in the Company's financial presentation based on preliminary allocations of the purchase prices, with approximately $145 million representing intangible assets to be amortized over 40 years. Final asset and liability valuations are not expected to have a material effect on the financial statements.

The following unaudited pro forma results of operations assume that acquisitions during the last two years had occurred at the beginning of 1999 (in thousands, except per share amounts):

                                                  Second Quarter                   Six Months
                                             -------------------------      --------------------------
                                                2000           1999            2000            1999
                                             ----------     ----------      ----------     -----------
Net sales                                  $ 1,390,279    $ 1,451,307     $ 2,829,671     $ 2,925,183
Net income                                      64,650         73,354         130,529         149,157

Earnings per common share:
     Basic                                       $0.56          $0.60           $1.12           $1.22
     Diluted                                      0.55           0.59            1.10            1.20

The Company accrued various restructuring charges in connection with the acquired businesses. The charges relate to severance, closure of manufacturing and distribution facilities, and lease and contract termination costs. Cash payments related to these actions will be completed by early 2002. The charges are summarized as follows (in thousands):

                                                           Facilities       Lease and
                                                              Exit           Contract
                                           Severance          Costs         Termination        Total
                                           ---------       ----------       -----------        -----

Accrual at beginning of 2000               $  3,699         $  1,414         $ 15,730         $ 20,843
Acquisitions                                  5,766            1,188              284            7,238
Cash payments                                (3,816)            (546)          (6,325)         (10,687)
                                           --------         --------         --------         --------
Estimated remaining costs                  $  5,649         $  2,056         $  9,689         $ 17,394
                                           ========         ========         ========         ========


Subsequent to the end of the second quarter, the Company entered into a stock purchase agreement with Durango to acquire its majority interest in H.I.S. Sportswear AG (which markets H.I.S. products in Europe), subject to the successful completion of a tender offer that would result in the Company owning more than 75% of the shares of H.I.S. Sportswear AG. The acquisition is expected to be completed during the fourth quarter of 2000.

In addition, after the end of the second quarter of 2000, the Company acquired the trademarks and inventory of the Gitano(R) brand and the remaining 19% of the common stock of The North Face.

NOTE C - BUSINESS SEGMENT INFORMATION

Financial information for the Company's reportable segments is as follows:

                                                             Second Quarter                            Six Months
                                                     -------------------------------         -------------------------------
                                                        2000                1999                2000                1999
                                                     -----------         -----------         -----------         -----------
(In thousands)
Net sales:
     Consumer Apparel                                $   995,436         $ 1,033,043         $ 2,077,657         $ 2,144,884
     Occupational Apparel                                163,540             171,338             332,694             298,210
     All Other                                           192,077             160,449             307,450             279,980
                                                     -----------         -----------         -----------         -----------

Consolidated net sales                               $ 1,351,053         $ 1,364,830         $ 2,717,801         $ 2,723,074
                                                     ===========         ===========         ===========         ===========

Segment profit:
     Consumer Apparel                                $   157,281         $   138,145         $   326,269         $   305,726
     Occupational Apparel                                  9,236              21,490              24,857              40,605
     All Other                                            16,035              21,414              16,653              24,302
                                                     -----------         -----------         -----------         -----------
     Total segment profit                                182,552             181,049             367,779             370,633
Interest, net                                            (19,275)            (17,165)            (35,499)            (31,817)
Amortization of intangible assets                         (8,875)             (8,429)            (17,488)            (16,681)
Corporate and other expenses                             (25,152)            (26,837)            (56,412)            (54,386)
                                                     -----------         -----------         -----------         -----------

Consolidated income before income taxes              $   129,250         $   128,618         $   258,380         $   267,749
                                                     ===========         ===========         ===========         ===========

NOTE D - EARNINGS PER SHARE

Earnings per share are computed as follows (in thousands, except per share amounts):

                                                              Second Quarter                      Six Months
                                                        --------------------------        --------------------------
                                                          2000             1999             2000             1999
                                                        ---------        ---------        ---------        ---------

Basic earnings per share:
     Net income                                         $  80,804        $  79,582        $ 161,381        $ 165,148
     Less Preferred Stock dividends and
        redemption premium                                  1,013            1,802            2,199            3,682
                                                        ---------        ---------        ---------        ---------
     Net income available for Common Stock              $  79,791        $  77,780        $ 159,182        $ 161,466
                                                        =========        =========        =========        =========

     Weighted average Common
        Stock outstanding                                 114,125          119,447          114,743          119,418
                                                        =========        =========        =========        =========

     Basic earnings per share                           $    0.70        $    0.65        $    1.39        $    1.35
                                                        =========        =========        =========        =========


Diluted earnings per share:
     Net income                                         $  80,804        $  79,582        $ 161,381        $ 165,148
     Increased ESOP expense if Preferred
        Stock were converted to Common Stock                  238              264              475              530
                                                        ---------        ---------        ---------        ---------
     Net income available for Common Stock
        and dilutive securities                         $  80,566        $  79,318        $ 160,906        $ 164,618
                                                        =========        =========        =========        =========

     Weighted average Common Stock                        114,125          119,447          114,743          119,418
        outstanding
     Additional Common Stock resulting from
        dilutive securities:
        Preferred Stock                                     2,579            2,741            2,595            2,758
        Stock options and other                               579            1,294              527            1,267
                                                        ---------        ---------        ---------        ---------
     Weighted average Common Stock and
        dilutive securities outstanding                   117,283          123,482          117,865          123,443
                                                        =========        =========        =========        =========

     Diluted earnings per share                         $    0.69        $    0.64        $    1.37        $    1.33
                                                        =========        =========        =========        =========


Outstanding options to purchase 5.1 million shares and 6.5 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the second quarter and the six months of 2000, respectively, because the option exercise prices were greater than the average market price of the Common Stock.

NOTE E - COMPREHENSIVE INCOME

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows (in thousands):

                                                   Second Quarter                       Six Months
                                            ---------------------------         ---------------------------
                                              2000              1999              2000              1999
                                            ---------         ---------         ---------         ---------

Net income as reported                      $  80,804         $  79,582         $ 161,381         $ 165,148

Other comprehensive income:
     Foreign currency translation
     adjustments,
        net of income taxes                   (15,524)          (15,787)          (17,476)          (35,400)
                                            ---------         ---------         ---------         ---------

Comprehensive income                        $  65,280         $  63,795         $ 143,905         $ 129,748
                                            =========         =========         =========         =========

The impact in foreign currency translation adjustments in both years was due to the strengthening of the U.S. dollar in relation to the currencies of most European countries where the Company has operations.

NOTE F - SHORT-TERM BORROWINGS

The Company maintains an unsecured revolving credit agreement with a group of banks for $750.0 million that supports commercial paper borrowings and is otherwise available for general corporate purposes. In addition, in June 2000, the Company entered into a $100.0 million unsecured revolving credit agreement that terminates in December 2000. Terms for this facility are similar to the terms of the $750.0 million credit agreement. There are no borrowings outstanding under the $100.0 million credit agreement.

NOTE G - CAPITAL

Common shares outstanding are net of shares held in treasury, and in substance retired, of 23,139,897 at July 1, 2000, 21,136,952 at January 1, 2000 and
18,385,851 at July 3, 1999. In addition, 344,608, 306,698 and 248,899 shares of
VF Common Stock held in trust for deferred compensation plans are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,612,398 shares were outstanding at July 1, 2000, 1,669,444 at January 1, 2000 and 1,712,895 at July 3, 1999.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

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

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales decreased 1% for the second quarter and decreased less than 1% for the six months ended July 1, 2000, compared with 1999. In translating foreign currencies to the U.S. dollar, a stronger U.S. dollar reduced sales comparisons by $12 million in the second quarter of 2000 and by $31 million in the first half.

Gross margins were 34.9% of sales in the quarter and 34.3% in the six months, compared with 33.8% and 34.1% in the same 1999 periods. Gross margins improved in most businesses due to the continuing shift to lower cost sourcing, lower raw material costs and improved operating efficiencies. These improvements were partially offset by declines in workwear principally due to costs related to the integration of recent acquisitions. In addition, the second quarter of 1999 included costs related to closing the Jantzen women's sportswear business.

Marketing, administrative and general expenses were 23.8% of sales during the quarter and 23.4% in the six months of 2000, compared with 23.0% and 22.9% in the 1999 periods. Expenses were higher in 2000 due primarily to higher expense ratios in the recently acquired companies.

Other operating expense, which includes amortization of intangible assets and net royalty income, increased in 2000 due to amortization of intangible assets related to the businesses acquired in the second quarter.

Net interest expense increased 12% in both the second quarter and first half of 2000, compared with the same periods in 1999. The increase is due to higher short-term borrowing rates in 2000 as well as higher average short-term borrowings to support acquisitions.

The effective income tax rate for the six months of 2000 was 37.5%, based on the expected rate for the year, compared with 38.3% in the prior year. The lower tax rate for 2000 is due to an expected reduction in foreign operating losses with no benefit, reduction in state income taxes and an increase in employment-related tax credits.

Net income increased 2% during the second quarter and declined 2% in the six months of 2000. Earnings per share increased 8% during the quarter and 3% in the six months, including the benefit of the Company's share repurchase program. The recent acquisitions had a $.02 dilutive effect on earnings per share in the second quarter. The dilutive impact of acquisitions on an annual basis is expected to be $.10 to $.15 per share.

INFORMATION BY BUSINESS SEGMENT

The Consumer Apparel segment consists of jeanswear, women's intimate apparel, swimwear and the children's apparel businesses. Overall, this segment's sales decreased 4% for the second quarter of 2000 and 3% for the six months, compared with the same periods of 1999. Domestic jeans sales declined slightly in the second quarter of 2000 and increased 1% for the six months. Sales increased in the Company's Western business in both periods and in the Mass Market business in the six months. Although sales declined at Lee in both periods, first quality sales increased in the second quarter over prior year, improving profitability. International jeans sales were lower by 7% in the second quarter and 8% in the six months due to jeanswearmarket declines in our primary markets of the United Kingdom, Italy, Germany and Japan, as well as foreign currency translation effects. Domestic intimate apparel sales declined 9% in the quarter and 10% in the six months, with increases in the Vanity Fair, Lily of France and Bestform branded business offset primarily by lower Private Label sales. Playwear achieved record results with sales up significantly in the quarter and six months, due primarily to increases in the NIKE brand. Segment profit increased 14% for the quarter and 7% for the six months of 2000, due in part to increases in domestic jeanswear profitability in both periods. While European jeanswear profit increased in the second quarter, total international jeanswear profit declined in the quarter and six months of 2000 primarily due to operating losses in Asia. Additionally, last year's second quarter results included provisions for inventory losses and other costs of approximately $12 million related to exiting the Jantzen women's sportswear business.

The Occupational Apparel segment includes the Company's industrial, career and safety apparel businesses. Sales increased during the six months of 2000 due to acquisitions made during 1999. Segment profit decreased in the second quarter and six months due to manufacturing and distribution inefficiencies related to integration of the four businesses acquired in late 1998 and early 1999.

The All Other segment includes the Company's knitwear, daypack and outdoor businesses. Sales increased in the second quarter and six months due to the acquisitions of Eastpak and The North Face. The decline in this segment's profit during the quarter and six months resulted from a loss at The North Face from the acquisition date to the end of the quarter and lower profits at knitwear due to changes in their business cycle.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                  July 1        January 1        July 3
                                   2000           2000            1999
                                   ----           ----          --------
                                           (Dollars in millions)
Working capital                   $589.2         $763.9         $786.0

Current ratio                     1.4 to 1       1.7 to 1       1.6 to 1

Debt to total capital             36.5%          30.1%          33.7%

Accounts receivable at the end of the second quarter of 2000 are higher than in 1999 due to businesses acquired during the second quarter of 2000 without their related sales. Receivables are higher than at the end of 1999 due to seasonal sales patterns and the impact of acquisitions completed during 2000.

Inventories at the end of the second quarter of 2000 are 12% higher than at the comparable date in 1999 due to higher levels of inventory existing in the recently acquired companies. Excluding these acquisitions, inventory balances would have been 3% higher. Inventories are higher than at the end of 1999 due to seasonal sales patterns and the impact of acquisitions completed during 2000.

Accounts payable balances at the end of the second quarter increased over year-end levels due to the recently acquired companies and higher inventory levels.

Accrued liabilities at the end of the quarter are higher than year-end due to seasonal sales patterns.

The increase in short-term borrowings since the end of 1999 relates to business acquisitions completed during 2000 and to higher seasonal working capital requirements.

During the first six months of 2000, the Company repurchased 2.0 million shares of its Common Stock in open market transactions for a total cost of $50.3 million. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 6.0 million common shares.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is a party to litigation arising in the ordinary course of its business. The Company, its subsidiary, The North Face, Inc., and certain of The North Face's former and current officers and directors have been named parties in various purported shareholder actions in California, Colorado and Delaware, including ENG v. Cason, et al., Civil Action No. 810726-0 (California Superior Court, Alameda County) and Polacheck v. VF Corporation, et al. (Court of Chancery, Delaware). The actions allege, among other things, self-dealing, breach of fiduciary duties and violations of federal and state laws. The North Face has filed motions to dismiss in each of the cases, except for Polacheck with respect to which the parties on July 26, 2000 entered into a memorandum of understanding to settle. In management's opinion, there are no pending claims or litigation, the outcome of which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibit 27 - Financial data schedule as of July 1, 2000

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended July 1, 2000.

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




                                            V.F. CORPORATION
                                            ----------------
                                               (Registrant)



                                            By: /s/ Robert K. Shearer
                                                ------------------------
                                                Robert K. Shearer
                                                Vice President - Finance
                                                (Chief Financial Officer)


Date: August 14, 2000

                                            By: /s/ Peter E. Keene
                                                --------------------
                                                Peter E. Keene
                                                Vice President - Controller
                                                (Chief Accounting Officer)