Form 10-Q
period 2000-09-30
V F CORP /PA/
filed 2000-11-08
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

On October 28, 2000, there were 113,763,595 shares of the registrant's Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX





                                                                                            PAGE NO.
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

     Consolidated Statements of Income -
     Three months and nine months ended September 30, 2000 and
     October 2, 1999 .....................................................................      3

     Consolidated Balance Sheets - September 30, 2000,
     January 1, 2000 and October 2, 1999 .................................................      4

     Consolidated Statements of Cash Flows -
     Nine months ended September 30, 2000 and
     October 2, 1999 .....................................................................      5

     Notes to Consolidated Financial Statements ..........................................      6

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................................     10

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk ..................     12


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings ...........................................................     12

    Item 6 - Exhibits and Reports on Form 8-K.............................................     12

                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                         SEPTEMBER 30          OCTOBER 2          SEPTEMBER 30            OCTOBER 2
                                                             2000                1999                2000                   1999


NET SALES                                                $ 1,588,607          $ 1,464,856          $ 4,306,408          $ 4,187,930

COSTS AND OPERATING EXPENSES
       Cost of products sold                               1,049,803              961,943            2,834,687            2,755,612
       Marketing, administrative
            and general expenses                             349,784              313,532              985,915              938,269
       Other operating expense                                 5,482                3,038               12,789                9,044
                                                         -----------          -----------          -----------          -----------
                                                           1,405,069            1,278,513            3,833,391            3,702,925
                                                         -----------          -----------          -----------          -----------

OPERATING INCOME                                             183,538              186,343              473,017              485,005

OTHER INCOME (EXPENSE)
       Interest income                                         1,859                1,299                4,371                4,526
       Interest expense                                      (24,440)             (18,787)             (62,451)             (53,831)
       Miscellaneous, net                                       (408)                 368                3,992                1,272
                                                         -----------          -----------          -----------          -----------
                                                             (22,989)             (17,120)             (54,088)             (48,033)
                                                         -----------          -----------          -----------          -----------

INCOME BEFORE INCOME TAXES                                   160,549              169,223              418,929              436,972

INCOME TAXES                                                  60,187               65,327              157,186              167,928
                                                         -----------          -----------          -----------          -----------
NET INCOME                                               $   100,362          $   103,896          $   261,743          $   269,044
                                                         ===========          ===========          ===========          ===========


EARNINGS PER COMMON SHARE
       Basic                                             $      0.87          $      0.87          $      2.26          $      2.22
       Diluted                                                  0.86                 0.85                 2.22                 2.19

CASH DIVIDENDS PER COMMON SHARE                          $      0.22          $      0.21          $      0.66          $      0.63




See notes to consolidated financial statements.

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              SEPTEMBER 30          JANUARY 1            OCTOBER 2
                                                                                  2000                 2000                1999
ASSETS

CURRENT ASSETS
      Cash and equivalents                                                    $   232,933          $    79,861          $    81,783
      Accounts receivable, less allowances:                                       905,591              732,502              829,239
            September 30 - $58,900; Jan 1 - $52,011;
             October 2 - $54,498
      Inventories:
            Finished products                                                     731,287              575,617              616,425
            Work in process                                                       221,356              171,275              198,479
            Materials and supplies                                                203,099              217,148              190,359
                                                                              -----------          -----------          -----------
                                                                                1,155,742              964,040            1,005,263

      Other current assets                                                        129,123              101,013              155,701
                                                                              -----------          -----------          -----------
            Total current assets                                                2,423,389            1,877,416            2,071,986

PROPERTY, PLANT AND EQUIPMENT                                                   1,862,405            1,814,062            1,789,059
      Less accumulated depreciation                                             1,069,263            1,009,640              987,431
                                                                              -----------          -----------          -----------
                                                                                  793,142              804,422              801,628

INTANGIBLE ASSETS                                                               1,122,075              992,463              998,020

OTHER ASSETS                                                                      382,418              352,213              310,702
                                                                              -----------          -----------          -----------
                                                                              $ 4,721,024          $ 4,026,514          $ 4,182,336
                                                                              ===========          ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Short-term borrowings                                                   $   358,809          $   408,932          $   462,083
      Current portion of long-term debt                                           115,621                4,751                  583
      Accounts payable                                                            353,598              332,666              333,998
      Accrued liabilities                                                         475,788              367,124              486,889
                                                                              -----------          -----------          -----------
            Total current liabilities                                           1,303,816            1,113,473            1,283,553

LONG-TERM DEBT                                                                    905,827              517,834              523,057

OTHER LIABILITIES                                                                 219,849              194,113              186,069

REDEEMABLE PREFERRED STOCK                                                         49,024               51,544               52,270
DEFERRED CONTRIBUTIONS TO EMPLOYEE
      STOCK OWNERSHIP PLAN                                                         (9,491)             (14,268)             (15,780)
                                                                              -----------          -----------          -----------
                                                                                   39,533               37,276               36,490


COMMON SHAREHOLDERS'  EQUITY
      Common Stock, stated value $1; shares                                       113,598              116,205              117,918
            authorized, 300,000,000; shares outstanding;
            Sept 30 - 113,597,762; Jan 1 - 116,204,655;
             Oct 2 - 117,917,567
      Additional paid-in capital                                                  832,389              831,054              830,665
      Accumulated other comprehensive income                                      (94,806)             (64,756)             (59,784)
      Retained earnings                                                         1,400,818            1,281,315            1,264,368
                                                                              -----------          -----------          -----------
            Total common shareholders' equity                                   2,251,999            2,163,818            2,153,167
                                                                              -----------          -----------          -----------
                                                                              $ 4,721,024          $ 4,026,514          $ 4,182,336
                                                                              ===========          ===========          ===========





See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     NINE MONTHS ENDED
                                                              SEPTEMBER 30        OCTOBER 2
                                                                  2000              1999
OPERATIONS
       Net income                                              $ 261,743          $ 269,044
       Adjustments to reconcile net income to
            cash provided by operations:
            Depreciation                                         102,365            100,540
            Amortization of intangible assets                     26,378             24,890
            Other, net                                             8,164            (19,177)
            Changes in current assets and liabilities:
                 Accounts receivable                            (151,009)          (108,129)
                 Inventories                                    (107,664)            18,579
                 Accounts payable                                (18,442)           (22,954)
                 Other, net                                       95,440             (2,426)
                                                               ---------          ---------
            Cash provided by operations                          216,975            260,367

INVESTMENTS
       Capital expenditures                                      (96,581)          (126,425)
       Business acquisitions                                    (270,393)          (156,197)
       Other, net                                                  1,973            (11,124)
                                                               ---------          ---------
            Cash invested                                       (365,001)          (293,746)

FINANCING
       Increase (decrease) in short-term borrowings              (47,034)           203,409
       Proceeds from long-term debt                              495,185              1,032
       Payment of long-term debt                                  (1,273)            (1,979)
       Purchase of Common Stock                                  (64,236)           (97,478)
       Cash dividends paid                                       (78,107)           (77,745)
       Proceeds from issuance of stock
                                                                     708             24,963
       Other, net                                                  3,226              3,329
                                                               ---------          ---------
            Cash provided by financing                           308,469             55,531

EFFECT OF FOREIGN CURRENCY RATE CHANGES ON CASH                   (7,371)            (3,577)
                                                               ---------          ---------
NET CHANGE IN CASH AND EQUIVALENTS                               153,072             18,575

CASH AND EQUIVALENTS - BEGINNING OF YEAR                          79,861             63,208
                                                               ---------          ---------
CASH AND EQUIVALENTS - END OF PERIOD                           $ 232,933          $  81,783
                                                               =========          =========



See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Similarly, the 1999 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

NOTE B - ACQUISITIONS
During the second quarter of 2000, the Company acquired the trademark rights to the CHIC(R) brand name and the rights to the H.I.S.(R) brand name outside of Europe. The Company also acquired approximately 81% of the common stock of The North Face, Inc. ("The North Face") on May 24 and the Eastpak backpack and daypack business on May 26. During the third quarter of 2000, the Company acquired the trademarks and inventory of the Gitano(R) brand and the remaining 19% of the common stock of The North Face. The purchase prices totaled $269.5 million, including the repayment of $107.7 million of indebtedness. These acquisitions have been accounted for as purchases, and accordingly, operating results have been included in the financial statements from the dates of acquisition. The net assets of these companies are included in the Company's financial presentation based on preliminary allocations of the purchase prices, with approximately $152.2 million representing intangible assets to be amortized over 40 years. Final asset and liability valuations are not expected to have a material effect on the financial statements.

The following pro forma results of operations assume that acquisitions during the last two years had occurred at the beginning of 1999 (in thousands, except per share amounts):

                                              Third Quarter                               Nine Months
                                        2000                1999                    2000                 1999
Net sales                          $   1,588,607         $   1,572,708        $    4,418,278        $    4,497,891
Net income                               100,362                92,427               230,891               241,584

Earnings per common share:
      Basic                        $        0.87         $        0.77        $         1.99        $         1.99
      Diluted                               0.86                  0.76                  1.96                  1.96

The Company accrued various restructuring charges in connection with the acquired businesses. The charges relate to severance, closure of manufacturing and distribution facilities, and lease and contract termination costs. Cash payments related to these actions will be completed by early 2002. The charges are summarized as follows (in thousands):

                                                    Facilities        Lease and
                                                       Exit            Contract
                                    Severance         Costs           Termination          Total

Accrual at beginning of 2000         $ 3,699          $ 1,414          $ 15,730          $ 20,843
Additions                              6,282            1,189               911             8,382
Cash payments                         (5,179)            (555)           (6,432)          (12,166)
                                     -------          -------          --------          --------
Estimated remaining costs            $ 4,802          $ 2,048          $ 10,209          $ 17,059
                                     =======          =======          ========          ========

Subsequent to the end of the third quarter, the Company acquired approximately 84% of the outstanding shares of H.I.S. Sportswear AG, which owns the H.I.S. trademarks in Europe and markets H.I.S. products in Europe.

NOTE C - BUSINESS SEGMENT INFORMATION

Financial information for the Company's reportable segments is as follows:

                                                              Third Quarter                          Nine Months
                                                      ------------------------------       ---------------------------------
(In thousands)                                           2000              1999                2000               1999
                                                      ------------      ------------       -------------      --------------
Net sales:
      Consumer Apparel                              $   1,120,669     $   1,107,285      $    3,198,326     $    3,252,169
      Occupational Apparel                                156,163           162,682             488,857             460,892
      All Other                                           311,775           194,889             619,225             474,869
                                                      ------------      ------------       -------------      --------------

Consolidated net sales                              $   1,588,607     $   1,464,856      $    4,306,408     $     4,187,930
                                                      ============      ============       =============      ==============

Segment profit:
      Consumer Apparel                              $     185,543     $     166,902      $      511,812     $       472,628
      Occupational Apparel                                    696            19,737              25,553              60,342
      All Other                                            32,834            24,129              49,487              48,431
                                                      ------------      ------------       -------------      --------------
      Total segment profit                                219,073           210,768             586,852             581,401
Interest, net                                            (22,581)          (17,488)            (58,080)            (49,305)
Amortization of intangible assets                         (8,890)           (8,209)            (26,378)            (24,890)
Corporate and other expenses                             (27,053)          (15,848)            (83,465)            (70,234)
                                                      ------------      ------------       -------------      --------------

Consolidated income before income taxes             $     160,549     $     169,223      $      418,929     $       436,972
                                                      ============      ============       =============      ==============

NOTE D - EARNINGS PER SHARE

Earnings per share are computed as follows (in thousands, except per share amounts):

                                                                Third Quarter                          Nine Months
                                                        ------------------------------       --------------------------------
                                                           2000              1999                2000               1999
                                                        ------------      ------------       -------------      -------------
Basic earnings per share:
      Net income                                      $     100,362     $     103,896      $      261,743     $      269,044
      Less Preferred Stock dividends and
          redemption premium                                    950             1,536               3,149              5,218
                                                        ------------      ------------       -------------      -------------
      Net income available for Common Stock           $      99,412     $     102,360      $      258,594     $      263,826
                                                        ============      ============       =============      =============

      Weighted average Common
          Stock outstanding                                 114,013           118,229             114,500            119,013
                                                        ============      ============       =============      =============

      Basic earnings per share                                $0.87             $0.87               $2.26              $2.22
                                                        ============      ============       =============      =============

Diluted earnings per share:
      Net income                                      $     100,362     $     103,896      $      261,743     $      269,044
      Increased ESOP expense if Preferred Stock
          were converted to Common Stock                        236               265                 711                795
                                                        ------------      ------------       -------------      -------------
      Net income available for Common Stock
          and dilutive securities                     $     100,126     $     103,631      $      261,032     $      268,249
                                                        ============      ============       =============      =============

      Weighted average Common Stock outstanding             114,013           118,229             114,500            119,013
      Additional Common Stock resulting from
          dilutive securities:
          Preferred Stock                                     2,541             2,709               2,577              2,742
          Stock options and other                               434               769                 448                970
                                                        ------------      ------------       -------------      -------------
      Weighted average Common Stock and
          dilutive securities outstanding                   116,988           121,707             117,525            122,725
                                                        ============      ============       =============      =============

      Diluted earnings per share                              $0.86             $0.85               $2.22              $2.19
                                                        ============      ============       =============      =============

Outstanding options to purchase 8.1 million shares and 7.0 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the third quarter and the nine months of 2000, respectively, because the option exercise prices were greater than the average market price of the Common Stock.

NOTE E - COMPREHENSIVE INCOME

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows (in thousands):

                                                               Third Quarter                          Nine Months
                                                       -------------------------------       -------------------------------
                                                           2000              1999                2000              1999
                                                       -------------      ------------       -------------      ------------

Net income as reported                               $      100,362     $     103,896      $      261,743     $     269,044

Other comprehensive income:
      Foreign currency translation adjustments,
          net of income taxes                              (12,574)             1,255            (30,050)          (34,145)
                                                       -------------      ------------       -------------      ------------

Comprehensive income                                 $       87,788     $     105,151      $      231,693     $     234,899
                                                       =============      ============       =============      ============

The impact of foreign currency translation adjustments in the third quarter and nine months of 2000, as well as the nine months of 1999, was due to the strengthening of the U.S. dollar in relation to the currencies of most European countries where the Company has operations.

NOTE F - BORROWINGS

The Company maintains an unsecured revolving credit agreement with a group of banks for $750.0 million that supports commercial paper borrowings and is otherwise available for general corporate purposes. In addition, in June 2000, the Company entered into a $100.0 million unsecured revolving credit agreement that terminates in December 2000. Terms for this facility are similar to the terms of the $750.0 million credit agreement. There are no borrowings outstanding under these credit agreements. The Company does not intend to renew the $100.0 million credit agreement when it expires in December.

On September 29, 2000, the Company completed the sale of $300.0 million of 8.1%, five-year notes and $200.0 million of 8.5%, ten-year notes.

NOTE G - CAPITAL

Common shares outstanding are net of shares held in treasury, and in substance retired, of 23,709,897 at September 30, 2000, 21,136,952 at January 1, 2000 and
19,426,952 at October 2, 1999. In addition, 375,833, 306,698 and 289,969 shares of VF Common Stock held in trust for deferred compensation plans are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,587,812 shares were outstanding at September 30, 2000, 1,669,444 at January 1, 2000 and 1,692,956 at October 2, 1999.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which will be effective for the Company in 2001. Management anticipates that, due to its limited use of derivative instruments, the adoption of the Statements will not have a significant effect on the Company. Management is also evaluating the SEC's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and does not expect that its adoption will have a significant effect on the Company.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales increased 8% for the third quarter and 3% for the nine months ended September 30, 2000, compared with 1999. In translating foreign currencies to the U.S. dollar, a stronger U.S. dollar reduced sales comparisons by $19 million in the third quarter of 2000 (EPS by $.02) and by $50 million in the nine months ended September 2000 (EPS by $.04).

Gross margins were 33.9% of sales in the third quarter of 2000 compared with 34.3% in the prior year quarter. Gross margins were 34.2% in both nine month periods. Gross margins improved in most businesses due to the continuing shift to lower cost sourcing, lower raw material costs and improved operating efficiencies. These improvements were offset by declines in occupational apparel resulting from complexities created by the integration of recent acquisitions.

Marketing, administrative and general expenses were 22.0% of sales during the quarter and 22.9% in the nine months of 2000, compared with 21.4% and 22.4% in the 1999 periods. The higher expense ratios in 2000 resulted from recently acquired companies, which sell to upper tier distribution channels that traditionally require higher levels of marketing expenditures.

Other operating expense, which includes amortization of intangible assets and net royalty income, increased in 2000 due to amortization of intangible assets related to the businesses acquired in 2000.

Net interest expense increased 29% in the third quarter and 18% in the nine months of 2000, compared with the same periods in 1999. The increase is due to higher average short-term borrowings to support acquisitions, as well as higher short-term borrowing rates in 2000.

The effective income tax rate for the nine months of 2000 was 37.5%, based on the expected rate for the year, compared with 38.4% in the prior year. The lower tax rate for 2000 is due to an expected reduction in foreign operating losses with no benefit, reduction in state income taxes and an increase in employment-related tax credits.

Net income decreased 3% during both the third quarter and nine months of 2000. Basic earnings per share were the same for the third quarter and increased 2% in the nine months, including the benefit of the Company's share repurchase program. The 2000 acquisitions are expected to have a dilutive impact for the year 2000 of $.10 to $.15 per share, with the majority of this in the fourth quarter.

INFORMATION BY BUSINESS SEGMENT

The Consumer Apparel segment consists of jeanswear, women's intimate apparel, swimwear and the children's apparel businesses. Overall, this segment's sales increased 1% for the third quarter of 2000 and decreased 1% for the nine months, compared with the same periods of 1999. Domestic jeans sales increased 9% in the third quarter and 4% for the nine months, led by increases in the Company's domestic Western and Mass Market businesses in both periods. Sales also increased in the third quarter at Lee. International jeanswear sales declined 4% in the third quarter and 6% in the nine months primarily due to the effects of foreign currency. Excluding the effects of currency translation, European jeanswear sales increased 2% in the quarter and declined 3% in the nine months. Sales in Asia, however, declined for both the quarter and the nine months as a result of a declining premium jeans market in Japan and difficult overall economic conditions within the country. Domestic intimate apparel sales declined 7% in the quarter and 9% in the nine months, with increases in the Vanity Fair and Lily of France brands offset by lower private label and

Vassarette brand sales. Playwear sales were flat for the quarter, but increased in the nine months of 2000 due to increased sales in NIKE branded product. Segment profit increased 11% for the quarter and 8% for the nine months of 2000, due to increases in domestic jeanswear sales and profitability in both periods. International jeanswear profit increased significantly in the quarter but was down slightly in the nine months. While European jeanwear profit increased in both the quarter and nine months, profits in Asia declined in both periods.

The Occupational Apparel segment includes the Company's industrial, career and safety apparel businesses. Sales increased during the nine months of 2000 due to acquisitions made during 1999. This segment's profit decreased in the third quarter and nine months due to manufacturing and distribution inefficiencies related to integration of the four businesses acquired in late 1998 and early 1999.

The All Other segment includes the Company's knitwear, daypack and outdoor businesses. Sales increased in the third quarter and nine months due to the acquisitions of Eastpak and The North Face. Segment profit increased in the quarter due to the 2000 acquisitions.

Management will continue to address profitability issues within its underperforming units. Any actions resulting from this evaluation could have an impact on operating results.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                     September 30           January 1            October 2
                                        2000                   2000                1999
                                        ----                   ----              --------
                                                      (Dollars in millions)
Working capital                      $  1,119.6         $    763.9            $  788.4

Current ratio                          1.9 to 1           1.7 to 1            1.6 to 1

Debt to total capital                      38.0%            30.1%                 31.4%

Accounts receivable at the end of the third quarter of 2000 are higher than at the same period in 1999 due to higher sales. The number of days sales outstanding in accounts receivable at the end of the third quarter periods are flat. Receivables are higher than at the end of 1999 due to higher sales in the third quarter of 2000 and seasonal sales patterns.

Inventories at the end of the third quarter of 2000 are 15% higher than at the comparable date in 1999 due to higher inventories in occupational apparel resulting from operating inefficiencies related to integration of the businesses acquired in 1998 and 1999, higher days of inventory in recently acquired companies and expected increases in sales. Excluding the 2000 acquisitions, inventory balances would have been 6% higher. Inventories are higher than at the end of 1999 due to seasonal sales patterns and the impact of acquisitions completed during 2000.

Accrued liabilities at the end of the quarter are higher than year-end due to seasonal patterns.

On September 29, 2000, the Company issued $500.0 million of long-term notes. As of October 27, 2000, substantially all of the net proceeds of $495.2 million had been used to reduce short-term borrowings.

During the first nine months of 2000, the Company repurchased 2.6 million shares of its Common Stock in open market transactions for a total cost of $64.2 million. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 5.4 million common shares.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is a party to litigation arising in the ordinary course of its business. In addition, the Company, its subsidiary, The North Face, Inc., and certain of The North Face's former and current officers and directors have been named parties in various purported shareholder actions in California, Colorado and Delaware, including ENG v. Cason, et al., Civil Action No. 810726-0 (California Superior Court, Alameda County), Markus, et al. v. The North Face, Inc., Civil Action No. 99-Z-473 (United States District Court for the District of Colorado), and Polacheck v. VF Corporation, et al. (Court of Chancery, Delaware). The actions allege, among other things, self-dealing, breach of fiduciary duties and violations of federal and state laws. The North Face has filed a motion to dismiss on behalf of all defendants in the ENG action and has reached agreements to settle both the Markus and the Polacheck actions. In management's opinion, there are no pending claims or litigation, the outcome of which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

                  4.1 - Indenture between the Company and United States Trust Company of New York, as Trustee, dated as of September 29, 2000.
                  4.2  - Form of 8.10% Note due 2005 (included in Exhibit 4.1)
                  4.3  - Form of 8.50% Note due 2010 (included in Exhibit 4.1)
                   27  - Financial data schedule as of September 30, 2000

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 2000.

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


Date: November 6, 2000

                                               By:  /s/ Peter E. Keene
                                                    --------------------
                                                     Peter E. Keene
                                                     Vice President - Controller
                                                      (Chief Accounting Officer)

                                 VF CORPORATION
                               INDEX TO EXHIBITS


Number                        Description
------                        -----------
4.1        Indenture between the Company and United States Trust Company of New York,
           as Trustee, dated as of September 29, 2000

4.2        Form of 8.10% Note due 2005 (included in Exhibit 4.1)

4.3        Form of 8.50% Note due 2010 (included in Exhibit 4.1)

27         Financial data schedule