Form 10-K405
period 2000-12-30
V F CORP /PA/
filed 2001-03-26
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 30, 2000

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

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE  ACT:


                                             Name of each exchange
Title of each class                          on which  registered
-------------------                          --------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 6, 2001, 112,250,496 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the common shares (based on the closing price of these shares on the New York Stock Exchange) of the registrant held by nonaffiliates was approximately $3.1 billion. In addition, 1,570,301 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 2,512,482 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant's Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 30, 2000 (Item 1 in Part I and Items 5, 6, 7, 7A and 8 in Part II).

Portions of the Proxy Statement dated March 22, 2001 for the Annual Meeting of Shareholders to be held on April 24, 2001 (Item 4A in Part I and Items 10, 11, 12 and 13 in Part III).

                                     PART I


ITEM 1.  BUSINESS

VF Corporation, through its operating subsidiaries, designs, manufactures and markets branded jeanswear, intimate apparel, occupational apparel, knitwear, outdoor apparel and equipment, children's playwear and other apparel. VF Corporation, organized in 1899, oversees the operations of its individual businesses, providing them with financial and administrative resources. Unless the context indicates otherwise, the term "Company" used herein means VF Corporation and its subsidiaries.

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

Certain financial information regarding the Company's three reportable segments, as well as geographic information and sales by product category, is included in Note O of the Company's consolidated financial statements in the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000 ("2000 Annual Report"), which is incorporated herein by reference.



CONSUMER APPAREL SEGMENT

            JEANSWEAR AND RELATED PRODUCTS

Jeanswear and related casual products are manufactured and marketed in the United States and in many international markets. In the United States, jeanswear products are manufactured and marketed under the LEE(R), WRANGLER(R), RUSTLER(R), RIDERS(R) and BRITTANIA(R) brands. During 2000, the Company acquired the CHIC(R) and GITANO(R) brands. The Company also offers cotton casual pants and shirts under the LEE CASUALS(R) and TIMBER CREEK BY WRANGLER(R) brands.

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

According to industry data, approximately 697 million pairs of jeans made of denim, twill, corduroy and other fabrics were sold in the United States in 2000, representing a 5.0% increase over 1999. This same data indicates that the Company currently has the largest combined unit market share at approximately 27%, with the WRANGLER, LEE and RUSTLER brands having the first, third and fourth largest unit shares of the jeans market in the United States, respectively.

In international markets, the Company's largest jeanswear operation is in Western Europe, where the Company manufactures and markets LEE, WRANGLER, MAVERICK(R) and OLD AXE(R) jeanswear and related products. In late 2000, the Company acquired 85% of the common stock of H.I.S. sportswear AG, which manufactures and markets H.I.S(R) brand jeanswear products primarily for women. LEE, WRANGLER and H.I.S jeanswear products are sold through department stores and specialty shops, while the MAVERICK and OLD AXE brands are sold to discount stores. Jeanswear in Europe and in most international markets is fashion-driven and has a higher relative price than similar products in the United States. Jeanswear products are sold to retailers through the Company's sales forces and independent sales agents.

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

The Company also manufactures and markets LEE products in China and participates in a joint venture in Spain and Portugal. Near the end of 2000, the Company transferred its WRANGLER business in Japan to a licensee. In foreign markets where the Company does not have owned operations, LEE and WRANGLER jeanswear and related products are marketed through distributors, agents or licensees.

        INTIMATE APPAREL

The Company manufactures and markets women's intimate apparel under the VANITY FAIR(R), LILY OF FRANCE(R) and the licensed Tommy Hilfiger(R) and Natori(R) labels for sales to domestic department and specialty stores. Products include bras, panties, daywear, shapewear, robes and sleepwear.Women's intimate apparel is also manufactured and marketed under the VASSARETTE(R), BESTFORM(R) and EXQUISITE FORM(R) brands for sale to the discount store channel of distribution. The Company also has a significant private label lingerie business with various national chain and specialty stores in the United States. Products are sold through the Company's sales force.

In international markets, women's intimate apparel is also manufactured and marketed to department and specialty stores under the LOU(R), BOLERO(R), GEMMA(R), INTIMA CHERRY(R) and BELCOR(R) brands primarily in France and Spain. Intimate apparel is marketed in discount stores in France under the VARIANCE(R) brand. The Company also markets the VANITY FAIR, VASSARETTE, BESTFORM and EXQUISITE FORM brands in Europe.

        CHILDREN'S PLAYWEAR

Infant and children's apparel is manufactured and marketed in the United States under the HEALTHTEX(R) and LEE brands and under the licensed NIKE(R) brand. Products are sold primarily to department and specialty stores. Beginning in 1999, the HEALTHTEX brand was made available over the internet through its website, www.healthtex.com, as the Company's first e-commerce initiative selling directly to consumers.

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

OCCUPATIONAL APPAREL SEGMENT

The Company produces occupational and career apparel sold under the RED KAP(R) label in the United States. Over one-half of these sales are to industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Since industrial laundries maintain minimal inventories of work clothes, a supplier's ability to offer rapid delivery is an important factor in this market. The Company's commitment to customer service, supported by an automated central distribution center with several satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the RED KAP brand obtain a significant share of the industrial laundry rental business.

Through several acquisitions in recent years, the Company has expanded its product offerings to include restaurant apparel under the PENN STATE TEXTILE(R) brand, "clean room" apparel under the FIBROTEK(R) brand and safety apparel under the BULWARK(R) brand. In addition, the Company offers corporate image uniforms and casual apparel. The Company operates a number of catalog web sites for major business and governmental organizations, giving more than 300,000 of their employees the convenience of shopping and paying for their work and career apparel via the internet.

ALL OTHER SEGMENT

        OUTDOOR CLOTHING AND EQUIPMENT

The Company manufactures and markets JANSPORT(R) brand daypacks sold through department and sports specialty stores and college bookstores in the United States and through department and specialty stores in Europe. JANSPORT daypacks and bookbags have a leading brand share in the United States. The EASTPAK(R) brand of daypacks was acquired in 2000 and integrated into the JanSport business. The EASTPAK brand is sold primarily through discount stores in the United States and through department and specialty stores in Europe. A more technical line of JANSPORT backpacks are sold through outdoor and sporting goods stores. In addition, JANSPORT branded fleece casualwear and T-shirts imprinted with college logos are sold through college bookstores.

In 2000, the Company acquired The North Face, Inc., makers of high performance outdoor apparel and equipment sold under THE NORTH FACE(R) brand. THE NORTH FACE apparel products consist of outerwear, snowsports gear and functional sportswear. Equipment consists of tents, sleeping bags, backpacks, daypacks and accessories. THE NORTH FACE products are designed for extreme applications, such as high altitude mountaineering and ice and rock climbing, although many consumers who purchase those products use them for less extreme activities. THE NORTH FACE products are sold through specialty outdoor and premium sporting goods stores.

        KNITWEAR

The Company manufactures and markets knitted fleecewear and T-shirts for the United States market. Approximately 40% of the Company's knitwear sales are to private label accounts, including NIKE, Inc. and various national chain, department and discount stores. Blank fleece and T-shirt products are also marketed under the LEE brand to wholesalers and garment screen-print operators.

The Company also designs, manufactures and markets imprinted sports apparel under licenses granted by the four major American professional sports leagues, NASCAR and other parties. These sports apparel products for adults are distributed through department, sporting goods and athletic specialty stores under the LEE SPORT(R), NUTMEG(R) and the licensed CHASE AUTHENTICS(R) brands. CSA(R) branded products are distributed through mass merchandisers and discount stores.


RAW MATERIALS AND MANUFACTURING

Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn. The Company also purchases thread and trim (buttons, zippers, snaps and lace) from numerous suppliers.

For most domestic operations, the Company purchases fabric, primarily from several domestic suppliers, against scheduled production. Purchased fabric is cut and sewn into finished garments in domestic and offshore manufacturing facilities in Mexico and the Caribbean Basin. In addition, the Company contracts the sewing of products from independent contractors, primarily in Mexico, the Caribbean Basin and Southeast Asia. To achieve a balanced sourcing mix, an increasing percentage of production is in lower cost offshore plants. By the end of 2000, approximately 67% of domestic sales were derived from products sewn outside the United States.

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

For the Company's international businesses, fabric, thread and trim are purchased from several international suppliers. In the European jeanswear operations, fabric is cut and sewn into finished garments in owned plants in Malta, Poland and Turkey, with the balance (mostly tops) sourced from independent contractors. In the international intimate apparel businesses, fabric is sewn into finished garments in owned plants in France, Spain and Tunisia, with the remainder manufactured by independent contractors. To obtain a more balanced sourcing mix, international jeanswear and intimate apparel sourcing has been shifted from owned plants in Western Europe to lower cost owned and contracted production outside of Western Europe. At the end of 2000, approximately 50% of international sales were derived from Company-owned plants.

The Company did not experience difficulty in obtaining fabric and other raw materials to meet production needs during 2000 and does not anticipate difficulties in 2001. The loss of any one supplier would not have a significant adverse effect on the Company's business.

SEASONALITY

The apparel industry in the United States has four primary retail selling seasons -- Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. Sales to retailers generally precede the retail selling seasons, although demand peaks have been reduced in recent years as more products are being sold on a replenishment basis.

Overall, with its diversified product offerings, the Company's operating results are not highly seasonal. On a quarterly basis, consolidated net sales range from a low of approximately 23% of full year sales to a high of 27% in the third quarter. Sales of knitwear products and outdoor clothing and equipment, however, are more seasonal in nature, with approximately 30% of knitwear sales and 35% of outdoor apparel and equipment sales in the third quarter.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods, and accordingly decreases during the second half. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

ADVERTISING

The Company supports its brands through extensive advertising and promotional programs and through sponsorship of special events. The Company advertises on national and local radio and television and in consumer and trade publications. It also participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. During 2000, the Company spent $252 million advertising and promoting its products.

OTHER MATTERS

      COMPETITIVE FACTORS

The apparel industry is highly competitive and consists of a number of domestic and foreign companies. Management believes that there is only one competitor in the United States that has sales and assets in the apparel industry greater than those of the Company. However, in certain product categories in which the Company operates, there are several competitors that have more sales and assets than the Company in those categories.

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

      CUSTOMERS

The Company's customers are primarily department, chain, specialty and discount stores in the United States and in international markets, primarily in Europe. Sales to Wal-Mart Stores, Inc. totaled 13.9% of total sales in 2000 and 13.0% in 1999. Sales to the Company's ten largest customers amounted to 40% of total sales in both 2000 and 1999.

      EMPLOYEES

The Company employs approximately 75,000 men and women. Approximately 4,000 employees are covered by various collective bargaining agreements. Employee relations are considered to be good.

      BACKLOG

The dollar amount of backlog of orders believed to be firm as of any fiscal year-end is not material for an understanding of the business of the Company taken as a whole.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Information concerning forward-looking statements, as reported under the caption "Cautionary Statement on Forward-looking Statements" on page 20 of the 2000 Annual Report, is incorporated herein by reference.

ITEM 2.  PROPERTIES.

The Company owns most of its facilities used in manufacturing, distribution and administrative activities. Certain other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for the Company's needs. Manufacturing and distribution facilities being utilized at the end of 2000 are summarized below by reportable segment:


                             Square
                             Footage
                           ----------
Consumer Apparel           14,100,000
Occupational Apparel        2,500,000
All Other                   4,400,000
                           ----------
                           21,000,000
                           ==========


In addition, the Company also owns or leases various administrative and office space having 1,700,000 square feet of space and owns or leases facilities having 3,500,000 square feet that are used for factory outlet operations. Approximately 76% of the factory outlet space is used for selling and warehousing the Company's products, with the balance consisting of space leased to tenants and common areas. Finally, the Company owns facilities having 200,000 square feet of space formerly used in its operations but now held for sale.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to litigation arising in the ordinary course of its business. In addition, the Company, its subsidiary, The North Face, Inc., and certain of The North Face's former and current officers and directors have been named in various purported shareholder actions in California, Colorado and Delaware, including Eng v. Cason, et al., Civil Action No. 810726-0 (California Superior Court, Alameda County), Markus, et al. v. The North Face, Inc., Civil Action No. 99-Z-473 (United States District Court for the District of Colorado), and Polacheck v. VF Corporation, et al. (Court of Chancery, Delaware). The actions alleged, among other things, self-dealing, breach of fiduciary duties and violations of federal and state laws. In the Eng action, defendants' motion to dismiss was granted with leave to amend. A settlement of the Markus consolidated actions has received preliminary approval from the U.S. District Court in Colorado. The Polacheck action has been settled. In management's opinion, there are no pending claims or litigation, the outcome of which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

The following are the executive officers of VF Corporation as of March 6, 2001. The term of office of each of the executive officers continues to the next annual meeting of the Board of Directors to be held April 24, 2001. There is no family relationship among any of the VF Corporation executive officers.

                                                                               Period Served
Name                         Position                               Age        In Such Office(s)
----                         --------                               ---        -----------------
Mackey J. McDonald           Chairman of the Board                  54         October 1998 to date
                             President                                         October 1993 to date
                             Chief Executive Officer                           January 1996 to date
                             Director                                          October 1993 to date

Robert A. Cordaro            Vice President - Controller            47         February 2001 to date

Candace S. Cummings          Vice President - Administration        53         March 1996 to date
                              and General Counsel
                             Secretary                                         October 1997 to date

George N. Derhofer           Vice President and Chairman -          47         October 2000 to date
                                Imagewear Coalition

Terry L. Lay                 Vice President and Chairman -        53           October 2000 to date
                              International Jeanswear Coalition
                             Vice President - Global Processes                 October 2000 to date

Frank C. Pickard III         Vice President - Treasurer             56         April 1994 to date

John P. Schamberger          Chairman - North & South               52         October 2000 to date
                              America Jeanswear and
                              Playwear Coalitions
                             Vice President                                    April 1995 to date

Robert K. Shearer            Vice President - Finance and           49         July 1998 to date
                              Chief Financial Officer

Eric C. Wiseman              Vice President and Chairman-           45         October 2000 to date
                              Global Intimate Apparel Coalition


Mr. McDonald joined the Company's Lee division in 1983, serving in various management positions until his election as Executive Vice President of the Wrangler division in 1986 and President of Wrangler in 1988. He was named Group Vice President of the Company in 1991, President of the Company in 1993, Chief Executive Officer in January 1996 and Chairman of the Board in October 1998. Additional information is included on page 2 of the Company's definitive proxy statement dated March 22, 2001 for the Annual Meeting of Shareholders to be held on April 24, 2001 ("2001 Proxy Statement").

Mr. Cordaro joined the Company in 1985, serving in various positions until being appointed Assistant Treasurer in 1990. In 1992 he was named Chief Financial Officer of Wrangler Europe and from 1994 to December 1996 held the position of Chief Financial Officer of VF Europe. He was named President of VF Asia Pacific in January 1997 and was elected Vice President - Controller of the Company in February 2001.

Mrs. Cummings joined the Company as Vice President - General Counsel in 1995 and became Vice President - Administration and General Counsel in March 1996 and Secretary in October 1997.

Mr. Derhofer joined Nutmeg Industries, Inc. in 1989 as Senior Vice President, Chief Financial Officer and Treasurer. When Nutmeg was acquired by the Company in 1994, he was named Executive Vice President and Chief Financial Officer of the Nutmeg division. From October 1996 to September 2000, he was President of the Knitwear division and was elected Vice President of the Company and Chairman
- Imagewear Coalition in October 2000.

Mr. Lay joined the Company's Lee division in 1971 and held various positions at both the Lee and Jantzen divisions, including Vice President - Product Development at the Lee division from 1992 to 1994. In 1994, he was appointed President - Wrangler Europe and later that year President - VF Europe. He served as President of the Company's Lee division from August 1996 until he was elected Vice President of the Company and Chairman - International Coalition in February 1999. He became the Chairman - International Jeanswear Coalition and was elected Vice President - Global Processes in October 2000.

Mr. Pickard joined the Company in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President - Treasurer in 1994.

Mr. Schamberger joined the Company's Wrangler division in 1972 and held various positions until his election as President of Wrangler in 1992. He was elected as the Company's Chairman - North & South America Jeanswear and Workwear Coalitions in 1995 and Vice President of the Company in 1995. Since October 2000, he has been Chairman - North & South America Jeanswear Coalition and Chairman - Playwear Coalition.

Mr. Shearer joined the Company in 1986 as Assistant Controller and was elected Controller in 1989, Vice President - Controller in 1994 and Vice President - Finance and Chief Financial Officer in July 1998.

Mr. Wiseman joined the Company in 1995 as Executive Vice President of Finance, Operations and Manufacturing at the JanSport division. In January 1998 he became President of the Bestform division and was elected Vice President of the Company and Chairman - Global Intimate Apparel Coalition in October 2000.


                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information concerning the market and price history of the Company's Common Stock, plus dividend information, as reported under the caption "Quarterly Results of Operations" on page 22 and under the captions "Investor Information - Common Stock, Shareholders of Record, Dividend Policy, Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information" on page 37 of the 2000 Annual Report, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for the Company for each of its last five fiscal years under the caption "Financial Summary" on pages 34 and 35 of the 2000 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A discussion of the Company's financial condition and results of operations is incorporated herein by reference to pages 17 to 20 of the 2000 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of the Company's market risks is included in the section "Risk Management" incorporated herein by reference to page 20 of the 2000 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP dated February 1, 2001, and specific supplementary financial information are incorporated herein by reference to pages 21 through 33 of the 2000 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Information under the caption "Election of Directors" on pages 3 through 6 of the 2001 Proxy Statement is incorporated herein by reference. See Item 4A with regard to Executive Officers.

Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 31 of the 2001 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

Information on pages 13 through 19 of the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information under the caption "Certain Beneficial Owners" on page 21 and "Common Stock Ownership of Management" on page 22 of the 2001 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information under the caption "Election of Directors" with respect to Mr. Crutchfield on page 3 and with respect to Mr. Hurst on page 4 the 2001 Proxy Statement is incorporated herein by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

1. Financial statements - Included on pages 21 and 23 through 33 of the 2000 Annual Report (Exhibit 13) and incorporated by reference in Item 8:

         Consolidated statements of income - - Fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999

         Consolidated statements of comprehensive income - - Fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999

         Consolidated balance sheets - - December 30, 2000 and January 1, 2000

         Consolidated statements of cash flows - - Fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999

         Consolidated statements of common shareholders' equity - - Fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999

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

             (E) Bylaws, as amended through April 20, 1999 and as presently in effect (Incorporated by reference to Exhibit 3(E) to Form 10-K for the year ended January 1, 2000)

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

             (F) Indenture between the Company and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

             (G)    Form of 8.10% Note due 2005 (Incorporated by reference to
                    Exhibit 4.2 to Form 10-Q for the quarter ended September 30,
                    2000)

             (H)    Form of 8.50% Note due 2010 (Incorporated by reference to
                    Exhibit 4.3 to Form 10-Q for the quarter ended September 30,
                    2000)

             (I) Rights Agreement, dated as of October 22, 1997, between the Company and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 1 to Form 8-A dated January 23, 1998)

             (J) Amendment No. 1 to Rights Agreement dated as of January 28, 2000, between the Company and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 2 to Form 8-A (Amendment No. 1) dated January 31, 2000)

       10     Material contracts:

             *(A) 1991 Stock Option Plan (Incorporated by reference to Exhibit A to the 1992 Proxy Statement dated March 18, 1992)

             *(B) 1995 Key Employee Restricted Stock Plan (Incorporated by reference to Exhibit 10(U) to Form 10-K for the year ended December 30, 1995)

             *(C) 1996 Stock Compensation Plan, as amended (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended October 2, 1999)

             *(D)   Deferred Compensation Plan (Incorporated by reference to
                    Exhibit 10(F) to Form 10-K for the year ended January 1,
                    2000)

             *(E) Executive Deferred Savings Plan, as amended and restated as of September 1, 1999 (Incorporated by reference to Exhibit 10(G) to Form 10-K for the year ended January 1, 2000)

             *(F) Second Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(H) to Form 10-K for the year ended December 31, 1994)

             *(G) Fourth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Deferred Compensation Plan (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 31, 1994)

             *(H) Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 31, 1994)

             *(I) Seventh Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended December 31, 1994)

             *(J) Eighth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan

                    Benefits are limited by the Internal Revenue Code (Incorporated by reference to Exhibit 10(M) to Form 10-K for the year ended December 31, 1994)

             *(K) Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10(O) to Form 10-K for the year ended January 1, 2000)

             *(L) Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under the Company's Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

             *(M) Form of Change in Control Agreement with senior management of the Company (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 1990)

             *(N) Form of Change in Control Agreement with other management of the Company (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 29, 1990)

             *(O) Form of Change in Control Agreement with management of subsidiaries of the Company (Incorporated by reference to
                    Exhibit 10(L) to Form 10-K for the year ended December 29,
                    1990)

             *(P) Form of Amendment to Change of Control Agreements with senior management and other management of the Company and with management of subsidiaries of the Company (Incorporated by reference to Exhibit 10(T) to Form 10-K for the year ended January 1, 2000)

             *(Q) Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10(R) to Form 10-K for the year ended December 31, 1994)

             *(R)   Restricted Stock Agreement (Incorporated by reference to
                    Exhibit 10(S) to Form 10-K for the year ended December 31,
                    1994)

             *(S) VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 4, 1997)

             *(T) Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10
                    (X) to Form 10-K for the year ended January 2, 1999)

             *(U) Agreement and Release between the Company and Daniel G. MacFarland

              (V) Revolving Credit Agreement, dated July 15, 1999 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended October 2, 1999)

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

(b)   Reports on Form 8-K:

         A report on Form 8-K dated November 17, 2000 announced a series of restructuring actions that could result in a pretax charge to fourth quarter earnings of $120 to $140 million.

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

                                            V.F. CORPORATION

                                            By:  /s/ Mackey J. McDonald
                                               -------------------------
                                                 Mackey J. McDonald
                                                 Chairman of the Board
                                                 President
                                                 (Chief Executive Officer)

                                            By:  /s/ Robert K. Shearer
                                               -------------------------------
March 22, 2001                                   Robert K. Shearer
                                                 Vice President - Finance
                                                 (Chief Financial Officer)

                                            By:  /s/ Robert A. Cordaro
                                               --------------------------------
                                                 Robert A. Cordaro
                                                 Vice President - Controller
                                                 (Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Erskine B. Bowles                              Director
Robert D. Buzzell*                             Director
Edward E. Crutchfield                          Director
Juan Ernesto de Bedout*                        Director
Ursula F. Fairbairn*                           Director
Barbara S. Feigin*                             Director           March 22, 2001
George Fellows*                                Director
Daniel R. Hesse*                               Director
Robert J. Hurst*                               Director
W. Alan McCollough*                            Director
Mackey J. McDonald*                            Director
M. Rust Sharp*                                 Director

* By:/s/ C. S. Cummings                                           March 22, 2001
-------------------------------------
     C. S. Cummings, Attorney-in-Fact

                       VF CORPORATION


                 Schedule II - Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------
                           COL. A               COL. B               COL. C                    COL. D          COL. E
------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                             ------------------------
                                                                 (1)          (2)
                                                                           Charged to
                                               Balance at    Charged to      Other                            Balance at
                                               Beginning     Costs and     Accounts          Deductions         End of
                         Description           of Period     Expenses      Describe           Describe          Period
------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Fiscal year ended December 30, 2000
         Allowance for doubtful accounts        $54,477       $13,497                        $13,056 (A)       $54,918
                                                =======       =======                        ===========       =======
         Valuation allowance for deferred
             income tax assets                  $46,526       $18,307                        $7,800 (B)        $57,033
                                                =======       =======                        ===========       =======


Fiscal year ended January 1, 2000
         Allowance for doubtful accounts        $52,011       $15,548                        $13,082 (A)       $54,477
                                                =======       =======                        ===========       =======
         Valuation allowance for deferred
             income tax assets                  $34,249       $22,523                        $10,246 (B)       $46,526
                                                =======       =======                        ===========       =======


Fiscal year ended January 2, 1999
         Allowance for doubtful accounts        $39,576       $20,802                        $8,367 (A)        $52,011
                                                =======       =======                        ===========       =======
         Valuation allowance for deferred
             income tax assets                  $32,506       $ 7,984                        $6,241 (B)        $34,249
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

                                 VF CORPORATION
                                INDEX TO EXHIBITS




    Number       Description
    ------       -----------

      10        Material Contracts:
                (U) Agreement and Release between the Company and Daniel G. MacFarland

      13        Annual report to security holders

      21        Subsidiaries of the Corporation

      23.1      Consent of PricewaterhouseCoopers LLP

      23.2      Report of PricewaterhouseCoopers LLP

      24        Power of attorney