Form 10-Q
period 2001-03-31
V F CORP /PA/
filed 2001-05-15
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                         Commission file number: 1-5256
                         ------------------------------

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

On April 28, 2001, there were 111,990,355 shares of the registrant's Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX





                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                Consolidated Statements of Income -
                Three months ended March 31, 2001 and
                April 1, 2000 .............................................    3

                Consolidated Balance Sheets - March 31, 2001,
                December 30, 2000 and April 1, 2000 .......................    4

                Consolidated Statements of Cash Flows -
                Three months ended March 31, 2001 and
                April 1, 2000 .............................................    5

                Notes to Consolidated Financial Statements ................    6

    Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................   11

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk ...   13


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings ............................................   14

    Item 4 - Submission of Matters to a Vote of Security Holders ..........   14

    Item 6 - Exhibits and Reports on Form 8-K .............................   14



                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                      --------------------------
                                                                       APRIL 1
                                                       MARCH 31         2000
                                                        2001         (RESTATED)
                                                      ----------     -----------

NET SALES                                             $1,423,299     $1,355,184

COSTS AND OPERATING EXPENSES
  Cost of products sold                                  942,406        897,581
  Marketing, administrative and general expenses         329,669        314,418
  Other operating expense                                  4,095          3,562
                                                      ----------     ----------
                                                       1,276,170      1,215,561
                                                      ----------     ----------
OPERATING INCOME                                         147,129        139,623

OTHER INCOME (EXPENSE)
  Interest income                                          2,009          1,302
  Interest expense                                       (24,925)       (17,526)
  Miscellaneous, net                                        (749)         1,370
                                                      ----------     ----------
                                                         (23,665)       (14,854)
                                                      ----------     ----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING POLICY                  123,464        124,769

INCOME TAXES                                              45,978         46,918
                                                      ----------     ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING POLICY                                    77,486         77,851

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
  IN ACCOUNTING POLICY FOR REVENUE RECOGNITION,
  NET OF INCOME TAXES                                        --          (6,782)
                                                      ----------     ----------
NET INCOME                                            $   77,486     $   71,069
                                                      ==========     ==========
EARNINGS PER COMMON SHARE - BASIC
  Income before cumulative effect of change
    in accounting policy                              $     0.68     $     0.67
  Net income                                                0.68           0.61
EARNINGS PER COMMON SHARE - DILUTED
  Income before cumulative effect of change
    in accounting policy                              $     0.67     $     0.66
  Net income                                                0.67           0.60

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                  111,954        115,353
  Diluted                                                115,487        118,446

CASH DIVIDENDS PER COMMON SHARE                       $     0.23     $     0.22



See notes to consolidated financial statements.

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     APRIL 1
                                                       MARCH 31      DECEMBER 30       2000
                                                        2001            2000        (RESTATED)
                                                      ----------     -----------   -----------

ASSETS

CURRENT ASSETS
  Cash and equivalents                                $   93,680     $  118,891    $   81,246
  Accounts receivable, less allowances:
    March 31 - $53,739; Dec 30 - $54,918;
    April 1 - $54,381                                    787,506        716,299       777,996
  Inventories:
    Finished products                                    742,135        710,158       588,879
    Work in process                                      188,439        194,194       207,765
    Materials and supplies                               207,662        220,086       197,467
                                                      ----------     ----------    ----------
                                                       1,138,236      1,124,438       994,111

  Other current assets                                   148,619        150,468       104,640
                                                      ----------     ----------    ----------
    Total current assets                               2,168,041      2,110,096     1,957,993

PROPERTY, PLANT AND EQUIPMENT                          1,846,618      1,865,326     1,821,828
  Less accumulated depreciation                        1,094,718      1,089,311     1,033,016
                                                      ----------     ----------    ----------
                                                         751,900        776,015       788,812

INTANGIBLE ASSETS                                      1,085,140      1,101,876       980,235

OTHER ASSETS                                             381,387        370,169       350,678
                                                      ----------     ----------    ----------
                                                      $4,386,468     $4,358,156    $4,077,718
                                                      ==========     ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                  155,932     $  147,005    $  418,780
  Current portion of long-term debt                      111,801        113,999         4,725
  Accounts payable                                       276,378        340,127       315,284
  Accrued liabilities                                    469,077        405,069       429,441
                                                      ----------     ----------    ----------
    Total current liabilities                          1,013,188      1,006,200     1,168,230

LONG-TERM DEBT                                           904,724        905,036       517,140

OTHER LIABILITIES                                        218,173        214,590       198,205

REDEEMABLE PREFERRED STOCK                                47,633         48,483        50,380
DEFERRED CONTRIBUTIONS TO EMPLOYEE STOCK
  OWNERSHIP PLAN                                          (6,305)        (7,966)      (12,612)
                                                      ----------     ----------    ----------
                                                          41,328         40,517        37,768

COMMON SHAREHOLDERS' EQUITY
  Common Stock, stated value $1; shares                  111,690        112,259       114,196
    authorized, 300,000,000; shares outstanding;
    March 31 - 111,690,118; Dec 30 - 112,258,556;
    April 1 - 114,195,782
  Additional paid-in capital                             846,112        833,441       831,932
  Accumulated other comprehensive income (loss)          (98,351)       (87,875)      (66,708)
  Retained earnings                                    1,349,604      1,333,988     1,276,955
                                                      ----------     ----------    ----------
    Total common shareholders' equity                  2,209,055      2,191,813     2,156,375
                                                      ----------     ----------    ----------
                                                      $4,386,468     $4,358,156    $4,077,718
                                                      ==========     ==========    ==========

See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                                       APRIL 1
                                                          MARCH 31      2000
                                                            2001     (RESTATED)
                                                          --------   ----------

OPERATIONS
  Net income                                              $ 77,486    $ 71,069
  Adjustments to reconcile net income to cash
    provided by operations:
    Cumulative effect of accounting change                    --         6,782
    Depreciation                                            34,354      33,636
    Amortization of intangible assets                        9,246       8,477
    Other, net                                               1,367       3,569
  Changes in current assets and liabilities:
    Accounts receivable                                    (78,208)    (80,067)
    Inventories                                            (19,021)    (15,516)
    Accounts payable                                       (61,948)    (15,171)
    Other, net                                              75,683      64,966
                                                          --------    --------
    Cash provided by operations                             38,959      77,745

INVESTMENTS
  Capital expenditures                                     (21,009)    (24,377)
  Other, net                                                (1,641)     15,226
                                                          --------    --------
    Cash invested                                          (22,650)     (9,151)

FINANCING
  Increase in short-term borrowings                         12,078       9,867
  Payment of long-term debt                                 (1,902)       (600)
  Purchase of Common Stock                                 (35,330)    (50,285)
  Cash dividends paid                                      (26,680)    (26,099)
  Proceeds from issuance of stock                           11,423         418
  Other, net                                                   799         766
                                                          --------    --------
    Cash used by financing                                 (39,612)    (65,933)

EFFECT OF FOREIGN CURRENCY RATE CHANGES ON CASH             (1,908)     (1,276)
                                                          --------    --------
NET CHANGE IN CASH AND EQUIVALENTS                         (25,211)      1,385

CASH AND EQUIVALENTS - BEGINNING OF YEAR                   118,891      79,861
                                                          --------    --------
CASH AND EQUIVALENTS - END OF PERIOD                      $ 93,680    $ 81,246
                                                         =========    ========

See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Similarly, the 2000 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

NOTE B - ACQUISITIONS

The Company completed several acquisitions during 2000. The following pro forma results of operations for the first quarter of 2000 (restated) assume that each of these acquisitions had occurred at the beginning of 2000 (in thousands, except per share amounts):


Net sales                                                             $1,450,934
Income before cumulative effect of change in
      accounting policy                                                   63,735

Earnings per common share, before
      cumulative effect of change in accounting
      policy:
      Basic                                                           $     0.55
      Diluted                                                               0.54


The Company accrued various restructuring charges in connection with the businesses acquired in 1999 and 2000. The charges relate to severance, closure of manufacturing and distribution facilities, and lease and contract termination costs. Substantially all cash payments related to these actions will be completed by the end of the year. Activity in the accrual accounts is summarized as follows (in thousands):

                                              Facilities   Lease and
                                                Exit       Contract
                                   Severance    Costs     Termination   Total
                                   ---------   --------   -----------  --------

Balance, December 30, 2000         $  3,222    $    839    $ 11,977    $ 16,038
Cash payments                          (662)        (46)     (4,987)     (5,695)
                                   --------    --------    --------    --------
Balance, March 31, 2001            $  2,560    $    793    $  6,990    $ 10,343
                                   ========    ========    ========    ========


NOTE C - 2000 RESTRUCTURING ACCRUAL

Activity in the 2000 restructuring accrual is summarized as follows (in thousands):

                                        Facilities   Lease and
                                          Exit       Contract
                             Severance    Costs     Termination    Total
                             ---------   ---------  -----------  --------
Balance, December 30, 2000   $ 20,391    $  1,461    $ 15,541    $ 37,393
Cash payments                  (5,587)       (253)       (578)     (6,418)
                             --------    --------    --------    --------
Balance, March 31, 2001      $ 14,804    $  1,208    $ 14,963    $ 30,975
                             ========    ========    ========    ========

The restructuring actions are proceeding according to plan, and the anticipated benefits are being realized. Remaining severance and other cash payments will be made into 2002.

NOTE D - BUSINESS SEGMENT INFORMATION

Financial information for the Company's reportable segments is as follows (in thousands):


                                                    First Quarter
                                              --------------------------
                                                                2000
                                                  2001       (Restated)
                                              -----------    -----------
Net sales:
      Consumer Apparel                        $ 1,079,248    $ 1,070,814
      Occupational Apparel                        158,417        168,158
      All Other                                   185,634        116,212
                                              -----------    -----------


Consolidated net sales                        $ 1,423,299    $ 1,355,184
                                              ===========    ===========
Segment profit:
      Consumer Apparel                        $   158,952    $   165,853
      Occupational Apparel                         13,863         15,443
      All Other                                     5,708           (430)
                                              -----------    -----------
      Total segment profit                        178,523        180,866

Interest, net                                     (22,916)       (16,224)
Amortization of intangible assets                  (9,246)        (8,613)
Corporate and other expenses                      (22,897)       (31,260)
                                              -----------    -----------

Income before income taxes and cumulative
      effect of change in accounting policy   $   123,464    $   124,769
                                              ===========    ===========

                                       7

NOTE E - EARNINGS PER SHARE

Earnings per share are computed as follows (in thousands, except per share amounts):

                                                      First Quarter
                                                 ---------------------
                                                               2000
                                                    2001    (Restated)
                                                 ---------   --------

Basic earnings per share:
      Net income                                  $ 77,486   $ 71,069
      Less Preferred Stock dividends and
          redemption premium                         1,463      1,186
                                                  --------   --------
      Net income available for Common Stock       $ 76,023   $ 69,883
                                                  ========   ========
      Weighted average Common
          Stock outstanding                        111,954    115,353
                                                  ========   ========
      Basic earnings per share                    $   0.68   $   0.61
                                                  ========   ========
Diluted earnings per share:
      Net income                                  $ 77,486   $ 71,069
      Increased ESOP expense if Preferred Stock
          were converted to Common Stock               200        237
                                                  --------   --------
      Net income available for Common Stock
          and dilutive securities                 $ 77,286   $ 70,832
                                                  ========   ========
      Weighted average Common Stock outstanding    111,954    115,353
      Additional Common Stock resulting from
          dilutive securities:
          Preferred Stock                            2,469      2,611
          Stock options and other                    1,064        482
                                                  --------   --------
      Weighted average Common Stock and
          dilutive securities outstanding          115,487    118,446
                                                  ========   ========
      Diluted earnings per share                  $   0.67   $   0.60
                                                  ========   ========

Outstanding options to purchase 5.8 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the first quarter of 2001 because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 7.9 million shares of Common Stock were excluded for the first quarter of 2000.

NOTE F - COMPREHENSIVE INCOME

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows (in thousands):


                                                               First Quarter
                                                       -------------------------------
                                                                             2000
                                                           2001           (Restated)
                                                       -------------      ------------

Net income as reported                                   $77,486            $71,069

Other comprehensive income (loss):
      Foreign currency translation adjustments,
          net of income taxes                            (13,591)            (1,952)
      Unrealized gains (losses) on marketable
          securities, net of income taxes                   (240)                 -
      Derivative hedging contracts, net of
          income taxes                                     3,355                  -
                                                       -------------      ------------

Comprehensive income                                     $67,010             $69,117
                                                       =============      ============

Accumulated other comprehensive income (loss) for 2001 is summarized as follows (in thousands):


                                     Foreign     Marketable    Hedging
                                     Currency    Securities   Contracts     Total
                                    ----------   ---------    --------    ---------

Balance, December 30, 2000          $ (88,146)   $     271    $    --     $ (87,875)

Other comprehensive income (loss)     (13,591)        (240)       3,355     (10,476)
                                    ---------    ---------    ---------   ---------
Balance, March 31, 2001             $(101,737)   $      31    $   3,355   $ (98,351)
                                    =========    =========    =========   =========

The impact of foreign currency translation adjustments in the first quarter of 2001 was due to the strengthening of the U.S. dollar in relation to the currencies of most European countries where the Company has operations.

NOTE G - CAPITAL

Common shares outstanding are net of shares held in treasury, and in substance retired, of 26,142,575 at March 31, 2001, 25,139,879 at December 30, 2000 and
23,139,897 at April 1, 2000. In addition, 314,108, 311,608 and 334,723 shares of
VF Common Stock held in trust for deferred compensation plans are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,542,766 shares were outstanding at March 31, 2001, 1,570,301 at December 30, 2000 and 1,631,738 at April 1, 2000.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

During the fourth quarter of 2000, the Company changed its accounting policy for recognizing sales in accordance with the SEC's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The cumulative effect of this change in policy on net income of $6.8 million, or $.06 per share, was reported as a charge as of the beginning of 2000. As a result, the Company has restated its financial statements for each of the first three quarters of 2000.

Effective at the beginning of the first quarter of 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. This Statement requires that all derivatives be recognized as assets or liabilities on the balance sheet and measured at their fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

Due to the limited use of derivative instruments prior to 2001, the effect of adopting this Statement at the beginning of the first quarter of 2001 was not significant. Derivatives outstanding at the beginning of the year, all of which expired in the first quarter, were not designated as hedges, so unrealized gains of $.6 million at the beginning of 2001 were recorded in cost of products sold.

Beginning in the first quarter of 2001, the Company expanded its use of foreign currency forward exchange contracts to hedge against the effects of exchange rate fluctuations on forecasted cash flows. The Company does not use derivative financial instruments for trading or speculative purposes. Use of hedging contracts allows the Company to reduce its overall exposure to exchange rate movements, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at the inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transactions. The Company hedges an average of 50% of its significant foreign currency cash flows relating to inventory purchases and sales, operating expenses and intercompany royalty payments anticipated for the following twelve months. During the first quarter, the Company recognized net gains of $.4 million in cost of products sold for hedging contracts that had matured. The total notional value of foreign exchange contracts outstanding at March 31, 2001 was $92.0 million. At that date, the Company had net deferred gains of $5.2 million included in accumulated other comprehensive income, which amount is expected to be reclassified to net income during the next twelve months as the hedged transactions are recognized in earnings.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

After adjustment for the new accounting policy for revenue recognition
(Note H), consolidated sales increased 5% for the first quarter ended March 31, 2001, compared with the comparable period in 2000. The sales increase was due to businesses acquired in 2000, net of sales of the Wrangler Japan and occupational apparel businesses exited in the fourth quarter of 2000. Also, in translating foreign currencies to the U.S. dollar, a stronger U.S. dollar reduced sales comparisons by $15 million in the quarter and earnings per share by $.01 compared with the prior year period.

Gross margins were 33.8% of sales in both the 2001 and 2000 periods. Higher gross margins earned at The North Face and Eastpak businesses acquired in 2000 were offset by expenses for downtime incurred in the domestic jeanswear manufacturing plants.

Marketing, administrative and general expenses were 23.2% of sales in both the 2001 and 2000 periods. Expense reductions as a percent of sales in most business units were offset by a higher level of expenses at the recently acquired companies, which sell to upper tier distribution channels that traditionally require higher levels of marketing expenditures.

Other operating expense, which includes amortization of intangible assets and net royalty income, increased in 2001 due to amortization of intangible assets related to the businesses acquired in 2000.

Net interest expense increased in the first quarter of 2001 due to higher average borrowings to support acquisitions, as well as higher overall interest rates on the Company's short and long-term debt.

The effective income tax rate for the three months of 2001 was 37.2%, based on the expected rate for the year, compared with 37.6% in the prior year. The lower tax rate for 2001 is due to expected lower foreign income taxes as the Company reorganizes its international operations and to an expected reduction in foreign operating losses with no benefit.

Income before the cumulative effect of a change in accounting policy decreased slightly during the quarter, and basic and diluted earnings per share increased by $.01, reflecting the benefit of the Company's share repurchase program. The 2000 acquisitions, all of which were completed in later quarters of 2000, had a $.01 per share negative impact on 2001 reported earnings per share.

INFORMATION BY BUSINESS SEGMENT

The Consumer Apparel segment consists of jeanswear, women's intimate apparel, swimwear and the children's apparel businesses. Overall, this segment's sales (as adjusted for the change in accounting policy) increased by 1% for the quarter, compared with the 2000 period. Domestic jeans sales were flat in the quarter, with increases in the Company's Mass Market business offset by a decline in the Western business. International jeanswear sales increased 6% in the quarter, primarily due to the addition of the H.I.S business acquired in late 2000, offset in part by elimination of the Wrangler business in Japan and effects of foreign currency translation. Domestic intimate apparel sales increased 5% in the quarter, with increases in the Vanity Fair, Lily of France, Vassarette and private label businesses. Swimwear and playwear sales declined in the quarter. Segment profit declined in the quarter. An increase in international jeanswear profit relating to continuing improvements in operating efficiencies was offset by expenses related to downtime in domestic jeanswear manufacturing facilities to align inventories and lower profits in our swimwear, playwear and Latin American jeanswear businesss.

The Occupational Apparel segment includes the Company's industrial, career and safety apparel businesses. Sales decreased during the quarter due to the exit of regional catalog, linens and other product lines in the fourth quarter of 2000, and segment profit declined on the reduced sales volume.

The All Other segment includes the Company's knitwear, daypack and outdoor businesses. Sales increased due to the acquisitions of The North Face and Eastpak in May 2000. Although difficult market conditions and pricing pressures continue in the knitwear industry, segment profit increased in the quarter due to lower cost sourcing in our knitwear business. Due to the seasonal nature of the businesses comprising this segment, the low level of first quarter profitability in this segment is not necessarily indicative of expected full year results.

Management will continue to evaluate its underperforming units. Any actions resulting from this evaluation could have an impact on operating results.

The decline in Corporate and other expenses results from higher expenses in the prior year related to cost reduction efforts and lower shared services and information systems expenses in the 2001 quarter.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                                                April 1
                                March 31     December 30         2000
                                  2001          2000          (Restated)
                               ---------    -----------      ------------
                                     (Dollars in millions)

       Working capital         $1,154.9      $1,103.9           $789.8

       Current ratio           2.1 to 1      2.1 to 1         1.7 to 1

       Debt to total capital      34.7%         34.7%            30.4%

Accounts receivable at the end of the first quarter of 2001 are higher than at the same period in 2000 due to higher sales, offset in part by a slight improvement in the number of day's sales outstanding. Receivables are higher than at the end of 2000 due to seasonal sales patterns.

Inventories at the end of the first quarter of 2001 are 14% higher than at the comparable date in 2000. Excluding the 2000 acquisitions, inventory balances were 4% higher. Management has targeted an inventory reduction of as much as $100 million during 2001 and expects to see some reduction in balances by the end of the second quarter. Inventories are 1% higher than at the end of 2000 due to seasonal sales patterns.

Accounts payable declined compared with the first quarter of 2000 and with year-end 2000 due to reduced inventory purchases at domestic jeanswear in the current period as part of their inventory reduction efforts. In addition, accounts payable balances declined compared with the prior year period due to disposal of the Wrangler Japan business, which had a higher level of payables than the average VF operating business.

Accrued liabilities at the end of the 2001 quarter are higher than year-end due to seasonal patterns and are higher than at the comparable quarter in 2000 due to accrued restructuring charges incurred in the fourth quarter of 2000.

Total long-term debt increased with the issuance of $500.0 million of five and ten year notes in September 2000.

 During the first quarter of 2001, the Company repurchased 1.0 million shares of its Common Stock in open market transactions for a total cost of $35.3 million. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 3.0 million common shares. Depending on other opportunities that may arise, the Company intends to repurchase approximately one million shares per quarter over the remainder of the year.

Looking forward to the second quarter of 2001, management expects sales to be flat to up slightly, reflecting the continuation of difficult retail sales trends. Gross margins and operating margins could decline by up to 2% of sales reflecting downtime scheduled to be taken in domestic jeanswear manufacturing plants to reduce inventory levels and poor performance in our swimwear business. The 2000 acquisitions are expected to have a $.04 per share dilutive impact in the second quarter, compared with a $.02 dilutive impact in 2000, because of the seasonality of The North Face and Eastpak businesses acquired in May 2000. These factors could result in second quarter earnings per share being 15% below the prior year level.

Continuing for the full year, management expects earnings per share to increase in the range of 8-10% over the $2.98 earned in 2000, excluding the effects of the fourth quarter restructuring and the change in accounting policy. This expected improvement is driven by positive earnings contributions from the 2000 acquisitions, continued progress in integrating the workwear companies acquired in 1998 and 1999, benefits from restructuring actions taken in the fourth quarter of 2000, a slight improvement in the effective income tax rate toward 37.0% as the reorganization of international operations continues through the year, and the effect of the share repurchase program. Cash flow from operations is expected to range from $450-500 million, and capital expenditures are expected to be comparable with the 2000 level. The excess cash flow will be directed toward share repurchases and debt reduction.

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the annual report on Form 10-K for fiscal 2000. There have been no significant changes in the Company's market risk exposures since year-end.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which the Company competes; competitive conditions in and the financial strength of the retail industry; actions of competitors that may impact the Company's business; receipt and integration of software developed by outside vendors; and the impact of unforeseen economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which the Company has no control.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is a party to litigation arising in the ordinary course of its business. In addition, the Company, its subsidiary, The North Face, Inc., and certain of The North Face's former and current officers and directors have been named parties in various purported shareholder actions in California, Colorado and Delaware, including ENG v. Cason, et al., Civil Action No. 810726-0 (California Superior Court, Alameda County), Markus, et al. v. The North Face, Inc., Civil Action No. 99-Z-473 (United States District Court for the District of Colorado), and Polacheck v. VF Corporation, et al. (Court of Chancery, Delaware). The actions allege, among other things, self-dealing, breach of fiduciary duties and violations of federal and state laws. On April 30, 2001, the United States District Court granted final approval of the settlement of the Markus action. The North Face has reached agreements with plaintiffs to settle both the ENG and the Polacheck actions. In management's opinion, there are no pending claims or litigation, the outcome of which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 24, 2001, the following four nominees to the Board of Directors were elected to serve until the 2004 Annual Meeting.

                                         Votes For      Votes Withheld
                                       -----------      --------------
         Robert D. Buzzell             105,161,572          904,630
         Edward E. Crutchfield         105,101,902          964,300
         George Fellows                105,227,152          839,050
         Daniel R. Hesse               105,197,715          868,487

In addition, the proposal to increase by seven million the number of shares of Common Stock available for future grants under the Company's 1996 Stock Compensation Plan, to increase the annual per-person limitation on option grants, and to reapprove certain other material terms of the Plan relating to performance goals was approved by the shareholders. The vote was 87,706,202 for, 10,778,371 against and 835,379 abstaining.

Item 6 - Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2001.

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




                                                 V.F. CORPORATION
                                                 ----------------
                                                   (Registrant)



                                                By:  /s/ Robert K. Shearer
                                                     ------------------------
                                                     Robert K. Shearer
                                                     Vice President - Finance
                                                     (Chief Financial Officer)


Date: May 15, 2001

                                                By:  /s/ Robert A. Cordaro
                                                     -----------------------
                                                     Robert A. Cordaro
                                                     Vice President - Controller
                                                     (Chief Accounting Officer)