Form 10-Q
period 2001-06-30
V F CORP /PA/
filed 2001-08-08
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

On July 28, 2001, there were 111,991,017 shares of the registrant's Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX


                                                                                  PAGE NO.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

             Consolidated Statements of Income -
             Three months and six months ended June 30, 2001 and
             July 1, 2000...........................................................    3

             Consolidated Balance Sheets - June 30, 2001,
             December 30, 2000 and July 1, 2000.....................................    4

             Consolidated Statements of Cash Flows -
             Six months ended June 30, 2001 and
             July 1, 2000...........................................................    5

             Notes to Consolidated Financial Statements.............................    6

   Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................   11

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk.............    13


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ......................................................   14

   Item 6 - Exhibits and Reports on Form 8-K........................................   14

                                 VF CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)



                                                               Three Months Ended               Six Months Ended
                                                           ---------------------------    ----------------------------
                                                                             July 1                         July 1
                                                             June 30          2000          June 30           2000
                                                               2001        (Restated)        2001         (Restated)
                                                           ------------   ------------    ------------   -------------


Net Sales                                                  $ 1,322,958    $ 1,330,325     $ 2,746,257    $  2,685,509

Costs and Operating Expenses
          Cost of products sold                                876,043        867,466       1,818,449       1,765,047
          Marketing, administrative
                         and general expenses                  307,776        321,713         637,445         636,131
          Other operating expense                                4,198          3,745           8,293           7,307
                                                           ------------   ------------    ------------   -------------
                                                             1,188,017      1,192,924       2,464,187       2,408,485
                                                           ------------   ------------    ------------   -------------

Operating Income                                               134,941        137,401         282,070         277,024

Other Income (Expense)
          Interest income                                        1,508          1,210           3,517           2,512
          Interest expense                                     (24,176)       (20,485)        (49,101)        (38,011)
          Miscellaneous, net                                      (906)         3,030          (1,655)          4,400
                                                           ------------   ------------    ------------   -------------
                                                               (23,574)       (16,245)        (47,239)        (31,099)
                                                           ------------   ------------    ------------   -------------

Income Before Income Taxes and Cumulative
          Effect of Change in Accounting Policy                111,367        121,156         234,831         245,925

Income Taxes                                                    41,986         45,411          87,964          92,329
                                                           ------------   ------------    ------------   -------------

Income Before Cumulative Effect of Change
          in Accounting Policy                                  69,381         75,745         146,867         153,596

Cumulative Effect on Prior Years of Change
          in Accounting Policy for Revenue Recognition,
          Net of Income Taxes                                        -              -               -          (6,782)
                                                           ------------   ------------    ------------   -------------

Net Income                                                 $    69,381    $    75,745     $   146,867    $    146,814
                                                           ============   ============    ============   =============



Earnings Per Common Share - Basic
          Income before cumulative effect of change
            in accounting policy                                 $0.61          $0.65           $1.29           $1.32
          Net income                                              0.61           0.65            1.29            1.26
Earnings Per Common Share - Diluted
          Income before cumulative effect of change
            in accounting policy                                 $0.60          $0.64           $1.27           $1.30
          Net income                                              0.60           0.64            1.27            1.24

Weighted Average Shares Outstanding
          Basic                                                111,571        114,125         111,762         114,743
          Diluted                                              115,375        117,283         115,436         117,865

Cash Dividends Per Common Share                                  $0.23          $0.22           $0.46           $0.44


See notes to consolidated financial statements.

                                 VF CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)


                                                                                                            July 1
                                                                      June 30          December 30           2000
                                                                        2001              2000            (Restated)
                                                                   -------------     --------------     --------------

ASSETS

Current Assets
     Cash and equivalents                                         $     100,400     $      118,891     $       98,388
     Accounts receivable, less allowances:
                    June 30 - $54,782;  Dec 30 - $54,918;
                    July 1 - $58,789                                    723,007            716,299            817,119
     Inventories:
                    Finished products                                   851,911            710,158            767,977
                    Work in process                                     185,926            194,194            220,277
                    Materials and supplies                              175,649            220,086            204,214
                                                                   -------------     --------------     --------------
                                                                      1,213,486          1,124,438          1,192,468

     Other current assets                                               156,462            150,468            120,328
                                                                   -------------     --------------     --------------
                    Total current assets                              2,193,355          2,110,096          2,228,303

Property, Plant and Equipment                                         1,860,316          1,865,326          1,832,643
     Less accumulated depreciation                                    1,118,751          1,089,311          1,043,273
                                                                   -------------     --------------     --------------
                                                                        741,565            776,015            789,370

Intangible Assets                                                     1,078,501          1,101,876          1,125,307

Other Assets                                                            394,746            370,169            360,977
                                                                   -------------     --------------     --------------

                                                                  $   4,408,167     $    4,358,156     $    4,503,957
                                                                   =============     ==============     ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Short-term borrowings                                        $     272,325     $      147,005     $      745,691
     Current portion of long-term debt                                    7,656            113,999            105,199
     Accounts payable                                                   290,099            340,127            365,335
     Accrued liabilities                                                426,980            405,069            437,419
                                                                   -------------     --------------     --------------
                    Total current liabilities                           997,060          1,006,200          1,653,644

Long-term Debt                                                          904,469            905,036            417,521

Other Liabilities                                                       228,006            214,590            203,672

Redeemable Preferred Stock                                               46,921             48,483             49,783
Deferred Contributions to Employee
     Stock Ownership Plan                                                (4,769)            (7,966)           (11,039)
                                                                   -------------     --------------     --------------
                                                                         42,152             40,517             38,744

Common Shareholders'  Equity
     Common Stock, stated value $1; shares                              111,468            112,259            114,195
                    authorized, 300,000,000; shares
                    outstanding;
                    June 30 - 111,468,229; Dec 30 -
                    112,258,556;
                    July 1 - 114,194,967
     Additional paid-in capital                                         870,274            833,441            832,218
     Accumulated other comprehensive income (loss)                      (98,765)           (87,875)           (82,490)
     Retained earnings                                                1,353,503          1,333,988          1,326,453
                                                                   -------------     --------------     --------------
                    Total common shareholders' equity                 2,236,480          2,191,813          2,190,376
                                                                   -------------     --------------     --------------

                                                                  $   4,408,167     $    4,358,156     $    4,503,957
                                                                   =============     ==============     ==============


See notes to consolidated financial statements.

                                 VF CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                        Six Months Ended
                                                    ------------------------
                                                                    July 1
                                                      June 30        2000
                                                        2001      (Restated)
                                                    -----------   ----------

Operations
    Net income                                     $   146,867   $  146,814
    Adjustments to reconcile net income
         to cash provided by operations:
         Cumulative effect of accounting change              -        6,782
         Depreciation                                   67,924       67,281
         Amortization of intangible assets              18,454       17,488
         Other, net                                     (4,550)       6,712
         Changes in current assets and
         liabilities:
              Accounts receivable                      (15,509)     (80,115)
              Inventories                             (101,780)    (127,951)
              Accounts payable                         (43,921)     (17,584)
              Other, net                                28,093       54,830
                                                    -----------   ----------
         Cash provided by operations                    95,578       74,257

Investments
    Capital expenditures                               (43,547)     (55,353)
    Business acquisitions                                    -     (241,879)
    Other, net                                           7,251        9,016
                                                    -----------   ----------
         Cash invested                                 (36,296)    (288,216)

Financing
    Increase in short-term borrowings                  128,527      336,829
    Payment of long-term debt                         (106,986)        (843)
    Purchase of Common Stock                           (72,723)     (50,285)
    Cash dividends paid                                (53,163)     (52,123)
    Proceeds from issuance of stock                     32,234          593
    Other, net                                          (2,225)       1,988
                                                    -----------   ----------
         Cash (used) provided by financing             (74,336)     236,159

Effect of Foreign Currency Rate Changes on Cash         (3,437)      (3,673)
                                                    -----------   ----------

Net Change in Cash and Equivalents                     (18,491)      18,527

Cash and Equivalents - Beginning of Year               118,891       79,861
                                                    -----------   ----------

Cash and Equivalents - End of Period               $   100,400   $   98,388
                                                    ===========   ==========


See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Similarly, the 2000 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

NOTE B - ACQUISITIONS

The Company completed several acquisitions during 2000. The following pro forma results of operations for the second quarter and six months of 2000 (restated) assume that each of these acquisitions had occurred at the beginning of 2000 (in thousands, except per share amounts):

                                              Second           Six
                                              Quarter        Months
                                               2000           2000
                                             ----------     ----------

Net sales                                  $ 1,386,126    $ 2,837,060
Income before cumulative effect of change
     in accounting policy                       58,862        122,597

Earnings per common share, before
     cumulative effect of change in
     accounting policy:
     Basic                                       $0.51          $1.05
     Diluted                                      0.50           1.04

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

                                                               Facilities      Lease and
                                                                  Exit         Contract
                                              Severance          Costs        Termination       Total
                                            -------------     ------------   -------------   -----------

Balance, December 30, 2000                     $ 3,222         $    839       $  11,977       $ 16,038
Additional accrual                               1,100              720               -          1,820
Cash payments                                   (1,316)            (746)         (5,080)        (7,142)
                                               -------         ---------      ----------      ---------
Balance, June 30, 2001                         $ 3,006         $    813           6,897       $ 10,716
                                               =======         =========      ========        =========


In late 2000, the Company acquired 85% of the outstanding shares of H.I.S. Sportswear AG, which markets H.I.S. products in Europe. The Company currently has a tender offer in effect to purchase the remaining outstanding shares.

NOTE C - 2000 RESTRUCTURING ACCRUAL

Activity in the 2000 restructuring accrual is summarized as follows (in thousands):

                                                                Facilities     Lease and
                                                                   Exit        Contract
                                              Severance           Costs       Termination      Total
                                             -----------      -------------  -------------   ----------

Balance, December 30, 2000                     $20,391         $   1,461       $  15,541     $  37,393
Reduction of accrual                              (191)                -               -          (191)
Cash payments                                  (11,181)         (    474)       (  1,557)      (13,212)
                                               --------        ----------      ----------     --------
Balance, June 30, 2001                         $ 9,019         $     987       $  13,984       $23,990
                                               ========        ==========      ==========     ========

The restructuring actions are proceeding according to plan, and the anticipated benefits are being realized. Remaining severance and other cash payments will be made into 2002.

NOTE D - BUSINESS SEGMENT INFORMATION

Financial information for the Company's reportable segments is as follows (in thousands):

                                                 Second Quarter                    Six Months
                                             ------------------------      ---------------------------
                                                              2000                             2000
                                               2001        (Restated)         2001         (Restated)
                                             ---------     ----------      -----------     -----------
Net sales:
     Consumer Apparel                      $  970,493     $  994,842      $ 2,049,741    $  2,065,656
     Occupational Apparel                     135,319        164,265          293,736         332,423
     All Other                                217,146        171,218          402,780         287,430
                                             ---------     ----------      -----------     -----------
Consolidated net sales                     $1,322,958    $ 1,330,325      $ 2,746,257    $  2,685,509
                                            ==========     ==========      ===========     ===========

Segment profit:
     Consumer Apparel                      $  135,167     $  156,222      $   294,118    $    322,075
     Occupational Apparel                      10,781          9,398           24,644          24,841
     All Other                                 20,451          8,838           26,159           8,408
                                             ---------     ----------      -----------     -----------
     Total segment profit                     166,399        174,458          344,921         355,324

Interest, net                                (22,668)       (19,275)         (45,584)        (35,499)
Amortization of intangible assets             (9,208)        (8,875)         (18,454)        (17,488)
Corporate and other expenses                 (23,156)       (25,152)         (46,052)        (56,412)
                                             ---------     ----------      -----------     -----------

Income before income taxes and cumulative
      effect of change in accounting
      policy                              $   111,367     $  121,156      $   234,831    $    245,925
                                             =========     ==========      ===========     ===========

NOTE E - EARNINGS PER SHARE

Earnings per share are computed as follows (in thousands, except per share amounts):

                                                     Second Quarter                   Six Months
                                                -------------------------     ---------------------------
                                                                  2000                           2000
                                                   2001        (Restated)        2001         (Restated)
                                                ----------     ----------     -----------     -----------
Basic earnings per share:
     Net income                               $    69,381    $    75,745     $   146,867     $   146,814
     Less Preferred Stock dividends and
        redemption premium                          1,496          1,013           2,959           2,199
                                                ----------     ----------     -----------     -----------
     Net income available for Common Stock    $    67,885    $    74,732     $   143,908     $   144,615
                                                ==========     ==========     ===========     ===========

     Weighted average Common
        Stock outstanding                         111,571        114,125         111,762         114,743
                                                ==========     ==========     ===========     ===========

     Basic earnings per share                       $0.61          $0.65           $1.29           $1.26
                                                ==========     ==========     ===========     ===========

Diluted earnings per share:
     Net income                               $    69,381    $    75,745     $   146,867     $   146,814
     Increased ESOP expense if Preferred
     Stock were converted to Common Stock             213            238             413             475
                                                ----------     ----------     -----------     -----------
     Net income available for Common Stock
        and dilutive securities               $    69,168    $    75,507     $   146,454     $   146,339
                                                ==========     ==========     ===========     ===========

     Weighted average Common Stock
        outstanding                               111,571        114,125         111,762         114,743
     Additional Common Stock resulting from
        dilutive securities:
        Preferred Stock                             2,420          2,579           2,450           2,595
        Stock options and other                     1,384            579           1,224             527
                                                ----------     ----------     -----------     -----------
     Weighted average Common Stock and
        dilutive securities outstanding           115,375        117,283         115,436         117,865
                                                ==========     ==========     ===========     ===========

     Diluted earnings per share                     $0.60          $0.64           $1.27           $1.24
                                                ==========     ==========     ===========     ===========

Outstanding options to purchase 3.6 million shares and 4.7 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the second quarter and the six months of 2001, respectively, because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 5.1 million shares and 6.5 million shares of Common Stock were excluded for the second quarter and six months of 2000, respectively.

NOTE F - COMPREHENSIVE INCOME

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows (in thousands):

                                                   Second Quarter                   Six Months
                                              -------------------------      -------------------------
                                                             (Restated)                     (Restated)
                                                2001            2000            2001           2000
                                              ----------     ----------      ----------     ----------

Net income as reported                      $    69,381    $    75,745     $   146,867    $   146,814

Other comprehensive income (loss):
     Foreign currency translation
        adjustments, net of income taxes         (1,575)       (15,524)        (15,166)       (17,476)
     Unrealized gains (losses) on
        marketable securities, net of
        income taxes                                323              -              83              -
     Derivative hedging contracts, net of
        income taxes                                838              -           4,193              -
                                              ----------     ----------      ----------     ----------

Comprehensive income                        $    68,967    $    60,221     $   135,977    $   129,338
                                              ==========     ==========      ==========     ==========

Accumulated other comprehensive income (loss) for 2001 is summarized as follows (in thousands):

                                                Foreign
                                               Currency      Marketable       Hedging
                                              Translation    Securities      Contracts        Total
                                             -------------  ------------    -----------     ----------


Balance, December 30, 2000                  $   (88,146)   $        271    $         -     $ (87,875)

Other comprehensive income (loss)               (15,166)             83          4,193       (10,890)
                                              -----------    -----------     ----------     ----------

Balance, June 30, 2001                      $  (103,312)   $        354    $     4,193     $ (98,765)
                                              ===========    ===========     ==========     ==========

The impact of foreign currency translation adjustments was due to the strengthening of the U.S. dollar in relation to the currencies of most European countries where the Company has operations.

NOTE G - CAPITAL

Common shares outstanding are net of shares held in treasury, and in substance retired, of 27,140,946 at June 30, 2001, 25,139,879 at December 30, 2000 and
23,139,897 at July 1, 2000. In addition, 302,508, 311,608 and 344,608 shares of
VF Common Stock held in trust for deferred compensation plans are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,519,713 shares were outstanding at June 30, 2001, 1,570,301 at December 30, 2000 and 1,612,398 at July 1, 2000.

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

Beginning in 2001, the Company expanded its use of foreign currency forward exchange contracts to hedge against the effects of exchange rate fluctuations on forecasted cash flows. The Company does not use derivative financial instruments for trading or speculative purposes. Use of hedging contracts allows the Company to reduce its overall exposure to exchange rate movements, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at the inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transactions. The Company hedges an average of 50% of its significant foreign currency cash flows relating to inventory purchases and sales, operating expenses and intercompany royalty payments anticipated for the following twelve months. During the six months of 2001, the Company recognized additional net gains of $1.9 million, primarily in cost of products sold, for hedging contracts that had matured. The total notional value of foreign exchange contracts outstanding at June 30, 2001 was $57.0 million. At that date, the Company had net deferred gains of $6.5 million included in accumulated other comprehensive income, which amount is expected to be reclassified to net income during the next twelve months as the hedged transactions are recognized in earnings.

On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which are required to be adopted by the Company at the beginning of 2002. Management is currently evaluating the effects of these Statements.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales decreased slightly for the second quarter and increased 2% for the six months ended June 30, 2001, compared with the comparable periods in 2000. Sales comparisons benefited by $63 million of incremental sales in the 2001 quarter and $183 million in the 2001 six months related to businesses acquired in 2000. Partially offsetting this were sales of $27 million in the 2000 quarter and $53 million in the 2000 six months related to Wrangler Japan and occupational apparel product lines exited in the fourth quarter of 2000. Also, in translating foreign currencies to the U.S. dollar, a stronger U.S. dollar reduced sales comparisons by $6 million in the quarter and $21 million in the six months and reduced earnings per share by $.01 for the six months of 2001.

Gross margins were 33.8% of sales in both the 2001 quarter and six months, compared with 34.8% and 34.3% in the same 2000 periods. Gross margins declined in both 2001 periods due to expenses for downtime incurred primarily in domestic jeanswear manufacturing plants to help align inventory levels with expected sales volumes. Margins were also lower at the Company's swimwear and children's playwear marketing units. Also impacting the overall comparisons were the higher gross margins earned in the Outdoor businesses, which include The North Face and Eastpak businesses acquired near the end of the second quarter of 2000.

Marketing, administrative and general expenses were 23.3% of sales in the quarter and 23.2% in the six months of 2001, compared with 24.2% and 23.7% in the 2000 periods. Expenses as a percent of sales declined in most business units. Also impacting the comparison is the higher level of expenses as a percent of sales at The North Face and Eastpak, which sell to upper tier distribution channels that traditionally require higher levels of marketing expenditures.

Other operating expense, which includes amortization of intangible assets and net royalty income, increased in 2001 due to amortization of intangible assets related to the businesses acquired in 2000.

Net interest expense increased in 2001 due to higher average borrowings to acquire several businesses in 2000, as well as higher overall interest rates on the Company's short and long-term debt.

The effective income tax rate for the first half of both 2001 and 2000 was 37.5%, based on the expected rate for the year.

Income before the cumulative effect of a change in accounting policy decreased by 8% in the quarter and 4% in the first six months of 2001, while diluted earnings per share decreased by 6% and 2%, respectively, reflecting the benefit of the Company's share repurchase program. The 2000 acquisitions had a $.01 dilutive effect on earnings per share for the first half of 2001 compared with the 2000 period. These acquisitions are expected to contribute $.12 to earnings per share for the full year 2001 compared with 2000.

INFORMATION BY BUSINESS SEGMENT

The Consumer Apparel segment consists of jeanswear, women's intimate apparel, swimwear and the children's apparel businesses. Overall, this segment's sales decreased by 2% for the quarter and 1% for the first six months of 2001, compared with the 2000 periods. Domestic jeans sales were flat in the quarter and six months, with increases in the Company's Mass Market business offset by a decline in the Western business in the first quarter and a decline in the Lee brand in the second quarter. International jeanswear sales, including the negative effects of foreign currency translation, were flat in the quarter and six months, with the addition of the H.I.S business acquired in late 2000 offsetting elimination of the Wrangler business in Japan. Domestic intimate apparel sales increased 3% in the quarter and 4% in the six months, with increases in the Vanity Fair, Lily of France and private label businesses. Sales declined in the quarter and six months in international intimate apparel. Sales also declined approximately 18% in the quarter and 13% in the six months in the Company's domestic swimwear and playwear businesses, both of which sell primarily to the department store channel which is currently the weakest channel for retail apparel sales. Segment profit declined in both 2001 periods due to expenses related to downtime in domestic jeanswear manufacturing facilities to align inventories and lower profits in our swimwear, playwear and Latin American jeanswear businesses.

The Occupational Apparel segment includes the Company's industrial, career and safety apparel businesses. Sales decreased during the quarter and six months due to weakness in the domestic workwear market and the exit of regional catalog, linens and other product lines in the fourth quarter of 2000. Although still below historical levels, segment profit has improved in the most recent quarter from elimination of losses of discontinued product lines and benefits of restructuring actions taken.

The All Other segment includes the Company's knitwear, daypack and outdoor businesses. Sales increased due to the acquisitions of The North Face and Eastpak in May 2000. Segment profit increased in 2001 in the JanSport business and in the acquired businesses. Segment profit also increased in our knitwear business due to lower cost sourcing, although difficult market conditions and pricing pressures continue in the knitwear industry. Due to the seasonal nature of the businesses comprising this segment, the low level of profitability in the first six months of a year is not necessarily indicative of expected full year results.

The decline in corporate and other expenses results from higher expenses in the prior year related to cost reduction efforts and lower shared services and information systems expenses in the 2001 periods.

Management will continue to evaluate its underperforming units. Any actions resulting from this evaluation could have an impact on operating results.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                                                       July 1
                                   June 30          December 30         2000
                                    2001               2000           (Restated)
                                    ----               ----           ---------
                                              (Dollars in millions)
        Working capital             $1,196.3        $1,103.9           $574.7

        Current ratio               2.2 to 1        2.1 to 1          1.3 to 1

        Debt to total capital        34.6%            34.7%            36.7%

Accounts receivable at the end of the second quarter of 2001 are lower than at the same period in 2000 due to an improvement in the number of day's sales outstanding. Receivables are higher than at the end of 2000 due to seasonal sales patterns.

Inventories at the end of the second quarter of 2001 are 2% higher than at the comparable date in 2000, which is an improvement over the 14% year-over-year increase at the end of the first quarter. Excluding businesses acquired in the last half of 2000, inventory balances at June 2001 were flat. Management believes that the Company is on target to reduce inventories by as much as $100 million by the end of 2001. Inventories are 8% higher than at the end of 2000 due to seasonal sales patterns.

Accounts payable declined compared with the second quarter of 2000 and with year-end 2000 due to reduced inventory purchases at domestic jeanswear and other business units in the current period as part of their inventory reduction efforts. In addition, accounts payable balances declined compared with the prior year due to disposal of the Wrangler Japan business, which had a higher level of payables than the average VF operating business.

Total long-term debt increased with the issuance of $500.0 million of five and ten year notes in September 2000. Proceeds from these debt obligations were used to repay short-term borrowings. During the first six months of 2001, the Company made $107.0 million of scheduled long-term debt payments.

During each of the first two quarters of 2001, the Company repurchased 1.0 million shares of its Common Stock in open market transactions. The total cost was $72.7 million. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 2.0 million common shares. Depending on other opportunities that may arise, the Company intends to repurchase approximately 1.0 million shares per quarter over the remainder of the year.

Looking forward to the balance of 2001, sales in the second half could be down slightly from the prior year, reflecting continued slow retail traffic and conservative inventory planning by many of our customers. Management expects some improvement in earnings per share in the second half, so that full year earnings per share would be flat to up slightly over the prior year levels (before restructuring charges and change in accounting policy).
Improved operating margins in the third and fourth quarters should reflect the continued turnaround in the Company's Imagewear business, the benefits of actions taken in 2000 to improve profitability and positive earnings contributions from the 2000 acquisitions.

Continuing, management expects cash flow from operations to range from $450-500 million and capital expenditures to be comparable with the 2000 level. The excess cash flow will be directed toward share repurchases and debt reduction. Net interest expense should be less than $95 million for the year.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is a party to litigation arising in the ordinary course of its business. In addition, the Company, its subsidiary, The North Face, Inc., and certain of The North Face's former and current officers and directors have been named parties in various purported shareholder actions in California, Colorado and Delaware, including Eng v. Cason, et al., Civil Action No. 810726-0 (California Superior Court, Alameda County), Markus, et al. v. The North Face, Inc., Civil Action No. 99-Z-473 (United States District Court for the District of Colorado), and Polacheck v. VF Corporation, et al. (Court of Chancery, Delaware). The actions allege, among other things, self-dealing, breach of fiduciary duties and violations of federal and state laws. On April 30, 2001, the United States District Court granted final approval of the settlement of the Markus action. On June 26, 2001, the California Superior Court approved the settlement of the Eng action. The North Face has reached an agreement with plaintiffs to settle the Polacheck action. In management's opinion, there are no pending claims or litigation, the outcome of which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 6 - Exhibits and Reports on Form 8-K

    (a)   Exhibit 10 - 1996 Stock Compensation Plan, as amended

    (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 2001.

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


Date: August 8, 2001

                                           By:  /s/ Robert A. Cordaro
                                                -----------------------
                                                Robert A. Cordaro
                                                Vice President - Controller
                                                (Chief Accounting Officer)