Form 10-Q
period 2001-09-29
V F CORP /PA/
filed 2001-10-25
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 29, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

On October 19, 2001, there were 110,970,087 shares of the registrant's Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX





                                                                                PAGE NO.
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                Consolidated Statements of Income -
                Three months and nine months ended September 29, 2001 and
                September 30, 2000 ..........................................         3

                Consolidated Balance Sheets - September 29, 2001,
                December 30, 2000 and September 30, 2000 ....................         4

                Consolidated Statements of Cash Flows -
                Nine months ended September 29, 2001 and
                September 30, 2000 ..........................................         5

                Notes to Consolidated Financial Statements ..................         6

    Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations .........................        12

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk .....        14


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings ..............................................        15

    Item 6 - Exhibits and Reports on Form 8-K ...............................        15

                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      ------------------                  -----------------
                                                                                    SEPT 30                             SEPT 30
                                                                   SEPT 29           2000             SEPT 29             2000
                                                                    2001           (RESTATED)           2001           (RESTATED)
                                                                    ----           ----------           ----           ----------
NET SALES                                                       $ 1,477,196       $ 1,599,864       $ 4,223,453       $ 4,285,373

COSTS AND OPERATING EXPENSES
             Cost of products sold                                  970,631         1,056,262         2,789,080         2,821,309
             Marketing, administrative
                              and general expenses                  313,314           349,784           950,759           985,915
             Other operating expense, net                             2,676             5,482            10,969            12,789
                                                                -----------       -----------       -----------       -----------
                                                                  1,286,621         1,411,528         3,750,808         3,820,013
                                                                -----------       -----------       -----------       -----------

OPERATING INCOME                                                    190,575           188,336           472,645           465,360

OTHER INCOME (EXPENSE)
             Interest income                                          1,621             1,859             5,138             4,371
             Interest expense                                       (23,320)          (24,440)          (72,421)          (62,451)
             Miscellaneous, net                                         218              (408)           (1,437)            3,992
                                                                -----------       -----------       -----------       -----------
                                                                    (21,481)          (22,989)          (68,720)          (54,088)
                                                                -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
             EFFECT OF CHANGE IN ACCOUNTING POLICY                  169,094           165,347           403,925           411,272

INCOME TAXES                                                         65,534            61,986           153,498           154,315
                                                                -----------       -----------       -----------       -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
             IN ACCOUNTING POLICY                                   103,560           103,361           250,427           256,957

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
             IN ACCOUNTING POLICY FOR REVENUE RECOGNITION,
             NET OF INCOME TAXES                                         --                --                --            (6,782)
                                                                -----------       -----------       -----------       -----------

NET INCOME                                                      $   103,560       $   103,361       $   250,427       $   250,175
                                                                ===========       ===========       ===========       ===========



EARNINGS PER COMMON SHARE - BASIC
             Income before cumulative effect of change
                              in accounting policy              $      0.92       $      0.90       $      2.21       $      2.22
             Net income                                                0.92              0.90              2.21              2.16
EARNINGS PER COMMON SHARE - DILUTED
             Income before cumulative effect of change
                              in accounting policy              $      0.90       $      0.88       $      2.17       $      2.18
             Net income                                                0.90              0.88              2.17              2.12

WEIGHTED AVERAGE SHARES OUTSTANDING
             Basic                                                  111,309           114,013           111,611           114,500
             Diluted                                                114,563           116,988           115,144           117,525

CASH DIVIDENDS PER COMMON SHARE                                 $      0.23       $      0.22       $      0.69       $      0.66


See notes to consolidated financial statements.

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                                 SEPT 30
                                                                            SEPT 29         DECEMBER 30           2000
                                                                              2001             2000            (RESTATED)
                                                                              ----             ----            ----------
ASSETS

CURRENT ASSETS
      Cash and equivalents                                                $   133,080       $   118,891       $   232,933
      Accounts receivable, less allowances:
                        Sept 29 - $51,302;  Dec 30 - $54,918
                        Sept 30 - $58,900                                     777,944           716,299           854,736
      Inventories:
                        Finished products                                     757,490           710,158           763,634
                        Work in process                                       164,713           194,194           221,356
                        Materials and supplies                                165,382           220,086           203,099
                                                                          -----------       -----------       -----------
                                                                            1,087,585         1,124,438         1,188,089

      Other current assets                                                    150,497           150,468           129,123
                                                                          -----------       -----------       -----------
                        Total current assets                                2,149,106         2,110,096         2,404,881

PROPERTY, PLANT AND EQUIPMENT                                               1,858,939         1,865,326         1,862,405
      Less accumulated depreciation                                         1,139,461         1,089,311         1,069,263
                                                                          -----------       -----------       -----------
                                                                              719,478           776,015           793,142

INTANGIBLE ASSETS                                                           1,068,443         1,101,876         1,122,075

OTHER ASSETS                                                                  396,941           370,169           382,418
                                                                          -----------       -----------       -----------

                                                                          $ 4,333,968       $ 4,358,156       $ 4,702,516
                                                                          ===========       ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Short-term borrowings                                               $   113,916       $   147,005       $   358,809
      Current portion of long-term debt                                         6,340           113,999           115,621
      Accounts payable                                                        264,826           340,127           353,598
      Accrued liabilities                                                     489,937           405,069           468,848
                                                                          -----------       -----------       -----------
                        Total current liabilities                             875,019         1,006,200         1,296,876

LONG-TERM DEBT                                                                904,218           905,036           905,827

OTHER LIABILITIES                                                             216,498           214,590           219,849

REDEEMABLE PREFERRED STOCK                                                     46,340            48,483            49,024
DEFERRED CONTRIBUTIONS TO EMPLOYEE
      STOCK OWNERSHIP PLAN                                                     (3,248)           (7,966)           (9,491)
                                                                          -----------       -----------       -----------
                                                                               43,092            40,517            39,533

COMMON SHAREHOLDERS'  EQUITY
      Common Stock, stated value $1; shares
                        authorized, 300,000,000; shares outstanding;
                        Sept 29 - 110,757,334; Dec 30 - 112,258,556;
                        Sept 30 - 113,597,762                                 110,757           112,259           113,598
      Additional paid-in capital                                              878,577           833,441           832,389
      Accumulated other comprehensive income (loss)                           (90,611)          (87,875)          (94,806)
      Retained earnings                                                     1,396,418         1,333,988         1,389,250
                                                                          -----------       -----------       -----------
                        Total common shareholders' equity                   2,295,141         2,191,813         2,240,431
                                                                          -----------       -----------       -----------

                                                                          $ 4,333,968       $ 4,358,156       $ 4,702,516
                                                                          ===========       ===========       ===========


See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   NINE MONTHS ENDED
                                                                   -----------------
                                                                                SEPT 30
                                                                SEPT 29          2000
                                                                 2001          (RESTATED)
                                                                 ----          ----------
OPERATIONS
     Net income                                                $ 250,427       $ 250,175
     Adjustments to reconcile net income
         to cash provided by operations:
         Cumulative effect of change in accounting policy             --           6,782
         Restructuring costs                                      (5,620)             --
         Depreciation                                            100,880         102,365
         Amortization of intangible assets                        27,193          26,378
         Other, net                                              (23,009)          8,164
         Changes in current assets and liabilities:
               Accounts receivable                               (62,352)       (129,975)
               Inventories                                        29,061        (121,042)
               Accounts payable                                  (70,080)        (21,312)
               Other, net                                         91,831          95,440
                                                               ---------       ---------
         Cash provided by operations                             338,331         216,975

INVESTMENTS
     Capital expenditures                                        (59,584)        (96,581)
     Business acquisitions                                        (3,557)       (270,393)
     Other, net                                                   20,926           1,973
                                                               ---------       ---------
         Cash invested                                           (42,215)       (365,001)

FINANCING
     Increase in short-term borrowings                           (26,011)        (47,034)
     Proceeds from long-term debt                                     --         495,185
     Payment of long-term debt                                  (108,095)         (1,273)
     Purchase of Common Stock                                   (109,497)        (64,236)
     Cash dividends paid                                         (79,545)        (78,107)
     Proceeds from issuance of Common Stock                       37,707             708
     Other, net                                                    3,991           3,226
                                                               ---------       ---------
         Cash (used) provided by financing                      (281,450)        308,469

EFFECT OF FOREIGN CURRENCY RATE CHANGES ON CASH                     (477)         (7,371)
                                                               ---------       ---------

NET CHANGE IN CASH AND EQUIVALENTS                                14,189         153,072

CASH AND EQUIVALENTS - BEGINNING OF YEAR                         118,891          79,861
                                                               ---------       ---------

CASH AND EQUIVALENTS - END OF PERIOD                           $ 133,080       $ 232,933
                                                               =========       =========


See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Similarly, the 2000 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 29, 2001 are not necessarily indicative of results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

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

NOTE B - ACQUISITIONS

The Company completed several acquisitions during 2000. The following pro forma results of operations for the third quarter and nine months of 2000 (restated) assume that each of these acquisitions had occurred at the beginning of 2000 (in thousands, except per share amounts):

                                                         Third              Nine
                                                        Quarter            Months
                                                          2000              2000
                                                          ----              ----
Net sales                                            $  1,622,653      $   4,459,713
Income before cumulative effect of change in
      accounting policy                                   103,935            226,532

Earnings per common share, before
      cumulative effect of change in accounting
      policy:
      Basic                                                 $0.90              $1.95
      Diluted                                                0.89               1.92

The Company accrued various restructuring charges in connection with the businesses acquired in 1999 and 2000. These charges relate to severance, closure of manufacturing and distribution facilities, and lease and contract termination costs. Substantially all cash payments related to these actions will be completed during 2002. Activity in the accrual accounts is summarized as follows (in thousands):

                                                        Facilities     Lease and
                                                           Exit         Contract
                                          Severance        Costs       Termination       Total
                                          ---------        -----       -----------       -----
Balance, December 30, 2000                 $ 3,222       $     839     $    11,977     $   16,038
Additional accrual                           2,400             720             400          3,520
Cash payments                               (1,430)           (822)         (5,092)        (7,344)
                                           -------       ---------     -----------      ---------
Balance, September 29, 2001                $ 4,192       $     737     $     7,285        $12,214
                                           =======       =========     ===========      =========

In late 2000, the Company acquired 85% of the outstanding shares of H.I.S Sportswear AG, which markets H.I.S products in Europe. During the third quarter of 2001, the Company acquired an additional 12% of the outstanding shares of H.I.S Sportswear AG.

NOTE C - 2000 RESTRUCTURING ACCRUAL

Activity in the 2000 restructuring accrual is summarized as follows (in thousands):

                                                        Facilities     Lease and
                                                           Exit         Contract
                                          Severance        Costs       Termination       Total
                                          ---------        -----       -----------       -----

Balance, December 30, 2000                 $ 20,391       $  1,461       $ 15,541      $ 37,393
Reduction of accrual                           (625)            --         (4,495)       (5,120)
Cash payments                               (13,373)          (887)        (3,042)      (17,302)
                                           --------       --------       --------      --------
Balance, September 29, 2001                $  6,393       $    574       $  8,004      $ 14,971
                                           ========       ========       ========      ========

The above $5.1 million reduction of accrual relates primarily to a change in contract terms arising in 2001.

The restructuring actions are proceeding according to plan, and the anticipated benefits are being realized. Remaining severance and other cash payments will be made into 2002.

NOTE D - CAPITAL

Common shares outstanding are net of shares held in treasury, and in substance retired, of 28,143,352 at September 29, 2001, 25,139,897 at December 30, 2000
and 23,709,897 at September 30, 2000. In addition, 300,753, 311,608 and 375,833 shares of VF Common Stock held in trust for deferred compensation plans are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Preferred Stock, of which 1,500,881 shares were outstanding at September 29, 2001, 1,570,301 at December 30, 2000 and 1,587,812 at September 30, 2000.

NOTE E - BUSINESS SEGMENT INFORMATION

Financial information for the Company's reportable segments is as follows (in thousands):

                                                          Third Quarter                         Nine Months
                                                          -------------                         -----------
                                                                       2000                               2000
                                                     2001           (Restated)           2001          (Restated)
                                                     ----           ----------           ----          ----------
Net sales:
      Consumer Apparel                           $ 1,043,486       $ 1,120,609       $ 3,093,227       $ 3,186,265
      Occupational Apparel                           115,575           153,410           409,311           485,833
      All Other                                      318,135           325,845           720,915           613,275
                                                 -----------       -----------       -----------       -----------

Consolidated net sales                           $ 1,477,196       $ 1,599,864       $ 4,223,453       $ 4,285,373
                                                 ===========       ===========       ===========       ===========

Segment profit:
      Consumer Apparel                           $   158,373       $   184,091       $   452,491       $   506,166
      Occupational Apparel                             5,003               591            29,647            25,432
      All Other                                       57,834            39,190            83,993            47,598
                                                 -----------       -----------       -----------       -----------
      Total segment profit                           221,210           223,872           566,131           579,196

Interest, net                                        (21,699)          (22,581)          (67,283)          (58,080)
Amortization of intangible assets                     (8,739)           (8,890)          (27,193)          (26,378)
Corporate and other expenses                         (21,678)          (27,054)          (67,730)          (83,466)
                                                 -----------       -----------       -----------       -----------

Income before income taxes and cumulative
      Effect of change in accounting policy      $   169,094       $   165,347       $   403,925       $   411,272
                                                 ===========       ===========       ===========       ===========

NOTE F - COMPREHENSIVE INCOME

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows (in thousands):

                                                             Third Quarter                  Nine Months
                                                             -------------           --------------------------
                                                                        2000                            2000
                                                        2001         (Restated)         2001         (Restated)
                                                        ----         ----------         ----         ----------
Net income as reported                               $ 103,560       $ 103,361       $ 250,427       $ 250,175

Other comprehensive income (loss):
      Foreign currency translation adjustments,
          net of income taxes                           (2,506)        (12,574)         (4,081)        (30,050)
      Unrealized gains (losses) on marketable
          securities, net of income taxes                 (925)             --            (602)             --
      Derivative hedging contracts, net of
          income taxes                                   1,109              --           1,947              --
                                                     ---------       ---------       ---------       ---------

Comprehensive income                                 $ 101,238       $  90,787       $ 247,691       $ 220,125
                                                     =========       =========       =========       =========

Accumulated other comprehensive income (loss) for 2001 is summarized as follows (in thousands):

                                        Foreign
                                       Currency      Marketable       Hedging
                                      Translation    Securities      Contracts       Total
                                      -----------    ----------      ---------       -----
Balance, December 30, 2000             $(88,146)      $    271       $     --      $(87,875)

Other comprehensive income (loss)        (4,081)          (602)         1,947        (2,736)
                                       --------       --------       --------      --------

Balance, September 29, 2001            $(92,227)      $   (331)      $  1,947      $(90,611)
                                       ========       ========       ========      ========

NOTE G - EARNINGS PER SHARE

Earnings per share are computed as follows (in thousands, except per share amounts):

                                                                  Third Quarter                          Nine Months
                                                                  -------------                          -----------
                                                                               2000                                   2000
                                                             2001           (Restated)             2001            (Restated)
                                                             ----           ----------             ----            ----------
Basic earnings per share:
      Net income                                          $ 103,560         $ 103,361            $250,427           $250,175
      Less Preferred Stock dividends and
          redemption premium                                  1,240               950               4,199              3,149
                                                          ---------         ---------            --------           --------
      Net income available for Common Stock               $ 102,320         $ 102,411            $246,228           $247,026
                                                          =========         =========            ========           ========

      Weighted average Common
          Stock outstanding                                 111,309           114,013             111,611            114,500
                                                          =========         =========            ========           ========

      Basic earnings per share                                $0.92             $0.90               $2.21              $2.16
                                                          =========         =========            ========           ========

Diluted earnings per share:
      Net income                                          $ 103,560         $ 103,361            $250,427           $250,175
      Increased ESOP expense if Preferred Stock
          were converted to Common Stock                        213               236                 638                711
                                                          ---------         ---------            --------           --------
      Net income available for Common Stock
          and dilutive securities                         $ 103,347         $ 103,125            $249,789           $249,464
                                                          =========         =========            ========           ========

      Weighted average Common Stock outstanding             111,309           114,013             111,611            114,500
      Additional Common Stock resulting from
          dilutive securities:
          Preferred Stock                                     2,402             2,541               2,434              2,577
          Stock options and other                               852               434               1,099                448
                                                          ---------         ---------            --------           --------
      Weighted average Common Stock and
          dilutive securities outstanding                   114,563           116,988             115,144            117,525
                                                          =========         =========            ========           ========

      Diluted earnings per share                              $0.90             $0.88               $2.17              $2.12
                                                          =========         =========            ========           ========

Outstanding options to purchase 6.8 million shares and 5.4 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the third quarter and the nine months of 2001, respectively, because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 8.1 million shares and 7.0 million shares of Common Stock were excluded for the third quarter and nine months of 2000, respectively.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

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

Beginning in 2001, the Company expanded its use of foreign currency forward exchange contracts to hedge against the effects of exchange rate fluctuations on forecasted cash flows. The Company does not use derivative financial instruments for trading or speculative purposes. Use of hedging contracts allows the Company to reduce its overall exposure to exchange rate movements, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at the inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transactions. The Company hedges an average of 50% of its significant foreign currency cash flows relating to inventory purchases and sales, operating expenses and intercompany royalty payments anticipated for the following twelve months. During the nine months of 2001, the Company recognized additional net gains of $4.7 million, primarily in cost of products sold, for hedging contracts that had matured. The total notional value of foreign exchange contracts outstanding at September 29, 2001 was $150.1 million. At that date, the Company had net deferred gains of $3.0 million included in accumulated other comprehensive income, which amount is expected to be reclassified to net income during the next twelve months as the hedged transactions are recognized in earnings.

In the third quarter of 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. The Statement is effective for the Company at the beginning of 2002 and may not be applied retroactively to financial statements of prior periods. Under this Statement, goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives will not be amortized but must be tested at least annually for impairment. Other intangible assets will be amortized over their estimated useful lives. The new Statement also requires an initial test for impairment of existing goodwill and intangible assets where the existing carrying value exceeds its fair value. Any transitional impairment determined upon adoption of the new Statement must be recognized as the cumulative effect of a change in accounting principle in the statement of income. The Company currently has $1,068 million of net intangible assets arising from numerous acquisitions over the years. Management is currently evaluating the effects of the Statement on these intangible assets. Because of the extensive effort needed to comply with adoption of the new rules, it is not practicable at this date to reasonably estimate all of the effects on our financial statements. However, based on our analysis performed to-date, we believe that the substantial majority of our amortization expense of $35.9 million ($.31 per share) for the fiscal year 2000 and $27.2 million ($.24 per share) for the nine months ended September 29, 2001 will not be required in future years.

The Financial Accounting Standards Board also recently issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes accounting standards for the recognition and measurement of long-lived assets held for use or held for disposal. This Statement, required to be adopted by the beginning of 2002, is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

                                 VF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales decreased 8% for the third quarter and 1% for the nine months ended September 29, 2001, compared with the same periods in 2000. Overall for the quarter and nine months, sales declined in most businesses, except for the European jeanswear and outdoor businesses, with a higher percentage decline following the tragic events of September 11. Sales comparisons benefited by $22 million of incremental sales in the 2001 quarter and $205 million in the 2001 nine months related to businesses acquired in 2000. Partially offsetting this were sales of $27 million in the 2000 quarter and $80 million in the 2000 nine months related to Wrangler Japan and occupational apparel product lines exited in the fourth quarter of 2000. Also, in translating foreign currencies to the U.S. dollar, a stronger U.S. dollar reduced sales comparisons by $8 million in the quarter and $29 million in the nine months and reduced earnings per share by $.02 for the nine months of 2001.

Gross margins were 34.3% of sales in the 2001 quarter and 34.0% for the nine months, compared with 34.0% and 34.2% in the same 2000 periods. Gross margins increased in the quarter due to higher gross margins earned in the outdoor, occupational apparel and knitwear businesses. Gross margins in the quarter also benefited from reversal of certain 2000 restructuring accruals. This was offset in part by lower margins in domestic jeanswear and intimate apparel. Gross margins were lower for the nine months primarily as a result of downtime incurred in domestic jeanswear manufacturing plants to help align inventory levels with expected sales volumes.

Marketing, administrative and general expenses were 21.2% of sales in the quarter and 22.5% in the nine months of 2001, compared with 21.9% and 23.0% in the 2000 periods. Expenses as a percent of sales declined in most business units due to expense controls and elimination of businesses at the end of 2000 that had a higher level of such expenses as a percent of sales.

Other operating expense, which includes amortization of intangible assets and net royalty income, decreased in the quarter and nine months due to higher net royalty income in the third quarter of 2001.

Net interest expense increased in 2001 due to higher average borrowings to acquire several businesses in 2000, as well as higher overall interest rates on the Company's debt.

The effective income tax rate for the nine months of 2001 was 38.0%, based on the expected rate for the year, compared with 37.5% in the prior year. The increase in rate is due to an expected increase in foreign operating losses with no tax benefit.

Income before the cumulative effect of a change in accounting policy was flat for the quarter and decreased by 3% in the nine months of 2001. Earnings in the 2001 periods included $.03 per share from the reversal of certain 2000 restructuring accruals. Diluted earnings per share increased by 2% in the quarter and were flat for the nine months, reflecting the benefit of the Company's share repurchase program. Acquisitions completed in 2000 had a $.06 accretive effect on earnings per share for the nine months of 2001 compared with the 2000 period and are expected to contribute $.12 to earnings per share for the full year 2001 compared with 2000.

INFORMATION BY BUSINESS SEGMENT

The Consumer Apparel segment consists of jeanswear, women's intimate apparel, swimwear and the children's apparel businesses. Overall, this segment's sales decreased by 7% for the quarter and 3% for the nine months of 2001, compared with the 2000 periods. Domestic jeans sales decreased 8% in the quarter and 3% in the nine months, with decreases in the Company's Mass Market, Lee and Western businesses in the third quarter and Lee and Western businesses in the nine months. European jeanswear sales increased 14% in the quarter and 16% in the nine months, including the acquisition of H.I.S in late 2000. Total international jeanswear sales, including the negative effects of foreign currency translation, declined 3% in the quarter and were flat in the nine months, including the H.I.S business and the exit of the Wrangler business in Japan. Domestic intimate apparel sales decreased 4% in the quarter and increased 1% in the nine months, with decreases in the quarter primarily in the Vassarette and private label businesses. Sales declined in the quarter and nine months in international intimate apparel. Sales also declined 12% on an aggregate basis in the quarter and nine months in the Company's domestic swimwear and playwear businesses, both of which sell primarily to the department store channel, which is currently the weakest channel for retail apparel sales. Segment profit declined in both 2001 periods due to expenses related to downtime in domestic jeanswear manufacturing facilities to align inventories and lower profits in our swimwear, playwear and Latin American jeanswear businesses primarily related to the volume declines.

The Occupational Apparel segment includes the Company's industrial, career and safety apparel businesses. Excluding businesses exited in 2000, sales declined 19% in the quarter and 10% in the nine months, due to workforce reductions in the manufacturing sector that has impacted our workwear uniform sales. Segment profit has improved in the most recent quarter from benefits of restructuring actions taken in 2000 and elimination of losses of discontinued product lines.

The All Other segment includes the Company's knitwear, daypack and outdoor businesses. Sales decreased 2% for the quarter due to a decline in the private label knitwear business. Sales in the quarter for The North Face and Eastpak, both acquired in May 2000, were up slightly, with first quality sales in both brands up significantly. Sales increased 18% in the nine months due to the 2000 acquired companies being included for the full 2001 period. Operating margins nearly doubled in the Outdoor businesses. Segment profit also increased in our knitwear business due to lower cost sourcing, although difficult market conditions and pricing pressures continue in the knitwear industry.

Management will continue to evaluate its underperforming units and, particularly considering the current economic environment, its overall cost structure. Any actions resulting from this evaluation could have a significant impact on operating results.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                                                September 30
                               September 29     December 30         2000
                                   2001            2000          (Restated)
                                   ----            ----          ----------
                                          (Dollars in millions)
Working capital                  $1,274.1        $1,103.9         $1,108.0

Current ratio                    2.5 to 1        2.1 to 1         1.9 to 1

Debt to total capital               30.9%           34.7%            38.1%

Accounts receivable at the end of the third quarter of 2001 are lower than at the same period in 2000 due to the decrease in sales during the quarter and an improvement in the number of day's sales outstanding. Receivables are higher than at the end of 2000 due to seasonal sales patterns.

Inventories at the end of the third quarter of 2001 are 8% lower than at the comparable date in 2000. Excluding businesses acquired and exited in the last half of 2000, inventory balances at September 29, 2001 were 9% lower. Management had forecasted a reduction in inventories by as much as $100 million by the end of 2001. This target was achieved by the end of the third quarter, and management is committed to maintain this $100 million reduction at year-end. This reduction in inventories was a significant factor in the $121 million increase in cash provided by operations in 2001. Inventories are 3% lower than at the end of 2000.

Accounts payable declined compared with the third quarter of 2000 and with year-end 2000 due to reduced inventory purchases at most businesses resulting from inventory reduction efforts. In addition, accounts payable balances declined compared with the prior year due to disposal of the Wrangler Japan business, which had a higher relative level of payables than the average VF operating business.

Accrued liabilities at the end of the quarter are higher than year-end due to seasonal patterns.

During the first nine months of 2001, the Company made $108.1 million of scheduled long-term debt payments. There are no significant long-term debt payments due in 2002.

The Company repurchased 1.0 million shares of its Common Stock in open market transactions during each of the first three quarters of 2001 at a total cost of $109.5 million. Under its current authorization from the Board of Directors, the Company may repurchase up to an additional 1.0 million common shares. Depending on other opportunities that may arise, the Company intends to repurchase approximately 1.0 million shares over the remainder of the year. Subsequent to quarter-end, the Board of Directors approved an authorization for the Company to repurchase up to an additional 10 million shares.

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the annual report on Form 10-K for fiscal 2000. There have been no significant changes in the Company's market risk exposures since year-end.

OUTLOOK

Since the events of mid-September, the normal rhythm of the Company's business at retail has been considerably disrupted. The Company expects sales to remain under pressure, as consumers continue to be cautious in their spending, particularly on apparel. Should the current trend in sales continue, fourth quarter sales could decline more than 10%. Therefore, margins are also likely to be below prior year levels due to aggressive actions to manage capacity and inventories. Primarily as a result of downtime, fourth quarter earnings per share could be down more than 35% from prior year levels. Marketing, administrative and general expenses in the fourth quarter should be lower than the prior year due in part to the 2001 benefit of the businesses exited at the end of 2000.

Management expects cash flow from operations to range from $450-500 million for the year and capital expenditures to be about $100 million, which would be below the 2000 level. Net interest expense should be approximately $90 million for the year.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company and its representatives may make oral or written statements, including statements in this quarterly report under "Outlook," that constitute "forward-looking statements" within the meaning of the federal securities laws. This includes statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto.

Forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which the Company competes; competitive conditions in and financial strength of the retail industry; actions of competitors and customers that may impact the Company's business; completion of software developed by outside vendors and the related implementation of the Company's common systems project; and the impact of unforeseen economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which the Company has no control.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is a party to litigation arising in the ordinary course of its business. In management's opinion, there are no pending claims or litigation, the outcome of which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibit 10 (a) - Form of Change in Control Agreement with Certain Senior Management of the Company or its Subsidiaries

         Exhibit 10 (b) - Form of Change in Control Agreement with Certain Management of the Company or its Subsidiaries

    (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 29, 2001.

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




                                            V.F. CORPORATION
                                              (Registrant)



                                            By:  /s/ Robert K. Shearer
                                                 ------------------------------
                                                  Robert K. Shearer
                                                  Vice President - Finance
                                                  (Chief Financial Officer)


Date: October 23, 2001

                                            By:  /s/ Robert A. Cordaro
                                                 ------------------------------
                                                  Robert A. Cordaro
                                                  Vice President - Controller
                                                  (Chief Accounting Officer)