Form 10-K405
period 2001-12-29
V F CORP/NC
filed 2002-03-20
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 29, 2001

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                         Name of each exchange
    Title of each class                                   on which registered
    -------------------                                -------------------------
Common Stock, without par value,                        New York Stock Exchange
 stated capital $1 per share                                     and
Preferred Stock Purchase Rights                            Pacific Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 5, 2002, 110,275,343 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the common shares (based on the closing price of these shares on the New York Stock Exchange) of the registrant held by nonaffiliates was approximately $3.8 billion. In addition, 1,477,930 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 2,364,688 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant's Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 29, 2001 (Item 1 in Part I and Items 5, 6, 7, 7A and 8 in Part II).

Portions of the Proxy Statement dated March 19, 2002 for the Annual Meeting of Shareholders to be held on April 23, 2002 (Item 4A in Part I and Items 10, 11, 12 and 13 in Part III).

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

The Company manages its business through approximately 25 consumer-focused marketing units that support specific brands. Management of the individual marketing units has the responsibility to build and develop their brands within guidelines established by Company management. Marketing units with generally similar products have been grouped together into four reportable business segments - Consumer Apparel, Occupational Apparel, Outdoor Apparel and Equipment, and All Other.

Certain financial information regarding the Company's four reportable segments, as well as geographic information and sales by product category, is included in Note O of the Company's consolidated financial statements in the Company's Annual Report to Shareholders for the fiscal year ended December 29, 2001 ("2001 Annual Report"), which is incorporated herein by reference.

RESTRUCTURING COSTS

Apparel companies are facing significant challenges. Consumers who enjoy an increasing number of choices are demanding more value, including lower prices, in the products they purchase. To meet the needs of retail customers and consumers and to remain competitive, manufacturers must reduce costs in all areas of their business.

To address this increasingly competitive environment in the apparel industry, management has approved a series of restructuring actions in the last two years. These actions aggressively attack the Company's cost structure and eliminate a portion of its asset base that has been generating low returns. Charges of $237 million and $120 million were recognized in 2001 and 2000, respectively, and an additional $25 to $30 million of charges are expected to be incurred in 2002 as the approved actions are completed. These charges relate to:

- Closure of excess production capacity and the continuing shift in sourcing to lower cost owned capacity or to independent contractors,
- Consolidation of distribution functions and reduction of administrative functions, and
-     Exit of underperforming businesses.

The restructuring actions of 2000 resulted in $45 million of cost reductions, and the 2001 actions should result in cost reductions of $100 million in 2002, with an additional $30 million expected in future years. The cost reduction actions, plus the closure of underperforming business units, are expected to increase the Company's overall return on invested capital. See Note M to the consolidated financial statements on page 60 of the 2001 Annual Report for additional details of the restructuring charges incurred.

CONSUMER APPAREL SEGMENT

      JEANSWEAR AND RELATED PRODUCTS

Overall in jeanswear, as well as certain other product categories, the Company follows a philosophy of marketing multiple brands in multiple channels of distribution. This allows certain products and brands from the Company's diversified portfolio to be offered to department stores, discount stores or specialty stores. As a result, the Company satisfies the needs of millions of different consumers in various channels of distribution.

Jeanswear and related shirts and other casual products are manufactured and marketed in the United States and in many international markets. The LEE(R) and WRANGLER(R) brands are sold in nearly every developed country in the world.

In the United States, jeanswear products are manufactured and marketed primarily under the WRANGLER, LEE, RUSTLER(R) and RIDERS(R) brands. The Company also markets jeanswear products under the CHIC(R), GITANO(R) and BRITTANIA(R) brands and offers cotton casual pants and shirts under the LEE CASUALS(R) and TIMBER CREEK BY WRANGLER(R) brands.

In domestic markets, LEE branded products are sold through department and specialty stores. WRANGLER westernwear is marketed through western specialty stores. The WRANGLER HERO(R), RUSTLER and RIDERS brands are marketed to mass merchant and national and regional discount chains. The CHIC, GITANO and BRITTANIA brands are offered to national and regional discount chains. Sales for all brands are generally made directly to retailers through full-time salespersons.

According to current industry data (for which the compilation methodology was changed last year by the data provider), approximately 569 million pairs of jeans made of denim, twill, corduroy and other fabrics were sold in the United States in 2001, representing a 2.7% increase over 2000. This same data indicates that approximately 40% of the jeans units are represented by private label jeans marketed by major retailers. The data also indicates that the Company has the largest combined unit market share at approximately 21%, with the WRANGLER, LEE and RUSTLER brands having the second, third and fourth largest unit shares of branded jeans in the United States, respectively.

In international markets, the Company's largest jeanswear operation is in Western Europe, where the Company manufactures and markets LEE, WRANGLER, HERO BY WRANGLER(R), MAVERICK(R) and OLD AXE(R) jeanswear and related products. In late 2000, the Company acquired 85% of the common stock of H.I.S sportswear AG, which manufactures and markets H.I.S(R) brand jeanswear products primarily for women. During 2001, the Company acquired an additional 12% of the common stock and plans to acquire the remaining minority interest during 2002. The Company also markets LEE products in China and is preparing to launch the WRANGLER brand there in 2003.

LEE, WRANGLER and H.I.S jeanswear products are sold through department stores and specialty shops, while the HERO BY WRANGLER, MAVERICK and OLD AXE brands are sold to mass market and discount stores. Jeanswear in Europe and in most international markets is fashion-driven and has a higher relative price than similar products in the United States. Jeanswear products are sold to retailers through the Company's sales forces and independent sales agents.

The Company also markets the LEE and WRANGLER brands in Canada and Mexico and in South

America through operations based in Brazil, Argentina and Chile. These products are sold through department and specialty stores.

LEE brand products are also manufactured and marketed through a 50% owned joint venture in Spain and Portugal. Near the end of 2000, the Company transferred its WRANGLER business in Japan to a licensee. In foreign markets where the Company does not have owned operations, LEE and WRANGLER jeanswear and related products are marketed through distributors, agents or licensees.

      INTIMATE APPAREL

The Company manufactures and markets women's intimate apparel under the VANITY FAIR(R), LILY OF FRANCE(R), EXQUISITE FORM(R) and the licensed TOMMY HILFIGER(R) and NATORI(R) labels for sale to domestic department, chain and specialty stores. Products include bras, panties, daywear, shapewear, robes and sleepwear. Women's intimate apparel is also manufactured and marketed under the VASSARETTE(R) and BESTFORM(R) brands for sale to the discount store channel of distribution. The Company also has a significant private label lingerie business with various national chain and specialty stores in the United States. Products are sold through the Company's sales force.

In the European market, women's intimate apparel is manufactured and marketed to department and specialty stores under the LOU(R), BOLERO(R), GEMMA(R), INTIMA CHERRY(R) and BELCOR(R) brands. Intimate apparel is marketed in discount stores under the VARIANCE(R), VASSARETTE and BESTFORM brands. The Company also markets the VANITY FAIR and EXQUISITE FORM brands. In addition, the Company markets women's swimwear under the MAJESTIC(R), TROPIC(R), BILYTIS(R) and licensed NIKE(R) labels in Europe.

Management believes that the Company is one of the top three marketers of branded intimate apparel in the United States. In international markets, management believes that the Company's brands occupy the leading position in Spain and the number two position in France.

      CHILDREN'S PLAYWEAR

Infant and children's apparel is manufactured and marketed in the United States under the HEALTHTEX(R) and LEE brands and for the licensed Nike and Michael Jordan businesses. Products are sold primarily to department and specialty stores. The HEALTHTEX brand is also offered directly to consumers over the internet through its website, www.healthtex.com.

      SWIMWEAR

The Company designs, manufactures and markets an extensive line of women's swimwear under the JANTZEN(R) trademark and the licensed NIKE and TOMMY HILFIGER labels. Products are sold primarily to department and specialty stores in the United States and Canada through the Company's sales force. The JANTZEN trademark is licensed to other companies in several foreign countries.

In the fourth quarter of 2001, management made the decision to exit the domestic swimwear business. Management is currently in discussions to sell the Jantzen trademarks and certain other assets of the Jantzen business unit for a total consideration that approximates book value. The Company expects to complete the sale of its 2002 swimwear product lines in the second quarter of 2002 and to liquidate the remaining net assets of the business unit through the third quarter of 2002.

OCCUPATIONAL APPAREL SEGMENT

The Company produces workwear and career apparel sold under the RED KAP(R) label in the United States. Over one-half of these sales are to industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Since industrial laundries maintain minimal inventories of work clothes, a supplier's ability to offer rapid delivery is an important factor in this market. The Company's commitment to customer service, supported by an automated central distribution center with several satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the RED KAP brand obtain a significant share of the industrial laundry rental business.

Through several acquisitions in recent years, the Company has expanded its product offerings to include restaurant apparel under the PENN STATE TEXTILE(R) brand and safety apparel under the BULWARK(R) brand. In addition, the Company offers corporate image uniforms and casual apparel through the VF Solutions business unit. To better service its national accounts, the Company operates a number of catalog web sites for major businesses such as FedEx, American Airlines and BellSouth and for several governmental organizations such as U.S. Customs and Immigration and Naturalization Service. These web sites give more than 300,000 of their employees the convenience of shopping and paying for their work and career apparel via the internet.

In late 2001, management decided to exit its specialty apparel business sold under the FIBROTEK(R) brand. This business had been significantly impacted by recent declines in its customer base, which consisted of high tech information processing and telecommunications equipment manufacturers. Substantially all of the net assets of this business have been liquidated.

OUTDOOR APPAREL AND EQUIPMENT SEGMENT

THE NORTH FACE(R) brand of high performance outdoor apparel and equipment, acquired in 2000, is sold across the United States, Europe and Asia. THE NORTH FACE apparel products consist of outerwear, snowsports gear and functional sportswear. Equipment consists of tents, sleeping bags, backpacks, daypacks and accessories. THE NORTH FACE products are designed for extreme applications, such as high altitude mountaineering and ice and rock climbing, although many consumers who purchase those products use them for less extreme activities. THE NORTH FACE products are marketed through specialty outdoor and premium sporting goods stores in the United States and Europe. Products are also sold through eight Company-operated showcase retail stores in the United States, with two more planned to open in 2002.

The Company manufactures and markets JANSPORT(R) brand daypacks sold through department and sports specialty stores and college bookstores in the United States and through department and specialty stores in Europe and Asia. JANSPORT daypacks and bookbags have a leading brand share in the United States. The EASTPAK(R) brand of daypacks was acquired in 2000 and integrated into the JanSport business in the United States and combined with The North Face and JanSport businesses in Europe. The EASTPAK brand is sold primarily through mass market and sports specialty stores in the United States and through department and specialty stores in Europe. A more technical line of JANSPORT backpacks is sold through outdoor and sporting goods stores. In addition, JANSPORT branded fleece casualwear and T-shirts imprinted with college logos are sold through college bookstores in the United States.

THE NORTH FACE, JANSPORT and EASTPAK brands are marketed throughout Asia by licensees and distributors.

ALL OTHER SEGMENT

The All Other segment includes the Company's knitwear apparel businesses. The Company designs, manufactures and markets imprinted sports apparel under licenses granted by the four major American professional sports leagues, NASCAR and other parties. These sports apparel products for adults and youth are distributed through department, sporting goods and athletic specialty stores under the LEE SPORT(R), NUTMEG(R) and the licensed CHASE AUTHENTICS(R) brands. In late 2001, the Company entered into a five year agreement with the National Football League to become the exclusive supplier for certain product categories decorated with NFL team logos marketed to mid-tier department and mass stores. CSA(R) branded products are distributed through mass merchandisers and discount stores. Certain of these trademark licensing agreements contain provisions for payment of minimum royalties on anticipated sales of those products in future periods. The Company markets blank knitted fleecewear and T-shirts under the LEE brand to wholesalers and directly to garment screenprint operators.

Near the end of 2001, management decided to exit the private label knitwear business. This was a capital intensive, vertically integrated textile manufacturing business that marketed fleece and T-shirt products to large domestic retailers. The Company will fulfill its existing customer commitments during the first several months of 2002 and will liquidate the remaining net assets of this business unit through the third quarter of 2002.

The All Other segment also includes a chain of approximately 50 retail outlet stores across the United States that sell a broad selection of the Company's products. These are primarily excess quantities of first quality products. Such retail sales and related costs are reported as part of the operating results of the respective segments.

RAW MATERIALS AND MANUFACTURING

Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn. The Company also purchases thread and trim (buttons, zippers, snaps and lace) from numerous suppliers.

For most domestic operations, the Company purchases fabric from several domestic and international suppliers against scheduled production. Purchased fabric is cut and sewn into finished garments in domestic and offshore manufacturing facilities in Mexico and the Caribbean Basin. In addition, the Company contracts the sewing of Company-owned raw materials to independent contractors, primarily in Mexico, the Caribbean Basin and Southeast Asia. To an increasing extent, the Company is using contractors who own the raw materials and provide only finished products to the Company. To achieve a balanced sourcing mix, an increasing percentage of production is in lower cost offshore plants. During 2001, approximately 78% of the products sold by the Company in the United States was obtained from international locations. Once the 2001 restructuring actions have been effected, approximately 15% of the Company's United States sales will be obtained from products manufactured in the Company's domestic plants. Of the remainder, 45% will be manufactured in the Company's facilities in Mexico and the Caribbean Basin and 40% manufactured by contractors primarily in Mexico, the Caribbean or Asia. All contracted production must meet the Company's high quality standards. Further, all independent contractors who manufacture products for the Company must adhere to the VF Contractor Terms of Engagement. This provides strict standards covering hours of work, age of workers, health and safety conditions, and conformity with local laws. Each contractor must sign a copy of the Terms of Engagement, and the Company periodically audits compliance with those standards.

For the Company's international businesses, fabric, thread and trim are purchased from several international suppliers. In the European jeanswear operations, fabric is cut and sewn into finished garments in owned plants in Malta, Poland and Turkey, with the balance (mostly tops) sourced from independent contractors. In the international intimate apparel businesses, fabric is sewn into finished garments in owned plants in France, Spain and Tunisia, with the remainder manufactured by independent contractors. To obtain a more balanced sourcing mix, international jeanswear and intimate apparel sourcing has been shifting from owned plants in Western Europe to lower cost owned and contracted production outside of Western Europe. During 2001, approximately 49% of international sales were derived from Company-owned plants.

The Company does not have any long-term supplier contracts for the purchase of raw materials. The Company did not experience difficulty in obtaining fabric and other raw materials to meet production needs during 2001. Even though some suppliers are operating in bankruptcy or have experienced financial difficulties, management does not anticipate difficulties in obtaining its raw materials during 2002. The loss of any one supplier would not have a significant adverse effect on the Company's business.

SEASONALITY

The apparel industry in the United States has four primary retail selling seasons -- Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. Sales to retailers generally precede the retail selling seasons, although demand peaks have been reduced in recent years as more products are being sold on a replenishment basis.

Overall, with its diversified product offerings, the Company's operating results are not highly seasonal. On a quarterly basis, consolidated net sales range from a low of approximately 23% of full year sales to a high of 27% in the third quarter. Sales of outdoor clothing and equipment and of knitwear products, however, are more seasonal in nature, with approximately 35% of outdoor apparel and equipment sales and 30% of knitwear sales in the third quarter.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods, and accordingly decreases during the second half. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

ADVERTISING

The Company supports its brands through extensive advertising and promotional programs. The Company advertises on national and local radio and television and in consumer and trade publications and participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. The Company sponsors various sporting, music and other special events. These include the WRANGLER National Finals Rodeo and the LEE NATIONAL DENIM DAY(R) fund raiser for the Susan G. Komen Breast Cancer Foundation. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. The Company spent $244 million, $252 million and $258 million advertising and promoting its products in 2001, 2000 and 1999, respectively.

OTHER MATTERS

      COMPETITIVE FACTORS

The apparel industry is highly competitive and consists of a number of domestic and foreign companies. Management believes that there is only one competitor in the United States, Sara Lee Corporation, that has sales and assets in the apparel industry greater than those of the Company. However, in certain product categories and geographic areas in which the Company operates, there are several competitors that have more sales and assets than the Company in those categories or geographic areas. In most product categories, there are numerous competing branded products, and in many product categories, there are specialty retailer branded products or private label products.

The Company competes in its product categories by developing consumer-driven and innovative products at competitive prices, producing high quality merchandise, providing high levels of service, ensuring product availability to the retail sales floor, and enhancing recognition of its brands. The Company continually strives to improve upon each of these areas.

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

In some instances, the Company enters into license agreements to use the trademarks of others. Apparel is manufactured and marketed under licenses granted by Major League Baseball, the National Basketball Association, the National Football League, the National Hockey League, NASCAR, NIKE, Inc., Tommy Hilfiger Corporation and others. Some of these license arrangements are for a short term and may not contain specific renewal options. Management believes that the loss of any license would not have a material adverse effect on the Company.

      CUSTOMERS

The Company's customers are primarily department, chain, specialty and discount stores in the United States and in international markets, primarily in Europe. Sales to the Company's ten largest customers amounted to 43% of total sales in 2001 and 40% in both 2000 and 1999. Of these amounts, sales to Wal-Mart Stores, Inc. totaled 14.3% of total sales in 2001, 13.9% in 2000 and 13.0% in 1999, substantially all of which were in the Consumer Apparel segment.

      EMPLOYEES

The Company employed approximately 71,000 men and women as of the end of 2001. However, approximately 7,000 of those employees have been notified that their employment would be terminated as part of the restructuring actions approved by management near the end of 2001. Approximately 3,400 employees in the United States are covered by various collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

      BACKLOG

The dollar amount of backlog of orders as of any date is not material for an understanding of the business of the Company taken as a whole.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Information concerning forward-looking statements, as reported under the caption "Cautionary Statement on Forward-Looking Statements" on page 45 of the 2001 Annual Report, is incorporated herein by reference.

ITEM 2.  PROPERTIES.

The Company owns most of its facilities used in manufacturing, distribution and administrative activities. Certain other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for the Company's needs. Manufacturing and distribution facilities being utilized at the end of 2001 are summarized below by reportable segment:

                                                               Square
                                                              Footage
                                                             ----------
         Consumer Apparel                                    13,800,000
         Occupational Apparel                                 2,400,000
         Outdoor Apparel and Equipment                          800,000
         All Other                                            3,700,000
                                                             ----------
                                                             20,700,000
                                                             ==========

In addition, the Company also owns or leases various administrative and office space having 1,700,000 square feet of space and owns or leases 3,000,000 square feet that are used for outlet and other retail locations. Approximately 76% of the factory outlet space is used for selling and warehousing the Company's products, with the balance consisting of space leased to tenants and common areas. As part of the fourth quarter 2001 restructuring and the resulting facility closures, the Company will reduce its total owned square feet by 3,400,000, and such properties will be held for sale.

ITEM 3.  LEGAL PROCEEDINGS.

There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

The following are the executive officers of VF Corporation as of March 5, 2002. The term of office of each of the executive officers continues to the next annual meeting of the Board of Directors to be held April 23, 2002. There is no family relationship among any of the VF Corporation executive officers.

                                                                             Period Served
Name                       Position                                Age       In Such Office(s)
----                       --------                                ---       -----------------
Mackey J. McDonald         Chairman of the Board                    55       October 1998 to date
                           Chief Executive Officer                           January 1996 to date
                           President                                         October 1993 to date
                           Director                                          October 1993 to date

Robert A. Cordaro          Vice President - Controller              48       February 2001 to date

Candace S. Cummings        Vice President - Administration          54       March 1996 to date
                            and General Counsel
                           Secretary                                         October 1997 to date

George N. Derhofer         Vice President and Chairman -            48       October 2000 to date
                            Imagewear Coalition

Terry L. Lay               Vice President   and Chairman -          54       October 2000 to date
                            International Jeanswear Coalition
                           Vice President - Global Processes                 October 2000 to date

Frank C. Pickard III       Vice President - Treasurer               57       April 1994 to date

John P. Schamberger        Vice President                           53       April 1995 to date
                             Chairman - North & South                        October 2000 to date
                               America Jeanswear and
                               Playwear Coalitions

Robert K. Shearer          Vice President - Finance and             50       July 1998 to date
                            Chief Financial Officer
                           Chairman - Outdoor Coalition                      June 2000 to date

Eric C. Wiseman            Vice President and Chairman -            46       October 2000 to date
                            Global Intimate Apparel Coalition

Mr. McDonald joined the Company's Lee division in 1983, serving in various management positions until he was named Group Vice President of the Company in 1991, President of the Company in 1993, Chief Executive Officer in 1996 and Chairman of the Board in October 1998. Additional information is included on page 4 of the Company's definitive proxy statement dated March 21, 2002 for the Annual Meeting of Shareholders to be held on April 23, 2002 ("2002 Proxy Statement").

Mr. Cordaro joined the Company in 1985, serving in various positions until being appointed Assistant Treasurer in 1990. In 1992 he was named Chief Financial Officer of Wrangler Europe and from 1994 to 1996 held the position of Chief Financial Officer of VF Europe. He was named President of VF Asia Pacific in January 1997 and was elected Vice President - Controller of the Company in February 2001.

Mrs. Cummings joined the Company as Vice President - General Counsel in 1995 and became Vice President - Administration and General Counsel in 1996 and Secretary in October 1997.

Mr. Derhofer joined Nutmeg Industries, Inc. in 1989 as Senior Vice President, Chief Financial Officer and Treasurer. When Nutmeg was acquired by the Company in 1994, he was named Executive Vice President and Chief Financial Officer of the Nutmeg division. From 1996 to September 2000, he was President of the Knitwear division and was elected Vice President of the Company and Chairman - Imagewear Coalition in October 2000.

Mr. Lay joined the Company's Lee division in 1971 and held various positions at both the Lee and Jantzen divisions, including Vice President - Product Development at the Lee division from 1992 to 1994. In 1994, he was appointed President - Wrangler Europe and later that year President - VF Europe. He served as President of the Company's Lee division from 1996 until he was elected Vice President of the Company and Chairman - International Coalition in February 1999. He became the Chairman - International Jeanswear Coalition and was elected Vice President - Global Processes in October 2000.

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

Mr. Shearer joined the Company in 1986 as Assistant Controller and was elected Controller in 1989, Vice President - Controller in 1994 and Vice President - Finance and Chief Financial Officer in July 1998. In June 2000 he was named Chairman - Outdoor Coalition.

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

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information concerning the market and price history of the Company's Common Stock, plus dividend information, as reported under the caption "Quarterly Results of Operations" on page 47 and under the captions "Investor Information - Common Stock, Shareholders of Record, Dividend Policy, Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information" on page 72 of the 2001 Annual Report, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for the Company for each of its last five fiscal years under the caption "Financial Summary" on pages 68 and 69 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A discussion of the Company's financial condition and results of operations is incorporated herein by reference to pages 38 through 45 of the 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of the Company's market risks is included in the section "Risk Management" incorporated herein by reference to pages 44 and 45 of the 2001 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP dated February 5, 2002, and specific supplementary financial information are incorporated herein by reference to pages 46 through 67 of the 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Information under the caption "Election of Directors" on pages 3 through 6 of the 2002 Proxy Statement is incorporated herein by reference. See Item 4A with regard to Executive Officers.

Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 28 and 29 of the 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information under the caption "Executive Compensation" (excluding the Compensation Committee Report) on pages 12 through 18 of the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information under the caption "Certain Beneficial Owners" and "Common Stock Ownership of Management" on pages 19 through 21 of the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information under the caption "Election of Directors" with respect to Mr. Hurst on page 5 of the 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

    1. Financial statements - Included on pages 46 and 48 through 67 of the 2001 Annual Report (Exhibit 13) and incorporated by reference in Item 8:

        Consolidated statements of income - - Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000

        Consolidated statements of comprehensive income - - Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000

        Consolidated balance sheets - - December 29, 2001 and December 30, 2000

        Consolidated statements of cash flows - - Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000

        Consolidated statements of common shareholders' equity - - Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000

        Notes to consolidated financial statements

        Report of independent accountants

    2. Financial statement schedules - The following consolidated financial statement schedule is included herein:

        Schedule II - - Valuation and qualifying accounts

        Report of independent accountants on financial statement schedule

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

               *(A) 1991 Stock Option Plan (Incorporated by reference to
                    Exhibit A to the 1992 Proxy Statement dated March 18, 1992)

               *(B) 1995 Key Employee Restricted Stock Plan (Incorporated by
                    reference to Exhibit 10(U) to Form 10-K for the year ended December 30, 1995)

               *(C) 1996 Stock Compensation Plan, as amended (Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2001)

               *(D) Deferred Compensation Plan (Incorporated by reference to
                    Exhibit 10(F) to Form 10-K for the year ended January 1,
                    2000)

               *(E) Executive Deferred Savings Plan, as amended and restated as of September 1, 1999 (Incorporated by reference to Exhibit 10(G) to Form 10-K for the year ended January 1, 2000)

               *(F) Second Amended Annual Benefit Determination under the
                    Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(H) to Form 10-K for the year ended December 31, 1994)

               *(G) Fourth Amended Annual Benefit Determination under the
                    Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Deferred Compensation Plan (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 31, 1994)

               *(H) Fifth Amended Annual Benefit Determination under the
                    Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 31, 1994)

               *(I) Seventh Amended Annual Benefit Determination under the
                    Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended December 31, 1994)

               *(J) Amended and Restated Eighth Supplemental Annual Benefit
                    Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code

               *(K) Amended and Restated Ninth Supplemental Annual Benefit
                    Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management

               *(L) Tenth Supplemental Annual Benefit Determination under the
                    Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company's Mid-Term Incentive Plan

               *(M) Amendment to Second Supplemental Annual Benefit
                    Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to Early Retirement of Mid-Career Senior Management

               *(N) Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under the Company's Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

               *(O) Form of Change in Control Agreement with Certain Senior
                    Management of the Company or its Subsidiaries (Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 29, 2001)

               *(P) Form of Change in Control Agreement with Certain Management of the Company or its Subsidiaries (Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 29, 2001)

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

               *(T) Mid-Term Incentive Plan, a subplan under the 1996 Stock
                    Compensation Plan

                (U) Revolving Credit Agreement, dated July 15, 1999
                    (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended October 2, 1999)

        *       Management compensation plans

       13       Annual report to security holders

       21       Subsidiaries of the Corporation

       23.1     Consent of PricewaterhouseCoopers LLP

       23.2 Report of PricewaterhouseCoopers LLP on financial statement schedule

       24       Power of attorney

       All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)   Reports on Form 8-K:

       A report on Form 8-K dated November 14, 2001 announced a series of restructuring actions and business exits that could result in a pretax charge to fourth quarter earnings of $280 to $320 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              V.F. CORPORATION

                                              By: /s/ Mackey J. McDonald
                                                  ----------------------
                                                   Mackey J. McDonald
                                                   Chairman of the Board
                                                   President
                                                   (Chief Executive Officer)

                                              By:  /s/ Robert K. Shearer
                                                  ----------------------
      March 19, 2002                               Robert K. Shearer
                                                   Vice President - Finance
                                                   (Chief Financial Officer)

                                              By:  /s/ Robert A. Cordaro
                                                  ----------------------
                                                   Robert A. Cordaro
                                                   Vice President - Controller
                                                   (Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Robert D. Buzzell*                        Director
Edward E. Crutchfield*                    Director
Juan Ernesto de Bedout*                   Director
Ursula F. Fairbairn*                      Director
Barbara S. Feigin*                        Director             March 19, 2002
George Fellows*                           Director
Daniel R. Hesse                           Director
Robert J. Hurst*                          Director
W. Alan McCollough*                       Director
Mackey J. McDonald*                       Director
M. Rust Sharp                             Director

* By:  /s/ C. S. Cummings                                      March 19, 2002
      --------------------------------
      C. S. Cummings, Attorney-in-Fact

                                 VF CORPORATION
                 Schedule II - Valuation and Qualifying Accounts

----------------------------------------------------------------------------------------------------------------------------
               COL. A                              COL. B                 COL. C               COL. D               COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                                  ------------------------
                                                                     (1)           (2)
                                                                                Charged to
                                                 Balance at       Charged to      Other                           Balance at
                                                 Beginning        Costs and      Accounts    Deductions             End of
             Description                         of Period         Expenses      Describe     Describe              Period
----------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Fiscal year ended December 29, 2001
         Allowance for doubtful accounts            $54,918          $28,877                    $20,831 (A)          $62,964
                                                 ==========       ==========                 ==========           ==========
         Valuation allowance for deferred
           income tax assets                        $57,033          $17,252                     $5,380 (B)          $68,905
                                                 ==========       ==========                 ==========           ==========

Fiscal year ended December 30, 2000
         Allowance for doubtful accounts            $54,477          $13,497                    $13,056 (A)          $54,918
                                                 ==========       ==========                 ==========           ==========
         Valuation allowance for deferred
           income tax assets                        $46,526          $18,307                     $7,800 (B)          $57,033
                                                 ==========       ==========                 ==========           ==========

Fiscal year ended January 1, 2000
         Allowance for doubtful accounts            $52,011          $15,548                    $13,082 (A)          $54,477
                                                 ==========       ==========                 ==========           ==========
         Valuation allowance for deferred
           income tax assets                        $34,249          $22,523                    $10,246 (B)          $46,526
                                                 ==========       ==========                 ==========           ==========

(A) Deductions include accounts written off, net of recoveries.

(B) Deductions relate to circumstances where it is more likely than not that deferred tax assets will be realized.

                                 VF CORPORATION
                                INDEX TO EXHIBITS




Number          Description
------          -----------
10 (J)          Amended and Restated Eighth Supplemental Annual Benefit
                Determination pursuant to the VF Corporation Amended and
                Restated Supplemental Executive Retirement Plan

10 (K)          Amended and Restated Ninth Supplemental Annual Benefit
                Determination pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

10 (L)          Tenth Supplemental Annual Benefit Determination pursuant to the
                VF Corporation Amended and Restated Supplemental Executive
                Retirement Plan

10 (M)          Amended and Restated Supplemental Executive Retirement Plan;
                adoption of amendment to Second Supplemental Annual Benefit
                Determination

10 (T)          Mid-Term Incentive Plan

13              Annual report to security holders

21              Subsidiaries of the Corporation

23.1            Consent of Pricewaterhouse Coopers LLP

23.2 Report of Pricewaterhouse Coopers LLP on financial statement schedule

24              Power of attorney