Form 10-Q
period 2002-03-30
V F CORP
filed 2002-05-13
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

On April 27, 2002, there were 110,114,918 shares of the registrant's Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX

                                                                              PAGE NO.
                                                                              --------
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                Consolidated Statements of Income -
                Three months ended March 30, 2002 and
                March 31, 2001...............................................   3

                Consolidated Balance Sheets - March 30, 2002
                December 29, 2001 and March 31, 2001.........................   4

                Consolidated Statements of Cash Flows -
                Three months ended March 30, 2002 and
                March 31, 2001...............................................   5

                Notes to Consolidated Financial Statements...................   6

    Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................  12

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk......  17


PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders.............  17

    Item 6 - Exhibits and Reports on Form 8-K................................. 18

                                 VF CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)
                        (In thousands, except share amounts)


                                                          THREE MONTHS ENDED
                                                      -----------------------------
                                                       MARCH 30          MARCH 31
                                                         2002              2001
                                                      -----------       -----------
NET SALES                                             $ 1,273,056       $ 1,423,299

COSTS AND OPERATING EXPENSES

       Cost of products sold                              831,854           942,406
       Marketing, administrative
            and general expenses                          306,973           329,669
       Other operating (income) expense, net               (4,740)            4,095
                                                      -----------       -----------
                                                        1,134,087         1,276,170
                                                      -----------       -----------
OPERATING INCOME                                          138,969           147,129

OTHER INCOME (EXPENSE)

       Interest income                                      1,454             2,009
       Interest expense                                   (18,840)          (24,925)
       Miscellaneous, net                                   2,496              (749)
                                                      -----------       -----------
                                                          (14,890)          (23,665)
                                                      -----------       -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
       EFFECT OF CHANGE IN ACCOUNTING POLICY              124,079           123,464

INCOME TAXES                                               45,083            45,978
                                                      -----------       -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING POLICY                                78,996            77,486

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
       POLICY FOR GOODWILL                               (527,254)               --
                                                      -----------       -----------
NET INCOME (LOSS)                                     $  (448,258)      $    77,486
                                                      ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE - BASIC
       Income before cumulative effect of change
            in accounting policy                      $      0.69       $      0.68
       Net income (loss)                                    (4.11)             0.68
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
       Income before cumulative effect of change
            in accounting policy                      $      0.69       $      0.67
       Net income (loss)                                    (4.11)             0.67


WEIGHTED AVERAGE SHARES OUTSTANDING

       Basic                                              109,955           111,954
       Diluted                                            113,377           115,487

CASH DIVIDENDS PER COMMON SHARE                       $      0.24       $      0.23

See notes to consolidated financial statements.

                                 VF CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)
                      (In thousands, except share amounts)


                                                                MARCH 30         DECEMBER 29         MARCH 31
                                                                  2002               2001              2001
                                                               -----------       -----------       -----------
ASSETS

CURRENT ASSETS

      Cash and equivalents                                     $   221,080       $   332,049       $    93,680
      Accounts receivable, net
            March 30 - $54,010; Dec 29 - $62,964;
            March 31 - $53,739                                     700,671           602,334           787,506
      Inventories:
            Finished products                                      546,698           624,343           742,135
            Work in process                                        161,969           155,446           188,439
            Materials and supplies                                 124,006           133,265           207,662
                                                               -----------       -----------       -----------
                                                                   832,673           913,054         1,138,236

      Other current assets                                         189,381           183,983           148,619
                                                               -----------       -----------       -----------
            Total current assets                                 1,943,805         2,031,420         2,168,041

PROPERTY, PLANT AND EQUIPMENT                                    1,800,924         1,818,397         1,846,618
      Less accumulated depreciation                              1,170,842         1,163,705         1,094,718
                                                               -----------       -----------       -----------
                                                                   630,082           654,692           751,900

GOODWILL                                                           470,466         1,015,783         1,085,140

OTHER ASSETS                                                       397,438           401,121           381,387
                                                               -----------       -----------       -----------
                                                               $ 3,441,791       $ 4,103,016       $ 4,386,468
                                                               ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

      Short-term borrowings                                    $    66,246       $    77,900       $   155,932
      Current portion of long-term debt                                703               696           111,801
      Accounts payable                                             237,500           251,588           276,378
      Accrued liabilities                                          539,801           483,649           469,077
                                                               -----------       -----------       -----------
            Total current liabilities                              844,250           813,833         1,013,188

LONG-TERM DEBT                                                     703,851           904,035           904,724

OTHER LIABILITIES                                                  231,107           228,501           218,173

REDEEMABLE PREFERRED STOCK                                          43,288            45,631            47,633
DEFERRED CONTRIBUTIONS TO EMPLOYEE
      STOCK OWNERSHIP PLAN                                            (298)           (1,780)           (6,305)
                                                               -----------       -----------       -----------
                                                                    42,990            43,851            41,328

COMMON SHAREHOLDERS'  EQUITY

      Common Stock, stated value $1; shares
            authorized, 300,000,000; shares outstanding;
            March 29 - 109,902,465; Dec 29 - 109,998,190;
            March 31 - 111,690,118                                 109,902           109,998           111,690
      Additional paid-in capital                                   913,589           884,638           846,112
      Accumulated other comprehensive income (loss)               (106,945)         (103,040)          (98,351)
      Retained earnings                                            703,047         1,221,200         1,349,604
                                                               -----------       -----------       -----------
            Total common shareholders' equity                    1,619,593         2,112,796         2,209,055
                                                               -----------       -----------       -----------
                                                               $ 3,441,791       $ 4,103,016       $ 4,386,468
                                                               ===========       ===========       ===========


See notes to consolidated financial statements.

                                 VF CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                     THREE MONTHS ENDED
                                                                 -------------------------
                                                                  MARCH 30       MARCH 31
                                                                   2002            2001
                                                                 ---------       ---------
OPERATIONS

      Net income (loss)                                          $(448,258)      $  77,486
      Adjustments to reconcile net income (loss)
           to cash provided by operations:
           Cumulative effect of change in accounting policy        527,254              --
           Restructuring costs                                       7,176              --
           Depreciation                                             26,894          34,354
           Amortization of goodwill                                     --           9,246
           Other, net                                               (2,164)          1,367
           Changes in current assets and liabilities:
                Accounts receivable                                (95,155)        (78,208)
                Inventories                                         72,302         (19,021)
                Accounts payable                                   (12,673)        (61,948)
                Other, net                                          55,972          75,683
                                                                 ---------       ---------
           Cash provided by operations                             131,348          38,959

INVESTMENTS

      Capital expenditures                                         (12,814)        (21,009)
      Sale of business                                              23,978              --
      Other, net                                                     5,863          (1,641)
                                                                 ---------       ---------
           Cash provided (used) by investments                      17,027         (22,650)

FINANCING

      Increase (decrease) in short-term borrowings                 (10,321)         12,078
      Payment of long-term debt                                   (200,152)         (1,902)
      Purchase of Common Stock                                     (41,973)        (35,330)
      Cash dividends paid                                          (26,927)        (26,680)
      Proceeds from issuance of Common Stock                        25,038          11,423
      Other, net                                                    (2,402)            799
                                                                 ---------       ---------
           Cash used by financing                                 (256,737)        (39,612)

EFFECT OF FOREIGN CURRENCY RATE CHANGES ON CASH                     (2,607)         (1,908)
                                                                 ---------       ---------
NET CHANGE IN CASH AND EQUIVALENTS                                (110,969)        (25,211)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                           332,049         118,891
                                                                 ---------       ---------
CASH AND EQUIVALENTS - END OF PERIOD                             $ 221,080       $  93,680
                                                                 =========       =========


See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Similarly, the 2001 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2002 are not necessarily indicative of results that may be expected for the year ending January 4, 2003. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

NOTE B - ACQUISITIONS

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

                                                   Facilities       Lease and
                                                     Exit           Contract
                                   Severance         Costs         Termination          Total
                                   ---------         -----         -----------          -----
Balance December 29, 2001          $ 2,178           $ 105           $ 7,677           $ 9,960
Cash payments                         (510)            (54)           (4,566)           (5,130)
                                   -------           -----           -------           -------
Balance March 30, 2002             $ 1,668           $  51           $ 3,111           $ 4,830
                                   =======           =====           =======           =======


NOTE C - RESTRUCTURING ACCRUALS

Activity in the restructuring accrual related to the 2001/2002 Strategic Repositioning Program is summarized as follows (in thousands):

                                                    Facilities         Lease and
                                                       Exit            Contract
                                   Severance          Costs           Termination             Total
Balance December 29, 2001          $ 78,399           $ 5,178           $ 16,562           $ 100,139
Accrual for 2002 actions              1,385             5,791                 --               7,176
     Less noncash charges                --            (5,791)                --              (5,791)
Cash payments                       (20,966)           (1,137)            (3,363)            (25,466)
                                   --------           -------           --------           ---------
Balance March 30, 2002             $ 58,818           $ 4,041           $ 13,199           $  76,058
                                   ========           =======           ========           =========

These actions affect approximately 13,000 of the Company's employees. As of March 30, 2002, 11,100 employees have been terminated.

Activity in the 2000 restructuring accrual is summarized as follows (in thousands):

                                                   Facilities       Lease and
                                                      Exit           Contract
                                  Severance          Costs          Termination         Total
                                  ---------          -----          -----------         -----
Balance December 29, 2001          $ 1,644           $ 449           $ 6,864           $ 8,957
Cash payments                         (716)           (116)             (336)           (1,168)
                                   -------           -----           -------           -------
Balance March 30, 2002             $   928           $ 333           $6,528            $7,789
                                   =======           =====           ======            ======

The Company's restructuring actions are proceeding as planned. There have been no significant adjustments to any assumptions during the first quarter, and we believe that the remaining accruals are adequate to cover the remaining costs. The majority of the severance and other cash payments will be made through 2002.

NOTE D - CAPITAL

Common shares outstanding are net of shares held in treasury, and in substance retired, of 30,141,452 at March 30, 2002, 29,141,452 at December 29, 2001 and
26,142,575 at March 31, 2001. In addition, 245,153, 266,203 and 314,108 shares of VF Common Stock held in trust for deferred compensation plans are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Convertible Preferred Stock, of which 1,401,950 shares were outstanding at March 30, 2002, 1,477,930 at December 29, 2001 and 1,542,766 at March 31, 2001.

NOTE E - BUSINESS SEGMENT INFORMATION

Financial information for the Company's reportable segments is as follows (in thousands):

                                                                 First Quarter
                                                     ---------------------------------
                                                          2002                 2001
                                                     -----------           -----------
Net sales:
      Consumer Apparel                               $   988,596           $ 1,079,248
      Occupational Apparel                               120,716               158,417
      Outdoor Apparel and Equipment                       87,609                88,236
      All Other                                           76,135                97,398
                                                     -----------           -----------
Consolidated net sales                               $ 1,273,056           $ 1,423,299
                                                     ===========           ===========

Segment profit:
      Consumer Apparel                               $   147,336           $   158,952
      Occupational Apparel                                13,822                13,863
      Outdoor Apparel and Equipment                        4,715                   561
      All Other                                            3,189                 5,147
                                                     -----------           -----------
      Total segment profit                               169,062               178,523

Interest, net                                            (17,386)              (22,916)
Amortization of goodwill                                     --                 (9,246)
Restructuring charges                                     (7,176)                   --
Corporate and other expenses                             (20,421)              (22,897)
                                                     -----------           -----------
Income before income taxes and cumulative
      effect of change in accounting policy          $   124,079           $   123,464
                                                     ===========           ===========

Restructuring costs related to the 2001/2002 Strategic Repositioning Program described above are included in segment profit as follows (in thousands):

                                    First Quarter
                                        2002
                                    -------------
Consumer Apparel                       $3,710
Occupational Apparel                    3,432
Outdoor Apparel and Equipment              34
                                       ------
                                       $7,176
                                       ======


NOTE F - COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income (loss) was as follows (in thousands):

                                                                First Quarter
                                                         ----------------------------
                                                            2002               2001
                                                         ---------           --------
Net income (loss) as reported                            $(448,258)          $ 77,486

Other comprehensive income (loss):
      Foreign currency translation adjustments,
          net of income taxes                               (5,042)           (13,591)
      Unrealized gains (losses) on marketable
          securities, net of income taxes                      958               (240)
      Derivative hedging contracts, net of
          income taxes                                         179              3,355
                                                         ---------           --------
Comprehensive income (loss)                              $(452,163)          $ 67,010
                                                         =========           ========


Accumulated other comprehensive income (loss) for 2002 is summarized as follows (in thousands):

                                            Foreign                                             Minimum
                                            Currency        Marketable         Hedging          Pension
                                          Translation       Securities        Contracts        Liability         Total
                                          -----------       ----------        ---------        ---------         -----
Balance December 29, 2001                  $(106,169)          $  590          $4,192          $(1,653)          $(103,040)
Other comprehensive income (loss)             (5,042)             958             179               --              (3,905)
                                           ---------       ---------          ------          -------           ---------
Balance March 30, 2002                     $(111,211)          $1,548          $4,371          $(1,653)          $(106,945)
                                           =========           ======          ======          =======           =========

NOTE G - EARNINGS PER SHARE

Earnings per share, based on income before the cumulative effect of a change in accounting policy, are computed as follows (in thousands, except per share amounts):

                                                                First Quarter
                                                         --------------------------
                                                           2002              2001
                                                         --------          --------
Basic earnings per share:
      Income before cumulative effect of
          change in accounting policy                    $ 78,996          $ 77,486
      Less Preferred Stock dividends and
          redemption premium                                3,420             1,463
                                                         --------          --------
      Income available for Common Stock                  $ 75,576          $ 76,023
                                                         ========          ========
      Weighted average Common
          Stock outstanding                               109,955           111,954
                                                         ========          ========
      Basic earnings per share                           $   0.69          $   0.68
                                                         ========          ========
Diluted earnings per share:
      Income before cumulative effect of
          change in accounting policy                    $ 78,996          $ 77,486
      Increased ESOP expense if Preferred Stock
          were converted to Common Stock                      172               200
                                                         --------          --------
      Income available for Common Stock
          and dilutive securities                        $ 78,824          $ 77,286
                                                         ========          ========
      Weighted average Common Stock outstanding           109,955           111,954
      Additional Common Stock resulting from
          dilutive securities:
          Preferred Stock                                   2,243             2,469
          Stock options and other                           1,179             1,064
                                                         --------          --------
      Weighted average Common Stock and
          dilutive securities outstanding                 113,377           115,487
                                                         ========          ========

      Diluted earnings per share                         $   0.69 *        $   0.67
                                                         ========          ========

     * Reduced from $.70 due to antidilution.

Outstanding options to purchase 5.7 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the first quarter of 2002 because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 5.8 million shares of Common Stock were excluded for the first quarter of 2001.

NOTE H - CHANGES IN ACCOUNTING POLICIES

Effective at the beginning of the first quarter of 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets. Under this Statement, goodwill and intangible assets with indefinite useful lives will not be amortized but must be tested at least annually at the individual reporting unit level to determine if a write-down in value is required. Other intangible assets will be amortized over their estimated useful lives. The new Statement also requires an initial test for write-down of existing goodwill and intangible assets to determine if the existing carrying value exceeds its fair value.

In adopting the Statement, the Company estimated the fair value of its individual business reporting units on a discounted cash flow basis. Where there was an indication that the recorded amount of goodwill might be greater than its fair value, the Company engaged an independent valuation firm to review those business units and determine the amount of the possible write-down in value. This evaluation indicated that recorded goodwill related to several business units exceeded its fair value, resulting from acquisitions where performance had not met management's original expectations. The fair values of the net tangible and intangible assets of these business units, and the related goodwill write-downs, have been measured in accordance with the requirements of FASB Statement No. 142. The amount of write-down, and the business units leading to the charges, are summarized by reportable segment as follows:

- Consumer Apparel segment - $232.1 million: European intimate apparel, childrenswear and Latin American jeanswear businesses.

-        Occupational Apparel segment - $109.5 million.

-        All Other segment - $185.6 million: Licensed knitwear business.

Accordingly, the Company recorded a noncash charge of $527.3 million ($4.80 per share), which is recognized as the cumulative effect of a change in accounting policy in the Consolidated Statement of Income at the beginning of 2002. There was no income tax effect for this charge.

Activity in the goodwill accounts during 2002 is summarized by business segment as follows (in thousands):

                                                                             Outdoor
                                      Consumer          Occupational         Apparel and           All
                                      Apparel            Apparel             Equipment             Other                 Total
                                     ---------           ---------           ---------           ---------           -----------
Balance December 29, 2001            $ 554,771           $ 139,654           $ 109,638           $ 211,720           $ 1,015,783
Change in accounting policy           (232,126)           (109,543)                 --            (185,585)             (527,254)
Sale of Jantzen                        (17,737)                 --                  --                  --               (17,737)
Currency translation                      (202)                 --                (124)                 --                  (326)
                                     ---------           ---------           ---------           ---------           -----------
Balance March 30, 2002               $ 304,706           $  30,111           $ 109,514           $  26,135           $   470,466
                                     =========           =========           =========           =========           ===========


Also under the new Statement, goodwill amortization, which totaled $36.0 million ($.32 per share) for fiscal year 2001, is no longer required. The following presents the adjusted income and earnings per share as if goodwill had not been required to be amortized in the prior year period (in thousands, except per share amounts):

                                                First Quarter
                                                     2001
                                                  ----------
Reported net income                               $   77,486
Add back goodwill amortization,
     net of income tax effect                          9,072
                                                  ----------

Adjusted net income                               $   86,558
                                                  ==========

Basic earnings per share:
     Reported net income                          $      .68
     Add back goodwill amortization                      .08
                                                  ----------

     Adjusted basic earnings per share            $      .76
                                                  ==========

Diluted earnings per share:
     Reported net income                          $      .67
     Add back goodwill amortization                      .08
                                                  ----------

     Adjusted diluted earnings per share          $      .75
                                                  ==========


The Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at the beginning of 2002. This Statement establishes accounting standards for the recognition and measurement of long-lived assets held for use or held for disposal. Also under this Statement, the historical operating results of the Private Label knitwear and the Jantzen swimwear business units will be reclassified as discontinued operations following liquidation of those businesses by the end of the third quarter of 2002.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

         STRATEGIC REPOSITIONING PROGRAM

During the fourth quarter of 2001, we enacted a Strategic Repositioning Program. This consisted of a series of actions to exit underperforming businesses and to aggressively reduce the Company's overall cost structure by closing higher cost manufacturing plants, consolidating distribution centers and reducing administrative functions. The total cost of the approved actions was estimated at $265 million. The Company recorded pretax charges of $236.8 million ($1.53 per share, with all per share amounts presented on a diluted basis) in the fourth quarter of 2001, with the balance of the charges estimated at $25 to $30 million to be recorded in 2002. During the first quarter of 2002, the Company recorded $7.2 million ($.04 per share) of restructuring charges related to these actions. The remaining charges will be incurred over the balance of 2002 as plant or other facility closings are announced.

As part of the Strategic Repositioning Program, we are exiting our Private Label knitwear and Jantzen swimwear businesses. During the quarter, the net impact on reported results related to these businesses was a contribution to net income of $1.9 million or $.02 per share. The Private Label knitwear business has been winding down since the closure announcement in the fourth quarter of 2001. The textile mill supporting that business was closed in early April 2002, and sewing of in-process inventories will be completed during the second quarter. The Jantzen swimwear business was sold to Perry Ellis International, Inc. in March 2002 for a total consideration of $24.0 million. As part of this transaction, the Company retained substantially all current season inventories and other working capital. For both of these business units, we will continue to meet current customer commitments by shipping product into the third quarter. Liquidation of both business units is expected to be substantially completed by the end of the third quarter. At that time we expect to reclassify their operating results and assets and liabilities and present them separately as discontinued operations in the financial statements.

We expect cash expenses under the Strategic Repositioning Program will approximate $120 million. We also expect that asset sales and liquidation of working capital in the businesses to be exited will generate more than $80 million of cash proceeds, leaving a net cash outflow of less than $40 million. Through the end of the first quarter of 2002, cash payments totaled approximately $35 million and cash proceeds of $51 million have been received. Payments required in connection with these restructuring charges are not expected to have a significant effect on the Company's liquidity. We also expect that these actions will result in cost reductions of $100 million in 2002, with an additional $30 million of savings to be achieved in 2003.

See Note C to the consolidated financial statements for additional information on restructuring charges.

         CONSOLIDATED STATEMENTS OF INCOME

For the first quarter of 2002, VF reported consolidated income (before the effect of a change in accounting policy for goodwill) of $79.0 million, equal to $.69 per share, compared with $77.5 million or $.67 per share in the 2001 period. Excluding the effects of actions related to the Strategic Repositioning Program, income increased to $80.5 million, or $.70 per share in the 2002 quarter. The nonrecurring items related to this Program in the 2002 quarter, and the income statement lines affected by their inclusion, are as follows (in thousands, except per share amounts):

                                                                                           Pretax
                                                                                           Amount           EPS
                                                                                           ------          -----
Earnings per share, excluding nonrecurring items                                                            $.70
Nonrecurring items:
     Restructuring charges - $5,935 included in cost of products sold and $1,241 included in marketing, administrative
          and general expenses                                                            $(7,176)          (.04)
     Gain on sale of closed facilities - cost of products sold                              1,797            .01
     Impact of Private Label knitwear and Jantzen swimwear
          businesses to be exited:
          Operating results, net of exit costs and expenses                                 1,695            .01
          Gain on sale of Jantzen - miscellaneous income                                    1,363            .01
                                                                                                            ----
Earnings per share, as reported before accounting change                                                    $.69
                                                                                                            ====

Sales in the first quarter of 2002 declined 11% to $1,273.1 million. The decline was due primarily to unit volume decreases in domestic business units. Sales of the knitwear and swimwear businesses being liquidated declined by $25 million compared with the prior year quarter. Excluding the reduction in sales of the businesses being exited, sales declined 9%. Also, in translating foreign currencies into the U.S. dollar, the stronger U.S. dollar reduced 2002 sales comparisons by $11 million relative to the prior year period.

Gross margin was 34.7% of sales in 2002, compared with 33.8% in 2001. Gross margin improved as the benefits of the Strategic Repositioning Program are being realized, particularly in domestic jeanswear where the prior year period included expenses related to downtime in manufacturing plants. In addition, gross margin in the 2002 period includes the effects of two nonrecurring items:
$5.9 million of restructuring charges incurred, net of $1.8 million of gains on the sale of two closed facilities. Excluding these nonrecurring items, gross margin was 35.0% in the 2002 quarter.

Marketing, administrative and general expenses were 24.1% of sales in 2002, compared with 23.2% in 2001. Overall expenses declined due to cost reduction benefits of the Strategic Repositioning Program. Expenses as a percent of sales increased due to higher advertising spending on a lower level of sales. In addition, 2002 includes $1.2 million of nonrecurring restructuring charges.

Other operating income and expense includes net royalty income. In addition, this caption in 2001 included $9.2 million of amortization of goodwill, which is not required in 2002 under FASB Statement No. 142, as discussed in Note H to the consolidated financial statements.

Operating income, as reported, was 10.9% of sales in 2002, compared with 10.3% in the 2001 period. Excluding the impact of the (1) nonrecurring items in 2002,
(2) businesses to be exited in both periods and (3) the change in accounting for goodwill amortization in both periods, operating margins would have increased to 11.8% in the 2002 period, compared with 11.3% in 2001.

Net interest expense decreased in 2002 due to lower average borrowings. Miscellaneous income in 2002 includes a $1.4 million gain on the sale of Jantzen.

The effective income tax rate (before the cumulative effect of the change in accounting policy) was 36.3% in 2002 and 37.2% in 2001. The effective rate declined in 2002 due to the elimination of nondeductible goodwill amortization expense and an expected lower effective tax rate on foreign earnings.

The Company adopted FASB Statement No. 142 effective at the beginning of 2002. This required change in accounting policy resulted in a nonrecurring noncash charge of $527.3 million, without tax benefit, or $4.80 per share. See Note H to the consolidated financial statements for additional details. Including the effect of this accounting change, the net loss as reported was $448.3 million ($4.11 per share) in the 2002 quarter, compared with net income of $77.5 million ($.67 per share) in the 2001 period.

         INFORMATION BY BUSINESS SEGMENT

The Consumer Apparel segment consists of our jeanswear, women's intimate apparel, swimwear and children's apparel businesses. Overall, segment sales declined by 8% in 2002 reflecting continued slow consumer spending on apparel and a lack of jeanswear and intimate apparel shipments for a six week period to a major domestic customer that filed for bankruptcy. Domestic jeanswear sales declined 10% reflecting softness in the jeans market, inventory reductions taken by certain major customers, selected price reductions and pressure from lower priced private label goods in the mass channel. We do, however, expect more favorable jeanswear comparisons as the year progresses. Sales were flat in international jeanswear markets, with an 8% increase in Europe (before unfavorable currency translation effects) offset by declines in Latin America. Domestic intimate apparel sales declined 4% in 2002. Sales declined at Jantzen swimwear as that business has been held for disposition since November 2001. Segment profit declined 7% in 2002. Segment profit advanced in European jeanswear, consistent with their higher sales in the quarter, and at Jantzen due to favorable consumer response to the 2002 swimwear line. Elsewhere, the profit decline was generally consistent with the overall sales decline.

The Occupational Apparel segment includes the Company's industrial, career and safety apparel businesses. Sales decreased 24% in 2002 due to (1) ongoing workforce reductions in the U.S. manufacturing sector that has impacted overall workwear uniform sales, (2) ongoing consolidation of the industrial laundry industry, with some of our customers placing greater reliance on their in-house manufacturing and (3) elimination of workwear product lines that were discontinued during 2001. Segment profit was flat for the quarter, representing higher margins earned due to cost reduction efforts on reduced sales volume and elimination of operating losses on discontinued product lines.

The Outdoor Apparel and Equipment segment consists of the Company's outdoor-related businesses represented by The North Face branded products (outerwear and equipment) and the JanSport and Eastpak brands (backpacks and daypacks). Sales were flat in the 2002 quarter, while profits expanded in the domestic and European packs businesses. Due to the seasonal nature of the businesses comprising this segment, the low level of first quarter profitability is not necessarily indicative of expected full year results.

The All Other segment includes the Company's licensed sportswear and distributor knitwear businesses, as well as the Private Label knitwear business that is being liquidated during 2002. Sales declined 22% due to the wind-down of the Private Label business. Segment profit declined due to losses incurred in the exit of the Private Label knitwear business.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         BALANCE SHEETS

Accounts receivable at the end of the first quarter of 2002 are lower than at the same period in 2001 due to lower sales in the first quarter. Receivables are higher than at the end of 2001 due to seasonal sales patterns. The allowance for bad debts declined during the first quarter of 2002 due to write-off of accounts receivable related to the bankruptcy of a major retail customer.

Inventories over the last twelve months declined by over $300 million, which exceeded the goal that we set at the beginning of 2001. Included is a decline of $80 million in the first quarter, of which $30 million relates to the liquidation of the Private Label knitwear and Jantzen swimwear businesses. Looking to the second quarter, we expect to see a similar decline of around $300 million compared with the prior year amount. But if we see an improvement in business conditions, inventories would move up somewhat, and the amount of inventory reduction would be somewhat less.

Property, plant and equipment declined over the last year due to depreciation expense exceeding capital spending and the write-down of assets related to the 2001 restructuring actions.

Goodwill was written down effective at the beginning of 2002 due to adoption of FASB Statement No. 142; see Note H to the consolidated financial statements for details. In addition, the balance declined over the last year from write-downs related to disposition of businesses and amortization expense.

Accounts payable declined due to reduced inventory purchases. The increase in other accrued liabilities from the prior year relates to restructuring charges recorded in the fourth quarter of 2001, while the increase from the end of 2001 is due to seasonal patterns.

Long-term debt has been reduced by the early redemption in February 2002 of a total of $200.0 million of notes due in 2003 and 2004 and by repayment in the second quarter of 2001 of $100.0 million of notes due at that time. Short-term borrowings have been reduced with the Company's strong cash flow from operations over the last year. Remaining short-term balances relate to our international businesses.

By the end of the first quarter of 2002, substantially all of the ESOP Convertible Preferred Stock had been allocated to participant accounts in the 401(k) savings plan. Beginning in April 2002, Company matching contributions to the savings plan are being made in cash instead of Preferred Stock. This change will not have a significant effect on cash requirements.

         LIQUIDITY AND CASH FLOWS

The financial condition of the Company is reflected in the following:

                                     March 30         December 29         March 31
                                       2002              2001               2001
                                    --------           --------           --------
                                                (Dollars in millions)
     Working capital                $1,099.6           $1,217.6           $1,154.9

     Current ratio                  2.3 to 1           2.5 to 1           2.1 to 1

     Debt to total capital              32.2%              31.7%              34.7%

The debt to total capital ratio was significantly affected at March 2002 by the cumulative effect of the accounting change recorded at the beginning of 2002. Net of cash, our debt to total capital ratio at March 2002 was 25.3%.

The primary source of liquidity is the Company's cash flow provided by operations, which was a record $131.3 million in the first quarter of 2002. Of that amount, $23 million related to the two businesses being liquidated, with the majority of the remainder due to reductions in inventories in our ongoing businesses. Cash provided by operations in 2002 is expected to range from $450 to $500 million.

Since the 2001 Annual Report on Form 10-K, there have been no material changes relating to the Company's fixed obligations that require the use of funds or other financial commitments that may require the use of funds, other than the early redemption of $200.0 million of debt in February 2002. With existing cash balances and cash flow from operations, as well as unused credit lines and additional borrowing capacity, the Company has substantial liquidity to meet all of its obligations when due and flexibility to meet investment opportunities that may arise.

Capital expenditures were lower in the 2002 quarter, but for the full year we expect capital spending will be comparable with the 2001 level. Capital spending will be funded by cash flow from operations.

The Company purchased 1.0 million shares of its Common Stock in open market transactions during the quarter at a cost of $42.0 million. Under its current authorization from the Board of Directors, the Company may purchase up to an additional 9.0 million shares. We intend to purchase approximately one million shares per quarter during 2002, although this rate of repurchase may be adjusted depending on acquisition opportunities that may arise.

OUTLOOK

Looking ahead to the remainder of 2002:

- Although the retail climate remains challenging, we are cautiously optimistic about our prospects for the year. Our outlook for the remainder of the year remains intact, but reflecting the better than anticipated first quarter earnings, we now expect that our 2002 earnings will increase from the prior year level (excluding restructuring charges in both years).

- We approved an estimated $265 million of restructuring charges in the fourth quarter of 2001 and expected that $25 to $30 million of those costs would be recorded in 2002 as the actions are carried out. Of that amount, $7.2 million was recorded in the first quarter, with the balance expected to be recorded fairly evenly over the remainder of the year. In addition, costs and operating losses to be incurred in liquidation of the Private Label knitwear and Jantzen swimwear businesses were originally estimated to be $15 million. With the better operating performance achieved at Jantzen in the first quarter, we now expect the net effect of these business exits to be less than $15 million. The combined impact of these restructuring charges and business exit costs is approximately $.25 per share.

To establish an appropriate basis for comparison, had the change in accounting for goodwill amortization expense ($.32 per share) occurred in 2001 and excluding restructuring charges ($1.53 per share), earnings for 2001 would have been $3.00 per share. For the year 2002, excluding the effects of the 2002 restructuring charges and costs related to discontinued businesses (which together are estimated at $.25 per share) and the write-off of goodwill related to the change in accounting policy, management expects earnings per share to increase by 5%.

For the second quarter, the decline in sales should approximate that reported in the first quarter, while earnings per share are expected to increase 5% over the prior year level. This estimate also includes the absence of goodwill amortization expense in 2002 and excludes unusual items. Including the aforementioned nonrecurring items, reported earnings per share in the second quarter are expected to be about flat with the prior year.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, we may make oral or written statements, including statements in this Quarterly Report, that constitute "forward-looking statements" within the meaning of the federal securities laws. This includes statements concerning plans, objectives, projections and expectations relating to the Company's operations or economic performance, and assumptions related thereto.

Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which the Company competes; competitive conditions in and financial strength of our suppliers and of our retail customers; actions of competitors and customers that may impact the Company's business; completion of software developed by outside vendors and the related implementation of the Company's common systems project; the ability to execute our restructuring initiatives and to achieve the anticipated cost savings; the availability of new acquisitions that increase shareholder value and our ability to integrate new acquisitions successfully; and the impact of economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which we have no control.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

There have been no significant changes in the Company's market risk exposures from what was disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 23, 2002, the following four nominees to the Board of Directors were elected to serve until the 2005 Annual Meeting:

                                      Votes For          Votes Withheld
                                      ---------          --------------
     Juan Ernesto de Bedout          101,588,407          1,400,327
     Ursula F. Fairbairn             101,169,165          1,819,569
     Barbara S. Feigin               101,933,883          1,054,851
     Mackey J. McDonald              101,935,496          1,053,238

There were three additional proposals as follows:

- The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the 2002 fiscal year was approved by the shareholders. The vote was 100,009,403 for, 2,585,966 against and 393,365 abstaining.

- The proposal requesting that the Board of Directors adopt a policy stating that the public accounting firm retained by the Company to provide audit services should not also be retained to provide non-audit services to the Company was rejected by the shareholders. The vote was 31,054,644 for, 62,589,450 against, 1,206,062 abstaining and 8,138,578 broker nonvotes.

- The proposal requesting that the Board of Directors take necessary steps, in compliance with state law and without affecting the unexpired terms of previously elected directors, to declassify the Board for the purpose of director elections was approved by the shareholders. The vote was 51,597,513 for, 42,381,539 against, 869,604 abstaining and 8,140,078 broker nonvotes.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit 10 (A) - Deferred Compensation Plan, as amended and restated as of December 31, 2001

                  Exhibit 10 (B) - Executive Deferred Savings Plan, as amended and restated as of December 31, 2001

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 30, 2002.


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


Date: May 10, 2002

                                       By:  /s/ Robert A. Cordaro
                                            -----------------------
                                            Robert A. Cordaro
                                            Vice President - Controller
                                            (Chief Accounting Officer)