Form 10-Q
period 2002-06-29
V F CORP
filed 2002-08-08
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 29, 2002

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


                         105 CORPORATE CENTER BOULEVARD
                        GREENSBORO, NORTH CAROLINA 27408
                    (Address of principal executive offices)

                                 (336) 424-6000
              (Registrant's telephone number, including area code)

                        628 GREEN VALLEY ROAD, SUITE 500
                        GREENSBORO, NORTH CAROLINA 27408
                 (Former address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

On July 27, 2002, there were 109,392,519 shares of the registrant's Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX



                                                                                PAGE NO.
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                Consolidated Statements of Income -
                Three months and six months ended June 29, 2002 and
                June 30, 2001..................................................       3

                Consolidated Balance Sheets - June 29, 2002
                December 29, 2001 and June 30, 2001............................       4

                Consolidated Statements of Cash Flows -
                Six months ended June 29, 2002 and
                June 30, 2001..................................................       5

                Notes to Consolidated Financial Statements.....................       6

    Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................      14

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk........      20


PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K..................................      20

                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         ------------------                  ----------------
                                                      JUNE 29           JUNE 30           JUNE 29          JUNE 30
                                                       2002              2001              2002             2001
                                                       ----              ----              ----             ----
NET SALES                                          $ 1,193,458       $ 1,322,958       $ 2,466,514       $ 2,746,257

COSTS AND OPERATING EXPENSES
    Cost of products sold                              748,428           876,043         1,580,282         1,818,449
    Marketing, administrative
        and general expenses                           298,195           307,776           605,168           637,445
    Other operating (income) expense, net               (5,507)            4,198           (10,247)            8,293
                                                   -----------       -----------       -----------       -----------
                                                     1,041,116         1,188,017         2,175,203         2,464,187
                                                   -----------       -----------       -----------       -----------

OPERATING INCOME                                       152,342           134,941           291,311           282,070

OTHER INCOME (EXPENSE)
    Interest income                                      1,767             1,508             3,221             3,517
    Interest expense                                   (16,493)          (24,176)          (35,333)          (49,101)
    Miscellaneous, net                                     436              (906)            2,932            (1,655)
                                                   -----------       -----------       -----------       -----------
                                                       (14,290)          (23,574)          (29,180)          (47,239)
                                                   -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING POLICY              138,052           111,367           262,131           234,831

INCOME TAXES                                            49,186            41,986            94,269            87,964
                                                   -----------       -----------       -----------       -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING POLICY                                88,866            69,381           167,862           146,867

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    POLICY FOR GOODWILL                                     --                --          (527,254)               --
                                                   -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                  $    88,866       $    69,381       $  (359,392)      $   146,867
                                                   ===========       ===========       ===========       ===========



EARNINGS (LOSS) PER COMMON SHARE - BASIC
    Income before cumulative effect of change
        in accounting policy                       $      0.79       $      0.61       $      1.47       $      1.29
    Net income (loss)                                     0.79              0.61             (3.33)             1.29
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
    Income before cumulative effect of change
        in accounting policy                       $      0.79       $      0.60       $      1.47       $      1.27
    Net income (loss)                                     0.79              0.60             (3.33)             1.27


WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                              109,626           111,571           109,793           111,762
    Diluted                                            112,982           115,375           113,185           115,436

CASH DIVIDENDS PER COMMON SHARE                    $      0.24       $      0.23       $      0.48       $      0.46


Note: If the nonamortization provisions of FASB Statement No. 142 had been applied at the beginning of 2001, income before cumulative effect of change in accounting policy would have been $78,415 and $164,973 for the second quarter and six months of 2001, respectively. Basic and diluted earnings per share before cumulative effect of change in accounting policy would have been $.69 and $.68, respectively, for the second quarter of 2001 and $1.45 and $1.43, respectively, for the six months of 2001.



See notes to consolidated financial statements.

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         JUNE 29         DECEMBER 29         JUNE 30
                                                           2002              2001             2001
                                                           ----              ----             ----
ASSETS

CURRENT ASSETS
     Cash and equivalents                              $   272,199       $   332,049       $   100,400
     Accounts receivable, less allowances:
          June 29 - $54,258; Dec 29 - $62,964;
          June 30 - $54,782                                652,946           602,334           723,007
     Inventories
          Finished products                                580,237           624,343           851,911
          Work in process                                  183,093           155,446           185,926
          Materials and supplies                           130,749           133,265           175,649
                                                       -----------       -----------       -----------
                                                           894,079           913,054         1,213,486

     Other current assets                                  185,789           183,983           156,462
                                                       -----------       -----------       -----------
          Total current assets                           2,005,013         2,031,420         2,193,355

PROPERTY, PLANT AND EQUIPMENT                            1,778,912         1,818,397         1,860,316
     Less accumulated depreciation                       1,174,686         1,163,705         1,118,751
                                                       -----------       -----------       -----------
                                                           604,226           654,692           741,565

GOODWILL                                                   471,534         1,015,783         1,078,501

OTHER ASSETS                                               416,360           401,121           394,746
                                                       -----------       -----------       -----------

                                                       $ 3,497,133       $ 4,103,016       $ 4,408,167
                                                       ===========       ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                             $    65,302       $    77,900       $   272,325
     Current portion of long-term debt                         640               696             7,656
     Accounts payable                                      266,051           251,588           290,099
     Accrued liabilities                                   529,424           483,649           426,980
                                                       -----------       -----------       -----------
          Total current liabilities                        861,417           813,833           997,060

LONG-TERM DEBT                                             702,777           904,035           904,469

OTHER LIABILITIES                                          246,400           228,501           228,006

REDEEMABLE PREFERRED STOCK                                  41,700            45,631            46,921
DEFERRED CONTRIBUTIONS TO EMPLOYEE
     STOCK OWNERSHIP PLAN                                       --            (1,780)           (4,769)
                                                       -----------       -----------       -----------
                                                            41,700            43,851            42,152

COMMON SHAREHOLDERS'  EQUITY
     Common Stock, stated value $1; shares
          authorized, 300,000,000; shares
          outstanding; June 29 - 109,181,006;
          Dec 29 - 109,998,190;
          June 30 - 111,468,229                            109,181           109,998           111,468
     Additional paid-in capital                            924,159           884,638           870,274
     Accumulated other comprehensive income (loss)        (108,871)         (103,040)          (98,765)
     Retained earnings                                     720,370         1,221,200         1,353,503
                                                       -----------       -----------       -----------
          Total common shareholders' equity              1,644,839         2,112,796         2,236,480
                                                       -----------       -----------       -----------

                                                       $ 3,497,133       $ 4,103,016       $ 4,408,167
                                                       ===========       ===========       ===========


See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                    ----------------
                                                                 JUNE 29        JUNE 30
                                                                  2002           2001
                                                                  ----           ----
OPERATIONS
     Net income (loss)                                          $(359,392)      $ 146,867

     Adjustments to reconcile net income (loss)
          to cash provided by operations:
          Cumulative effect of change in accounting policy        527,254              --
          Restructuring costs                                       3,266              --
          Depreciation                                             54,562          67,924
          Amortization of goodwill                                     --          18,454
          Other, net                                               (3,585)         (4,550)
          Changes in current assets and liabilities:
               Accounts receivable                                (36,971)        (15,509)
               Inventories                                         20,131        (101,780)
               Accounts payable                                    13,283         (43,921)
               Other, net                                          43,672          28,093
                                                                ---------       ---------
          Cash provided by operations                             262,220          95,578

INVESTMENTS
     Capital expenditures                                         (22,094)        (43,547)
     Sale of business                                              23,978              --
     Other, net                                                    (4,301)          7,251
                                                                ---------       ---------
          Cash invested                                            (2,417)        (36,296)

FINANCING
     Increase (decrease) in short-term borrowings                 (11,826)        128,527
     Payment of long-term debt                                   (200,956)       (106,986)
     Purchase of Common Stock                                     (84,850)        (72,723)
     Cash dividends paid                                          (54,190)        (53,163)
     Proceeds from issuance of Common Stock                        34,530          32,234
     Other, net                                                    (5,623)         (2,225)
                                                                ---------       ---------
          Cash used by financing                                 (322,915)        (74,336)

EFFECT OF FOREIGN CURRENCY RATE CHANGES ON CASH                     3,262          (3,437)
                                                                ---------       ---------

NET CHANGE IN CASH AND EQUIVALENTS                                (59,850)        (18,491)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                          332,049         118,891
                                                                ---------       ---------

CASH AND EQUIVALENTS - END OF PERIOD                            $ 272,199       $ 100,400
                                                                =========       =========


See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Similarly, the 2001 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 2002 are not necessarily indicative of results that may be expected for the year ending January 4, 2003. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

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

                                            Facilities    Lease and
                                              Exit         Contract
                              Severance       Costs      Termination      Total
                              ---------       -----      -----------      -----
Balance December 29, 2001      $ 2,178       $   105       $ 7,677       $ 9,960
Cash payments                     (856)         (105)       (5,596)       (6,557)
                               -------       -------       -------       -------

Balance June 29, 2002          $ 1,322       $    --       $ 2,081       $ 3,403
                               =======       =======       =======       =======

NOTE C - RESTRUCTURING ACCRUALS

Activity in the restructuring accrual related to the 2001/2002 Strategic Repositioning Program is summarized as follows (in thousands):

                                               Facilities      Lease and
                                                  Exit         Contract
                               Severance         Costs        Termination        Total
                               ---------         -----        -----------        -----
Balance December 29, 2001      $  78,399       $   5,178       $  16,562       $ 100,139
Accrual for 2002 actions           2,603           9,145              --          11,748
Noncash charges                       --          (9,039)             --          (9,039)
Cash payments                    (37,921)         (2,412)         (7,251)        (47,584)
Reduction of accrual              (3,911)           (136)           (847)         (4,894)
                               ---------       ---------       ---------       ---------

Balance June 29, 2002          $  39,170       $   2,736       $   8,464       $  50,370
                               =========       =========       =========       =========

These actions affect approximately 14,200 of the Company's employees. As of June 29, 2002, 13,500 employees have been terminated.

Activity in the 2000 restructuring accrual is summarized as follows (in thousands):

                                            Facilities    Lease and
                                              Exit        Contract
                              Severance       Costs      Termination     Total
                              ---------       -----      -----------     -----
Balance December 29, 2001      $ 1,644       $   449       $ 6,864       $ 8,957
Cash payments                   (1,179)         (301)         (728)       (2,208)
Reduction of accrual                --            --          (203)         (203)
                               -------       -------       -------       -------

Balance June 29, 2002          $   465       $   148       $ 5,933       $ 6,546
                               =======       =======       =======       =======

The Company's restructuring actions are proceeding as planned. Management determined that a total of $5.1 million of the 2000 and 2001 accrued restructuring liabilities was no longer required due to reduced severance (because employees worked longer than originally planned during the 60 day notice periods required by the Worker Adjustment Retraining Notification Act of
1988) and other cost savings. In addition, management determined that $3.4 million of restructuring-related inventory and other asset charges were no longer required. Accordingly, a total of $8.5 million was credited to income, of which $6.4 million related to ongoing businesses and $2.1 million to the business exits. We believe that the remaining accruals are adequate to cover the remaining costs. The majority of the remaining severance and other cash payments will be made through 2002.

NOTE D - CAPITAL

Common shares outstanding are net of shares held in treasury, and in substance retired, of 31,142,436 at June 29, 2002, 29,141,452 at December 29, 2001 and
27,140,946 at June 30, 2001. In addition, 254,613 shares of VF Common Stock at June 29, 2002, 266,203 shares at December 29, 2001 and 302,508 shares at June 30, 2001 are held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Convertible Preferred Stock, of which 1,350,483 shares were outstanding at June 29, 2002, 1,477,930 at December 29, 2001 and 1,519,713 at June 30, 2001.

NOTE E - BUSINESS SEGMENT INFORMATION

Outdoor Apparel and Equipment was separately reported as a segment for the first time at the end of 2001; accordingly, prior year information has been restated. Financial information for the Company's reportable segments is as follows (in thousands):

                                                        Second Quarter                        Six Months
                                                        --------------                        ----------
                                                    2002              2001              2002              2001
                                                    ----              ----              ----              ----
Net sales:
     Consumer Apparel                           $   903,319       $   970,493       $ 1,891,915       $ 2,049,741
     Occupational Apparel                           115,805           135,319           236,521           293,736
     Outdoor Apparel and Equipment                  107,320           115,892           194,929           204,127
     All Other                                       67,014           101,254           143,149           198,653
                                                -----------       -----------       -----------       -----------

Consolidated net sales                          $ 1,193,458       $ 1,322,958       $ 2,466,514       $ 2,746,257
                                                ===========       ===========       ===========       ===========

Segment profit:
     Consumer Apparel                           $   149,830       $   135,167       $   297,166       $   294,118
     Occupational Apparel                            15,144            10,781            28,966            24,644
     Outdoor Apparel and Equipment                    9,995            11,312            14,710            11,873
     All Other                                       (1,438)            9,139             1,751            14,286
                                                -----------       -----------       -----------       -----------
     Total segment profit                           173,531           166,399           342,593           344,921

Interest, net                                       (14,726)          (22,668)          (32,112)          (45,584)
Amortization of goodwill                                 --            (9,208)               --           (18,454)
Restructuring charges, net                            3,910                --            (3,266)               --
Corporate and other expenses                        (24,663)          (23,156)          (45,084)          (46,052)
                                                -----------       -----------       -----------       -----------
Income before income taxes and cumulative
     effect of change in accounting policy      $   138,052       $   111,367       $   262,131       $   234,831
                                                ===========       ===========       ===========       ===========

Restructuring charges, net of reversals, relate to the following segments (in thousands):

                                Second Quarter    Six Months
                                     2002            2002
                                     ----            ----
Consumer Apparel                   $ 2,828         $  (882)
Occupational Apparel                   316          (3,116)
Outdoor Apparel and Equipment          521             487
All Other                              245             245
                                   -------         -------

  Total                            $ 3,910         $(3,266)
                                   =======         =======

NOTE F - COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income (loss) was as follows (in thousands):

                                                          Second Quarter                   Six Months
                                                          --------------                   ----------
                                                       2002            2001            2002            2001
                                                       ----            ----            ----            ----
Net income (loss)                                   $  88,866       $  69,381       $(359,392)      $ 146,867

Other comprehensive income (loss):
     Foreign currency translation adjustments,
         net of income taxes                            9,460          (1,575)          4,418         (15,166)
     Unrealized gains (losses) on marketable
         securities, net of income taxes                 (285)            323             673              83

     Derivative hedging contracts,
         net of income taxes                          (11,101)            838         (10,922)          4,193
                                                    ---------       ---------       ---------       ---------

Comprehensive income (loss)                         $  86,940       $  68,967       $(365,223)      $ 135,977
                                                    =========       =========       =========       =========

The change in foreign currency translation adjustments in 2002 was due to the weakening of the U.S. dollar in relation to the euro and other currencies of European countries where the Company has operations, partially offset by the strengthening of the U.S. dollar in relation to the Mexican Peso.

We monitor net foreign currency market exposures and may in the ordinary course of business enter into foreign exchange forward contracts to hedge specific foreign currency transactions or anticipated cash flows relating to changes in exchange rates. Use of these financial instruments allows us to reduce the Company's overall exposure to exchange rate movements, since gains and losses on these contracts will offset the losses and gains on the transactions being hedged. With the weakening of the U.S. dollar near the end of the second quarter of 2002, certain of our international operating businesses have experienced, or are expected to experience, transaction gains in their operating results. The Company's hedging practice has resulted in net realized and unrealized hedging losses that are deferred in Other Comprehensive Income until the underlying transactions are realized. Accordingly, there is an offsetting hedging liability recorded in Accrued Liabilities.

Accumulated other comprehensive income (loss) for 2002 is summarized as follows (in thousands):

                                       Foreign                                         Minimum
                                       Currency       Marketable       Hedging         Pension
                                      Translation     Securities      Contracts       Liability         Total
                                      -----------     ----------      ---------       ---------         -----

Balance December 29, 2001              $(106,169)      $     590      $   4,192       $  (1,653)      $(103,040)
Other comprehensive income (loss)          4,418             673        (10,922)             --          (5,831)
                                       ---------       ---------      ---------       ---------       ---------

Balance June 29, 2002                  $(101,751)      $   1,263      $  (6,730)      $  (1,653)      $(108,871)
                                       =========       =========      =========       =========       =========

NOTE G - EARNINGS PER SHARE

Earnings per share, based on income before the cumulative effect of a change in accounting policy, are computed as follows (in thousands, except per share amounts):

                                                 Second Quarter               Six Months
                                                 --------------               ----------
                                               2002          2001          2002          2001
                                               ----          ----          ----          ----
Basic earnings per share:
     Income before cumulative effect of
         change in accounting policy         $ 88,866      $ 69,381      $167,862      $146,867
     Less Preferred Stock dividends and
         redemption premium                     2,659         1,496         6,079         2,959
                                             --------      --------      --------      --------
     Income available for Common Stock       $ 86,207      $ 67,885      $161,783      $143,908
                                             ========      ========      ========      ========

     Weighted average Common
         Stock outstanding                    109,626       111,571       109,793       111,762
                                             ========      ========      ========      ========

     Basic earnings per share                $   0.79      $   0.61      $   1.47      $   1.29
                                             ========      ========      ========      ========

                                                        Second Quarter               Six Months
                                                        --------------               ----------
                                                      2002          2001          2002           2001
                                                      ----          ----          ----           ----
Diluted earnings per share:
     Income before cumulative effect of
         change in accounting policy                $ 88,866      $ 69,381      $167,862      $ 146,867
     Increased ESOP expense if Preferred Stock
         were converted to Common Stock                  172           213           344            413
                                                    --------      --------      --------      ---------
     Income available for Common Stock
         and dilutive securities                    $ 88,694      $ 69,168      $167,518      $ 146,454
                                                    ========      ========      ========      =========

     Weighted average Common Stock outstanding       109,626       111,571       109,793        111,762
     Additional Common Stock resulting from
         dilutive securities:
         Preferred Stock                               2,160         2,420         2,202          2,450
         Stock options and other                       1,196         1,384         1,190          1,224
                                                    --------      --------      --------      ---------
     Weighted average Common Stock and
         dilutive securities outstanding             112,982       115,375       113,185        115,436
                                                    ========      ========      ========      =========

     Diluted earnings per share                     $   0.79      $   0.60      $   1.47*     $    1.27
                                                    ========      ========      ========      =========

* Reduced from $1.48 due to antidilution.

Outstanding options to purchase 5.7 million shares and 5.6 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the second quarter and the six months of 2002, respectively, because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 3.6 million shares and 4.7 million shares of Common Stock were excluded for the second quarter and six months of 2001, respectively.

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

Activity in the goodwill accounts during 2002 is summarized by business segment as follows (in thousands):

                                                                       Outdoor
                                   Consumer        Occupational      Apparel and          All
                                   Apparel           Apparel          Equipment          Other             Total
                                   -------           -------          ---------          -----             -----
Balance December 29, 2001        $   554,373       $   139,654       $   110,036      $   211,720       $ 1,015,783
Change in accounting policy         (232,126)         (109,543)               --         (185,585)         (527,254)
Sale of Jantzen                      (17,737)               --                --               --           (17,737)
Currency translation                     279                --               463               --               742
                                 -----------       -----------       -----------      -----------       -----------

Balance June 29, 2002            $   304,789       $    30,111       $   110,499      $    26,135       $   471,534
                                 ===========       ===========       ===========      ===========       ===========

Also under the new Statement, goodwill amortization, which totaled $36.0 million ($.32 per share) for fiscal year 2001, is no longer required. The following presents the adjusted income and earnings per share as if goodwill had not been required to be amortized in the prior year periods (in thousands, except per share amounts):

                                            Second Quarter     Six Months
                                                 2001             2001
                                                 ----             ----
Reported net income                           $    69,381      $   146,867
     Add back goodwill amortization,
         net of income taxes                        9,034           18,106
                                              -----------      -----------

Adjusted net income                           $    78,415      $   164,973
                                              ===========      ===========

Basic earnings per share:
     Reported net income                      $      0.61      $      1.29
     Add back goodwill amortization                  0.08             0.16
                                              -----------      -----------

     Adjusted basic earnings per share        $      0.69      $      1.45
                                              ===========      ===========

Diluted earnings per share:
     Reported net income                      $      0.60      $      1.27
     Add back goodwill amortization                  0.08             0.16
                                              -----------      -----------

     Adjusted diluted earnings per share      $      0.68      $      1.43
                                              ===========      ===========

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

In April 2002, the FASB issued Statement No. 145. This Statement modifies or amends several other authoritative pronouncements, including those covering gains and losses from extinguishment of debt. This statement is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

On June 28, 2002, the FASB issued Statement No. 146, Accounting for Exit and Disposal Activities, which is required to be adopted for disposal activities initiated after December 31, 2002. Management is currently evaluating the effects of this Statement.

NOTE I - SUBSEQUENT EVENT

Subsequent to the end of the second quarter, the Board of Directors declared a regular quarterly cash dividend of $.24 per share, payable on September 20, 2002 to shareholders of record as of the close of business on September 10, 2002.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

         STRATEGIC REPOSITIONING PROGRAM
During the fourth quarter of 2001, we initiated a Strategic Repositioning Program. This consisted of a series of actions to exit underperforming businesses and to aggressively reduce the Company's overall cost structure by closing higher cost manufacturing plants, consolidating distribution centers and reducing administrative functions. The total cost of the approved actions was estimated at $265 million. The Company recorded pretax charges of $236.8 million ($1.53 per share, with all per share amounts presented on a diluted basis) in the fourth quarter of 2001, with the balance of the charges estimated at $25 to $30 million to be recorded in 2002. During the first and second quarters of 2002, the Company recorded $7.2 million ($.04 per share) and $4.6 million ($.03 per share), respectively, of restructuring charges related to these actions. The remaining charges will be incurred over the balance of 2002 as plant or other facility closings are announced. In addition, during the second quarter we reversed $6.4 million ($.04 per share) of restructuring charges related to severance accrual revisions and other lower than expected future closing costs in our ongoing businesses.

As part of the Strategic Repositioning Program, we decided to exit our Private Label knitwear and Jantzen swimwear businesses. We had estimated the costs to be incurred in 2002 during the phaseout of these businesses would be $15 million. During the second quarter, the net impact on reported results related to these businesses was a contribution to pretax income of $1.8 million or $.01 per share. Year-to-date, the impact was a contribution to pretax income of $4.9 million or $.03 per share, including the gain on sale of Jantzen. The Private Label knitwear business has been winding down since the closure announcement in the fourth quarter of 2001. The Jantzen swimwear business was sold to Perry Ellis International, Inc. in March 2002 for a total consideration of $24.0 million, with the Company retaining current season inventories and other working capital. Shipments have been substantially completed, and liquidation of both business units is expected to be substantially completed by the end of the third quarter. At that time we expect to reclassify their operating results and assets and liabilities to present them separately as discontinued operations in the financial statements.

We expect cash expenses under the Strategic Repositioning Program will approximate $120 million. We also expect that asset sales and liquidation of working capital in the businesses to be exited will generate more than $80 million of cash proceeds, leaving a net cash outflow of less than $40 million. Through the first six months of 2002, cash payments totaled approximately $57 million and cash proceeds of $65 million have been received. Payments required in connection with these restructuring charges are not expected to have a significant effect on the Company's liquidity. We also expect that these actions will result in cost reductions of $100 million in 2002, with an additional $30 million of savings to be achieved in 2003.

See Note C to the consolidated financial statements for additional information on restructuring charges.

         CONSOLIDATED STATEMENTS OF INCOME
For the second quarter of 2002, VF reported consolidated income of $88.9 million, equal to $.79 per share, compared with $69.4 million or $.60 per share in the 2001 period. For the first half of 2002, reported income (before the effect of a change in accounting policy for goodwill) was $167.9 million, equal to $1.47 per share, compared with $146.9 million or $1.27 per share in 2001. Excluding the effects of actions related to the Strategic Repositioning Program, income was $86.6 million, or $.77 per share, in the 2002 quarter and $167.1 million, or $1.47 per share, in the 2002 first half. The nonrecurring items related to the Strategic

Repositioning Program in the quarter and year-to-date periods ended June 29, 2002, and the income statement lines affected by their inclusion, are as follows (in thousands, except per share amounts):

                                                                            Second Quarter                       Six Months
                                                                            --------------                       ----------
                                                                       Pretax                             Pretax
                                                                       Amount             EPS             Amount            EPS
                                                                       ------             ---             ------            ---
Earnings per share, excluding nonrecurring items                                       $      .77                        $     1.47
Nonrecurring items:
    Restructuring charges                                             $   (4,572)            (.03)      $  (11,748)            (.08)
    Reversal of prior years' restructuring charges                         6,354              .04            6,354              .04
    Gain on sale of closed facilities                                                                        1,797              .01
    Impact of Private Label knitwear and Jantzen swimwear
         businesses to be exited:
         Operating results, net of exit costs and expenses and
             $2,128 reversal of prior year restructuring charges           1,799              .01            3,494              .02
         Gain of sale of Jantzen                                              --               --            1,363              .01
                                                                                       ----------                        ----------

Earnings per share, as reported before accounting change                               $      .79                        $     1.47
                                                                                       ==========                        ==========


Restructuring charges:
     Cost of products sold                                            $   (3,334)                       $   (9,269)
     Marketing, administrative and general expenses                       (1,238)                           (2,479)
                                                                      ----------                        ----------

                                                                      $   (4,572)                       $  (11,748)
                                                                      ==========                        ==========

Reversal of prior years' restructuring charges:
     Cost of products sold                                            $    5,060                        $    5,060
     Marketing, administrative and general expenses                        1,294                             1,294
                                                                      ----------                        ----------

                                                                      $    6,354                        $    6,354
                                                                      ==========                        ==========

Gain on sale of closed facilities:
     Cost of products sold                                            $       --                        $    1,797
                                                                      ==========                        ==========


Gain on sale of Jantzen:
     Miscellaneous income                                             $       --                        $    1,363
                                                                      ==========                        ==========


Sales in both the second quarter and first six months of 2002 declined by 10% to $1,193.5 million in the quarter and to $2,466.5 million in the first half. The declines were due to unit volume decreases in domestic business units. Sales of the knitwear and swimwear businesses being liquidated declined by $52 million compared with the prior year quarter and declined by $76 million compared with the prior year first half. Excluding the reduction in sales of the businesses being exited, 2002 sales declined 6% in the quarter and 8% in the first half. Also, in translating foreign currencies into the U.S. dollar, the stronger U.S. dollar reduced 2002 sales comparisons by $7 million in the quarter and $18 million in the first half relative to the prior year periods.

Gross margin was 37.3% of sales in the quarter and 35.9% in the six months of 2002, compared with 33.8% in both 2001 periods. Gross margin improved as the benefits of the Strategic Repositioning Program are being realized through lower cost sourcing and improved capacity utilization. The prior year periods included expenses related to downtime in manufacturing plants, particularly in domestic jeanswear. There are also lower sales of distressed product in 2002. In addition, gross margin in the 2002 periods includes the effects of three nonrecurring items explained in the table above: restructuring charges, reversal of prior years' restructuring charges and gains on the sale of two closed facilities. Excluding the combined operating results of the two business exits and the above nonrecurring items, gross margin was 37.3% in the 2002 quarter and 36.4% in the 2002 first half.

Marketing, administrative and general expenses were 25.0% of sales in the quarter and 24.5% in the six months of 2002, compared with 23.3% and 23.2% in the 2001 periods. Overall expenses declined due to cost reduction benefits of the Strategic Repositioning Program. Expenses as a percent of sales increased due to higher advertising spending on a lower level of sales. For the year, we are planning an increase of 11% in advertising, with the increase focused on the Company's Lee(R), Wrangler(R), Vanity Fair(R) and Vassarette(R) brands. Accruals for incentive compensation also increased due to the Company's improved financial performance in 2002. In addition, 2002 includes nonrecurring restructuring charges, net of reversal of prior periods' restructuring charges, as explained in the table above.

Other operating income and expense includes net royalty income. In addition, this caption in 2001 included $9.2 million of amortization of goodwill in the quarter and $18.5 million in the six months, which is not required in 2002 under FASB Statement No. 142, as discussed in Note H to the consolidated financial statements.

Operating income, as reported, was 12.8% of sales in the second quarter of 2002 and 11.8% in the first six months of 2002, compared with 10.2% and 10.3% in the 2001 periods. Excluding the impact of the (1) nonrecurring items in 2002, (2) businesses to be exited in both years and (3) the change in accounting for nonamortization of goodwill in both years, operating margins would have been 12.8% in the quarter and 12.3% in the six months of 2002, compared with 11.8% and 11.6% in the 2001 periods.

Net interest expense decreased in 2002 due to lower average borrowings. Miscellaneous income includes a $1.4 million gain on sale of the Jantzen swimwear business in the first quarter of 2002.

The effective income tax rate (before the cumulative effect of the change in accounting policy) was 36.0% in 2002 and 37.5% in 2001. The effective rate declined in 2002 due to the elimination of nondeductible goodwill amortization expense and an expected lower effective tax rate on foreign earnings.

The Company adopted FASB Statement No. 142 effective at the beginning of 2002. This required change in accounting policy resulted in a nonrecurring noncash charge of $527.3 million, without tax benefit, or $4.80 per share in the first quarter of 2002. See Note H to the consolidated financial statements for additional details. Including the effect of this accounting change, the net loss as reported was $359.4 million ($3.33 per share) in the first half of 2002, compared with net income of $146.9 million ($1.27 per share) in the 2001 period.

         INFORMATION BY BUSINESS SEGMENT
The Consumer Apparel segment consists of our jeanswear, women's intimate apparel, swimwear and children's apparel businesses. Overall, segment sales declined by 7% and 8% in the 2002 second quarter and six months, respectively, reflecting continued slow consumer spending on apparel and the effects of a bankruptcy filing by a major customer. Domestic jeanswear sales declined 5% in the quarter and 8% in the six months reflecting softness in the jeans market, inventory reductions taken by certain major customers, selected price reductions and pressure from lower priced private label goods in the mass channel. We do, however, expect sales in dollars and units to increase in the second half of the year. Sales in international jeanswear markets declined 3% in the quarter before unfavorable currency translation effects. For the first half, international jeanswear sales were flat (excluding currency effects), with an increase in Europe offset by a decline in Latin America. Domestic intimate apparel sales declined 7% in the quarter and 6% in the six months due to lower sales in the mass channel and in private label, offset in part by higher sales of Vanity Fair(R) and other branded products in the department store channel. The integration of our Bestform business into our other domestic intimate apparel business was completed during the second quarter with no business disruptions. Sales declined at Jantzen swimwear as that business has been held for disposition since November 2001. Segment profit increased 11% in the quarter and 1% in the first half of 2002. The increase in segment profit occurred at Jantzen due to favorable consumer response to the 2002 swimwear line and expense control during this liquidation period, as contrasted with operating losses incurred in the prior year periods. Elsewhere in Consumer Apparel, overall segment profit was flat in the quarter but declined in the six months.

The Occupational Apparel segment includes the Company's industrial, career and safety apparel businesses. Sales decreased 14% in the quarter and 19% in the first six months of 2002 due to (1) ongoing workforce reductions in the U.S. manufacturing sector that has impacted overall workwear uniform sales, (2) ongoing consolidation of the industrial laundry industry, with some of our customers placing greater reliance on their in-house manufacturing, and (3) elimination of workwear product lines that were discontinued during 2001. Segment profit increased in both periods, representing higher margins earned due to cost reduction efforts on reduced sales volume and elimination of operating losses on discontinued product lines.

The Outdoor Apparel and Equipment segment consists of the Company's outdoor-related businesses represented by outerwear, equipment, backpacks and daypacks. Sales declined in both the 2002 quarter and six months. Segment profit declined in the quarter but increased in the six months due to increased profitability in the European businesses. Because of the seasonal nature of the businesses comprising this segment, the low level of profitability in the first half of the year is not indicative of expected full year results.

The All Other segment includes the Company's licensed sportswear and distributor knitwear businesses, as well as the Private Label knitwear business that is being liquidated during 2002. The sales declines and segment losses reported in the 2002 periods are due to the Private Label business exit. Excluding results of the Private Label knitwear business, remaining businesses experienced growth in both sales and segment profit in the 2002 periods.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         BALANCE SHEETS
Accounts receivable at the end of the second quarter of 2002 are lower than at the same period in 2001 due to lower sales in the 2002 quarter. Receivables are higher than at the end of 2001 due to seasonal sales patterns. The allowance for bad debts declined in 2002 due to write-off of accounts receivable related to the bankruptcy of a major retail customer in the first quarter.

Inventories over the last twelve months declined by over $300 million. Inventories declined by $19 million in the first six months of 2002. This included a much lower than normal seasonal increase of $27 million in the ongoing businesses and a $46 million reduction in the Private Label knitwear and Jantzen swimwear businesses that are being liquidated. Since most of the inventory reduction occurred in the second half of 2001, we expect only a modest further reduction in inventories of continuing businesses by the end of 2002 compared with 2001 year-end levels. However, an improvement in retail market conditions could require higher inventory levels to properly service retail customers.

Property, plant and equipment declined over the last year due to depreciation expense exceeding capital spending and the write-down of assets related to the 2001 restructuring actions.

Goodwill was written down effective at the beginning of 2002 due to adoption of FASB Statement No. 142. (See Note H to the consolidated financial statements for details.) In addition, the balance declined over the last year from write-downs related to disposition of businesses and amortization expense in 2001.

Accounts payable declined from the prior year level due to reduced inventory purchases. The increase in other accrued liabilities from the prior year relates to restructuring charges recorded in the fourth quarter of 2001 and increased income tax liabilities resulting from improved operating results. The increases in accounts payable and in accrued liabilities from the end of 2001 are due to seasonal patterns.

Long-term debt has been reduced by the early redemption in February 2002 of a total of $200.0 million of notes due in 2003 and 2004. Short-term borrowings have been reduced with the Company's strong cash flow from operations over the last year. Short-term borrowings remaining at June 2002 relate to our international businesses.

By the end of the second quarter of 2002, all of the ESOP Convertible Preferred Stock had been allocated to participant accounts in the 401(k) savings plan. Beginning in April 2002, Company matching contributions to the savings plan are being made in cash instead of Preferred Stock. This change will not have a significant effect on cash requirements.

         LIQUIDITY AND CASH FLOWS
The financial condition of the Company is reflected in the following:

                            June 29          December 29        June 30
                             2002               2001              2001
                             ----               ----              ----
                                      (Dollars in millions)
Working capital            $ 1,143.6           $1,217.6         $1,196.3

Current ratio               2.3 to 1           2.5 to 1         2.2 to 1

Debt to total capital           31.9%              31.7%            34.6%

The debt to total capital ratio was significantly affected at June 2002 by repayment of $212 million of debt during the first half of the year and the cumulative effect of the accounting change for goodwill recorded at the beginning of 2002. Net of cash, our debt to total capital ratio at June 2002 was 23.2%.

The primary source of liquidity is the Company's cash flow provided by operations, which was a record $262.2 million in the first half of 2002. Of that amount, $38 million related to the two businesses being liquidated. Cash provided by operations in 2002 is expected to surpass $500 million.

Since the 2001 Annual Report on Form 10-K, there have been no material changes relating to the Company's fixed obligations that require the use of funds or other financial commitments that may require the use of funds, other than the early redemption of $200.0 million of debt in February 2002. The Company maintains a $750.0 million unsecured revolving credit agreement with a group of banks, of which the total amount is available for borrowing. With existing cash balances and cash flow from operations, as well as unused credit lines and additional borrowing capacity, the Company has substantial liquidity to meet all of its obligations when due and flexibility to meet investment opportunities that may arise. During the second quarter of 2002, $100.0 million of the Company's 9.25% debentures due in 2022 became redeemable. If the Company elects to call this debt, any redemption would be funded by existing cash balances or by issuance of new debt. The call premium, along with the write-off of deferred issuance costs, would result in an expense of $5.0 million.

Capital expenditures were lower in the first six months of 2002. For the full year, we expect capital spending to approximate the 2001 level. Capital spending will be funded by cash flow from operations.

The Company purchased 1.0 million shares of its Common Stock in open market transactions during each of the first two quarters of 2002 at a total cost of $84.9 million. Under its current authorization from the Board of Directors, the Company may purchase up to an additional 8.0 million shares. We intend to purchase approximately one million shares per quarter during 2002, although this rate of repurchase may be adjusted depending on acquisition opportunities that may arise.

The Company has received notice of proposed income tax deficiencies from the Internal Revenue Service ("IRS") for examination of the Company's 1995 to 1997 tax years. Management believes the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

OUTLOOK

Looking ahead to the remainder of 2002:

- The retail climate remains challenging. However, sales comparisons in the second half should show improvement over first half results. Excluding the business exits, we expect sales increases over the prior year levels. Specifically for the third quarter, we expect reported sales to be about flat with the prior year period. Excluding sales in both years of the businesses that are being exited, third quarter sales in ongoing businesses should increase by about 4%, with increases in most business units.

- We approved an estimated $265 million of restructuring charges in the fourth quarter of 2001 and expected that $25 to $30 million of those costs would be recorded in 2002 as the actions were carried out. Of that amount, $11.7 million was recorded in the first half of the year. In addition, costs and operating losses to be incurred in liquidation of the Private Label knitwear and Jantzen swimwear businesses were originally estimated to be $15 million. The combined impact of these restructuring charges and business exit costs was originally estimated at $.25 per share. With lower net costs achieved in the first half, we now expect the net effect of the restructuring costs and business exits to be less than $.20 per share.

- We anticipate a 200 basis point improvement in operating margins for the full year.

- Assuming no significant acquisitions in the second half, interest expense for the remainder of the year should continue to decline by at least $2 - 3 million per quarter relative to the prior year periods. This excludes any call premium expense related to possible redemption of the 2022 debentures.

- The effective income tax rate is expected to approximate the rate at the end of six months.

- To establish an appropriate basis for comparison, had the change in accounting for goodwill amortization expense ($.32 per share) occurred in 2001 and excluding restructuring charges ($1.53 per share), earnings for 2001 would have been $3.00 per share. For the year 2002, excluding the effects of the 2002 restructuring charges and costs related to discontinued businesses (which together are estimated at $.20 per share) and the write-off of goodwill related to the change in accounting policy, management expects earnings per share to increase by 12%. For the third quarter, earnings per share are expected to increase approximately 20% over the prior year level. This estimate also includes the absence of goodwill amortization expense in 2002 and excludes the aforementioned nonrecurring items.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which the Company competes; competitive conditions in and financial strength of our suppliers and of our retail customers; actions of competitors, customers, suppliers and service providers that may impact the Company's business; completion of software developed by outside vendors and the related implementation of the Company's common systems project; the ability to execute our restructuring initiatives and to achieve the anticipated cost savings; the availability of new acquisitions that increase shareholder value and our ability to integrate new acquisitions successfully; and the impact of economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which we have no control.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the Company's market risk exposures from what was disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibit 99.1 - Statement under oath of the principal executive officer, Mackey J. McDonald, regarding facts and circumstances relating to exchange act filings.

         Exhibit 99.2 - Statement under oath of the principal financial officer, Robert K. Shearer, regarding facts and circumstances relating to exchange act filings.

    (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 29, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           V.F. CORPORATION
                                               (Registrant)



                                           By: /s/ Robert K. Shearer
                                               --------------------------------
                                               Robert K. Shearer
                                               Vice President - Finance
                                               (Chief Financial Officer)


Date: August 8, 2002

                                           By: /s/ Robert A. Cordaro
                                               --------------------------------
                                               Robert A. Cordaro
                                               Vice President - Controller
                                                 (Chief Accounting Officer)