Form 10-Q
period 2002-09-28
V F CORP
filed 2002-11-12
CIK 103379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

On October 26, 2002, there were 108,652,991 shares of the registrant's Common Stock outstanding.

                                 VF CORPORATION

                                      INDEX

                                                                                 PAGE NO.
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

            Consolidated Statements of Income:
                  Three months and nine months ended September 28, 2002
                  and September 29, 2001 ........................................    3

            Consolidated Balance Sheets:
                  September 28, 2002, December 29, 2001
                  and September 29, 2001 ........................................    4

            Consolidated Statements of Cash Flows:
                  Nine months ended September 28, 2002
                  and September 29, 2001 ........................................    5

            Notes to Consolidated Financial Statements ..........................    6

            Supplemental Financial Information:
                  Consolidated Statements of Income for 2002, by Quarter ........   17
                  Consolidated Statements of Income for 2001, by Quarter ........   18
                  Business Segment Information for 2002, by Quarter .............   19
                  Business Segment Information for 2001, by Quarter .............   20

     Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................................   21

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk ........   28

     Item 4 - Controls and Procedures ...........................................   29

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K ..................................   29

SIGNATURES ......................................................................   30

CERTIFICATIONS ..................................................................   31

                                 VF CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    ------------------                 -----------------
                                                              SEPTEMBER 28      SEPTEMBER 29      SEPTEMBER 28      SEPTEMBER 29
                                                                  2002              2001 *           2002               2001 *
                                                                  ----              ------           ----               ------
NET SALES                                                     $ 1,400,389       $ 1,406,659       $ 3,772,907       $ 3,986,691

COSTS AND OPERATING EXPENSES
        Cost of products sold                                     871,117           913,641         2,380,561         2,601,710
        Marketing, administrative
               and general expenses                               321,027           301,159           904,722           904,336
        Other operating (income) expense, net                      (8,070)            2,302           (17,891)           10,135
                                                              -----------       -----------       -----------       -----------
                                                                1,184,074         1,217,102         3,267,392         3,516,181
                                                              -----------       -----------       -----------       -----------
OPERATING INCOME                                                  216,315           189,557           505,515           470,510

OTHER INCOME (EXPENSE)
        Interest income                                             1,888             1,616             5,107             5,100
        Interest expense                                          (21,868)          (23,320)          (57,201)          (72,421)
        Miscellaneous, net                                            696               166             2,222            (1,485)
                                                              -----------       -----------       -----------       -----------
                                                                  (19,284)          (21,538)          (49,872)          (68,806)
                                                              -----------       -----------       -----------       -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES AND CUMULATIVE EFFECT OF
        CHANGE IN ACCOUNTING POLICY                               197,031           168,019           455,643           401,704
INCOME TAXES                                                       68,467            64,810           161,552           151,758
                                                              -----------       -----------       -----------       -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY          128,564           103,209           294,091           249,946
DISCONTINUED OPERATIONS, NET OF INCOME TAXES                         (315)              351             2,020               481
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
        POLICY FOR GOODWILL                                            --                --          (527,254)               --
                                                              -----------       -----------       -----------       -----------
NET INCOME (LOSS)                                             $   128,249       $   103,560       $  (231,143)      $   250,427
                                                              ===========       ===========       ===========       ===========
EARNINGS (LOSS) PER COMMON SHARE - BASIC
        Income from continuing operations                     $      1.16       $      0.92       $      2.61       $      2.21
        Discontinued operations, net of income taxes                   --                --              0.02                --
        Cumulative effect of change in accounting policy               --                --             (4.82)               --
                                                              -----------       -----------       -----------       -----------
        Net income (loss)                                     $      1.16       $      0.92            ($2.19)      $      2.21
                                                              ===========       ===========       ===========       ===========
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
        Income from continuing operations                     $      1.15       $      0.90       $      2.60       $      2.17
        Discontinued operations, net of income taxes                   --                --              0.02                --
        Cumulative effect of change in accounting policy               --                --             (4.82)               --
                                                              -----------       -----------       -----------       -----------
        Net income (loss)                                     $      1.15       $      0.90            ($2.20)      $      2.17
                                                              ===========       ===========       ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
        Basic                                                     108,767           111,309           109,450           111,611
        Diluted                                                   111,849           114,563           112,737           115,144

CASH DIVIDENDS PER COMMON SHARE                               $      0.24       $      0.23       $      0.72       $      0.69

* Reclassified to conform with 2002 presentation in accordance with FASB Statement No. 144.

Note: If the nonamortization provisions of FASB Statement No. 142 had been applied at the beginning of 2001, income from continuing operations before cumulative effect of change in accounting policy would have been $111,229 and $274,982 for the third quarter and nine months of 2001, respectively. Basic and diluted earnings per share from continuing operations before cumulative effect of change in accounting policy would have been $.99 and $.97, respectively, for the third quarter of 2001 and $2.44 and $2.40, respectively, for the nine months of 2001.

See notes to consolidated financial statements.

                                 VF CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                               SEPTEMBER 28       DECEMBER 29       SEPTEMBER 29
                                                                   2002              2001 *             2001 *
                                                                   ----              ------             ------
ASSETS

CURRENT ASSETS

        Cash and equivalents                                   $   254,977       $   332,049       $   133,080
        Accounts receivable, less allowances:
                Sept 28 - $52,821; Dec 29 - $60,449;
                Sept 29 - $48,416                                  744,918           572,012           741,589
        Inventories
                Finished products                                  628,865           621,055           752,789
                Work in process                                    128,274           116,864           121,205
                Materials and supplies                             121,497           128,646           158,364
                                                               -----------         ---------       -----------
                                                                   878,636           866,565         1,032,358

        Other current assets                                       158,389           155,183           147,287
        Current assets of discontinued operations                    7,343           105,611            94,792
                                                               -----------         ---------       -----------
                Total current assets                             2,044,263         2,031,420         2,149,106

PROPERTY, PLANT AND EQUIPMENT                                    1,546,326         1,643,368         1,681,757
        Less accumulated depreciation                              976,561         1,001,031           997,364
                                                               -----------         ---------       -----------
                                                                   569,765           642,337           684,393

GOODWILL                                                           474,500           998,046         1,016,561

OTHER ASSETS                                                       406,152           395,912           392,152

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                         4,178            35,301            91,756
                                                               -----------         ---------       -----------
                                                               $ 3,498,858         4,103,016       $ 4,333,968
                                                               ===========         =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Short-term borrowings                                  $    56,768       $    77,900       $   113,916
        Current portion of long-term debt                              562               696             6,340
        Accounts payable                                           270,950           240,292           242,466
        Accrued liabilities                                        576,350           440,307           476,674
        Current liabilities of discontinued operations              16,046            54,638            35,623
                                                               -----------         ---------       -----------
                Total current liabilities                          920,676           813,833           875,019

LONG-TERM DEBT                                                     602,550           904,035           904,218

OTHER LIABILITIES                                                  232,588           228,501           216,498

REDEEMABLE PREFERRED STOCK                                          40,491            45,631            46,340
DEFERRED CONTRIBUTIONS TO EMPLOYEE
        STOCK OWNERSHIP PLAN                                            --            (1,780)           (3,248)
                                                               -----------         ---------       -----------
                                                                    40,491            43,851            43,092

COMMON SHAREHOLDERS'  EQUITY
        Common  Stock, stated value $1; shares
                authorized, 300,000,000; shares
                outstanding; Sept 28 - 108,252,368;
                Dec 29 - 109,998,190;
                Sept 29 - 110,757,334
        Common Stock                                               108,252           109,998           110,757
        Additional paid-in capital                                 926,780           884,638           878,577
        Accumulated other comprehensive income (loss)             (114,280)         (103,040)          (90,611)
        Retained earnings                                          781,801         1,221,200         1,396,418
                                                               -----------         ---------       -----------
                Total common shareholders' equity                1,702,553         2,112,796         2,295,141
                                                               -----------         ---------       -----------
                                                               $ 3,498,858       $ 4,103,016       $ 4,333,968
                                                               ===========         =========       ===========

* Reclassified to conform with 2002 presentation in accordance with FASB Statement No. 144.

See notes to consolidated financial statements.

                                 VF CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                                                   SEPTEMBER 28     SEPTEMBER 29
                                                                       2002             2001 *
                                                                       ----             ------
OPERATIONS
        Net income (loss)                                            $(231,143)      $ 250,427
        Adjustments to reconcile net income (loss)
               to cash provided by operating activities
               of continuing operations:
               Discontinued operations                                  (2,020)           (481)
               Cumulative effect of change in accounting policy        527,254              --
               Restructuring costs                                       6,227          (5,620)
               Depreciation                                             80,586          92,416
               Amortization of goodwill                                     --          25,558
               Other, net                                               (2,918)        (23,009)
               Changes in current assets and liabilities:
                      Accounts receivable                             (155,847)        (61,886)
                      Inventories                                      (12,142)         22,043
                      Accounts payable                                  29,735         (73,003)
                      Other, net                                       147,790          93,578
                                                                     ---------       ---------
               Cash provided by operating activities of
                      continuing operations                            387,522         320,023

INVESTMENTS
        Capital expenditures                                           (33,774)        (57,166)
        Business acquisitions                                           (1,342)         (3,557)
        Other, net                                                      (3,463)         21,345
                                                                     ---------       ---------
               Cash used by investing activities of
                      continuing operations                            (38,579)        (39,378)

FINANCING
        Decrease in short-term borrowings                              (19,241)        (26,011)
        Payment of long-term debt                                     (301,326)       (108,095)
        Purchase of Common Stock                                      (124,623)       (109,497)
        Cash dividends paid                                            (80,961)        (79,545)
        Proceeds from issuance of Common Stock                          36,747          37,707
        Other, net                                                      (8,021)          3,991
                                                                     ---------       ---------
               Cash used by financing activities of
                      continuing operations                           (497,425)       (281,450)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                            66,255          15,471
EFFECT OF FOREIGN CURRENCY RATE CHANGES ON CASH                          5,155            (477)
                                                                     ---------       ---------
NET CHANGE IN CASH AND EQUIVALENTS                                     (77,072)         14,189

CASH AND EQUIVALENTS - BEGINNING OF YEAR                               332,049         118,891
                                                                     ---------       ---------
CASH AND EQUIVALENTS - END OF PERIOD                                 $ 254,977       $ 133,080
                                                                     =========       =========

* Reclassified to conform with 2002 presentation in accordance with FASB Statement No. 144.

See notes to consolidated financial statements.

                                 VF CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Similarly, the 2001 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 28, 2002 are not necessarily indicative of results that may be expected for the year ending January 4, 2003. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

Certain amounts in the consolidated financial statements as of December 29, 2001 and September 29, 2001 have been reclassified to conform to the current period's presentation.

NOTE B - DISCONTINUED OPERATIONS

During the fourth quarter of 2001, as part of the Strategic Repositioning Program, management announced decisions to exit the Private Label knitwear and Jantzen swimwear businesses. During that quarter, the Company recorded a pretax charge for disposition of these businesses of $107.5 million ($.71 per share, with all per share amounts presented on a diluted basis), of which $33.5 million related to the write-off of intangible assets.

Liquidation of the Private Label knitwear business began in late 2001 and was substantially completed during the third quarter of 2002. In March 2002, the Company sold its Jantzen swimwear business to Perry Ellis International, Inc. for a total consideration of $24.0 million, resulting in a gain of $1.4 million. The Company retained the 2002 season inventories, other working capital and real estate. Liquidation of the remaining Jantzen working capital was substantially completed during the third quarter.

Effective at the end of the third quarter of 2002, both the Jantzen and the Private Label knitwear businesses are accounted for as discontinued operations in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations, assets, liabilities and cash flows of these discontinued operations have been reclassified in the accompanying financial statements for all periods presented.

Summarized operating results for the discontinued operations are as follows:

                                          Third Quarter               Nine Months
                                          -------------               -----------
                                         2002         2001        2002          2001
                                         ----         ----        ----          ----
Net sales                              $3,985       $70,537      $97,981      $236,762
                                       ======       =======      =======      ========
Income (loss) before income taxes      $ (604)      $ 1,075      $ 2,915      $  2,221
Income taxes                             (289)          724          895         1,740
                                       ------       -------      -------      --------
Income (loss)                          $ (315)      $   351      $ 2,020      $    481
                                       ======       =======      =======      ========
Earnings per common share
      Basic                            $   --       $    --      $  0.02      $     --
      Diluted                              --            --         0.02            --

Summarized assets and liabilities of the discontinued operations presented in the Consolidated Balance Sheets are as follows:

                                                         September 28   December 29    September 29
                                                            2002            2001           2001
                                                            ----            ----           ----
Accounts receivable, net                                   $ 3,318        $ 30,322        $36,355
Inventories                                                     --          46,489         55,227
Other current assets, primarily deferred income taxes        4,025          28,800          3,210
                                                           -------        --------        -------
Current assets of discontinued operations                  $ 7,343        $105,611        $94,792
                                                           =======        ========        =======

Property, plant and equipment, net                         $ 4,160        $ 12,355        $35,085
Goodwill                                                        --          17,737         51,882
Other assets, primarily deferred income taxes                   18           5,209          4,789
                                                           -------        --------        -------
Noncurrent assets of discontinued operations               $ 4,178        $ 35,301        $91,756
                                                           =======        ========        =======

Accounts payable                                           $   135        $ 11,296        $22,360
Accrued liabilities                                         15,911          43,342         13,263
                                                           -------        --------        -------
Current liabilities of discontinued operations             $16,046        $ 54,638        $35,623
                                                           =======        ========        =======

NOTE C - ACQUISITIONS

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

                                            Facilities    Lease and
                                               Exit       Contract
                               Severance      Costs      Termination     Total
                               ---------      -----      -----------     -----
Balance December 29, 2001       $ 2,178       $ 105       $ 7,677       $ 9,960
Purchase price adjustments         (125)         --          (150)         (275)
Cash payments                    (1,023)       (105)       (6,026)       (7,154)
                                -------       -----       -------       -------
Balance September 28, 2002      $ 1,030       $  --       $ 1,501       $ 2,531
                                =======       =====       =======       =======

NOTE D - RESTRUCTURING ACCRUALS

Activity in the restructuring accruals related to the 2001/2002 Strategic Repositioning Program is summarized for continuing operations as follows (in thousands):

                                               Facilities    Lease and
                                                  Exit        Contract
                                Severance        Costs       Termination       Total
                                ---------        -----       -----------       -----
Balance December 29, 2001 *      $ 52,480       $  3,419       $ 9,432       $ 65,331
Accrual for 2002 actions            1,676         12,064            --         13,740
Noncash charges                        --        (12,064)           --        (12,064)
Cash payments                     (32,816)        (2,710)       (3,201)       (38,727)
Reduction of accrual               (3,398)          (136)         (898)        (4,432)
                                 --------       --------       -------       --------
Balance September 28, 2002       $ 17,942       $    573       $ 5,333       $ 23,848
                                 ========       ========       =======       ========

* Reclassified to conform with 2002 presentation.

These actions affected approximately 10,600 of the Company's employees. As of September 28, 2002, 10,200 employees have been terminated.

Activity in the 2000 restructuring accrual is summarized for continuing operations as follows (in thousands):

                                           Facilities    Lease and
                                              Exit        Contract
                               Severance      Costs     Termination       Total
                               ---------      -----     -----------       -----
Balance December 29, 2001*      $ 1,317       $ 499       $ 6,864       $ 8,680
Cash payments                    (1,170)       (435)       (1,933)       (3,538)
Reduction of accrual                 --          --          (538)         (538)
                                -------       -----       -------       -------
Balance September 28, 2002      $   147       $  64       $ 4,393       $ 4,604
                                =======       =====       =======       =======

* Reclassified to conform with 2002 presentation.


The Company's restructuring actions are proceeding as planned. Management determined that a total of $5.0 million of the 2000 and 2001 accrued restructuring liabilities was no longer required due to reduced severance (because employees worked longer than originally planned during the 60 day notice periods required by the Worker Adjustment Retraining Notification Act of
1988) and other cost savings. In addition, management determined that $2.5 million of restructuring-related inventory and other asset charges were no longer required. Accordingly, these reversals of accruals were credited to income during 2002. We believe that the remaining accruals are adequate to cover the remaining costs. The remaining severance and other cash payments will be made through 2003.

NOTE E - BUSINESS SEGMENT INFORMATION

Outdoor Apparel and Equipment was separately reported as a segment for the first time at the end of 2001; accordingly, prior year information has been restated. Financial information for the Company's reportable segments for continuing operations is as follows (in thousands):

                                                       Third Quarter                          Nine Months
                                                       -------------                          -----------
                                                    2002              2001 *             2002             2001 *
                                                    ----              ------             ----             ------
Net sales:
     Consumer Apparel                           $ 1,011,055       $ 1,029,991       $ 2,844,872       $ 3,012,167
     Occupational Apparel                           116,293           115,575           352,814           409,311
     Outdoor Apparel and Equipment                  184,430           178,855           379,359           382,983
     All Other                                       88,611            82,238           195,862           182,230
                                                -----------       -----------       -----------       -----------
Consolidated net sales                          $ 1,400,389       $ 1,406,659       $ 3,772,907       $ 3,986,691
                                                ===========       ===========       ===========       ===========

Segment profit:
     Consumer Apparel                           $   178,643       $   155,499       $   460,596       $   451,145
     Occupational Apparel                            18,088             5,003            47,054            29,647
     Outdoor Apparel and Equipment                   40,189            37,761            54,899            49,634
     All Other                                       11,473            14,641            24,399            22,674
                                                -----------       -----------       -----------       -----------
     Total segment profit                           248,393           212,904           586,948           553,100

Interest, net                                       (19,980)          (21,704)          (52,094)          (67,321)
Amortization of goodwill                                 --            (8,194)               --           (25,558)
Restructuring charges, net                           (2,216)            5,429            (6,227)            5,620
Corporate and other expenses                        (29,166)          (20,416)          (72,984)          (64,138)
                                                -----------       -----------       -----------       -----------
Income from continuing operations before
     income taxes and cumulative effect of
     change in accounting policy                $   197,031       $   168,019       $   455,643       $   401,703
                                                ===========       ===========       ===========       ===========

* Reclassified to conform with 2002 presentation.

Restructuring charges for continuing operations, net of reversals, relate to the following segments (in thousands):

                                       Third Quarter               Nine Months
                                       -------------               -----------
                                     2002         2001         2002           2001
                                     ----         ----         ----           ----
Consumer Apparel                   $(2,266)      $ 5,426      $(3,648)      $ 5,426
Occupational Apparel                  (740)           --       (3,856)           --
Outdoor Apparel and Equipment           27            --          514            --
All Other                               --            --           --            --
Corporate                              763             3          763           194
                                   -------       -------      -------       -------
  Total                            $(2,216)      $ 5,429      $(6,227)      $ 5,620
                                   =======       =======      =======       =======

NOTE F - CAPITAL

Common shares outstanding are net of shares held in treasury, and in substance retired, of 32,143,643 at September 28, 2002, 29,141,452 at December 29, 2001
and 28,143,352 at September 29, 2001. In addition, 258,365 shares of VF Common Stock at September 28, 2002, 266,203 shares at December 29, 2001 and 300,753 shares at September 29, 2001 are held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Convertible Preferred Stock, of which 1,311,354 shares were outstanding at September 28, 2002, 1,477,930 at December 29, 2001 and 1,500,881 at September 29, 2001.

NOTE G - COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income (loss) was as follows (in thousands):

                                                           Third Quarter                   Nine Months
                                                           -------------                   -----------
                                                       2002            2001             2002          2001
                                                       ----            ----             ----          ----
Net income (loss)                                   $ 128,249       $ 103,560       $(231,143)      $ 250,427

Other comprehensive income (loss):
     Foreign currency translation adjustments,
          net of income taxes                          (6,105)         (2,506)         (1,687)         (4,081)
     Unrealized gains (losses) on marketable
          securities, net of income taxes              (1,113)           (925)           (440)           (602)
     Derivative hedging contracts,
          net of income taxes                           1,809           1,109          (9,113)          1,947
                                                    ---------       ---------       ---------       ---------
Comprehensive income (loss)                         $ 122,840       $ 101,238       $(242,383)      $ 247,691
                                                    =========       =========       =========       =========

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

Accumulated other comprehensive income (loss) for 2002 is summarized as follows (in thousands):

                                        Foreign                                 Minimum
                                        Currency     Marketable    Hedging      Pension
                                      Translation    Securities   Contracts    Liability       Total
                                      -----------    ----------   ---------    ---------       -----
Balance December 29, 2001              $(106,169)      $ 590       $ 4,192       $(1,653)    $(103,040)
Other comprehensive income (loss)         (1,687)       (440)       (9,113)           --       (11,240)
                                       ---------       -----       -------       -------     ---------

Balance September 28, 2002             $(107,856)      $ 150       $(4,921)      $(1,653)    $(114,280)
                                       =========       =====       =======       =======     =========

NOTE H - EARNINGS PER SHARE

Earnings per share from continuing operations, based on income before the cumulative effect of a change in accounting policy, are computed as follows (in thousands, except per share amounts):

                                                Third Quarter                  Nine Months
                                                -------------                  -----------
                                              2002           2001          2002         2001
                                              ----           ----          ----         ----
Basic earnings per share:
     Income from continuing operations
          before cumulative effect of
          change in accounting policy        $128,564      $103,209      $294,091      $249,946
     Less Preferred Stock dividends and
          redemption premium                    1,740         1,240         7,819         4,199
                                             --------      --------      --------      --------
     Income available for Common Stock       $126,824      $101,969      $286,272      $245,747
                                             ========      ========      ========      ========
     Weighted average Common
          Stock outstanding                   108,767       111,309       109,450       111,611
                                             ========      ========      ========      ========
     Basic earnings per share
          from continuing operations         $   1.16      $   0.92      $   2.61      $   2.21
                                             ========      ========      ========      ========

                                                        Third Quarter                Nine Months
                                                        -------------                -----------
                                                      2002          2001         2002           2001
                                                      ----          ----         ----           ----
Diluted earnings per share:
     Income from continuing operations
          before cumulative effect of
          change in accounting policy               $128,564      $103,209      $294,091      $249,946
     Increased ESOP expense if Preferred Stock
          were converted to Common Stock                 168           213           512           638
                                                    --------      --------      --------      --------
     Income available for Common Stock
          and dilutive securities                   $128,396      $102,996      $293,579      $249,308
                                                    ========      ========      ========      ========
     Weighted average Common Stock outstanding       108,767       111,309       109,450       111,611
     Additional Common Stock resulting from
          dilutive securities:
          Preferred Stock                              2,098         2,402         2,167         2,434
          Stock options and other                        984           852         1,120         1,099
                                                    --------      --------      --------      --------
     Weighted average Common Stock and
          dilutive securities outstanding            111,849       114,563       112,737       115,144
                                                    ========      ========      ========      ========
     Diluted earnings per share
          from continuing operations                $   1.15      $   0.90      $   2.60      $   2.17
                                                    ========      ========      ========      ========

Outstanding options to purchase 5.6 million shares of Common Stock have been excluded from the computation of diluted earnings per share for both the third quarter and the nine months of 2002, because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 6.8 million shares and 5.4 million shares of Common Stock were excluded for the third quarter and nine months of 2001, respectively.

NOTE I - NEW ACCOUNTING POLICIES

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

-     Occupational Apparel segment - $109.5 million.

-     All Other segment - $185.6 million: Licensed knitwear business.

Accordingly, the Company recorded a noncash charge of $527.3 million ($4.82 per share), which is recognized as the cumulative effect of a change in accounting policy in the Consolidated Statement of Income at the beginning of 2002. There was no income tax effect for this charge.

Activity in the goodwill accounts for continuing operations during 2002 is summarized by business segment as follows (in thousands):

                                                                  Outdoor
                                 Consumer      Occupational     Apparel and        All
                                  Apparel         Apparel        Equipment        Other         Total
                                  -------         -------        ---------        -----         -----
Balance December 29, 2001 *      $ 536,636       $ 139,654       $ 110,036      $ 211,720     $ 998,046
Change in accounting policy       (232,126)       (109,543)             --       (185,585)     (527,254)
Purchase price adjustments            (275)             --              --             --          (275)
Currency translation                 3,885              --              98             --         3,983
                                 ---------       ---------       ---------      ---------     ---------
Balance September 28, 2002       $ 308,120       $  30,111       $ 110,134      $  26,135     $ 474,500
                                 =========       =========       =========      =========     =========

* Reclassified to conform with 2002 presentation.

Also under the new Statement, goodwill amortization, which totaled $33.2 million ($.30 per share) for fiscal year 2001, is no longer required. The following presents adjusted income and earnings per share from continuing operations as if goodwill had not been required to be amortized in the prior year periods (in thousands, except per share amounts):

                                                          Third Quarter    Nine Months
                                                              2001 *          2001 *
                                                              ------          ------
Income from continuing operations                           $103,209        $249,946
     Add back goodwill amortization,
          net of income taxes                                  8,020          25,036
                                                            --------        --------
Adjusted income from continuing operations                  $111,229        $274,982
                                                            ========        ========

Basic earnings per share from continuing operations:

     Reported net income                                    $   0.92        $   2.21
     Add back goodwill amortization                             0.07            0.23
                                                            --------        --------
     Adjusted basic earnings per share
          from continuing operations                        $   0.99        $   2.44
                                                            ========        ========
Diluted earnings per share from continuing operations:

     Reported net income                                    $   0.90        $   2.17
     Add back goodwill amortization                             0.07            0.23
                                                            --------        --------
     Adjusted diluted earnings per share
          from continuing operations                        $   0.97        $   2.40
                                                            ========        ========

* Reclassified to conform with 2002 presentation.

The Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at the beginning of 2002. This Statement establishes accounting standards for the recognition and measurement of long-lived assets held for use or held for disposal. Also under this Statement, the historical operating results of the Private Label knitwear and the Jantzen swimwear business units have been reclassified as discontinued operations following liquidation of those businesses at the end of the third quarter of 2002.

The Company adopted FASB Statement No. 145 at the beginning of the second quarter of 2002. This Statement amends or rescinds several authoritative pronouncements, including those covering gains and losses from extinguishment of debt.

In April 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Under this Statement, a cost related to an exit or disposal activity is recognized when the liability is incurred, instead of when management commits to an exit plan as stated under the previous accounting principles. The Company will adopt this Statement at the beginning of 2003.

NOTE J - SUBSEQUENT EVENT

Subsequent to the end of the third quarter, the Board of Directors declared an increase in the quarterly cash dividend rate of $.01 to $.25 per share, payable on December 20, 2002 to shareholders of record as of the close of business on December 10, 2002.

                                                         Supplemental Schedule 1

                                 VF CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              YEAR 2002, BY QUARTER
                    (in thousands, except per share amounts)

                                                           FIRST             SECOND            THIRD             NINE
                                                           QUARTER *         QUARTER *        QUARTER            MONTHS
                                                           ---------         ---------        -------            ------
NET SALES                                                $ 1,212,262       $ 1,160,256       $ 1,400,389       $ 3,772,907

COSTS AND OPERATING EXPENSES
             Cost of products sold                           784,368           725,076           871,117         2,380,561
             Marketing, administrative and general
             expenses                                        295,117           288,578           321,027           904,722
             Other operating (income) expense, net            (4,497)           (5,324)           (8,070)          (17,891)
                                                         -----------       -----------       -----------       -----------
                                                           1,074,988         1,008,330         1,184,074         3,267,392
                                                         -----------       -----------       -----------       -----------

OPERATING INCOME                                             137,274           151,926           216,315           505,515

OTHER INCOME (EXPENSE)
             Interest, net                                   (17,387)          (14,727)          (19,980)          (52,094)
             Miscellaneous, net                                1,134               392               696             2,222
                                                         -----------       -----------       -----------       -----------
                                                             (16,253)          (14,335)          (19,284)          (49,872)
                                                         -----------       -----------       -----------       -----------
INCOME FROM CONTINUING OPERATIONS
             BEFORE INCOME TAXES AND CUMULATIVE
             EFFECT OF CHANGE IN ACCOUNTING POLICY           121,021           137,591           197,031           455,643

INCOME TAXES                                                  43,974            49,111            68,467           161,552
                                                         -----------       -----------       -----------       -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
             CUMULATIVE EFFECT OF CHANGE IN
             ACCOUNTING POLICY                                77,047            88,480           128,564           294,091

DISCONTINUED OPERATIONS, NET OF INCOME TAXES                   1,949               386              (315)            2,020

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
             POLICY FOR GOODWILL                            (527,254)               --                --          (527,254)
                                                         -----------       -----------       -----------       -----------
NET INCOME (LOSS)                                        $  (448,258)      $    88,866       $   128,249       $  (231,143)
                                                         ===========       ===========       ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE - BASIC
             Income from continuing operations           $      0.67       $      0.79       $      1.16       $      2.61
             Discontinued operations, net of income
             taxes                                              0.02                --                --              0.02
             Cumulative effect of change in
             accounting policy                                 (4.80)               --                --             (4.82)
                                                         -----------       -----------       -----------       -----------
             Net income (loss)                           $     (4.11)      $      0.79       $      1.16       $     (2.19)
                                                         ===========       ===========       ===========       ===========
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
             Income from continuing operations           $      0.67       $      0.79       $      1.15       $      2.60
             Discontinued operations, net of income
             taxes                                              0.02                --                --              0.02
             Cumulative effect of change in
             accounting policy                                 (4.80)               --                --             (4.82)
                                                         -----------       -----------       -----------       -----------
             Net income (loss)                           $     (4.11)      $      0.79       $      1.15       $     (2.20)
                                                         ===========       ===========       ===========       ===========


* Reclassified to present the Private Label knitwear and the Jantzen swimwear businesses as discontinued operations.

Note: Discontinued operations includes a pretax gain on sale of business of $1.4 million ($.01 per share) in the first quarter.

                                                         Supplemental Schedule 2

                                 VF CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              YEAR 2001, BY QUARTER
                    (In thousands, except per share amounts)

                                                                                                  FOURTH
                                                     FIRST           SECOND         THIRD         QUARTER *
                                                    QUARTER *       QUARTER*       QUARTER*      (SEE NOTE)      FULL YEAR *
                                                   -----------    -----------     -----------    -----------    ------------
NET SALES                                          $ 1,340,388    $ 1,239,644     $ 1,406,659    $ 1,233,726    $ 5,220,417

COSTS AND OPERATING EXPENSES
     Cost of products sold                             880,485        807,584         913,641        902,523      3,504,233
     Marketing, administrative and general expenses    312,446        290,731         301,159        347,004      1,251,340
     Other operating expense, net                        3,822          4,011           2,302          4,622         14,757
                                                   -----------    -----------     -----------    -----------    ------------
                                                     1,196,753      1,102,326       1,217,102      1,254,149      4,770,330
                                                   -----------    -----------     -----------    -----------    ------------
OPERATING INCOME (LOSS)                                143,635        137,318         189,557        (20,423)       450,087

OTHER INCOME (EXPENSE)
     Interest, net                                     (22,921)       (22,696)        (21,704)       (19,236)        (86,557)
     Miscellaneous, net                                   (718)          (933)            166          3,000          1,515
                                                   -----------    -----------     -----------    -----------    ------------
                                                       (23,639)       (23,629)        (21,538)       (16,236)       (85,042)
                                                   -----------    -----------     -----------    -----------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                               119,996        113,689         168,019        (36,659)       365,045

INCOME TAXES                                            44,388         42,560          64,810         (1,339)       150,419
                                                   -----------    -----------     -----------    -----------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                75,608         71,129         103,209        (35,320)       214,626

DISCONTINUED OPERATIONS, NET OF INCOME TAXES             1,878         (1,748)            351        (77,277)        (76,796)
                                                   -----------    -----------     -----------    -----------    ------------
NET INCOME (LOSS)                                  $    77,486    $    69,381     $   103,560    $  (112,597)   $   137,830
                                                   ===========    ===========    ============    ===========    ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC

     Income (loss) from continuing operations         $   0.66       $   0.63        $   0.92      $  (0.33)        $   1.89
     Discontinued operations, net of income taxes         0.02          (0.02)            --           (0.70)          (0.70)
                                                   -----------    -----------     -----------    -----------    ------------
     Net income (loss)                                $   0.68       $   0.61        $   0.92      $  (1.03)        $   1.19
                                                   ===========    ===========    ============    ===========    ============
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
     Income (loss) from continuing operations         $   0.65       $   0.62        $   0.90      $  (0.33)        $   1.89
     Discontinued operations, net of income taxes         0.02          (0.02)             --          (0.70)          (0.70)
                                                   -----------    -----------     -----------    -----------    ------------
     Net income (loss)                                $   0.67       $   0.60        $   0.90      $  (1.03)        $   1.19
                                                   ===========    ===========    ============    ===========    ============

* Reclassified to present the Private Label knitwear and the Jantzen swimwear businesses as discontinued operations.

Note: The fourth quarter of 2001 included restructuring charges of $129.3 million ($.82 per share) for continuing operations. In addition, the fourth quarter included a $107.5 million charge ($.71 per share) to write down the businesses to be discontinued to net realizable value.

                                                         Supplemental Schedule 3

                                 VF CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                          BUSINESS SEGMENT INFORMATION
                              YEAR 2002, BY QUARTER
                                 (In thousands)

                                                 FIRST            SECOND            THIRD               NINE
                                                QUARTER*         QUARTER*          QUARTER             MONTHS
 NET SALES:
    Consumer Apparel                          $   953,097       $   880,720       $ 1,011,055       $ 2,844,872
    Occupational Apparel                          120,716           115,805           116,293           352,814
    Outdoor Apparel and Equipment                  87,609           107,320           184,430           379,359
    All Other                                      50,840            56,411            88,611           195,862
                                              -----------       -----------       -----------       -----------
Consolidated net sales                        $ 1,212,262       $ 1,160,256       $ 1,400,389       $ 3,772,907
                                              ===========       ===========       ===========       ===========



SEGMENT PROFIT:
    Consumer Apparel                          $   140,542       $   141,411       $   178,643       $   460,596
    Occupational Apparel                           13,822            15,144            18,088            47,054
    Outdoor Apparel and Equipment                   4,715             9,995            40,189            54,899
    All Other                                       7,532             5,394            11,473            24,399
                                              -----------       -----------       -----------       -----------
        Total segment profit                      166,611           171,944           248,393           586,948

Interest, net                                     (17,387)          (14,727)          (19,980)          (52,094)
Restructuring charges, net                         (7,176)            3,165            (2,216)           (6,227)
Corporate and other expenses                      (21,027)          (22,791)          (29,166)          (72,984)
                                              -----------       -----------       -----------       -----------
Income from continuing operations
    before income taxes and cumulative
    effect of change in accounting policy     $   121,021       $   137,591       $   197,031       $   455,643
                                              ===========       ===========       ===========       ===========
RESTRUCTURING CHARGES, NET OF REVERSALS:
    Consumer Apparel                          $    (3,710)      $     2,328       $    (2,266)      $    (3,648)
    Occupational Apparel                           (3,432)              316              (740)           (3,856)
    Outdoor Apparel and Equipment                     (34)              521                27               514
    All Other                                          --                --                --                --
    Corporate and other expenses                       --                --               763               763
                                              -----------       -----------       -----------       -----------
        Total                                 $    (7,176)      $     3,165       $    (2,216)      $    (6,227)
                                              ===========       ===========       ===========       ===========


* Reclassified to exclude the discontinued Private Label knitwear and the Jantzen swimwear businesses.

                                                         Supplemental Schedule 4

                                 VF CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                          BUSINESS SEGMENT INFORMATION
                              YEAR 2001, BY QUARTER
                                 (In thousands)




                                                  FIRST           SECOND            THIRD            FOURTH
                                                QUARTER*          QUARTER*         QUARTER*          QUARTER*         FULL YEAR*
 NET SALES:
    Consumer Apparel                          $ 1,041,605       $   940,571       $ 1,029,991       $   926,115       $ 3,938,282
    Occupational Apparel                          158,417           135,319           115,575           126,686           535,997
    Outdoor Apparel and Equipment                  88,236           115,892           178,855           109,631           492,614
    All Other                                      52,130            47,862            82,238            71,294           253,524
                                              -----------       -----------       -----------       -----------       -----------
Consolidated net sales                        $ 1,340,388       $ 1,239,644       $ 1,406,659       $ 1,233,726       $ 5,220,417
                                              ===========       ===========       ===========       ===========       ===========
SEGMENT PROFIT:
    Consumer Apparel                          $   155,751       $   139,895       $   155,499       $   104,662       $   555,807
    Occupational Apparel                           13,863            10,781             5,003             5,978            35,625
    Outdoor Apparel and Equipment                     561            11,312            37,761            11,662            61,296
    All Other                                       3,078             4,955            14,641             6,983            29,657
                                              -----------       -----------       -----------       -----------       -----------
        Total segment profit                      173,253           166,943           212,904           129,285           682,385

Interest, net                                     (22,921)          (22,696)          (21,704)          (19,236)          (86,557)
Amortization of intangible assets                  (8,701)           (8,663)           (8,194)           (8,292)          (33,850)
Restructuring charges, net                             --               191             5,429          (124,378)         (118,758)
Corporate and other expenses                      (21,636)          (22,086)          (20,416)          (14,038)          (78,176)
                                              -----------       -----------       -----------       -----------       -----------
Income from continuing operations
    before income taxes                       $   119,995       $   113,689       $   168,019       $   (36,659)      $   365,044
                                              ===========       ===========       ===========       ===========       ===========


RESTRUCTURING CHARGES, NET OF REVERSALS:
    Consumer Apparel                          $        --       $        --       $     5,426       $   (74,853)      $   (69,427)
    Occupational Apparel                               --                --                --           (23,170)          (23,170)
    Outdoor Apparel and Equipment                      --                --                --            (3,725)           (3,725)
    All Other                                          --                --                --                --                --
    Corporate and other expenses                       --               191                 3           (22,630)          (22,436)
                                              -----------       -----------       -----------       -----------       -----------
        Total                                 $        --       $       191       $     5,429       $  (124,378)      $  (118,758)
                                              ===========       ===========       ===========       ===========       ===========

* Reclassified to exclude the discontinued Private Label knitwear and the Jantzen swimwear businesses.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

DISCONTINUED OPERATIONS

During the fourth quarter of 2001, as part of the Strategic Repositioning Program discussed in the following section, management announced decisions to exit the Private Label knitwear and Jantzen swimwear businesses. During that quarter, the Company recorded a pretax charge for disposition of these business of $107.5 million, ($.71 per share, with all per share amounts presented on a diluted basis), of which $33.5 million related to write-off of intangible assets.

Liquidation of the Private Label knitwear business began in late 2001 and was substantially completed during the third quarter of 2002. The Jantzen swimwear business was sold to Perry Ellis International, Inc. in March 2002 for a total consideration of $24.0 million, with the Company retaining the 2002 season inventories, other working capital and real estate. Liquidation of the remaining Jantzen working capital was substantially completed during the third quarter. Accordingly, the operating results and assets and liabilities of these businesses have been separately presented as discontinued operations in the consolidated financial statements, and amounts for prior periods have similarly been reclassified.

At the time the decisions to exit the two businesses were made, we estimated that the costs and operating losses to be incurred in 2002 during the phaseout of those businesses would be $15 million. During the third quarter, the net impact on reported results related to these businesses was a net loss of $.3 million or less than $.01 per share. Year-to-date, these businesses contributed net income of $2.0 million or $.02 per share, including the $1.4 million pretax gain on the sale of Jantzen in March 2002. Operating results for the two discontinued businesses during 2002 were better than expected due to favorable consumer response to the 2002 Jantzen swimwear line and expense control during the liquidation period. We expect a small operating loss related to these discontinued businesses during the fourth quarter, resulting in net earnings of approximately $.01 per share for the year.

See Note B to the consolidated financial statements for further details about the discontinued operations, and see Supplemental Schedules 1 and 2 for reclassified income statements by quarter for 2002 and 2001. Unless otherwise stated, the remaining sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.

DISCUSSION AND ANALYSIS OF RESULTS OF CONTINUING OPERATIONS

      STRATEGIC REPOSITIONING PROGRAM
During the fourth quarter of 2001, we initiated a Strategic Repositioning Program. This consisted of a series of actions to aggressively reduce the Company's overall cost structure by closing higher cost manufacturing plants, consolidating distribution centers and reducing administrative functions. (This Program also covered the exit of the two businesses now being accounted for as discontinued operations, as discussed in the preceding section. Amounts discussed herein relate to continuing operations.) The total cost of the approved actions was estimated at $158 million. The Company recorded pretax charges of $129.3 million ($.82 per share) in the fourth quarter of 2001, with the balance of the charges estimated at approximately $30 million to be recorded in 2002. During the third quarter and nine months of 2002, the Company recorded $3.4 million ($.02 per share) and $13.7 million ($.08 per share), respectively, of restructuring charges related to these actions. Partially offsetting these amounts, we reversed certain previously recorded restructuring charges due to severance accrual revisions and the lowering of other expected future closing costs, and we have recognized gains on sales of closed facilities. A summary of restructuring charges incurred, as well as reversals of restructuring charges and gains on sales of closed facilities, is presented in the table in the next section.

Accordingly, net restructuring costs related to the Strategic Repositioning Program totaled only $3.6 million through the first nine months of 2002, or a $.02 per share impact on income from continuing operations.

The Company continues to achieve better than expected results from its Strategic Repositioning Program, as evidenced by improvements in profitability during the current quarter and the nine months of 2002. Originally, we estimated benefits of these actions would result in total cost reductions of $100 million in 2002, with an additional $30 million of savings to be achieved in 2003. The plans and objectives of this Program remain intact, as we are continuing to aggressively reduce product costs in the fourth quarter by moving more manufacturing offshore. This will involve additional domestic plant closures, some of which were not contemplated in the original Program. We continue to anticipate that total costs in 2002 related to the Strategic Repositioning Program will impact earnings by approximately $.20 per share, which implies a charge of approximately $.18 per share in the fourth quarter.

We expect cash expenses under the Strategic Repositioning Program, including the exit of the two businesses accounted for as discontinued operations, will approximate $120 million. We also expect that asset sales and liquidation of working capital in the two discontinued businesses will generate more than $80 million of cash proceeds, leaving a net cash outflow of less than $40 million related to the Program. Through September 2002, cash payments related to the Program totaled $72 million and cash proceeds of $72 million have been received. Future payments required in connection with these restructuring charges are not expected to have a significant effect on the Company's liquidity.

See Note D to the consolidated financial statements for additional information on restructuring charges.

      CONSOLIDATED STATEMENTS OF INCOME
For the third quarter of 2002, VF reported consolidated income from continuing operations of $128.6 million, equal to $1.15 per share, compared with $103.2 million or $.90 per share in the 2001 period. Income from continuing operations increased 25%, while earnings per share increased 28%, reflecting the benefit of the Company's share repurchase program. For the nine months of 2002, reported income from continuing operations (before the effect of a change in accounting policy for goodwill) was $294.1 million, equal to $2.60 per share, compared with $249.9 million or $2.17 per share in 2001. For the nine months, income from continuing operations increased 18%, while earnings per share increased 20%, again reflecting the benefit of the share repurchase program.

Excluding the effects of actions related to the Strategic Repositioning Program, income from continuing operations was $129.5 million, or $1.16 per share, in the third quarter of 2002 and $296.4 million, or $2.62 per share, in the nine months of 2002. The nonrecurring items related to the Strategic Repositioning Program in the quarter and year-to-date periods, and the income statement lines affected by their inclusion, are as follows (in thousands, except per share amounts):

                                                        Third Quarter             Nine Months
                                                        -------------             -----------
                                                  Pretax                      Pretax
                                                  Amount           EPS        Amount           EPS
                                                 --------       -------      ---------        ------

Earnings per share from continuing
 operations, excluding nonrecurring items                       $ 1.16                        $ 2.62
Nonrecurring items:
 Restructuring charges                           $  (3,375)      (0.02)      $ (13,740)        (0.08)
 Reversal of prior years' restructuring
  charges                                            1,159        0.01           7,513          0.04
 Gains on sale of closed facilities                    822          --           2,619          0.02
                                                                ------                        ------
Earnings per share from continuing
 operations, as reported                                        $ 1.15                        $ 2.60
                                                                ======                        ======
Restructuring charges:
 Cost of products sold                           $  (1,671)                  $ (9,557)
 Marketing, administrative and general
  expenses                                          (1,704)                    (4,183)
                                                 ---------                   --------
                                                 $  (3,375)                   (13,740)
                                                 =========                   ========
Reversal of prior years' restructuring charges:
 Cost of products sold                               $  61                   $  5,121
 Marketing, administrative and general
  expenses                                           1,098                      2,392
                                                 ---------                   --------
                                                  $  1,159                   $  7,513
                                                 =========                   ========
Gains on sale of closed facilities:
 Costs of products sold                             $  822                   $  2,619
                                                 =========                   ========


Sales in the third quarter were flat and in the nine months of 2002 declined by 5% compared with the prior year periods. The decline in the nine months of 2002 was due to unit volume decreases primarily in domestic business units. In addition, for both the quarter and nine months, sales were affected by improvements in product mix, offset by selected price reductions. Also, in translating foreign currencies into the U.S. dollar, the weaker U.S. dollar benefited 2002 sales comparisons by $17 million in the quarter relative to the prior year period; for the nine months, the translation effect was a reduction of $1 million relative to the prior year period.

Gross margin was 37.8% of sales in the quarter and 36.9% in the nine months of 2002, compared with 35.0% and 34.7%, respectively, in the 2001 periods. Gross margin improved as the benefits of the Strategic Repositioning Program are being realized through lower cost sourcing and improved manufacturing capacity utilization. During the year, we have also demonstrated our ability to operate with leaner inventories. The prior year periods included expenses related to downtime in manufacturing plants, particularly in domestic jeanswear. There are also lower sales of distressed product which carry lower gross margins in 2002. In addition, gross margin in the 2002 periods includes the effects of three nonrecurring items explained in the table above: restructuring charges, reversal of prior years' restructuring charges and gains on the sale of closed facilities. The net amount of these three nonrecurring items and their effect on gross margin percentages was not significant.

Marketing, administrative and general expenses were 22.9% of sales in the quarter and 24.0% in the nine months of 2002, compared with 21.4% and 22.7% in the 2001 periods. Benefits of the Strategic Repositioning Program are being realized through lower distribution and administrative expenses. Expenses as a percent of sales increased due to higher accruals for incentive compensation associated with the Company's improved financial performance in 2002 and due to higher advertising spending. For the year-to-date, advertising spending increased by 11%, with the increase focused on the Company's Lee(R), Wrangler(R), Vanity Fair(R), Vassarette(R) and The North Face(R) brands. In addition, 2002 includes nonrecurring restructuring charges, net of reversal of prior periods' restructuring charges, as explained in the table above.

Other operating income and expense includes net royalty income. In addition, this caption in 2001 included $8.2 million of amortization of goodwill in the quarter and $25.6 million in the nine months, which is not required in 2002 under FASB Statement No. 142, as discussed in Note I to the consolidated financial statements.

Operating income, as reported, was 15.4% of sales in the third quarter of 2002 and 13.4% in the first nine months of 2002, compared with 13.5% and 11.8% in the 2001 periods. Excluding goodwill amortization in 2001, operating margins would have been 14.1% in the quarter and 12.4% in the nine months of 2001. Previously, we had stated that we expected our operating margins to increase by 200 basis points during 2002, excluding goodwill amortization in both years. Approximately one-fourth of this amount is attributable to elimination of the lower margin discontinued businesses. For the full year 2002, we continue to expect that our operating margins in our continuing businesses will increase by approximately 150 basis points over the 2001 comparable level.

Net interest expense decreased in 2002 due to lower average borrowings. Interest expense in the third quarter included $5.0 million related to the redemption premium and write-off of deferred issuance costs on the early repayment of the 9.25% debentures during the quarter.

The effective income tax rate (before the cumulative effect of the change in accounting policy) was 34.7% for the quarter and 35.5% for the nine months of 2002, compared with 38.6% and 37.8%, respectively, for the 2001 periods. The effective rate declined in 2002 due to the elimination of nondeductible goodwill amortization expense and an expected lower effective tax rate on foreign earnings.

The Company adopted FASB Statement No. 142 effective at the beginning of 2002. This required change in accounting policy resulted in a nonrecurring noncash charge of $527.3 million, without tax benefit, or $4.82 per share in the first quarter of 2002. See Note I to the consolidated financial statements for additional details. Including the effect of this accounting change, the net loss as reported was $231.1 million ($2.20 per share) in the first nine months of 2002, compared with net income of $250.4 million ($2.17 per share) in the 2001 period.

      INFORMATION BY BUSINESS SEGMENT

See Supplemental Schedules 3 and 4 for business segment information for continuing operations, by quarter, for 2002 and 2001.

The Consumer Apparel segment consists of our jeanswear, women's intimate apparel and children's apparel businesses. Overall, segment sales declined by 2% and 6% in the 2002 third quarter and nine months, respectively, reflecting continued slow consumer spending on apparel. Domestic jeanswear sales declined 3% in the quarter and 6% in the nine months reflecting low levels of consumer spending on apparel, store closures by certain major customers, selected price reductions and pressure from lower priced private label goods in the mass channel. Jeanswear sales in international markets increased by 9% in the quarter, with a 20% gain in Europe being offset in part by a decline in Latin America. Excluding currency effects, jeanswear sales in international markets advanced 4%. For the first nine months, international jeanswear sales advanced slightly (on both a reported basis and excluding currency effects), with an increase in Europe offset by a decline in Latin America. Domestic intimate apparel sales declined 5% in the quarter and year-to-date periods due to lower sales in the mass channel and in private label. Sales in the department store channel, which includes the Vanity Fair, Lily of France(R) and the licensed Tommy Hilfiger(R) brands, were flat in the quarter and increased in the nine months. The integration of our Bestform business into our other domestic intimate apparel business was completed during the second quarter with no business disruptions. The children's playwear market has been difficult all year, in part due to private label competition in the department store channel of distribution, with both sales and operating profit down from prior year levels. Segment profit increased 15% in the quarter, with increases across all business units with the exception of children's playwear. The profit advance was due largely to cost reduction benefits realized through the Strategic Repositioning Program. Segment profit, led by international jeanswear, increased 2% in the first nine months.

The Occupational Apparel segment includes the Company's industrial, career and safety apparel businesses. Sales advanced slightly in the quarter. New uniform programs in the third quarter with major corporate and government customers more than offset continuing declines in basic workwear accounts resulting from weak industrial employment in the United States and ongoing consolidation of industrial laundries with increased in-house manufacturing by some our customers. Segment profit increased in both periods, representing higher margins earned due to cost reduction efforts and the elimination of operating losses in discontinued product lines.

The Outdoor Apparel and Equipment segment consists of the Company's outdoor-related businesses represented by outerwear, equipment, backpacks and daypacks. Sales increased 3% in the quarter, primarily in international markets, and declined slightly in the nine months. First quality sales were up 12% in both periods of 2002. The prior year had higher sales of distressed inventories related to the acquisitions in the year 2000. Segment profit increased in both periods due to improved profitability in most businesses in the segment and increased sales in international businesses.

The All Other segment includes the Company's licensed sports apparel and distributor knitwear businesses. Sales and profits advanced in licensed sports apparel in both periods, led by sales under the new agreement with the National Football League, but have declined in the distributor knitwear business.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF CONTINUING OPERATIONS

      BALANCE SHEETS

Accounts receivable at the end of the third quarter of 2002 are comparable to the same period in 2001 on flat third quarter sales. Receivables are higher than at the end of 2001 due to seasonal sales patterns. The allowance for bad debts declined compared with the prior year-end due to the write-off of accounts receivable related to the bankruptcy of a major retail customer in the first quarter.

Inventories at continuing businesses have declined by $154 million from September 2001 and by $247 million from September 2000. Looking forward, we expect little change in inventories by the end of 2002 compared with 2001 year-end levels.

Property, plant and equipment declined over the last year due to depreciation expense exceeding capital spending and the write-down of assets related to the 2001 restructuring actions.

Goodwill was written down effective at the beginning of 2002 due to the adoption of FASB Statement No. 142. (See Note I to the consolidated financial statements for details.) In addition, the balance declined over the last year from write-downs related to disposition of businesses and amortization expense in 2001.

The increase in other accrued liabilities from the prior year relates to higher accruals for (1) payroll (because September 2002 monthly payrolls were paid after the balance sheet date versus before the quarter-end in 2001), (2) incentive compensation due to improved financial performance in 2002, (3) increased income tax liabilities resulting from improved operating results and
(4) restructuring charges. The increases in accounts payable and in accrued liabilities from the end of 2001 are due to seasonal patterns.

Long-term debt has been reduced by the early redemption in February 2002 of a total of $200.0 million of notes due in 2003 and 2004 and in September 2002 of $100.0 million of debentures due in 2022. The early redemption of the 2022 debentures included a redemption premium and write-off of deferred debt issuance costs of $5.0 million, which was recorded in interest expense. Short-term borrowings have been reduced with the Company's strong cash flow from operations over the last year. Short-term borrowings remaining at September 2002 relate to our international businesses.

By the end of the second quarter of 2002, all of the ESOP Convertible Preferred Stock had been allocated to participant accounts in the 401(k) savings plan. Beginning in April 2002, Company matching contributions to the savings plan are being made in cash instead of Preferred Stock. This change will not have a significant effect on cash requirements.

The valuation date for the Company's defined benefit pension plans is September 30 of each year. Due to the significant decline in the global securities markets during the past year and particularly in the last quarter, the value of our pension plan assets has declined. At the same time, the overall level of interest rates has declined, resulting in a lower discount rate applied to our pension obligations; accordingly, the present value of our future benefit obligations will increase. While our actuarial valuation is not yet complete, because our estimated accumulated benefit obligations exceed the fair value of our pension plan assets at September 30, 2002, we will be recording under applicable accounting standards a minimum pension liability in our January 4, 2003 year-end balance sheet. The amount of the minimum pension liability will be approximately $200 million, resulting in an aftertax charge directly to Other Comprehensive Loss in Shareholders' Equity of approximately $125 million. This noncash charge will not impact our operating results or liquidity. Any differences between actual results and actuarial assumptions (e.g., investment earnings and discount rate) are accumulated and amortized over future periods and, therefore, would result in increased pension expense to be recognized in such future periods.

We believe that retirement benefits are important for our associates, and accordingly the Company is committed to maintaining a well-funded pension plan. We are committed to improving the funded status of the plan through additional Company contributions. Accordingly, any recorded minimum pension liability and related charge to equity are expected to be reduced.

      LIQUIDITY AND CASH FLOWS

The financial condition of the Company is reflected in the following:

                              Sept 28          December 29      Sept 29
                                2002              2001          2001
                              -------          -----------      -------
                                           (Dollars in millions)
Working capital               $ 1,123.6        $ 1,217.6        $ 1,274.1

Current ratio                  2.2 to 1         2.5 to 1         2.5 to 1

Debt to total capital              27.9%            31.7%            30.9%

The debt to total capital ratio was significantly affected at September 2002 by
(1) the early repayment of $300.0 million of debt during the first nine months of the year, which lowered the ratio and (2) the cumulative effect of the accounting change for goodwill recorded at the beginning of 2002, which increased the ratio. Net of cash, our debt to total capital ratio at September 2002 was 19.2%.

The Company's primary source of liquidity is cash flow provided by operations, which was $387.5 million in the first nine months of 2002, compared with $320.0 million in 2001. In addition, cash provided by the two businesses being accounted for as discontinued operations totaled $66.3 million, including $39.8 million of operating cash flows and $24.0 million received from the sale of Jantzen. Cash provided by operations in 2002, from both continuing and discontinued businesses, is expected to be around $500 million.

In addition to cash flow from operations, VF is well positioned to finance its ongoing operations and meet unusual circumstances that may arise. VF maintains a $750.0 million unsecured committed bank facility that expires in July 2004. This bank facility supports a continuing source of short-term financing, subject to market conditions, through a $750.0 million commercial paper program. Any issuance of commercial paper would reduce the amount available under the bank facility. At September 28, 2002, there were no commercial paper or bank borrowings against this facility.

In addition, under a Registration Statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities as market opportunities present themselves.

In November 2001, Standard & Poors affirmed its `A minus' long-term corporate credit and senior unsecured debt ratings for VF, as well as its `A-2' short-term credit and commercial paper ratings. Their ratings outlook is "stable." In June 2002, Moody's Investors Service confirmed its ratings of `A2' for VF's senior unsecured debt and `Prime - 1' for commercial paper based on the value of VF's brands, its strong market share in the jeans business and the strength of its systems which allow the Company to effectively manage inventory risks. Moody's, however, changed the rating outlook from "stable" to "negative" based on declines in sales volume at the domestic jeanswear business and reductions in the level of operating profitability. There are no acceleration of maturity clauses in existing debt agreements. Based on current conditions, management believes that any negative rating change, if one were to occur, would not have a material impact on VF's financial results or on the ability to issue commercial paper.

Since the 2001 Annual Report on Form 10-K, there have been no material changes relating to the Company's fixed obligations that require the use of funds or other financial commitments that may require the use of funds, other than the early redemption of $300.0 million of debt during 2002. Management believes that VF's financial condition is strong and that its cash balances, operating cash flows, access to equity capital markets and borrowing capacity, taken as a whole, provide adequate liquidity to meet all of its obligations when due and flexibility to meet investment opportunities that may arise.

Capital expenditures were lower in the first nine months of 2002. For the full year, we expect capital spending to be somewhat less than the 2001 level. Capital spending will be funded by cash flow from operations.

The Company purchased 1.0 million shares of its Common Stock in open market transactions during each of the first three quarters of 2002 at a total cost of $124.6 million. Under its current authorization from the Board of Directors, the Company may purchase up to an additional 7.0 million shares. We intend to continue to purchase shares, although the rate of repurchase may be adjusted depending on acquisition opportunities that may arise.

The Company has received notice of proposed income tax deficiencies from the Internal Revenue Service ("IRS") for examination of the Company's 1995 to 1997 tax years. Management believes the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

OUTLOOK

Looking ahead to the remainder of 2002:

- The retail climate remains challenging. Accordingly, we estimate that fourth quarter sales will be about flat with the prior year's quarter.

- As stated above, net restructuring costs related to the Strategic Repositioning Program totaled only $3.6 million through the first nine months of 2002, or a $.02 per share impact on income from continuing operations. We are continuing to aggressively reduce product costs in the fourth quarter by moving additional manufacturing offshore. This involves additional domestic plant closures, some of which were not contemplated in the original Program. We continue to anticipate that total costs in 2002 related to the Strategic Repositioning Program will impact earnings by approximately $.20 per share, which implies a charge of approximately $.18 per share in the fourth quarter.

- Excluding net costs to be incurred in the fourth quarter related to the Strategic Repositioning Program and excluding restructuring costs incurred in the fourth quarter of 2001, we expect earnings from continuing operations to increase approximately 50% over prior year levels, to $.75 per share. Most of this improvement is driven by continued gross margin expansion as we benefit from our move to lower cost manufacturing and an overall reduction in our cost structure.

- For the full year, we expect earnings per share of $3.35 from continuing operations, representing an increase of about 25% from the $2.66 earned in 2001. Again, these amounts exclude the previously mentioned restructuring costs in both 2002 and 2001 and the write-down of goodwill under the new accounting rules.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which the Company competes; competitive conditions in and financial strength of our suppliers and of our retail customers; actions of competitors, customers, suppliers and service providers that may impact the Company's business; completion of software developed by outside vendors and the related implementation of the Company's common systems project; the ability to execute our restructuring initiatives and to achieve the anticipated cost savings; the availability of new acquisitions that increase shareholder value and our ability to integrate new acquisitions successfully; labor actions that could disrupt the flow of goods through U.S. ports; and the impact of economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which we have no control.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the Company's market risk exposures from what was disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The term "disclosure controls and procedures" is defined in the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within required time periods.

      We have had controls and procedures in place for many years for the gathering and reporting of business, financial and other information in our SEC filings. To centralize and formalize this process, during the third quarter we formed an Enterprise Risk Management and Disclosure Committee comprised of various members of management and chaired by our Chief Financial Officer. At the direction of our Chief Executive Officer and Chief Financial Officer, this Committee has evaluated the effectiveness of the disclosure controls and procedures at VF and its subsidiaries as of a date within 90 days before the filing of this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the evaluation date that such controls and procedures were operating effectively to ensure the clarity and material completeness of disclosures related to VF and its subsidiaries in its periodic reports filed with the SEC. Further, they have concluded that there are no significant deficiencies in the design or operation of internal controls that could significantly affect our ability to record, process, summarize or report financial data.

(b)   Changes in internal controls:

      Subsequent to the evaluation date referred to above, there have been no significant changes in internal controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibit 99.1 - Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 99.2 - Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

      A report on Form 8-K dated August 8, 2002 contained statements under oath of the principal executive officer of VF Corporation, Mackey J. McDonald, and of the principal financial officer of VF Corporation, Robert K. Shearer, regarding facts and circumstances relating to exchange act filings pursuant to Securities and Exchange Commission Order No. 4-460.

      A report on Form 8-K dated July 17, 2002 announced the appointment of Raymond G. Viault, Vice Chairman of General Mills, Inc., to the VF Board of Directors.

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


Date: November 8, 2002

                                             By: /s/ Robert A. Cordaro
                                                 -----------------------
                                                 Robert A. Cordaro
                                                 Vice President - Controller
                                                 (Chief Accounting Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Mackey J. McDonald, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of V.F. Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 8, 2002
                                             /s/ Mackey J. McDonald
                                                 -------------------------------
                                                 Mackey J. McDonald
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert K. Shearer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of V.F. Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 8, 2002
                                             /s/ Robert K. Shearer
                                                 -------------------------------
                                             Robert K. Shearer
                                             Vice President - Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)