Form 10-K
period 2003-01-04
V F CORP
filed 2003-03-21
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 4, 2003

Commission file number: 1-5256

V. F. CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1180120 (I.R.S. employer identification number)

105 Corporate Center Boulevard
Greensboro, North Carolina 27408
(Address of principal executive offices)

(336) 424-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, without par value, stated capital $1 per share Preferred Stock Purchase Rights	New York Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [X] No [  ]

The aggregate market value of Common Stock held by nonaffiliates of V.F. Corporation on June 29, 2002 was approximately $3.4 billion, based on the closing price of the shares on the New York Stock Exchange.

As of March 4, 2003, 108,753,867 shares of Common Stock of the registrant were outstanding. In addition, 1,152,699 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 1,844,318 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant’s Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

Documents Incorporated By Reference

Portions of the Annual Report to Shareholders for the fiscal year ended January 4, 2003 (Item 1 in Part I and Items 5, 6, 7, 7A and 8 in Part II).

Portions of the Proxy Statement dated March 20, 2003 for the Annual Meeting of Shareholders to be held on April 22, 2003 (Item 4A in Part I and Items 10, 11, 12 and 13 in Part III).

PART I

Item 1. Business

VF Corporation, through its operating subsidiaries, designs, manufactures and markets branded jeanswear, intimate apparel, occupational apparel, knitwear, outdoor apparel and equipment, children’s playwear and other apparel. VF Corporation, organized in 1899, oversees the operations of its individual businesses, providing them with financial and administrative resources. Unless the context indicates otherwise, the term “Company” used herein means VF Corporation and its subsidiaries.

The Company manages its business through approximately 25 consumer-focused marketing units that support specific brands. Management of the individual marketing units has the responsibility to build and develop their brands within guidelines established by Company management. Marketing units with generally similar products have been grouped together into four reportable business segments — Consumer Apparel, Occupational Apparel, Outdoor Apparel and Equipment, and All Other.

Certain financial information regarding the Company’s four reportable segments, as well as geographic information and sales by product category, is included in Note Q of the Company’s consolidated financial statements in the Company’s Annual Report to Shareholders for the fiscal year ended January 4, 2003 (“2002 Annual Report”), which is incorporated herein by reference.

Discontinued Operations and Restructuring Costs

Apparel companies are facing significant challenges. Consumers who enjoy an increasing number of choices are demanding more value, including lower prices, in the products they purchase. To meet the needs of retail customers and consumers and to remain competitive, manufacturers must reduce costs in all areas of their business.

To address this increasingly competitive environment in the apparel industry, management approved a series of restructuring actions. These actions aggressively attacked the Company’s cost structure and eliminated a portion of its asset base that has been generating low returns.

In the fourth quarter of 2001, management decided to exit two business units having total sales of approximately $300 million. Liquidation of the Private Label knitwear business unit began in late 2001 and was substantially completed during the third quarter of 2002. Most of the operating assets of the Jantzen swimwear business unit were sold in March 2002, with the Company retaining inventories, other working capital and real estate. Liquidation of the remaining Jantzen working capital was substantially completed during the third quarter of 2002. Because the Company has exited those businesses, the operating results, assets, liabilities and cash flows of the businesses are separately presented in 2002 as discontinued operations in the consolidated financial statements, and amounts for prior periods have been similarly reclassified. See Note B to the consolidated financial statements for further details about the discontinued operations. Unless otherwise stated, the remaining sections of this description of business relate to continuing operations.

Regarding continuing operations, the Company incurred net restructuring charges of $26 million in 2002, $114 million in 2001 and $117 million in 2000 for approved actions. These charges related to:

•	Reduction of manufacturing capacity and continued shift in sourcing to lower cost owned capacity or to independent contractors,

•	Consolidation of distribution functions and reduction of administrative functions, and

•	Exit of underperforming businesses.

The restructuring actions of 2000 resulted in $45 million of cost reduction benefits during 2001. The 2001 restructuring actions resulted in cost reductions exceeding $100 million in 2002. Incremental cost reduction benefits exceeding $30 million related to the restructuring actions of 2001 and 2002 should be realized during 2003 and beyond. These cost reductions have been offset, in part, by labor, insurance, pension and other employee benefit costs during these years. In addition, the Company has reinvested a portion of the cost savings in higher advertising focused on certain of the Company’s leading brands. The cost reduction actions, plus the closure of underperforming business units, have increased the Company’s overall profitability and return on invested capital. See Note O to the consolidated financial statements in the 2002 Annual Report for additional details of the restructuring charges incurred.

Change in Accounting Policy

The Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets, as of the beginning of 2002. This required change in accounting policy resulted in a noncash charge of $527.3 million, or $4.69 per share, representing the cumulative effect of adopting the new policy. Under this Statement, goodwill and intangible assets with indefinite useful lives are not amortized but instead must be tested at least annually for possible impairment. See Note A to the consolidated financial statements for additional details.

Consumer Apparel Segment

Jeanswear and related products

In jeanswear, as well as certain other product categories, the Company follows a strategy of marketing multiple brands in multiple channels of distribution. This allows certain products and brands from the Company’s diversified portfolio to be offered to department stores, discount stores or specialty stores. As a result, the Company satisfies the needs of millions of different consumers who shop in various channels of distribution.

Jeanswear and related shirts and other casual products are manufactured and marketed in the United States and in many international markets. The Lee® and Wrangler® brands are sold in nearly every developed country in the world.

In the United States, jeanswear products are manufactured and marketed primarily under the Wrangler®, Lee®, Rustler® and Riders® brands. The Company also markets jeanswear products under the Chic®, Gitano® and Brittania® brands and offers cotton casual pants and shirts under the Lee Casuals® and Timber Creek by Wrangler® brands.

In domestic markets, Lee® branded products are sold through department, national chain stores and specialty stores. Wrangler® westernwear is marketed through western specialty stores. The Wrangler Hero®, Rustler® and Riders® brands are marketed to mass merchant and national and regional discount chains. The Chic®, Gitano® and Brittania® brands are offered to national and regional discount chains. Sales for all brands are generally made directly to retailers through full-time salespersons.

According to current industry data, approximately 576 million pairs of jeans made of denim, twill, corduroy and other fabrics were sold in the United States in 2002, representing a slight increase over 2001 and a 3% increase over 2000. This represents a projected market size of $11.7 billion in retail sales value in 2002. The data also indicates that the Company has the largest combined unit market share at approximately 21%, up slightly from 2001, with the Wrangler®, Lee® and Rustler® brands having the second, third and fourth largest unit shares of national branded jeans in the United States, respectively. This same data indicates that approximately 36% of the jeans units are represented by private label jeans marketed by major retailers.

In international markets, the Company’s largest jeanswear operation is located in Western Europe, where the Company manufactures and markets Lee®, Wrangler®, H.I.S®, Hero by Wrangler®, Maverick® and Old Axe® jeanswear and related products. In late 2000, the Company acquired 85% of the common stock of H.I.S sportswear AG and, during 2001 and 2002, acquired the remaining minority shares. H.I.S® brand jeanswear products are manufactured and marketed primarily for women.

Lee®, Wrangler® and H.I.S® jeanswear products are sold through department stores and specialty stores, while the Hero by Wrangler®, Maverick® and Old Axe® brands are sold to mass market and discount stores. Jeanswear in Europe and in most international markets is fashion-driven and has a higher relative price than similar products in the United States. Jeanswear products are sold to retailers through the Company’s sales forces and independent sales agents.

The Company markets the Lee® and Wrangler® brands in Canada and Mexico, and in South America through operations based in Brazil, Argentina and Chile. These products are sold through department and specialty stores. The Company also markets Lee® products in China and is preparing to launch the Wrangler® brand there in 2003. In 2003, the Company will begin selling Lee® and Wrangler® jeanswear products directly to retailers in Russia instead of through distributors.

Lee® brand products are also manufactured and marketed through a 50% owned joint venture in Spain and Portugal. In foreign markets where the Company does not have owned operations, Lee® and Wrangler® jeanswear and related products are marketed through distributors, agents or licensees.

Intimate apparel

The Company manufactures and markets women’s intimate apparel under the Vanity Fair®, Lily of France®, Exquisite Form®, and the licensed Tommy Hilfiger® and Natori® labels for sale to department, chain and specialty stores located in the United States. Products include bras, panties, daywear, shapewear and sleepwear. Women’s intimate apparel is also manufactured and marketed under the Vassarette® and Bestform® brands for sale to the discount store channel of distribution. In 2003, the Company will introduce the Curvation™ brand, a new brand for the curvaceous woman that will be marketed in the mass channel of distribution. The Company also has a significant private label lingerie business with various national chain, discount and specialty stores in the United States. Products are sold through the Company’s sales force. During 2002, the former Bestform business unit was integrated into the Company’s VF Intimates business unit.

In the European market, women’s intimate apparel is manufactured and marketed to department and specialty stores under the Lou®, Bolero®, Gemma®, Intima Cherry®, Vanity Fair®, Exquisite Form® and Belcor® brands. Intimate apparel is marketed in discount stores under the Variance®, Vassarette® and Bestform® brands. In addition, the Company markets women’s swimwear under the Majestic®, Tropic®, Bilytis® and licensed Nike® labels in Europe.

Management believes that the Company is one of the top three marketers of branded intimate apparel in the United States. In international markets, management believes that the Company’s brands occupy the number two market share positions in France and Spain.

Children’s playwear

Infant and children’s apparel is manufactured and marketed in the United States under the Healthtex® and Lee® brands and under the licensed Nike and Michael Jordan businesses. Products are sold primarily to department and specialty stores. The Healthtex® brand is also offered directly to consumers over the internet through its website, www.healthtex.com.

To strengthen its business portfolio, the Company has divested certain underperforming and nonstrategic businesses during the last two years. Considering the factors impacting the children’s playwear business, the Company has decided to explore strategic options for its childrenswear business unit, including its possible sale. This business unit had 2002 sales of $175 million. Any effect on the Company’s financial position or operating results as a result of actions taken in conjunction with this process would not be significant.

Occupational Apparel Segment

The Company produces workwear, career and safety apparel sold under the Red Kap®, Horace Small Apparel Company®, Penn State Textile®, and Bulwark Protective Apparel® labels in the United States. Over one-half of these sales are to industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Since industrial laundries maintain minimal inventories of work clothes, a supplier’s ability to offer rapid delivery is an important factor in this market. The Company’s commitment to customer service, supported by an automated central distribution center with several satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the Red Kap® brand obtain a significant share of the industrial laundry rental business.

The Company’s business of selling workwear and career apparel to professional laundries has been declining in recent years, led largely by workforce reductions in the domestic manufacturing sector. This trend is expected to continue. In addition, there has been an ongoing consolidation of the industrial laundry industry, with many of the companies’ customers placing greater reliance on their in-house or contract manufacturing and thereby purchasing less from suppliers such as the Company.

To offset some of this decline, the Company also markets corporate image uniforms and casual apparel through the VF Solutions business unit. To better service its national accounts, the Company operates a number of catalog web sites for major business customers such as American Airlines and Continental Airlines and for governmental organizations such as U.S. Customs and the Bureau of Land Management. These web sites give more than 400,000 of their employees the convenience of shopping and paying for their work and career apparel via the internet. During 2002, the Company entered into a contract with the newly formed Transportation Security Administration and outfitted over 50,000 airport security personnel during the first five months of the contract.

Outdoor Apparel and Equipment Segment

The Outdoor Apparel and Equipment Segment includes the Company’s outdoor-related businesses represented by outerwear, equipment, backpacks and daypacks. The North Face® brand of high performance outdoor apparel and equipment is sold across the United States, Canada, Europe and Asia. The North Face® apparel products consist of outerwear, snowsports gear and functional sportswear. Equipment consists of tents, sleeping bags, backpacks, daypacks and accessories. The

North Face® products are designed for extreme applications, such as high altitude mountaineering, and ice and rock climbing, although many consumers who purchase those products use them for less extreme activities. The North Face® brand products are marketed through specialty outdoor and premium sporting goods stores in the United States and Europe and selected department stores in the United States. Products are also sold through six Company-operated full price retail stores in the United States, with a new store in New York City to open in 2003. In early 2003, the Company introduced a new subbrand, A5™, utilizing natural fabrics and functional styling to be worn by The North Face core consumers as everyday casual, lifestyle apparel.

The Company manufactures and markets JanSport® brand daypacks sold through department and sports specialty stores and college bookstores in the United States and through department and specialty stores in Europe and Asia. JanSport® daypacks and bookbags have a leading market share in the United States. The Eastpak® brand is sold primarily through sports, other specialty and mass market stores in the United States and through department and specialty stores in Europe. A more technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. In addition, JanSport® branded fleece casualwear and T-shirts imprinted with college logos are sold through college bookstores in the United States.

The JanSport® and Eastpak® brands are marketed throughout Asia by licensees and distributors. The North Face® brand is also marketed throughout Asia by licensees and distributors, except in Japan and South Korea where the brand is owned by a third party.

All Other Segment

The All Other segment includes the Company’s knitwear apparel businesses. The Company designs, manufactures and markets imprinted sports apparel under licenses granted by the four major American professional sports leagues, NASCAR and other organizations. These sports apparel products for adults and youth are distributed through department, sporting goods and athletic specialty stores under the Lee Sport® and the licensed Chase Authentics® brands. In late 2001, the Company entered into a five year agreement with the National Football League to become the exclusive supplier for selected men’s and boy’s tops and bottoms decorated with NFL team logos under the NFL Red® brand, which is marketed to mid-tier department stores and specialty stores. NFL White® and CSA® branded products are distributed through mass merchandisers and discount stores. In early 2003, the Company acquired a small company that manufactures and markets apparel under license from Harley-Davidson Motor Company. Certain of these trademark licensing agreements contain provisions for payment of minimum royalties on anticipated sales of those products in future periods. The Company also markets blank knitted fleecewear and other knit and woven tops under the Lee® brand primarily to wholesalers.

The Company operates approximately 90 retail outlet stores across the United States and Europe that sell a broad selection of the Company’s products. These stores primarily sell excess quantities of first quality products. Retail sales and related costs of these outlet stores are reported as part of the operating results of the respective segments.

Raw Materials and Production

Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps and lace). These raw materials are purchased from numerous suppliers. While in some cases the Company has obtained fixed price commitments for up to one year, specific purchase obligations with suppliers are typically limited to the succeeding one to three months. The Company does not have any long-term supplier contracts for the purchase of raw materials.

For most domestic operations, the Company purchases fabric from several domestic and international suppliers against scheduled production. Purchased fabric is cut and sewn into finished garments in domestic and offshore manufacturing facilities located in Mexico and the Caribbean Basin. In addition, the Company contracts the sewing of Company-owned raw materials to independent contractors, primarily in Mexico and the Caribbean Basin. To an increasing extent, the Company is using contractors in Asia and the Caribbean Basin who own the raw materials and provide only finished products to the Company.

Over the last several years, the Company has shifted from primarily owned plants in the United States to lower cost offshore locations to support its domestic product needs. The current offshore sourcing mix allows the Company to balance its needs with production from Mexico and the Caribbean Basin (shorter lead times) and production from the Far East (longer lead times but at a lower cost). During 2002, approximately 85% of the products sold by the Company in the United States were obtained from international locations. Once the 2002 restructuring actions have been completed, less than 10% of the Company’s United States sales will be obtained from products manufactured in the Company’s domestic plants. Of the remainder, approximately one-half will be manufactured in the Company’s facilities in Mexico and the Caribbean Basin, and one-half manufactured by contractors primarily in Mexico, the Caribbean Basin and Asia.

All contracted production must meet the Company’s high quality standards. Further, all independent contractors who manufacture products for the Company must be precertified and adhere to the VF Contractor Terms of Engagement. These requirements provide strict standards covering hours of work, age of workers, health and safety conditions, and conformity with local laws. Each contractor must be inspected and sign a copy of the Terms of Engagement prior to performance of any production on the Company’s behalf. The Company periodically audits compliance with application of those standards.

For the Company’s international businesses, fabric, thread and trim are purchased from several international suppliers. In the European jeanswear operations, fabric is cut and sewn into finished garments in owned plants located in Malta, Poland and Turkey, with the balance (mostly tops) sourced from independent contractors in the Middle East, Africa and the Far East. In the international intimate apparel businesses, fabric is sewn into finished garments in owned plants in Spain, France and Tunisia, with the remainder manufactured by independent contractors. To obtain a more balanced sourcing mix, European jeanswear and intimate apparel sourcing has been shifting from owned plants in Western Europe to lower cost owned and contracted production outside of Western Europe. For the European outdoor coalition businesses, nearly all products are sourced from contractors located in Asia.

The Company did not experience difficulty in obtaining its raw material and contracted production needs during 2002. Even though some suppliers are operating in bankruptcy or have experienced financial difficulties, management does not anticipate difficulties in obtaining its raw materials and contracted production requirements during 2003. The loss of any one supplier or contractor would not have a significant adverse effect on the Company’s business.

Seasonality

The apparel industry in the United States has four primary retail selling seasons — Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. Sales to retail customers generally precede the retail selling seasons, although demand peaks have been reduced in recent years as more products are being sold on a replenishment basis.

Overall, with its diversified product offerings, the Company’s operating results are not highly seasonal. On a quarterly basis, consolidated net sales range from a low of approximately 22% of full year sales to a high of 27% in the third quarter. Sales of outdoor clothing and equipment are more seasonal in nature, with approximately 35% of outdoor apparel and equipment sales occurring in the third quarter.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods and, accordingly, decreases during the second half. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

Advertising

The Company supports its brands through extensive advertising and promotional programs. The Company advertises on national and local radio and television and in consumer and trade publications and participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. The Company sponsors various sporting, music and other special events. These include the Wrangler® National Finals Rodeo and the Lee National Denim Day® fund-raiser for the Susan G. Komen Breast Cancer Foundation. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. The Company spent $245 million advertising and promoting its products in 2002, an increase of 11% from the 2001 level. The Company also participates in various retail customer incentive and partnership programs, which are recognized as sales discounts in arriving at reported net sales.

Other Matters

Competitive Factors

The apparel industry is highly competitive and consists of a number of domestic and foreign companies. Management believes that there is only one competitor in the United States, Sara Lee Corporation, that has sales and assets in the apparel industry greater than those of the Company. However, in certain product categories and geographic areas in which the Company operates, there are several competitors that have more sales and assets than the Company in those categories or geographic areas. In most product categories, there are numerous competing branded products, and in many product categories, there are competing specialty retailer branded products and private label products.

The Company competes in its product categories by developing consumer-driven and innovative products at competitive prices, producing high quality merchandise, providing high levels of service, ensuring product availability to the retail sales floor, and enhancing recognition of its brands. The Company continually strives to improve upon each of these areas.

Trademarks and Licenses

Trademarks are of material importance to all of the Company’s marketing efforts. Company-owned brands are protected by registration or otherwise in the United States and most other markets where the Company’s brands are sold. These trademark rights are enforced and protected by litigation against infringement as necessary. The Company has granted licenses to other parties to manufacture and sell products under the Company’s trademarks in product categories and in geographic areas in which the Company does not operate.

In some instances, the Company enters into license agreements to use the trademarks of others. Apparel is manufactured and marketed under licenses granted by Major League Baseball, the National Basketball Association, the National Football League, the National Hockey League, NASCAR, NIKE, Inc., Tommy Hilfiger Corporation and others. Some of these license arrangements contain minimum annual licensing and advertising commitments. Some are for a short term and may not contain specific renewal options. Management believes that the loss of any license would not have a material adverse effect on the Company.

Customers

The Company’s customers are primarily department, chain, specialty and discount stores in the United States and in international markets, primarily in Europe. Sales to the Company’s ten largest customers, all of which are based in the United States, amounted to 42% of total sales in 2002 and 2001 and 40% in 2000. In each of the three years, sales to the five largest of those customers amounted to approximately 34% of total sales. Sales to Wal-Mart Stores, Inc. totaled 16.2% of total sales in 2002, 15.1% in 2001 and 14.8% in 2000, substantially all of which were in the Consumer Apparel segment.

Employees

The Company employed approximately 56,000 men and women as of the end of 2002, of which 20,000 were located in the United States. However, approximately 3,800 of those United States employees have been notified that their employment is being terminated as part of the restructuring actions approved by management near the end of 2002. Approximately 1,200 employees in the United States are covered by various collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

Backlog

The dollar amount of backlog of orders as of any date is not material for an understanding of the business of the Company taken as a whole.

Cautionary Statement on Forward-looking Statements

Information concerning forward-looking statements, as reported under the caption “Cautionary Statement on Forward-Looking Statements” in the 2002 Annual Report, is incorporated herein by reference.

Item 2. Properties.

The Company owns most of its facilities used in manufacturing and distribution activities. Certain other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for the Company’s needs. Manufacturing and distribution facilities being utilized at the end of 2002 are summarized below by reportable segment:

Square
Footage

Consumer Apparel	12,300,000
Occupational Apparel	1,200,000
Outdoor Apparel and Equipment	700,000
All Other	1,400,000

15,600,000

In addition, the Company also owns or leases various administrative and office space having 2,000,000 square feet of space and owns or leases 3,400,000 square feet that are used for outlet and other retail locations. Approximately 76% of the factory outlet space is used for selling and warehousing the Company’s products, with the balance consisting of space leased to tenants and common areas. As part of the Strategic Repositioning Program and the resulting facility closures, the Company will reduce its total owned space listed above by 600,000 square feet, and such properties will be held for sale.

Item 3. Legal Proceedings.

There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A. Executive Officers of the Company.

The following are the executive officers of VF Corporation as of March 4, 2003. The term of office of each of the executive officers continues to the next annual meeting of the Board of Directors to be held April 22, 2003. There is no family relationship among any of the VF Corporation executive officers.

			Period Served
Name	Position	Age	In Such Office(s)

Mackey J. McDonald	Chairman of the Board	56	October 1998 to date
	Chief Executive Officer		January 1996 to date
	President		October 1993 to date
	Director		October 1993 to date

Robert A. Cordaro	Vice President - Controller and Chief Accounting Officer	49	February 2001 to date

Candace S. Cummings	Vice President - Administration and General Counsel	55	March 1996 to date
	Secretary		October 1997 to date

George N. Derhofer	Vice President and Chairman - Imagewear Coalition	49	October 2000 to date

Terry L. Lay	Vice President and Chairman - International Jeanswear Coalition	55	October 2000 to date
	Chairman - Outdoor Coalition		January 2003 to date

Frank C. Pickard III	Vice President - Treasurer	58	April 1994 to date

John P. Schamberger	Vice President	54	April 1995 to date
	Chairman - North & South America Jeanswear and Playwear Coalitions		October 2000 to date

Robert K. Shearer	Vice President - Finance & Chief Financial Officer	51	July 1998 to date
	Vice President - Global Processes		January 2003 to date

Eric C. Wiseman	Vice President and Chairman - Global Intimate Apparel Coalition	47	October 2000 to date

Mr. McDonald joined the Company’s Lee division in 1983, serving in various management positions until he was named Group Vice President of the Company in 1991, President of the Company in 1993, Chief Executive Officer in 1996 and Chairman of the Board in October 1998. Additional information is included under the caption “Election of Directors” in the Company’s definitive proxy statement dated March 20, 2003 for the Annual Meeting of Shareholders to be held on April 22, 2003 (“2003 Proxy Statement”).

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

Mr. Lay joined the Company’s Lee division in 1971 and held various positions in the Company’s Lee, Jantzen and international jeanswear businesses through 1996. He served as President of the Lee division from 1996 until he was elected Vice President of the Company in February 1999. From February 1999 to October 2000, he served as Chairman - International Coalition. He served as Vice President - Global Processes from October 2000 to January 2003. He has served as Chairman - International Jeanswear Coalition since October 2000 and was also elected Chairman - Outdoor Coalition in January 2003.

Mr. Pickard joined the Company in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President - Treasurer in 1994.

Mr. Schamberger joined the Company’s Wrangler division in 1972 and held various positions until his election as President of Wrangler in 1992. He was elected as the Company’s Chairman - North & South America Jeanswear and Workwear Coalitions in 1995 and Vice President of the Company in 1995. Since October 2000, he has been Chairman - North & South America Jeanswear Coalition and Chairman - Playwear Coalition.

Mr. Shearer joined the company in 1986 as Assistant Controller and was elected Controller in 1989 and Vice President - Controller in 1994. He has served as Vice President - Finance and Chief Financial Officer since July 1998. He served as Chairman - Outdoor Coalition from June 2000 to January 2003. He was also elected as Vice President - Global Processes in January 2003.

Mr. Wiseman joined the Company in 1995 as Executive Vice President of Finance, Operations and Manufacturing at the JanSport division. In January 1998 he became President of the Bestform division and was elected Vice President of the Company and Chairman - Global Intimate Apparel Coalition in October 2000.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

Information concerning the market and price history of the Company’s Common Stock, plus dividend information, as reported under the captions “Quarterly Results of Operations” and “Investor Information - Common Stock, Shareholders of Record, Dividend Policy, Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information” in the 2002 Annual Report, is incorporated herein by reference.

Item 6. Selected Financial Data.

Selected financial data for the Company for each of its last five fiscal years under the caption “Financial Summary” of the 2002 Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A discussion of the Company’s financial condition and results of operations is incorporated herein by reference to “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2002 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

A discussion of the Company’s market risks is incorporated herein by reference to the section “Risk Management” of the “Management’s Discussion and Analysis of Results of Operations and Financial

Condition” in the 2002 Annual Report.

Item 8. Financial Statements and Supplementary Data.

Financial statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP dated February 6, 2003, and specific supplementary financial information are incorporated herein by reference to the 2002 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Company.

Information under the caption “Election of Directors” in the 2003 Proxy Statement is incorporated herein by reference. See Item 4A with regard to Executive Officers.

Information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2003 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

Information under the caption “Executive Compensation” (excluding the Compensation Committee Report) in the 2003 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information under the captions “Certain Beneficial Owners” and “Common Stock Ownership of Management” in the 2003 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information under the caption “Election of Directors” with respect to Mr. Hurst in the 2003 Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Additionally, the disclosure controls and procedures were adequate to ensure that information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as a part of this report:

1.	Financial statements — Included in the 2002 Annual Report (Exhibit 13) and incorporated by reference in Item 8:

Consolidated balance sheets — January 4, 2003 and December 29, 2001

Consolidated statements of income — Fiscal years ended January 4, 2003, December 29, 2001 and December 30, 2000

Consolidated statements of comprehensive income — Fiscal years ended January 4, 2003, December 29, 2001 and December 30, 2000

Consolidated statements of cash flows — Fiscal years ended January 4, 2003, December 29, 2001 and December 30, 2000

Consolidated statements of common shareholders’ equity — Fiscal years ended January 4, 2003, December 29, 2001 and December 30, 2000

Notes to consolidated financial statements

Report of independent accountants

2.	Financial statement schedules — The following consolidated financial statement schedule is included herein: Schedule II — Valuation and qualifying accounts

Report of independent accountants on financial statement schedule

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

Number	Description

3	Articles of incorporation and bylaws:

(A)	Articles of Incorporation, as amended and restated as of April 18, 1986 (Incorporated by reference to Exhibit 3(A) to Form 10-K for the year ended January 4, 1992)

(B)	Articles of Amendment amending Article Fifth of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(B) to Form 10-Q for the quarter ended March 4, 1998)

(C)	Statement with Respect to Shares of Series B ESOP Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K dated January 22, 1990)

(D)	Articles of Amendment with Respect to Designation of Series A Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

(E)	Bylaws, as amended through April 20, 1999 and as presently in effect (Incorporated by reference to Exhibit 3(E) to Form 10-K for the year ended January 1, 2000)

4	Instruments defining the rights of security holders, including indentures:

(A)	A specimen of the Company’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

(B)	A specimen of the Company’s Series B ESOP Convertible Preferred Stock certificate (Incorporated by reference to Exhibit 4(B) to Form 10-K for the year ended December 29, 1990)

(C)	Indenture between the Company and Morgan Guaranty Trust Company of New York, dated January 1, 1987 (Incorporated by reference to Exhibit 4.1 to Form S-3 Registration No. 33-10939)

(D)	First Supplemental Indenture between the Company, Morgan Guaranty Trust Company of New York and United States Trust Company of New York, dated September 1, 1989 (Incorporated by reference to Exhibit 4.3 to Form S-3 Registration No. 33-30889)

(E)	Second Supplemental Indenture between the Company and United States Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Form

8-K dated April 6, 1994)

(F)	Form of 6.75% Note due 2005 (Incorporated by reference to Exhibit 4 to Form 8-K dated June 6, 1995)

(G)	Indenture between the Company and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

(H)	Form of 8.10% Note due 2005 (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2000)

(I)	Form of 8.50% Note due 2010 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 2000)

(J)	Rights Agreement, dated as of October 22, 1997, between the Company and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 1 to Form 8-A dated January 23, 1998)

(K)	Amendment No. 1 to Rights Agreement dated as of January 28, 2000, between the Company and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 2 to Form 8-A (Amendment No. 1) dated January 31, 2000)

10	Material contracts:

*(A)	1991 Stock Option Plan (Incorporated by reference to Exhibit A to the 1992 Proxy Statement dated March 18, 1992)

*(B)	1995 Key Employee Restricted Stock Plan (Incorporated by reference to Exhibit 10(U) to Form 10-K for the year ended December 30, 1995)

*(C)	1996 Stock Compensation Plan, as amended (Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2001)

*(D)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

*(E)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001(Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

*(F)	Second Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(H) to Form 10-K for the year ended December 31, 1994)

*(G)	Fourth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 31, 1994)

*(H)	Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 31, 1994)

*(I)	Seventh Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended December 31, 1994)

*(J)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 2001)

*(K)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 29, 2001)

*(L)	Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended December 29, 2001)

*(M)	Amendment to Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to Early Retirement of Mid-Career Senior Management (Incorporated by reference to Exhibit 10(M) to Form 10-K for the year ended December 29, 2001)

*(N)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under the Company’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

*(O)	Form of Change in Control Agreement with Certain Senior Management of the Company or its Subsidiaries (Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 29, 2001)

*(P)	Form of Change in Control Agreement with Certain Management of the Company or its Subsidiaries (Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 29, 2001)

*(Q)	Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10 (R) to Form 10-K for the year ended December 31, 1994)

*(R)	Restricted Stock Agreement (Incorporated by reference to Exhibit 10(S) to Form 10-K for the year ended December 31, 1994)

*(S)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended

January 4, 1997)

*(T)	Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the year ended December 29, 2001)

(U)	Revolving Credit Agreement, dated July 15, 1999 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended October 2, 1999)

* Management compensation plans

13	Annual report to security holders

14	Code of Business Conduct

21	Subsidiaries of the Corporation

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Report of PricewaterhouseCoopers LLP on financial statement schedule

24	Power of attorney

99.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended January 4, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V.F. CORPORATION

	By:	/s/ Mackey J. McDonald Mackey J. McDonald Chairman, President and Chief Executive Officer (Chief Executive Officer)

March 20, 2003	By:	/s/ Robert K. Shearer Robert K. Shearer Vice President - Finance and Chief Financial Officer (Chief Financial Officer)

	By:	/s/ Robert A. Cordaro Robert A. Cordaro Vice President - Controller and Chief Accounting Officer (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Robert D. Buzzell*	Director
Edward E. Crutchfield*	Director
Juan Ernesto de Bedout*	Director
Ursula F. Fairbairn*	Director
Barbara S. Feigin*	Director	March 20, 2003
George Fellows*	Director
Daniel R. Hesse*	Director
Robert J. Hurst	Director
W. Alan McCollough*	Director
Mackey J. McDonald*	Director
M. Rust Sharp*	Director
Raymond G. Viault*	Director

* By:	/s/ C. S. Cummings	March 20, 2003

C. S. Cummings, Attorney-in-Fact

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mackey J. McDonald, certify that:

1.	I have reviewed this annual report on Form 10-K of V.F. Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003	/s/ Mackey J. McDonald

Mackey J. McDonald Chairman, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert K. Shearer, certify that:

1.	I have reviewed this annual report on Form 10-K of V.F. Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003	/s/ Robert K. Shearer

Robert K. Shearer Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

VF CORPORATION
Schedule II - Valuation and Qualifying Accounts

COL. A	COL. B	COL. C		COL. D			COL. E

		ADDITIONS

		(1)	(2)
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts	Deductions			End of
Description	of Period	Expenses	Describe	Describe			Period

		(Dollars in thousands)
Fiscal year ended January 4, 2003
Allowance for doubtful accounts	$60,449	$18,490		$30,712	(A	)	$48,227

Valuation allowance for deferred income tax assets	$68,905	$7,531		$7,321	(B	)	$69,115

Fiscal year ended December 29, 2001
Allowance for doubtful accounts	$51,627	28,710		$19,888	(A	)	$60,449

Valuation allowance for deferred income tax assets	$57,033	$17,252		$5,380	(B	)	$68,905

Fiscal year ended December 30, 2000
Allowance for doubtful accounts	$51,377	10,640		$10,390	(A	)	$51,627

Valuation allowance for deferred income tax assets	$46,526	$18,307		$7,800	(B	)	$57,033

(A)	Deductions include accounts written off, net of recoveries.

(B)	Deductions relate to circumstances where it is more likely than not that deferred tax assets will be realized.