Form 10-Q
period 2003-04-05
V F CORP
filed 2003-05-09
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES    [X]    NO  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES    [X]    NO  [  ]

On May 3, 2003, there were 108,015,260 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

INDEX

Page No.
Part I - Financial Information
Item 1 - Financial Statements
Consolidated Statements of Income:
Three months ended April 5, 2003 and March 30, 2002	3
Consolidated Balance Sheets:
April 5, 2003, January 4, 2003 and March 30, 2002	4
Consolidated Statements of Cash Flows:
Three months ended April 5, 2003 and March 30, 2002	5
Notes to Consolidated Financial Statements	6
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	18
Item 4 - Controls and Procedures	18
Part II - Other Information
Item 4 - Submission of Matters to a Vote of Security Holders	18
Item 6 - Exhibits and Reports on Form 8-K	19
Signatures	20
Certifications	21

VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended

	April 5	March 30
	2003	2002 *

Net Sales	$1,250,055	$1,212,262
Costs and Operating Expenses
Cost of products sold	781,292	784,368
Marketing, administrative and general expenses	322,334	295,117
Other operating (income) expense, net	(6,330)	(4,497)

	1,097,296	1,074,988

Operating Income	152,759	137,274
Other Income (Expense)
Interest income	2,130	1,453
Interest expense	(14,198)	(18,840)
Miscellaneous, net	731	1,134

	(11,337)	(16,253)

Income from Continuing Operations Before Income Taxes	141,422	121,021
Income Taxes	49,356	43,974

Income from Continuing Operations	92, 066	77,047
Discontinued Operations	—	1,949
Cumulative Effect of Change in Accounting Policy for Goodwill	—	(527,254)

Net Income (Loss)	$92,066	$(448,258)

Earnings (Loss) Per Common Share — Basic
Income from continuing operations	$0.84	$0.67
Discontinued operations	—	0.02
Cumulative effect of change in accounting policy	—	(4.80)
Net income (loss)	0.84	(4.11)
Earnings (Loss) Per Common Share — Diluted
Income from continuing operations	$0.83	$0.67
Discontinued operations	—	0.02
Cumulative effect of change in accounting policy **	—	(4.65)
Net income (loss) **	0.83	(3.96)
Weighted Average Shares Outstanding
Basic	108,356	109,955
Diluted	110,943	113,377
Cash Dividends Per Common Share	$0.25	$0.24

*	Reclassified to present the Private Label knitwear and the Jantzen swimwear businesses as discontinued operations.

**	2002 as restated; see Note H.

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	April 5	January 4	March 30
	2003	2003	2002 *

ASSETS
Current Assets
Cash and equivalents	$265,340	$496,367	$221,080
Accounts receivable, net
April 5 - $54,463; Jan 4 - $48,227
March 30 - $51,401	688,908	587,859	662,993
Inventories:
Finished products	652,648	587,954	564,391
Work in process	104,884	110,383	130,281
Materials and supplies	136,584	132,181	123,185

	894,116	830,518	817,857
Other current assets	143,512	154,513	153,449
Current assets of discontinued operations	3,722	5,283	63,626

Total current assets	1,995,598	2,074,540	1,919,005
Property, Plant and Equipment	1,543,312	1,539,269	1,565,036
Less accumulated depreciation	982,763	972,723	948,871

	560,549	566,546	616,165
Goodwill	475,885	473,355	470,466
Other Assets	397,737	386,204	397,438
Noncurrent Assets of Discontinued Operations	2,502	2,506	13,917

	$3,432,271	$3,503,151	$3,416,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$58,553	$60,918	$66,246
Current portion of long-term debt	782	778	703
Accounts payable	235,758	298,456	231,302
Accrued liabilities	440,039	502,057	468,984
Current liabilities of discontinued operations	8,389	12,635	52,215

Total current liabilities	743,521	874,844	819,450
Long-term Debt	602,172	602,287	703,851
Other Liabilities	346,818	331,270	231,107
Redeemable Preferred Stock	35,091	36,902	43,288
Deferred Contributions to Employee Stock Ownership Plan	—	—	(298)

	35,091	36,902	42,990
Common Shareholders’ Equity
Common Stock, stated value $1; shares
authorized, 300,000,000; shares outstanding;
April 5 - 107,848,234; Jan 4 - 108,525,368;
March 30 - 109,902,465	107,848	108,525	109,902
Additional paid-in capital	931,094	930,132	913,589
Accumulated other comprehensive income (loss)	(205,400)	(214,141)	(106,945)
Retained earnings	871,127	833,332	703,047

Total common shareholders’ equity	1,704,669	1,657,848	1,619,593

	$3,432,271	$3,503,151	$3,416,991

*	Reclassified to present the Private Label knitwear and the Jantzen swimwear businesses as discontinued operations.

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended

	April 5	March 30
	2003	2002 *

Operations
Net income (loss)	$92,066	$(448,258)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities of continuing operations:
Discontinued operations	—	(1,949)
Cumulative effect of change in accounting policy	—	527,254
Restructuring costs	—	7,176
Depreciation	27,889	26,422
Other, net	6,786	(875)
Changes in current assets and liabilities:
Accounts receivable	(100,528)	(87,799)
Inventories	(54,704)	40,629
Accounts payable	(65,683)	(7,575)
Other, net	(41,941)	53,464

Cash provided (used) by operating activities of continuing operations	(136,115)	108,489
Investments
Capital expenditures	(25,528)	(12,782)
Business acquisitions	(2,914)	—
Other, net	(5,995)	5,863

Cash used by investing activities of continuing operations	(34,437)	(6,919)
Financing
Decrease in short-term borrowings	(4,119)	(10,321)
Payment of long-term debt	(102)	(200,152)
Purchase of Common Stock	(28,562)	(41,973)
Cash dividends paid	(27,750)	(26,927)
Proceeds from issuance of Common Stock	941	25,038
Other, net	(486)	(2,402)

Cash used by financing activities of continuing operations	(60,078)	(256,737)
Net Cash Provided (Used) by Discontinued Operations	(3,651)	46,805
Effect of Foreign Currency Rate Changes on Cash	3,254	(2,607)

Net Change in Cash and Equivalents	(231,027)	(110,969)
Cash and Equivalents - Beginning of Year	496,367	332,049

Cash and Equivalents - End of Period	$265,340	$221,080

*	Reclassified to present the Private Label knitwear and the Jantzen swimwear businesses as discontinued operations.

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Similarly, the 2002 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 5, 2003 are not necessarily indicative of results that may be expected for the year ending January 3, 2004. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 4, 2003.

Certain amounts in the consolidated financial statements as of March 30, 2002 have been reclassified to conform to the current period’s presentation.

Note B - Stock-based Compensation

Stock-based compensation is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. For stock option grants, compensation expense is not required, as all options have an exercise price equal to the market value of the underlying common stock at the date of grant. For grants of stock awards, compensation expense equal to the market value of the shares to be issued is recognized over the performance period being measured. For restricted stock grants, compensation expense equal to the market value of the shares at the date of grant is recognized over the vesting period. The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation (in thousands, except per share amounts):

	First Quarter

	2003	2002

Net income (loss), as reported	$92,066	$(448,258)
Add employee compensation expense for restricted stock grants and stock awards included in reported net income (loss), net of income taxes	671	489
Less total stock-based employee compensation expense determined under the fair value-based method, net of income taxes	(4,050)	(4,119)

Pro forma net income (loss)	$88,687	$(451,888)

Earnings (loss) per common share:
Basic - as reported	$0.84	$(4.11)
Basic - pro forma	0.81	(4.14)
Diluted - as reported	$0.83	$(3.96)
Diluted - pro forma	0.80	(3.99)

During the first quarter of 2003, the Company granted 2,348,480 stock options at prices equal to the market value on the date of grant. Accordingly, no compensation expense was recognized for these options granted. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 2.9%; expected volatility of 36%; risk-free interest rate of 2.6%; and expected average life of 4 years. The resulting fair value of options granted during 2003 was $8.28 per share.

Note C - Discontinued Operations

As part of the Company’s Strategic Repositioning Program, in the fourth quarter of 2001 management announced plans to exit the Private Label knitwear business and the Jantzen swimwear business. Liquidation of the Private Label knitwear business began in late 2001 and was substantially completed during the third quarter of 2002. The Jantzen trademarks and certain other assets of the swimwear business were sold to Perry Ellis International, Inc. in March 2002 for $24.0 million, resulting in a gain of $1.4 million. Liquidation of the remaining inventories of Jantzen products and other assets was substantially completed during the third quarter of 2002. Both the Private Label knitwear and the Jantzen businesses are accounted for as discontinued operations in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations, assets, liabilities and cash flows of these businesses are separately presented in the accompanying consolidated financial statements.

Summarized operating results for these discontinued businesses are as follows (in thousands):

	First Quarter

	2003	2002

Net sales	$—	$60,794

Income before income taxes, including gain on sale of Jantzen	$—	$3,058
Income taxes	—	1,109

Income from discontinued operations	$—	$1,949

Summarized assets and liabilities of the discontinued operations presented in the Consolidated Balance Sheets are as follows (in thousands):

	First Quarter	Year-end	First Quarter
	2003	2002	2002

Accounts receivable, net	$1,395	$2,273	$37,678
Inventories	—	—	14,816
Other current assets, primarily deferred income taxes	2,327	3,010	11,132

Current assets of discontinued operations	$3,722	$5,283	$63,626

Property, plant and equipment, net	$2,500	$2,500	$13,917
Other assets	2	6	—

Noncurrent assets of discontinued operations	$2,502	$2,506	$13,917

Accounts payable	$81	$133	$6,198
Accrued liabilities	8,308	12,502	46,017

Current liabilities of discontinued operations	$8,389	$12,635	$52,215

Note D - Acquisition

In February 2003, the Company acquired the net assets of a business having rights to manufacture and market certain apparel products under license from Harley-Davidson Motor Company. The purchase price was $3.1 million, plus assumption of $1.1 million of debt. Contingent consideration of up to $1.8 million is payable if certain financial targets are achieved over the next four years. Pro forma operating results for prior periods are not presented due to immateriality.

Note E - Restructuring Accruals

Activity in the restructuring accruals related to the 2001/2002 Strategic Repositioning Program for continuing operations is summarized as follows (in thousands):

		Facilities	Lease and
		Exit	Contract
	Severance	Costs	Termination	Total

Balance January 4, 2003	$23,041	$882	$4,653	$28,576
Cash payments	(8,547)	(666)	(789)	(10,002)
Reduction of accrual	(60)	—	(374)	(434)

Balance April 5, 2003	$14,434	$216	$3,490	$18,140

The Company’s restructuring actions are proceeding as planned. The remaining accruals are expected to be adequate to cover the remaining costs. The majority of the severance and other cash payments will be made through 2003.

Note F - Business Segment Information

Financial information for the Company’s reportable segments is presented below (in thousands). Prior year’s information has been reclassified to present continuing operations and to reflect a change in the basis of allocating certain Corporate information systems expenses to the operating business units.

	First Quarter

	2003	2002 *

Net sales:
Consumer Apparel	$959,990	$953,097
Occupational Apparel	122,855	120,716
Outdoor Apparel and Equipment	100,385	87,609
All Other	66,825	50,840

Consolidated net sales	$1,250,055	$1,212,262

Segment profit:
Consumer Apparel	$141,282	$138,510
Occupational Apparel	18,897	13,646
Outdoor Apparel and Equipment	6,911	4,666
All Other	9,141	7,413

Total segment profit	176,231	164,235
Interest, net	(12,068)	(17,387)
Restructuring charges, net	434	(7,176)
Corporate and other expenses	(23,175)	(18,651)

Income from continuing operations before income taxes	$141,422	$121,021

*	Reclassified to conform with 2003 presentation.

Restructuring charges for continuing operations, net of reversals, relate to the following segments (in thousands):

	First Quarter

	2003	2002

Consumer Apparel	$—	$3,710
Occupational Apparel	(374)	3,432
Outdoor Apparel and Equipment	—	34
Corporate	(60)	—

Total	$(434)	$7,176

Note G – Capital and Comprehensive Income (Loss)

Common shares outstanding are net of shares held in treasury, and in substance retired, of 32,940,502 at April 5, 2003, 32,233,996 at January 4, 2003 and 29,141,452 at March 30, 2002. In addition, 272,426 shares of VF Common Stock at April 5, 2003, 266,146 shares at January 4, 2003 and 245,153 shares at March 30, 2002 are held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Convertible Preferred Stock, of which 1,136,536 shares were outstanding at April 5, 2003, 1,195,199 at January 4, 2003 and 1,401,950 at March 30, 2002.

Activity for 2003 in the Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows (in thousands):

	Common	Additional	Retained
	Stock	Paid-in Capital	Earnings

Balance January 4, 2003	$108,525	$930,132	$833,332
Net income	—	—	92,066
Cash dividends:
Common Stock	—	—	(27,144)
Series B Convertible Preferred Stock	—	—	(606)
Conversion of Preferred Stock	117	—	1,694
Purchase of treasury shares	(810)	—	(27,752)
Stock compensation plans, net	16	962	(463)

Balance April 5, 2003	$107,848	$931,094	$871,127

Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders’ equity under generally accepted accounting principles. The Company’s comprehensive income (loss) was as follows (in thousands):

	First Quarter

	2003	2002

Net income (loss)	$92,066	$(448,258)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	3,053	(5,042)
Derivative hedging contracts, net of income taxes	1,441	179
Unrealized gains on marketable securities, net of income taxes	4,247	958

Comprehensive income (loss)	$100,807	$(452,163)

Accumulated other comprehensive income (loss) for 2003 is summarized as follows (in thousands):

	Foreign	Minimum
	Currency	Pension	Hedging	Marketable
	Translation	Liability	Contracts	Securities	Total

Balance January 4, 2003	$(80,728)	$(128,494)	$(5,269)	$350	$(214,141)
Other comprehensive income	3,053	—	1,441	4,247	8,741

Balance April 5, 2003	$(77,675)	$(128,494)	$(3,828)	$4,597	$(205,400)

Note H - Earnings Per Share

Earnings per share from continuing operations are computed as follows (in thousands, except per share amounts):

	First Quarter

	2003	2002

Basic earnings per share:
Income from continuing operations	$92,066	$77,047
Less Preferred Stock dividends and redemption premium	606	3,420

Income available for Common Stock	$91,460	$73,627

Weighted average Common Stock outstanding	108,356	109,955

Basic earnings per share from continuing operations	$0.84	$0.67

	First Quarter

	2003	2002

Diluted earnings per share:
Income from continuing operations	$92,066	$77,047
Increased ESOP expense if Preferred Stock were converted to Common Stock	124	172

Income available for Common Stock and dilutive securities	$91,942	$76,875

Weighted average Common Stock outstanding	108,356	109,955
Additional Common Stock resulting from dilutive securities:
Preferred Stock	1,819	2,243
Stock options and other	768	1,179

Weighted average Common Stock and dilutive securities outstanding	110,943	113,377

Diluted earnings per share from continuing operations	$0.83	$0.67	*

*	Reduced due to antidilution

Diluted per share amounts for the 2002 quarter for the cumulative effect of the change in accounting policy have been restated to a charge of $4.65 from $4.80 originally presented in 2002, and for the net loss to $3.96 from $4.11, based on using the weighted average number of Common Stock and dilutive securities outstanding.

Outstanding options to purchase 6.5 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the first quarter of 2003, because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 5.7 million shares of Common Stock were excluded for the first quarter of 2002.

Note I - Subsequent Event

Subsequent to the end of the first quarter, the Board of Directors declared a regular quarterly cash dividend of $.25 per share, payable on June 20, 2003 to shareholders of record as of the close of business on June 10, 2003.

Part I – Financial Information

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion and Analysis of Results of Continuing Operations

               Consolidated Statements of Income

For the first quarter of 2003, VF reported consolidated income from continuing operations of $92.1 million, equal to $.83 per share, compared with $77.0 million or $.67 per share in the 2002 period. Income from continuing operations increased 19%, while earnings per share increased 24%, reflecting the benefit of the Company’s share repurchase program. Operating results in the 2002 quarter included $5.4 million ($.03 per share) of net restructuring costs related to the 2001/2002 Strategic Repositioning Program; see Note E. All per share amounts are presented on a diluted basis.

The first quarter of 2002 included $1.9 million of income from discontinued operations, or $.02 per share. See Note C for details of discontinued operations. In addition, the first quarter of 2002 included a noncash charge of $527.3 million, or $4.65 per share, for the change in accounting policy resulting from the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets. Including the effects of discontinued operations and the change in accounting policy, there was a net loss of $448.3 million, or $3.96 per share, for the first quarter of 2002.

Sales in the first quarter of 2003 were $1,250.1 million, a 3% increase over the $1,212.3 million from continuing operations in 2002. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in relation to most functional currencies where the Company conducts business (primarily the European euro countries) benefited 2003 sales comparisons by $39 million relative to the prior year period. Similarly, foreign currency translation effects had a $.05 per share favorable effect on 2003 operating results.

Gross margin was 37.5% of sales in the quarter, compared with 35.3% in the 2002 period. Gross margin in the prior year period included $4.1 million, or .3% of sales, of net restructuring charges. Gross margin improved as the benefits of the Strategic Repositioning Program are being realized through lower cost sourcing and improved manufacturing efficiencies.

Marketing, administrative and general expenses were 25.8% of sales in the quarter, compared with 24.3% in the 2002 period. The 2002 quarter included costs of $1.2 million, or .1% of sales, related to the Strategic Repositioning Program. Expenses as a percent of sales increased due to certain higher fixed expenses (for example, pension expense) without a proportionate increase in sales volume.

Net interest expense decreased in 2003 due to lower average borrowings, as over $300 million of long-term debt was repaid during 2002.

The effective income tax rate was 34.9%, compared with 36.3% for the 2002 quarter. The effective rate declined in 2003 due to an expected lower effective tax rate on foreign earnings and expected lower foreign operating losses with no related tax benefit.

               Information by Business Segment

The Consumer Apparel segment consists of our jeanswear, women’s intimate apparel and children’s apparel businesses. Overall, segment sales increased by 1%. Segment sales in 2003 included a benefit of 3% from foreign currency translation. Domestic jeanswear sales declined 7% in the quarter, although unit shipments declined by approximately 3%. Approximately one-half of the decline was due to store closures by certain major customers, with the remainder due to inventory reduction efforts by retailers and a change in sales mix to more seasonable, lower priced products in this economic climate.

Jeanswear sales in international markets increased by 15% in the quarter, with an 18% gain in Europe being offset in part by a decline in Latin America. Jeanswear sales in international markets benefited by 12% over the prior year quarter by foreign currency translation effects. Global intimate apparel sales increased 9% including a 4% benefit from foreign currency translation effects, with growth in international markets and in the department store and mass channels in the United States. Notable was the launch of the Curvation™ brand in the mass channel. Segment profit increased 2% in the quarter. Profits in our international jeanswear and global intimate apparel businesses increased on higher sales. Domestic jeanswear profits declined due to lower sales volume and changes in product mix, with a higher percentage of sales of lower margin products such as capris and shorts.

During the first quarter, we announced that we were exploring strategic options for our children’s playwear business, including its possible sale. This business unit had 2002 sales of $175 million of Healthtex® and licensed Nike® branded products. Playwear sales declined by 15% during the first quarter of 2003 compared with the 2002 quarter, while operating profits were comparable in both periods. Any effect on the Company’s financial position or operating results as a result of actions taken would not be significant.

The Occupational Apparel segment includes the Company’s industrial, career and safety apparel businesses. Sales increased 2% in the quarter. New uniform programs with major corporate and government customers more than offset continuing declines in basic workwear accounts. Segment profit increased with higher margins earned due to cost reduction efforts achieved through the Strategic Repositioning Program.

The Outdoor Apparel and Equipment segment consists of the Company’s outdoor-related businesses represented by outerwear, equipment, backpacks and daypacks. Sales increased 15% in the quarter, including an 8% benefit from foreign currency translation. Sales and profits at The North Face, in both domestic and international markets, have been advancing since the acquisition of this business in 2000. Due to the seasonal nature of the businesses comprising this segment, the low level of first quarter profitability is not indicative of expected full year results.

The All Other segment includes the Company’s licensed sports apparel and distributor knitwear businesses. Sales and profits advanced in licensed sports apparel, led by increased sales under the agreement with the National Football League and particularly sales in connection with the most recent Super Bowl.

Discussion and Analysis of Financial Condition of Continuing Operations

               Balance Sheets

Accounts receivable at the end of the first quarter of 2003, considering the sales increase, are comparable to the same period in 2002. Receivables are higher than at the end of 2002 due to seasonal sales patterns. The allowance for bad debts increased during 2003 due to additional potential losses on receivables and to higher receivable balances.

Inventories increased 9% from the comparable date in the prior year. Of this increase, approximately 3% resulted from foreign currency translation effects, with the balance due to planned increases to support improvements in customer service and due to a greater portion of products being sourced from international locations instead of domestic locations.

Property, plant and equipment declined over the last year due to depreciation expense exceeding capital spending and the disposition of assets related to the 2002 restructuring actions.

Accounts payable decreased from the end of 2002 due to lower purchases of inventory near the end of the quarter and due to reduced purchases of raw materials since more products are being sourced as finished goods from contractors instead of being manufactured in Company-owned facilities. The decrease in other accrued liabilities from the end of 2002 results from a contribution to the pension fund of $75.0 million that had been accrued at year-end as part of our minimum pension liability and payment of incentive compensation that had been earned during 2002.

Long-term debt declined from the level of March 2002 by the early redemption in September 2002 of $100.0 million of debentures due in 2022.

Other long-term liabilities increased from the balance at March 2002 due to the recognition of $102.6 million of minimum pension liability related to the Company’s defined benefit pension plans.

               Liquidity and Cash Flows

The financial condition of the Company is reflected in the following:

	April 5	January 4	March 30
	2003	2003	2002

	(Dollars in millions)
Working capital	$1,252.1	$1,199.7	$1,099.6
Current ratio	2.7 to 1	2.4 to 1	2.3 to 1
Debt to total capital	28.0%	28.6%	32.2%

For the ratio of debt to total capital, debt is defined as interest-bearing obligations and total capital is defined as debt plus common shareholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 18.9% at the end of the first quarter of 2003.

The Company’s primary source of liquidity is cash flow provided by operations. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period. For the first quarter of 2003, cash used in operations was $136.1 million, as contrasted with higher than normal cash provided by operations of $108.5 million in the prior year quarter. The difference relates to (1) a contribution to the Company’s pension plan of $75.0 million that had been accrued as part of the current minimum pension liability at the end of 2002, (2) an overall increase in inventory in the 2003 quarter compared with a decrease in the 2002 quarter and (3) a reduction in accounts payable.

In addition to cash flow from operations, VF is well positioned to finance its ongoing operations and meet unusual circumstances that may arise. VF maintains a $750.0 million unsecured committed bank facility that expires in July 2004. This bank facility supports a $750.0 million commercial paper program. Any issuance of commercial paper would reduce the amount available under the bank facility. At April 5, 2003, there were no commercial paper or bank borrowings against this facility. Further, under a Registration Statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.

In February 2003, Standard & Poors confirmed its ‘A minus’ long-term corporate credit and senior unsecured debt ratings for VF, as well as its ‘A-2’ short-term credit and commercial paper ratings. Standard & Poors’ ratings outlook is “stable.” In June 2002, Moody’s Investors Service confirmed its ratings of ‘A2’ for VF’s senior unsecured debt and ‘Prime-1’ for commercial paper based on the value of VF’s brands, its strong market share in the jeans business and the strength of its systems which allow the Company to effectively manage inventory risks. While Moody’s confirmed the Company’s ratings, it did revise its rating outlook from “stable” to “negative” based on declines in sales volume at the domestic jeanswear business and reductions in the level of operating profitability. Based on current conditions, we believe that a negative rating change by Moody’s, if one were to occur, from ‘A2’ to ‘A3’ for senior debt and from ‘Prime-1’ to ‘Prime-2’ for commercial paper would not have a material impact on the Company’s financial results or on the Company’s ability to issue commercial paper. Existing debt agreements do not contain acceleration of maturity clauses based on changes in credit ratings.

Since the filing of the Company’s 2002 Annual Report on Form 10-K, there have been no material changes relating to the Company’s fixed obligations that require the use of funds or other financial commitments that may require the use of funds. Management believes that VF’s financial condition is strong and that its cash balances, operating cash flows, access to equity capital markets and borrowing capacity, taken as a whole, provide adequate liquidity to meet all of its obligations when due and flexibility to meet investment opportunities that may arise.

Capital expenditures for the full year are expected to be approximately $100 million, compared with $64.5 million in the prior year. Capital spending will be funded by cash flow from operations.

The Company purchased .8 million shares of its Common Stock in open market transactions during the first quarter of 2003 at a total cost of $28.6 million. Under its current authorization from the Board of Directors, the Company may purchase up to an additional 6.2 million shares. We intend to continue to purchase shares at a rate of approximately 1.0 million shares per quarter, although the rate of repurchase may be adjusted depending on acquisition opportunities that may arise.

The Internal Revenue Service has proposed various income tax adjustments for the Company’s 1995 to 1997 tax years. Our outside advisers and we believe that our tax positions comply with applicable tax law, and the Company is defending its positions vigorously. We have accrued amounts that reflect our best estimate of the probable outcome related to these matters, as well as our other tax positions, and do not anticipate any material impact on earnings from their ultimate resolution.

Cautionary Statement on Forward-Looking Statements

From time to time, we may make oral or written statements, including statements in this Quarterly Report, that constitute “forward-looking statements” within the meaning of the federal securities laws. This includes statements concerning plans, objectives, projections and expectations relating to the Company’s operations or economic performance, and assumptions related thereto.

Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which the Company competes; competitive conditions in and financial strength of our suppliers and of our retail customers; actions of competitors, customers, suppliers and service providers that may impact the Company’s business; completion of software developed by outside vendors and the related implementation of the Company’s common systems project; the ability to achieve anticipated cost savings from the recent restructuring initiatives; the availability of new acquisitions that increase shareholder value and our ability to integrate new acquisitions successfully; any continuation of hostilities or additional terrorist actions; and the impact of economic and political factors in the markets where the Company competes, such as recession or changes in interest rates, currency exchange rates, price levels, capital market valuations and other external economic and political factors over which we have no control.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the Company’s market risk exposures from what was disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended January 4, 2003.

Item 4 – Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

The term “disclosure controls and procedures” is defined in the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within required time periods.

The Company has had controls and procedures in place for many years for the gathering and reporting of business, financial and other information in our SEC filings. To centralize and formalize this process, we have formed a Disclosure Committee comprised of various members of management. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, this Committee has evaluated the effectiveness of the disclosure controls and procedures at VF and its subsidiaries as of a date within 90 days before the filing of this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the evaluation date that such controls and procedures were operating effectively. Further, they have concluded that there are no significant deficiencies in the design or operation of internal controls that could significantly affect our ability to record, process, summarize or report financial data.

(b)	Changes in internal controls:

Subsequent to the evaluation date referred to above, there have been no significant changes in internal controls or in other factors that could significantly affect those controls.

Part II – Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 22, 2003, the following four nominees to the Board of Directors were elected to serve until the 2006 Annual Meeting:

	Votes For	Votes Withheld

Robert J. Hurst	97,199,936	2,586,384
W. Alan McCollough	97,232,580	2,553,740
M. Rust Sharp	97,206,541	2,579,779
Raymond G. Viault	97,235,031	2,551,289

There were three additional proposals as follows:

•	The proposal requesting approval of the Executive Incentive Compensation Plan, as amended and restated February 11, 2003, was approved by the shareholders. The vote was 95,668,883 for, 3,261,313 against and 856,124 abstaining.

•	The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2003 fiscal year was approved by the shareholders. The vote was 96,781,500 for,

2,363,923 against and 640,847 abstaining.

•	The proposal requesting that the Board of Directors take necessary steps, in compliance with state law and without affecting the unexpired terms of previously elected directors, to declassify the Board for the purpose of director elections was approved by the shareholders. The vote was 51,186,376 for, 39,014,032 against and 940,248 abstaining.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 10 (A) – Second Amended Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

Exhibit 10 (B) – Fourth Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

Exhibit 10 (C) – Seventh Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

Exhibit 10 (D) – Amended and Restated Eighth Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

Exhibit 10 (E) – Amended and Restated Ninth Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

Exhibit 10 (F) – Tenth Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

Exhibit 10 (G) – VF Corporation Executive Incentive Compensation Plan as Amended and Restated February 11, 2003

Exhibit 99.1 – Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 – Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: In a report on Form 8-K dated February 11, 2003, the Company issued a press release announcing its fourth quarter and full year 2002 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

By:	/s/ Robert K. Shearer Robert K. Shearer Vice President - Finance & Global Processes and Chief Financial Officer (Chief Financial Officer)

Date: May 9, 2003
	By:	/s/ Robert A. Cordaro Robert A. Cordaro Vice President - Controller (Chief Accounting Officer)

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

May 9, 2003
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

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

May 9, 2003
/s/ Robert K. Shearer Robert K. Shearer Vice President - Finance & Global Processes and Chief Financial Officer (Principal Financial Officer)