Form 10-Q
period 2003-07-05
V F CORP
filed 2003-08-05
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2003

Commission file number: 1-5256

V. F. CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1180120
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

105 Corporate Center Boulevard
Greensboro, North Carolina 27408
(Address of principal executive offices)

(336) 424-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES   ☑     NO

On August 2, 2003, there were 107,424,585 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

INDEX

Page No.

Part I — Financial Information
Item 1 — Financial Statements
Consolidated Statements of Income:
Three months and six months ended July 5, 2003 and June 29, 2002	3
Consolidated Balance Sheets:
July 5, 2003, January 4, 2003 and June 29, 2002	4
Consolidated Statements of Cash Flows:
Six months ended July 5, 2003 and June 29, 2002	5
Notes to Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	18
Item 4 — Controls and Procedures	18
Part II — Other Information
Item 6 — Exhibits and Reports on Form 8-K	19
Signatures	20

VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	July 5	June 29	July 5	June 29
	2003	2002 *	2003	2002 *

Net Sales	$1,134,742	$1,160,256	$2,384,797	$2,372,518
Costs and Operating Expenses
Cost of products sold	714,011	725,076	1,495,303	1,509,444
Marketing, administrative and general expenses	301,157	288,578	623,491	583,695
Other operating income	(6,039)	(5,324)	(12,369)	(9,821)

	1,009,129	1,008,330	2,106,425	2,083,318

Operating Income	125,613	151,926	278,372	289,200
Other Income (Expense)
Interest income	1,145	1,766	3,275	3,219
Interest expense	(14,235)	(16,493)	(28,433)	(35,333)
Miscellaneous, net	2,207	392	2,938	1,526

	(10,883)	(14,335)	(22,220)	(30,588)

Income from Continuing Operations Before Income Taxes	114,730	137,591	256,152	258,612
Income Taxes	39,785	49,111	89,141	93,085

Income from Continuing Operations	74,945	88,480	167,011	165,527
Discontinued Operations	—	386	—	2,335
Cumulative Effect of Change in Accounting Policy for Goodwill	—	—	—	(527,254)

Net Income (Loss)	$74,945	$88,866	$167,011	$(359,392)

Earnings (Loss) Per Common Share — Basic
Income from continuing operations	$0.69	$0.79	$1.54	$1.45
Discontinued operations	—	—	—	0.02
Cumulative effect of change in accounting policy	—	—	—	(4.80)
Net income (loss)	0.69	0.79	1.54	(3.33)
Earnings (Loss) Per Common Share — Diluted
Income from continuing operations	$0.68	$0.79	$1.51	$1.45
Discontinued operations	—	—	—	0.02
Cumulative effect of change in accounting policy **	—	—	—	(4.66)
Net income (loss) **	0.68	0.79	1.51	(3.18)
Weighted Average Shares Outstanding
Basic	107,412	109,626	107,884	109,793
Diluted	110,088	112,982	110,500	113,185
Cash Dividends Per Common Share	$0.25	$0.24	$0.50	$0.48

*	Reclassified to present the Private Label knitwear and the Jantzen swimwear businesses as discontinued operations.

**	Six months 2002 as restated; see Note H.

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	July 5	January 4	June 29
	2003	2003	2002 *

ASSETS
Current Assets
Cash and equivalents	$204,977	$496,367	$272,199
Accounts receivable, net July 5 - $55,770; Jan 4 - $48,227 June 29 - $52,893	695,499	587,859	640,857
Inventories:
Finished products	789,316	587,954	622,691
Work in process	102,851	110,383	139,112
Materials and supplies	138,764	132,181	130,817

	1,030,931	830,518	892,620
Other current assets	143,839	154,513	154,073
Current assets of discontinued operations	2,809	5,283	20,464

Total current assets	2,078,055	2,074,540	1,980,213
Property, Plant and Equipment	1,561,367	1,539,269	1,556,865
Less accumulated depreciation	1,003,460	972,723	964,100

	557,907	566,546	592,765
Goodwill	481,174	473,355	471,534
Other Assets	399,973	386,204	416,360
Noncurrent Assets of Discontinued Operations	—	2,506	11,461

	$3,517,109	$3,503,151	$3,472,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$60,540	$60,918	$65,302
Current portion of long-term debt	639	778	640
Accounts payable	262,930	298,456	264,924
Accrued liabilities	435,595	502,057	478,882
Current liabilities of discontinued operations	6,930	12,635	26,869

Total current liabilities	766,634	874,844	836,617
Long-term Debt	602,155	602,287	702,777
Other Liabilities	366,744	331,270	246,400
Redeemable Preferred Stock	32,909	36,902	41,700
Common Shareholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding; July 5 — 107,162,394; Jan 4 — 108,525,368; June 29 — 109,181,006	107,162	108,525	109,181
Additional paid-in capital	933,395	930,132	924,159
Accumulated other comprehensive income (loss)	(181,537)	(214,141)	(108,871)
Retained earnings	889,647	833,332	720,370

Total common shareholders’ equity	1,748,667	1,657,848	1,644,839

	$3,517,109	$3,503,151	$3,472,333

*	Reclassified to present the Private Label knitwear and the Jantzen swimwear businesses as discontinued operations.

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended

	July 5	June 29
	2003	2002 *

Operations
Net income (loss)	$167,011	$(359,392)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities of continuing operations:
Discontinued operations	—	(2,335)
Cumulative effect of change in accounting policy	—	527,254
Restructuring costs	—	2,214
Depreciation	51,698	52,461
Other, net	37,413	(480)
Changes in current assets and liabilities:
Accounts receivable	(98,778)	(55,204)
Inventories	(182,189)	(24,899)
Accounts payable	(41,745)	23,452
Other, net	(65,133)	61,338

Cash provided (used) by operating activities of continuing operations	(131,723)	224,409
Investments
Capital expenditures	(45,400)	(22,026)
Business acquisitions	(3,100)	—
Other, net	(7,710)	(4,301)

Cash used by investing activities of continuing operations	(56,210)	(26,327)
Financing
Decrease in short-term borrowings	(2,957)	(11,826)
Payment of long-term debt	(222)	(200,956)
Purchase of Common Stock	(61,400)	(84,850)
Cash dividends paid	(55,165)	(54,190)
Proceeds from issuance of Common Stock	3,840	34,530
Other, net	(338)	(5,623)

Cash used by financing activities of continuing operations	(116,242)	(322,915)
Net Cash Provided (Used) by Discontinued Operations	(1,879)	61,721
Effect of Foreign Currency Rate Changes on Cash	14,664	3,262

Net Change in Cash and Equivalents	(291,390)	(59,850)
Cash and Equivalents — Beginning of Year	496,367	332,049

Cash and Equivalents — End of Period	$204,977	$272,199

*	Reclassified to present the Private Label knitwear and the Jantzen swimwear businesses as discontinued operations.

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Similarly, the 2002 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 5, 2003 are not necessarily indicative of results that may be expected for the year ending January 3, 2004. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 4, 2003.

Certain amounts in the consolidated financial statements as of June 29, 2002 have been reclassified to conform to the current period’s presentation.

Note B — Stock-based Compensation

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

	Second Quarter		Six Months

	2003	2002	2003	2002

Net income (loss), as reported	$74,945	$88,866	$167,011	$(359,392)
Add employee compensation expense for restricted stock grants and stock awards included in reported net income (loss), net of income taxes	860	274	1,531	763
Less total stock-based employee compensation expense determined under the fair value-based method, net of income taxes	(3,962)	(4,060)	(8,012)	(8,179)

Pro forma net income (loss)	$71,843	$85,080	$160,530	$(366,808)

Earnings (loss) per common share:
Basic — as reported	$0.69	$0.79	$1.54	$(3.33)
Basic — pro forma	0.66	0.76	1.48	(3.40)
Diluted — as reported	$0.68	$0.79	$1.51	$(3.18)
Diluted — pro forma	0.65	0.76	1.45	(3.25)

During the first six months of 2003, the Company granted 2,348,480 stock options at prices equal to the market value on the date of grant. Accordingly, no compensation expense was recognized for these options granted. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 2.9%; expected volatility of 36%; risk-free interest rate of 2.6%; and expected average life of 4 years. The resulting fair value of options granted during 2003 was $8.28 per share.

Note C — Discontinued Operations

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

Summarized operating results for these discontinued businesses are as follows (in thousands):

	Second Quarter		Six Months

	2003	2002	2003	2002

Net sales	$—	$33,202	$—	$93,996

Income before income taxes, including gain on sale of Jantzen	$—	$461	$—	$3,519
Income taxes	—	75	—	1,184

Income from discontinued operations	$—	$386	$—	$2,335

Summarized assets and liabilities of the discontinued operations presented in the Consolidated Balance Sheets are as follows (in thousands):

	Second Quarter	Year-end	Second Quarter
	2003	2002	2002

Accounts receivable, net	$1,002	$2,273	$12,089
Inventories	—	—	1,459
Other current assets, primarily deferred income taxes	1,807	3,010	6,916

Current assets of discontinued operations	$2,809	$5,283	$20,464

Property, plant and equipment, net	$—	$2,500	$11,461
Other assets	—	6	—

Noncurrent assets of discontinued operations	$—	$2,506	$11,461

Accounts payable	$—	$133	$1,127
Accrued liabilities	6,930	12,502	25,742

Current liabilities of discontinued operations	$6,930	$12,635	$26,869

Note D — Acquisition

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

Note E — Restructuring Accruals

Activity in the restructuring accruals related to the 2001/2002 Strategic Repositioning Program for continuing operations is summarized as follows (in thousands):

		Facilities	Lease and
		Exit	Contract
	Severance	Costs	Termination	Total

Balance January 4, 2003	$23,041	$882	$4,653	$28,576
Cash payments	(14,368)	(729)	(1,635)	(16,732)
Reduction of accrual	(105)	—	(374)	(479)

Balance July 5, 2003	$8,568	$153	$2,644	$11,365

The Company’s restructuring actions are proceeding as planned. The remaining accruals are expected to be adequate to cover the remaining costs. The majority of the severance and other cash payments will be made by the end of 2003.

Note F — Business Segment Information

Financial information for the Company’s reportable segments is presented below (in thousands). Prior year’s information has been reclassified to present continuing operations and to reflect a change in the basis of allocating certain Corporate information systems expenses to the operating business units.

	Second Quarter		Six Months

	2003	2002 *	2003	2002 *

Net sales:
Consumer Apparel	$855,580	$880,720	$1,815,570	$1,833,817
Occupational Apparel	103,716	115,805	226,571	236,521
Outdoor Apparel and Equipment	120,681	107,320	221,066	194,929
All Other	54,765	56,411	121,590	107,251

Consolidated net sales	$1,134,742	$1,160,256	$2,384,797	$2,372,518

Segment profit:
Consumer Apparel	$107,007	$139,379	$248,289	$276,092
Occupational Apparel	13,792	14,968	32,689	28,614
Outdoor Apparel and Equipment	17,653	9,946	24,564	14,612
All Other	3,327	5,275	12,468	12,688

Total segment profit	141,779	169,568	318,010	332,006
Interest, net	(13,090)	(14,727)	(25,158)	(32,114)
Restructuring charges, net	45	3,165	479	(2,214)
Corporate and other expenses	(14,004)	(20,415)	(37,179)	(39,066)

Income from continuing operations before income taxes	$114,730	$137,591	$256,152	$258,612

*	Reclassified to conform with 2003 presentation.

Restructuring charges for continuing operations, net of reversals, relate to the following segments (in thousands):

	Second Quarter		Six Months

	2003	2002	2003	2002

Consumer Apparel	$—	$(2,328)	$—	$(415)
Occupational Apparel	—	(316)	(374)	3,116
Outdoor Apparel and Equipment	—	(521)	—	(487)
Corporate	(45)	—	(105)	—

Total	$(45)	$(3,165)	$(479)	$2,214

Note G – Capital and Comprehensive Income (Loss)

Common shares outstanding are net of shares held in treasury, and in substance retired, of 33,450,011 at July 5, 2003, 32,233,996 at January 4, 2003 and 31,142,436 at June 29, 2002. In addition, 247,221 shares of VF Common Stock at July 5, 2003, 266,146 shares at January 4, 2003 and 254,613 shares at June 29, 2002 are held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Convertible Preferred Stock, of which 1,065,889 shares were outstanding at July 5, 2003, 1,195,199 at January 4, 2003 and 1,350,483 at June 29, 2002.

Activity for 2003 in the Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows (in thousands):

	Common	Additional	Retained
	Stock	Paid-in Capital	Earnings

Balance January 4, 2003	$108,525	$930,132	$833,332
Net income	—	—	167,011
Cash dividends:
Common Stock	—	—	(53,987)
Series B Convertible Preferred Stock	—	—	(1,178)
Conversion of Preferred Stock	208	—	3,816
Purchase of treasury shares	(1,680)	—	(59,720)
Stock compensation plans, net	109	3,263	373

Balance July 5, 2003	$107,162	$933,395	$889,647

Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders’ equity under generally accepted accounting principles. The Company’s comprehensive income (loss) was as follows (in thousands):

	Second Quarter		Six Months

	2003	2002	2003	2002

Net income (loss)	$74,945	$88,866	$167,011	$(359,392)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	21,059	9,460	24,112	4,418
Derivative hedging contracts, net of income taxes	772	(11,101)	2,213	(10,922)
Unrealized gains (losses) on marketable securities, net of income taxes	2,032	(285)	6,279	673

Comprehensive income (loss)	$98,808	$86,940	$199,615	$(365,223)

Accumulated other comprehensive income (loss) for 2003 is summarized as follows (in thousands):

	Foreign	Minimum
	Currency	Pension	Hedging	Marketable
	Translation	Liability	Contracts	Securities	Total

Balance January 4, 2003	$(80,728)	$(128,494)	$(5,269)	$350	$(214,141)
Other comprehensive income	24,112	—	2,213	6,279	32,604

Balance July 5, 2003	$(56,616)	$(128,494)	$(3,056)	$6,629	$(181,537)

The change in foreign currency translation adjustments in 2003 was due primarily to the weakening of the U.S. dollar in relation to the European euro and other currencies of European countries where the Company has operations.

Note H — Earnings Per Share

Earnings per share from continuing operations are computed as follows (in thousands, except per share amounts):

	Second Quarter		Six Months

	2003	2002	2003	2002

Basic earnings per share:
Income from continuing operations	$74,945	$88,480	$167,011	$165,527
Less Preferred Stock dividends and redemption premium	572	2,659	1,178	6,079

Income available for Common Stock	$74,373	$85,821	$165,833	$159,448

Weighted average Common Stock outstanding	107,412	109,626	107,884	109,793

Basic earnings per share from continuing operations	$0.69	$0.79	$1.54	$1.45

Diluted earnings per share:
Income from continuing operations	$74,945	$88,480	$167,011	$165,527
Increased ESOP expense if Preferred Stock were converted to Common Stock	—	172	—	344

Income available for Common Stock and dilutive securities	$74,945	$88,308	$167,011	$165,183

Weighted average Common Stock outstanding	107,412	109,626	107,884	109,793
Additional Common Stock resulting from dilutive securities:
Preferred Stock	1,707	2,160	1,762	2,202
Stock options and other	969	1,196	854	1,190

Weighted average Common Stock and dilutive securities outstanding	110,088	112,982	110,500	113,185

Diluted earnings per share from continuing operations	$0.68	$0.79	$1.51	$1.45*

*	Reduced due to antidilution

Diluted per share amounts for the six months of 2002 for the cumulative effect of the change in accounting policy have been restated to a charge of $4.66 from $4.80 originally presented in 2002, and for the net loss of $3.18 from $3.33, based on using the weighted average number of Common Stock and dilutive securities outstanding.

Outstanding options to purchase 5.4 million shares and 6.0 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the second quarter and the six months of 2003, respectively, because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 5.7 million shares and 5.6 million shares of Common Stock were excluded for the second quarter and the six months of 2002, respectively.

Note I — Subsequent Events

Subsequent to the end of the second quarter, the Board of Directors declared a regular quarterly cash dividend of $.25 per share, payable on September 19, 2003 to shareholders of record as of the close of business on September 9, 2003.

On July 7, 2003, the Company signed a definitive merger agreement to acquire Nautica Enterprises, Inc. (“Nautica”). Nautica designs, sources and markets sportswear and jeanswear products under the Nautica brand and other brands. Nautica had sales of $694 million in its fiscal year ended March 1, 2003. The total cash purchase price for the common stock is expected to be approximately $579.6 million. In addition, the Company will pay approximately $11.6 million, net of income tax benefits, to cash out employee stock options. The Boards of Directors of both companies have approved the merger. The purchase of Nautica is subject to majority approval by Nautica’s shareholders and receipt of customary regulatory approvals. The Company has obtained commitments from two of Nautica’s officers to vote all of the shares owned by them, representing approximately 10% of Nautica’s outstanding shares, in favor of the merger.

In a separate transaction, the Company entered into an agreement with Mr. David Chu, an officer of Nautica, and David Chu and Company, Inc. to acquire from them all of the rights that they have in an existing royalty agreement with Nautica, in the “Nautica” name and trademark and in the intellectual property owned, held or used by Nautica. Under this agreement, the Company will pay Mr. Chu $38.0 million upon the closing of the transaction and $33.0 million on each of the third and fourth anniversaries of the closing. Mr. Chu will also have the right to receive payments in each of the next five years in the event an annual gross royalty revenue threshold is exceeded. The purchase of Nautica and the separate agreement with Mr. Chu are expected to close in late August 2003.

Part I – Financial Information

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion and Analysis of Results of Continuing Operations

       Consolidated Statements of Income
For the second quarter of 2003, VF reported consolidated income from continuing operations of $74.9 million, equal to $.68 per share, compared with $88.5 million or $.79 per share in the 2002 period. Income from continuing operations decreased 15%, while earnings per share decreased 14%, reflecting the benefit of the Company’s share repurchase program. Operating results in the 2002 quarter included $3.2 million of net restructuring benefit related to the 2001/2002 Strategic Repositioning Program; see Note E. All per share amounts are presented on a diluted basis.

For the first six months of 2003, income from continuing operations was $167.0 million, equal to $1.51 per share, compared with $165.5 million or $1.45 per share. Operating results in the first half of 2002 included $2.2 million of net restructuring costs.

The second quarter and first six months of 2002 included $.4 million and $2.3 million, respectively, of income from discontinued operations, representing less than $.01 per share in the quarter and $.02 per share for the six month period. See Note C for details of discontinued operations. In addition, the six month period in 2002 included a noncash charge of $527.3 million, or $4.66 per share, for the change in accounting policy resulting from the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets. Including the effects of discontinued operations and the change in accounting policy for both the quarter and the six months, net income was $88.9 million, or $.79 per share in the second quarter of 2002, and there was a net loss of $359.4 million, or $3.18 per share, for the first half of 2002.

Sales from continuing operations in the second quarter of 2003 were $1,134.7 million, a 2% decrease from the $1,160.3 million in 2002. For the six month period, sales advanced slightly to $2,384.8 million in 2003, compared with $2,372.5 million in 2002. Also, in translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in relation to most functional currencies where the Company conducts business (primarily the European euro countries) improved 2003 sales comparisons by $28 million relative to the prior year quarter and by $67 million over the prior year six month period. Similarly, foreign currency translation effects had a $.02 per share favorable effect on operating results for the 2003 second quarter and an $.08 per share favorable effect for the six months. Unit sales volume declined by 5% in the quarter and by 4% in the six months of 2003, primarily in the United States.

Gross margin was 37.1% of sales in the 2003 quarter and 37.3% of sales in the six months, compared with 37.5% and 36.4%, respectively, in the 2002 periods. Gross margin in the prior year quarter included a benefit of $3.1 million, or ..3% of sales, related to restructuring actions. For the six months of 2002, gross margin included $1.0 million of net restructuring costs. Overall gross margins for the six months in 2003 benefited from the Strategic Repositioning Program through lower cost sourcing and improved manufacturing efficiencies, offset in part by downtime incurred during 2003 in domestic jeanswear manufacturing plants to help align inventory levels with expected sales volumes.

Marketing, administrative and general expenses were 26.5% of sales in the quarter and 26.1% in the six months, compared with 24.9% in the 2002 quarter and 24.6% in the 2002 six months. The 2002 six month period included costs of $1.2 million, or less than .1% of sales, related to the Strategic Repositioning Program. Expenses as a percent of sales in the 2003 periods increased due to certain higher fixed expenses (for example, pension expense) without a proportionate increase in sales volume.

Net interest expense decreased in 2003 due primarily to lower average borrowings, as $200 million of long-term debt was repaid in February 2002 and $100 million of long-term debt was repaid in September 2002.

The effective income tax rate for the first half of 2003 was 34.8%, compared with 36.0% for the prior year. The effective rate declined in 2003 due to a lower tax rate on foreign earnings and lower foreign operating losses with no related tax benefit.

       Information by Business Segment
The Consumer Apparel segment consists of our jeanswear, women’s intimate apparel and children’s apparel businesses. Overall, segment sales decreased by 5% in the quarter and by 4% in the first half. Segment sales in 2003 included a benefit of 3% in the quarter and the first half from foreign currency translation. Domestic jeanswear sales declined 4% in the quarter and 5% in the first half, resulting from decreases in unit shipments of approximately 3% in both 2003 periods and from a change in sales mix to more seasonable, lower priced products. The decline in unit shipments resulted from the effects of store closings by certain major customers and inventory reduction efforts by retailers, both principally in the mass channel, offset by new product initiatives. Jeanswear sales in international markets increased by 5% in the quarter and 10% in the first half. Jeanswear sales in international markets benefited by 12% over the prior year quarter and the prior year half from foreign currency translation effects. Global intimate apparel sales decreased 3% in the quarter and increased 3% in the first half, including a 4% benefit from foreign currency translation effects in both the quarter and the first half year. Segment profit decreased 23% in the quarter and 10% in the first half. The profit decline was primarily in domestic jeanswear in both the quarter and half year, due to downtime in the second quarter and lower sales volume and changes in product mix in the six months, with a higher percentage of sales of lower margin products such as capris and shorts.

During the first quarter, we announced that we were exploring strategic options for our children’s playwear business; this process is continuing. Playwear sales declined by 10% during the quarter and by 13% in the six months of 2003 compared with the 2002 periods. A small operating profit was earned in both year-to-date periods. A decision to sell this business unit could result in a loss of approximately $7 million and would not have a significant effect on the Company’s financial position or operating results. This business unit had 2002 sales of $173 million of Healthtex® and licensed Nike® branded products.

The Occupational Apparel segment includes the Company’s industrial, career, safety and image apparel businesses. Sales decreased 10% in the quarter and 4% in the first half of 2003, reflecting continued weakness in the manufacturing and transportation sectors and reduced discretionary spending by corporations on image apparel. Segment profit decreased in the quarter due primarily to lower sales volume and increased in the first half of 2003 with higher margins earned due to cost reduction efforts achieved through the Strategic Repositioning Program.

The Outdoor Apparel and Equipment segment consists of the Company’s outdoor-related businesses represented by outerwear, equipment, backpacks and daypacks. Sales increased 12% in the quarter and 13% in the first half, including 5% and 6% benefits from foreign currency translation, respectively. Sales and profits as a percent of sales at The North Face and Eastpak have been advancing in both domestic and international markets since the acquisition of these businesses in 2000. Due to the seasonal nature of the businesses comprising this segment, which have higher second half sales volumes, the level of first half profitability is not indicative of expected full year results.

The All Other segment includes the Company’s licensed sports apparel and distributor knitwear businesses. Sales advanced by 25% in the quarter and 30% in the six months in our licensed sports apparel business unit, led by increased sales under the agreement with the National Football League.

Discussion and Analysis of Financial Condition of Continuing Operations

       Balance Sheets
Accounts receivable at the end of the second quarter of 2003 are higher than the comparable period in 2002, with about one-half of the increase due to foreign currency translation effects and the remainder due to an increase in days’ sales outstanding. Receivables are higher than at the end of 2002 due to seasonal sales patterns and the effects of foreign currency translation. The allowance for bad debts increased during 2003 due to higher receivable balances.

Inventories increased 15% from the comparable date in the prior year. Approximately one-fifth of this increase resulted from foreign currency translation effects, with the balance due primarily to planned increases to support improvements in customer service.

Property, plant and equipment declined over the last year due to depreciation expense exceeding capital spending and the disposition of assets related to the 2002 restructuring actions.

The changes in goodwill resulted from foreign currency translation effects.

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

Long-term debt declined from the level of June 2002 due to the early redemption in September 2002 of $100.0 million of debentures due in 2022.

Other long-term liabilities increased from the balance at June 2002 due to the recognition of $102.6 million long-term portion of minimum pension liability related to the Company’s defined benefit pension plans.

       Liquidity and Cash Flows
The financial condition of the Company is reflected in the following:

	July 5	January 4	June 29
	2003	2003	2002

	(Dollars in millions)
Working capital	$1,311.4	$1,199.7	$1,143.6
Current ratio	2.7 to 1	2.4 to 1	2.4 to 1
Debt to total capital	27.5%	28.6%	31.9%

For the ratio of debt to total capital, debt is defined as interest-bearing obligations and total capital is defined as debt plus common shareholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 20.8% at the end of the second quarter of 2003.

The Company’s primary source of liquidity is cash flow provided by operations. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period. For the first half of 2003, cash used in continuing operations was $131.7 million, as contrasted with higher than normal cash provided by continuing operations of $224.4 million in the prior year period. The difference relates to (1) an expected increase in inventory in the 2003 period compared with a smaller than normal increase in 2002 and (2) a contribution to the Company’s pension plan in 2003 of $75.0 million that had been accrued as part of the current minimum pension liability at the end of 2002.

In addition to cash flow from operations, VF is well positioned to finance its ongoing operations and meet unusual circumstances that may arise. VF maintains a $750.0 million unsecured committed bank facility that expires in July 2004. This bank facility supports a $750.0 million commercial paper program. Any issuance of commercial paper would reduce the amount available under the bank facility. At July 5, 2003, there was $25.0 million of commercial paper borrowings against this facility. Further, under a Registration Statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.

On July 7, 2003, the Company signed a definitive merger agreement to acquire Nautica Enterprises, Inc. (“Nautica”). The total cash purchase price for the common stock is expected to be approximately $579.6 million. In addition, the Company will pay approximately $11.6 million, net of income tax benefits, to cash out employee stock options. In a separate transaction, the Company entered into an agreement with Mr. David Chu, an officer of Nautica, and David Chu and Company, Inc. to acquire from them all of the rights that they have in an existing royalty agreement with Nautica, in the “Nautica” name and trademark and in the intellectual property owned, held or used by Nautica. Under this agreement, the Company will pay Mr. Chu $38.0 million upon the closing of the transaction and $33.0 million on each of the third and fourth anniversaries of the closing. See Note I.

The purchase of Nautica and the separate agreement with Mr. Chu are expected to close in late August 2003. Financing for these transactions will initially be from cash flow provided by operations during the third quarter, plus short-term borrowings of approximately $600 million. The resulting ratio of debt to total capital at closing is expected to remain at or below the Company’s long-term target of 40%. With additional cash flow provided by operations in the fourth quarter, plus cash and equivalents expected to be available from Nautica, the Company expects to repay approximately one-half of the short-term debt associated with the transaction during the fourth quarter of 2003. Accordingly, the ratio of debt to total capital will range between 30 – 35% at the end of 2003.

Following announcement of the agreement to acquire Nautica, on July 9, 2003 Standard & Poor’s Ratings Services affirmed its ‘A minus’ long-term corporate credit and senior unsecured debt ratings for VF, as well as its ‘A-2’ commercial paper rating. Standard & Poor’s ratings outlook is “stable.” Also following announcement of the agreement to acquire Nautica, on July 8, 2003 Moody’s Investors Service placed the ‘A2’ rating for VF’s long-term debt and ‘Prime-1’ rating for VF’s short-term debt on review for possible downgrade based on risks associated with the acquisition, as well as recently acknowledged softness in core businesses. Based on current conditions, we believe that a negative rating change by Moody’s, if one were to occur, from ‘A2’ to ‘A3’ for long-term debt and from ‘Prime-1’ to ‘Prime-2’ for short-term debt would not have a material impact on the Company’s financial results or on the Company’s ability to issue long or short-term debt. Existing debt agreements do not contain acceleration of maturity clauses based on changes in credit ratings.

Since the filing of the Company’s 2002 Annual Report on Form 10-K, other than the financial commitments in connection with the acquisition of Nautica, there have been no material changes relating to the Company’s fixed obligations that require the use of funds or other financial commitments that may require the use of funds. Management believes that VF’s financial condition is strong and that its cash balances, operating cash flows, access to equity capital markets and borrowing capacity, taken as a whole, provide adequate liquidity to meet all of its obligations when due and flexibility to meet investment opportunities that may arise.

Capital expenditures for the full year are expected to be approximately $100 million, compared with $64.5 million in the prior year. Capital spending will be funded by cash flow from operations.

The Company purchased 1.7 million shares of its Common Stock in open market transactions during the first six months of 2003, at an average price of $36.55 per share, representing a total cost of $61.4 million. Under its current authorization from the Board of Directors, the Company may purchase up to an additional 5.3 million shares. Because of the pending acquisition of Nautica, the Company has suspended the share repurchase program.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which the Company competes; competitive conditions in and financial strength of our customers and of our suppliers; actions of competitors, customers, suppliers and service providers that may impact the Company’s business; implementation of the Company’s common information systems; the availability of acquisitions and the Company’s ability to integrate new acquisitions successfully; additional terrorist actions; and the impact of economic and political factors in the markets where the Company competes, such as recession or changes in interest rates, currency exchange rates, price levels, capital market valuations and other external economic and political factors over which we have no control.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the Company’s market risk exposures from what was disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended January 4, 2003.

Item 4 — Controls and Procedures

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

The Company has had controls and procedures in place for many years for the gathering and reporting of business, financial and other information in SEC filings. To centralize and formalize this process, the Company has a Disclosure Committee comprised of various members of management. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, this Committee has evaluated the effectiveness of the disclosure controls and procedures at VF and its subsidiaries as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the evaluation date that such controls and procedures were operating effectively. Further, they have concluded that there are no significant deficiencies in the design or operation of internal controls that could significantly affect our ability to record, process, summarize or report financial data.

(b)	Changes in internal controls:
Subsequent to the evaluation date referred to above, there have been no significant changes in internal controls or in other factors that could significantly affect those controls.

Part II – Other Information

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 – Certification of the principal executive officer, Mackey J. McDonald, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: In a report on Form 8-K dated April 22, 2003, the Company issued a press release setting forth the first quarter 2003 earnings.

In a report on Form 8-K dated June 13, 2003, the Company issued a press release setting forth a revised outlook of operating results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)

	By:	/s/ Robert K. Shearer

Robert K. Shearer Vice President — Finance & Global Processes and Chief Financial Officer (Chief Financial Officer)

Date: August 4, 2003

	By:	/s/ Robert A. Cordaro

Robert A. Cordaro Vice President — Controller (Chief Accounting Officer)