Form 10-Q
period 2003-10-04
V F CORP
filed 2003-11-07
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES [X] NO [  ]

On November 1, 2003, there were 108,062,398 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

INDEX

Page No.
Part I - Financial Information
Item 1 - Financial Statements
Consolidated Statements of Income:
Three months and nine months ended October 4, 2003 and September 28, 2002	3
Consolidated Balance Sheets:
October 4, 2003, January 4, 2003 and September 28, 2002	4
Consolidated Statements of Cash Flows:
Nine months ended October 4, 2003 and September 28, 2002	5
Notes to Consolidated Financial Statements	6
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	22
Item 4 - Controls and Procedures	22
Part II - Other Information
Item 6 - Exhibits and Reports on Form 8-K	23
Signatures	24

VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	October 4	September 28	October 4	September 28
	2003	2002	2003	2002

Net Sales	$1,435,403	$1,400,389	$3,820,200	$3,772,907
Costs and Operating Expenses
Cost of products sold	898,325	871,117	2,393,628	2,380,561
Marketing, administrative and general expenses	341,861	321,027	965,352	904,722
Royalty income and other, net	(9,359)	(8,070)	(21,728)	(17,891)

	1,230,827	1,184,074	3,337,252	3,267,392

Operating Income	204,576	216,315	482,948	505,515
Other Income (Expense)
Interest income	1,337	1,888	4,612	5,107
Interest expense	(14,969)	(21,868)	(43,402)	(57,201)
Miscellaneous, net	(154)	696	2,784	2,222

	(13,786)	(19,284)	(36,006)	(49,872)

Income from Continuing Operations Before Income Taxes	190,790	197,031	446,942	455,643
Income Taxes	65,501	68,467	154,642	161,552

Income from Continuing Operations	125,289	128,564	292,300	294,091
Discontinued Operations	—	(315)	—	2,020
Cumulative Effect of Change in Accounting Policy for Goodwill	—	—	—	(527,254)

Net Income (Loss)	$125,289	$128,249	$292,300	$(231,143)

Earnings (Loss) Per Common Share - Basic
Income from continuing operations	$1.16	$1.16	$2.70	$2.61
Discontinued operations	—	—	—	0.02
Cumulative effect of change in accounting policy	—	—	—	(4.82)
Net income (loss)	1.16	1.16	2.70	(2.19)
Earnings (Loss) Per Common Share - Diluted
Income from continuing operations	$1.14	$1.15	$2.65	$2.60
Discontinued operations	—	—	—	0.02
Cumulative effect of change in accounting policy *	—	—	—	(4.68)
Net income (loss) *	1.14	1.15	2.65	(2.05)
Weighted Average Shares Outstanding
Basic	107,213	108,767	107,660	109,450
Diluted	109,775	111,849	110,259	112,737
Cash Dividends Per Common Share	$0.25	$0.24	$0.75	$0.72

*    Nine months 2002 as restated; see Note J.

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	October 4	January 4	September 28
	2003	2003	2002

ASSETS
Current Assets
Cash and equivalents	$217,491	$496,367	$254,977
Accounts receivable, less allowances of: Oct 4 - $69,528; Jan 4 - $48,227; Sept 28 - $52,821	840,159	587,859	744,918
Inventories:
Finished products	847,762	587,954	628,865
Work in process	93,058	110,383	128,274
Materials and supplies	121,765	132,181	121,497

	1,062,585	830,518	878,636
Other current assets	179,811	154,513	158,389
Current assets of discontinued operations	2,257	5,283	7,343

Total current assets	2,302,303	2,074,540	2,044,263
Property, Plant and Equipment	1,581,200	1,539,269	1,546,326
Less accumulated depreciation	980,792	972,723	976,561

	600,408	566,546	569,765
Intangible Assets	383,366	—	—
Goodwill	677,657	473,355	474,500
Other Assets	317,468	386,204	406,152
Noncurrent Assets of Discontinued Operations	—	2,506	4,178

	$4,281,202	$3,503,151	$3,498,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$224,812	$60,918	$56,768
Current portion of long-term debt	2,117	778	562
Accounts payable	246,337	298,456	270,950
Accrued liabilities	559,954	502,057	576,350
Current liabilities of discontinued operations	5,806	12,635	16,046

Total current liabilities	1,039,026	874,844	920,676
Long-term Debt	910,849	602,287	602,550
Other Liabilities	446,918	331,270	232,588
Redeemable Preferred Stock	31,225	36,902	40,491
Common Shareholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding: Oct 4 - 107,401,351; Jan 4 - 108,525,368; Sept 28 - 108,252,368	107,401	108,525	108,252
Additional paid-in capital	938,260	930,132	926,780
Accumulated other comprehensive income (loss)	(181,821)	(214,141)	(114,280)
Retained earnings	989,344	833,332	781,801

Total common shareholders’ equity	1,853,184	1,657,848	1,702,553

	$4,281,202	$3,503,151	$3,498,858

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended

	October 4	September 28
	2003	2002

Operations
Net income (loss)	$292,300	$(231,143)
Adjustments to reconcile net income (loss) to cash provided by operating activities of continuing operations:
Discontinued operations	—	(2,020)
Cumulative effect of change in accounting policy	—	527,254
Restructuring costs	—	6,227
Depreciation	77,083	80,586
Amortization of intangible assets	1,157	—
Other, net	70,488	(2,918)
Changes in current assets and liabilities:
Accounts receivable	(159,863)	(155,847)
Inventories	(80,291)	(12,142)
Accounts payable	(124,435)	29,735
Other, net	(35,492)	147,790

Cash provided by operating activities of continuing operations	40,947	387,522
Investments
Capital expenditures	(64,023)	(33,774)
Business acquisitions, net of cash acquired	(578,489)	(1,342)
Other, net	(5,412)	(3,463)

Cash used by investing activities of continuing operations	(647,924)	(38,579)
Financing
Increase (decrease) in short-term borrowings	452,360	(19,241)
Payment of long-term debt	(427)	(301,326)
Purchase of Common Stock	(61,400)	(124,623)
Cash dividends paid	(82,595)	(80,961)
Proceeds from issuance of Common Stock	8,562	36,747
Other, net	(338)	(8,021)

Cash provided (used) by financing activities of continuing operations	316,162	(497,425)
Net Cash Provided (Used) by Discontinued Operations	(2,705)	66,255
Effect of Foreign Currency Rate Changes on Cash	14,644	5,155

Net Change in Cash and Equivalents	(278,876)	(77,072)
Cash and Equivalents - Beginning of Year	496,367	332,049

Cash and Equivalents - End of Period	$217,491	$254,977

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Similarly, the 2002 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 4, 2003 are not necessarily indicative of results that may be expected for the year ending January 3, 2004. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 4, 2003.

Note B - Stock-based Compensation

Stock-based compensation is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. For stock option grants, compensation expense is not required, as all options have an exercise price equal to the market value of the underlying common stock at the date of grant. For grants of stock awards, compensation expense equal to the market value of the shares to be issued is recognized over the three-year performance period being measured. For restricted stock grants, compensation expense equal to the market value of the shares at the date of grant is recognized over the vesting period. The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation (in thousands, except per share amounts):

	Third Quarter		Nine Months

	2003	2002	2003	2002

Net income (loss), as reported	$125,289	$128,249	$292,300	$(231,143)
Add (less) employee compensation expense for restricted stock grants and stock awards included in reported net income (loss), net of income taxes	(416)	428	1,115	1,191
Less total stock-based employee compensation expense determined under the fair value-based method, net of income taxes	(2,683)	(4,201)	(10,695)	(12,380)

Pro forma net income (loss)	$122,190	$124,476	$282,720	$(242,332)

Net income (loss) per common share:
Basic - as reported	$1.16	$1.16	$2.70	$(2.19)
Basic - pro forma	1.13	1.13	2.61	(2.29)
Diluted - as reported	$1.14	$1.15	$2.65	$(2.05)
Diluted - pro forma	1.11	1.12	2.56	(2.15)

During the first nine months of 2003, the Company granted 2,448,480 stock options at prices equal to the market value on the date of grants. Accordingly, no compensation expense was recognized for these options granted. The fair value of options at the grant dates was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 2.9%; expected volatility of 36%; risk-free interest rate of 2.6%; and expected average life of 4 years. The resulting weighted-average fair value of the options granted during 2003 was $8.33 per share.

Note C - Acquisition

On August 27, 2003, the Company acquired all of the common stock of Nautica Enterprises, Inc. (Nautica) for a total cash consideration of $594.0 million, plus the assumption of $18.1 million of debt. In addition, costs of $18.9 million were incurred by Nautica to settle stock options outstanding at the date of the transaction. Nautica designs, sources and markets men’s, women’s and children’s sportswear products under the Nautica® brand and other brands. The Nautica® brand is licensed for apparel and accessories in the United States and many international markets, and for home furnishings and accessories in the United States. Nautica provides a growth opportunity in sportswear, a new product category for the Company, and expands the Company’s presence in the department store and specialty store channels of distribution. Operating results of Nautica have been included in the consolidated financial statements since the date of acquisition. In connection with an acquisition made by Nautica in a previous year, additional consideration of up to $21.0 million is payable through 2012 if certain performance standards are met.

In a separate transaction also closing on August 27, 2003, the Company acquired from Mr. David Chu, an officer of Nautica, and from David Chu and Company, Inc., all of their rights to receive 50% of Nautica’s net royalty income, along with their other rights in the “Nautica” name, trademark and intellectual property owned, held or used by Nautica. Under this agreement, the Company paid Mr. Chu $38.0 million at closing and will pay $33.0 million on each of the third and fourth anniversaries of the closing. The future amounts do not bear interest and accordingly were recorded at their present value of $58.3 million. Mr. Chu also has the right to receive payments in each of the next five years in the event an annual gross royalty revenue threshold is exceeded.

The allocation of the purchase price to the assets acquired and liabilities assumed for the two transactions is preliminary and subject to change. The Company is finalizing, with an independent valuation firm, amounts assigned to intangible assets acquired in the above transactions. This preliminary allocation of the purchase price resulted in $382 million allocated to intangible assets (primarily trademarks, licensing contracts and customer relationships), with an offsetting deferred income tax liability of $149 million. In addition, $198 million was allocated to goodwill.

The following pro forma results of operations assume that the Nautica acquisition had occurred at the beginning of 2002:

	Third Quarter		Nine Months

	2003 *	2002	2003 *	2002

Net sales	$1,538,104	$1,605,077	$4,232,999	$4,256,766
Income from continuing operations	115,159	137,441	276,103	284,669
Net income (loss)	115,159	137,126	276,103	(240,565)
Earnings (loss) per common share - basic:
Income from continuing operations	$1.07	$1.24	$2.55	$2.52
Net income (loss)	1.07	1.24	2.55	(2.27)
Earnings (loss) per common share - diluted:
Income from continuing operations	$1.05	$1.23	$2.50	$2.52
Net income (loss)	1.05	1.22	2.50	(2.14)

*	The third quarter and nine months of 2003 exclude $30.1 million (or $.21 basic EPS for both the third quarter and nine months of 2003 and $.20 diluted EPS for both the third quarter and nine months of 2003) for settlement of stock options and other transaction expenses incurred by Nautica related to its acquisition by the Company.

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

The above acquisitions included the deferred payments to David Chu of $58.3 million and the assumption of $19.2 million of debt, which transactions did not require the use of cash.

Note D - Intangible Assets and Goodwill

Activity in the intangible assets and goodwill accounts for the nine months of 2003 primarily relate to the Nautica transactions. The preliminary valuation of the intangible assets is as follows (in thousands):

Intangible assets not subject to amortization - Nautica trademarks	$264,700
Intangible assets subject to amortization - licensing agreements, customer relationships, other trademarks and backlog	119,824
Less accumulated amortization	(1,158)

Net intangible assets as of October 4, 2003	$383,366

Intangible assets subject to amortization are amortized generally using accelerated methods over the estimated periods of benefit. Amortization expense is estimated to be approximately $4 million for the partial year 2003, with the annual expense declining from approximately $6 million to $5 million over the next five years.

Activity in the goodwill accounts is summarized by business segment as follows (in thousands):

		Occupa-	Outdoor
	Consumer	tional	Apparel and	All
	Apparel	Apparel	Equipment	Other	Total

Balance January 4, 2003	$307,997	$30,111	$109,112	$26,135	$473,355
Acquisitions (preliminary allocation)	198,301	—	—	—	198,301
Currency translation	6,001	—	—	—	6,001

Balance October 4, 2003	$512,299	$30,111	$109,112	$26,135	$677,657

Note E - Discontinued Operations

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

Summarized operating results for these discontinued businesses are as follows (in thousands):

	Third Quarter		Nine Months

	2003	2002	2003	2002

Net sales	$—	$3,985	$—	$97,981

Income (loss) before income taxes, including gain on sale of Jantzen	$—	$(604)	$—	$2,915
Income taxes (benefit)	—	(289)	—	895

Income (loss) from discontinued operations	$—	$(315)	$—	$2,020

Summarized assets and liabilities of the discontinued operations presented in the Consolidated Balance Sheets are as follows (in thousands):

	October 4	January 4	September 28
	2003	2003	2002

Accounts receivable, net	$708	$2,273	$3,318
Other current assets, primarily deferred income taxes	1,549	3,010	4,025

Current assets of discontinued operations	$2,257	$5,283	$7,343

Property, plant and equipment, net	$—	$2,500	$4,160
Other assets	—	6	18

Noncurrent assets of discontinued operations	$—	$2,506	$4,178

Accounts payable	$—	$133	$135
Accrued liabilities	5,806	12,502	15,911

Current liabilities of discontinued operations	$5,806	$12,635	$16,046

Note F - Restructuring Accruals

Activity in the restructuring accruals related to the 2001/2002 Strategic Repositioning Program for continuing operations is summarized as follows (in thousands):

		Facilities	Lease and
		Exit	Contract
	Severance	Costs	Termination	Total

Balance January 4, 2003	$23,041	$882	$4,653	$28,576
Cash payments	(17,258)	(744)	(2,070)	(20,072)
Reduction of accrual	(151)	(73)	(374)	(598)

Balance October 4, 2003	$5,632	$65	$2,209	$7,906

The Company’s restructuring actions are proceeding as planned. The remaining accruals are expected to be adequate to cover the remaining costs.

Note G - Business Segment Information

Financial information for the Company’s reportable segments is presented below (in thousands). Nautica is included in the Consumer Apparel segment from the date of acquisition. This acquisition resulted in an additional $290 million of segment assets (which excludes intangible assets, goodwill and deferred income taxes). Prior year’s information has been reclassified to reflect a change in the basis of allocating certain Corporate information systems expenses to the operating business units.

	Third Quarter		Nine Months

	2003	2002	2003	2002

Net sales:
Consumer Apparel	$1,039,075	$1,011,055	$2,854,645	$2,844,872
Occupational Apparel	103,897	116,293	330,468	352,814
Outdoor Apparel and Equipment	211,598	184,430	432,664	379,359
All Other	80,833	88,611	202,423	195,862

Consolidated net sales	$1,435,403	$1,400,389	$3,820,200	$3,772,907

Segment profit:
Consumer Apparel	$151,209	$175,789	$399,498	$451,881
Occupational Apparel	16,339	17,911	49,028	46,525
Outdoor Apparel and Equipment	45,494	40,139	70,058	54,751
All Other	10,972	11,353	23,440	24,041

Total segment profit	224,014	245,192	542,024	577,198
Interest, net	(13,632)	(19,980)	(38,790)	(52,094)
Amortization of intangibles	(1,062)	—	(1,157)	—
Restructuring charges, net	119	(1,394)	598	(3,608)
Corporate and other expenses	(18,649)	(26,787)	(55,733)	(65,853)

Income from continuing operations before income taxes	$190,790	$197,031	$446,942	$455,643

Restructuring charges (reversals) for continuing operations relate to the following segments (in thousands):

	Third Quarter		Nine Months

	2003	2002	2003	2002

Consumer Apparel	$(2)	$1,444	$(2)	$1,029
Occupational Apparel	—	740	(374)	3,856
Outdoor Apparel and Equipment	(73)	(27)	(73)	(514)
Corporate	(44)	(763)	(149)	(763)

Total	$(119)	$1,394	$(598)	$3,608

Note H - Revolving Credit Agreement

During the third quarter of 2003, the Company entered into a new $750.0 million unsecured committed bank facility, which replaces a similar bank facility. This agreement expires in September 2008. The facility supports a $750.0 million commercial paper program. The agreement requires a .09% facility fee and contains various financial covenants, including a requirement that the Company’s ratio of consolidated indebtedness to consolidated capitalization remains below 60%.

Note I - Capital and Comprehensive Income (Loss)

Common shares outstanding are net of shares held in treasury, and in substance retired, of 33,362,324 at October 4, 2003, 32,233,996 at January 4, 2003 and 32,143,643 at September 28, 2002. In addition, 240,238 shares of VF Common Stock at October 4, 2003, 266,146 shares at January 4, 2003 and 258,365 shares at September 28, 2002 are held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Convertible Preferred Stock, of which 1,011,339 shares were outstanding at October 4, 2003, 1,195,199 at January 4, 2003 and 1,311,354 at September 28, 2002.

Activity for 2003 in the Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows (in thousands):

	Common	Additional	Retained
	Stock	Paid-in Capital	Earnings

Balance January 4, 2003	$108,525	$930,132	$833,332
Net income	—	—	292,300
Cash dividends:
Common Stock	—	—	(80,873)
Series B Convertible Preferred Stock	—	—	(1,721)
Conversion of Preferred Stock	295	—	5,429
Purchase of treasury shares	(1,680)	—	(59,720)
Stock compensation plans, net	261	8,128	597

Balance October 4, 2003	$107,401	$938,260	$989,344

Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders’ equity under generally accepted accounting principles. The Company’s comprehensive income (loss) was as follows (in thousands):

	Third Quarter		Nine Months

	2003	2002	2003	2002

Net income (loss)	$125,289	$128,249	$292,300	$(231,143)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(3,525)	(6,105)	20,587	(1,687)
Derivative hedging contracts, net of income taxes	1,199	1,809	3,412	(9,113)
Unrealized gains (losses) on marketable securities, net of income taxes	2,042	(1,113)	8,321	(440)

Comprehensive income (loss)	$125,005	$122,840	$324,620	$(242,383)

Accumulated other comprehensive income (loss) for 2003 is summarized as follows (in thousands):

	Foreign	Minimum
	Currency	Pension	Hedging	Marketable
	Translation	Liability	Contracts	Securities	Total

Balance January 4, 2003	$(80,728)	$(128,494)	$(5,269)	$350	$(214,141)
Other comprehensive income	20,587	—	3,412	8,321	32,320

Balance October 4, 2003	$(60,141)	$(128,494)	$(1,857)	$8,671	$(181,821)

The change in foreign currency translation adjustments in the nine months of 2003 was due primarily to the weakening of the U.S. dollar in relation to the European euro and other currencies of European countries where the Company has operations.

Note J - Earnings Per Share

Earnings per share from continuing operations are computed as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months

	2003	2002	2003	2002

Basic earnings per share:
Income from continuing operations	$125,289	$128,564	$292,300	$294,091
Less Preferred Stock dividends and redemption premium	543	1,740	1,721	7,819

Income available for Common Stock	$124,746	$126,824	$290,579	$286,272

Weighted average Common Stock outstanding	107,213	108,767	107,660	109,450

Basic earnings per share from continuing operations	$1.16	$1.16	$2.70	$2.61

Diluted earnings per share:
Income from continuing operations	$125,289	$128,564	$292,300	$294,091
Increased ESOP expense if Preferred Stock were converted to Common Stock	—	168	—	512

Income available for Common Stock and dilutive securities	$125,289	$128,396	$292,300	$293,579

Weighted average Common Stock outstanding	107,213	108,767	107,660	109,450
Effect of dilutive securities:
Preferred Stock	1,618	2,098	1,714	2,167
Stock options and other	944	984	885	1,120

Weighted average Common Stock and dilutive securities outstanding	109,775	111,849	110,259	112,737

Diluted earnings per share from continuing operations	$1.14	$1.15	$2.65	$2.60

Diluted per share amounts for the nine months of 2002 for the cumulative effect of the change in accounting policy have been restated to a charge of $4.68 from $4.82 originally presented in 2002, and for the net loss of $2.05 from $2.20, based on using the weighted average number of Common Stock and dilutive securities outstanding.

Outstanding options to purchase 5.4 million shares and 5.8 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the third quarter and the nine months of 2003, respectively, because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 5.6 million shares of Common Stock were excluded for both the third quarter and the nine months of 2002.

Note K - Subsequent Events

On October 14, 2003, the Company issued in a Rule 144A / Regulation S offering $300.0 million principal amount of 6.00% unsecured notes due in 2033. Net cash proceeds totaled $292.4 million, after considering original issue discount, offering expenses and a deferred gain of $3.5 million related to settlement of a Treasury rate lock hedging contract that had been entered into in late September. The proceeds were used to repay a similar amount of outstanding commercial paper borrowings. Accordingly, $292.4 million of short-term commercial paper borrowings were reclassified as long-term at October 4, 2003. The Company expects to file a registration statement with the SEC before the end of 2003 to allow note holders to exchange their notes for a new issue of substantially identical notes registered under the Securities Act.

Subsequent to the end of the third quarter, the Board of Directors declared an increase in the quarterly cash dividend rate of $.01 to $.26 per share, payable on December 19, 2003 to shareholders of record as of the close of business on December 9, 2003.

Part I — Financial Information

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion and Analysis of Results of Continuing Operations

Consolidated Statements of Income

For the third quarter of 2003, VF reported consolidated income from continuing operations of $125.3 million, equal to $1.14 per share, compared with $128.6 million or $1.15 per share in the 2002 period. Income from continuing operations decreased 3%, while earnings per share decreased 1%, reflecting the benefit of the Company’s share repurchase program over the last year. Operating results for the quarter included $72 million of sales and $.05 earnings per share benefit from Nautica, acquired on August 27, 2003. See Note C. Operating results in the 2003 third quarter included $12 million of costs related to actions taken to manage capacity and inventory levels. Operating results in the 2002 quarter included $1.4 million of net restructuring charges related to the 2001/2002 Strategic Repositioning Program; see Note G. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in relation to most functional currencies where the Company conducts business (primarily the European euro countries) improved 2003 earnings comparisons by $.04 per share relative to the prior year quarter and by $.12 per share for the nine month period. All per share amounts are presented on a diluted basis.

For the first nine months of 2003, income from continuing operations was $292.3 million, equal to $2.65 per share, compared with $294.1 million or $2.60 per share for the comparable period in 2002. Operating results in the first nine months of 2003 included $21 million of costs related to actions taken to manage capacity and inventory levels, while the comparable 2002 period included $3.6 million of net restructuring costs.

The third quarter of 2002 included $.3 million loss from discontinued operations and the nine months included $2.0 million of income from discontinued operations, representing less than $.01 per share in the quarter and $.02 per share for the nine month period. See Note E for details of discontinued operations. In addition, the nine month period in 2002 included a noncash charge of $527.3 million, or $4.68 per share, for the change in accounting policy resulting from the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets. Including the effects of discontinued operations and the change in accounting policy, net income was $128.2 million, or $1.15 per share, in the third quarter of 2002, and there was a net loss of $231.1 million, or $2.05 per share, for the first nine months of 2002.

Sales from continuing operations in the third quarter of 2003 were $1,435.4 million, a 3% increase from the $1,400.4 million in 2002. Nautica contributed $72 million of sales in the third quarter following the acquisition. For the nine-month period, sales advanced 1% to $3,820.2 million in 2003 including the contribution from Nautica, compared with $3,772.9 million in 2002. The reduced sales in existing business units were due primarily to a 3% decline in unit volume in both the quarter and year-to-date periods. Also, in translating foreign currencies into the U.S. dollar, the weaker U.S. dollar improved 2003 sales comparisons by $29 million relative to the prior year quarter and by $96 million over the prior year nine month period.

Gross margin was 37.4% of sales in the 2003 quarter and 37.3% of sales in the nine months, compared with 37.8% and 36.9%, respectively, in the 2002 periods. Gross margin in the prior year quarter included costs of $.8 million, or .1% of sales, related to restructuring actions. For the nine months of 2002, gross margin included $1.8 million of net restructuring costs, or less than .1% of sales. Overall gross margins for the nine months in 2003 benefited from the Strategic Repositioning Program through lower cost sourcing and improved manufacturing efficiencies, offset in part by $12 million and $21 million of plant closing costs and downtime incurred during the third quarter and nine months, respectively, of 2003 to help align inventory levels with expected sales volumes.

Marketing, administrative and general expenses were 23.8% of sales in the quarter and 25.3% in the nine months, compared with 22.9% in the 2002 quarter and 24.0% in the 2002 nine months. The 2002 quarter and nine month periods included costs of $.6 million and $1.8 million, respectively, or less than .1% of sales, related to the Strategic Repositioning Program. Expenses as a percent of sales in the 2003 periods increased due to certain higher fixed expenses (for example, pension expense) without a proportionate increase in sales volume.

Royalty income and other, net increased in the current quarter from net licensing income of Nautica.

Net interest expense decreased in 2003 due primarily to lower average borrowings, as $200 million of long-term debt was repaid in February 2002 and $100 million of long-term debt was repaid in September 2002. In addition, interest expense in the third quarter of 2002 included $5.0 million related to the redemption premium and write-off of deferred issuance costs on the early repayment of the 9.25% debentures during that quarter. The third quarter of 2003 included $1.1 million of incremental net interest expense related to the acquisition of Nautica.

The effective income tax rate for the first nine months of 2003 was 34.6%, compared with 35.5% for the prior year. The effective rate declined in 2003 due to a lower tax rate on foreign earnings and lower foreign operating losses with no related tax benefit.

Information by Business Segment

The Consumer Apparel segment consists of our jeanswear, women’s intimate apparel and children’s apparel businesses, plus our newly acquired Nautica sportswear business. Overall, segment sales increased 3% in the quarter and increased slightly in the nine months of 2003. Segment sales in 2003 included Nautica sales of $72 million and also included a benefit of 2% in the quarter and 3% in the nine months from foreign currency translation. Domestic jeanswear sales declined 6% in the quarter and nine months, resulting from decreases in unit shipments of approximately 3% in both 2003 periods and from a change in sales mix to more seasonal, lower priced products. The decline in unit shipments resulted from the effects of store closings by two major customers and inventory reduction efforts by retailers, both principally in the mass channel, offset by new product initiatives. Jeanswear sales in international markets were flat in the quarter and increased by 7% in the nine months. Jeanswear sales in international markets benefited by 9% over the prior year quarter and by 11% over the prior year nine months from foreign currency translation effects. Global intimate apparel sales decreased 3% in the quarter and increased 1% in the nine months, including a 2% benefit from foreign currency translation effects in the quarter and a 3% benefit in the nine months. Segment profit decreased 14% in the quarter and 12% in the year-to-date period. The profit decline was primarily in domestic jeanswear in both the quarter and year-to-date periods, due to capacity reduction expenses, downtime, lower sales volume and changes in product mix, with a higher percentage of sales of lower margin products such as capris and shorts. The newly acquired sportswear business contributed $11.4 million of segment profit.

During the first quarter, we announced that we were exploring strategic options for our children’s playwear business. The Company was not able to reach an agreement on the sale of this business during the third quarter and is currently evaluating all alternatives. Although the Playwear assets are fully recoverable based on expected operating performance, if the Company were to decide to exit this business, the loss could be somewhat greater than the $7 million previously disclosed. Any loss would not have a significant effect on the Company’s financial position. Playwear sales declined by 9% during the quarter and by 11% in the nine months of 2003 compared with the 2002 periods. A small operating loss was incurred in the current year-to-date period compared with a breakeven level in 2002. This business unit had 2002 sales of $173 million of Healthtex® and licensed Nike® branded products.

The Occupational Apparel segment includes the Company’s industrial, career, safety and image apparel businesses. Sales decreased 11% in the quarter and 6% in the nine months of 2003, reflecting continued weakness in the manufacturing and transportation sectors and reduced discretionary spending by corporations on image apparel. Segment profit decreased in the quarter due primarily to lower sales volume and increased in the first nine months of 2003 with higher margins earned due to cost reduction efforts achieved through the Strategic Repositioning Program.

The Outdoor Apparel and Equipment segment consists of the Company’s outdoor-related businesses represented by outerwear, equipment, backpacks and daypacks. Sales increased 15% in the quarter and 14% in the nine months, including 4% and 5% benefits from foreign currency translation, respectively. Sales and profits as a percent of sales at The North Face and Eastpak have been advancing in both domestic and international markets since the acquisition of these businesses in 2000.

The All Other segment includes the Company’s licensed sports apparel and distributor knitwear businesses. Sales advanced in the quarter and the nine months in our licensed sports apparel business unit, led by increased sales under the agreement with the National Football League.

Discussion and Analysis of Financial Condition of Continuing Operations

Balance Sheets

Accounts receivable at the end of the third quarter of 2003 were higher than the comparable period in 2002 due to the acquisition of Nautica. Receivables at existing businesses (other than Nautica) were flat, or declined 5% excluding foreign currency translation effects. Receivables are higher than at the end of 2002 due to the acquisition of Nautica, seasonal sales patterns and the effects of foreign currency translation. The allowance for bad debts increased during 2003 due to the acquisition of Nautica and higher receivable balances.

Inventories at October 4, 2003 include those of Nautica. Inventories at existing businesses (other than Nautica) increased by 7% over the comparable date in the prior year, or 5% excluding foreign currency effects. Inventory levels were considered too low to properly service our customers during much of 2002, so there were planned increases to support improvements in customer service during 2003. The Company expects that inventories at existing businesses at the end of 2003 will be only slightly above the prior year-end level.

Other current assets increased from the end of 2002 due to deferred income tax assets recorded as part of the Nautica acquisition.

Property, plant and equipment increased due to the acquisition of Nautica, offset in part by depreciation expense exceeding capital spending over the last year.

Intangible assets relate primarily to the acquisition of Nautica. The increases in goodwill resulted from the acquisition of Nautica and foreign currency translation effects.

Other assets declined at October 4, 2003 due to netting existing noncurrent deferred income tax assets with approximately $120 million of deferred tax liabilities arising from the Nautica acquisition.

Short-term borrowings increased at October 4, 2003 by commercial paper borrowings to fund the acquisition of Nautica. In October 2003, the Company issued $300.0 million principal amount of long-term debt, which was used to repay a portion of these commercial paper borrowings. Accordingly, an amount of commercial paper equal to the net proceeds of the long-term borrowing of $292.4 million has been reclassified to long-term debt. See Note K.

Accounts payable at October 4, 2003, even with the addition of Nautica, is lower than at the other two balance sheet dates. Inventory levels were being increased near the end of 2002 and to a lesser extent in the third quarter of 2002, resulting in higher accounts payable balances at the end of the third and fourth quarters of 2002. On the other hand, inventories were being reduced during the third quarter of 2003, resulting in lower payable balances at the end of that quarter.

Other current liabilities increased from the end of 2002 because of the acquisition of Nautica. The balance at the end of 2002 included a contribution to the pension fund of $75.0 million accrued as part of our minimum pension liability.

Long-term debt at October 4, 2003 included $292.4 million of short-term commercial paper borrowings that were repaid with the proceeds of 6.00%, 30 year notes issued on October 14, 2003. In addition, long-term debt at October 4, 2003 includes $17.8 million of assumed debt of Nautica.

Other long-term liabilities at October 4, 2003 includes $58.5 million of deferred purchase price payable in connection with the acquisition of the Nautica licensing agreement. See Note C. Balances increased from September 2002 to year-end 2002 due to the recognition of $102.6 million for the long-term portion of the minimum pension liability related to the Company’s defined benefit pension plans, with a further increase during 2003 in the minimum pension liability for accrual of the 2003 pension expense.

Liquidity and Cash Flows

The financial condition of the Company is reflected in the following:

	October 4	January 4	September 28
	2003	2003	2002

	(Dollars in millions)
Working capital	$1,263.3	$1,199.7	$1,123.6
Current ratio	2.2 to 1	2.4 to 1	2.2 to 1
Debt to total capital	38.0%	28.6%	27.9%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common shareholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 33.2% at the end of the third quarter of 2003.

The Company’s primary source of liquidity is cash flow provided by operations, supplemented by commercial paper borrowings to meet seasonal working capital requirements. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period. For the first nine months of 2003, cash provided by continuing operations was $40.9 million, as contrasted with higher than normal cash provided by continuing operations of $387.5 million in the prior year period. The difference related to (1) reduction in accounts payable balances during 2003 (see discussion of accounts payable in the above “Balance Sheets” section), (2) higher incentive and other compensation payments during 2003, related to 2002 performance, compared with the prior year, (3) a contribution to the Company’s pension plan in 2003 of $75.0 million compared with a $20.0 million contribution in 2002 and (4) a planned increase in inventory in the 2003 period compared with a smaller than normal increase in 2002. In addition, although Nautica was accretive to earnings in the brief period since its acquisition on August 27, 2003, the business used $15.4 million of cash from operations for this period due to the payment of current liabilities subsequent to the acquisition.

In addition to cash flow from operations, the Company is well positioned to finance its ongoing operations and meet unusual circumstances that may arise. During the third quarter of 2003, the Company entered into a new $750.0 million unsecured committed bank facility that expires in September 2008. This bank facility supports a $750.0 million commercial paper program. Any issuance of commercial paper would reduce the amount available under the bank facility. The agreement requires a .09% facility fee and contains various financial covenants, including a requirement that the Company’s ratio of consolidated indebtedness to consolidated capitalization remain below 60%. At October 4, 2003, there was $486.8 million of commercial paper borrowings against this facility. At that date, $292.4 million of the commercial paper was classified as long-term, as that amount was repaid with proceeds from the sale of 30 year bonds shortly following the end of the quarter. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission, the Company has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.

Effective August 27, 2003, the Company acquired all of the common stock of Nautica. On the same date in a separate transaction, the Company acquired all of the rights held by an officer of Nautica to receive 50% of its net royalty income, plus certain other rights. Funds required for the two transactions were $575.4 million, net of $75.6 million cash acquired. In addition, the transactions involved assumption of $18.1 million of debt and a deferred purchase price of $58.3 million related to the second transaction described above. (See Note C.) Financing for these transactions was initially provided by short-term commercial paper borrowings and available cash balances.

Short-term borrowings at October 4, 2003 consisted of $486.8 million of domestic commercial paper borrowings and $30.4 million of international borrowings. Subsequent to the end of the quarter, the Company issued $300.0 million principal amount of long-term debt and used the net proceeds of $292.4 million to reduce commercial paper borrowings, which amount was reclassified to long-term debt at October 4. (See Note K.) During the fourth quarter of 2003, the Company expects to repay the remaining amount of commercial paper from cash flow provided by operations. Accordingly, the ratio of debt to total capital is expected to range between 30 – 35% at the end of 2003.

Following the acquisition of Nautica, on October 8, 2003 Standard & Poor’s Ratings Services affirmed its ‘A minus’ long-term corporate credit and senior unsecured debt ratings for VF, as well as its ‘A-2’ commercial paper rating. Standard & Poor’s ratings outlook is “stable.” On October 1, 2003, Moody’s lowered the Company’s long-term debt rating to ‘A3’ from ‘A2’ and short-term debt rating to ‘Prime-2’ from ‘Prime-1’ and continued the ratings outlook as ‘negative’. Based on current conditions, we do not believe that the negative rating change by Moody’s will have a material impact on the Company’s ability to issue long or short-term debt. Existing debt agreements do not contain acceleration of maturity clauses based on changes in credit ratings.

Since the filing of the Company’s 2002 Annual Report on Form 10-K, other than the financial commitments in connection with the acquisition of Nautica, there have been no material changes relating to the Company’s fixed obligations that require the use of funds or other financial commitments that may require the use of funds. The Company has the following additional financial commitments at the end of the third quarter of 2003 arising from the acquisition of Nautica (in millions):

	Payments Due by Period

	Total	2003	2004-2005	2006-2007	Thereafter

Long-term debt	$17.8	$0.4	$3.1	$3.3	$11.0
Operating leases	147.7	4.7	36.9	32.6	73.5
Other	58.5	—	—	58.5	—

Total	$224.0	$5.1	$40.0	$94.4	$84.5

Management believes that VF’s financial condition is strong and that its cash balances, operating cash flows, access to equity capital markets and borrowing capacity, taken as a whole, provide adequate liquidity to meet all of its obligations when due and flexibility to meet investment opportunities that may arise.

Capital expenditures for the full year are expected to be approximately $100 million, compared with $64.5 million in the prior year. Capital spending will be funded by cash provided by operations.

The Company purchased 1.7 million shares of its Common Stock in open market transactions during 2003 at an average price of $36.55 per share, representing a total cost of $61.4 million. Under its current authorization from the Board of Directors, the Company may purchase up to an additional 5.3 million shares. Because of the acquisition of Nautica, the Company suspended the share repurchase program near the end of the second quarter.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended January 4, 2003 for a discussion of the Company’s market risk exposures at the end of 2002. On August 27, 2003, the Company acquired Nautica and related rights in transactions funded primarily by issuance of short-term commercial paper. Subsequent to the end of the third quarter, the Company repaid $292.4 million of those borrowings with the proceeds from the sale of 30 year notes at a fixed interest rate of 6.00%. Accordingly, there is no further interest rate risk for this amount. The remaining $224.8 million of short-term borrowings is primarily commercial paper borrowings at interest rates ranging from 1.12% to 1.25%, which rates are variable due to the short-term nature of commercial paper. The effect of a hypothetical 1% change in interest rates on these additional short-term borrowings would not be material. The Company expects to repay its commercial paper borrowings from cash provided by operations during the fourth quarter of 2003.

In addition, the Company has $13.8 million of long-term debt assumed from Nautica that bears interest based on the three month LIBOR rate (1.14% at October 4, 2003) plus 1.00%. To hedge against interest rate fluctuations, the Company has a swap agreement that effectively converts that long-term debt from a variable interest rate to a fixed interest rate of 6.32%. The swap contains a knock-out provision that is activated when the three month LIBOR rate is at or above 7.00%. If the three month LIBOR rate rises above 7.00%, the swap knocks out and the Company will not receive any payments under the agreement until the three month LIBOR rate declines below 7.00%.

Item 4 - Controls and Procedures

Disclosure controls and procedures:

The term “disclosure controls and procedures” as defined in Rule 13 a-15(e) of the Securities Exchange Act of 1934 refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within required time periods.

The Company has had controls and procedures in place for many years for the gathering and reporting of business, financial and other information in SEC filings. To centralize and formalize this process, the Company has a Disclosure Committee comprised of various members of management. Under the supervision of our Chief Executive Officer and Chief Financial Officer, this Committee has evaluated the effectiveness of the disclosure controls and procedures at VF and its subsidiaries as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the Evaluation Date that such controls and procedures were operating effectively.

Changes in internal control over financial reporting:

During the Company’s last fiscal quarter, there have been no changes in the Company’s internal control identified in connection with the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 4(a) - Form of 6% Note due October 15, 2033 for $297,500,000

Exhibit 4(b) - Form of 6% Note due October 15, 2033 for $2,500,000

Exhibit 4(c) - Indenture between the Company and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000 filed on November 8, 2000)

Exhibit 4(d) - Exchange and Registration Rights Agreement dated October 14, 2003

Exhibit 10 - Revolving Credit Agreement, September 25, 2003

Exhibit 31.1 - Certification of the principal executive officer, Mackey J. McDonald, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

In a report on Form 8-K dated July 7, 2003, the Company issued a press release stating that it had signed a definitive merger agreement to acquire Nautica Enterprises, Inc. at a price of $17.00 per share in cash. The press release also stated that the Company had separately entered into an agreement with Mr. David Chu to acquire the rights held by him to receive 50% of its net royalty income, and certain other rights, for a total consideration of $104.0 million payable over 4 years.

In a report on Form 8-K dated July 22, 2003, the Company issued a press release setting forth the second quarter 2003 earnings.

In a report on Form 8-K dated August 18, 2003, the Company issued a press release announcing the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the previously announced merger between Nautica Enterprises, Inc. and VF Corporation.

In a report on Form 8-K dated August 22, 2003, the Company issued a press release announcing the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the previously announced purchase by VF Corporation of David Chu and Company, Inc.’s rights to receive 50% of the net royalty income from licensing the Nautica trademark.

In a report on Form 8-K dated August 27, 2003, the Company issued a press release announcing the acquisition of Nautica Enterprises, Inc. and the acquisition of the rights held by Mr. David Chu to receive 50% of Nautica’s net royalty income.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)

	By:	/s/ Robert K. Shearer

Robert K. Shearer Vice President - Finance & Global Processes and Chief Financial Officer (Chief Financial Officer)

Date: November 7, 2003

	By:	/s/ Robert A. Cordaro

Robert A. Cordaro Vice President - Controller (Chief Accounting Officer)