Form 10-K/A
period 2003-01-04
V F CORP
filed 2004-01-02
CIK 103379

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) YES X NO

The aggregate market value of Common Stock held by nonaffiliates of V.F. Corporation on June 29, 2002 was approximately $3.4 billion, based on the closing price of the shares on the New York Stock Exchange.

As of November 29, 2003, 108,319,994 shares of Common Stock of the registrant were outstanding. In addition, 976,896 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 1,563,034 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant’s Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

Explanatory Note

This Amendment Number 1 to our annual report on Form 10-K for the year ended January 4, 2003 is being filed solely to correct typographical errors in the certification of the principal executive officer and of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This amendment speaks as of the original filing date of our annual report of Form 10-K.

3.	Exhibits

Number	Description

24	Power of attorney (Incorporated by reference to Exhibit 24 to Form 10-K for the year ended January 4, 2003)

99.3	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V.F. CORPORATION

	By:	/s/ Mackey J. McDonald

Mackey J. McDonald Chairman, President and Chief Executive Officer (Chief Executive Officer)

	By:	/s/ Robert K. Shearer

December 31, 2003		Robert K. Shearer Vice President — Finance and Chief Financial Officer (Chief Financial Officer)

	By:	/s/ Robert A. Cordaro

Robert A. Cordaro Vice President — Controller and Chief Accounting Officer (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Robert D. Buzzell*	Director
Edward E. Crutchfield*	Director
Juan Ernesto de Bedout*	Director
Ursula F. Fairbairn*	Director
Barbara S. Feigin*	Director	December 31, 2003
George Fellows*	Director
Daniel R. Hesse*	Director
Robert J. Hurst	Director
W. Alan McCollough*	Director
Mackey J. McDonald*	Director
M. Rust Sharp*	Director
Raymond G. Viault*	Director

* By:	/s/ C. S. Cummings	December 31, 2003
C. S. Cummings, Attorney-in-Fact

3