Form 10-K/A
period 2003-01-04
V F CORP
filed 2004-03-05
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT TO APPLICATION OR REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

V. F. CORPORATION

(Exact name of registrant as specified in its charter)

AMENDMENT NO. 2

     In response to the Securities and Exchange Commission’s periodic review of our filings under the Securities Exchange Act of 1934, the undersigned registrant hereby files Amendment No. 2 to amend the following Items with respect to its Annual Report on Form 10-K for the year ended January 4, 2003 (2002 Form 10-K).

1)	The registrant has revised the Section 302 certifications to read exactly as set forth in Item 601 of Regulation S-K.

2)	The registrant eliminated the dual dating of the Section 302 certifications.

3)	The registrant included its entire 2002 Form 10-K in Amendment No. 2, along with the revised Section 302 certifications.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

V. F. CORPORATION (Registrant)
Date: March 5, 2004	/s/ Robert K. Shearer
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

8-K dated April 6, 1994)

(F)	Form of 6.75% Note due 2005 (Incorporated by reference to Exhibit 4 to Form 8-K dated June 6, 1995)

(G)	Indenture between the Company and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

(H)	Form of 8.10% Note due 2005 (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2000)

(I)	Form of 8.50% Note due 2010 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 2000)

(J)	Rights Agreement, dated as of October 22, 1997, between the Company and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 1 to Form 8-A dated January 23, 1998)

(K)	Amendment No. 1 to Rights Agreement dated as of January 28, 2000, between the Company and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 2 to Form 8-A (Amendment No. 1) dated January 31, 2000)

10	Material contracts:

*(A)	1991 Stock Option Plan (Incorporated by reference to Exhibit A to the 1992 Proxy Statement dated March 18, 1992)

*(B)	1995 Key Employee Restricted Stock Plan (Incorporated by reference to Exhibit 10(U) to Form 10-K for the year ended December 30, 1995)

*(C)	1996 Stock Compensation Plan, as amended (Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2001)

*(D)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

*(E)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001(Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

*(F)	Second Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(H) to Form 10-K for the year ended December 31, 1994)

*(G)	Fourth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 31, 1994)

*(H)	Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 31, 1994)

*(I)	Seventh Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended December 31, 1994)

*(J)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 2001)

*(K)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 29, 2001)

*(L)	Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended December 29, 2001)

*(M)	Amendment to Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to Early Retirement of Mid-Career Senior Management (Incorporated by reference to Exhibit 10(M) to Form 10-K for the year ended December 29, 2001)

*(N)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under the Company’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

*(O)	Form of Change in Control Agreement with Certain Senior Management of the Company or its Subsidiaries (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended September 29, 2001)

*(P)	Form of Change in Control Agreement with Certain Management of the Company or its Subsidiaries (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended September 29, 2001)

*(Q)	Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10® to Form 10-K for the year ended December 31, 1994)

*(R)	Restricted Stock Agreement (Incorporated by reference to Exhibit 10(S) to Form 10-K for the year ended December 31, 1994)

*(S)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 4, 1997)

*(T)	Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the year ended December 29, 2001)

(U)	Revolving Credit Agreement, dated July 15, 1999 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended October 2, 1999)

* Management compensation plans

13	Annual report to security holders

14	Code of Business Conduct

21	Subsidiaries of the Corporation

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Report of PricewaterhouseCoopers LLP on financial statement schedule

24	Power of attorney

31.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

V.F. CORPORATION
	By:	/s/ Mackey J. McDonald
Mackey J. McDonald
Chairman, President and Chief Executive Officer (Chief Executive Officer)

	By:	/s/ Robert K. Shearer
March 5, 2004		Robert K. Shearer
Vice President - Finance and Chief Financial Officer (Chief Financial Officer)

	By:	/s/ Robert A. Cordaro
Robert A. Cordaro
Vice President - Controller and Chief Accounting Officer (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Robert D. Buzzell* (1)	Director
Edward E. Crutchfield*	Director
Juan Ernesto de Bedout*	Director
Ursula F. Fairbairn*	Director
Barbara S. Feigin*	Director	March 20, 2003
George Fellows*	Director
Daniel R. Hesse*	Director
Robert J. Hurst	Director
W. Alan McCollough*	Director
Mackey J. McDonald*	Director
M. Rust Sharp*	Director
Raymond G. Viault*	Director
Clarence Otis, Jr.	Director

*By:	/s/ C. S. Cummings	March 5, 2004
C. S. Cummings, Attorney-in-Fact

(1)	Robert D. Buzzell retired from the Board of Directors effective October 23, 2003