Form 10-K
period 2004-01-03
V F CORP
filed 2004-03-10
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) YES ☒ NO ☐

The aggregate market value of Common Stock held by nonaffiliates of V.F. Corporation on July 5, 2003 was approximately $2,896,000,000, based on the closing price of the shares on the New York Stock Exchange.

As of February 28, 2004, 109,361,025 shares of Common Stock of the registrant were outstanding. In addition, 929,298 shares of Series B ESOP Convertible Preferred Stock of the registrant were outstanding and convertible into 1,486,877 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant’s Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Convertible Preferred Stock.

Documents Incorporated By Reference

Portions of the Annual Report to Shareholders for the fiscal year ended January 3, 2004, a copy of which is filed as Exhibit 13 of this report (in Item 1 in Part I, Items 5, 6, 7, 7A and 8 in Part II and Item 15 in Part IV).

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004 (in Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I

Item 1. Business

VF Corporation, through its operating subsidiaries, designs, manufactures and sources and markets branded jeanswear, sportswear, intimate apparel, outdoor apparel and equipment, occupational apparel and other apparel. VF Corporation, organized in 1899, oversees the operations of its individual businesses, providing them with financial and administrative resources. Unless the context indicates otherwise, the term “VF” or “Company” used herein means VF Corporation and its subsidiaries.

VF manages its business through over 25 consumer-focused marketing units that support specific brands. Management of the individual marketing units has the responsibility to build and develop their brands within guidelines established by Company management. Marketing units with generally similar products have been grouped together into four reportable business segments — Consumer Apparel, Outdoor Apparel and Equipment, Occupational Apparel and All Other.

Certain financial information regarding the Company’s four reportable segments, as well as geographic information and sales by product category, is included in Note R of the consolidated financial statements in VF’s Annual Report to Shareholders for the fiscal year ended January 3, 2004 (the “2003 Annual Report”), which is incorporated herein by reference.

Consumer Apparel Segment

     Jeanswear and related products

In jeanswear, as well as certain other product categories, VF follows a strategy of identifying specific brands to market to a specific channel of distribution. This allows certain products and brands from the Company’s diversified portfolio to be offered to department stores, discount stores or specialty stores. As a result, the Company satisfies the needs of millions of different consumers who shop in various channels of distribution.

Jeanswear and related shirts and other casual products are marketed in the United States and in many international markets. The Lee® and Wrangler® branded products are sold in nearly every developed country in the world.

In the United States, jeanswear products are marketed primarily under the Wrangler®, Lee®, Rustler® and Riders® brands. The Company also markets jeanswear products under the Chic®, Gitano® and Brittania® brands and offers cotton casual pants under the Lee Casuals®, Timber Creek by Wrangler® and Wrangler Khakis® brands.

In domestic markets, Lee® branded products are sold through department stores, national chain stores and specialty stores. Wrangler® westernwear is marketed through western specialty stores. The Wrangler Hero®, Rustler® and Riders® brands are marketed to mass merchant and national and regional discount chains. The Chic®, Gitano® and Brittania® brands are offered to national and regional discount chains. Sales for all brands are generally made directly to retailers through full-time salespersons.

Current market share data indicates that VF has the largest combined unit market share of the U.S. jeanswear market at approximately 20%, with the Wrangler® and Lee® brands having the second and third largest unit shares of national branded jeans in the United States, respectively.

In international markets, the Company’s largest jeanswear business is located in Western Europe, where the Company markets Lee®, Wrangler®, H.I.S®, Hero by Wrangler®, Maverick® and Old Axe® jeanswear and related products. Lee®, Wrangler® and H.I.S® jeanswear products are sold through department stores and specialty stores, while the Hero by Wrangler®, Maverick® and Old Axe® brands are sold to mass market and discount stores. Jeanswear in Europe and in most international markets is fashion-driven and has a higher relative price than similar products in the United States. Jeanswear products are sold to retailers through the Company’s sales forces and independent sales agents.

VF markets the Lee® and Wrangler® brands in Canada and Mexico, and in South America through businesses based in Chile, Brazil and Argentina. These products are sold through department and specialty stores. The Company markets Lee® products in China and launched the Wrangler® brand there during 2003. Also during 2003, VF began selling Lee® and Wrangler® jeanswear products directly to retailers in Russia instead of through distributors.

Lee® brand products are also manufactured and marketed through a 50%-owned joint venture in Spain and Portugal. In foreign markets where the Company does not have owned operations, Lee® and Wrangler® jeanswear and related products are marketed through distributors, agents or licensees.

     Sportswear

In August 2003, VF acquired Nautica Enterprises, Inc. (Nautica) and related rights for a total purchase price of $683.9 million. The Nautica acquisition provides VF with (1) provides a growth platform for sportswear, a new product category for VF, (2) provides broader product capabilities related to a lifestyle brand and (3) a significantly greater presence in the department store and specialty store channels of distribution. The Nautica acquisition is expected to represent approximately $550 million of VF’s 2004 full year sales.

The Nautica® brand is a leading lifestyle brand in the department and specialty store channel of distribution. The principal product line is men’s sportswear, noted for its classic styling. Nautica Competition® is a line of casual apparel for active consumers. Nautica Jeans Company® features fashionable jeanswear and related tops for younger male consumers. Other product lines sold by VF under the Nautica® label include men’s outerwear, underwear and sleepwear and women’s sleepwear.

Nautica operates 115 Nautica® outlet stores in better outlet malls across the United States. These stores carry a complete line of Nautica® merchandise. Products sold in the outlet stores are different from those sold by Nautica to its department and specialty store wholesale customers. Products in the outlet stores are merchandised specifically for the outlets and consist of core styles and successful product offerings sold to wholesale customers in prior seasons. In addition, the stores may carry some Nautica® branded merchandise from licensees to complete the desired product assortment. The retail stores promote the Nautica® brand name and image and are complementary to, but do not compete with, Nautica’s wholesale customers.

An additional component of the Nautica business is licensing. The Nautica® brand is licensed, primarily in the United States, for several apparel categories not produced by the Company (e.g., tailored clothing, dress shirts, women’s swimwear, accessories) and for several nonapparel categories

(e.g., home furnishings, furniture, eyewear, fragrances, watches). In addition, Nautica® apparel and certain nonapparel products are licensed for sale in over 100 countries. Wholesale sales of Nautica® branded products by licensees are in excess of $400 million annually.

As part of the Nautica acquisition, VF acquired the Earl Jean®, the John Varvatos® and the E. Magrath® businesses. Earl Jean® is a premium line of jeans and sportswear marketed in the United States, Europe and Asia. VF is seeking to sell the John Varvatos® line which would have no effect on the Company’s financial position or results of operations. The E. Magrath® business of golf apparel sold through pro shops was absorbed into the All Other apparel business segment.

     Intimate apparel

VF markets women’s intimate apparel under the Vanity Fair®, Lily of France®, Exquisite Form®, and the licensed Tommy Hilfiger® and Natori® labels to department, chain and specialty stores located in the United States. Products include bras, panties, daywear, shapewear and sleepwear. Women’s intimate apparel is also marketed under the Vassarette® and Bestform® brands for sale to the discount store channel of distribution. In 2003, the Company successfully launched the Curvation™ brand for the full-figured woman shopping in the mass channel of distribution. The Company also has a significant private label lingerie business with various national chain, discount and specialty stores in the United States. Products are sold through the Company’s sales force.

In the European market, women’s intimate apparel is marketed to department and specialty stores under the Lou®, Bolero®, Gemma®, Intima Cherry®, Vanity Fair® and Belcor® brands. Intimate apparel is marketed in discount stores under the Variance®, Vassarette® and Bestform® brands. In addition, the Company markets women’s swimwear under the Majestic® and licensed Nike® labels in Europe.

Management believes that the Company is one of the top three marketers of branded intimate apparel in the United States. In international markets, management believes that the Company’s brands occupy the number two market share positions in France and Spain.

     Children’s playwear

Infant and children’s apparel is marketed to department and specialty stores in the United States under the Healthtex® and Lee® brands and under the licensed Nike® label. Management has decided to sell this business considering the increasing presence of private label childrenswear products in department stores and the resulting decline in sales and current operating losses of this business unit. This business had 2003 sales of $141 million. Any effect on VF’s financial position or operating results from the possible disposition of this business would not be significant.

Outdoor Apparel and Equipment Segment

The Outdoor Apparel and Equipment Segment includes VF’s outdoor-related businesses. Product offerings include outerwear, sportswear, footwear, equipment, backpacks and daypacks. The North Face® brand of high performance outdoor apparel and equipment is sold across the United States, Canada, Europe and Asia. The North Face® apparel products consist of outerwear, snowsports gear and functional sportswear. Equipment consists of tents, sleeping bags, backpacks, daypacks and accessories. The North Face® products are designed for extreme applications, such as high altitude mountaineering, and ice and rock climbing, although many consumers who purchase those products use them for less extreme activities. The North Face® brand products are marketed through specialty outdoor and premium sporting goods stores in the United States and Europe and selected department stores in the United States. Products are also sold through seven Company-operated full price retail stores in the United States, including a new store opened in New York City in 2003. In early 2003, the Company introduced a new subbrand, A5™, utilizing natural fabrics and functional styling to be worn by The North Face core consumers as everyday casual, lifestyle apparel.

VF markets JanSport® brand daypacks and luggage sold through department and sports specialty stores and college bookstores in the United States. JanSport® daypacks have a leading market share in the United States. JanSport® and Eastpak® brand daypacks are sold primarily through department and specialty stores in Europe. A more technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. In addition, JanSport® branded fleece casualwear and T-shirts imprinted with college logos are sold through college bookstores and department stores in the United States.

The JanSport® and Eastpak® brands are marketed throughout Asia by licensees and distributors. The North Face® brand is also marketed throughout Asia by licensees and distributors, except in Japan and South Korea where the brand is owned by a third party.

Occupational Apparel Segment

VF produces workwear, career and safety apparel sold under the Red Kap®, Horace Small Apparel Company®, PST® and Bulwark® brands. Over one-half of these sales are to industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Since industrial laundries maintain minimal inventories of work clothes, a supplier’s ability to offer rapid delivery is an important factor in this market. The Company’s commitment to customer service, supported by an automated central distribution center with satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the Red Kap® brand obtain a significant share of the industrial laundry rental business.

VF’s business of selling workwear and career apparel to professional laundries has been declining in recent years, led largely by workforce reductions in the domestic manufacturing sector. This trend is expected to continue. In addition, there has been an ongoing consolidation of the industrial laundry industry, with many in that industry placing greater reliance on their in-house or contract manufacturing and thereby purchasing less from suppliers such as the Company.

To offset some of this decline, the Company also markets corporate image uniforms and casual apparel through its VF Solutions business unit. To better service its national accounts, the Company operates a number of catalog web sites for major business customers such as American Airlines, Federal Express Corporation and BellSouth Corporation and for governmental organizations such as U.S. Customs and the Bureau of Land Management. These web sites give more than 400,000 of their employees the convenience of shopping and paying for their work and career apparel via the internet.

All Other Segment

The All Other segment includes VF’s activewear apparel businesses. The Company designs and markets decorated sports apparel under licenses granted by the four major American professional sports leagues, NASCAR, most major colleges and universities, and other organizations. These sports apparel products for adults and youth are distributed through department, sporting goods and athletic specialty stores under the Lee Sport® and the licensed Chase Authentics® brands. Growth in the last two years has been driven by a five year agreement with the National Football League. Under this agreement, VF is the exclusive supplier for selected men’s and boy’s tops and bottoms decorated with NFL team logos under the NFL Red® brand, which is marketed to mid-tier department stores and specialty stores. NFL White® and CSA® branded products are distributed through mass merchandisers and discount stores. In early 2003, the Company acquired a firm that markets apparel under license from Harley-Davidson Motor Company. Certain of these trademark licensing agreements contain provisions for payment of minimum royalties. Agreements are generally renewable for additional periods. VF also markets blank knitted fleecewear and other knit and woven tops to wholesalers principally under the Lee® brand.

In addition to the Nautica® and The North Face® retail stores discussed above, the Company operates approximately 110 retail outlet stores across the United States and Europe that sell a broad selection of VF products. These stores primarily sell excess quantities of first quality VF products. Retail sales and related cost of goods sold and operating expenses of these outlet stores are reported as part of the operating results of the respective segments.

Raw Materials and Sourcing

Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps and lace). These raw materials are purchased from numerous suppliers. While in some cases the Company has obtained fixed price commitments for up to one year, specific purchase obligations with suppliers are typically limited to the succeeding one to three months. VF does not have any long-term supplier contracts for the purchase of raw materials.

For most domestic operations, VF purchases fabric from several domestic and international suppliers against scheduled production. Purchased fabric is cut and sewn into finished garments in domestic and offshore manufacturing facilities located in Mexico and the Caribbean Basin. In addition, VF contracts the sewing of Company-owned raw materials to independent contractors, primarily in Mexico and the Caribbean Basin. To an increasing extent, VF is using contractors in Asia and the Caribbean Basin who own the raw materials and provide only finished products to the Company.

Over the last several years, the Company has shifted from primarily owned plants in the United States to lower cost offshore locations to support its domestic product needs. At the end of 2003, approximately 95% of the products sold by VF in the United States were obtained from international locations. Of this total, approximately 45% are manufactured in VF-owned facilities in Mexico and the Caribbean Basin, and 50% is sourced from contractors located in Asia, the Caribbean and Mexico.

The current sourcing strategy for products sold in the United States allows VF to balance its needs with a mix of VF-owned and contracted production in the Western Hemisphere, combined with contracted production primarily from Asia. Product obtained from the Western Hemisphere has somewhat higher cost but gives VF greater flexibility, shorter lead times and lower inventory levels as compared with production obtained from the Far East and other more distant resources.

For VF’s international businesses, fabric, thread and trim are purchased from several international suppliers. In the European jeanswear operations, fabric is cut and sewn into finished garments in owned plants located in Malta, Poland and Turkey, with the balance sourced from independent contractors in the Middle East, Africa and the Far East. In the international intimate apparel businesses, fabric is sewn into finished garments in owned plants in Spain and Tunisia, with the remainder manufactured by independent contractors. To obtain a more balanced sourcing mix, European jeanswear and intimate apparel sourcing has been shifting from owned plants in Western Europe to lower cost owned and contracted production outside of Western Europe. For the European outdoor coalition businesses, nearly all products are sourced from contractors located in Asia.

All contracted production must meet VF’s high quality standards. Further, all independent contractors who manufacture products for the Company must be precertified and adhere to the VF Contractor Terms of Engagement. These requirements provide strict standards covering hours of work, age of workers, health and safety conditions and conformity with local laws. Each contractor must be inspected and sign a Terms of Engagement agreement prior to performance of any production on the Company’s behalf. VF periodically audits compliance with these standards.

The Company did not experience difficulty in obtaining its raw material and contracted production needs during 2003. Even though some suppliers are operating in bankruptcy or have experienced financial difficulties, management does not anticipate difficulties in obtaining its raw materials and contracted production requirements during 2004. The loss of any one supplier or contractor would not have a significant adverse effect on the Company’s business.

Imports and Import Restrictions

VF is exposed to the risks of doing business outside of the United States in importing goods from VF-owned facilities in Mexico and the Caribbean Basin and from suppliers in those areas and in Asia, Europe and Africa. These import transactions may be subject to the constraints imposed by bilateral agreements between the United States and a number of governments. These agreements are negotiated either under the framework established by the World Trade Organization or other applicable statutes, and they impose quotas that limit the amount of certain categories of merchandise that may be imported into the United States from these countries. Textile and apparel quotas are currently scheduled to expire as of January 1, 2005; this change may significantly impact sourcing patterns.

Management continually monitors new developments and risks related to duties, tariffs and quotas. In response to the changing import environment resulting from the elimination of quotas, management has chosen to continue its balanced approach to manufacturing and sourcing. The Company limits its sourcing exposure through, among other measures, (1) extensive geographic diversification with a mix of VF-owned and contracted production, (2) allocation of production to merchandise categories where more quota is available and (3) shifts of production among countries and contractors. VF will continue to manage its supply chain from a global perspective and adjust as needed to changes in the quota environment.

The United States and other countries in which VF products are manufactured may impose new quotas, duties, tariffs or other restrictions. Or those countries may alter prevailing quotas or the scheduled elimination of quota or duty or tariff levels. Any of these actions could impact the Company’s ability to import products at current or increased levels.

Seasonality

The apparel industry in the United States has four primary retail selling seasons — Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. Sales to retail customers generally precede the retail selling seasons, although demand peaks have been reduced as more products are being sold on a replenishment basis.

Overall, with its diversified product offerings, VF’s operating results are not highly seasonal. On a quarterly basis, Net Sales range from a low of approximately 23% of full year sales in the second quarter to a high of 28% in the third quarter. Sales of outdoor apparel and equipment are more seasonal in nature, with approximately 36% of outdoor apparel and equipment sales occurring in the third quarter.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods and, accordingly, decreases during the second half. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

Advertising

VF supports its brands through extensive advertising and promotional programs. The Company advertises on national and local radio and television and in consumer and trade publications and participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. The Company sponsors various sporting, music and other special events. These include the Wrangler® National Finals Rodeo and the Lee National Denim Day® fund-raiser for the Susan G. Komen Breast Cancer Foundation. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. The Company spent $258.6 million advertising and promoting its products in 2003, an increase of 6% from the 2002 level.

The Company also participates in various retail customer incentive and “partnership” programs. These incentive programs with retailers include stated discounts, discounts based on the retailer informally agreeing to advertise or promote the products, or margin support funds. VF also offers sales incentive programs directly to consumers in the form of rebate and coupon offers. These sales incentive offers with retailers and with consumers are recognized as sales discounts in arriving at reported Net Sales.

Other Matters

     Competitive Factors

The apparel industry is highly competitive and consists of a number of domestic and foreign companies. Management believes that Sara Lee Corporation is the only U.S. competitor that has sales and assets in the apparel industry greater than those of VF. However, in certain product categories and geographic areas in which the Company operates, there may be several competitors that have more sales and assets than the Company in those categories or geographic areas. In most product categories, there are numerous competing branded products, and in many product categories, there are competing specialty retailer branded products and private label products.

VF competes in its product categories by developing consumer-driven and innovative products at competitive prices, producing high quality merchandise, providing high levels of service, ensuring product availability to the retail sales floor and enhancing recognition of its brands. The Company continually strives to improve upon each of these areas.

     Trademarks and Licenses

Trademarks are of material importance to all of VF’s marketing efforts. VF-owned brands are protected by registration or otherwise in the United States and most other markets where the Company’s brands are sold. These trademark rights are enforced and protected by litigation against infringement as necessary.

VF has granted licenses to other parties to manufacture and sell specified products under the Company’s trademarks in specified geographic areas. These licenses, which typically cover product categories and geographic areas in which the Company does not operate, extend the image of the licensed brands. The agreements are for fixed terms and may include renewal options if sales targets are met. The Company receives royalty payments based on specified percentages of net sales of the licensed products. In addition, the agreements require that the licensees spend certain minimum amounts to advertise the licensed products. In some cases, these advertising amounts are remitted to the Company, who places advertising on behalf of the licensees.

In some instances, VF has entered into license agreements to use the trademarks of others. Apparel is marketed under licenses granted by the National Football League, Major League Baseball, the National Basketball Association, the National Hockey League, NASCAR, NIKE, Inc., Tommy Hilfiger Corporation, Harley-Davidson Motor Company and others. Some of these license arrangements contain minimum annual licensing and advertising commitments. Some are for a short term and may not contain specific renewal options. Management believes that the loss of any license would not have a material adverse effect on the Company.

     Customers

The Company’s customers are primarily department, chain, specialty and discount stores in the United States and in international markets, primarily in Europe. Sales to the Company’s ten largest customers, all of which are retailers based in the United States, amounted to 41% of total sales in 2003 and 42% in 2002 and 2001. Sales to the five largest of those customers amounted to approximately 33% of total sales in 2003 and 34% in the prior two years. Sales to the Company’s largest customer, Wal-Mart Stores, Inc., totaled 16.5% of total sales in 2003, 16.2% in 2002 and 15.1% in 2001, substantially all of which were in the Consumer Apparel segment.

     Employees

VF employed approximately 52,300 men and women as of the end of 2003, of which 17,700 were located in the United States. Approximately 700 employees in the United States are covered by various collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

     Backlog

The dollar amount of backlog of orders as of any date is not material for an understanding of the business of the Company taken as a whole.

Executive Officers of the Company

The following are the executive officers of VF Corporation as of February 20, 2004. The officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

			Period Served
Name	Position	Age	In Such Office(s)
Mackey J. McDonald	Chairman of the Board	57	October 1998 to date
	Chief Executive Officer		January 1996 to date
	President		October 1993 to date
	Director		October 1993 to date

Robert A. Cordaro	Vice President — Controller and	50	February 2001 to date
	Chief Accounting Officer
	Vice President and Chief Financial		October 2003 to date
	Officer — Sportswear Coalition

Candace S. Cummings	Vice President — Administration and General Counsel	56	March 1996 to date
	Secretary		October 1997 to date

George N. Derhofer	Vice President and Chairman -	50	October 2000 to date
	Imagewear Coalition

Terry L. Lay	Vice President and Chairman - International Jeanswear Coalition	56	October 2000 to date
	Chairman — Outdoor Coalition		January 2003 to date

Frank C. Pickard III	Vice President — Treasurer	59	April 1994 to date

John P. Schamberger	Vice President	55	April 1995 to date
	Chairman — North & South America Jeanswear		October 2000 to date Coalition

Robert K. Shearer	Vice President — Finance & Chief Financial Officer	52	July 1998 to date
	Vice President — Global Processes		January 2003 to date

Eric C. Wiseman	Vice President and Chairman - Global Intimate Apparel Coalition	48	October 2000 to date
	Chairman — Sportswear Coalition		August 2003 to date

Mr. McDonald joined the Company’s Lee division in 1983, serving in various management positions until he was named Group Vice President of the Company in 1991, President of the Company in 1993, Chief Executive Officer in 1996 and Chairman of the Board in 1998. Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2004 (“2004 Proxy Statement”).

Mr. Cordaro joined the Company in 1985, serving in various positions until being appointed Assistant Treasurer in 1990. In 1992 he was named Chief Financial Officer of Wrangler Europe and from 1994 to 1996 held the position of Chief Financial Officer of VF Europe. He was named President of VF Asia Pacific in 1997 and was elected Vice President — Controller of the Company in February 2001. In October 2003, he was also named Vice President and Chief Financial Officer of the Sportswear Coalition.

Mrs. Cummings joined the Company as Vice President — General Counsel in 1995 and became Vice President — Administration and General Counsel in 1996 and Secretary in 1997.

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

Mr. Lay joined the Company’s Lee division in 1971 and held various positions in the Company’s Lee, Jantzen and international jeanswear businesses through 1996. He served as President of the Lee division from 1996 until he was elected Vice President of the Company in February 1999. From February 1999 to October 2000, he served as Chairman — International Coalition. He served as Vice President - Global Processes from October 2000 to January 2003. He has served as Chairman - International Jeanswear Coalition since October 2000 and was also elected Chairman — Outdoor Coalition in January 2003.

Mr. Pickard joined the Company in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President - Treasurer in 1994.

Mr. Schamberger joined the Company’s Wrangler division in 1972 and held various positions until his election as President of Wrangler in 1992. He was elected as the Company’s Chairman — North & South America Jeanswear and Workwear Coalitions in 1995 and Vice President of the Company in 1995. Since October 2000, he has been Chairman — North & South America Jeanswear Coalition.

Mr. Shearer joined the Company in 1986 as Assistant Controller and was elected Controller in 1989 and Vice President — Controller in 1994. He has served as Vice President — Finance and Chief Financial Officer since 1998. He served as Chairman — Outdoor Coalition from June 2000 to January 2003. He was also elected as Vice President — Global Processes in January 2003.

Mr. Wiseman joined the Company in 1995 as Executive Vice President of Finance, Operations and Manufacturing at the JanSport division. In January 1998 he became President of the Bestform division and was elected Vice President of the Company and Chairman — Global Intimate Apparel Coalition in October 2000. He was also elected as Vice President — Sportswear Coalition in August 2003.

Cautionary Statement on Forward-looking Statements

Information concerning forward-looking statements is incorporated herein by reference to “Cautionary Statement on Forward-Looking Statements” in the 2003 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Item 2. Properties.

VF owns most of its facilities used in manufacturing and distribution activities. Certain other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for VF’s needs. Manufacturing and distribution facilities being utilized at the end of 2003 are summarized below by reportable segment:

Square
Footage
Consumer Apparel	12,300,000
Occupational Apparel	1,100,000
Outdoor Apparel and Equipment	800,000
All Other	1,100,000

15,300,000

In addition, VF also owns or leases various administrative and office space having 2,200,000 square feet of space and owns or leases 3,900,000 square feet that are used for outlet and other retail locations. Approximately 79% of the outlet space is used for selling and warehousing VF’s products, with the balance consisting of space leased to tenants and common areas. In addition to the above, VF owns facilities having 600,000 square feet of space formerly used in operations but now held for sale.

Item 3. Legal Proceedings.

There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which VF or any of its subsidiaries is a party or to which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

Information concerning the market and price history of the Company’s Common Stock, plus dividend information, is incorporated herein by reference to “Quarterly Results of Operations” and “Investor Information — Common Stock, Shareholders of Record, Dividend Policy, Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information” in the 2003 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Item 6. Selected Financial Data.

Selected financial data for the Company for each of its last five fiscal years is incorporated herein by reference to “Financial Summary” in the 2003 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A discussion of the Company’s financial condition and results of operations is incorporated herein by reference to the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2003 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

A discussion of the Company’s market risks is incorporated herein by reference to “Risk Management” in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2003 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Item 8. Financial Statements and Supplementary Data.

Financial statements of VF, together with the report thereon of PricewaterhouseCoopers LLP dated February 11, 2004, and specific supplementary financial information, are incorporated herein by reference to the 2003 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of January 3, 2004. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that VF’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Additionally, the disclosure controls and procedures were adequate to ensure that information is accumulated and communicated to VF’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There was no change in VF’s internal controls during the fiscal quarter ended January 3, 2004 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company.

Information regarding our Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of the Company.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2004 Proxy Statement under the caption “Election of Directors”, and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included in the 2004 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

VF has adopted a written code of ethics, “VF Corporation Code of Business Conduct,” that is applicable to all VF directors, officers and employees, including VF’s chief executive officer, chief financial officer, chief accounting officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the Securities and Exchange Commission’s rules and regulations a copy of the code was filed as Exhibit 14 to the 2002 Form 10-K, is incorporated into this report by reference, and is posted on our website, www.vfc.com. VF will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.vfc.com.

Item 11. Executive Compensation.

Information required by Item 11 of this Part III is included in the 2004 Proxy Statement under the caption “Executive Compensation” (excluding the Compensation Committee Report) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of this Part III is included in the 2004 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by Item 13 of this Part III is included in the 2004 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Item 14 of this Part III is included in the 2004 Proxy Statement under the caption “Professional Fees of PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

1.	Financial statements — Included in Exhibit 13, the 2003 Annual Report, and incorporated by reference in Item 8 of this report:

Consolidated balance sheets — January 3, 2004 and January 4, 2003

Consolidated statements of income — Fiscal years ended January 3, 2004, January 4, 2003 and December 29, 2001

Consolidated statements of comprehensive income — Fiscal years ended January 3, 2004, January 4, 2003 and December 29, 2001

Consolidated statements of cash flows — Fiscal years ended January 3, 2004, January 4, 2003 and December 29, 2001

Consolidated statements of common stockholders’ equity — Fiscal years ended January 3, 2004, January 4, 2003 and December 29, 2001

Notes to consolidated financial statements

Report of independent auditors

2.	Financial statement schedules — The following consolidated financial statement schedule is included herein:

Schedule II — Valuation and qualifying accounts Report of independent auditors on financial statement schedule

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

Number	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession:

(A)	Agreement and Plan of Merger dated as of July 7, 2003 among Nautica, VF Corporation and Voyager Acquisition Corporation (Incorporated by reference to Exhibit 2.1 to Form 8-K dated July 7, 2003)

3	Articles of incorporation and bylaws:

(A)	Articles of Incorporation, as amended and restated as of April 18, 1986 (Incorporated by reference to Exhibit 3(A) to Form 10-K for the year ended January 4, 1992)

(B)	Articles of Amendment amending Article Fifth of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(B) to Form 10-Q for the quarter ended March 4, 1998)

(C)	Statement with Respect to Shares of Series B ESOP Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K dated January 22, 1990)

(D)	Articles of Amendment with Respect to Designation of Series A Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

(E)	Bylaws, as amended through April 20, 1999 and as presently in effect (Incorporated by reference to Exhibit 3(E) to Form 10-K for the year ended January 1, 2000)

4	Instruments defining the rights of security holders, including indentures:

(A)	A specimen of the Company’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

(B)	A specimen of the Company’s Series B ESOP Convertible Preferred Stock certificate (Incorporated by reference to Exhibit 4(B) to Form 10-K for the year ended December 29, 1990)

(C)	Indenture between the Company and Morgan Guaranty Trust Company of New York, dated January 1, 1987 (Incorporated by reference to Exhibit 4.1 to Form S-3 Registration No. 33-10939)

(D)	First Supplemental Indenture between the Company, Morgan Guaranty Trust Company of New York and United States Trust Company of New York, dated September 1, 1989 (Incorporated by reference to Exhibit 4.3 to Form S-3 Registration No. 33-30889)

(E)	Second Supplemental Indenture between the Company and United States Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 6, 1994)

(F)	Form of 6.75% Note due 2005 (Incorporated by reference to Exhibit 4 to Form 8-K dated June 6, 1995)

(G)	Indenture between the Company and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

(H)	Form of 8.10% Note due 2005 (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2000)

(I)	Form of 8.50% Note due 2010 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 2000)

(J)	Rights Agreement, dated as of October 22, 1997, between the Company and First

Chicago Trust Company of New York (Incorporated by reference to Exhibit 1 to Form 8-A dated January 23, 1998)

(K)	Amendment No. 1 to Rights Agreement dated as of January 28, 2000, between the Company and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 2 to Form 8-A (Amendment No. 1) dated January 31, 2000)

(L)	Form of 6% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4(a) to Form 10-Q for the quarter ended October 4, 2003).

(M)	Form of 6% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4(b) to Form 10-Q for the quarter ended October 4, 2003).

(N)	Exchange and Registration Rights Agreement dated October 14, 2003 (Incorporated by reference to Exhibit 4(d) to Form 10-Q for the quarter ended October 4, 2003).

10	Material contracts:

*(A)	1991 Stock Option Plan (Incorporated by reference to Exhibit A to the 1992 Proxy Statement dated March 18, 1992)

*(B)	1995 Key Employee Restricted Stock Plan (Incorporated by reference to Exhibit 10(U) to Form 10-K for the year ended December 30, 1995)

*(C)	1996 Stock Compensation Plan, as amended (Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2001)

*(D)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

*(E)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

*(F)	Second Amended Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended April 5, 2003)

*(G)	Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended April 5, 2003)

*(H)	Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 31, 1994)

*(I)	Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company’s

Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(C) to Form 10-Q for the quarter ended April 5, 2003)

*(J)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code (Incorporated by reference to Exhibit 10(D) to Form 10-Q for the quarter ended April 5, 2003)

*(K)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10(E) to Form 10-Q for the quarter ended April 5, 2003)

*(L)	Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10(F) to Form 10-Q for the quarter ended April 5, 2003)

*(M)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under the Company’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

*(N)	Form of Change in Control Agreement with Certain Senior Management of the Company or its Subsidiaries (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended September 29, 2001)

*(O)	Form of Change in Control Agreement with Certain Management of the Company or its Subsidiaries (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended September 29, 2001)

*(P)	Executive Incentive Compensation Plan as Amended and Restated February 11, 2003 (Incorporated by reference to Exhibit 10(G) to Form 10-K for the quarter ended April 5, 2003)

*(Q)	Restricted Stock Agreement (Incorporated by reference to Exhibit 10(S) to Form 10-K for the year ended December 31, 1994)

*(R)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 4, 1997)

*(S)	Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the year ended December 29, 2001)

*(T)	2004 Mid-Term Incentive Plan, a subplan under the 1996 stock compensation plan.

(U)	Revolving Credit Agreement, September 25, 2003 (Incorporated by reference to Exhibit 10 to the Form 10-Q for the quarter ended October 4, 2003).

*	Management compensation plans

13	Annual report to security holders

14	Code of Business Conduct (Incorporated by reference to Exhibit 14 to Form 10-K for the year ended January 4, 2003)

21	Subsidiaries of the Corporation

23	Consent of Independent Accountants

24	Power of attorney

31.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(B) Reports on Form 8-K:

In a report on Form 8-K dated October 23, 2003, the Company issued a press release setting forth the third quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V.F. CORPORATION
	By:	/s/ Mackey J. McDonald Mackey J. McDonald Chairman, President and Chief Executive Officer (Chief Executive Officer)
March 10, 2004	By:	/s/ Robert K. Shearer Robert K. Shearer Vice President - Finance and Chief Financial Officer (Chief Financial Officer)
	By:	/s/ Robert A. Cordaro Robert A. Cordaro Vice President - Controller and Chief Accounting Officer (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Edward E. Crutchfield*	Director
Juan Ernesto de Bedout*	Director
Ursula F. Fairbairn*	Director
Barbara S. Feigin*	Director	March 10, 2004
George Fellows*	Director
Daniel R. Hesse*	Director
Robert J. Hurst*	Director
W. Alan McCollough*	Director
Mackey J. McDonald*	Director
Clarence Otis, Jr.*	Director
M. Rust Sharp*	Director
Raymond G. Viault*	Director

* By:	/s/ C. S. Cummings	March 10, 2004

C. S. Cummings, Attorney-in-Fact

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors of VF Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 11, 2004 appearing in the 2003 Annual Report to Shareholders of VF Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 11, 2004

VF CORPORATION
Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
		(1)	(2)
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts		Deductions		End of
Description	of Period	Expenses	Describe		Describe		Period
	(Dollars in thousands)
Fiscal year ended January 3, 2004
Allowance for doubtful accounts	$48,227	11,197	11,094	(C)	4,749	(A)	$65,769

Valuation allowance for deferred income tax assets	$69,115	2,475	—		3,780	(B)	$67,810

Fiscal year ended January 4, 2003
Allowance for doubtful accounts	$60,449	18,490	—		30,712	(A)	$48,227

Valuation allowance for deferred income tax assets	$68,905	7,531	—		7,321	(B)	$69,115

Fiscal year ended December 29, 2001
Allowance for doubtful accounts	$51,627	28,710	—		19,888	(A)	$60,449

Valuation allowance for deferred income tax assets	$57,033	17,252	—		5,380	(B)	$68,905

(A) Deductions include accounts written off, net of recoveries, and the effect of foreign currency translation.

(B) Deductions relate to circumstances where it is more likely than not that deferred tax assets will be realized.

(C) Addition due to the acquisition of Nautica Enterprises, Inc. on August 27, 2003.