Form 10-Q
period 2004-03-31
V F CORP
filed 2004-05-10
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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
YES ☑   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES ☑   NO ☐

On April 24, 2004, there were 109,870,706 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)

VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 3	April 5
	2004	2003
Net Sales	$1,432,669	$1,250,055
Costs and Operating Expenses
Cost of goods sold	878,393	781,292
Marketing, administrative and general expenses	394,957	322,334
Royalty income and other	(13,240)	(6,330)

	1,260,110	1,097,296

Operating Income	172,559	152,759
Other Income (Expense)
Interest income	1,847	2,130
Interest expense	(18,628)	(14,198)
Miscellaneous, net	1,607	731

	(15,174)	(11,337)

Income Before Income Taxes	157,385	141,422
Income Taxes	53,511	49,356

Net Income	$103,874	$92,066

Earnings Per Common Share
Basic	$0.95	$0.84
Diluted	0.93	0.83
Weighted Average Shares Outstanding
Basic	108,730	108,356
Diluted	111,515	110,943
Cash Dividends Per Common Share	$0.26	$0.25

See notes to consolidated financial statements.

Consolidated Balance Sheets

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	April 3	January 3	April 5
	2004	2004	2003
ASSETS
Current Assets
Cash and equivalents	$551,688	$514,785	$265,340
Accounts receivable, less allowances of:
April 3 - $70,760; Jan 3 - $65,769 April 5 - $54,463	747,337	633,863	688,908
Inventories:
Finished products	658,075	714,867	652,648
Work in process	95,138	91,593	104,884
Materials and supplies	119,355	126,525	136,584

	872,568	932,985	894,116
Other current assets	125,937	126,898	147,234

Total current assets	2,297,530	2,208,531	1,995,598
Property, Plant and Equipment	1,564,833	1,559,846	1,543,312
Less accumulated depreciation	985,446	968,166	982,763

	579,387	591,680	560,549
Intangible Assets	317,293	318,634	2,037
Goodwill	700,170	700,972	475,885
Other Assets	498,541	425,735	398,202

	$4,392,921	$4,245,552	$3,432,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$36,587	$33,948	$58,553
Current portion of long-term debt	1,143	1,144	782
Accounts payable	256,899	315,219	235,758
Accrued liabilities	510,085	521,546	448,428

Total current liabilities	804,714	871,857	743,521
Long-term Debt	956,731	956,383	602,172
Other Liabilities	475,060	436,018	346,818
Redeemable Preferred Stock	28,289	29,987	35,091
Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
April 3 - 109,457,885; Jan 3 - 108,170,091; April 5 - 107,848,234	109,458	108,170	107,848
Additional paid-in capital	1,010,395	964,990	931,094
Accumulated other comprehensive income (loss)	(135,529)	(189,455)	(205,400)
Retained earnings	1,143,803	1,067,602	871,127

Total common stockholders’ equity	2,128,127	1,951,307	1,704,669

	$4,392,921	$4,245,552	$3,432,271

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	April 3	April 5
	2004	2003
Operations
Net income	$103,874	$92,066
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation	23,963	27,889
Amortization	5,040	2,564
Provision for doubtful accounts	5,615	6,019
Pension funding in excess of expense	(41,182)	(60,655)
Other, net	9,442	13,656
Changes in current assets and liabilities:
Accounts receivable	(122,846)	(100,528)
Inventories	58,486	(54,704)
Accounts payable	(57,504)	(65,683)
Other, net	57,998	3,261

Cash provided (used) by operating activities of continuing operations	42,886	(136,115)
Investments
Capital expenditures	(13,036)	(25,528)
Business acquisitions, net of cash acquired	—	(2,914)
Software purchases	(1,418)	(1,215)
Other, net	377	(4,780)

Cash used by investing activities of continuing operations	(14,077)	(34,437)
Financing
Increase (decrease) in short-term borrowings	3,247	(4,119)
Payments on long-term debt	(492)	(102)
Purchase of Common Stock	—	(28,562)
Cash dividends paid	(28,941)	(27,750)
Proceeds from issuance of Common Stock	41,986	455
Other, net	(418)	—

Cash provided (used) by financing activities of continuing operations	15,382	(60,078)
Net Cash Used by Discontinued Operations	(3,136)	(3,651)
Effect of Foreign Currency Rate Changes on Cash	(4,152)	3,254

Net Change in Cash and Equivalents	36,903	(231,027)
Cash and Equivalents — Beginning of Year	514,785	496,367

Cash and Equivalents — End of Period	$551,688	$265,340

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Similarly, the 2003 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 3, 2004 are not necessarily indicative of results that may be expected for the year ending January 1, 2005. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended January 3, 2004.

Note B — Stock-based Compensation

Stock-based compensation is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. For stock option grants, compensation expense is not required, as all options have an exercise price equal to the market value of the underlying common stock at the date of grant. For grants of stock awards, compensation expense equal to the market value of the shares expected to be issued is recognized over the three-year performance period being measured. For restricted stock grants, compensation expense equal to the market value of the shares at the date of grant is recognized over the vesting period. The following table presents the effect on net income and earnings per share if VF had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation (in thousands, except per share amounts):

	First Quarter
	2004	2003
Net income, as reported	$103,874	$92,066
Add employee compensation expense for restricted stock grants and stock awards included in reported net income, net of income taxes	1,374	671
Less total stock-based employee compensation expense determined under the fair value-based method, net of income taxes	(4,353)	(4,050)

Pro forma net income	$100,895	$88,687

Net income per common share:
Basic — as reported	$0.95	$0.84
Basic — pro forma	0.92	0.81
Diluted — as reported	$0.93	$0.83
Diluted — pro forma	0.90	0.80

During the first three months of 2004, VF granted 1,755,890 stock options at prices equal to the market value on the date of grant. Accordingly, no compensation expense was recognized for these options granted. The fair value of options at the grant dates was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 2.4%; expected volatility of 35%; risk-free interest rate of 2.6%; and expected average life of 4 years. The resulting weighted-average fair value of the options granted during 2004 was $11.64 per share.

Also during the first quarter of 2004, VF granted 280,007 stock awards having a grant date fair value per award of $43.18. Compensation expense for stock awards is recognized in the income statement over the vesting period. Because of the greater number of stock awards granted in 2004 compared with prior years, the amount of compensation expense to be recognized in the income statement during 2004 is expected to be higher than in prior years. The number of stock options granted in 2004, for which compensation expense is not recognized in the income statement, was less than amounts granted in prior years.

Note C — Acquisitions

On August 27, 2003, VF acquired all of the common stock of Nautica Enterprises, Inc. (Nautica) for a total cash consideration of $587.6 million. In a separate transaction also closing on August 27, 2003, VF acquired from Mr. David Chu, an officer of Nautica, and from David Chu and Company, Inc., all of their rights to receive 50% of Nautica’s net royalty income, along with their other rights in the Nautica® name, trademarks and intellectual property owned, held or used by Nautica. Under this agreement, VF paid Mr. Chu $38.0 million at closing and will pay $33.0 million on each of the third and fourth anniversaries of the closing. The following pro forma results of operations assume that the acquisitions of Nautica and of the rights from Mr. Chu had occurred at the beginning of 2003 (in thousands, except per share amounts):

First Quarter
2003
Net sales	$1,417,008
Net income	87,624
Earnings per common share
Basic	$0.80
Diluted	0.79

VF accrued various restructuring charges in connection with these acquisitions. The charges relate to severance and lease termination costs. Except for lease termination liabilities, remaining cash payments related to these actions will be substantially completed during 2004. Activity in the restructuring accruals is summarized as follows (in thousands):

		Facilities	Lease
	Severance	Exit Costs	Termination	Total
Balance, January 3, 2004	$6,044	$403	$12,948	$19,395
Additional accrual	1,211	—	—	1,211
Noncash charges to accrual	—	(345)	—	(345)
Cash payments	(785)	(58)	(522)	(1,365)

Balance, April 3, 2004	$6,470	$—	$12,426	$18,896

Note D — Intangible Assets

	April 3, 2004
	Weighted	Gross		Net
	Average	Carrying	Accumulated	Carrying
Dollars in thousands	Life *	Amount	Amortization	Amount
Amortizable intangible assets:
License agreements	30 years	$89,500	$2,078	$87,422
Customer relationships	24 years	10,200	387	9,813
Other	5 years	5,090	2,432	2,658

Total amortizable intangible assets, net				99,893
Indefinite-lived intangible assets:
Nautica trademarks				217,400

Total intangible assets, net				$317,293

* Amortization of license agreements and customer relationships — accelerated methods; other — straight-line method.

Amortization expense for the first quarter of 2004 was $1.3 million. Estimated amortization expense for the year 2004 is $5.4 million.

Note E — Goodwill

		Outdoor
	Consumer	Apparel and	Occupational	All
In thousands	Apparel	Equipment	Apparel	Other	Total
Balance, January 3, 2004	$535,614	$109,112	$30,111	$26,135	$700,972
Purchase price adjustments	410	—	—	—	410
Currency translation	(936)	(276)	—	—	(1,212)

Balance, April 3, 2004	$535,088	$108,836	$30,111	$26,135	$700,170

Note F — Discontinued Operations and Assets Held for Sale

As part of the Strategic Repositioning Program in 2001, management announced plans to exit the Private Label knitwear business and the Jantzen swimwear business. These businesses have been liquidated or sold. There were no operating results for these discontinued businesses during 2003 and the first quarter of 2004. Summarized assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets are as follows (in thousands):

	April 3	January 3	April 5
	2004	2004	2003
Accounts receivable, net	$—	$723	$1,395
Other current assets, primarily deferred income taxes	—	1,873	2,327
Property, plant and equipment, net	—	—	2,500
Other assets	—	—	2

	$—	$2,596	$6,224

Accounts payable	$—	$—	$81
Accrued liabilities	—	5,916	8,308

	$—	$5,916	$8,389

The children’s playwear business (consisting of the Healthtex® and licensed Nike® brands) and the John Varvatos® brand business (acquired as part of the Nautica acquisition) are held for sale at April 3, 2004 and are being actively marketed. The children’s playwear business was sold in May 2004; see Note K. VF currently anticipates concluding negotiations for the sale of the John Varvatos® business in the second quarter of 2004. These businesses contributed sales of $42.3 million and operating loss of $4.9 million in the first quarter of 2004 and sales of $39.3 million and operating income of $1.4 million in the first quarter of 2003. Assets and liabilities of these two businesses included in the Consolidated Balance Sheets are summarized as follows (in thousands):

	April 3	January 3	April 5
	2004	2004	2003
Accounts receivable, net	$12,490	$12,958	$17,640
Inventories	25,138	35,082	31,736
Property, plant and equipment, net	12,893	14,305	19,218
Other current assets, primarily deferred income taxes	7,273	7,521	5,492

	$57,794	$69,866	$74,086

Accounts payable	$7,033	$11,162	$7,555
Accrued liabilities	8,613	7,274	8,657

	$15,646	$18,436	$16,212

Note G — Pension Plans

VF uses a September 30 measurement date for its two defined benefit pension plans. Accordingly, financial information related to VF’s defined benefit pension plans included in the January 3, 2004 balance sheet was based on an actuarial valuation as of September 30, 2003. In December 2003, management approved two amendments to VF’s defined benefit pension plans. These amendments involved (1) a change in the method of computing participants’ career average earnings for determination of pension benefits and (2) a transfer of certain benefit obligations from the unfunded supplemental executive retirement plan (SERP) to the qualified defined benefit pension plan.

Because of the significance of these amendments on each plan’s accumulated and projected benefit obligations, VF requested its independent actuary to perform an interim remeasurement as of December 31, 2003. The following provides a summary of the funded status of the plans included in the April 3, 2004 balance sheet (based on the interim measurement date), compared with information included in the 2003 year-end balance sheet (in thousands):

	April 3, 2004	January 3, 2004
Accumulated benefit obligations	$907,852	$896,337

Fair value of plan assets	$693,326	$647,723
Projected benefit obligations	993,654	957,437

Funded status	(300,328)	(309,714)
Unrecognized net actuarial loss	273,119	321,375
Unrecognized prior service cost	42,922	17,919
Plan contribution made during 2004 after measurement date	55,000	—

Pension asset, net	$70,713	$29,580

Amounts included in Consolidated Balance Sheets:
Other Assets	$113,401	$17,919
Accrued Liabilities	—	(55,000)
Other Liabilities	(214,896)	(193,614)
Accumulated Other Comprehensive Income	172,208	260,275

	$70,713	$29,580

Assumptions used to determine benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	3.75%	3.75%

The effect of these plans on income was as follows (in thousands):

	First Quarter
	2004	2003
Service cost — benefits earned during the year	$5,320	$4,619
Interest cost on projected benefit obligations	14,393	13,471
Expected return on plan assets	(14,203)	(11,251)
Amortization of:
Prior service cost	781	785
Actuarial loss	8,228	7,106

Total pension expense	$14,519	$14,730

Pension expense for the first quarter 2004 was based on the September 30, 2003 valuation. Pension expense for the last nine months of 2004 will be based on the December 2003 valuation. For the full year 2004, pension expense is expected to be approximately $51 million.

VF disclosed in its 2003 Form 10-K that it had made a $55.0 million discretionary contribution to its qualified pension plan in early 2004. Also during the first quarter of 2004, VF made additional contributions totaling $0.9 million to fund benefit payments for the SERP. VF currently anticipates making an additional $2.0 million of contributions to fund benefit payments for the SERP during the remainder of 2004.

Note H — Business Segment Information

Financial information for VF’s reportable segments is presented below (in thousands):

	First Quarter
	2004	2003
Net sales:
Consumer Apparel	$1,133,295	$959,990
Outdoor Apparel and Equipment	124,579	100,385
Occupational Apparel	111,510	122,855
All Other	63,285	66,825

Consolidated net sales	$1,432,669	$1,250,055

Segment profit:
Consumer Apparel	$167,877	$141,282
Outdoor Apparel and Equipment	13,902	6,911
Occupational Apparel	18,821	18,897
All Other	3,049	9,141

Total segment profit	203,649	176,231
Corporate and other expenses	(28,143)	(23,175)
Amortization of intangible assets	(1,340)	—
Restructuring charges, net	—	434
Interest, net	(16,781)	(12,068)

Income before income taxes	$157,385	$141,422

Note I — Capital and Comprehensive Income (Loss)

Common shares outstanding are net of shares held in treasury, and in substance retired, of 1,214,488 at April 3, 2004, 1,297,953 at January 3, 2004 and 32,940,502 at April 5, 2003. In addition, 245,296 shares of VF Common Stock at April 3, 2004, 242,443 shares at January 3, 2004 and 272,426 shares at April 5, 2003 are held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Convertible Preferred Stock, of which 916,234 shares were outstanding at April 3, 2004, 971,250 at January 3, 2004 and 1,136,536 at April 5, 2003.

Activity for 2004 in the Preferred Stock, Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows (in thousands):

	Preferred	Common	Additional	Retained
	Stock	Stock	Paid-in Capital	Earnings
Balance, January 3, 2004	$29,987	$108,170	$964,990	$1,067,602
Net income	—	—	—	103,874
Cash dividends:
Common Stock	—	—	—	(28,451)
Series B Convertible Preferred Stock	—	—	—	(477)
Conversion of Preferred Stock	(1,698)	88	—	1,610
Stock compensation plans, net	—	1,200	45,405	(355)

Balance, April 3, 2004	$28,289	$109,458	$1,010,395	$1,143,803

Other comprehensive income consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows (in thousands):

	First Quarter
	2004	2003
Net income	$103,874	$92,066
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(3,784)	3,053
Minimum pension liability adjustment, net of income taxes	54,425	—
Derivative financial instruments, net of income taxes	3,491	1,441
Unrealized gains (losses) on marketable securities, net of income taxes	(206)	4,247

Comprehensive income	$157,800	$100,807

Accumulated other comprehensive income (loss) for 2004 is summarized as follows (in thousands):

	Foreign	Minimum	Derivative
	Currency	Pension	Financial	Marketable
	Translation	Liability	Instruments	Securities	Total
Balance, January 3, 2004	$(31,885)	$(160,850)	$(4,450)	$7,730	$(189,455)
Other comprehensive income	(3,784)	54,425	3,491	(206)	53,926

Balance, April 3, 2004	$(35,669)	$(106,425)	$(959)	$7,524	$(135,529)

The change in minimum pension liability in the first quarter of 2004 was due to the interim remeasurement of the pension plans as of December 31, 2003, as described in Note G.

Note J — Earnings Per Share

Earnings per share from continuing operations are computed as follows (in thousands, except per share amounts):

	First Quarter
	2004	2003
Basic earnings per share:
Net income	$103,874	$92,066
Less Preferred Stock dividends	477	606

Income available for Common Stock	$103,397	$91,460

Weighted average Common Stock outstanding	108,730	108,356

Basic earnings per share	$0.95	$0.84

Diluted earnings per share:
Net income	$103,874	$92,066
Increased ESOP expense if Preferred Stock were converted to Common Stock	—	124

Income available for Common Stock and dilutive securities	$103,874	$91,942

Weighted average Common Stock outstanding	108,730	108,356
Effect of dilutive securities:
Preferred Stock	1,466	1,819
Stock options and other	1,319	768

Weighted average Common Stock and dilutive securities outstanding	111,515	110,943

Diluted earnings per share	$0.93	$0.83

Outstanding options to purchase 1.8 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the first quarter of 2004, because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 6.5 million shares of Common Stock were excluded for the first quarter of 2003.

Note K — Subsequent Events

On April 14, 2004, VF announced that it had entered into an agreement to acquire Green Sport Monte Bianco S.p.A. (“Green Sport”). Headquartered in Aosta, Italy, Green Sport designs and markets premium casual outdoor apparel under the Napapijri® brand. The purchase price is approximately $106 million. The acquisition is expected to close in the second quarter.

On April 27, 2004, VF announced that it had entered into an agreement to acquire Vans, Inc. Vans designs and markets performance and casual footwear and apparel for skateboarding and other active sports participants and enthusiasts. Vans had sales of $330 million in its latest fiscal year. The purchase price is approximately $396 million, including the cashout of stock options. The acquisition is expected to close early in the third quarter.

In May 2004, VF sold its children’s playwear business to Lollytogs, Ltd. VF retained substantially all inventories and other working capital and will continue to ship products through the end of the third quarter of 2004. VF will record a gain on the transaction of approximately $0.06 per share in the second quarter. Following completion of the shipping commitments and the exit of leased facilities in the third quarter, we anticipate recording charges totaling approximately $0.07 per share, in the third quarter. Under the agreement, VF has also agreed to purchase $150 million of branded playwear products from Lollytogs over a 10 year period for sale in its VF Outlet stores.

Subsequent to the end of the first quarter, the Board of Directors declared a regular quarterly cash dividend of $0.26 per share, payable on June 21, 2004 to shareholders of record as of the close of business on June 11, 2004.

Part I – Financial Information

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

VF Corporation is a leading marketer of apparel products in the United States and in several international markets. We operate in four principal consumer product categories – jeanswear, intimate apparel, sportswear and outdoor products – and also market occupational apparel to distributors and major employers.

We have established several long-term financial targets that guide us in our long-term decisions. These targets, as more fully discussed in our Annual Report on Form 10-K for the year ended January 3, 2004 (“2003 Form 10-K”), are summarized below:

•	Sales growth of 6% per year

•	Operating income of 14%

•	Return on invested capital of 17%

•	Debt to capital ratio of less than 40%

•	Dividend payout ratio of 30%

Highlights of the first quarter of 2004 include:

•	Net sales for the first quarter increased 15% to $1,432.7 million compared with the prior year quarter. The increase was due primarily to the addition of sales from Nautica Enterprises, Inc. (“Nautica”) acquired in August 2003.

•	Net income increased 13% to $103.9 million compared with the prior year quarter, and earnings per share increased 12% to $0.93. (All per share amounts are presented on a diluted basis.) The increases resulted from improved operating performance in most core businesses and a $0.03 per share contribution from Nautica.

•	Sales, net income and earnings per share were each at record levels for the first quarter.

Discussion and Analysis of Results

          Consolidated Statements of Income

The following table presents a summary of the changes in our Net Sales for the first quarter of 2004 compared with the first quarter of 2003:

First Quarter
2004 Compared
In millions	with 2003
Net sales — prior year period	$1,250
Ongoing operations	31
Acquisitions made in prior year	152

Net sales — current year period	$1,433

Acquisitions completed during 2003 added an incremental $152 million to sales during the 2004 quarter (prior to the anniversary dates), with $146 million of that amount coming from Nautica. Sales at ongoing operations increased $31 million during the first quarter of 2004. Increases were primarily in our domestic jeanswear, global intimate apparel and outdoor businesses offset by a decline in Occupational Apparel. Additional details on sales are provided in the section titled Information by Business Segment.

In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in relation to most functional currencies where VF conducts business (primarily the European euro countries) improved sales comparisons by $42 million in the 2004 period relative to 2003. The average translation rate for the euro was $1.25 per euro during the first quarter of 2004, compared with $1.06 during the first quarter of 2003 and $1.12 per euro for the full year 2003. Based on the translation rate of $1.21 per euro at April 3, 2004, reported sales in the remainder of 2004 may also receive a translation benefit compared with 2003.

The following table presents the percentage relationship to Net Sales for components of our Consolidated Statements of Income:

	First Quarter
	2004	2003
Gross margin (net sales less cost of goods sold)	38.7%	37.5%
Marketing, administrative and general expenses	(27.6)	(25.8)
Royalty income and other	0.9	0.5

Operating income	12.0%	12.2%

Gross margins improved to 38.7% of sales in 2004, compared with 37.5% in 2003. Approximately one-half of the 2004 improvement in gross margin as a percent of sales was due to changes in the mix of our businesses, as we have experienced sales growth in our higher margin outdoor businesses and from the acquisition of Nautica. The remaining improvement is related to operating efficiencies and better capacity utilization in core businesses.

Marketing, Administrative and General Expenses increased as a percent of sales to 27.6% in the first quarter of 2004, compared with 25.8% in 2003. Nearly all of the increase in these expenses as a percent of sales was due to changes in the mix of our businesses (including the acquisition of Nautica), where a larger portion of sales are coming from businesses having a higher expense percentage.

Royalty Income and Other increased by $6.9 million in the 2004 period. The increase is primarily from net royalty income earned by Nautica. Further growth in net royalty income is expected for 2004 due to the full year effect of this acquisition.

Net Interest Expense in the first quarter of 2004 increased by $4.7 million from 2003. The increase in 2004 was primarily due to higher average borrowings resulting from the acquisition of Nautica in August 2003, offset in part by lower average interest rates. Average interest-bearing debt outstanding totaled approximately $990 million for the 2004 quarter and $660 million for the 2003 period. The weighted average interest rate was 7.4% for 2004, compared with 8.2% for 2003.

The effective income tax rate for continuing operations was 34.0% in 2004, compared with 34.9%. The effective tax rate declined in 2004 relative to the prior year due to lower foreign operating losses with no related tax benefit and lower rates provided for state income taxes.

Net income was $103.9 million ($0.93 per share) in the first quarter of 2004. This compares with $92.1 million ($0.83 per share) in 2003. Net income increased 13% in 2004, while earnings per share increased 12%, reflecting a larger number of shares outstanding in 2004 due to exercises of stock options. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar had a $0.05 favorable impact on earnings per share in 2004 compared with the prior year period. The acquisition of Nautica had a $0.03 per share positive impact on 2004 results relative to 2003.

          Information by Business Segment

For internal financial reporting purposes, management and VF’s Board of Directors evaluate operating performance at the business unit level. Operating performance of each business unit consists of its net sales and direct operating expenses, royalty income for which it has responsibility and its share of centralized corporate expenses directly related to the business unit.

See Note R to the consolidated financial statements in our 2003 Form 10-K for information about our grouping of the business units referred to above into four reportable business segments and about our internal financial reporting. Also see Note H to this quarterly report for a summary of our results of operations and other information by business segment, along with a reconciliation of Segment Profit to Consolidated Income before Income Taxes.

The following table presents a summary of the changes in our Net Sales by business segment for the first quarter of 2004 compared with the comparable period of the prior year:

	First Quarter
		Outdoor
	Consumer	Apparel and	Occupational	All
In millions	Apparel	Equipment	Apparel	Other	Total
Net sales - 2003	$960	$100	$123	$67	$1,250
Ongoing operations	27	25	(11)	(10)	31
Acquisitions made in prior year	146			6	152

Net sales - 2004	$1,133	$125	$112	$63	$1,433

          Consumer Apparel:

The Consumer Apparel segment consists of our jeanswear, women’s intimate apparel, sportswear and childrenswear businesses. Overall, segment sales increased 18% in 2004, driven by the addition of sales from the Nautica acquisition. Sales at ongoing business units increased by $27 million, including the benefit from foreign currency translation.

Overall domestic jeanswear sales increased 2%, led by our Mass market business in the United States where sales were up 7%. The Mass channel sales increase was achieved despite the mid-2003 introduction of a competing product line offered by Levi Strauss & Co. at two large Mass retailers in the United States and Canada. Sales at our Lee and specialty Western jeanswear business units were off 2% in the quarter. International jeanswear sales increased 3% in the 2004 period, with a unit volume decline offset by a $25 million favorable effect of foreign currency translation. Global intimate apparel sales increased 8% in the first quarter of 2004, with particular strength in our Mass market Vassarette® and Curvation® brands and in our private label business, where we participated in a major product launch at Victoria’s Secret. International intimate apparel sales increased by 4%, primarily resulting from a favorable currency translation effect.

Consumer Apparel Segment Profit increased 19% in 2004. The Nautica acquisition added 9% to the prior year profit; the remaining 10% was contributed by our ongoing businesses. Profitability was higher in our ongoing businesses due to an improved mix of products sold and higher manufacturing plant utilization related to increased levels of production.

The children’s playwear business (consisting of the Healthtex® and licensed Nike® brands) and the John Varvatos® brand business (acquired as part of the Nautica acquisition) are held for sale and are being actively marketed. See Note F to the consolidated financial statements.

          Outdoor Apparel and Equipment:

The Outdoor Apparel and Equipment segment consists of VF’s outdoor-related businesses represented by The North Face® products (outerwear and equipment) and the JanSport® and Eastpak® brands (daypacks and backpacks). Sales increased 24% and profit increased over 100% in 2004, with 8% of the sales increase and 26% of the profit increase due to the effects of foreign currency translation. During 2004, sales and profits advanced significantly at The North Face in both the United States and Europe due to continued strong consumer demand for its products.

          Occupational Apparel:

The Occupational Apparel segment includes VF’s industrial, career and safety apparel businesses. Sales decreased 9% in 2004. Unit volume declined 8% related to (1) workforce reductions in the United States manufacturing sector that has impacted overall workwear uniform sales and (2) the ongoing consolidation of our industrial laundry customers and those customers placing greater reliance on their in-house manufacturing and product sourcing. Profits increased as a percent of sales in 2004 due to improved capacity utilization, while profit dollars for the segment were comparable to the prior year period.

          All Other:

The All Other segment includes VF’s licensed sportswear and distributor knitwear businesses. Sales and profits declined in 2004 as a result of declines in our distributor knitwear business.

          Reconciliation of Segment Profit to Consolidated Income Before Income Taxes:

There are three types of costs necessary to reconcile total Segment Profit, as discussed in the preceding paragraphs, to Consolidated Income Before Income Taxes:

•	Corporate and Other Expenses – These expenses consist primarily of information systems, headquarter’s costs, and trademark maintenance and enforcement that are not apportioned to the business segments. Expenses increased in the first quarter of 2004 compared to the comparable period in 2003 due to incremental consulting costs related to VF’s growth and strategic initiatives.

•	Amortization of Intangible Assets – Business unit management has direct responsibility and accountability for all operating assets under their control. Acquisition-related intangible assets are considered as nonoperating assets for internal financial reporting purposes, and accordingly, these assets and the related amortization charges are not considered to be under the control of business unit management. The expense in 2004 resulted from amortization of intangible assets resulting from the 2003 acquisitions; see Note D to the consolidated financial statements.

•	Interest, Net – Financing costs are managed at the corporate level and are not under the direct control of business segment management. See the interest expense discussion in the previous “Consolidated Statements of Income” section.

Discussion and Analysis of Financial Condition

          Balance Sheets

Accounts Receivable increased in 2004 over the prior year date due to the acquisition of Nautica and the effects of foreign currency translation on international balances. The number of days’ sales in accounts receivable outstanding declined slightly in 2004. Receivables are higher than at the end of 2003 due to seasonal sales patterns.

Inventories decreased by 2% in 2004 from the prior year date despite the acquisition of Nautica (which added $69 million to inventories) and the effects of foreign currency translation on international balances. Inventory levels also declined from the end of 2003. The 2004 decline in inventories compared with both dates is due to sales being above expectations, cautious buying practices and improved production planning techniques.

Other Current Assets in 2004 and at the end of 2003 includes a lower balance of deferred income tax assets as compared with April 5, 2003.

Intangible Assets, Goodwill, Accounts Payable and Accrued Liabilities each increased in 2004 compared with the prior year due to the acquisition of Nautica.

Other Assets includes an increase in the prepaid pension asset at March 2004. See Note G to the consolidated financial statements.

Long-term Debt at both March 2004 and December 2003 includes (1) $300.0 million principal amount of 30 year notes issued in September 2003 to fund a portion of the purchase price of Nautica and (2) $59.5 million representing the discounted value of obligations for the purchase of Nautica rights.

Other Liabilities increased in 2004 relative to year-end 2003, and increased at year-end 2003 relative to April 5, 2003, due to an increase in pension liabilities and increased balances for nonqualified deferred compensation plans. See Note G to the consolidated financial statements for additional information about our accrued pension balances.

          Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	April 3	January 3	April 5
Dollars in millions	2004	2004	2003
Working capital	$1,492.8	$1,336.7	$1,252.1
Current ratio	2.9 to 1	2.5 to 1	2.7 to 1
Debt to total capital	31.8%	33.7%	28.0%

For computing the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 17.2% at April 3, 2004.

VF’s primary source of liquidity is its strong cash flow provided by operations. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period. For the first quarter of 2004, cash provided by operations was $42.9 million, compared with cash used by operations of $136.1 million in the prior year quarter. The significant reasons for the improved cash provided by operating activities in the 2004 quarter, compared with the 2003 quarter, were:

•	Inventory reductions in 2004, compared with an increase in inventories in the first quarter of 2003.

•	Lower pension funding in 2004, as VF contributed $55.0 million to its qualified defined benefit pension plan in 2004, compared with $75.0 million in the first quarter of 2003.

•	A larger reduction in Accrued Liabilities in the 2003 quarter due to higher incentive compensation earned in 2002 (paid in early 2003), compared with lower amounts earned in 2003 (paid in early 2004).

In addition to cash flow from operations, VF is well positioned to finance its ongoing operations and meet unusual circumstances that may arise. VF has a $750.0 million unsecured committed bank facility that expires in September 2008. This bank facility supports a $750.0 million commercial paper program. Any issuance of commercial paper would reduce the amount available under the bank facility. At April 3, 2004, $736 million was available for borrowing under the credit agreement, with the difference of $14 million due to standby letters of credit issued under the agreement. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.

In April 2004, following the announcement of the definitive merger agreement to acquire apparel company Vans, Inc. (see Note K), Standard & Poor’s Ratings Services affirmed its ‘A minus’ long-term corporate credit and senior unsecured debt ratings for VF, as well as its ‘A-2’ commercial paper rating. Standard & Poor’s ratings outlook is ‘stable’. Also in April, Moody’s Investors Service affirmed VF’s long-term debt rating of ‘A3’ and its short-term debt rating of ‘Prime-2’ and continued the ratings outlook as ‘negative’. Existing debt agreements do not contain acceleration of maturity clauses based on changes in credit ratings.

Capital expenditures were $13.0 million in the 2004 period, compared with $25.5 million in 2003. We expect that capital spending could reach $90 million in 2004 and will be funded by cash flow from operations.

The principal differences in financing cash flows between the 2004 and 2003 quarters was higher funds provided from the exercise of stock options in the 2004 quarter and higher funds used to repurchase shares of Common Stock in the 2003 quarter. We suspended the share repurchase program during the second quarter of 2003 because of the purchase of Nautica. At that time, we stated that, depending on business acquisition opportunities that may arise, we could resume this program during 2004. With the two acquisitions announced in April 2004 (see Note K), there is no current plan to resume share repurchases. Under its current authorization from the Board of Directors, VF may purchase up to an additional 5.3 million shares.

Management believes that VF’s cash balances and funds provided by operations, as well as unused credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide liquidity to meet all of its obligations when due and flexibility to meet investment opportunities that may arise. Specifically regarding the two acquisitions announced in April 2004 for a total purchase price of approximately $500 million, we will finance them initially with a combination of existing cash balances and short-term commercial paper borrowings. Further, we believe VF has adequate liquidity to repay the $100.0 million and $300.0 million of long-term debt obligations due in June and October 2005, respectively.

Management’s Discussion in our 2003 Form 10-K provides a table of VF’s fixed obligations at the end of 2003 that would require the use of funds. Since the filing of our 2003 Form 10-K, there have been no material changes (except as stated in the following sentence) relating to VF’s fixed obligations that require the use of funds or other financial commitments that may require the use of funds. We note, however, that the level of inventory purchase obligations in the ordinary course of business will vary at interim dates from the amount at the end of the prior year, depending on changes in seasonal sales levels over the succeeding six months.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the consolidated financial statements included in our 2003 Form 10-K.

The application of certain of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 2003 Form 10-K.

Cautionary Statement on Forward-Looking Statements

From time to time, we may make oral or written statements, including statements in this Quarterly Report, that constitute “forward-looking statements” within the meaning of the federal securities laws. This includes statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance, and assumptions related thereto.

Forward-looking statements are made based on our expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of VF to differ include, but are not limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which VF competes; competitive conditions in and financial strength of our customers and of our suppliers; actions of competitors, customers, suppliers and service providers that may impact VF’s business; the availability of new acquisitions that increase shareholder value; our ability to successfully integrate and to achieve sales and earnings growth from new acquisitions; terrorist actions; and the impact of economic and political factors in the markets where VF competes, such as recession or changes in interest rates, currency exchange rates, price levels, capital market valuations and other factors over which we have no control.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the Company’s market risk exposures from what was disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year-ended January 3, 2004.

Item 4 — Controls and Procedures

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

Part II – Other Information

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer purchases of equity securities:

				Maximum Number of Shares
			Total Number of Shares	that May Yet Be Purchased
	Total Number of	Average Price Paid	Purchased as Part of Publicly	Under the Plans or
Period	Shares Purchased(1)	per Share	Announced Plans or Programs	Programs
January 4 - January 31, 2004	—	—	—	5,315,900
February 1 - February 28, 2004	—	—	—	5,315,900
February 29 - April 3, 2004	—	—	—	5,315,900

Total

(1) VF did not purchase any shares of its Common Stock during the period. We suspended VF’s share purchase program during the second quarter of 2003 because of the purchase of Nautica. At that time, we stated that, depending on business acquisition opportunities that may arise, we could resume this program during 2004. With the two acquisitions announced in April 2004, there is no current plan to resume share repurchases.

Item 4 — Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 27, 2004, the following four nominees to the Board of Directors were elected to serve until the 2007 Annual Meeting:

	Votes For	Votes Withheld
Edward E. Crutchfield	63,676,558	27,383,947
George Fellows	67,020,175	24,040,330
Daniel R. Hesse	63,684,945	27,375,560
Clarence Otis, Jr.	89,394,283	1,666,222

There were four additional proposals as follows:

•	The proposal requesting to approve an amendment and restatement of VF’s 1996 Stock Compensation Plan was approved by the shareholders. The vote was 66,770,425 for, 14,129,985 against and 930,882 abstaining.

•	The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the 2004 fiscal year was approved by the shareholders. The vote was 87,099,024 for, 3,398,038 against and 563,442 abstaining.

•	The proposal requesting that the Board of Directors take necessary steps, in compliance with state law and without affecting the unexpired terms of previously elected directors, to declassify the Board for the purpose of director elections was approved by the shareholders. The vote was 46,608,256 for, 34,411,714 against and 810,324 abstaining.

•	The proposal requesting the Board of Directors to adopt a policy relating to international labor organization standards and issue a report on the policy’s implementation was not approved by the shareholders. The vote was 5,665,837 for, 67,993,519 against and 8,171,937 abstaining.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit 4.1 – Form of 6% Notes for $300,000,000 due 2033 (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration No. 333-110458)

Exhibit 10.1 – 1996 Stock Compensation Plan, as Amended and Restated February 10, 2004 (Incorporated by reference to Exhibit A to the 2004 Proxy Statement dated March 25, 2004)

Exhibit 10.2 – Amended Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in the Company’s Mid-Term Incentive Plan

Exhibit 31.1 – Certification of the principal executive officer, Mackey J. McDonald, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

In a report on Form 8-K dated January 29, 2004, the Company issued a press release reconciling non-GAAP performance measures included in certain 2003 documents filed with the Securities and Exchange Commission to the most directly comparable GAAP amounts.

In a report on Form 8-K dated February 11, 2004, the Company issued a press release announcing its fourth quarter and full year 2003 financial results.

In a report on Form 8-K dated March 24, 2004, the Company issued a press release setting forth a revised outlook of operating results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION

(Registrant)

	By:	/s/ Robert K. Shearer

Robert K. Shearer
Vice President — Finance & Global Processes and Chief Financial Officer
(Chief Financial Officer)
(Chief Accounting Officer)

Date: May 7, 2004