Form 10-Q
period 2004-07-03
V F CORP
filed 2004-08-12
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES ☑ NO ☐

On July 24, 2004, there were 110,255,218 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

VF CORPORATION

Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3	July 5	July 3	July 5
	2004	2003	2004	2003
Net Sales	$1,269,537	$1,134,742	$2,702,206	$2,384,797
Costs and Operating Expenses
Cost of goods sold	769,708	714,011	1,648,101	1,495,303
Marketing, administrative and general expenses	371,785	301,157	763,796	623,491
Royalty income and other	(11,368)	(6,039)	(24,608)	(12,369)
Gain on disposal of Playwear business, net	(10,363)	—	(7,417)	—

	1,119,762	1,009,129	2,379,872	2,106,425

Operating Income	149,775	125,613	322,334	278,372
Other Income (Expense)
Interest income	1,914	1,145	3,761	3,275
Interest expense	(18,570)	(14,235)	(37,198)	(28,433)
Miscellaneous, net	(489)	2,207	1,118	2,938

	(17,145)	(10,883)	(32,319)	(22,220)

Income Before Income Taxes	132,630	114,730	290,015	256,152
Income Taxes	42,542	39,785	96,053	89,141

Net Income	$90,088	$74,945	$193,962	$167,011

Earnings Per Common Share
Basic	$0.82	$0.69	$1.77	$1.54
Diluted	0.80	0.68	1.73	1.51
Weighted Average Shares Outstanding
Basic	109,655	107,412	109,192	107,884
Diluted	112,642	110,088	112,078	110,500
Cash Dividends Per Common Share	$0.26	$0.25	$0.52	$0.50

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	July 3	January 3	July 5
	2004	2004	2003
ASSETS
Current Assets
Cash and equivalents	$177,382	$514,785	$204,977
Accounts receivable, less allowances of:
July 3 - $78,011; Jan 3 - $65,769	763,013	633,863	695,499
July 5 - $55,770
Inventories:
Finished products	852,877	714,867	789,316
Work in process	110,152	91,593	102,851
Materials and supplies	131,091	126,525	138,764

	1,094,120	932,985	1,030,931
Other current assets	148,465	126,898	146,648

Total current assets	2,182,980	2,208,531	2,078,055
Property, Plant and Equipment	1,578,771	1,559,846	1,561,367
Less accumulated depreciation	984,578	968,166	1,003,460

	594,193	591,680	557,907
Intangible Assets	702,229	318,634	2,037
Goodwill	970,369	700,972	481,174
Other Assets	423,270	425,735	397,936

	$4,873,041	$4,245,552	$3,517,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$271,112	$33,948	$60,540
Current portion of long-term debt	101,150	1,144	639
Accounts payable	379,699	315,219	262,930
Accrued liabilities	534,488	521,546	442,525

Total current liabilities	1,286,449	871,857	766,634
Long-term Debt	858,569	956,383	602,155
Other Liabilities	489,137	436,018	366,744
Redeemable Preferred Stock	27,151	29,987	32,909
Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
July 3 - 109,998,241; Jan 3 - 108,170,091; July 5 - 107,162,394	109,998	108,170	107,162
Additional paid-in capital	1,030,919	964,990	933,395
Accumulated other comprehensive income (loss)	(134,759)	(189,455)	(181,537)
Retained earnings	1,205,577	1,067,602	889,647

Total common stockholders’ equity	2,211,735	1,951,307	1,748,667

	$4,873,041	$4,245,552	$3,517,109

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	July 3	July 5
	2004	2003
Operations
Net income	$193,962	$167,011
Adjustments to reconcile net income to cash provided (used) by operating activities of continuing operations:
Depreciation	47,670	51,698
Amortization	10,815	4,231
Provision for doubtful accounts	6,783	7,996
Pension funding in excess of expense	(30,146)	(48,335)
Other, net	7,144	7,241
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(63,281)	(98,778)
Inventories	(93,804)	(182,189)
Other current assets	5,065	3,748
Accounts payable	20,946	(41,745)
Accrued liabilities	37,828	(2,601)

Cash provided (used) by operating activities of continuing operations	142,982	(131,723)
Investments
Capital expenditures	(34,867)	(45,400)
Business acquisitions, net of cash acquired	(614,560)	(3,100)
Software purchases	(4,616)	(6,282)
Sale of Playwear business	4,417	—
Other, net	3,860	(1,428)

Cash used by investing activities of continuing operations	(645,766)	(56,210)
Financing
Increase (decrease) in short-term borrowings	169,613	(2,957)
Payments on long-term debt	(708)	(222)
Purchase of Common Stock	—	(61,400)
Cash dividends paid	(58,011)	(55,165)
Proceeds from issuance of Common Stock	60,709	3,840
Other, net	(456)	(338)

Cash provided (used) by financing activities of continuing operations	171,147	(116,242)
Net Cash Used by Discontinued Operations	(3,136)	(1,879)
Effect of Foreign Currency Rate Changes on Cash	(2,630)	14,664

Net Change in Cash and Equivalents	(337,403)	(291,390)
Cash and Equivalents — Beginning of Year	514,785	496,367

Cash and Equivalents — End of Period	$177,382	$204,977

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Similarly, the 2003 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 3, 2004 are not necessarily indicative of results that may be expected for the year ending January 1, 2005. For further information, refer to the consolidated financial statements and notes included in VF Corporation’s (“VF”) Annual Report on Form 10-K for the year ended January 3, 2004 (“2003 Form 10-K”).

Certain prior year amounts have been classified to conform with the 2004 presentation.

Note B — Stock-based Compensation

Stock-based compensation is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. For stock option grants, compensation expense is not required, as all options have an exercise price equal to the market value of the underlying common stock at the date of grant. For grants of performance-based stock units, compensation expense equal to the market value of the shares expected to be issued is recognized over the three year performance period being measured. For restricted stock grants, compensation expense equal to the market value of the shares at the date of grant is recognized over the vesting period. The following table presents the effect on net income and earnings per share as if VF had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation:

	Second Quarter		Six Months
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$90,088	$74,945	$193,962	$167,011
Add employee compensation expense for performance-based stock units and restricted stock grants included in reported net income, net of income taxes	1,659	860	3,032	1,531
Less total stock-based employee compensation expense determined under the fair value-based method, net of income taxes	(4,635)	(3,962)	(8,987)	(8,012)

Pro forma net income	$87,112	$71,843	$188,007	$160,530

Net income per common share:
Basic — as reported	$0.82	$0.69	$1.77	$1.54
Basic — pro forma	0.79	0.66	1.71	1.48
Diluted — as reported	$0.80	$0.68	$1.73	$1.51
Diluted — pro forma	0.77	0.65	1.67	1.45

During the first six months of 2004, VF granted 1,755,890 stock options at prices equal to the market value on the date of grant. Accordingly, no compensation expense was recognized for these options granted. The fair value of options at the grant dates was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 2.4%; expected volatility of 35%; risk-free interest rate of 2.6%; and expected average life of 4 years. The resulting weighted average fair value of options granted during 2004 was $11.64 per option.

Also during the first six months of 2004, VF granted 280,007 performance-based stock units having a grant date fair value per unit of $43.18. Compensation expense for performance-based stock units is recognized in the income statement over the three year performance period being measured. There were changes in VF’s benefit plans in 2004, which resulted in fewer stock options being granted and more performance-based stock units being granted relative to prior years. Accordingly, because of the greater number of performance-based stock units granted in 2004, the amount of compensation expense to be recognized in the income statement during 2004 is expected to be higher than in prior years.

Note C — Acquisitions

During the second quarter of 2004, VF acquired the following four businesses for a total cost, including expenses, of $668.8 million (collectively, the “2004 Acquisitions”). Of that amount, $627.0 million was paid in the second quarter and $41.8 million is payable in the third quarter of 2004, subject to possible purchase price adjustments.

•	The most significant of these was the acquisition on June 30, 2004 of the common stock of Vans, Inc. (“Vans”) at a price of $20.55 per share, for a total cost of $372.5 million. Vans designs and markets Vans® performance and casual footwear and apparel for skateboarders and other action sports participants and enthusiasts. In its most recent fiscal year, Vans had sales of $344 million, with sales being split approximately equally among domestic wholesale accounts, domestic retail stores and international operations.

•	On May 31, 2004, VF acquired the common stock of Green Sport Monte Bianco S.p.A., makers of Napapijri® premium casual outdoor sportswear (“Napapijri”). The total cost was $105.3 million. Based in Italy, Napapijri had sales of $76 million in its most recent year.

•	VF acquired the business of Kipling® bags, backpacks and accessories (“Kipling”) on June 14, 2004 for a total cost of $185.0 million. Based in Belgium, Kipling had sales of $69 million in its most recent year.

•	VF acquired 51% ownership of a newly created intimate apparel marketing company in Mexico. This new company will market several of VF’s intimate apparel brands, as well as the Ilusión® brand owned by the minority partner, to discount stores and department stores in Mexico. Business operations began in the third quarter of 2004.

The Vans, Napapijri and Kipling businesses add lifestyle brands having global growth potential to VF’s Outdoor Coalition. Their brands are targeted to specific consumer groups, and their products extend across multiple categories. Vans and Kipling provide expertise and growth opportunities in two new product categories for VF — footwear and women’s accessories. In addition, the sportswear design talent at Napapijri will be utilized to expand The North Face® European apparel offerings and, in 2005, to launch Nautica® apparel in Europe. Each of the businesses should benefit from VF’s existing systems and infrastructure.

Factors that contributed to purchase prices that resulted in recognition of Goodwill for the 2004 Acquisitions included (1) expected growth rates and profitability of the acquired companies, (2) the opportunity to leverage VF’s skills to achieve higher growth in sales, income and cash flows of these businesses and (3) expected synergies with existing VF business units.

The allocations of the purchase prices to the assets acquired and liabilities assumed are preliminary and subject to change because (1) VF, with the assistance of an independent valuation firm, is finalizing amounts assigned to intangible assets acquired in the transactions, (2) VF is awaiting information from outside counsel on litigation related to one of the acquisitions and (3) each of the acquisitions occurred late in the second quarter.

On August 27, 2003, VF acquired all of the common stock of Nautica Enterprises, Inc. (“Nautica”) and in a separate transaction acquired from Mr. David Chu, an officer of Nautica, and from David Chu and Company, Inc., all of their rights to receive 50% of Nautica’s net royalty income, along with their other rights in the Nautica® name and trademarks. The total cost was $683.9 million.

Operating results of these businesses have been included in the consolidated financial statements since their respective dates of acquisition. Unaudited pro forma results of operations for VF are presented below assuming that the 2003 acquisitions of Nautica and the rights from Mr. Chu and that the 2004 acquisition of Vans had occurred at the beginning of each year. Pro forma operating results for Kipling and Napapijri are not included because these acquisitions are not material to VF’s results of operations.

	Second Quarter		Six Months
(In thousands, except per share amounts)	2004 *	2003	2004 *	2003
Net sales	$1,349,939	$1,348,289	$2,868,087	$2,842,507
Net income	45,074	62,724	154,288	141,595
Earnings per common share
Basic	$0.41	$0.58	$1.40	$1.30
Diluted	0.40	0.57	1.38	1.28

*	Pro forma operating results for 2004 include expenses totaling $57.5 million ($0.51 diluted per share) for settlement of stock options, payments related to employment contracts and other transaction expenses incurred by Vans related to its acquisition by VF.

Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisitions had been effected at the dates indicated, nor is it necessarily indicative of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.

VF accrued various restructuring charges in connection with these acquisitions. Activity in the restructuring accruals related to Nautica is summarized as follows:

		Facilities	Lease
(In thousands)	Severance	Exit Costs	Termination	Total
Balance, January 3, 2004	$6,044	$403	$12,948	$19,395
Additional accrual	1,211	—	—	1,211
Noncash charges to accrual	—	(376)	—	(376)
Cash payments	(2,011)	(58)	(711)	(2,780)

Balance, July 3, 2004	$5,244	$(31)	$12,237	$17,450

Activity in the restructuring accruals related to the 2004 Acquisitions is summarized as follows:

		Facilities	Lease
(In thousands)	Severance	Exit Costs	Termination	Total
Accrual for 2004 Acquisitions	$20,252	$1,601	$1,593	$23,446
Cash payments	(19,729)	—	—	(19,729)

Balance, July 3, 2004	$523	$1,601	$1,593	$3,717

Note D — Intangible Assets

	July 3, 2004				January 3, 2004
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
(Dollars in thousands)	Life	Amount	Amortization	Amount	Amount
Amortizable intangible assets*:
Customer relationships	20 years	$94,500	$698	$93,802	$9,967
License agreements	24 years	127,500	3,023	124,477	88,352
Other	4 years	13,990	3,240	10,750	2,915

Total amortizable intangible assets, net				229,029	101,234
Indefinite-lived intangible assets:
Trademarks and tradenames				473,200	217,400

Total intangible assets, net				$702,229	$318,634

*	Amortization of customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; other — straight-line method.

Amortization expense for the second quarter and first six months of 2004 was $2.1 million and $3.4 million, respectively. Estimated amortization expense for the remainder of 2004 is $12.0 million and for the years 2005 through 2008 is $15.5 million, $15.1 million, $14.5 million and $14.1 million, respectively.

Note E — Goodwill

		Outdoor
	Consumer	Apparel and	Occupational	All
(In thousands)	Apparel	Equipment	Apparel	Other	Total
Balance, January 3, 2004	$535,614	$109,112	$30,111	$26,135	$700,972
Adjustments to purchase price allocation	(4,663)	—	—	—	(4,663)
2004 Acquisitions	—	274,997	—	—	274,997
Currency translation	(661)	(276)	—	—	(937)

Balance, July 3, 2004	$530,290	$383,833	$30,111	$26,135	$970,369

Note F — Discontinued Operations and Assets Held for Sale

As part of the Strategic Repositioning Program in 2001, management announced plans to exit the Private Label knitwear business and the Jantzen swimwear business. These businesses have been liquidated or sold. There were no operating results for these discontinued businesses during 2003 and 2004. Summarized assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets are as follows:

	July 3	January 3	July 5
(In thousands)	2004	2004	2003
Accounts receivable, net	$—	$723	$1,002
Other current assets, primarily deferred income taxes	—	1,873	1,807

	$—	$2,596	$2,809

Accrued liabilities	$—	$5,916	$6,930

In May 2004, VF sold its Healthtex® children’s playwear business (“Playwear”) for cash and notes totaling $17.1 million. VF retained all inventories and other working capital and will continue to ship products through the end of the third quarter of 2004. VF recorded a net gain on disposal of Playwear of $10.4 million, or $0.06 per share, in the second quarter. Under the sale agreement, VF agreed to purchase $150 million of branded playwear products from the purchaser over a 10 year period for sale in its VF Outlet stores.

Playwear contributed sales of $21.8 million and $55.8 million in the second quarter and six months of 2004, respectively. Playwear had an operating profit (including net gain on disposition) of $8.0 million and $3.9 million in the respective 2004 periods. In 2003, Playwear contributed sales of $30.8 million and $70.1 million and an operating profit (loss) of $(0.6) million and $0.8 million in the second quarter and six months, respectively. Assets and liabilities of this business included in the Consolidated Balance Sheets are summarized as follows:

	July 3	January 3	July 5
(In thousands)	2004	2004	2003
Accounts receivable, net	$5,482	$11,482	$15,556
Inventories	24,226	32,802	41,053
Other curent assets, primarily deferred income taxes	3,585	3,888	5,004
Property, plant and equipment, net	10,982	14,305	18,540

	$44,275	$62,477	$80,153

Accounts payable	$7,790	$9,803	$10,451
Accrued liabilities	10,704	6,046	7,877

	$18,494	$15,849	$18,328

Note G — Pension Plans

VF uses a September 30 measurement date for its two defined benefit pension plans. Accordingly, financial information for VF’s defined benefit pension plans included in the January 3, 2004 balance sheet was based on actuarial valuations as of September 30, 2003. In December 2003, management approved two amendments to VF’s defined benefit pension plans. These amendments involved (1) a change in the method of computing participants’ career average earnings for determination of pension benefits and (2) a transfer of certain benefit obligations from the unfunded supplemental executive retirement plan (“SERP”) to the qualified defined benefit pension plan.

Because of the significance of these amendments on each benefit plan’s accumulated and projected benefit obligations, VF requested its independent actuary to perform interim valuations of the plans as of December 31, 2003. The following provides a summary of the funded status of the plans at the December 31, 2003 interim valuation date (which is the basis for amounts included in the July 3, 2004 balance sheet), compared with information from the September 30, 2003 valuation (which is the basis for amounts included in the 2003 year-end balance sheet):

	Valuation Date
(Dollars in thousands)	December 31, 2003	September 30, 2003
Accumulated benefit obligations	$907,852	$896,337

Fair value of plan assets	$693,326	$647,723
Projected benefit obligations	993,654	957,437

Funded status	(300,328)	(309,714)
Unrecognized net actuarial loss	273,119	321,375
Unrecognized prior service cost	42,922	17,919
Plan contribution of $55,000 and other activity after valuation date	42,261	—

Pension asset, net	$57,974	$29,580

Assumptions used to determine benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	3.75%	3.75%

	July 3, 2004	January 3, 2004
Amounts included in Consolidated Balance Sheets:
Other Assets	$113,733	$17,919
Accrued Liabilities	—	(55,000)
Other Liabilities	(227,967)	(193,614)
Accumulated Other Comprehensive Income	172,208	260,275

	$57,974	$29,580

The effect of these plans on income was as follows:

	Second Quarter		Six Months
(In thousands)	2004	2003	2004	2003
Service cost — benefits earned during the year	$5,717	$4,619	$11,037	$9,238
Interest cost on projected benefit obligations	14,960	13,471	29,353	26,942
Expected return on plan assets	(15,173)	(12,325)	(29,376)	(23,576)
Amortization of:
Prior service cost	1,060	785	1,841	1,570
Actuarial loss	5,443	7,106	13,671	14,212

Total pension expense	$12,007	$13,656	$26,526	$28,386

Pension expense for the first quarter of 2004 was based on the September 30, 2003 valuation. Pension expense for the last nine months of 2004 is based on the December 31, 2003 valuation. For the full year 2004, pension expense is expected to be approximately $51 million.

VF made a $55.0 million discretionary contribution to its qualified pension plan in early 2004. Also during the first six months of 2004, VF made additional contributions totaling $1.6 million to fund benefit payments for the SERP. VF currently anticipates making an additional $1.4 million of contributions to fund benefit payments for the SERP during the remainder of 2004.

Note H — Business Segment Information

Financial information for VF’s reportable segments is presented below:

	Second Quarter		Six Months
(In thousands)	2004	2003	2004	2003
Net sales:
Consumer Apparel	$947,416	$855,580	$2,080,711	$1,815,570
Outdoor Apparel and Equipment	145,736	120,681	270,315	221,066
Occupational Apparel	114,392	103,716	225,902	226,571
All Other	61,993	54,765	125,278	121,590

Consolidated net sales	$1,269,537	$1,134,742	$2,702,206	$2,384,797

Segment profit:
Consumer Apparel	$132,496	$107,007	$300,373	$248,289
Outdoor Apparel and Equipment	20,633	17,653	34,535	24,564
Occupational Apparel	18,808	13,792	37,629	32,689
All Other	2,178	3,327	5,227	12,468

Total segment profit	174,115	141,779	377,764	318,010
Corporate and other expenses	(22,851)	(13,909)	(50,994)	(37,084)
Amortization of intangible assets	(2,062)	(95)	(3,402)	(95)
Restructuring charges, net	84	45	84	479
Interest, net	(16,656)	(13,090)	(33,437)	(25,158)

Income before income taxes	$132,630	$114,730	$290,015	$256,152

Vans, Napapijri and Kipling are included in the Outdoor Apparel and Equipment business segment. See Note C.

Note I — Capital and Comprehensive Income (Loss)

Common shares outstanding are net of shares held in treasury, and in substance retired, of 1,172,188 at July 3, 2004, 1,297,953 at January 3, 2004 and 33,450,011 at July 5, 2003. In addition, 245,247 shares of VF Common Stock at July 3, 2004, 242,443 shares at January 3, 2004 and 247,221 shares at July 5, 2003 are held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Convertible Preferred Stock, of which 889,904 shares were outstanding at July 3, 2004, 971,250 at January 3, 2004 and 1,065,889 at July 5, 2003.

Activity for 2004 in the Series B Preferred Stock, Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Preferred	Common	Additional	Retained
(In thousands)	Stock	Stock	Paid-in Capital	Earnings
Balance, January 3, 2004	$29,987	$108,170	$964,990	$1,067,602
Net income	—	—	—	193,962
Cash dividends:
Common Stock	—	—	—	(57,047)
Series B Convertible Preferred Stock	—	—	—	(941)
Conversion of Preferred Stock	(2,836)	131	—	2,705
Stock compensation plans, net	—	1,697	65,929	(704)

Balance, July 3, 2004	$27,151	$109,998	$1,030,919	$1,205,577

Other comprehensive income consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Second Quarter		Six Months
(In thousands)	2004	2003	2004	2003
Net income	$90,088	$74,945	$193,962	$167,011
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	936	21,059	(2,848)	24,112
Minimum pension liability adjustment, net of income taxes	—	—	54,425	—
Derivative financial instruments, net of income taxes	86	772	3,577	2,213
Unrealized gains (losses) on marketable securities, net of income taxes	(252)	2,032	(458)	6,279

Comprehensive income	$90,858	$98,808	$248,658	$199,615

Accumulated other comprehensive income (loss) for 2004 is summarized as follows:

	Foreign	Minimum	Derivative
	Currency	Pension	Financial	Marketable
(In thousands)	Translation	Liability	Instruments	Securities	Total
Balance, January 3, 2004	$(31,885)	$(160,850)	$(4,450)	$7,730	$(189,455)
Other comprehensive income	(2,848)	54,425	3,577	(458)	54,696

Balance, July 3, 2004	$(34,733)	$(106,425)	$(873)	$7,272	$(134,759)

The change in minimum pension liability in the first half of 2004 was due to the interim valuation of the pension plans as of December 31, 2003, as described in Note G.

Note J — Earnings Per Share

Earnings per share from continuing operations was computed as follows:

	Second Quarter		Six Months
(In thousands, except per share amounts)	2004	2003	2004	2003
Basic earnings per share:
Net income	$90,088	$74,945	$193,962	$167,011
Less Preferred Stock dividends	464	572	941	1,178

Income available for Common Stock	$89,624	$74,373	$193,021	$165,833

Weighted average Common Stock outstanding	109,655	107,412	109,192	107,884

Basic earnings per share	$0.82	$0.69	$1.77	$1.54

Diluted earnings per share:
Net income	$90,088	$74,945	$193,962	$167,011

Weighted average Common Stock outstanding	109,655	107,412	109,192	107,884
Effect of dilutive securities:
Preferred Stock	1,424	1,707	1,445	1,762
Stock options and other	1,563	969	1,441	854

Weighted average Common Stock and dilutive securities outstanding	112,642	110,088	112,078	110,500

Diluted earnings per share	$0.80	$0.68	$1.73	$1.51

Outstanding options to purchase 0.9 million shares and 1.3 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the second quarter and the six months of 2004, respectively, because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 5.4 million shares and 6.0 million shares of Common Stock were excluded for the second quarter and the six months of 2003, respectively.

Note K — Subsequent Events

Subsequent to the end of the second quarter, the Board of Directors declared a regular quarterly cash dividend of $0.26 per share, payable on September 20, 2004 to shareholders of record as of the close of business on September 10, 2004.

Part I – Financial Information

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have established several long-term financial targets that guide us in our long-term decisions. These targets, as more fully discussed in our Annual Report on Form 10-K for the year ended January 3, 2004 (“2003 Form 10-K”), are summarized below:

•	Sales growth of 6% per year

•	Operating income of 14% of sales

•	Return on invested capital of 17%

•	Debt to capital ratio of less than 40%

•	Dividend payout ratio of 30%

We have developed a five year growth plan that we expect will enable VF to achieve its long-term sales and income targets. Our growth strategy consists of five drivers:

1.	Aggressively build new growth brands. Focus on building more growing, global lifestyle brands with emphasis on younger consumers and female consumers.

2.	Expand our market share with our successful retail customers. Adapt our organizational structure to a more customer-specific focus.

3.	Extend our brands to customers in new geographic areas. Grow our international presence, particularly in rapidly expanding economies.

4.	Fuel our growth through lower costs and increased productivity. Leverage our supply chain capabilities across VF to drive costs and inventory levels lower.

5.	Build new growth enablers. Support our growth plans by recruiting qualified leaders with new skill sets.

Highlights of the second quarter of 2004 included:

•	VF completed four acquisitions – Vans, Inc. (“Vans”), makers of Vans® performance and casual footwear and apparel for skateboarders and other action sports participants and enthusiasts; Kipling® backpacks, bags and accessories (“Kipling”); Napapijri® premium outdoor-based sportswear (“Napapijri”); and a 51% interest in an intimate apparel marketing company in Mexico (collectively, the “2004 Acquisitions”). These acquisitions added $10.6 million to sales and $0.01 to earnings per share in the quarter. These acquisitions are expected to contribute approximately $275 million to sales and $0.05 to $0.07 to earnings per share for the year 2004. (All per share amounts are presented on a diluted basis.)

•	Sales, net income and earnings per share were each at record levels for the second quarter.

•	Net sales increased 12% to $1,269.5 million compared with the prior year quarter. Contributing to this increase were the addition of Nautica Enterprises, Inc. (“Nautica”) acquired in August 2003 and increases in our core businesses, with the exception of jeanswear.

•	Net income increased 20% to $90.1 million compared with the prior year quarter, and earnings per share increased 18% to $0.80. The increases resulted from improved operating performance in most core businesses and the gain on disposition of our children’s playwear business (see below).

•	VF sold its Healthtex® children’s playwear (“Playwear”) business, resulting in a net gain of $0.06 per share. VF retained substantially all working capital and will wind down the remaining operations by the end of the year.

•	Integration of Nautica and the 2004 Acquisitions is proceeding as planned.

Discussion and Analysis of Results of Operations

     Consolidated Statements of Income

The following table presents a summary of the changes in our Net Sales for the second quarter and six months of 2004 compared with the comparable periods of 2003:

	Second Quarter	Six Months
	2004 Compared	2004 Compared
(In millions)	with 2003	with 2003
Net sales – prior year period	$1,135	$2,385
Ongoing operations	18	53
Acquisitions made in prior year	115	267
Acquisitions made in current year	11	11
Disposition of Playwear business	(9)	(14)

Net sales – current year period	$1,270	$2,702

Acquisitions completed during 2003 and 2004 added an incremental $126 million to sales during the 2004 quarter and $278 million during the 2004 six months (prior to the anniversary dates of each acquisition), with a substantial majority of those amounts coming from the Nautica acquisition. Sales at ongoing operations increased $18 million during the quarter and $53 million during the six months of 2004. Sales increases during the quarter were in our global intimate apparel, outdoor and occupational apparel businesses, offset by a decline in domestic jeanswear. Increases during the six months were primarily in global intimate apparel, outdoor products and international jeanswear. Finally, the Playwear business was sold during the second quarter; amounts above represent the decline in Playwear sales in 2004. Additional details on sales are provided in the section titled “Information by Business Segment”.

In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in relation to most functional currencies where VF conducts business (primarily the European euro countries) improved sales comparisons by $14 million and $56 million in the 2004 quarter and six month periods, respectively, relative to 2003. The average translation rate for the euro was $1.23 per euro during the first half of 2004, compared with $1.08 per euro during the first half of 2003. Based on the translation rate of $1.23 per euro at July 3, 2004, reported sales in the remainder of 2004 may also receive a slight translation benefit compared with 2003.

The following table presents the percentage relationship to Net Sales for components of our Consolidated Statements of Income:

	Second Quarter		Six Months
	2004	2003	2004	2003
Gross margin (net sales less cost of goods sold)	39.4%	37.1%	39.0%	37.3%
Marketing, administrative and general expenses	(29.3)	(26.5)	(28.3)	(26.1)
Royalty income and other	0.9	0.5	0.9	0.5
Gain on disposal of Playwear business, net	0.8	—	0.3	—

Operating income	11.8%	11.1%	11.9%	11.7%

Gross margins improved to 39.4% of sales in the 2004 quarter and 39.0% in the six months, compared with 37.1% and 37.3% in the 2003 periods. Approximately one-half of the 2004 improvement in gross margin as a percent of sales in both periods was due to changes in the mix of our businesses, as we have experienced sales growth in our higher margin outdoor businesses and from the acquisition of Nautica. Although the effect was not significant on 2004 operating results, the 2004 Acquisitions also have higher gross margins. The remaining improvement is related to operating efficiencies and better capacity utilization in core businesses.

Marketing, Administrative and General Expenses increased as a percent of sales to 29.3% in the second quarter and 28.3% in the six months of 2004, compared with 26.5% and 26.1% in the 2003 periods. Nearly all of the increase in these expenses as a percent of sales in both periods was due to changes in the mix of our businesses (including the acquisition of Nautica), where a larger portion of sales are coming from businesses having a higher expense percentage. Although the effect was not significant on 2004 operating results, the 2004 Acquisitions also have higher operating expense percentages.

Royalty Income and Other increased by $5.3 million and $12.2 million in the 2004 quarter and six month periods. The increase is primarily from net royalty income earned by Nautica. Further growth in net royalty income is expected for 2004 due to the full year effect of this acquisition and royalty income expected from the 2004 Acquisitions.

Playwear, consisting primarily of the Healthtex® brand, was sold in May 2004. VF retained substantially all working capital and will wind down the remaining operations by the end of the year. VF recognized a net gain on disposition of $10.4 million ($0.06 per share) in the second quarter and $7.4 million ($0.04 per share) for the six months. During the third quarter, we expect that Playwear’s operating results, plus charges to be recorded following completion of shipping commitments and the exit of leased facilities, will negatively impact earnings by $0.06 per share. See Note F to the consolidated financial statements.

Net Interest Expense increased by $3.6 million in the second quarter of 2004 and by $8.3 million in the first six months of 2004 from the 2003 amounts. The increase in 2004 was primarily due to higher average borrowings resulting from the acquisition of Nautica in August 2003, offset in part by lower average interest rates. Average interest-bearing debt outstanding totaled approximately $1.0 billion for the six months of 2004 and $660 million for the comparable 2003 period. The weighted average interest rate was 7.3% for the six months of 2004, compared with 8.4% for 2003.

The effective income tax rate was 33.1% for the first half of 2004, compared with 34.8% in the first half of 2003. The effective tax rate declined in 2004 relative to the prior year due to more foreign income taxed at lower rates and lower foreign operating losses with no related tax benefit.

In addition, the rate was lower in the second quarter and first six months of 2004 due to a favorable resolution of a tax matter in Europe during the quarter. The effective income tax rate is expected to be somewhat higher for the second half of the year, resulting in a full year rate of approximately 33.5%.

Net income was $90.1 million ($0.80 per share) in the second quarter of 2004. This compares with $74.9 million ($0.68 per share) in 2003. Net income increased 20% in 2004, while earnings per share increased 18%, reflecting a larger number of shares outstanding in 2004 due to exercises of stock options. For the first six months of 2004, net income was $194.0 million ($1.73 per share), compared with $167.0 million ($1.51 per share) in 2003. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in 2004 compared with the prior year had a $0.06 favorable impact on earnings per share in the first half of 2004; the effect was less than $0.01 per share in the quarter. The acquisition of Nautica had a $0.04 per share negative impact on the 2004 quarter results and a $0.01 per share negative impact on the 2004 year-to-date results, relative to 2003, reflecting the seasonal nature of this business.

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

See Note R to the consolidated financial statements in our 2003 Form 10-K for information about our grouping of the business units referred to above into four reportable business segments and about our internal financial reporting. Also see Note H to this quarterly report for a summary of our results of operations and other information by business segment, along with a reconciliation of Segment Profit to Income Before Income Taxes.

The following tables present a summary of the changes in our Net Sales by business segment for the second quarter and for the first six months of 2004, compared with the comparable periods of the prior year:

	Second Quarter
		Outdoor
	Consumer	Apparel and	Occupational	All
(In millions)	Apparel	Equipment	Apparel	Other	Total
Net sales - 2003	$856	$121	$104	$54	$1,135
Ongoing operations	(12)	14	10	6	18
Acquisitions in prior year	112	—	—	3	115
Acquisitions in current year	—	11	—	—	11
Disposition of Playwear	(9)	—	—	—	(9)

Net sales - 2004	$947	$146	$114	$63	$1,270

	Six Months
		Outdoor
	Consumer	Apparel and	Occupational	All
(In millions)	Apparel	Equipment	Apparel	Other	Total
Net sales - 2003	$1,816	$221	$227	$121	$2,385
Ongoing operations	21	38	(1)	(5)	53
Acquisitions in prior year	258	—	—	9	267
Acquisitions in current year	—	11	—	—	11
Disposition of Playwear	(14)	—	—	—	(14)

Net sales - 2004	$2,081	$270	$226	$125	$2,702

     Consumer Apparel:

The Consumer Apparel segment consists of our jeanswear, women’s intimate apparel, sportswear and childrenswear businesses. Overall, segment sales increased 11% in the second quarter of 2004 and 15% in the six months, driven by the addition of sales from the 2003 acquisition of Nautica. Sales by product category within this business segment are summarized below:

	Second Quarter		Six Months
(In millions)	2004	2003	2004	2003
Jeanswear	$579	$614	$1,283	$1,303
Intimate apparel	234	211	484	443
Sportswear	112	—	258	—
Playwear	22	31	56	70

	$947	$856	$2,081	$1,816

Total jeanswear sales declined by 6% in the quarter and by 2% year-to-date. Domestic jeanswear sales declined in the quarter by 9%, due to unit volume decreases, reflecting challenges faced by several key customers and slight price reductions on some carryforward styles. For the six months domestic jeanswear sales declined 4%. International jeanswear sales increased 6% in the quarter, primarily related to a $6 million favorable effect of foreign currency translation. For the six months, international jeanswear sales were up 4%, including a $35 million favorable effect of foreign currency translation. Global jeanswear sales are expected to increase in the second half based on current and forecasted orders in response to new programs in the United States and in Europe.

Global intimate apparel sales increased 12% in the quarter and 10% for the six months of 2004 due to continued strength in our domestic private label business and the mass market Vassarette® and Curvation® brands. International intimate apparel sales increased 4% in both periods, primarily resulting from favorable foreign currency translation effects.

Consumer apparel profit increased 24% in the quarter and 21% for the six months, with approximately two-thirds of the improvement in our ongoing businesses. The ongoing businesses reflect profit improvement in both periods for global jeanswear, related to an improved mix of products sold and less downtime in manufacturing plants, and for intimate apparel due to higher sales volume. The Nautica acquisition was neutral to segment profit for the quarter and contributed $12 million of segment profit for the six months, with profit in the Nautica® brand businesses being offset by losses at the Earl Jean and John Varvatos businesses.

Playwear was sold during the second quarter of 2004. The retained inventories and other working capital will be liquidated by the end of the year. This business contributed sales of $22 million in the 2004 quarter and $56 million year-to-date and segment profit of $8 million and $4 million, respectively. Included in the segment profit amounts were net gains on disposition of this business unit of $10 million and $7 million, respectively. Comparable amounts for 2003 were sales of $31 million and $70 million and segment profit (loss) of $(1) million and $1 million, respectively. See Note F to the consolidated financial statements.

     Outdoor Apparel and Equipment:

The Outdoor Apparel and Equipment segment consists of VF’s outdoor-related businesses represented by The North Face® products (outerwear and equipment) and the JanSport® and Eastpak® brands (daypacks and backpacks). Also included are the recently acquired Vans®, Napapijri® and Kipling® brands; see Note C to the consolidated financial statements. During 2004, sales and segment profit advanced significantly at The North Face in both the United States and Europe due to continued strong consumer demand for its products. Sales and profit in the packs business declined in the 2004 second quarter and were flat in the six months. Both sales and profit are expected to increase for the full year with growth in travel and apparel products. The effects of foreign currency translation contributed $2 million to sales in the 2004 quarter and $11 million in the six months. The businesses comprising this segment, including the 2004 Acquisitions, have higher seasonal second half sales volumes, and therefore the levels of first half sales and profitability are not indicative of expected full year results.

     Occupational Apparel:

The Occupational Apparel segment includes VF’s industrial, career and safety apparel businesses. Sales increased 10% in the quarter and were flat for the six months of 2004. The sales increase in the quarter was due to higher sales of service uniforms driven by higher domestic employment, particularly to various governmental agencies. Profits increased as a percent of sales in 2004 due to improved capacity utilization and other cost reduction efforts.

     All Other:

The All Other segment includes VF’s licensed sportswear and distributor knitwear businesses. Sales advanced due to strength in licensed Major League Baseball apparel in the quarter, plus licensed National Football League apparel in the six month period. Segment profit declined in 2004 as a result of pricing and volume declines in our distributor knitwear business.

     Reconciliation of Segment Profit to Income Before Income Taxes:

There are three types of costs necessary to reconcile total Segment Profit, as discussed in the preceding paragraphs, to Income Before Income Taxes:

•	Corporate and Other Expenses – These expenses consist primarily of information systems, headquarters’ costs, and trademark maintenance and enforcement costs that are not apportioned to the business segments. Expenses increased in the first six months of 2004 compared to the comparable period in 2003 due to incremental consulting costs related to VF’s growth and strategic initiatives, increased pension costs not apportioned to the business segments and higher incentive compensation based on VF’s financial performance relative to its targets.

•	Amortization of Intangible Assets – Business unit management has direct responsibility and accountability for all operating assets under their control. Acquisition-related intangible assets are considered as nonoperating assets for internal financial reporting purposes, and accordingly, these assets and the related amortization charges are not considered to be under the control of business unit management. The expense in 2004 resulted primarily from amortization of intangible assets from the 2003 acquisitions; see Note D to the consolidated financial statements.

•	Interest, Net – Financing costs are managed at the corporate level and are not under the direct control of business segment management. See the interest expense discussion in the previous “Consolidated Statements of Income” section.

Discussion and Analysis of Financial Condition

     Balance Sheets

Accounts Receivable increased in 2004 over year-end 2003 due to the 2004 Acquisitions and seasonal sales patterns. Receivables increased over the prior year date due to the 2003 acquisition of Nautica and the 2004 Acquisitions. The number of days’ sales in accounts receivable outstanding increased slightly in 2004 due to longer terms at the newly acquired companies.

Inventories increased by 6% in 2004 from the prior year date. This included the acquisition of Nautica and the 2004 Acquisitions (which together added $153 million to inventories) and the effects of foreign currency translation on international balances. Accordingly, inventories at ongoing businesses declined by $90 million, or 9%. Inventory levels increased from the end of 2003 due to the 2004 Acquisitions and expected seasonal requirements in the ongoing businesses. The overall improvement in 2004 inventory levels in our ongoing businesses was due to sales being above expectations, cautious buying practices and improved production planning techniques.

Other Current Assets increased from the balance at the end of 2003 due to deferred income tax assets recorded for the 2004 Acquisitions.

Intangible Assets and Goodwill each increased in 2004 compared with year-end 2003 due to the 2004 Acquisitions, and year-end 2003 increased from July 5, 2003 due to the Nautica acquisition. See Notes C, D and E to the consolidated financial statements.

Other Assets at July 3, 2004 was comparable to the balance at the end of 2003. During this period, there was an increase in the prepaid pension asset (see Note G to the consolidated financial statements), offset by a reduction in deferred income tax assets. The 2003 year-end net long-term deferred income tax assets of $117.4 million, when combined with long-term deferred income tax liabilities primarily related to acquisitions (see Note C), resulted in a $2.8 million net deferred income tax asset at July 3, 2004.

Short-term Borrowings at July 3, 2004 included $193.7 million of commercial paper borrowings and $41.8 million representing the deferred purchase price payable for the 2004 Acquisitions. The remainder at July 3, 2004, and the entire balance at the other two dates, related to foreign borrowings.

Accounts Payable increased from the balance at year-end 2003 due to the 2004 Acquisitions, and year-end 2003 was higher than the balance at July 5, 2003 due to the acquisition of Nautica. Accrued Liabilities increased from the year-end 2003 balance due to the 2004 Acquisitions, offset by payment of the $55.0 million minimum pension liability accrued at the end of 2003. Accrued Liabilities increased from the comparable date in 2003 due to the acquisition of Nautica and the 2004 Acquisitions.

Long-term Debt at both July 3, 2004 and year-end 2003 included (1) $300.0 million principal amount of 30 year notes issued in September 2003 to fund a portion of the purchase price of Nautica and (2) approximately $60 million representing the discounted value of obligations for the purchase of the Nautica rights. At July 3, 2004, $100.0 million of 6.75% notes payable in June 2005 were reclassified to current liabilities.

Other Liabilities increased in 2004 relative to year-end 2003, and increased at year-end 2003 relative to July 5, 2003, due to an increase in pension liabilities and increased balances for nonqualified deferred compensation plans. See Note G to the consolidated financial statements for additional information about our accrued pension balances.

     Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	July 3	January 3	July 5
Dollars in millions	2004	2004	2003
Working capital	$896.5	$1,336.7	$1,311.4
Current ratio	1.7 to 1	2.5 to 1	2.7 to 1
Debt to total capital	35.8%	33.7%	27.5%

For computing the ratio of debt to total capital, debt is defined as Short-term Borrowings and Long-term Debt, and total capital is defined as debt plus Common Stockholders’ Equity. Our ratio of net debt to total capital, with net debt defined as debt less Cash and Equivalents, was 32.3% at July 3, 2004.

VF’s primary source of liquidity is its strong cash flow provided by operations. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period. For the first six months of 2004, cash provided by operations was $143.0 million, compared with cash used by operations of $131.7 million in the prior year period. The significant reasons for the improved cash provided by operating activities in the 2004 period, compared with the 2003 period, were:

•	Higher net income in 2004.

•	Lower build of inventory in 2004, compared with the first six months of 2003.

•	Change in funds provided by Accounts Payable resulting from reduced purchases of inventory near the end of the 2003 period, compared with the 2004 period.

•	Change in funds provided by Accrued Liabilities due to higher incentive compensation earned and accrued in 2002 (paid in early 2003), compared with lower amounts earned and accrued in 2003 (paid in early 2004).

•	Lower pension funding in 2004, as VF contributed $55.0 million to its qualified defined benefit pension plan in 2004, compared with $75.0 million in 2003.

In addition to cash flow from operations, VF is well positioned to finance its ongoing operations and meet unusual circumstances that may arise. VF has a $750.0 million unsecured committed bank facility that expires in September 2008. This bank facility supports a $750.0 million commercial paper program. Any issuance of commercial paper would reduce the amount available under the bank facility. At July 3, 2004, there was $193.7 million of commercial paper outstanding. There was $541.7 million available for borrowing under the credit agreement, with the difference of $14.6 million due to standby letters of credit issued under the agreement. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission (“SEC”), VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.

In April 2004, following the announcement of the definitive merger agreement to acquire Vans, Inc. (see Note C), Standard & Poor’s Ratings Services affirmed its ‘A minus’ long-term corporate credit and senior unsecured debt ratings for VF, as well as its ‘A-2’ commercial paper rating. Standard & Poor’s ratings outlook is ‘stable’. Also in April, Moody’s Investors Service affirmed VF’s long-term debt rating of ‘A3’ and its short-term debt rating of ‘Prime-2’ and continued the ratings outlook as ‘negative’. Existing debt agreements do not contain acceleration of maturity clauses based on changes in credit ratings.

Capital expenditures were $34.9 million in the 2004 period, compared with $45.4 million in 2003. We expect that capital spending could reach $90 — $100 million in 2004 and will be funded by cash flow from operations.

Business acquisitions resulted in a use of funds of $614.6 million in 2004, including amounts paid to cash out stock options and to fund payments related to employment contracts for which change in control provisions had been triggered. An additional maximum amount of $41.8 million is payable during the third quarter of 2004 for deferred purchase payments. This amount was classified in Short-term Borrowings at July 3, 2004.

The principal difference in cash flows from financing activities between the 2004 and 2003 periods was commercial paper borrowings to fund a portion of the purchase price of the acquisitions in 2004. Other differences in cash flows were higher funds provided from the exercise of stock options in the 2004 period and higher funds used to repurchase shares of Common Stock in the 2003 period. We suspended the share repurchase program during the second quarter of 2003 because of the purchase of Nautica. At that time, we stated that, depending on business acquisition opportunities that may arise, we could resume this program during 2004. With the acquisitions in the second quarter of 2004 (see Note C), there is no plan to resume share repurchases at this time.

Management believes that VF’s cash balances and funds provided by operations, as well as unused credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide liquidity to meet all of its obligations when due and flexibility to meet investment opportunities that may arise. Regarding the $193.7 million of commercial paper borrowings outstanding at July 3, 2004 incurred to fund a portion of the purchase price of the 2004 Acquisitions, VF has the ability to roll over these borrowings under its committed $750.0 million bank facility to effectively extend their maturity. However, we believe that cash flow from operations over the remainder of 2004 will be sufficient to repay these borrowings. Further, we believe VF has adequate liquidity to repay the $100.0 million and $300.0 million of long-term debt obligations due in June and October 2005, respectively.

Management’s Discussion in our 2003 Form 10-K provided a table of VF’s fixed obligations at the end of 2003 that would require the use of funds. Since the filing of our 2003 Form 10-K, there have been the following changes relating to VF’s fixed obligations that require the use of funds or other financial commitments that may require the use of funds:

•	Inventory purchase obligations are higher at the end of the second quarter, compared with year-end, due to the seasonally higher sales expected in the succeeding months. In addition, inventory purchase commitments in the ordinary course of business arising from the 2004 Acquisitions total approximately $56 million.

•	VF has committed to purchase $15.0 million per year through 2013 of branded childrenswear products from the company that purchased our Playwear business unit. (See Note F to the consolidated financial statements).

•	Obligations under operating leases increased due to the 2004 Acquisitions by approximately $7 million for the remainder of 2004, $8 — 11 million per year for each of 2005 to 2008 and a total of $16 million thereafter.

•	There is a maximum of $41.8 million of deferred purchase price payments to be made during the third quarter of 2004 in connection with the 2004 Acquisitions.

Critical Accounting Policies and Estimates

We apply accounting policies that are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the consolidated financial statements included in our 2003 Form 10-K.

The application of certain of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 2003 Form 10-K. There have been no material changes in these policies.

Cautionary Statement on Forward-Looking Statements

From time to time, we may make oral or written statements, including statements in this Quarterly Report, that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance, and assumptions related thereto.

Forward-looking statements are made based on our expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of VF to differ from forward-looking statements include, but are not limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which VF competes; competitive conditions in and financial strength of our customers and of our suppliers; actions of competitors, customers, suppliers and service providers that may impact VF’s business; the availability of new acquisitions that increase shareholder value; our ability to successfully integrate and to achieve sales and earnings growth from new acquisitions; terrorist actions; and the impact of economic and political factors in the markets where VF competes, such as recession or changes in interest rates, currency exchange rates, price levels, capital market valuations and other factors over which we have no control.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A of our 2003 Form 10-K.

Item 4 — Controls and Procedures

Disclosure controls and procedures:

The term “disclosure controls and procedures” as defined in Rule 13 a-15(e) of the Securities Exchange Act of 1934 refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files with the SEC is recorded, processed, summarized and reported within required time periods.

VF has had controls and procedures in place for many years for the gathering and reporting of business, financial and other information in SEC filings. To centralize and formalize this process, VF has a Disclosure Committee comprised of various members of management. Under the supervision of our Chief Executive Officer and Chief Financial Officer, this Committee has evaluated the effectiveness of the disclosure controls and procedures at VF and its subsidiaries as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the Evaluation Date that such controls and procedures were operating effectively.

Changes in internal control over financial reporting:

During VF’s last fiscal quarter, there have been no changes in VF’s internal control identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.

Part II – Other Information

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer purchases of equity securities:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Weighted Average	Part of Publicly	Be Purchased Under
	Shares Purchased	Price Paid per	Announced Plans or	the Plans or
Fiscal Period	(1)	Share	Programs	Programs (2)
April 2004	—	—	—	5,315,900
May 2004	—	—	—	5,315,900
June 2004	—	—	—	5,315,900

Total	—

(1)	VF did not purchase any shares of its Common Stock during the second quarter. During March 2004, VF withheld 4,849 shares of Common Stock at a weighted average price per share of $43.83 from delivery to participants for tax withholding purposes under VF’s Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan. The Mid-Term Incentive Plan provides that VF shall withhold from the shares of Common Stock issuable in settlement of a participant’s performance restricted stock units the number of shares having an aggregate fair market value equal to any federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts.

(2)	We suspended VF’s share purchase program during the second quarter of 2003 because of the purchase of Nautica. At that time, we stated that, depending on business acquisition opportunities that may arise, we could resume this program during 2004. With the recent acquisitions, there is no current plan to resume share repurchases. Potential future tax withholding under the Mid-Term Incentive Plan mentioned in Footnote (1) above are not included in this column.

Item 5 — Other Information

The consolidated balance sheet and the consolidated statement of cash flows as of July 3, 2004 included herein differ from the respective financial statements included with our press release on July 21, 2004 (and furnished to the Securities and Exchange Commission in a related filing on Form 8-K) announcing our second quarter financial results. The accompanying financial statements include refinements in the allocation of the purchase price for the businesses acquired during the second quarter of 2004. See Note C.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 – Eleventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan

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

In a report on Form 8-K dated April 14, 2004, VF issued a press release announcing that it had entered into an agreement to acquire Green Sport Monte Bianco S.p.A.

In a report on Form 8-K dated April 27, 2004, VF issued a press release announcing its first quarter 2004 financial results.

In a report on Form 8-K dated April 27, 2004, VF issued a press release announcing that it and its wholly owned subsidiary, McGarrett Corporation, had entered into an Agreement and Plan of Merger with Vans, Inc.

In a report on Form 8-K dated June 30, 2004, VF issued a press release announcing that it had completed its previously announced merger between Vans, Inc. and a subsidiary of VF.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
By:	/s/ Robert K. Shearer
Robert K. Shearer
Vice President - Finance & Global Processes and Chief Financial Officer (Chief Financial Officer) (Chief Accounting Officer)

Date: August 12, 2004