Form 10-Q
period 2004-10-02
V F CORP
filed 2004-11-04
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES [X] NO [   ]

On October 30, 2004, there were 111,075,871 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

VF CORPORATION

Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2	October 4	October 2	October 4
	2004	2003	2004	2003
Net Sales	$1,792,569	$1,435,403	$4,494,775	$3,820,200
Costs and Operating Expenses
Cost of goods sold	1,072,741	898,325	2,720,842	2,393,628
Marketing, administrative and general expenses	466,197	341,861	1,229,993	965,352
Royalty income and other	(12,751)	(9,359)	(37,359)	(21,728)
Loss on disposal of Playwear business, net	14,978	—	7,561	—

	1,541,165	1,230,827	3,921,037	3,337,252

Operating Income	251,404	204,576	573,738	482,948
Other Income (Expense)
Interest income	1,087	1,337	4,848	4,612
Interest expense	(19,822)	(14,969)	(57,020)	(43,402)
Miscellaneous, net	838	(154)	1,956	2,784

	(17,897)	(13,786)	(50,216)	(36,006)

Income Before Income Taxes	233,507	190,790	523,522	446,942
Income Taxes	78,070	65,501	174,123	154,642

Net Income	$155,437	$125,289	$349,399	$292,300

Earnings Per Common Share
Basic	$1.41	$1.16	$3.18	$2.70
Diluted	1.38	1.14	3.11	2.65
Weighted Average Shares Outstanding
Basic	110,149	107,213	109,511	107,660
Diluted	113,034	109,775	112,232	110,259
Cash Dividends Per Common Share	$0.26	$0.25	$0.78	$0.75

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	October 2	January 3	October 4
	2004	2004	2003
ASSETS
Current Assets
Cash and equivalents	$182,007	$514,785	$217,491
Accounts receivable, less allowances of:
Oct. 2 - $81,672; Jan. 3 - $65,769; Oct. 4 - $69,528	923,610	633,863	840,159
Inventories:
Finished products	832,165	714,867	847,762
Work in process	96,239	91,593	93,058
Materials and supplies	124,372	126,525	121,765

	1,052,776	932,985	1,062,585
Other current assets	156,103	126,898	182,068

Total current assets	2,314,496	2,208,531	2,302,303
Property, Plant and Equipment	1,573,320	1,559,846	1,581,200
Less accumulated depreciation	998,052	968,166	980,792

	575,268	591,680	600,408
Intangible Assets	631,266	318,634	383,366
Goodwill	1,023,422	700,972	677,657
Other Assets	382,208	425,735	317,468

	$4,926,660	$4,245,552	$4,281,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$149,342	$33,948	$224,812
Current portion of long-term debt	401,078	1,144	2,117
Accounts payable	347,214	315,219	246,337
Accrued liabilities	636,115	521,546	565,760

Total current liabilities	1,533,749	871,857	1,039,026
Long-term Debt	557,099	956,383	910,849
Other Liabilities	446,219	436,018	446,918
Redeemable Preferred Stock	26,702	29,987	31,225
Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
Oct. 2 - 110,488,786; Jan. 3 - 108,170,091; Oct. 4 - 107,401,351	110,489	108,170	107,401
Additional paid-in capital	1,049,327	964,990	938,260
Accumulated other comprehensive income (loss)	(129,346)	(189,455)	(181,821)
Retained earnings	1,332,421	1,067,602	989,344

Total common stockholders’ equity	2,362,891	1,951,307	1,853,184

	$4,926,660	$4,245,552	$4,281,202

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	October 2	October 4
	2004	2003
Operations
Net income	$349,399	$292,300
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation	81,686	77,083
Amortization	23,162	7,364
Provision for doubtful accounts	11,126	11,609
Pension funding in excess of expense	(10,912)	(34,156)
Other, net	(924)	9,335
Changes in current assets and liabilities:
Accounts receivable	(223,879)	(159,863)
Inventories	(56,695)	(80,291)
Other current assets	2,013	6,951
Accounts payable	(12,535)	(124,435)
Accrued liabilities	135,888	35,050

Cash provided by operating activities of continuing operations	298,329	40,947
Investments
Capital expenditures	(52,204)	(64,023)
Business acquisitions, net of cash acquired	(629,258)	(578,489)
Software purchases	(8,139)	(7,413)
Sale of Playwear business	4,517	—
Other, net	8,894	2,001

Cash used by investing activities of continuing operations	(676,190)	(647,924)
Financing
Increase in short-term borrowings	61,634	452,360
Payments on long-term debt	(2,832)	(427)
Purchase of Common Stock	—	(61,400)
Cash dividends paid	(87,222)	(82,595)
Proceeds from issuance of Common Stock	77,973	8,562
Other, net	(456)	(338)

Cash provided by financing activities of continuing operations	49,097	316,162
Net Cash Used by Discontinued Operations	(3,320)	(2,705)
Effect of Foreign Currency Rate Changes on Cash	(694)	14,644

Net Change in Cash and Equivalents	(332,778)	(278,876)
Cash and Equivalents - Beginning of Year	514,785	496,367

Cash and Equivalents - End of Period	$182,007	$217,491

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Similarly, the 2003 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended October 2, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 1, 2005. For further information, refer to the consolidated financial statements and notes included in VF Corporation’s (“VF”) Annual Report on Form 10-K for the year ended January 3, 2004 (“2003 Form 10-K”).

Certain prior year amounts have been classified to conform with the 2004 presentation.

Note B - Stock-based Compensation

Stock-based compensation is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. For stock option grants, compensation expense is not required, as all options have an exercise price equal to the market value of the underlying common stock at the date of grant. For grants of performance-based stock units, compensation expense equal to the market value of the shares expected to be issued is recognized over the three-year performance period being measured. For restricted stock grants, compensation expense equal to the market value of the shares at the date of grant is recognized over the vesting period. The following table presents the effect on net income and earnings per share as if VF had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation:

	Third Quarter		Nine Months
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$155,437	$125,289	$349,399	$292,300
Add employee compensation expense for performance-based restricted stock units and stock grants included in reported net income, net of income taxes	464	(416)	3,496	1,115
Less total stock-based employee compensation expense determined under the fair value-based method, net of income taxes	(3,536)	(2,683)	(12,523)	(10,695)

Pro forma net income	$152,365	$122,190	$340,372	$282,720

Net income per common share:
Basic - as reported	$1.41	$1.16	$3.18	$2.70
Basic - pro forma	1.38	1.13	3.10	2.61
Diluted - as reported	$1.38	$1.14	$3.11	$2.65
Diluted - pro forma	1.35	1.11	3.03	2.56

During the first nine months of 2004, VF granted options for 1,746,990 shares of common stock at exercise prices equal to the market value of VF common stock on the date of grant. Accordingly, no compensation expense was recognized for these options. The weighted average fair value of these options at the date of grant was $11.64 per option. Fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 2.4%; expected volatility of 35%; risk-free interest rate of 2.6%; and expected average life of 4 years.

Also during the first nine months of 2004, VF granted 280,007 performance-based stock units having a grant date fair value per unit of $43.18. Compensation expense for performance-based stock units is recognized in the income statement over the three-year performance period being measured.

There were changes in VF’s management incentive compensation program in 2004, resulting in fewer stock options being granted and more performance-based stock units being granted relative to prior years. Accordingly, because of the greater number of performance-based stock units granted in 2004, the amount of compensation expense recognized in the income statement during 2004 is higher than in prior years.

Note C – Acquisitions

During the second quarter of 2004, VF acquired the following four businesses for a total cost, including expenses, of $667.3 million (collectively, the “2004 Acquisitions”). Of that amount, $643.9 million was paid through the third quarter and $23.4 million is payable in the fourth quarter of 2004. An additional amount of up to $0.8 million may be payable in the fourth quarter.

•	The most significant transaction was the acquisition on June 30, 2004 of 100% of the common stock of Vans, Inc. (“Vans”) at a price of $20.55 per share, for a total cost of $373.1 million. Vans designs and markets Vans® performance and casual footwear and apparel for skateboarders and other action sports participants and enthusiasts. In its most recent fiscal year, Vans had sales of $344 million, with sales being split approximately equally among domestic wholesale accounts, domestic retail stores and international operations.

•	On May 31, 2004, VF acquired 100% of the common stock of Green Sport Monte Bianco S.p.A., makers of Napapijri® premium casual outdoor sportswear (“Napapijri”). The total cost was $104.8 million.

Based in Italy, Napapijri had sales of $76 million in its most recent year.

•	VF acquired the operating assets of Kipling® bags, backpacks and accessories (“Kipling”) on June 14, 2004 for a total cost of $183.4 million. Based in Belgium, Kipling had sales of $69 million in its most recent year.

•	VF acquired 51% ownership of a newly created intimate apparel marketing company in Mexico. This new company will market several of VF’s intimate apparel brands, as well as the Ilusión® brand licensed from the minority partner, to discount stores and department stores in Mexico. Business operations began in the third quarter of 2004.

The Vans, Napapijri and Kipling businesses add lifestyle brands having global growth potential. Their brands are targeted to specific consumer groups, and their products extend across multiple categories. Vans and Kipling provide expertise and growth opportunities in two new product categories for VF — footwear and women’s accessories. In addition, the sportswear design talent at Napapijri will be utilized to expand The North Face® European apparel offerings and, in 2005, to launch Nautica® apparel in Europe. Factors that contributed to purchase prices that resulted in recognition of Goodwill included (1) expected growth rates and profitability of the acquired companies, (2) the opportunity to leverage VF’s skills to achieve higher growth in sales, income and cash flows of these businesses and (3) expected synergies with existing VF business units.

The allocation of the purchase price to the assets acquired and liabilities assumed related to one of the acquisitions is subject to change because VF is awaiting information from outside counsel on litigation.

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

	Third Quarter		Nine Months
(In thousands, except per share amounts)	2004	2003 **	2004 *	2003 **
Net sales	$1,792,569	$1,650,217	$4,660,656	$4,492,724
Net income	155,437	94,279	309,725	235,874
Earnings per common share
Basic	$1.41	$0.87	$2.82	$2.17
Diluted	1.38	0.86	2.76	2.14

* Pro forma operating results for 2004 include expenses totaling $60.6 million ($0.42 basic and $0.41 diluted per share) for settlement of stock options, payments related to employment contracts and other transaction expenses incurred by Vans related to its acquisition by VF.

** Pro forma operating results for 2003 include expenses totaling $35.6 million ($0.24 basic and $0.23 diluted per share) for settlement of stock options, payments related to employment contracts and other transaction expenses incurred by Nautica related to its acquisition by VF.

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

VF accrued various restructuring charges in connection with these acquisitions. Activity in the restructuring accruals related to Nautica is summarized as follows:

		Facilities	Lease
(In thousands)	Severance	Exit Costs	Termination	Total
Balance, January 3, 2004	$6,044	$403	$12,948	$19,395
Additional accrual	3,682	—	—	3,682
Noncash charges to accrual	—	(376)	—	(376)
Cash payments	(2,955)	(27)	(12,948)	(15,930)

Balance, October 2, 2004	$6,771	$—	$—	$6,771

     Activity in the restructuring accruals related to the 2004 Acquisitions is summarized as follows:

		Facilities	Lease
(In thousands)	Severance	Exit Costs	Termination	Total
Accrual for 2004 Acquisitions	$24,482	$1,601	$1,593	$27,676
Cash payments	(19,866)	—	—	(19,866)

Balance, October 2, 2004	$4,616	$1,601	$1,593	$7,810

Note D - Intangible Assets

	October 2, 2004				January 3, 2004
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
(Dollars in thousands)	Life	Amount	Amortization	Amount	Amount
Amortizable intangible assets*:
Customer relationships	24 years	$67,400	$2,602	$64,798	$9,967
License agreements	26 years	113,900	4,117	109,783	88,352
Other	4 years	13,890	7,705	6,185	2,915

Total amortizable intangible assets, net				180,766	101,234
Indefinite-lived intangible assets:
Trademarks and tradenames				450,500	217,400

Total intangible assets, net				$631,266	$318,634

* Amortization of customer relationships – accelerated methods; license agreements – accelerated and straight-line methods; other – straight-line method.

Amortization expense for the third quarter and nine months of 2004 was $8.7 million and $12.1 million, respectively. Estimated amortization expense for the remainder of 2004 is $3.4 million and for the years 2005 through 2008 is $13.9 million, $13.6 million, $12.9 million and $9.9 million, respectively.

Note E – Goodwill

		Outdoor
	Consumer	Apparel and	Occupational	All
(In thousands)	Apparel	Equipment	Apparel	Other	Total
Balance, January 3, 2004	$535,614	$109,112	$30,111	$26,135	$700,972
Adjustments to purchase price allocation	(3,114)	—	—	—	(3,114)
2004 Acquisitions	6,000	319,945	—	—	325,945
Currency translation	(218)	(163)	—	—	(381)

Balance, October 2, 2004	$538,282	$428,894	$30,111	$26,135	$1,023,422

Note F - Discontinued Operations and Assets Held for Sale

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

	October 2	January 3	October 4
(In thousands)	2004	2004	2003
Accounts receivable, net	$—	$723	$708
Other current assets, primarily deferred income taxes	—	1,873	1,549

	$—	$2,596	$2,257

Accrued liabilities	$—	$5,916	$5,806

In May 2004, VF sold its Healthtex® children’s playwear business (“Playwear”) for cash and notes totaling $17.1 million. VF retained all inventories and other working capital and continued to ship products through the end of the third quarter of 2004. VF recorded a net charge related to the disposal of Playwear of $15.0 million ($0.08 per share) in the third quarter. Including the net gain of $10.4 million recognized during the second quarter, the net charge for the disposal of Playwear was $7.6 million ($0.04 per share) in the nine months. Under the sale agreement, VF agreed to purchase $150 million of branded playwear products from the purchaser over a 10 year period for sale in its VF Outlet stores.

Playwear contributed sales of $29.2 million and $84.9 million in the third quarter and nine months of 2004, respectively. Playwear had an operating loss (including net charges on disposition) of $15.2 million and $11.2 million in the respective 2004 periods. In 2003, Playwear contributed sales of $40.9 million and $111.0 million and incurred an operating loss of $1.8 million and $1.0 million in the third quarter and nine months, respectively. Assets and liabilities of this business included in the Consolidated Balance Sheets are summarized as follows:

	October 2	January 3	October 4
(In thousands)	2004	2004	2003
Accounts receivable, net	$5,060	$11,482	$17,123
Inventories	1,428	32,802	32,356
Other current assets, primarily deferred income taxes	8,035	3,888	5,004
Property, plant and equipment, net	6,407	14,305	17,978

	$20,930	$62,477	$72,461

Accounts payable	$3	$9,803	$8,015
Accrued liabilities	15,415	6,046	7,203

	$15,418	$15,849	$15,218

At October 2, 2004, accrued liabilities related primarily to expected losses on leased premises. Remaining inventories and receivables at that date are expected to be liquidated by the end of the year.

Note G - Pension Plans

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

Because of the significance of these amendments on each benefit plan’s accumulated and projected benefit obligations, VF requested its independent actuary to perform interim valuations of the plans as of December 31, 2003. The following provides a summary of the funded status of the plans at the December 31, 2003 interim valuation date (which is the basis for amounts included in the October 2, 2004 balance sheet), compared with information from the September 30, 2003 valuation (which is the basis for amounts included in the 2003 year-end balance sheet):

	Valuation Date
(Dollars in thousands)	December 31, 2003	September 30, 2003
Accumulated benefit obligations	$907,852	$896,337

Fair value of plan assets	$693,326	$647,723
Projected benefit obligations	993,654	957,437

Funded status	(300,328)	(309,714)
Unrecognized net actuarial loss	273,119	321,375
Unrecognized prior service cost	42,922	17,919
Plan contribution of $55,000 and other activity after valuation date	23,545	—

Pension asset, net	$39,258	$29,580

Assumptions used to determine benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	3.75%	3.75%

	October 2, 2004	January 3, 2004
Amounts included in Consolidated Balance Sheets:
Other Assets	$51,301	$17,919
Accrued Liabilities	—	(55,000)
Other Liabilities	(184,251)	(193,614)
Accumulated Other Comprehensive Income	172,208	260,275

	$39,258	$29,580

     The effect of these plans on income was as follows:

	Third Quarter		Nine Months
(In thousands)	2004	2003	2004	2003
Service cost - benefits earned during the year	$5,717	$4,619	$16,754	$13,857
Interest cost on projected benefit obligations	14,960	13,471	44,313	40,413
Expected return on plan assets	(15,173)	(12,325)	(44,549)	(35,901)
Curtailment charge	7,100	—	7,100	—
Amortization of:
Prior service cost	1,060	785	2,901	2,355
Actuarial loss	5,443	7,106	19,114	21,318

Total pension expense	$19,107	$13,656	$45,633	$42,042

Pension expense for the first quarter of 2004 was based on the September 30, 2003 valuation. Pension expense for the last nine months of 2004 is based on the December 31, 2003 valuation. The partial pension plan curtailment charge above related to events giving rise to reductions in pension plan participation, including $2.9 million related to the disposition of Playwear (Note F). VF made a $55.0 million discretionary contribution to its qualified pension plan in early 2004. Also during the first nine months of 2004, VF made additional contributions totaling $2.3 million to fund benefit payments for the SERP. VF currently anticipates making an additional $0.7 million of contributions to fund benefit payments for the SERP during the remainder of 2004.

VF participates in multiemployer retirement plans for certain of its union employees. During 2003, VF recognized a $7.7 million expense for a probable pension plan withdrawal liability. An additional $1.0 million expense was recorded in the third quarter of 2004 based on a change in the estimated amount of the liability.

Note H - Business Segment Information

Financial information for VF’s reportable segments is presented below:

	Third Quarter		Nine Months
(In thousands)	2004	2003	2004	2003
Net sales:
Consumer Apparel	$1,140,913	$1,039,075	$3,221,624	$2,854,645
Outdoor Apparel and Equipment	457,081	211,598	727,396	432,664
Occupational Apparel	107,080	103,897	332,982	330,468
All Other	87,495	80,833	212,773	202,423

Consolidated net sales	$1,792,569	$1,435,403	$4,494,775	$3,820,200

Segment profit:
Consumer Apparel	$158,970	$151,209	$459,343	$399,498
Outdoor Apparel and Equipment	93,415	45,494	127,950	70,058
Occupational Apparel	17,773	16,339	55,402	49,028
All Other	12,028	10,972	17,255	23,440

Total segment profit	282,186	224,014	659,950	542,024
Corporate and other expenses	(21,248)	(18,649)	(72,242)	(55,733)
Amortization of intangible assets	(8,696)	(1,062)	(12,098)	(1,157)
Restructuring charges, net	—	119	84	598
Interest, net	(18,735)	(13,632)	(52,172)	(38,790)

Income before income taxes	$233,507	$190,790	$523,522	$446,942

Vans, Napapijri and Kipling are included in the Outdoor Apparel and Equipment business segment. See Note C.

Note I - Capital and Comprehensive Income (Loss)

Common shares outstanding are net of shares held in treasury, and in substance retired, of 1,131,890 at October 2, 2004, 1,297,953 at January 3, 2004 and 33,362,324 at October 4, 2003. In addition, 246,751 shares of VF Common Stock at October 2, 2004, 242,443 shares at January 3, 2004 and 240,238 shares at October 4, 2003 are held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Convertible Preferred Stock, of which 864,826 shares were outstanding at October 2, 2004, 971,250 at January 3, 2004 and 1,011,339 at October 4, 2003.

Activity for 2004 in the Series B Preferred Stock, Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Preferred	Common	Additional	Retained
(In thousands)	Stock	Stock	Paid-in Capital	Earnings
Balance, January 3, 2004	$29,987	$108,170	$964,990	$1,067,602
Net income	—	—	—	349,399
Cash dividends:
Common Stock	—	—	—	(85,799)
Series B Convertible Preferred Stock	—	—	—	(1,392)
Conversion of Preferred Stock	(3,285)	171	—	3,114
Stock compensation plans, net	—	2,148	84,337	(503)

Balance, October 2, 2004	$26,702	$110,489	$1,049,327	$1,332,421

Other comprehensive income consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Third Quarter		Nine Months
(In thousands)	2004	2003	2004	2003
Net income	$155,437	$125,289	$349,399	$292,300
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	3,868	(3,525)	1,020	20,587
Minimum pension liability adjustment, net of income taxes	—	—	54,425	—
Derivative financial instruments, net of income taxes	(920)	1,199	2,657	3,412
Unrealized gains on marketable securities, net of income taxes	2,465	2,042	2,007	8,321

Comprehensive income	$160,850	$125,005	$409,508	$324,620

Accumulated other comprehensive income (loss) for 2004 is summarized as follows:

	Foreign	Minimum	Derivative
	Currency	Pension	Financial	Marketable
(In thousands)	Translation	Liability	Instruments	Securities	Total
Balance, January 3, 2004	$(31,885)	$(160,850)	$(4,450)	$7,730	$(189,455)
Other comprehensive income	1,020	54,425	2,657	2,007	60,109

Balance, October 2, 2004	$(30,865)	$(106,425)	$(1,793)	$9,737	$(129,346)

The change in minimum pension liability in the first nine months of 2004 was due to the interim valuation of the pension plans as of December 31, 2003, as described in Note G.

Note J - Earnings Per Share

Earnings per share was computed as follows:

	Third Quarter		Nine Months
(In thousands, except per share amounts)	2004	2003	2004	2003
Basic earnings per share:
Net income	$155,437	$125,289	$349,399	$292,300
Less Preferred Stock dividends	451	543	1,392	1,721

Income available for Common Stock	$154,986	$124,746	$348,007	$290,579

Weighted average Common Stock outstanding	110,149	107,213	109,511	107,660

Basic earnings per share	$1.41	$1.16	$3.18	$2.70

Diluted earnings per share:
Net income	$155,437	$125,289	$349,399	$292,300

Weighted average Common Stock outstanding	110,149	107,213	109,511	107,660
Effect of dilutive securities:
Preferred Stock	1,384	1,618	1,424	1,714
Stock options and other	1,501	944	1,297	885

Weighted average Common Stock and dilutive securities outstanding	113,034	109,775	112,232	110,259

Diluted earnings per share	$1.38	$1.14	$3.11	$2.65

Outstanding options to purchase 0.9 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the nine months of 2004 because the option exercise prices were greater than the average market price of the Common Stock. There were no options excluded from the computation of diluted earnings per share for the third quarter of 2004. In addition, options to purchase 5.4 million shares and 5.8 million shares of Common Stock were excluded for the third quarter and the nine months of 2003, respectively.

Note K - Subsequent Events

Subsequent to the end of the third quarter, the Board of Directors declared an increase in the quarterly cash dividend rate of $0.01 to $0.27 per share, payable on December 20, 2004 to shareholders of record as of the close of business on December 10, 2004.

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. It contains provisions for a special deduction for qualified domestic production activities and provisions for a temporary incentive for repatriation of foreign earnings. We are currently studying the impact of the changes in tax law on our effective income tax rate (and potentially deferred income tax assets and liabilities) in future periods and on our plans and considerations with regard to the repatriation of undistributed foreign income.

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

We have established several long-term financial targets that guide us in our long-term decisions. These targets, as more fully discussed in our Annual Report on Form 10-K for the year ended January 3, 2004 (“2003 Form 10-K”), are summarized below:

•	Sales growth of 8% per year (recently increased from 6%)

•	Operating income of 14% of sales

•	Return on invested capital of 17%

•	Debt to capital ratio of less than 40%

•	Dividend payout ratio of 30%

We have developed a five year growth plan that we believe will enable VF to achieve its long-term sales and earnings targets. Our growth strategy consists of five drivers:

1.	Aggressively build new growth brands. Focus on building more growing, global lifestyle brands with emphasis on younger consumers and on female consumers.

2.	Expand our market share with our successful retail customers. Adapt our organizational structure to a more customer-specific focus.

3.	Extend our brands to customers in new geographic areas. Grow our international presence, particularly in rapidly expanding economies.

4.	Fuel our growth through lower costs and increased productivity. Leverage our supply chain capabilities across VF to drive costs and inventory levels lower.

5.	Build new growth enablers. Support our growth plans by developing our current managers and by recruiting qualified leaders with new skill sets.

Highlights of the third quarter of 2004 included:

•	VF completed four acquisitions late in the second quarter — Vans, Inc. (“Vans”), makers of Vans® performance and casual footwear and apparel for skateboarders and other action sports participants and enthusiasts; Kipling® backpacks, bags and accessories (“Kipling”); Napapijri® premium outdoor-based sportswear (“Napapijri”); and a 51% interest in an intimate apparel marketing company in Mexico (collectively, the “2004 Acquisitions”). These acquisitions added $185.0 million to sales and $0.12 to earnings per share in the third quarter. These four companies are expected to contribute approximately $290 million to sales and $0.14 to earnings per share for the year 2004. (All per share amounts are presented on a diluted basis.)

•	Sales, net income and earnings per share were each at record levels for the third quarter.

•	Net sales increased 25% to $1,792.6 million compared with the prior year quarter. In addition to sales of the 2004 Acquisitions, contributing to this increase were sales of Nautica Enterprises, Inc. (“Nautica”) included for the full 2004 quarter (compared with one month in the prior year period) and organic growth in our ongoing businesses.

•	Net income increased 24% to $155.4 million compared with the prior year quarter, and earnings per share increased 21% to $1.38. The increases resulted from improved operating performance in most ongoing businesses, plus the profit contribution of Nautica for the full period in 2004 and from our 2004 Acquisitions mentioned above.

•	VF continued to invest in its previously mentioned growth plan, with spending of $13 million in the quarter. This spending related to specific new growth and cost reduction initiatives to enable VF to meet its long-term sales and earnings targets. In addition, VF recorded charges in the third quarter totaling $0.08 per share related to its Healthtex® children’s playwear (“Playwear”) business that was sold during the second quarter.

•	Integration of the 2004 Acquisitions is proceeding on or ahead of schedule.

Discussion and Analysis of Results of Operations

     Consolidated Statements of Income

The following table presents a summary of the changes in our Net Sales for the third quarter and nine months of 2004 compared with the same periods in 2003:

	Third Quarter	Nine Months
	2004 Compared	2004 Compared
(In millions)	with 2003	with 2003
Net sales - prior year period	$1,435	$3,820
Ongoing operations	87	141
Acquisitions made in prior year	98	365
Acquisitions made in current year	185	195
Disposition of Playwear business	(12)	(26)

Net sales - current year period	$1,793	$4,495

Acquisitions completed during 2003 and 2004 added an incremental $283 million to sales during the 2004 quarter and $560 million during the 2004 nine months. Sales at ongoing operations increased $87 million during the quarter and $141 million during the nine months of 2004. These sales increases during the quarter and year-to-date periods were across most business units. Finally, the Playwear business was sold during the second quarter, with VF honoring remaining sales commitments and winding down the business during the third quarter. Amounts above represent the decline in Playwear sales during 2004 compared with the prior year periods. Additional details on sales are provided in the section titled “Information by Business Segment.”

In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in relation to most functional currencies where VF conducts business (primarily the European euro countries) improved sales comparisons by $24 million and $81 million in the 2004 quarter and nine month periods, respectively, relative to 2003. The average translation rate for the euro was $1.22 per euro during the quarter and $1.23 per euro during the nine months of 2004, compared with $1.13 per euro and $1.10 per euro during the comparable periods of 2003.

The following table presents the percentage relationship to Net Sales for components of our Consolidated Statements of Income:

	Third Quarter		Nine Months
	2004	2003	2004	2003
Gross margin (net sales less cost of goods sold)	40.2%	37.4%	39.5%	37.3%
Marketing, administrative and general expenses	(26.0)	(23.8)	(27.3)	(25.3)
Royalty income and other	0.7	0.7	0.8	0.6
Loss on disposal of Playwear business, net	(0.9)	—	(0.2)	—

Operating income	14.0%	14.3%	12.8%	12.6%

Gross margins improved to 40.2% of sales in the 2004 quarter and 39.5% in the nine months, compared with 37.4% and 37.3% in the respective 2003 periods. Approximately two-thirds of the third quarter improvement, and one-half of the nine month improvement, was due to the changing mix of our businesses as we move toward higher margin lifestyle businesses, represented by our 2004 Acquisitions, our 2003 acquisition of Nautica and growth in our ongoing higher margin Outdoor segment businesses. The remainder of the improvement in each of the periods was due to operating efficiencies and better capacity utilization on higher sales in ongoing businesses.

Marketing, Administrative and General Expenses increased as a percent of sales to 26.0% in the third quarter and 27.3% in the nine months of 2004, compared with 23.8% and 25.3% in the respective 2003 periods. Nearly all of the increase in these expenses as a percent of sales in both periods was due to changes in the mix of our businesses (including Nautica and the 2004 Acquisitions), where a larger portion of sales are coming from businesses having higher expenses as a percentage of net sales. In our ongoing businesses in the third quarter, operating efficiencies and the benefit of higher sales volume were offset by incremental marketing and other spending on our growth initiatives.

Royalty Income and Other increased by $3.4 million and $15.6 million in the 2004 quarter and nine month periods. The increase in both periods was primarily from net royalty income earned by Nautica, as the prior year periods included Nautica for only one month following its August 27, 2003 acquisition.

The Playwear business, consisting primarily of the Healthtex® brand, was sold in May 2004, and VF recognized a net gain on disposition of $10.4 million ($0.06 per share) in the second quarter. Following completion of shipping commitments, VF recognized charges totaling $15.0 million ($0.08 per share) in the third quarter primarily related to the exit of leased facilities. Net year-to-date charges totaled $7.6 million ($0.04 per share). No significant additional charges are expected during the fourth quarter. See Note F to the consolidated financial statements.

Net Interest Expense (including amortization of debt discount, debt issuance costs and the gain from an interest rate hedging contract) increased by $5.1 million in the third quarter of 2004 and by $13.4 million in the first nine months of 2004 from the respective 2003 amounts. The increase in 2004 was primarily due to higher average borrowings resulting from the acquisition of Nautica in August 2003 (borrowings outstanding for the full 2004 period compared with only one month in 2003), offset in part by lower average interest rates. Average interest-bearing debt outstanding totaled approximately $1,060 million for the nine months of 2004 and $730 million for the comparable 2003 period. The weighted average interest rate was 7.0% for the nine months of 2004, compared with 7.5% for 2003.

The effective income tax rate was 33.3% for the nine months of 2004, compared with 34.6% in the 2003 period. The effective tax rate declined in 2004 relative to the prior year due to more foreign income taxed at lower rates and lower foreign operating losses with no related tax benefit. In addition, the rate during the first nine months of 2004 benefited from favorable resolution of various tax matters in Europe. The effective income tax rate for the fourth quarter of 2004 is currently expected to be somewhat higher than the nine month rate, resulting in a full year rate of approximately 33.5%.

Net income was $155.4 million ($1.38 per share) in the third quarter of 2004. This compares with $125.3 million ($1.14 per share) in 2003. Net income increased 24% in 2004, while earnings per share increased 21%, reflecting an increase in the number of shares outstanding in 2004 due to exercises of stock options. For the first nine months of 2004, net income was $349.4 million ($3.11 per share), compared with $292.3 million ($2.65 per share) in 2003. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in 2004 compared with the prior year had a $0.03 favorable impact on earnings per share in the quarter and a $0.09 favorable impact on earnings per share for the year-to-date period. The 2004 Acquisitions had a $0.12 per share favorable impact on the 2004 quarter results and a $0.13 per share favorable impact on the 2004 year-to-date results. These companies are not expected to have a significant earnings contribution during the fourth quarter, reflecting the seasonal nature of these businesses.

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

The following tables present a summary of the changes in our Net Sales by business segment for the third quarter and for the nine months of 2004, compared with the same periods in the prior year:

	Third Quarter
		Outdoor
	Consumer	Apparel and	Occupational	All
(In millions)	Apparel	Equipment	Apparel	Other	Total
Net sales - 2003	$1,039	$211	$104	$81	$1,435
Ongoing operations	18	62	3	4	87
Acquisitions in prior year	95	—	—	3	98
Acquisitions in current year	1	184	—	—	185
Disposition of Playwear	(12)	—	—	—	(12)

Net sales - 2004	$1,141	$457	$107	$88	$1,793

	Nine Months
		Outdoor
	Consumer	Apparel and	Occupational	All
(In millions)	Apparel	Equipment	Apparel	Other	Total
Net sales - 2003	$2,855	$432	$331	$202	$3,820
Ongoing operations	39	100	2	(1)	140
Acquisitions in prior year	353	—	—	12	365
Acquisitions in current year	1	195	—	—	196
Disposition of Playwear	(26)	—	—	—	(26)

Net sales - 2004	$3,222	$727	$333	$213	$4,495

     Consumer Apparel:

The Consumer Apparel segment consists of our jeanswear, women’s intimate apparel, sportswear and childrenswear businesses. Overall, segment sales increased 10% in the third quarter of 2004 and 13% in the nine months, driven by the addition of sales from the 2003 acquisition of Nautica (which was included only for the period after its August 27, 2003 acquisition). Sales by product category within this business segment are summarized below:

	Third Quarter		Nine Months
(In millions)	2004	2003	2004	2003
Jeanswear	$710	$716	$1,993	$2,019
Intimate apparel	235	210	719	653
Sportswear	167	72	425	72
Playwear	29	41	85	111

	$1,141	$1,039	$3,222	$2,855

Total jeanswear sales declined by 1% in both the quarter and year-to-date periods. Domestic jeanswear sales declined by 3% in the quarter and by 4% in the nine months due to unit volume decreases, reflecting lower sales of distressed goods, and slight price reductions on some carryforward styles. International jeanswear sales increased 6% in the quarter and 5% in the nine months due to favorable effects of foreign currency translation.

Global intimate apparel sales increased 12% in the quarter and 10% for the nine months of 2004 due to continued strength in our domestic private label business and the mass market Vassarette® and Curvation® brands. International intimate apparel sales increased 5% in the quarter and 4% in the nine months, with the increases due to favorable foreign currency translation effects.

Consumer apparel profit increased 5% in the third quarter and 15% for the nine months. Negatively impacting these amounts (10% in the quarter and 2% in the nine months) were charges for the disposal of Playwear of $15.0 million in the quarter and a net $7.6 million loss year-to-date. The ongoing businesses reflect profit improvement in both periods for global jeanswear, related to an improved mix of products sold, less downtime in manufacturing plants and lower provisions for distressed inventories, and for intimate apparel due to higher sales volume and operating efficiencies. The Nautica acquisition contributed an incremental $11 million to segment profit for the quarter and $23 million for the nine months, with the prior year periods including only one month of profit subsequent to its acquisition. Profit in the Nautica® brand businesses was partially offset by losses at the Earl Jean and John Varvatos businesses.

The Playwear business was sold during the second quarter of 2004. This business contributed sales of $29 million in the 2004 quarter and $85 million year-to-date and a total segment loss of $15 million and $11 million, respectively. Included in the segment loss amounts were net costs on disposition of this business unit. Following completion of shipping commitments and the exit of leased facilities, VF recorded $15.0 million of charges in the current quarter related primarily to remaining lease obligations, reduced by expected sublease revenues, and pension plan partial curtailment costs. For the year-to-date period, including the gain in the second quarter, net costs included in segment loss were $7.6 million. Comparable amounts for the 2003 quarter and nine months were sales of $41 million and $111 million and segment loss of $2 million and $1 million, respectively. See Note F to the consolidated financial statements.

     Outdoor Apparel and Equipment:

The Outdoor Apparel and Equipment segment consists of VF’s outdoor-related businesses represented by The North Face® products (outerwear and equipment) and the JanSport® and Eastpak® brands (daypacks and backpacks). Also included are the recently acquired Vans®, Napapijri® and Kipling® brands; see Note C to the consolidated financial statements. During 2004, sales and segment profit increased significantly at The North Face in both the United States and Europe due to continued strong consumer demand for its products. Sales and profit advanced in the packs business in the 2004 quarter and nine month periods, due to growth driven by travel and apparel products. The effects of foreign currency translation contributed $7 million to sales in the 2004 quarter and $17 million in the nine months. Each of the 2004 Acquisitions contributed to segment profit.

     Occupational Apparel:

The Occupational Apparel segment includes VF’s industrial, career and safety apparel businesses. Sales increased 3% in the quarter and 1% in the nine months of 2004. The sales increase in both periods was due to higher sales of service uniforms, particularly to governmental agencies. Profits increased as a percent of sales in 2004 due to operating efficiencies and other cost reduction efforts.

     All Other:

The All Other segment includes VF’s licensed sportswear and distributor knitwear businesses. Sales in ongoing businesses were flat in the quarter and declined in the nine months due to weakness in the distributor knitwear business. Segment profit declined in the nine months of 2004 from lower volume and mix changes in our distributor knitwear business.

     Reconciliation of Business Segment Profit to Income Before Income Taxes

There are three types of costs necessary to reconcile total Segment Profit, as discussed in the preceding section, to Income Before Income Taxes:

•	Corporate and Other Expenses – These expenses that are not apportioned to the business segments consist primarily of information systems, headquarters’ costs, and trademark maintenance and enforcement costs. Expenses increased in the first nine months of 2004 compared to the comparable period in 2003 due to incremental consulting costs related to VF’s growth and strategic initiatives, increased pension and retirement plan costs not apportioned to the business segments and higher incentive compensation based on VF’s financial performance relative to its targets.

•	Amortization of Intangible Assets – Business unit management has direct responsibility and accountability for all operating assets under their control. Acquisition-related intangible assets are considered as nonoperating assets for internal financial reporting purposes, and accordingly, these assets and the related amortization charges are not considered to be under the control of business unit management. The expense in 2004 resulted from amortization of intangible assets from the Nautica acquisition and the 2004 Acquisitions. See Note D to the consolidated financial statements.

•	Interest, Net – Financing costs are managed at the corporate level and are not under the direct control of business segment management. See the interest expense discussion in the previous “Consolidated Statements of Income” section.

Discussion and Analysis of Financial Condition

     Balance Sheets

Accounts Receivable increased in 2004 over year-end 2003 due to the 2004 Acquisitions and seasonal sales patterns. Receivables increased over the prior year date due to the 2004 Acquisitions.

Inventories decreased by 1% in 2004 from the prior year date, despite the addition of $58 million of inventories from the 2004 Acquisitions. Accordingly, inventories at ongoing businesses declined by $68 million, or 6%. Inventory levels increased from the end of 2003 due to the 2004 Acquisitions and expected seasonal requirements in the ongoing businesses. The overall improvement in 2004 inventory levels in our ongoing businesses was due to sales being above expectations, cautious buying practices and improved production planning techniques. In addition, as we continue the transition of more of our internal manufacturing to outside contracted production, our owned raw material and work in process inventories have declined.

Other Current Assets increased from the balance at the end of 2003 due to deferred income tax assets recorded for the 2004 Acquisitions and decreased from the comparable date in 2003 due to lower deferred income tax assets.

Intangible Assets and Goodwill each increased in 2004 compared with year-end 2003 due to the 2004 Acquisitions. See Notes C, D and E to the consolidated financial statements.

Other Assets at October 2, 2004 decreased from the balance at the end of 2003. During this period, net long-term deferred income tax assets of $117.4 million at the end of 2003, when combined with net long-term deferred income tax liabilities related to the 2004 Acquisitions (see Note C to the consolidated financial statements), resulted in $20.0 million of net deferred income tax assets at October 2, 2004. This was partially offset by an increase in the pension plan intangible asset (see Note G). The increase between October 4, 2003 and October 2, 2004 was due primarily to an increase in the pension plan intangible asset.

Short-term Borrowings at October 2, 2004 included $88.0 million of commercial paper borrowings and $23.4 million of deferred purchase amounts payable for the 2004 Acquisitions. These amounts are expected to be repaid from cash provided from operations during the fourth quarter. The remainder of the short-term borrowings at October 2, 2004 and the entire balance at the end of 2003 related to foreign borrowings. Most of the short-term borrowings at the prior year date were commercial paper borrowings, which were repaid from cash flows during the fourth quarter of 2003.

Accounts Payable increased from the balance at year-end 2003 and at October 4, 2003 due to the 2004 Acquisitions. The balance at October 4, 2003 was unusually low due to inventory reduction efforts during the third quarter of 2003. Accrued Liabilities increased from the year-end 2003 balance due to the 2004 Acquisitions, offset by payment of the $55.0 million minimum pension liability accrued at the end of 2003. Accrued Liabilities increased from the comparable date in 2003 due to the 2004 Acquisitions.

At October 2, 2004, Current Portion of Long-term Debt includes $100.0 million of 6.75% notes payable on June 1, 2005 and $300.0 million of 8.10% notes payable on October 1, 2005. Long-term Debt at October 4, 2003 included $292.4 million of short-term commercial paper classified as long-term because it was repaid with the proceeds of the October 14, 2003 offering of $300.0 million principal amount of notes due in 2033.

     Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	October 2	January 3	October 4
(Dollars in millions)	2004	2004	2003
Working capital	$780.7	$1,336.7	$1,263.3
Current ratio	1.5 to 1	2.5 to 1	2.2 to 1
Debt to total capital	31.9%	33.7%	38.0%

For computing the ratio of debt to total capital, debt is defined as Short-term Borrowings and Long-term Debt, and total capital is defined as debt plus Common Stockholders’ Equity. Our ratio of net debt to total capital, with net debt defined as debt less Cash and Equivalents, was 28.1% at October 2, 2004.

VF’s primary source of liquidity is its strong cash flow provided by operations. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period. For the first nine months of 2004, cash provided by operations was $298.3 million, compared with $40.9 million in the prior year period. The significant reasons for the improved cash provided by operating activities in the 2004 period, compared with the 2003 period, were:

•	Higher net income in 2004.

•	Lower build of inventory in 2004, compared with the first nine months of 2003.

•	Change in funds provided by Accounts Payable resulting from reduced purchases of inventory near the end of the 2003 period, compared with the 2004 period.

•	Change in funds provided by Accrued Liabilities, with over one-half of the change due to incentive compensation. Incentive compensation earned and accrued at October 2, 2004 was greater than the amount at the end of 2003 (paid in early 2004), while the amount earned and accrued at October 4, 2003 was less than the amount at the end of 2002 (paid in early 2003).

•	Lower pension funding in 2004, as VF contributed $55.0 million to its qualified defined benefit pension plan in 2004, compared with $75.0 million in 2003.

In addition to cash flow from operations, VF is well positioned to finance its ongoing operations and meet unusual circumstances that may arise. VF has a $750.0 million unsecured committed bank facility that expires in September 2008. This bank facility supports a $750.0 million commercial paper program. Any issuance of commercial paper would reduce the amount available under the bank facility. At October 2, 2004, there was $88.0 million of commercial paper outstanding. There was $647.2 million available for borrowing under the credit agreement, with the difference of $14.8 million due to standby letters of credit issued under the agreement. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission (“SEC”), VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.

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

Capital expenditures were $52.2 million in the 2004 period, compared with $64.0 million in 2003. We expect that capital spending could reach $80 million in 2004 and will be funded by cash flow from operations.

Business acquisitions resulted in a use of funds of $629.3 million in 2004, including amounts paid to cash out stock options and to fund payments related to employment contracts for which change in control provisions had been triggered. An additional amount of $23.4 million, classified as Short-term Borrowings, is payable during the fourth quarter of 2004 for deferred purchase payments.

The principal difference in cash flows from financing activities between the 2004 and 2003 periods was commercial paper borrowings to fund a portion of the purchase price of Nautica in 2003. Shortly following the end of the third quarter of 2003, VF repaid $292.4 million of commercial paper borrowings with the proceeds of a $300.0 million long-term debt offering. Other differences in cash flows were higher funds provided from the exercise of stock options in the 2004 period and higher funds used to repurchase shares of Common Stock in the 2003 period. We suspended the share repurchase program during the second quarter of 2003 because of the purchase of Nautica. At that time, we stated that, depending on business acquisition opportunities that may arise, we could resume this program during 2004. With the acquisitions in the second quarter of 2004 (see Note C) and our continued desire to seek additional acquisitions, there is no plan to resume share repurchases at this time.

Management believes that VF’s cash balances and funds provided by operations, as well as unused credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide liquidity to meet all of its obligations when due and flexibility to meet investment opportunities that may arise. Regarding the $88.0 million of commercial paper borrowings outstanding at October 2, 2004, VF has the ability to roll over these borrowings under its committed $750.0 million bank facility to effectively extend their maturity. However, we believe that cash flow from operations over the remainder of 2004 will be sufficient to repay these borrowings. Further, we believe VF has adequate liquidity to repay the $100.0 million and $300.0 million of long-term debt obligations due in June and October 2005, respectively.

Management’s Discussion in our 2003 Form 10-K provided a table of VF’s fixed obligations at the end of 2003 that would require the use of funds. Since the filing of our 2003 Form 10-K, there have been the following changes relating to VF’s fixed obligations that require the use of funds or other financial commitments that may require the use of funds:

•	Inventory purchase obligations vary at the end of an interim quarter, compared with the 2003 year-end, due to seasonal sales expectations in the succeeding months. In addition, inventory purchase commitments in the ordinary course of business arising from the 2004 Acquisitions total approximately $62 million.

•	VF has committed to purchase $15.0 million per year through 2013 of branded childrenswear products from the company that purchased our Playwear business unit. (See Note F to the consolidated financial statements).

•	Obligations under operating leases increased due to the 2004 Acquisitions by approximately $4 million for the remainder of 2004 and by $9 - 13 million per year for each of 2005 to 2008.

•	There are $23.4 million of deferred purchase price payments to be made during the fourth quarter of 2004 in connection with the 2004 Acquisitions.

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

Important factors that could cause the actual results of operations or financial condition of VF to differ from forward-looking statements include, but are not limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which VF competes; competitive conditions in and financial strength of our customers and of our suppliers; actions of competitors, customers, suppliers and service providers that may impact VF’s business; VF’s ability to make and integrate acquisitions successfully; VF’s ability to achieve expected sales and earnings growth from ongoing businesses and acquisitions; VF’s ability to achieve its planned cost savings; terrorist actions; and the impact of economic and political factors in the markets where VF competes, such as recession or changes in interest rates, currency exchange rates, price levels, capital market valuations and other factors over which we have no control.

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

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities:

		Weighted	Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
July 2004	—	—	—	5,315,900
August 2004	—	—	—	5,315,900
September 2004	—	—	—	5,315,900

Total	—		—

(1)	We suspended VF’s share purchase program during the second quarter of 2003 because of the purchase of Nautica. At that time, we stated that, depending on business acquisition opportunities that may arise, we could resume this program during 2004. With the recent acquisitions, there is no current plan to resume share repurchases. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance restricted stock units the number of shares having an aggregate fair market value equal to any federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. No shares were withheld under the Mid-Term Incentive Plan during the period.

Item 5 – Other Information

Plaintiffs filed a putative class action lawsuit, now captioned City of Dearborn Heights ACT 345 Police & Fire Retirement System, on behalf of Itself and all others similarly situated vs. Vans, Inc., Andrew J. Greenebaum, Gary Schoenfeld and Arthur I. Carver, United States District Court, Central District of California, Case No. CV04-0431 on January 23, 2004. VF acquired Vans on June 30, 2004. On August 30, 2004, an amended complaint was filed which, among other things, added a former officer of Vans as a defendant. The complaint alleges that Vans and the individual defendants violated the federal securities laws by improperly inflating revenue and earnings for each fiscal quarter in the period from March 1998 through May 2001, and issuing false and misleading statements to the public about its business. The lawsuit is at an early procedural stage.

Item 6 - Exhibits

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

Robert K. Shearer
Vice President - Finance &
Global Processes and
Chief Financial Officer
(Chief Financial Officer)

Date: November 4, 2004

	By:	/s/ Bradley W. Batten

Bradley W. Batten
Vice President - Controller
(Chief Accounting Officer)