Form 10-K
period 2005-01-01
V F CORP
filed 2005-03-10
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) YES ☑  NO ☐

The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on July 3, 2004 was approximately $4,268,000,000, based on the closing price of the shares on the New York Stock Exchange.

As of February 23, 2005, 112,346,859 shares of Common Stock of the registrant were outstanding. In addition, 823,192 shares of Series B ESOP Redeemable Preferred Stock of the registrant were outstanding and convertible into 1,317,107 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant’s Employee Stock Ownership Plan is the sole holder of such shares, and no trading market exists for the Series B ESOP Redeemable Preferred Stock.

Documents Incorporated By Reference

Portions of the Annual Report to Shareholders for the fiscal year ended January 1, 2005, a copy of which is filed as Exhibit 13 of this report (Item 1 in Part I, Items 5, 6, 7, 7A, 8 and 9A in Part II and Item 15 in Part IV).

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This document (excluding exhibits) contains 26 pages.
The exhibit index begins on page 21.

PART I

Item 1. Business

VF Corporation, organized in 1899, is a worldwide leader in the manufacturing and marketing of branded apparel and related products. Unless the context indicates otherwise, the term “VF” used herein means VF Corporation and its subsidiaries.

For over 100 years, VF has grown by offering consumers high quality, high value branded apparel and other products . VF follows an overall strategy of identifying specific brands to market to a specific channel of distribution. Accordingly, products and brands are sold through specialty store, department store, chain store and discount store channels. In addition, many products are available through VF-owned retail stores, as well as through licensees and distributors dedicated to offering these products directly to consumers. To provide these products across this broad distribution network, VF has implemented a strategy that combines efficient and flexible internally-owned manufacturing with externally-owned sourcing of raw materials and finished goods. As a result, VF satisfies the needs of millions of apparel consumers around the world.

VF’s businesses are organized into five product categories, and by brands within those product categories, for both management and internal financial reporting purposes. These groupings of businesses are called “coalitions” and consist of the following: Jeanswear, Outdoor Apparel and Equipment, Intimate Apparel, Imagewear and Sportswear. These coalitions are treated as reportable segments for financial reporting purposes. Coalition management has the responsibility to build and develop brands within guidelines established by VF management. Corporate management at VF headquarters oversees the operations of these individual businesses and provides them with financial and administrative resources.

The following table summarizes VF’s primary owned and licensed brands by coalition:

	Primary	Primary
Coalition	Brands	Product(s)
Jeanswear	Lee®	denim and casual tops, bottoms
	Rustler®	denim and casual tops, bottoms
	Wrangler®	denim and casual tops, bottoms
	Timber Creek by Wrangler®	casual tops and bottoms
	Wrangler Hero®	denim bottoms
	Riders®	denim and casual tops, bottoms
	Hero by Wrangler®	denim bottoms
	H.I.S®	denim and casual tops, bottoms

Outdoor Apparel and Equipment	JanSport®	backpacks, bookbags, luggage
	The North Face®	outdoor gear and apparel
	Eastpak®	backpacks, bookbags
	Vans®	footwear
	Napapijri®	outdoor sportswear
	Kipling®	handbags, backpacks, accessories

Intimate Apparel	Vanity Fair®	women’s lingerie
	Vassarette®	women’s lingerie
	Lily of France®	women’s lingerie
	Bestform®	women’s lingerie

Imagewear	Red Kap®	occupational apparel
	Lee Sport®	licensed sports apparel
	Bulwark®	occupational apparel
	NFL® (licensed)	athletic apparel
	MLB® (licensed)	athletic apparel

Sportswear	Nautica®	fashion sportswear

Financial information regarding VF’s coalitions, as well as geographic information and sales by product category, is included in Note R to the consolidated financial statements in VF’s Annual Report to Shareholders for the fiscal year ended December 2004 (the “2004 Annual Report”), which is incorporated herein by reference.

Jeanswear Coalition

Jeanswear and related shirts and casual products are marketed in the United States and in many international markets. Lee® and Wrangler® products are sold in nearly every developed country. In fact, including all of its jeanswear brands, VF has the largest jeanswear market share of any company in the world. The Lee® and Wrangler® brands also have longstanding traditions, as they were established in 1889 and 1947, respectively.

In addition to these brands, Wrangler Hero®, Rustler® and Riders® are the other primary brands marketed in the United States. VF also markets cotton casual pants under the Lee Casuals®, Timber Creek by Wrangler® and Wrangler Khakis® brands.

In domestic markets, Lee® products are sold through department stores, national chain stores and specialty stores. Wrangler® westernwear is marketed through western specialty stores. The

Wrangler Hero®, Rustler® and Riders® brands are marketed to mass merchant and national and regional discount chains.

In international markets, VF’s largest jeanswear business is located in Western Europe. Lee®, Wrangler® and H.I.S® jeanswear products are sold through department stores and specialty stores, while the Hero by Wrangler®, Maverick® and Old Axe® brands are sold to mass market and discount stores. Jeanswear in Europe and in most international markets is fashion-oriented and has a higher relative price than similar products in the United States. VF’s first Lee® retail store opened in London during 2003.

VF also markets the Lee® and Wrangler® brands in Canada and Mexico, as well as South America, through businesses based in Chile, Brazil and Argentina. These products are sold through department and specialty stores. In addition, VF operates retail stores in Latin America. VF also markets Lee® and Wrangler® products to retailers in China, Russia, Turkey and Israel.

Lee® products are also manufactured and marketed through a 50%-owned joint venture in Spain and Portugal. In foreign markets where VF does not have owned operations, Lee® and Wrangler® jeanswear and related products are marketed through distributors, agents or licensees.

Outdoor Apparel and Equipment Coalition

The Outdoor Apparel and Equipment Coalition is a group of outdoor-related businesses that represent a collection of lifestyle brands. Product offerings include outerwear, sportswear, footwear, equipment, luggage, backpacks and daypacks.

The North Face® brand of high performance outdoor apparel, equipment and footwear is sold across the United States, Canada, Europe and Asia. The North Face® apparel products consist of outerwear, snowsports gear and functional sportswear. Equipment consists of tents, sleeping bags, backpacks, daypacks and accessories. The North Face® products are designed for extreme applications, such as high altitude mountaineering and ice and rock climbing, although many consumers who purchase those products use them for less extreme activities. The North Face® products are marketed through specialty outdoor and premium sporting goods stores in the United States, Canada and Europe and select department stores in the United States. In addition, these products are sold through VF-operated full price retail and outlet stores in the United States, as well as stores operated by licensees and distributors dedicated to selling The North Face® brand in Europe and Asia. These products are marketed throughout Asia by licensees and distributors, except in Japan and South Korea where rights to the brand are owned by a third party.

JanSport® daypacks and luggage are sold through department and sports specialty stores and college bookstores in the United States. JanSport® daypacks have a leading market share in the United States. Eastpak® and JanSport® daypacks are sold primarily through department and specialty stores in Europe. A technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. JanSport® fleece casualwear and T-shirts imprinted with college logos are sold through college bookstores and department stores in the United States. The JanSport® and Eastpak® brands are also marketed throughout Asia by licensees and distributors. In addition, VF is planning to launch a complete Eastpak® branded apparel collection in Europe in 2005.

During the second quarter of 2004, VF acquired three outdoor apparel businesses. See Note B of the consolidated financial statements in the 2004 Annual Report for financial information related to these acquisitions.

The most significant of these transactions was the acquisition on June 30, 2004 of Vans, Inc. (“Vans”), a manufacturer and marketer of Vans® performance and casual footwear and apparel for skateboarders and other action sports participants and enthusiasts. In its most recent fiscal year prior to VF ownership, Vans had sales of $344 million with sales being split approximately equally among domestic wholesale accounts, domestic retail stores and international operations. The retail strategy of Vans includes full price retail stores and outlet stores. These retail stores carry a wide variety of Vans® footwear products, along with apparel and accessory items, most of which bear the Vans® brand name and logo. Vans currently operates full-price retail stores in the United States located in a mix of mall and freestanding locations. The first flagship retail store in Europe opened in London at the end of 2003. In addition, a prototype store concept has been developed, which will be used to retrofit many of the existing retail stores and improve retail sell-through. In addition to full-price retail stores, Vans operates outlet stores in the United States, the United Kingdom, Austria, Spain and Puerto Rico.

On May 31, 2004, VF acquired the Napapijri® (“Napapijri”) brand of premium casual outdoor apparel. Napapijri® products are primarily in the mid-to-high price range and sold in the wholesale channel, primarily to specialty shops such as sport stores and fashion boutiques. In addition, these products are sold in Europe through owned stores and stores operated by licensees and distributors. Napapijri has very strong brand awareness in Italy, where the operations are based, and is also well-known across Europe. In addition to anticipated growth in European markets, there are plans to develop a business in upper-tier department stores and add VF-owned retail stores in the United States. Napapijri had sales of $76 million in its most recent fiscal year prior to VF ownership.

VF acquired Kipling® (“Kipling”) bags, backpacks and accessories on June 14, 2004. Kipling® products are sold in Europe, Asia, the United States, and South America. Products are sold through VF-owned as well as externally-owned retail establishments. In addition to global retail expansion, there are plans for developing a department store distribution in the United States. Based in Belgium, Kipling had sales of $69 million in its most recent fiscal year prior to VF ownership.

Vans, Napapijri and Kipling add lifestyle brands that have global growth potential to VF’s Outdoor Apparel and Equipment Coalition. These brands are targeted to specific consumer groups, and their products extend across multiple product categories. Vans and Kipling provide expertise and growth opportunities in two new product categories for VF — footwear and women’s accessories. In addition, the sportswear design talent at Napapijri will be utilized to launch Nautica® apparel in Europe. Each of the businesses should benefit from VF’s existing systems and infrastructure, which supports VF’s growing portfolio of international brands.

Intimate Apparel Coalition

VF markets women’s intimate apparel under the Vanity Fair®, Lily of France® and Exquisite Form® brands and the licensed Tommy Hilfiger® brand to department and specialty stores located in the United States. Products in the Intimate Apparel Coalition include bras, panties, daywear, shapewear and sleepwear. Women’s intimate apparel is also marketed under the Vassarette® and Bestform® brands for sale to the mass market channel of distribution. Also, VF successfully launched the Curvation™ brand in 2003 for the full-figured woman shopping in the mass channel. VF has a significant private label lingerie business with various speciality, national chain and discount stores in the United States. This business strengthened in 2004 with one of its largest customers supporting a major new product launch.

VF acquired 51% ownership of a newly created intimate apparel marketing company in Mexico during 2004. This new company markets several of VF’s intimate apparel brands, as well as the Ilusión® brand owned by the minority partner, to discount stores and department stores in Mexico. Business operations began in the third quarter of 2004 and are managed as part of the U.S. intimate apparel business.

In the European market, women’s intimate apparel is marketed to department and specialty stores under the Lou®, Bolero®, Gemma®, Intima Cherry®, Vanity Fair® and Belcor® brands. Intimate apparel is marketed in discount stores under the Variance®, Vassarette® and Bestform® brands. In addition, VF markets women’s swimwear under the Majestic® and licensed Nike® labels in Europe.

Management believes that VF is one of the top two marketers of branded intimate apparel in the United States. In international markets, management believes that VF’s brands occupy the number two market share positions in France and Spain.

Imagewear Coalition

VF produces workwear, career and safety apparel sold under the Red Kap®, Horace Small Apparel Company®, Penn State Textile™ and Bulwark® brands. Over one-half of these sales are to industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Since industrial laundries maintain minimal inventories of work clothes, a supplier’s ability to offer rapid delivery is an important factor in this market. VF’s commitment to customer service, supported by an automated central distribution center with satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the Red Kap® brand obtain a significant share of the industrial laundry rental business.

VF also markets corporate image uniforms and casual apparel through its VF Solutions business unit. To better service its national accounts, VF operates a number of catalog web sites for major business customers and for governmental organizations such as U.S. Customs & Border Protection and the Bureau of Land Management. These web sites give more than 400,000 employees of these customers the convenience of shopping and paying for their work and career apparel via the internet.

This coalition includes VF’s activewear apparel businesses. VF designs and markets decorated sports apparel under licenses granted by the four major American professional sports leagues, NASCAR, most major colleges and universities, and other organizations. These sports apparel products for adults and youth are distributed through department, sporting goods and athletic specialty stores under the Lee Sport® and the licensed Chase Authentics® brands. Growth in recent years has been driven by a five year agreement signed in 2002 with the National Football League. Under this agreement, VF is the exclusive supplier for selected men’s and boy’s tops and bottoms decorated with NFL team logos marketed to mid-tier department stores, specialty stores and mass merchandisers. In addition, 2004 was the first year of a new five year contract with Major League Baseball.

In early 2003 and early 2005, VF acquired two businesses that have rights to manufacture and market apparel products under license from Harley-Davidson Motor Company, Inc.

The remaining component of this coalition is the marketing of blank knitted fleecewear and other knit and woven tops to wholesalers principally under the Lee® brand.

Sportswear Coalition

In August 2003, VF acquired Nautica Enterprises, Inc. (“Nautica”). The Nautica® branded sportswear business provided broad product capabilities related to a lifestyle brand and a significantly greater presence in the department store and specialty store channels of distribution.

The principal product line for Nautica is men’s sportswear, noted for its classic styling. Nautica Jeans Company® brand features fashionable jeanswear and related tops for younger male consumers. The Nautica Competition® brand is a line of casual apparel for active consumers. Other product lines sold by VF under the Nautica® brand include men’s outerwear, underwear and sleepwear, and women’s sleepwear. The unprofitable women’s jeans business in the department store channel was closed in 2004, but will be evaluated for a potential relaunch. VF expects to make substantial progress toward defining its strategy and direction for the women’s sportswear business in 2005. Plans are also underway to launch Nautica® branded apparel in Europe beginning in late 2005.

Nautica operates outlet stores in better outlet malls across the United States. These stores carry Nautica® merchandise for men, boys and girls. Products sold in the outlet stores are different from those sold by Nautica to its department and specialty store wholesale customers. In addition, the stores carry Nautica® merchandise from licensees to complete the desired product assortment.

As part of the Nautica acquisition, VF acquired the John Varvatos®, Earl Jean® and E. Magrath® brand businesses. The John Varvatos® brand is a luxury apparel and accessory collection for men and women including tailored clothing, sportswear, leather accessories and footwear. These products are sold through upscale department and specialty stores, as well as through four John Varvatos retail locations. The Earl Jean® brand is a premium line of jeans and sportswear marketed in the United States, Europe and Asia. This brand will be managed and reported with the Jeanswear Coalition beginning in 2005. E. Magrath® golf apparel is sold through pro shops in the United States and is managed as part of the Imagewear Coalition.

Playwear Business

The Playwear business consisted primarily of VF’s Healthtex® childrenswear. Trademarks and certain operating assets of this business were sold in May 2004, and retained inventories and other assets were liquidated during the balance of the year.

Retail Operations

VF-owned retail stores are an integral part of VF’s strategy for building its brands, providing visibility for its products and brands and enabling VF to stay close to the needs of core consumers. In addition, outlet stores serve an important role in VF’s overall inventory management by allowing VF to effectively sell a significant portion of discontinued and out-of-season products at better prices than otherwise available.

VF currently operates approximately 180 full-price stores and 320 outlet stores around the world that sell specific brands, including The North Face®, Vans®, Napapijri®, Kipling®, Nautica®, Lee® and Wrangler®. Also, some of VF’s brands, including JanSport®, Eastpak®, The North Face®, Vans®, Napapijri® and Kipling®, are offered through over 150 independently-owned stores located primarily in Europe and Asia.

In addition to the retail operations discussed above, VF operates approximately 100 outlet stores across the United States and Europe that sell a broad selection of VF products. Sales and profits of VF products sold through these outlet stores are reported as part of the operating results of the respective coalitions.

Retail sales accounted for approximately 10% and 9% of VF’s consolidated Net Sales in 2004 and 2003, respectively. VF management expects the retail business to continue to grow and is planning a capital investment of approximately $40 million in retail space during 2005.

In addition, VF offers other products directly to the consumer via the internet consisting of the corporate uniform business in the Imagewear Coalition and Vans® products. Internet sales in 2004 were approximately 1% of VF’s consolidated Net Sales.

Licensing Arrangements

In connection with VF’s business strategy of expanding market penetration of its owned brands, VF enters into licensing agreements for certain products and geographic regions if such arrangements provide more effective manufacturing, distribution and marketing of such products than could be achieved internally. These licensing arrangements relate to a broad range of VF products and are for fixed terms that may include renewal options. In addition, certain foreign licensees are granted the right to open retail stores under the licensed brand name and sell only licensed branded products in these stores. Each licensee pays royalties to VF based upon its sales of branded products, with most agreements providing for a minimum royalty. These payments generally range from 3% to 7% of the licensing partners’ net sales of the licensed products. In addition, licensees are generally required to spend an amount between 1% and 5% of their sales to advertise VF’s products. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees. VF provides support to these business partners and seeks to preserve the integrity of brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to VF’s prior approval and continuing oversight. Net licensing income was $50 million and $29 million in 2004 and 2003, respectively, with the increase attributed to the inclusion of the Nautica licensing business for a full year in 2004.

While licensing activities exist for all coalitions, the largest component of this business, approximately 42% of net licensing income, is in the Sportswear coalition. The Nautica® brand is licensed in the United States for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, accessories, women’s swimwear) and for nonapparel categories (e.g., home furnishings, fragrances, watches, eyewear). In addition, Nautica® apparel and certain nonapparel products are licensed for sale in over 100 countries. Wholesale sales of Nautica® branded products by licensees are in excess of $400 million annually.

VF has also entered into license agreements to use the trademarks of others. Apparel is marketed under licenses granted by the National Football League, Major League Baseball, the National Basketball Association, the National Hockey League, NASCAR, NIKE, Inc., Tommy Hilfiger Corporation, Harley-Davidson Motor Company, Inc. and others. Some of these license arrangements contain minimum annual licensing and advertising requirements. Some are for a short term and may not contain specific renewal options. Management believes that the loss of any license would not have a material adverse effect on VF.

Raw Materials and Sourcing

Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps and lace). These raw materials are purchased from numerous suppliers. While in some cases VF has obtained fixed price commitments for up to one year, specific purchase obligations with suppliers are typically limited to the succeeding two to six months. VF does not have any long-term supplier contracts for the purchase of raw materials. However, in connection with the sale of VF’s childrenswear business in 2004, VF has committed to purchase $15 million of finished goods per year through 2013.

For most domestic operations, VF purchases fabric from several domestic and international suppliers in conjunction with scheduled production. Purchased fabric is cut and sewn into finished garments in VF-owned domestic and offshore manufacturing facilities located in Mexico and the Caribbean Basin. In addition, VF contracts the sewing of VF-owned raw materials to independent contractors, primarily in Mexico and the Caribbean Basin. To an increasing extent, VF is using contractors in Asia and the Caribbean Basin who own the raw materials and provide only finished, ready-for-sale products to VF.

Over the last five years, VF closed a significant number of manufacturing facilities in the United States and shifted production to lower cost locations. As a result of this shift in sourcing, the amount of sales in the United States derived from products manufactured in lower cost locations outside the United States has increased each year over the last three years. During 2004, 3% of the units VF sold in the United States were manufactured in VF-owned plants in the United States. In contrast, at the end of 2000, approximately one-third of VF’s products sold in the United States were manufactured in VF-owned plants in the United States. Today, of the total products supporting sales to customers in the United States, 38% were manufactured in VF-owned facilities in Mexico and the Caribbean Basin and 59% were obtained from contractors, primarily in Asia.

The current sourcing strategy for products sold in the United States allows VF to balance its needs with a mix of VF-owned and contracted production in the Western Hemisphere, combined with contracted production primarily from Asia. Product obtained from the Western Hemisphere has somewhat higher cost but gives VF greater flexibility, shorter lead times and lower inventory levels as compared with production obtained from the Far East and other more distant resources. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a balanced approach to product sourcing. In 2005, a new sourcing hub will be opening in Miami. This facility is expected to handle all of the sourcing for the Western Hemisphere.

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

All contracted production must meet VF’s high quality standards. Further, all independent contractors who manufacture products for VF must be pre-certified and adhere to the VF Contractor Terms of Engagement. These requirements provide strict standards covering hours of work, age of workers, health and safety conditions and conformity with local laws. Each new contractor must be inspected and sign a Terms of Engagement agreement prior to performance of any production on VF’s behalf. VF periodically audits compliance with these standards.

VF did not experience difficulty in obtaining its raw material and contracting production needs during 2004. Management does not anticipate difficulties in obtaining its raw materials and contracting production requirements during 2005. The loss of any one supplier or contractor would not have a significant adverse effect on VF’s business.

Imports and Import Restrictions

VF is exposed to certain risks of doing business outside of the United States. VF imports goods from VF-owned facilities in Mexico and the Caribbean Basin and from suppliers in those areas and in Asia, Europe and Africa. These import transactions had been subject to the constraints imposed by bilateral agreements between the United States and a number of governments. These agreements were negotiated either under the framework established by the World Trade Organization (“WTO”) or other applicable statutes, and they imposed quotas that limited the amount of certain categories of merchandise from these countries that could be imported into the United States and the European Union. Restrictions under these agreements ended on December 31, 2004.

Pursuant to a 1995 Agreement on Textiles and Clothing under the WTO, effective January 1, 2005 the United States and other WTO member countries were required, with few exceptions, to remove quotas on goods from WTO member countries. The complete removal of quotas would benefit VF as well as other apparel companies by allowing them to source products without quantitative limitation from any countries. The only significant exceptions to the removal of quota that could affect VF are Vietnam and China. Vietnam is not a WTO member and is therefore still subject to quota on certain products to various countries. It is possible for countries to restrict China with safeguard quotas pursuant to the terms of China’s Accession Agreement to the WTO. The United States is expected to use the safeguard quota mechanisms on certain products sometime during 2005. Any of these actions could impact VF’s ability to import products but are monitored closely by our management to evaluate the possible business impact. Any effect of the imposition of safeguards is not expected to have a material impact on VF.

Management continually monitors new developments and risks related to duties, tariffs and quotas. In response to the changing import environment resulting from the elimination of quotas, management has chosen to continue its balanced approach to manufacturing and sourcing. VF limits its sourcing exposure through, among other measures, (1) extensive geographic diversification with a mix of VF-owned and contracted production, (2) allocation of production to merchandise categories where the free flow of product is available and (3) shifts of production among countries and contractors. VF will continue to manage its supply chain from a global perspective and adjust as needed to changes in the global production environment.

Seasonality

The apparel industry in the United States has four primary retail selling seasons — Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. Sales to retail customers generally precede the retail selling seasons, although demand peaks have been reduced as more products are being sold on a replenishment basis.

Overall, with its diversified product offerings, VF’s operating results are somewhat seasonal. On a quarterly basis, consolidated Net Sales for 2004 ranged from a low of approximately 21% of full year sales in the second quarter to a high of 30% in the third quarter. This disparity results primarily from the sales of outdoor apparel and equipment, which are more seasonal in nature. Assuming we had owned Vans, Napapijri, and Kipling for the full year in 2004, approximately 37% of outdoor apparel and equipment sales would have occurred in the third quarter. In addition, consolidated Net Sales for 2004 would have ranged from a low of approximately 22% in the second quarter to a high of 29% in the third quarter. These percentages are relatively consistent with prior years.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods and, accordingly, decreases during the second half. Cash provided by operations is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

Advertising

VF supports its brands through extensive advertising and promotional programs. VF advertises on national and local radio and television and in consumer and trade publications and participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. VF sponsors various sporting, music and other special events. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. VF spent $314.1 million advertising and promoting its products in 2004, an increase of 21% from the 2003 level.

VF also participates in various retail customer incentive programs. These incentive programs with retailers include stated discounts, discounts based on the retailer agreeing to advertise or promote the products, or margin support funds. VF also offers sales incentive programs directly to consumers in the form of rebate and coupon offers. These sales incentive offers with retailers and with consumers are recognized as sales discounts in arriving at reported Net Sales.

Other Matters

     Competitive Factors

VF’s business depends on its ability to stimulate consumer demand for its brands and products. VF is well-positioned to compete in the apparel industry by developing consumer-driven and innovative products at competitive prices, producing high quality merchandise, providing high levels of service, ensuring product availability to the retail sales floor and enhancing recognition of its brands. VF continually strives to improve on each of these areas. Many of VF’s brands have long histories and enjoy high recognition within their respective consumer segments.

Although VF is one of the largest apparel companies in the world, the apparel industry is highly competitive and consists of a number of domestic and foreign companies. In most product categories, there are numerous competing branded products, and in many product categories, there are competing specialty retailer branded products and private label products. In certain product categories and geographic areas in which VF operates, there may be several competitors that have more sales and assets than VF in those specific categories or geographic areas.

     Trademarks

Trademarks have substantial value in the marketing of VF’s products. VF has registered these trademarks in the United States and with governmental agencies in other countries where VF’s products are manufactured and/or sold. VF vigorously monitors and protects these trademarks against infringement and dilution where legally feasible and appropriate. In addition, VF grants licenses to other parties to manufacture and sell products with our trademarks in product categories and in geographic areas in which VF does not operate.

     Customers

VF products are primarily sold through VF’s sales force and independent sales agents. VF’s customers are primarily department, chain, specialty and discount stores in the United States and in international markets, primarily in Europe. Sales to VF’s ten largest customers, all of which are retailers based in the United States, amounted to 38% of total sales in 2004, 41% in 2003 and 42% in 2002. Sales to the five largest of those customers amounted to approximately 29% of total sales in 2004, 33% in 2003 and 34% in 2002. Sales to VF’s largest customer, Wal-Mart Stores, Inc., totaled 15.2% of total sales in 2004, 16.5% in 2003 and 16.2% in 2002, substantially all of which were in the Jeanswear and Intimate Apparel coalitions.

     Employees

VF employed approximately 53,200 men and women as of the end of 2004, of which 17,500 were located in the United States. Approximately 500 employees in the United States are covered by various collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

     Backlog

The dollar amount of VF’s order backlog as of any date is not material for an understanding of the business of VF taken as a whole.

Executive Officers of VF

The following are the executive officers of VF Corporation as of February 18, 2005. The officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

			Period Served
Name	Position	Age	In Such Office(s)
Mackey J. McDonald	Chairman of the Board	58	October 1998 to date
	Chief Executive Officer		January 1996 to date
	President		October 1993 to date
	Director		October 1993 to date

Bradley W. Batten	Vice President - Controller and	49	September 2004 to date
	Chief Accounting Officer

Candace S. Cummings	Vice President – Administration,	57	March 1996 to date
	General Counsel
	Secretary		October 1997 to date

			Period Served
Name	Position	Age	In Such Office(s)
George N. Derhofer	Vice President and Chairman -	51	February 2004 to date
	Intimate Apparel and Imagewear
	Coalitions

Terry L. Lay	Vice President and Chairman -	57	February 2004 to date
	Jeanswear Coalition

Frank C. Pickard III	Vice President - Treasurer	60	April 1994 to date

John P. Schamberger	Vice President and Chairman –	56	February 2004 to date
	Cross Coalition Management

Robert K. Shearer	Vice President - Finance &	53	July 1998 to date
	Chief Financial Officer
	Vice President - Global Processes		January 2003 to date

Eric C. Wiseman	Vice President and Chairman -	49	February 2004 to date
	Outdoor and Sportswear
	Coalitions

Mr. McDonald joined VF’s Lee division in 1983, serving in various management positions until he was named Group Vice President of VF in 1991, President of VF in 1993, Chief Executive Officer in 1996 and Chairman of the Board in 1998. Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2005 (“2005 Proxy Statement”).

Mr. Batten rejoined VF as Vice President – Controller in September 2004. He recently served at Sara Lee Corporation as Vice President Operations for the Intimates and Hosiery Group from November 2002 to August 2003 as well as Vice President & Chief Operating Officer and Vice President Finance & Chief Financial Officer for the Intimates Group from May 2002 to November 2002 and August 2000 to May 2002, respectively. Prior to these roles at Sara Lee, Batten served as Vice President & Chief Financial Officer of VF’s Intimates business from 1998 to July 2000.

Mrs. Cummings joined VF as Vice President – General Counsel in 1995 and became Vice President - Administration and General Counsel in 1996 and Secretary in 1997.

Mr. Derhofer joined Nutmeg Industries, Inc. in 1989 as Senior Vice President, Chief Financial Officer and Treasurer. When Nutmeg was acquired by VF in 1994, he was named Executive Vice President and Chief Financial Officer of the Nutmeg division. From 1996 to September 2000, he was President of the Knitwear division and was elected Vice President of VF and Chairman – Imagewear Coalition in October 2000. He was elected as Vice President and Chairman – Intimate Apparel and Imagewear Coalitions in February 2004.

Mr. Lay joined VF’s Lee division in 1971 and held various positions in VF’s Lee, Jantzen and international jeanswear businesses through 1996. He served as President of the Lee division from 1996 until he was elected Vice President of VF in 1999. From 1999 to October 2000, he served as Chairman — International Coalition. He served as Vice President – Global Processes from October 2000 to January 2003 and Chairman – Outdoor Coalition from January 2003 to February 2004. He also served as Chairman – International Jeanswear Coalition from October 2000 until February 2004. He was elected as Vice President and Chairman – Jeanswear Coalition in February 2004.

Mr. Pickard joined VF in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President – Treasurer in 1994.

Mr. Schamberger joined VF’s Wrangler division in 1972 and held various positions until his election as President of Wrangler in 1992. He was elected as VF’s Chairman – North & South America Jeanswear and Workwear Coalitions in 1995 and Vice President of VF in 1995. From October 2000 to February 2004, he served as Chairman – North & South America Jeanswear Coalition. He was elected as Vice President and Chairman – Cross Coalition Management in February 2004.

Mr. Shearer joined VF in 1986 as Assistant Controller and was elected Controller in 1989 and Vice President – Controller in 1994. He has served as Vice President – Finance and Chief Financial Officer since 1998. He served as Chairman – Outdoor Coalition from June 2000 to January 2003. He was also elected as Vice President – Global Processes in January 2003.

Mr. Wiseman joined VF in 1995 as Executive Vice President of Finance, Operations and Manufacturing at the JanSport division. In 1998 he became President of the Bestform division and was elected Vice President of VF and Chairman – Global Intimate Apparel Coalition in October 2000, serving in this role until February 2004. He was elected as Vice President – Sportswear Coalition in August 2003. He was also elected as Vice President and Chairman – Outdoor and Sportswear Coalitions in February 2004.

Cautionary Statement on Forward-looking Statements

Information concerning forward-looking statements is incorporated herein by reference to “Cautionary Statement on Forward-Looking Statements” in the 2004 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Available Information

VF’s filings with the Securities and Exchange Commission (“SEC”), including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available free of charge on VF’s primary internet website, www.vfc.com. In addition, these documents will be provided free of charge to any shareholder upon request directed to the Secretary of VF at P.O. Box 21488, Greensboro, NC 27420. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information related to VF.

Item 2. Properties.

VF owns certain facilities used in manufacturing and distribution activities. Other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for VF’s needs. Manufacturing and distribution facilities being utilized at the end of 2004 are summarized below by reportable segment:

Square
Footage
Jeanswear	7,600,000
Outdoor Apparel and Equipment	500,000
Intimate Apparel	2,700,000
Imagewear	2,800,000
Sportswear	500,000

14,100,000

In addition, VF also owns or leases various administrative and office space having 2,500,000 square feet of space and owns or leases 5,000,000 square feet that are used for outlet and other retail locations. Approximately 79% of the outlet space is used for selling and warehousing VF’s products, with the balance consisting of space leased to tenants and common areas. In addition to the above, VF owns facilities having 2,400,000 square feet of space formerly used in operations but now held for sale.

Item 3. Legal Proceedings.

There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which VF or any of its subsidiaries is a party or to which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for VF’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information concerning the market and price history of VF’s Common Stock, plus dividend information, is incorporated herein by reference to “Quarterly Results of Operations” and “Investor Information - Common Stock, Shareholders of Record, Dividend Policy, Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information” in the 2004 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Issuer purchases of equity securities:

			Total Number of Shares	Maximum Number of
		Weighted	Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Fiscal Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
October 2004	—	—	—	5,315,900
November 2004	—	—	—	5,315,900
December 2004	—	—	—	5,315,900

Total	—		—

(1)	There were no share repurchases in the fourth quarter of 2004. The program had been suspended since the second quarter of 2003 because of the purchase of Nautica and the acquisitions completed during 2004. VF intends to repurchase 2 million shares in 2005, although the actual number purchased during 2005 will depend on acquisition opportunities that may arise. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance-based restricted stock units the number of shares having an aggregate fair market value equal to any federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. No shares were withheld under the Mid-Term Incentive Plan during the period.

Item 6. Selected Financial Data.

Selected financial data for VF for each of its last five fiscal years is incorporated herein by reference to “Financial Summary” in the 2004 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A discussion of VF’s financial condition and results of operations is incorporated herein by reference to the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2004 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

A discussion of VF’s market risks is incorporated herein by reference to “Risk Management” in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2004 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Item 8. Financial Statements and Supplementary Data.

Financial statements of VF, together with the report thereon of PricewaterhouseCoopers LLP dated March 7, 2005, and specific supplementary financial information, are incorporated herein by reference to the 2004 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of January 1, 2005. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that VF’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Additionally, the disclosure controls and procedures were adequate to ensure that information is accumulated and communicated to VF’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of January 1, 2005.

Management’s assessment of the effectiveness of VF’s internal control over financial reporting as of January 1, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is incorporated herein by reference to the 2004 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Changes in Internal Control Over Financial Reporting

There were no changes in VF’s internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of VF.

Information regarding our Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2005 Annual Meeting of Shareholders under the caption “Election of Directors,” and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included in the 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

VF has adopted a written code of ethics, “VF Corporation Code of Business Conduct,” that is applicable to all VF directors, officers and employees, including VF’s chief executive officer, chief financial officer, chief accounting officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the Securities and Exchange Commission’s rules and regulations, a copy of the code is filed as Exhibit 14 to this report, and is posted on our website, www.vfc.com. VF will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.vfc.com.

The Board of Directors’ Corporate Governance Principles, the Audit Committee, Nominating and Governance Committee, Compensation Committee and Finance Committee charters and other corporate governance information, including the method for interested parties to communicate directly with nonmanagement members of the Board of Directors, are available on VF’s website. These documents, as well as the VF Corporation Code of Business Conduct, will be provided free of charge to any shareholder upon request directed to the Secretary of VF at P.O. Box 21488, Greensboro, NC 27420.

Item 11. Executive Compensation.

Information required by Item 11 of this Part III is included in the 2005 Proxy Statement under the caption “Executive Compensation” (excluding the Compensation Committee Report) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of this Part III is included in the 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by Item 13 of this Part III is included in the 2005 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Item 14 of this Part III is included in the 2005 Proxy Statement under the caption “Professional Fees of PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

	1.	Financial statements - Included in Exhibit 13, the 2004 Annual Report , and incorporated by reference in Item 8 of this report (*):

Consolidated balance sheets — December 2004 and 2003

Consolidated statements of income — Fiscal years ended December 2004, 2003 and 2002

Consolidated statements of comprehensive income — Fiscal years ended December 2004, 2003 and 2002

Consolidated statements of cash flows — Fiscal years ended December 2004, 2003 and 2002

Consolidated statements of common stockholders’ equity — Fiscal years ended December 2004, 2003 and 2002

Notes to consolidated financial statements

Report of independent registered public accounting firm

*		VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2004”, “2003” and “2002” relate to the fiscal years ended on January 1, 2005 (52 weeks), January 3, 2004 (52 weeks) and January 4, 2003 (53 weeks), respectively.

	2.	Financial statement schedules — The following consolidated financial statement schedule is included herein:

Schedule II — Valuation and qualifying accounts

Report of independent registered public accounting firm on financial statement schedule

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

Number	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession:

(A)	Agreement and Plan of Merger dated as of July 7, 2003 among Nautica, VF Corporation and Voyager Acquisition Corporation (Incorporated by reference to Exhibit 2.1 to Form 8-K dated July 7, 2003)

(B)	Agreement and Plan of Merger dated as of April 27, 2004 among Vans, VF and McGarrett Corporation (Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 27, 2004)

3	Articles of incorporation and bylaws:

(A)	Articles of Incorporation, as amended and restated as of April 18, 1986 (Incorporated by reference to Exhibit 3(A) to Form 10-K for the year ended January 4, 1992)

(B)	Articles of Amendment amending Article Fifth of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(B) to Form 10-Q for the quarter ended March 4, 1998)

(C)	Statement with Respect to Shares of Series B ESOP Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K dated January 22, 1990)

(D)	Articles of Amendment with Respect to Designation of Series A Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

(E)	Bylaws, as amended through April 20, 1999 and as presently in effect (Incorporated by reference to Exhibit 3(E) to Form 10-K for the year ended January 1, 2000)

4	Instruments defining the rights of security holders, including indentures:

(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

(B)	A specimen of VF’s Series B ESOP Convertible Preferred Stock certificate (Incorporated by reference to Exhibit 4(B) to Form 10-K for the year ended December 29, 1990)

(C)	Indenture between VF and Morgan Guaranty Trust Company of New York, dated

January 1, 1987 (Incorporated by reference to Exhibit 4.1 to Form S-3 Registration No. 33-10939)

(D)	First Supplemental Indenture between VF, Morgan Guaranty Trust Company of New York and United States Trust Company of New York, dated September 1, 1989 (Incorporated by reference to Exhibit 4.3 to Form S-3 Registration No. 33-30889)

(E)	Second Supplemental Indenture between VF and United States Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 6, 1994)

(F)	Form of 6.75% Note due 2005 (Incorporated by reference to Exhibit 4 to Form 8-K dated June 6, 1995)

(G)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

(H)	Form of 8.10% Note due 2005 (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2000)

(I)	Form of 8.50% Note due 2010 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 2000)

(J)	Rights Agreement, dated as of October 22, 1997, between VF and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 1 to Form 8-A dated January 23, 1998)

(K)	Amendment No. 1 to Rights Agreement dated as of January 28, 2000, between VF and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 2 to Form 8-A (Amendment No. 1) dated January 31, 2000)

(L)	Form of 6% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended April 3, 2004)

(M)	Form of 6% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended April 3, 2004)

(N)	Exchange and Registration Rights Agreement dated October 14, 2003 (Incorporated by reference to Exhibit 4(d) to Form 10-Q for the quarter ended October 4, 2003).

10	Material contracts:

*(A)	1991 Stock Option Plan (Incorporated by reference to Exhibit A to the 1992 Proxy Statement dated March 18, 1992)

*(B)	1995 Key Employee Restricted Stock Plan (Incorporated by reference to Exhibit 10(U) to Form 10-K for the year ended December 30, 1995)

*(C)	1996 Stock Compensation Plan, as amended and restated as of February 10, 2004 (Incorporated by reference to Exhibit A to the 2004 Proxy Statement dated March 25, 2004)

*(D)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(d) to Form 8-K filed on December 17, 2004)

*(E)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Plan Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(e) to Form 8-K filed on December 17, 2004)

*(F)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(A) to Form 8-K filed on February 10, 2005)

*(G)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

*(H)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

*(I)	Executive Deferred Savings Plan II (Incorporated by reference to Exhibit 10(a) to Form 8-K filed on December 17, 2004)

*(J)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)

*(K)	Second Amended Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended April 5, 2003)

*(L)	Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended April 5, 2003)

*(M)	Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 31, 1994)

*(N)	Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(C) to Form 10-Q for the quarter ended April 5, 2003)

*(O)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code (Incorporated by reference to Exhibit 10(D) to Form 10-Q for the quarter ended April 5, 2003)

*(P)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10(E) to Form 10-Q for the quarter ended April 5, 2003)

*(Q)	Amended Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 2004)

*(R)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 3, 2004)

*(S)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

*(T)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(c) to Form 8-K filed on December 17, 2004)

*(U)	Executive Incentive Compensation Plan as Amended and Restated February 11, 2003 (Incorporated by reference to Exhibit 10(G) to Form 10-Q for the quarter ended April 5, 2003)

*(V)	Restricted Stock Agreement (Incorporated by reference to Exhibit 10(S) to Form 10-K for the year ended December 31, 1994)

*(W)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 4, 1997)

*(X)	Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the year ended December 29, 2001)

*(Y)	2004 Mid-Term Incentive Plan, a subplan under the 1996 stock compensation plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for year ended January 3, 2004)

(Z)	Revolving Credit Agreement, September 25, 2003 (Incorporated by reference to Exhibit 10 to the Form 10-Q for the quarter ended October 4, 2003)

*(AA)	Resolution of the Board of Directors dated October 21, 2004, relating to compensation of Directors of VF (Incorporated by reference to Form 8-K filed December 17, 2004)

*	Management compensation plans

13	Annual report to security holders

14	Code of Business Conduct

21	Subsidiaries of the Corporation

23	Consent of independent registered public accounting firm

24	Power of attorney

31.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VF has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V.F. CORPORATION

	By:	/s/ Mackey J. McDonald

Mackey J. McDonald Chairman, President and Chief Executive Officer (Chief Executive Officer)

	By:	/s/ Robert K. Shearer

Robert K. Shearer Vice President - Finance and Chief Financial Officer (Chief Financial Officer)

	By:	/s/ Bradley W. Batten

Bradley W. Batten
Vice President - Controller
March 10, 2005		(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Edward E. Crutchfield*	Director
Juan Ernesto de Bedout*	Director
Ursula F. Fairbairn*	Director
Barbara S. Feigin*	Director	March 10, 2005
George Fellows*	Director
Daniel R. Hesse*	Director
Robert J. Hurst*	Director
W. Alan McCollough*	Director
Mackey J. McDonald*	Director
Clarence Otis, Jr.*	Director
M. Rust Sharp*	Director
Raymond G. Viault*	Director

* By:	/s/ C. S. Cummings	March 10, 2005

C. S. Cummings, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Stockholders of VF Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2005 appearing in the 2004 Annual Report to Stockholders of VF Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Greensboro, North Carolina

March 7, 2005

VF CORPORATION
Schedule II - Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
		(1)	(2)
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period
			(Dollars in thousands)
Fiscal year ended December 2004
Allowance for doubtful accounts	$65,769	3,516	5,690	(C)	14,185	(A)	$60,790

Valuation allowance for deferred income tax assets	$67,810	7,276	—		7,611	(B)	$67,475

Fiscal year ended December 2003
Allowance for doubtful accounts	$48,227	11,197	11,094	(C)	4,749	(A)	$65,769

Valuation allowance for deferred income tax assets	$69,115	2,475	—		3,780	(B)	$67,810

Fiscal year ended December 2002
Allowance for doubtful accounts	$60,449	18,490	—		30,712	(A)	$48,227

Valuation allowance for deferred income tax assets	$68,905	7,531	—		7,321	(B)	$69,115

(A)	Deductions include accounts written off, net of recoveries, and the effect of foreign currency translation.

(B)	Deductions relate to circumstances where it is more likely than not that deferred income tax assets will be realized.

(C)	Additions due to the acquisitions of Nautica in 2003 and of Vans, Napapijri and Kipling in 2004. These amounts reflect the amount of allowance for doubtful accounts at their respective opening balance sheet dates to record trade accounts receivable at net realizable value.