Form 10-Q
period 2005-04-02
V F CORP
filed 2005-05-12
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES ☑ NO ☐

On April 30, 2005, there were 112,121,071 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

VF CORPORATION

Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March
	2005	2004
Net Sales	$1,563,643	$1,432,669

Costs and Operating Expenses
Cost of goods sold	914,424	878,393
Marketing, administrative and general expenses	463,672	394,957
Royalty income and other	(13,349)	(13,240)

	1,364,747	1,260,110

Operating Income	198,896	172,559

Other Income (Expense)
Interest income	3,016	1,847
Interest expense	(18,674)	(18,628)
Miscellaneous, net	119	1,607

	(15,539)	(15,174)

Income Before Income Taxes	183,357	157,385

Income Taxes	60,489	53,511

Net Income	$122,868	$103,874

Earnings Per Common Share
Basic	$1.10	$0.95
Diluted	1.07	0.93

Weighted Average Shares Outstanding
Basic	111,761	108,730
Diluted	114,926	111,515

Cash Dividends Per Common Share	$0.27	$0.26

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March	December	March
	2005	2004	2004
ASSETS

Current Assets
Cash and equivalents	$365,864	$485,507	$551,688
Accounts receivable, less allowances of:
March 2005 - $62,762; Dec. 2004 - $60,790;
March 2004 - $70,760	844,009	751,582	747,337
Inventories:
Finished products	756,608	744,517	658,075
Work in process	104,775	99,669	95,138
Materials and supplies	125,578	129,062	119,355

	986,961	973,248	872,568

Other current assets	156,347	168,231	125,937

Total current assets	2,353,181	2,378,568	2,297,530

Property, Plant and Equipment	1,544,786	1,539,490	1,564,833
Less accumulated depreciation	972,382	967,236	985,446

	572,404	572,254	579,387

Intangible Assets	653,574	639,520	317,293

Goodwill	1,028,235	1,031,594	700,170

Other Assets	400,333	382,342	443,541

	$5,007,727	$5,004,278	$4,337,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$37,852	$42,830	$36,587
Current portion of long-term debt	401,563	401,232	1,143
Accounts payable	319,010	369,937	256,899
Accrued liabilities	502,849	558,215	416,932

Total current liabilities	1,261,274	1,372,214	711,561

Long-term Debt	558,863	556,639	956,731

Other Liabilities	547,578	536,131	513,213

Commitments and Contingencies

Redeemable Preferred Stock	24,935	26,053	28,289

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
March 2005 – 111,830,436; Dec. 2004 – 111,388,353;
March 2004 – 109,457,885	111,830	111,388	109,458
Additional paid-in capital	1,151,694	1,087,641	1,010,395
Accumulated other comprehensive income (loss)	(110,062)	(113,071)	(135,529)
Retained earnings	1,461,615	1,427,283	1,143,803

Total common stockholders’ equity	2,615,077	2,513,241	2,128,127

	$5,007,727	$5,004,278	$4,337,921

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March
	2005	2004
Operating Activities
Net income	$122,868	$103,874
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	22,199	23,963
Amortization of intangible assets	3,696	1,340
Other amortization	4,207	3,700
Provision for doubtful accounts	4,524	5,615
Pension funding in excess of expense	(44,739)	(41,182)
Other, net	3,291	9,442
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(100,070)	(122,846)
Inventories	(10,106)	58,486
Accounts payable	(52,157)	(57,504)
Accrued liabilities and other	26,144	57,998

Cash provided (used) by operating activities	(20,143)	42,886

Investing Activities
Capital expenditures	(29,229)	(13,036)
Business acquisitions, net of cash acquired	(23,817)	—
Software purchases	(5,964)	(1,418)
Other, net	4,410	377

Cash used by investing activities	(54,600)	(14,077)

Financing Activities
Increase (decrease) in short-term borrowings	(4,751)	3,247
Payments on long-term debt	(531)	(492)
Purchase of Common Stock	(59,073)	—
Cash dividends paid	(30,801)	(28,941)
Proceeds from issuance of Common Stock	54,495	41,986
Other, net	(122)	(418)

Cash provided (used) by financing activities	(40,783)	15,382

Net Cash Used by Discontinued Operations	—	(3,136)
Effect of Foreign Currency Rate Changes on Cash	(4,117)	(4,152)

Net Change in Cash and Equivalents	(119,643)	36,903

Cash and Equivalents — Beginning of Year	485,507	514,785

Cash and Equivalents — End of Period	$365,864	$551,688

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

VF Corporation and its consolidated subsidiaries (“VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal first quarter ends on the Saturday closest to March 31. For presentation purposes herein, all references to periods ended March 2005, March 2004 and December 2004 relate to the fiscal periods ended on April 2, 2005, April 3, 2004 and January 1, 2005, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Similarly, the 2004 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows have been included. Operating results for the three months ended March 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2004 (“2004 Form 10-K”).

Certain prior year amounts have been reclassified to conform with the 2005 presentation.

Note B - Stock-based Compensation

Stock-based compensation is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion No. 25”). For stock option grants, compensation expense is not required in the financial statements under this standard because all options have an exercise price equal to the market value of the underlying common stock at the date of grant. For grants of performance-based restricted stock units, compensation expense equal to the market value of the shares expected to be issued is recognized over the three year performance period being measured. For restricted stock grants, compensation expense equal to the market value of the shares at the date of grant is recognized over the vesting period.

FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) modifies Opinion No. 25 by (i) requiring that compensation expense be recognized for the fair value of stock options, either in the basic financial statements or disclosed on a pro forma basis in a note to the financial statements, and (ii) changing the measurement of compensation expense for performance-based stock units to a grant date fair value model. VF has elected to continue to recognize and measure compensation expense for stock options and other stock-based compensation under Opinion No. 25 and to provide pro forma disclosures of compensation expense under the fair value method as required by Statement No. 123.

During the first three months of 2005, VF granted options for 2,404,500 shares of common stock at an exercise price equal to the market value of VF common stock on the date of grant, and accordingly, no compensation expense was recognized in the financial statements for these options under Opinion No. 25. VF has historically used the Black-Scholes model in determining the fair value of stock options and the related pro forma expense disclosures. Beginning with stock options granted in the first quarter of 2005, VF began using a lattice valuation model as management believes it results in a more accurate estimate of the options’ fair value. The fair value of the options granted in 2005 was estimated using the following assumptions: expected dividend yield of 2.2%; expected volatility ranging from 19.0% to 30.0%, with a weighted average of 22.6%; risk-free interest rate ranging from 2.8% to 4.1%;

and expected average life of 6.3 years. The resulting weighted average fair value of these options at the date of grant was $13.04 per option.

Also during the first quarter of 2005, VF granted 300,600 performance-based restricted stock units and 10,000 other restricted stock units, each having a grant date fair value per unit of $54.80.

The pro forma impact of applying the fair value method of Statement No. 123 for the first quarter of 2005 and 2004 is as follows:

	Three Months Ended March
(In thousands, except per share amounts)	2005	2004
Net income, as reported	$122,868	$103,874
Add back employee compensation expense for performance-based restricted stock units and stock grants included in reported net income, net of income taxes	3,607	1,374
Less total stock-based employee compensation expense determined under the fair value method, net of income taxes	(11,789)	(7,582)

Pro forma net income	$114,686	$97,666

Net income per common share:
Basic — as reported	$1.10	$0.95
Basic — pro forma	1.02	0.89

Diluted — as reported	$1.07	$0.93
Diluted — pro forma	1.00	0.88

FASB Statement No. 123(Revised), Share-Based Payment (“Statement No. 123(R)”) was issued in late 2004. This Statement replaces Statement No. 123 and Opinion No. 25. Statement No. 123(R) requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized as expense in the financial statements over the requisite service periods. The pro forma disclosures previously permitted under Statement No. 123 will no longer be an alternative to recognizing compensation expense for stock options in the financial statements. The SEC has issued a rule that amends the effective date of Statement No. 123(R) for publicly held companies such that it must be adopted by VF no later than the first quarter of 2006. There are three methods of adoption. VF may elect to recognize compensation expense for options granted prior to but not vested as of the date of adoption, in which case prior periods would remain unchanged and pro forma disclosures would continue to be provided for those periods. If this method were selected, a noncash charge at the date of adoption for the cumulative effect of applying the new rules for all unvested stock options would be recorded. Secondly, VF may elect to restate all prior periods presented by recognizing compensation expense equal to the amounts previously included in the pro forma disclosures. As a third method, VF may elect during 2005 to adopt the new rules retroactive to the beginning of 2005 by recording the cumulative effect of applying the new rules for all unvested stock options at that date and restating all previously reported 2005 interim periods recognizing compensation expense equal to the amounts previously included in the pro forma disclosures. VF is currently evaluating the transition methods and financial impact of adopting Statement No. 123(R).

Note C - Acquisitions

VF acquired substantially all of the net assets of Holoubek, Inc. (the “Holoubek Acquisition”) on January 3, 2005 for a total cost of $26.3 million, consisting of $23.8 million in cash and $2.5 million in notes payable over a five-year period. In addition, a maximum of $2.5 million in contingent consideration is payable upon the occurrence of certain events through January 2009. In the Holoubek Acquisition, VF acquired rights to manufacture and market apparel products, including t-shirts and fleece, under license from Harley-Davidson Motor Company, Inc. The purchase price of this transaction was allocated to net tangible and intangible assets acquired. The intangible assets acquired consisted of the license agreement and customer relationships, which are being amortized over their estimated useful lives. The Holoubek business had sales of $39 million in its most recent fiscal year.

During the second quarter of 2004, VF acquired the Vans, Napapijri and Kipling businesses (collectively the “2004 Acquisitions”). The purchase price allocation of the 2004 Acquisitions is subject to adjustment over the first half of 2005 as VF management finalizes their integration plans. In addition, the allocation of the purchase price related to the Vans acquisition is subject to change because VF is awaiting information from outside counsel on litigation.

Operating results of these businesses have been included in the consolidated financial statements since their respective dates of acquisition. Unaudited pro forma results of operations for VF are presented below assuming that the 2004 acquisition of Vans had occurred at the beginning of 2004. Pro forma operating results for the Holoubek, Napapijri and Kipling businesses are not included because these acquisitions are not material to VF’s results of operations.

Three Months Ended
(In thousands, except per share amounts)	March 2004
Net sales	$1,518,148
Net income	108,301

Earnings per common share
Basic	$0.99
Diluted	0.97

Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been effected at the date indicated, nor is it necessarily indicative of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.

Activity in the restructuring accruals related to the 2004 Acquisitions is summarized as follows:

		Facilities	Lease
(In thousands)	Severance	Exit Costs	Termination	Total
Balance, December 2004	$3,895	$811	$1,417	$6,123
Additional accrual	1,121	39	1,080	2,240
Cash payments	(3,350)	(4)	(25)	(3,379)

Balance, March 2005	$1,666	$846	$2,472	$4,984

Note D - Intangible Assets

		March 2005
	Weighted	Gross		Net
	Average	Carrying	Accumulated	Carrying
	Life *	Amount	Amortization	Amount
		(In thousands)
Amortizable intangible assets:
License agreements	24 years	$135,102	$10,157	$124,945
Customer relationships	21 years	72,517	3,969	68,548
Other	4 years	11,361	7,364	3,997

Amortizable intangible assets, net				197,490

Indefinite-lived intangible assets:
Trademarks and tradenames				456,084

Intangible assets, net				$653,574

* Amortization of license agreements – accelerated and straight-line methods; customer relationships – accelerated methods; other – straight-line method.

Amortization expense of intangible assets for the first quarter of 2005 was $3.7 million. Estimated amortization expense for the remainder of 2005 is $11.1 million and for the years 2006 through 2009 is $14.4 million, $14.2 million, $11.1 million and $9.5 million, respectively.

Note E - Goodwill

		Outdoor
		Apparel and	Intimate
(In thousands)	Jeanswear	Equipment	Apparel	Imagewear	Sportswear	Total
Balance, December 2004	$211,255	$432,233	$117,592	$56,246	$214,268	$1,031,594
Adjustments to purchase price allocation	—	2,240	—	—	(494)	1,746
Currency translation	(1,481)	(3,624)	—	—	—	(5,105)

Balance, March 2005	$209,774	$430,849	$117,592	$56,246	$213,774	$1,028,235

Note F - Sale of Businesses

In May 2004, VF sold the trademarks and certain operating assets of its children’s playwear business (“VF Playwear”) for cash and notes totaling $17.1 million. VF retained all inventories and other working capital and continued to ship products through the end of the third quarter of 2004. Under the sale agreement, VF agreed to purchase $150.0 million of branded childrenswear from the purchaser over a 10 year period for sale in its outlet stores.

During the first quarter of 2004, VF recorded a net charge related to the disposal of VF Playwear of $2.9 million ($0.02 per share). VF Playwear contributed sales and incurred an operating loss (including net charges on disposition) of $33.9 million and $4.1 million, respectively.

Assets and liabilities of VF Playwear included in the Consolidated Balance Sheets are summarized as follows:

	March	December	March
(In thousands)	2005	2004	2004
Accounts receivable, net	$—	$343	$9,781
Inventories	—	—	22,605
Property, plant and equipment, net	6,245	6,249	12,893
Other current assets, primarily deferred income taxes	3,775	4,181	3,904

	$10,020	$10,773	$49,183

Accounts payable	$—	$—	$6,071
Accrued liabilities	14,115	15,129	7,391

	$14,115	$15,129	$13,462

At March 2005 and December 2004, Accrued Liabilities related primarily to VF’s anticipated remaining obligations on formerly occupied leased facilities. Subsequent to the end of the first quarter of 2005, VF sold substantially all remaining assets and entered into sublease agreements for the remaining facilities.

In the first quarter of 2005, VF entered into a joint venture in the form of a new subsidiary consisting of VF’s John Varvatos® luxury sportswear business, with VF owning an 80% interest and Mr. Varvatos owning 20%.

Note G - Pension Plans

VF’s net periodic pension cost is comprised of the following components:

	Three Months Ended March
(In thousands)	2005	2004
Service cost — benefits earned during the year	$5,135	$5,320
Interest cost on projected benefit obligations	15,338	14,393
Expected return on plan assets	(15,935)	(14,203)
Amortization of:
Prior service cost	870	781
Actuarial loss	5,366	8,228

Net periodic pension cost	$10,774	$14,519

During the first quarter of 2005, VF made a $55.0 million discretionary contribution to its qualified pension plan and made contributions totaling $0.5 million to fund benefit payments for the Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $2.6 million of contributions to fund benefit payments for the SERP during the remainder of 2005.

Note H - Business Segment Information

Financial information for VF’s reportable segments for the first quarter of 2005 and 2004 is presented below:

	Three Months Ended March
(In thousands)	2005	2004
Coalition sales:
Jeanswear	$706,721	$708,280
Outdoor Apparel and Equipment	282,296	124,579
Intimate Apparel	227,276	249,420
Imagewear	187,168	173,032
Sportswear	151,762	141,652
Other	8,420	35,706

Net sales	$1,563,643	$1,432,669

Coalition profit:
Jeanswear	$119,209	$122,335
Outdoor Apparel and Equipment	32,394	13,858
Intimate Apparel	23,528	35,256
Imagewear	30,290	21,845
Sportswear	26,901	13,187
Other	(547)	(4,172)

Total coalition profit	231,775	202,309
Corporate and other expenses	(32,760)	(28,143)
Interest, net	(15,658)	(16,781)

Income before income taxes	$183,357	$157,385

VF’s reportable segments were revised in 2004, as discussed in Note R to the Consolidated Financial Statements included in the 2004 Form 10-K. In addition, beginning in 2005, responsibility for the Earl Jean business was transferred from the Sportswear coalition to the Jeanswear coalition, and there was a change in the method of allocation of certain internal costs. Accordingly, business segment information presented for interim periods of 2004 has been reclassified to conform with the current year’s presentation.

Note I - Capital and Comprehensive Income (Loss)

Common stock outstanding is net of shares held in treasury, and in substance retired, of 2,042,276 at March 2005, 1,098,172 at December 2004 and 1,214,488 at March 2004. In addition, 266,235 shares of VF Common Stock at March 2005, 256,088 shares at December 2004 and 245,296 shares at March 2004 were held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.

There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Redeemable Preferred Stock, of which 807,598 shares were outstanding at March 2005, 843,814 at December 2004 and 916,234 at March 2004.

Activity for 2005 in the Series B Preferred Stock, Common Stock, Additional Paid-in Capital and Retained

Earnings accounts is summarized as follows:

	Preferred	Common	Additional	Retained
(In thousands)	Stock	Stock	Paid-in Capital	Earnings
Balance, December 2004	$26,053	$111,388	$1,087,641	$1,427,283
Net income	—	—	—	122,868
Cash dividends:
Common Stock	—	—	—	(30,365)
Series B Redeemable Preferred Stock	—	—	—	(421)
Conversion of Preferred Stock	(1,118)	58	—	1,060
Stock compensation plans, net	—	384	64,053	(58,810)

Balance, March 2005	$24,935	$111,830	$1,151,694	$1,461,615

Other comprehensive income consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months Ended March
(In thousands)	2005	2004
Net income	$122,868	$103,874

Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(6,188)	(3,784)
Minimum pension liability adjustment, net of income taxes	—	54,425
Unrealized gains on derivative financial instruments, net of income taxes	5,322	3,491
Unrealized gains (losses) on marketable securities, net of income taxes	3,875	(206)

Comprehensive income	$125,877	$157,800

Accumulated Other Comprehensive Income (Loss) for 2005 is summarized as follows:

	Foreign	Minimum	Derivative
	Currency	Pension	Financial	Marketable
(In thousands)	Translation	Liability	Instruments	Securities	Total
Balance, December 2004	$(1,816)	$(119,138)	$(5,141)	$13,024	$(113,071)
Other comprehensive income	(6,188)	—	5,322	3,875	3,009

Balance, March 2005	$(8,004)	$(119,138)	$181	$16,899	$(110,062)

Note J - Earnings Per Share

Earnings per share was computed as follows:

	Three Months Ended March
(In thousands, except per share amounts)	2005	2004
Basic earnings per share:
Net income	$122,868	$103,874
Less Preferred Stock dividends	421	477

Income available for Common Stock	$122,447	$103,397

Weighted average Common
Stock outstanding	111,761	108,730

Basic earnings per share	$1.10	$0.95

Diluted earnings per share:
Net income	$122,868	$103,874

Weighted average Common Stock outstanding	111,761	108,730
Effect of dilutive securities:
Preferred Stock	1,293	1,466
Stock options and other	1,872	1,319

Weighted average Common Stock and dilutive securities outstanding	114,926	111,515

Diluted earnings per share	$1.07	$0.93

Outstanding options to purchase 2.4 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the three months of 2005 because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 1.8 million shares of Common Stock were excluded for the first quarter of 2004.

Note K - Income Tax Matters

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains a temporary incentive for repatriation of foreign earnings during 2005 at a 5.25% effective income tax rate. At the end of the first quarter of 2005, VF had approximately $386 million of accumulated foreign earnings that could qualify for repatriation. If VF were to decide to remit some or all of these earnings during 2005, it would result in an additional one-time income tax expense ranging up to approximately $24 million. Management is continuing to evaluate its unremitted foreign earnings and the provisions of this Act.

Note L - Subsequent Events

VF acquired the common stock of Reef Holdings Corporation (“Reef”) on April 14, 2005 for a total cash purchase price of approximately $188 million, including repayment of short-term working capital borrowings. Reef designs and markets surf-inspired products, including sandals, apparel, shoes and accessories, primarily under the Reef® brand. In its most recent fiscal year, Reef had sales of $75 million.

Subsequent to the end of the first quarter, the VF Board of Directors declared a regular quarterly cash dividend of $0.27 per share, payable on June 20, 2005 to shareholders of record as of the close of business on June 10, 2005.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highlights of the first quarter included:

•	Sales, net income and earnings per share for the first quarter were each at record levels.

•	VF completed the acquisition on January 3, 2005 of substantially all of the net assets of Holoubek, Inc. (the “Holoubek Acquisition”), a business having rights to manufacture and market apparel products under license from Harley-Davidson Motor Company, Inc. The purchase price was $26.3 million, with an additional maximum contingent consideration of $2.5 million. This business is expected to contribute approximately $40 million to 2005 sales.

•	Net sales increased 9% to $1,563.6 million. Sales growth was driven by our existing outdoor businesses as well as the Vans, Napapijri and Kipling businesses, each of which was acquired in the second quarter of 2004 (collectively, the “2004 Acquisitions” and together with the Holoubek Acquisition, the “2004 and 2005 Acquisitions”).

•	Net income increased 18% to $122.9 million, and earnings per share increased 15% to $1.07. (All per share amounts are presented on a diluted basis.) These increases resulted from improved operating performance in most existing businesses, plus profit contributions from the 2004 and 2005 Acquisitions mentioned above.

•	We agreed to acquire the common stock of Reef Holdings Corporation, a designer and marketer of premium surf-inspired footwear and apparel under the Reef® brand, based in San Diego, California. Reef had sales of $75 million in 2004 and is looking forward to another year of double-digit growth in 2005. Reef is expected to contribute $45 million to 2005 sales, be neutral to earnings per share in 2005 and be accretive to earnings per share in 2006. The acquisition was completed on April 14, 2005 for a cash purchase price of approximately $188 million, including repayment of short-term working capital borrowings.

•	Integration of our recent acquisitions is proceeding on or ahead of schedule.

Analysis of Results of Operations

     Consolidated Statements of Income

The following table presents a summary of the changes in our Net Sales from 2004:

First Quarter
2005 Compared
In millions	with 2004
Net sales — prior year	$1,433
Existing businesses	9
Acquisitions in prior year (to anniversary date)	146
Acquisitions in current year	10
Disposition of VF Playwear	(34)

Net sales — current year	$1,564

The increase in net sales in the first quarter of 2005 was due primarily to sales of the Vans, Kipling and Napapijri businesses, each of which was acquired in the second quarter of 2005. These three businesses added $144 million to first quarter 2005 sales (prior to the 2005 anniversary dates of their acquisition), and the Holoubek Acquisition added $10 million to sales. Organic growth in most of our existing businesses was substantially offset by a decline in sales in our Intimate Apparel businesses. In addition, the prior year’s quarter included $34 million of sales of our VF Playwear business, which was sold in May 2004. Additional details on sales are provided in the section titled “Information by Business Segment.”

In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its business (primarily the European euro countries) improved sales comparisons by $22 million in 2005 relative to 2004. The average translation rate for the euro was $1.30 per euro during the 2005 quarter, compared with $1.25 during the 2004 quarter. Since the average translation rate during 2004 was $1.23 per euro and the translation rate was $1.29 per euro at the end of March 2005, reported sales for the remainder of 2005 may also benefit from translation compared with 2004.

The following table presents the percentage relationship to Net Sales for components of our Consolidated Statements of Income:

	Three Months Ended March
	2005	2004
Gross margin (net sales less cost of goods sold)	41.5%	38.7%

Marketing, administrative and general expenses	(29.7)	(27.6)
Royalty income and other	0.9	0.9

Operating income	12.7%	12.0%

Gross margin as a percentage of sales increased 2.8% in the first quarter of 2005. Of that increase, 2.0% was in our existing businesses due to the benefits of cost reduction actions, operating efficiencies and sales growth in higher margin businesses, such as the outdoor and sportswear businesses. The remainder of the increase in gross margin as a percent of sales related to the higher gross margins earned by our 2004 Acquisitions.

Marketing, Administrative and General Expenses as a percentage of sales increased 2.1%. During 2005, approximately 0.9% of the increase was due to the higher cost to sales relationship of the 2004 Acquisitions compared with other VF businesses. Of the remaining 1.2% increase, one-half of the increase was due to changes in the mix of our businesses, with a larger portion of sales coming from businesses having a higher expense percentage. The remainder was due to spending related to future growth initiatives, increased incentive compensation expense and increased advertising expense, offset in part by favorable effects of higher volume and the results of cost reduction efforts.

Interest Expense was flat in 2005, but Interest Income increased by $1.2 million due primarily to higher rates earned on invested Cash and Equivalents. Average interest-bearing debt outstanding totaled $999 million for 2005 and $988 million for 2004. The weighted average interest rate was 7.3% and 7.4% for 2005 and 2004, respectively.

The effective income tax rate was 33.0% in 2005, compared with 34.0% in 2004. The effective income tax rate declined in 2005 due to increased income in international jurisdictions that was taxed at lower rates.

Net income was $122.9 million ($1.07 per share) in 2005, compared with $103.9 million ($0.93 per share) in 2004. Net income increased 18% in 2005, while earnings per share increased 15%, reflecting a larger number of shares outstanding due to exercises of stock options. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar had a $0.03 favorable impact on earnings per share in 2005 compared with the prior year quarter. The 2004 and 2005 Acquisitions added $0.10 per share to the 2005 operating results.

     Information by Business Segment

VF’s businesses are organized into five product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments.

See Note H to the Consolidated Financial Statements for a summary of our results of operations by coalition, along with a reconciliation of Coalition Profit to Income before Income Taxes. As explained in that Note, amounts for 2004 have been restated to conform with the 2005 presentation.

The following table presents a summary of the changes in our Net Sales by coalition for the first quarter of 2005:

		Outdoor
		Apparel and	Intimate
In millions	Jeanswear	Equipment	Apparel	Imagewear	Sportswear	Other
Net sales - 2004	$708	$125	$249	$173	$142	$36
Existing businesses	(1)	16	(24)	4	7	7
Acquisitions in prior year	—	141	2	—	3	—
Acquisitions in current year	—	—	—	10	—	—
Disposition of VF Playwear	—	—	—	—	—	(34)

Net sales - 2005	$707	$282	$227	$187	$152	$9

     Jeanswear:

Overall Jeanswear Coalition Sales in 2005 declined slightly, with a 4% decline in domestic jeanswear substantially offset by an 8% increase in international jeanswear. Domestic jeanswear sales declined due to a reduction in unit sales of Lee® branded women’s products. International jeanswear sales increased in Europe, Canada, Mexico and South America markets, with $13 million of the increase resulting from foreign currency translation relative to the prior year period.

Jeanswear Coalition Profit decreased 3% in 2005 due to increased operating expenses, primarily higher advertising and marketing expenses.

     Outdoor Apparel and Equipment:

Acquisitions in 2004 added Vans® performance and casual footwear for skateboarders and other action sports enthusiasts, Kipling® backpacks, bags and accessories and Napapijri® outdoor-inspired sportswear, which collectively contributed $141 million to first quarter 2005 Outdoor Coalition Sales. Sales in our existing business increased in 2005, with unit volume increases at The North Face resulting from strong consumer demand for its products in the United States and internationally. In addition, 2005 sales benefited from $7 million of favorable foreign currency translation effects.

Coalition Profit more than doubled in the 2005 quarter over the prior year period, with substantially all of the increase coming from the 2004 Acquisitions. In our existing businesses, Coalition Profit rose in line with sales, with stable margins. Due to the seasonal nature of the businesses comprising this coalition, the level of first quarter profitability is not indicative of expected full year results.

     Intimate Apparel:

Intimate apparel sales declined by 9% due to unit volume declines in our private label and department store businesses in the United States and in our European business. Private label sales declined in 2005 compared with 2004 because the prior year quarter included a launch of a major new product line with a private label specialty store customer. Foreign currency translation benefited the 2005 quarter by $2 million relative to the prior year period.

Coalition Profit decreased 33% in the 2005 quarter. The decline in Coalition Profit and in margin percentage was primarily due to the lower sales and the resulting profitability impact from the lack of capacity and overhead absorption.

     Imagewear:

Coalition Sales increased 8% in 2005, which included $10 million of sales from the Holoubek business, which was acquired on January 3, 2005. The remainder of the sales increase was in our activewear business, primarily increases in sales of Major League Baseball and Harley-Davidson Motor Company, Inc. licensed products. Our sales of industrial and career occupational apparel were flat in the 2005 quarter.

Coalition Profit increased 39% in 2005 due to lower product costs, operating efficiencies and a lower level of excess product sales in our occupational apparel business units.

     Sportswear:

This coalition consists of our Nautica® lifestyle brand, John Varvatos® luxury apparel and Kipling® products in North America. Sportswear coalition sales increased 7% in the quarter, with contributions from each of the business units.

Coalition Profit more than doubled in the quarter. This improvement was led by Nautica with improved performance of our products at our retail customers resulting in lower markdowns and returns, particularly in our men’s sportswear business, reduced operating expenses and savings from restructuring actions taken in 2004.

     Other:

The Other business segment consists of our VF Outlet business. VF Outlet’s retail sales and profit of non-VF products are reported in this business segment, while VF Outlet’s retail sales and profit of VF products are reported as part of the operating results of the respective coalitions.

In prior years, this business segment also included the VF Playwear business. Trademarks and certain operating assets of VF Playwear were sold in May 2004, and inventories and other retained operating assets were liquidated during the remainder of the year. See Note F to the Consolidated Financial Statements.

     Reconciliation of Coalition Profit to Income before Income Taxes:

There are two types of costs necessary to reconcile total Coalition Profit, as discussed in the preceding paragraphs, to Consolidated Income before Income Taxes. These costs are (i) Corporate and Other Expenses, discussed below, and (ii) Interest, Net, which was discussed in the previous “Consolidated Statements of Income” section.

Corporate and Other Expenses consists of corporate and similar costs that are not apportioned to the operating coalitions. Included are certain information systems costs, corporate headquarters’ costs, trademark maintenance and enforcement costs and miscellaneous consolidating adjustments. Corporate and Other Expenses increased in 2005 due to additional corporate staff positions and other costs incurred to drive growth for VF.

Analysis of Financial Condition

     Balance Sheets

Accounts Receivable increased at March 2005 over the prior year date due to the 2004 and 2005 Acquisitions, as receivables at existing businesses declined slightly. The number of days’ sales outstanding was flat in 2005. Receivables are higher at March 2005 than at the end of 2004 due to seasonal sales patterns and the Holoubek Acquisition.

Inventories increased by 13% in 2005 over the level at March 2004, with one-half of the increase due to the 2004 and 2005 Acquisitions. The other portion of the increase was at existing businesses due to increasing sales expectations in some businesses, higher inventories at our intimate apparel coalition due to lower first quarter sales, and the effects of foreign currency translation. In addition, sales near the end of the March 2004 quarter were higher than expected, resulting in inventory levels being somewhat lower than expected at that date. Inventory levels at March 2005 increased less than 2% from December 2004, with part of the increase due to the Holoubek Acquisition.

Other Current Assets increased at March 2005 and December 2004 from March 2004 mostly due to an increase in deferred income taxes and the 2004 and 2005 Acquisitions. Other Current Assets decreased at March 2005 from the level at the end of 2004 primarily due to a lower level of prepaid VAT and other taxes.

Property, Plant and Equipment was relatively flat at all three balance sheet dates as the sum of capital spending and assets acquired as part of the business acquisitions approximated depreciation expense since March 2004.

Intangible Assets and Goodwill each increased from March 2004 to December 2004 due to the 2004 Acquisitions, with a further increase in Intangible Assets to March 2005 resulting from the Holoubek Acquisition. See Notes C, D and E to the Consolidated Financial Statements.

Other Assets decreased at both March 2005 and December 2004 from March 2004 primarily due to a reduction in deferred income taxes, recorded as noncurrent assets, due to the inclusion of $85.6 million of noncurrent deferred income tax credits arising from the 2004 Acquisitions. These deferred tax credits related primarily to Intangible Assets of the acquired companies.

Approximately two-thirds of the increase in Accounts Payable and one-half of the increase in Accrued

Liabilities from March 2004 to March 2005 was due to the 2004 and 2005 Acquisitions, with the balance resulting from growth in our existing businesses. The decline in Accrued Liabilities from December 2004 related to the first quarter 2005 payment of the $55.0 million pension contribution that had been accrued as the current portion of the minimum pension liability.

Total Long-term Debt was relatively flat from 2004 to 2005, with $400.0 million of notes reclassified to Current Portion of Long-term Debt during 2004 based on debt retirement schedules. Of the current portion, $100.0 million is due on June 1, 2005 and $300.0 million is due on October 1, 2005.

Other Liabilities increased in 2005 by $11.4 million from December 2004 and by an additional $22.9 million from March 2004 from additional amounts of compensation elected to be deferred and other growth-related factors in the businesses.

     Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	March	December	March
Dollars in millions	2005	2004	2004
Working capital	$1,091.9	$1,006.4	$1,586.0

Current ratio	1.9 to 1	1.7 to 1	3.2 to 1

Debt to total capital ratio	27.6%	28.4%	31.8%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 19.5% at March 2005.

On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of operating income and controlling investments in inventories and other working capital components. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period. For the March 2005 quarter, cash used by operating activities was $20.1 million, compared with cash provided by operating activities of $42.9 million in the March 2004 quarter. Net Income increased significantly in the 2005 quarter, compared with the 2004 period. However, the net change in working capital components during 2005 was a usage of funds by operating activities of $136.2 million, compared with a usage of $63.9 million in the 2004 period. The major reasons for the increased cash usage from changes in working capital between the two quarterly periods were (i) a net change in cash outflows for Inventories of $68.6 million, as inventories increased during the first quarter of 2005 compared with a decrease in 2004, and (ii) a net increase in cash outflows for incentive compensation (i.e., a component of Accrued Liabilities) of $39.2 million, as higher incentive compensation was earned in 2004 (paid in early 2005), compared with lower amounts earned in 2003 (paid in early 2004).

In addition to cash flow from operating activities, VF is well-positioned to finance its ongoing operations and meet unusual circumstances that may arise. VF has a $750.0 million unsecured committed bank facility that expires in September 2008. This bank facility supports a $750.0 million commercial paper program. Any issuance of commercial paper would reduce the amount available under the bank facility. At the end of March 2005, $738.2 million was available for borrowing under the credit agreement, with $11.8 million of standby letters of credit issued under the agreement. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.

The principal investing activities in early 2005 related to the Holoubek Acquisition and capital spending. Looking forward, we completed the acquisition of Reef on April 14, 2005 for a cash purchase price of approximately $188 million, including repayment of short-term working capital borrowings. This acquisition was funded by a combination of available cash balances and commercial paper borrowings. For the full year, we expect that capital spending could reach $120 million and be funded by operating cash flows.

In April 2004, Standard & Poor’s Ratings Services affirmed its ‘A minus’ long-term corporate credit and senior unsecured debt ratings for VF. Standard & Poor’s ratings outlook is ‘stable.’ On March 21, 2005, Standard & Poor’s stated that the ratings and outlook would not be affected by the purchase of Reef. In April 2004, Moody’s Investors Service affirmed VF’s long-term debt rating of ‘A3’ and short-term debt rating of ‘Prime-2’ and continued the ratings outlook as ‘negative.’ Based on current conditions, we do not believe that the negative outlook by Moody’s will have a material impact on VF’s ability to issue long or short-term debt. Existing debt agreements do not contain acceleration of maturity clauses based on changes in credit ratings.

During the first quarter of 2005, VF purchased 1.0 million shares of its Common Stock in open market transactions at a cost of $59.1 million (average price of $59.07 per share). There were no share repurchases during 2004. Under its current authorization from the Board of Directors, VF may purchase an additional 4.3 million shares. Our current intent is to repurchase an additional 1.0 million shares during the second quarter of 2005 to reduce the impact of dilution caused by exercises of stock options. However, the actual number purchased during 2005 may vary depending on funding required to support business acquisition opportunities.

Management’s Discussion in our 2004 Form 10-K provided a table summarizing VF’s fixed obligations at the end of 2004 that would require the use of funds. Since the filing of our 2004 Form 10-K, there have been no material changes, except as stated below, relating to VF’s fixed obligations that require the use of funds or other financial commitments that may require the use of funds:

•	Short-term inventory purchase obligations represent commitments to purchase raw materials, sewing labor and finished goods in the ordinary course of business. The total of these inventory purchase obligations increased by approximately $170 million at the end of the first quarter, compared with the 2004 year-end, due to seasonal sales expectations in succeeding months.

Management believes that VF’s cash balances and funds provided by operating activities, as well as unused committed bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise. Specifically, we believe VF has adequate liquidity to repay the $100.0 million and $300.0 million of long-term debt obligations due in June and October 2005, respectively.

We do not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.

Prospective Accounting Change: Stock-based Compensation

We are currently evaluating FASB Statement No. 123(Revised), Share-Based Payment (“Statement No. 123(R)”), which was issued in late 2004. Statement No. 123(R) revises Statement No. 123 by requiring that the cost of stock options, based on the fair value of such options at the date of grant, be recognized in the consolidated financial statements as compensation expense over the service period.

As described in Note B to the Consolidated Financial Statements, in accordance with applicable accounting pronouncements to date, compensation expense has not been recognized for stock options but has been recorded for other forms of stock-based compensation. If compensation expense in 2005 and 2004 had been recognized for stock options and other equity compensation on the fair value method per Statement No. 123, earnings per share (before any cumulative effect adjustment for adopting Statement No. 123(R)), would have been reduced by $0.07 and $0.05 from amounts in the first quarter of 2005 and 2004, respectively. Similarly for the full year 2005, we estimate that earnings per share would be reduced by $0.14, compared with $0.09 in 2004. The pro forma effect in 2005 is greater than 2004 due to (i) a greater number of stock options granted during the first quarter of 2005 resulting from new option participants in VF’s existing and acquired businesses and (ii) the higher fair value of the stock options granted in 2005. Because stock options were granted in the first quarter of each year and with stock option compensation expense recognized at the grant date for retirement-eligible participants, the pro forma expense recognized in the first quarter of each year is a significant portion of the full year pro forma expense; that is, $0.05 for the first quarter of 2004 vs. $0.09 for the 2004 year, compared with $0.07 for the first quarter of 2005 vs. an estimated $0.14 for the 2005 year.

Statement No. 123(R) must be adopted no later than the beginning of the first quarter of 2006, as described in Note B to the Consolidated Financial Statements. Management has not yet determined which method of adoption it will use for the new Statement. At this time, management does not expect to adopt the new rules in 2005 and accordingly does not expect to record any stock option compensation expense in 2005.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our 2004 Form 10-K.

The application of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion in our 2004 Form 10-K. There have been no material changes in these policies.

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

Important factors that could cause the actual results of operations or financial condition of VF to differ include, but are not limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which VF competes; ongoing selling price and cost pressures in the worldwide apparel industry; financial strength and competitive conditions, including consolidation, of our customers and of our suppliers; actions of competitors, customers, suppliers, service providers, licensors and licensees that may impact VF’s business; our ability to make and integrate acquisitions successfully; our ability to achieve expected sales and earnings growth from ongoing businesses and acquisitions; our ability to achieve planned cost savings; terrorist actions; natural disasters; and the impact of economic and political factors in the markets where VF competes or from which VF imports products, such as recession or changes in interest rates, currency exchange rates, price levels, capital market valuations, trade regulation and other factors over which we have no control.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in our 2004 Form 10-K.

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

Changes in internal control over financial reporting:

During VF’s fiscal quarter ended April 2, 2005, VF began outsourcing certain information technology activities to a third party including (i) technical support for certain system hardware and software, (ii) procurement of hardware resources and asset life cycle management, (iii) management of certain service providers and (iv) system and application monitoring. There have been no other changes in VF’s internal control identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.

Part II – Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

		Weighted	Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
January 2 - January 29, 2005	—	—	—	5,320,000
January 30 - February 26, 2005	198,000	$59.32	198,000	5,122,000
February 27 - April 2, 2005	802,000	$59.01	802,000	4,320,000

Total	1,000,000		1,000,000

(1)	VF intends to purchase 1.0 million additional shares during the second quarter of 2005, although the actual number purchased during this period will depend on acquisition opportunities that may arise. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance restricted stock units the number of shares having an aggregate fair market value equal to any federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. 2,220 shares were withheld under the Mid-Term Incentive Plan during February 2005.

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of VF held on April 26, 2005, the following four nominees to the Board of Directors were elected to serve until the 2008 Annual Meeting:

	Votes For	Votes Withheld
Juan Ernesto de Bedout	73,467,886	32,406,087
Ursula O. Fairbairn	73,451,599	32,422,374
Barbara S. Feigin	71,272,477	34,601,496
Mackey J. McDonald	75,827,208	30,046,765

There was one additional proposal as follows:

•	The proposal to ratify the selection of PricewaterhouseCoopers LLP as VF’s independent auditors for the 2005 fiscal year was approved by the shareholders. The vote was 104,763,765 for, 1,033,212 against and 68,396 abstaining.

Item 6 - Exhibits

Exhibit 10.1 – Award Certificate for Restricted Stock Units granted to Mackey J. McDonald

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

Date: May 12, 2005

	By:	/s/ Bradley W. Batten

Bradley W. Batten
Vice President - Controller
(Chief Accounting Officer)