Form 10-Q
period 2005-07-02
V F CORP
filed 2005-08-08
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES ☑ NO ☐
On July 30, 2005, there were 111,653,536 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2005	2004	2005	2004
Net Sales	$1,435,831	$1,269,537	$2,999,474	$2,702,206

Costs and Operating Expenses
Cost of goods sold	841,221	769,708	1,755,645	1,648,101
Marketing, administrative and general expenses	445,813	371,785	909,485	763,796
Royalty income and other	(9,873)	(11,368)	(23,222)	(24,608)
Gain on sale of VF Playwear	—	(10,363)	—	(7,417)

	1,277,161	1,119,762	2,641,908	2,379,872

Operating Income	158,670	149,775	357,566	322,334

Other Income (Expense)
Interest income	2,041	1,914	5,057	3,761
Interest expense	(18,490)	(18,570)	(37,164)	(37,198)
Miscellaneous, net	(137)	(489)	(18)	1,118

	(16,586)	(17,145)	(32,125)	(32,319)

Income Before Income Taxes	142,084	132,630	325,441	290,015

Income Taxes	42,097	42,542	102,586	96,053

Net Income	$99,987	$90,088	$222,855	$193,962

Earnings Per Common Share
Basic	$0.90	$0.82	$2.00	$1.77
Diluted	0.88	0.80	1.95	1.73

Weighted Average Shares Outstanding
Basic	110,254	109,655	111,008	109,192
Diluted	113,277	112,642	114,102	112,078

Cash Dividends Per Common Share	$0.27	$0.26	$0.54	$0.52
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June	December	June
	2005	2004	2004
ASSETS

Current Assets
Cash and equivalents	$249,517	$485,507	$177,382
Accounts receivable, less allowances of:
June 2005 - $63,733; Dec. 2004 - $60,790; June 2004 - $78,011	792,747	751,582	763,013
Inventories:
Finished products	943,890	744,517	852,877
Work in process	91,594	99,669	110,152
Materials and supplies	141,064	129,062	131,091

	1,176,548	973,248	1,094,120

Other current assets	199,363	168,231	148,465

Total current assets	2,418,175	2,378,568	2,182,980

Property, Plant and Equipment	1,544,884	1,539,490	1,578,771
Less accumulated depreciation	985,297	967,236	984,578

	559,587	572,254	594,193

Intangible Assets	754,717	639,520	702,229

Goodwill	1,094,562	1,031,594	970,369

Other Assets	399,511	382,342	368,270

	$5,226,552	$5,004,278	$4,818,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$256,090	$42,830	$271,112
Current portion of long-term debt	301,585	401,232	101,150
Accounts payable	384,757	369,937	379,699
Accrued liabilities	519,005	558,215	443,344

Total current liabilities	1,461,437	1,372,214	1,195,305

Long-term Debt	559,181	556,639	858,569

Other Liabilities	565,579	536,131	525,281

Commitments and Contingencies

Redeemable Preferred Stock	24,626	26,053	27,151

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
June 2005 - 111,094,795; Dec. 2004 - 111,388,353; June 2004 - 109,998,241	111,095	111,388	109,998
Additional paid-in capital	1,162,505	1,087,641	1,030,919
Accumulated other comprehensive income (loss)	(133,028)	(113,071)	(134,759)
Retained earnings	1,475,157	1,427,283	1,205,577

Total common stockholders’ equity	2,615,729	2,513,241	2,211,735

	$5,226,552	$5,004,278	$4,818,041

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June
	2005	2004
Operating Activities
Net income	$222,855	$193,962
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	47,633	47,670
Amortization of intangible assets	7,876	3,405
Other amortization	8,327	7,410
Provision for doubtful accounts	6,475	6,783
Pension funding in excess of expense	(34,638)	(30,146)
Other, net	(8,844)	7,144
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(36,288)	(63,281)
Inventories	(190,535)	(93,804)
Accounts payable	13,673	20,946
Accrued liabilities and other	(3,019)	42,893

Cash provided by operating activities	33,515	142,982

Investing Activities
Capital expenditures	(50,722)	(34,867)
Business acquisitions, net of cash acquired	(211,301)	(614,560)
Software purchases	(9,484)	(4,616)
Sale of VF Playwear business	6,667	4,417
Other, net	12,670	3,860

Cash used by investing activities	(252,170)	(645,766)

Financing Activities
Increase in short-term borrowings	212,525	169,613
Payments on long-term debt	(100,743)	(708)
Purchase of Common Stock	(116,066)	—
Cash dividends paid	(61,309)	(58,011)
Proceeds from issuance of Common Stock	63,805	60,709
Other, net	(191)	(456)

Cash provided (used) by financing activities	(1,979)	171,147

Net Cash Used by Discontinued Operations	—	(3,136)
Effect of Foreign Currency Rate Changes on Cash	(15,356)	(2,630)

Net Change in Cash and Equivalents	(235,990)	(337,403)

Cash and Equivalents — Beginning of Year	485,507	514,785

Cash and Equivalents — End of Period	$249,517	$177,382

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
VF Corporation and its consolidated subsidiaries (“VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal second quarter ends on the Saturday closest to June 30. For presentation purposes herein, all references to periods ended June 2005, December 2004 and June 2004 relate to the fiscal periods ended on July 2, 2005, January 1, 2005 and July 3, 2004, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Similarly, the 2004 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise disclosed) considered necessary for a fair statement of financial position, results of operations and cash flows have been included. Operating results for the three months and the six months ended June 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2004 (“2004 Form 10-K”).
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
FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) modified Opinion No. 25 by (i) requiring that compensation expense be recognized for the fair value of stock options, either in the basic financial statements or disclosed on a pro forma basis in a note to the financial statements, and (ii) changing the measurement of compensation expense for performance-based stock units to a grant date fair value model. VF has elected to continue to recognize and measure compensation expense for stock options and other stock-based compensation in the basic financial statements under Opinion No. 25 and to provide pro forma disclosures of compensation expense recognized on the fair value method under Statement No. 123.
During the first three months of 2005, VF granted options for 2,408,000 shares of common stock at an exercise price equal to the market value of VF common stock on the date of grant, and accordingly, no compensation expense was recognized in the financial statements for these options. VF has historically used the Black-Scholes model in determining the fair value of stock options and the related pro forma expense disclosures. Beginning with stock options granted in the first quarter of 2005, VF began using a lattice valuation model as management believes it results in a more accurate estimate of the options’ fair value. The fair value of the options granted in 2005 was estimated, with the assistance of an independent valuation firm, using the following assumptions: (i) expected dividend yield of 2.2%, (ii) expected volatility ranging from 19.0% to 30.0%, with a weighted average of 22.6%, based on a combination of historical and implied volatility, (iii) risk-free interest rates ranging from 2.8% to 4.1% and (iv) an expected average life of 6.3 years for groups of optionees having different expected exercise behavior. The resulting weighted average fair value of these options at the date of grant was $13.04 per option.
Also during the first quarter of 2005, VF granted 300,400 performance-based restricted stock units and 10,000 other restricted stock units, each having a grant date fair value per unit of $54.80.
The pro forma impact of applying the fair value method of Statement No. 123 for the second quarter and the six months of 2005 and 2004 is as follows:

	Three Months Ended June		Six Months Ended June
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$99,987	$90,088	$222,855	$193,962
Add back employee compensation expense for performance-based restricted stock units and stock grants included in reported net income, net of income taxes	3,955	1,659	7,562	3,032
Less total stock-based employee compensation expense determined under the fair value method, net of income taxes	(7,193)	(3,455)	(18,982)	(11,035)

Pro forma net income	$96,749	$88,292	$211,435	$185,959

Net income per common share:
Basic — as reported	$0.90	$0.82	$2.00	$1.77
Basic — pro forma	0.87	0.80	1.90	1.69

Diluted — as reported	$0.88	$0.80	$1.95	$1.73
Diluted — pro forma	0.85	0.78	1.85	1.66
FASB Statement No. 123(Revised), Share-Based Payment (“Statement No. 123(R)”) was issued in late 2004. This Statement replaces Statement No. 123 and Opinion No. 25. Statement No. 123(R) requires the fair value of all share-based awards to employees, including grants of employee stock options, to be recognized as expense in the financial statements over the requisite service periods of the awards. The pro forma disclosures previously permitted under Statement No. 123 will no longer be an alternative to recognizing compensation expense for stock options in the financial statements. The SEC has issued a rule that amends the effective date of Statement No. 123(R) for publicly held companies such that it must be adopted by VF no later than the first quarter of 2006.
Statement No. 123(R) provides three alternative methods of adoption. VF may elect to recognize compensation expense for options granted prior to but not vested as of the date of adoption, in which case prior periods would remain unchanged and pro forma disclosures would continue to be provided for those periods. If this method were selected, a noncash charge at the date of adoption for the cumulative effect of applying the new rules for all unvested stock options would be recorded. Secondly, VF may elect to restate all prior periods presented by recognizing compensation expense equal to the amounts previously included in the pro forma disclosures. As a third method, VF may elect during 2005 to adopt the new rules retroactive to the beginning of 2005 by recording the cumulative effect of applying the new rules for all unvested stock options at that date and restating all previously reported 2005 interim periods by recognizing compensation expense equal to the amounts previously included in the pro forma disclosures. VF is currently evaluating the transition methods and financial impact of adopting Statement No. 123(R).
Note C — Acquisitions
VF acquired the common stock of Reef Holdings Corporation (“Reef “) on April 14, 2005 for a total cost of $187.2 million, including repayment of short-term working capital borrowings. Reef designs and markets surf-inspired products, including sandals, apparel, shoes and accessories under the Reef® brand. This acquisition is consistent with VF’s strategy of acquiring strong lifestyle brands with superior growth potential to which VF can leverage its significant apparel expertise. In its most recent fiscal year, Reef had sales of $75 million. The purchase price of Reef was allocated to net tangible and intangible assets. Acquired intangible assets consisted primarily of the Reef® trademark, license agreements and customer relationships. While the trademark was assigned an indefinite life, the intangible assets related to the license agreements and customer relationships are being amortized over their estimated useful lives. The excess purchase price was recorded as goodwill and was attributed to expected growth rates and profitability of the acquired company.
VF acquired substantially all of the net assets of Holoubek, Inc. (“Holoubek”) on January 3, 2005 for a total cost of $26.3 million, consisting of $23.8 million in cash and $2.5 million in notes payable over a five-year period. In addition, a maximum of $2.5 million in contingent consideration is payable upon the occurrence of certain events through January 2009. Holoubek has rights to manufacture and market certain apparel products, including t-shirts and fleece, under license from Harley-Davidson Motor Company, Inc. The Holoubek business had sales of $39 million in its most recent fiscal year. The purchase price was allocated to net tangible and intangible assets acquired. The intangible assets acquired consisted of the license agreement and customer relationships, which are being amortized over their estimated useful lives.
During the second quarter of 2004, VF acquired the Vans, Napapijri and Kipling businesses (collectively, the “2004 Acquisitions”). Operating results of Reef and Holoubek (together, the “2005 Acquisitions”) and the 2004 Acquisitions have been included in the consolidated financial statements since their respective dates of acquisition. Unaudited pro forma results of operations for VF are presented below assuming that the 2004 acquisition of Vans had occurred at the beginning of 2004. Pro forma operating results for the Reef, Holoubek, Napapijri and Kipling businesses are not included because these acquisitions are not material to VF’s results of operations.

	Three Months Ended June	Six Months Ended June
(In thousands, except per share amounts)	2004	2004
Net sales	$1,349,939	$2,868,087
Net income	43,486	151,787

Earnings per common share
Basic	$0.39	$1.38
Diluted	0.39	1.35

Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been effected at the date indicated, nor is it necessarily indicative of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.
Activity in the restructuring accruals related to the 2004 Acquisitions is summarized as follows:

		Facilities	Lease and Contract
(In thousands)	Severance	Exit Costs	Terminations	Total
Balance, December 2004	$3,895	$811	$1,417	$6,123
Additional accrual	2,133	1,917	3,787	7,837
Cash payments	(3,706)	(170)	(245)	(4,121)

Balance, June 2005	$2,322	$2,558	$4,959	$9,839

Note D — Intangible Assets

		June 2005			December 2004
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
(Dollars in thousands)	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
License agreements	24 years	$146,925	$12,768	$134,157	$107,280
Customer relationships	22 years	90,718	5,426	85,292	68,508
Other	4 years	12,134	7,536	4,598	5,465

Amortizable intangible assets, net				224,047	181,253

Indefinite-lived intangible assets:
Trademarks and tradenames				530,670	458,267

Intangible assets, net				$754,717	$639,520

*	Amortization of license agreements – accelerated and straight-line methods; customer relationships – accelerated methods; other – straight-line method.
Amortization expense of intangible assets for the second quarter and the first six months of 2005 was $4.2 million and $7.9 million, respectively. Estimated amortization expense for the remainder of 2005 is $8.7 million and for the years 2006 through 2009 is $16.7 million, $16.5 million, $13.4 million and $11.8 million, respectively.

Note E — Goodwill

		Outdoor
		Apparel and	Intimate
(In thousands)	Jeanswear	Equipment	Apparel	Imagewear	Sportswear	Total
Balance, December 2004	$198,620	$444,946	$117,592	$56,246	$214,190	$1,031,594
Adjustments to purchase price allocation	—	6,222	—	—	(494)	5,728
2005 Acquisitions	—	74,000	—	—	—	74,000
Currency translation	(4,582)	(12,112)	—	—	—	(16,694)
Other	—	—	(66)	—	—	(66)

Balance, June 2005	$194,038	$513,056	$117,526	$56,246	$213,696	$1,094,562

Note F — Sale of Businesses
In May 2004, VF sold the trademarks and certain operating assets of its children’s playwear business (“VF Playwear”) for cash and notes totaling $17.1 million. VF retained all inventories and other working capital and continued to ship products through the end of the third quarter of 2004. Under the sale agreement, VF agreed to purchase $150.0 million of branded childrenswear from the purchaser over a 10 year period for sale in VF’s outlet stores.
VF recorded a net gain on disposal of VF Playwear of $10.4 million ($0.06 per diluted share) and $7.4 million ($0.04 per diluted share) in the second quarter and six months of 2004, respectively. VF Playwear contributed sales of $21.8 million and $55.8 million in the respective 2004 periods. VF Playwear had total operating profit (including the net gain on disposition) of $8.0 million and $3.9 million in the respective 2004 periods.
Assets and liabilities of VF Playwear included in the Consolidated Balance Sheets are summarized as follows:

	June	December	June
(In thousands)	2005	2004	2004
Accounts receivable, net	$—	$4,363	$5,482
Inventories	—	—	24,226
Other current assets, primarily deferred income taxes	3,363	4,181	3,585
Property, plant and equipment, net	—	6,249	10,982

	$3,363	$14,793	$44,275

Accounts payable	$—	$—	$7,790

Accrued liabilities	9,058	15,129	10,704

	$9,058	$15,129	$18,494

During the second quarter of 2005, VF sold substantially all remaining assets and entered into sublease agreements for most remaining leased facilities. At June 2005, Accrued Liabilities related primarily to VF’s anticipated remaining obligations on formerly occupied leased facilities.
In the first quarter of 2005, VF contributed its John Varvatos® luxury sportswear business to a new subsidiary, with VF owning an 80% interest and Mr. Varvatos owning 20%.
Note G — Pension Plans
VF’s net periodic pension cost is comprised of the following components:

	Three Months Ended June		Six Months Ended June
(In thousands)	2005	2004	2005	2004
Service cost — benefits earned during the period	$5,135	$5,717	$10,270	$11,037
Interest cost on projected benefit obligations	15,338	14,960	30,676	29,353
Expected return on plan assets	(15,935)	(15,173)	(31,870)	(29,376)
Amortization of:
Prior service cost	870	1,060	1,740	1,841
Actuarial loss	5,366	5,443	10,732	13,671

Net periodic pension cost	$10,774	$12,007	$21,548	$26,526

In the first six months of 2005, VF made a $55.0 million discretionary contribution to its qualified pension plan and made additional contributions totaling $1.2 million to fund benefit payments for the Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $1.7 million of contributions during the remainder of 2005 to fund benefit payments for the SERP.
Note H — Business Segment Information
Financial information for VF’s reportable segments is as follows:

	Three Months Ended June		Six Months Ended June
(In thousands)	2005	2004	2005	2004
Coalition sales:
Jeanswear	$596,606	$586,047	$1,303,327	$1,294,327
Outdoor Apparel and Equipment	296,688	145,737	578,984	270,316
Intimate Apparel	223,016	234,807	450,292	484,227
Imagewear	180,697	173,433	367,865	346,465
Sportswear	127,254	104,728	279,016	246,380
Other	11,570	24,785	19,990	60,491

Net sales	$1,435,831	$1,269,537	$2,999,474	$2,702,206

Coalition profit:
Jeanswear	$93,065	$85,003	$212,274	$207,338
Outdoor Apparel and Equipment	42,438	21,543	74,832	35,445
Intimate Apparel	13,600	35,242	37,128	70,498
Imagewear	24,609	21,233	54,899	43,078
Sportswear	19,270	515	46,171	13,702
Other	(92)	8,590	(639)	4,418

Total coalition profit	192,890	172,126	424,665	374,479

Corporate and other expenses	(34,357)	(22,840)	(67,117)	(51,027)
Interest, net	(16,449)	(16,656)	(32,107)	(33,437)

Income before income taxes	$142,084	$132,630	$325,441	$290,015

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
Note I — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired, of 3,029,627 at June 2005, 1,098,172 at December 2004 and 1,172,188 at June 2004. In addition, 266,942 shares of VF Common Stock at June 2005, 256,088 shares at December 2004 and 245,247 shares at June 2004 were held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Redeemable Preferred Stock, of which 797,611 shares were outstanding at June 2005, 843,814 at December 2004 and 889,904 at June 2004.

Activity in 2005 in the Series B Preferred Stock, Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Preferred	Common	Additional	Retained
(In thousands)	Stock	Stock	Paid-in Capital	Earnings
Balance, December 2004	$26,053	$111,388	$1,087,641	$1,427,283
Net income	—	—	—	222,855
Cash dividends:
Common Stock	—	—	—	(60,455)
Series B Redeemable Preferred Stock	—	—	—	(836)
Conversion of Preferred Stock	(1,427)	74	—	1,353
Purchase of treasury shares	—	(2,000)	—	(114,066)
Stock compensation plans, net	—	1,633	74,864	(977)

Balance, June 2005	$24,626	$111,095	$1,162,505	$1,475,157

Other comprehensive income consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months Ended June		Six Months Ended June
(In thousands)	2005	2004	2005	2004
Net income	$99,987	$90,088	$222,855	$193,962

Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(34,446)	936	(40,634)	(2,848)
Minimum pension liability adjustment, net of income taxes	—	—	—	54,425
Unrealized gains on derivative financial instruments, net of income taxes	10,327	86	15,649	3,577
Unrealized gains (losses) on marketable securities, net of income taxes	1,153	(252)	5,028	(458)

Comprehensive income	$77,021	$90,858	$202,898	$248,658

Accumulated Other Comprehensive Income (Loss) for 2005 is summarized as follows:

	Foreign	Minimum	Derivative
	Currency	Pension	Financial	Marketable
(In thousands)	Translation	Liability	Instruments	Securities	Total
Balance, December 2004	$(1,816)	$(119,138)	$(5,141)	$13,024	$(113,071)
Other comprehensive income (loss)	(40,634)	—	15,649	5,028	(19,957)

Balance, June 2005	$(42,450)	$(119,138)	$10,508	$18,052	$(133,028)

Note J — Earnings Per Share
Earnings per share was computed as follows:

	Three Months Ended June		Six Months Ended June
(In thousands, except per share amounts)	2005	2004	2005	2004
Basic earnings per share:
Net income	$99,987	$90,088	$222,855	$193,962
Less Preferred Stock dividends	415	464	836	941

Income available for Common Stock	$99,572	$89,624	$222,019	$193,021

Weighted average Common Stock outstanding	110,254	109,655	111,008	109,192

Basic earnings per share	$0.90	$0.82	$2.00	$1.77

Diluted earnings per share:
Net income	$99,987	$90,088	$222,855	$193,962

Weighted average Common Stock outstanding	110,254	109,655	111,008	109,192
Effect of dilutive securities:
Preferred Stock	1,277	1,424	1,285	1,445
Stock option and other	1,746	1,563	1,809	1,441

Weighted average Common Stock and dilutive securities outstanding	113,277	112,642	114,102	112,078

Diluted earnings per share	$0.88	$0.80	$1.95	$1.73

Outstanding options to purchase 2.4 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the second quarter and the six months of 2005, respectively, because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 0.9 million shares and 1.3 million shares of Common Stock were excluded for the second quarter and the six months of 2004, respectively.
Note K — Special Items
The second quarter of 2005 included special items, as follows:

	Net Income	Per Diluted Share
	(In millions)
Settlements of income tax matters in foreign jurisdictions	$12.5	$0.11
Tax impact of repatriation of foreign earnings - American Jobs Creation Act	(7.0)	(0.06)
Reduction of accruals related to postemployment benefits in Mexico	9.4	0.08
Capacity alignment actions, primarily in intimate apparel	(7.2)	(0.06)

Total	$7.7	$0.07

VF settled income tax matters in certain foreign jurisdictions, resulting in a reduction of income tax expense in the quarter.
The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains an incentive for the repatriation of foreign earnings during 2005 at an effective income tax rate of 5.25%. During the second quarter of 2005, management adopted a formal Domestic Reinvestment Plan (the “Plan”) to repatriate $226.3 million of foreign earnings (based on current exchange rates), of which $159.5 will qualify for the incentive tax rate under the Act. The estimated tax liability associated with the repatriation is $7.0 million, which was included in income tax expense during the second quarter of 2005. VF has approximately $227 million of additional accumulated foreign earnings that could qualify for repatriation. If VF were to decide to remit some or all of these earnings during 2005, it would result in additional income tax expense ranging up to approximately $18 million. Management will continue to evaluate its unremitted foreign earnings for possible repatriation during 2005.
Also during the second quarter of 2005, VF determined that amounts accrued for postemployment benefits in Mexico were greater than required by local laws. The excess had accumulated over a number of years and was not significant to any prior period. The adjustment of these accruals benefited the quarter by $14.1 million, primarily in the Jeanswear Coalition.
Finally, management made decisions to align capacity with lower sales volume in our Intimate Apparel businesses, resulting in charges that were primarily severance. These charges and the accrual adjustment for postemployment benefits in Mexico discussed above were recorded principally in cost of goods sold.
Note L — Subsequent Events
Subsequent to the end of the second quarter, the VF Board of Directors declared a regular quarterly cash dividend of $0.27 per share, payable on September 19, 2005 to shareholders of record as of the close of business on September 9, 2005.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

Highlights of the second quarter included:
•	Sales, net income and earnings per share for the second quarter were each at record levels.
•	We completed the acquisition of the common stock of Reef Holdings Corporation (“Reef”) on April 14, 2005 for a cash purchase price of $187.2 million, including repayment of short-term working capital borrowings. Based in San Diego, California, Reef is a designer and marketer of premium surf-inspired footwear and apparel under the Reef® brand. Reef had sales of $75 million in 2004 and is on track for another year of double-digit growth in 2005. Reef is expected to contribute $50 million to 2005 sales, be neutral to earnings per share in 2005 and be accretive to earnings per share in 2006. Reef, along with our January 2005 acquisition of substantially all of the net assets of Holoubek, Inc. (“Holoubek”), are together referred to as the “2005 Acquisitions.”
•	Net sales increased 13% to $1,435.8 million. Sales growth was achieved in most of our existing businesses. The quarter also included first-time sales of the Vans, Napapijri and Kipling businesses, each of which was acquired near the end of the second quarter of 2004 (collectively, the “2004 Acquisitions”). These acquisitions, together with the 2005 Acquisitions, are referred to as the “2005 and 2004 Acquisitions.”
•	Net income increased 11% to $100.0 million, and earnings per share increased 10% to $0.88. (All per share amounts are presented on a diluted basis.) These increases resulted from profit contributions from the 2005 and 2004 Acquisitions and improved operating performance in most existing businesses, plus certain special items discussed below.
•	We announced broad-based organizational changes with a more streamlined leadership structure designed to support VF’s long-term growth plan. This new structure consolidated our branded jeanswear, outdoor products, intimate apparel and sportswear businesses under the leadership of one senior executive to support organic growth in our brands across different product categories. The organization changes also centralized our supply chain functions under the leadership of one senior executive, who will also have responsibility for our imagewear business. The change will help VF leverage its best practices and drive increased speed, flexibility and efficiency in its global supply chain functions.
Analysis of Results of Operations
Consolidated Statements of Income
Operating results in the second quarter of both 2005 and 2004 included several special items, as described below:
2005 quarter:
•	We settled income tax matters in certain foreign jurisdictions, resulting in a reduction of income tax expense of $12.5 million ($0.11 per share).
•	The decision was made to repatriate foreign earnings pursuant to the American Jobs Creation Act of 2004, resulting in an additional income tax expense of $7.0 million ($0.06 per share).
•	We determined that amounts accrued for postemployment benefits in Mexico were greater than required by local laws. The excess had accumulated over a number of years and was not significant to any prior period. The adjustment of these accruals benefited the quarter by $14.1 million ($0.08 per share), primarily in the Jeanswear Coalition.
•	We made decisions to align capacity with lower sales volume, resulting primarily in severance charges in the Intimate Apparel businesses. These decisions resulted in charges totaling $10.9 million ($0.06 per share).

2004 quarter:
•	The VF Playwear business was sold, resulting in a pretax gain of $10.4 million. Including an operating loss incurred during this transitional period, the net benefit of the Playwear exit was $8.0 million ($0.04 per share) to operating results in the quarter.
The following table presents a summary of the changes in our Net Sales from 2004:

	Second Quarter	Six Months
	2005 Compared	2005 Compared
(In millions)	with 2004	with 2004
Net sales — prior year	$1,270	$2,702
Existing businesses	32	41
Acquisitions in prior year (to anniversary date)	120	266
Acquisitions in current year	36	46
Disposition of VF Playwear	(22)	(56)

Net sales — current year	$1,436	$2,999

The increase in net sales in the second quarter and first half of 2005 was due primarily to sales of the Vans, Kipling and Napapijri businesses, each of which was acquired late in the second quarter of 2004. These businesses (prior to the 2005 anniversary dates of their acquisition), along with the 2005 Acquisitions, added $156 million to sales during the 2005 quarter and $312 million during the first half of 2005. Growth in our existing businesses was partially offset by a decline in sales in our Intimate Apparel businesses. In addition, the prior year’s quarter and six month periods included $22 million and $56 million, respectively, of sales of our VF Playwear business, which was sold in May 2004. Additional details on sales are provided in the section titled “Information by Business Segment.”
During 2004, approximately 23% of net sales were in international markets. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its international business (primarily the European euro countries) improved sales comparisons by $13 million and $36 million in the 2005 quarter and six month periods, respectively, relative to 2004. The weighted average translation rate for the euro was $1.30 per euro during the first half of 2005, compared with $1.23 during the first half of 2004. The U.S. dollar has strengthened in recent months, resulting in a translation rate of $1.20 per euro at the end of June 2005. Since the weighted average translation rate was $1.24 per euro during the second half of 2004, reported sales for the remainder of 2005 may be negatively impacted compared with 2004.
The following table presents the percentage relationship to Net Sales for components of our Consolidated Statements of Income:

	Three Months Ended June		Six Months Ended June
	2005	2004	2005	2004
Gross margin (net sales less cost of goods sold)	41.4%	39.4%	41.5%	39.0%

Marketing, administrative and general expenses	(31.0)	(29.3)	(30.3)	(28.3)
Royalty income and other	0.7	0.9	0.7	0.9
Gain on sale of VF Playwear	—	0.8	—	0.3

Operating income	11.1%	11.8%	11.9%	11.9%

Gross margin as a percentage of sales increased 2.0% in the second quarter and 2.5% in the first half of 2005. Of those increases, 1.1% in the quarter and 1.6% in the first half was due to the changing mix of our existing businesses, including strong sales growth in our higher margin businesses such as our outdoor and sportswear businesses. The remainder of the increase in gross margin as a percent of sales in both periods related to the higher than average gross margins earned by our 2005 and 2004 Acquisitions.
Marketing, Administrative and General Expenses as a percentage of sales increased 1.7% in the quarter and 2.0% in the first six months of 2005. These increases were due primarily to changes in the mix of our businesses, with a larger portion of sales coming from businesses having a higher expense percentage, including our 2004 Acquisitions. In addition, 2005 included higher spending related to growth initiatives and increased advertising expense.
Royalty Income and Other declined slightly in both 2005 periods as we are transitioning some Sportswear Coalition licensing agreements to new licensing partners.
Gain on Sale of VF Playwear includes the gain on sale of this business of $10.4 million in the second quarter of 2004, bringing the net gain for the first half of 2004 to $7.4 million. See Note F to the consolidated financial statements for additional information on VF Playwear.
Net Interest Expense declined slightly in the quarter and by $1.3 million in the first six months of 2005 from the 2004 amounts, primarily due to higher Interest Income. Average interest-bearing debt outstanding totaled $1,014 million for the first half of 2005 and $997 million for the comparable 2004 period. The weighted average interest rate on outstanding debt was 7.2% for the first half of 2005 and 7.3% for the first half of 2004.
The effective income tax rate was 29.6% in the quarter and 31.5% in the first half of 2005, compared with 32.1% and 33.1% in the comparable periods of 2004. The effective income tax rate declined in 2005 due to the $12.5 million benefit from the favorable resolution of income tax issues in certain foreign jurisdictions in the second quarter, offset in part by incremental income taxes of $7.0 million from repatriation of foreign earnings under the American Jobs Creation Act of 2004 (see Note K to the Consolidated Financial Statements). In addition, there was increased income in international jurisdictions in 2005 taxed at lower rates.
Net income was $100.0 million ($0.88 per share) in the second quarter of 2005, compared with $90.1 million ($0.80 per share) in 2004. For the first six months of 2005, net income was $222.9 million ($1.95 per share), compared with $194.0 million ($1.73 per share) in 2004. Net income increased 11% in the quarter and 15% in the first half of 2005, while earnings per share increased 10% and 13%, respectively, reflecting a larger number of shares outstanding in 2005 due to stock option exercises, net of purchases of treasury stock. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar had a $0.03 favorable impact on earnings per share in the first half of 2005 compared with the prior year period. During the second quarter, the impact was less than $0.01 per share. The 2005 and 2004 Acquisitions added an incremental $0.08 per share to the second quarter 2005 operating results and $0.18 per share to the first half 2005 results vs. their respective 2004 contributions.
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
The following table presents a summary of the changes in our Net Sales by coalition for the second quarter and six months of 2005:

	Second Quarter
		Outdoor
		Apparel and	Intimate
(In millions)	Jeanswear	Equipment	Apparel	Imagewear	Sportswear	Other
Net sales - 2004	$586	$146	$235	$173	$105	$25
Existing businesses	11	13	(16)	(3)	19	8
Acquisitions in prior year	—	113	4	—	3	—
Acquisitions in current year	—	25	—	11	—	—
Disposition of VF Playwear	—	—	—	—	—	(22)

Net sales - 2005	$597	$297	$223	$181	$127	$11

	Six Months
		Outdoor
		Apparel and	Intimate
(In millions)	Jeanswear	Equipment	Apparel	Imagewear	Sportswear	Other
Net sales - 2004	$1,294	$270	$484	$346	$247	$61
Existing businesses	9	30	(39)	1	25	15
Acquisitions in prior year	—	254	5	—	7	—
Acquisitions in current year	—	25	—	21	—	—
Disposition of VF Playwear	—	—	—	—	—	(56)

Net sales - 2005	$1,303	$579	$450	$368	$279	$20

Jeanswear:
Overall Jeanswear Coalition Sales increased 2% in the second quarter of 2005, with a 1% increase in domestic jeanswear sales due to unit volume increases and a 4% increase in international jeanswear sales due to favorable foreign currency exchange rates. For the first half of 2005, total jeanswear coalition sales increased 1%, with a 2% decline in domestic jeanswear sales due to a reduction in unit sales of Lee® branded women’s products offset by a 7% increase in international jeanswear sales due to unit volume growth in Asia, Canada and South America and favorable foreign currency translation. In international markets, $9 million of the sales increase in the quarter and $22 million of the increase in the half resulted from foreign currency translation relative to the prior year periods.
Jeanswear Coalition Profit increased in both the quarter and the first half of 2005 due primarily to the favorable adjustment of accruals for postemployment benefits in Mexico during the second quarter, as discussed under Consolidated Statements of Income.
Outdoor Apparel and Equipment:
The acquisition of the Reef® brand in 2005, along with the acquisitions of the Vans, Napapijri, and Kipling businesses in 2004, collectively contributed $138 million to second quarter 2005 sales and $279 million to first half 2005 Outdoor Coalition sales. Sales in existing businesses increased in 2005, with unit volume increases at The North Face resulting from strong consumer demand for its products in the United States and internationally. In addition, 2005 sales benefited from $2 million of favorable foreign currency translation effects in the quarter and $9 million in the first half.
Coalition Profit increased 97% in the quarter and more than doubled in the first half over the prior year periods, with a large portion of the increases in both periods coming from the 2005 and 2004 Acquisitions.
Intimate Apparel:
Intimate apparel sales declined 5% in the quarter and 7% in the first half of 2005 due to unit volume declines in our private label and department store businesses in the United States and in our European business. Private label sales declined in 2005 compared with 2004 because 2004 included a launch of a major new product line with a private label specialty store customer that was not repeated in 2005. Foreign currency translation benefited the 2005 quarter and first half by $3 million and $5 million, respectively, relative to the prior year periods.
Coalition Profit decreased 61% in the quarter and 47% in the first half of 2005. The decline in Coalition Profit in both periods was primarily due to the lower sales and the resulting impact of higher costs related to unused manufacturing capacity and low overhead absorption. In addition, the second quarter of 2005 included charges of $9.3 million related to aligning manufacturing capacity and expense levels with current volume requirements. Comparisons in the second half of the year are expected to improve relative to the first half.
Imagewear:
Coalition Sales increased 4% in the second quarter and 6% in the first half of 2005, including sales of $11 million and $21 million, respectively, from the Holoubek business acquired on January 3, 2005. Sales in our activewear and licensed sports business and sales in our industrial and career occupational apparel business were about flat in both 2005 periods compared with 2004.
Coalition Profit increased 16% in the quarter and 27% in the first half of 2005 due to lower product costs and improved operating efficiencies.
Sportswear:
This coalition consists of our Nautica® lifestyle brand, John Varvatos® luxury apparel and Kipling® brand in North America. Sportswear coalition sales increased 22% in the quarter and 13% in the first half of 2005, with contributions from each of these business units.

Coalition Profit increased sharply in both 2005 periods. This improvement was led by Nautica with improved performance of our products at our retail customers resulting in lower markdowns and returns, particularly in our men’s sportswear business. In addition, reduced operating expenses and savings from restructuring actions taken in 2004 contributed to the improvement.
The comparisons of Coalition Sales and Coalition Profit were also impacted by a $7.2 million accounting adjustment in the second quarter of 2004 related to the acquisition of Nautica.
Other:
The Other business segment consists of our VF Outlet business. VF Outlet’s retail sales and profit of non-VF products are reported in this business segment, while VF Outlet’s retail sales and profit of VF products are reported as part of the operating results of the respective coalitions.
In prior years, this business segment also included the VF Playwear business. Trademarks and certain operating assets of VF Playwear were sold in May 2004. Accordingly, segment profit was $8.0 million in that quarter and $3.9 million in the six months, including the $10.4 million gain on disposal of those assets. Inventories and other retained operating assets have been liquidated. See Note F to the Consolidated Financial Statements.
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
Corporate and Other Expenses consists of corporate and similar costs that are not apportioned to the operating coalitions. Included are certain information systems costs, corporate headquarters’ costs, trademark maintenance and enforcement costs and miscellaneous consolidating adjustments. Corporate and Other Expenses increased in 2005 due to additional corporate staff positions, consulting and other costs incurred to drive growth for VF.
Analysis of Financial Condition
Balance Sheets
Accounts Receivable increased at June 2005 over the prior year date due to the 2005 Acquisitions. Balances in the existing businesses declined slightly from the prior year level, despite higher 2005 sales, due to a decline in the number of days’ sales outstanding in 2005. Receivables are higher at June 2005 than at the end of 2004 due to seasonal sales patterns and the 2005 Acquisitions.
Inventories increased $82.4 million over the level at June 2004, with $23.6 million of the increase due to the 2005 Acquisitions. The June 2005 inventory level increased 5% for those businesses existing at June 2004 due to increasing sales expectations in most businesses. Inventory levels at June 2005 increased from December 2004 due to the 2005 Acquisitions and the higher seasonal requirements of the existing businesses.
Other Current Assets increased at June 2005 from the levels at December 2004 and June 2004 due to increases in deferred income taxes, VAT receivables and unrealized gains on hedging contracts.
The decline in Property, Plant and Equipment from June 2004 to June 2005 resulted from capital spending plus assets acquired as part of the acquisitions being less than depreciation expense and asset sales.

Intangible Assets and Goodwill each increased from December 2004 to June 2005 due to the 2005 Acquisitions. Goodwill increased from June 2004 to December 2004 by approximately the same amount that Intangible Assets declined during that period. The amounts assigned to Intangible Assets at June 2004 in the preliminary purchase price allocation of the 2004 Acquisitions was finalized during the third quarter of 2004 based on information from an independent valuation firm. This information resulted in a decrease in Intangible Assets and a corresponding increase in Goodwill. See Notes C, D and E to the Consolidated Financial Statements.
Short-term Borrowings at June 2005 included $217.0 million of domestic commercial paper borrowings, while borrowings at June 2004 included $193.7 million of domestic commercial paper borrowings and $41.8 million of deferred purchase price payable related to the 2004 Acquisitions. There were no commercial paper borrowings at December 2004. The remainder at all three balance sheet dates related primarily to foreign borrowings.
The increase in Accrued Liabilities from June 2004 to June 2005 was due primarily to growth in our existing businesses, along with the 2005 Acquisitions. The decline from December 2004 related to payment of the $55.0 million pension contribution that had been accrued as the current portion of the minimum pension liability.
Total Long-term Debt declined due to repayment of $100.0 million of 6.75% notes due in June 2005. The Current Portion of Long-term Debt at the end of June 2005 includes $300.0 million of 8.10% notes due on October 1, 2005.
Other Liabilities increased from December 2004 due to an increase of $37.3 million in deferred income taxes related primarily to Intangible Assets from the Reef acquisition. Other increases from June 2004 related to additional amounts of compensation elected to be deferred under an employee savings plan and other growth-related factors in the businesses.
Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	June	December	June
(Dollars in millions)	2005	2004	2004
Working capital	$956.7	$1,006.4	$987.7

Current ratio	1.7 to 1	1.7 to 1	1.8 to 1

Debt to total capital ratio	29.9%	28.4%	35.8%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 24.9% at June 2005.
On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of operating income and controlling investments in inventories and other working capital components. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period. Cash provided by operating activities was $33.5 million for the first half of 2005, compared with a significantly higher than normal amount of $143.0 million in the first half of 2004. Net Income increased significantly in the first half of 2005, compared with the 2004 period. However, the net change in working capital components during 2005 was a usage of funds of $216.2 million, compared with a usage of $93.2 million in the 2004 period. The major reasons for the increased cash usage for working capital between the two periods were (i) a net change in cash outflows for Inventories of $96.7 million, as the increase in inventories in the first half of 2005 exceeded the lower than normal increase in the first half of 2004, and (ii) a net increase in cash outflows for accrued compensation (i.e., a component of Accrued Liabilities) of $39.3 million, primarily due to higher incentive compensation earned in 2004 (paid in early 2005), compared with lower amounts earned in 2003 (paid in early 2004).
In addition to cash flow from operating activities, VF’s liquidity requirements are supported by a $750.0 million unsecured committed bank facility. This bank facility, which expires in September 2008, supports a $750.0 million commercial paper program. Any issuance of commercial paper would reduce the amount available under the bank facility. At the end of June 2005, $738.3 million was available for borrowing under the credit agreement, with $11.7 million of standby letters of credit issued under the agreement. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.
The principal investing activities in the first half of 2005 related to the 2005 Acquisitions, which have been funded by a combination of available cash balances and commercial paper borrowings. For the full year, we expect that capital spending could reach $125 million and will be funded by operating cash flows.
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
During the first half of 2005, VF purchased 2.0 million shares of its Common Stock in open market transactions at a cost of $116.1 million (average price of $58.03 per share). There were no share repurchases during 2004. Under its current authorization from the Board of Directors, VF may purchase an additional 3.3 million shares. Our current intent is to repurchase an additional 2.0 million shares during the second half of 2005 to reduce the impact of dilution caused by exercises of stock options. However, the actual number purchased during 2005 may vary depending on funding required to support business acquisition opportunities.
Management’s Discussion in our 2004 Form 10-K provided a table summarizing VF’s fixed obligations at the end of 2004 that would require the use of funds. Since the filing of our 2004 Form 10-K, there have been no material changes, except as stated below, relating to VF’s fixed obligations that require the use of funds or other financial commitments that may require the use of funds:
•	Short-term inventory purchase obligations represent commitments to purchase raw materials, sewing labor and finished goods in the ordinary course of business. The total of these inventory purchase obligations increased by approximately $70 million at the end of the second quarter, compared with the 2004 year-end, due to the higher sales expectations in succeeding months.
•	$100.0 million of long-term debt was paid at its due date in June 2005.

Management believes that VF’s cash balances and funds provided by operating activities, as well as unused committed bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise. Specifically, we believe VF has adequate liquidity to repay the $300.0 million of long-term debt obligations due in October 2005.
We currently intend to repatriate to the United States $226.3 million of foreign earnings during the balance of 2005, of which $159.5 million will qualify for the incentive income tax rate under the American Jobs Creation Act of 2004 (see Note K to the Consolidated Financial Statements). Management intends to fund the qualifying dividend payments to the United States through existing foreign cash balances, plus cash to be generated over the balance of the year and approximately $90 million of foreign short-term borrowings. VF has approximately $227 million of additional accumulated foreign earnings that could qualify for repatriation, resulting in additional income tax expense of approximately $18 million if remitted. Management is continuing to evaluate its unremitted foreign earnings.
We do not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.
Prospective Accounting Change: Stock-based Compensation
We are currently evaluating the alternative methods of adopting FASB Statement No. 123(Revised), Share-Based Payment (“Statement No. 123(R)”), which was issued in late 2004. Statement No. 123(R) replaces Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) requires that the cost of stock options, based on the fair value of such options at the date of grant, be recognized in the consolidated financial statements as compensation expense over the requisite service period and also changes the method of expense recognition for performance-based restricted stock units.
As described in Note B to the Consolidated Financial Statements, in accordance with applicable accounting pronouncements to date, compensation expense has not been recognized for stock options but has been recorded for other forms of stock-based compensation. If compensation expense in 2005 and 2004 had been recognized for stock options and other equity compensation on the fair value method per Statement No. 123, earnings per share (before any cumulative effect adjustment) would have been reduced by $0.03 and $0.02 from amounts in the second quarter of 2005 and 2004, respectively, and by $0.10 and $0.07 for the first six months of 2005 and 2004, respectively. Similarly for the full year 2005, we estimate that earnings per share would be reduced by $0.14, compared with $0.09 in 2004. The pro forma effect in 2005 is greater than 2004 due to (i) a greater number of stock options granted during the first quarter of 2005 resulting from new option plan participants in acquired businesses and (ii) the higher fair value of the stock options granted in 2005 due to the higher VF stock price. Because stock options were granted in the first quarter of each year and because stock option compensation expense is recognized at the grant date for retirement-eligible participants, the pro forma expense recognized in the first quarter of each year is a higher portion of the full year pro forma expense. Accordingly, the pro forma expense was $0.05 per share for the first quarter of 2004 vs. $0.09 for the 2004 year, compared with $0.07 per share for the first quarter of 2005 vs. an estimated $0.14 for the 2005 year.
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
VF has controls and procedures in place for the gathering and reporting of business, financial and other information included in SEC filings. To centralize and formalize this process, VF has a Disclosure Committee comprised of various members of management. Under the supervision of our Chief Executive

Officer and Chief Financial Officer, this Committee has evaluated the effectiveness of the disclosure controls and procedures at VF and its subsidiaries as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the Evaluation Date that such controls and procedures were operating effectively.
Changes in internal control over financial reporting:
During VF’s fiscal quarter ended July 2, 2005, VF’s intimate apparel business implemented certain applications in connection with the ongoing company-wide common systems initiative. Internal controls over these applications were designed to ensure that such controls remain effective as they relate to the reliability of financial reporting and the fair presentation of our consolidated financial statements.
There have been no other changes in VF’s internal control identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.
Part II – Other Information
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

			Total Number of Shares
			Purchased as Part of	Maximum Number of
		Weighted	Publicly Announced	Shares that May Yet Be
	Total Number of	Average Price	Plans	Purchased Under the
Fiscal Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
April 3 - April 30, 2005	—	—	—	4,320,000
May 1 - May 28, 2005	500,000	$56.22	500,000	3,820,000
May 29 - July 2, 2005	500,000	$57.76	500,000	3,320,000

Total	1,000,000		1,000,000

(1) VF intends to purchase 2.0 million additional shares during the second half of 2005, although the actual number purchased during this period will depend on acquisition opportunities that may arise.
Item 6 — Exhibits
Exhibit 10.1 – Agreement with Terry L. Lay, former Vice President of VF Corporation

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
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)

Date: August 8, 2005