Form 10-Q
period 2005-10-01
V F CORP
filed 2005-11-08
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES ☐ NO ☑
On October 29, 2005, there were 111,176,763 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2005	2004	2005	2004
Net Sales	$1,803,064	$1,792,569	$4,802,538	$4,494,775

Costs and Operating Expenses
Cost of goods sold	1,055,064	1,072,741	2,810,709	2,720,842
Marketing, administrative and general expenses	470,753	466,197	1,380,238	1,229,993
Royalty income and other	(15,218)	(12,751)	(38,440)	(37,359)
Loss on sale of VF Playwear	—	14,978	—	7,561

	1,510,599	1,541,165	4,152,507	3,921,037

Operating Income	292,465	251,404	650,031	573,738

Other Income (Expense)
Interest income	1,402	1,087	6,459	4,848
Interest expense	(19,357)	(19,822)	(56,521)	(57,020)
Miscellaneous, net	819	838	801	1,956

	(17,136)	(17,897)	(49,261)	(50,216)

Income Before Income Taxes	275,329	233,507	600,770	523,522

Income Taxes	93,464	78,070	196,050	174,123

Net Income	$181,865	$155,437	$404,720	$349,399

Earnings Per Common Share
Basic	$1.63	$1.41	$3.63	$3.18
Diluted	1.59	1.38	3.55	3.11

Weighted Average Shares Outstanding
Basic	111,114	110,149	111,043	109,511
Diluted	114,099	113,034	114,099	112,232

Cash Dividends Per Common Share	$0.27	$0.26	$0.81	$0.78
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September	December	September
	2005	2004	2004
ASSETS

Current Assets
Cash and equivalents	$215,549	$485,507	$182,007
Accounts receivable, less allowances of:
Sept. 2005 - $63,614; Dec. 2004 - $60,790; Sept. 2004 - $81,672	950,649	751,582	923,610
Inventories:
Finished products	952,760	744,517	832,165
Work in process	87,820	99,669	96,239
Materials and supplies	128,742	129,062	124,372

	1,169,322	973,248	1,052,776

Other current assets	199,464	168,231	156,103

Total current assets	2,534,984	2,378,568	2,314,496

Property, Plant and Equipment	1,535,247	1,539,490	1,573,320
Less accumulated depreciation	978,079	967,236	998,052

	557,168	572,254	575,268

Intangible Assets	749,997	639,520	631,266

Goodwill	1,095,146	1,031,594	1,023,422

Other Assets	404,481	382,342	382,208

	$5,341,776	$5,004,278	$4,926,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$181,017	$42,830	$149,342
Current portion of long-term debt	333,665	401,232	401,078
Accounts payable	356,438	369,937	347,214
Accrued liabilities	602,113	558,215	544,971

Total current liabilities	1,473,233	1,372,214	1,442,605

Long-term Debt	527,511	556,639	557,099

Other Liabilities	580,722	536,131	537,363

Commitments and Contingencies

Redeemable Preferred Stock	24,083	26,053	26,702

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
Sept. 2005 - 110,886,655; Dec. 2004 - 111,388,353; Sept. 2004 - 110,488,786	110,887	111,388	110,489
Additional paid-in capital	1,196,286	1,087,641	1,049,327
Accumulated other comprehensive income (loss)	(140,607)	(113,071)	(129,346)
Retained earnings	1,569,661	1,427,283	1,332,421

Total common stockholders’ equity	2,736,227	2,513,241	2,362,891

	$5,341,776	$5,004,278	$4,926,660

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September
	2005	2004
Operating Activities
Net income	$404,720	$349,399
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	72,348	81,686
Amortization of intangible assets	12,111	12,101
Other amortization	12,203	11,061
Provision for doubtful accounts	9,602	11,126
Pension funding in excess of expense	(24,536)	(10,912)
Other, net	(8,210)	(924)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(199,095)	(223,879)
Inventories	(179,913)	(56,695)
Other current assets	(24,022)	2,013
Accounts payable	(16,094)	(12,535)
Accrued liabilities and other	98,962	135,888

Cash provided by operating activities	158,076	298,329

Investing Activities
Capital expenditures	(75,864)	(52,204)
Business acquisitions, net of cash acquired	(212,286)	(629,258)
Software purchases	(13,008)	(8,139)
Sale of VF Playwear business	6,667	4,517
Other, net	18,528	8,894

Cash used by investing activities	(275,963)	(676,190)

Financing Activities
Increase in short-term borrowings	136,464	61,634
Payments on long-term debt	(101,189)	(2,832)
Purchase of Common Stock	(175,136)	—
Cash dividends paid	(91,757)	(87,222)
Proceeds from issuance of Common Stock	92,751	77,973
Other, net	(181)	(456)

Cash provided (used) by financing activities	(139,048)	49,097

Net Cash Used by Discontinued Operations	—	(3,320)
Effect of Foreign Currency Rate Changes on Cash	(13,023)	(694)

Net Change in Cash and Equivalents	(269,958)	(332,778)

Cash and Equivalents — Beginning of Year	485,507	514,785

Cash and Equivalents — End of Period	$215,549	$182,007

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
VF Corporation and its consolidated subsidiaries (“VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal third quarter ends on the Saturday closest to September 30. For presentation purposes herein, all references to periods ended September 2005, December 2004 and September 2004 relate to the fiscal periods ended on October 1, 2005, January 1, 2005 and October 2, 2004, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Similarly, the 2004 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months and the nine months ended September 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2004 (“2004 Form 10-K”).
Certain prior year amounts have been reclassified to conform with the 2005 presentation.
Note B — Stock-based Compensation
Stock-based compensation is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). For stock option grants, compensation expense is not required in the financial statements under this standard because all options have an exercise price equal to the market value of the underlying common stock at the date of grant. For grants of performance-based restricted stock units, compensation expense equal to the market value of the shares expected to be issued is recognized over the three year performance period being measured. For grants of restricted stock and restricted stock units that are not performance-based, compensation expense equal to the market value of the shares at the date of grant is recognized over the service period.
FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) modified Opinion 25 by (i) requiring that compensation expense be recognized for the fair value of stock options, either in the basic financial statements or disclosed on a pro forma basis in a note to the financial statements, and (ii) changing the measurement of compensation expense for performance-based restricted stock units to a grant date fair value model. VF has elected to provide pro forma disclosures of compensation expense recognized on the fair value method under Statement 123 and, as permitted under Statement 123, to continue to recognize and measure compensation expense for stock options and other stock-based compensation in the basic financial statements under Opinion 25.
During the first quarter of 2005, VF granted options for 2,408,000 shares of common stock at an exercise price equal to the market value of VF Common Stock on the date of grant, and accordingly, no compensation expense was recognized in the financial statements for these options. VF has historically used the Black-Scholes model in determining the fair value of stock options and the related pro forma expense disclosures.

Beginning with stock options granted in 2005, the fair value on the date of grant for each option award (or each vesting period for awards having multiple vesting periods) was estimated using a lattice option-pricing valuation model. Management believes this model results in a more accurate estimate of the options’ fair value as it incorporates a range of assumptions for inputs between the grant date and the date of expiration. The fair value of the options granted in 2005 was estimated, with the assistance of an independent valuation firm, using the following assumptions: (i) expected volatility ranging from 19.0% to 30.0%, with a weighted average of 22.6%, based on a combination of historical and implied volatility, (ii) an expected average life ranging from 5.3 years to 7.6 years, based on different expected exercise behavior for the various groups of optionees, (iii) expected dividend yield of 2.2% and (iv) risk-free interest rates ranging from 2.8% to 4.1%. The resulting weighted average fair value of these options at the date of grant was $13.04 per option.
Also during the first quarter of 2005, VF granted 300,400 performance-based restricted stock units and 10,000 other restricted stock units, each having a grant date fair value per unit of $54.80.
The pro forma impact of applying the fair value method of Statement 123 for the third quarter and the nine months of 2005 and 2004 is as follows:

	Three Months Ended September		Nine Months Ended September
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$181,865	$155,437	$404,720	$349,399
Add back employee compensation expense for restricted stock units and stock grants included in reported net income, net of income taxes	3,255	464	10,817	3,497
Less total stock-based employee compensation expense determined under the fair value method, net of income taxes	(5,490)	(2,466)	(24,472)	(13,502)

Pro forma net income	$179,630	$153,435	$391,065	$339,394

Net income per common share:
Basic — as reported	$1.63	$1.41	$3.63	$3.18
Basic — pro forma	1.61	1.39	3.51	3.08

Diluted — as reported	$1.59	$1.38	$3.55	$3.11
Diluted — pro forma	1.57	1.36	3.43	3.02
FASB Statement No. 123(Revised), Share-Based Payment (“Statement 123(R)”) was issued in late 2004. This Statement replaces Statement 123 and Opinion 25. Statement 123(R) requires the fair value of all share-based payments, including grants of stock options, to be recognized as expense in the financial statements over the requisite service periods of the awards. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to recognizing compensation expense for stock options in the financial statements.
Statement 123(R) must be adopted by VF no later than the first quarter of 2006. Statement 123(R) provides three alternative methods of adoption. VF may elect to recognize compensation expense as of the beginning of 2006 for options granted prior to but not vested as of the date of adoption, in which case prior periods would remain unchanged and pro forma disclosures would continue to be provided for those periods. If this method were selected, a noncash charge at the date of adoption for the cumulative effect of applying the new rules for all unvested stock options would be recorded. Secondly, VF may elect to restate all prior periods presented by recognizing compensation expense equal to the amounts previously included in the pro forma disclosures. As a third method, VF may elect during 2005 to adopt the new rules retroactive to the beginning of 2005 by recording the cumulative effect of applying the new rules for all unvested stock options at that date and restating all previously reported 2005 interim periods by recognizing compensation expense equal to the amounts previously included in the pro forma disclosures. VF is currently evaluating the transition methods and financial impact of adopting Statement 123(R).
Note C — Acquisitions
VF acquired the common stock of Reef Holdings Corporation (“Reef”) on April 14, 2005 for a total cost of $187.7 million, including repayment of short-term working capital borrowings. Reef designs and markets surf-inspired products, including sandals, apparel, shoes and accessories under the Reef® brand. This acquisition is consistent with VF’s strategy of acquiring strong lifestyle brands with superior growth potential. In its most recent fiscal year, Reef had sales of $75 million. The purchase price of Reef was allocated to net tangible and intangible assets. Acquired intangible assets consisted primarily of the Reef® trademark, license agreements and customer relationships. While the trademark was assigned an indefinite life, the intangible assets related to the license agreements and customer relationships are being amortized over their estimated useful lives. The excess purchase price was recorded as goodwill and was attributed to expected growth rates and profitability of the acquired company.
VF acquired substantially all of the net assets of Holoubek, Inc. (“Holoubek”) on January 3, 2005 for a total cost of $26.3 million, consisting of $23.8 million in cash and $2.5 million in notes payable over a five-year period. In addition, a maximum of $2.5 million in contingent consideration is payable upon the occurrence of certain events through January 2009. Holoubek has rights to manufacture and market certain apparel products, including t-shirts and fleece, under license from Harley-Davidson Motor Company, Inc. The Holoubek business had sales of $39 million in its most recent fiscal year. The purchase price was allocated to net tangible and intangible assets acquired. The intangible assets acquired consisted of the license agreement and customer relationships, which are being amortized over their estimated useful lives. None of the purchase price was allocated to goodwill.
During the second quarter of 2004, VF acquired the Vans, Napapijri and Kipling businesses (collectively, the “2004 Acquisitions”). Operating results of Reef and Holoubek (together, the “2005 Acquisitions”) and the 2004 Acquisitions have been included in the consolidated financial statements since their respective dates of acquisition. Unaudited pro forma results of operations for VF are presented below assuming that the acquisition of Vans on June 30, 2004 had occurred at the beginning of 2004. Pro forma operating results for the Reef, Holoubek, Napapijri and Kipling businesses are not included because these acquisitions are not individually material to VF’s results of operations in the periods in which the business combination occurred.

Nine Months Ended
(In thousands, except per share amounts)	September 2004
Net sales	$4,660,656
Net income	307,224

Earnings per common share
Basic	$2.79
Diluted	2.74

Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been effected at the date indicated, nor is it necessarily indicative of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.
Activity in the restructuring accruals related to the 2004 Acquisitions is summarized as follows:

		Facilities	Lease and Contract
(In thousands)	Severance	Exit Costs	Terminations	Total
Balance, December 2004	$3,895	$811	$1,417	$6,123
Additional accrual	2,133	1,504	3,204	6,841
Cash payments	(4,838)	(170)	(551)	(5,559)

Balance, September 2005	$1,190	$2,145	$4,070	$7,405

Remaining cash payments related to these actions should be substantially completed by the end of 2006.
Note D — Intangible Assets

		September 2005			December 2004
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
(Dollars in thousands)	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
License agreements	24 years	$146,893	$15,462	$131,431	$107,280
Customer relationships	22 years	90,760	6,399	84,361	68,508
Other	4 years	11,612	7,419	4,193	5,465

Amortizable intangible assets, net				219,985	181,253

Indefinite-lived intangible assets:
Trademarks and tradenames				530,012	458,267

Intangible assets, net				$749,997	$639,520

*	Amortization of license agreements — accelerated and straight-line methods; customer relationships — accelerated methods; other — straight-line method.
Amortization expense of intangible assets for the third quarter and the nine months of 2005 was $4.2 million and $12.1 million, respectively. Estimated amortization expense for the remainder of 2005 is $4.1 million and for the years 2006 through 2009 is $16.7 million, $16.5 million, $13.4 million and $11.8 million, respectively.

Note E — Goodwill

		Outdoor
		Apparel and	Intimate
(In thousands)	Jeanswear	Equipment	Apparel	Imagewear	Sportswear	Total
Balance, December 2004	$198,620	$444,946	$117,592	$56,246	$214,190	$1,031,594
Adjustments to purchase price allocation	—	6,222	—	—	(494)	5,728
2005 Acquisitions	—	75,214	—	—	—	75,214
Currency translation	(4,806)	(12,518)	—	—	—	(17,324)
Other	—	—	(66)	—	—	(66)

Balance, September 2005	$193,814	$513,864	$117,526	$56,246	$213,696	$1,095,146

Note F — Sale of Business
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
The net loss on the sale of VF Playwear consisted of net charges of $15.0 million in the third quarter of 2004 for remaining lease obligations, pension curtailment and other costs related to the exit of the business. Including the gain on sale recorded in the second quarter, the net loss on disposition of VF Playwear for the nine months of 2004 was $7.6 million . VF Playwear contributed sales of $29.2 million and $84.9 million in the third quarter and nine months of 2004. VF Playwear had an operating loss (including net charges on disposition) of $15.2 million and $11.2 million in the respective 2004 periods.
Assets and liabilities of VF Playwear included in the Consolidated Balance Sheets are summarized as follows:

	September	December	September
(In thousands)	2005	2004	2004
Accounts receivable, net	$—	$4,363	$5,060
Inventories	—	—	1,428
Other current assets, primarily deferred income taxes	3,204	4,181	8,035
Property, plant and equipment, net	—	6,249	6,407

	$3,204	$14,793	$20,930

Accrued liabilities	$8,326	$15,129	$15,418

During the second quarter of 2005, VF sold substantially all remaining assets and entered into sublease agreements for most remaining leased facilities. At September 2005, Accrued Liabilities related primarily to VF’s anticipated remaining obligations on formerly occupied leased facilities.
Note G — Pension Plans
VF’s net periodic pension cost is comprised of the following components:

	Three Months Ended September		Nine Months Ended September
(In thousands)	2005	2004	2005	2004
Service cost — benefits earned during the period	$5,135	$5,717	$15,405	$16,754
Interest cost on projected benefit obligations	15,338	14,960	46,014	44,313
Expected return on plan assets	(15,935)	(15,173)	(47,805)	(44,549)
Curtailment charge		7,100		7,100
Amortization of:
Prior service cost	870	1,060	2,610	2,901
Actuarial loss	5,366	5,443	16,098	19,114

Net periodic pension cost	$10,774	$19,107	$32,322	$45,633

In the nine months of 2005, VF made a $55.0 million discretionary contribution to its qualified pension plan and made additional benefit payments totaling $1.9 million for the Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making additional benefit payments of $0.9 million for the SERP during the remainder of 2005.
Note H — Business Segment Information
VF’s businesses are organized into five product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended September		Nine Months Ended September
(In thousands)	2005	2004	2005	2004
Coalition sales:
Jeanswear	$688,513	$713,850	$1,991,840	$2,008,177
Outdoor Apparel and Equipment	520,757	457,081	1,099,741	727,398
Intimate Apparel	213,281	234,579	663,573	718,806
Imagewear	202,753	192,529	570,618	538,995
Sportswear	166,338	163,333	445,354	409,712
Other	11,422	31,197	31,412	91,687

Net sales	$1,803,064	$1,792,569	$4,802,538	$4,494,775

Coalition profit:
Jeanswear	$123,059	$116,669	$335,334	$324,007
Outdoor Apparel and Equipment	111,968	87,241	186,801	122,686
Intimate Apparel	21,589	32,998	58,717	103,496
Imagewear	37,228	29,695	92,126	72,772
Sportswear	29,480	22,297	75,650	36,000
Other	(1,406)	(15,037)	(2,045)	(10,619)

Total coalition profit	321,918	273,863	746,583	648,342

Corporate and other expenses	(28,634)	(21,621)	(95,751)	(72,648)
Interest, net	(17,955)	(18,735)	(50,062)	(52,172)

Income before income taxes	$275,329	$233,507	$600,770	$523,522

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
Note I — Capital and Comprehensive Income
Common stock outstanding is net of shares held in treasury, and in substance retired, of 4,001,436 at September 2005, 1,098,172 at December 2004 and 1,131,890 at September 2004. In addition, 255,174 shares of VF Common Stock at September 2005, 256,088 shares at December 2004 and 246,751 shares at September 2004 were held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B Redeemable Preferred Stock, of which 780,031 shares were outstanding at September 2005, 843,814 at December 2004 and 864,826 at September 2004.
Activity in 2005 in the Series B Preferred Stock, Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Preferred	Common	Additional	Retained
(In thousands)	Stock	Stock	Paid-in Capital	Earnings
Balance, December 2004	$26,053	$111,388	$1,087,641	$1,427,283
Net income	—	—	—	404,720
Cash dividends:
Common Stock	—	—	—	(90,493)
Series B Redeemable Preferred Stock	—	—	—	(1,242)
Conversion of Preferred Stock	(1,970)	102	—	1,868
Purchase of treasury shares	—	(3,000)	—	(172,136)
Stock compensation plans, net	—	2,397	108,645	(339)

Balance, September 2005	$24,083	$110,887	$1,196,286	$1,569,661

Other comprehensive income consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months Ended September		Nine Months Ended September
(In thousands)	2005	2004	2005	2004
Net income	$181,865	$155,437	$404,720	$349,399

Other comprehensive income (loss):
Foreign currency translation, net of income taxes	1,229	3,868	(39,405)	1,020
Minimum pension liability adjustment, net of income taxes	—	—	—	54,425
Unrealized gains (losses) on derivative financial instruments, net of income taxes	(4,785)	(920)	10,864	2,657
Unrealized gains (losses) on marketable securities, net of income taxes	(4,023)	2,465	1,005	2,007

Comprehensive income	$174,286	$160,850	$377,184	$409,508

The change in minimum pension liability in 2004 was due to interim actuarial valuations of the pension plans as of the end of 2003 following significant amendments of the plans.
Accumulated Other Comprehensive Income (Loss) for 2005 is summarized as follows:

	Foreign	Minimum	Derivative
	Currency	Pension	Financial	Marketable
(In thousands)	Translation	Liability	Instruments	Securities	Total
Balance, December 2004	$(1,816)	$(119,138)	$(5,141)	$13,024	$(113,071)
Other comprehensive income (loss)	(39,405)	—	10,864	1,005	(27,536)

Balance, September 2005	$(41,221)	$(119,138)	$5,723	$14,029	$(140,607)

Note J — Earnings Per Share
Earnings per share was computed as follows:

	Three Months Ended September		Nine Months Ended September
(In thousands, except per share amounts)	2005	2004	2005	2004
Basic earnings per share:
Net income	$181,865	$155,437	$404,720	$349,399
Less Preferred Stock dividends	406	451	1,242	1,392

Income available for Common Stock	$181,459	$154,986	$403,478	$348,007

Weighted average Common Stock outstanding	111,114	110,149	111,043	109,511

Basic earnings per share	$1.63	$1.41	$3.63	$3.18

Diluted earnings per share:
Net income	$181,865	$155,437	$404,720	$349,399

Weighted average Common Stock outstanding	111,114	110,149	111,043	109,511
Effect of dilutive securities:
Preferred Stock	1,248	1,384	1,273	1,424
Stock option and other	1,737	1,501	1,783	1,297

Weight average Common Stock and dilutive securities outstanding	114,099	113,034	114,099	112,232

Diluted earnings per share	$1.59	$1.38	$3.55	$3.11

Outstanding options to purchase 2.4 million shares of Common Stock have been excluded from the computation of diluted earnings per share for both the third quarter and nine months of 2005, because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 0.9 million shares of Common Stock were excluded for the nine months of 2004.

Note K — Income Taxes
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
Note L — Subsequent Events
Subsequent to the end of the third quarter, VF repaid $300.0 million of 8.10% notes at their due date. Also, in late October, certain international subsidiaries of VF, with VF as guarantor, entered into a bank credit agreement consisting of three credit facilities: a five year euro-denominated revolving credit agreement for €175.0 million (approximately $210 million), a two year euro-denominated term loan for €40.0 million (approximately $48.0 million) and a two year U.S. dollar term loan for $40.0 million. The financial terms and conditions of this bank credit agreement are similar to those of VF’s existing $750.0 million domestic credit agreement; see Note J to the Consolidated Financial Statements included in the 2004 Form 10-K. The revolving credit agreement will be used for general working capital purposes, and the term loans will be used for liquidity in connection with the payment of intercompany dividends by certain international subsidiaries to VF in the United States under the American Jobs Creation Act of 2004 as discussed in Note K.
In addition, subsequent to the end of the third quarter, the VF Board of Directors declared a quarterly cash dividend of $0.29 per share, payable on December 19, 2005 to shareholders of record as of the close of business on December 9, 2005.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Highlights of the third quarter included:
•	Sales, net income and earnings per share for the third quarter were each at record levels.

•	Net sales increased 1% to $1,803.1 million. Sales increased significantly in our Outdoor businesses, which included sales of Reef Holding Corporation (“Reef”), acquired on April 14, 2005. Reef is a designer and marketer of premium surf-inspired footwear and apparel under the Reef® brand. Sales increased at our Imagewear businesses, which included the operations of the Holoubek business (“Holoubek”), acquired on January 3, 2005. Holoubek has rights to manufacture and market certain apparel products under license from Harley-Davidson Motor Company, Inc. Reef and Holoubek are together referred to as the “2005 Acquisitions.”

•	Net income increased 17% to $181.9 million, and earnings per share increased 15% to $1.59. (All per share amounts are presented on a diluted basis.) The prior year period included charges representing $0.08 per share for the disposition of VF Playwear.
Analysis of Results of Operations
      Consolidated Statements of Income

The following table presents a summary of the changes in our Net Sales from 2004:

	Third Quarter	Nine Months
	2005 Compared	2005 Compared
(In millions)	with 2004	with 2004
Net sales — prior year	$1,793	$4,495
Existing businesses	7	49
Acquisitions in prior year (to anniversary date)	3	269
Acquisitions in current year	29	75
Disposition of VF Playwear	(29)	(85)

Net sales — current year	$1,803	$4,803

Third quarter Net Sales were essentially even with the prior year period. Third quarter 2005 included $32 million in sales of acquired companies (to their respective acquisition dates), and third quarter 2004 included $29 million in sales of VF Playwear, which was sold in May 2004. Based on a decline in consumer confidence levels and higher energy costs pressuring retail sales and consumer spending, we believe that third quarter sales were impacted. Sales in the nine months of 2005 included significant growth in our existing Outdoor and Sportswear businesses, offset in part by declines in Intimate Apparel and Jeanswear. Also included were sales of the Vans, Kipling and Napapijri businesses (collectively, the “2004 Acquisitions”), each of which was acquired late in the second quarter of 2004. These businesses (prior to the 2005 anniversary dates of their acquisition), along with the 2005 Acquisitions (collectively, the “2005 and 2004 Acquisitions”), added $344 million to sales during the nine months of 2005. As noted above, the VF Playwear business, which was sold in 2004, contributed $85 million of sales in the prior year nine month period. Additional details on sales are provided in the section titled “Information by Business Segment.”
Approximately 25% of Net Sales to-date in 2005 were in international markets. In translating foreign currencies into the U.S. dollar, a weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its international business (primarily the European euro countries) improved sales comparisons by $3 million and $39 million in the 2005 quarter and nine month periods, respectively, relative to the 2004 periods. The U.S. dollar has strengthened in recent weeks. Accordingly, reported sales for the remainder of 2005 may be negatively impacted compared with 2004 when translating foreign currencies into the U.S. dollar.
The following table presents the percentage relationship to Net Sales for components of our Consolidated Statements of Income:

	Three Months Ended September		Nine Months Ended September
	2005	2004	2005	2004
Gross margin (net sales less cost of goods sold)	41.5%	40.2%	41.5%	39.5%

Marketing, administrative and general expenses	(26.1)	(26.0)	(28.7)	(27.4)
Royalty income and other	0.8	0.7	0.8	0.8
Loss on sale of VF Playwear	—	(0.9)	—	(0.2)

Operating income	16.2%	14.0%	13.5%	12.8%

Gross margin as a percentage of sales increased 1.3% in the third quarter and 2.0% in the nine months of 2005. Approximately one-half of the increase in the quarter and two-thirds of the increase in the nine month period was due to the changing mix of our businesses resulting from sales growth in our higher margin Outdoor and Sportswear businesses, including our 2004 Acquisitions. The remainder of the increase in gross margin as a percent of sales in both periods related primarily to the exit of VF Playwear, which earned lower gross margins during its wind-down of operations in 2004, and the impact of a pension plan curtailment charge in the third quarter of 2004.
Marketing, Administrative and General Expenses as a percentage of sales increased 0.1% in the quarter and 1.3% in the nine months of 2005. The increase in the nine months of 2005 was due primarily to changes in the mix of our businesses, with a larger portion of sales coming from businesses having a higher expense percentage, including our 2005 and 2004 Acquisitions. In addition, the 2005 year-to-date period included higher spending related to growth initiatives and increased advertising expense.
Royalty Income and Other increased in both 2005 periods due to higher net royalty income, including Reef in the third quarter.
Loss on Sale of VF Playwear consisted of net charges of $15.0 million in the third quarter of 2004 for remaining lease obligations, pension curtailment and other costs related to the exit of the business. Including the gain on sale recorded in the second quarter, the net loss on disposition of VF Playwear for the nine months of 2004 was $7.6 million. See Note F to the Consolidated Financial Statements for additional information on VF Playwear.
Net Interest Expense declined by $0.8 million in the quarter and by $2.1 million in the nine months of 2005 from the 2004 amounts, due to higher interest income and lower average borrowings. Interest expense in 2005 benefited from (i) repaying $100.0 million of 6.75% long-term debt when due in June 2005 and replacing it with commercial paper borrowings at a lower interest rate and (ii) higher interest rates earned on cash balances. Average interest-bearing debt outstanding totaled $1,048 million for the nine months of 2005 and $1,063 million for the comparable 2004 period. The weighted average interest rate on outstanding debt was 7.0% for the nine months of both 2005 and 2004.
The effective income tax rate was 33.9% in the quarter and 32.6% in the nine months of 2005, compared with 33.4% and 33.3% in the comparable periods of 2004. The effective income tax rate increased in the 2005 quarter due to expected settlements of prior years’ income taxes. In addition, the effective income tax rate declined in the nine months of 2005 due to a $12.5 million benefit from the favorable resolution of income tax issues in certain foreign jurisdictions in the second quarter, offset in part by incremental income taxes of $7.0 million in the second quarter from the planned repatriation of foreign earnings under the American Jobs Creation Act of 2004 (see Note K to the Consolidated Financial Statements).

Net income was $181.9 million ($1.59 per share) in the third quarter of 2005, compared with $155.4 million ($1.38 per share) in 2004. For the nine months of 2005, net income was $404.7 million ($3.55 per share), compared with $349.4 million ($3.11 per share) in 2004. Net income increased 17% in the quarter and 16% in the nine months of 2005, while earnings per share increased 15% and 14%, respectively, reflecting a larger number of shares outstanding in 2005 due to stock option exercises, net of purchases of treasury stock. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar had a $0.03 favorable impact on earnings per share in the nine months of 2005 compared with the prior year period and a minimal impact in the third quarter. The 2005 and 2004 Acquisitions (to their respective anniversary dates in 2005) added an incremental $0.17 per share to nine month 2005 operating results and a minimal impact in the third quarter.
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
The following tables present a summary of the changes in our Net Sales by coalition for the third quarter and nine months of 2005:

	Third Quarter
		Outdoor
		Apparel and	Intimate
(In millions)	Jeanswear	Equipment	Apparel	Imagewear	Sportswear	Other
Net sales - 2004	$714	$457	$235	$193	$163	$31
Existing businesses	(25)	46	(22)	(1)	—	9
Acquisitions in prior year (to anniversary date)	—	—	—	—	3	—
Acquisitions in current year	—	18	—	11	—	—
Disposition of VF Playwear	—	—	—	—	—	(29)

Net sales - 2005	$689	$521	$213	$203	$166	$11

	Nine Months
		Outdoor
		Apparel and	Intimate
(In millions)	Jeanswear	Equipment	Apparel	Imagewear	Sportswear	Other
Net sales - 2004	$2,008	$727	$719	$539	$410	$92
Existing businesses	(16)	76	(60)	—	25	24
Acquisitions in prior year (to anniversary date)	—	254	5	—	10	—
Acquisitions in current year	—	43	—	32	—	—
Disposition of VF Playwear	—	—	—	—	—	(85)

Net sales - 2005	$1,992	$1,100	$664	$571	$445	$31

      Jeanswear:
Coalition Sales decreased 4% in the third quarter of 2005. Domestic jeanswear sales declined 7% due to unit volume and price decreases. The decrease was principally due to lower sales of Lee® branded products, reflecting the impact of weakness in total jeans sales across the mid-tier channel and recent retail consolidations in this channel. International jeanswear sales increased 4%, with strength in Latin America, Canada, Mexico and Asia, and flat sales in Europe. For the nine months of 2005, total jeanswear Coalition Sales decreased 1%, with a 3% decline in domestic jeanswear sales due to a reduction in unit sales of Lee® branded products. This was offset by a 6% increase in international jeanswear sales resulting primarily from a $25 million favorable impact in foreign currency translation.
Jeanswear Coalition Profit increased 5% in the 2005 quarter and 3% in the nine months due primarily to increased profits in international markets and benefits of prior years’ restructuring actions. In addition, the nine months of 2005 benefited from a $14.1 million reduction in Mexico postemployment benefit accruals during the second quarter.
      Outdoor Apparel and Equipment:
The acquisition of the Reef® brand in 2005 contributed $18 million to sales in the third quarter of 2005. Reef, along with the acquisitions of the Vans, Napapijri and Kipling businesses in 2004, collectively contributed $297 million to nine month 2005 sales. Sales in existing businesses increased in 2005, with unit volume increases at The North Face resulting from strong consumer demand for its products in the United States and internationally. In addition, nine month 2005 sales benefited from $9 million of favorable foreign currency translation effects compared with 2004.
Coalition Profit increased 28% in the quarter and 52% in the nine months over the prior year periods. Profits increased in both periods due to strong volume gains, particularly at The North Face. In addition, profits increased in both periods due to the 2004 Acquisitions, particularly a sharp improvement at Vans.
      Intimate Apparel:
Intimate apparel sales declined 9% in the quarter and 8% in the nine months of 2005 due to unit volume declines in our private label and department store businesses in the United States and in our European business. In the United State, private label sales declined in 2005 compared with 2004. The 2004 periods included a launch of a major new product line with a private label specialty store customer that was not repeated in 2005. Foreign currency translation benefited the nine month 2005 sales by $5 million relative to the prior year period.
Coalition Profit decreased 35% in the quarter and 43% in the nine months of 2005. The decline in Coalition Profit in both periods was primarily due to the lower sales and the resulting impact of higher costs related to unused manufacturing capacity and low overhead absorption in the United States. In addition, the second quarter of 2005 included charges of $9.3 million related to aligning manufacturing capacity and expense levels with current volume requirements. Sales comparisons are expected to improve in the fourth quarter, although margins as a percent of sales will continue below prior year levels.
      Imagewear:
Coalition Sales increased 5% in the third quarter and 6% in the nine months of 2005, including sales of $11 million and $32 million, respectively, from the Holoubek business acquired on January 3, 2005. Sales in our existing activewear and licensed sports business and sales in our industrial and career occupational apparel business were flat in both 2005 periods compared with 2004.
Coalition Profit increased 25% in the quarter and 27% in the nine months of 2005 due to lower product costs, improved operating efficiencies and the impact of the Holoubek acquisition.
      Sportswear:
This coalition consists of our Nautica® lifestyle brand, John Varvatos® luxury apparel and Kipling® brand business in North America. The sales increase in the third quarter relates to the domestic Kipling business that was not acquired until the fourth quarter of 2004. Nautica sales were flat in the quarter and up 6% year-to-date. Sales comparisons for 2005 reflect a shift to more first quality sales and lower markdowns.
Coalition Profit increased sharply in both 2005 periods. This improvement was led by Nautica with improved performance of our products at our retail customers resulting in lower markdowns and returns, particularly in our men’s sportswear business. In addition, reduced operating expenses and savings from restructuring actions taken in 2004 contributed to the improvement.
The comparisons of Coalition Sales and Coalition Profit for the nine months of 2005 were also favorably impacted by a $7.2 million accounting adjustment recorded in the second quarter of 2004, which reduced sales and profits related to the acquisition of Nautica.
      Other:
The Other business segment consists of our VF Outlet business. VF Outlet’s retail sales and profit of non-VF products are reported in this business segment, while VF Outlet’s retail sales and profit of VF products are reported as part of the operating results of the respective coalitions.
In prior years, this business segment also included the VF Playwear business. Trademarks and certain operating assets of VF Playwear were sold in May 2004. VF retained all inventories and continued to ship products through the third quarter of 2004. In the third quarter of 2004, VF Playwear reported a $15.2 million segment loss, including $15.0 million of charges related to its disposition, primarily remaining lease obligations and pension plan curtailment costs. For the year-to-date period in 2004, including the gain on sale recorded in the second quarter, the net loss on disposition and operating losses included in segment loss totaled $11.2 million. See Note F to the Consolidated Financial Statements.
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
Corporate and Other Expenses consists of corporate and similar costs that are not apportioned to the operating coalitions. Included are certain information systems costs, corporate headquarters’ costs, certain trademark maintenance and enforcement costs and miscellaneous consolidating adjustments. Corporate and

Other Expenses increased in 2005 due to additional corporate staff positions, consulting and other costs incurred to drive growth for VF.
Analysis of Financial Condition
      Balance Sheets
Accounts Receivable increased at September 2005 over the prior year date primarily due to the 2005 Acquisitions and an overall increase in the number of days’ sales outstanding in 2005 due primarily to the changing mix of our business. Receivables are higher at September 2005 than at the end of 2004 due to seasonal sales patterns and the 2005 Acquisitions.
Current quarter inventories increased 11% over the level at September 2004, with 2% of that increase due to the 2005 Acquisitions. The September 2005 inventory level at existing businesses was higher than the prior year level due to weaker than expected sales in the third quarter in some businesses without proportionate inventory reductions and planned increases in certain businesses having increased sales expectations. Inventory levels at September 2005 increased from December 2004 due to the 2005 Acquisitions and higher seasonal requirements of the existing businesses, plus weaker than expected sales in the third quarter. We are taking actions to ensure that inventories by the end of the year will return to approximately the prior year levels, plus amounts related to the 2005 Acquisitions.
Other Current Assets increased at September 2005 from the levels at December 2004 and September 2004 due to increases in VAT receivables, deferred income taxes and unrealized gains on hedging contracts.
The decline in Property, Plant and Equipment from September 2004 to September 2005 resulted from capital spending plus assets acquired as part of the 2005 Acquisitions being less than the total of depreciation expense and asset sales.
Intangible Assets and Goodwill each increased from December 2004 to September 2005 due to the 2005 Acquisitions. See Notes C, D and E to the Consolidated Financial Statements.
Short-term Borrowings at September 2005 included $140.0 million of domestic commercial paper borrowings. Borrowings at September 2004 included $88.0 million of domestic commercial paper borrowings and $23.4 million of deferred purchase price payable related to the 2004 Acquisitions. There were no commercial paper borrowings at December 2004. The remaining balance at all three balance sheet dates related primarily to foreign borrowings.
The increase in Accrued Liabilities from September 2004 to September 2005 was due to an increase in accrued income taxes and other liabilities resulting from growth in our existing businesses, along with the 2005 Acquisitions.
Total Long-term Debt declined due to repayment of $100.0 million of 6.75% notes due in June 2005. The Current Portion of Long-term Debt at the end of September 2005 included $300.0 million of 8.10% notes, which were repaid when due in early October 2005, and the present value of a $33.0 million noninterest-bearing note due in August 2006.
Other Liabilities increased from December 2004 due to deferred income taxes related primarily to Intangible Assets from the Reef acquisition. Other increases from September 2004 related to additional amounts of compensation elected to be deferred under employee savings plans and other growth-related factors in the businesses.

      Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	September	December	September
(Dollars in millions)	2005	2004	2004
Working capital	$1,061.8	$1,006.4	$871.9

Current ratio	1.7 to 1	1.7 to 1	1.6 to 1

Debt to total capital ratio	27.6%	28.5%	31.9%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents and total capital defined as net debt plus common stockholders’ equity, was 23.2% at September 2005.
On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of operating income and controlling investments in inventories and other working capital components. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period. Cash provided by operating activities was $158.1 million for the nine months of 2005, compared with $298.3 million in the comparable period of 2004. Net Income increased by $55.3 million in the nine months of 2005, compared with the 2004 period. However, the net change in working capital components during 2005 was a usage of funds of $320.2 million, compared with a usage of $155.2 million in the 2004 period. The major reasons for the increased cash usage for working capital between the two periods were (i) a net change in cash outflows for Inventories of $123.2 million, as the increase in inventories in the 2005 period exceeded the more normal increase in the 2004 period, and (ii) a net increase in cash outflows for accrued compensation (i.e., a component of Accrued Liabilities) of $42.1 million, primarily due to higher incentive compensation earned in 2004 (paid in early 2005), compared with lower amounts earned in 2003 (paid in early 2004).
In addition to cash flow from operating activities, VF’s liquidity requirements are supported by a $750.0 million unsecured committed bank facility. This bank facility, which expires in September 2008, supports a $750.0 million commercial paper program. Any issuance of commercial paper would reduce the amount available under the bank facility. At the end of September 2005, there was $140.0 million of commercial paper outstanding. Additionally, there were $12.6 million of standby letters of credit issued under the agreement. Accordingly, there was $597.4 million available for borrowing under the credit agreement at September 2005. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.
The principal investing activities in the nine months of 2005 related to the 2005 Acquisitions, which have been funded by a combination of available cash balances and commercial paper borrowings. For the full year, we expect that capital spending could reach $115 million and will be funded by operating cash flows.
In April 2004, Standard & Poor’s Ratings Services affirmed its ‘A minus’ long-term corporate credit and senior unsecured debt ratings for VF. Standard & Poor’s ratings outlook is ‘stable.’ On March 21, 2005, Standard & Poor’s stated that the ratings and outlook would not be affected by the purchase of Reef. In

April 2004, Moody’s Investors Service affirmed VF’s long-term debt rating of ‘A3’ and short-term debt rating of ‘Prime-2’ and continued the ratings outlook as ‘negative’ due to heavy reliance on jeanswear, acquisition-related risks and projected softness in the workwear business. The negative outlook by Moody’s has not had an impact on VF’s ability to issue long or short-term debt. Existing debt agreements do not contain acceleration of maturity clauses based on changes in credit ratings.
During the nine months of 2005, VF purchased 3.0 million shares of its Common Stock in open market transactions at a cost of $175.1 million (average price of $58.38 per share). There were no share repurchases during 2004. Under its current authorization from the Board of Directors, VF may purchase an additional 2.3 million shares. Our current intent is to repurchase an additional 1.0 million shares during the fourth quarter of 2005 to reduce the impact of dilution caused by exercises of stock options. However, the actual number purchased during the remainder of 2005 may vary depending on funding required to support business acquisition and other investment opportunities.
Management’s Discussion in our 2004 Form 10-K provided a table summarizing VF’s fixed obligations at the end of 2004 that would require the use of funds. Since the filing of our 2004 Form 10-K, there have been no material changes, except as stated below, relating to VF’s fixed obligations that require the use of funds or other financial commitments that may require the use of funds:
•	Short-term inventory purchase obligations represent commitments to purchase raw materials, sewing labor and finished goods in the ordinary course of business. The total of these inventory purchase obligations increased by approximately $110 million at the end of the third quarter, compared with the 2004 year-end, due to higher sales expectations in succeeding months.

•	$100.0 million of long-term debt was paid at its due date in June 2005.

•	Management entered into a commitment to lease for a 15 year period a distribution center when construction is completed in approximately the second quarter of 2006. Because VF does not have any of the risks of ownership during the construction period, the construction in process and related debt have not been recorded. When construction is completed, the lease will be accounted for as a capital lease and the leased asset and related liability will be recorded at the present value of lease payments of approximately $43 million.
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
Subsequent to the end of the third quarter, VF repaid $300.0 million of 8.10% notes at their due date. Also, in late October, certain international subsidiaries of VF, with VF as guarantor, entered into a bank credit agreement consisting of three credit facilities: a five year euro-denominated revolving credit agreement for €175.0 million (approximately $210 million), a two year euro-denominated term loan for €40.0 million (approximately $48.0 million) and a two year U.S. dollar term loan for $40.0 million. The financial terms and conditions of this bank credit agreement are similar to those of VF’s existing $750.0 million domestic credit agreement; see Note J to the Consolidated Financial Statements included in the 2004 Form 10-K. The revolving credit agreement will be used for general working capital purposes, and the term loans will be used for liquidity in connection with the payment of intercompany dividends by certain international subsidiaries to VF in the United States under the American Jobs Creation Act of 2004 (the “Act”). See Note K to the Consolidated Financial Statements.
We currently intend to repatriate to the United States $226.3 million of foreign earnings during the balance of 2005, of which $159.5 million will qualify for the incentive income tax rate under the Act. Management intends to fund the qualifying dividend payments to the United States through existing foreign cash balances, cash to be generated over the balance of the year and approximately $88 million of foreign borrowings under the new term loan credit facilities discussed in the preceding paragraph.
We do not have any unconsolidated entities or financial partnerships that were established to facilitate off-balance sheet arrangements or other limited purposes.
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
As described in Note B to the Consolidated Financial Statements, in accordance with applicable accounting pronouncements to date, compensation expense has not been recognized for stock options but has been recorded for other forms of stock-based compensation. If compensation expense in 2005 and 2004 had been recognized for stock options and other equity compensation on the fair value method per Statement No. 123, earnings per share (before any cumulative effect adjustment) would have been reduced by $0.02 from amounts in the third quarter of 2005 and 2004, and by $0.12 and $.09 for the nine months of 2005 and 2004, respectively. The pro forma effect in 2005 is greater than 2004 due to (i) a greater number of stock options granted during the first quarter of 2005 resulting from new option plan participants in acquired businesses and (ii) the higher fair value of the stock options granted in 2005 due to the higher VF stock price. Because stock options were granted in the first quarter of each year and because stock option compensation expense is recognized at the grant date for retirement-eligible participants, pro forma expense recognized in the first quarter and the first nine months of each year is a higher portion of the full year pro forma expense.
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
Cautionary Statement on Forward-Looking Statements
From time to time, we may make oral or written statements, including statements in this Quarterly Report that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance, and assumptions related thereto.
Forward-looking statements are made based on our expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements.
Important factors that could cause the actual results of operations or financial condition of VF to differ include, but are not limited to, the overall level of consumer spending for apparel; changes in trends in the segments of the market in which VF competes; ongoing selling price and cost pressures in the worldwide apparel industry; financial strength and competitive conditions, including consolidation, of our customers and of our suppliers; actions of competitors, customers, suppliers, service providers, licensors and licensees that may impact VF’s business; our ability to make and integrate acquisitions successfully; our ability to achieve expected sales and earnings growth from ongoing businesses and acquisitions; our ability to achieve planned cost savings; natural disasters; terrorist actions; and the impact of economic and political factors in the markets where VF competes or from which VF imports products, such as recession or changes in interest rates, currency exchange rates, price levels, capital market valuations, trade regulation and other factors over which we have no control.
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
Changes in internal control over financial reporting:
During VF’s fiscal quarter ended October 1, 2005, there have been no changes in VF’s internal control that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.

Part II — Other Information
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

		Weighted Average	Total Number of Shares	Maximum Number of Shares that
	Total Number of	Price Paid per	Purchased as Part of Publicly	May Yet Be Purchased Under the
Fiscal Period	Shares Purchased	Share	Announced Plans or Programs	Plans or Programs (1)
July 3 - July 30, 2005	—	—	—	3,320,000
July 31 - August 27, 2005	460,000	$58.94	460,000	2,860,000
August 28 - October 1, 2005	540,000	$59.18	540,000	2,320,000

Total	1,000,000		1,000,000

(1)	VF intends to purchase 1.0 million additional shares during the fourth quarter of 2005, although the actual number purchased during this period will depend on business acquisition and other investment opportunities that may arise.
Item 6 — Exhibits
Exhibit 31.1 — Certification of the principal executive officer, Mackey J. McDonald, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
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

Date: November 7, 2005