Form 10-K
period 2005-12-31
V F CORP
filed 2006-03-10
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
YES ☐ NO ☑
The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on July 2, 2005 was approximately $5,127,000,000, based on the closing price of the shares on the New York Stock Exchange.
As of February 24, 2006, 110,169,370 shares of Common Stock of the registrant were outstanding. In addition, 737,644 shares of Series B ESOP Redeemable Preferred Stock of the registrant were outstanding and convertible into 1,180,230 shares of Common Stock of the registrant, subject to adjustment. The trustee of the registrant’s Employee Stock Ownership Plan is the sole holder of the Series B ESOP Redeemable Preferred Stock, and no trading market exists for those shares.

Documents Incorporated By Reference
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005, a copy of which is filed as Exhibit 13 of this report (Item 1 in Part I, Items 5, 6, 7, 7A, 8 and 9A in Part II and Item 15 in Part IV).
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
This document (excluding exhibits) contains 30 pages.
The exhibit index begins on page 24.

PART I
Item 1. Business
VF Corporation, organized in 1899, is a worldwide leader in the manufacturing and marketing of branded lifestyle apparel and related products. Unless the context indicates otherwise, the term “VF” used herein means VF Corporation and its subsidiaries.
For over 100 years, VF has grown by offering consumers high quality, high value branded apparel and other products. Management’s vision is to continue to grow VF by building lifestyle brands that excite customers around the world. Lifestyle brands, representative of the activities that consumers aspire to, will generally extend across multiple product categories and therefore have greater opportunity for growth. VF follows an overall strategy of identifying specific brands to market to a specific channel of distribution. Accordingly, products and brands are sold through specialty store, department store, mid-tier, chain store and discount store channels. In addition, many products are available through VF-operated retail stores, as well as through licensees and distributors dedicated to offering these products directly to consumers. To provide these products across this broad distribution network, VF has implemented a strategy that combines efficient and flexible internally-owned manufacturing with the sourcing of finished goods from independent contractors. As a result, VF satisfies the needs of millions of apparel consumers around the world.

VF’s businesses are organized into five product categories, and by brands within those product categories, for both management and internal financial reporting purposes. These groupings of businesses are called “coalitions” and consist of the following: Jeanswear, Outdoor, Intimate Apparel, Imagewear and Sportswear. These coalitions are treated as reportable segments for financial reporting purposes. Coalition management has the responsibility to build and develop brands within guidelines established by VF management. Corporate management at VF headquarters oversees the operations of these individual businesses and provides them with financial and administrative resources.
The following table summarizes VF’s primary owned and licensed brands by coalition:

	Primary	Primary
Coalition	Brands	Product(s)

Jeanswear	Wrangler®	denim and casual bottoms, tops
	Wrangler Hero®	denim bottoms
	Lee®	denim and casual bottoms, tops
	Riders®	denim and casual bottoms, tops
	Rustler®	denim and casual bottoms, tops
	Timber Creek by Wrangler®	casual bottoms and tops

Outdoor	JanSport®	backpacks, luggage and apparel
	The North Face®	apparel, footwear, and outdoor gear
	Eastpak®	backpacks
	Vans®	skateboard-inspired footwear and apparel
	Napapijri®	outdoor sportswear
	Kipling®	handbags, backpacks, accessories
	Reef®	surf-inspired footwear and apparel

Intimate Apparel	Vanity Fair®	women’s lingerie
	Vassarette®	women’s lingerie
	Lily of France®	women’s lingerie
	Bestform®	women’s lingerie
	Curvation®	women’s lingerie

Imagewear	Red Kap®	occupational apparel
	Lee Sport®	licensed sports apparel
	Bulwark®	occupational apparel
	NFL® (licensed)	licensed athletic apparel
	MLB® (licensed)	licensed athletic apparel
	Harley-Davidson® (licensed)	licensed apparel

Sportswear	Nautica®	fashion sportswear
	John Varvatos®	luxury apparel
Financial information regarding VF’s coalitions, as well as geographic information and sales by product category, is included in Note R to the consolidated financial statements in VF’s Annual Report to Stockholders for the fiscal year ended December 31, 2005 (the “2005 Annual Report”), which is incorporated herein by reference.

Jeanswear Coalition
Jeanswear and related shirts and casual products are marketed in the United States and in many international markets. Lee® and Wrangler® products are sold in nearly every developed country. In fact, including all of its jeanswear brands, VF has the largest jeanswear market share of any company in the world. The Lee® and Wrangler® brands also have long-standing traditions, as they were established in 1889 and 1947, respectively.
In addition to these brands, VF markets the Wrangler Hero®, Rustler® and Riders® brands in the United States. VF also markets cotton casual pants under the Lee Casuals®, Timber Creek by Wrangler® and Wrangler Khakis® brands.
In domestic markets, Lee® products are sold through department stores, national chain stores and specialty stores. Wrangler® westernwear is marketed through western specialty stores. The Wrangler Hero®, Rustler® and Riders® brands are marketed to mass merchant and national and regional discount chains.
In international markets, VF’s largest jeanswear business is located in Western Europe. Lee®, Wrangler® and H.I.S® jeanswear products are sold through department stores and specialty stores, while the Hero by Wrangler®, Maverick® and Old Axe® brands are sold to mass market and discount stores. Jeanswear in Europe and in most international markets is fashion-oriented and has a higher relative price than similar products in the United States. During 2005, VF opened its first Wrangler® brand store and second Lee® brand store in Europe.
VF also markets the Lee® and Wrangler® brands in Canada and Mexico, as well as South America through businesses based in Chile, Brazil, Argentina and Peru. These products are sold through department and specialty stores. In addition, VF operates retail stores selling jeanswear products in Latin America. VF also markets Lee® and Wrangler® products to retailers in China, Russia, Turkey and Israel.
Lee® products are also manufactured and marketed through a 50%-owned joint venture in Spain and Portugal. In foreign markets where VF does not have owned operations, Lee® and Wrangler® jeanswear and related products are marketed through distributors, agents or licensees.
Subsequent to the end of 2005, VF sold the Earl Jean® trademarks and certain assets for an amount approximating book value.
Outdoor Coalition
The Outdoor Coalition is a group of outdoor-related businesses that represent a collection of lifestyle brands. Product offerings include outerwear, sportswear, footwear, equipment, backpacks, daypacks and luggage.
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
JanSport® daypacks and luggage are sold through department and sports specialty stores and college bookstores in the United States. JanSport® daypacks have a leading market share in the United States. Eastpak® and JanSport® daypacks are sold primarily through department and specialty stores in Europe. A technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. JanSport® fleece and T-shirts imprinted with college logos are sold through college bookstores and department stores in the United States. In addition, VF launched a JanSport® branded apparel line in the United States and a limited Eastpak® branded apparel collection in Europe during 2005. The JanSport® and Eastpak® brands are also marketed throughout Asia by licensees and distributors.
Vans is a manufacturer and marketer of Vans® performance and casual footwear and apparel for skateboarders and other action sports participants and enthusiasts. These products are sold on a wholesale (primarily through mid-tier stores) and retail basis. The retail strategy of Vans includes full price retail stores and outlet stores. These retail stores carry a wide variety of Vans® footwear products, along with apparel and accessory items, most of which bear the Vans® brand name and logo. Vans currently operates full-price retail stores in the United States located in a mix of mall and freestanding locations. A new prototype store concept has been developed, which will be used to retrofit many of the existing retail stores and improve retail sell-through. In addition to full-price retail stores, Vans operates outlet stores in the United States, the United Kingdom, Austria, Spain and Puerto Rico.
Napapijri® brand premium casual outdoor apparel products are primarily positioned in the mid-to-high price range and sold on a wholesale basis, primarily to European specialty shops such as sport stores and fashion boutiques. In addition, these products are sold in Europe through VF-operated stores and stores operated by licensees and distributors. Napapijri® has very strong brand awareness in Italy, where the brand was created, and is also well-known across Europe. The sportswear design talent for the Napapijri® brand is being utilized to develop Nautica® apparel in Europe. In addition to anticipated growth overseas, there are plans to develop a business in upper-tier department stores and add VF-operated retail stores in the United States.
Kipling® bags, backpacks and accessories are sold in Europe, Asia, the United States and South America. Products are sold through VF-operated as well as independently-operated retail establishments. In addition to global retail expansion, there are plans for expanding the department store distribution in the United States.
VF acquired the common stock of Reef Holdings Corporation (“Reef”) on April 14, 2005. Reef designs surf-inspired products, including sandals, apparel, shoes and accessories under the Reef® brand. These products are marketed primarily to sporting goods stores and surf shops. This acquisition is consistent with VF’s strategy of acquiring strong lifestyle brands with superior growth potential.
Intimate Apparel Coalition
VF markets women’s intimate apparel under the Vanity Fair®, Lily of France® and Exquisite Form® brands to department and specialty stores located in the United States. Products in the Intimate

Apparel Coalition include bras, panties, daywear, shapewear and sleepwear. Women’s intimate apparel is also marketed under the Vassarette®, Bestform®, Curvation® and licensed Ilusión® brands for sale to the mass market channel of distribution. Also, VF has a significant private label lingerie business with various specialty, national chain and discount stores in the United States.
VF markets several of its intimate apparel brands to discount stores and department stores in Mexico and Canada through joint ventures in which VF maintains a controlling interest.
In the European market, women’s intimate apparel is marketed to department and specialty stores under the Lou®, Bolero®, Gemma®, Intima Cherry®, Vanity Fair® and Belcor® brands. Intimate apparel is marketed in discount stores under the Variance®, Vassarette® and Bestform® brands. In addition, VF markets women’s swimwear under the Majestic® and licensed Nike® labels in Europe.
Management believes that VF is one of the top two marketers of branded intimate apparel in the United States. In international markets, management believes that VF’s brands occupy the number two and three market share positions in Spain and France, respectively.
Imagewear Coalition
VF produces workwear, career and safety apparel sold under the Red Kap®, Bulwark®, The Force™ and Chef Designs™ brands. Over one-half of these sales are to industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Since industrial laundries maintain minimal inventories of work clothes, a supplier’s ability to offer rapid delivery is an important factor in this market. VF’s commitment to customer service, supported by an automated central distribution center with satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the Red Kap® brand obtain a significant share of the industrial laundry rental business.
VF also markets corporate image uniforms and casual apparel through its Imagewear Coalition. To better service its national accounts, VF operates a number of catalog web sites for major business customers and for governmental organizations such as U.S. Customs & Border Protection and the Bureau of Land Management. These web sites give more than 400,000 employees of these customers the convenience of shopping and paying for their work and career apparel via the internet.
The Imagewear Coalition includes VF’s activewear apparel businesses. VF designs and markets decorated sports apparel under licenses granted by the four major American professional sports leagues, Harley-Davidson Motor Company, Inc., NASCAR, most major colleges and universities, and other organizations. These sports apparel products for adults and youth are distributed through department, sporting goods and athletic specialty stores under the Lee Sport® and the licensed Chase Authentics® brands. Growth in recent years has been driven by a five year agreement signed in 2002 with the National Football League, which was subsequently extended to 2008 for adult men’s and women’s apparel. Under this agreement, VF is the exclusive supplier for selected men’s and women’s tops and bottoms decorated with NFL team logos marketed to mid-tier department stores, specialty stores and mass retailers. VF also entered into a new five year contract with Major League Baseball in 2004.
In early 2005, VF acquired the assets of Holoubek, Inc., a business having rights to manufacture and market T-shirts and fleece under the licensed Harley-Davidson® brand.
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
The principal product line for Nautica is men’s sportswear, noted for its classic styling. Nautica Jeans Company® brand features fashionable jeanswear and related tops for younger male consumers. The Nautica Competition® brand is a line of casual apparel for active consumers. Other product lines sold by VF under the Nautica® brand include men’s outerwear, underwear and sleepwear, and women’s sleepwear and panties. A collection of women’s sportswear will be launched in department stores in Fall 2006.
Nautica operates outlet stores in better outlet malls across the United States. These stores carry Nautica® merchandise for men, boys and girls. Products sold in the outlet stores are different styles from those sold by Nautica to its department and specialty store wholesale customers. In addition, the stores carry Nautica® merchandise from licensees to complete their product assortment.
As part of the Nautica acquisition, VF acquired the John Varvatos® business. The John Varvatos® brand is a luxury apparel and accessory collection for men including tailored clothing, sportswear, leather accessories and footwear. These products are sold through upscale department and specialty stores, as well as through five John Varvatos® brand retail locations. During 2005, VF formed a joint venture in which Mr. John Varvatos has a 20% ownership and VF has an 80% interest.
The Sportswear Coalition also includes the Kipling® brand business in North America, acquired in late 2004 as part of the Kipling acquisition in Europe.
Retail Operations
VF-operated retail stores are an integral part of VF’s strategy for building its brands, providing visibility for its products and brands and enabling VF to stay close to the needs of core consumers. In addition, outlet stores serve an important role in VF’s overall inventory management by allowing VF to effectively sell a significant portion of discontinued and out-of-season products at better prices than are otherwise available.
VF currently operates approximately 305 full-price stores and 110 outlet stores around the world that sell specific brands, including The North Face®, Vans®, Napapijri®, Kipling®, Nautica®, Lee® and Wrangler®. Also, VF has granted the right to licensees and distributors to sell the JanSport®, Eastpak®, The North Face®, Vans®, Napapijri® and Kipling® brands through over 200 independently-operated stores located primarily in Europe and Asia.
In addition to the mono-brand retail outlet operations discussed above, VF operates approximately 110 outlet stores across the United States and Europe that sell a broad selection of VF products. Sales and profits of VF products sold through these outlet stores are reported as part of the operating results of the respective coalitions.
Retail sales accounted for approximately 12% and 10% of VF’s consolidated Total Revenues in 2005 and 2004, respectively. VF management expects the retail business to continue to grow and is planning a capital investment of approximately $35 million in retail space during 2006.
In addition, VF offers products directly to the consumer via the internet. Products sold through the internet include uniforms (Imagewear Coalition) and Vans® footwear (Outdoor Coalition). Internet sales in 2005 were approximately 1% of VF’s consolidated Total Revenues.
Licensing Arrangements
In connection with VF’s business strategy of expanding market penetration of its owned brands, VF enters into licensing agreements for certain products and geographic regions if such arrangements provide more effective manufacturing, distribution and marketing of such products than could be achieved internally. These licensing arrangements relate to a broad range of VF brands and are for fixed terms that may include renewal options. In addition, certain foreign licensees and distributors have been granted the right to open retail stores under the licensed brand name and sell only licensed branded products in these stores. Each licensee pays royalties to VF based upon its sales of branded products, with most agreements providing for a minimum royalty. These payments generally range from 3% to 7% of the licensing partners’ net sales of the licensed products.
In addition, licensees are generally required to spend an amount between 1% and 5% of their sales to advertise VF’s products. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees. VF provides support to these business partners and seeks to preserve the integrity of brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to VF’s prior approval and continuing oversight. Gross Royalty Income was $74 million and $70 million in 2005 and 2004, respectively.
While licensing activities exist for all coalitions, the largest component of this business, approximately 43% of gross Royalty Income, is in the Sportswear coalition. The Nautica® brand is licensed in the United States for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, accessories, women’s swimwear) and for nonapparel categories (e.g., home furnishings, fragrances, watches, eyewear). In addition, Nautica® apparel and certain nonapparel products are licensed for sale in over 100 countries outside the U.S. Wholesale sales of Nautica® branded products by licensees are in excess of $420 million annually.
VF has also entered into license agreements to use the trademarks of others. Apparel is marketed under licenses granted by the National Football League, Major League Baseball, the National Basketball Association, the National Hockey League, NASCAR, NIKE, Inc. and Harley-Davidson Motor Company, Inc. Some of these license arrangements contain minimum annual licensing and advertising requirements. Some are for a short term and may not contain specific renewal options. Management believes that the loss of any license would not have a material adverse effect on VF.
Raw Materials and Sourcing
Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps and lace). These raw materials are purchased from numerous suppliers. While in some cases VF has obtained fixed price commitments for up to one year, specific purchase obligations with suppliers are typically limited to the succeeding two to six months. VF does not have any long-term supplier contracts for the purchase of raw materials. However, in connection with the sale of VF’s childrenswear business in 2004, VF has committed to purchase a total of approximately $130 million of finished product for sale through its owned outlet stores, with a minimum of $15 million per year through 2013.

For most domestic operations, VF purchases fabric from several domestic and international suppliers in conjunction with scheduled production. Purchased fabric is cut and sewn into finished garments in VF-owned domestic and offshore manufacturing facilities located in Mexico and the Caribbean Basin. In addition, VF contracts the sewing of VF-owned raw materials into finished product to independent contractors, primarily in Mexico and the Caribbean Basin.
To an increasing extent, VF is using independent contractors in Asia and the Caribbean Basin who own the raw materials and provide only finished, ready-for-sale products to VF. These contractors are engaged through sourcing hubs in Asia and Miami. The Miami location handles the majority of the sourcing for the Western Hemisphere. These hubs are responsible for the product procurement, product quality assurance and supplier management and handling functions. All products in the Outdoor and Sportswear Coalitions, as well as many items in VF’s other operating units, are sourced through these operations.
All contracted production must meet VF’s high quality standards. Further, all independent contractors who manufacture apparel products for VF must be pre-certified and sign a Terms of Engagement agreement prior to performance of any production on VF’s behalf. These requirements provide strict standards covering hours of work, age of workers, health and safety conditions and conformity with local laws. VF maintains an ongoing program to audit compliance with dedicated and outsourced staff.
The current sourcing strategy for products sold in the United States allows VF to balance its needs with a mix of VF-owned and contracted production in the Western Hemisphere, combined with contracted production primarily from Asia. Product obtained from Western Hemisphere contractors has somewhat higher cost but gives VF greater flexibility, shorter lead times and lower inventory levels as compared with production obtained from the Far East and other more distant resources. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a balanced approach to product sourcing.
Over the last five years, VF closed a significant number of manufacturing facilities in the United States and shifted production to lower cost locations. As a result of this shift in sourcing, the amount of sales in the United States derived from products manufactured in lower cost locations outside the United States has increased each year over the last three years. During 2005, only 1% of domestic Net Sales were manufactured in VF-owned plants in the United States. In contrast, at the end of 2000, approximately one-third of VF’s products sold in the United States were manufactured in VF-owned plants in the United States. Today, of the total products supporting sales to customers in the United States, 31% were manufactured in VF-owned facilities in Mexico and the Caribbean Basin and 68% were obtained from contractors, primarily in Asia.
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
VF did not experience difficulty in obtaining its raw material and contracting production needs during 2005. Management does not anticipate difficulties in obtaining its raw materials and contracting production requirements during 2006. The loss of any one supplier or contractor would not have a significant adverse effect on VF’s business.
Imports and Import Restrictions
VF is exposed to certain risks of doing business outside of the United States. VF imports goods from VF-owned facilities in Mexico and the Caribbean Basin and from suppliers in those areas and in Asia, Europe Africa and the Middle East. These import transactions had been subject to the constraints imposed by bilateral agreements between the United States and a number of governments. These agreements were negotiated either under the framework established by the World Trade Organization (“WTO”) or other applicable statutes, and they imposed quotas that limited the amount of certain categories of merchandise from these countries that could be imported into the United States and the European Union. All restrictions under these agreements had ended as of December 31, 2004.
Pursuant to a 1995 Agreement on Textiles and Clothing under the WTO, effective January 1, 2005 the United States and other WTO member countries were required, with few exceptions, to remove quotas on goods from WTO member countries. The complete removal of quotas may benefit VF as well as other apparel companies in the long run by allowing them to source products, without quantitative limitation, from any country. The only significant exceptions to the removal of quota that could affect VF are Vietnam and China. Vietnam is not a WTO member and is therefore still subject to quota on certain products to various countries. Safeguard quotas pursuant to the terms of China’s Accession Agreement to the WTO have been imposed against Chinese exports and will last through 2008. These new restraints include products that VF imports and sells. However, VF management was well aware of developments with regards to safeguards and made sourcing decisions accordingly. Any effect of the imposition of safeguards is not expected to be material to VF.
Management continually monitors new developments and risks related to duties, tariffs and quotas. In response to the changing import environment resulting from the elimination of quotas, management has chosen to continue its balanced approach to manufacturing and sourcing. VF limits its sourcing exposure through, among other measures, (1) extensive geographic diversification with a mix of VF-operated and contracted production, (2) utilization of tariff preference and free trade agreements to lower customs duties, (3) allocation of production to merchandise categories where the free flow of product is available and (4) shifts of production among countries and contractors. VF will continue to manage its supply chain from a global perspective and adjust as needed to changes in the global production environment.
Seasonality
The apparel industry in the United States has four primary retail selling seasons — Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. Sales to retail customers generally precede the retail selling seasons, although demand peaks have been reduced as more products are being sold directly to consumers or to retailers on a replenishment basis.
Overall, with its diversified product offerings, VF’s operating results are somewhat seasonal. On a quarterly basis, consolidated Total Revenues for 2005 ranged from a low of approximately 22% of full year revenues in the second quarter to a high of 28% in the third quarter. This disparity results primarily from the sales of outdoor apparel and equipment, which are more seasonal in nature. Approximately 36% of outdoor apparel and equipment sales occurred in the third quarter.
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
Advertising
VF supports its brands through extensive advertising and promotional programs. VF advertises on national and local radio and television and in consumer and trade publications and participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media. VF sponsors various sporting, music and other special events. In addition, point-of-sale fixtures and signage are used to promote products at the retail level. VF spent $337 million advertising and promoting its products in 2005, an increase of 7% from the 2004 level.
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
     Trademarks
Trademarks have substantial value in the marketing of VF’s products. VF has registered these trademarks in the United States and with governmental agencies in other countries where VF’s products are manufactured and/or sold. VF vigorously monitors and protects these trademarks against infringement and dilution where legally feasible and appropriate. In addition, VF grants licenses to other parties to manufacture and sell products with its trademarks in product categories and in geographic areas in which VF does not operate.
     Customers
VF products are primarily sold through VF’s sales force and independent sales agents and distributors. VF’s customers are primarily department, chain, specialty and discount stores in the United States and in international markets, primarily in Europe. Sales to VF’s ten largest customers, all of which are retailers based in the United States, amounted to 34% of total revenues in 2005, 38% in 2004 and 40% in 2003. Sales to the five largest of those customers amounted to approximately 29% of total revenues in 2005 and 2004 and 33% in 2003. Sales to VF’s largest customer, Wal-Mart Stores, Inc., totaled 15.7% of total sales in 2005, 15.0% in 2004 and 16.4% in 2003, substantially all of which were in the Jeanswear and Intimate Apparel coalitions.
     Employees
VF employed approximately 52,300 men and women as of the end of 2005, of which 17,500 were located in the United States. Approximately 350 employees in the United States are covered by a collective bargaining agreement. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
     Backlog
The dollar amount of VF’s order backlog as of any date is not material for an understanding of the business of VF taken as a whole.
     Executive Officers of VF
The following are the executive officers of VF Corporation as of February 10, 2006. The officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

			Period Served
Name	Position	Age	In Such Office(s)
Mackey J. McDonald	Chairman of the Board	59	October 1998 to date
	Chief Executive Officer		January 1996 to date
	President		October 1993 to date
	Director		October 1993 to date

Bradley W. Batten	Vice President — Controller and	50	September 2004 to date
	Chief Accounting Officer

Candace S. Cummings	Vice President — Administration, General Counsel	58	March 1996 to date
	Secretary		October 1997 to date

George N. Derhofer	Senior Vice President — Global	52	May 2005 to date
	Operations

Frank C. Pickard III	Vice President — Treasurer	61	April 1994 to date

John P. Schamberger	Vice President and Chairman —	57	February 2004 to date
	Cross Coalition Management

Robert K. Shearer	Senior Vice President and Chief	54	May 2005 to date
	Financial Officer

Eric C. Wiseman	Executive Vice President — Global	50	May 2005 to date
	Brands
Mr. McDonald joined VF’s Lee division in 1983, serving in various management positions until he was named Group Vice President of VF in 1991, President of VF in 1993, Chief Executive Officer in 1996 and Chairman of the Board in 1998. Subsequent to the election of Mr. Wiseman as President and Chief Operating Officer in March 2006, as mentioned below, Mr. McDonald will continue to serve as Chairman and Chief Executive Officer. Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April

25, 2006 (“2006 Proxy Statement”).
Mr. Batten rejoined VF as Vice President – Controller in September 2004. He served at Sara Lee Corporation as Vice President Operations for the Intimates and Hosiery Group from November 2002 to August 2003 as well as Vice President & Chief Operating Officer and Vice President – Finance & Chief Financial Officer for the Intimates Group from May 2002 to November 2002 and August 2000 to May 2002, respectively.
Mrs. Cummings joined VF as Vice President – General Counsel in 1995 and became Vice President – Administration and General Counsel in 1996 and Secretary in 1997.
Mr. Derhofer joined Nutmeg Industries, Inc. in 1989 as Senior Vice President, Chief Financial Officer and Treasurer. When Nutmeg was acquired by VF in 1994, he was named Executive Vice President and Chief Financial Officer of the Nutmeg division. From 1996 to September 2000, he was President of the Knitwear division and was elected Vice President of VF and Chairman – Imagewear Coalition in October 2000. He was elected as Vice President and Chairman – Intimate Apparel and Imagewear Coalitions in February 2004. In May 2005, Mr. Derhofer became Senior Vice President – Global Operations.
Mr. Pickard joined VF in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President – Treasurer in 1994.
Mr. Schamberger joined VF’s Wrangler division in 1972 and held various positions until his election as President of Wrangler in 1992. He was elected as VF’s Chairman – North & South America Jeanswear and Workwear Coalitions in 1995 and Vice President of VF in 1995. From October 2000 to February 2004, he served as Chairman – North & South America Jeanswear Coalition. He was elected as Vice President and Chairman – Cross Coalition Management in February 2004. VF announced in December 2005 that Mr. Schamberger will be retiring at the end of the first quarter of 2006.
Mr. Shearer joined VF in 1986 as Assistant Controller and was elected Controller in 1989 and Vice President – Controller in 1994. He has served as Vice President – Finance and Chief Financial Officer since 1998. He served as Chairman – Outdoor Coalition from June 2000 to January 2003. Mr. Shearer was also elected as Vice President – Global Processes in January 2003. In May 2005, he became Senior Vice President and Chief Financial Officer.
Mr. Wiseman joined VF in 1995 as Executive Vice President of Finance, Operations and Manufacturing at the JanSport division. In 1998 he became President of the Bestform division and was elected Vice President of VF and Chairman – Global Intimate Apparel Coalition in October 2000, serving in this role until February 2004. He was elected as Vice President – Sportswear Coalition in August 2003. Mr. Wiseman was also elected as Vice President and Chairman – Outdoor and Sportswear Coalitions in February 2004. In May 2005, he became Executive Vice President – Global Brands. Mr. Wiseman was named President and Chief Operating Officer in March 2006.
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

Item 1A. Risk Factors
The following risk factors should be read carefully in connection with evaluating VF’s business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect VF’s business, its operating results and its financial condition.
RISKS SPECIFIC TO VF CORPORATION
A substantial portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers could substantially reduce VF’s profits.
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 34% of revenues in fiscal 2005, with Wal-Mart accounting for 16% of revenues. Sales are generally on a purchase order basis, and VF does not have long-term agreements with any of its customers. A decision by any of VF’s major customers to decrease significantly the number of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, the retail industry has experienced consolidation and other ownership changes, such as the merger of Federated Department Stores, Inc. and The May Department Stores Company and the merger of Sears, Roebuck and Company and Kmart Holding Corporation in 2005. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could decrease the number of stores that carry VF’s products or increase the ownership concentration within the retail industry. These changes could both impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.
VF’s business could be adversely affected by financial instability experienced by its customers.
During the past several years, various retailers have experienced significant financial difficulties, which in some cases have resulted in bankruptcies, liquidations and store closings. VF sells a large portion of its products on open account to national and regional department, mid-tier and mass market stores in the United States. The financial difficulties of a customer could result in reduced business with that customer. VF may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments occur, VF’s inability to shift sales to other customers or to collect on its trade accounts receivable from one of its major customers could substantially reduce VF’s income and have a material adverse effect on its financial condition and results of operations.
The apparel industry is highly competitive, and VF’s success depends on its ability to respond to constantly changing fashion trends and consumer demand. Reduced sales or prices resulting from competition could have a material adverse effect on VF.
VF competes with numerous domestic and foreign brands and manufacturers of apparel. In addition, VF competes directly with the private label brands of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on its ability to:
•	anticipate and respond to changing consumer trends in a timely manner;

•	develop attractive, quality products;

•	maintain favorable brand recognition;

•	appropriately price products;

•	provide effective marketing support;

•	ensure product availability and optimize supply chain efficiencies; and

•	obtain sufficient retail floor space and effectively present its products at retail.
VF attempts to minimize risks associated with competition, including risks related to changing style trends and product acceptance, by studying retail sales trends. The failure, however, to compete effectively or to keep pace with rapidly changing markets and trends could have a material adverse effect on VF’s business, financial condition and results of operations. In addition, if VF misjudges fashion trends and market conditions, VF could be faced with significant excess inventories for some products that it may have to sell at a loss and missed opportunities with others that may result in lost sales.
VF’s profitability may decline as a result of increasing pressure on margins.
VF’s industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause VF to reduce its sales prices to retailers and consumers, which could cause VF’s gross margin to decline if VF is unable to offset price reductions with comparable reductions in its operating costs. If VF’s sales prices decline and VF fails to sufficiently reduce its product costs or operating expenses or increase its selling prices, VF’s profitability will decline. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.
VF may not succeed in implementing its growth strategy.
One of VF’s key strategic objectives is growth. VF seeks to grow through organic growth and acquisitions, building new growing lifestyle brands, expanding its share with winning customers, stretching its brands and customers to new geographies, fueling the growth by leveraging its supply chain and information technology capabilities across VF, expanding its direct-to-consumer business and building new growth enablers by identifying and developing high potential employees. VF may have difficulty identifying acquisition targets, and it may not be able to successfully integrate a newly acquired business or achieve any expected cost savings or synergies from such integration. VF may not be able to achieve planned cost savings from its ongoing businesses. VF may not be able to expand its share with winning customers, expand its brands geographically or achieve the expected results from its supply chain initiatives. VF may also have difficulty recruiting or developing qualified managers. The failure to implement its growth strategies may have a material adverse effect on VF’s business.
If VF encounters problems with its distribution system, VF’s ability to deliver its products to the market would be adversely affected.
VF relies on its distribution facilities to warehouse and, using its own employees or in some cases independent contractors, to ship product to its customers. VF’s distribution system includes computer- controlled and automated equipment, which means its operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions or other system failures. Because substantially all of VF’s products are distributed from a relatively small number of locations, VF’s operations could also be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers. VF maintains business interruption insurance, but it may not adequately protect VF from the adverse effects that could be caused by significant disruptions in VF’s distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, VF’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from its distribution facilities. If VF encounters problems with its distribution system, VF’s ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.
VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of that technology could harm VF’s ability to effectively operate its business.

VF’s ability to effectively manage and operate its business depends significantly on its information technology systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of VF’s business. It could also require significant expenditures to remediate any such failure, problem or breach.
VF uses foreign suppliers and manufacturing facilities for a substantial portion of its finished products and raw materials, which poses risks to VF’s business operations.
During fiscal 2005, in excess of 65% of VF’s products sold were produced by and purchased or procured from independent manufacturers located in countries in the Far East, Indian subcontinent, Caribbean and Central America, and more than 30% were produced by VF-owned and operated manufacturing facilities located in Europe, Mexico and the Caribbean. Although no single supplier and no one country is critical to VF’s production needs, any of the following could materially and adversely affect VF’s ability to produce or deliver its products and, as a result, have a material adverse effect on VF’s business, financial condition and results of operations:
•	political or labor instability in countries where VF’s facilities, contractors and suppliers are located;

•	political or military conflict involving the United States, which could cause a delay in the transportation of VF’s products and raw materials to VF and an increase in transportation costs;

•	heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for VF’s anti-counterfeiting measures and damage to the reputation of its brands;

•	disease epidemics and health-related concerns, such as the SARS, bird flu, mad cow and hoof and mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of VF’s goods produced in infected areas;

•	imposition of regulations and quotas relating to imports and VF’s ability to adjust timely to changes in trade regulations, which, among other things, could limit VF’s ability to produce products in cost-effective countries that have the labor and expertise needed; and

•	imposition of duties, taxes and other charges on imports.
If VF’s suppliers fail to use acceptable ethical business practices, VF’s business could suffer.
VF requires third party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, VF requires all suppliers making VF-branded apparel, whether directly for VF or for its licensees, to comply with its Terms of Engagement and Global Compliance Principles. VF’s staff and third parties retained for such purposes periodically visit and audit the operations of VF’s independent manufacturers and owned and operated facilities to determine compliance. However, VF does not control its independent manufacturers or their labor and other business practices. If one of VF’s manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to VF could be interrupted, orders could be cancelled, relationships could be terminated and VF’s reputation could be damaged. Any of these events could have a material adverse effect on VF’s revenues and, consequently, its results of operations.
VF’s results of operations could be materially harmed if VF is unable to accurately forecast demand for its products.

VF often places orders for products with its manufacturers before its customers’ orders are firm. Therefore, if VF fails to accurately forecast customer demand, VF may experience excess inventory levels or a shortage of product to deliver to its customers. Factors that could affect VF’s ability to accurately forecast demand for its products include:
•	an increase or decrease in consumer demand for VF’s products or for products of its competitors;

•	VF’s failure to accurately forecast customer acceptance for its new products;

•	new product introductions by competitors;

•	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders placed by retailers;

•	weak economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items such as VF’s products; and

•	terrorism or acts of war, or the threat of terrorism or acts of war, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.
Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which would have an adverse effect on VF’s results of operations and financial condition. In addition, if VF underestimates the demand for its products, its manufacturing facilities or third party manufacturers may not be able to produce products to meet VF’s customer requirements, and this could result in delays in the shipment of its products and its ability to recognize revenue, as well as damage to its reputation and customer relationships. There can be no assurance that VF will be able to successfully manage inventory demand to meet future order and reorder requirements.
The loss of members of VF’s executive management and other key employees could have a material adverse effect on its business.
VF depends on the services and management experience of its executive officers who have substantial experience and expertise in VF’s business. VF also depends on other key employees involved in the operation of its business. Competition for qualified personnel in the apparel industry is intense. The unexpected loss of services of one or more of these individuals could materially adversely affect VF.
VF may be unable to protect its trademarks and other intellectual property rights.
VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others imitating its products and infringing its intellectual property rights. With the shift in product mix to higher priced brands, VF is more susceptible to infringement of its intellectual property rights. Some of VF’s brands, such as The North Face®, JanSport®, Nautica®, Wrangler® and Lee® brands, enjoy significant worldwide consumer recognition, and the generally higher pricing of such branded products creates additional risk of counterfeiting and infringement.
Imitation or counterfeiting of VF’s products or infringement of its intellectual property rights could diminish the value of its brands or otherwise adversely affect VF revenues. Actions VF has taken to establish and protect its trademarks and other intellectual property rights may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of VF’s products as a violation of the trademarks and intellectual property rights of others.

The value of VF’s intellectual property could diminish if others assert rights in, or ownership of, trademarks and other intellectual property rights of VF’s or in trademarks that are similar to VF’s or trademarks that VF licenses and/or markets. VF may be unable to successfully resolve these types of conflicts to its satisfaction. In some cases, there may be trademark owners who have prior rights to VF’s trademarks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar trademarks. VF is, from time to time, involved in opposition and cancellation proceedings with respect to some items of its intellectual property.
VF obtains licensing royalties and relies on its licensees to maintain the value of its brands.
Although only a relatively small portion of VF’s revenues, $74 million or 1.1%, were derived from licensing royalties in 2005, and although VF generally has significant control over its licensee’s products and advertising, VF relies on its licensees for, among other things, operational and financial controls over their businesses. Failure of its licensees to successfully market licensed products or VF’s inability to replace its existing licensees could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of its other products. Risks are also associated with a licensee’s ability to:
•	obtain capital;

•	manage its labor relations;

•	maintain relationships with its suppliers;

•	manage its credit risk effectively; and

•	maintain relationships with its customers.
In addition, VF relies on its licensees to help preserve the value of its brands. Although VF makes every attempt to protect its brands through, among other things, approval rights over design, production processes and quality, packaging, merchandising, distribution, advertising and promotion of its products, VF cannot completely control the use by its licensees of each of its licensed brands. The misuse of a brand by a licensee could have a material adverse effect on that brand.
RISKS APPLICABLE TO THE APPAREL INDUSTRY
VF’s revenues and profits depend on the level of consumer spending for apparel, which is sensitive to general economic conditions and other factors affecting consumer confidence.
The apparel industry has historically been subject to substantial cyclical variations and is particularly affected by adverse trends in the general economy. The success of VF’s operations depends on consumer spending. Consumer spending is influenced by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment and wages), business conditions, interest rates, energy prices, availability of credit and tax rates in the international, national, regional and local markets where VF’s products are sold. Any significant deterioration in general economic conditions, recession or increases in interest rates could reduce the level of consumer spending and inhibit consumers’ use of credit. A significant decline in the securities markets could materially affect consumer confidence, the financial condition of VF’s customers, and its operating costs through higher contributions to its pension plan. In addition, natural disasters, war, terrorist activity or the threat of war or terrorist activity could adversely affect consumer spending and thereby have a material adverse effect on VF’s financial condition and results of operations.

Fluctuations in the price, availability and quality of raw materials could increase costs and cause delay.
Fluctuations in the price, availability and quality of the fabrics or other raw materials used by VF in its manufactured apparel could have a material adverse effect on VF’s cost of sales or its ability to meet its customers’ demands. The prices for such fabrics depend on demand and market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. In the future, VF may not be able to pass all or a portion of such higher raw materials prices on to its customers.
VF’s business is exposed to foreign currency fluctuations.
Approximately 25% of VF’s Total Revenues is derived from international markets. VF’s foreign businesses operate in functional currencies other than the United States dollar. Assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. In addition, VF sources and manufactures much of its products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which VF’s international businesses sell products. Furthermore, VF’s international sales and licensing revenue are derived from sales in foreign currencies. Although VF hedges some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, foreign currency fluctuations could have a material adverse impact on its financial condition and results of operations.
VF’s ability to sell products in international markets may be affected by legal, regulatory, political and economic risks.
VF’s ability to capitalize on growth in new international markets and to maintain the current level of operations in its existing international markets is subject to risks associated with international operations. These include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets.
VF cannot predict whether quotas, duties, taxes or other similar restrictions will be imposed by the United States, the European Union, Japan or other countries upon the import or export of its products in the future, or what effect any of these actions would have on VF’s business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require VF to modify its current business practices.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties.
VF owns certain facilities used in manufacturing and distribution activities. Other facilities are leased under operating leases that generally contain renewal options. Management believes all facilities and machinery and equipment are in good condition and are suitable for VF’s needs. Manufacturing and distribution facilities being utilized at the end of 2005 are summarized below by reportable segment:

Square
Footage
Jeanswear	6,300,000
Outdoor	900,000
Intimate Apparel	2,000,000
Imagewear	2,600,000
Sportswear	500,000

12,300,000

In addition, VF owns or leases various administrative and office space having 2,200,000 square feet of space and owns or leases 4,700,000 square feet that are used for outlet and other retail locations. Approximately 79% of the outlet space is used for selling and warehousing VF’s products, with the balance consisting of space leased to tenants and common areas. In addition to the above, VF owns facilities having 1,000,000 square feet of space formerly used in operations but now held for sale.
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
PART II
Item 5. Market for VF’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Information concerning the market and price history of VF’s Common Stock, plus dividend information, is incorporated herein by reference to “Quarterly Results of Operations” and “Investor Information – Common Stock, Shareholders of Record, Dividend Policy, Dividend Reinvestment Plan, Dividend Direct Deposit and Quarterly Common Stock Price Information” in the 2005 Annual Report, a copy of which is filed as Exhibit 13 to this report.
Issuer purchases of equity securities:

			Total Number of
		Weighted	Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Fiscal Period	Purchased	per Share	Programs	Plans or Programs (1)
October 2005	—	—	—	2,320,000
November 2005	900,000	$53.67	900,000	1,420,000
December 2005	100,000	55.60	100,000	1,320,000

Total	1,000,000		1,000,000

(1)	The VF Board of Directors authorized the repurchase of an additional 10.0 million shares in February 2006, bringing the total shares available for repurchase to 11.3 million. VF intends to repurchase 2.0 million shares in 2006, although the actual number purchased during 2006 may vary depending on acquisition and other investment opportunities that may arise. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance-based restricted stock units the number of shares having an aggregate fair market value equal to any minimum statutory federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were 348 shares withheld under the Mid-Term Incentive Plan during the three month period ended December 31, 2005.
Item 6. Selected Financial Data.
Selected financial data for VF for each of its last five fiscal years is incorporated herein by reference to “Financial Summary” in the 2005 Annual Report, a copy of which is filed as Exhibit 13 to this report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A discussion of VF’s financial condition and results of operations is incorporated herein by reference to the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2005 Annual Report, a copy of which is filed as Exhibit 13 to this report.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
A discussion of VF’s market risks is incorporated herein by reference to “Risk Management” in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2005 Annual Report, a copy of which is filed as Exhibit 13 to this report.
Item 8. Financial Statements and Supplementary Data.
Financial statements of VF, together with the report thereon of PricewaterhouseCoopers LLP dated March 10, 2006, and specific supplementary financial information, are incorporated herein by reference to the 2005 Annual Report, a copy of which is filed as Exhibit 13 to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that VF’s disclosure controls and procedures are effective to ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Additionally, the disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of VF’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is incorporated herein by reference to the 2005 Annual Report, a copy of which is filed as Exhibit 13 to this report.
Changes in Internal Control Over Financial Reporting
There were no changes in VF’s internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors and Executive Officers of VF.
Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included in VF’s Proxy Statement relating to VF’s 2006 Annual Meeting of Shareholders under the caption “Election of Directors” and is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included in the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
VF has adopted a written code of ethics, “VF Corporation Code of Business Conduct,” that is applicable to all VF directors, officers and employees, including VF’s chief executive officer, chief financial officer, chief accounting officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the Securities and Exchange Commission’s rules and regulations, a copy of the code was filed as Exhibit 14 to Form 10-K for the year ended January 1, 2005. The code is incorporated herein by reference and is also posted on VF’s website, www.vfc.com. VF will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.vfc.com.
The Board of Directors’ Corporate Governance Principles, the Audit Committee, Nominating and Governance Committee, Compensation Committee and Finance Committee charters and other corporate governance information, including the method for interested parties to communicate directly with non-management members of the Board of Directors, are available on VF’s website. These documents, as well as the VF Corporation Code of Business Conduct, will be provided free of charge to any shareholder upon request directed to the Secretary of VF at P.O. Box 21488, Greensboro, NC 27420.
Item 11. Executive Compensation.
Information required by Item 11 of this Part III is included in the 2006 Proxy Statement under the caption “Executive Compensation” (excluding the Compensation Committee Report) and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 of this Part III is included in the 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
Information required by Item 13 of this Part III is included in the 2006 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.

Information required by Item 14 of this Part III is included in the 2006 Proxy Statement under the caption “Professional Fees of PricewaterhouseCoopers LLP” and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
1.	Financial statements — Included in Exhibit 13, the 2005 Annual Report, and incorporated by reference in Item 8 of this report (*):

Consolidated balance sheets — December 2005 and 2004

Consolidated statements of income — Fiscal years ended December 2005, 2004 and 2003

Consolidated statements of comprehensive income — Fiscal years ended December 2005, 2004 and 2003

Consolidated statements of cash flows — Fiscal years ended December 2005, 2004 and 2003

Consolidated statements of common stockholders’ equity — Fiscal years ended December 2005, 2004 and 2003

Notes to consolidated financial statements

Report of independent registered public accounting firm

*	VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2005”, “2004” and “2003” relate to the fiscal years ended on December 31, 2005 (52 weeks), January 1, 2005 (52 weeks) and January 3, 2004 (52 weeks), respectively.

2.	Financial statement schedules — The following consolidated financial statement schedule is included herein:

Schedule II — Valuation and qualifying accounts

Report of independent registered public accounting firm on financial statement schedule

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

Number	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession:
(A)	Agreement and Plan of Merger dated as of July 7, 2003 among Nautica Enterprises, Inc., VF Corporation and Voyager Acquisition Corporation (Incorporated by reference to Exhibit 2.1 to Form 8-K dated July 7, 2003)

(B)	Agreement and Plan of Merger dated as of April 27, 2004 among Vans Inc., VF Corporation and McGarrett Corporation (Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 27, 2004)
3	Articles of incorporation and bylaws:
(A)	Articles of Incorporation, as amended and restated as of April 18, 1986 (Incorporated by reference to Exhibit 3(A) to Form 10-K for the year ended January 4, 1992)

(B)	Articles of Amendment amending Article Fifth of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(B) to Form 10-Q for the quarter ended April 4, 1998)

(C)	Statement with Respect to Shares of Series B ESOP Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K dated January 22, 1990)

(D)	Articles of Amendment with Respect to Designation of Series A Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

(E)	Bylaws, as amended through April 20, 1999 and as presently in effect (Incorporated by reference to Exhibit 3(E) to Form 10-K for the year ended January 1, 2000)
4	Instruments defining the rights of security holders, including indentures:
(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

(B)	A specimen of VF’s Series B ESOP Convertible Preferred Stock certificate (Incorporated by reference to Exhibit 4(B) to Form 10-K for the year ended December 29, 1990)

(C)	Indenture between VF and Morgan Guaranty Trust Company of New York, dated January 1, 1987 (Incorporated by reference to Exhibit 4.1 to Form S-3 Registration No. 33-10939)

(D)	First Supplemental Indenture between VF, Morgan Guaranty Trust Company of New York and United States Trust Company of New York, dated September 1, 1989 (Incorporated by reference to Exhibit 4.3 to Form S-3 Registration No. 33-30889)

(E)	Second Supplemental Indenture between VF and United States Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 6, 1994)

(F)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

(G)	Form of 8.50% Note due 2010 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 2000)

(H)	Rights Agreement, dated as of October 22, 1997, between VF and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 1 to Form 8-A dated January 23, 1998)

(I)	Amendment No. 1 to Rights Agreement dated as of January 28, 2000, between VF and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 2 to Form 8-A (Amendment No. 1) dated January 31, 2000)

(J)	Form of 6% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended April 3, 2004)

(K)	Form of 6% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended April 3, 2004)

(L)	Exchange and Registration Rights Agreement dated October 14, 2003 (Incorporated by reference to Exhibit 4(d) to Form 10-Q for the quarter ended October 4, 2003).

10	Material contracts:

	*(A)	1991 Stock Option Plan (Incorporated by reference to Exhibit A to the 1992 Proxy Statement dated March 18, 1992)

	*(B)	1996 Stock Compensation Plan, as amended and restated as of February 10, 2004 (Incorporated by reference to Exhibit A to the 2004 Proxy Statement dated March 25, 2004)

	*(C)	Amendment to 1996 Stock Compensation Plan dated October 19, 2005 (Incorporated by reference to Form 8-K filed October 26, 2005)

	*(D)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(d) to Form 8-K filed on December 17, 2004)

	*(E)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Plan Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(e) to Form 8-K filed on December 17, 2004)

	*(F)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(A) to Form 8-K filed on February 10, 2005)

	*(G)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2005)

	*(H)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

	*(I)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001

(Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

*(J)	Executive Deferred Savings Plan II (Incorporated by reference to Exhibit 10(a) to Form 8-K filed on December 17, 2004)

*(K)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)

*(L)	Second Amended Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended April 5, 2003)

*(M)	Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended April 5, 2003)

*(N)	Fifth Amended Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended December 31, 1994)

*(O)	Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(C) to Form 10-Q for the quarter ended April 5, 2003)

*(P)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants whose Pension Plan Benefits are limited by the Internal Revenue Code (Incorporated by reference to Exhibit 10(D) to Form 10-Q for the quarter ended April 5, 2003)

*(Q)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10(E) to Form 10-Q for the quarter ended April 5, 2003)

*(R)	Amended Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 2004)

*(S)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 3, 2004)

*(T)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

*(U)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(c) to Form 8-K filed on December 17, 2004)

*(V)	Executive Incentive Compensation Plan as Amended and Restated February 11, 2003 (Incorporated by reference to Exhibit 10(G) to Form 10-Q for the quarter ended April 5, 2003)

*(W)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 4, 1997)

*(X)	Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the year ended December 29, 2001)

*(Y)	2004 Mid-Term Incentive Plan, a subplan under the 1996 stock compensation plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for year ended January 3, 2004)

(Z)	Revolving Credit Agreement, September 25, 2003 (Incorporated by reference to Exhibit 10 to the Form 10-Q for the quarter ended October 4, 2003)

(AA)	Credit Agreement dated October 27, 2005, by and among VF Investments S.a.r.l., VF Europe BVBA, VF Asia Ltd. and VF International S.a.g.l., as Borrowers, VF Corporation, as Guarantor, ABN AMRO Bank N.V., as Administrative Agent and Documentation Agent, Barclays Capital as Syndication Agent, ABN AMRO Bank N.V., Barclays Capital, HSBC Bank USA, N.A., ING Capital LLC, Banco Santander Central Hispano, S.A. and J.P. Morgan Securities Inc., as Mandated Lead Arrangers and Book Runners and the Lenders party thereto from time to time (Incorporated by reference to Form 8-K filed October 31, 2005)

*(BB)	Resolution of the Board of Directors dated October 20, 2005, relating to compensation of Directors of VF (Incorporated by reference to Form 8-K filed October 26, 2005)

*(CC)	Agreement with Terry L. Lay, Former Vice President of VF Corporation (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 2, 2005)

*(DD)	Agreement with John P. Schamberger, Vice President of VF Corporation dated December 27, 2005

*Management compensation plans

13	Annual report to security holders

14	Code of Business Conduct (incorporated by reference to Exhibit 14 to Form 10-K for the year ended January 1, 2005). The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF at P.O. Box 21488, Greensboro, North Carolina 27420

21	Subsidiaries of the Corporation

23	Consent of independent registered public accounting firm

24	Power of attorney

31.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Mackey J. McDonald
Chairman and Chief
Executive Officer
(Chief Executive Officer)

	By:	/s/ Robert K. Shearer

Robert K. Shearer
Senior Vice President
and Chief Financial Officer
(Chief Financial Officer)

	By:	/s/ Bradley W. Batten

Bradley W. Batten
Vice President — Controller
March 10, 2006		(Chief Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Edward E. Crutchfield*	Director
Juan Ernesto de Bedout*	Director
Ursula F. Fairbairn*	Director
Barbara S. Feigin*	Director	March 10, 2006
George Fellows*	Director
Daniel R. Hesse*	Director
Robert J. Hurst*	Director
W. Alan McCollough*	Director
Mackey J. McDonald* Clarence Otis, Jr.*	Director Director
M. Rust Sharp* Raymond G. Viault*	Director Director

*By:	/s/ C. S. Cummings	March 10, 2006

C. S. Cummings, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Stockholders of VF Corporation:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 10, 2006 appearing in the 2005 Annual Report to Shareholders of VF Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 10, 2006

VF CORPORATION
Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E

		ADDITIONS

		(1)	(2)

	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

	(Dollars in thousands)
Fiscal year ended December 2005
Allowance for doubtful accounts	$59,264	7,831	553	(C)	12,320	(A)	$55,328

Valuation allowance for deferred income tax assets	$109,202	16,562	—		18,463	(B)	$107,301

Fiscal year ended December 2004
Allowance for doubtful accounts	$63,553	4,206	5,690	(C)	14,185	(A)	$59,264

Valuation allowance for deferred income tax assets	$109,537	7,276	—		7,611	(B)	$109,202

Fiscal year ended December 2003
Allowance for doubtful accounts	$48,227	11,197	8,878	(C)	4,749	(A)	$63,553

Valuation allowance for deferred income tax assets	$110,842	2,475	—		3,780	(B)	$109,537

(A)	Deductions include accounts written off, net of recoveries, and the effect of foreign currency translation.

(B)	Deductions relate to circumstances where it is more likely than not that deferred income tax assets will be realized and the effects of foreign currency translation.

(C)	Additions due to the acquisitions of Reef and Holoubek in 2005, Vans, Napapijri and Kipling in 2004 and Nautica in 2003. These amounts reflect the amount of allowance for doubtful accounts at their respective acquisition dates to record accounts receivable at net realizable value.