Form 10-Q
period 2006-04-01
V F CORP
filed 2006-05-08
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities and Exchange Act of 1934. (check one):
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).  YES  ☐  NO  ☑
On April 29, 2006, there were 109,767,333 shares of the registrant’s Common Stock outstanding.

VF CORPORATION
INDEX

Page No.
Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

Consolidated Statements of Income: Three months ended March 2006 and March 2005	3

Consolidated Balance Sheets: March 2006, December 2005 and March 2005	4

Consolidated Statements of Cash Flows: Three months ended March 2006 and March 2005	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 — Controls and Procedures	19

Part II — Other Information

Item 1A — Risk Factors	20

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 4 — Submission of Matters to a Vote of Security Holders	20

Item 6 — Exhibits	21

Signatures	22
Award Certificate for Restricted Stock granted to Eric C. Wiseman
Amended and Restated Second Supplemental Annual Benefit Determination
Amended and Restated Fourth Supplemental Annual Benefit Determination
Amended and Restated Fifth Supplemental Annual Benefit Determination
Amended and Restated Seventh Supplemental Annual Benefit Determination
Amended and Restated Eighth Supplemental Annual Benefit Determination
Amended and Restated Ninth Supplemental Annual Benefit Determination
Amended and Restated Tenth Supplemental Annual Benefit Determination
Amended and Restated Eleventh Supplemental Annual Benefit Determination
Amended and Restated Supplemental Executive Retirement Plan
Certification of the Principal Executive Officer
Certification of the Principal Financial Officer
Certification of the Principal Executive Officer, pursuant to Section 906
Certification of the Principal Financial Officer, pursuant to Section 906

Part I — Financial Information
Item 1 —  Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March
	2006	2005*
Net Sales	$1,646,405	$1,563,643
Royalty Income	19,328	18,542

Total Revenues	1,665,733	1,582,185

Costs and Operating Expenses
Cost of goods sold	964,558	915,564
Marketing, administrative and general expenses	498,228	480,115

	1,462,786	1,395,679

Operating Income	202,947	186,506

Other Income (Expense)
Interest income	1,418	3,016
Interest expense	(12,690)	(18,674)
Miscellaneous, net	882	119

	(10,390)	(15,539)

Income Before Income Taxes and Cumulative Effect of a Change in Accounting Policy	192,557	170,967

Income Taxes	64,372	56,281

Income Before Cumulative Effect of a	128,185	114,686
Change in Accounting Policy

Cumulative Effect of a Change in Accounting Policy	—	(11,833)

Net Income	$128,185	$102,853

Earnings Per Common Share — Basic
Income before cumulative effect of a change in accounting policy	$1.16	$1.02
Cumulative effect of a change in accounting policy	—	(0.11)
Net income	1.16	0.92

Earnings Per Common Share — Diluted
Income before cumulative effect of a change in accounting policy	$1.14	$1.00
Cumulative effect of a change in accounting policy	—	(0.10)
Net income	1.14	0.89

Weighted Average Shares Outstanding
Basic	109,854	111,761
Diluted	112,339	114,993

Cash Dividends Per Common Share	$0.29	$0.27
* See Note A.
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March	December	March
	2006	2005	2005*
ASSETS

Current Assets
Cash and equivalents	$154,014	$296,557	$365,864
Accounts receivable, less allowances for doubtful accounts of:
March 2006 — $53,534; Dec. 2005 — $55,328;
March 2005 — $62,762	937,666	764,184	844,009
Inventories:
Finished products	828,146	853,309	757,384
Work in process	88,807	86,568	104,775
Materials and supplies	131,345	141,203	125,578

	1,048,298	1,081,080	987,737

Other current assets	212,425	223,555	156,347

Total current assets	2,352,403	2,365,376	2,353,957

Property, Plant and Equipment	1,601,435	1,551,411	1,544,786
Less accumulated depreciation	987,734	987,356	972,382

	613,701	564,055	572,404

Intangible Assets	740,932	744,313	653,574

Goodwill	1,097,797	1,097,037	1,028,235

Other Assets	414,264	400,290	411,499

	$5,219,097	$5,171,071	$5,019,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$213,049	$138,956	$37,852
Current portion of long-term debt	34,938	33,956	401,563
Accounts payable	346,821	451,900	319,010
Accrued liabilities	490,249	527,331	486,755

Total current liabilities	1,085,057	1,152,143	1,245,180

Long-term Debt	689,319	647,728	558,863

Other Liabilities	571,378	539,661	547,578

Commitments and Contingencies

Redeemable Preferred Stock	22,497	23,326	24,935

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
March 2006 — 109,276,579; Dec. 2005 — 110,107,854;
March 2005 — 111,830,436	109,277	110,108	111,830
Additional paid-in capital	1,302,085	1,277,486	1,199,976
Accumulated other comprehensive income (loss)	(186,975)	(164,802)	(110,062)
Retained earnings	1,626,459	1,585,421	1,441,369

Total common stockholders’ equity	2,850,846	2,808,213	2,643,113

	$5,219,097	$5,171,071	$5,019,669

* See Note A.
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March
	2006	2005*
Operating Activities
Net income	$128,185	$102,853
Adjustments to reconcile net income to cash used by operating activities:
Cumulative effect of a change in accounting policy	—	11,833
Depreciation	23,455	22,199
Amortization of intangible assets	4,018	3,696
Other amortization	4,237	4,100
Stock-based compensation	18,725	17,229
Provision for doubtful accounts	980	4,524
Pension funding in excess of expense	(64,055)	(44,739)
Other, net	796	(917)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(174,738)	(100,070)
Inventories	32,955	(10,106)
Accounts payable	(105,042)	(52,157)
Accrued liabilities and other	23,457	11,802

Cash used by operating activities	(107,027)	(29,753)

Investing Activities
Capital expenditures	(23,684)	(29,229)
Business acquisitions, net of cash acquired	(1,225)	(23,817)
Software purchases	(5,405)	(5,964)
Other, net	5,085	4,410

Cash used by investing activities	(25,229)	(54,600)

Financing Activities
Increase (decrease) in short-term borrowings	73,461	(4,751)
Payments on long-term debt	(488)	(531)
Purchase of Common Stock	(55,365)	(59,073)
Cash dividends paid	(32,252)	(30,801)
Proceeds from issuance of Common Stock	3,839	54,373
Tax benefits of stock option exercises	751	9,610

Cash used by financing activities	(10,054)	(31,173)

Effect of Foreign Currency Rate Changes on Cash	(233)	(4,117)

Net Change in Cash and Equivalents	(142,543)	(119,643)

Cash and Equivalents — Beginning of Year	296,557	485,507

Cash and Equivalents — End of Period	$154,014	$365,864

* See Note A.
See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
VF Corporation and its consolidated subsidiaries (“VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal first quarter ends on the Saturday closest to March 31. For presentation purposes herein, all references to periods ended March 2006, December 2005 and March 2005 relate to the fiscal periods ended on April 1, 2006, December 31, 2005 and April 2, 2005, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Similarly, the December 2005 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 30, 2006. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2005 (“2005 Form 10-K”).
During the fourth quarter of 2005, VF elected to early adopt FASB Statement No. 123 (Revised), Share-Based Payment, effective as of the beginning of 2005 using the modified retrospective method. Under this method of adoption, VF restated its 2005 interim financial statements as follows: (i) recorded in the first quarter a noncash charge as the Cumulative Effect of a Change in Accounting Policy for periods prior to January 2005, (ii) restated its operating results, including segment information, for each quarter of 2005 to recognize compensation cost for grants of stock options and other stock-based compensation, (iii) reclassified accrued stock-based compensation from Current Liabilities to Common Stockholders’ Equity in the Consolidated Balance Sheets and (iv) reclassified the tax benefits from the exercise of stock options from operating activities to financing activities in the Consolidated Statements of Cash Flows.
Beginning in the fourth quarter of 2005, Royalty Income was classified as a separate component of Total Revenues, with related expenses classified in Marketing, Administrative and General Expenses.
Note B — Stock-based Compensation
During the first quarter of 2006, VF granted options for 2,585,400 shares of Common Stock at an exercise price of $56.80 equal to the market value of VF Common Stock on the date of grant. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model for employee groups having similar exercise behaviors, with the following assumptions: expected volatility ranging from 19% to 30%, with a weighted average of 22%; expected term of 4.7 to 7.5 years; expected dividend yield of 1.9%; and risk-free interest rate ranging from 4.7% at six months to 4.6% at 10 years. The resulting weighted average fair value of these options at the date of grant was $14.00 per option.
Also during the first quarter of 2006, VF granted 299,600 restricted stock units, which vest at the end of a three year performance period, and 25,000 shares of restricted stock, which vest at the end of five years. The grant date fair values of the restricted stock units and restricted shares were $55.32 and $54.90, respectively.

Note C — Intangible Assets

		March 2006			December 2005
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
(Dollars in thousands)	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
License agreements	24 years	$147,212	$20,749	$126,463	$128,791
Customer relationships	22 years	89,658	8,952	80,706	81,849
Trademarks and other	10 years	5,173	1,315	3,858	4,026

Amortizable intangible assets, net				211,027	214,666

Indefinite-lived intangible assets:
Trademarks and tradenames				529,905	529,647

Intangible assets, net				$740,932	$744,313

*	Amortization of license agreements — accelerated and straight-line methods; customer relationships — accelerated methods; other — straight-line method.
Amortization expense of intangible assets for the first quarter of 2006 was $4.0 million. Estimated amortization expense for the remainder of 2006 is $13.4 million and for the years 2007 through 2010 is $17.0 million, $13.9 million, $12.2 million and $11.6 million, respectively.
Note D — Goodwill

			Intimate
(In thousands)	Jeanswear	Outdoor	Apparel	Imagewear	Sportswear	Total
Balance, December 2005	$193,685	$515,696	$117,526	$56,246	$213,884	$1,097,037
Adjustment to purchase price	—	400	—	—	—	400
Currency translation	87	273	—	—	—	360

Balance, March 2006	$193,772	$516,369	$117,526	$56,246	$213,884	$1,097,797

Note E — Pension Plans
VF’s net periodic pension cost is comprised of the following components:

	Three Months Ended March
(In thousands)	2006	2005
Service cost — benefits earned during the year	$5,507	$5,135
Interest cost on projected benefit obligations	16,575	15,338
Expected return on plan assets	(18,188)	(15,935)
Amortization of:
Prior service cost	870	870
Actuarial loss	6,855	5,366

Net periodic pension cost	$11,619	$10,774

During the first quarter of 2006, VF made a $75.0 million discretionary contribution to its qualified pension plan and made contributions totaling $0.7 million to fund benefit payments for the Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $2.3 million of contributions to fund benefit payments for the SERP during the remainder of 2006.
Note F — Business Segment Information
VF’s businesses are grouped into five product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments. Financial information for VF’s reportable segments for the first quarter of 2006 and 2005 is presented below:

	Three Months Ended March
(In thousands)	2006	2005*
Coalition revenues:
Jeanswear	$703,820	$713,502
Outdoor	385,645	285,381
Intimate Apparel	210,111	227,703
Imagewear	193,965	187,304
Sportswear	163,021	159,596
Other	9,171	8,699

Total coalition revenues	$1,665,733	$1,582,185

Coalition profit:
Jeanswear	$123,023	$116,679
Outdoor	50,592	31,725
Intimate Apparel	15,759	22,308
Imagewear	30,051	29,570
Sportswear	20,453	26,429
Other	(1,210)	(724)

Total coalition profit	238,668	225,987

Corporate and other expenses	(34,839)	(39,362)
Interest, net	(11,272)	(15,658)

Income before income taxes	$192,557	$170,967

Note G — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired, of 5,941,177 at March 2006, 4,962,478 at December 2005 and 2,042,276 at March 2005. In addition, 271,701 shares of VF Common Stock at March 2006, 269,043 shares at December 2005 and 266,235 shares at March 2005 were held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B ESOP Convertible Preferred Stock, of which 728,659 shares were outstanding at March 2006, 755,518 at December 2005 and 807,598 at March 2005.
Activity for 2006 in the Series B Preferred Stock, Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Preferred	Common	Additional	Retained
(In thousands)	Stock	Stock	Paid-in Capital	Earnings
Balance, December 2005	$23,326	$110,108	$1,277,486	$1,585,421
Net income	—	—	—	128,185
Cash dividends:
Common Stock	—	—	—	(31,864)
Series B Redeemable Preferred Stock	—	—	—	(380)
Conversion of Preferred Stock	(829)	43	—	786
Purchase of treasury stock	—	(1,000)	—	(54,635)
Stock compensation plans, net	—	126	24,599	(1,054)

Balance, March 2006	$22,497	$109,277	$1,302,085	$1,626,459

Other comprehensive income consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months Ended March
(In thousands)	2006	2005
Net income	$128,185	$102,853

Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(18,145)	(6,188)
Unrealized gains (losses) on derivative financial instruments, net of income taxes	(2,674)	5,322
Unrealized gains (losses) on marketable securities, net of income taxes	(1,354)	3,875

Comprehensive income	$106,012	$105,862

Accumulated Other Comprehensive Income (Loss) for 2006 is summarized as follows:

	Foreign	Minimum	Derivative
	Currency	Pension	Financial	Marketable
(In thousands)	Translation	Liability	Instruments	Securities	Total
Balance, December 2005	$(42,449)	$(143,192)	$7,296	$13,543	$(164,802)
Other comprehensive income	(18,145)	—	(2,674)	(1,354)	(22,173)

Balance, March 2006	$(60,594)	$(143,192)	$4,622	$12,189	$(186,975)

Note H — Earnings Per Share
Earnings per share was computed as follows:

	Three Months Ended March
(In thousands, except per share amounts)	2006	2005
Basic earnings per share:
Income before cumulative effect of a change in accounting policy	$128,185	$114,686
Less Preferred Stock dividends	380	421

Income available for Common Stock	$127,805	$114,265

Weighted average Common Stock outstanding	109,854	111,761

Basic earnings per share before cumulative effect of a change in accounting policy	$1.16	$1.02

Diluted earnings per share:
Income before cumulative effect of a change in accounting policy	$128,185	$114,686

Weighted average Common Stock outstanding	109,854	111,761
Effect of dilutive securities:
Preferred Stock	1,166	1,293
Stock options and other	1,319	1,939

Weighted average Common Stock and dilutive securities outstanding	112,339	114,993

Diluted earnings per share before cumulative effect of a change in accounting policy	$1.14	$1.00

Outstanding options to purchase 4.9 million shares of Common Stock have been excluded from the computation of diluted earnings per share for the first quarter of 2006 because the option exercise prices were greater than the average market price of the Common Stock. Similarly, options to purchase 2.4 million shares of Common Stock were excluded for the first quarter of 2005. Earnings per share for the Cumulative Effect of a Change in Accounting Policy and for Net Income in the first quarter of 2005 were computed using the same weighted average shares described above.
Note I — Subsequent Events
Subsequent to the end of the first quarter, the VF Board of Directors declared a regular quarterly cash dividend of $0.29 per share, payable on June 19, 2006 to shareholders of record as of the close of business on June 9, 2006.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Highlights of the first quarter included:
•	Revenues, net income and earnings per share for the first quarter were each at record levels.

•	Revenues increased 5% to $1,665.7 million. The increase in revenues was driven primarily by organic growth in our Outdoor businesses, plus revenues of the Reef® brand acquired on April 14, 2005. Changes in foreign currency translation rates negatively impacted 2006 revenues by $30 million, or by 2%, compared with the prior year quarter.

•	Net income increased 12% to $128.2 million, and earnings per share increased 14% to $1.14, with prior year amounts based on income before the cumulative effect of the change in accounting for stock-based compensation. (All per share amounts are presented on a diluted basis.) These increases resulted primarily from earnings growth in our Outdoor and Jeanswear coalitions and reduced interest expense. Foreign currency translation negatively impacted earnings per share by $0.02 per share in the 2006 quarter.
Analysis of Results of Operations
      Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2005:

First Quarter
2006 Compared
(In millions)	with 2005
Total revenues — 2005	$1,582
Organic growth	42
Acquisition in prior year (to anniversary date)	42

Total revenues — 2006	$1,666

One-half of the increase in Total Revenues in the first quarter of 2006 was due to organic growth, primarily in the Outdoor coalition businesses. In addition, Reef, which was acquired in April 2005, added $42 million to first quarter revenues. Additional details on revenues are provided in the section titled “Information by Business Segment.”
Approximately 25% of Total Revenues in 2005 were in international markets. In translating foreign currencies into the U.S. dollar, a stronger U.S. dollar in relation to the functional currencies where VF conducts the majority of its business (primarily the European euro countries) negatively impacted revenue comparisons by $30 million in 2006 relative to 2005. The average translation rate for the euro was $1.20 per euro during the 2006 quarter, compared with $1.30 during the 2005 quarter. It is likely that reported revenues for the second quarter of 2006 may also be negatively impacted from translation when compared with 2005.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months Ended March
	2006	2005
Gross margin (total revenues less cost of goods sold)	42.1%	42.1%

Marketing, administrative and general expenses	29.9	30.3

Operating income	12.2%	11.8%

Gross margin as a percentage of Total Revenues was 42.1% in both the 2006 and 2005 quarters. Improvements in operating efficiencies primarily at our domestic jeanswear and domestic outdoor businesses were offset by slight declines in other business units.
Marketing, Administrative and General Expenses as a percentage of Total Revenues decreased 0.4% in the 2006 quarter due to benefits of cost reduction actions. However, expenses for the full year 2006 are expected to be somewhat higher as a percent of revenues than in 2005, primarily due to a higher level of investments behind our brands and other specific growth initiatives.
Net Interest Expense decreased by $4.4 million in 2006 due to reduced borrowings and lower interest rates. During 2005, we repaid when due $300.0 million of 8.10% notes and $100.0 million of 6.75% notes. During the first quarter of 2006, we borrowed an average of $216 million at an average interest rate of 3.0% under an international bank credit agreement entered into in late 2005. Average interest-bearing debt outstanding totaled $852 million for the first quarter of 2006 and $999 million for the comparable period of 2005. The weighted average interest rate on outstanding debt was 5.9% and 7.3% for the 2006 and 2005 periods, respectively.
The effective income tax rate was 33.4% for the first quarter of 2006, compared with 32.7% for the full year 2005 and 32.9% for the comparable interim period of 2005. The effective income tax rate for the first quarter of 2006 was based on the expected rate of approximately 34% for the full year, adjusted for discrete favorable audit settlements arising in the quarter.
Income rose 12% to $128.2 million in the first quarter of 2006 from $114.7 million in 2005 before the cumulative effect of the change in accounting for stock-based compensation, with earnings per share rising 14% to $1.14 from $1.00. The slightly higher percentage increase in earnings per share reflected the effect of a lower number of shares outstanding in the 2006 period. In translating foreign currencies into the U.S. dollar, the stronger U.S. dollar had a $0.02 unfavorable impact on earnings per share in 2006 compared with the prior year quarter. The 2005 acquisition of Reef added $0.02 per share to the first quarter 2006 operating results.
Information by Business Segment
VF’s businesses are grouped into five product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments.
See Note F to the Consolidated Financial Statements for a summary of our results of operations by coalition, along with a reconciliation of Coalition Profit to Income before Income Taxes. Also, as explained in Note A, amounts for 2005 have been revised to conform with the 2006 presentation.

The following table presents a summary of the changes in our Total Revenues by coalition for the first quarter of 2006:

			Intimate
(In millions)	Jeanswear	Outdoor	Apparel	Imagewear	Sportswear	Other
Revenues — 2005	$713	$285	$228	$187	$160	$9
Organic Growth	(9)	59	(18)	7	3	—
Acquisition in prior year	—	42	—	—	—	—

Revenues — 2006	$704	$386	$210	$194	$163	$9

Jeanswear:
Overall Jeanswear Coalition revenues declined by 1% in 2006, with foreign currency negatively impacting 2006 revenues by $13 million, or by 2%. Domestic jeanswear revenues increased 1% reflecting strong performance in our mass market and Western specialty businesses. Unit sales of our Lee® branded products declined in the quarter but were above plan with positive trends late in the quarter. International jeanswear revenues decreased by 5% due to unfavorable effects of foreign currency translation relative to the prior year period.
Jeanswear Coalition Profit increased 5% in 2006 due to higher sales of full priced products and operating efficiencies in the domestic businesses.
Outdoor:
Revenues in our Outdoor businesses increased by $100.3 million, or by 35%, in the 2006 quarter, with $42 million of revenues contributed by the Reef® brand acquired in April 2005. Revenues in our existing businesses increased by 21% in 2006, led by global unit volume increases at The North Face resulting from strong consumer demand for its products and by unit volume gains at Vans in the United States. Foreign currency translation negatively impacted 2006 revenues by $13 million, or by 5%.
The strong volume gains achieved by The North Face® and Vans® brands, along with the first year contribution of Reef acquired in April 2005, were the primary drivers behind the 59% increase in Coalition Profit in the 2006 quarter. Due to the seasonal nature of the businesses comprising this coalition, the level of first quarter profitability is not indicative of expected full year results.
Intimate Apparel:
Intimate apparel revenues declined 8% due primarily to unit volume declines in our private label business in the United States. Private label revenues declined in 2006 compared with 2005 because the prior year quarter included sales of a major new product line with a private label specialty store customer that had benefited revenues through the first quarter of 2005. The decline in international revenues was due to an unfavorable $4 million impact of foreign currency translation relative to the prior year period.
Coalition Profit decreased 29% in the 2006 quarter. The decline in Coalition Profit and in margin percentage was primarily due to the lower sales and the resulting impact of higher costs due to low overhead absorption. We anticipate more stable performance for the remainder of the year.
Imagewear:
Coalition Revenues increased 4% in 2006, led by sales increases in industrial and career occupational apparel, while Coalition Profit increased 2%.

Sportswear:
Coalition Revenues increased 2%, with increases across our Nautica® lifestyle brand, John Varvatos® luxury apparel and Kipling® products in North America. At Nautica, men’s sportswear revenues increased with good sell-through of Spring products at our wholesale customer accounts, offset in part by lower sales at Nautica® brand retail stores.
Coalition Profit declined 23% due to spending related to retail store expansion for the Nautica®, John Varvatos® and Kipling® brand stores and spending to support the Fall 2006 launch of Nautica® women’s sportswear in the United States. In addition, profits reflected increased promotional activity at our Nautica® brand retail stores.
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
Corporate and Other Expenses consist of corporate headquarters expenses that are not allocated to the coalitions and certain other expenses related to but not allocated to the coalitions for internal management reporting, including development costs for management information systems, certain costs of maintaining and enforcing VF’s trademarks and miscellaneous consolidating adjustments. Corporate and Other Expenses decreased in 2006 due to lower stock-based compensation expense in 2006 and lower expense for insurance that is not allocated to the coalitions.
Analysis of Financial Condition
Balance Sheets
Accounts Receivable increased at March 2006 over the prior year date due to increased revenues in the latter part of the 2006 quarter compared with the prior year quarter. The number of days’ sales outstanding declined slightly in 2006. Receivables are higher at March 2006 than at the end of 2005 due to seasonal sales patterns.
Inventories increased by 6% in 2006 over the level at March 2005. One-third of the increase was due to Reef, acquired in April 2005. Otherwise, inventory changes are generally in line with or below expected sales increases in the second quarter of 2006. Inventory levels at March 2006 decreased 3% from December 2005 due to an overall improvement in inventory levels resulting from specific reduction efforts and the strength of first quarter 2006 sales.
Other Current Assets increased at March 2006 and December 2005 from March 2005 due to an increase in value-added taxes (“VAT”) arising from the legal reorganization of European subsidiaries and an increase in deferred income taxes. The additional VAT amounts will be recoverable over the next year.
Property, Plant and Equipment increased during the first quarter of 2006 due to the construction of an

Outdoor Coalition distribution center that will be placed in service during the second quarter. Included in this increase was a $42.6 million capital lease for the new facility.
Intangible Assets and Goodwill each increased from the levels at March 2005 due to the April 2005 acquisition of Reef. See Notes C and D to the Consolidated Financial Statements.
Short-term Borrowings at March 2006 consisted of the following: (i) $91.0 million of domestic commercial paper borrowings, (ii) a total U.S. dollar equivalent of $83.1 million of U.S. dollar and euro-denominated borrowings under the two term loan credit facilities that are part of the international bank credit agreement and (iii) $38.9 million of other international borrowings. Borrowings under the term credit facilities of our international bank credit agreement are short-term notes that can be continued to November 2007, but these amounts are classified as current liabilities because it is our intent to repay them within the next 12 months.
Accounts Payable and Accrued Liabilities are comparable at March 2006 and March 2005. Accounts Payable declined from the level at December 2005 due to an increase in inventories purchased near the end of the year. The decline in Accrued Liabilities from December 2005 related to the first quarter 2006 payment of a $75.0 million pension contribution and payment of incentive compensation earned for 2005, both of which were accrued as of the end of 2005, offset in part by increases related to growth in our business.
Total Long-term Debt, including the current portion, decreased from the level at March 2005 due to the repayment of $400.0 million of debt at the scheduled maturity dates after March 2005, offset in part by revolving credit borrowings of $120.4 million U.S. dollar equivalent under our new international bank credit agreement. Borrowings under the revolving credit portion of the international bank credit agreement are short-term notes that can be continued until October 2010. VF does not intend to pay down that amount in the next 12 months, and accordingly, it is classified as Long-term Debt. The increase in total Long-term Debt since December 2005 was due to the new $42.6 million capital lease obligation referred to in Property, Plant and Equipment.
Other Liabilities increased at March 2006 from both December 2005 and March 2005 due primarily to additional participant deferrals under VF’s deferred compensation plans.
Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	March	December	March
(Dollars in millions)	2006	2005	2005
Working capital	$1,267.3	$1,213.2	$1,108.8

Current ratio	2.2 to 1	2.1 to 1	1.9 to 1

Debt to total capital ratio	24.7%	22.6%	27.4%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity.
On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of operating income and changes in investments in inventories and other working capital components. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period. For the March 2006 quarter, cash used by operating activities was $107.0 million, compared with cash used by operating activities of $29.8 million in the March 2005 quarter. Net Income increased significantly in the 2006 quarter, compared with the 2005 period. However, the net change in working capital components during 2006 resulted in a use of funds of $223.4 million, compared with a use of $150.5 million in the 2005 period. The major reasons for the increased cash usage from changes in working capital between the two quarterly periods were a decrease in cash inflows from Accounts Receivable in the March 2006 quarter due to increased revenues late in the quarter compared with the prior year period and an increase in cash outflows for Accounts Payable in the 2006 quarter. Accounts payable were higher than normal at the end of 2005.
In addition to cash flow from operating activities, VF has significant liquidity based on its available debt capacity supported by its strong credit rating. VF has a $750.0 million unsecured committed bank facility that expires in September 2008. This bank facility supports a $750.0 million commercial paper program. Any issuance of commercial paper reduces the amount available under the bank facility. At the end of March 2006, $646.4 million was available for borrowing under the credit agreement, with $91.0 million supporting outstanding commercial paper and $12.6 million supporting standby letters of credit issued under the agreement. In addition, VF has an unsecured committed revolving credit agreement under an international bank credit agreement that expires in October 2010. At the end of March 2006, a U.S. dollar equivalent of $120.4 million was outstanding and $90.2 million was available for borrowing under the agreement. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.
The principal investing activities in the first quarter of 2006 related to capital spending. The largest single project against which spending occurred during the first quarter was a distribution center to support the growing sales of our Outdoor Coalition. Capital requirements for this project in the year 2006 will total approximately $67 million. Of that amount, $10.0 million was paid in cash and $42.6 million was funded by a capital lease in the first quarter, with the remainder expected to be paid in cash during the second quarter. For the full year, we expect that capital spending could reach $120 million (excluding the previously mentioned capital lease) and be funded by operating cash flows. Payments for business acquisitions in the 2005 quarter related to acquisition of the Holoubek business.
In April 2004, Standard & Poor’s Ratings Services affirmed its ‘A minus’ long-term corporate credit and senior unsecured debt ratings for VF. Standard & Poor’s ratings outlook is ‘stable.’ In March 2005, Standard & Poor’s stated that the ratings and outlook would not be affected by the purchase of Reef. In April 2004, Moody’s Investors Service affirmed VF’s long-term debt rating of ‘A3’ and short-term debt rating of ‘Prime-2’ and continued the ratings outlook as ‘negative’ due to heavy reliance on jeanswear, acquisition-related risks and projected softness in the workwear business. The negative outlook by Moody’s has not had an impact on VF’s ability to issue long or short-term debt. Furthermore, since the Moody’s update in April 2004, profitability in our jeanswear business has increased, acquisitions completed during 2004 and 2005 have overall been strongly accretive, and sales and profitability of our workwear business have increased. Existing debt agreements do not contain acceleration of maturity clauses based on changes in credit ratings.
During the first quarter of 2006, VF purchased 1.0 million shares of its Common Stock in open market transactions at a cost of $55.4 million (average price of $55.37 per share) and in the first quarter of 2005 purchased 1.0 million shares at a cost of $59.1 million (average price of $59.07 per share). During the first quarter of 2006, the Board of Directors authorized the purchase of 10.0 million shares, which along with previous authorizations brought the total approved authorization to 10.3 million shares as of the end of the first quarter of 2006. Our current intent is to repurchase an additional 1.0 million shares during the second quarter of 2006. The primary objective of our share repurchase program is to reduce the impact of dilution caused by exercises of stock options. The actual number purchased during 2006 may vary from current expectations depending on funding required to support business acquisitions and other opportunities.
Management’s Discussion and Analysis in our 2005 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2005 that would require the use of funds. Since the filing of our 2005 Form 10-K, there have been no material changes, except as stated below, relating to VF’s contractual obligations that require the use of funds or other financial commitments that may require the use of funds:
•	Inventory purchase obligations represent binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business. The total of these inventory purchase obligations increased by approximately $190 million at the end of the first quarter, compared with the 2005 year-end, to support seasonal sales expectations in succeeding months.
Management believes that VF’s cash balances and funds provided by operating activities, as well as unused committed bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise. Specifically, we believe VF has adequate liquidity to repay the (i) $33.0 million note due in August 2006 and (ii) total U.S. dollar equivalent of $83.1 million under the term loan facilities of our international bank credit agreement, which amount can be continued to November 2007 but which VF intends to repay within the next 12 months.
We do not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our 2005 Form 10-K.
The application of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion in our 2005 Form 10-K. There have been no material changes in these policies.
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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to maintain its distribution and information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees of the value of VF’s brands; the overall level of consumer spending; general economic conditions and other factors affecting consumer confidence; fluctuations in the price, availability and quality of raw materials; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in our 2005 Form 10-K.
Item 4 — Controls and Procedures
Disclosure controls and procedures:
Under the supervision of our Chief Executive Officer and Chief Financial Officer, a Disclosure Committee comprised of various members of management has evaluated the effectiveness of the disclosure controls and procedures at VF and its subsidiaries as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the Evaluation Date that such controls and procedures were effective.
Changes in internal control over financial reporting:
During VF’s fiscal quarter ended April 1, 2006, there have been no changes in VF’s internal control that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.

Part II — Other Information
Item 1A — Risk Factors
There have been no material changes to our risk factors from those disclosed in our 2005 Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

				Maximum Number of
		Weighted	Total Number of Shares	Shares that May Yet Be
	Total Number	Average	Purchased as Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Plans or
Fiscal Period	Purchased	per Share	Plans or Programs	Programs (1)
January 1 — January 28, 2006	140,000	$55.44	140,000	1,180,000
January 29 — February 25, 2006	168,000	55.93	168,000	11,012,000
February 26 — April 1, 2006	692,000	55.21	692,000	10,320,000

Total	1,000,000		1,000,000

(1)	The VF Board of Directors authorized the repurchase of 10.0 million additional shares in February 2006. VF intends to purchase 1.0 million additional shares during the second quarter of 2006, although the actual number purchased during this period may vary depending on funding required to support business acquisition and other opportunities. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance restricted stock units the number of shares having an aggregate fair market value equal to any federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were 7,308 shares withheld under the Mid-Term Incentive Plan during the first quarter of 2006.
Item 4 — Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of VF held on April 25, 2006, the following four nominees to the Board of Directors were elected to serve until the 2009 Annual Meeting:

	Votes For	Votes Withheld
Robert J. Hurst	94,923,574	5,996,707
W. Alan McCollough	91,160,783	9,759,498
M. Rust Sharp	93,606,615	7,313,666
Raymond G. Viault	94,918,459	6,001,822

The other directors, Juan Ernesto de Bedout, Edward E. Crutchfield, Ursula O. Fairbairn, Barbara S. Feigin, George Fellows, Daniel R. Hesse, Mackey J. McDonald and Clarence Otis, Jr., whose terms expire in future years, continued their service as directors after the meeting.
There was one additional proposal as follows:
•	The proposal to ratify the selection of PricewaterhouseCoopers LLP as VF’s independent registered public accounting firm for the 2006 fiscal year was approved by the shareholders. The vote was 98,719,268 for, 1,677,232 against and 523,781 abstaining.
Item 6 — Exhibits
10.1	Award Certificate for Restricted Stock granted to Eric C. Wiseman

10.2	Amended and Restated Second Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

10.3	Amended and Restated Fourth Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

10.4	Amended and Restated Fifth Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

10.5	Amended and Restated Seventh Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

10.6	Amended and Restated Eighth Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

10.7	Amended and Restated Ninth Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

10.8	Amended and Restated Tenth Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

10.9	Amended and Restated Eleventh Supplemental Annual Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

10.10	Amended and Restated Supplemental Executive Retirement Plan

31.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION

(Registrant)

	By:	/s/ Robert K. Shearer Robert K. Shearer
Senior Vice President and
Chief Financial Officer
(Chief Financial Officer)

Date: May 8, 2006

	By:	/s/ Bradley W. Batten Bradley W. Batten
Vice President — Controller
(Chief Accounting Officer)