Form 10-Q
period 2006-07-01
V F CORP
filed 2006-08-08
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
YES ☐ NO ☑
On July 29, 2006, there were 110,922,042 shares of the registrant’s Common Stock outstanding.

VF CORPORATION
INDEX

Page No.
Part I — Financial Information

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Income:
Three months and six months ended June 2006 and June 2005	3

Consolidated Balance Sheets:
June 2006, December 2005 and June 2005	4

Consolidated Statements of Cash Flows:
Six months ended June 2006 and June 2005	5

Notes to Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	22

Item 4 – Controls and Procedures	22

Part II — Other Information

Item 1A – Risk Factors	23

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6 – Exhibits	23

Signatures	24

By-laws, as amended through April 25, 2006 and as presently in effect
Certification of the Principal Executive Officer, pursuant to Section 302
Certification of the Principal Financial Officer, pursuant to Section 302
Certification of the Principal Executive Officer, pursuant to Section 906
Certification of the Principal Financial Officer, pursuant to Section 906

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2006	2005*	2006	2005*
Net Sales	$1,548,055	$1,435,831	$3,194,460	$2,999,474
Royalty Income	18,773	16,276	38,101	34,818

Total Revenues	1,566,828	1,452,107	3,232,561	3,034,292

Costs and Operating Expenses
Cost of goods sold	911,842	841,812	1,876,400	1,757,376
Marketing, administrative and general expenses	493,779	456,511	992,007	936,626

	1,405,621	1,298,323	2,868,407	2,694,002

Operating Income	161,207	153,784	364,154	340,290

Other Income (Expense)
Interest income	1,292	2,041	2,710	5,057
Interest expense	(13,862)	(18,490)	(26,552)	(37,164)
Miscellaneous, net	(84)	(137)	798	(18)

	(12,654)	(16,586)	(23,044)	(32,125)

Income Before Income Taxes and Cumulative Effect of a Change in Accounting Policy	148,553	137,198	341,110	308,165

Income Taxes	49,521	40,449	113,893	96,730

Income Before Cumulative Effect of a Change in Accounting Policy	99,032	96,749	227,217	211,435

Cumulative Effect of a Change in Accounting Policy	—	—	—	(11,833)

Net Income	$99,032	$96,749	$227,217	$199,602

Earnings Per Common Share — Basic
Income before cumulative effect of a change in accounting policy	$0.90	$0.87	$2.06	$1.90
Cumulative effect of a change in accounting policy	—	—	—	(0.11)
Net income	0.90	0.87	2.06	1.79

Earnings Per Common Share — Diluted
Income before cumulative effect of a change in accounting policy	0.88	0.85	2.02	1.85
Cumulative effect of a change in accounting policy	—	—	—	(0.10)
Net income	0.88	0.85	2.02	1.75

Weighted Average Shares Outstanding
Basic	109,879	110,254	109,867	111,008
Diluted	112,539	113,283	112,440	114,138

Cash Dividends Per Common Share	$0.55	$0.27	$0.84	$0.54

* See Note A
See notes to consolidated financial statements.

3

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June	December	June
	2006	2005	2005*
ASSETS

Current Assets
Cash and equivalents	$161,672	$296,557	$249,517
Accounts receivable, less allowances for doubtful accounts of:
June 2006 - $51,477; Dec. 2005 - $55,328; June 2005 - $63,733	892,732	764,184	792,747
Inventories:
Finished products	998,323	853,309	944,666
Work in process	91,204	86,568	91,594
Materials and supplies	133,881	141,203	141,064

	1,223,408	1,081,080	1,177,324

Other current assets	256,302	223,555	199,363

Total current assets	2,534,114	2,365,376	2,418,951

Property, Plant and Equipment	1,598,442	1,551,411	1,544,884
Less accumulated depreciation	991,421	987,356	985,297

	607,021	564,055	559,587

Intangible Assets	747,839	744,313	754,717

Goodwill	1,108,484	1,097,037	1,094,562

Other Assets	409,111	400,290	412,201

	$5,406,569	$5,171,071	$5,240,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$229,145	$138,956	$256,090
Current portion of long-term debt	36,164	33,956	301,585
Accounts payable	456,095	451,900	384,757
Accrued liabilities	458,650	527,331	499,513

Total current liabilities	1,180,054	1,152,143	1,441,945

Long-term Debt	693,359	647,728	559,181

Other Liabilities	611,749	539,661	565,579

Commitments and Contingencies

Redeemable Preferred Stock	—	23,326	24,626

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
June 2006 - 110,640,175; Dec. 2005 - 110,107,854; June 2005 - 111,094,795	110,640	110,108	111,095
Additional paid-in capital	1,368,082	1,277,486	1,218,995
Accumulated other comprehensive income (loss)	(180,782)	(164,802)	(133,028)
Retained earnings	1,623,467	1,585,421	1,451,625

Total common stockholders’ equity	2,921,407	2,808,213	2,648,687

	$5,406,569	$5,171,071	$5,240,018

* See Note A
See notes to consolidated financial statements.

4

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June
	2006	2005*
Operating Activities
Net income	$227,217	$199,602
Adjustments to reconcile net income to cash provided (used) by operating activities:
Cumulative effect of a change in accounting policy	—	11,833
Depreciation	47,525	47,633
Amortization of intangible assets	8,386	7,876
Other amortization	11,484	8,091
Stock-based compensation	29,523	25,641
Pension funding in excess of expense	(52,442)	(34,638)
Other, net	4,568	(8,225)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(120,133)	(36,288)
Inventories	(133,837)	(190,535)
Accounts payable	403	13,673
Accrued liabilities and other	(42,722)	(22,076)

Cash provided (used) by operating activities	(20,028)	22,587

Investing Activities
Capital expenditures	(57,187)	(50,722)
Business acquisitions, net of cash acquired	(3,893)	(211,301)
Software purchases	(7,196)	(9,484)
Sale of VF Playwear business	4,666	6,667
Other, net	9,582	12,670

Cash used by investing activities	(54,028)	(252,170)

Financing Activities
Increase in short-term borrowings	88,175	212,525
Payments on long-term debt	(1,444)	(100,743)
Purchase of Common Stock	(118,582)	(116,066)
Cash dividends paid	(93,607)	(61,309)
Proceeds from issuance of Common Stock	53,542	63,614
Excess tax benefits of stock option exercises	7,824	10,928

Cash provided (used) by financing activities	(64,092)	8,949

Effect of Foreign Currency Rate Changes on Cash	3,263	(15,356)

Net Change in Cash and Equivalents	(134,885)	(235,990)

Cash and Equivalents — Beginning of Year	296,557	485,507

Cash and Equivalents — End of Period	$161,672	$249,517

* See Note A
See notes to consolidated financial statements.

5

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A – Basis of Presentation
VF Corporation and its consolidated subsidiaries (“VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal second quarter ends on the Saturday closest to June 30. For presentation purposes herein, all references to periods ended June 2006, December 2005 and June 2005 relate to the fiscal periods ended on July 1, 2006, December 31, 2005 and July 2, 2005, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Similarly, the December 2005 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months and six months ended June 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 30, 2006. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2005 (“2005 Form 10-K”).
During the fourth quarter of 2005, VF elected to early adopt FASB Statement No. 123 (Revised), Share-Based Payment, effective as of the beginning of 2005 using the modified retrospective method. Under this method of adoption, VF restated its 2005 interim financial statements as follows: (i) recorded in the first quarter a noncash charge as the Cumulative Effect of a Change in Accounting Policy for periods prior to January 2005, (ii) restated its operating results, including segment information, for each quarter of 2005 to recognize compensation cost for grants of stock options and other stock-based compensation, (iii) reclassified accrued stock-based compensation from Current Liabilities to Common Stockholders’ Equity in the Consolidated Balance Sheets and (iv) reclassified the excess tax benefits from the exercise of stock options from operating activities to financing activities in the Consolidated Statements of Cash Flows.
Beginning in the fourth quarter of 2005, Royalty Income was classified as a separate component of Total Revenues, with related expenses classified in Marketing, Administrative and General Expenses. Prior year amounts have been reclassified to conform with the current year presentation.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. VF is currently evaluating the impact of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007.

Note B – Intangible Assets

	June 2006				December 2005
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
(Dollars in thousands)	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
License agreements	24 years	$147,485	$23,434	$124,051	$128,791
Customer relationships	22 years	91,413	10,638	80,775	81,849
Trademarks and other	8 years	9,143	1,606	7,537	4,026

Amortizable intangible assets, net				212,363	214,666

Indefinite-lived intangible assets:
Trademarks and tradenames				535,476	529,647

Intangible assets, net				$747,839	$744,313

*	Amortization of license agreements – accelerated and straight-line methods; customer relationships – accelerated methods; trademarks and other – accelerated and straight-line methods.
Amortization expense of intangible assets for the second quarter and first six months of 2006 was $4.4 million and $8.4 million, respectively. Estimated amortization expense for the remainder of 2006 is $8.9 million and for the years 2007 through 2010 is $17.4 million, $14.3 million, $12.5 million and $11.8 million, respectively.
Note C – Goodwill

			Intimate
(In thousands)	Jeanswear	Outdoor	Apparel	Imagewear	Sportswear	Total
Balance, December 2005	$193,685	$515,696	$117,526	$56,246	$213,884	$1,097,037
Additional purchase price	—	400	—	—	—	400
Adjustments to purchase price allocation	—	(447)	—	—	—	(447)
Currency translation	1,925	9,569	—	—	—	11,494

Balance, June 2006	$195,610	$525,218	$117,526	$56,246	$213,884	$1,108,484

Note D – Long-term Debt
During 2005, VF entered into a new international bank credit agreement consisting of (i) a euro-denominated five year revolving credit agreement for a U.S. dollar equivalent amount of $218.9 million, (ii) a euro-denominated two year term loan for a U.S. dollar equivalent of $50.0 million and (iii) a U.S. dollar-denominated two year term loan for $40.0 million. At the end of June 2006, there was $188.9 million outstanding under the agreement. While borrowings under the term credit facilities of the international bank credit agreement are short-term notes that can be continued to November 2007, $63.8 million of these borrowings was classified as Short-term Borrowings because of VF’s intent to repay that amount in the next 12 months. In addition, there is currently $125.1 million in borrowings under the revolving credit portion of the agreement. These short-term notes can be continued until October 2010. This amount is classified as Long-term Debt as VF does not intend to pay down the amount in the next 12 months.
Note E – Pension Plans
VF’s net periodic pension cost was comprised of the following components:

	Three Months Ended June		Six Months Ended June
(In thousands)	2006	2005	2006	2005
Service cost — benefits earned during the year	$5,507	$5,135	$11,014	$10,270
Interest cost on projected benefit obligations	16,575	15,338	33,150	30,676
Expected return on plan assets	(18,188)	(15,935)	(36,376)	(31,870)
Amortization of:
Prior service cost	870	870	1,740	1,740
Actuarial loss	6,855	5,366	13,710	10,732

Net periodic pension cost	$11,619	$10,774	$23,238	$21,548

During the first six months of 2006, VF made a $75.0 million discretionary contribution to its qualified pension plan and made contributions totaling $1.5 million to fund benefit payments for the Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $1.7 million of contributions to fund benefit payments for the SERP during the remainder of 2006.
Note F – Business Segment Information
VF’s businesses are grouped into five product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments. Financial information for VF’s reportable segments is presented below:

	Three Months Ended June		Six Months Ended June
		(see Note A)		(see Note A)
(In thousands)	2006	2005	2006	2005
Coalition revenues:
Jeanswear	$638,170	$601,974	$1,341,990	$1,315,476
Outdoor	371,047	300,434	756,692	585,815
Intimate Apparel	215,515	223,191	425,626	450,894
Imagewear	188,496	180,809	382,461	368,113
Sportswear	141,210	134,372	304,231	293,968
Other	12,390	11,327	21,561	20,026

Total coalition revenues	$1,566,828	$1,452,107	$3,232,561	$3,034,292

Coalition profit:
Jeanswear	$88,850	$91,827 (1)	$211,873	$208,506 (1)
Outdoor	42,355	41,712	92,947	73,437
Intimate Apparel	14,946	13,060 (2)	30,705	35,368 (2)
Imagewear	29,107	24,157	59,158	53,727
Sportswear	17,885	18,562	38,338	44,991
Other	283	(204)	(927)	(928)

Total coalition profit	193,426	189,114	432,094	415,101

Corporate and other expenses	(32,303)	(35,467)	(67,142)	(74,829)
Interest, net	(12,570)	(16,449)	(23,842)	(32,107)

Income Before Income Taxes and
Cumulative Effect of a Change in
Accounting Policy	$148,553	$137,198	$341,110	$308,165

(1)	Includes the impact of special items increasing coalition profit by $13,178 in the 2005 period — see Note J

(2)	Includes the impact of special items decreasing coalition profit by $9,872 in the 2005 period — see Note J
Note G — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired, of 5,775,810 at June 2006, 4,962,478 at December 2005 and 3,029,607 at June 2005. In addition, 266,558 shares of VF Common Stock at June 2006, 269,043 shares at December 2005 and 266,942 shares at June 2005 were held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B ESOP Convertible Preferred Stock (“Series B Preferred Stock”). In June 2006, the Series B Preferred Stock was converted to Common Stock because the quarterly Common Stock dividend rate ($0.88 equivalent common dividend per preferred share) significantly exceeded the stated quarterly dividend rate ($0.52 per share) of the Series B Preferred Stock. As a result, the redemption value of the Series B Preferred Stock was transferred to the Common Stock and Retained Earnings accounts. There were 755,518 shares of

Series B Preferred Stock outstanding at December 2005 and 797,611 at June 2005.
Activity for 2006 in the Series B Preferred Stock, Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Preferred	Common	Additional	Retained
(In thousands)	Stock	Stock	Paid-in Capital	Earnings
Balance, December 2005	$23,326	$110,108	$1,277,486	$1,585,421
Net income	—	—	—	227,217
Cash dividends:
Common Stock	—	—	—	(92,949)
Series B Redeemable Preferred Stock	—	—	—	(646)
Conversion of Preferred Stock	(23,326)	1,209	—	22,117
Purchase of treasury stock	—	(2,000)	—	(116,582)
Stock compensation plans, net	—	1,323	90,596	(1,111)

Balance, June 2006	$—	$110,640	$1,368,082	$1,623,467

Other comprehensive income consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months Ended June		Six Months Ended June
(In thousands)	2006	2005	2006	2005
Net income	$99,032	$96,749	$227,217	$199,602

Other comprehensive income (loss):
Foreign currency translation, net of income taxes	18,438	(34,446)	293	(40,634)
Unrealized gains (losses) on derivative financial instruments, net of income taxes	(8,810)	10,327	(11,484)	15,649
Unrealized gains (losses) on marketable securities, net of income taxes	(3,435)	1,153	(4,789)	5,028

Comprehensive income	$105,225	$73,783	$211,237	$179,645

Accumulated Other Comprehensive Income (Loss) for 2006 is summarized as follows:

	Foreign	Minimum	Derivative
	Currency	Pension	Financial	Marketable
(In thousands)	Translation	Liability	Instruments	Securities	Total
Balance, December 2005	$(42,449)	$(143,192)	$7,296	$13,543	$(164,802)
Other comprehensive income (loss)	293	—	(11,484)	(4,789)	(15,980)

Balance, June 2006	$(42,156)	$(143,192)	$(4,188)	$8,754	$(180,782)

Note H – Stock-based Compensation
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
Also during the first quarter of 2006, VF granted 299,600 restricted stock units, which are to be paid out at the end of a three year performance period. The actual number of shares, if any, that will be paid out will be based on VF’s performance over that period. In addition, during the first quarter of 2006, VF granted 25,000 shares of restricted stock, which vest at the end of five years. The grant date fair values of the restricted stock units and restricted stock were $55.32 and $54.90, respectively.
Note I – Earnings Per Share
Earnings per share were computed as follows:

	Three Months Ended June		Six Months Ended June
(In thousands, except per share amounts)	2006	2005	2006	2005
Basic earnings per share:
Income before cumulative effect of a change in accounting policy	$99,032	$96,749	$227,217	$211,435
Less Preferred Stock dividends	266	415	646	836

Income available for Common Stock	$98,766	$96,334	$226,571	$210,599

Weighted average Common Stock outstanding	109,879	110,254	109,867	111,008

Basic earnings per share before cumulative effect of a change in accounting policy	$0.90	$0.87	$2.06	$1.90

	Three Months Ended June		Six Months Ended June
(In thousands, except per share amounts)	2006	2005	2006	2005
Diluted earnings per share:
Income before cumulative effect of a change in accounting policy	$99,032	$96,749	$227,217	$211,435

Weighted average Common Stock outstanding	109,879	110,254	109,867	111,008
Effect of dilutive securities:
Preferred Stock	744	1,277	955	1,285
Stock options and other	1,916	1,752	1,618	1,845

Weighted average Common Stock and dilutive securities outstanding	112,539	113,283	112,440	114,138

Diluted earnings per share before cumulative effect of a change in accounting policy	$0.88	$0.85	$2.02	$1.85

Options to purchase 2.6 million and 3.7 million shares of Common Stock were excluded from the diluted earnings per share calculation for the second quarter and six months of 2006, respectively, and 2.4 million were excluded from the calculation for the second quarter and six months of 2005 because their effect would be anti-dilutive. Earnings per share for the Cumulative Effect of a Change in Accounting Policy were computed using the first quarter of 2005 weighted average shares, as disclosed in Note H of VF’s Form 10-Q for the quarter ended April 1, 2006. Earnings per share for Net Income in the second quarter and six months of 2005 were computed using the same weighted average shares described above.
Note J — Special Items
The second quarter of 2005 included special items, as follows:

	Effect on Second Quarter 2005
(In thousands, except share amounts)	Net Income	EPS
Special items included in 2005 operating income:
. Reductions of accruals totaling $14,194, primarily in Jeanswear, for postemployment benefits in Mexico that were greater than required by local laws	$9,400	$0.08

. Capacity alignment actions totaling $10,888, primarily in Intimate Apparel	(7,200)	(0.06)

Special items included in 2005 income tax expense:
. Settlement of income tax matters in certain foreign jurisdictions	12,500	0.11

. Tax impact of repatriation of foreign earnings under the American Jobs Creation Act of 2004	(7,000)	(0.06)

Total	$7,700	$0.07

During the second quarter of 2005, VF determined that amounts accrued for postemployment benefits in Mexico were greater than required by local laws. The excess had accumulated over a number of years and was not significant in any prior period.
Management made decisions during the second quarter of 2005 to align capacity with lower sales volume in the Intimate Apparel businesses, resulting in charges that were primarily severance of manufacturing plant personnel. These charges and the accrual adjustment for postemployment benefits in Mexico discussed above were recorded principally in cost of goods sold.
VF settled income tax matters in certain foreign jurisdictions, resulting in a reduction of income tax expense in the second quarter of 2005.
The American Jobs Creation Act of 2004 (the “Act”) contained an incentive for the repatriation of foreign earnings during 2005 at an effective income tax rate of 5.25%. During the second quarter of 2005, management adopted a formal Domestic Reinvestment Plan to repatriate $226.3 million of foreign earnings, of which $159.5 qualified for the incentive tax rate under the Act. The estimated tax liability associated with the repatriation was $7.0 million, which was included in income tax expense during the second quarter of 2005.
Note K — Subsequent Events
Subsequent to the end of the second quarter, the VF Board of Directors declared a regular quarterly cash dividend of $0.55 per share, payable on September 18, 2006 to shareholders of record as of the close of business on September 8, 2006.
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Highlights of the second quarter of 2006 included:
•	The Board of Directors increased the quarterly dividend by 90%, from $0.29 to $0.55 per share, starting with the dividend paid in June 2006. This resulted in an indicated annual dividend rate of $2.20 per share, compared with the prior rate of $1.16 per share. The indicated annual rate represents a payout of approximately 44% of full year earnings (using estimated 2006 diluted earnings per share of $5.00), compared with an actual payout rate of 24% in 2005. Our intent is to maintain the dividend payout, on a long-term basis, in the 40 – 45% range.

•	Revenues, net income and earnings per share for the second quarter were each at record levels.

•	Revenues increased 8% to $1,566.8 million. The increase in revenues was driven by organic growth across our Outdoor, Jeanswear, Imagewear and Sportswear businesses.

•	Operating income increased 5% over the level of the prior year quarter. Net income increased 2% to $99.0 million, and earnings per share increased 4% to $0.88. (All per share amounts are presented on a diluted basis.) As described in Note J to the Consolidated Financial Statements, second quarter comparisons were impacted by special items included in the 2005 quarter’s results, which positively impacted earnings by $7.7 million and $0.07 per share. In addition, the improved operating results in the second quarter of 2006 resulted from earnings growth in our businesses and reduced interest expense.

Analysis of Results of Operations
Consolidated Statements of Income
Comparisons of our 2006 operating results with the prior year are impacted by the special items included in the second quarter of 2005. These special items included in operating results of the second quarter and six months of 2005 are described further in Note J to the Consolidated Financial Statements.
The following table presents a summary of the changes in our Total Revenues from 2005:

	Second Quarter	Six Months
	2006 Compared	2006 Compared
(In millions)	with 2005	with 2005
Total revenues - 2005	$1,452	$3,034
Organic growth	110	152
Acquisition in prior year (to anniversary date)	5	47

Total revenues - 2006	$1,567	$3,233

The increases in Total Revenues in the second quarter and first half of 2006 were due to organic sales growth within all coalitions, except Intimate Apparel, and were led by increases in the Outdoor coalition businesses. In addition, the Reef ® brand, which was acquired in April 2005, added $5 million to second quarter revenues and $47 million to first half revenues prior to its acquisition anniversary date. Licensing revenues increased in both the second quarter and first half primarily due to increases in Nautica® brand royalties. Additional details on revenues are provided in the section titled “Information by Business Segment.”
Approximately 25% of Total Revenues in 2005 were in international markets. In translating foreign currencies into the U.S. dollar, a stronger U.S. dollar in relation to the functional currencies where VF conducts the majority of its international business (primarily the European euro countries) negatively impacted revenue comparisons by $4 million in the second quarter of 2006 and $34 million in the first half of 2006, compared with the 2005 periods. The average translation rate for the euro was $1.22 per euro during the first half of 2006, compared with $1.30 during the first half of 2005. However, the U.S. dollar has weakened in recent months, resulting in a translation rate of $1.25 per euro at the end of June 2006. Since the weighted average translation rate was $1.20 per euro during the second half of 2005, reported revenues for the remainder of 2006 would be positively affected by currency translation rates when compared with 2005 if the current translation rate was to continue.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months Ended June		Six Months Ended June
	2006	2005	2006	2005
Gross margin (total revenues less cost of goods sold)	41.8%	42.0%	42.0%	42.1%

Marketing, administrative and general expenses	31.5	31.4	30.7	30.9

Operating income	10.3%	10.6%	11.3%	11.2%

Gross margin as a percentage of Total Revenues was 41.8% in the second quarter of 2006 and 42.0% in the first half of 2006, each just slightly less than the 42.0% and 42.1% earned in the comparable periods of 2005. These slight declines in the 2006 comparisons are explained by the special items (described in Note J to the Consolidated Financial Statements), which benefited the second quarter of 2005 by 0.2% and the first six months of 2005 by 0.1%.
Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 0.1% in the 2006 quarter but decreased 0.2% for the six months of 2006. For the full year 2006, expenses are expected to be somewhat higher as a percent of revenues than in 2005, primarily due to a higher level of investments behind our brands and other specific growth initiatives.
Net Interest Expense decreased by $3.9 million in the quarter and by $8.3 million in the first half of 2006 due to reduced borrowings and lower interest rates. During 2005, we repaid when due $300.0 million of 8.10% notes and $100.0 million of 6.75% notes. During the first half of 2006, we borrowed an average of $205 million at an average interest rate of 3.2% under an international bank credit agreement entered into in late 2005. Average interest-bearing debt outstanding totaled $862 million for the first half of 2006 and $1,014 million for the comparable period of 2005. The weighted average interest rate on outstanding debt was 6.0% and 7.2% for the 2006 and 2005 six month periods, respectively.
The effective income tax rate was 33.3% for the second quarter and 33.4% for the first half of 2006, compared with 29.5% and 31.4% for the respective periods of 2005 and 32.7% for the full year 2005. The effective income tax rate for the 2006 periods was based on the expected rate of approximately 34% for the full year, adjusted for favorable audit settlements arising in the first half of the year. The effective income tax rate was lower in the second quarter of 2005 due to the $12.5 million benefit from the favorable resolution of income tax issues in certain foreign jurisdictions, offset in part by incremental U.S. income taxes of $7.0 million from repatriation of foreign earnings under the American Jobs Creation Act of 2004. See Note J to the Consolidated Financial Statements.
Net income rose 2% to $99.0 million in the second quarter of 2006, compared with $96.7 million in 2005, with earnings per share increasing 4% to $0.88 from $0.85. Income rose 7% to $227.2 million in the first half of 2006 from $211.4 million in 2005 before the cumulative effect of the change in accounting for stock-based compensation, with earnings per share rising 9% to $2.02 from $1.85. The slightly higher percentage increases in earnings per share reflected the effect of a lower number of diluted shares outstanding in the 2006 periods resulting from the purchase of treasury stock, net of shares issued for exercises of stock options. In translating foreign currencies into the U.S. dollar, there was a $0.01 favorable impact on earnings per share in the 2006 quarter and a $0.01 unfavorable impact on earnings per share in the 2006 six months compared with the prior year periods. The 2005 acquisition of Reef added $0.02 per share to first half 2006 operating results compared with the comparable period of 2005.
Information by Business Segment
VF’s businesses are grouped into five product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments.
See Note F to the Consolidated Financial Statements for a summary of our results of operations by coalition, along with a reconciliation of Coalition Profit to Income before Income Taxes. Also, as explained in Note A to the Consolidated Financial Statements, amounts for 2005 have been restated to conform with the 2006 presentation.

The following table presents a summary of the changes in our Total Revenues by coalition for the second quarter and six months of 2006:

	Second Quarter
			Intimate
(In millions)	Jeanswear	Outdoor	Apparel	Imagewear	Sportswear	Other
Revenues - 2005	$602	$300	$223	$181	$134	$12
Organic growth	36	66	(7)	7	7	1
Acquisition in prior year	—	5	—	—	—	—

Revenues - 2006	$638	$371	$216	$188	$141	$13

	Six Months
			Intimate
(In millions)	Jeanswear	Outdoor	Apparel	Imagewear	Sportswear	Other
Revenues - 2005	$1,315	$586	$451	$368	$294	$20
Organic growth	27	124	(25)	14	10	2
Acquisition in prior year	—	47	—	—	—	—

Revenues - 2006	$1,342	$757	$426	$382	$304	$22

Jeanswear:
Overall Jeanswear Coalition revenues in the second quarter of 2006 increased 6% in both our domestic and international businesses. For the six months, domestic jeanswear revenues increased 3%, but declined 1% in international markets. Foreign currency translation negatively impacted 2006 revenues by $14 million in the first half of 2006 relative to the prior year period; the currency translation effect was not significant in the 2006 quarter relative to the prior year period. The domestic jeanswear revenue increase reflected strong performance of our Wrangler Hero® and Riders® brands, with mass market revenues increasing 8% for the quarter and 6% for the first half. In addition, sales of our Lee® branded products in the United States advanced 11% in the quarter; this included new products sold to our retail customers in anticipation of a new marketing campaign to begin in the third quarter. International jeanswear revenues increased notably in Mexico, Latin America and China in both the quarter and half year. Revenues in Europe increased in the quarter but were down in the first half due to the unfavorable effects of foreign currency translation.
Jeanswear Coalition Profit declined 3% in the quarter and increased 2% in the first half of 2006. Jeanswear operating margins as a percent of revenues were 13.9% in the quarter. Operating margins in the second quarter of 2005 were 15.3%; however, comparisons with the prior year quarter were affected by special items totaling $13.2 million (described in Note J to the Consolidated Financial Statements) that benefited operating margins in that quarter by 2.2%. For the six months, operating margins were 15.8%, a slight decrease from the prior year period that included a benefit of 1.0% from those special items reported in 2005.
Outdoor:
Revenues in our Outdoor businesses increased 24% in the quarter and 29% year-to-date, with double digit gains in both domestic and international markets. Organic revenue growth exceeded 20% in both 2006 periods, led by strong global unit volume gains of The North Face®, Vans® and JanSport® brands. The Reef® brand contributed $42 million to revenues in the first quarter and $5 million in the second quarter of

2006 prior to the anniversary of its April 2005 acquisition. Foreign currency translation negatively impacted second quarter and six month revenues by $2 million and $15 million, respectively, compared with the prior year periods.
Coalition profit increased 2% in the 2006 quarter, with operating margins declining to 11.4% from 13.9% in the prior year quarter. The decline in operating margins resulted from significant investment spending in product development, distribution and other areas to support future growth of our Outdoor brands. This spending had a disproportionate impact on second quarter margins due to the low seasonal volume in the quarter. For the six months, even with significant investment spending, coalition profit increased 27% due to the strong volume gains achieved, along with the first year contribution of Reef acquired in April 2005. Due to the seasonal nature of the businesses comprising this coalition, the level of first half profitability is not indicative of expected full year results.
Intimate Apparel:
Intimate apparel revenues declined 3% in the quarter and 6% in the first half of 2006. Revenues of our U.S. mass market and department store brands declined in both periods, offset in part in the second quarter by a rebound in our domestic private label business, which had incurred unit volume declines since early 2005. International revenues advanced slightly in the quarter and declined slightly in the first half year, with gains in Mexico and Canada and declines in Europe. International revenues included an unfavorable $1 million impact of foreign currency translation in the quarter and $5 million in the six months, relative to the prior year periods.
Reported Coalition Profit increased 14% in the second quarter, but comparisons with the 2005 quarter are affected by special items totaling $9.9 million (described in Note J to the Consolidated Financial Statements) that negatively impacted the prior year period. Coalition Profit decreased 13% for the six months of 2006, with comparisons also impacted by the special items in 2005. The declines in Coalition Profit and in margin percentage were primarily due to (i) lower revenues, (ii) the resulting impact of higher costs due to low overhead absorption and (iii) supply chain disruption and incremental costs arising from a fire that destroyed a manufacturing plant. Recovery under a business interruption insurance policy of excess costs incurred as a result of the fire would be recognized in a future period once recovery is determined to be probable.
Our goal this year has been to stabilize the business and position it for improvement in 2007. Actions taken have slowed the revenue decline, and we believe that revenues will be about flat for the second half of 2006, compared with the 2005 second half, with an improvement in operating margins.
Imagewear:
Coalition Revenues increased 4% in both the quarter and six months of 2006, led by sales increases in industrial and career apparel. Coalition Profit increased 20% in the quarter and 10% for the first half of 2006, with an improvement in operating margins in the quarter due to the increased sales volume and changes in product mix.
Sportswear:
Coalition Revenues increased 5% in the quarter and 3% in the first half of 2006. The Nautica® brand men’s sportswear business continued to have improved sell-through at our wholesale accounts, and sales increased despite the reduced number of doors sold resulting from consolidation within the brand’s key customers. Both John Varvatos® luxury apparel and Kipling® products in North America achieved double digit revenue increases in the quarter and first half of 2006.
Coalition Profit declined 4% in the quarter and 15% in the first half of 2006 due to spending related to supporting the Fall 2006 launch of Nautica® women’s sportswear in the United States and retail store expansion for the Nautica®, John Varvatos® and Kipling® brand stores. In addition, profits reflected increased markdown activity at our Nautica® brand retail stores.
Other:
The Other business segment consists of our VF Outlet business. VF Outlet’s retail sales and profit of non-VF products are reported in this business segment, while VF Outlet’s retail sales and profit of VF products are reported as part of the operating results of the respective coalitions.
Reconciliation of Coalition Profit to Income before Income Taxes:
There are two types of costs necessary to reconcile total Coalition Profit, as discussed in the preceding paragraphs, to Consolidated Income before Income Taxes and Cumulative Effect of a Change in Accounting Policy. These costs are (i) Corporate and Other Expenses, discussed below, and (ii) Interest, Net, which was discussed in the previous “Consolidated Statements of Income” section.
Corporate and Other Expenses consist of corporate headquarters expenses that are not allocated to the coalitions and certain other expenses related to but not allocated to the coalitions for internal management reporting, including development costs for management information systems, certain costs of maintaining and enforcing VF’s trademarks and miscellaneous consolidating adjustments. Corporate and Other Expenses decreased in the first half of 2006 due to a greater proportion of management information systems and other costs being allocated to the coalitions.
Analysis of Financial Condition
Balance Sheets
Accounts Receivable increased at June 2006 over the prior year date due primarily to increased revenues in the latter part of the 2006 quarter, compared with the prior year quarter. Receivables are higher at June 2006 than at the end of 2005 due to seasonal sales patterns.
Inventories increased by 4% in 2006 over the level at June 2005. This was less than our sales increase in the second quarter and below sales increases expected in the third quarter of 2006. Inventory levels at June 2006 increased from December 2005 due to higher seasonal requirements of our businesses.
Other Current Assets increased at June 2006 and December 2005 from June 2005 due primarily to an increase in value-added taxes (“VAT”) in slower paying jurisdictions. The additional VAT amounts will be recoverable over the next year. In addition, Other Current Assets increased at June 2006 over the level at December 2005 due to higher domestic current and deferred income tax balances.
Property, Plant and Equipment increased during the first half of 2006 due to the addition of an Outdoor Coalition distribution center that was placed in service during the second quarter. Included in this increase was a $43.0 million capital lease for the new facility.
Intangible Assets declined due to amortization, offset in part by an increase from foreign currency translation, and Goodwill increased due to foreign currency translation. See Notes B and C to the Consolidated Financial Statements.
Short-term Borrowings at June 2006 consisted of the following: (i) $128.0 million of domestic commercial paper borrowings, (ii) $63.8 million of U.S. dollar and euro-denominated borrowings under the two term loan credit facilities that are part of the international bank credit agreement and (iii) $37.3 million of other international borrowings. Borrowings under the term loan credit facilities of our international bank credit agreement are short-term notes that can be continued to November 2007, but these amounts are classified as current liabilities because it is our intent to repay them within the next 12 months.
Accrued Liabilities declined at June 2006 from the level at December 2005 due to (i) payment of a $75.0 million pension contribution that was accrued at the end of 2005, (ii) payment of incentive compensation earned for 2005 and (iii) reclassification of $28.6 million of accrued income taxes to Long-term Liabilities because the issues are now not expected to be settled within the next 12 months, (iv) offset in part by seasonal increases.
Total Long-term Debt, including the current portion, decreased from the level at June 2005 due to the repayment of $300.0 million of debt at the scheduled maturity date after June 2005, offset in part by (i) revolving credit borrowings of $125.1 million U.S. dollar equivalent under our international bank credit agreement and (ii) a $43.0 million capital lease obligation referred to in the Property, Plant and Equipment paragraph above. Borrowings under the revolving credit portion of the international bank credit agreement are short-term notes that can be continued until October 2010. VF does not intend to pay down that amount in the next 12 months, and accordingly, it is classified as Long-term Debt. The Current Portion of Long-term Debt includes a $33.0 million note payable in August 2006.
Other Liabilities increased at June 2006 from both December 2005 and June 2005 due to the reclassification of $28.6 million of accrued income taxes (see the Accrued Liabilities paragraph above) and additional participant deferrals under VF’s deferred compensation plans.
The Series B Redeemable Preferred Stock was converted to Common Stock because the quarterly Common Stock dividend rate ($0.88 equivalent common dividend per preferred share) significantly exceeded the stated quarterly dividend rate ($0.52 per share) of the Preferred Stock. As a result of the conversion, the redemption value of the Preferred Stock was transferred to the Common Stock and Retained Earnings accounts.
Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	June	December	June
(Dollars in millions)	2006	2005	2005
Working capital	$1,354.1	$1,213.2	$977.0
Current ratio	2.1 to 1	2.1 to 1	1.7 to 1
Debt to total capital ratio	24.7%	22.6%	29.7%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity.
On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of net income and changes in investments in inventories and other working capital components. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period. For the six months through June 2006, cash used by operating activities was $20.0 million, compared with cash provided by operating activities of $22.6 million in the comparable 2005 period. Net Income increased significantly in the 2006 period, compared with the 2005 period.

Offsetting this increase, however, was the funding of our qualified defined benefit pension plan of $75.0 million in the 2006 period compared with $55.0 million in 2005, and the net change in working capital components that resulted in a use of funds of $296.3 million during 2006, compared with a use of $235.2 million in the 2005 period. The major reasons for the increased cash usage from changes in working capital between the two periods were a decrease in cash inflows from Accounts Receivable in the 2006 period due to increased revenues late in the period compared with the prior year period, offset in part by reduced spending on inventories in the 2006 period.
In addition to cash provided by operating activities, VF has significant liquidity based on its available debt capacity supported by its strong credit rating. VF has a $750.0 million unsecured committed bank facility that expires in September 2008. This bank facility is available to support up to a $750.0 million commercial paper program. Any issuance of commercial paper reduces the amount available under the bank facility. At the end of June 2006, $608.7 million was available for borrowing under the credit agreement, with $128.0 million of commercial paper outstanding and $13.3 million of standby letters of credit issued under the agreement. In addition, VF has an unsecured committed revolving credit agreement under an international bank credit agreement that expires in October 2010. At the end of June 2006, a U.S. dollar equivalent of $125.1 million was outstanding and $93.8 million was available for borrowing under the agreement. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.
The principal investing activities in the first half of 2006 related to capital spending. The largest single capital project during the first half of 2006 was a distribution center to support the growing sales of our Outdoor Coalition. For the full year, we expect that capital spending could reach $125 million and be funded by operating cash flows. Payments for business acquisitions in the first half of 2005 related to acquisition of the Reef and the Holoubek businesses.
In June 2006, Moody’s Investors Service affirmed VF’s long-term debt rating of ‘A3’ and commercial paper rating of ‘Prime-2’ and amended the ratings outlook to ‘stable’ from ‘negative.’ Standard & Poor’s Ratings Services currently maintains its ‘A minus’ long-term corporate credit and senior unsecured debt and ‘A-2’ commercial paper ratings for VF. Standard & Poor’s ratings outlook is ‘stable.’ Existing debt agreements do not contain acceleration of maturity clauses based on changes in credit ratings.
During the first half of 2006, VF purchased 2.0 million shares of its Common Stock in open market transactions at a cost of $118.6 million (average price of $59.29 per share) and in the first half of 2005 purchased 2.0 million shares at a cost of $116.1 million (average price of $58.03 per share). During the first half of 2006, the Board of Directors authorized the purchase of 10.0 million shares. Share repurchase activity during the period reduced the total approved authorization to 9.3 million shares as of the end of June 2006. The primary objective of our share repurchase program is to reduce the impact of dilution caused by exercises of stock options. Management will evaluate future share repurchases from time-to-time depending on market conditions, stock option exercises and funding required to support business acquisitions and other opportunities.
Management’s Discussion and Analysis in our 2005 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2005 that would require the use of funds. Since the filing of our 2005 Form 10-K, there have been no material changes, except as stated below, relating to VF’s contractual obligations that require the use of funds or other financial commitments that may require the use of funds:
•	Inventory purchase obligations represent binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business. The total of these inventory purchase obligations increased by approximately $60 million at the end of the second quarter, compared with the 2005 year-end, to support sales expectations in succeeding months.

Management believes that VF’s cash balances and funds provided by operating activities, as well as unused committed bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise. Specifically, we believe VF has adequate liquidity to repay the (i) $33.0 million note due in August 2006 and (ii) total U.S. dollar equivalent of $63.8 million under the term loan facilities of our international bank credit agreement, which amount can be continued to November 2007 but which VF intends to repay within the next 12 months.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. VF is currently evaluating the impact of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007.
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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to effectively transition to a new distribution center supporting our Outdoor businesses; VF’s ability to maintain information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees of the value of VF’s brands; the overall level of consumer spending; general economic conditions and other factors affecting consumer confidence; fluctuations in the price, availability and quality of raw materials; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in our 2005 Form 10-K.
Item 4 – Controls and Procedures
Disclosure controls and procedures:
Under the supervision of our Chief Executive Officer and Chief Financial Officer, a Disclosure Committee comprising various members of management has evaluated the effectiveness of the disclosure controls and procedures at VF and its subsidiaries as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the Evaluation Date that such controls and procedures were effective.
Changes in internal control over financial reporting:
There have been no changes, except as described below, that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.
During VF’s fiscal quarter ended July 1, 2006, VF’s domestic Outdoor business implemented certain new processes and systems to enhance sales and distribution functions, including the opening of a centralized distribution center. Internal controls over these processes and systems were designed to reasonably assure that such controls are effective as they relate to the reliability of financial reporting and the fair presentation of our consolidated financial statements.

Part II – Other Information
Item 1A – Risk Factors
There have been no material changes to our risk factors from those disclosed in our 2005 Form 10-K.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

		Weighted	Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
April 2 - April 29, 2006	120,000	$57.13	120,000	10,200,000
April 30 - May 27, 2006	200,000	62.33	200,000	10,000,000
May 28 - July 1, 2006	680,000	64.55	680,000	9,320,000

Total	1,000,000		1,000,000

(1)	Management will evaluate future share repurchases from time-to-time depending on market conditions, stock option exercises and funding required to support business acquisitions and other opportunities. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance restricted stock units the number of shares having an aggregate fair market value equal to any federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were 574 shares withheld under the Mid-Term Incentive Plan during the second quarter of 2006.
Item 6 – Exhibits

3	By-laws, as amended through April 25, 2006 and as presently in effect

31.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Robert K. Shearer Robert K. Shearer Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: August 8, 2006

	By:	/s/ Bradley W. Batten Bradley W. Batten Vice President — Controller (Chief Accounting Officer)