Form 10-Q
period 2006-09-30
V F CORP
filed 2006-11-03
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES ☐ NO ☑
On October 28, 2006, there were 111,765,470 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2006	2005	2006	2005

Net Sales	$2,015,213	$1,803,064	$5,209,673	$4,802,538
Royalty Income	18,576	19,022	56,677	53,840

Total Revenues	2,033,789	1,822,086	5,266,350	4,856,378

Costs and Operating Expenses
Cost of goods sold	1,173,149	1,055,613	3,049,549	2,812,989
Marketing, administrative and general expenses	553,871	478,471	1,545,878	1,415,098

	1,727,020	1,534,084	4,595,427	4,228,087

Operating Income	306,769	288,002	670,923	628,291

Other Income (Expense)
Interest income	1,439	1,402	4,149	6,459
Interest expense	(15,842)	(19,357)	(42,394)	(56,521)
Miscellaneous, net	1,272	819	2,070	801

	(13,131)	(17,136)	(36,175)	(49,261)

Income Before Income Taxes	293,638	270,866	634,748	579,030

Income Taxes	95,931	91,236	209,824	187,965

Income Before Cumulative Effect of a Change in Accounting Policy	197,707	179,630	424,924	391,065

Cumulative Effect of a Change in Accounting Policy	—	—	—	(11,833)

Net Income	$197,707	$179,630	$424,924	$379,232

Earnings Per Common Share — Basic
Income before cumulative effect of a change in accounting policy	$1.78	$1.61	$3.85	$3.51
Cumulative effect of a change in accounting policy	—	—	—	(0.11)
Net income	1.78	1.61	3.85	3.40

Earnings Per Common Share — Diluted
Income before cumulative effect of a change in accounting policy	1.75	1.57	3.77	3.43
Cumulative effect of a change in accounting policy	—	—	—	(0.10)
Net income	1.75	1.57	3.77	3.32

Weighted Average Shares Outstanding
Basic	110,802	111,114	110,179	111,043
Diluted	113,062	114,146	112,649	114,139

Cash Dividends Per Common Share	$0.55	$0.27	$1.39	$0.81
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September	December	September
	2006	2005	2005

ASSETS

Current Assets
Cash and equivalents	$154,196	$296,557	$215,549
Accounts receivable, less allowance for doubtful accounts of:
Sept. 2006 — $53,487; Dec. 2005 — $55,328; Sept. 2005 — $63,614	1,191,303	764,184	950,649
Inventories:
Finished products	983,006	853,309	953,536
Work in process	85,512	86,568	87,820
Materials and supplies	127,636	141,203	128,742

	1,196,154	1,081,080	1,170,098

Other current assets	223,814	223,555	199,464

Total current assets	2,765,467	2,365,376	2,535,760

Property, Plant and Equipment	1,601,144	1,551,411	1,535,247
Less accumulated depreciation	993,943	987,356	978,079

	607,201	564,055	557,168

Intangible Assets	761,895	744,313	749,997

Goodwill	1,133,790	1,097,037	1,095,146

Other Assets	408,104	400,290	418,520

	$5,676,457	$5,171,071	$5,356,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$302,641	$138,956	$181,017
Current portion of long-term debt	35,670	33,956	333,665
Accounts payable	395,891	451,900	356,438
Accrued liabilities	511,579	527,331	577,750

Total current liabilities	1,245,781	1,152,143	1,448,870

Long-term Debt	665,475	647,728	527,511

Other Liabilities	642,075	539,661	580,722

Commitments and Contingencies

Redeemable Preferred Stock	—	23,326	24,083

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
Sept. 2006 — 111,208,173; Dec. 2005 — 110,107,854; Sept. 2005 — 110,886,655	111,208	110,108	110,887
Additional paid-in capital	1,407,986	1,277,486	1,261,506
Accumulated other comprehensive income (loss)	(155,956)	(164,802)	(140,607)
Retained earnings	1,759,888	1,585,421	1,543,619

Total common stockholders’ equity	3,123,126	2,808,213	2,775,405

	$5,676,457	$5,171,071	$5,356,591

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September
	2006	2005

Operating Activities
Net income	$424,924	$379,232
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of a change in accounting policy	—	11,833
Depreciation	72,190	72,348
Amortization of intangible assets	13,130	12,111
Other amortization	16,352	11,838
Stock-based compensation	39,209	35,794
Pension funding in excess of expense	(42,901)	(24,536)
Other, net	1,700	(6,692)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(408,290)	(199,095)
Inventories	(95,205)	(179,913)
Accounts payable	(66,126)	(16,094)
Accrued liabilities and other	71,959	44,817

Cash provided by operating activities	26,942	141,643

Investing Activities
Capital expenditures	(79,552)	(75,864)
Business acquisitions, net of cash acquired	(40,378)	(212,286)
Software purchases	(8,609)	(13,008)
Sale of VF Playwear business	4,860	6,667
Other, net	10,001	18,528

Cash used by investing activities	(113,678)	(275,963)

Financing Activities
Increase in short-term borrowings	154,802	136,464
Payments on long-term debt	(34,519)	(101,189)
Purchase of Common Stock	(118,582)	(175,136)
Cash dividends paid	(154,775)	(91,757)
Proceeds from issuance of Common Stock	79,699	92,751
Tax benefits of stock option exercises	12,063	16,433
Other, net	—	(181)

Cash used by financing activities	(61,312)	(122,615)

Effect of Foreign Currency Rate Changes on Cash	5,687	(13,023)

Net Change in Cash and Equivalents	(142,361)	(269,958)

Cash and Equivalents — Beginning of Year	296,557	485,507

Cash and Equivalents — End of Period	$154,196	$215,549

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
VF Corporation and its consolidated subsidiaries (“VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal third quarter ends on the Saturday closest to September 30. For presentation purposes herein, all references to periods ended September 2006, December 2005 and September 2005 relate to the fiscal periods ended on September 30, 2006, December 31, 2005 and October 1, 2005, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Similarly, the December 2005 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months and nine months ended September 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 30, 2006. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2005 (“2005 Form 10-K”).
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
Note B — Acquisitions
On September 1, 2006, VF acquired a 60% interest in a newly formed joint venture to design, market and distribute VF-branded products in India for a total cost of approximately $33 million. Prior to the transaction, the joint venture partner marketed under licensee or distributor agreements the Lee®, Wrangler®, Nautica®, JanSport® and Kipling® brands. Revenues associated with these brands were approximately $40 million. The purchase price was allocated based on a preliminary valuation of net tangible and intangible assets associated with the business. Acquired intangible assets totaling $13.3 million consisted primarily of wholesale customer relationships. The excess purchase price of $19.7 million was recorded as goodwill and was attributed to expected growth rates and profitability of the acquired business. VF expects to complete the purchase price allocation in the fourth quarter of 2006.

In addition, during the first nine months of 2006, VF acquired the contract rights of certain licensees and distributors of its branded products for a total cost of $5.0 million. The excess of the purchase price over net tangible assets acquired was assigned to intangible assets, which are being amortized over periods ranging up to five years. No goodwill was recognized in these acquisitions.
Note C — Intangible Assets

	September 2006				December 2005
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
(Dollars in thousands)	Life *	Amount	Amortization	Amount	Amount

Amortizable intangible assets:
License agreements	24 years	$147,644	$25,772	$121,872	$128,791
Customer relationships	21 years	107,299	13,092	94,207	81,849
Trademarks and other	7 years	9,405	2,312	7,093	4,026

Amortizable intangible assets, net				223,172	214,666

Indefinite-lived intangible assets:
Trademarks and tradenames				538,723	529,647

Intangible assets, net				$761,895	$744,313

*	Amortization of license agreements — accelerated and straight-line methods; customer relationships — accelerated methods; trademarks and other — accelerated and straight-line methods.
Amortization expense of intangible assets for the third quarter and first nine months of 2006 was $4.7 million and $13.1 million, respectively. Estimated amortization expense for the remainder of 2006 is $5.7 million and for the years 2007 through 2010 is $18.6 million, $15.5 million, $13.7 million and $13.0 million, respectively.
Note D — Goodwill

			Intimate
(In thousands)	Jeanswear	Outdoor	Apparel	Imagewear	Sportswear	Total

Balance, December 2005	$193,685	$515,696	$117,526	$56,246	$213,884	$1,097,037
India joint venture	19,687	—	—	—	—	19,687
Additional purchase price	—	400	—	—	—	400
Adjustments to purchase price allocation	—	(1,156)	—	—	—	(1,156)
Currency translation	2,996	14,826	—	—	—	17,822

Balance, September 2006	$216,368	$529,766	$117,526	$56,246	$213,884	$1,133,790

Note E — Long-term Debt
During 2005, VF entered into a new international bank credit agreement consisting of (i) a euro-denominated five year revolving credit agreement for a current U.S. dollar equivalent amount of $223.8 million, (ii) a euro-denominated two year term loan for a current U.S. dollar equivalent of $51.2 million and (iii) a U.S. dollar-denominated two year term loan for $40.0 million. At the end of September 2006, there was $191.8 million outstanding under the agreement. While borrowings under the term credit facilities of the international bank credit agreement are short-term notes that can be continued to November 2007, $44.7 million of these borrowings was classified as Short-term Borrowings because of VF’s intent to repay that amount in the next 12 months. In addition, at September 2006, there was $147.1 million in borrowings under the revolving credit portion of the agreement. These short-term notes can be continued until October 2010. Of this amount, $127.9 million was classified as Long-term Debt because VF has no intent to pay down that amount in the next year.
Note F — Pension Plans
VF’s net periodic pension cost contains the following components:

	Three Months Ended September		Nine Months Ended September
(In thousands)	2006	2005	2006	2005

Service cost — benefits earned during the year	$5,507	$5,135	$16,521	$15,405
Interest cost on projected benefit obligations	16,575	15,338	49,725	46,014
Expected return on plan assets	(18,188)	(15,935)	(54,564)	(47,805)
Amortization of:
Prior service cost	870	870	2,610	2,610
Actuarial loss	6,855	5,366	20,565	16,098

Net periodic pension cost	$11,619	$10,774	$34,857	$32,322

During the first nine months of 2006, VF made a $75.0 million discretionary contribution to its qualified pension plan and made contributions totaling $2.8 million to fund benefit payments for the Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $1.0 million of contributions to fund benefit payments for the SERP during the remainder of 2006.
Note G — Business Segment Information
VF’s businesses are grouped into five product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments. Financial information for VF’s reportable segments is presented below:

	Three Months Ended September		Nine Months Ended September
		(see Note A)		(see Note A)
(In thousands)	2006	2005	2006	2005
Coalition revenues:
Jeanswear	$738,171	$694,746	$2,080,161	$2,010,222
Outdoor	658,987	525,171	1,415,679	1,110,986
Intimate Apparel	223,691	213,768	649,317	664,662
Imagewear	215,743	203,045	598,204	571,158
Sportswear	183,995	173,934	488,226	467,902
Other	13,202	11,422	34,763	31,448

Total coalition revenues	$2,033,789	$1,822,086	$5,266,350	$4,856,378

Coalition profit:
Jeanswear	$117,766	$121,893	$329,639	$330,399
Outdoor	139,606	111,243	232,553	184,680
Intimate Apparel	18,512	21,052	49,217	56,420
Imagewear	33,733	36,808	92,892	90,535
Sportswear	24,919	28,788	63,257	73,779
Other	405	(1,518)	(522)	(2,446)

Total coalition profit	334,941	318,266	767,036	733,367

Corporate and other expenses	(26,900)	(29,445)	(94,043)	(104,275)
Interest, net	(14,403)	(17,955)	(38,245)	(50,062)

Income before income taxes and cumulative effect of a change in accounting policy	$293,638	$270,866	$634,748	$579,030

The operations of the joint venture in India, since the date of acquisition, are included in the Jeanswear Coalition above.
Note H — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired, of 5,775,810 at September 2006, 4,962,478 at December 2005 and 4,001,436 at September 2005. In addition, 265,863 shares of VF Common Stock at September 2006, 269,043 shares at December 2005 and 255,174 shares at September 2005 were held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued, and 2,105,263 shares were designated and issued as 6.75% Series B ESOP Convertible Preferred Stock (“Series B Preferred Stock”). In June 2006, the Series B Preferred Stock was converted to Common Stock because the indicated quarterly Common Stock dividend rate ($0.88 equivalent common dividend per preferred share) significantly exceeded the stated quarterly dividend rate ($0.52 per share) of the Series B Preferred Stock. As a result, the redemption value of the Series B Preferred Stock was transferred to the Common Stock and Retained Earnings accounts. There were

755,518 shares of Series B Preferred Stock outstanding at December 2005 and 780,031 at September 2005.
Activity for 2006 in the Series B Preferred Stock, Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Preferred	Common	Additional	Retained
(In thousands)	Stock	Stock	Paid-in Capital	Earnings

Balance, December 2005	$23,326	$110,108	$1,277,486	$1,585,421
Net income	—	—	—	424,924
Cash dividends:
Common Stock	—	—	—	(154,117)
Series B Preferred Stock	—	—	—	(646)
Conversion of Preferred Stock	(23,326)	1,209	—	22,117
Purchase of treasury stock	—	(2,000)	—	(116,582)
Stock compensation plans, net	—	1,891	130,500	(1,229)

Balance, September 2006	$—	$111,208	$1,407,986	$1,759,888

Other comprehensive income consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months Ended September		Nine Months Ended September
(In thousands)	2006	2005	2006	2005

Net income	$197,707	$179,630	$424,924	$379,232

Other comprehensive income (loss):
Foreign currency translation, net of income taxes	17,766	1,229	18,059	(39,405)
Unrealized gains (losses) on derivative financial instruments, net of income taxes	5,592	(4,785)	(5,892)	10,864
Unrealized gains (losses) on marketable securities, net of income taxes	1,468	(4,023)	(3,321)	1,005

Comprehensive income	$222,533	$172,051	$433,770	$351,696

Accumulated Other Comprehensive Income (Loss) for 2006 is summarized as follows:

	Foreign	Minimum	Derivative
	Currency	Pension	Financial	Marketable
(In thousands)	Translation	Liability	Instruments	Securities	Total

Balance, December 2005	$(42,449)	$(143,192)	$7,296	$13,543	$(164,802)
Other comprehensive income (loss)	18,059	—	(5,892)	(3,321)	8,846

Balance, September 2006	$(24,390)	$(143,192)	$1,404	$10,222	$(155,956)

Note I — Stock-based Compensation
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
During the third quarter of 2006, VF granted 30,000 shares of restricted stock to certain members of management. These shares vest at the end of four years and have a fair value of $69.82 per share.
Note J — Earnings Per Share
Earnings per share were computed as follows:

	Three Months Ended September		Nine Months Ended September
(In thousands, except per share amounts)	2006	2005	2006	2005

Basic earnings per share:
Income before cumulative effect of a change in accounting policy	$197,707	$179,630	$424,924	$391,065
Less Preferred Stock dividends	—	406	646	1,242

Income available for Common Stock	$197,707	$179,224	$424,278	$389,823

Weighted average Common Stock outstanding	110,802	111,114	110,179	111,043

Basic earnings per share before cumulative effect of a change in accounting policy	$1.78	$1.61	$3.85	$3.51

	Three Months Ended September		Nine Months Ended September
(In thousands, except per share amounts)	2006	2005	2006	2005
Diluted earnings per share:
Income before cumulative effect of a change in accounting policy	$197,707	$179,630	$424,924	$391,065

Weighted average Common Stock outstanding	110,802	111,114	110,179	111,043
Effect of dilutive securities:
Preferred Stock	—	1,248	637	1,273
Stock options and other	2,260	1,784	1,833	1,823

Weighted average Common Stock and dilutive securities outstanding	113,062	114,146	112,649	114,139

Diluted earnings per share before cumulative effect of a change in accounting policy	$1.75	$1.57	$3.77	$3.43

Options to purchase 2.5 million shares of Common Stock were excluded from the diluted earnings per share calculation for the nine months of 2006 because their effect would be anti-dilutive. There were no shares excluded from the third quarter 2006 calculation. Options to purchase 2.4 million shares were excluded from the calculation for the third quarter and nine months of 2005. Earnings per share for the Cumulative Effect of a Change in Accounting Policy were computed using the first quarter of 2005 weighted average shares, as disclosed in Note H of VF’s Form 10-Q for the quarter ended April 1, 2006. Earnings per share for Net Income in the third quarter and nine months of 2005 were computed using the same weighted average shares described above.
Note K — Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. VF is currently evaluating the impact of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. VF is currently evaluating the impact of adopting Statement 157.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“Statement 158”), which requires the recognition of the overfunded or underfunded status of pension and other postretirement benefit plans in the balance sheet. Under Statement 158, gains and losses and prior service costs that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of income tax effects. The provisions of Statement 158 are effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. VF is currently evaluating the impact of adopting Statement 158 and does not expect adoption to have a material impact on VF’s financial position.

Note L — Subsequent Events
Subsequent to the end of the third quarter, the VF Board of Directors declared a regular quarterly cash dividend of $0.55 per share, payable on December 18, 2006 to shareholders of record as of the close of business on December 8, 2006.
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Highlights of the third quarter of 2006 included:
•	Revenues, net income and earnings per share for the third quarter were each at record levels.

•	Revenues increased 12% to $2,033.8 million, eclipsing $2 billion in quarterly revenues for the first time in VF’s history. The increase in revenues was driven by organic growth across each of our business coalitions.

•	Operating income increased 7% over the level of the prior year quarter. Net income increased 10% to $197.7 million, and earnings per share increased 11% to $1.75. (All per share amounts are presented on a diluted basis.)

•	VF acquired a 60% interest in a newly formed joint venture to design, market and distribute VF-branded products in India. Prior to the transaction, the joint venture partner marketed under licensee or distributor agreements the Lee®, Wrangler®, Nautica®, JanSport® and Kipling® brands. Revenues associated with these brands were approximately $40 million and are expected to grow in excess of 25% per year.
Analysis of Results of Operations
     Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2005:

	Third Quarter	Nine Months
	2006 Compared	2006 Compared
(In millions)	with 2005	with 2005

Total revenues — 2005	$1,822	$4,856
Organic growth	207	358
Acquisition in current year	5	5
Acquisition in prior year (to anniversary date)	—	47

Total revenues — 2006	$2,034	$5,266

The increases in Total Revenues in the third quarter and first nine months of 2006 were due to organic sales growth within all coalitions, except Intimate Apparel in the nine month period, and were led by increases in the Outdoor coalition businesses. The joint venture in India added $5 million to third quarter revenues, and the Reef ® brand, which was acquired in April 2005, added $47 million to revenues in the first nine months of 2006 prior to its acquisition anniversary date. Additional details on revenues are provided in the section titled “Information by Business Segment.”
Approximately 25% of Total Revenues in 2005 were in international markets. In translating foreign currencies into the U.S. dollar, a weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its international business (primarily the European euro countries) positively impacted revenue comparisons by $24 million in the third quarter of 2006, compared with the 2005 quarter. However, for the first nine months of 2006, an overall stronger U.S. dollar had a $10 million negative impact on sales, compared with the 2005 period. The average translation rate for the euro was $1.27 and $1.24 per euro during the third quarter and first nine months of 2006, compared with $1.21 and $1.27 during the comparable 2005 periods. However, the U.S. dollar has weakened in recent months, resulting in a translation rate of $1.28 per euro at the end of September 2006. Since the weighted average translation rate was $1.19 per euro during the fourth quarter of 2005, reported revenues for the remainder of 2006 would be positively affected by currency translation rates when compared with 2005 if the current translation rate were to continue.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months Ended September		Nine Months Ended September
	2006	2005	2006	2005

Gross margin (total revenues less cost of goods sold)	42.3%	42.1%	42.1%	42.1%

Marketing, administrative and general expenses	27.2	26.3	29.4	29.1

Operating income	15.1%	15.8%	12.7%	12.9%

Gross margin as a percentage of Total Revenues was 42.3% in the third quarter of 2006 and 42.1% in the third quarter of 2005. The slight increase in the 2006 quarter over the prior year was due to the changing mix of our businesses resulting from revenue growth in our higher margin Outdoor business. The gross margin percentage was 42.1% for the first nine months of 2006 and 2005.
Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 0.9% in the 2006 quarter and 0.3% for the nine months of 2006, reflecting higher investments in advertising, product development and additional owned retail stores and increased distribution costs, including startup expenses for our new Outdoor Coalition distribution center. An increased level of investments in our business is expected to continue through the end of 2006.
Net Interest Expense decreased by $3.6 million in the quarter and by $11.8 million in the first nine months of 2006 due to reduced borrowings and lower interest rates. During 2005, we repaid when due $300.0 million of 8.10% notes and $100.0 million of 6.75% notes. In the fourth quarter of 2005, VF entered into an international bank credit agreement. During the first nine months of 2006, we borrowed an average of $202 million at an average interest rate of 3.2% under the agreement. Average interest-bearing debt outstanding totaled $910 million for the first nine months of 2006 and $1,044 million for the comparable period of 2005. The weighted average interest rate on outstanding debt was 6.0% and 7.0% for the 2006 and 2005 nine month periods, respectively.
The effective income tax rate was 32.7% for the third quarter and 33.1% for the first nine months of 2006, compared with 33.7% and 32.5% for the respective periods of 2005 and 32.7% for the full year 2005. The effective income tax rate for the 2006 periods was based on the expected rate for the full year, adjusted for favorable audit settlements arising in the first nine months of the year. The effective tax rate was lower in the 2006 quarter due primarily to our ability to recognize the tax benefit of accumulated net operating losses in an international jurisdiction. The effective income tax rate was lower in the nine months of 2005 due to the $12.5 million benefit from the favorable resolution of income tax issues in certain foreign jurisdictions, offset in part by incremental U.S. income taxes of $7.0 million from repatriation of foreign earnings under the American Jobs Creation Act of 2004, each recorded in the second quarter of 2005. The effective income tax rate for the fourth quarter of 2006 is expected to be between 33.5% and 34.0%.
Net income rose 10% to $197.7 million in the third quarter of 2006, compared with $179.6 million in 2005, with earnings per share increasing 11% to $1.75 from $1.57. Income rose 9% to $424.9 million in the first nine months of 2006 from $391.1 million in 2005 before the cumulative effect of the change in accounting for stock-based compensation, with earnings per share rising 10% to $3.77 from $3.43. The slightly higher percentage increase in earnings per share reflected the effect of a lower number of diluted shares outstanding in the 2006 periods resulting from the purchase of treasury stock, net of shares issued for exercises of stock options. In translating foreign currencies into the U.S. dollar, there was a $0.03 favorable impact on earnings per share in the 2006 quarter and a $0.02 favorable impact on earnings per share in the 2006 nine months compared with the prior year periods. The 2005 acquisition of Reef added $0.03 per share to the first nine months of 2006 operating results compared with the comparable period of 2005.
     Information by Business Segment
VF’s businesses are grouped into five product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments.
See Note G to the Consolidated Financial Statements for a summary of our results of operations by coalition, along with a reconciliation of Coalition Profit to Income before Income Taxes and Cumulative Effect of a Change in Accounting Policy. Also, as explained in Note A to the Consolidated Financial Statements, amounts for 2005 have been restated to conform with the 2006 presentation.
The following table presents a summary of the changes in our Total Revenues by coalition for the third quarter and nine months of 2006:

	Third Quarter
			Intimate
(In millions)	Jeanswear	Outdoor	Apparel	Imagewear	Sportswear	Other

Revenues — 2005	$695	$525	$214	$203	$174	$11
Organic growth	38	134	10	13	10	2
Acquisition in current year	5	—	—	—	—	—

Revenues — 2006	$738	$659	$224	$216	$184	$13

	Nine Months
			Intimate
(In millions)	Jeanswear	Outdoor	Apparel	Imagewear	Sportswear	Other

Revenues — 2005	$2,010	$1,111	$665	$571	$468	$31
Organic growth	65	258	(16)	27	20	4
Acquisition in current year	5	—	—	—	—	—
Acquisition in prior year	—	47	—	—	—	—

Revenues — 2006	$2,080	$1,416	$649	$598	$488	$35

     Jeanswear:
Overall Jeanswear Coalition revenues in the third quarter of 2006 increased 6%. Domestic revenues were up 5%, with our Lee, Mass Market and Specialty businesses all growing at comparable rates between 6% and 7%. The increase in the Lee business was attributed to updated products and a significant marketing investment. The domestic jeanswear revenue increase reflected continued strong performance of our Wrangler Hero® and Riders® brands. These increases were partially offset by the loss of revenues of our Earl Jean® business, which was sold in the first quarter of 2006. International revenues were up $18 million, or 8% compared with the prior year, including a favorable $9 million impact of foreign currency translation in the quarter, $5 million in revenues from the joint venture in India and strong growth in such markets as Mexico, China and Russia.
Overall Jeanswear Coalition revenues were up 3% year-to-date, compared with the comparable prior year period. For the nine months, domestic jeanswear revenues increased 4% and international revenues increased $14 million, or 2% compared with the prior year. International revenues included an unfavorable foreign currency impact of $5 million in the nine months, relative to the prior year periods. Revenues increased strongly in Mexico in the nine month period.
Jeanswear Coalition Profit declined 3% in the quarter and was flat in the first nine months of 2006. Jeanswear operating margins as a percent of revenues were 16.0% in the current quarter and 17.5% in the prior year. The decline in operating margins resulted from marketing investments to support the growth of our brands and capacity actions taken to reduce future product costs. For the nine months, operating margins were 15.8%, a decrease from the prior year period of 16.4% that included a benefit of 0.7% from special items reported in 2005 related to a reduction of accumulated postemployment benefit costs in Mexico, offset by the cost of capacity alignment actions. Operating margins in the 2006 nine month period were also negatively impacted by the marketing investments mentioned above.
     Outdoor:
Revenues in our Outdoor businesses increased 25% in the quarter and 27% year-to-date, with gains of at least 20% in both domestic and international markets in both periods. Organic revenue growth exceeded 20% in both 2006 periods, led by strong global unit volume gains of The North Face®, Vans®, Eastpak® and Napapijri® brands. The Reef® brand contributed $47 million to revenues prior to the anniversary of its April 2005 acquisition. Foreign currency translation positively impacted third quarter revenues by $13 million and negatively impacted the nine month revenues by $2 million, compared with the prior year periods.
Coalition profit increased 25% in the 2006 quarter, with operating margins remaining the same as the prior year quarter at 21.2%. For the nine months, coalition profit increased 26% due to the strong volume gains achieved, along with the first year contribution of Reef acquired in April 2005. Due to the seasonal nature of the businesses comprising this coalition, the level of third quarter profitability is not indicative of expected results during other periods of the fiscal year.

     Intimate Apparel:
Intimate apparel revenues increased 5% in the quarter but were down 2% in the first nine months of 2006, compared with the respective prior year periods. U.S. department store brand revenues grew 7% in the quarter as a result of successful new product innovations in both our Vanity Fair® and Lily of France® brands. The increase in the quarter was also driven, in part, by an increase in our domestic private label business. This business had incurred unit volume declines from early 2005 through the first quarter of 2006. International revenues advanced 2% in the quarter, with gains in the Mexico and Europe boutique businesses, and declined slightly in the first nine months. International revenues included a favorable $2 million impact of foreign currency translation in the quarter and unfavorable impact of $4 million in the nine months, relative to the prior year periods.
Reported Coalition Profit declined 12% in the third quarter and operating margins dropped from 9.8% in the prior year quarter to 8.3% in the current quarter as a result of increased provisions for distressed inventory. Operating margins dropped from 8.5% in the prior year nine month period to 7.6% in the current year period. The prior year period also included the negative impact of 1.5% for special items related to an increase in accumulated postemployment benefit costs in Mexico and the cost of capacity alignment actions. The reduction in current year operating margins is primarily due to (i) lower revenues, (ii) the resulting impact of higher costs due to low overhead absorption, (iii) increased distressed inventory reserves and (iv) supply chain disruption and incremental costs arising from a fire that destroyed a manufacturing plant. Recovery under a business interruption insurance policy of losses incurred as a result of the fire would be recognized in a future period once recovery is determined to be probable.
     Imagewear:
Coalition Revenues increased 6% in the quarter and 5% for the nine months of 2006, with increases in all business units including industrial and career apparel and the licensed sports apparel business. Coalition Profit decreased 8% in the quarter due to investments to support the future top and bottom line growth of the business. Coalition Profit for the first nine months of 2006 represented a 3% increase over the prior year period, and we expect full year profitability to be up over prior year levels.
     Sportswear:
Coalition Revenues increased 6% in the quarter and 4% in the first nine months of 2006. The Nautica® brand men’s sportswear business continued to have improved sell-through at our wholesale accounts, and sales increased despite the effects of consolidation among the brand’s key retail customers, which has resulted in the closure of stores where the products were previously sold. Both John Varvatos® luxury apparel and Kipling® products in North America achieved double digit revenue increases in the quarter and first nine months of 2006.
Operating margins have declined from 16.6% to 13.5% for the third quarter and from 15.8% to 13.0% in the nine month period, compared with the prior year. These declines resulted primarily from spending to support a limited launch of Nautica® women’s sportswear in the United States in Fall 2006. In addition, profits reflected increased markdown activity at our Nautica® brand retail stores.
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
Corporate and Other Expenses consist of corporate headquarters expenses that are not allocated to the coalitions and certain other expenses related to but not allocated to the coalitions for internal management reporting, including development costs for management information systems, certain costs of maintaining and enforcing VF’s trademarks and miscellaneous consolidating adjustments. Corporate and Other Expenses decreased in the first nine months of 2006 due to a greater proportion of management information systems and other costs being allocated to the coalitions.
Analysis of Financial Condition
     Balance Sheets
Accounts Receivable increased at September 2006 over the prior year date due primarily to increased revenues in the latter part of the 2006 quarter, compared with the prior year quarter. Receivables are higher at September 2006 than at the end of 2005 due to seasonal sales patterns.
Inventories increased by 2% in 2006 over the level at September 2005, with the increase due primarily to the joint venture in India and foreign currency effects. Inventory levels at September 2006 increased from December 2005 due to higher seasonal requirements of our businesses.
Other Current Assets increased at September 2006 and December 2005 from September 2005 due primarily to an increase in value-added taxes (“VAT”) in slower paying jurisdictions. The additional VAT amounts will be recoverable over the next year.
Property, Plant and Equipment increased during the first nine months of 2006 due to the addition of an Outdoor Coalition distribution center that was placed in service during the second quarter. Included in this increase was a $42.8 million capital lease for the new facility.
Intangible Assets and Goodwill increased as a result of the joint venture in India and foreign currency translation. The increase in Intangible Assets was offset in part by amortization. See Notes C and D to the Consolidated Financial Statements.
Short-term Borrowings at September 2006 consisted of the following: (i) $190.0 million of domestic commercial paper borrowings, (ii) $44.7 million and $19.2 million of U.S. dollar and euro-denominated borrowings under the term credit and revolving credit facilities, respectively, that are part of the international bank credit agreement and (iii) $48.7 million of other borrowings, primarily international. Borrowings under the term credit and revolving credit facilities of our international bank credit agreement are short-term notes that can be continued to November 2007 and October 2010, respectively, but these amounts are classified as current liabilities because it is our intent to repay them within the next 12 months.
Accrued Liabilities declined at September 2006 from the level at December 2005 due to (i) payment of a $75.0 million pension contribution that was accrued at the end of 2005, (ii) payment of incentive compensation earned for 2005 and (iii) reclassification of $30.7 million of accrued income taxes to Long-term Liabilities because the issues are now not expected to be settled within the next 12 months, (iv) offset in part by seasonal increases and growth-related factors in the businesses.

Total Long-term Debt, including the current portion, decreased from the level at September 2005 due to the repayment of $300.0 million of debt at the scheduled maturity date in October 2005 and repayment of a $33.0 million note payable in August 2006, offset in part by (i) revolving credit borrowings of $127.9 million U.S. dollar equivalent under our international bank credit agreement and (ii) a $42.2 million capital lease obligation referred to in the Property, Plant and Equipment paragraph above. VF does not intend to pay down the borrowing under the revolving credit agreement in the next 12 months, and accordingly, it is classified as Long-term Debt. The Current Portion of Long-term Debt includes a $33.0 million note payable in August 2007.
Other Liabilities increased at September 2006 from both December 2005 and June 2005 due to the reclassification of $30.7 million of accrued income taxes (see the Accrued Liabilities paragraph above) and additional participant deferrals under VF’s deferred compensation plans.
During the second quarter of 2006, the Series B Redeemable Preferred Stock was converted to Common Stock because the indicated quarterly Common Stock dividend rate ($0.88 equivalent common dividend per preferred share) significantly exceeded the stated quarterly dividend rate ($0.52 per share) of the Preferred Stock. As a result of the conversion, the redemption value of the Preferred Stock was transferred to the Common Stock and Retained Earnings accounts.
      Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	September	December	September
(Dollars in millions)	2006	2005	2005

Working capital	$1,519.7	$1,213.2	$1,086.9
Current ratio	2.2 to 1	2.1 to 1	1.8 to 1
Debt to total capital ratio	24.3%	22.6%	27.3%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity.
On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of net income and changes in investments in inventories and other working capital components. Cash provided by operating activities is substantially higher in the fourth quarter of the year due to reduced working capital requirements during that period, resulting from collecting accounts receivable on sales in the seasonally high third quarter. For the nine months through September 2006, cash provided by operating activities was $26.9 million, compared with cash provided by operating activities of $141.6 million in the comparable 2005 period. This reduction results from the net change in working capital components, which were a usage of funds of $497.7 million for the nine months ending September 2006 and a usage of funds of $350.3 million for the nine months ended September 2005. The major reason for the increased cash usage from changes in working capital between the two periods was a decrease in cash inflows from Accounts Receivable in the 2006 period. This was due to increased revenues late in the quarter that were not yet collected, compared with the prior year period. This change was offset in part by reduced spending on inventories in the 2006 period as compared with the 2005 period.

In addition to cash provided by operating activities, VF has significant liquidity based on its available debt capacity supported by its strong credit rating. VF has a $750.0 million unsecured committed bank facility that expires in September 2008. This bank facility is available to support up to a $750.0 million commercial paper program. Any issuance of commercial paper reduces the amount available under the bank facility. At the end of September 2006, $545.4 million was available for borrowing under the credit agreement, with $190.0 million of commercial paper outstanding and $14.6 million of standby letters of credit issued under the agreement. In addition, VF has an unsecured committed revolving credit facility under an international bank credit agreement that expires in October 2010. At the end of September 2006, a U.S. dollar equivalent of $147.1 million was outstanding and $76.7 million was available for borrowing under the agreement. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.
The principal investing activities in the first nine months of 2006 related to business acquisitions and capital spending. Payments for business acquisitions in the 2006 period included the joint venture investment in India, as well as the buyout of four separate licensees and distributors. Payments for business acquisitions in the first nine months of 2005 related to acquisition of the Reef and the Holoubek businesses. The largest single capital project during the first nine months of 2006 was a distribution center to support the growing sales of our Outdoor Coalition in the United States. For the full year, we expect that capital spending could reach $140 million (excluding the previously mentioned capital lease) and be funded by operating cash flows.
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
During the nine months of 2006, VF purchased 2.0 million shares of its Common Stock in open market transactions at a cost of $118.6 million (average price of $59.29 per share) and in the nine months of 2005 purchased 3.0 million shares at a cost of $175.1 million (average price of $58.38 per share). During the first nine months of 2006, the Board of Directors authorized the purchase of 10.0 million shares. Share repurchase activity during the period reduced the total approved authorization to 9.3 million shares as of the end of September 2006. The primary objective of our share repurchase program is to reduce the impact of dilution caused by exercises of stock options. Management will evaluate future share repurchases from time-to-time depending on stock option exercises and funding required to support business acquisitions and other opportunities.
The Board of Directors increased the quarterly dividend by 90%, from $0.29 to $0.55 per share, starting with the dividend paid in June 2006. This resulted in an indicated annual dividend rate of $2.20 per share, compared with the prior rate of $1.16 per share. The indicated annual rate represents a payout of approximately 44% of full year earnings (using estimated 2006 diluted earnings per share of $5.05), compared with an actual payout rate of 24% in 2005. Our intent is to maintain the dividend payout, on a long-term basis, in the 40 — 45% range.
Management’s Discussion and Analysis in our 2005 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2005 that would require the use of funds. Since the filing of our 2005 Form 10-K, there have been no material changes relating to VF’s contractual obligations that require the use of funds or other financial commitments that may require the use of funds.

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
VF does not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. VF is currently evaluating the impact of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. VF is currently evaluating the impact of adopting Statement 157.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“Statement 158”), which requires the recognition of the overfunded or underfunded status of pension and other postretirement benefit plans in the balance sheet. Under Statement 158, gains and losses and prior service costs that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of income tax effects. The provisions of Statement 158 are effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. VF is currently evaluating the impact of adopting Statement 158 and does not expect adoption to have a material impact on our financial position.
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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to maintain information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; the overall level of consumer spending; general economic conditions and other factors affecting consumer confidence; fluctuations in the price, availability and quality of raw materials; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
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
During VF’s fiscal quarter ended September 30, 2006, VF implemented an upgrade to its financial consolidation system. Internal controls over the processes around this system were designed to reasonably assure that such controls are effective as they relate to the reliability of financial reporting and the fair presentation of our consolidated financial statements.

Part II — Other Information
Item 1A — Risk Factors
There have been no material changes to our risk factors from those disclosed in our 2005 Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

			Total Number of Shares	Maximum Number of Shares
		Weighted Average	Purchased as Part of	that May Yet Be Purchased
	Total Number of	Price Paid per	Publicly Announced Plans	Under the Plans or
Fiscal Period	Shares Purchased	Share	or Programs	Programs (1)
July 2 - July 29, 2006	—	—	—	9,320,000
July 30 - August 26, 2006	—	—	—	9,320,000
August 27 - September 30, 2006	—	—	—	9,320,000
			—	9,320,000

Total	—		—

(1)	Management will evaluate future share repurchases from time-to-time depending on stock option exercises and funding required to support business acquisitions and other opportunities. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance restricted stock units the number of shares having an aggregate fair market value equal to any federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were no shares withheld under the Mid-Term Incentive Plan during the third quarter of 2006.
Item 6 — Exhibits

31.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: November 3, 2006

By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)