Form 10-K
period 2006-12-30
V F CORP
filed 2007-02-27
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
YES ☐ NO ☑
The aggregate market value of Common Stock held by non-affiliates (i.e., persons other than officers, directors and 5% stockholders) of V.F. Corporation on July 1, 2006, the last day of the registrant’s second fiscal quarter, was approximately $6,043,000,000, based on the closing price of the shares on the New York Stock Exchange.
As of January 27, 2007, there were 112,557,614 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2007 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
This document (excluding exhibits) contains 118 pages.
The exhibit index begins on page 60.

PART I
Item 1. Business
VF Corporation, organized in 1899, is a worldwide leader in branded lifestyle apparel and related products. Unless the context indicates otherwise, the terms “we,” “us,” “our” and “VF” used herein refer to VF Corporation and its consolidated subsidiaries.
For over 100 years, VF has grown by offering consumers high quality, high value branded apparel and other products. Our stated vision is: VF will grow by building lifestyle brands that excite consumers around the world. Lifestyle brands are those brands that connect closely with consumers because they are aspirational and inspirational; they reflect consumers’ specific activities and interests. Lifestyle brands generally extend across multiple product categories and have greater potential for growth. For several years, VF has been implementing a growth plan designed to transform its mix of business to include more higher growth, higher margin lifestyle brands. As part of its growth plan, VF has acquired such lifestyle brands as Nautica®, Vans®, Reef®, Kipling® and Napapijri® and has also invested heavily behind several other brands to maximize their growth potential.
We generally target a VF brand to specific groups of consumers within specific channels of distribution. VF’s diverse portfolio of brands and products serves consumers shopping in specialty stores, department stores, national chains and mass merchants. In addition, many products are sold directly to consumers through VF-operated retail stores, as well as monobrand retail stores operated by independent parties. A global company,

VF derives 26% of its revenues from outside the United States, primarily in Europe, Canada, Latin America and the Far East, with VF products sold in certain geographic areas through our licensees and distributors. To provide these products across numerous channels of distribution in different geographic areas, we have implemented a strategy that combines efficient and flexible internally-owned manufacturing with sourcing of finished goods from independent contractors.
As part of our strategic plan to shift VF’s portfolio mix to higher growth, higher margin lifestyle brands, management and the Board of Directors decided in late 2006 to dispose of the women’s intimate apparel business. On January 22, 2007, VF entered into a definitive agreement to sell the business. This business included all of VF’s domestic and international women’s intimate apparel business units, which are being separately reported as discontinued operations in this Annual Report. Intimate apparel products include bras, panties, daywear, shapewear and sleepwear. In the United States, intimate apparel products are sold in department and mid-tier stores under the Vanity Fair® and Lily of France® brands and in discount stores under the Vassarette®, Bestform®, Curvation® and licensed Ilusion® brands. Certain of these brands are marketed in Mexico and Canada through joint ventures in which VF maintains a controlling interest. In the European market, women’s intimate apparel is marketed to department and specialty stores under the Lou®, Bolero®, Gemma®, Intima Cherry®, Vanity Fair® and Belcor® brands and in discount stores under the Variance®, Vassarette® and Bestform® brands.
The remaining discussion of VF’s business, unless otherwise stated, is focused on VF’s continuing operations. See additional discussion in Note C to the Consolidated Financial Statements included at Item 8 of this report regarding our discontinued operations. VF’s continuing businesses are organized into four product categories, and by brands within those product categories, for both management and internal financial reporting purposes. These groupings of businesses are called “coalitions” and consist of the following: Jeanswear, Outdoor, Imagewear and Sportswear. These coalitions are treated as reportable segments for financial reporting purposes. Coalition management has the responsibility to build and develop brands, with certain financial and administrative support and disciplines provided by VF corporate management.
The following table summarizes VF’s primary owned and licensed brands by coalition:

	Primary	Primary
Coalition	Brands	Product(s)
Jeanswear	Wrangler®	denim and casual bottoms, tops
	Wrangler Hero®	denim bottoms
	Lee®	denim and casual bottoms, tops
	Riders®	denim and casual bottoms, tops
	Rustler®	denim and casual bottoms, tops
	Timber Creek by Wrangler®	casual bottoms and tops

Outdoor	The North Face®	performance-oriented apparel, footwear, outdoor gear
	Vans®	skateboard-inspired footwear and apparel
	JanSport®	backpacks, luggage, apparel
	Eastpak®	backpacks, apparel
	Kipling®	luggage, travel bags, backpacks, accessories
	Napapijri®	premium outdoor apparel products
	Reef®	surf-inspired footwear and apparel
	Eagle Creek®	luggage, packs, travel accessories

Imagewear	Red Kap®	occupational apparel
	Bulwark®	occupational apparel
	Lee Sport®	licensed sports apparel
	NFL® (licensed)	licensed athletic apparel
	MLB® (licensed)	licensed athletic apparel
	Harley-Davidson® (licensed)	licensed apparel

Sportswear	Nautica ®	fashion sportswear and accessories
	John Varvatos ®	luxury men’s apparel and accessories
Financial information regarding VF’s coalitions, as well as geographic information and sales by product category, are included in Note R to the Consolidated Financial Statements, which are included as part of Item 8 of this report.
Jeanswear Coalition
Jeanswear and related shirts and casual products are marketed in the United States and in many international markets. The largest of these brands, the Lee® and Wrangler® brands, have long-standing traditions as authentic American jeans brands as they were established in 1889 and 1947, respectively, and have strong market positions. Lee® and Wrangler® products are sold in nearly every developed country. In fact, including all of its jeanswear brands, VF sells more jeans than any other company in the world.
In addition to these brands, VF markets the Wrangler Hero®, Rustler® and Riders® brands in the United States. These brands have continued to grow despite significant competitive activity and retail consolidation in the discount channel of distribution. Knit and woven tops have helped to extend these brands. We also market cotton casual pants under the Lee Casuals®, Timber Creek by Wrangler® and Wrangler® Khakis brands.
In domestic markets, Lee® products are sold through department stores, mid-tier stores and specialty stores. Wrangler® westernwear is marketed through western specialty stores. The Wrangler Hero®, Rustler® and

Riders® brands are marketed to mass merchant and regional discount stores. Overall, VF’s jeans brands are positioned in the U.S. marketplace where there is significant volume and less fashion risk.
We believe our vendor managed inventory and retail floor space management initiatives with several of our major retailer customers give us a competitive advantage in our domestic jeanswear business. We receive point-of-sale information from these customers on a daily basis, on an individual store and style-size-color stockkeeping unit (“SKU”) level. We then replenish their retail selling space based on that data to ensure their selling floors are well stocked. Our systems capabilities allow us to analyze sales data and work with our customers to maximize the assortment and stock inventory levels of our products on their selling floor. For our retail customers, this leads to higher sales of our products, along with lower inventory levels and fewer out-of-stock SKUs.
Jeanswear in most international markets is more fashion-oriented and has a higher relative price than similar products in the United States. The jeans market internationally is also more fragmented than in the U.S., with competitors ranging from global brands to a number of smaller brands sold in single country or regional markets.
VF’s largest international jeanswear business is located in Western Europe. Lee®, Wrangler® and H.I.S® jeanswear products are sold through department stores and specialty stores, while the Hero by Wrangler®, Maverick® and Old Axe® products are sold to hypermarket and discount stores. We also market the Lee® and Wrangler® products to mass market and specialty stores in Canada and Mexico, as well as to department stores and specialty stores in South America through businesses based in Chile, Brazil, Argentina and Peru. In many international markets, we are expanding our marketing of jeans products through VF-operated retail stores, an increasingly important vehicle for presenting our brands’ image and marketing story directly to consumers.
Lee® products are also manufactured and marketed in Spain and Portugal through a 50%-owned joint venture. We are continuing to expand our jeanswear brands into emerging markets, such as China and Russia, and in 2006 entered into a majority-owned joint venture to design and market VF-branded products in India, including the Lee® and Wrangler® brands. In foreign markets where VF does not have owned operations, Lee® and Wrangler® jeanswear and related products are marketed through distributors, agents or licensees.
We believe our jeanswear brands can continue to grow by extending into additional categories and geographies and by investing more heavily in marketing programs that enhance the brands’ equity and stimulate consumer buying.
Outdoor Coalition
The Outdoor Coalition, VF’s fastest growing business, is a group of outdoor activity-based businesses that represent a collection of lifestyle brands. Product offerings include outerwear, sportswear, footwear, equipment, backpacks, daypacks and luggage.
The North Face® high performance outdoor apparel, equipment and footwear is sold across the United States, Canada, Europe and Asia. The North Face® apparel products consist of outerwear, snow sports gear and functional sportswear for men, women and children. Equipment consists of tents, sleeping bags, backpacks, daypacks and accessories. The North Face® products are designed for extreme applications, such as high altitude mountaineering and ice and rock climbing, although many consumers purchase those products because they represent a lifestyle to which they aspire. The North Face® products are marketed through specialty outdoor and premium sporting goods stores in the United States, Canada and Europe and select department stores in the United States. In addition, these products are sold through 25 VF-operated full price retail and outlet stores in the United States and Europe, as well as monobrand stores operated by independent third parties dedicated to selling The North Face® products in Europe and Asia, except in Japan and South Korea where The North Face® trademarks and patent rights are owned by a third party.
JanSport® backpacks and luggage are sold through department and mid-tier stores, as well as sports specialty stores and college bookstores in the United States. JanSport® daypacks have a leading market share in the United States. Eastpak® and JanSport® backpacks are sold primarily through department and specialty stores in Europe, where the Eastpak® brand is the leading backpack brand. A technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. JanSport® fleece and T-shirts imprinted with college logos are sold through college bookstores and department stores in the United States. In addition, we launched a JanSport® apparel line in the United States and a limited Eastpak® branded apparel collection in Europe in 2005. The JanSport® and Eastpak® brands are also marketed throughout Asia by licensees and distributors.
VF Outdoor, Inc. manufactures and markets Vans® performance and casual footwear and apparel for skateboard, bicycle motocross (“BMX”), surf and snow sports participants and enthusiasts. Products are sold on a wholesale basis through mid-tier stores in the United States and through skate and surf shops, specialty stores and VF-operated retail stores in the United States and Europe. The brand’s retail strategy includes over 150 full price retail stores and outlet stores. These retail stores carry a wide variety of Vans® footwear, along with a growing assortment of apparel and accessory items, most of which bear the Vans® trademarks. Vans® full-price retail stores currently operate in the United States, primarily on the West Coast, and in key European markets, and are located in a mix of mall and freestanding locations. There are also Vans® outlet stores in the United States, the United Kingdom, Austria, Spain, France and Puerto Rico. The Vans® brand is the sponsor and majority owner of the Vans Warped Tour®, a traveling music festival, which presents over 50 alternative rock and heavy metal bands in performances in over 40 cities across North America each summer.
Napapijri® premium casual outdoor apparel products are primarily positioned in the mid-to-high price range and sold on a wholesale basis, primarily to European specialty shops such as sport stores and fashion boutiques. In addition, these products are sold in Europe through VF-operated stores in Italy, France and Germany, as well as stores operated by licensees and distributors. The Napapijri® brand enjoys especially strong consumer awareness in Italy, where it was created, and is well known across Europe. The brand was recently voted “Cool Brand of the Year” in Italy by the Superbrands Organization, which identifies and recognizes apparel brands, particularly lifestyle and fashion brands that have become highly desirable among style leaders and influencers, in 55 countries. In addition to continued growth overseas, the Napapijri® brand is being introduced in the United States through upper-tier department stores and VF-operated retail stores. Asia, particularly Japan, is targeted for growth in 2007. The sportswear design talent for the Napapijri® brand was utilized to develop Nautica® apparel in Europe, which was launched in 2006.
Kipling® luggage, shoulder bags, backpacks, handbags and accessories are stylish, colorful and fun products designed for women and girls, yet the products are practical and durable. The brand name comes from the author of The Jungle Book, Rudyard Kipling, and that provides the connection to the Kipling® monkey mascot, which symbolizes fun and adventure. A colorful monkey key ring is attached to every bag, with a different monkey design for each product collection. Products are sold through specialty stores in Europe, Asia and South America, as well as through VF-operated and independently-operated retail stores. The Kipling® business in North America is managed as part of the Sportswear Coalition.
In 2005, VF acquired the Reef® brand, comprising surf-inspired products, including sandals, apparel, shoes and accessories that are marketed primarily to sporting goods and specialty stores and surf shops. This acquisition was consistent with our strategy of acquiring strong lifestyle brands with superior growth potential. Reef® branded apparel is expected to be expanded in 2007.
We expect continued healthy growth in our Outdoor business as we acquire additional activity-based lifestyle brands, acquire certain of our international licensees and distributors, launch new product categories, open additional retail stores and expand geographically.

Imagewear Coalition
VF produces workwear, career and safety apparel sold under the Red Kap®, Bulwark®, The Force™ and Chef Designs™ brands. Over one-half of these sales are to industrial laundries that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Since industrial laundries maintain minimal inventories of work clothes, a supplier’s ability to offer rapid delivery is an important factor in this market. Our commitment to customer service, supported by an automated central distribution center with satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the Red Kap® brand obtain a significant share of the industrial laundry rental business.
The Imagewear Coalition also markets corporate image uniforms and casual apparel to selected national accounts through the internet. We operate over 30 catalog web sites for major business customers (e.g., FedEx Corporation, Air Canada, Continental Airlines and American Airlines) and governmental organizations (e.g., U.S. Customs and Border Protection, Transportation Security Administration, National Park Service, New York City Fire Department and New York City Transit Authority). These secure web sites give more than 600,000 employees of these customers the convenience of shopping and paying for their work and career apparel via the internet.
The Imagewear Coalition also includes VF’s activewear apparel businesses. We design and market decorated sports apparel under licenses granted by the National Football League, Major League Baseball, National Hockey League, Harley-Davidson Motor Company, Inc., NASCAR and most major colleges and universities. These adult and youth-sized sports apparel products are distributed through department, sporting goods, athletic specialty and discount stores primarily under the Lee Sport® label. Growth in recent years has been driven by acquisitions of two businesses that marketed Harley-Davidson® licensed apparel and by a five year contract signed in 2002 with the National Football League, which was subsequently extended to 2008 for adult men’s and women’s apparel. Outerwear was added to the National Football League contract in 2006. Under the agreement, VF is the exclusive supplier for selected men’s and women’s tops and bottoms bearing NFL team logos marketed to mid-tier department stores, specialty stores and discount stores. We also entered into a five year contract with Major League Baseball in 2004.
In the third quarter of 2006, Imagewear announced a new agreement with ESPN, Inc. to manufacture and market a line of College GameDay® apparel, including tees, fleece crews and hoods. The line launched in September at leading sports specialty and sporting goods stores, department stores and college campus retailers and online at www.espnshop.com.
We believe that Imagewear’s ability to manage a complex mix of products with very short lead times and at superior service levels can be leveraged to support continued growth in both existing and new businesses.
Sportswear Coalition
The Nautica® brand is the principal lifestyle brand of the Sportswear Coalition. Nautica® sportswear is marketed in the department store and specialty store channels of distribution, with approximately one-half of wholesale sales to Federated Department Stores, Inc.
The principal Nautica® product line is men’s sportswear, noted for its classic styling. The Nautica Jeans Company® line features fashionable jeanswear and related tops for younger male consumers. Other product lines sold under the Nautica® brand include men’s outerwear, underwear, swimwear and sleepwear and women’s sleepwear and panties. A collection of women’s sportswear was launched in a limited number of department store doors in Fall 2006, with an expanded rollout planned for 2007.

VF Sportswear operates more than 125 Nautica® retail outlet stores in better outlet malls across the United States. These stores carry Nautica® merchandise for men, boys and girls. The product styles sold in the outlet stores are different from the Nautica® styles sold to department and specialty store wholesale customers. In addition, these outlet stores carry Nautica® merchandise from licensees to complete their product assortment.
The John Varvatos® brand is a luxury apparel and accessories collection for men, including tailored clothing, sportswear, leather accessories and footwear. These products are sold through upscale department and specialty stores, as well as through five showcase John Varvatos® retail locations. This business is 80% owned by VF, with the balance owned by Mr. John Varvatos.
The Sportswear Coalition also includes the Kipling® business in North America. Kipling® bags and accessories are marketed to department stores and through VF-operated retail stores.
We believe there is growth potential in the Nautica® brand, particularly in the women’s sportswear category and in retail expansion, and significant growth potential in the John Varvatos® and Kipling® brands.
Direct-To-Consumer Operations
VF-operated retail stores are an integral part of our strategy for building VF’s brands. Our full price retail stores allow us to showcase a brand’s full line of current season products, with fixturing and imagery that support the brand’s positioning. These stores provide high visibility for our brands and products and enable us to stay close to the needs and preferences of consumers. We believe the proper presentation of these products in our retail stores enhances our business with our wholesale customers. In addition, outlet stores serve an important role in our overall inventory management by allowing VF to effectively sell a significant portion of discontinued and out-of-season products at better prices than are otherwise available from outside parties, while maintaining the integrity of our brands.
Our global retail operations comprise approximately 460 stores that sell specific brands such as The North Face®, Vans®, Napapijri®, Kipling®, Nautica®, Lee® or Wrangler®. Some of these retail stores offer products at full price, with the remainder being outlets offering products at discounted prices. We plan to open 75 - 100 new retail stores during 2007. In addition to these monobrand retail and outlet operations, we operate 78 VF Outlet stores across the United States that sell a broad selection of VF products. Sales and profits of VF products sold through VF Outlet stores are reported as part of the operating results of the respective coalitions.
Certain of our brands such as Lee® jeanswear and Vans® footwear are sold directly to consumers via the internet. In many of our other web sites, we provide information about our brands and products, and visitors are directed to VF’s wholesale customers for purchase of our products. In addition, our Imagewear Coalition operates a number of catalog web sites where employees of several national corporate and governmental accounts can purchase their uniforms and other casual apparel. These internet sales represented approximately 2% of consolidated Total Revenues in 2006. Total retail and internet sales directly to consumers accounted for approximately 16% and 14% of VF’s consolidated Total Revenues in 2006 and 2005, respectively. We expect our retail business to continue to grow and are planning a capital investment of approximately $45 million for improvements, fixtures and equipment in new retail space during 2007
In addition to our direct to consumer venues, we have granted the right to sell several of our brands through over 200 independently-operated monobrand retail stores located primarily in Europe and Asia. Our products are also sold through concession stores or shops in Europe and Asia, where dedicated retail space is owned or leased by a department store or other independent party but the inventory is owned by VF.

Licensing Arrangements
As part of our business strategy of expanding market penetration of owned brands, we enter into licensing agreements for certain apparel and complementary product categories in specific geographic regions if such arrangements with independent parties can provide more effective manufacturing, distribution and marketing of such products than could be achieved internally. These licensing arrangements relate to a broad range of VF brands and are for fixed terms that may include renewal options. In addition, certain licensees and distributors have been granted the right to open retail stores under the licensed brand name and sell only licensed branded products in these stores. Each licensee pays royalties to VF based on its sales of branded products, with most agreements providing for a minimum royalty. These payments generally range from 5% to 7% of the licensing partners’ net sales of the licensed products. Gross Royalty Income was $78 million and $72 million in 2006 and 2005, respectively.
In addition, licensees are generally required to spend a specified amount ranging from 1% to 5% of their sales to advertise VF’s products. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees. We provide support to these business partners and seek to preserve the integrity of brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight.
Licensing activities exist in all coalitions. The Nautica® brand is the largest contributor to licensing revenue, representing approximately 45% of gross Royalty Income. The Nautica® brand is licensed in the United States for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, women’s swimwear, accessories such as fragrances, watches, eyewear) and for nonapparel categories (e.g., furniture, bedroom and bathroom linens). In addition, Nautica® apparel and certain nonapparel products are licensed for sale in over 60 countries outside the U.S. Wholesale sales of such Nautica® licensed products total approximately $475 million annually.
VF has also entered into license agreements to use third-party trademarks. Apparel is marketed under licenses granted by the National Football League, Major League Baseball, the National Hockey League, NASCAR and Harley-Davidson Motor Company, Inc. Some of these license arrangements contain minimum annual licensing and advertising requirements. Some are for a short term and may not contain specific renewal options.
We believe that the loss of any license, with VF as either licensor or licensee, would not have a material adverse affect on VF.
Manufacturing and Sourcing
Product design and merchandising functions are carried out by a skilled staff located at each of the operating coalitions.
Our domestic jeanswear and imagewear businesses operate owned manufacturing facilities (primarily cutting, sewing and finishing) principally located in Mexico and Central America. Our international jeanswear businesses operate manufacturing facilities located in Poland, Turkey and Malta. For these owned production plants, we purchase raw materials from numerous domestic and international suppliers for scheduled production. Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers and snaps). In most cases, purchased fabric is cut and sewn into finished apparel, and in limited cases we contract the sewing of VF-owned raw materials into finished product to independent contractors in Mexico and Central America. While in some cases we have obtained fixed price commitments for up to one year, specific purchase obligations with suppliers are typically limited to the succeeding two to six months. We do not have any long-term supplier contracts for the purchase of raw materials or finished products, except for a commitment in connection with the sale of VF’s childrenswear business in 2004 to purchase a remaining total of approximately $111 million of finished product for sale through our VF Outlet stores, with a minimum of $15 million per year. No single supplier represents more than 4% of our total cost of sales.

Over the last several years, VF has shifted production from the United States to lower cost locations. As a result of this shift in sourcing, approximately 32% of our domestic Net Sales in 2006 were manufactured in VF-owned facilities, primarily in Mexico and Central America, and 67% were obtained from contractors, primarily in Asia. Similarly, European jeanswear sourcing has been shifting from owned plants in Western Europe to lower cost owned production outside of Western Europe and contracted production in the Middle East, Africa and Asia.
To an increasing extent, we are using independent contractors who own the raw materials and ship only finished, ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Hong Kong and Miami. These hubs are responsible for product procurement, product quality assurance and supplier management and handling functions in the Eastern and Western Hemispheres, respectively. All products in the Outdoor and Sportswear Coalitions, as well as a growing portion of product requirements for our other coalitions, are obtained through these sourcing hubs.
All contracted production must meet VF’s high quality standards. Further, each of the over 1,500 independent contractors that manufacture apparel products for VF must be pre-certified and sign a Terms of Engagement agreement prior to performance of any production on VF’s behalf. These requirements provide strict standards covering hours of work, age of workers, health and safety conditions and conformity with local laws. We also require our independent licensees and their contractors to comply with these standards. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal and outsourced staff.
The current sourcing strategy for products sold in the United States allows us to balance our needs with a mix of VF-owned and contracted production in the Western Hemisphere, combined with contracted production primarily from Asia. Owned production generally has a lower cost than contracted production. Overall, product obtained from the Western Hemisphere has somewhat higher cost but gives us greater flexibility, shorter lead times and lower inventory levels as compared with production obtained from the Far East and other more distant resources. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a balanced approach to product sourcing.
VF did not experience difficulty in filling its raw material and contracting production needs during 2006. Management does not anticipate difficulties in obtaining its raw materials and contracting production requirements during 2007. The loss of any one supplier or contractor would not have a significant adverse effect on our business.
Imports and Import Restrictions
VF is exposed to certain risks of doing business outside of the United States. We import goods from VF-owned manufacturing facilities in Mexico and Central America and from suppliers in those areas, as well as suppliers in Asia, Europe, Africa and the Middle East. These import transactions had been subject to the constraints imposed by bilateral agreements between the United States and a number of governments. These agreements were negotiated either under the framework established by the World Trade Organization (“WTO”) or other applicable statutes, which imposed quotas that limited the amount of certain categories of merchandise from these countries that could be imported into the United States and the European Union. All restrictions under these agreements had ended as of December 31, 2004.
Pursuant to a 1995 Agreement on Textiles and Clothing under the WTO, effective January 1, 2005 the United States and other WTO member countries were required, with few exceptions, to remove quotas on goods from WTO member countries. The complete removal of quotas may benefit VF, as well as other apparel companies, in the long run by allowing them to source products, without quantitative limitation, from any country. The only significant exceptions to the removal of quota that could affect VF are Vietnam and China. Vietnam is a WTO member as of January 11, 2007 but with restraints on Vietnam production that would allow the United States to impose antidumping duties in certain circumstances. Safeguard quotas pursuant to the terms of China’s Accession Agreement to the WTO have been imposed against Chinese exports and will last through 2008. These new restraints include products that VF imports and sells. However, we are well aware of developments with regards to safeguards and have made sourcing decisions accordingly. Any effect of the imposition of safeguards is not expected to be material to VF.
Management continually monitors new developments and risks related to duties, tariffs and quotas. In response to the changing import environment resulting from the elimination of quotas, management has chosen to continue its balanced approach to manufacturing and sourcing. We limit VF’s sourcing exposure through, among other measures, (i) extensive geographic diversification with a mix of VF-operated and contracted production, (ii) shifts of production among countries and contractors, (iii) allocation of production to merchandise categories where the free flow of product is available and (iv) sourcing from countries with tariff preference and free trade agreements. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.
Seasonality
The apparel industry in the United States has four primary retail selling seasons — Spring, Summer, Back-to-School and Holiday, while international markets typically have Spring and Fall selling seasons. Sales to retail customers generally precede the retail selling seasons, although demand peaks have been reduced as more products are being sold to retailers on a replenishment basis.
Overall, with its diversified product offerings, VF’s operating results are somewhat seasonal. On a quarterly basis, consolidated Total Revenues for 2006 ranged from a low of approximately 22% of full year revenues in the second quarter to a high of 29% in the third quarter. This disparity results primarily from revenues of the Outdoor Coalition, which are more seasonal in nature. Approximately 20% of Outdoor Coalition revenues occurred in the second quarter and 35% in the third quarter.
Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods and, accordingly, decreases during the second half. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.
Advertising and Customer Support
We support VF’s brands through extensive advertising and promotional programs. We advertise on national and local radio and television and in consumer and trade publications, and participate in cooperative advertising on a shared cost basis with major retailers in radio, television and print media. We sponsor various sporting, music and other special events and sponsor a number of athletes and other personalities. In addition, we provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at retail locations. We spent $322 million advertising and promoting our products in 2006, an increase of 6% from the 2005 level.
We also participate in various retail customer incentive programs. These incentive programs with retailers include discounts, cooperative advertising funds and margin support funds. We also offer sales incentive programs directly to consumers in the form of rebate and coupon offers. These sales incentive offers with retailers and with consumers are recognized as sales discounts in arriving at reported Net Sales (except that cooperative advertising reimbursements of documented and independently verified retailer costs are reported as Advertising Expense).
Internet web sites are maintained for most of our brands. The web sites provide information about our products and, in many cases, direct consumers to our wholesale customers where they can purchase our products.
Our Jeanswear, Outdoor and Sportswear Coalitions employ a staff of in-store marketing and merchandising coordinators located in major cities across the United States. These individuals visit our customers’ retail locations to inform the customers’ sales force about our products and related promotions and to ensure that our products, and those of our licensees, are properly presented on the merchandise sales floor.

Other Matters
     Competitive Factors
Our business depends on our ability to stimulate consumer demand for VF’s brands and products. VF is well-positioned to compete in the apparel industry by developing consumer-connected and innovative products at competitive prices, producing high quality merchandise, providing high levels of service, ensuring product availability to the retail sales floor and enhancing recognition of its brands. We continually strive to improve on each of these areas. Many of VF’s brands have long histories and enjoy high recognition within their respective consumer segments.
     Trademarks
Trademarks and trade names, and their related logos, designs and graphics, have substantial value in the marketing of VF’s products. We have registered these trademarks in the United States and with governmental agencies in other countries where our products are manufactured and/or sold. We vigorously monitor and protect these trademarks against infringement and dilution where legally feasible and appropriate. In addition, we grant licenses to other parties to manufacture and sell products using our trademarks in product categories and in geographic areas in which VF does not operate.
     Customers
VF products are primarily sold through our sales force and independent sales agents and distributors. VF’s customers are specialty stores, department stores, national chains and mass merchants in the United States and in international markets, primarily in Europe. Sales to VF’s ten largest customers, all of which are retailers based in the United States, amounted to 30% of Total Revenues in 2006, 31% in 2005 and 35% in 2004. These larger customers included (in alphabetical order) Federated Department Stores, Inc., Kohl’s Corporation, J.C. Penney Company, Inc., Sears Holding Corporation, Target Corporation and Wal-Mart Stores, Inc. Sales to the five largest customers amounted to approximately 24% of Total Revenues in 2006, 25% in 2005 and 28% in 2004. Sales to VF’s largest customer, Wal-Mart Stores, Inc., totaled 13.2% of Total Revenues in 2006, 14.0% in 2005 and 13.5% in 2004, substantially all of which were in the Jeanswear Coalition.
     Employees
VF employed approximately 45,500 men and women in its continuing operations at the end of 2006, of which 17,300 were located in the United States. (Excluded are approximately 8,700 employees of the intimate apparel businesses accounted for as discontinued operations at the end of 2006.) Approximately 300 employees in the United States are covered by a collective bargaining agreement. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
     Backlog
The dollar amount of VF’s order backlog as of any date is not meaningful and may not be indicative of actual future shipments and, accordingly, is not material for an understanding of the business of VF taken as a whole.

Executive Officers of VF
The following are the executive officers of VF Corporation as of February 9, 2007. The officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

			Period Served
Name	Position	Age	In Such Office(s)
Mackey J. McDonald	Chairman of the Board Chief Executive Officer Director	60	October 1998 to date January 1996 to date October 1993 to date

Eric C. Wiseman	President and Chief Operating Officer Director	51	March 2006 to date October 2006 to date

George N. Derhofer	Senior Vice President – Global Operations	53	May 2005 to date

Robert K. Shearer	Senior Vice President and Chief Financial Officer	55	May 2005 to date

Bradley W. Batten	Vice President – Controller and Chief Accounting Officer	51	September 2004 to date

Candace S. Cummings	Vice President – Administration, General Counsel Secretary	59	March 1996 to date October 1997 to date

Frank C. Pickard III	Vice President – Treasurer	62	April 1994 to date
Mr. McDonald joined VF’s Lee division in 1983, serving in various management positions until he was named Group Vice President of VF in 1991, President and Director of VF in 1993, Chief Executive Officer in 1996 and Chairman of the Board in 1998. Subsequent to the election of Mr. Wiseman as President and Chief Operating Officer in March 2006, as mentioned below, Mr. McDonald continues to serve as Chairman and Chief Executive Officer. Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2007 (“2007 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2006, which information is incorporated herein by reference.
Mr. Wiseman joined VF in 1995 as Executive Vice President of Finance, Operations and Manufacturing at the JanSport division. In 1998 he became President of the Bestform division and was elected Vice President of VF and Chairman – Global Intimate Apparel Coalition in 2000, serving in this role until February 2004. He was elected as Vice President – Sportswear Coalition in August 2003. Mr. Wiseman was also elected as Vice President and Chairman – Outdoor and Sportswear Coalitions in February 2004. In May 2005, he became Executive Vice President – Global Brands. Mr. Wiseman was named President and Chief Operating Officer of VF in March 2006 and Director of VF in October 2006.
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
Available Information
All periodic and current reports, registration statements and other filings that VF is required to file or furnish to the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 100 F Street, NE, Washington, DC 20549 or through VF’s primary internet website at http://www.vfc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge upon written request to the Secretary of VF Corporation, P.O. Box 21488, Greensboro, NC 27420.
The following corporate governance documents can be accessed on VF’s website: VF’s Corporate Governance Principles, Code of Business Conduct, and the charters of our Audit Committee, Compensation Committee, Nominating and Governance Committee and Finance Committee. Copies of these corporate governance documents also may be obtained by any shareholder free of charge upon written request to: Secretary of VF Corporation, P.O. Box 21488, Greensboro, NC 27420.
After VF’s 2007 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, the Company filed this certification with the NYSE on May 4, 2006.
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

A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 30% of Total Revenues in fiscal 2006, with Wal-Mart Stores, Inc. accounting for 13.2% of revenues. Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of VF’s major customers to decrease significantly the number of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, the retail industry has experienced consolidation and other ownership changes, such as the merger of Federated Department Stores, Inc. and The May Department Stores Company in 2005 and the merger of Sears, Roebuck and Company and Kmart Holding Corporation in 2005. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could decrease the number of stores that carry VF’s products or increase the ownership concentration within the retail industry. These changes could both impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.
VF’s business could be adversely affected by financial instability experienced by its customers.
During the past several years, various retailers have experienced significant financial difficulties, which in some cases have resulted in bankruptcies, liquidations and store closings. VF sells a large portion of its products on open account to national and regional department, mid-tier and mass market stores in the United States. The financial difficulties of a customer could result in reduced business with that customer. VF may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable from a major customer could substantially reduce VF’s income and have a material adverse effect on its financial condition and results of operations.
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
VF competes with numerous domestic and foreign brands and manufacturers of apparel. In addition, VF competes directly with the private label brands of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on its ability to:
•	Anticipate and respond to changing consumer trends in a timely manner;

•	Develop attractive, quality products;

•	Maintain favorable brand recognition;

•	Price products appropriately;

•	Provide effective marketing support;

•	Ensure product availability and optimize supply chain efficiencies; and

•	Obtain sufficient retail floor space and effectively present its products at retail.
We attempt to minimize risks associated with competition, including risks related to changing style trends and product acceptance, by studying consumer and retail sales trends. The failure, however, to compete effectively or to keep pace with rapidly changing markets and trends could have a material adverse effect on VF’s business, financial condition and results of operations. In addition, if we misjudge fashion trends and market conditions, we could be faced with significant excess inventories for some products that we may have to sell at a loss or missed opportunities with other products that may result in lost sales.
VF’s profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause VF’s gross margin to decline if we are unable to offset price reductions with comparable reductions in its operating costs. If VF’s sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, VF’s profitability will decline. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.
VF may not succeed in implementing its growth strategy.
One of our key strategic objectives is growth. We seek to grow through both organic growth and acquisitions, building new growing lifestyle brands, expanding our share with winning customers, stretching VF’s brands and customers to new geographies, fueling the growth by leveraging our supply chain and information technology capabilities across VF, expanding our direct-to-consumer business and building new growth enablers by identifying and developing high potential employees. We may not be able to grow our existing businesses or achieve planned cost savings from ongoing businesses. We may have difficulty identifying acquisition targets, and we may not be able to successfully integrate a newly acquired business or achieve any expected cost savings or synergies from such integration. We may not be able to expand our market share with winning customers, expand our brands geographically or achieve the expected results from our supply chain initiatives. We may also have difficulty recruiting or developing qualified managers. The failure to implement its growth strategies may have a material adverse effect on VF’s business.
If VF encounters problems with its distribution system, VF’s ability to deliver its products to the market would be adversely affected.
VF relies on its distribution facilities to warehouse and, using its own employees or in some cases independent contractors, to ship product to its customers. VF’s distribution system includes computer-controlled and automated equipment, which means its operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions or other system failures. Because substantially all of VF’s products are distributed from a relatively small number of locations, VF’s operations could also be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers. We maintain business interruption insurance, but it may not adequately protect VF from the adverse effects that could be caused by significant disruptions in VF’s distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, VF’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from its distribution facilities. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.
VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of that technology could harm VF’s ability to effectively operate its business.
Our ability to effectively manage and operate our business depends significantly on its information technology systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of VF’s business. It could also require significant expenditures to remediate any such failure, problem or breach.
VF uses foreign suppliers and manufacturing facilities for a substantial portion of its finished products and raw materials, which poses risks to VF’s business operations.
During fiscal 2006, in excess of 65% of VF’s products sold were produced by and purchased or procured from independent manufacturers primarily located in Asia and more than 30% were produced by VF-owned and operated manufacturing facilities primarily located in Europe, Mexico and Central America. Although no single supplier and no one country is critical to VF’s production needs, any of the following could materially and adversely affect our ability to produce or deliver VF products and, as a result, have a material adverse effect on VF’s business, financial condition and results of operations:

•	Political or labor instability in countries where VF’s facilities, contractors and suppliers are located;
•	Political or military conflict involving the United States, which could cause a delay in the transportation of raw materials and products to VF and an increase in transportation costs;
•	Heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for VF’s anticounterfeiting measures and damage to the reputation of its brands;
•	Disease epidemics and health-related concerns, such as the SARS, bird flu, mad cow and hoof-and-mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of VF’s goods produced in infected areas;
•	Imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed; and
•	Imposition of duties, taxes and other charges on imports.
If VF’s suppliers fail to use acceptable ethical business practices, VF’s business could suffer.
We require third party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we require all suppliers making VF-branded apparel, whether directly for VF or for its licensees, to comply with VF’s Terms of Engagement and Global Compliance Principles. Our staff and third parties retained for such purposes periodically visit and audit the operations of VF’s owned and operated facilities and of independent contractors manufacturing product for VF to determine compliance. However, we do not control independent manufacturers or their labor and other business practices. If one of our independent contractors violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to VF could be interrupted, orders could be cancelled, relationships could be terminated, and VF’s reputation could be damaged. Any of these events could have a material adverse effect on VF’s revenues and, consequently, its results of operations.
VF’s results of operations could be materially harmed if VF is unable to accurately forecast demand for its products.
We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:
•	An increase or decrease in consumer demand for VF’s products or for products of its competitors;
•	Our failure to accurately forecast customer acceptance for new products;
•	New product introductions by competitors;
•	Unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;
•	Weak economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items such as VF’s products; and
•	Terrorism or acts of war, or the threat of terrorism or acts of war, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which would have an adverse effect on VF’s results of operations and financial condition. In addition, if we underestimate demand for our products, our manufacturing facilities or third party manufacturers may not be able to produce products to meet customer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to VF’s reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory demand to meet future order and reorder requirements.
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
Imitation or counterfeiting of VF’s products or infringement of its intellectual property rights could diminish the value of our brands or otherwise adversely affect VF revenues. Actions we have taken to establish and protect VF’s trademarks and other intellectual property rights may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of VF’s products as a violation of the trademarks and intellectual property rights of others.
The value of VF’s intellectual property could diminish if others assert rights in, or ownership of, trademarks and other intellectual property rights of VF, or in trademarks that are similar to VF’s trademarks, or trademarks that VF licenses and/or markets. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to VF’s trademarks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar trademarks. VF is from time to time involved in opposition and cancellation proceedings with respect to some items of its intellectual property.
VF obtains licensing royalties and relies on its licensees to maintain the value of its brands.
Although only a relatively small portion of VF’s revenues, $78 million or 1.3%, was derived from licensing royalties in 2006 and although VF generally has significant control over its licensee’s products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of its other products. Risks are also associated with a licensee’s ability to:
•	Obtain capital;
•	Manage its labor relations;
•	Maintain relationships with its suppliers;

•	Manage its credit risk effectively; and
•	Maintain relationships with its customers.
In addition, VF relies on its licensees to help preserve the value of its brands. Although we make every attempt to protect VF’s brands through, among other things, approval rights over design, production processes and quality, packaging, merchandising, distribution, advertising and promotion of its products, we cannot completely control the use by our licensees of licensed VF brands. The misuse of a brand by a licensee could have a material adverse effect on that brand.
RISKS APPLICABLE TO THE APPAREL INDUSTRY
VF’s revenues and profits depend on the level of consumer spending for apparel, which is sensitive to general economic conditions and other factors affecting consumer confidence.
The apparel industry has historically been subject to substantial cyclical variations and is particularly affected by adverse trends in the general economy. The success of VF’s operations depends on consumer spending. Consumer spending is influenced by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment and wages), business conditions, interest rates, energy prices, availability of credit and tax rates in the international, national, regional and local markets where VF’s products are sold. Any significant deterioration in general economic conditions, recession or increases in interest rates could reduce the level of consumer spending and inhibit consumers’ use of credit. A significant decline in the securities markets could materially affect consumer confidence, the financial condition of VF’s customers and VF’s operating costs through higher contributions to its pension plan. In addition, natural disasters, war, terrorist activity or the threat of war or terrorist activity could adversely affect consumer spending and thereby have a material adverse effect on VF’s financial condition and results of operations.
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
Approximately 26% of VF’s Total Revenues is derived from international markets. VF’s foreign businesses operate in functional currencies other than the United States dollar. Assets, liabilities, revenues and expenses in these foreign businesses are subject to fluctuations in foreign currency exchange rates. In addition, VF sources and manufactures most of its products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. Furthermore, VF’s international sales and licensing revenue are derived from sales in foreign currencies. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, foreign currency fluctuations could have a material adverse impact on VF’s financial condition and results of operations.
VF’s ability to sell products in international markets may be affected by legal, regulatory, political and economic risks.

Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in new international markets is subject to risks associated with international operations. These include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets.
We cannot predict whether quotas, duties, taxes or other similar restrictions will be imposed by the United States, the European Union, Japan or other countries upon the import or export of its products in the future, or what effect any of these actions would have on VF’s business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties.
VF owns certain facilities used in manufacturing and distribution activities and leases a distribution center under a capital lease. Other facilities are leased under operating leases that generally contain renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs. Manufacturing, distribution and administrative facilities being utilized at the end of 2006 are summarized below by reportable segment:

	Square Footage
	Owned*	Leased
Jeanswear	6,400,000	1,800,000
Outdoor	1,200,000	1,900,000
Imagewear	800,000	1,500,000
Sportswear	500,000	200,000
Corporate and shared services	300,000	300,000

	9,200,000	5,700,000

* Includes capital lease.
Approximately 90% of the owned space and 80% of the leased space represents manufacturing (cutting, sewing and finishing) and distribution facilities. The remainder represents administrative and showroom facilities. VF also owns or leases 538 retail or outlet locations totaling 3,800,000 square feet. In addition to the above, VF owns facilities having 500,000 square feet of space formerly used in operations but now held for sale.
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

PART II
Item 5. Market for VF’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The high and low sale prices of VF Common Stock reported in each calendar quarter of 2006, 2005 and 2004, along with dividends declared, are as follows:

			Dividends
	High	Low	Declared
2006
Fourth quarter	$83.10	$73.00	$0.55
Third quarter	75.32	62.16	0.55
Second quarter	67.97	55.99	0.55
First quarter	58.67	53.28	0.29

			$1.94

2005
Fourth quarter	$59.47	$50.44	$0.29
Third quarter	61.61	55.52	0.27
Second quarter	59.93	54.60	0.27
First quarter	60.74	52.20	0.27

			$1.10

2004
Fourth quarter	$55.61	$47.15	$0.27
Third quarter	51.02	45.87	0.26
Second quarter	50.45	43.50	0.26
First quarter	47.04	42.06	0.26

			$1.05

As of January 27, 2007, there were 4,057 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

Performance graph:
The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P Apparel, Accessories & Luxury Goods Subindustry Index (“S&P Apparel Index”) for the five years ended December 31, 2006. The graph assumes that $100 was invested on January 1, 2002, in each of VF Common Stock, the S&P 500 Stock Index and the S&P Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the five single days that are the last trading days of calendar years 2002 through 2006. Past performance is not necessarily indicative of future performance.
Comparison of Five Year Total Return of
VF Common Stock, S&P 500 Index and S&P Apparel Index
VF Common Stock closing price on December 29, 2006 was $82.08
TOTAL SHAREHOLDER RETURNS

	2001
Company / Index	Base	2002	2003	2004	2005	2006

VF CORPORATION	$100	$94.77	$116.71	$152.64	$155.48	$237.00
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
S&P APPAREL, ACCESSORIES & LUXURY GOODS SUBINDUSTRY INDEX	100	113.38	156.56	202.39	207.10	268.39

Issuer purchases of equity securities:

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Fiscal Period	Purchased	per Share	Programs	Programs (1)
Oct 1 - Oct 28, 2006	—	$—	—	9,320,000
Oct 29 - Nov 25, 2006	—	—	—	9,320,000
Nov 26 - Dec 30, 2006	—	—	—	9,320,000

Total	—		—

(1)	There were no share repurchases during the fourth quarter of 2006. We intend to repurchase approximately 4.5 million shares in 2007 (representing shares to be purchased using proceeds of the sale of the Intimate Apparel Coalition), although the actual number purchased may vary depending on stock option exercises and funding required to support business acquisitions and other opportunities. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance-based restricted stock units the number of shares having an aggregate fair market value equal to any minimum statutory federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were no shares withheld under the Mid-Term Incentive Plan during the three month period ended December 30, 2006.
Item 6. Selected Financial Data.
The following table sets forth selected consolidated financial data for the five years ended December 30, 2006. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Notes” included in this report. Historical results presented herein may not be indicative of future results.

Dollars in thousands,
except per share amounts	2006	2005	2004	2003	2002

Summary of Operations
Total revenues from continuing operations	$6,215,794	$5,654,155	$5,218,066	$4,413,354	$4,267,068
Operating income from continuing operations	826,144	767,951	664,357	552,523	523,501
Income from continuing operations	535,051	482,629	398,879	343,261	300,223
Discontinued operations	(1,535)	35,906	75,823	54,672	72,488
Cumulative effect of a change in accounting policy(1)	—	(11,833)	—	—	(527,254)
Net income (loss)	533,516	506,702	474,702	397,933	(154,543)

Earnings (loss) per common share — basic
Income from continuing operations	$4.83	$4.33	$3.61	$3.17	$2.67
Discontinued operations	(0.01)	0.32	0.69	0.51	0.66
Cumulative effect of a change in accounting policy(1)	—	(0.11)	—	—	(4.83)
Net income (loss)	4.82	4.54	4.30	3.67	(1.49)

Earnings (loss) per common share — diluted
Income from continuing operations	$4.73	$4.23	$3.54	$3.11	$2.67
Discontinued operations	(0.01)	0.31	0.67	0.50	0.65
Cumulative effect of a change in accounting policy(1)	—	(0.10)	—	—	(4.69)
Net income (loss)	4.72	4.44	4.21	3.61	(1.38)
Dividends per share	1.94	1.10	1.05	1.01	.97
Dividend payout ratio (2)	41.1%	24.2%	24.9%	28.0%	29.2%
Average number of common shares outstanding	110,560	111,192	109,872	107,713	109,167

Financial Position
Working capital	$1,563,162	$1,213,233	$1,006,354	$1,419,281	$1,199,696
Current ratio	2.5	2.1	1.7	2.8	2.4
Total assets	$5,465,693	$5,171,071	$5,004,278	$4,245,552	$3,503,151
Long-term debt	635,359	647,728	556,639	955,393	601,145
Redeemable preferred stock	—	23,326	26,053	29,987	36,902
Common stockholders’ equity	3,265,172	2,808,213	2,513,241	1,951,307	1,657,848
Debt to total capital ratio (3)	19.5%	22.6%	28.5%	33.7%	28.3%
Book value per common share	$29.11	$25.50	$22.56	$18.04	$15.28

Other Statistics (5)
Operating margin	13.3%	13.6%	12.7%	12.5%	12.3%
Return on invested capital (4) (6)	14.7%	14.2%	13.4%	14.4%	14.2%
Return on average common stockholders’ equity (6)	18.0%	18.0%	17.8%	19.3%	18.2%
Return on average total assets (6)	10.0%	9.4%	8.5%	9.1%	8.6%
Cash dividends paid	$216,529	$124,116	$117,731	$111,258	$108,773

(1)	After tax effect of change in accounting policy in 2005 to adopt FASB Statement 123(R), Share-Based Payment, and in 2002 to adopt FASB Statement No. 142, Goodwill and Other Intangible Assets.

(2)	Dividends per share divided by the total of income from continuing and discontinued operations per diluted share.

(3)	Total capital is defined as common stockholders’ equity plus short-term and long-term debt.

(4)	Invested capital is defined as average common stockholders’ equity plus average short-term and long-term debt.

(5)	Operating statistics and market data are based on continuing operations.

(6)	Return is defined as income from continuing operations before net interest expense, after income taxes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
VF Corporation is a leading marketer of branded lifestyle apparel and related products in the United States and in many international markets. (Unless the context indicates otherwise, the terms “VF,” “we,” “us,” and “our” used herein refer to VF Corporation and its consolidated subsidiaries.) Management’s vision is to grow VF by building leading lifestyle brands that excite consumers around the world. Lifestyle brands, representative of the activities that consumers aspire to, will generally extend across multiple product categories and therefore have greater opportunities for growth. VF owns a diverse portfolio of brands with strong market positions in several consumer product categories. In addition, we market occupational apparel to distributors and major employers. VF has a broad customer base, with products distributed through leading specialty stores, department stores, national chains and mass merchants, plus VF-operated retail stores.
We are organized around our principal product categories and major brands within those categories. These groupings of businesses, referred to as “coalitions,” are summarized as follows:

Product Category	Principal VF-owned Brands

Jeanswear	Wrangler® , Wrangler Hero® , Lee® , Riders® , Rustler® , Timber Creek by Wrangler®.

Outdoor products	The North Face® , Vans® , JanSport® , Eastpak® , Kipling® , Napapijri® , Reef®, Eagle Creek®

Imagewear	Red Kap® , Bulwark® , Lee Sport®

Sportswear	Nautica® , John Varvatos®

Discontinued Operations
As part of our strategic plan to shift VF’s portfolio mix to higher growth, higher margin lifestyle brands, management and the Board of Directors decided in late 2006 to dispose of the women’s intimate apparel business. VF’s intimate apparel business includes such leading brands as Vanity Fair ® , Lily of France ® , Vassarette ® , Bestform ® and Curvation ® in the U.S., and Lou ® , Gemma ® and Belcor ® in Europe. On January 22, 2007 we entered into a definitive agreement to sell the business for $350 million in cash. The agreement is subject to government approvals and customary closing conditions and is expected to be completed in the first quarter of 2007.
Because VF has decided to exit this business, the operating results, assets, liabilities and cash flows of the global intimate apparel business were separately presented in 2006 as discontinued operations in the consolidated financial statements, and amounts for prior periods were similarly reclassified.
During 2006, 2005 and 2004, the operations of the global intimate apparel business contributed $35.3 million, $35.9 million and $75.8 million to net income, respectively. A primary factor in the strong performance in 2004 was a new program with a major private label customer. This private label program declined significantly in 2005. The decline in profits in 2006 and 2005 was driven by lower sales levels and the resulting impact from unused manufacturing capacity and lower overhead cost absorption. In addition to the $35.3 million income from operations in 2006, we recorded a charge of $36.8 million (net of an income tax benefit of $10.9 million) for the estimated loss on disposal of the intimate apparel business. The financial impact of the global intimate apparel business on VF will not be significant in 2007.
See Note C to the consolidated financial statements for further details about the discontinued operations. Unless otherwise stated, the remaining sections of this discussion and analysis of results of operations and financial condition relate only to continuing operations.
Long-term Financial Targets
We have established several long-term financial targets that guide us in our strategic decisions. We expect attainment of these targets to drive increases in total shareholder return. These targets are summarized below:
•	Revenue growth of 8% per year - On a longer term basis, we target revenue growth of 8% per year, with approximately 5% coming from organic growth and 3% from acquisitions. We have met this objective with growth in revenues of 10% in 2006 and 8% in 2005. We have many programs in place to continue to drive organic growth and will continue to aggressively search for opportunities to acquire branded lifestyle apparel businesses that meet our strategic and financial goals.
•	Operating income of 14% of revenues - Our gross margins and operating margins have improved in recent years as we have focused on reducing our cost structure and have acquired branded lifestyle businesses that earn higher margins. Our operating margin was 13.3% in 2006 and 13.6% in 2005. The decline of 0.3% from 2005 resulted from the impact of special items reported in both 2005 and 2006. During 2005, we reported two special items including (i) the reduction of certain postemployment benefit accruals in Mexico and (ii) restructuring charges. The net impact on operating income of these special items in 2005 was $13.2 million, benefitting the operating margin by 0.3%. During 2006, VF recorded $14.7 million of restructuring charges, representing a negative impact to operating margin of 0.2%.
Many of our businesses currently exceed the 14% benchmark, and all of our coalitions report double digit margins. We constantly pursue cost reduction opportunities in product, distribution and administrative areas. We will continue to evaluate our existing businesses to ensure that they meet our strategic and financial objectives, as demonstrated by our decision to exit the global intimate apparel business in 2006.
•	Return on invested capital of 17% - We believe that a high return on capital is closely correlated with enhancing shareholder value. We calculate return on invested capital as follows:
Income from continuing operations before net interest expense, after income taxes
  Average common stockholders’ equity, plus average short and long-term debt
VF earned a 14.7% return on invested capital in 2006 and a 14.2% return in 2005. Our return in recent years has been impacted by acquisition activity during those periods, as it often takes a period of years to achieve the targeted 17% rate of return for acquired businesses. Nevertheless, we will continue to pursue this ambitious target.
•	Debt to capital of less than 40% - To maintain a conservative financial position, we have established a goal of keeping our debt to less than 40% of our total capitalization, with capitalization defined as our common stockholders’ equity, plus combined short and long-

term debt. We would, however, be willing to exceed this target ratio, on a short-term basis, to support appropriate investment opportunities. Despite significant acquisition spending, dividend payments to stockholders and share repurchases over the last three years, this ratio was 19.5% at the end of 2006. All of these factors, plus net debt repayments over the three years and almost $350 million in cash at the end of 2006, demonstrate VF’s ability to generate strong cash flow from operations.
•	Dividend payout ratio of 40% - Our target is to return approximately 40% of our earnings to our stockholders through a consistent dividend policy. This target was raised in 2006 from 30% in prior years. Management and the Board of Directors increased the dividend by 90% in the second quarter of 2006 — from a quarterly dividend rate of $0.29 to $0.55 per share. The 2006 dividend payout was 41.1% of Net Income. VF has increased its dividends paid per share each year for the past 34 years. Management and the Board of Directors will continue to evaluate our dividend policy.
Strategic Objectives
We have developed a growth plan that we believe will enable VF to achieve its long-term revenue and earnings targets. Our growth strategy consists of six drivers:
1.	Build more global, growing lifestyle brands. Focus on building more growing, global lifestyle brands with an emphasis on younger consumers and on female consumers.
2.	Expand our share with winning customers. Adapt our organizational structure to a more customer-specific focus to expand market share and leverage new business opportunities with successful retailers.
3.	Stretch brands to new geographies. Grow our international presence, particularly in rapidly expanding economies such as those in the Far East and Eastern Europe.
4.	Expand our direct-to-consumer business. Increase the portion of revenues obtained from VF-operated retail stores or other direct-to-consumer venues.
5.	Fuel the growth. Leverage our supply chain and information technology capabilities across VF to drive lower costs and inventory levels, increase productivity and integrate acquisitions efficiently so that we can use these savings to invest in our brands.
6.	Build new growth enablers. Support our growth plans by identifying and developing high potential employees and by recruiting talented, qualified leaders with new skill sets.

Highlights of 2006
There were several notable actions and achievements in 2006:
•	Revenues, income and earnings per share were each at record levels.

•	VF acquired a 60% interest in a newly formed joint venture to design, market and distribute VF-branded products in India.

•	Net revenues increased 10% to $6,215.8 million. Nearly all of this increase was attributed to organic growth across our businesses.

•	Income from continuing operations increased 11% to $535.1 million, and earnings per share from continuing operations increased 12% to $4.73. The biggest contribution to these increases was the strong performance of our global Outdoor businesses, particularly driven by superior growth within our The North Face® and Vans® branded businesses.

•	Net income (including (i) the operating impact in both years of our global intimate apparel business reported as discontinued operations, (ii) the expected loss on the sale of this business recorded in 2006 and (iii) the cumulative effect of the change in accounting policy for stock options recorded in 2005) increased 5% in 2006 to a record $533.5 million, or $4.72 per diluted share. All per share amounts below are presented on a diluted basis.

•	We increased our quarterly dividend by 90%, from $0.29 to $0.55 per share.

•	Our total shareholder return for the year was 52%, consisting of stock price appreciation and dividend yield.
Analysis of Results of Continuing Operations
Acquisitions
VF acquired a 60% interest in a newly formed joint venture to design, market and distribute VF-branded products in India for a total cost of approximately $33 million. This acquisition added $13 million to revenues and was neutral to earnings per share in 2006. This business is expected to contribute at least $30 million in incremental revenues in 2007.
Subsequent to the end of 2006, we announced the acquisition of Eagle Creek, Inc., seller of Eagle Creek® brand packs, luggage, accessories and adventure travel gear, which is expected to add approximately $30 million to revenues in 2007.
See Note B to the Consolidated Financial Statements for more information on our acquisitions over the last three years.
Stock-Based Compensation
As discussed in Note A to the Consolidated Financial Statements, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(Revised), Share-Based Payment

(“Statement 123(R)”), effective as of the beginning of 2005. This Statement requires the recognition of compensation cost for grants of stock options and also modifies the accounting of other forms of stock-based compensation. VF recorded in the 2005 Consolidated Statement of Income a noncash charge of $11.8 million (net of income taxes of $7.9 million) as the Cumulative Effect of a Change in Accounting Policy for periods prior to January 2005. Financial statements for 2004 were not restated. As a result of adopting this Statement, stock-based compensation increased from $10.0 million in 2004 to $40.0 million in 2005 and $46.0 million in 2006.
Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues in the last two years:

	2006	2005
	Compared with	Compared with
In millions	2005	2004

Total revenues — prior year	$5,654	$5,218
Organic growth	502	149
Acquisitions in prior year (to anniversary dates)	47	274
Acquisitions in current year	13	100
Disposition of VF Playwear	—	(87)

Total revenues — current year	$6,216	$5,654

Total Revenues consist of Net Sales of products and Royalty Income from licensees. Revenues in all of our ongoing businesses increased in 2006, due primarily to unit volume increases, with the largest growth in our outdoor and jeanswear businesses. Revenues also increased in 2005 over 2004 due to growth in the outdoor businesses. Royalty Income increased significantly in 2006 and 2005 from 2004 due to higher levels of licensing activity related to the Nautica ® brand. Additional details on revenues are provided in the section titled “Information by Business Segment.”
The Reef acquisition in 2005 added $47 million to revenues in 2006 (prior to the 2006 anniversary date of its acquisition) and $60 million to revenues in 2005. In January 2005, we acquired Holoubek, a business having rights to manufacture and market T-shirts and fleece under the licensed Harley-Davidson ® brand, which added $40 million to 2005 sales. The Reef and Holoubek acquisitions are collectively referred to as the “2005 Acquisitions.”

In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its business (primarily the European euro countries) improved revenue comparisons by $11 million in 2006 relative to 2005. For 2005, revenue comparisons benefited by $32 million relative to 2004. The weighted average translation rate for the euro was $1.25 per euro during 2006, compared with $1.25 during 2005 and $1.23 during 2004. If the weakening of the U.S. dollar that has occurred in recent months continues throughout 2007, reported revenues in 2007 will be positively impacted compared with 2006.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	2006	2005	2004
Gross margin (total revenues less cost of goods sold)	43.4%	43.2%	41.2%

Marketing, administrative and general expenses	30.1%	29.7%	28.5%

Operating income	13.3%	13.6%	12.7%

Gross margins increased to 43.4% of revenues in 2006, compared with 43.2% in 2005 and 41.2% in 2004. The increases in 2006 and 2005 primarily result from the revenue growth in our higher margin businesses. This change in the mix of our business accounted for an increase in gross margin of 0.4% in 2006 over 2005, offset by the net impact of special items recorded in both 2006 and 2005, discussed in the Long-term Financial Targets section above. Gross margins as a percent of Total Revenues increased 2.0% in 2005 over 2004 driven primarily by margin improvement in our outdoor and sportswear businesses resulting from lower sourced product costs.
Today, of Net Sales to customers in the United States, 32% relates to products manufactured in VF-owned facilities in Mexico and Central America and 67% relates to products obtained from contractors, primarily in Asia. Where we manufacture, it is management’s belief that our product costs are generally lower in VF-owned facilities than any available on a global basis for like products. We believe a combination of VF-owned and contracted production from different geographic regions provides flexibility and a competitive advantage in our product sourcing.
Marketing, Administrative and General Expenses increased as a percent of revenues to 30.1% in 2006, compared with 29.7% in 2005 and 28.5% in 2004. The 2006 increase in percent of revenues resulted from additional spending on advertising in our Jeanswear Coalition and a shift in the mix of our businesses toward those with higher expense percentages, specifically, toward our growing lifestyle branded businesses. Our Outdoor businesses, including the more recently acquired brands such as Reef, Vans, Kipling and Napapijri, have higher expense percentages than other VF businesses. Approximately 0.5% of the increase in 2005 over 2004 was due to stock option expense recognized under the new accounting policy adopted in 2005, with the remainder of the increase primarily related to changes in the mix of our businesses similar to those discussed above.
We include costs of cooperative advertising, licensing, retail stores and shipping and handling in Marketing, Administrative and General Expenses, as stated in our significant accounting policies in Note A to the Consolidated Financial Statements. Some other companies classify cooperative advertising costs or licensing costs as a reduction of Net Sales or Royalty Income, respectively, while some classify retail store and shipping and handling costs in Cost of Goods Sold. Accordingly, our gross margins and operating expenses may not be directly comparable with other companies.
Interest Expense (including amortization of debt discount, debt issuance costs and the gain on an interest rate hedging contract) decreased by $13.3 million in 2006 and $5.4 million in 2005. The decreases in both 2006 and 2005 were due to lower average interest rates and lower average debt outstanding. Average interest-bearing debt outstanding totaled approximately $900 million for 2006, $1,030 million for 2005 and $1,050 million for 2004. The weighted average interest rate was 6.1% for 2006, 6.7% for 2005 and 7.0% for 2004.
The effective income tax rate was 31.2% in 2006, compared with 32.2% in 2005 and 33.0% in 2004. During 2006, we recorded a $16.9 million tax benefit (2.2% tax rate benefit) from the favorable audit outcome on certain tax matters outside of the United States. The effective income tax rate declined in 2005 relative to 2004 due to increased income in international jurisdictions that was taxed at lower rates and favorable settlements of prior years’ foreign and state income tax returns, partially offset by additional taxes resulting from the repatriation of earnings from foreign subsidiaries under the American Jobs Creation Act of 2004.
Income from Continuing Operations increased 11% to $535.1 million in 2006 and by 21% to $482.6 million in 2005 from $398.9 million in 2004. After considering the operating results of our discontinued global intimate apparel business and the expected loss on the sale of this business of $36.8 million, VF reported net income of $533.5 million ($4.72 per share) in 2006.

This represented an increase of 5% over reported net income of $506.7 million ($4.44 per share) in 2005, which included an $11.8 million cumulative effect charge ($0.10 per share) for the change in accounting policy for stock-based compensation. Net income in 2004 was $474.7 million ($4.21 per share). In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar had a $0.02 favorable impact on earnings per share in 2006 compared with 2005 and a $0.04 favorable impact in 2005 compared with 2004. In comparing 2006 to 2005, the Reef acquisition had a $0.03 favorable impact to earnings per share.
Information by Business Segment
VF’s businesses are grouped into four product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses are referred to as “coalitions.” Both management and VF’s Board of Directors evaluate operating performance at the coalition level. These coalitions represent VF’s reportable segments.
For business segment reporting purposes, Coalition Revenues and Coalition Profit represent net sales, royalty income and operating expenses under the direct control of an individual coalition, along with amortization of acquisition-related intangible assets and its share of centralized corporate expenses directly related to the coalition. Corporate expenses not apportioned to the coalitions and net interest expense are excluded from Coalition Profit. Importantly, this basis of performance evaluation is consistent with that used for management incentive compensation.
See Note R to the Consolidated Financial Statements for a summary of our results of operations and other information by coalition, along with a reconciliation of Coalition Profit to Income from Continuing Operations Before Income Taxes. Coalition results are not necessarily indicative of operating results that would have been reported had each business coalition been an independent, stand-alone entity during the periods presented. Further, VF’s presentation of Coalition Profit may not be comparable with similar measures used by other companies.
The following table presents a summary of the changes in our Total Revenues by coalition during the last two years:

In millions	Jeanswear	Outdoor	Imagewear	Sportswear	Other

Total revenues - 2004	$2,706	$1,012	$770	$619	$111
Organic growth	(9)	119	(4)	22	21
Acquisitions in prior year	—	264	—	10	—
Acquisitions in current year	—	60	40	—	—
Disposition of VF Playwear	—	—	—	—	(87)

Total revenues - 2005	2,697	1,455	806	651	45
Organic growth	70	366	22	35	9
Acquisitions in prior year	—	47	—	—	—
Acquisitions in current year	13	—	—	—	—

Total revenues - 2006	$2,780	$1,868	$828	$686	$54

     Jeanswear:
The Jeanswear coalition consists of our global jeanswear businesses, led by the Wrangler® and Lee® brands. Overall jeanswear revenues were up 3% in 2006 over 2005. Revenues for 2005 versus 2004 were flat. A 3% increase in domestic jeanswear revenues was led by the turnaround of the Lee® brand, which posted a 6% increase over 2005. This improvement resulted from more effective increased marketing investments, as well as new products targeted at our core consumer. Our domestic mass market revenues increased by 4% in 2006. These increases were partially offset by the exit of the Earl Jean business in early 2006. In 2005, domestic jeanswear revenues declined 2%, with gains in mass market and western specialty products more than offset by a decline in the Lee® brand business. Approximately one-half of the sales decrease at Lee was due to the significant consolidation taking place in the mid-tier channel of distribution in the U.S. The remainder of the decline was largely due to lack of performance of new products at retail, particularly in the Lee® brand’s traditionally strong women’s business.
Jeanswear revenues in international markets — Europe, Canada, Mexico, Latin America and Asia — also increased 3% in 2006 over 2005. Approximately 2% of the increase resulted from our newly established joint venture in India. Revenues increased in all foreign jurisdictions other than Canada, which was flat. Jeanswear revenues in international markets increased by 5% in 2005, with two-thirds of the increase due to a $25 million benefit from favorable foreign currency translation.

Jeanswear Coalition operating margins were 16.8% in 2005 and 15.5% in 2006. The reduction in margin percentage in 2006 primarily resulted from special items included in both the 2006 and 2005 periods. During 2006, actions were taken within our Jeanswear business to reduce product costs and improve product development processes that cost Jeanswear $14.5 million and negatively impacted 2006 operating margins by 0.5%. During 2005 profits benefited from a $14.7 million reduction in Mexican postemployment benefit accruals, which management had determined were greater than required under local laws. This item positively impacted 2005 operating margins by 0.6%. The remaining decline in operating margins in 2006 resulted from increased domestic spending on advertising and investments in retail stores overseas. Jeanswear Coalition Profit increased 2% in 2005 over 2004, with comparable increases in both domestic and international businesses. In the United States, profits increased in our mass market business, which more than offset declines in our Lee® brand and our Earl Jean® business (which was sold in early 2006). In addition, profits in 2005 benefited from the $14.7 million reduction in Mexican postemployment benefit accruals mentioned above.
     Outdoor:
The Outdoor coalition consists of VF’s outdoor-related businesses including The North Face® brand apparel, footwear and equipment, JanSport® and Eastpak® daypacks and apparel, Vans® performance and casual footwear and apparel, Kipling® bags and accessories, Napapijri® outdoor-based sportswear and Reef® beach-inspired footwear and apparel. Revenues increased 28% in 2006 primarily through organic growth, led by unit volume increases from strong consumer demand for The North Face® and Vans® products in the United States and internationally. The acquisition of Reef also added $47 million to 2006 revenues (for the period prior to its acquisition anniversary date). Revenues increased 44% in 2005, with the Reef acquisition adding $60 million and the 2004 Outdoor coalition acquisitions adding $264 million (for the period prior to their respective acquisition anniversary dates). Revenues in both years benefited from the favorable effects of foreign currency translation — $8 million in 2006 and $6 million in 2005 relative to the respective prior years.
Coalition Profit increased 28% in 2006, consistent with the revenue increase above. The operating margin in both 2006 and 2005 for the Outdoor coalition was 16.0%. The 2005 acquisition of Reef added approximately $5 million, or 2%, to Coalition Profit in 2006. Coalition Profit increased 49% in 2005 over 2004. Over one-half of the increase in 2005 was due to higher profits resulting from a full year of operations in the Vans, Napapijri and Kipling businesses acquired during 2004. Because Reef was acquired in April 2005, late in its seasonally strong sales season, its contribution to Coalition Profit was minimal in 2005. The remainder of the 2005 increase was due primarily to unit volume increases at The North Face.

     Imagewear:
The Imagewear coalition includes VF’s occupational (industrial, career and safety) apparel business, as well as our licensed apparel business. Coalition Revenues increased 3% in 2006. Occupational apparel revenues were up 2%, led by growth in the public services and governmental sector, offset by the exit of our underperforming commodity fleece and T-shirt business. Licensed apparel revenues increased 4% in 2006 led by growth in the licensed National Football League business. Coalition Revenues increased 5% in 2005, primarily from the acquisition of Holoubek in early 2005. Occupational apparel revenues increased 3% in 2005, primarily in industrial workwear. Sales of industrial workwear were up in 2005 with increased industrial employment in the U.S. Revenues of the licensed business increased in 2005 with the acquisition of Holoubek and increases in sales of products under license from the National Football League and Major League Baseball.
Coalition Profit increased 6% in 2006 with substantially all of the growth in licensed sports apparel. Profits in the uniform/occupational apparel business were flat in 2006 compared with 2005. Operating margin for the Imagewear Coalition increased from 15.7% in 2005 to a record 16.2% in 2006, resulting from lower advertising costs and lower increases in administrative and other fixed costs in relation to revenue growth. Coalition Profit increased 8% in 2005 due to lower product costs, improved operating efficiencies and the impact of the Holoubek acquisition.
     Sportswear:
The Sportswear coalition consists of our Nautica ® lifestyle brand and the John Varvatos ® luxury collection for men. The coalition also includes the Kipling ® brand business in North America (whereas the Kipling® brand is managed as part of the Outdoor Coalition in Europe). Coalition Revenues increased 5% in 2006, including a 4% increase in our Nautica ® brand revenues and strong growth in our John Varvatos and Kipling businesses. Coalition revenues increased 5% during 2005, including a 3% increase in our Nautica ® brand revenues and the benefit of a full year of Kipling ® brand revenues.
Sportswear Coalition operating margins were 13.3% in 2006 and 15.4% in 2005. Coalition Profit declined in 2006 from 2005 primarily due to the investments behind the Fall 2006 introduction of a Nautica ® brand women’s sportswear collection. Coalition Profit for the Nautica ® brand increased significantly in 2005 over 2004 due to (i) improved product performance at our wholesale customers resulting in fewer markdowns and returns, (ii) cost reductions and (iii) other operating efficiencies. The Kipling business has been profitable in each of the last three years, while the John Varvatos business incurred losses, as planned, in each year.
     Other:
The Other business segment includes the VF Outlet business unit of company-operated retail outlet stores in the United States that primarily sell excess quantities of first quality VF apparel products. Revenues and profits of VF products are reported as part of the operating results of the respective coalitions, while revenues and profits of non-VF products (primarily childrenswear, hosiery, underwear and accessories, which provide a broader selection of merchandise to attract consumer traffic) are reported in this business segment.
The Other business segment also includes the results of VF Playwear for 2005 and 2004. Trademarks and certain operating assets of this business were sold in May 2004, with inventories and other assets liquidated over the remainder of 2004 and in 2005. The segment loss in 2004 included net charges of $9.5 million related to the disposal of this business. See Note C to the Consolidated Financial Statements for a summary of VF Playwear’s revenues and losses for 2005 and 2004.
     Reconciliation of Coalition Profit to Consolidated Income Before Income Taxes:
There are two types of costs necessary to reconcile total Coalition Profit, as discussed in the preceding paragraphs, to Income Before Income Taxes. These costs, discussed below, are Interest and Corporate and Other Expenses. See also Note R to the Consolidated Financial Statements.
Interest Expense, Net was discussed in the previous “Consolidated Statements of Income” section. Interest is excluded from Coalition Profit because substantially all of our financing costs are managed at the corporate office and are not under the control of coalition management.
Corporate and Other Expenses consists of corporate headquarters’ and similar costs that are not apportioned to the operating coalitions. These expenses are summarized as follows :

In millions	2006	2005	2004

Information systems and shared services	$179.0	$157.1	$138.7
Less costs apportioned to coalitions	(153.0)	(118.0)	(110.0)

	26.0	39.1	28.7
Corporate headquarters’ costs	84.7	90.2	69.2
Trademark maintenance and enforcement	11.3	7.4	11.6
Other	5.8	0.5	(2.0)

Corporate and Other Expenses	$127.8	$137.2	$107.5

Information Systems and Shared Services - Included are costs of our management information systems and of our centralized shared services center, which includes common financial, supply chain, human resources and customer management services that support our worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services, such as minutes of computer processing time, number of transactions or number of users. Costs to develop new computer applications that will be used across VF are not allocated to the coalitions. Approximately one-half of the increase in gross information systems and shared services costs in 2006 related to information systems development and information technology infrastructure costs. The remainder of the increase resulted from increased spending in our supply chain and customer management groups. A greater proportion of management information systems and other costs was allocated to the coalitions in 2006, primarily related to information systems activations across VF.
About two-thirds of the increase in 2005, net of amounts apportioned to the coalitions, related to additional information systems costs for common systems implementation and additional consulting costs, with the balance related to start-up costs for centralization of sourcing, distribution and other efforts to improve efficiency and drive cost reduction.
Corporate Headquarters’ Costs - Headquarters’ costs include compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general expenses, which are not apportioned to the coalitions. The decrease in these costs from 2005 to 2006 resulted primarily from a reduction in severance costs from 2005. Approximately $8.8 million of the increase from 2004 to 2005 was driven by the initial recognition of stock option expense for corporate management upon adoption of a new accounting standard. In addition, costs increased in 2005 over 2004 due to recruiting, relocation and compensation of additional corporate staff positions to drive growth for VF and due to severance-related costs.
Trademark Maintenance and Enforcement - Legal and other costs of registering, maintaining and enforcing the majority of VF’s trademarks, plus related costs of licensing administration, are controlled by a centralized trademark and licensing staff and are not allocated to the coalitions. The increase in these costs in 2006 is consistent with the growth in our business and expansion of our brand portfolio. Costs were higher in 2004 due to foreign currency hedging losses incurred on licensing transactions.
Other - This category includes (i) adjustments to convert the earnings of certain business units using the FIFO inventory valuation method for internal reporting to the LIFO method for consolidated financial reporting, (ii) miscellaneous costs that result from corporate programs or corporate-managed decisions that are not allocated to the business units for internal management reporting and (iii) other consolidating adjustments.
Analysis of Financial Condition
Balance Sheets
Accounts Receivable increased in 2006 due to a 9% increase in fourth quarter revenues over 2005 and an 8% increase in the number of days’ sales outstanding. There was 20% sales growth during the fourth quarter in our Europe and Asia businesses, where payment terms are substantially longer than those of the U.S. businesses. This accounted for nearly all of the increase in the number of days’ sales outstanding. Finally, a weaker U.S. dollar accounted for 3% of the increase in the 2006 Accounts Receivable balance over 2005.
Inventories increased by 6% in 2006, which was lower than the percentage increase of sales in the fourth quarter of 2006 and the anticipated increase in the first quarter of 2007, resulting in a decline in days’ sales in inventory. In addition, the increase in 2006 included a 2% impact from translating foreign inventories into U.S. dollars, considering the weaker dollar used in translation at the end of 2006, and a 1% impact from the inclusion of the acquired inventory in the joint venture in India.
Other Current Assets included an increase in value-added taxes arising in slower paying jurisdictions. The additional amounts will be recoverable over the next year.

Property, Plant and Equipment increased in 2006. Capital spending in 2006 exceeded depreciation expense. In addition, the 2006 balance increased due to the inclusion of a $43 million leased facility for a new Outdoor Coalition distribution center, recorded as a capital lease. The increase in property, plant and equipment spending was due to expenditures to support the growth of our businesses, including a heavier spend to support new retail store rollouts. Intangible Assets and Goodwill each increased in 2006 due to the impact of foreign currency translation (weaker U.S. dollar) and the acquisition in India in 2006. Other Assets decreased in 2006 due to the elimination of a $42 million intangible asset recognized under previous pension accounting rules. This decrease was offset in part by additional assets held under deferred compensation plans. See Notes B, F, G, H and I to the Consolidated Financial Statements.
Accounts Payable was relatively flat in 2006 compared with 2005, despite higher overall inventory levels. Accrued Liabilities declined in 2006 due to the 2005 balance including a $75.0 million minimum pension liability accrued under prior accounting standards for defined benefit pension plans.
During 2005, we entered into a new international bank credit agreement consisting of (i) a euro-denominated five year revolving credit agreement for a U.S. dollar equivalent amount of $230.0 million, (ii) a euro-denominated two year term loan for a U.S. dollar equivalent of $52.6 million and (iii) a U.S. dollar-denominated two year term loan for $40.0 million. At the end of 2005, there was $220.2 million outstanding under the agreement, of which $100.1 million was classified as Short-term Borrowings because of our intent to repay that amount during 2006 and $120.1 million was classified as Long-term Debt under the revolving credit agreement because of our intent to continue that amount outstanding through 2006. During 2006, we repaid the U.S. dollar-denominated term loan of $40.0 million and $21.8 million of the euro-denominated term loan. As of the end of 2006, there was $170.8 million outstanding under the international bank credit agreement, of which $39.4 million was classified as Short-term Borrowings and $32.8 million as Current Portion of Long-term Debt because of our intent to repay those amounts during 2007. We have no intention of paying down the remaining $98.6 million outstanding under the revolving credit agreement in 2007, and accordingly, that amount is classified as Long-term Debt.
The Current Portion of Long-term Debt is $68.9 million at the end of 2006, including the $32.8 million borrowing under the international credit facility discussed above and the discounted amount of a $33.0 million principal installment due in connection with the 2003 Nautica acquisition. The Long-term Debt balance declined from 2005 to 2006 as a result of reclassifying $32.8 million of the revolving credit borrowings under the international facility and the remaining installment under the Nautica acquisition to current. These declines were offset by a capital lease obligation for an Outdoor Coalition distribution center.
In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement 158”). Statement 158, effective for December 2006, requires that the funded status of a defined benefit plan, measured as the difference between the fair value of plan assets and projected benefit obligations, be recorded in the balance sheet. Statement 158 also requires that gains and losses for differences between actuarial assumptions and actual results and that unrecognized prior service costs be recorded as a component of accumulated other comprehensive income.
Statement 158 results in changes in the balance sheet recognition of defined benefit plans, but does not change the measurement of plan assets and obligations or the measurement of benefit expense in the statement of income. In accordance with Statement 158, prior period financial statements were not restated. See Note N for a discussion of assets and liabilities related to defined benefit plans in VF’s 2006 Consolidated Balance Sheet, compared with their recognition in the 2005 Consolidated Balance Sheet under the prior rules.
Under the newly adopted Statement 158, at the end of 2006, $143.8 million of the total $146.8 million unfunded pension liability based on projected benefit obligations was recorded in Other Liabilities, with the balance classified in current liabilities. Also in accordance with Statement 158, we recorded a pretax charge of $215.4 million in Accumulated Other Comprehensive Income (Loss) at the end of 2006. This represented the sum of deferred actuarial losses and deferred prior service costs at that date. At the end of 2005, under the prior accounting rules, the excess of accumulated benefit obligations over the sum of the fair value of plan assets and previously accrued pension liabilities, termed the “minimum pension liability,” was $171.9 million. This minimum pension liability resulted in a charge to Accumulated Other Comprehensive Income (Loss) in 2005. In addition, $75.0 million of the minimum pension liability was classified as a current liability because VF contributed that amount to the pension plan in early 2006.

Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

Dollars in millions	2006	2005
Working capital	$1,563.2	$1,213.2

Current ratio	2.5 to 1	2.1 to 1

Debt to total capital	19.5%	22.6%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 12.1% at the end of 2006.
VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash flow from operating activities of continuing operations, which was $454.1 million in 2006, $533.7 million in 2005 and $646.4 million in 2004, is primarily dependent on the level of Income from Continuing Operations and changes in investments in inventories and other working capital components. Income from Continuing Operations was $535.1 million, $482.6 million and $398.9 million in 2006, 2005 and 2004, respectively. Income from Continuing Operations in each year included noncash stock-based compensation expense of $46.0 million, $40.0 million and $10.0 million in 2006, 2005 and 2004, respectively. The significant increase in 2005 was due to the adoption of Statement 123(R) requiring recognition of stock option expense, on a fair value basis, in the financial statements. The net change in working capital components during 2006 was a cash usage of $209.2 million, compared with cash usage of $94.6 million in 2005 and cash provided of $56.0 million in 2004. Major reasons for changes in the year-to-year cash impact from working capital over this three year period related to (i) an increase in accounts receivable at the end of 2006, as discussed in the “Balance Sheets” section above, (ii) increases in inventory in 2005 and 2006 due to the growth in our businesses that are not offset by related changes in accounts payable, (iii) increases in accrued incentive compensation (as amounts earned in a year are paid early in the following year), (iv) increases in accrued income taxes due to higher net income and (v) in 2004, approximately $40 million of cash provided by the liquidation of VF Playwear’s working capital (Note C to the Consolidated Financial Statements).
To finance its ongoing operations and most unusual circumstances that may arise, VF anticipates continued future strong cash generation. In addition, VF has significant existing liquidity from its available cash balance and debt capacity, supported by its strong credit rating. VF has a

$750.0 million unsecured committed bank facility that expires in September 2008. This bank facility supports a $750.0 million commercial paper program. Any issuance of commercial paper would reduce the amount available under the bank facility. At the end of 2006, $740.5 million was available for borrowing under this credit agreement, with $9.5 million of standby letters of credit issued under the agreement. VF also has a $230.0 million U.S. dollar equivalent unsecured committed revolving facility under an international bank credit agreement. At the end of 2006, $85.4 million was available for borrowing under this credit agreement. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.
The principal investing activity over the last three years related to business acquisitions. We paid cash of $69.8 million, $211.8 million and $649.1 million for acquisitions in 2006, 2005 and 2004, respectively, net of cash balances in the acquired companies. Cash paid in 2006 included the discounted amount of a $33.0 million installment note payment related to the Nautica acquisition in 2003. The acquisitions were funded with existing VF cash balances and short-term commercial paper borrowings. All commercial paper borrowings, plus debt of the acquired companies of $28.8 million in 2004, were repaid in the year of acquisition.
Capital expenditures were $127.2 million in 2006, compared with $103.0 million and $74.1 million in 2005 and 2004, respectively. Capital expenditures in each of these years generally related to retail and distribution as well as maintenance spending in our worldwide manufacturing facilities. We expect that capital spending could reach $145 million in 2007, with the increase related to distribution projects and to higher retail store investments. Capital spending will be funded by cash flow from operations. In addition during 2006, VF entered into a capital lease of a distribution center with the present value of lease payments totaling approximately $43 million.
During 2005, VF repaid $401.3 million of long-term debt at scheduled maturity dates. Also during 2005, VF borrowed a total of $220.2 million under a new international bank credit agreement. During 2006, VF repaid $61.8 million of our borrowings under the international bank credit agreement. See Notes J and L to the Consolidated Financial Statements.
In addition, Statement 123(R) requires that income tax benefits related to stock option exercises be reported in the Financing Activities section of the Statements of Cash Flows. Accordingly, $24.1 million and $17.7 million of such tax benefits for 2006 and 2005, respectively, were classified in the Financing Activities section, compared with $13.1 million classified in the Operating Activities section under the prior rules in 2004.
In January 2007, Standard & Poor’s Ratings Services affirmed its ‘A minus’ long-term corporate credit and senior unsecured debt rating, ‘A-2’ commercial paper rating and ‘stable’ outlook for VF. Standard & Poor’s also stated that the ratings and outlook would not be affected by the decision to sell the global intimate apparel business. In June 2006, Moody’s Investors Service affirmed VF’s long-term debt rating of ‘A3’ and commercial paper rating of ‘Prime-2’ and amended the ratings outlook to ‘stable’ from ‘negative’. In January 2007, Moody’s Investors Service affirmed its long-term debt rating of ‘A3’ and ratings outlook of ‘stable’ and stated that the ratings and outlook would not be affected by the decision to sell the global intimate apparel business. Existing debt agreements do not contain acceleration of maturity clauses based on changes in credit ratings.
During 2006, VF purchased 2.0 million shares of its Common Stock in open market transactions at a cost of $118.6 million (average price of $59.29 per share). In addition, VF purchased 4.0 million shares of its Common Stock in 2005 at a cost of $229.0 million (average price of $57.25 per share). The primary objective of our share repurchase program is to reduce the impact of dilution caused by exercises of stock options. Under its current authorization from the Board of Directors, VF may purchase an additional 9.3 million shares. We currently plan to use the $350 million estimated proceeds from the sale of our intimate apparel business to repurchase shares during 2007. However, the actual number purchased during 2007 may vary from current expectations depending on funding required to support business acquisitions and other opportunities.
Cash dividends totaled $1.94 per common share in 2006, compared with $1.10 in 2005 and $1.05 in 2004. Prior to 2006, our target was to pay dividends representing 30% of our diluted earnings per share on a long-term basis. In May 2006, we increased our quarterly dividend by 90%, from $0.29 to $0.55 per share, with the first payment under the new rate beginning with the June 2006 payment date. This resulted in a dividend payout rate of 41.1% in 2006, compared with payout rates of 24.2% in 2005 and 24.9% in 2004. We now expect to pay dividends of at least 40% of our diluted earnings per share on a long-term basis. The current indicated annual dividend rate for 2007 is $2.20 per share.
Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2006 that will require the use of funds:

		Payments Due or Forecasted by Period
In millions	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt *	$1,287	$112	$142	$40	$237	$22	$734
Operating leases	577	114	98	81	76	55	153
Minimum royalty payments	61	21	23	11	4	2	—
Inventory obligations **	733	637	15	15	15	15	36
Other obligations ***	550	143	94	53	38	32	190

Total	$3,208	$1,027	$372	$200	$370	$126	$1,113

*	Long-term debt, including the current portion, consists of both required principal and related interest obligations. For long-term debt having a variable interest rate, the rate at the end of 2006 was used for all years. Amounts of long-term debt outstanding under the international revolving credit facility are assumed to be repaid at the end of 2008. Also included are payment obligations for capital leases.

**	Inventory purchase obligations represent binding commitments for finished goods, raw materials and sewing labor in the ordinary course of business that are payable upon satisfactory receipt of the inventory by VF. Included is a remaining commitment to purchase $111.4 million of finished goods from one supplier, with a minimum of $15.0 million per year.

***	Other obligations represent other commitments for the expenditure of funds, some of which do not meet the criteria for recognition as a liability for financial statement purposes. These commitments include forecasted amounts related to (i) contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital expenditures for approved projects and (iii) components of Other Liabilities, as presented and classified as noncurrent liabilities in VF’s Consolidated Balance Sheet, that will require the use of cash. Projected cash requirements for components of Other Liabilities include (i) portions of those liabilities classified in Current Liabilities and (ii) payments of deferred compensation and other employee-related benefits, income taxes, product warranty claims and other liabilities based on historical and forecasted cash outflows.
We have other financial commitments at the end of 2006 that are not included in the above table but may require the use of funds under certain circumstances:
•	We made discretionary contributions to our defined benefit pension plan of $55.0 million in 2005 and $75.0 million in 2006. Future discretionary pension funding contributions are not included in the table because of uncertainty of their amounts and timing.

•	VF has entered into $75.0 million of surety bonds and standby letters of credit representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if VF were to fail to meet its claims obligations.
•	Purchase orders in the ordinary course of business represent authorizations to purchase rather than binding agreements and are therefore excluded from the table.
Management believes that VF’s cash balances and funds provided by operating activities, as well as unused committed bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise.
We do not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.
Risk Management
VF is exposed to a variety of market risks in the ordinary course of business. We regularly assess these potential risks and manage our exposures to these risks through our operating and financing activities and, when appropriate, by utilizing natural hedges or by creating offsetting positions through the use of derivative financial instruments. Derivative financial instruments are contracts in which the value is linked to changes in currency exchange rates, interest rates or other financial measures. We do not use derivative financial instruments for trading or speculative purposes.
We limit the risk of interest rate fluctuations on net income and cash flows by managing our mix of fixed and variable interest rate debt. In addition, we may also use derivative financial instruments to minimize our interest rate risk. Since 81% of our total long-term debt has fixed interest rates, our primary interest rate exposure relates to changes in interest rates on short-term borrowings (including short-term notes classified as long-term under the international revolving credit agreement), which averaged approximately $329 million during 2006. However, any change in interest rates would also affect interest income earned on VF’s cash equivalents on deposit. Based on average amounts of borrowings having variable interest rates and of cash on deposit during 2006, the effect of a hypothetical 1.0% change in interest rates on reported net income would not be material.
Approximately 26% of our business in 2006 was conducted in international markets.

Substantially all of our foreign businesses operate in functional currencies other than the United States dollar. Assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. During 2005, we entered into an international bank credit agreement that provides for euro-denominated borrowings. At the end of 2006, euro borrowings under this agreement totaled €130 million (approximately $170.8 million), which reduces exposure to currency rate changes for our net euro-denominated assets. Net investments in our primarily European and Latin American international businesses are considered to be long-term investments, and accordingly, foreign currency translation effects on those net assets are included in a component of Accumulated Other Comprehensive Income (Loss) in Common Stockholders’ Equity. We do not hedge these net investments and do not hedge the translation of foreign currency operating results into the United States dollar.
A majority of our total product needs to support our businesses are manufactured in our plants in foreign countries or by independent foreign contractors. We monitor net foreign currency market exposures and may in the ordinary course of business enter into foreign currency forward exchange contracts to hedge specific foreign currency transactions or anticipated cash flows. Use of these financial instruments allows us to reduce VF’s overall exposure to exchange rate movements, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. Our practice is to hedge a portion of our net foreign currency cash flows (relating to cross-border inventory purchases and production costs, product sales and intercompany royalty payments anticipated during the following 12 months) by buying or selling United States dollar contracts against various currencies.
We monitor VF’s foreign currency exposures and may enter into foreign currency forward contracts to hedge against the effects of exchange rate fluctuations for a portion of our anticipated foreign currency cash flows. If there were a hypothetical adverse change in foreign currency exchange rates of 10% compared with the end of 2006, the expected effect on the change in fair value of the hedging contracts outstanding would result in an unrealized loss of approximately $29 million. Based on changes in the timing and amount of foreign currency exchange rate movements, the actual unrealized loss could differ. However, any such change in the fair value of the hedging contracts would also result in an offsetting change in the value of the transactions or anticipated cash flows being hedged.
VF is exposed to market risks for the pricing of cotton and other fibers, which indirectly affects fabric prices. We manage our fabric prices by ordering denim and other fabrics several months in advance, but we have not historically managed commodity price exposures by using derivative instruments.

VF has nonqualified deferred compensation plans in which liabilities accrued for the plans’ participants are based on market values of investment funds that are selected by the participants. The risk of changes in the market values of the participants’ underlying investment selections is hedged by VF’s investment in a portfolio of securities that substantially mirrors the investment selections underlying the deferred compensation liabilities. These VF-owned investment securities are held in irrevocable trusts. Increases and decreases in deferred compensation liabilities are substantially offset by corresponding increases and decreases in the market value of VF’s investments, resulting in a negligible net exposure to our operating results and financial position.
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements.
The application of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, contingent assets and liabilities, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions and may retain outside consultants to assist in our evaluation in areas such as allocation of purchase price of acquired businesses, equity compensation or retirement benefits. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.
We believe the following accounting policies involve the most significant management judgments and estimates used in preparation of our consolidated financial statements or are the most sensitive to change from outside factors. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Inventories
Our inventories are stated at the lower of cost or market value. Cost includes all material, labor and overhead costs incurred to manufacture or purchase the finished goods. Overhead allocated to manufactured product is based on the normal capacity of our plants and does not include amounts related to idle capacity or abnormal production inefficiencies. Market value is based on a detailed review, at least quarterly, of all inventories on the basis of individual style-size-color stockkeeping units (“SKUs”) to identify slow moving or excess products, discontinued and to-be-discontinued products, and off-quality merchandise. This review matches inventory on hand plus current production and purchase commitments with current and expected future sales orders. For those units in inventory that are identified as slow-moving or in excess, we estimate their market value based on historical experience and current realization trends. This evaluation, performed using a systematic and consistent methodology, requires forecasts of future demand, market conditions and selling prices. If the forecasted market value, on an individual SKU basis, is less than cost, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures, on an individual SKU basis, at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to our timely identification and rapid disposal of these reduced value inventories.
Long-lived Assets
Our depreciation policies for property, plant and equipment and our amortization policies for definite-lived intangible assets reflect judgments on the estimated economic lives of these assets. We review these assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We measure recoverability of the carrying value of these assets by comparison with estimated undiscounted cash flows expected to be generated by the assets. This review requires estimates and assumptions about the forecasted amount and duration of future cash flows and residual value, if any, attributable to the assets being tested. These evaluations have not resulted in any significant impairment charges during the past three years.
We evaluate indefinite-lived trademark intangible assets and goodwill in all business units at least annually, or more frequently if there is an indication of possible impairment. We measure recoverability of the carrying value of these assets by comparison with estimated discounted cash flows attributable to the trademark or the business to which the goodwill relates. For each of the last three years, the indicated fair value of the indefinite-lived trademark assets and goodwill in the business units exceeded the respective carrying amount of those assets.

If actual results are not consistent with our estimates and assumptions, or if we were to decide to discontinue use of a trademark or to dispose of a business, we may be exposed to an impairment charge related to certain assets or goodwill.
We allocate the purchase price of an acquired business to the underlying tangible and intangible assets acquired, and liabilities assumed, based on their respective fair values, with any excess recorded as Goodwill. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective, as several of the fair value assessments are based on forecasts of future cash flows. We use the same assumptions for assigning fair values to these assets that we used for evaluation of the business acquisition.
Stock Options
In connection with the adoption of Statement 123(R) in 2005, we began using a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. We believe that a lattice model provides a more refined estimate of the fair value of options than the Black-Scholes model used in prior years. More specifically, a lattice model can better incorporate (i) historical patterns and future assumptions about the exercise of stock options, done separately by groups of options holders, in relation to changes in the price of VF Common Stock and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. We performed a rigorous review of all assumptions and believe that the assumptions employed in our 2006 valuation are reflective of our outstanding options and underlying Common Stock and of our groups of option participants. Our lattice valuation is based on the assumptions listed in Note P to the Consolidated Financial Statements.
One of the critical assumptions in the valuation process is estimating the expected average life of the options before exercise. In 2006 and 2005, we based our estimates on evaluations of the historical and expected option exercise patterns for each of several groups of option holders that have historically exhibited different option exercise patterns. These evaluations included (i) voluntary stock option exercise patterns based on a combination of changes in the price of VF Common Stock and periods of time that options are outstanding before exercise and (ii) involuntary exercise patterns resulting from turnover, retirement and mortality. The average life of stock options was less in 2004 due to different employee exercise behaviors, caused primarily by higher employee turnover related to restructuring actions taken.

Volatility is another critical assumption requiring judgment. In 2006 and 2005, we based our estimate of future volatility on a combination of implied and historical volatility. Implied volatility was based on publicly traded at-the-money options on VF Common Stock. We measured historical volatility over a ten year period, corresponding to the contractual term of the options, using daily stock price observations. Our assumption for valuation purposes was that volatility will start at a level equal to the implied volatility and gradually increase to the historical volatility over the ten year option term. The assumption for volatility was higher in 2004 because the assumption in that year was based only on historical volatility.
Pension Obligations
VF sponsors defined benefit pension plans as a key retirement benefit for most domestic employees employed on or before December 31, 2004. The selection of appropriate actuarial assumptions for determination of our accumulated and projected pension benefit liabilities and of our annual pension expense is significant due to the long time period over which benefits are accrued and paid. We review annually the principal economic actuarial assumptions, summarized in Note N to the Consolidated Financial Statements, and modify them based on current rates and trends. We update annually participant demographics and the amount and timing of benefit payments. We also periodically review and modify as necessary other plan assumptions such as rates of retirement, termination, death and disability. Specifically during 2006 we updated the assumptions for future compensation increases, retirement and turnover, and during 2005 we updated the mortality assumption to a version of the RP 2000 mortality table that includes a provision for improvements in life expectancy through 2015. We believe these assumptions are reflective of the employee base covered by the plans and represent the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.
One of the critical assumptions used in the actuarial model is the discount rate. The discount rate is used to estimate the present value of our accumulated and projected benefit obligations at each valuation date. We evaluate our discount rate assumption at each annual valuation date and adjust it as necessary based on current market interest rates. We select our discount rate based on matching high quality corporate bond yields to the projected benefit payments and duration of obligations for participants in our pension plans. We use the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service (over 500 such bonds) and exclude the highest and lowest yielding bonds. The plans’ projected benefit payments are matched to spot interest rates over the expected payment period, and a present value is developed that produces a single equivalent discount rate that recognizes our plans’ distinct liability characteristics. We believe our 2006 discount rate of 6.0% appropriately reflects current market conditions and the long-term nature of projected benefit payments to participants in our pension plans. The discount rate for our plans may be higher than rates used for plans at some other companies because of our plans’ higher percentage of female participants with a longer life expectancy and higher percentage of inactive participants with vested benefits who will not begin receiving benefits for many years.
Another critical assumption of the actuarial model is the expected long-term rate of return on investment assets in our pension trust. Because the rate of return is a long-term assumption, it generally does not change significantly each year. This rate is based on several factors, including the mix of investment assets, historic and projected market returns on those assets and current market conditions. Our rate of return assumption was 8.25% in 2006 and 8.50% in 2005 and 2004, which were all less than our actual compounded annual return over the preceding 15 years. The rate of return assumption was lowered in 2006 based on a current evaluation of market conditions and projected market returns.
The sensitivity of changes in valuation assumptions on our annual pension expense and on our plans’ projected benefit obligations (“PBO”), all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
Dollars in millions	Pension Expense	PBO
0.50% decrease in discount rate	$10	$85
0.50% increase in discount rate	(5)	(79)

0.50% decrease in expected investment return	5	—
0.50% increase in expected investment return	(5)	—

0.50% decrease in rate of compensation change	(2)	(8)
0.50% increase in rate of compensation change	2	8
Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. During the last several years, actual results have differed significantly from actuarial assumptions, resulting in $195.3 million of accumulated net unrecognized actuarial losses at our 2006 valuation date. These accumulated losses arose primarily because (i) our pension plan liabilities increased substantially as a result of the overall decline in the discount rate from 7.5% in 2001 to 6.0% in 2006 and (ii), although our actual investment return on pension plan assets exceeded the actuarially assumed rate in the last three years, significant investment losses were incurred in 2002 and 2001 due to the overall decline in the securities markets. Our policy is to amortize unrecognized actuarial gains and losses to pension expense as follows: amounts in excess of 20% of PBO at the beginning of the year are amortized over five years; amounts totaling 10% to 20% of PBO are amortized over 10 years; and amounts totaling less than 10% of the lower of investment assets or PBO at the beginning of the year are not amortized.
The cost of pension benefits earned by our employees (commonly called “service cost”) has averaged $21.7 million per year over the last three years. However, pension expense recognized in our financial statements over that period has significantly exceeded the average annual service cost. Our recorded pension expense was $37.5 million in 2006, $35.1 million in 2005 and $49.6 million (including a partial plan curtailment charge of $7.1 million) in 2004. Expense in each of the last three years was higher than the average annual service cost because those years included a significant cost component for amortization of accumulated net unrecognized actuarial losses (as discussed in the preceding paragraph). However, our pension expense for 2007 is expected to decrease to approximately $13 million due to significant discretionary funding contributions of $75 million and $55 million in January 2006 and 2005, respectively, and improved investment performance.
Our projected benefit obligations exceeded the fair value of plan assets at our most recent valuation date. Accordingly, under the provisions of Statement 158, which was effective at the end of 2006, we recorded a pension liability of $146.8 million representing the underfunded status of our two defined benefit pension plans. The amount of the liability could change significantly in future years depending on securities market fluctuations, interest rates and the level of VF contributions to the plan.
Effective December 31, 2004, VF’s domestic defined benefit plans were amended to close the existing plans to new entrants. The amendments did not affect the benefits of current plan participants or their accrual of future benefits. Domestic employees hired after that date, plus employees at certain acquired businesses not covered by those plans, now participate in a new defined contribution arrangement with VF contributing amounts based on a percentage of eligible compensation. Funds contributed under this new benefit arrangement are invested as directed by the participants. This defined contribution feature did not have a significant effect on the 2006 expense for our defined benefit pension plans. Over a period of years, however, the expense of our defined benefit plans is expected to decline as a percentage of our total retirement benefit expense. In addition, the year-to-year variability of our retirement benefit expense should also decrease.
Income Taxes
VF’s income tax returns are regularly examined by federal, state and foreign tax authorities. These audits may result in proposed adjustments. We have reviewed all issues raised upon examination as well as any exposure for issues that may be raised in future examinations and have recorded amounts that reflect our best estimates of the probable outcomes related to any such matters. Such judgments and estimates may change based on audit settlements, court cases and interpretation of tax laws and regulations. Adjustments are recorded when these events occur. We do not anticipate any material impact on earnings from the ultimate resolution of income tax uncertainties. There are no accruals for general or unknown tax expenses.
We have recorded deferred income tax assets related to operating loss and capital loss carryforwards. If in our judgment it appears that we will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, we have recorded valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. An adjustment to income tax expense would be required in a future period if we determine that the amount of deferred tax assets to be realized differs from the net recorded amount.
We have not provided United States income taxes on a portion of our foreign subsidiaries’ undistributed earnings because we intend to invest those earnings indefinitely. If we were to decide to remit those earnings to the United States in a future period, our provision for income taxes could increase in that period. During 2005, we repatriated certain foreign undistributed earnings pursuant to the American Jobs Creation Act of 2004, which contained provisions for a temporary incentive for repatriation of foreign earnings, and accordingly recorded the incremental income tax expense related to the repatriation in our 2005 financial statements.
The balance sheet classifications and amounts of accrued income taxes related to assets and liabilities of acquired companies were based on assumptions that could change depending on the ultimate resolution of certain tax matters. Since these income tax accruals were established in the allocation of the purchase price of acquired businesses, future changes in these amounts could result in adjustments to Goodwill.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes the recognition threshold an income tax provision is required to meet before being recorded in the financial statements and provides guidance on classification and disclosures of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. VF is currently evaluating the impact of FIN 48 on its financial statements. When FIN 48 is adopted in the first quarter of 2007, the adjustment to the liability for unrecognized tax benefits and to beginning Retained Earnings is not expected to be material.

Cautionary Statement on Forward-Looking Statements
From time to time, we may make oral or written statements, including statements in this Annual Report that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance, and assumptions related thereto. Forward-looking statements are made based on our expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements.
Known or unknown risks, uncertainties and other factors that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by such forward-looking statements are summarized in Item 1.A of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
A discussion of VF’s market risks is incorporated by reference to “Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
Item 8. Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements and Financial Statement Schedules” at the end of this annual report on page F-1 for information required by this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of December 30, 2006. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 30, 2006. Management’s assessment of the effectiveness of VF’s internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
See “Index to Consolidated Financial Statements and Financial Statement Schedules” at the end of this annual report on page F-1 for “Management’s Report on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting
There were no changes in VF’s internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors and Executive Officers of VF.
Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2007 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2006, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included in the 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2007 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2006, which information is incorporated herein by reference.
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
Item 11. Executive Compensation.
Information required by Item 11 of this Part III is included under the caption “Executive Compensation” (excluding the Compensation Committee Report) in VF’s 2007 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2006, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2007 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2006, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2007 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2006, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2007 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2006, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as a part of this report:
1.	Financial Statements — The following consolidated financial statements, management’s report on internal control over financial reporting and report of independent registered public accounting firm are included herein (*):

*	VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2006”, “2005” and “2004” relate to the fiscal years ended on December 30, 2006 (52 weeks), December 31, 2005 (52 weeks) and January 1, 2005 (52 weeks), respectively.
2.	Financial statement schedules - The following consolidated financial statement schedule is included herein:

Page
Number
Schedule II - Valuation and qualifying accounts	F-45
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

Number	Description

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession:
(A)	Stock Purchase Agreement dated as of January 22, 2007 among Fruit of the Loom, Inc., FL Acquisition Corp., Lee, Inc., T. I. Venture Group. Inc. and VF Corporation (Incorporated by reference to Exhibit 2.1 to Form 8-K dated January 22, 2007).
3.	Articles of incorporation and bylaws:
(A)	Articles of Incorporation, restated as of October 19, 2006 (Incorporated by reference to Exhibit 3.2 to Form 8-K dated October 19, 2006)

(B)	Bylaws, as amended through October 19, 2006 and as presently in effect (Incorporated by reference to Exhibit 3.1 to Form 8-K dated October 19, 2006)
4.	Instruments defining the rights of security holders, including indentures:
(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

(B)	Indenture between VF and Morgan Guaranty Trust Company of New York, dated January 1, 1987 (Incorporated by reference to Exhibit 4.1 to Form S-3 Registration No. 33-10939)

(C)	First Supplemental Indenture between VF, Morgan Guaranty Trust Company of New York and United States Trust Company of New York, dated September 1, 1989 (Incorporated by reference to Exhibit 4.3 to Form S-3 Registration No. 33-30889)

(D)	Second Supplemental Indenture between VF and United States Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 6, 1994)

(E)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

(F)	Form of 8.50% Note due 2010 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 2000)

(G)	Rights Agreement, dated as of October 22, 1997, between VF and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 1 to Form 8-A dated January 23, 1998)

(H)	Amendment No. 1 to Rights Agreement dated as of January 28, 2000, between VF and First Chicago Trust Company of New York (Incorporated by reference to Exhibit 2 to Form 8-A (Amendment No. 1) dated January 31, 2000)

(I)	Form of 6% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended April 3, 2004)

(J)	Form of 6% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended April 3, 2004)
(K)	Exchange and Registration Rights Agreement dated October 14, 2003 (Incorporated by reference to Exhibit 4(d) to Form 10-Q for the quarter ended October 4, 2003).
10.	Material contracts:
*(A)	1996 Stock Compensation Plan, as amended and restated as of February 10, 2004 (Incorporated by reference to Exhibit A to the 2004 Proxy Statement dated March 25, 2004)

*(B)	Amendment to 1996 Stock Compensation Plan dated October 19, 2005 (Incorporated by reference to Form 8-K filed October 26, 2005)

*(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(d) to Form 8-K filed on December 17, 2004)

*(D)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Plan Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(e) to Form 8-K filed on December 17, 2004)

*(E)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(A) to Form 8-K filed on February 10, 2005)

*(F)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2005)

*(G)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

*(H)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

*(I)	Executive Deferred Savings Plan II (Incorporated by reference to Exhibit 10(a) to Form 8-K filed on December 17, 2004)

*(J)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)

*(K)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)

*(L)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)

*(M)	Amended and Restated Fifth Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended April 1, 2006)

*(N)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)

*(O)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)

*(P)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)

*(Q)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)

*(R)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)

*(S)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to the Form 10-Q for the quarter ended April 1, 2006)

*(T)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

*(U)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(c) to Form 8-K filed on December 17, 2004)

*(V)	Executive Incentive Compensation Plan as Amended and Restated February 11, 2003 (Incorporated by reference to Exhibit 10(G) to Form 10-Q for the quarter ended April 5, 2003)

*(W)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 4, 1997)

*(X)	Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the year ended December 29, 2001)

*(Y)	2004 Mid-Term Incentive Plan, a subplan under the 1996 stock compensation plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for year ended January 3, 2004)

(Z)	Revolving Credit Agreement, September 25, 2003 (Incorporated by reference to Exhibit 10 to the Form 10-Q for the quarter ended October 4, 2003)

(AA)	Credit Agreement dated October 27, 2005, by and among VF Investments S.a.r.l., VF Europe BVBA, VF Asia Ltd. and VF International S.a.g.l., as Borrowers, VF Corporation, as Guarantor, ABN AMRO Bank N.V., as Administrative Agent and Documentation Agent, Barclays Capital as Syndication Agent, ABN AMRO Bank N.V., Barclays Capital, HSBC Bank USA, N.A., ING Capital LLC, Banco Santander Central Hispano, S.A. and J.P. Morgan Securities Inc., as Mandated Lead Arrangers and Book Runners and the Lenders party thereto from time to time (Incorporated by reference to Form 8-K filed October 31, 2005)

*(BB)	Agreement with Terry L. Lay, Former Vice President of VF Corporation (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 2, 2005)

*(CC)	Agreement with John P. Schamberger, Former Vice President of VF Corporation dated December 27, 2005 (Incorporated by reference to Exhibit 10(DD) to Form 10-K for the year ended December 31, 2005)

*(DD)	Amendment No. 1 to Change-in-Control Agreement of Mackey J. McDonald

*(EE)	Award Certificate for Restricted Stock Granted to Eric C. Wiseman (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 1, 2006).

*	Management compensation plans
14.	Code of Business Conduct (Incorporated by reference to Exhibit 14 to Form 10-K for the year ended January 1, 2005) The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF at P.O. Box 21488, Greensboro, North Carolina 27420.

21.	Subsidiaries of the Corporation

23.	Consent of independent registered public accounting firm

24.	Power of attorney

31.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

================================================================================

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VF has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V.F. CORPORATION
	By:	/s/ Mackey J. McDonald
Mackey J. McDonald
Chairman and Chief Executive Officer (Chief Executive Officer)

	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

	By:	/s/ Bradley W. Batten
Bradley W. Batten
February 27, 2007		Vice President - Controller (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Edward E. Crutchfield*	Director
Juan Ernesto de Bedout*	Director
Ursula F. Fairbairn*	Director
Barbara S. Feigin*	Director	February 27, 2007
George Fellows*	Director
Daniel R. Hesse*	Director
Robert J. Hurst*	Director
W. Alan McCollough*	Director
Mackey J. McDonald*	Director
Clarence Otis, Jr.*	Director
M. Rust Sharp*	Director
Eric C. Wiseman*	Director
Raymond G. Viault*	Director

* By:	/s/ C. S. Cummings	February 27, 2007

C. S. Cummings, Attorney-in-Fact

VF Corporation
Index to Consolidated Financial Statements
and Financial Statement Schedules

VF Corporation
Management’s Report on Internal Control Over Financial Reporting
Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 30, 2006.
Management’s assessment of the effectiveness of VF’s internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of VF Corporation (“VF”):
We have completed integrated audits of VF’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of VF and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As more fully described in Note A to the consolidated financial statements, VF changed the manner in which it accounts for stock-based compensation effective January 2, 2005. Also, as described in Note A to the consolidated financial statements, effective December 30, 2006 the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 27, 2007

VF CORPORATION
Consolidated Balance Sheets

	December
In thousands, except share amounts	2006	2005
ASSETS
Current Assets
Cash and equivalents	$343,224	$296,557
Accounts receivable, less allowance for doubtful accounts of $46,113 in 2006 and $50,123 in 2005	809,594	676,265
Inventories	958,262	900,452
Deferred income taxes	84,519	98,586
Other current assets	120,485	112,912
Current assets of discontinued operations	261,926	280,604

Total current assets	2,578,010	2,365,376

Property, Plant and Equipment	593,058	510,678
Intangible Assets	755,693	744,313
Goodwill	1,030,925	979,511
Other Assets	348,862	368,760
Noncurrent Assets of Discontinued Operations	159,145	202,433

	$5,465,693	$5,171,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$88,467	$138,956
Current portion of long-term debt	68,876	33,956
Accounts payable	385,700	392,709
Accrued liabilities	392,815	490,434
Current liabilities of discontinued operations	78,990	96,088

Total current liabilities	1,014,848	1,152,143

Long-term Debt	635,359	647,728
Other Liabilities	536,728	528,138
Noncurrent Liabilities of Discontinued Operations	13,586	11,523

Commitments and Contingencies

Redeemable Preferred Stock	—	23,326

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding, 112,184,860 in 2006 and 110,107,854 in 2005	112,185	110,108
Additional paid-in capital	1,469,764	1,277,486
Accumulated other comprehensive income (loss)	(123,652)	(164,802)
Retained earnings	1,806,875	1,585,421

Total common stockholders’ equity	3,265,172	2,808,213

	$5,465,693	$5,171,071

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Income

	Year Ended December
In thousands, except per share amounts	2006	2005	2004
Net Sales	$6,138,087	$5,582,075	$5,150,985
Royalty Income	77,707	72,080	67,081

Total Revenues	6,215,794	5,654,155	5,218,066

Costs and Operating Expenses
Cost of goods sold	3,515,624	3,209,312	3,067,678
Marketing, administrative and general expenses	1,874,026	1,676,892	1,486,031

	5,389,650	4,886,204	4,553,709

Operating Income	826,144	767,951	664,357

Other Income (Expense)
Interest income	5,994	8,217	7,151
Interest expense	(57,259)	(70,596)	(76,021)
Miscellaneous, net	2,359	6,121	182

	(48,906)	(56,258)	(68,688)

Income from Continuing Operations Before Income Taxes	777,238	711,693	595,669

Income Taxes	242,187	229,064	196,790

Income from Continuing Operations	535,051	482,629	398,879

Discontinued Operations	(1,535)	35,906	75,823
Cumulative Effect of a Change in Accounting Policy	—	(11,833)	—

Net Income	$533,516	$506,702	$474,702

Earnings Per Common Share — Basic
Income from continuing operations	$4.83	$4.33	$3.61
Discontinued operations	(0.01)	0.32	0.69
Cumulative effect of a change in accounting policy	—	(0.11)	—

Net income	$4.82	$4.54	$4.30

Earnings Per Common Share — Diluted
Income from continuing operations	$4.73	$4.23	$3.54
Discontinued operations	(0.01)	0.31	0.67
Cumulative effect of a change in accounting policy	—	(0.10)	—

Net income	$4.72	$4.44	$4.21

Cash Dividends Per Common Share	$1.94	$1.10	$1.05
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended December
In thousands	2006	2005	2004
Net Income	$533,516	$506,702	$474,702

Other Comprehensive Income (Loss)
Foreign currency translation
Amount arising during year	69,400	(66,765)	61,716

Defined benefit pension plans
Minimum pension liability adjustment	106,954	(38,488)	65,969

Derivative financial instruments
Amount arising during year	(6,105)	23,196	(9,808)
Reclassification to net income for (gains) losses realized	(1,781)	(2,979)	8,687

Unrealized gains and losses on marketable securities
Amount arising during year	(5,164)	855	9,808
Reclassification to net income for (gains) realized	—	—	(1,105)

Income tax benefit (expense) related to components of other comprehensive income (loss)	(66,686)	32,450	(58,883)

Other comprehensive income (loss)	96,618	(51,731)	76,384

Comprehensive Income	$630,134	$454,971	$551,086

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December
In thousands	2006	2005	2004
Operating Activities
Net income	$533,516	$506,702	$474,702
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	1,535	(35,906)	(75,823)
Cumulative effect of a change in accounting policy	—	11,833	—
Depreciation	90,374	88,047	100,661
Amortization of intangible assets	18,003	16,684	15,420
Other amortization	18,128	16,703	14,135
Stock-based compensation	46,024	40,021	10,047
Provision for doubtful accounts	6,693	7,831	3,925
Pension funding in excess of expense	(31,277)	(14,857)	(236)
Deferred income taxes	(24,463)	(12,133)	15,025
Other, net	4,749	3,327	32,566
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(113,363)	(11,106)	(25,401)
Inventories	(33,193)	(80,428)	59,685
Other current assets	6,322	(44,608)	(26,739)
Accounts payable	(19,043)	80,166	(1,016)
Accrued compensation	(23,592)	(7,168)	46,908
Other accrued liabilities	(26,285)	(31,454)	2,513

Cash provided by operating activities of continuing operations	454,128	533,654	646,372

Income (loss) from discontinued operations	(1,535)	35,906	75,823
Adjustments to reconcile income (loss) from discontinued operations to cash provided by discontinued operations:
Loss on disposal of discontinued operations	36,845	—	—
Other, net	1,315	(8,214)	1,796

Cash provided by operating activities of discontinued operations	36,625	27,692	77,619

Cash provided by operating activities	490,753	561,346	723,991

Investing Activities
Capital expenditures	(127,195)	(102,976)	(74,141)
Business acquisitions, net of cash acquired	(69,759)	(211,838)	(649,089)
Software purchases	(8,939)	(17,494)	(12,953)
Sale of property, plant and equipment	3,327	11,974	12,020
Sale of VF Playwear business	4,667	6,667	4,517
Other, net	(323)	798	(103)

Cash used by investing activities of continuing operations	(198,222)	(312,869)	(719,749)

Discontinued operations, net	1,017	(1,674)	(9,509)

Cash used by investing activities	(197,205)	(314,543)	(729,258)

Financing Activities
Increase (decrease) in short-term borrowings	(60,533)	95,673	(19,056)
Proceeds from long-term debt	—	117,792	—
Payments on long-term debt	(3,062)	(401,253)	(3,494)
Purchase of Common Stock	(118,582)	(229,003)	—
Cash dividends paid	(216,529)	(124,116)	(117,731)
Proceeds from issuance of Common Stock	119,675	99,974	106,613
Tax benefits of stock option exercises	24,064	17,741	—
Other, net	—	(301)	(730)

Cash used by financing activities of continuing operations	(254,967)	(423,493)	(34,398)

Effect of Foreign Currency Rate Changes on Cash	8,086	(12,260)	10,387

Net Change in Cash and Equivalents	46,667	(188,950)	(29,278)

Cash and Equivalents — Beginning of Year	296,557	485,507	514,785

Cash and Equivalents — End of Year	$343,224	$296,557	$485,507

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Common Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
In thousands	Stock	Capital	Income (Loss)	Earnings
Balance, December 2003	$108,170	$964,990	$(189,455)	$1,067,602
Net income	—	—	—	474,702
Cash dividends:
Common Stock	—	—	—	(115,900)
Series B Redeemable Preferred Stock	—	—	—	(1,831)
Conversion of Preferred Stock	205	—	—	3,729
Stock compensation plans, net	3,026	122,651	—	(273)
Common Stock held in trust for deferred compensation plans	(13)	—	—	(746)
Foreign currency translation	—	—	30,069	—
Minimum pension liability adjustment	—	—	41,712	—
Derivative financial instruments	—	—	(691)	—
Unrealized gains on marketable securities	—	—	5,294	—

Balance, December 2004	111,388	1,087,641	(113,071)	1,427,283
Net income	—	—	—	506,702
Cash dividends:
Common Stock	—	—	—	(122,480)
Series B Redeemable Preferred Stock	—	—	—	(1,636)
Conversion of Preferred Stock	141	—	—	2,584
Purchase of treasury stock	(4,000)	—	—	(225,003)
Change in accounting policy for stock-based compensation	—	20,477	—	—
Stock compensation plans, net	2,592	169,368	—	(1,276)
Common Stock held in trust for deferred compensation plans	(13)	—	—	(753)
Foreign currency translation	—	—	(40,633)	—
Minimum pension liability adjustment	—	—	(24,054)	—
Derivative financial instruments	—	—	12,437	—
Unrealized gains on marketable securities	—	—	519	—

Balance, December 2005	110,108	1,277,486	(164,802)	1,585,421
Continued

VF CORPORATION
Consolidated Statements of Common Stockholders’ Equity
(continued)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
In thousands	Stock	Capital	Income (Loss)	Earnings
Balance, December 2005	$110,108	$1,277,486	$(164,802)	$1,585,421
Net income	—	—	—	533,516
Cash dividends:
Common Stock	—	—	—	(215,883)
Series B Redeemable Preferred Stock	—	—	—	(646)
Conversion of Preferred Stock	1,209	—	—	22,117
Purchase of treasury stock	(2,000)	—	—	(116,582)
Stock compensation plans, net	2,860	192,278	—	(1,228)
Common Stock held in trust for deferred compensation plans	8	—	—	160
Foreign currency translation	—	—	38,662	—
Minimum pension liability adjustment	—	—	65,884	—
Adjustment to adopt FASB Statement No. 158 (Note A)			(55,468)
Derivative financial instruments	—	—	(4,848)	—
Unrealized gains on marketable securities	—	—	(3,080)	—

Balance, December 2006	$112,185	$1,469,764	$(123,652)	$1,806,875

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2006
Note A — Significant Accounting Policies
Description of Business: VF Corporation (and its subsidiaries, collectively known as “VF”) is a global apparel company based in the United States. VF designs and manufactures or sources from independent contractors a variety of apparel and footwear for all ages. VF has significant market shares in jeanswear, outdoor apparel and sportswear marketed primarily under VF-owned brand names. VF is also a leader in occupational apparel and in daypacks, backpacks and technical outdoor equipment.
VF markets these products to a broad customer base throughout the world. Products having various price points are sold through multiple channels of distribution, including specialty stores, department stores, national chains, mass merchants and VF-operated retail stores. VF’s ten largest customers, all U.S.-based retailers, accounted for 30% of 2006 total revenues and 24% of total 2006 accounts receivable. Sales are made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.
Basis of Presentation: All financial statements and related disclosures are presented in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of VF and its subsidiaries, after elimination of intercompany transactions and balances. For subsidiaries that are not wholly owned, the minority owners’ interest in net income, which is not significant, is reported in Miscellaneous, net in the Consolidated Statements of Income, and the minority ownership interest in net assets is reported in Other Liabilities in the Consolidated Balance Sheets. Investments in 20-50% owned companies in which VF does not exercise control are accounted for using the equity method of accounting.
In December 2006, management decided to dispose of VF’s intimate apparel business consisting of its domestic and international women’s intimate apparel business units. Accordingly, the Consolidated Statements of Income and Consolidated Statements of Cash Flows have been reclassified to present the intimate apparel businesses as discontinued operations for all periods. General interest expense has not been allocated to the discontinued operations. Similarly, the assets and liabilities of the discontinued operations held for sale have been separately presented in the Consolidated Balance Sheets. Amounts presented herein, unless otherwise stated, relate to continuing operations. See Note C.
Fiscal Year: VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2006”, “2005” and “2004” relate to the 52 week fiscal years ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements. For presentation purposes in this report, all fiscal years are presented as ended in December.
Foreign Currency Translation: Financial statements of most foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the year. Resulting translation gains and losses, and transaction gains and losses on long-term investments and advances to foreign subsidiaries, are reported in Accumulated Other Comprehensive Income (Loss). For a foreign subsidiary that uses the U.S. dollar as its functional currency, the effects of remeasuring assets and liabilities into U.S. dollars are included in the Consolidated Statements of Income. Net transaction gains of $11.6 million in 2006, losses of $2.5 million in 2005 and gains of $0.3 million in 2004 arising from transactions denominated in a currency other than the functional currency of a particular entity are included in the Consolidated Statements of Income.

Cash and Equivalents include demand deposits and temporary investments that are readily convertible into cash and will mature within three months of their purchase.
Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at invoiced amounts, less estimated allowances for returns, discounts, sales incentive programs, customer markdowns and charge-backs. Allowances are based on specific product and customer circumstances and on evaluations of historical and anticipated trends and of current economic conditions. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to minimum amounts from individual licensees. VF maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers and licensees to make required payments. All accounts are subject to ongoing review for ultimate collectibility. An allowance is provided for specific customer accounts where collection is doubtful and for the inherent risk in ultimate collectibility of total balances due considering the aging of balances, anticipated trends and economic conditions. Receivables are charged off against the allowance when it is probable the amounts will not be recovered. There is no off-balance sheet credit exposure related to customer receivables.
Inventories are stated at the lower of cost or market. Cost is net of any purchase discounts or rebates received from vendors. Cost is determined on the first-in, first-out (“FIFO”) method for 69% of total 2006 inventories and 66% of total 2005 inventories. For remaining inventories, cost is determined on the last-in, first-out (“LIFO”) method (primarily due to Internal Revenue Service conformity requirements where LIFO is used for income tax purposes). The LIFO method is used for jeanswear, wholesale sportswear and occupational apparel inventories located in the United States and Canada. The value of inventories stated on the LIFO method is not significantly different from the value determined under the FIFO method. Market value for materials and supplies is replacement cost. Market value for finished goods is expected net realizable value considering the quantity and quality of inventories, forecasted demand and historical and expected realization trends.
Long-lived Assets: Property, plant and equipment, intangible assets and goodwill are stated at cost. Improvements to property, plant and equipment that substantially extend the useful life of the asset, and interest costs incurred during construction of major assets, are capitalized. Repair and maintenance costs are expensed as incurred. Goodwill represents the excess of costs over the fair value of net tangible assets and identifiable intangible assets of businesses acquired.
Depreciation of owned assets and amortization of assets under capital leases are computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for machinery and equipment and up to 40 years for buildings. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the lease term. Intangible assets, other than those having indefinite lives, are amortized over the estimated useful lives, ranging from less than one year to 30 years, using straight-line or accelerated methods consistent with the expected realization of benefits to be received. The useful lives of property and intangible assets are reviewed annually. Depreciation and amortization expense related to producing or otherwise obtaining finished goods inventories is included in Cost of Goods Sold, and other depreciation and amortization expense is included in Marketing, Administrative and General Expenses. Goodwill is not amortized. Upon retirement or disposition, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and a gain or loss is recognized based on the difference between any proceeds received and the asset’s net carrying value.
VF’s policy is to evaluate intangible assets and goodwill for possible impairment at least annually and to evaluate all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recorded for property and intangible assets with identified useful lives (and therefore are being amortized) if forecasted undiscounted cash flows to be generated by the asset or asset group are not expected to be adequate to recover the asset’s carrying value. An impairment loss for intangible assets with indefinite lives (and therefore are not being amortized) and for goodwill is recorded if the asset’s carrying value is in excess of its estimated fair value.

In connection with the decision near the end of 2006 to exit the women’s intimate apparel business, VF recorded an impairment charge for the difference between the recorded book value of the long-lived assets of this business and the expected net sales proceeds. See Basis of Presentation above and Note C.
Self-insurance: VF is primarily self-insured for employee group medical, workers’ compensation, vehicle, property and general liability exposures. Liabilities for self-insured exposures are accrued at the present value of amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in current and noncurrent liabilities based on the expected period of payment. Excess liability insurance has been purchased to cover claims in excess of self-insured amounts.
Revenue Recognition: Revenue is recognized when (i) there is a contract or other arrangement of sale, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured. Net Sales to wholesale customers and sales through the internet are generally recognized when the product has been received by the customer. Shipping and handling costs billed to customers are included in Net Sales. Net Sales are recorded after reduction of allowances for trade terms, volume and other discounts, customer markdowns and charge-backs, sales incentive programs and estimated returns, based on customer commitments and historical experience. Sales incentive programs with retail customers include stated discounts. Sales incentive programs directly with consumers include rebate and coupon offers. Net Sales at VF-operated retail stores are recognized at the time products are purchased by consumers. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from Net Sales.
Royalty income is earned and recognized based on the licensees’ sales of licensed products at rates specified in the licensing contracts.
Cost of Goods Sold for VF-manufactured goods includes all materials, labor and overhead costs incurred in the production process. Cost of Goods Sold for contracted or purchased finished goods includes the purchase costs and related overhead. In both cases, overhead includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, freight, duties, royalties paid to third parties and shrinkage. For product lines having a lifetime warranty, a provision for estimated future repair or replacement costs, based on historical and anticipated trends, is recorded when these products are sold. Sales incentives to consumers in the form of free products are included in Cost of Goods Sold.
Marketing, Administrative and General Expenses include costs of marketing and advertising, VF-operated retail stores, warehousing, shipping and handling, licensing, administrative and general and, in 2004, charges of $9.5 million related to the disposal of a business unit (Note C). Advertising costs are expensed as incurred and totaled $321.9 million in 2006, $303.0 million in 2005 and $275.8 million in 2004. Advertising costs include cooperative advertising payments made to VF’s retail customers as direct reimbursement of documented advertising costs incurred by those retailers for advertising VF’s products. Cooperative advertising costs, totaling $29.5 million in 2006, $34.4 million in 2005 and $33.8 million in 2004, are independently verified to support the fair value of advertising reimbursed by VF. Shipping and handling costs for inventory totaled $201.5 million in 2006, $186.0 million in 2005 and $190.2 million in 2004. Expenses related to royalty income, including amortization of licensing intangible assets, were $22.5 million in 2006, $24.0 million in 2005 and $20.0 million in 2004.
Income Taxes are provided on Net Income for financial reporting purposes. Income Taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between the amounts of pretax financial statement income and taxable income and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect estimated future tax effects attributable to these temporary differences and carryforwards, based on tax rates expected to be in effect for the years in which the differences are expected to be settled or realized. Valuation allowances are used to reduce deferred tax assets to amounts considered likely to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested. The provision for Income Taxes also includes estimated interest and penalties related to tax deficiencies and assessments.
Changes in Accounting Policies:
Defined benefit pension plans — In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement 158”). Statement 158, effective for December 2006, requires that the funded status of a defined benefit plan, measured as the difference between the fair value of plan assets and projected benefit obligations, be recorded in the balance sheet. Statement 158 requires that gains and losses for differences between actuarial assumptions and actual results and that unrecognized prior service costs be recorded as a component of accumulated other comprehensive income.
Statement 158 results in changes in the balance sheet recognition of defined benefit plans but does not change the measurement of plan assets and obligations and the measurement of benefit expense in the statement of income. In accordance with Statement 158, prior period financial statements were not restated. See Note N for a discussion of assets and liabilities related to defined benefit plans in VF’s 2006 Consolidated Balance Sheet, compared with their recognition in the 2005 Consolidated Balance Sheet under the prior rules.
Further under Statement 158, before the end of 2008, VF must change its current September measurement date for valuation of plan assets and projected benefit obligations to its December fiscal year-end date. VF has elected for 2007 to change its plans’ measurement date to December and accordingly will record a charge of $6.2 million to Retained Earnings effective at the beginning of 2007.
Stock-based compensation — VF has three types of stock-based employee compensation — stock options, restricted stock units (“RSUs”) and restricted stock — which are described in Note P. Prior to 2005, VF accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). Under those rules, compensation cost was not required for stock options as all options granted had an exercise price equal to the market value of the underlying common stock at the date of grant. For grants of performance-based RSUs, compensation cost equal to the market value of the shares expected to be issued was recognized over the three year performance period being measured. For grants of restricted stock and RSUs that were not performance-based, compensation cost equal to the market value of the shares at the date of grant was recognized over the vesting period.
FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), modified Opinion 25 by (i) requiring that compensation expense be recognized for the fair value of stock options, either in the income statement or disclosed on a pro forma basis in a note to the financial statements, and (ii) changing the measurement of compensation expense for performance-based restricted stock units to a grant date fair value model. For 2004, as permitted by Statement 123, VF elected to continue to recognize and measure stock-based compensation cost in the financial statements under Opinion 25 and to provide pro forma disclosure of compensation expense recognized on the fair value method under Statement 123. Statement 123 was superseded by FASB Statement No. 123(Revised), Share-Based Payment (“Statement 123(R)”).
VF adopted Statement 123(R) effective as of the beginning of 2005 using the modified retrospective method. Under this method of adoption, VF recorded in the 2005 Consolidated Statement of Income a noncash charge of $11.8 million (net of income taxes of $7.9 million) as the Cumulative Effect of a Change in Accounting Policy for periods prior to January 2005. This 2005 charge represented $0.11 per basic share and $0.10 per diluted share. Accordingly, under this Statement, stock-based compensation in 2006 and 2005 consisted of (i) the cost recognized for stock-based payments granted prior to but not vested as of the beginning of 2005 based on grant date fair values estimated in accordance with the original provisions of Statement 123 and (ii) the cost, net of estimated forfeitures, recognized for stock-based payments granted during 2006 and 2005 based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Financial statements for 2004 were not restated.

The following table presents the effects on net income and earnings per share if VF had applied the fair value recognition provisions of Statement 123 to all stock-based compensation for 2004:

In thousands, except per share amounts	2004
Net income, as reported	$474,702
Add employee compensation expense for restricted stock units and stock grants included in reported net income, net of income taxes	6,793
Less total stock-based employee compensation expense determined under the fair value-based method, net of income taxes	(17,345)

Pro forma net income	$464,150

Earnings per common share:
Basic — as reported	$4.30
Basic — pro forma	4.21

Diluted — as reported	$4.21
Diluted — pro forma	4.12
Details of the stock compensation plans and of the fair value assumptions used for stock options granted in 2006, 2005 and 2004 are described in Note P.
Derivative Financial Instruments are measured at their fair value and are recognized as Other Current Assets or Accrued Liabilities in the Consolidated Balance Sheets. VF formally documents hedged transactions and hedging instruments and assesses, both at the inception of a contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transactions. Derivative financial instruments are used for risk management and are not used for trading or speculative purposes.
If certain criteria are met, a derivative may be specifically designated and accounted for as (i) a hedge of the exposure to variable cash flows for a forecasted transaction or (ii) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. The criteria used to determine if hedge accounting treatment is appropriate are (i) whether an appropriate hedging instrument has been designated and identified to reduce an identified exposure and (ii) whether there is a high correlation between changes in the value of the hedging instrument and the identified exposure. Changes in the fair value of derivatives accounted for as cash flow hedges are deferred in Accumulated Other Comprehensive Income until the hedged transaction affects earnings, at which point the amount is reclassified to Net Income as an offset to the earnings impact of the hedged transaction. Changes in the fair value of derivatives accounted for as fair value hedges are recognized in Miscellaneous Income or Expense as an offset to the earnings impact of the hedged item. These hedges are evaluated each quarter, with changes in fair value deferred in Accumulated Other Comprehensive Income or reported in Net Income, depending on the nature of the hedged item or risk and the effectiveness of the hedge. Any ineffectiveness in a hedging relationship is recorded immediately in earnings. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged. For those limited number of derivatives that do not meet the criteria for hedge accounting, changes in fair value are recognized in Miscellaneous Income or Expense as they occur.
Legal and Tax Contingencies: Management periodically assesses, based on the latest information available, liabilities and contingencies in connection with legal and income tax proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred, we record the loss, or a reasonable estimate of the loss, in the consolidated financial statements. Estimates of losses are adjusted in the period in which additional information becomes available or circumstances change. We disclose a contingent liability when there is at least a reasonable possibility that a loss has been incurred. Management believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.
Use of Estimates: In preparing financial statements in accordance with generally accepted accounting principles, management makes estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Recently Issued Accounting Standards: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes the recognition threshold an income tax provision is required to meet before being recorded in the financial statements and provides guidance on classification and disclosures of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. VF is currently evaluating the impact of FIN 48 on its financial statements. When FIN 48 is adopted in the first quarter of 2007, the adjustment to the liability for unrecognized tax benefits and to beginning Retained Earnings is not expected to be material.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”), which defines fair value, establishes a framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements. The provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. VF is currently evaluating the impact of adopting Statement 157.
Note B — Acquisitions
On September 1, 2006, VF acquired a 60% interest in a newly formed joint venture to design, market and distribute VF-branded products in India for a total cost of $33.2 million. Prior to the transaction, the joint venture partner marketed the Lee ® , Wrangler ® , Nautica ® , JanSport ® and Kipling ® brands under license or distribution agreements. Because all preexisting relationships were arms-length contracts, no gain or loss was recognized upon formation of the joint venture.
VF acquired the common stock of Reef Holdings Corporation (“Reef”) on April 14, 2005 for a total cash cost of $187.7 million. Reef designs and markets surf-inspired products, including sandals, apparel, shoes and accessories under the Reef ® brand. This acquisition is consistent with VF’s strategy of acquiring strong lifestyle brands with superior growth potential. VF also acquired substantially all of the net assets of Holoubek, Inc. (“Holoubek”) on January 3, 2005. Holoubek has rights to manufacture and market certain apparel products, including t-shirts and fleece, under license from Harley-Davidson Motor Company, Inc. The cost was $26.3 million, consisting of $23.8 million in cash payments and $2.5 million in notes payable over a five-year period. In addition, $2.5 million in contingent consideration is payable in 2008 upon the occurrence of certain events. Any contingent consideration earned and paid will be allocated to intangible assets. The acquisitions of Reef and Holoubek are together referred to as the “2005 Acquisitions.”
During 2004, VF acquired the following businesses for a total cash cost, including transaction costs, of $661.5 million:
•	The most significant transaction was the acquisition on June 30, 2004 of 100% of the common stock of Vans, Inc. (“Vans”) for a total cost of $373.1 million. Vans designs and markets Vans ® performance and casual footwear and apparel for skateboarders and other action sports participants and enthusiasts.
•	VF acquired the operating assets of Kipling ® bags, backpacks and accessories (“Kipling”) on June 14, 2004. Including the acquisition of the brand rights in the United States in late 2004, the total cost was $185.0 million.
•	On May 31, 2004, VF acquired 100% of the common stock of Green Sport Monte Bianco S.p.A., makers of Napapijri ® premium casual outdoor sportswear (“Napapijri”), for a total cost of $103.4 million.

The Reef, Vans, Kipling and Napapijri businesses added lifestyle brands having global growth potential. Their brands are targeted to specific consumer groups, and their products extend across multiple categories. Reef, Vans and Kipling provided expertise and growth opportunities in two new product categories for VF — footwear and women’s accessories.
Operating results of these acquisitions have been included in the consolidated financial statements since their respective acquisition dates. Pro forma operating results for the 2006 acquisition and the 2005 Acquisitions for periods prior to their respective dates of acquisition are not provided because the amounts are not significant.
The purchase price of each acquisition was allocated to the fair values of net tangible and intangible assets. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the 2006 acquisition and the 2005 Acquisitions at their respective dates of acquisition:

	2006	2005
In thousands	Acquisition	Acquisitions
Cash and equivalents	$1,578	$—
Other current assets	12,836	52,602
Property, plant and equipment	729	2,127
Intangible assets	5,880	134,674
Other assets	—	2,747

Total assets acquired	21,023	192,150

Current liabilities	11,982	16,813
Other liabilities, primarily deferred income taxes in 2005	2,980	40,860

Total liabilities assumed	14,962	57,673

Net assets acquired	6,061	134,477

Goodwill	27,154	79,536

Purchase price	$33,215	$214,013

Amounts assigned to intangible assets acquired were based on management’s evaluation of their fair values. Amounts assigned to major trademarks and tradenames that management believes have indefinite lives totaled $80.0 million for the 2005 Acquisitions. Amounts assigned to amortizable intangible assets for the 2006 acquisition totaled $5.9 million and consisted principally of customer relationships. These assets were estimated to have weighted average useful lives of 14 years and are being amortized primarily using accelerated methods. Amortizable intangible assets for the 2005 Acquisitions totaled $54.7 million and consisted principally of $23.0 million of customer relationships and $30.7 million of licensing contracts having weighted average useful lives of 24 years and 19 years, respectively.
Any excess purchase price related to these acquisitions was recorded as Goodwill. Factors that contributed to recognition of Goodwill for these acquisitions included (i) expected growth rates and profitability of the acquired companies, (ii) the ability to expand the brands globally, (iii) their experienced workforce, (iv) VF’s strategies for growth in sales, income and cash flows and (v) expected synergies with existing VF business units.

Business Acquisitions in the 2006 Consolidated Statement of Cash Flows included the discounted amount of a $33.0 million installment note payment related to a 2003 business acquisition. See Note L.
Note C — Discontinued Operations
In December 2006, management and the Board of Directors decided to exit the women’s intimate apparel business. VF entered into a definitive agreement on January 22, 2007 to sell all of VF’s domestic and international women’s intimate apparel business units (referred to as the Intimate Apparel Coalition, formerly a reportable business segment) for $350.0 million, subject to a working capital level adjustment. The transaction, expected to close in early 2007, is consistent with VF’s stated objective of focusing on lifestyle businesses having higher growth and profit potential. As part of the agreement, VF will provide transition services at its cost for a limited number of months after closing. VF management has concluded that the direct cash flows resulting from the transition services agreement will not be material to VF. Further, VF management will not have any continuing ownership interest or other influence over the intimate apparel business following the closing. Accordingly, the results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations for all periods in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Similarly, the assets and liabilities of this business have been reclassified and reported as held for sale for all periods presented.
VF recorded a charge of $42.2 million in 2006, computed in accordance with Statement 144, for the difference between the recorded book value of the intimate apparel business and the expected net sales proceeds. The recorded book value included $32.0 million of foreign currency translation losses, net of income tax benefit, deferred in Accumulated Other Comprehensive Income (Loss). The charge was recorded as a valuation allowance against noncurrent assets of the intimate apparel business. In addition, VF recorded a noncash partial pension plan curtailment charge of $5.6 million for the expected withdrawal of intimate apparel participants from VF’s defined benefit pension plans. The writedown to expected net sales proceeds, plus the pension curtailment charge, were recorded as loss on disposal of the intimate apparel business, net of an income tax benefit of $10.9 million. Other gains or losses including purchase price adjustments in the sale agreement, changes in the estimated income tax allocation of the sales proceeds, sale of certain segment assets held for sale but not included in the sale transaction (primarily marketable securities of an intimate apparel supplier) and settlement of retained liabilities will be recorded in discontinued operations when realized.

Summarized operating results for the discontinued intimate apparel business are as follows:

In thousands	2006	2005	2004
Total revenues	$817,749	$848,222	$906,521

Income from operations, net of income taxes of $17,517, $23,214 and $40,628	$35,310	$35,906	$75,823
Loss on disposal, net of income tax benefit of $10,920	(36,845)	—	—

Income (loss) from discontinued operations	$(1,535)	$35,906	$75,823

Summarized assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets are as follows:

In thousands	2006	2005
Accounts receivable, net	$83,129	$87,919
Inventories	168,962	180,628
Other current assets, primarily deferred income taxes	9,835	12,057

Current assets of discontinued operations	$261,926	$280,604

Property, plant and equipment, net	$45,862	$53,377
Goodwill	117,526	117,526
Investment in marketable securities	21,533	26,522
Other assets, primarily deferred income taxes	16,377	5,008
Allowance to reduce noncurrent assets to estimated fair value, less costs of disposal	(42,153)	—

Noncurrent assets of discontinued operations	$159,145	$202,433

Accounts payable	$49,118	$59,191
Accrued liabilities	29,872	36,897

Current liabilities of discontinued operations	$78,990	$96,088

Minority interest in partially owned subsidiaries	$1,284	$1,567
Other	12,302	9,956

Noncurrent liabilities of discontinued operations	$13,586	$11,523

The children’s playwear business (“VF Playwear”) was sold in 2004 for cash and notes totaling $17.1 million. Under the sale agreement, VF agreed to purchase from the acquirer over a 10 year period $150.0 million of branded childrenswear for sale in its outlet stores. Due to this ongoing involvement, VF Playwear did not qualify for treatment as a discontinued operation. VF Playwear contributed revenues of $87.5 million in 2004 and incurred operating losses of $0.5 million and $14.0 million in 2005 and 2004, respectively. Operating results in 2004 included net charges of $9.5 million related to the disposal of the business.

Note D — Accounts Receivable

In thousands	2006	2005
Trade	$790,522	$671,591
Royalty and other	65,185	54,797

Total accounts receivable	855,707	726,388
Less allowance for doubtful accounts	46,113	50,123

Accounts receivable, net	$809,594	$676,265

Note E — Inventories

In thousands	2006	2005
Finished products	$783,507	$725,869
Work in process	69,701	71,735
Materials and supplies	105,054	102,848

Inventories	$958,262	$900,452

Note F — Property, Plant and Equipment

In thousands	2006	2005
Land	$44,632	$45,424
Buildings and improvements	465,273	432,906
Machinery and equipment	945,249	875,532

Property, plant and equipment, at cost	1,455,154	1,353,862
Less accumulated depreciation	862,096	843,184

Property, plant and equipment, net	$593,058	$510,678

Assets recorded under capital leases, primarily buildings and improvements, are included in Property, Plant and Equipment at cost of $49.5 million, less accumulated amortization of $5.0 million, at the end of 2006 and cost of $4.5 million, less accumulated amortization of $2.2 million, at the end of 2005. Amortization expense for assets under capital leases is included in depreciation expense.

Note G — Intangible Assets

	Weighted			Net
	Average		Accumulated	Carrying
Dollars in thousands	Life	Cost	Amortization	Amount
December 2006
Amortizable intangible assets*:
License agreements	24 years	$147,967	$28,182	$119,785
Customer relationships	22 years	99,710	14,746	84,964
Trademarks and other	7 years	10,554	2,472	8,082

Amortizable intangible assets, net				212,831

Indefinite-lived intangible assets:
Trademarks and tradenames				542,862

Intangible assets, net				$755,693

December 2005
Amortizable intangible assets*:
License agreements	24 years	$146,874	$18,083	$128,791
Customer relationships	22 years	89,604	7,755	81,849
Trademarks and other	10 years	5,173	1,147	4,026

Amortizable intangible assets, net				214,666

Indefinite-lived intangible assets:
Trademarks and tradenames				529,647

Intangible assets, net				$744,313

*	Amortization of license agreements and customer relationships — accelerated methods; trademarks and other — straight-line method.
Cost and accumulated amortization of $0.9 million and $5.2 million were eliminated from Trademarks and Other in 2006 and 2005, respectively, because the underlying intangible assets became fully amortized in those years.
Amortization expense was $18.0 million in 2006, $16.7 million in 2005 and $15.4 million in 2004 (including an impairment charge of $1.1 million for a miscellaneous intangible asset). Estimated amortization expense for the years 2007 through 2011 is $17.7 million, $15.7 million, $15.4 million, $13.0 million and $12.1 million, respectively.

Note H — Goodwill
Activity is summarized by business segment as follows:

In thousands	Jeanswear	Outdoor	Imagewear	Sportswear	Total
Balance, December 2003	$194,870	$121,086	$56,246	$217,178	$589,380
2004 Acquisitions	—	310,175	—	24	310,199
Adjustments to purchase price allocation	—	—	—	(3,012)	(3,012)
Currency translation	3,750	13,685	—	—	17,435

Balance, December 2004	198,620	444,946	56,246	214,190	914,002
2005 Acquisitions	—	79,536	—	—	79,536
Adjustments to purchase price allocation	—	6,197	—	(306)	5,891
Currency translation	(4,935)	(14,983)	—	—	(19,918)

Balance, December 2005	193,685	515,696	56,246	213,884	979,511
2006 acquisition	27,154	—	—	—	27,154
Contingent consideration earned	—	—	—	199	199
Adjustments to purchase price allocation	—	(1,450)	—	(22)	(1,472)
Currency translation	4,363	21,170	—	—	25,533

Balance, December 2006	$225,202	$535,416	$56,246	$214,061	$1,030,925

Note I — Other Assets

In thousands	2006	2005
Investment securities held for deferred compensation plans (Note N)	$205,966	$189,393
Other investment securities	12,191	10,860
Computer software, net of accumulated amortization of $49,413 in 2006 and $37,289 in 2005	62,756	69,042
Pension plan intangible asset (Note N)	—	41,932
Equity method investments	14,491	12,251
Deferred income taxes (Note Q)	9,874	11,834
Other	43,584	33,448

Other assets	$348,862	$368,760

Other investment securities include marketable securities and life insurance contracts held primarily to support liabilities under the supplemental defined benefit pension plan (Note N). These securities, held in an irrevocable trust, are recorded at fair value. Realized gains and losses on these securities are recorded in the Consolidated Statements of Income, and unrealized gains and losses, net of income taxes, are recorded in Accumulated Other Comprehensive Income (Loss).

VF is the beneficiary of life insurance policies included in investment securities above on certain current and former members of VF management. Policy loans against the cash value of these policies are not significant.
Note J — Short-term Borrowings

In thousands	2006	2005
International bank credit agreement (Note L):
Revolving credit (euro denominated)	$13,141	$12,014
Term loan (euro demoninated)	26,282	48,056
Term loan	—	40,000
Other	49,044	38,886

Short-term borrowings	$88,467	$138,956

Short-term borrowings, all from foreign banks, had a weighted average interest rate of 8.0% at the end of 2006 and 5.5% at the end of 2005. The international bank credit agreement is a committed facility. All other arrangements may be terminated at any time by either VF or the banks.
VF maintains a $750.0 million unsecured committed revolving bank credit agreement that supports issuance of up to $750.0 million in commercial paper, with any unused portion available for general corporate purposes. This agreement, which expires in September 2008, requires VF to pay a facility fee of 0.09% per year and contains a financial covenant requiring VF’s ratio of consolidated indebtedness to consolidated capitalization to remain below 60%. The agreement also contains other covenants and events of default, including limitations on liens, subsidiary indebtedness and sales of assets, and a $50.0 million cross-acceleration event of default. If VF fails in the performance of any covenant under this agreement, the banks may terminate their obligation to lend, and any bank borrowings outstanding under this agreement may become due and payable. At the end of 2006, VF was in compliance with all covenants. Also at the end of 2006, the entire amount of the credit agreement was available for borrowing, except for $9.5 million related to standby letters of credit issued under the agreement on behalf of VF.
Note K — Accrued Liabilities

In thousands	2006	2005
Compensation	$109,371	$104,489
Income taxes	19,414	65,779
Other taxes	50,080	41,808
Minimum pension liability (Note N)	—	75,000
Advertising	23,891	21,882
Insurance	13,557	16,758
Deferred compensation (Note N)	26,400	12,700
Interest	8,923	9,624
Product warranty claims (Note M)	8,808	8,533
Deferred income taxes (Note Q)	5,119	5,182
Other	127,252	128,679

Accrued liabilities	$392,815	$490,434

Note L – Long-term Debt

In thousands	2006	2005
8.50% notes, due 2010	$200,000	$200,000
6.00% notes, due 2033	292,441	292,332
International revolving credit agreement (euro-denominated)	131,410	120,140
Capital leases and other	80,384	69,212

Total long-term debt	704,235	681,684
Less current portion	68,876	33,956

Long-term debt, due beyond one year	$635,359	$647,728

The notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision is triggered for all notes if more than $50.0 million of other debt is in default and has been accelerated by the lenders. If VF fails in the performance of any covenant under the indenture that governs the respective notes, the trustee or lenders may declare the principal due and payable immediately. At the end of 2006, VF was in compliance with all covenants. VF may redeem the 8.50% and the 6.00% notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued interest to the redemption date and a premium (if any) relating to the then-prevailing treasury yield over the remaining life of the obligations.
The 6.00% notes, having a principal balance of $300.0 million, are recorded net of unamortized original issue discount. Interest Expense is recorded at an effective annual interest rate of 6.19%, including amortization of the original issue discount, deferred gain on the interest rate hedging contract (Note U) and debt issuance costs.
During 2005, certain international subsidiaries, with VF as guarantor, entered into an international bank credit agreement consisting of three unsecured committed credit facilities. The credit facilities consisted of (i) a euro-denominated five year revolving credit agreement for a U.S. dollar equivalent amount of $230.0 million, (ii) a euro-denominated two year term loan for a U.S. dollar equivalent of $52.6 million and (iii) a U.S. dollar-denominated two year term loan for $40.0 million. All borrowings under the agreement are short-term (up to six months) notes that can be continued for the full term of the respective credit facility. The full amount of the revolving credit agreement will be available for the five year period, while amounts borrowed and repaid under the two year term loans cannot be continued. During 2006, $21.8 million U.S. dollar equivalent of the euro-denominated term loan and the entire amount of the U.S. dollar term loan were repaid. The terms and conditions of the international bank credit agreement are similar to those of VF’s existing $750.0 million domestic credit agreement (Note J). The revolving credit facility is available for general working capital purposes. Amounts under the revolving credit agreement expected to be repaid during the following year and all amounts under the two year term loans were classified as Short-term Borrowings at the end of each year (Note J). Of the total outstanding under the five year revolving credit agreement, VF has no intent to pay down $98.6 million throughout 2007, and accordingly, that amount was classified as Long-term Debt. The remaining amount of $32.8 million was classified as a current liability. Borrowings classified as long-term under the revolving credit agreement bear interest at 4.0% at the end of 2006 and 2.7% at the end of 2005. When borrowings exceed two-thirds of the maximum amount available under the revolving credit agreement, there is an annual utilization fee of 0.05% for amounts borrowed. In addition, there is an annual commitment fee of 0.06% for unborrowed amounts.
Capital leases and other at the end of 2006 included a capital lease obligation of $41.8 million at an effective interest rate of 5.06% and a $33.0 million note payable in 2007 to a former officer of a business acquired in 2003. During 2006, $33.0 million was paid to this former officer. These 2006 and 2007 noninterest-bearing installments were recorded at discounts of 3.25% and 3.84%, respectively, reflecting VF’s incremental borrowing rates for those periods at the time this debt was incurred. The discounts are amortized as Interest Expense over the lives of these obligations. The carrying value of this debt was $32.2 million at the end of 2006 and $63.3 million at the end of 2005.
The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2006 are summarized as follows:

		Capital
In thousands	Notes	Leases
2007	$65,528	$5,643
2008, including euro borrowing	99,058	5,127
2009	500	4,620
2010	200,500	4,302
2011	—	4,239
Thereafter	300,000	40,731

	665,586	64,662

Less amounts representing interest	7,559	18,454
Less current portion	65,528	3,348

	$592,499	$42,860

Note M – Other Liabilities

In thousands	2006	2005
Deferrred compensation (Note N)	$218,269	$199,550
Liability for pension benefits (Note N)	143,790	—
Minimum pension liability (Note N)	—	96,928
Accrued pension benefits (Notes I and N)	—	60,388
Income taxes (Note Q)	70,565	71,315
Deferred income taxes (Note Q)	14,259	23,733
Product warranty claims	23,807	23,205
Minority interest in partially owned subsidiaries	5,393	3,286
Other	60,645	49,733

Other liabilities	$536,728	$528,138

Activity relating to accrued product warranty claims is summarized as follows:

In thousands	2006	2005	2004
Balance, beginning of year	$31,738	$34,169	$28,852
Balances of acquired businesses	—	—	347
Accrual for products sold during the year	7,943	7,967	10,788
Repair or replacement costs incurred	(8,350)	(8,910)	(6,840)
Currency translation	1,284	(1,488)	1,022

Balance, end of year	32,615	31,738	34,169
Less current portion (Note K)	8,808	8,533	7,193

Long-term portion	$23,807	$23,205	$26,976

Note N – Retirement and Savings Benefit Plans
VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to amend any aspect of the plans, or to curtail or discontinue any of the plans, subject to local regulations.
Defined Benefit Pension Plans: VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time domestic employees initially employed before 2005. For employees covered by this plan, VF also sponsors an unfunded supplemental defined benefit pension plan that provides benefits that exceed limitations imposed by income tax regulations. These defined benefit plans provide pension benefits based on compensation levels and years of service. The effect of these pension plans on income was as follows:

Dollars in thousands	2006	2005	2004
Service cost – benefits earned during the year	$22,027	$20,541	$22,470
Interest cost on projected benefit obligations	66,301	61,351	59,272
Expected return on plan assets	(72,751)	(63,738)	(59,728)
Curtailment charge	5,612	—	7,100
Amortization of deferred amounts:
Actuarial loss	27,421	21,463	24,697
Prior service cost	3,480	3,480	3,960

Total pension expense	52,090	43,097	57,771

Amount allocable to discontinued operations	14,542	8,003	8,204

Pension expense – continuing operations	$37,548	$35,094	$49,567

Assumptions used to determine pension expense:
Discount rate	5.75%	6.10%	6.00%
Expected long-term return on plan assets	8.25%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%
VF incurred a $5.6 million partial pension plan curtailment charge in 2006 related to the expected disposal of the intimate apparel business. The $7.1 million curtailment charge in 2004 related to reductions in the number of plan participants, including $2.9 million related to the disposition of VF Playwear. See Note C.

The following provides a reconciliation of the changes in fair value of the pension plans’ assets and projected benefit obligations, and the plans’ funded status, based on a September 30 measurement date:

Dollars in thousands	2006	2005
Fair value of plan assets, beginning of year	$847,498	$733,806
Actual return on plan assets	91,689	98,204
VF contributions	78,270	57,761
Benefits paid	(43,724)	(42,273)

Fair value of plan assets, end of year	973,733	847,498

Projected benefit obligations, beginning of year	1,156,984	1,006,430
Service cost	22,027	20,541
Interest cost	66,301	61,351
Partial plan curtailment	(26,617)	—
Actuarial (gain) loss	(54,448)	110,935
Benefits paid	(43,724)	(42,273)

Projected benefit obligations, end of year	1,120,523	1,156,984

Funded status, end of year	$(146,790)	(309,486)

Unrecognized net actuarial loss		322,733
Unrecognized prior service cost		29,163

Recognized in Consolidated Balance Sheet		$42,410

Amounts included in Consolidated Balance Sheets:
Noncurrent assets	$—	$41,932
Current liabilities	(3,000)	(75,000)
Noncurrent liabilities	(143,790)	(157,316)
Accumulated other comprehensive (income) loss:
Deferred actuarial loss	195,310	—
Deferred prior service cost	20,070	—
Additional minimum pension liability	—	232,794

	$68,590	$42,410

Assumptions used to determine benefit obligations:
Discount rate	6.00%	5.75%
Rate of compensation increase	4.00%	3.75%
Projected benefit obligations at any pension plan measurement date are the present value of vested and unvested pension benefits, based on both past and projected future employee service and compensation levels. Accumulated benefit obligations are the present value of vested and unvested pension benefits earned through the measurement date, without projection to future periods. Accumulated benefit obligations earned through the respective measurement dates for these plans totaled $1,061.8 million in 2006 and $1,079.8 million in 2005. VF’s two defined benefit plans were underfunded at the end of 2006 and 2005 based on both projected benefit obligations and accumulated benefit obligations. Under the newly adopted Statement 158, at the end of 2006, $143.8 million of the total $146.8 million underfunded pension liability based on projected benefit obligations was recorded in Other Liabilities, with the balance classified in current liabilities. At the end of 2005, under the prior accounting rules, the excess of accumulated benefit obligations over the sum of the fair value of plan assets and previously accrued pension liabilities, termed the “minimum pension liability,” was $171.9 million. This minimum pension liability resulted in a charge to Accumulated Other Comprehensive Income (Loss), with $75.0 million of the minimum pension liability classified as a current liability because VF contributed that amount to the pension plan in early 2006.
Differences between actual results and amounts estimated using actuarial assumptions are deferred and amortized as a component of future years’ pension expense. These unrecognized actuarial gains and losses are amortized to pension expense as follows: amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts totaling 10% to 20% of projected benefit obligations are amortized over ten years; and amounts totaling less than 10% of the lower of plan assets or projected benefit obligations are not amortized. Under the newly adopted Statement 158, the deferred actuarial loss and the deferred prior service cost at the end of 2006 were recorded in Accumulated Other Comprehensive Income (Loss). The estimated amounts of Accumulated Other Comprehensive Income (Loss) to be amortized to pension expense in 2007 are as follows: deferred actuarial loss — $5.2 million and deferred prior service cost — $2.7 million.
Management’s investment strategy is to invest the plan’s assets in a diversified portfolio of domestic and international equity, fixed income and real estate securities to provide long-term growth in plan assets. This strategy, the resulting allocation of plan assets and the selection of independent investment managers are reviewed periodically. There are no investments in VF debt or equity securities.
The expected long-term rate of return on plan assets was based on the weighted average of the expected returns for the major asset classes in which the plan invests. Expected returns by asset class were developed through analysis of historical market returns, current market conditions, inflation expectations and other economic factors. The 8.25% assumed rate of return on plan assets in 2006 was lower than actual long-term historical returns. The target allocation by asset class and the actual asset allocations at the latest measurement dates were as follows:

	2007	Actual Allocation
	Target	September 30
	Allocation	2006	2005
Equity securities	60%	71%	71%
Fixed income securities	30	21	21
Real estate securities	10	8	8

	100%	100%	100%

VF makes contributions to the plan sufficient to meet minimum funding requirements under applicable laws, plus additional amounts as recommended by VF’s independent actuary. VF is not required and does not currently intend to make a contribution to the qualified pension plan during 2007 under applicable regulations. Estimated future benefit payments, including benefits attributable to estimated future employee service, are approximately $47.1 million in 2007, $49.8 million in 2008, $52.4 million in 2009, $55.4 million in 2010, $59.4 million in 2011 and $362.5 million for the years 2012 through 2016.
Deferred Compensation Plans: VF sponsors a nonqualified retirement savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Expense under this plan was $4.1 million in 2006, $3.8 million in 2005 and $2.9 million in 2004. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds and VF Common Stock. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense in the Consolidated Statements of Income. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. Similarly, under a separate nonqualified plan, members of the Board of Directors may elect to defer their Board compensation and invest it in VF Common Stock. At December 2006, VF’s liability to the participants of the deferred compensation plans was $244.7 million, of which $26.4 million expected to be paid in 2007 was recorded in Accrued Liabilities (Note K) and $218.3 million expected to be paid beyond one year was recorded in Other Liabilities (Note M).
VF purchases mutual funds, variable life insurance contracts and VF Common Stock that are substantially the same as the participant-directed investment selections underlying the deferred compensation obligations. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide (i) a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of VF’s insolvency, and (ii) an economic hedge of the financial impact of changes in deferred compensation liabilities based on changes in market value of the participant-selected investments underlying the liabilities. The mutual funds and life insurance investments are recorded at fair value. At December 2006, the fair value of the mutual fund and life insurance investments was $232.4 million, of which $26.4 million expected to be liquidated to fund payments to participants in 2007 was recorded in Other Current Assets and $206.0 million was recorded in Other Assets (Note I). The difference between the carrying value of these securities and the recorded deferred compensation liabilities resulted primarily from VF Common Stock purchased to match participant-directed investment selections being treated for financial accounting purposes as treasury stock (Note O). Realized and unrealized gains and losses on the mutual fund and life insurance securities (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.
Other Retirement and Savings Plans: VF also sponsors defined contribution retirement and savings plans. For domestic employees hired after 2004 and employees of businesses acquired in 2004 and 2003, VF contributes a specified percentage of an employee’s gross earnings to a qualified retirement plan. VF also sponsors 401(k) and other savings and retirement plans for certain domestic and foreign employees where cash contributions are based on a specified percentage of employee contributions. Expense for these plans totaled $9.1 million in 2006, $6.3 million in 2005 and $4.5 million in 2004.
Note O – Capital
Common Stock outstanding is net of shares held in treasury, and in substance retired. There were 5,775,810 treasury shares at the end of 2006, 4,962,478 at the end of 2005 and 1,098,172 at the end of 2004. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 261,458 shares of VF Common Stock at the end of 2006, 269,043 shares at the end of 2005 and 256,088 shares at the end of 2004 were held in trust for deferred compensation plans. These additional shares are treated for financial reporting purposes as treasury shares at a cost of $9.8 million, $9.9 million and $9.2 million at the end of 2006, 2005 and 2004, respectively.
Preferred Stock consists of 25,000,000 authorized shares at $1 par value.
Series A Preferred Stock - At the end of 2006, 2,000,000 shares are designated as Series A Preferred Stock, of which none has been issued. Each outstanding share of Common Stock has a Series A Preferred Stock purchase right attached to it. If an outside party acquires 15% or more of the Common Stock, each holder of Common Stock will be able to exercise the attached rights. After a right is exercisable, its holder will be able to buy 1/100 share of

Series A Preferred Stock for $175. Each share of Series A Preferred Stock entitles the holder to receive (i) 100 times the aggregate per share amount of all cash dividends declared on the Common Stock and (ii) 100 votes on all matters submitted to a vote of stockholders. Alternatively, after an outside party acquires 15% or more of the Common Stock, each holder of a right (other than the acquirer) will be able to (i) purchase, for $175, Common Stock having a market value of $350 or (ii) exchange each right for a share of Common Stock. If VF is involved in a business combination or sale after an outside party acquires 15% of the Common Stock, then each holder of a right (other than the acquirer) will be able to purchase, for $175, common stock of the other party to the business combination or sale having a market value of $350. The rights, which expire in January 2008, may be redeemed at $0.01 per right prior to their becoming exercisable.
Series B Redeemable Preferred Stock - Each share of 6.75% Series B Redeemable Preferred Stock had a redemption value and liquidation value of $30.88 plus cumulative accrued dividends, was convertible into 1.6 shares of Common Stock and was entitled to two votes per share along with the Common Stock. All shares were owned by an employee stock ownership plan (“ESOP”) that was part of a VF-sponsored 401(k) plan. In June 2006, the Series B Preferred Stock was converted to Common Stock because the indicated quarterly Common Stock dividend rate ($0.88 equivalent common dividend per preferred share) significantly exceeded the stated quarterly dividend rate ($0.521 per share) of the Series B Preferred Stock. Changes in shares of Preferred Stock outstanding are summarized as follows:

	2006	2005	2004
Balance, beginning of year	755,518	843,814	971,250
Conversion to Common Stock	(755,518)	(88,296)	(127,436)

Balance, end of year	—	755,518	843,814

Accumulated Other Comprehensive Income: Other comprehensive income consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. Amounts comprising Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets, net of related income taxes, are summarized as follows:

In thousands	2006	2005
Foreign currency translation	$(3,787)	$(42,449)
Defined benefit pension plans	(132,776)	—
Minimum pension liability adjustment	—	(143,192)
Derivative financial instruments	2,448	7,296
Unrealized gains on marketable securities	10,463	13,543

Accumulated other comprehensive income (loss)	$(123,652)	$(164,802)

Upon sale of the intimate apparel businesses (Note C), accumulated foreign currency translation losses will be eliminated from the accounts. Translation losses totaling $32.0 million, net of related income taxes, at December 2006 were a component of the loss on disposal.
Note P – Stock-based Compensation
VF may grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers and key employees and also to nonemployee members of VF’s Board of Directors under the 1996 Stock Compensation Plan approved by stockholders. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. For stock option awards that vest in equal annual installments over a three year period, compensation cost is recognized during each individual vesting period. VF has elected to use the practical transition method for determining the historical pool of windfall tax benefits. Total compensation cost (including cost recognized for stock options) and the related income tax benefits for those awards recognized in the Consolidated Statements of Income were $46.0 million and $17.0 million for 2006 and $40.0 million and $14.7 million for 2005, respectively (exclusive of amounts included in the 2005 Cumulative Effect of a Change in Accounting Policy; see Note A). Total compensation cost and related income tax benefits for stock-based compensation under the prior rules (which did not require cost to be recognized for stock options) were $10.0 million and $3.6 million, respectively, for 2004. Stock-based compensation cost capitalized as part of inventory was $0.5 million at December 2006 and $0.8 million at December 2005. At the end of 2006, there was $34.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $23.9 million, $10.8 million and $0.2 million are expected to be recognized in 2007, 2008 and 2009, respectively.
At the end of 2006, there were 3,237,065 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan, of which no more than 1,236,691 may be grants of restricted stock or shares delivered in settlement of RSUs. VF has a practice of repurchasing shares of Common Stock in the open market to offset dilution caused by exercises of stock options and other stock-based payments.
Stock Options: Stock options are granted at a price equal to the average of the high and low price of VF Common Stock on the date of grant. Employee Stock options vest in equal annual installments over three years of continuous service after the date of grant and expire ten years after the date of grant. Beginning with the 2005 stock option grants, the fair value on the date of grant of each option award was calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs between the grant date of the options and the date of expiration. For 2004 stock option grants, fair value was estimated using the Black-Scholes option-pricing model in which each assumption was based on a single average input instead of a range of inputs over the life of the options. The assumptions used and the resulting weighted average fair value of stock options granted during 2006 and 2005 using the lattice valuation model and for stock options granted during 2004 using the Black-Scholes valuation model are summarized below:

	2006	2005	2004
Expected volatility	19% - 30%	19% - 30%	35%
Weighted average volatility	22%	23%	—
Expected term (in years)	4.7 to 7.5	5.3 to 7.6	4.0
Dividend yield	1.9%	2.2%	2.4%
Risk-free interest rate	4.6% - 4.7%	2.8% - 4.1%	2.6%

Weighted average fair value at date of grant	$14.00	$13.04	$11.64
Volatility is the measure of change in the market price of VF Common Stock from period to period. Expected volatility over the contractual term of an option was based on the implied volatility from publicly traded options on VF Common Stock and the historical volatility of VF Common Stock. The expected term represents the period of time that options granted are expected to be outstanding before exercise. VF used historical data to estimate both voluntary and involuntary option exercise behaviors and to estimate employee terminations. Groups of employees that have historically exhibited similar option exercise behaviors were considered separately in estimating the expected term. Dividend yield represents expected dividends on VF Common Stock for the contractual life of the options. Risk-free interest rates for the periods during the contractual life of the option were the implied yields at the date of grant from the U.S. Treasury zero coupon yield curve.
Stock option activity for 2006 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	Outstanding	Price	Term (Years)	(In thousands)
Outstanding, December 2005	9,388,204	$44.62
Granted	2,585,400	56.80
Exercised	(2,799,730)	42.39
Forfeited/cancelled	(305,417)	50.79

Outstanding, December 2006	8,868,457	48.67	6.9	$296,337

Exercisable, December 2006	5,194,827	41.09	5.4	$184,869

The total fair value of stock options vested during 2006 was $25.4 million, during 2005 was $18.5 million and during 2004 was $21.3 million. Intrinsic value is the amount by which the fair value of VF Common Stock exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during 2006 was $74.9 million, during 2005 was $53.6 million and during 2004 was $36.0 million.
Restricted Stock Units: VF granted performance-based RSUs to certain key employees as a long-term incentive. Participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares paid to participants is based on achievement of performance goals for profitability and sales growth set by the Compensation Committee of the Board of Directors. Dividend equivalents, payable in additional shares of VF Common Stock, accrue without compounding on the RSUs. Shares are issued to participants in the year following the end of each three year performance period.
Activity in 2006 for the performance-based RSUs is summarized as follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Outstanding, December 2005	615,515	$48.12
Vested as of the end of 2005, with Common Stock distributed in 2006	(43,247)	34.00
Granted	299,600	55.32
Forfeited/cancelled	(41,145)	51.38

Outstanding, December 2006	830,723	51.29

Vested as of December 2006	263,264	43.18

The grant date fair value of performance-based RSUs granted during 2006, 2005 and 2004 was $55.32, $54.80 and $43.18, respectively, per RSU. The total value of awards outstanding at the end of 2006 was $66.1 million, of which a total of 404,621 shares of VF Common Stock having a value of $33.2 million was earned, subject to final confirmation approval of the Compensation Committee of the Board of Directors, for the three year performance period ended in 2006 and distributable in early 2007. Similarly, 36,921 shares of VF Common Stock with a value of $2.0 million were earned for the performance period ended in 2005, and 23,727 shares of VF Common Stock with a value of $1.3 million were earned for the performance period ended in 2004.

VF granted an additional 10,000 RSUs in 2006 and 10,000 RSUs in 2005 to certain members of management. Each RSU entitles the holder to one share of VF Common Stock upon vesting, without a performance adjustment. These RSUs had grant date fair values of $75.97 and $54.80 and will vest in 2010 and 2007, respectively. The value of these RSUs, including 437 dividend equivalents, was $1.7 million at the end of 2006.
In prior years, certain participants elected to defer receipt of shares earned upon vesting. A total of 108,765 shares of Common Stock are issuable in future years for such deferrals.
Restricted Stock: In 2006, VF granted restricted shares of VF Common Stock to certain members of management. Dividends are payable in additional restricted shares at the time the restricted share grants vest in 2010. Activity for 2006 is summarized below:

		Weighted Average
	Shares	Grant Date
	Outstanding	Fair Value
Granted in 2006	55,000	$63.04
Dividend equivalents	1,121	72.12

Nonvested, December 2006	56,121	63.22

This restricted stock has a fair value of $4.6 million at the end of 2006.
Note Q – Income Taxes
The provision for Income Taxes was computed based on the following amounts of Income from Continuing Operations Before Income Taxes:

In thousands	2006	2005	2004
Domestic	$577,802	$517,700	$442,003
Foreign	199,436	193,993	153,666

Income from continuing operations before income taxes	$777,238	$711,693	$595,669

The provision for Income Taxes for continuing operations consists of:

In thousands	2006	2005	2004
Current:
Federal	$215,202	$166,879	$136,662
Foreign	32,547	57,964	36,112
State	18,901	16,354	8,991

	266,650	241,197	181,765
Deferred, primarily federal	(24,463)	(12,133)	15,025

Income taxes	$242,187	$229,064	$196,790

The reasons for the difference between income taxes for continuing operations computed by applying the statutory federal income tax rate and income tax expense in the financial statements are as follows:

In thousands	2006	2005	2004
Tax at federal statutory rate	$272,033	$249,093	$208,484
State income taxes, net of federal tax benefit	9,279	2,973	3,086
Foreign rate differences	(37,909)	(37,376)	(18,019)
Foreign operating losses with no current benefit	7,042	8,261	7,219
American Jobs Creation Act of 2004	—	5,239	—
Change in valuation allowance	(3,399)	(300)	(3,992)
Other, net	(4,859)	1,174	12

Income taxes	$242,187	$229,064	$196,790

Foreign rate differences in 2006 included $16.9 million in tax benefit from the favorable audit outcome on certain tax matters outside of the U.S.   In 2005, these differences included $12.5 million in tax benefit from settlement of certain tax matters outside the U.S. In addition, the American Jobs Creation Act of 2004 (“the Act”) contained a one-time incentive for repatriation of foreign earnings in 2005 at a 5.25% effective income tax rate. During 2005, VF repatriated $153.0 million of foreign earnings subject to the Act and recorded an incremental income tax expense of $5.2 million.

Deferred income tax assets and liabilities consist of the following:

In thousands	2006	2005
Deferred income tax assets:
Inventories	$19,054	$23,197
Employee benefits	104,550	71,981
Other accrued expenses	95,056	118,926
Deferred benefit pension liabilities	82,604	89,602
Operating loss carryforwards	111,452	87,146
Capital losses	66,504	3,596

	479,220	394,448
Valuation allowance	(127,347)	(48,597)

Deferred income tax assets	351,873	345,851

Deferred income tax liabilities:
Depreciation	17,634	24,075
Intangible assets	183,628	194,315
Other deferred liabilities	22,648	29,186
Foreign currency translation	27,981	1,361
Unremitted foreign earnings	24,967	15,409

Deferred income tax liabilities	276,858	264,346

Net deferred income tax assets	$75,015	$81,505

Amounts included in Consolidated Balance Sheets:
Current assets	$84,519	$98,586
Current liabilities	(5,119)	(5,182)
Noncurrent assets	9,874	11,834
Noncurrent liabilities	(14,259)	(23,733)

	$75,015	$81,505

As of the end of 2006, VF has not provided deferred U.S. income taxes on $345.3 million of undistributed earnings of international subsidiaries where the earnings are considered to be permanently invested. The undistributed earnings would become taxable in the United States if management decided to repatriate earnings for business, tax or foreign exchange reasons. Upon meeting certain increased investment and employment level requirements, VF has been granted a lower effective income tax rate on taxable earnings in one foreign subsidiary. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $13.6 million ($0.12 per diluted share) in 2006, $15.2 million ($0.13 per share) in 2005 and $12.1 million ($0.11 per share) in 2004. The tax status providing this benefit is scheduled to expire at the end of 2009.
VF has $134.2 million of foreign operating loss carryforwards (including discontinued operations), with $2.8 million expiring in 2007, $0.8 million in 2008, $1.1 million in 2009, $0.5 million in 2010, $3.8 million in 2011 and $47.6 million between 2012 and 2021. Remaining carryforwards have unlimited lives. In addition, there are $16.5 million of federal operating loss carryforwards that expire between 2007 and 2020 and $14.2 million of state operating loss carryforwards that expire between 2007 and 2025.

Some of the foreign and substantially all of the federal and state operating losses relate to acquired companies for periods prior to their acquisition by VF. A valuation allowance has been provided where it is more likely than not, based on an evaluation of current information, that the deferred tax assets related to those loss carryforwards will not be realized. Valuation allowances totaled $124.2 million for available foreign carryforwards and $11.5 million for available state carryforwards. In addition, VF has $66.5 million of federal capital losses at the end of 2006. Included in this amount is $44.8 million related to excess tax basis over book basis of the discontinued operations to be sold in 2007, upon which a full valuation allowance was provided. Of the remaining amount, $11.0 million will be carried back and offset against prior years’ capital gains, and the remaining $10.7 million will be carried forward to be offset with expected future capital gains.
VF files a consolidated federal income tax return in the United States. Tax years of 1994 and prior are closed. Examination for tax years 1995 through 1999 are tentatively agreed upon between VF and the United States government and are expected to close during 2007. The statutes of limitation have expired for the 2000 and 2001 federal tax years. The 2002 through 2003 federal tax audit period is in the appeals process with the Internal Revenue Service. The federal statute of limitations for tax years 2004 and forward have not yet expired.
As of the end of 2006, VF has recorded $89.2 million for known income tax exposures that have been raised, or that management has reason to believe will be raised, by various tax authorities. Amounts recorded for current or anticipated expense include interest, net of the tax benefit of the interest deductions. Approximately $16.0 million of these exposures relate to acquired companies for periods prior to their acquisition by VF. Of the total, approximately $63.6 million is expected to be paid in years after 2007, although VF attempts to resolve these matters as quickly as possible.
Note R – Segment Information
For internal management and reporting purposes, VF’s businesses are grouped principally by product categories, and by brands within those product categories. These groupings of businesses are referred to as “coalitions.” These coalitions, as described below, represent VF’s reportable segments:
•	Jeanswear – Jeanswear and related products

•	Outdoor – Outerwear and adventure apparel, footwear, daypacks and bags, and technical equipment

•	Imagewear – Occupational apparel and licensed apparel

•	Sportswear – Fashion sportswear

•	Other – VF Outlets and VF Playwear, which was sold in 2004 (Note C)
The India joint venture, acquired in 2006, is included in the Jeanswear coalition.
Management at each of the coalitions has direct control over and responsibility for its revenues, operating income and assets, hereinafter termed “Coalition Revenues,” “Coalition Profit” and “Coalition Assets,” respectively. VF management evaluates operating performance and makes investment and other decisions based on Coalition Revenues and Coalition Profit. Accounting policies used for internal management reporting at the individual coalitions are consistent with those stated in Note A, except as stated below and except that inventories are valued on a FIFO basis. Common costs such as information systems processing, retirement benefits and insurance are allocated to the coalitions based on appropriate metrics such as usage or employment. Prior years’ information has been reclassified to present the women’s intimate apparel business as discontinued operations; see Note C.
Corporate costs, other than costs directly related to the coalitions, and net interest expense are not controlled by coalition management and are therefore excluded from the Coalition Profit performance measure used for internal management reporting. These items are separately presented in the reconciliation of Coalition Profit to Income from Continuing Operations Before Income Taxes.
Corporate and Other Expenses (presented separately in the following table) consists of corporate headquarters expenses that are not allocated to the coalitions (including compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general) and other expenses related to but not allocated to the coalitions for internal management reporting (including development costs for management information systems, costs of maintaining and enforcing certain of VF’s trademarks, adjustments for the LIFO method of inventory valuation and miscellaneous consolidating adjustments).
Coalition Assets, for internal management purposes, are those used directly in or resulting from the operations of each business unit, such as accounts receivable, inventories, property, plant and equipment. Corporate assets include investments held in trusts for deferred compensation plans and information systems assets.
Financial information for VF’s reportable segments is as follows:

In thousands	2006	2005	2004
Coalition revenues:
Jeanswear	$2,780,197	$2,697,066	$2,706,364
Outdoor	1,868,256	1,454,872	1,011,508
Imagewear	828,165	805,775	770,293
Sportswear	685,452	650,813	618,763
Other	53,724	45,629	111,138

Total revenues	$6,215,794	$5,654,155	$5,218,066

Coalition profit:
Jeanswear	$429,742	$452,461	$442,151
Outdoor	298,934	233,433	156,385
Imagewear	134,274	126,287	117,035
Sportswear	91,340	100,139	67,202
Other	1,981	(1,063)	(10,726)

Total coalition profit	956,271	911,257	772,047

Corporate and other expenses	(127,768)	(137,185)	(107,508)
Interest, net	(51,265)	(62,379)	(68,870)

Income from continuing operations before income taxes	$777,238	$711,693	$595,669

In thousands	2006	2005	2004
Coalition assets:
Jeanswear	$1,086,053	$1,063,710	$1,081,235
Outdoor	790,232	531,082	414,343
Imagewear	274,653	297,762	288,537
Sportswear	138,625	153,063	129,898
Other	71,186	78,176	76,979

Total coalition assets	2,360,749	2,123,793	1,990,992

Cash and equivalents	343,224	296,557	485,507
Intangible assets and goodwill	1,786,618	1,723,824	1,553,522
Deferred income taxes	96,473	110,720	96,124
Corporate assets	457,558	433,140	399,805
Discontinued operations	421,071	483,037	478,328

Consolidated assets	$5,465,693	$5,171,071	$5,004,278

Capital expenditures (including capital leases):
Jeanswear	$26,858	$38,386	$37,854
Outdoor	95,564	24,420	8,237
Imagewear	8,441	3,812	3,441
Sportswear	9,884	7,723	8,604
Other	2,886	9,011	6,567
Corporate	28,617	19,624	9,438

	$172,250	$102,976	$74,141

Depreciation expense:
Jeanswear	$43,438	$47,597	$52,630
Outdoor	18,183	13,056	8,617
Imagewear	7,279	8,214	8,869
Sportswear	9,278	8,142	8,056
Other	5,621	4,464	10,108
Corporate	6,575	6,574	12,381

	$90,374	$88,047	$100,661

Information by geographic area is presented below, with revenues based on the location of the customer:

In thousands	2006	2005	2004
Total revenues:
United States	$4,621,848	$4,224,998	$3,989,126
Foreign, primarily Europe	1,593,946	1,429,157	1,228,940

	$6,215,794	$5,654,155	$5,218,066

Property, plant and equipment:
United States	$422,680	$349,733	$314,410
Mexico	57,562	63,472	89,489
Other foreign, primarily Europe	112,816	97,473	106,716

	$593,058	$510,678	$510,615

Worldwide revenues by product category are as follows:

In thousands	2006	2005	2004
Jeans and related apparel	$2,780,197	$2,697,066	$2,706,364
Outdoor products	1,868,256	1,454,872	1,011,508
Sportswear	685,452	650,813	618,763
Occupational apparel	512,015	484,022	471,176
Other apparel	369,874	367,382	410,255

Total revenues	$6,215,794	$5,654,155	$5,218,066

Sales to Wal-Mart Stores, Inc., substantially all in the Jeanswear Coalition, comprised 13.2% of Total Revenues in 2006, 14.0% in 2005 and 13.5% in 2004. Trade receivables from this customer totaled $80.5 million at the end of 2006 and $83.8 million at the end of 2005.
Note S – Commitments
VF enters into noncancelable operating leases for retail stores and other facilities and for equipment. Leases for real estate typically have initial terms ranging from 5 to 15 years, some with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years. Most leases have fixed rentals; expense for leases having rent holidays or escalating rentals is recorded on a straight-line basis over the lease term. Certain leases contain requirements for additional rent payments based on sales volume or for payments of real estate taxes and other occupancy costs. Contingent rent expense, based generally on gross sales at individual retail store locations being in excess of a stated base amount, is recognized when the liability is probable. Lease incentives received are deferred and amortized as a reduction of rent expense over the lease term. Rent expense included in the Consolidated Statements of Income was as follows:

In thousands	2006	2005	2004
Minimum rent expense	$98,246	$92,682	$89,517
Contingent rent expense	5,914	4,020	3,669

Rent expense	$104,160	$96,702	$93,186

Future minimum lease payments are $113.9 million, $97.5 million, $80.8 million, $76.5 million and $54.8 million for the years 2007 through 2011, respectively, and $152.7 million thereafter. Future payments presented have not been reduced by income of $14.5 million from noncancelable subleases.
VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in Cost of Goods Sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $21.3 million, $22.9 million, $11.3 million, $4.0 million and $2.0 million for the years 2007 through 2011, respectively.
VF in the ordinary course of business has entered into purchase commitments for raw materials, sewing labor and finished products. These agreements, typically ranging from 2 to 6 months in duration, require total payments of $621.6 million in 2007. In addition, VF has a remaining commitment to purchase $111.4 million of finished product, with a minimum of $15.0 million per year, in connection with the sale of a business (Note C).
VF has entered into commitments for (i) capital spending, (ii) advertising and (iii) service and maintenance agreements related to its management information systems. Future payments under these agreements are $47.4 million, $5.8 million, $4.0 million, $0.4 million and $0.3 million for the years 2007 through 2011, respectively.
Surety bonds and standby letters of credit representing contingent guarantees of performance under self-insurance and other programs totaled $75.0 million. These commitments would only be drawn upon if VF were to fail to meet its claims obligations.

Note T – Earnings Per Share

In thousands, except per share amounts	2006	2005	2004
Basic earnings per share:
Income from continuing operations	$535,051	$482,629	$398,879
Less Preferred Stock dividends	646	1,636	1,832

Income available for Common Stock	$534,405	$480,993	$397,047

Weighted average Common Stock outstanding	110,560	111,192	109,872

Basic earnings per share from continuing operations	$4.83	$4.33	$3.61

Diluted earnings per share:
Income from continuing operations	$535,051	$482,629	$398,879

Weighted average Common Stock outstanding	110,560	111,192	109,872
Effect of dilutive securities:
Preferred Stock	478	1,257	1,406
Stock options and other	2,002	1,743	1,452

Weighted average Common Stock and dilutive securities outstanding	113,040	114,192	112,730

Diluted earnings per share from continuing operations	$4.73	$4.23	$3.54

Outstanding options to purchase 2.4 million shares of Common Stock in 2005 were excluded from the computation of diluted earnings per share because the effect of their inclusion would have been antidilutive. Earnings per share for Discontinued Operations, Cumulative Effect of a Change in Accounting Policy and Net Income were computed using the same weighted average shares described above.
Note U – Financial Instruments
The carrying amount and fair value of financial instrument liabilities were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value
Long-term debt	$704,235	$719,594	$681,684	$698,642
Series B Redeemable Preferred Stock	—	—	23,326	66,897
The fair value of VF’s long-term debt was estimated based on quoted market prices or values of comparable borrowings. The fair value of the Series B Redeemable Preferred Stock was based on the underlying value of the VF Common Stock issuable upon conversion. The carrying amounts of cash and equivalents, accounts receivable, marketable securities, life insurance contracts, short-term borrowings and foreign currency exchange contracts approximates their fair value.
VF monitors net foreign currency exposures and may enter into foreign currency forward exchange contracts with highly credited financial institutions. These contracts hedge against the effects of exchange rate fluctuations on anticipated cash flows relating to a portion of VF’s foreign currency cash flows for inventory purchases and production costs, product sales and intercompany royalty payments anticipated for the following 12 months. Other contracts hedge against the effects of exchange rate fluctuations on specific foreign currency transactions, primarily intercompany financing arrangements. Use of hedging contracts allows VF to reduce its overall exposure to exchange rate movements since gains and losses on these contracts will offset losses and gains on the transactions being hedged. All foreign currency contracts are reviewed on a regular basis to ensure that each contract is effective in hedging the intended exposure, and financial institution counterparties are monitored for their credit worthiness.
The following summarizes, by major currency, the contractual amounts of VF’s foreign currency forward exchange contracts, translated into U.S. dollars using the exchange rate at the reporting date. The “bought” amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The contracts, all of which mature in less than one year, are reported at fair value in the Consolidated Balance Sheets, with the net unrealized gain for an individual counterparty included in Current Assets and the net unrealized loss included in Current Liabilities.

	2006		2005
	Notional	Fair	Notional	Fair
	Value -	Value -	Value -	Value -
In thousands	Bought (Sold)	Asset (Liability)	Bought (Sold)	Asset (Liability)
European euro	$(166,533)	$(2,842)	$(137,557)	$4,082
Mexican peso	58,050	1,561	89,900	3,433
Canadian dollar	(58,307)	1,650	(54,512)	(1,416)

Fair value, net		$369		$6,099

For foreign currency hedging contracts that have settled, VF recognized net pretax gains of $1.7 million and $2.9 million during 2006 and 2005, respectively, and net pretax losses of $8.8 million during 2004, primarily in Cost of Goods Sold in the Consolidated Statements of Income. At the end of 2006, net pretax gains of less than $0.1 million were deferred in Accumulated Other Comprehensive Income. These net deferred gains will be reclassified into Net Income during 2007 at the time the underlying hedged transactions are recognized in earnings. Hedge ineffectiveness was not significant in any period.
VF may also enter into derivative financial instrument contracts to hedge interest rate risks. VF entered into a contract to hedge the interest rate risk for a notional amount of $150.0 million shortly before the issuance of $300.0 million of long-term debt in 2003. This contract was settled concurrent with the issuance of the debt, with the gain of $3.5 million deferred in Accumulated Other Comprehensive Income. As a result of the deferred gain, VF recognized $0.1 million during each of 2006, 2005 and 2004 as a reduction of Interest Expense. At the end of 2006, a pretax gain of $3.1 million was deferred in Accumulated Other Comprehensive Income, which will be reclassified into earnings over the remaining term of the notes.

Note V – Supplemental Cash Flow Information

In thousands	2006	2005	2004
Income taxes paid	$304,486	$213,465	$186,223
Interest paid	57,067	73,362	73,171
Noncash transactions:
Assets acquired under capital leases	45,055	—	—
Notes received for sale of assets	—	—	13,664
Accretion of long-term debt	2,011	2,283	2,201
Notes issued in acquisitions	—	2,500	—
Debt assumed in acquisitions	6,248	—	28,842
Conversion of Redeemable Preferred Stock to Common Stock	23,326	2,727	3,934
Issuance of Common Stock for compensation plans	893	756	647
Note W – Subsequent Events
On January 22, 2007, VF entered into a definitive agreement to sell its intimate apparel business for $350.0 million, subject to adjustments. See Note C.
Also in January 2007, VF acquired Eagle Creek, Inc., seller of Eagle Creek® brand packs, luggage, accessories and adventure travel gear.
VF’s Board of Directors declared a regular quarterly cash dividend of $0.55 per share, payable on March 19, 2007 to shareholders of record on March 9, 2007.

Note X – Quarterly Results of Operations (Unaudited)

In thousands, except	First	Second	Third	Fourth	Full
per share amounts	Quarter	Quarter	Quarter	Quarter	Year
2006
Total revenues	$1,455,622	$1,351,313	$1,810,098	$1,598,761	$6,215,794
Operating income	187,313	145,789	287,824	205,218	826,144
Income from continuing operations	118,142	89,559	185,957	141,393	535,051
Net income	128,185	99,032	197,707	108,592	533,516

Earnings per share from continuing operations:
Basic	$1.07	$0.81	$1.68	$1.27	$4.83
Diluted	1.05	0.80	1.64	1.24	4.73

Dividends per common share	$0.29	$0.55	$0.55	$0.55	$1.94

2005
Total revenues	$1,354,482	$1,228,916	$1,608,318	$1,462,439	$5,654,155
Operating income	164,528	140,145	266,049	197,229	767,951
Income from continuing operations	101,066	88,923	166,931	125,709	482,629
Net income	102,853	96,749	179,630	127,470	506,702

Earnings per share from continuing operations:
Basic	$0.90	$0.80	$1.50	$1.14	$4.33
Diluted	0.88	0.78	1.46	1.11	4.23

Dividends per common share	$0.27	$0.27	$0.27	$0.29	$1.10

2004
Total revenues	$1,199,505	$1,050,081	$1,575,194	$1,393,286	$5,218,066
Operating income	136,876	115,036	218,572	193,873	664,357
Income from continuing operations	80,987	67,439	134,185	116,268	398,879
Net income	103,874	90,088	155,437	125,303	474,702

Earnings per share from continuing operations:
Basic	$0.74	$0.61	$1.21	$1.04	$3.61
Diluted	0.73	0.60	1.19	1.02	3.54

Dividends per common share	$0.26	$0.26	$0.26	$0.27	$1.05
Net Income in each period includes income from discontinued operations. In addition, the fourth quarter and year 2006 include $36.8 million loss on disposal of discontinued operations (Note C), and the first quarter and year 2005 include the cumulative effect of the change in accounting policy for stock-based compensation (Note A).

VF CORPORATION
Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
		(1)	(2)
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period
	(Dollars in thousands)
Fiscal year ended December 2006
Allowance for doubtful accounts	$50,123	7,738	381	(C)	12,129	(A)	$46,113

Other receivable allowances	$112,546	303,450	—		299,401	(D)	$116,595

Valuation allowance for deferred income tax assets	$48,597	82,662	—		3,912	(B)	$127,347

Allowance to reduce non-current assets of discontinued operations to fair value, less costs of disposal in accordance with FASB Statement No. 144	$—	42,153	—		—		$42,153

Fiscal year ended December 2005
Allowance for doubtful accounts	$52,744	8,314	553	(C)	11,488	(A)	$50,123

Other receivable allowances	$95,402	324,309	1,321	(C)	308,486	(D)	$112,546

Valuation allowance for deferred income tax assets	$46,538	10,067	—		8,008	(B)	$48,597

Fiscal year ended December 2004
Allowance for doubtful accounts	$56,361	5,686	5,690	(C)	14,993	(A)	$52,744

Other receivable allowances	$78,106	328,221	3,483	(C)	314,408	(D)	$95,402

Valuation allowance for deferred income tax assets	$43,942	7,218	—		4,622	(B)	$46,538

(A)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.

(B)	Deductions relate to circumstances where it is more likely than not that deferred income tax assets will be realized and the effects of foreign currency translation.

(C)	Additions due to the acquisitions of VF India in 2006, Reef and Holoubek in 2005, and Vans, Napapijri and Kipling in 2004. These amounts reflect the amount of allowance for doubtful accounts and other receivable allowances at their respective acquisition dates to record accounts receivable at net realizable value.

(D)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.