Form 10-Q
period 2007-03-31
V F CORP
filed 2007-05-08
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
YES ☐ NO ☑
On April 28, 2007, there were 111,369,382 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March
	2007	2006
Net Sales	$1,653,608	$1,436,706
Royalty Income	20,011	18,916

Total Revenues	1,673,619	1,455,622

Costs and Operating Expenses
Cost of goods sold	945,883	824,600
Marketing, administrative and general expenses	512,411	443,709

	1,458,294	1,268,309

Operating Income	215,325	187,313

Other Income (Expense)
Interest income	2,444	1,418
Interest expense	(13,923)	(12,679)
Miscellaneous, net	266	829

	(11,213)	(10,432)

Income from Continuing Operations Before Income Taxes	204,112	176,881

Income Taxes	70,034	58,739

Income from Continuing Operations	134,078	118,142

Discontinued Operations	4,266	10,043

Net Income	$138,344	$128,185

Earnings Per Common Share — Basic
Income from continuing operations	$1.20	$1.07
Discontinued operations	0.04	0.09
Net income	1.24	1.16

Earnings Per Common Share — Diluted
Income from continuing operations	$1.17	$1.05
Discontinued operations	0.04	0.09
Net income	1.20	1.14

Weighted Average Shares Outstanding
Basic	111,893	109,854
Diluted	114,820	112,339

Cash Dividends Per Common Share	$0.55	$0.29
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March	December	March
	2007	2006	2006
ASSETS

Current Assets
Cash and equivalents	$174,155	$343,224	$154,014
Accounts receivable, less allowance for doubtful accounts of:
March 2007 - $50,520; Dec. 2006 - $46,113;
March 2006 - $47,998	1,002,563	809,594	821,020
Inventories:
Finished products	853,420	783,507	707,199
Work in process	68,156	69,701	73,188
Materials and supplies	105,497	105,054	93,163

	1,027,073	958,262	873,550

Other current assets	209,102	205,004	200,919
Current assets of discontinued operations	276,202	261,926	302,900

Total current assets	2,689,095	2,578,010	2,352,403

Property, Plant and Equipment	1,471,535	1,455,154	1,408,437
Less accumulated depreciation	879,595	862,096	845,098

	591,940	593,058	563,339

Intangible Assets	847,125	755,693	740,932

Goodwill	1,032,766	1,030,925	980,271

Other Assets	353,897	348,862	384,814

Noncurrent Assets of Discontinued Operations	155,965	159,145	197,338

	$5,670,788	$5,465,693	$5,219,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$317,457	$88,467	$213,049
Current portion of long-term debt	69,683	68,876	34,938
Accounts payable	301,698	385,700	299,419
Accrued liabilities	484,119	392,815	447,439
Current liabilities of discontinued operations	73,726	78,990	90,212

Total current liabilities	1,246,683	1,014,848	1,085,057

Long-term Debt	635,280	635,359	689,319

Other Liabilities	530,260	536,728	559,723

Noncurrent Liabilities of Discontinued Operations	10,535	13,586	11,655

Commitments and Contingencies

Redeemable Preferred Stock	—	—	22,497

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
March 2007 - 111,088,877; Dec. 2006 - 112,184,860; March 2006 - 109,276,579	111,089	112,185	109,277
Additional paid-in capital	1,526,913	1,469,764	1,302,085
Accumulated other comprehensive income (loss)	(97,277)	(123,652)	(186,975)
Retained earnings	1,707,305	1,806,875	1,626,459

Total common stockholders’ equity	3,248,030	3,265,172	2,850,846

	$5,670,788	$5,465,693	$5,219,097

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March
	2007	2006
Operating Activities
Net income	$138,344	$128,185
Adjustments to reconcile net income to cash used by operating activities of continuing operations:
Income from discontinued operations	(4,266)	(10,043)
Depreciation	23,728	21,190
Amortization of intangible assets	4,639	4,018
Other amortization	8,595	4,092
Stock-based compensation	21,073	17,242
Pension funding under / (over) expense	2,553	(64,055)
Other, net	(23,082)	2,147
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(162,891)	(145,342)
Inventories	(16,449)	26,825
Accounts payable	(91,039)	(93,328)
Accrued compensation	(42,418)	(66,188)
Accrued income taxes	68,243	10,859
Accrued liabilities and other	64,201	72,344

Cash used by operating activities of continuing operations	(8,769)	(92,054)

Income from discontinued operations	4,266	10,043
Adjustments to reconcile income from discontinued operations to cash used by discontinued operations	(15,422)	(25,016)

Cash used by discontinued operations	(11,156)	(14,973)

Cash used by operating activities	(19,925)	(107,027)

Investing Activities
Capital expenditures	(24,156)	(23,010)
Business acquisitions, net of cash acquired	(157,111)	(1,225)
Software purchases	(510)	(5,405)
Other, net	2,331	3,647

Cash used by investing activities of continuing operations	(179,446)	(25,993)
Discontinued operations, net	(371)	764

Cash used by investing activities	(179,817)	(25,229)

Financing Activities
Increase in short-term borrowings	228,728	73,461
Payments on long-term debt	(1,174)	(488)
Purchase of Common Stock	(159,341)	(55,365)
Cash dividends paid	(61,530)	(32,252)
Proceeds from issuance of Common Stock, net	18,662	3,839
Tax benefits of stock option exercises	5,072	751

Cash provided (used) by financing activities	30,417	(10,054)

Effect of Foreign Currency Rate Changes on Cash	256	(233)

Net Change in Cash and Equivalents	(169,069)	(142,543)

Cash and Equivalents — Beginning of Year	343,224	296,557

Cash and Equivalents — End of Period	$174,155	$154,014

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A – Basis of Presentation
VF Corporation and its consolidated subsidiaries (“VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal first quarter ends on the Saturday closest to March 31. For presentation purposes herein, all references to periods ended March 2007, December 2006 and March 2006 relate to the fiscal periods ended on March 31, 2007, December 30, 2006 and April 1, 2006, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Similarly, the December 2006 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 29, 2007. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2006 (“2006 Form 10-K”).
In December 2006, management and the Board of Directors decided to dispose of VF’s intimate apparel business consisting of its domestic and international women’s intimate apparel business units. Accordingly, the Consolidated Statements of Income and Consolidated Statements of Cash Flows have been reclassified to present the intimate apparel businesses as discontinued operations for all periods. General interest expense has not been allocated to the discontinued operations. Similarly, the assets and liabilities of the discontinued operations held for sale have been separately presented in the Consolidated Balance Sheets. Amounts presented herein, unless otherwise stated, relate to continuing operations. See Note C.
Note B — Changes in Accounting Policies
Defined benefit pension plans – In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement 158”). Statement 158, effective as of December 2006, requires that the funded status of a defined benefit plan, measured as the difference between the fair value of plan assets and projected benefit obligations, be recorded in the balance sheet. Statement 158 also requires that gains and losses for differences between actuarial assumptions and actual results and that unrecognized prior service costs be recorded as components of accumulated other comprehensive income. In accordance with Statement 158, financial statements prior to December 2006 were not restated.
Under the prior accounting rules, VF had been using a September measurement date for valuation of its defined benefit pension plans’ assets and projected benefit obligations for its December year-end balance sheet. Under Statement 158, VF was required to change its September measurement date to a December year-end measurement date no later than December 2008. VF elected, effective at the beginning of 2007, to change its plans’ measurement date to December. In accordance with Statement 158, expense of $3.8 million, net of $2.4 million income tax effect, for the period October to December 2006 (determined using the September 2006 measurement date) was recorded as a charge to Retained Earnings at the beginning of 2007. Plan assets, projected benefit obligations and adjustments to other comprehensive income, as well as the 2007 expense, were determined using the beginning of 2007 valuation date. See Note H.
Accrued income taxes – In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes the recognition threshold an income tax provision is required to meet before being recorded in the financial statements and provides guidance on classification and disclosures of tax positions. VF adopted FIN 48 in the first quarter of 2007 by recording a cumulative effect charge of $2.3 million, net of $0.2 million income tax effect, to Retained Earnings at the beginning of 2007 in accordance with the provisions of FIN 48. See Note L.
Note C – Acquisitions
On January 26, 2007 VF acquired Eagle Creek, Inc. (“Eagle Creek”), maker of Eagle Creek® brand adventure travel gear, including accessories, luggage and daypacks. Eagle Creek, with revenues of $30 million in its latest fiscal year, will be operated as part of the Outdoor coalition. On February 28, 2007, VF acquired substantially all the operating assets of Majestic Athletic, Inc. (“Majestic”) and related companies. Majestic currently holds on-field uniform rights for all 30 major league baseball teams, including exclusively supplying each team with on-field MLB Authentic Collection™ outerwear, batting practice jerseys, T-shirts, shorts and fleece. Majestic also markets baseball-related consumer apparel to numerous wholesale accounts. Majestic, with 2006 revenues of $179 million, will be operated as part of the Imagewear coalition’s Activewear division. Eagle Creek and Majestic are together referred to as the “2007 Acquisitions.” These acquisitions are consistent with VF’s goal of acquiring strong brands that have global growth potential within their target markets.
The total cash purchase price for the 2007 Acquisitions was $157.1 million, which was allocated to net tangible and intangible assets. Amounts assigned to acquired intangible assets were based on management’s preliminary evaluation of their fair values. Management expects to complete the purchase price allocation for intangible assets and certain other items during the second quarter of 2007.
The purchase price of Eagle Creek exceeded the fair value of the net assets acquired. The excess was recorded as Goodwill, which was attributed to expected growth rates and profitability of the acquired company, the ability to expand the brand globally and expected synergies with existing VF operations. Contingent consideration is payable at the end of 2008 and 2009 based on a measure of profitability over those periods. Any contingent consideration earned will be recorded as additional Goodwill. In the Majestic acquisition, the fair value of the net assets acquired exceeded the purchase price by $14.0 million. Since there is contingent consideration based on growth in revenues that may result in the recognition of additional cost at the end of 2007, 2008 and 2009, the maximum amount of contingent consideration was recorded as a deferred credit of $1.5 million in Accrued Liabilities and $8.5 million in Other Liabilities. The remaining $4.0 million excess fair value reduced noncurrent assets on a pro rata basis. When the contingent consideration is known, any amount of payments less than the $10.0 million maximum will be recognized as a pro rata reduction of amounts initially assigned to noncurrent assets.
The Eagle Creek® and Majestic® trademarks and tradenames, which management believes have indefinite lives, totaled $18.4 million. Amounts assigned to amortizable intangible assets totaled $75.4 million and consisted primarily of $48.4 million of licensing contracts and $26.7 million of customer relationships. Licensing contracts are being amortized using straight-line and accelerated methods over their estimated weighted average useful lives of 18 years, and customer relationships are being amortized using accelerated methods over their estimated weighted average useful lives of 17 years.
Operating results of the 2007 Acquisitions have been included in the consolidated financial statements since their respective acquisition dates. Pro forma operating results for the 2007 and 2006 acquisitions, for periods prior to their respective dates of acquisition, are not provided because the amounts are not significant.
Note D – Discontinued Operations
In December 2006, management and the Board of Directors decided to exit the women’s intimate apparel business. VF entered into a definitive agreement on January 22, 2007 to sell all of its domestic and international women’s intimate apparel business units (formerly referred to as the Intimate Apparel Coalition, a reportable business segment) for $350.0 million, subject to a working capital adjustment. The transaction, which closed on April 1, 2007, is consistent with VF’s stated objective of focusing on lifestyle businesses having higher growth and profit potential. The results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations for all periods in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Similarly, the assets and liabilities of this business have been reclassified and reported as held for sale for all periods presented.
VF recorded a charge of $42.2 million in 2006, computed in accordance with Statement 144, for the difference between the recorded book value of the intimate apparel business and the expected net sales proceeds. The recorded book value included $32.0 million of foreign currency translation losses, net of income tax benefit, deferred in Accumulated Other Comprehensive Income (Loss). The loss on disposal is subject to adjustment for (i) changes in the income tax allocation of the purchase price, (ii) the final working capital settlement, (iii) sale of certain assets held for sale but not included in the sale transaction (primarily marketable securities of an intimate apparel supplier) and (iv) settlement of retained liabilities. These adjustments will be recorded when realized, primarily in the second quarter of 2007.
Summarized operating results for the discontinued intimate apparel business are as follows:

	Three Months Ended March
In thousands	2007	2006
Total revenues	$192,789	$210,111

Income from operations, net of income taxes of $2,471 and $5,633	$4,266	$10,043

Summarized assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets are as follows:

	March	December	March
In thousands	2007	2006	2006
Accounts receivable, net	$107,591	$83,129	$116,646
Inventories	155,390	168,962	174,748
Other current assets, primarily deferred income taxes	13,221	9,835	11,506

Current assets of discontinued operations	$276,202	$261,926	$302,900

Property, plant and equipment, net	$46,207	$45,862	$50,362
Goodwill	117,526	117,526	117,526
Investment in marketable securities	17,229	21,533	24,317
Other assets, primarily deferred income taxes	16,270	16,377	5,133
Allowance to reduce noncurrent assets to estimated fair value, less costs of disposal	(41,267)	(42,153)	—

Noncurrent assets of discontinued operations	$155,965	$159,145	$197,338

Accounts payable	$39,209	$49,118	$47,402
Accrued liabilities	34,517	29,872	42,810

Current liabilities of discontinued operations	$73,726	$78,990	$90,212

Minority interest in partially owned subsidiaries	$5,328	$6,455	$4,483
Other	5,207	7,131	7,172

Noncurrent liabilities of discontinued operations	$10,535	$13,586	$11,655

Note E – Intangible Assets

	March 2007				December 2006
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
(Dollars in thousands)	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
License agreements	22 years	$196,480	$30,768	$165,712	$119,785
Customer relationships	21 years	126,953	16,440	110,513	84,964
Trademarks and other	7 years	10,923	3,020	7,903	8,082

Amortizable intangible assets, net				284,128	212,831

Indefinite-lived intangible assets:
Trademarks and tradenames				562,997	542,862

Intangible assets, net				$847,125	$755,693

*	Amortization of license agreements – accelerated and straight-line methods; customer relationships – accelerated methods; trademarks and other – accelerated and straight-line methods.
Amortization expense of intangible assets for the first quarter of 2007 was $4.6 million. Estimated amortization expense for the remainder of 2007 is $14.8 million and for the years 2008 through 2011 is $17.5 million, $17.1 million, $14.7 million and $13.8 million, respectively.
Note F – Goodwill

(In thousands)	Jeanswear	Outdoor	Imagewear	Sportswear	Total
Balance, December 2006	$225,202	$535,416	$56,246	$214,061	$1,030,925
Change in accounting policy (Note L)	—	(1,014)	—	(1,809)	(2,823)
2007 Acquisitions	—	7,823	—	—	7,823
Additional purchase price	50	—	—	—	50
Adjustments to purchase price allocation *	—	(6,240)	—	—	(6,240)
Currency translation	573	2,458	—	—	3,031

Balance, March 2007	$225,825	$538,443	$56,246	$212,252	$1,032,766

*	Resolution of income tax contingency; see Note L.
Note G – Long-term Debt
At March 2007, there was $146.2 million in borrowings outstanding under the revolving credit portion of the international bank credit agreement. These short-term notes can be continued until October 2010. Of this amount, $99.7 million was classified as Long-term Debt because VF has the ability and intent to retain that amount as outstanding for the next 12 months.
Note H – Pension Plans
As discussed in Note B, VF adopted the balance sheet provisions of Statement 158 at the end of 2006 but continued to use a September 2006 measurement date, as permitted by the prior accounting rules. Effective at the beginning of 2007, VF elected to early adopt the measurement date provisions of Statement 158 by changing its annual measurement date from September to December. Accordingly, VF, along with its independent actuary, prepared a valuation of its pension plans’ assets and benefit obligations as of the beginning of 2007. The following summarizes the funded status of the plans included in the March 2007 balance sheet as measured at the beginning of 2007, compared with the funded status as reported in the December 2006 balance sheet (based on the September 30, 2006 valuation):

	March	December
(In thousands)	2007	2006
Accumulated benefit obligations	$1,081,803	$1,061,790

Fair value of plan assets	$1,023,556	$973,733
Projected benefit obligations	1,139,941	1,120,523

Funded status	$(116,385)	$(146,790)

Amount included in Consolidated Balance Sheet:
Current liabilities	$(3,000)	$(3,000)
Noncurrent liabilities	(113,385)	(143,790)
Accumulated other comprehensive (income) loss:
Deferred actuarial loss	159,579	195,310
Deferred prior service cost	19,200	20,070

	$62,394	$68,590

Assumptions used to determine benefit obligations:
Discount rate	5.95%	6.00%
Rate of compensation increase	4.00%	4.00%
VF’s net periodic pension cost contained the following components:

	Three Months Ended March
(In thousands)	2007	2006
Service cost — benefits earned during the year	$5,099	$5,507
Interest cost on projected benefit obligations	16,914	16,575
Expected return on plan assets	(20,652)	(18,188)
Amortization of:
Prior service cost	672	870
Actuarial loss	1,323	6,855

Net periodic pension cost	3,356	11,619

Amount allocable to discontinued operations	(78)	(3,635)

Net periodic pension cost — continuing operations	$3,278	$7,984

During the first quarter of 2007, VF made contributions totaling $0.8 million to fund benefit payments for the Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $2.5 million of contributions to fund benefit payments for the SERP during the remainder of 2007. VF is not required under applicable regulations, and does not currently intend, to make a contribution to the qualified pension plan during 2007.
Note I – Business Segment Information
VF’s businesses are grouped into four product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments. Financial information for VF’s reportable segments is presented below:

	Three Months Ended March
(In thousands)	2007	2006
Coalition revenues:
Jeanswear	$760,804	$703,820
Outdoor	538,753	385,645
Imagewear	213,691	193,965
Sportswear	148,440	163,021
Other	11,931	9,171

Total coalition revenues	$1,673,619	$1,455,622

Coalition profit:
Jeanswear	$129,453	$123,023
Outdoor	83,745	50,592
Imagewear	30,454	30,051
Sportswear	9,974	20,453
Other	(1,212)	(1,210)

Total coalition profit	252,414	222,909

Corporate and other expenses	(36,823)	(34,767)
Interest, net	(11,479)	(11,261)

Income from continuing operations before income taxes	$204,112	$176,881

The operations of Eagle Creek and Majestic since their dates of acquisition are included in the Outdoor Coalition and Imagewear Coalition, respectively.
Note J — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired, of 7,926,686 at March 2007, 5,775,810 at December 2006 and 5,941,177 at March 2006. In addition, 279,618 shares of VF Common Stock at March 2007, 261,458 shares at December 2006 and 271,701 shares at March 2006 were held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued.
Activity for 2007 in the Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Common	Additional	Retained
(In thousands)	Stock	Paid-in Capital	Earnings
Balance, December 2006	$112,185	$1,469,764	$1,806,875
Net income	—	—	138,344
Cash dividends on Common Stock	—	—	(61,530)
Purchase of treasury stock	(2,000)	—	(157,341)
Changes in accounting policies (Note B)	—	—	(6,085)
Stock compensation plans, net	904	57,149	(12,958)

Balance, March 2007	$111,089	$1,526,913	$1,707,305

Other comprehensive income consists of changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months Ended March
(In thousands)	2007	2006
Net income	$138,344	$128,185

Other comprehensive income (loss):
Foreign currency translation
Amount arising during the period	6,933	(7,464)
Defined benefit pension plans
Reclassification to net income during the period	1,996	—
Unrealized gains (losses) on derivative financial instruments
Amount arising during the period	(2,407)	(996)
Reclassification to net income during the period	(673)	(3,350)
Unrealized gains (losses) on marketable securities
Amount arising during the period	(4,304)	(2,232)
Income tax benefit related to components of other comprehensive income (loss)	2,255	(8,131)

Other comprehensive income (loss)	3,800	(22,173)

Comprehensive income	$142,144	$106,012

Accumulated Other Comprehensive Income (Loss) for 2007 is summarized as follows:

	Foreign	Defined	Derivative
	Currency	Benefit	Financial	Marketable
In thousands	Translation	Pension Plans	Instruments	Securities	Total
Balance December 2006	$(3,787)	$(132,776)	$2,448	$10,463	$(123,652)
Adjustments to adopt measurement date provisions of Statement 158 (Note B):
Change in measurement date	—	20,115	—	—	20,115
Transition adjustment	—	2,460	—	—	2,460
Other comprehensive income (loss)	7,092	1,231	(1,900)	(2,623)	3,800

Balance, March 2007	$3,305	$(108,970)	$548	$7,840	$(97,277)

Subsequent to the end of the first quarter of 2007, $29.7 million of deferred foreign currency translation losses were eliminated from Accumulated Other Comprehensive Income (Loss) in connection with the sale of the intimate apparel business. See Note D.
Note K – Stock-based Compensation
During the first quarter of 2007, VF granted options for 1,708,150 shares of Common Stock at an exercise price of $76.10, equal to the fair market value of VF Common Stock on the date of grant. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model for employee groups having similar exercise behaviors, with the following assumptions: expected volatility ranging from 22% to 30%, with a weighted average of 24%; expected term of 4.7 to 7.3 years; expected dividend yield of 3.2%; and risk-free interest rate ranging from 5.2% at six months to 4.8% at 10 years. The resulting weighted average fair value of these options at the date of grant was $16.80 per option.
Also during the first quarter of 2007, VF granted 238,680 performance-based restricted stock units. Participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares, if any, that will be paid out will be based on VF’s performance over that period. The grant date fair value of the restricted stock units was $77.00 per unit.
Note L – Income Taxes
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. With limited exceptions, VF is not subject to examination by tax authorities for years prior to 2001. In the United States, Internal Revenue Service (“IRS”) examinations for tax years 1995 through 1999 are tentatively agreed upon, the statutes of limitations have expired for tax years 2000 and 2001 and tax years 2002 and 2003 are in the appeals process with the IRS. In addition, tax years 1998 to 2000 are under examination by the State of North Carolina.
As discussed in Note B, VF adopted FIN 48 effective at the beginning of 2007. In accordance with the new rules, VF recognized (i) a decrease of $0.5 million in the liability for unrecognized income tax benefits, (ii) a charge of $2.3 million, net of a $0.2 million income tax effect, to Retained Earnings and (iii) a reduction of $2.8 million of Goodwill. As of the beginning of 2007, VF had recognized total liabilities of $113.0 million for unrecognized income tax benefits, which included $11.6 million of interest (net of tax benefit). The total amount of unrecognized tax benefits that, if recognized, would favorably affect income tax expense in future periods was $72.0 million, which included interest of $9.6 million (net of tax benefit).
During the first quarter of 2007, the amount of unrecognized income tax benefits was decreased by $6.2 million due to a favorable audit outcome on certain matters outside of the United States related to an acquired business for years prior to its acquisition by VF. Accordingly, the income tax benefit associated with the decrease in the unrecognized tax benefit was recorded as a reduction of Goodwill associated with the acquisition. During the remainder of 2007, management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by an additional $15 million, which includes $10 million that would reduce income tax expense, due primarily to settlement of tax audits and expiration of statutes of limitations.
Note M – Earnings Per Share
     Earnings per share were computed as follows:

	Three Months Ended March
(In thousands, except per share amounts)	2007	2006
Basic earnings per share:
Income from continuing operations	$134,078	$118,142
Less Preferred Stock dividends	—	380

Income available for Common Stock	$134,078	$117,762

Weighted average Common Stock outstanding	111,893	109,854

Basic earnings per share from continuing operations	$1.20	$1.07

Diluted earnings per share:
Income from continuing operations	$134,078	$118,142

Weighted average Common Stock outstanding	111,893	109,854
Effect of dilutive securities:
Preferred Stock	—	1,166
Stock options and other	2,927	1,319

Weighted average Common Stock and dilutive securities outstanding	114,820	112,339

Diluted earnings per share from continuing operations	$1.17	$1.05

Earnings per share for Discontinued Operations and Net Income were computed using the same weighted average shares described above.
Note N – Recently Issued Accounting Standards
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“Statement 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements. The provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. VF is currently evaluating the impact of adopting Statement 157.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. VF is currently evaluating the impact of adopting Statement 159.
Note O — Subsequent Events
The sale of the intimate apparel business (Note D) closed on April 1, 2007. Net proceeds received totaled approximately $386 million, consisting of the previously disclosed $350.0 million purchase price, plus payment for existing cash balances (included as Cash and Equivalents in the March 2007 balance sheet) and payment for estimated changes in working capital from a date specified in the contract. This amount is subject to a final working capital adjustment, which is not expected to be material, later in the second quarter.
On April 2, 2007, VF acquired from a former licensee rights to market The North Face ® brand in China and Nepal.
The VF Board of Directors declared a regular quarterly cash dividend of $0.55 per share, payable on June 18, 2007 to shareholders of record as of the close of business on June 8, 2007.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Discontinued Operations
In December 2006, management and the Board of Directors decided to exit the women’s intimate apparel business. VF entered into a definitive agreement on January 22, 2007 to sell all of its domestic and international women’s intimate apparel business units (formerly referred to as the Intimate Apparel Coalition, a reportable business segment) for $350.0 million, subject to a working capital adjustment. The transaction, which closed on April 1, 2007, is consistent with VF’s stated objective of focusing on lifestyle businesses having higher growth and profit potential. The results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations for all periods in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Similarly, the assets and liabilities of this business have been reclassified and reported as held for sale for all periods presented. Unless otherwise stated, the remaining sections of this discussion and analysis of financial condition and results of operations relate only to continuing operations.
Overview
Highlights of the first quarter of 2007 included:
•	Revenues, income from continuing operations and earnings per share for the first quarter were each at record levels.

•	Revenues increased 15% over the prior year quarter to $1,673.6 million, driven by higher revenues across our Outdoor, Jeanswear and Imagewear businesses, with a 12% increase coming from organic growth and 3% from acquisitions.

•	Income from continuing operations increased 13% to $134.1 million, compared with $118.1 million in the prior year quarter, resulting from the strong performance of our Outdoor and Jeanswear Coalitions. Earnings per share increased 11% to $1.17. (All per share amounts are presented on a diluted basis.)

•	On January 26, 2007 VF acquired Eagle Creek, Inc. (“Eagle Creek”), maker of Eagle Creek® brand adventure travel gear, including accessories, luggage and daypacks. Eagle Creek, with revenues of $30 million in its latest fiscal year, will be operated as part of the Outdoor coalition.

•	On February 28, 2007, VF acquired substantially all the operating assets of Majestic Athletic, Inc. (“Majestic”) and related companies. Majestic currently holds on-field uniform rights for all 30 major league baseball teams, including exclusively supplying each team with on-field MLB Authentic Collection™ outerwear, batting practice jerseys, T-shirts, shorts and fleece. Majestic also markets baseball-related consumer apparel through numerous wholesale accounts. Majestic, with 2006 revenues of $179 million, will be operated as part of the Imagewear coalition’s Activewear division. The Eagle Creek and Majestic acquisitions are together referred to as the “2007 Acquisitions”.
Analysis of Results of Operations
          Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2006:

First Quarter
2007 Compared
(In millions)	with 2006
Total revenues - 2006	$1,456
Organic growth	174
Acquisitions in current year	33
Acquisition in prior year (to anniversary date)	11

Total revenues - 2007	$1,674

The increase in Total Revenues in the first quarter of 2007 was due to organic sales growth within the Outdoor and Jeanswear coalitions. In addition, the 2007 Acquisitions added $33 million of revenues in the 2007 quarter, and the joint venture in India, formed in 2006, contributed $11 million of the increase. Additional details on revenues are provided in the section titled “Information by Business Segment.”
Approximately 26% of Total Revenues in 2006 were in international markets. In translating foreign currencies into the U.S. dollar, a weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its international business (primarily the European euro countries) positively impacted revenue comparisons by $35 million in the first quarter of 2007, compared with the 2006 quarter. The average translation rate for the euro was $1.31 per euro during the first quarter, compared with $1.20 during the comparable 2006 period. The U.S. dollar has continued to weaken in recent months, resulting in a translation rate of $1.33 per euro at the end of March 2007. Reported revenues for the remainder of 2007 would be positively affected by currency translation rates when compared with 2006 if the current translation rate were to continue.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months Ended March
	2007	2006
Gross margin (total revenues less cost of goods sold)	43.5%	43.4%

Marketing, administrative and general expenses	30.6%	30.5%

Operating income	12.9%	12.9%

Gross margin as a percentage of Total Revenues increased 0.1% to 43.5% in the first quarter of 2007 due to the changing mix of our businesses driven by revenue growth in our higher margin Outdoor businesses.
Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 0.1% in the 2007 quarter, also as a result of the continuing shift in the mix of our businesses toward those with higher expense percentages, specifically our growing Outdoor businesses.
Net Interest Expense increased by $0.2 million in the quarter due to higher interest rates, primarily on our international bank credit agreement. The weighted average interest rate on outstanding debt was 6.3% for the first quarter of 2007 and 5.9% for the comparable period of 2006. Average interest-bearing debt outstanding totaled $852 million for the first quarter of both 2007 and 2006.

The effective income tax rate was 34.3% for the first quarter of 2007 and 33.2% for the comparable period in 2006. The effective income tax rate for the first quarter of 2007 was based on the expected rate of approximately 34% for the full year, adjusted for discrete events arising during the quarter. The lower tax rate in 2006 resulted from tax credits that were realized that did not recur in the first quarter of 2007.
Income from Continuing Operations increased 13% to $134.1 million from $118.1 million in first quarter of 2006. Earnings per share from continuing operations increased 11% to $1.17 from $1.05 in the prior year quarter. The lower percentage increase in earnings per share reflected the effect of a higher number of diluted shares outstanding in the 2007 period resulting from a higher dilutive impact of stock-based compensation in 2007. In translating foreign currencies into the U.S. dollar, there was a $0.05 favorable impact on earnings per share in the 2007 quarter compared with the prior year period, while a higher tax rate and higher shares outstanding negatively impacted earnings per share by $0.02 and $0.03, respectively. The Majestic acquisition also added $0.03 to the quarter.
After considering first quarter operating results of our discontinued global intimate apparel businesses, we reported net income of $138.3 million, an 8% increase over the prior year period.
          Information by Business Segment
VF’s businesses are grouped into four product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments.
See Note I to the Consolidated Financial Statements for a summary of our results of operations by coalition, along with a reconciliation of Coalition Profit to Income from Continuing Operations Before Income Taxes. Also, as explained in Note A to the Consolidated Financial Statements, amounts for 2006 have been reclassified to conform with the 2007 presentation.
The following table presents a summary of the changes in our Total Revenues by coalition for the first quarter of 2007:

	First Quarter
(In millions)	Jeanswear	Outdoor	Imagewear	Sportswear	Other
Revenues - 2006	$704	$386	$194	$163	$9
Organic growth	46	147	(7)	(15)	3
Acquisitions in current year	—	6	27	—	—
Acquisition in prior year (to anniversary date)	11	—	—	—	—

Revenues - 2007	$761	$539	$214	$148	$12

          Jeanswear:
Overall Jeanswear Coalition revenues increased 8% in the quarter, with a 5% increase in domestic jeanswear revenues and a 14% increase in the international businesses. The increase in domestic jeanswear revenues was driven by healthy increases in both our mass market and Lee® businesses. International jeanswear revenue growth resulted from double-digit growth in both our Wrangler ® and Lee® brands in Europe. Jeanswear revenues were also up over 30% in Asia, and the joint venture in India contributed $11 million to revenues in the first quarter of 2007. Foreign currency also positively impacted 2007 revenues by $16 million, or 2%.

Jeanswear Coalition Profit increased 5% in 2007. Operating margins were 17.0% in first quarter of 2007 and 17.5% in the comparable period in 2006. The decline in operating margins resulted primarily from lower gross margins reflecting inventory valuation adjustments for excess inventory levels, based on expected sales proceeds.
          Outdoor:
Revenues in our Outdoor businesses increased 40% in the quarter. Organic revenue growth was 38%, including strong global unit volume gains of The North Face®, Vans®, Kipling®, Reef®, Napapijriâand Eastpak® brands. The Eagle Creek acquisition added $6 million to revenues in the quarter. Foreign currency translation positively impacted the first quarter of 2007 by $20 million, or 5%.
Outdoor Coalition Profit increased 66%, with operating margins also increasing to 15.5% in the first quarter of 2007 from 13.1% in the comparable period in 2006. The margin improvement is attributed to revenue growth and the resulting benefit of improved leverage of certain operating expenses, including administrative, advertising and product development costs.
          Imagewear:
Coalition Revenues increased 10% in the quarter due to the Majestic acquisition, which added $27 million. The remainder of the Imagewear businesses were down 4% because of large new program rollouts in the prior year. Coalition Profit increased slightly due to the Majestic acquisition. Operating margins declined to 14.3% from 15.5% in the prior year quarter due primarily to higher product costs in our occupational apparel businesses and additional investment spending in the current period.
          Sportswear:
Coalition Revenues declined 9% in the quarter due primarily to a shift in shipping dates by most of the Nautica® brand’s department store customers. This decline was offset somewhat by revenue growth in our Kipling® and John Varvatos® businesses. Operating margins declined to 6.7% from 12.5% in the prior year due primarily to the effect of fixed marketing and administrative costs on the lower level of 2007 revenues and incremental investments in the women’s sportswear initiative in the first quarter of 2007, compared with the first quarter of 2006. Due to the seasonal nature of our sportswear businesses, the level of first quarter profitability is not indicative of expected full year results.
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
Analysis of Financial Condition

          Balance Sheets
Accounts Receivable increased 22% at March 2007 over March 2006 with approximately one-half of the increase resulting from recent acquisitions and foreign currency effects and the balance due to strong revenue growth, particularly in our international businesses where payment terms are longer than those of our U.S. businesses. Receivables are higher at the end of March 2007 than at the end of 2006 due to seasonal sales patterns.
Inventories at March 2007 increased 18% over the prior year with 8% of the increase related to recent acquisitions and foreign currency effects and the balance to support our estimated sales growth of 14% in the second quarter of 2007 over the prior year. The increase in inventory from December 2006 to March 2007 was primarily related to the 2007 Acquisitions.
Property, Plant and Equipment increased at March 2007 over March 2006 because capital spending, including investments in distribution and retail, exceeded depreciation expense.
Intangible Assets and Goodwill increased as a result of the 2007 Acquisitions, investment in a joint venture in India in the third quarter of 2006 and foreign currency translation. The increase in Intangible Assets was offset in part by amortization. See Notes E and F to the Consolidated Financial Statements.
Other Assets declined in March 2007 and December 2006 from the level at March 2006 primarily because March 2006 included an intangible asset of $41.9 million under the prior accounting rules for defined benefit pension plans. See Note B to the Consolidated Financial Statements.
Short-term Borrowings at March 2007 consisted of the following: (i) $245.0 million of domestic commercial paper borrowings, (ii) $33.2 million of euro-denominated borrowings under the international bank credit agreement and (iii) $39.3 million of other borrowings, primarily international. Overall, the extent of short-term borrowings varies throughout the year in relation to working capital movements and other investing and financing cash flows. There is typically more need for external borrowings at the end of the first quarter of the fiscal year than at our fiscal year-end.
Accounts Payable at March 2007 are comparable with March 2006 but down significantly from December 2006 due to the timing of inventory buying patterns.
Accrued Liabilities increased at March 2007 from December 2006 due to changes in accrued income tax balances resulting from the timing of tax payments and increased profitability.
Total Long-term Debt, including the current portion, decreased from the level at March 2006 due to the repayment of a $33.0 million note payable in August 2006, offset by a $13 million increase resulting from the effects of foreign currency. VF does not intend to pay down $99.7 million of the borrowing under the international revolving credit agreement in the next 12 months, and accordingly, that amount is classified as Long-term Debt. The Current Portion of Long-term Debt at March 2007 includes a $33.0 million note payable in August 2007 and $33.2 million U.S. dollar equivalent borrowed under the international bank credit agreement.
Other Liabilities declined since March 2006 due primarily to changes in the recognition of defined benefit pension liabilities (see Notes B and H to the Consolidated Financial Statements), offset in part since December 2006 by an increase in deferred compensation liabilities and the Majestic earnout liability discussed in Note C to the Consolidated Financial Statements.
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
          Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	March	December	March
(Dollars in millions)	2007	2006	2006
Working capital	$1,437.4	$1,563.2	$1,267.3

Current ratio	2.1 to 1	2.5 to 1	2.2 to 1

Debt to total capital ratio	24.0%	19.5%	24.7%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity.
On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of net income and changes in investments in inventories and other working capital components. Cash provided by operating activities is substantially higher in the second half of the year due to reduced working capital requirements during that period, resulting from collecting accounts receivable on sales during that period. For the three months through March 2007, cash used by operating activities of continuing operations was $8.8 million, compared with cash used by operating activities of $92.1 million in the comparable 2006 period. This reduction in usage of cash resulted primarily from a $75.0 million pension contribution made in the first quarter of 2006 that did not recur in 2007. Our cash flow from operations is typically negative in the first quarter as we build working capital to service our operations for the balance of the year. The net change in working capital components were a usage of funds of $180.4 million for the quarter ended March 2007 and a usage of funds of $194.8 million for the quarter ended March 2006.
In addition to cash provided by operating activities, VF has significant liquidity based on its available debt capacity supported by its strong credit rating. VF has a $750.0 million unsecured committed bank facility that expires in September 2008. This bank facility is available to support up to a $750.0 million commercial paper program. Any issuance of commercial paper reduces the amount available under the bank facility. At the end of March 2007, $495.5 million was available for borrowing under the credit agreement, with $245.0 million of commercial paper outstanding and $9.5 million of standby letters of credit issued under the agreement. In addition, VF has a $232.6 U.S. dollar equivalent unsecured committed revolving credit facility under an international bank credit agreement that expires in October 2010. At the end of March 2007, a U.S. dollar equivalent of $146.2 million was outstanding and $86.4 million was available for borrowing under the agreement. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.
The principal investing activity in the first quarter of 2007 related to funding the 2007 Acquisitions. Capital spending was comparable to the prior year period, with spending primarily related to distribution and retail investments. We continue to expect that capital spending could reach $145 million for the full year of 2007, which will be funded by operating cash flows.

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
During the first quarter of 2007, VF purchased 2.0 million shares of its Common Stock in open market transactions at a cost of $159.3 million (average price of $79.67 per share) and in the first quarter of 2006 purchased 1.0 million shares at a cost of $55.4 million (average price of $55.37 per share). Share repurchase activity during the first quarter of 2007 reduced the total approved authorization to 7.3 million shares as of the end of March 2007. The primary objective of our share repurchase program is to reduce the impact of dilution caused by exercises of stock options. The 2.0 million shares purchased in the first quarter of 2007 was part of our plan to repurchase shares using the full proceeds from the sale of our intimates business. We now expect to repurchase the balance of shares under this program by the end of the second quarter. Management will evaluate future share repurchases from time-to-time depending on stock option exercises and funding required to support business acquisitions and other opportunities.
The Board of Directors increased the quarterly dividend by 90%, from $0.29 to $0.55 per share, starting with the dividend paid in June 2006. The higher quarterly dividend rate resulted in a $29 million increased usage of funds in the 2007 quarter.
Management’s Discussion and Analysis in our 2006 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2006 that would require the use of funds. Since the filing of our 2006 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations that require the use of funds or other financial commitments that may require the use of funds:
•	Minimum royalty and related advertising obligations. These obligations increased by approximately $410 million from 2006 year-end primarily due to commitments in our 2007 Acquisitions.

•	Inventory purchase obligations represent binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business. These commitments increased by approximately $165 million at the end of the first quarter, compared with the 2006 year-end, to support seasonal sales expectations in succeeding months.
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
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the

United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our 2006 Form 10-K.
The application of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion in our 2006 Form 10-K. There have been no material changes in these policies, except for those mentioned in Note B to the Consolidated Financial Statements.
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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to successfully integrate acquisitions; VF’s ability to maintain information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; the overall level of consumer spending; general economic conditions and other factors affecting consumer confidence; fluctuations in the price, availability and quality of raw materials; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in our 2006 Form 10-K.
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
Changes in internal control over financial reporting:
There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.
Part II – Other Information
Item 1A – Risk Factors
There have been no material changes to our risk factors from those disclosed in our 2006 Form 10-K.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

		Weighted	Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
December 31, 2006 - January 27, 2007	—	—	—	9,320,000
January 28 - February 24, 2007	689,400	$77.85	689,400	8,630,600
February 25 - March 31, 2007	1,310,600	80.58	1,310,600	7,320,000

Total	2,000,000		2,000,000

(1)	Management will evaluate future share repurchases from time-to-time depending on stock option exercises and funding required to support business acquisitions and other opportunities. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance restricted stock units the number of shares having an aggregate fair market value equal to any federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were 142,706 shares withheld under the Mid-Term Incentive Plan during the first quarter of 2007.
Item 4 – Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of VF held on April 24, 2007, the following four nominees to the Board of Directors were elected to serve until the 2010 Annual Meeting:

	Votes For	Votes Withheld
Edward E. Crutchfield	94,918,099	6,345,586
George Fellows	99,709,498	1,554,187
Daniel R. Hesse	96,083,591	5,180,094
Clarence Otis, Jr.	99,707,000	1,556,685
The other directors, Juan Ernesto de Bedout, Ursula O. Fairbairn, Barbara S. Feigin, Robert J. Hurst, W. Alan McCollough, Mackey J. McDonald, M. Rust Sharp, Raymond G. Viault and Eric C. Wiseman, whose terms expire in future years, continued their service as directors after the meeting.
There were two additional proposals as follows:
•	The proposal to approve an amendment and restatement of VF’s 1996 Stock Compensation Plan, which among other things, increased the number of shares of Common Stock available for future grants by 10 million shares, was approved by the shareholders. The vote was 76,941,153 for, 16,248,889 against and 708,653 abstaining.

•	The proposal to ratify the selection of PricewaterhouseCoopers LLP as VF’s independent registered public accounting firm for the 2007 fiscal year was approved by the shareholders. The vote was 99,263,028 for, 1,451,651 against and 549,006 abstaining.
Item 6 – Exhibits
10	Material Contracts
(A)	1996 Stock Compensation Plan, as amended and restated as of February 6, 2007 (Incorporated by reference to Appendix B to the 2007 Proxy Statement filed with the Securities and Exchange Commission on March 22, 2007)
31.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: May 8, 2007

By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)