Form 10-Q
period 2007-06-30
V F CORP
filed 2007-08-07
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
YES ☐ NO ☑
On July 28, 2007, there were 109,990,315 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2007	2006	2007	2006
Net Sales	$1,500,431	$1,332,892	$3,154,039	$2,769,598
Royalty Income	16,962	18,421	36,973	37,337

Total Revenues	1,517,393	1,351,313	3,191,012	2,806,935

Costs and Operating Expenses
Cost of goods sold	865,727	765,554	1,811,610	1,590,154
Marketing, administrative and general expenses	483,204	439,970	995,615	883,679

	1,348,931	1,205,524	2,807,225	2,473,833

Operating Income	168,462	145,789	383,787	333,102

Other Income (Expense)
Interest income	2,848	1,292	5,292	2,710
Interest expense	(13,101)	(13,856)	(27,024)	(26,535)
Miscellaneous, net	1,483	542	1,749	1,371

	(8,770)	(12,022)	(19,983)	(22,454)

Income from Continuing Operations
Before Income Taxes	159,692	133,767	363,804	310,648

Income Taxes	53,887	44,208	123,921	102,947

Income from Continuing Operations	105,805	89,559	239,883	207,701

Discontinued Operations	(24,143)	9,473	(19,877)	19,516

Net Income	$81,662	$99,032	$220,006	$227,217

Earnings Per Common Share — Basic
Income from continuing operations	$0.96	$0.81	$2.16	$1.88
Discontinued operations	(0.22)	0.09	(0.18)	0.18
Net income	0.74	0.90	1.98	2.06

Earnings Per Common Share — Diluted
Income from continuing operations	$0.93	$0.80	$2.10	$1.85
Discontinued operations	(0.21)	0.08	(0.17)	0.17
Net income	0.72	0.88	1.93	2.02

Weighted Average Shares Outstanding
Basic	110,504	109,879	111,199	109,867
Diluted	113,473	112,539	114,142	112,440

Cash Dividends Per Common Share	$0.55	$0.55	$1.10	$0.84
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June	December	June
	2007	2006	2006
ASSETS

Current Assets
Cash and equivalents	$177,849	$343,224	$161,672
Accounts receivable, less allowances for doubtful accounts of:
June 2007 - $53,147; Dec. 2006 - $46,113; June 2006 - $46,029	924,455	809,594	769,086
Inventories:
Finished products	1,033,663	783,507	865,708
Work in process	67,639	69,701	77,849
Materials and supplies	116,419	105,054	100,574

	1,217,721	958,262	1,044,131

Other current assets	198,851	205,004	244,789
Current assets of discontinued operations	18,271	261,926	314,436

Total current assets	2,537,147	2,578,010	2,534,114

Property, Plant and Equipment	1,466,736	1,455,154	1,408,471
Less accumulated depreciation	871,850	862,096	849,394

	594,886	593,058	559,077

Intangible Assets	854,381	755,693	747,839

Goodwill	1,048,348	1,030,925	990,958

Other Assets	378,660	348,862	387,746

Noncurrent Assets of Discontinued Operations	—	159,145	186,835

	$5,413,422	$5,465,693	$5,406,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$107,586	$88,467	$229,145
Current portion of long-term debt	97,435	68,876	36,164
Accounts payable	424,229	385,700	413,187
Accrued liabilities	438,075	392,815	419,429
Current liabilities of discontinued operations	1,075	78,990	82,129

Total current liabilities	1,068,400	1,014,848	1,180,054

Long-term Debt	602,229	635,359	693,359

Other Liabilities	565,613	536,728	587,080

Noncurrent Liabilities of Discontinued Operations	—	13,586	24,669

Commitments and Contingencies

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding: June 2007 - 109,716,898; Dec. 2006 - 112,184,860; June 2006 - 110,640,175	109,717	112,185	110,640
Additional paid-in capital	1,585,105	1,469,764	1,368,082
Accumulated other comprehensive income (loss)	(58,336)	(123,652)	(180,782)
Retained earnings	1,540,694	1,806,875	1,623,467

Total common stockholders’ equity	3,177,180	3,265,172	2,921,407

	$5,413,422	$5,465,693	$5,406,569

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June
	2007	2006
Operating Activities
Net income	$220,006	$227,217
Adjustments to reconcile net income to cash provided/(used) by operating activities of continuing operations:
Loss/(income) from discontinued operations	19,877	(19,516)
Depreciation	46,350	43,177
Amortization of intangible assets	10,281	8,386
Other amortization	13,321	11,199
Stock-based compensation	34,227	27,204
Pension funding under/(over) expense	4,993	(52,442)
Other, net	(33,801)	(9,552)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(68,705)	(89,138)
Inventories	(197,058)	(136,159)
Accounts payable	28,687	16,490
Accrued compensation	(28,284)	(51,038)
Accrued income taxes	6,624	(26,035)
Accrued liabilities and other	36,096	31,306

Cash provided/(used) by operating activities of continuing operations	92,614	(18,901)

(Loss)/income from discontinued operations	(19,877)	19,516
Adjustments to reconcile (loss)/income from discontinued operations to cash used by discontinued operations:
Loss on disposal of discontinued operations	24,314	—
Other, net	(15,601)	(20,643)

Cash used by discontinued operations	(11,164)	(1,127)

Cash provided/(used) by operating activities	81,450	(20,028)

Investing Activities
Capital expenditures	(50,385)	(55,018)
Business acquisitions, net of cash acquired	(178,639)	(3,893)
Proceeds from sale of Intimate Apparel business	348,714	—
Software purchases	(777)	(7,196)
Other, net	3,676	9,204

Cash provided/(used) by investing activities of continuing operations	122,589	(56,903)
Discontinued operations, net	(243)	2,875

Cash provided/(used) by investing activities	122,346	(54,028)

Financing Activities
Increase in short-term borrowings	18,565	88,175
Payments on long-term debt	(8,531)	(1,444)
Purchase of Common Stock	(350,000)	(118,582)
Cash dividends paid	(122,359)	(93,607)
Proceeds from issuance of Common Stock	75,519	53,542
Tax benefits of stock option exercises	14,667	7,824

Cash used by financing activities	(372,139)	(64,092)

Effect of Foreign Currency Rate Changes on Cash	2,968	3,263

Net Change in Cash and Equivalents	(165,375)	(134,885)

Cash and Equivalents — Beginning of Year	343,224	296,557

Cash and Equivalents — End of Period	$177,849	$161,672

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A – Basis of Presentation
VF Corporation and its consolidated subsidiaries (“VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal second quarter ends on the Saturday closest to June 30. For presentation purposes herein, all references to periods ended June 2007, December 2006 and June 2006 relate to the fiscal periods ended on June 30, 2007, December 30, 2006 and July 1, 2006, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Similarly, the December 2006 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months and six months ended June 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 29, 2007. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2006 (“2006 Form 10-K”).
In December 2006, management and the Board of Directors decided to dispose of VF’s intimate apparel business consisting of its domestic and international women’s intimate apparel business units. Accordingly, the Consolidated Statements of Income and Consolidated Statements of Cash Flows have been reclassified to present the intimate apparel business as discontinued operations for all periods. General interest expense has not been allocated to the discontinued operations. Similarly, the assets and liabilities of the discontinued operations held for sale have been separately presented in the Consolidated Balance Sheets. Amounts presented herein, unless otherwise stated, relate to continuing operations. See Note C.
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
Under the prior accounting rules, VF had been using a September measurement date for valuation of its defined benefit pension plans’ assets and projected benefit obligations for its December year-end balance sheet. Under Statement 158, VF was required to change its September measurement date to a December year-end measurement date by no later than December 2008. VF elected, effective at the beginning of 2007, to change its plans’ measurement date to December. In accordance with Statement 158, pension expense of

$3.8 million, net of $2.4 million income tax effect, for the period October to December 2006 (determined using the September 2006 measurement date) was recorded as a charge to Retained Earnings at the beginning of 2007. Plan assets, projected benefit obligations, adjustments to other comprehensive income, and expense in the 2007 financial statements were determined using the beginning of 2007 measurement date. See Note H.
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
Note C – Acquisitions
On January 26, 2007, VF acquired Eagle Creek, Inc. (“Eagle Creek”), maker of Eagle Creek® brand adventure travel gear that includes accessories, luggage and daypacks. Eagle Creek, with revenues of $30 million in its latest fiscal year, will be operated as part of the Outdoor coalition. On February 28, 2007, VF acquired substantially all the operating assets of Majestic Athletic, Inc. (“Majestic”) and related companies. Majestic currently holds on-field uniform rights for all 30 major league baseball teams, including exclusively supplying each team with on-field MLB Authentic Collection™ outerwear, batting practice jerseys, T-shirts, shorts and fleece. Majestic markets baseball-related consumer apparel to numerous wholesale accounts. Majestic, with 2006 revenues of $179 million, will be operated as part of the Imagewear coalition’s Activewear division. The Eagle Creek and Majestic acquisitions are consistent with VF’s goal of acquiring strong lifestyle brands that have global growth potential within their target markets. On April 2, 2007, VF acquired the license-related assets of a former licensee who had rights to market VF’s The North Face® brand in China and Nepal (“The North Face – China”). Because the preexisting license was an arms-length contract, no settlement gain or loss was recognized at the acquisition date. This acquisition gives VF control of one of its leading brands in one of the fastest growing markets in the world. Eagle Creek, Majestic and The North Face – China are together referred to as the “2007 Acquisitions.”
The total cash purchase price for the 2007 Acquisitions was $178.6 million. Management, with assistance from independent valuation specialists, has allocated the purchase price to acquired tangible and intangible assets, and assumed liabilities, based on their respective fair values. The purchase price allocations are substantially complete, except for income tax and certain other matters. Management expects to complete the purchase price allocations during the second half of 2007.
The purchase price of Eagle Creek and The North Face – China exceeded the fair value of the net assets acquired. The excess was recorded as Goodwill, which was attributed to expected growth rates and profitability of the acquired businesses, the ability to expand the Eagle Creek® brand globally and The North Face® brand in Asia, and expected synergies with existing VF operations. Contingent consideration for Eagle Creek is payable at the end of 2008 and 2009 based on a measure of profitability over those periods. Any contingent consideration earned will be recorded as additional Goodwill. In the Majestic acquisition, the fair value of the net assets acquired exceeded the purchase price by $14.0 million. Since there is contingent consideration based on growth in revenues that may result in the recognition of additional cost at the end of 2007, 2008 and 2009, the maximum amount of contingent consideration was recorded as a deferred credit of $1.5 million in Accrued Liabilities and $8.5 million in Other Liabilities. The remaining $4.0 million excess fair value was applied to reduce noncurrent assets on a pro rata basis. When the contingent consideration is known, any amount of payments less than the $10.0 million maximum will be recognized as a pro rata reduction of amounts initially assigned to noncurrent assets.

The Eagle Creek® and Majestic® trademarks and tradenames, which management believes have indefinite lives, have been valued at $18.4 million. Amounts assigned to amortizable intangible assets for the 2007 Acquisitions totaled $85.8 million and consisted primarily of $49.0 million of licensing contracts and $36.5 million of customer relationships. Licensing contracts are being amortized using straight-line and accelerated methods over their estimated weighted average useful lives of 18 years, and customer relationships are being amortized using accelerated methods over their estimated weighted average useful lives of 15 years.
Operating results of the 2007 Acquisitions have been included in the consolidated financial statements since their respective acquisition dates. Pro forma operating results for the 2007 and 2006 acquisitions, for periods prior to their respective dates of acquisition, are not provided because the amounts are not significant.
Note D – Discontinued Operations; Sale of H.I.S® Brand
In December 2006, management and the Board of Directors decided to exit the women’s intimate apparel business. VF entered into a definitive agreement on January 22, 2007 to sell all of its domestic and international women’s intimate apparel business units (formerly referred to as the Intimate Apparel Coalition, a reportable business segment). The transaction is consistent with VF’s stated objective of focusing on lifestyle businesses having higher growth and profit potential. The results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations for all periods in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Similarly, the assets and liabilities of this business have been reclassified and reported as held for sale for all periods presented.
VF recorded a charge of $42.2 million in 2006, computed in accordance with Statement 144, for the difference between the recorded book value of the intimate apparel business and the expected net sales proceeds. The recorded book value included $32.0 million of foreign currency translation losses, net of income tax benefit, deferred in Accumulated Other Comprehensive Income (Loss). The impact of the $42.2 million charge and a partial pension plan curtailment charge of $5.6 million, less income tax benefit of $10.9 million, resulted in an estimated loss on disposal of $36.8 million ($0.33 per share) in 2006. Included in the determination of the $42.2 million impairment charge was a $17.2 million unrealized gain on an investment in marketable securities of one of our intimate apparel suppliers.
The sale closed on April 1, 2007, with net sales proceeds received in the second quarter of $348.7 million plus $28.8 million related to the business unit’s Cash and Equivalents. The transaction excluded the marketable securities discussed above, which remained unsold at the end of the second quarter. Because the anticipated gain on these securities will not be recognized until sold, the loss on disposal was increased by the amount of the unrealized gain included in the recorded 2006 impairment. Accordingly, in the second quarter, the loss on disposal was increased by $24.3 million ($0.21 per share) consisting of (i) a $17.2 million loss related to the unsold marketable securities, (ii) finalization of the purchase price allocation for income tax purposes and (iii) final determination of the sales price in June 2007. Since the marketable securities were unsold at the end of the second quarter, they continue to be classified as available for sale and recorded at market value, with their unrealized appreciation of $13.9 million recorded in Accumulated Other Comprehensive Income. Future adjustments to the loss on disposal will result from the sale of the marketable securities and the impact, if any, of settling retained liabilities. All adjustments to the loss on disposal will be recorded when realized.
Summarized operating results for the discontinued intimate apparel business are as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2007	2006	2007	2006
Total revenues	$3,378	$215,515	$196,167	$425,626

Income from operations, net of income taxes of $719, $5,313, $3,190 and $10,946	$171	$9,473	$4,437	$19,516
Loss on disposal	(24,314)	—	(24,314)	—

Income (loss) from discontinued operations	$(24,143)	$9,473	$(19,877)	$19,516

Earnings Per Common Share — Basic
Income from operations	$—	$0.09	$0.04	$0.18
Loss on disposal	(0.22)	—	(0.22)	—

Earnings Per Common Share — Diluted
Income from operations	$—	$0.08	$0.04	$0.17
Loss on disposal	(0.21)	—	(0.21)	—
Summarized assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets are as follows:

	June	December	June
In thousands	2007	2006	2006
Accounts receivable, net	$377	$83,129	$123,646
Inventories	—	168,962	179,277
Investment in marketable securities	17,894	—	—
Other current assets, primarily deferred income taxes	—	9,835	11,513

Current assets of discontinued operations	$18,271	$261,926	$314,436

Property, plant and equipment, net	$—	$45,862	$47,944
Goodwill	—	117,526	117,526
Investment in marketable securities	—	21,533	18,696
Other assets, primarily deferred income taxes	—	16,377	2,669
Allowance to reduce noncurrent assets to estimated fair value	—	(42,153)	—

Noncurrent assets of discontinued operations	$—	$159,145	$186,835

Accounts payable	$—	$49,118	$42,908
Accrued liabilities	1,075	29,872	39,221

Current liabilities of discontinued operations	$1,075	$78,990	$82,129

Minority interest in partially owned subsidiaries	$—	$6,455	$5,908
Other, primarily deferred income taxes	—	7,131	18,761

Noncurrent liabilities of discontinued operations	$—	$13,586	$24,669

On June 29, 2007, VF sold certain H.I.S ® trademarks and related intellectual property for $11.4 million. H.I.S ® is a female jeans and casual apparel brand marketed primarily in Germany. Remaining inventories and other operating assets of the H.I.S ® brand (which are not material) will be liquidated through the end of the year. Net foreign currency translation gains totaling $5.8 million on the H.I.S ® net operating assets, previously deferred in Accumulated Other Comprehensive Income, are being recognized in the Consolidated Statement of Income as the sale and liquidation proceeds are realized. The sale proceeds and recognition of the deferred foreign currency translation gains, less employee termination and other exit costs, resulted in a $7.5 million gain, recorded as $2.3 million of additional expense in Cost of goods sold and a reduction of Marketing, administrative and general expenses of $9.8 million in the second quarter. Revenues of the H.I.S® brand totaled $14 million in the first half of 2007 and $34 million and $45 million annually in 2006 and 2005, respectively.

Note E – Intangible Assets

	June 2007				December 2006
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
(Dollars in thousands)	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
License agreements	22 years	$197,294	$33,829	$163,465	$119,785
Customer relationships	20 years	137,160	18,818	118,342	84,964
Trademarks and other	7 years	11,000	3,568	7,432	8,082

Amortizable intangible assets, net*				289,239	212,831

Indefinite-lived intangible assets:
Trademarks and tradenames				565,142	542,862

Intangible assets, net				$854,381	$755,693

*	Amortization of license agreements – accelerated and straight-line methods; customer relationships – accelerated methods; trademarks and other – accelerated and straight-line methods.
Amortization expense of intangible assets for the second quarter and six months of 2007 was $5.7 million and $10.3 million, respectively. Estimated amortization expense for the remainder of 2007 is $10.7 million and for the years 2008 through 2011 is $19.1 million, $18.6 million, $16.1 million and $15.1 million, respectively.
Note F – Goodwill

(In thousands)	Jeanswear	Outdoor	Imagewear	Sportswear	Total
Balance, December 2006	$225,202	$535,416	$56,246	$214,061	$1,030,925
Change in accounting policy (Note L)	—	(1,014)	—	(1,809)	(2,823)
2007 Acquisitions	—	14,337	—	—	14,337
Additional purchase price	50	—	—	—	50
Adjustments to purchase price allocation *	—	(6,240)	—	(17)	(6,257)
Currency translation	5,965	6,151	—	—	12,116

Balance, June 2007	$231,217	$548,650	$56,246	$212,235	$1,048,348

*	Resolution of income tax contingencies; see Note L.
Note G – Long-term Debt
At June 2007, there was $127.9 million in borrowings outstanding under the revolving credit portion of the international bank credit agreement. These short-term notes can be continued until October 2010. Of this amount, $67.3 million was classified as Long-term Debt because VF has the ability and intent to retain that amount as outstanding for the next 12 months.
Note H – Pension Plans
As discussed in Note B, VF adopted the balance sheet provisions of Statement 158 at the end of 2006 but continued to use a September 2006 measurement date, as permitted by the prior accounting rules. Effective at the beginning of 2007, VF elected to early adopt the measurement date provisions of Statement 158 by changing its annual measurement date from September to December. Accordingly, VF, along with its independent actuary, prepared a valuation of its pension plans’ assets and benefit obligations as of the beginning of 2007. The following summarizes the funded status of the plans included in the June 2007 balance sheet as measured at the beginning of 2007, compared with the funded status as reported in the December 2006 balance sheet (based on the September 30, 2006 valuation):

	June	December
In thousands	2007	2006
Accumulated benefit obligations	$1,081,803	$1,061,790

Fair value of plan assets	$1,023,556	$973,733
Projected benefit obligations	1,139,941	1,120,523

Funded status	$(116,385)	$(146,790)

Amount included in consolidated Balance Sheet:
Current liabilities	$(5,300)	$(3,000)
Noncurrent liabilities	(113,662)	(143,790)
Accumulated other comprehensive (income) loss:
Deferred actuarial loss	156,934	195,310
Deferred prior service cost	17,854	20,070

	$55,826	$68,590

Assumptions used to determine benefit obligations:
Discount rate	5.95%	6.00%
Rate of compensation increase	4.00%	4.00%
VF’s net periodic pension cost contained the following components:

	Three Months Ended June		Six Months Ended June
(In thousands)	2007	2006	2007	2006
Service cost — benefits earned during the year	$6,521	$5,507	$11,620	$11,014
Interest cost on projected benefit obligations	16,914	16,575	33,828	33,150
Expected return on plan assets	(20,652)	(18,188)	(41,304)	(36,376)
Amortization of:
Prior service cost	672	870	1,344	1,740
Actuarial loss	1,323	6,855	2,646	13,710

Net periodic pension cost	4,778	11,619	8,134	23,238

Amount allocable to discontinued operations	(1,534)	(3,635)	(1,612)	(7,270)

Net periodic pension cost — continuing operations	$3,244	$7,984	$6,522	$15,968

During the first half of 2007, VF made contributions totaling $1.6 million to fund benefit payments for the Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $4.5 million of contributions to fund benefit payments for the SERP during the remainder of 2007. VF is not required under applicable regulations, and does not currently intend, to make a contribution to the qualified pension plan during 2007.
Note I – Business Segment Information
VF’s businesses are grouped into four product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments. Financial information for VF’s reportable segments is presented below:

	Three Months Ended June		Six Months Ended June
(In thousands)	2007	2006	2007	2006
Coalition revenues:
Jeanswear	$655,402	$638,170	$1,416,206	$1,341,990
Outdoor	446,745	371,047	985,498	756,692
Imagewear	229,885	188,496	443,576	382,461
Sportswear	153,651	141,210	302,091	304,231
Other	31,710	12,390	43,641	21,561

Total coalition revenues	$1,517,393	$1,351,313	$3,191,012	$2,806,935

Coalition profit:
Jeanswear	$101,437	$88,850	$230,890	$211,873
Outdoor	52,962	42,355	136,707	92,947
Imagewear	26,052	29,107	56,506	59,158
Sportswear	18,834	17,885	28,808	38,338
Other	3,670	283	2,458	(927)

Total coalition profit	202,955	178,480	455,369	401,389

Corporate and other expenses	(33,010)	(32,149)	(69,833)	(66,916)
Interest, net	(10,253)	(12,564)	(21,732)	(23,825)

Income from continuing operations before income taxes	$159,692	$133,767	$363,804	$310,648

Since their dates of acquisition, operating results of Eagle Creek and The North Face – China are included in the Outdoor Coalition and results of Majestic are included in the Imagewear Coalition.
Note J — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired, of 10,042,686 at June 2007, 5,775,810 at December 2006 and 5,775,810 at June 2006. In addition, 261,849 shares of VF Common Stock at June 2007, 261,458 shares at December 2006 and 266,558 shares at June 2006 were held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued.
Activity for 2007 in the Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Common	Additional	Retained
(In thousands)	Stock	Paid-in Capital	Earnings
Balance, December 2006	$112,185	$1,469,764	$1,806,875
Net income	—	—	220,006
Cash dividends on Common Stock	—	—	(122,359)
Purchase of treasury stock	(4,116)	—	(345,884)
Changes in accounting policies (Note B)	—	—	(6,085)
Stock compensation plans, net	1,648	115,341	(11,859)

Balance, June 2007	$109,717	$1,585,105	$1,540,694

Other comprehensive income consists of changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months Ended June		Six Months Ended June
(In thousands)	2007	2006	2007	2006
Net income	$81,662	$99,032	$220,006	$227,217

Other comprehensive income (loss):
Foreign currency translation
Amount arising during the period	3,303	24,026	10,236	16,562
Reclassification to net income during the period (Note D)	50,191	—	50,191	—
Defined benefit pension plans
Reclassification to net income during the period	1,882	—	3,878	—
Unrealized gains (losses) on derivative financial instruments
Amount arising during the period	(5,406)	(12,220)	(7,813)	(13,216)
Reclassification to net income during the period	1,437	(2,103)	764	(5,453)
Unrealized gains (losses) on marketable securities
Amount arising during the period	665	(5,660)	(3,639)	(7,892)
Income tax benefit related to components of other comprehensive income (loss)	(13,131)	2,150	(10,876)	(5,981)

Other comprehensive income (loss)	38,941	6,193	42,741	(15,980)

Comprehensive income	$120,603	$105,225	$262,747	$211,237

Accumulated Other Comprehensive Income (Loss) for 2007 is summarized as follows:

	Foreign		Defined	Derivative
	Currency		Benefit	Financial	Marketable
In thousands	Translation		Pension Plans	Instruments	Securities	Total
Balance December 2006	$(3,787)		$(132,776)	$2,448	$10,463	$(123,652)
Adjustments to adopt measurement date provisions of Statement 158 (Note B):
Change in measurement date	—		20,115	—	—	20,115
Transition adjustment	—		2,460	—	—	2,460
Other comprehensive income (loss)	41,643	*	2,392	(4,348)	3,054	42,741

Balance, June 2007	$37,856		$(107,809)	$(1,900)	$13,517	$(58,336)

*	Included transfer of $30.8 million to Consolidated Statement of Income – Discontinued Operations on sale of intimate apparel business. See Note D.
Note K – Stock-based Compensation
During the first quarter of 2007, VF granted options for 1,708,150 shares of Common Stock at an exercise price of $76.10, equal to the market value of VF Common Stock on the date of grant. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model for employee groups having similar exercise behaviors, with the following assumptions: expected volatility ranging from 22% to 30%, with a weighted average of 24%; expected term of 4.7 to 7.3 years; expected dividend yield of 3.2%; and risk-free interest rate ranging from 5.2% at six months to 4.8% at 10 years. The resulting weighted average fair value of these options at the date of grant was $16.80 per option.
Also during the first quarter of 2007, VF granted 238,680 performance-based restricted stock units. Participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares, if any, that will be earned will be based on VF’s performance over that period. The grant date fair value of the restricted stock units was $77.00 per unit.
Note L – Income Taxes
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. With limited exceptions, VF is not subject to examination by tax authorities for years prior to 2001. In the United States, Internal Revenue Service (“IRS”) examinations for tax years 1995 through 1999 are tentatively agreed upon, the statutes of limitations have expired for tax years 2000 and 2001, and tax years 2002 and 2003 are in the appeals process with the IRS. In addition, tax years 1998 to 2002 are under examination by the State of North Carolina.
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

During the first quarter of 2007, the amount of unrecognized income tax benefits was decreased by $6.2 million due to a favorable audit outcome on certain matters outside of the United States related to an acquired business for years prior to its acquisition by VF. Accordingly, the income tax benefit associated with the decrease in the unrecognized tax benefit was recorded as a reduction of Goodwill associated with the acquisition. Similarly during the second quarter of 2007, the amount of unrecognized tax benefits was reduced by $1.8 million, with a corresponding reduction in deferred income tax assets, due to settlement of a tax audit. Neither of these reductions affected Net Income. During the remainder of 2007, management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by an additional $13 million, which includes $10 million that would reduce income tax expense, due primarily to settlement of tax audits and expiration of statutes of limitations.
Note M – Earnings Per Share
Earnings per share were computed as follows:

	Three Months Ended June		Six Months Ended June
(In thousands, except per share amounts)	2007	2006	2007	2006
Basic earnings per share:
Income from continuing operations	$105,805	$89,559	$239,883	$207,701
Less Preferred Stock dividends	—	266	—	646

Income available for Common Stock	$105,805	$89,293	$239,883	$207,055

Weighted average Common Stock outstanding	110,504	109,879	111,199	109,867

Basic earnings per share from continuing operations	$0.96	$0.81	$2.16	$1.88

Diluted earnings per share:
Income from continuing operations	$105,805	$89,559	$239,883	$207,701

Weighted average Common Stock outstanding	110,504	109,879	111,199	109,867
Effect of dilutive securities:
Preferred Stock	—	744	—	955
Stock options and other	2,969	1,916	2,943	1,618

Weighted average Common Stock and dilutive securities outstanding	113,473	112,539	114,142	112,440

Diluted earnings per share from continuing operations	$0.93	$0.80	$2.10	$1.85

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
Note O – Subsequent Events
In July 2007, VF agreed to acquire Seven For All Mankind, LLC for $775 million in cash. 7 For All Mankind® is a rapidly growing premium denim-based lifestyle brand sold through luxury retail stores and upscale specialty boutiques and through the internet. In a separate transaction, VF agreed to acquire lucy activewear, inc. for $110 million in cash. lucy® is a rapidly growing women’s activewear lifestyle brand sold through 50 company-owned retail stores and the internet. These transactions are subject to regulatory approval and other customary conditions and are expected to be completed during the third quarter. The acquisitions will be financed by existing cash balances, commercial paper borrowings and placement of long-term debt.
Also in July 2007, the VF Board of Directors declared a regular quarterly cash dividend of $0.55 per share, payable on September 20, 2007 to shareholders of record as of the close of business on September 10, 2007.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Highlights of the second quarter of 2007 included:
•	Revenues, income and earnings per share from continuing operations for the second quarter were each at record levels.

•	Revenues increased 12% over the prior year quarter to $1,517 million, driven by higher revenues across all of our business coalitions, with an 8% increase coming from organic growth and 4% from acquisitions.

•	Income from continuing operations increased 18% to $105.8 million, compared with $89.6 million in the prior year quarter, resulting from the strong performance of our Outdoor and Jeanswear Coalitions and the benefit of the gain on sale of the H.I.S® trademarks and related intellectual property discussed below. Earnings per share increased 16% to $0.93. (All per share amounts are presented on a diluted basis.)

•	VF sold certain H.I.S® trademarks and related intellectual property for $11.4 million. The sale benefited second quarter earnings by $0.04 per share.

•	VF acquired the license-related operations of its former licensee who held the rights to market The North Face® brand in China and Nepal. This acquisition and the first quarter 2007 acquisitions of Eagle Creek, Inc. (“Eagle Creek”) and substantially all the operating assets of Majestic Athletic, Inc. (“Majestic”) are collectively referred to as the “2007 Acquisitions.”

•	VF completed the sale of its domestic and international intimate apparel business for $348.7 million in cash. The proceeds were used to fund the purchase of 4.1 million shares of VF Common Stock during the first half of 2007 for a total cost of $350.0 million.
Discontinued Operations
In December 2006, management and the Board of Directors decided to exit the women’s intimate apparel business. VF entered into a definitive agreement on January 22, 2007 to sell all of its domestic and international women’s intimate apparel business units (formerly referred to as the Intimate Apparel Coalition, a reportable business segment). The transaction, which closed on April 1, 2007, is consistent with VF’s stated objective of focusing on lifestyle businesses having higher growth and profit potential. The results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations for all periods in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Similarly, the assets and liabilities of this business have been reclassified and reported as held for sale for all periods presented. Unless otherwise stated, the remaining sections of this discussion and analysis of financial condition and results of operations relate only to continuing operations.
We recorded a charge of $42.2 million in 2006, computed in accordance with Statement 144, for the difference between the recorded book value of the intimate apparel business and the expected net sales proceeds. The impact of the $42.2 million charge and a partial pension plan curtailment charge of $5.6 million, less income tax benefit of $10.9 million, resulted in an estimated loss on disposal of $36.8 million ($0.33 per share) in 2006. Included in the determination of the $42.2 million impairment charge was a $17.2 million unrealized gain on an investment in marketable securities of one of our intimate apparel suppliers.
The sales transaction excluded these marketable securities, which remained unsold at the end of the second quarter. Because the anticipated gain on these securities will not be recognized until sold, the loss on disposal was increased by the amount of the unrealized gain included in the recorded 2006 impairment. Accordingly, in the second quarter, the loss on disposal was increased by $24.3 million ($0.21 per share) consisting of (i) a $17.2 million loss related to the unsold marketable securities, (ii) finalization of the purchase price allocation for income tax purposes and (iii) final determination of the purchase price in June 2007.
Future adjustments to the loss on disposal will result from the sale of the marketable securities and the impact, if any, of settling retained liabilities. All adjustments to the loss on disposal will be recorded when realized. Management intends to complete the sale of the remaining intimate apparel assets and settle all remaining liabilities by the end of 2007.
See Note D to the consolidated financial statements.
Analysis of Results of Continuing Operations
       Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2006:

	Second Quarter	Six Months
	2007 Compared	2007 Compared
(In millions)	with 2006	with 2006
Total revenues - 2006	$1,351	$2,807
Organic growth	104	278
Acquisitions in current year	56	89
Acquisition in prior year (to anniversary date)	6	17

Total revenues - 2007	$1,517	$3,191

The increase in Total Revenues in the second quarter and first half of 2007 was due primarily to organic sales growth within the Outdoor and Jeanswear coalitions. The 2007 Acquisitions added revenues of $56 million in the second quarter and $89 million during the first six months of 2007. In addition, the joint venture in India, formed in 2006, contributed an additional $6 million in the 2007 quarter and $17 million in the six month period of 2007. Additional details on revenues are provided in the section titled “Information by Business Segment.”
Approximately 26% of Total Revenues in 2006 were in international markets. In translating foreign currencies into the U.S. dollar, a weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its international business (primarily the European euro countries) positively impacted revenue comparisons by $21 million in the second quarter of 2007 and $56 million in the first half of 2007, compared with the 2006 periods. The average translation rate for the euro was $1.32 per euro during the first half of 2007, compared with $1.22 during the first half of 2006. The U.S. dollar has continued to weaken in recent months, resulting in a translation rate of $1.35 per euro at the end of June 2007. Reported revenues for the remainder of 2007 would be positively affected by currency translation rates when compared with 2006 if the current translation rate were to continue.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months Ended June		Six Months Ended June
	2007	2006	2007	2006
Gross margin (total revenues less cost of goods sold)	42.9%	43.3%	43.2%	43.3%

Marketing, administrative and general expenses	31.8%	32.6%	31.2%	31.5%

Operating income	11.1%	10.8%	12.0%	11.9%

Gross margin as a percentage of Total Revenues for the second quarter of 2007 decreased 0.4% from the prior year quarter to 42.9%, with 0.2% due to restructuring charges related to the H.I.S® sale and the remainder primarily driven by a less favorable business mix in the Imagewear coalition.
Marketing, Administrative and General Expenses as a percentage of Total Revenues decreased 0.8% in the second quarter of 2007 and 0.3% in the first six months of 2007 from the prior year periods, with 0.6% of the improvement in the quarter and all of the improvement in the first six months due to the net gain on the H.I.S® sale.
Net Interest Expense decreased by $2.3 million in the quarter and by $2.1 million in the first half of 2007. Interest income increased $2.6 million in the first six months of 2007 due to an increase in interest rates and higher cash levels resulting primarily from the proceeds of the sale of the global intimate apparel business received in April 2007. Interest expense increased $0.5 million in the first half of 2007, reflecting higher interest rates on short-term borrowings in domestic and international markets. The weighted average interest rate on outstanding debt increased to 6.4% for the first six months of 2007 from 6.0% for the comparable period of 2006. Average interest-bearing debt outstanding totaled $812 for the first half of 2007 and $868 million for the comparable period of 2006.
The effective income tax rate was 34.1% for the first half of 2007 and 33.1% for the comparable period in 2006. The effective income tax rate for the second quarter and first half of 2007 was based on the expected rate of approximately 34% for the full year, adjusted for discrete events arising during the respective periods. The lower tax rate in the first half of 2006 resulted primarily from favorable tax audit settlements.
Income from Continuing Operations increased 18% to $105.8 million from $89.6 million in the second quarter of 2006. Earnings per share from continuing operations increased 16% to $0.93 from $0.80 in the prior year quarter. In the first six months of 2007, Income from Continuing Operations increased 15% to $239.9 million compared with $207.7 million in the prior year period, with earnings per share increasing 14% to $2.10 from $1.85. The lower percentage increases in earnings per share reflected the effect of greater diluted shares outstanding in the 2007 periods resulting from a higher level of stock option exercises and greater dilutive impact of stock-based compensation in 2007. The sale of the H.I.S® trademarks and related intellectual property benefited the second quarter of 2007 by $0.04 per share. Remaining costs of $0.01 to $0.02 per share are expected to be recognized in the second half of 2007 related to the exit of the H.I.S® brand. In addition, in translating foreign currencies into the U.S. dollar, there was a $0.01 favorable impact on earnings per share in the 2007 quarter and a $0.06 favorable impact on earnings per share in the 2007 six months compared with the prior year.
After considering the operating results of our discontinued global intimate apparel businesses and the loss on disposal of this business, we reported net income of $81.7 million for the second quarter of 2007, an 18% decrease from the prior year period.

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
The following tables present a summary of the changes in our Total Revenues by coalition for the second quarter and first six months of 2007:

	Second Quarter
(In millions)	Jeanswear	Outdoor	Imagewear	Sportswear	Other
Revenues - 2006	$638	$371	$188	$141	$13
Organic growth	11	65	(3)	13	18
Acquisitions in current year	—	11	45	—	—
Acquisition in prior year (to anniversary date)	6	—	—	—	—

Revenues - 2007	$655	$447	$230	$154	$31

	Six Months
(In millions)	Jeanswear	Outdoor	Imagewear	Sportswear	Other
Revenues - 2006	$1,342	$757	$382	$304	$22
Organic growth	57	211	(10)	(2)	22
Acquisitions in current year	—	17	72	—	—
Acquisition in prior year (to anniversary date)	17	—	—	—	—

Revenues - 2007	$1,416	$985	$444	$302	$44

          Jeanswear:
Overall Jeanswear Coalition revenues increased 3% in the quarter, with revenues flat across all domestic branded businesses and a 13% increase in the combined international businesses led by continued strong performance of our Lee® brand in Europe and rapid growth in emerging markets such as China, Russia and India. For the six month period ended June 2007, Jeanswear Coalition revenues increased 6%, with domestic jeanswear revenues increasing 2% and international revenues increasing 14%. The joint venture in India contributed $6 million to revenues in the second quarter of 2007 and $17 million in the first six months of 2007. Foreign currency also positively impacted 2007 revenues by $10 million, or 1%, in the quarter and $25 million, or 2%, in the six month period.

Jeanswear Coalition Profit increased 14% in the second quarter of 2007, with operating margins increasing to 15.5% from 13.9% in the second quarter of 2006. In addition, operating margins increased to 16.3% in the first six months of 2007 from 15.8% in the prior period. Approximately 1.1% of the improvement in the quarter and all of the increase in the six month period were driven by the H.I.S® sale. Operating margins in the second quarter of 2007 also benefited from restructuring actions taken in prior periods and reduced advertising spending.
          Outdoor:
Revenues in our Outdoor businesses increased 20% in the second quarter of 2007 and 30% in the six month period, compared with the prior year periods. Organic revenue growth was 18% in the second quarter of 2007 and 28% in the six month period, consisting of strong global unit volume gains of The North Face®, Vans®, Kipling®, Reef®, Napapijriâand Eastpak® brands. The acquisition of Eagle Creek added $10 million to revenues in the quarter and $15 million in the six month period. Foreign currency translation positively impacted 2007 revenues by $11 million, or 3%, in the quarter and $31 million, or 4%, in the first six months.
Operating margins increased in the quarter to 11.9% from 11.4% in the prior year quarter, and margins for the six months ended June 2007 increased to 13.9% from 12.3% in the prior year period. The margin improvement in the quarter and six month period of 2007 was attributed to revenue growth, especially in our international operations where margins are higher. The six month period in 2007 benefited from improved leverage of certain operating expenses, including administrative, advertising, distribution and product development costs. Due to the seasonal nature of several of the businesses comprising this coalition, the level of first half profitability is not indicative of expected full year results.
          Imagewear:
Coalition Revenues increased 22% in the second quarter of 2007 and 16% for the six month period due to the Majestic acquisition, which added $45 million in the quarter and $72 million in the six month period. Revenues for the remainder of the Imagewear businesses were relatively flat in the quarter and down 3% in the six month period of 2007 due to large new program rollouts in the prior year that were not repeated, and the exit of our underperforming commodity fleece and T-shirt business. Operating margins declined to 11.3% from 15.4% in the prior year quarter and 12.7% from 15.5% for the six month period. These declines resulted from business and product mix changes and additional advertising spending in the current year, compared with very strong operating results in the prior year periods. Operating income and margin comparisons for the second half of the year are expected to improve.
          Sportswear:
Coalition Revenues increased 9% in the quarter and were flat for the six month period of 2007 compared with the prior year. Revenues in our core Nautica® brand sportswear business increased 6% in the quarter, while revenues declined 4% for the six month period of 2007 due primarily to a shift in allowed shipping dates to most of the brand’s department store customers. Our Kipling® and John Varvatos® businesses experienced double-digit gains in both periods. Operating margins were relatively consistent in the second quarter of 2007 and 2006, but declined to 9.5% from 12.6% for the six month period due primarily to increased retail and administrative spending in 2007 and continued investments to build our women’s sportswear business.
          Other:
The Other business segment consists of our VF Outlet business. VF Outlet’s retail sales and profit of non-VF products are reported in this business segment, while VF Outlet’s retail sales and profit of VF products are reported as part of the operating results of the respective coalitions. Prior to the second quarter of 2007, VF Outlet’s sales of intimate apparel products were reported as part of VF’s former Intimate Apparel Coalition presented as discontinued operations. The majority of VF Outlet’s intimate apparel sales during the second quarter were products acquired from VF’s discontinued intimate apparel business prior to its sale, now reported in the Other business segment. Today, VF Outlet is obtaining intimate apparel products for future sale primarily from VF’s formerly owned intimate apparel business on an arms-length negotiated basis. The sale of the intimate apparel business did not include any VF product purchase commitments.
          Reconciliation of Coalition Profit to Income before Income Taxes:
There are two types of costs necessary to reconcile total Coalition Profit, as discussed in the preceding paragraphs, to Income from Continuing Operations Before Income Taxes. These costs are (i) Corporate and Other Expenses, discussed below, and (ii) Interest, Net, which was discussed in the previous “Consolidated Statements of Income” section.
Corporate and Other Expenses consist of corporate headquarters expenses that are not allocated to the coalitions and certain other expenses related to but not allocated to the coalitions for internal management reporting, including development costs for management information systems, certain costs of maintaining and enforcing VF’s trademarks and miscellaneous consolidating adjustments. Also included are costs of transition services for VF’s intimate apparel business sold in April 2007, and related reimbursements.
Analysis of Financial Condition
          Balance Sheets
Accounts Receivable increased 20% at June 2007 over June 2006 due primarily to a 12% increase in revenues. The remainder of the change resulted primarily from a 33% increase in revenues over the prior year in our European and Asian businesses, where payment terms are substantially longer than those of our U.S. businesses. Receivables are higher at the end of June 2007 than at the end of 2006 due to seasonal sales patterns.
Inventories at June 2007 increased 17% over the prior year due primarily to an expected 12% growth in revenues in the third quarter of 2007. In addition, we increased our inventory levels to better service our customers in the upcoming heavy shipping period, particularly for our Outdoor Coalition businesses. Inventory levels at June 2007 also increased over December 2006 due to higher seasonal requirements of our businesses and the impact of recent acquisitions.
Property, Plant and Equipment increased at June 2007 over June 2006 because capital spending, including investments in distribution and retail, exceeded depreciation expense.
Intangible Assets and Goodwill increased as a result of the 2007 Acquisitions, investment in a joint venture in India in the third quarter of 2006 and foreign currency translation. The increase in Intangible Assets was offset in part by amortization. See Notes E and F to the Consolidated Financial Statements.
Other Assets declined since June 2006 due to the elimination of an intangible asset recognized under previous pension accounting rules (see Notes B and H to the Consolidated Financial Statements), offset in part since December 2006 by an increase in assets held under deferred compensation plans.
Short-term Borrowings at June 2007 consisted of (i) $75.0 million of domestic commercial paper borrowings and (ii) $32.6 million of international borrowings. Overall, the extent of short-term borrowings varies throughout the year in relation to changes in working capital requirements and other investing and financing cash flows. There is typically more need for external borrowings at the end of the second quarter of the fiscal year than at our fiscal year-end.
Accounts Payable at June 2007 are comparable with June 2006 but higher than December 2006 due to the timing of inventory buying patterns.

Accrued Liabilities increased at June 2007 from December 2006 due to seasonal increases and growth-related factors in our businesses.
Total Long-term Debt, including the current portion, decreased from the level at June 2006 due to the repayment of a $33.0 million note payable in August 2006. VF does not intend to pay down $67.3 million of borrowings under the international bank credit agreement in the next 12 months, and accordingly, that amount is classified as Long-term Debt. The Current Portion of Long-term Debt at June 2007 includes a $33.0 million note payable in August 2007 and a $60.6 million U.S. dollar equivalent borrowed under the international bank credit agreement.
Other Liabilities declined since June 2006 due primarily to changes in the recognition of defined benefit pension liabilities (see Notes B and H to the Consolidated Financial Statements), offset in part since December 2006 by an increase in deferred compensation liabilities and the Majestic earnout liability (see Note C to the Consolidated Financial Statements).
          Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	June	December	June
(Dollars in millions)	2007	2006	2006
Working capital	$1,468.7	$1,563.2	$1,354.1

Current ratio	2.4 to 1	2.5 to 1	2.1 to 1

Debt to total capital ratio	20.3%	19.5%	24.7%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity.
On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of net income and changes in investments in inventories and other working capital components. Our cash flow from operations is typically low in the first six months of the year as we build working capital to service our operations for the balance of the year. Cash provided by operating activities is substantially higher in the second half of the year due to reduced working capital requirements, driven by higher collection of accounts receivable on sales during that period. For the six months through June 2007, cash provided by operating activities of continuing operations was $92.6 million, compared with cash used by operating activities of $18.9 million in the comparable 2006 period. The increase in operating cash flow resulted primarily because the prior year period included a $75.0 million pension plan contribution that did not recur in 2007. In addition, net changes in working capital components were a usage of funds of $222.6 million for the six months ended June 2007, a reduction of $32.0 million from the usage of funds for the period ended June 2006.
In addition to cash provided by operating activities, VF has significant liquidity based on its available debt capacity supported by its strong credit rating. VF has a $750.0 million unsecured committed bank facility that expires in September 2008. This bank facility is available to support up to a $750.0 million commercial paper program. Any issuance of commercial paper reduces the amount available under the bank facility. At the end of June 2007, $665.7 million was available for borrowing under the credit agreement, with $75.0 million of commercial paper outstanding and $9.3 million of standby letters of credit issued under the agreement. In addition, VF has a $235.7 million U.S. dollar equivalent unsecured committed revolving credit facility under an international bank credit agreement that expires in October 2010. At the end of June 2007, a U.S. dollar equivalent of $107.8 was available for borrowing under the agreement, with $127.9 million outstanding. Further, under a registration statement filed in 1994 with the Securities and Exchange Commission, VF has the ability to offer, on a delayed or continuous basis, up to $300.0 million of additional debt, equity or other securities.
The principal investing activities in the first six months of 2007 included the receipt of $348.7 million of net proceeds from the sale of our intimate apparel business, partially offset by cash outlays of $178.6 million for funding the 2007 Acquisitions and $50.4 million for capital expenditures. Capital spending was comparable with the prior year period, with spending primarily related to distribution and retail investments. We continue to expect that capital spending could reach $145 million for the full year of 2007, which will be funded by operating cash flows.
During the first half of 2007, VF purchased 4.1 million shares of its Common Stock in open market transactions at a cost of $350.0 million (average price of $85.03 per share) and in the first half of 2006 purchased 2.0 million shares at a cost of $118.6 million (average price of $59.29 per share). Share repurchase activity during the first half of 2007 reduced the total approved authorization to 5.2 million shares as of the end of June 2007. The primary objective of our share repurchase program is to reduce the impact of dilution caused by the issuance of stock under stock compensation programs. The 4.1 million shares purchased in the first six months of 2007 completed our plan to repurchase shares using the proceeds from the sale of our intimate apparel business. Management will evaluate future share repurchases from time-to-time depending on market conditions, stock option exercises and funding required to support business acquisitions and other opportunities.
The Board of Directors increased the quarterly dividend rate by 90%, from $0.29 to $0.55 per share, starting with the dividend paid in June 2006. The higher quarterly dividend rate in 2007, compared with 2006, resulted in a $29 million increased usage of funds in the first half of 2007 over the comparable period in the prior year.
In July 2007, Standard & Poor’s Ratings Services affirmed its ‘A minus’ long-term corporate credit and senior unsecured debt rating, ‘A-2’ commercial paper rating and ‘stable’ outlook for VF. Standard & Poor’s also stated that the ratings and outlook would not be affected by the decisions to acquire Seven For All Mankind, LLC and lucy activewear, inc. (see Note O to the Consolidated Financial Statements). Also in July 2007, Moody’s Investors Service affirmed that these acquisitions would not affect VF’s long-term debt rating of ‘A3’, commercial paper rating of ‘Prime-2’ and ‘stable’ outlook. Existing debt agreements do not contain acceleration of maturity clauses based on changes in credit ratings.
Management’s Discussion and Analysis in our 2006 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2006 that would require the use of funds. Since the filing of our 2006 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations that require the use of funds or other financial commitments that may require the use of funds:
•	Minimum royalty and related advertising obligations. These obligations increased by approximately $370 million from 2006 year-end primarily due to commitments in our 2007 Acquisitions.

•	Inventory purchase obligations represent binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business. These commitments increased by approximately $40 million at the end of the second quarter, compared with the 2006 year-end, to support seasonal sales expectations in succeeding months.

Management believes that VF’s cash balances and funds provided by operating activities, as well as unused committed bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, including the acquisitions of Seven For All Mankind, LLC and lucy activewear, inc., (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise.
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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to successfully integrate and grow acquisitions; VF’s ability to maintain information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; the overall level of consumer spending; general economic conditions and other factors affecting consumer confidence; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
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

			Total Number of	Maximum Number
		Weighted	Shares Purchased as	of Shares that May
	Total Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Fiscal Period	Purchased	per Share	Programs	Programs (1)
April 1 - April 28, 2007	249,800	$84.85	249,800	7,070,200
April 29 - May 26, 2007	896,619	88.50	896,619	6,173,581
May 27, 2007 - June 30, 2007	969,581	92.94	969,581	5,204,000

Total	2,116,000		2,116,000

(1)	Management will evaluate future share repurchases from time-to-time depending on stock option exercises and funding required to support business acquisitions and other opportunities. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance restricted stock units the number of shares having an aggregate fair market value equal to any federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were no shares withheld under the Mid-Term Incentive Plan during the second quarter of 2007.
Item 6 – Exhibits
31.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
	By:	/s/ Robert K. Shearer
Robert K. Shearer
Date: August 7, 2007		Senior Vice President and Chief Financial Officer (Chief Financial Officer)

By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)