Form 10-Q
period 2007-09-29
V F CORP
filed 2007-11-06
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
YES ☐ NO ☑
On October 27, 2007, there were 110,045,706 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2007	2006	2007	2006
Net Sales	$2,053,136	$1,791,648	$5,207,175	$4,561,246
Royalty Income	20,023	18,450	56,996	55,787

Total Revenues	2,073,159	1,810,098	5,264,171	4,617,033

Costs and Operating Expenses
Cost of goods sold	1,163,399	1,018,021	2,975,009	2,608,175
Marketing, administrative and general expenses	578,721	504,253	1,574,336	1,387,932

	1,742,120	1,522,274	4,549,345	3,996,107

Operating Income	331,039	287,824	714,826	620,926

Other Income (Expense)
Interest income	2,202	1,439	7,494	4,149
Interest expense	(19,349)	(15,835)	(46,373)	(42,370)
Miscellaneous, net	1,834	1,869	3,583	3,240

	(15,313)	(12,527)	(35,296)	(34,981)

Income from Continuing Operations Before Income Taxes	315,726	275,297	679,530	585,945

Income Taxes	106,409	89,340	230,330	192,287

Income from Continuing Operations	209,317	185,957	449,200	393,658

Discontinued Operations	(2,110)	11,750	(21,987)	31,266

Net Income	$207,207	$197,707	$427,213	$424,924

Earnings Per Common Share — Basic
Income from continuing operations	$1.91	$1.68	$4.06	$3.57
Discontinued operations	(0.02)	0.11	(0.20)	0.28
Net income	1.89	1.78	3.86	3.85

Earnings Per Common Share — Diluted
Income from continuing operations	$1.86	$1.64	$3.96	$3.49
Discontinued operations	(0.02)	0.10	(0.20)	0.28
Net income	1.84	1.75	3.76	3.77

Weighted Average Shares Outstanding
Basic	109,671	110,802	110,689	110,179
Diluted	112,424	113,062	113,568	112,649

Cash Dividends Per Common Share	$0.55	$0.55	$1.65	$1.39
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September	December	September
	2007	2006	2006
ASSETS

Current Assets
Cash and equivalents	$193,855	$343,224	$154,196
Accounts receivable, less allowances for doubtful accounts of:
Sept. 2007 - $59,793; Dec. 2006 - $46,113; Sept. 2006 - $47,977	1,266,490	809,594	1,078,172
Inventories:
Finished products	1,082,906	783,507	867,425
Work in process	91,701	69,701	74,740
Materials and supplies	121,387	105,054	97,859

	1,295,994	958,262	1,040,024

Other current assets	209,422	205,004	211,861
Current assets of discontinued operations	14,861	261,926	281,214

Total current assets	2,980,622	2,578,010	2,765,467

Property, Plant and Equipment	1,524,030	1,455,154	1,415,282
Less accumulated depreciation	883,304	862,096	855,239

	640,726	593,058	560,043

Intangible Assets	1,434,904	755,693	761,895

Goodwill	1,265,878	1,030,925	1,016,264

Other Assets	373,854	348,862	382,735

Noncurrent Assets of Discontinued Operations	—	159,145	190,053

	$6,695,984	$5,465,693	$5,676,457

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$461,043	$88,467	$302,641
Current portion of long-term debt	67,403	68,876	35,670
Accounts payable	413,814	385,700	357,370
Accrued liabilities	606,348	392,815	473,696
Current liabilities of discontinued operations	267	78,990	76,404

Total current liabilities	1,548,875	1,014,848	1,245,781

Long-term Debt	1,186,792	635,359	665,475

Other Liabilities	592,524	536,728	628,500

Noncurrent Liabilities of Discontinued Operations	—	13,586	13,575

Commitments and Contingencies

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
Sept. 2007 - 109,736,874; Dec. 2006 - 112,184,860; Sept. 2006 - 111,208,173	109,737	112,185	111,208
Additional paid-in capital	1,601,708	1,469,764	1,407,986
Accumulated other comprehensive income (loss)	(29,634)	(123,652)	(155,956)
Retained earnings	1,685,982	1,806,875	1,759,888

Total common stockholders’ equity	3,367,793	3,265,172	3,123,126

	$6,695,984	$5,465,693	$5,676,457

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September
	2007	2006
Operating Activities
Net income	$427,213	$424,924
Adjustments to reconcile net income to cash provided (used) by operating activities of continuing operations:
Loss (income) from discontinued operations	21,987	(31,266)
Depreciation	69,081	65,857
Amortization of intangible assets	17,655	13,130
Other amortization	17,507	15,293
Stock-based compensation	47,682	36,054
Pension funding under (over) expense	4,621	(42,901)
Other, net	(5,434)	5,737
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(353,469)	(384,930)
Inventories	(196,290)	(121,011)
Accounts payable	(9,694)	(45,090)
Accrued income taxes	60,792	(18,088)
Accrued liabilities and other	64,142	82,069

Cash provided (used) by operating activities of continuing operations	165,793	(222)

(Loss) income from discontinued operations	(21,987)	31,266
Adjustments to reconcile (loss) income from discontinued operations to cash provided (used) by discontinued operations:
Loss on disposal of discontinued operations	24,554	—
Other, net	(15,738)	(7,869)

Cash provided (used) by discontinued operations	(13,171)	23,397

Cash provided by operating activities	152,622	23,175

Investing Activities
Capital expenditures	(79,085)	(76,691)
Business acquisitions, net of cash acquired	(1,054,501)	(39,653)
Proceeds from sale of Intimate Apparel business	348,714	—
Proceeds from sale of Playwear business	884	4,667
Software purchases	(1,885)	(8,598)
Other, net	11,458	4,159

Cash used by investing activities of continuing operations	(774,415)	(116,116)
Discontinued operations, net	(243)	3,163

Cash used by investing activities	(774,658)	(112,953)

Financing Activities
Increase in short-term borrowings	963,713	154,802
Payments on long-term debt	(57,971)	(31,477)
Purchase of Common Stock	(350,000)	(118,582)
Cash dividends paid	(182,831)	(154,775)
Proceeds from issuance of Common Stock	77,594	79,699
Tax benefits of stock option exercises	15,119	12,063

Cash provided (used) by financing activities	465,624	(58,270)

Effect of Foreign Currency Rate Changes on Cash	7,043	5,687

Net Change in Cash and Equivalents	(149,369)	(142,361)

Cash and Equivalents — Beginning of Year	343,224	296,557

Cash and Equivalents — End of Period	$193,855	$154,196

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A – Basis of Presentation
VF Corporation and its consolidated subsidiaries (“VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal third quarter ends on the Saturday closest to September 30. For presentation purposes herein, all references to periods ended September 2007, December 2006 and September 2006 relate to the fiscal periods ended on September 29, 2007, December 30, 2006 and September 30, 2006, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Similarly, the December 2006 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months and nine months ended September 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 29, 2007. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2006 (“2006 Form 10-K”).
In December 2006, management and the Board of Directors decided to dispose of VF’s intimate apparel business consisting of its domestic and international women’s intimate apparel business units. Accordingly, the consolidated financial statements have been reclassified to present the intimate apparel business as discontinued operations for all periods. General interest expense has not been allocated to the discontinued operations. Amounts presented herein, unless otherwise stated, relate to continuing operations. See Note D.
Other prior year amounts, none of which are material, have been reclassified to conform with the 2007 presentation.
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
Under the prior accounting rules, VF had been using a September measurement date for valuation of its defined benefit pension plans’ assets and projected benefit obligations for its December year-end balance sheet. Under Statement 158, VF was required to change its September measurement date to a December year-end measurement date by no later than December 2008. VF elected, effective at the beginning of 2007, to change its plans’ measurement date to December. In accordance with Statement 158, pension expense of 3.8 million, net of $2.4 million income tax effect, for the period October to December 2006 (determined using the September 2006 measurement date) was recorded as a charge to Retained Earnings at the beginning of 2007. Plan assets, projected benefit obligations, adjustments to other comprehensive income, and expense in the 2007 financial statements were determined using the beginning of 2007 measurement date. See Note H.
Accrued income taxes – In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes the recognition threshold an income tax provision is required to meet before being recorded in the financial statements and provides guidance on classification and disclosures of tax positions. VF adopted FIN 48 at the beginning of 2007 by recording a cumulative effect charge of $2.3 million, net of $0.2 million income tax effect, to Retained Earnings in accordance with the provisions of FIN 48. See Note L.
Note C – Acquisitions
On January 26, 2007, VF acquired Eagle Creek, Inc. (“Eagle Creek”), maker of Eagle Creek® brand adventure travel gear that includes accessories, luggage and daypacks. Eagle Creek, with revenues of $30 million in its latest fiscal year, operates as part of the Outdoor Coalition. On February 28, 2007, VF acquired substantially all the operating assets of Majestic Athletic, Inc. (“Majestic”) and related companies. Majestic currently holds on-field uniform rights for all 30 major league baseball teams, including exclusively supplying each team with on-field MLB Authentic Collection™ outerwear, batting practice jerseys, T-shirts, shorts and fleece. Majestic markets baseball-related consumer apparel to numerous wholesale accounts. Majestic, with 2006 revenues of $179 million, operates as part of the Imagewear Coalition’s Activewear division. VF also acquired the specific brand-related assets of a former licensee who had rights to market VF’s The North Face® brand in China and Nepal (“The North Face – China”). Because the licensing arrangement represented an arms-length contract, no gain or loss was recognized at the acquisition date.
On August 27, 2007, VF acquired lucy activewear, inc. (“lucy activewear”), a rapidly growing chain of retail stores marketing lucy® brand women’s activewear. On August 31, 2007, VF acquired Seven For All Mankind, LLC (“Seven For All Mankind”), marketer of the rapidly growing 7 For All Mankind® brand of women’s and men’s premium denim jeanswear and related apparel products in the United States and Europe. The lucy activewear business, with forecasted annual revenues of approximately $57 million, and the Seven For All Mankind business, with forecasted annual revenues of approximately $300 million, together formed the foundation for a new lifestyle-based coalition called Contemporary Brands.
The Eagle Creek, Majestic, lucy activewear and Seven For All Mankind acquisitions are consistent with VF’s goal of acquiring strong lifestyle brands that have high growth potential within their target markets. The acquisition of The North Face — China gives VF control of one of its leading brands in one of the fastest growing markets in the world. These acquisitions are collectively referred to as the “2007 Acquisitions.”
The total cost of the 2007 Acquisitions was $1,074.7 million, including the assumption of $11.5 million of debt. The most significant acquisition, Seven For All Mankind, had a cost of $779.0 million. Management, with assistance from independent valuation specialists, has allocated the purchase price of the 2007 Acquisitions to acquired tangible and intangible assets, and assumed liabilities, based on their respective fair values. The purchase price allocations for acquisitions completed during the first half of the year are substantially complete, except for income tax matters. For acquisitions completed during the third quarter, the valuations of intangible assets, income taxes and certain other items are preliminary. Management expects to complete the purchase price allocations during the fourth quarter of 2007.

Except for Majestic, the purchase price of each acquisition exceeded the fair value of the net tangible and intangible assets acquired. The excess was recorded as Goodwill, which was attributed to expected growth rates and profitability of the acquired businesses, the ability to expand the brands within existing markets or to new markets and expected synergies with existing VF operations. In the Majestic acquisition, the fair value of the net assets acquired exceeded the purchase price by $14.0 million. Since there is contingent consideration based on growth in revenues that may result in the recognition of additional purchase price at the end of 2007, 2008 and 2009, the maximum amount of contingent consideration was recorded as a deferred credit of $1.5 million in Accrued Liabilities and $8.5 million in Other Liabilities. The remaining $4.0 million excess fair value was applied to reduce noncurrent assets on a pro rata basis. When the contingent consideration is known, any amount of payments less than the $10.0 million maximum will be recognized as a pro rata reduction of amounts initially assigned to noncurrent assets. Contingent consideration for Eagle Creek is payable at the end of 2008 and 2009 based on a measure of profitability over those periods. Any contingent consideration earned will be recorded as additional Goodwill.
The Eagle Creek®, Majestic®, lucy® and 7 For All Mankind® trademarks and tradenames, which management believes have indefinite lives, have been valued at $408.4 million. Amounts assigned to amortizable intangible assets for the 2007 Acquisitions totaled $273.3 million and consisted primarily of $223.5 million of customer relationships and $49.5 million of licensing contracts. Customer relationships are being amortized using accelerated methods over their estimated weighted average useful lives of 19 years, and licensing contracts are being amortized using straight-line and accelerated methods over their estimated weighted average useful lives of 18 years.
Operating results of the 2007 Acquisitions have been included in the consolidated financial statements since their respective acquisition dates.
The following pro forma results of operations assume that the Seven for All Mankind and Majestic acquisitions had occurred at the beginning of 2006. These pro forma amounts should not be relied on as an indication of the results of operations that VF would have achieved had the acquisitions taken place at a different date or of future results that VF might achieve. Pro forma operating results for the other 2007 acquisitions and for the one acquisition in 2006, for periods prior to their respective dates of acquisition, are not provided because these acquisitions, in the aggregate, are not material to VF’s results of operations.

	Three Months Ended September		Nine Months Ended September
(In thousands, except per share amounts)	2007	2006	2007	2006
Total revenues	$2,127,525	$1,920,902	$5,489,705	$4,934,699
Income from continuing operations	202,920	187,732	447,056	397,108

Income from continuing operations per common share
Basic	$1.85	$1.69	$4.04	$3.60
Diluted	1.80	1.66	3.94	3.53
Note D – Sale of Intimate Apparel Business and Sale of H.I.S® Brand
     Sale of Intimate Apparel Business Classified as Discontinued Operations
In December 2006, management and the Board of Directors decided to exit the women’s intimate apparel business. VF entered into a definitive agreement on January 22, 2007 to sell all of its domestic and international women’s intimate apparel business units (formerly referred to as the Intimate Apparel Coalition, a reportable business segment). The transaction is consistent with VF’s stated objective of focusing on lifestyle businesses having higher growth and profit potential. Accordingly, the financial position, results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations for all periods in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”).
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
The sale closed on April 1, 2007, with net sales proceeds received in the second quarter of $348.7 million plus $28.8 million related to the business unit’s Cash and Equivalents. The transaction excluded the marketable securities discussed above. Because the anticipated gain on these securities will not be recognized until sold, the loss on disposal was increased by the amount of the unrealized gain included in the recorded 2006 impairment. Accordingly, in the second quarter, the loss on disposal was increased by $24.3 million ($0.21 per share) consisting of (i) a $17.2 million increase to the loss related to the unsold marketable securities, (ii) income tax adjustments of the purchase price allocation and (iii) final determination of the sales price. Since the marketable securities remain unsold at the end of the third quarter, they continue to be classified as available for sale and recorded at market value, with their unrealized appreciation of $10.5 million recorded in Accumulated Other Comprehensive Income. Future changes to the loss on disposal may result from the sale of the marketable securities and the impact, if any, of settling remaining liabilities, including those related to income taxes. All adjustments to the loss on disposal will be recorded when realized.
Summarized operating results for the discontinued intimate apparel business are as follows:

	Three Months Ended September		Nine Months Ended September
(In thousands)	2007	2006	2007	2006
Total revenues	$—	$223,691	$196,167	$649,317

Income (loss) from operations, net of income taxes of $1,669, $6,591, $4,859 and $17,537	$(1,870)	$11,750	$2,567	$31,266
Loss on disposal, without income tax benefit	(240)	—	(24,554)	—

Income (loss) from discontinued operations	$(2,110)	$11,750	$(21,987)	$31,266

Earnings Per Common Share — Basic
Income (loss) from operations	$(0.02)	$0.11	$0.02	$0.28
Loss on disposal	—	—	(0.22)	—

Earnings Per Common Share — Diluted
Income (loss) from operations	$(0.02)	$0.10	$0.02	$0.28
Loss on disposal	—	—	(0.22)	—
Summarized assets and liabilities of the discontinued intimate apparel business presented in the Consolidated Balance Sheets are as follows:

	September	December	September
(In thousands)	2007	2006	2006
Accounts receivable, net	$—	$83,129	$113,131
Inventories	—	168,962	156,130
Investment in marketable securities	14,861	—	—
Other current assets, primarily deferred income taxes	—	9,835	11,953

Current assets of discontinued operations	$14,861	$261,926	$281,214

Property, plant and equipment, net	$—	$45,862	$47,158
Goodwill	—	117,526	117,526
Investment in marketable securities	—	21,533	21,226
Other assets, primarily deferred income taxes	—	16,377	4,143
Allowance to reduce noncurrent assets to estimated fair value	—	(42,153)	—

Noncurrent assets of discontinued operations	$—	$159,145	$190,053

Accounts payable	$—	$49,118	$38,521
Accrued liabilities	267	29,872	37,883

Current liabilities of discontinued operations	$267	$78,990	$76,404

Minority interest in partially owned subsidiaries	$—	$6,455	$6,346
Other	—	7,131	7,229

Noncurrent liabilities of discontinued operations	$—	$13,586	$13,575

     Sale of H.I.S® Brand
On June 29, 2007, VF sold H.I.S® trademarks and related intellectual property for $11.4 million. H.I.S ® is a female jeans and casual apparel brand marketed primarily in Germany. Remaining inventories and other operating assets of the H.I.S® brand (which are not material) are expected to be liquidated through the end of the year. Net foreign currency translation gains totaling $6.0 million on the H.I.S® net operating assets, previously deferred in Accumulated Other Comprehensive Income, are being recognized in the Consolidated Statement of Income as the sale and liquidation proceeds are realized. The sale proceeds and recognition of the deferred foreign currency translation gains, less employee termination and other exit costs, resulted in a $0.5 million gain in the third quarter and an $8.0 million gain in the nine months ended September 2007, which was recorded as $2.4 million of additional expense in Cost of Goods Sold and a reduction of $10.4 million in Marketing, Administrative and General Expenses. Revenues of the H.I.S® brand totaled $21 million in the nine months of 2007 and $34 million and $45 million annually in 2006 and 2005, respectively.

Note E – Intangible Assets

	September 2007				December 2006
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
(Dollars in thousands)	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
License agreements	22 years	$198,272	$36,926	$161,346	$119,785
Customer relationships	20 years	325,979	22,129	303,850	84,964
Trademarks and other	7 years	11,668	4,367	7,301	8,082

Amortizable intangible assets, net *				472,497	212,831

Indefinite-lived intangible assets:
Trademarks and tradenames				962,407	542,862

Intangible assets, net				$1,434,904	$755,693

*	Amortization of license agreements – accelerated and straight-line methods; customer relationships – accelerated methods; trademarks and other – accelerated and straight-line methods.
Amortization expense of intangible assets for the third quarter and nine months of 2007 was $7.4 million and $17.7 million, respectively. Estimated amortization expense for the remainder of 2007 is $10.1 million and for the years 2008 through 2011 is $35.2 million, $33.7 million, $30.3 million and $28.3 million, respectively.
Note F – Goodwill

					Contemporary
(In thousands)	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Total
Balance, December 2006	$225,202	$535,416	$56,246	$214,061	$—	$1,030,925
Change in accounting policy (Notes B and L)	—	(1,014)	—	(1,809)	—	(2,823)
2007 Acquisitions	—	15,192	—	—	208,623	223,815
Additional purchase price	50	—	—	—	—	50
Adjustments to purchase price allocation*	(5,027)	(6,240)	—	(17)	—	(11,284)
Currency translation	9,145	16,050	—	—	—	25,195

Balance, September 2007	$229,370	$559,404	$56,246	$212,235	$208,623	$1,265,878

*	Resolution of income tax contingencies.

Note G — Debt
     Short-term Borrowings

	September	December	September
(In thousands)	2007	2006	2006
Bridge loan facility	$350,000	$—	$—
International bank credit agreement:
Revolving credit (euro denominated)	—	13,141	19,182
Term loan (euro denominated)	—	26,282	44,758
Commercial paper	667,688	—	190,000
Other	35,355	49,044	48,701

	1,053,043	88,467	302,641

Less refinancing of short-term obligations	592,000	—	—

Short-term borrowings	$461,043	$88,467	$302,641

On August 21, 2007, VF entered into a $400.0 million bridge loan facility with two banks. VF borrowed $350.0 million under the bridge loan facility to reduce commercial paper borrowings that had been used to fund the Seven For All Mankind and lucy activewear acquisitions.
On October 15, 2007, VF issued $600.0 million of senior unsecured long-term notes. See Note O. Proceeds of $592.0 million were used to repay the then-outstanding $250.0 million balance of the bridge loan facility, with the remainder used to repay commercial paper borrowings. Accordingly, $592.0 million of Short-term Borrowings was reclassified as Long-term Debt. The bridge loan facility was then cancelled.
     Long-term Debt
At September 2007, there was $112.7 million outstanding under the revolving credit portion of the international bank credit agreement. Of this amount, $49.3 million was classified as Long-term Debt because VF had the ability and intent to retain that amount as outstanding for the next 12 months and $63.4 million was classified as Current Portion of Long-term Debt, considering its anticipated payment within the next twelve months. This international bank credit agreement was replaced in October 2007 with a facility extending through 2012. See Note O.
Note H - Pension Plans
As discussed in Note B, VF adopted the balance sheet provisions of Statement 158 at the end of 2006 but continued to use a September 2006 measurement date, as permitted by the prior accounting rules. Effective at the beginning of 2007, VF elected to early adopt the measurement date provisions of Statement 158 by changing its annual measurement date from September to December. Accordingly, VF, along with its independent actuary, prepared a valuation of its pension plans’ assets and benefit obligations as of the beginning of 2007. The following summarizes the funded status of the plans as measured at the beginning of 2007, compared with the funded status as reported in the December 2006 balance sheet (based on the September 30, 2006 valuation):

	Beginning of	December
(Dollars in thousands)	2007	2006
Accumulated benefit obligations	$1,081,803	$1,061,790

Fair value of plan assets	$1,023,556	$973,733
Projected benefit obligations	1,139,941	1,120,523

Funded status	$(116,385)	$(146,790)

Assumptions used to determine benefit obligations:
Discount rate	5.95%	6.00%
Rate of compensation increase	4.00%	4.00%

Amounts included in the Consolidated Balance Sheets for the defined benefit plans are summarized as follows:

	September	December
(In thousands)	2007	2006
Current liabilities	$(3,300)	$(3,000)
Noncurrent liabilities	(113,296)	(143,790)
Accumulated other comprehensive (income) loss:
Deferred actuarial loss	155,610	195,310
Deferred prior service cost	17,182	20,070

	$56,196	$68,590

VF’s net periodic pension cost contained the following components:

	Three Months		Nine Months
	Ended September		Ended September
(In thousands)	2007	2006	2007	2006
Service cost — benefits earned during the year	$5,022	$5,507	$16,642	$16,521
Interest cost on projected benefit obligations	16,914	16,575	50,742	49,725
Expected return on plan assets	(20,652)	(18,188)	(61,956)	(54,564)
Amortization of:
Prior service cost	672	870	2,016	2,610
Actuarial loss	1,323	6,855	3,969	20,565

Net periodic pension cost	3,279	11,619	11,413	34,857

Amount allocable to discontinued operations	—	(3,635)	(1,612)	(10,905)

Net periodic pension cost — continuing operations	$3,279	$7,984	$9,801	$23,952

During the nine months of 2007, VF made contributions totaling $4.8 million to fund benefit payments for the Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $0.9 million of contributions to fund benefit payments for the SERP during the remainder of 2007. VF is not required under applicable regulations, and does not currently intend, to make a contribution to the qualified pension plan during 2007.
Note I — Business Segment Information
VF’s businesses are grouped into five product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions represent VF’s reportable business segments. Financial information for VF’s reportable segments is presented below:

	Three Months Ended September		Nine Months Ended September
(In thousands)	2007	2006	2007	2006
Coalition revenues:
Jeanswear	$758,485	$738,171	$2,174,691	$2,080,161
Outdoor	806,113	658,987	1,791,611	1,415,679
Imagewear	267,470	215,743	711,046	598,204
Sportswear	172,964	183,995	475,055	488,226
Contemporary Brands	32,667	—	32,667	—
Other	35,460	13,202	79,101	34,763

Total coalition revenues	$2,073,159	$1,810,098	$5,264,171	$4,617,033

Coalition profit:
Jeanswear	$135,727	$117,766	$366,617	$329,639
Outdoor	161,305	139,606	298,012	232,553
Imagewear	41,553	33,734	98,059	92,892
Sportswear	17,110	24,919	45,918	63,257
Contemporary Brands	4,854	—	4,854	—
Other	530	405	2,988	(522)

Total coalition profit	361,079	316,430	816,448	717,819

Corporate and other expenses	(28,206)	(26,737)	(98,039)	(93,653)
Interest, net	(17,147)	(14,396)	(38,879)	(38,221)

Income from continuing operations before income taxes	$315,726	$275,297	$679,530	$585,945

Since their dates of acquisition, operating results of Eagle Creek and The North Face — China are included in the Outdoor Coalition, results of Majestic are included in the Imagewear Coalition and results of Seven For All Mankind and lucy activewear are included in the newly-formed Contemporary Brands Coalition.
Note J — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired, of 10,042,686 at September 2007, 5,775,810 at December 2006 and 5,775,810 at September 2006. In addition, 279,198 shares of VF Common Stock at September 2007, 261,458 shares at December 2006 and 265,863 shares at September 2006 were held in trust for deferred compensation plans. These shares are treated for financial accounting purposes as treasury stock at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none have been issued.
Activity for 2007 in the Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Common	Additional	Retained
(In thousands)	Stock	Paid-in Capital	Earnings
Balance, December 2006	$112,185	$1,469,764	$1,806,875
Net income	—	—	427,213
Cash dividends on Common Stock	—	—	(182,831)
Purchase of treasury stock	(4,116)	—	(345,884)
Changes in accounting policies (Note B)	—	—	(6,085)
Stock compensation plans, net	1,668	131,944	(13,306)

Balance, September 2007	$109,737	$1,601,708	$1,685,982

Other comprehensive income consists of changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months		Nine Months
	Ended September		Ended September
(In thousands)	2007	2006	2007	2006
Net income	$207,207	$197,707	$427,213	$424,924

Other comprehensive income (loss):
Foreign currency translation
Amount arising during the period	50,862	24,590	61,098	41,152
Reclassification to net income during the period (Note D)	(5,622)	—	44,569	—
Defined benefit pension plans
Reclassification to net income during the period	2,107	—	5,985	—
Unrealized gains (losses) on derivative financial instruments
Amount arising during the period	(13,136)	6,761	(20,949)	(6,455)
Reclassification to net income during the period	5,719	2,329	6,483	(3,124)
Unrealized gains (losses) on marketable securities
Amount arising during the period	(3,027)	2,420	(6,666)	(5,472)
Income tax benefit related to components of other comprehensive income (loss)	(8,201)	(11,274)	(19,077)	(17,255)

Other comprehensive income (loss)	28,702	24,826	71,443	8,846

Comprehensive income	$235,909	$222,533	$498,656	$433,770

Accumulated Other Comprehensive Income (Loss) for 2007 is summarized as follows:

	Foreign		Defined	Derivative
	Currency		Benefit	Financial	Marketable
(In thousands)	Translation		Pension Plans	Instruments	Securities	Total
Balance December 2006	$(3,787)		$(132,776)	$2,448	$10,463	$(123,652)
Adjustments to adopt measurement date provisions of Statement 158 (Note B):
Change in measurement date	—		20,115	—	—	20,115
Transition adjustment	—		2,460	—	—	2,460
Other comprehensive income (loss)	76,716	*	3,623	(8,923)	27	71,443

Balance, September 2007	$72,929		$(106,578)	$(6,475)	$10,490	$(29,634)

*	Included transfers of $30.8 million to Consolidated Statement of Income — Discontinued Operations on sale of intimate apparel business and of $3.7 million to Marketing, Administrative and General on sale of H.I.S business. See Note D.

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
Also during the first quarter of 2007, VF granted 238,680 performance-based restricted stock units. Participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares that will be earned, if any, will be based on VF’s performance over that period. The grant date fair value of the restricted stock units was $77.00 per unit.
Note L – Income Taxes
The effective income tax rate was 33.9% for the first nine months of 2007 and 31.2% for the full year 2006. The prior year rate included the favorable impact from tax audit settlements and utilization of accumulated net operating losses in foreign jurisdictions.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. With limited exceptions, VF is not subject to examination by tax authorities for years prior to 2001. In the United States, Internal Revenue Service (“IRS”) examinations for tax years 1995 through 1999 are settled, the statutes of limitations have expired for tax years 2000 and 2001, and tax years 2002 and 2003 are in the appeals process with the IRS. VF is under examination by the U.K. Inland Revenue for tax years 2001 through 2004, and settlement discussions are underway. Tax years 1998 to 2002 are under examination by the State of North Carolina, and tax years 2003 to 2005 are under examination by the State of Alabama.
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

Note M – Earnings Per Share
Earnings per share were computed as follows:

	Three Months Ended September		Nine Months Ended September
(In thousands, except per share amounts)	2007	2006	2007	2006
Basic earnings per share:
Income from continuing operations	$209,317	$185,957	$449,200	$393,658
Less Preferred Stock dividends	—	—	—	646

Income available for Common Stock	$209,317	$185,957	$449,200	$393,012

Weighted average Common Stock outstanding	109,671	110,802	110,689	110,179

Basic earnings per share from continuing operations	$1.91	$1.68	$4.06	$3.57

Diluted earnings per share:
Income from continuing operations	$209,317	$185,957	$449,200	$393,658

Weighted average Common Stock outstanding	109,671	110,802	110,689	110,179
Effect of dilutive securities:
Preferred Stock	—	—	—	637
Stock options and other	2,753	2,260	2,879	1,833

Weighted average Common Stock and dilutive securities outstanding	112,424	113,062	113,568	112,649

Diluted earnings per share from continuing operations	$1.86	$1.64	$3.96	$3.49

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

Note O – Subsequent Events
In October 2007, the VF Board of Directors declared a quarterly cash dividend of $0.58 per share, an increase of $0.03 per share. The dividend is payable on December 20, 2007 to shareholders of record as of the close of business on December 10, 2007.
On October 15, 2007, VF issued $250.0 million of 5.95% senior notes due in 2017 and $350.0 million of 6.45% senior notes due in 2037. The notes are unsecured obligations that rank equally with all existing and future unsecured and unsubordinated indebtedness. Net proceeds of $592.0 million were used to repay the then-outstanding $250.0 million balance of the bridge loan facility, with the remainder used to repay commercial paper borrowings.
On October 15, 2007, VF entered into a five year $1.0 billion senior unsecured committed revolving bank credit facility. Terms and conditions of this credit facility are substantially the same as the former $750.0 million revolving credit facility, which it replaced. (See Form 8-K filed with the Securities and Exchange Commission on October 18, 2007.) Also on October 26, 2007, VF entered into a five year €250.0 million ($357.1 million U.S. dollar equivalent) senior unsecured committed international revolving bank credit facility. Terms and conditions of this international credit facility are substantially the same as the former international revolving credit facility, which it replaced. (See Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Highlights of the third quarter of 2007 included:
•	Revenues, income and earnings per share from continuing operations for the third quarter were each at record levels.

•	Revenues increased 15% over the prior year quarter to $2,073.2 million, driven by higher revenues across the Outdoor, Jeanswear and Imagewear business coalitions, with a 9% increase coming from organic growth and 6% from acquisitions.

•	Income from continuing operations increased 13% to $209.3 million, compared with $186.0 million in the prior year quarter, resulting from the strong performance of our Outdoor, Jeanswear and Imagewear Coalitions. Earnings per share from continuing operations also increased 13% to $1.86. (All per share amounts are presented on a diluted basis.)

•	On August 27, 2007, VF acquired lucy activewear, inc. (“lucy activewear”), a rapidly growing chain of retail stores marketing lucy® brand women’s activewear. On August 31, 2007, VF acquired Seven For All Mankind, LLC (“Seven For All Mankind”), marketer of the rapidly growing 7 For All Mankind® brand of women’s and men’s premium denim jeanswear and related apparel products in the United States and Europe. The lucy activewear business, with current revenues of approximately $57 million, and Seven For All Mankind business, with current revenues of approximately $300 million, formed the foundation for the new lifestyle brand-based Contemporary Brands Coalition. These acquisitions – together with the acquisitions earlier in the year of Eagle Creek, Inc. (“Eagle Creek”), substantially all the operating assets of Majestic Athletic, Inc. (“Majestic”) and specific brand-related assets of our former licensee of the The North Face® brand in China and Nepal – are collectively referred to as the “2007 Acquisitions.”

•	In October 2007, the Board of Directors declared a quarterly cash dividend of $0.58 per share, representing a $0.03 per share increase in the quarterly dividend amount, payable in December 2007.
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
The sales transaction excluded these marketable securities, which remained unsold at the end of the second quarter. Because the anticipated gain on these securities will not be recognized until sold, the loss on disposal was increased in the second quarter by the amount of the unrealized gain ($17.2 million) included in the recorded 2006 impairment. Other adjustments to the loss on disposal in the second quarter included (i) income tax adjustments of the purchase price allocation and (ii) final determination of the sales price, resulting in increases to the loss on disposal of $7.1 million.
Future changes to the loss on disposal may result from the sale of the marketable securities and the impact, if any, of settling retained liabilities, including those related to income taxes. All adjustments to the loss on disposal will be recorded when realized. Management intends to complete the sale of the marketable securities and settle all remaining liabilities by the end of 2007.
See Note D to the consolidated financial statements.
Analysis of Results of Continuing Operations
Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2006:

	Third Quarter	Nine Months
	2007 Compared	2007 Compared
(In millions)	with 2006	with 2006
Total revenues - 2006	$1,810	$4,617
Organic growth	163	441
Acquisitions in current year	92	181
Acquisition in prior year (to anniversary date)	8	25

Total revenues - 2007	$2,073	$5,264

The increase in Total Revenues in the third quarter and first nine months of 2007 was due primarily to organic revenue growth within the Outdoor and Jeanswear coalitions. The 2007 Acquisitions added revenues of $92 million in the third quarter and $181 million during the first nine months of 2007. In addition, the joint venture in India, formed in 2006, contributed an additional $8 million in the 2007 quarter and $25 million in the nine month period of 2007. Additional details on revenues are provided in the section titled “Information by Business Segment.”
In 2006, 26% of Total Revenues were in international markets. In translating foreign currencies into the U.S. dollar, a weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its international business (primarily the European euro countries) positively impacted revenue comparisons by $36 million in the third quarter of 2007 and $92 million in the first nine months of 2007, compared with the 2006 periods. The average translation rate for the euro was $1.36 per euro during the first nine months of 2007, compared with $1.24 during the first nine months of 2006. The U.S. dollar has continued to weaken in recent months, resulting in a translation rate of $1.41 per euro at the end of September 2007. If the currency translation rates were to remain at current levels, reported revenues for the remainder of 2007 would also be positively affected when compared with 2006.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months Ended September		Nine Months Ended September
	2007	2006	2007	2006
Gross margin (total revenues less cost of goods sold)	43.9%	43.8%	43.5%	43.5%

Marketing, administrative and general expenses	27.9%	27.9%	29.9%	30.1%

Operating income	16.0%	15.9%	13.6%	13.4%

Gross margin as a percentage of Total Revenues for the third quarter of 2007 increased 0.1% from the prior year quarter to 43.9%, with an improvement of 0.3% due to the changing mix of our businesses resulting from revenue growth in our higher margin Outdoor businesses, partially offset by a 0.2% impact from an accounting reclassification of certain expenses previously classified in Marketing, Administrative and General. For the nine months, an improvement of 0.2% in margins earned was offset by the impact of the accounting reclassification.
Marketing, Administrative and General Expenses as a percentage of Total Revenues was 27.9% for both quarterly periods. The 2007 quarter’s percentage comparison benefited by 0.2% from the accounting reclassification discussed above as well as reduced distribution and other investment spending as a percentage of sales, as compared with the 2006 quarter. These benefits were offset by higher expense relationships in the 2007 quarter from the impact of acquisitions, including amortization of intangible assets, and the changing mix of our businesses toward those with higher expense percentages, specifically our growing Outdoor businesses. The lower percentage relationship in the nine month period resulted from the inclusion of the net gain on the sale of H.I.S® trademarks and related intellectual property in the second quarter of 2007 and the impact of the accounting reclassification discussed above, offset in part by higher percentages resulting from the changing mix of our businesses.
Interest income increased $3.3 million in the first nine months of 2007 due to an increase in interest rates and higher cash levels resulting primarily from the proceeds of the sale of the global intimate apparel business received in April 2007. Interest expense increased $3.5 million in the third quarter and $4.0 million in the first nine months of 2007, reflecting higher borrowings and interest rates on short-term debt. The weighted average interest rate on outstanding debt increased to 6.4% for the first nine months of 2007 from 6.0% for the comparable period of 2006. Average interest-bearing debt outstanding totaled $922 million for the first nine months of 2007 and $910 million for the comparable period of 2006.
The effective income tax rate was 33.9% for the first nine months of 2007 and 32.8% for the comparable period in 2006. The prior year rate included the favorable impact from tax audit settlements and utilization of accumulated net operating losses in foreign jurisdictions. The effective income tax rate for the first nine months of 2007 was based on the expected annual rate of approximately 34% for the full year, adjusted for discrete events arising during the respective periods.
Income from Continuing Operations increased 13% to $209.3 million from $186.0 million in the third quarter of 2006. Earnings per share from continuing operations also increased 13% to $1.86 from $1.64 in the prior year quarter. In the first nine months of 2007, Income from Continuing Operations increased 14%

to $449.2 million, compared with $393.7 million in the prior year period, with earnings per share increasing 13% to $3.96 from $3.49. The lower percentage increase in earnings per share, versus Income from Continuing Operations, in the nine months reflected the effect of higher diluted shares outstanding in the 2007 period resulting from a higher level of stock option exercises and a higher dilutive impact from stock-based compensation. In addition, in translating foreign currencies into the U.S. dollar, there was a $0.05 favorable impact on earnings per share in the 2007 quarter and an $0.11 favorable impact on earnings per share in the 2007 nine months, compared with the prior year periods.
Including discontinued operations, we reported net income of $207.2 million for the third quarter of 2007, a 5% increase over the 2006 quarter, and net income of $427.2 million for the first nine months of 2007, a 1% increase over the prior year period.
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
The following tables present a summary of the changes in our Total Revenues by coalition for the third quarter and first nine months of 2007:

	Third Quarter
					Contemporary
(In millions)	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Other
Revenues - 2006	$738	$659	$216	$184	$—	$13
Organic growth	12	132	7	(11)	—	23
Acquisitions in current year	—	15	44	—	33	—
Acquisition in prior year	8	—	—	—	—	—

Revenues - 2007	$758	$806	$267	$173	$33	$36

	Nine Months
					Contemporary
(In millions)	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Other
Revenues - 2006	$2,080	$1,416	$598	$488	$—	$35
Organic growth	70	343	(3)	(13)	—	43
Acquisitions in current year	—	33	116	—	33	—
Acquisition in prior year	25	—	—	—	—	—

Revenues - 2007	$2,175	$1,792	$711	$475	$33	$78

Jeanswear:
Jeanswear Coalition revenues increased 3% in the quarter, driven by a 13% increase in the international businesses. The increase in international businesses was led by strong performance of our Lee® and

Wrangler® brands in Europe, growth in excess of 40% from our jeans businesses in China and healthy revenue gains in Canada, Mexico and Russia. Domestic jeanswear revenues declined slightly in the quarter, reflecting softer retail market conditions and a warmer weather start to the fall season impacting early sales of seasonal products. For the nine month period ended September 2007, Jeanswear Coalition revenues increased 5%, with international revenues increasing 14% while domestic revenues were flat. The joint venture in India contributed $8 million to revenues in the third quarter of 2007 (prior to the anniversary date of its August 2006 acquisition) and $25 million in the first nine months of 2007. Foreign currency translation also positively impacted 2007 revenues by $15 million, or 2%, in the quarter and by $40 million, or 2%, in the nine month period.
Jeanswear Coalition Profit increased 15% in the third quarter of 2007, with operating margins increasing to 17.9% from 16.0% in the third quarter of 2006. The operating margin improvement in the quarter was attributed primarily to higher gross margins resulting from (i) growth in our international jeans businesses, where margins are higher than domestic businesses, (ii) improved operating efficiencies and (iii) actions taken in the prior year to reduce product cost and improve product development capabilities. Operating margins increased to 16.9% in the first nine months of 2007 from 15.8% in the prior year period. Approximately 0.4% of the improvement in the nine month period was driven by the net gain on the sale of H.I.S® trademarks and related intellectual property in the second quarter of 2007. Operating margins in the nine month period of 2007 also benefited from growth in our international jeans businesses.
Outdoor:
Revenues in our Outdoor businesses increased 22% in the third quarter of 2007 and 27% in the nine month period, compared with the prior year periods. Organic revenue growth was 20% in the third quarter of 2007 and 24% in the nine month period, consisting of strong global unit volume gains in The North Face®, Vans®, Kipling® and Napapijri® brands. The acquisitions of Eagle Creek and specific brand-related assets of a former licensee of the The North Face® brand in China and Nepal added $15 million to revenues in the quarter and $33 million in the nine month period. Foreign currency translation positively impacted 2007 revenues by $21 million, or 3%, in the quarter and $52 million, or 4%, in the first six months.
Operating margins remained as the highest within VF, but declined in the quarter to 20.0% from 21.2% resulting from lower gross margins related to the sale of distressed inventory. Operating margins for the nine months ended September 2007 increased to 16.6% from 16.4% in the prior year period due to the stronger revenue growth in our international operations where operating margins are higher and the benefit of strong revenue growth resulting in improved leverage of certain operating expenses.
Imagewear:
Coalition Revenues increased 24% in the third quarter of 2007 and 19% for the nine month period primarily due to the Majestic acquisition, which added $44 million in the quarter and $116 million in the nine month period. Organic growth of 4% in the third quarter was driven by a 12% increase in licensed sports apparel sales due to a strong start to the National Football League season and strong Major League Baseball playoff business.
Operating margins were flat compared with the prior year quarter. Operating margins of the organic Imagewear businesses improved 0.8%, driven by reduced administrative spending as a percentage of sales. Offsetting this improvement was the higher selling, general and administrative expense relationships of the newly acquired Majestic® brand. Operating margins declined to 13.8% from 15.5% for the nine month period, resulting from business and product mix changes, compared with very strong operating results in the prior year period.
Sportswear:
Coalition Revenues declined 6% in the quarter and were 3% lower for the nine month period of 2007,

compared with the prior year. Revenues in our Nautica® brand sportswear business declined 10% in the quarter and 6% for the nine month period of 2007 due primarily to a shift in allowed shipping dates from most of the brand’s department store customers and overall weakness in the department store channel of distribution. Our Kipling® and John Varvatos® businesses experienced double-digit gains in revenues in both periods.
Operating margins declined to 9.9% from 13.5% in the prior year quarter and to 9.7% from 13.0% for the nine month period due to the impact of revenue decreases in the Nautica® brand without comparable expense reduction and increased promotional and administrative spending. We expect more favorable comparisons in the fourth quarter, with revenues and operating margins more consistent with prior year levels.
Contemporary Brands:
From the dates of acquisition of the Seven For All Mankind and lucy activewear businesses, revenues totaled $32.7 million and operating income totaled $4.9 million, with profits resulting from the Seven For All Mankind business.
Other:
The Other business segment consists of our VF Outlet business. VF Outlet’s retail sales and profit of non-VF products are reported in this business segment, while VF Outlet’s retail sales and profit of VF products are reported as part of the operating results of the respective coalitions. Prior to the second quarter of 2007, VF Outlet’s sales of intimate apparel products were reported as part of VF’s former Intimate Apparel Coalition, now presented as discontinued operations. Since the sale, VF Outlet is purchasing intimate apparel products primarily from the formerly owned intimate apparel business on an arms-length negotiated basis. These revenues are reported in the Other business segment. The sale agreement of the intimate apparel business did not include any product purchase commitments.
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
Corporate and Other Expenses consist of corporate headquarters expenses that are not allocated to the coalitions and other expenses related to but not allocated to the coalitions for internal management reporting, including development costs for management information systems, costs of maintaining and enforcing VF’s trademarks and miscellaneous consolidating adjustments. Also included in these expenses are costs of transition services for VF’s intimate apparel business sold in April 2007, net of related reimbursements.
Analysis of Financial Condition
Balance Sheets
Accounts Receivable increased 17% at September 2007 over September 2006, while there was a 14% increase in wholesale revenues in the third quarter. The third quarter revenue increase included a 20% increase over the prior year’s quarter in our European businesses, where payment terms are substantially longer than those of our U.S. businesses. In addition, sales also increased significantly in our domestic outdoor businesses, where payment terms are somewhat longer than the overall average for VF. The balance at September 2007 also included accounts receivable for Seven For All Mankind existing at its August 31, 2007 acquisition date that had not yet been collected. Receivables are higher at the end of September 2007 than at the end of 2006 due to seasonal sales patterns.

Inventories at September 2007 increased 25% over the prior year due primarily to an expected 18% growth in revenues in the fourth quarter of 2007. The increase was also impacted by the recent acquisitions, where days of inventory on hand in the earlier periods of VF ownership are higher than the overall VF average. In addition, days in Outdoor Coalition inventories have been increased to better service our customers, and Sportswear Coalition inventory levels exceeded prior year levels due to lower shipments. Inventory levels at September 2007 increased over December 2006 due to higher seasonal requirements of our businesses, the impact of recent acquisitions and the increase in Outdoor Coalition inventories discussed above.
Property, Plant and Equipment increased at September 2007 over September 2006 due to the impact of the 2007 Acquisitions and because capital spending, including investments in new retail stores and distribution centers, exceeded depreciation expense.
Intangible Assets and Goodwill increased as a result of the 2007 Acquisitions and foreign currency translation. See Notes E and F to the Consolidated Financial Statements.
Other Assets declined since September 2006 due to the elimination of an intangible asset recognized under previous pension accounting rules (see Notes B and H to the Consolidated Financial Statements), offset in part since December 2006 by an increase in assets held under deferred compensation plans.
In August 2007, VF entered into a $400.0 million bridge loan facility with two banks in conjunction with the acquisitions of Seven For All Mankind and lucy activewear. Short-term Borrowings at September 2007 consisted of (i) $350.0 million outstanding under the bridge loan facility, (ii) $667.7 million of domestic commercial paper borrowings and (iii) $35.3 million of international borrowings. Short-term borrowings at September 2007 were significantly higher than normal levels due to the acquisitions of Seven For All Mankind and lucy activewear in August 2007 for a net cash consideration of $873.2 million. On October 15, 2007, VF issued $600.0 million of senior notes (see Note O to the Consolidated Financial Statements). Proceeds of $592.0 million were used to repay amounts outstanding under the bridge loan facility and commercial paper. Accordingly, that amount of Short-term Borrowings was reclassified to Long-term Debt. The bridge loan facility, after the repayment, was cancelled. Overall, the extent of short-term borrowings varies throughout the year in relation to changes in working capital requirements and other investing and financing needs.
Accounts Payable at September 2007 increased over December 2006 and September 2006 due primarily to increased inventory levels discussed above and the impact of the 2007 Acquisitions.
Accrued Liabilities increased at September 2007 from December 2006 due to (i) an increase in accrued income taxes resulting from higher profitability and timing of tax payments, (ii) the impact of the 2007 Acquisitions and (iii) seasonal increases and growth-related factors in our businesses. The increase of the September 2007 balance over the September 2006 balance was due to higher accrued income taxes, the impact of the 2007 Acquisitions and growth-related factors in our businesses.
Total Long-term Debt at September 2007, including the current portion, increased from the level at September 2006 due to the long-term classification of $592.0 million of Short-term Borrowings used to finance the Seven For All Mankind and lucy activewear acquisitions. See Note O to the Consolidated Financial Statements. Long-term Debt at September 2007 also included $11.2 million assumed in the August acquisition of Seven For All Mankind. The Current Portion of Long-term Debt at September 2007 included a $63.4 million U.S. dollar equivalent borrowed under the international bank credit agreement.
Other Liabilities declined since September 2006 due primarily to changes in the recognition of defined benefit pension liabilities (see Notes B and H to the Consolidated Financial Statements). This decline was offset in part by an increase in deferred compensation liabilities and the Majestic earnout liability (see Note C to the Consolidated Financial Statements), which also contributed to the increase in Other Liabilities from December 2006 to September 2007.
Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	September	December	September
(Dollars in millions)	2007	2006	2006
Working capital	$1,431.7	$1,563.2	$1,519.7

Current ratio	1.9 to 1	2.5 to 1	2.2 to 1

Debt to total capital ratio	33.7%	19.5%	24.3%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity.
On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of net income and changes in investments in inventories and other working capital components. Our cash flow from operations is typically low in the first six months of the year as we build working capital to service our operations for the balance of the year. Cash provided by operating activities is substantially higher in the fourth quarter of the year due to the high collection of accounts receivable during that quarter and overall lower working capital requirements. For the nine months through September 2007, cash provided by operating activities of continuing operations was $165.8 million, compared with cash used by operating activities of $0.2 million in the comparable 2006 period. The 2006 period included a $75.0 million pension plan contribution that did not recur in 2007. In addition, net changes in operating assets and liabilities resulted in a usage of funds of $430.8 million for the nine months ended September 2007, compared with a higher usage of funds of $484.7 million for the period ended September 2006. See the Balance Sheets section above for a discussion of significant changes in operating assets and liabilities.
During the first nine months of 2007, cash used by discontinued operations was $13.2 million, compared with cash provided of $23.4 million in the prior year period. The use of funds in 2007 was due to the seasonal build in working capital during the first quarter of 2007, which is the only period that VF owned the intimate apparel businesses during 2007.
In addition to cash provided by operating activities, VF has significant liquidity based on its available debt capacity supported by its strong credit rating. At the end of September 2007, VF had a $750.0 million unsecured committed bank facility that was available for general corporate needs as well as supporting commercial paper borrowings. Any issuance of commercial paper reduces the amount available under the bank facility. At the end of September 2007, $72.2 million was available for borrowing under the credit agreement. Commercial paper outstanding and supported by the facility was $667.7 million at September 2007. Also, $10.1 million of standby letters of credit were issued under the agreement.
In August 2007, VF entered into a $400.0 million bank bridge loan facility. At September 2007, $350.0 million was outstanding under this facility to support the financing needs of the Seven For All Mankind and lucy activewear acquisitions. In October 2007, borrowings under the bridge loan facility were repaid with proceeds from the issuance of $600.0 million in long-term unsecured notes (registered under the Securities

Act pursuant to a Registration Statement on Form S-3), and the bridge loan facility was cancelled. The remainder of the proceeds of the debt issue was used to repay commercial paper borrowings.
In addition, VF also had a $246.6 million U.S. dollar equivalent unsecured committed revolving credit facility under an international bank credit agreement. At the end of September 2007, a U.S. dollar equivalent of $133.9 million was available for borrowing under the agreement, with $112.7 million outstanding.
In October 2007, VF entered into a five year $1.0 billion unsecured committed bank facility, which replaced the previously mentioned $750.0 million bank facility. Also in October 2007, VF entered into a five year €250 million ($357.1 million U.S. dollar equivalent) unsecured committed revolving credit facility under an international bank credit agreement, which replaced the previously mentioned international bank credit agreement. See Note O to the Consolidated Financial Statements.
The principal investing activities in the first nine months of 2007 included total cash payments of $1,054.5 million for business acquisitions and $79.1 million for capital expenditures, offset by the receipt of $348.7 million of net proceeds from the sale of our intimate apparel businesses. Capital spending was comparable with the prior year period, with spending primarily related to retail and distribution investments. We expect that capital spending could reach $140 million for the full year of 2007, which will be funded by operating cash flows.
During the first nine months of 2007, VF purchased 4.1 million shares of its Common Stock in open market transactions at a cost of $350.0 million (average price of $85.03 per share) and in the first nine months of 2006 purchased 2.0 million shares at a cost of $118.6 million (average price of $59.29 per share). Share repurchase activity during the first nine months of 2007 reduced the total approved repurchase authorization to 5.2 million shares as of the end of September 2007. The long-term objective of our share repurchase program is to reduce the impact of dilution caused by the issuance of stock under stock compensation programs. The 4.1 million shares purchased in the first nine months of 2007 was related to our plan to use the proceeds from the sale of our intimate apparel businesses to repurchase shares. Management will evaluate future share repurchases from time-to-time depending on our common stock share price, stock option exercises and funding required to support business acquisitions and other opportunities.
The Board of Directors increased the quarterly dividend rate by 90%, from $0.29 to $0.55 per share, starting with the dividend paid in June 2006. The higher quarterly dividend rate in 2007, compared with 2006, resulted in a $28.1 million increased usage of funds in the first nine months of 2007 over the comparable period in the prior year. In October 2007, the Board of Directors declared a quarterly cash dividend of $0.58 per share, representing a $0.03 per share increase in the quarterly dividend amount, payable in December 2007.
In October 2007, Standard & Poor’s Ratings Services affirmed its ‘A minus’ corporate credit rating, ‘A-2’ commercial paper rating and ‘stable’ outlook for VF. Standard & Poor’s also assigned its ‘A minus’ senior unsecured debt rating to VF’s $600.0 million unsecured senior notes issued in October 2007. In August 2007, Moody’s Investors Service affirmed VF’s long-term debt rating of ‘A3’, commercial paper rating of ‘Prime-2’ and ‘stable’ outlook. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the $600.0 million of senior notes, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.
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
•	Minimum royalty and related advertising obligations increased by approximately $440 million from the 2006 year-end primarily due to commitments in our 2007 Acquisitions.

•	In October 2007, VF issued $250.0 million of notes due in 2017 and $350.0 million of notes due in 2037. Required principal and interest payments on this new debt aggregate $1,426.0 million over the terms of these notes, with interest payments of $37.5 million in each of 2008 through 2011.
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
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the United States of America. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our 2006 Form 10-K.
The application of these accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in our 2006 Form 10-K. There have been no material changes in these policies, except for those mentioned in Note B to the Consolidated Financial Statements.
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

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs (1)
July 1 - July 28, 2007	—	$—	—	5,204,000
July 29 - August 25, 2007	—	—	—	5,204,000
August 26 - September 29, 2007	—	—	—	5,204,000

Total	—		—

(1)	Management will evaluate future share repurchases from time-to-time depending on stock option exercises and funding required to support business acquisitions and other opportunities. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold shares of issuable Common Stock in settlement of a participant’s performance restricted stock units. The number of shares to withhold is based on the aggregate fair market value equal to any federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were no shares withheld under the Mid-Term Incentive Plan during the third quarter of 2007.
Item 6 – Exhibits
31.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Mackey J. McDonald, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)
By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: November 6, 2007
	By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)