Form 10-K
period 2007-12-29
V F CORP
filed 2008-02-26
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
Commission file number: 1-5256
V. F. CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1180120 (I.R.S. employer identification number)
105 Corporate Center Boulevard
Greensboro, North Carolina 27408
(Address of principal executive offices)
(336) 424-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, without par value, stated capital $1 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES ☐ NO ☑
The aggregate market value of Common Stock held by non-affiliates (i.e., persons other than officers, directors and 5% stockholders) of V.F. Corporation on June 30, 2007, the last day of the registrant’s second fiscal quarter, was approximately $5,697,000,000, based on the closing price of the shares on the New York Stock Exchange.
As of January 26, 2008, there were 109,642,031 shares of Common Stock of the registrant outstanding.

Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
This document (excluding exhibits) contains 113 pages.
The exhibit index begins on page 63.
PART I
Item 1. Business.
V.F. Corporation, organized in 1899, is a worldwide leader in branded lifestyle apparel and related products. Unless the context indicates otherwise, the terms “VF,” “we,” “us” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries. Our stated vision is: VF will grow by building lifestyle brands that excite consumers around the world.
For over 100 years, VF has grown by offering consumers high quality, high value branded apparel and related products. Since 2004, we have been implementing a growth plan that is transforming VF’s mix of business to include more lifestyle brands. Lifestyle brands are those brands that connect closely with consumers because they are aspirational and inspirational; they reflect consumers’ specific activities and interests. Lifestyle brands generally extend across multiple product categories and have high margins and strong revenue growth rates. Accordingly, this transformation has included the acquisitions of several growing lifestyle brands, such as Vans®, Reef®, Kipling®, Napapijri®, 7 For All Mankind® and lucy®. At the same time, we have continued to make investments in our other businesses, such as extension of The North Face® brand to new product categories and new markets, investments in our Nautica® men’s and women’s sportswear and in Nautica® brand equity, expansion of Lee®, Wrangler® and other brands into Asian and Eastern European markets, and acquisitions of the Majestic® brand of athletic apparel and of a business having rights to market the licensed Harley-Davidson® brand for apparel.

An important step in the continued transformation of VF was the sale in 2007 of our women’s intimate apparel business, which had lower profit and growth prospects. This business, which had 2006 revenues in excess of $800 million, included all of VF’s domestic and international women’s intimate apparel business units. The women’s intimate apparel business is separately reported as discontinued operations in this Annual Report. The remaining discussion of VF’s business, unless otherwise stated, is focused on VF’s continuing operations. See additional discussion in Note C to the Consolidated Financial Statements, included at Item 8 of this report, regarding our discontinued operations.
Accordingly, with acquisitions of growing lifestyle brands and the sale of our women’s intimate apparel business, VF is a far different company today than it was four years ago. And with the continuing execution of our growth plan, VF is expected to be a different company five years from now.
VF is a highly diversified apparel company — across brands, product categories, channels of distribution and geographies. VF owns a broad portfolio of brands in the jeanswear, outerwear, packs, footwear, sportswear and occupational apparel. These products are marketed to consumers shopping in specialty stores, upscale and traditional department stores, national chains and mass merchants. In addition, many products are sold directly to consumers through VF-operated retail stores and internet sites, as well as monobrand retail stores operated by independent parties. A global company, VF derives 28% of its revenues from outside the United States, primarily in Europe, Canada, Latin America and Asia. VF products are also sold in some geographic areas through licensees and distributors. To provide many types of products across numerous channels of distribution in different geographic areas, we have implemented a strategy that balances efficient and flexible internally-owned manufacturing with sourcing of finished goods from independent contractors. An array of state-of-the-art technologies enable us to get the right products to our customers at the right time.
VF’s businesses are organized primarily into product categories, and by brands within those categories, for both management and internal financial reporting purposes. These groupings of businesses are called “coalitions” and consist of the following: Jeanswear, Outdoor, Imagewear, Sportswear and Contemporary Brands. The Contemporary Brands Coalition was formed in August 2007 with the acquisitions of Seven For All Mankind, LLC and lucy activewear, inc. These coalitions are treated as reportable segments for financial reporting purposes. Coalition management has responsibility to build their brands, with certain financial, administrative and systems support and disciplines provided by consolidated functions within VF.
We consider our Outdoor, Sportswear and Contemporary Brands coalitions to be our lifestyle coalitions. These are VF’s growth engines, where we expect long-term revenue and profit growth at a mid-single digit to low-double digit rate. Our Jeanswear and Imagewear coalitions are our heritage businesses where our focus is on strong profitability and cash flows, with revenue growth at a low-single digit rate.
The following table summarizes VF’s primary owned and licensed brands by coalition:

	Primary	Primary
Coalition	Brands	Products

Jeanswear	Wrangler®	denim and casual bottoms, tops
	Wrangler Hero®	denim bottoms
	Lee®	denim and casual bottoms, tops
	Riders®	denim and casual bottoms, tops
	Rustler®	denim and casual bottoms, tops
	Timber Creek by Wrangler®	casual bottoms, tops

Outdoor	The North Face®	performance-oriented apparel, footwear, outdoor gear
	Vans®	skateboard-inspired footwear, apparel
	JanSport®	backpacks, luggage, apparel
	Eastpak®	backpacks, apparel
	Kipling®	handbags, backpacks, luggage, accessories (except in North America)
	Napapijri®	premium outdoor apparel
	Reef®	surf-inspired footwear, apparel
	Eagle Creek®	luggage, packs, travel accessories

Imagewear	Red Kap®	occupational apparel
	Bulwark®	occupational apparel
	Majestic®	athletic apparel
	MLB® (licensed)	licensed athletic apparel
	NFL® (licensed)	licensed athletic apparel
	Harley-Davidson® (licensed)	licensed apparel

Sportswear	Nautica®	fashion sportswear, denim bottoms, sleepwear, accessories
	John Varvatos®	luxury men’s apparel, footwear, accessories
	Kipling®	handbags, backpacks, luggage, accessories (in North America)

Contemporary Brands	7 For All Mankind®	premium denim bottoms, sportswear
	lucy®	women’s activewear
Financial information regarding VF’s coalitions, as well as geographic information and sales by product category, are included in Note R to the Consolidated Financial Statements, which are included at Item 8 of this report.
Jeanswear Coalition
The Jeanswear Coalition markets jeanswear and related casual products in the United States and in many international markets. The largest of these brands, the Lee® and Wrangler® brands, have long-standing traditions as authentic American jeans brands as they were established in 1889 and 1947, respectively, and have strong market positions. Lee® and Wrangler® products are sold in nearly every developed country. Products also include shorts, casual pants, knit and woven tops and outerwear, which are designed to complement the jeanswear products and have helped to extend our brands.

In domestic markets, Lee® products are sold primarily through national chain stores and specialty stores. Wrangler® westernwear is marketed through western specialty stores. The Wrangler Hero®, Rustler® and Riders® brands are marketed to mass merchant and regional discount stores. Overall, VF’s jeans brands are sold in the U.S. marketplace in channels where there is significant volume and less fashion risk. Despite significant competitive activity, VF’s domestic jeanswear revenues have been stable in recent years. Including all of its jeanswear brands, we believe that VF has the largest unit market share of jeans in the United States and is one of the largest marketers of jeans in the world. We also market cotton casual pants under the Lee Casuals®, Timber Creek by Wrangler® and Wrangler® Khakis brands.
We believe our vendor managed inventory and retail floor space management programs with several of our major retailer customers give us a competitive advantage in our domestic jeanswear business. We receive point-of-sale information from these customers on a daily basis, on an individual store and style-size-color stockkeeping unit (“SKU”) level. We then ship products based on that data to ensure the customers’ selling floors are appropriately stocked with products that match their shoppers’ needs. Our systems capabilities allow us to analyze our retail customer’s sales, demographic and geographic data to develop product assortment recommendations that maximize the productivity of their jeanswear selling space and minimize their investment in inventory.
Jeanswear in most international markets is more fashion-oriented and has a higher selling price than similar products in the United States. The jeans market internationally is also more fragmented than in the United States, with competitors ranging from global brands to a number of smaller national or regional brands.
VF’s largest international jeanswear business is located in Western Europe. Lee® and Wrangler® jeanswear products are sold through department stores and specialty stores where we employ some of the same retail floor space management programs described above. Hero by Wrangler®, Maverick® and Old Axe® products are sold to hypermarket and discount stores. We also market Lee® and Wrangler® products to mass market and specialty stores in Canada and Mexico, as well as to department stores and specialty stores in Asia and South America. In many international markets, we are expanding our reach through VF-operated retail stores, an increasingly important vehicle for presenting our brands’ image and marketing message directly to consumers. In addition, Lee® and Wrangler® products are sold in over 400 independently operated monobrand retail stores, primarily in Eastern Europe and South America.
Lee® products are also manufactured and marketed in Spain and Portugal through a 50%-owned joint venture. We are continuing to expand our jeanswear brands in emerging markets, such as China and Russia, and in 2006 entered into a majority-owned joint venture to design and market VF-branded products in India, including the Lee® and Wrangler® brands. In foreign markets where VF does not have owned operations, Lee® and Wrangler® jeanswear and related products are marketed through distributors, agents or licensees.
In the United States, we believe our Jeanswear Coalition brands can grow in the mass market and national chain channels of distribution and through extension into new product categories. In our international businesses, growth will be driven by (i) upgraded product, positioning and marketing in Europe, (ii) expansion of our existing businesses in China, Russia and India and (iii) continued rollout of new retail stores.
Outdoor Coalition
The Outdoor Coalition, VF’s fastest growing business, is a group of outdoor activity-based businesses that represent a collection of lifestyle brands. Product offerings include outerwear, sportswear, footwear, equipment, backpacks, daypacks, luggage and accessories.

As our largest Outdoor Coalition brand, The North Face® high performance outdoor apparel, equipment and footwear is sold across North and South America, Europe and Asia. (In Japan and South Korea, The North Face® trademarks are owned by a third party.) During 2007, VF reacquired rights from a licensee to market The North Face® products in China and Nepal. The North Face® apparel lines consist of outerwear, snow sports gear and functional sportswear and footwear for men, women and children. Equipment consists of tents, sleeping bags, backpacks, daypacks and accessories. Many of The North Face® products are designed for extreme applications, such as high altitude mountaineering and ice and rock climbing, although many consumers also purchase these products because they represent a lifestyle to which they aspire. The North Face® products are marketed through specialty outdoor and premium sporting goods stores in the United States, Canada and Europe and select department stores in the United States. In addition, these products are sold through approximately 30 VF-operated full price retail and outlet stores in the United States and Europe, as well as over 100 monobrand retail stores operated by independent third parties dedicated to selling The North Face® products in Europe and Asia.
VF manufactures and markets Vans® performance and casual footwear and apparel for skateboard, bicycle motocross (“BMX”), surf and snow sports participants and enthusiasts. Products are sold on a wholesale basis through national chain stores in the United States and through skate and surf shops and specialty stores in the United States and Europe. The brand’s products are also sold through approximately 180 owned full-price Vans® retail stores and outlet stores in the United States, primarily on the West Coast, and in key European markets. These retail stores carry a wide variety of Vans® footwear, along with a growing assortment of apparel and accessory items, most of which bear the Vans® trademarks. The Vans® brand is marketed through a 50%-owned joint venture in Mexico. VF is the 70% owner of the Vans Warped Tour® music festival, which presents over 50 alternative rock and heavy metal bands in performances in over 40 cities across North America each summer.
JanSport® backpacks and luggage are sold through department and national chain stores, as well as sports specialty stores and college bookstores in the United States. JanSport® daypacks have a leading market share in the United States. A technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. JanSport® fleece and T-shirts imprinted with college logos are sold through college bookstores and department stores in the United States. In Europe, Eastpak® and JanSport® backpacks, and a line of Eastpak® clothing, are sold primarily through department and specialty stores, where the Eastpak® brand is the leading backpack brand. The JanSport® and Eastpak® brands are also marketed throughout Asia by licensees and distributors. In 2007, VF acquired the maker of Eagle Creek® adventure travel gear. Eagle Creek® products include luggage, daypacks and accessories sold through department and specialty stores throughout the United States and Europe.
Derived from the Finnish word for Arctic Circle, Napapijri® is a premium-priced brand of outdoor-inspired casual outerwear, sportswear and accessories for men, women and children. Products are sold on a wholesale basis primarily to European specialty shops, such as sport stores and fashion boutiques, and through VF-operated and independently-operated retail stores in Italy, France, Belgium and Germany. The Napapijri® brand enjoys, especially strong consumer awareness in Italy, where it was created, and is expanding strongly across Europe. In 2007, VF entered into a majority-owned joint venture to market Napapijri® brand products in Japan. In addition to continued growth overseas, the Napapijri® brand was introduced in the United States on a limited basis through upper-tier department stores and VF-operated retail stores.
Kipling® handbags, shoulder bags, backpacks, luggage and accessories are stylish, colorful and fun products that are both practical and durable. The brand name comes from the author of The Jungle Book, Rudyard Kipling, and that provides the connection to the Kipling® monkey mascot, which symbolizes fun and adventure. A colorful monkey key ring is attached to every bag, with a different monkey design for each product collection. Products are sold through specialty stores in Europe, Asia and South America, as well as through approximately 30 VF-operated and over 100 independently-operated retail stores. The Kipling® business in North America is managed as part of the Sportswear Coalition.

The Reef® brand of surf-inspired products includes sandals, apparel, shoes and accessories marketed primarily to surf shops and department and specialty chain stores. Since its acquisition in 2005, we have significantly expanded the Reef® brand’s presence in Europe by acquiring rights to certain geographic areas previously held by independent distributors. The line of Reef® men’s apparel was expanded in 2007, and women’s swimwear will be launched in 2008.
We expect continued healthy growth in our Outdoor coalition as we expand into new product categories, open additional retail stores, expand geographically and acquire additional activity-based lifestyle brands.
Imagewear Coalition
The Imagewear Coalition consists of an occupational apparel division and an activewear division, each representing approximately one-half of coalition revenues.
Occupational workwear, career and safety apparel are sold by the Imagewear Coalition under the Red Kap®, Bulwark®, The Force® and Chef Designs™ brands in North America. Approximately two-thirds of these sales are to industrial laundries, resellers and distributors that in turn supply work clothes to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. Since industrial laundries maintain minimal inventories of work clothes, a supplier’s ability to offer rapid delivery is an important factor in this market. Our commitment to customer service, supported by an automated central distribution center with several satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the Red Kap® brand obtain a significant share of the industrial laundry rental business.
The remaining part of the occupational apparel division is developing and managing corporate image uniform and casual apparel programs for selected national accounts, primarily through over 70 catalog web sites maintained for major business customers (e.g., FedEx Corporation, Air Canada, Continental Airlines and American Airlines) and governmental organizations (e.g., U.S. Customs and Border Protection, Transportation Security Administration, National Park Service, Fire Department of New York City and New York City Transit Authority). These web sites give more than 700,000 employees of these customers the convenience of shopping for their work and career apparel via the internet.
In the Imagewear Coalition’s activewear division, we design and market decorated sports apparel under licenses granted by Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, Harley-Davidson Motor Company, Inc., NASCAR, ESPN, Inc. and many major colleges and universities. Under license from Major League Baseball, Majestic® brand uniforms are worn exclusively on-field by all 30 major league teams. Adult and youth-size authentic, replica jersey and casual fanwear are sold through department, sporting goods and athletic specialty stores. Adult and youth sports apparel products marketed under other licensed labels are distributed through department, sporting goods and athletic specialty stores.
The Imagewear Coalition’s growth in recent years has been driven by (i) the 2007 acquisition of the Majestic® brand and related assets, (ii) expansion of the National Football League contract to include additional apparel categories, (iii) increased fan interest in both the National Football League and Major League Baseball, (iv) acquisition of a business having rights to market licensed Harley-Davidson® branded apparel and (v) use of VF’s retail floor space management and replenishment capabilities to put the right product assortment on the retailers’ sales floor in each geographic market.
Looking forward we intend to drive occupational apparel and activewear growth by leveraging Imagewear’s ability to manage a complex mix of products where speed-to-market, product customization and superior service give us a competitive advantage.

Sportswear Coalition
The Nautica® brand is the principal lifestyle brand of the Sportswear Coalition. Nautica® sportswear is marketed in the department store and specialty store channels of distribution in the United States. The department store channel has undergone significant consolidation in the last three years, resulting in numerous store closings and negatively impacting sales of Nautica® brand products. The principal Nautica® product line is men’s sportswear, noted for its classic styling. Nautica® is the number two men’s sportswear brand in department stores. Other men’s Nautica® product lines include men’s outerwear, underwear, swimwear and sleepwear. The Nautica Jeans Company® line features fashionable jeanswear and related tops for younger male consumers. A collection of Nautica® women’s sportswear was launched in a limited number of department store doors in Fall 2006, with additional doors added in 2007. Nautica® women’s sportswear has not met our expectations, but we are refining the product offerings and assortments to position this line for the future.
The Sportswear Coalition operates approximately 120 Nautica® retail outlet stores in better outlet malls across the United States. These stores also carry Nautica® merchandise for men, women, boys and girls. The product styles sold in the outlet stores are different from the Nautica® styles sold to department and specialty store wholesale customers. These outlet stores also carry Nautica® merchandise from licensees to complete their product assortment. In addition, independent licensees operate over 200 Nautica® brand retail stores across the world.
The Nautica® brand is licensed in the United States for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, women’s swimwear, accessories such as fragrances, watches, eyewear) and for nonapparel categories (e.g., bedroom and bathroom linens). Nautica® products are licensed for sale in over 40 countries outside the United States. Wholesale sales of Nautica® licensed products total approximately $500 million on an annual basis.
The John Varvatos® brand is a rapidly growing luxury apparel and accessories collection for men, including tailored clothing, sportswear, footwear and accessories. The John Varvatos ¯ USA® line of tailored clothing, sportswear and accessories was introduced in 2006 to appeal to a younger consumer at somewhat more accessible price points. Products are sold through upscale department and specialty stores primarily in the United States, as well as through five showcase John Varvatos® retail locations. This business is 80% owned by VF, with the balance owned by Mr. John Varvatos.
The Sportswear Coalition also includes the Kipling® business in North America. Kipling® handbags and accessories are sold through specialty stores, department stores and VF-operated retail stores. About two-thirds of products are the same as those sold in Europe, with the remainder designed specifically for the U.S. market.
We believe there is growth potential in each of our Sportswear brands.
Contemporary Brands Coalition
Contemporary Brands, our newest coalition, is focused on upscale lifestyle brands. Formed in August 2007, it is currently composed of the 7 For All Mankind® and lucy® brands.
7 For All Mankind® is a Los Angeles-based brand of luxury denim jeans and related products — knit and woven tops, sweaters, jackets and accessories — for women and men. Products are noted for their fit and for innovation in design, fabric and finish. The 7 For All Mankind® brand is the leading premium jeans brand in the United States, with the premium segment defined as jeans retailing for $100 or more. Retail price points for the brand’s core jeans range from $149 - $199 for basics, with higher price points for more fashion-forward products. With approximately three-fourths of sales in the United States, the brand is marketed through upscale department stores, such as Bloomingdale’s, Macy’s, Neiman Marcus, Nordstrom and Saks, and through specialty stores. International sales, primarily in Europe, are through department stores, such as Harrods, and specialty stores. We are pursuing growth opportunities in several areas — direct-to-consumer expansion through company-operated retail stores and ecommerce, additional sportswear product offerings, geographic expansion and licensing.
Based in Portland, Oregon, the lucy® brand of women’s lifestyle apparel is marketed through approximately 60 lucy® branded retail stores across the United States and via the internet. lucy® is an activewear brand designed for versatility, comfort and fit for today’s active woman. While other activewear brands are targeted primarily at serious athletes or male consumers, lucy® is a functional and stylish brand that women can wear from workout to weekend. Currently approximately 85% of the products in the lucy® retail stores are lucy® branded, with the balance of the offerings being complementary lines, including Reef® sandals. Looking forward, we expect that substantially all of the products in the stores will be lucy® branded, and we plan to significantly expand the number of retail stores.
We expect to grow the 7 For All Mankind® brand through retail and international expansion and new product lines. lucy® will grow through opening stores in new markets. We also expect that there are opportunities to leverage VF’s supply chain capabilities for both brands for future profitability improvements.
Direct-To-Consumer Operations
VF-operated retail stores are an integral part of our strategy for growing VF’s brands, particularly our lifestyle brands. Our full price retail stores allow us to showcase a brand’s full line of current season products, with fixturing and imagery that support the brand’s positioning. These stores provide high visibility for our brands and products and enable us to stay close to the needs and preferences of consumers. The proper presentation of products in our retail stores also helps to increase consumer purchases of VF products at our wholesale customers. VF-operated retail stores provide strong operating profits and a good return on our investment. In addition, outlet stores serve an important role in our overall inventory management by allowing VF to effectively sell a significant portion of discontinued and out-of-season products at better prices than are otherwise available from outside parties, while maintaining the integrity of our brands.
Our growing global retail operations include 560 stores that sell The North Face®, Vans®, Napapijri®, Kipling®, 7 For All Mankind®, lucy®, Nautica®, Lee® or Wrangler® products. Most of these retail stores offer products at full price, while some are in outlet locations offering products at discounted prices. These stores are generally monobrand stores, meaning that only one brand’s products are offered in each store. In addition to these primarily monobrand retail and outlet stores, we operate 76 VF Outlet stores across the United States that sell a broad selection of excess quantities of first quality VF products (plus women’s intimate apparel and childrenswear, both product categories that VF has exited in recent years but which consumers expect to find in VF Outlet stores).

Across the globe, internet sales (i.e., ecommerce) comprise a small but growing portion of total retail apparel, footwear and accessories sales. Ecommerce sales of apparel and footwear have become the second largest category of ecommerce purchases in the United States (behind travel purchases). At VF, ecommerce is a growing portion of our revenues as we currently market the Lee®, Vans®, 7 For All Mankind®, lucy® and Kipling® brands directly to consumers. Additional ecommerce sites, including sites offering The North Face® and Nautica® products, will be rolled out for consumers in 2008.
Total retail store and ecommerce sales accounted for 14% of VF’s consolidated Total Revenues in both 2007 and 2006. We expect our direct-to-consumer business to continue to grow at a faster pace than VF’s overall growth rate. Capital investments of approximately $60 million are planned for leasehold improvements, fixtures and equipment for approximately 100 new retail locations during 2008.
In addition to the direct-to-consumer venues operated by VF, our licensees, distributors and other independent parties currently sell several of our brands through over 900 independently-operated monobrand retail stores located primarily in Eastern Europe and Asia.
Licensing Arrangements
As part of our business strategy of expanding market penetration of owned brands, we enter into licensing agreements for specific apparel and complementary product categories in identified geographic regions if such arrangements with independent parties can provide more effective manufacturing, distribution and marketing of such products than could be achieved internally. These licensing arrangements relate to a broad range of VF brands and are for fixed terms of generally five years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 5% to 7% of the licensing partners’ net sales of licensed products. Gross Royalty Income was approximately $78 million in each of 2007 and 2006, with the largest contribution from the Nautica® brand.
In addition, licensees are generally required to spend a specified amount to advertise VF’s products ranging from 1% to 5% of their net licensed product sales. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees. We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product.
VF has also entered into license agreements to use third-party trademarks. Apparel is marketed under licenses granted by Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, Harley-Davidson Motor Company, Inc., NASCAR, ESPN, Inc. and major colleges, most of which contain minimum annual licensing and advertising requirements.
We believe that the loss of any license, with VF as either licensor or licensee, would not have a material adverse effect on VF.
Manufacturing, Sourcing and Distribution

Product design, fit, fabric, finish and quality are important in all of our businesses. These functions are performed by employees located within each of our branded businesses across the globe.
VF’s centralized global supply chain organization sources product and ultimately bears the responsibility to deliver product to our customers. VF is highly skilled in managing the complexity associated with the supply chain — 600 million units and 600,000 SKUs spread over 30 brands, 40 VF-operated and 1,400 contractor manufacturing facilities, over 30 distribution centers and over 600 retail stores. Managing this complexity is made possible by our use of information systems technologies — with best-of-breed systems for product development, forecasting, order management, warehouse management, etc. attached to our core enterprise resource management platform.
Our domestic Jeanswear and Imagewear businesses operate owned manufacturing facilities (primarily cutting, sewing and finishing) principally located in Mexico and Central America. Our international jeanswear businesses operate manufacturing facilities located in Poland and Turkey. For these owned production plants, we purchase raw materials from numerous domestic and international suppliers to meet scheduled production needs. Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers and snaps). In some limited instances we contract the sewing of VF-owned raw materials into finished product with independent contractors in the United States, Mexico and Central America. While we obtain fixed price commitments for denim and certain supplies for up to one year in advance, specific purchase obligations with suppliers are typically limited to the succeeding two to six months. Our only long-term contract for the purchase of raw materials or finished products is a commitment in connection with the sale of VF’s childrenswear business in 2004. This agreement requires VF to purchase approximately $93 million of finished product for sale through our VF Outlet stores, with a minimum commitment of $15 million per year. No single supplier represents more than 3% of our total cost of sales.
Our current sourcing strategy for products sold in the United States includes a balance of VF-owned production in the Western Hemisphere, contracted production in the Western Hemisphere and contracted production from Asia. Owned production generally has a lower cost than contracted production. Product obtained from contractors in the Western Hemisphere generally has higher cost but gives us greater flexibility and shorter lead times and allows for lower inventory levels as compared with production obtained from the Far East and other more distant resources. Approximately 44% of units sold in the United States and 28% of the dollar value of domestic Net Sales in 2007 were manufactured in VF-owned facilities, primarily in Mexico and Central America, with the balance obtained from contractors, primarily in Asia. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a balanced approach to product sourcing.
To an increasing extent, we are using independent contractors who own the raw materials and ship only finished, ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Hong Kong (with several satellite offices across Asia) and Miami. These hubs are responsible for product procurement, product quality assurance, supplier management, transportation and shipping functions in the Eastern and Western Hemispheres, respectively. Substantially all products in the Outdoor and Sportswear Coalitions, as well as a growing portion of product requirements for our Jeanswear and Imagewear Coalitions, are obtained through these sourcing hubs. For most products in our Contemporary Brands Coalition, we currently contract the sewing and finishing of VF-owned raw materials through a network of independent domestic and international contractors; some of this volume will be shifted to the VF sourcing hubs during 2008.
Today, 26% of our total Net Sales relates to products manufactured in VF-owned facilities in Mexico, Europe and Central America and 74% relates to products obtained from contractors, primarily in Asia. Where we manufacture in VF-owned facilities, our product costs are lower than any available on a global basis for like products. We believe a combination of VF-owned and contracted production from different geographic regions provides flexibility and a competitive advantage in our product sourcing.
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
All contracted production must meet VF’s high quality standards. Further, each of the approximately 1,400 independent contractor facilities that manufacture products for VF must be pre-certified prior to performance of any production on VF’s behalf. This pre-certification includes passing a factory inspection and signing a VF Terms of Engagement agreement. These requirements provide strict standards covering age of workers, hours of work, health and safety conditions and conformity with local laws. We also require our independent licensees and their contractors to comply with these standards. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal and outsourced staff. Additional information about VF’s Global Compliance Principles, Terms of Engagement, Factory Audit Procedure and Factory Compliance Guidelines, along with a Global Compliance Report, are available on the VF website at www.vfc.com.
VF did not experience difficulty in filling its raw material and contracting production needs during 2007. We do not anticipate difficulties in meeting our raw materials and contracting production requirements during 2008. The loss of any one supplier or contractor would not have a significant adverse effect on our business.
Product is shipped from our independent suppliers and VF-operated manufacturing plants to many distribution centers in the United States and international markets, as well as directly to our customers. Product is inspected, sorted and stored in our distribution centers until needed for packing and shipping to our wholesale customers or our retail stores. Most distribution centers support multiple brands. Our distribution centers use computer-controlled inventory management technology for efficient tracking and movement of products.

Seasonality
With its diversified product offerings, VF’s operating results are somewhat seasonal. On a quarterly basis and excluding the effect of businesses acquired during 2007, consolidated Total Revenues for 2007 ranged from a low of approximately 21% of full year revenues in the second quarter to a high of 29% in the third quarter. This disparity results primarily from the seasonal influences on revenues of our Outdoor Coalition. Approximately 19% of Outdoor Coalition revenues occurred in the second quarter and 34% in the third quarter of 2007. With recent acquisitions, growth of our retail operations and other changes in our business, historical quarterly revenue and expense trends may not be indicative of future trends, and the portion of annual revenues occurring in the second half of the year is expected to increase.
Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods and then decreases during the second half of the year as those inventories are sold. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.
Advertising and Customer Support
We support VF’s brands through extensive advertising and promotional programs that promote specific products or convey a lifestyle image for a specific brand. We advertise in consumer and trade publications, on national and local radio and television and on the internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print media, radio and television. We sponsor various sporting, music and other special events and sponsor a number of athletes and other personalities. In addition, we provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products in their retail locations. This includes shop-in-shops, which are separate retail sales areas for a specific VF brand within a department store or other retail customer location.
We also participate in various retail customer incentive programs. These incentive programs with retailers include discounts, cooperative advertising funds and margin support funds. We also offer sales incentive programs directly to consumers in the form of rebate and coupon offers. Sales incentive offers with retailers and with consumers are recognized as sales discounts in arriving at reported Net Sales (except that cooperative advertising reimbursements of retailer advertising costs, which are documented and independently verified to support their fair value, are reported as Advertising Expense).
During 2007, we spent $362 million on advertising and promoting our brands, a 12% increase from the 2006 level. We employ marketing sciences to optimize both the level and impact of advertising and promotional spending and to identify the types of spending that provide the greatest return on our marketing investments.
Internet web sites are maintained for most of our brands. Some of them are business-to-consumer ecommerce sites where consumers can order VF products. Other consumer web sites only provide information about our brands and products and, in many cases, direct consumers to our wholesale customers where they can purchase our products. We also operate several business-to-business sites where our retail customers can order VF products.
Our Jeanswear, Outdoor, Sportswear and Contemporary Brands Coalitions employ a staff of in-store marketing and merchandising coordinators located in major cities across the United States. These individuals visit our customers’ retail locations to inform the customers’ sales force about our products and related promotions and to ensure that our products, and those of our licensees, are properly presented on the merchandise sales floor.
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
     Trademarks
Trademarks, patents and domain names, as well as their related logos, designs and graphics, have substantial value in the marketing of VF’s products. We have registered this intellectual property in the United States and in other countries where our products are manufactured and/or sold. We vigorously monitor and enforce VF’s intellectual property against counterfeiting, infringement and violations of other rights where and to the extent legal, feasible and appropriate. In addition, we grant licenses to other parties to manufacture and sell products utilizing our intellectual property in product categories and geographic areas in which VF does not operate.
     Customers
VF products are primarily sold through our sales force and independent sales agents and distributors. VF’s customers are specialty stores, department stores, national chains and mass merchants in the United States and in international markets, primarily in Europe. Sales to VF’s ten largest customers, all of which are retailers based in the United States, amounted to 27% of Total Revenues in 2007, 30% in 2006 and 31% in 2005. These larger customers included (in alphabetical order) Kohl’s Corporation, Macy’s, Inc., J.C. Penney Company, Inc., Sears Holding Corporation, Target Corporation and Wal-Mart Stores, Inc. Sales to the five largest customers amounted to approximately 22% of Total Revenues in 2007, 24% in 2006 and 25% in 2005. Sales to VF’s largest customer, Wal-Mart Stores, Inc., totaled 12% of Total Revenues in 2007, 13% in 2006 and 14% in 2005, substantially all of which were in the Jeanswear Coalition. Sales to Wal-Mart Stores, Inc. and to each of the ten largest and five largest customer groups have increased in both 2007 and 2006 but are a smaller percentage of Total Revenues in 2007 and 2006 due to higher growth rates in our lifestyle businesses, which have a greater portion of their sales to other customers.
     Employees
VF employed approximately 54,200 men and women at the end of 2007, of which approximately 20,000 were located in the United States. Approximately 1,000 employees in the United States are covered by a collective bargaining agreement. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
     Backlog
The dollar amount of VF’s order backlog as of any date is not meaningful, may not be indicative of actual future shipments and, accordingly, is not material for an understanding of the business of VF taken as a whole.
Executive Officers of VF
The following are the executive officers of VF Corporation as of February 9, 2008, other than George N. Derhofer who was an executive officer of VF until January 1, 2008. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

Name	Position	Age	Period Served In Such Office(s)

Mackey J. McDonald	Chairman of the Board Director	61	October 1998 to date October 1993 to date

Eric C. Wiseman	Chief Executive Officer President Director	52	January 2008 to date March 2006 to date October 2006 to date

George N. Derhofer	Senior Vice President — Global Operations	54	May 2005 to January 1, 2008

Robert K. Shearer	Senior Vice President and Chief Financial Officer	56	May 2005 to date

Bradley W. Batten	Vice President — Controller and Chief Accounting Officer	52	September 2004 to date

Candace S. Cummings	Vice President — Administration and General Counsel	60	March 1996 to date
	Secretary		October 1997 to date

Frank C. Pickard III	Vice President — Treasurer	63	April 1994 to date
Mr. McDonald joined VF’s Lee division in 1983, serving in various management positions until he was named Group Vice President of VF in 1991, President and Director of VF in 1993, Chief Executive Officer in 1996 and Chairman of the Board in 1998. Mr. McDonald served as President until March 2006 and Chief Executive Officer until January 2008, when Mr. Wiseman (see below) was named to these positions. Mr.McDonald continues to serve as Chairman of the Board. Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2008 (“2008 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2007, which information is incorporated herein by reference.
Mr. Wiseman joined VF in 1995 as Executive Vice President of Finance, Operations and Manufacturing at the JanSport division. In 1998 he became President of the Bestform division and was elected Vice President of VF and Chairman — Global Intimate Apparel Coalition in 2000, serving in this role until February 2004. He was elected as Vice President — Sportswear Coalition in August 2003. Mr. Wiseman was also elected as Vice President and Chairman — Outdoor and Sportswear Coalitions in February 2004. In May 2005, he became Executive Vice President — Global Brands. Mr. Wiseman was named President and Chief Operating Officer of VF in March 2006, Director of VF in October 2006 and Chief Executive Officer in January 2008.

From 1996 to September 2000, Mr. Derhofer was President of the Knitwear division and was elected Vice President of VF and Chairman — Imagewear Coalition in October 2000. He was elected as Vice President and Chairman — Intimate Apparel and Imagewear Coalitions in February 2004. From May 2005 until January 1, 2008, Mr. Derhofer was Senior Vice President — Global Operations.
Mr. Shearer joined VF in 1986 as Assistant Controller and was elected Controller in 1989 and Vice President — Controller in 1994. He has served as Vice President — Finance and Chief Financial Officer since 1998. He served as Chairman — Outdoor Coalition from June 2000 to January 2003. Mr. Shearer was also elected as Vice President — Global Processes in January 2003. In May 2005, he became Senior Vice President and Chief Financial Officer.
Mr. Batten rejoined VF as Vice President — Controller in September 2004. He served at Sara Lee Corporation as Vice President Operations for the Intimates and Hosiery Group from November 2002 to August 2003 as well as Vice President & Chief Operating Officer and Vice President — Finance & Chief Financial Officer for the Intimates Group from May 2002 to November 2002 and August 2000 to May 2002, respectively.
Mrs. Cummings joined VF as Vice President — General Counsel in 1995 and became Vice President — Administration and General Counsel in 1996 and Secretary in 1997.
Mr. Pickard joined VF in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President — Treasurer in 1994.
Available Information
All periodic and current reports, registration statements and other filings that VF is required to file or furnish to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and public reference room at 100 F Street, NE, Washington, DC 20549 and on VF’s website at www.vfc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge upon written request to the Secretary of VF Corporation, P.O. Box 21488, Greensboro, NC 27420.
The following corporate governance documents can be accessed on VF’s website: VF’s Corporate Governance Principles, Code of Business Conduct, and the charters of our Audit Committee, Compensation Committee, Finance Committee and Nominating and Governance Committee. Copies of these documents also may be obtained by any shareholder free of charge upon written request to: Secretary of VF Corporation, P.O. Box 21488, Greensboro, NC 27420.
After VF’s 2008 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on May 18, 2007.
Item 1A. Risk Factors.
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
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 27% of Total Revenues in fiscal 2007, with Wal-Mart Stores, Inc. accounting for 12% of revenues. Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of VF’s major customers to decrease significantly the number of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, the retail industry has experienced consolidation and other ownership changes, such as the merger of Federated Department Stores, Inc. and The May Department Stores Company in 2005 and the merger of Sears, Roebuck and Company and Kmart Holding Corporation in 2005. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could reduce the number of stores that carry VF’s products or increase the ownership concentration within the retail industry. These changes could both impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.
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
VF competes with numerous brands and manufacturers of apparel. Some of our competitors may be larger and have more resources than VF in certain product categories. In addition, VF competes directly with the private label brands of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on its ability to:
•	Anticipate and respond to changing consumer trends in a timely manner;

•	Develop attractive, quality products;

•	Maintain favorable brand recognition;

•	Price products appropriately;

•	Provide effective marketing support;

•	Ensure product availability and optimize supply chain efficiencies; and

•	Obtain sufficient retail floor space and effectively present its products at retail.
The failure to compete effectively or to keep pace with rapidly changing markets and trends could have a material adverse effect on VF’s business, financial condition and results of operations. In addition, if we misjudge fashion trends and market conditions, we could be faced with significant excess inventories for some products that we may have to sell at a loss or missed opportunities that may result in lost sales.
VF’s profitability may decline as a result of increasing pressure on margins.

The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause VF’s gross margin to decline if we are unable to offset price reductions with comparable reductions in operating costs. If VF’s sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, VF’s profitability will decline. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.
VF has entered into license agreements to use the trademarks of others. Loss of a license could have an adverse effect on VF’s operating results.
VF has entered into agreements to market products under licenses granted by third parties, including Major League Baseball, the National Football League and Harley-Davidson Motor Company, Inc. Some of these licenses are for a short term and do not contain renewal options, although we anticipate being able to renew those licenses before the agreements expire. Loss of a license, which in certain cases could result in an impairment charge for related intangible assets, could have a material adverse effect on VF’s operating results.
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
Our ability to effectively manage and operate our business depends significantly on its information technology systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of VF’s business. Moreover, VF and its customers could suffer harm if customer information were accessed by third parties due to a security failure in VF’s systems. It could also require significant expenditures to remediate any such failure, problem or breach.
VF uses foreign suppliers and manufacturing facilities for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.
During fiscal 2007, approximately 74% of VF’s products sold were produced by and purchased or procured from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in Eastern Europe, Mexico and Central America. Although no single supplier and no one country is critical to VF’s production needs, any of the following could materially and adversely affect our ability to produce or deliver VF products and, as a result, have a material adverse effect on VF’s business, financial condition and results of operations:
•	Political or labor instability in countries where VF’s facilities, contractors and suppliers are located;

•	Political or military conflict involving the United States, which could cause a delay in the transportation of raw materials and products to VF and an increase in transportation costs;

•	Heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more lengthy inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for VF’s anticounterfeiting measures and damage to the reputation of its brands;

•	Disease epidemics and health-related concerns, such as the SARS, bird flu, mad cow and hoof-and-mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of VF’s goods produced in infected areas;

•	Imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•	Imposition of duties, taxes and other charges on imports; and

•	Imposition or the repeal of laws that affect intellectual property rights.
If VF’s suppliers fail to use acceptable ethical business practices, VF’s business could suffer.
We require third party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we require all suppliers making VF-branded apparel, whether directly for VF or for its licensees, to comply with VF’s Terms of Engagement and Global Compliance Principles. Our staff and third parties retained for such purposes periodically visit and audit the operations of VF’s owned and operated facilities and those of independent contractors manufacturing product for VF to determine compliance. However, we do not control independent manufacturers or their labor and other business practices. If one of our independent contractors violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to VF could be interrupted, orders could be cancelled, relationships could be terminated, and VF’s reputation could be damaged. Any of these events could have a material adverse effect on VF’s revenues and, consequently, its results of operations.
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
We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:
•	An increase or decrease in consumer demand for VF’s products or for products of its competitors;
•	Our failure to accurately forecast customer acceptance of new products;
•	New product introductions by competitors;
•	Unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

•	Weak economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items such as VF’s products; and
•	Terrorism or acts of war, or the threat of terrorism or acts of war, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.
Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on VF’s results of operations and financial condition. In addition, if we underestimate demand for our products, our manufacturing facilities or third party manufacturers may not be able to produce products to meet customer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to VF’s reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory demand to meet future order and reorder requirements.
The loss of members of VF’s executive management and other key employees could have a material adverse effect on its business.
VF depends on the services and management experience of its executive officers and business leaders who have substantial experience and expertise in VF’s business. VF also depends on other key employees involved in the operation of its business. Competition for qualified personnel in the apparel industry is intense. The unexpected loss of services of one or more of these individuals could have a material adverse effect on VF.
VF may be unable to protect its trademarks and other intellectual property rights.
VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others imitating its products and infringing its intellectual property rights. With the shift in product mix to higher priced brands, VF is more susceptible to infringement of its intellectual property rights. Some of VF’s brands, such as The North Face®, JanSport®, Nautica®, Wrangler® and Lee® brands, enjoy significant worldwide consumer recognition, and the generally higher pricing of such products creates additional risk of counterfeiting and infringement.
Infringement or counterfeiting of VF’s products or its other intellectual property rights could diminish the value of our brands or otherwise adversely affect VF revenues. Actions we have taken to establish and protect VF’s intellectual property rights may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of VF’s products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the United States or other countries, such as changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on VF’s ability to enforce those rights.
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
Only a relatively small portion of VF’s revenues, $78 million or 1.1%, was derived from licensing royalties in 2007. Although VF generally has significant control over its licensee products and advertising, we rely on them for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:
•	Obtain capital;
•	Manage its labor relations;
•	Maintain relationships with its suppliers;
•	Manage its credit risk effectively; and
•	Maintain relationships with its customers.
In addition, VF relies on its licensees to help preserve the value of its brands. Although we make every attempt to protect VF’s brands through, among other things, approval rights over design, production processes and quality, packaging, merchandising, distribution, advertising and promotion of its products, we cannot completely control the use of licensed VF brands by our licensees. The misuse of a brand by a licensee could have a material adverse effect on that brand.
VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating loss in VF’s Consolidated Statement of Income.
Under current accounting standards, we estimate the fair value of acquired assets, including intangible assets, and assumed liabilities arising from a business acquisition. The excess, if any, of the cost of the acquired business over the fair value of net tangible assets acquired is goodwill. The goodwill is then assigned to a business unit or “reporting unit” within VF, which depends on whether the acquired business will be operated as a separate business unit or integrated into an existing VF business unit.
At December 2007, VF had approximately $1.0 billion of trademark intangible assets and $1.3 billion of goodwill on its balance sheet. These assets are not required to be amortized under current accounting rules. In addition, VF had approximately $0.5 billion of intangible assets that are being amortized under current accounting rules. The combined amounts represent 42% of VF’s Total Assets and 76% of Common Stockholders’ Equity.
Trademark intangible assets that are not amortized and goodwill must be tested for impairment at least annually. The impairment test requires us to estimate the fair value of VF’s business units and related intangible assets, primarily using discounted cash flow methodologies based on forecasted revenues and cash flows that will be derived from a business unit or trademark. Intangible assets that are being amortized must be tested for impairment whenever events or circumstances indicate that their carrying value might not be recoverable.
If the carrying value of goodwill or of intangible assets were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a noncash charge in the Consolidated Statement of Income. We have not had any significant impairment charges. However, a future impairment loss could have a material adverse effect on VF’s results of operations and financial condition.
RISKS APPLICABLE TO THE APPAREL INDUSTRY
VF’s revenues and profits depend on the level of consumer spending for apparel, which is sensitive to general economic conditions and other factors affecting consumer confidence.
The apparel industry has historically been subject to cyclical variations and is particularly affected by adverse trends in the general economy. The success of VF’s operations depends on consumer spending. Consumer spending is influenced by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment and wages), business conditions, interest rates, energy prices, availability of credit and tax rates in the international, national, regional and local markets where VF’s products are sold. Any significant deterioration in general economic conditions, recession or increases in interest rates could reduce the level of consumer spending and inhibit consumers’ use of credit. A significant decline in the securities markets could materially affect consumer confidence, the financial condition of VF’s customers and VF’s operating costs through higher contributions to its pension plan. In addition, natural disasters, war, terrorist activity or the threat of war or terrorist activity could adversely affect consumer spending and thereby have a material adverse effect on VF’s financial condition and results of operations.
Fluctuations in the price, availability and quality of raw materials could increase costs and cause service delays.
Fluctuations in the price, availability and quality of fabrics or other raw materials used by VF in its manufactured apparel could have a material adverse effect on VF’s cost of sales or its ability to meet its customers’ demands. The prices for such fabrics depend on demand and market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. In the future, VF may not be able to pass all or a portion of such higher raw materials prices on to its customers.
VF’s business is exposed to foreign currency fluctuations.
Approximately 28% of VF’s Total Revenues is derived from international markets. VF’s foreign businesses operate in functional currencies other than the U.S. dollar. Assets, liabilities, revenues and expenses in these foreign businesses are subject to fluctuations in foreign currency exchange rates. In addition, VF sources and manufactures most of its products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. Furthermore, VF’s international sales and licensing revenue are derived from sales in foreign currencies. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, foreign currency fluctuations could have a material adverse impact on VF’s financial condition and results of operations.
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
We cannot predict whether quotas, duties, taxes or other similar restrictions will be imposed by the United States, the European Union, Japan or other countries upon the import or export of our products in the future, or what effect any of these actions would have on VF’s business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices.
Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
VF owns certain facilities used in manufacturing and distribution activities and leases a distribution center under a capital lease. Other facilities are leased under operating leases that generally contain renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs. Manufacturing, distribution and administrative facilities being utilized at the end of 2007 are summarized below by reportable segment:

	Square Footage
	Owned		Leased

Jeanswear	6,200,000		1,500,000
Outdoor	1,100,000	*	1,700,000
Imagewear	800,000		2,100,000
Sportswear	500,000		200,000
Contemporary Brands	200,000		200,000
Corporate and shared services	300,000		300,000

	9,100,000		6,000,000

*	Includes capital lease.
Approximately 76% of the owned and leased space represents manufacturing (cutting, sewing and finishing) and distribution facilities. The remainder represents administrative and showroom facilities.
In addition to the above, VF owns or leases retail or outlet locations totaling 5,000,000 square feet. VF also owns facilities having 200,000 square feet of space formerly used in operations but now held for sale and leases 500,000 square feet of space that is subleased to a third party through the end of the lease term.
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
PART II
Item 5. Market for VF’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The high and low sale prices of VF Common Stock, as reported on the NYSE Composite Tape in each calendar quarter of 2007, 2006 and 2005, along with dividends declared, are as follows:

			Dividends
	High	Low	Declared
2007
Fourth quarter	$87.36	$68.15	$0.58
Third quarter	96.20	78.27	0.55
Second quarter	95.10	82.52	0.55
First quarter	83.29	73.59	0.55

			$2.23

2006
Fourth quarter	$83.10	$73.00	$0.55
Third quarter	75.32	62.16	0.55
Second quarter	67.97	55.99	0.55
First quarter	58.67	53.28	0.29

			$1.94

2005
Fourth quarter	$59.47	$50.44	$0.29
Third quarter	61.61	55.52	0.27
Second quarter	59.93	54.60	0.27
First quarter	60.74	52.20	0.27

			$1.10

As of January 26, 2008, there were 4,884 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

Performance graph:
The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P Apparel, Accessories & Luxury Goods Subindustry Index (“S&P Apparel Index”) for the five calendar years ended December 31, 2007. The S&P Apparel Index at the end of 2007 consisted of Coach, Inc., Fossil, Inc., Hanesbrand, Inc., Jones Apparel Group, Inc., Kellwood, Inc., Liz Claiborne, Inc., Maidenform Brands, Inc., Movado Group, Inc., Oxford Industries, Inc., Phillips-Van Heusen Corporation, Polo Ralph Lauren Corporation, Quiksilver, Inc., Unifirst Corporation, VF Corporation, Volcom, Inc., and The Warnaco Group, Inc. The graph assumes that $100 was invested on December 31, 2002, in each of VF Common Stock, the S&P 500 Stock Index and the S&P Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of calendar years 2002 through 2007. Past performance is not necessarily indicative of future performance.
Comparison of Five Year Total Return of
VF Common Stock, S&P 500 Index and S&P Apparel Index
VF Common Stock closing price on December 31, 2007 was $68.66
TOTAL SHAREHOLDER RETURNS

	December
	2002
Company / Index	base	2003	2004	2005	2006	2007

VF CORPORATION	$100	$123.15	$161.07	$164.06	$250.08	$215.09
S&P 500 INDEX	100	128.68	142.69	149.70	173.34	182.86
S&P APPAREL INDEX	100	138.09	178.51	182.66	236.72	176.26

Issuer purchases of equity securities:

				Maximum Number
			Total Number of	of Shares that
	Total	Weighted	Shares Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Fiscal Period	Purchased	per Share	Programs	Programs (1)
Sept 30 — Oct 27, 2007	—	$—	—	5,204,000
Oct 28 — Nov 24, 2007	—	—	—	5,204,000
Nov 25 — Dec 29, 2007	—	—	—	5,204,000

Total	—		—

(1)	There were no share repurchases during the fourth quarter of 2007. We will continue to evaluate future share repurchases considering funding required to support business acquisitions, our common stock price and levels of stock option exercises. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance-based restricted stock units. The number of shares to withhold is based on the aggregate fair market value equal to any minimum statutory federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were no shares withheld under the Mid-Term Incentive Plan during the fourth quarter of 2007.
Item 6. Selected Financial Data.
The following table sets forth selected consolidated financial data for the five years ended December 29, 2007. This selected financial data, derived from financial statements examined by VF’s independent accountants, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Notes” included in this report. Historical results presented herein may not be indicative of future results.

Dollars in thousands,
except per share amounts	2007	2006	2005	2004	2003

Summary of Operations
Total revenues from continuing operations	$7,219,359	$6,215,794	$5,654,155	$5,218,066	$4,413,354
Operating income from continuing operations	965,441	826,144	767,951	664,357	552,523
Income from continuing operations	613,246	535,051	482,629	398,879	343,261
Discontinued operations (1)	(21,625)	(1,535)	35,906	75,823	54,672
Cumulative effect of a change in accounting policy (2)	—	—	(11,833)	—	—
Net income	591,621	533,516	506,702	474,702	397,933

Earnings (loss) per common share — basic
Income from continuing operations	$5.55	$4.83	$4.33	$3.61	$3.17
Discontinued operations (1)	(0.20)	(0.01)	0.32	0.69	0.51
Cumulative effect of a change in accounting policy(2)	—	—	(0.11)	—	—
Net income	5.36	4.82	4.54	4.30	3.67

Earnings (loss) per common share — diluted
Income from continuing operations	$5.41	$4.73	$4.23	$3.54	$3.11
Discontinued operations (1)	(0.19)	(0.01)	0.31	0.67	0.50
Cumulative effect of a change in accounting policy (2)	—	—	(0.10)	—	—
Net income	5.22	4.72	4.44	4.21	3.61
Dividends per share	2.23	1.94	1.10	1.05	1.01
Dividend payout ratio (3)	42.7%	41.1%	24.2%	24.9%	28.0%
Average number of common shares outstanding	110,443	110,560	111,192	109,872	107,713

Financial Position
Working capital	$1,510,742	$1,563,162	$1,213,233	$1,006,354	$1,419,281
Current ratio	2.3	2.5	2.1	1.7	2.8
Total assets	$6,446,685	$5,465,693	$5,171,071	$5,004,278	$4,245,552
Long-term debt	1,144,810	635,359	647,728	556,639	955,393
Redeemable preferred stock	—	—	23,326	26,053	29,987
Common stockholders’ equity	3,576,829	3,265,172	2,808,213	2,513,241	1,951,307
Debt to total capital ratio (4)	26.4%	19.5%	22.6%	28.5%	33.7%
Book value per common share	$32.58	$29.11	$25.50	$22.56	$18.04

Other Statistics (5)
Operating margin	13.4%	13.3%	13.6%	12.7%	12.5%
Return on invested capital (6) (7)	14.8%	14.7%	14.2%	13.4%	14.4%
Return on average common stockholders’ equity (7)	18.4%	18.0%	18.0%	17.8%	19.3%
Return on average total assets (7)	10.4%	10.0%	9.4%	8.5%	9.1%
Cash dividends paid	$246,634	$216,529	$124,116	$117,731	$111,258

(1)	Women’s intimate apparel business sold in April 2007.

(2)	After tax effect of change in accounting policy in 2005 to adopt FASB Statement 123(R), Share-Based Payment.

(3)	Dividends per share divided by the total of income from continuing and discontinued operations per diluted share.

(4)	Total capital is defined as common stockholders’ equity plus short-term and long-term debt.

(5)	Operating statistics are based on continuing operations.

(6)	Invested capital is defined as average common stockholders’ equity plus average short-term and long-term debt.

(7)	Return is defined as income from continuing operations before net interest expense, after income taxes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
VF Corporation is a leading global marketer of branded lifestyle and other apparel products. (Unless the context indicates otherwise, the terms “VF,” “we,” “us,” and “our” used herein refer to VF Corporation and its consolidated subsidiaries.) Management’s vision is to grow VF by building leading lifestyle brands that excite consumers around the world. Lifestyle brands, representative of the activities that consumers aspire to, will generally extend across multiple geographic markets and product categories and therefore have greater opportunities for growth.
VF owns a diverse portfolio of brands with strong market positions in several consumer product categories. In addition, we market occupational apparel to resellers and major corporate and government customers. VF has a broad customer base, with products distributed through leading specialty stores, upscale and traditional department stores, national chains and mass merchants, plus VF-operated retail stores and internet web sites.
We are organized around our principal product categories and major brands within those categories. These groupings of businesses, referred to as “coalitions,” are summarized as follows:

Coalition	Principal VF-owned Brands

Jeanswear	Wrangler®, Wrangler Hero®, Lee®, Riders®, Rustler®, Timber Creek by Wrangler®

Outdoor	The North Face®, Vans®, JanSport®, Eastpak®, Kipling® (except in North America), Napapijri®, Reef®, Eagle Creek ®

Imagewear	Red Kap®, Bulwark®, Majestic®

Sportswear	Nautica®, John Varvatos®, Kipling® (in North America)

Contemporary Brands	7 For All Mankind®, lucy®
Discontinued Operations
VF sold its women’s intimate apparel business in April 2007 for net cash proceeds of $348.7 million. The decision to exit this business was part of the Board of Directors’ and our strategic plan to shift VF’s portfolio mix to higher growth, higher margin lifestyle brands. VF’s intimate apparel business included brands such as Vanity Fair®, Lily of France®, Vassarette®, Bestform® and Curvation® in the United States and Lou®, Gemma® and Belcor® in Europe. Because VF has sold this business, the operating results, assets, liabilities and cash flows of the global intimate apparel business have been separately presented as discontinued operations in the consolidated financial statements for all periods presented.
During 2007 (prior to its sale in April), 2006 and 2005, the operations of the global intimate apparel business contributed $2.9 million, $35.3 million and $35.9 million, respectively, to VF’s net income. In addition, we recorded charges for the loss on disposal of the intimate apparel business of $24.6 million in 2007 and $36.8 million in 2006. The book value of the net assets sold included $117.5 million of goodwill and $32.1 million for accumulated foreign currency translation losses.
See Note C to the consolidated financial statements for further details about the discontinued operations. Unless otherwise stated, the remaining sections of this discussion and analysis of results of operations and financial condition relate only to continuing operations.
Long-term Financial Targets
In January 2008, we revised our long-term financial targets. We expect attainment of these targets to drive increases in total shareholder return (“TSR”), which is the total of stock price appreciation and dividends received by our shareholders. These targets are summarized below:
•	Revenue growth of 8% to 10% per year – We increased our long-term target revenue growth from 6% to 8% annually to 8% to 10% per year, with approximately 6% to 7% coming from organic growth and 2% to 3% from acquisitions. We have met this overall objective with growth in revenues of 16% in 2007 and 10% in 2006. Key drivers of further growth include a continuation of the strong growth we have experienced in our outdoor businesses, international expansion and continued growth in our direct-to-consumer business. Our international revenues are expected to expand approximately 13% annually and account for a third of our total revenues by 2012, compared with 28% in 2007. Our direct-to-consumer business should grow by approximately 18% annually and represent 22% of revenues by 2012, compared with 14% in 2007. We also have many programs in place to continue to drive organic growth and will continue to aggressively search for opportunities to acquire branded lifestyle apparel businesses that meet our strategic and financial goals.
•	Operating income of 15% of revenues – We increased our long-term targeted operating margin from 14% to 15%. Our operating margins have approached 14% – achieving 13.4% in 2007 and 13.3% in 2006, with margins in each of those years negatively impacted by 0.2% from specific actions taken to reduce product costs, enhance product development processes, strengthen our sales and marketing organization and maximize our distribution infrastructure across some of our businesses, primarily in our international jeans operations. We expect continued improvement in our operating margin as we (i) leverage our costs across an expanded revenue base, (ii) grow our international and retail businesses, which have high operating margins and (iii) continue our relentless focus on cost reduction.
Our two largest coalitions currently exceed the 15% target. We will continue to evaluate our existing businesses to ensure that they meet our strategic and financial objectives and may in the future decide to exit a business that does not meet those objectives, as demonstrated by the sale of the global intimate apparel business in 2007.
•	Earnings per share growth of 10% to 11% per year – We established a new target of 10% to 11% annual growth in diluted earnings per share. Earnings per share are expected to grow at a faster rate than revenues, reflecting continued expansion in our operating margins. Our earnings per share increased 14% in 2007 and 12% in 2006.
In addition to the new targets discussed above, we maintained the following long-term targets:
•	Return on invested capital of 17% – We believe that a high return on capital is closely correlated with enhancing TSR. We calculate return on invested capital as follows:
Income from continuing operations before net interest expense, after income taxes,
Average common stockholders’ equity, plus average short and long-term debt
VF earned a 14.8% return on invested capital in 2007 and a 14.7% return in 2006. Our returns in recent years have been impacted by acquisitions during those periods, as it often takes a period of years to achieve the targeted 17% rate of return for acquired businesses. Nevertheless, we will continue to pursue this ambitious target.

•	Debt to capital of less than 40% – To maintain a conservative financial position, we have established a goal of keeping our debt to less than 40% of our total capitalization, with capitalization defined as our common stockholders’ equity, plus combined short and long-term debt. Despite spending over $1 billion on acquisitions in 2007, this ratio was 26.4% at the end of the year. This low debt to capital ratio, given our significant acquisition spending, dividend payments to stockholders, share repurchase activity and a cash balance of approximately $320 million at the end of 2007, demonstrates VF’s ability to generate strong cash flow from operations.
•	Dividend payout ratio of 40% – Our target is to return approximately 40% of earnings to our stockholders through a consistent dividend policy. The 2007 dividend payout ratio was 42.7% of Net Income. VF has increased its dividends paid per share each year for the past 35 years.
Strategic Objectives
We have developed a growth plan that we believe will enable VF to achieve its long-term revenue and earnings targets. Our growth strategy consists of six drivers:
1.	Build more global, growing lifestyle brands. Focus on building more growing, global lifestyle brands with an emphasis on younger consumers and on female consumers.
2.	Expand our share with winning customers. Adapt our organizational structure to a more customer-specific focus to expand market share and leverage new business opportunities with successful retailers through cross-coalition coordination, planning and execution.
3.	Stretch brands to new geographies. Grow our international presence, particularly in rapidly expanding economies such as those in Europe, China, India and Russia.
4.	Expand our direct-to-consumer business. Increase the portion of revenues obtained from VF-operated monobrand retail stores and ecommerce.
5.	Fuel the growth. Leverage our supply chain and information technology capabilities across VF to drive lower costs and inventory levels, increase productivity and integrate acquisitions efficiently so that we can use these savings to invest in our brands.
6.	Build new growth enablers. Support our growth plans by identifying and developing high potential employees and by building a diverse team of talented leaders.

Highlights of 2007
There were several notable actions and achievements in 2007:
•	Revenues, income, earnings per share and cash provided by operating activities were each at record levels.
•	We formed a new lifestyle brand coalition, Contemporary Brands, currently composed of two acquisitions completed in 2007 – Seven For All Mankind, LLC (“Seven For All Mankind”) and lucy activewear, inc. (“lucy activewear”). Seven For All Mankind markets the rapidly growing 7 For All Mankind® brand of women’s and men’s premium denim jeanswear and related apparel products in the United States and Europe. lucy activewear is a rapidly growing chain of retail stores marketing lucy® brand women’s activewear.
•	We completed three additional acquisitions in 2007 – Majestic Athletic, Inc. (“Majestic”), which currently holds exclusive on-field uniform rights for all 30 major league baseball teams including supplying each team with on-field MLB Authentic Collection™ outerwear, batting practice jerseys, T-shirts, shorts and fleece; Eagle Creek, Inc. (“Eagle Creek”), maker of Eagle Creek® brand adventure travel gear, including accessories, luggage and daypacks; and the brand-related assets of a former licensee who had rights to market VF’s The North Face® brand in China and Nepal (“The North Face – China”). These acquisitions, together with Seven For All Mankind and lucy activewear, are collectively referred to as the “2007 Acquisitions.”
•	Total Revenues increased 16% to $7,219.4 million, driven by higher revenues in our outdoor, jeanswear and imagewear businesses, with 10% coming from organic growth and 6% from acquisitions.
•	Income from Continuing Operations increased 15% to $613.2 million, and earnings per share from continuing operations increased 14% to $5.41 per diluted share. (All per share amounts below are presented on a diluted basis.) The biggest contributions to these increases were the strong performance of our global outdoor businesses, particularly driven by superior growth within The North Face® and Vans® branded businesses, and jeanswear branded businesses.
•	We sold our women’s intimate apparel business for $348.7 million in cash in April 2007.
•	Net Income (including our global intimate apparel business reported as discontinued operations) increased 11% in 2007 to a record $591.6 million, or $5.22 per diluted share.
•	We increased our quarterly dividend rate from $0.55 to $0.58 per share.

Analysis of Results of Continuing Operations
Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues during the last two years:

	2007	2006
	Compared with	Compared with
In millions	2006	2005
Total revenues — prior year	$6,216	$5,654
Organic growth	631	502
Acquisitions in prior year (to anniversary dates)	25	47
Acquisitions in current year	347	13

Total revenues — current year	$7,219	$6,216

Total Revenues consist of Net Sales of products and Royalty Income from licensees. Revenues in most of our ongoing businesses increased in 2007 and 2006, due primarily to unit volume increases, with the largest growth in our outdoor and jeanswear businesses. Additional details on revenues are provided in the section titled “Information by Business Segment.”
In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its business (primarily the European euro countries) benefited revenue by $130 million in 2007 relative to 2006 and by $11 million in 2006 relative to 2005. The weighted average translation rate for the euro was $1.36 per euro during 2007, compared with $1.25 during 2006 and 2005. With the weakening of the U.S. dollar in recent months, reported revenues in 2008 may be positively impacted compared with 2007.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	2007	2006	2005
Gross margin (total revenues less cost of goods sold)	43.5%	43.4%	43.2%

Marketing, administrative and general expenses	30.1%	30.1%	29.7%

Operating income	13.4%	13.3%	13.6%

Gross margins increased to 43.5% of revenues in 2007, compared with 43.4% in 2006 and 43.2% in 2005. Gross margins benefited 0.3% in 2007 over 2006 from the mix impact of our higher margin lifestyle businesses representing a higher percentage of total revenues. The 2007 comparison also benefited by 0.1% due to the special items in 2007 and 2006 (higher expense in 2006), discussed in the operating margin section of Long-term Financial Targets above. These benefits to 2007 were partially offset by higher levels of distressed sales, with lower gross margins, in 2007.
Gross margins also benefited 0.4% in 2006 over 2005 as a result of the mix impact resulting from our growing lifestyle businesses. This increase was partially offset by the impact of an adjustment in 2005 to reduce certain postemployment benefit accruals in Mexico, which did not recur in 2006.
Today, 26% of our total Net Sales relates to products manufactured in VF-owned facilities in Mexico, Europe and Central America and 74% relates to products obtained from contractors, primarily in Asia. Where we manufacture in VF-owned facilities, our product costs are lower than any available on a global basis for like products. We believe a combination of VF-owned and contracted production from different geographic regions provides flexibility and a competitive advantage in our product sourcing.
Marketing, Administrative and General Expenses as a percent of revenues were 30.1% of revenues in 2007 and 2006 and 29.7% in 2005. This ratio increased 0.4% in 2007 and 2006 due to a shift in the mix of our businesses toward those with higher expense percentages, specifically toward our growing lifestyle branded businesses. The 2007 ratio also increased 0.2% due to the impact of the 2007 Acquisitions, whose operations have not yet been fully integrated within VF. In addition, the specific actions discussed in the operating margin section of Long-term Financial Targets above increased this ratio by 0.2% in 2007 and 0.1% in 2006. The increases in 2007 and 2006 over the respective prior years were offset by the impact of beneficial revenue growth in many of our businesses, resulting in improved leverage of operating expenses.
We include costs of cooperative advertising, licensing, retail stores and shipping and handling in Marketing, Administrative and General Expenses, as stated in our significant accounting policies in Note A to the Consolidated Financial Statements. Some other apparel companies classify cooperative advertising costs or licensing costs as a reduction of Net Sales or Royalty Income, respectively, while some classify retail store and shipping and handling costs in Cost of Goods Sold. Accordingly, our gross margins and operating expenses may not be directly comparable with other apparel companies.
Interest income increased $3.3 million in 2007 due to an increase in interest rates and higher cash levels resulting primarily from the timing of the sale of the global intimate apparel business and cash generated from operations. Interest expense (including amortization of debt discount and debt issuance costs, net of amortization of the gain on an interest rate hedging contract) increased $14.9 million in 2007 due to (i) higher borrowings needed to fund acquisition activity and (ii) higher interest rates on short-term debt. Interest expense decreased $13.3 million in 2006 due to lower average interest rates and lower average debt outstanding. Average interest-bearing debt outstanding totaled approximately $1,080 million for 2007, $900 million for 2006 and $1,030 million for 2005. The weighted average interest rate on outstanding debt was 6.4% for 2007, 6.1% for 2006 and 6.7% for 2005.
The effective income tax rate was 32.3% in 2007, compared with 31.2% in 2006 and 32.2% in 2005. During 2007 and 2006, we recorded tax benefits of $12.0 million and $16.9 million, respectively, for the favorable audit outcomes on certain tax matters and from expiration of statutes of limitations outside of the United States. These benefits lowered our annual tax rates by 1.3% and 2.2%, respectively. The 2005 rate benefited from favorable settlements of prior years’ foreign and state tax returns.
Income from Continuing Operations increased 15% to $613.2 million ($5.55 per share) in 2007 and by 11% to $535.1 million ($4.83 per share) in 2006. After considering the effects of discontinued operations and a cumulative effect charge for the change in accounting policy for stock-based compensation in 2005, VF reported net income of $591.6 million ($5.22 per share) in 2007, $533.5 million ($4.72 per share) in 2006 and $506.7 million ($4.44 per share) in 2005. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar had a $0.11 favorable impact on earnings per share in 2007 compared with 2006 and a $0.02 favorable impact in 2006 compared with 2005. Also, the 2007 Acquisitions added $0.09 per share to the 2007 results, and the Reef acquisition (acquired in 2005) had a $0.03 favorable impact to earnings per share in 2006 compared with 2005.
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
The following table presents a summary of the changes in our Total Revenues by coalition during the last two years:

					Contemporary
In millions	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Other
Total revenues - 2005	$2,697	$1,455	$806	$651		$45
Organic growth	70	366	22	35		9
Acquisitions in prior year	—	47	—	—		—
Acquisitions in current year	13	—	—	—		—

Total revenues - 2006	2,780	1,868	828	686		54
Organic growth	92	470	4	(2)		67
Acquisitions in prior year	25	—	—	—		—
Acquisitions in current year	—	49	156	—	$142	—

Total revenues - 2007	$2,897	$2,387	$988	$684	$142	$121

     Jeanswear:
The Jeanswear Coalition consists of our global jeanswear businesses, led by the Wrangler® and Lee® brands. Overall jeanswear revenues were up 4% in 2007 and 3% in 2006. Domestic jeanswear revenues were flat in 2007 compared with 2006, with a 3% increase in our mass market business offset by slight declines in our Lee® and specialty businesses. In 2006 domestic jeanswear revenues increased 3% led by the turnaround of the Lee® brand, which posted a 6% increase over 2005. Also, our domestic mass market revenues increased by 4% in 2006. These increases were partially offset by the exit of the Earl Jean business in early 2006.

Jeanswear revenues in international markets, including Europe, Canada, Mexico, Latin America and Asia, increased 13% in 2007 over 2006. Foreign currency translation positively impacted 2007 Jeanswear revenues by $57 million, or 6%. Revenues from the joint venture in India, established in September 2006, contributed 3% of the increase. Revenues increased in all geographic areas in 2007 with the exception of our Latin America operations, where revenues were flat. International jeanswear revenues increased 3% in 2006 over 2005. Approximately 2% of the 2006 increase resulted from our joint venture in India. Revenues increased in all geographic areas in 2006 compared with 2005 other than Canada, which was flat.
Jeanswear Coalition operating margins were 16.6% in 2007 and 15.5% in 2006. The operating margin improvement in 2007 was attributed to higher gross margins resulting from (i) growth in our international jeans businesses, where gross margins are higher than our domestic businesses, (ii) improved operating efficiencies and (iii) actions taken in the prior year to reduce product cost and improve product development capabilities. Jeanswear operating results include expenses of $8.0 million in 2007 and $14.5 million in 2006 related to these capacity reduction and other actions, which negatively impacted operating margins in those years by 0.3% and 0.5%, respectively. In addition, approximately 0.2% of the improvement in operating margin in 2007 was driven by the gain on the sale of H.I.S® trademarks and related intellectual property during 2007.
Jeanswear Coalition operating margins were 15.5% in 2006 compared with 16.8% in 2005. The reduction in margin percentage primarily resulted from the 0.5% negative impact in 2006 for the capacity reduction and other actions discussed above, combined with the impact of reducing Mexican postemployment benefit accruals in 2005 (0.6% positive impact in 2005), which management had determined were greater than required under local laws. The remaining decline in operating margins in 2006 resulted from increased domestic spending on advertising and investments in retail stores overseas.
      Outdoor:
The Outdoor Coalition consists of VF’s outdoor-related businesses including The North Face® brand apparel, footwear and equipment, JanSport® and Eastpak® daypacks and apparel, Vans® performance and casual footwear and apparel, Kipling® bags and accessories, Napapijri® outdoor-based sportswear, Reef® beach-inspired footwear and apparel and Eagle Creek® adventure travel gear. Revenues increased 28% in 2007, with 25% organic growth and the remainder from the Eagle Creek and The North Face – China acquisitions. The organic growth was led by global unit volume increases and strong consumer demand for our The North Face®, Vans®, Kipling® and Napapijri® brands. The growth in these brands, particularly The North Face® and Vans®, included geographic expansion, opening additional owned retail locations and entering new product categories.
Revenues also increased 28% in 2006 primarily through organic growth, led by unit volume increases for The North Face® and Vans® products in the United States and international markets. The acquisition of Reef also added $47 million to 2006 revenues (for the period prior to its acquisition anniversary date). Revenues in 2007 and 2006 benefited from the favorable effects of foreign currency translation by $73 million and $8 million, respectively.
Coalition Profit increased 31% in 2007, with operating margins increasing to 16.4% in 2007 from 16.0% in 2006. The increase was driven by strong revenue growth, resulting in improved leverage of operating expenses including distribution and product development. Also, revenue growth was more significant in our international and retail operations, where operating margins are typically higher. These items were offset by higher levels of distressed sales and additional investments in our retail operations.
Coalition Profit increased 28% in 2006, consistent with the revenue increase above. The operating margins in both 2006 and 2005 for the Outdoor Coalition were 16.0%. The 2005 acquisition of Reef added approximately $5 million, or 2%, to Coalition Profit in 2006.
Imagewear:
The Imagewear Coalition includes VF’s occupational (industrial, career and safety) apparel business, as well as our licensed apparel business. Revenues in the occupational apparel business declined 3% as many of our industrial customers continue to internalize their manufacturing. This reduction included the impact of exiting our underperforming commodity fleece and T-shirt business. Excluding this business, revenues in our occupational apparel business increased slightly in 2007 over 2006.
Revenues in the licensed apparel business increased 59% due to the acquisition of Majestic, which added $156 million to revenues in 2007. Excluding the impact of the Majestic acquisition, licensed apparel revenues increased 6% led by growth in the licensed National Football League and Major League Baseball businesses.
Coalition Revenues increased 3% in 2006 with occupational apparel revenues increasing 2% and licensed apparel revenues increasing 4%. Excluding the impact of the phaseout of our underperforming commodity fleece and T-shirt business, occupational apparel revenues increased 6% in 2006 with increased revenues in industrial, career and safety apparel. Licensed apparel revenues increased 4% in 2006 led by growth in the licensed National Football League business.
Coalition Profit declined to 14.4% in 2007 from 16.2% in 2006, resulting from competitive factors impacting the pricing of our new programs within the occupational apparel businesses and the impact of the Majestic acquisition, which had lower operating margins than Imagewear Coalition averages.
Coalition Profit increased 6% in 2006 with substantially all of the growth in licensed sports apparel. Profits in the occupational apparel business were flat in 2006 compared with 2005. Operating margin for the Imagewear Coalition increased from 15.7% in 2005 to a record 16.2% in 2006, resulting from lower advertising costs and lower increases in administrative and other fixed costs in relation to revenue growth.
Sportswear:
The Sportswear coalition consists of our Nautica® lifestyle brand, the John Varvatos® luxury collection for men and the Kipling® brand business in North America (whereas the Kipling® brand is managed as part of the Outdoor Coalition internationally). Coalition Revenues were flat in 2007 compared with 2006, with a 4% decrease in our Nautica® brand revenues offset by double-digit gains in our John Varvatos® and Kipling® brand businesses. The overall decline in Nautica revenues resulted from lower menswear business due to challenging conditions in department stores and higher promotional activity in our Nautica retail stores in the second half of 2007. This decrease was offset by increased revenues in our Nautica® brand women’s sportswear.
Coalition Revenues increased 5% in 2006, including a 4% increase in our Nautica® brand revenues and strong growth in our John Varvatos® and Kipling® brand businesses.
Sportswear Coalition operating margins declined to 9.6% in 2007 from 13.3% in 2006 due to the impact of revenue decreases in the Nautica® brand without comparable expense reduction and increased promotional activity in our owned outlet stores and the department store channel in 2007. Both 2007 and 2006 include significant investments in our Nautica® brand women’s sportswear business. Operating losses resulting from the Nautica® women’s initiative lowered the overall coalition operating margins by approximately 2% in both years.
Sportswear Coalition operating margins were 13.3% in 2006 and 15.4% in 2005. Coalition Profit declined in 2006 from 2005 primarily due to the investments behind the Fall 2006 introduction of the Nautica® brand women’s sportswear collection.
Contemporary Brands:
This coalition was formed in August 2007 with two newly acquired businesses — Seven For All Mankind and its 7 For All Mankind® brand of premium denim jeanswear and related apparel and lucy activewear and its lucy® brand of women’s activewear. The Contemporary Brands Coalition operating margin of 17.5% was driven by the high profitability of Seven For All Mankind, a high gross margin business. The lucy activewear business is not currently profitable due to start-up costs for new stores and high promotional activity exceeding the earnings contribution of their retail locations. With the roll-out of additional stores, profitability is expected in 2009.
Other:
The Other business segment includes the VF Outlet business unit of company-operated retail outlet stores in the United States that sell a broad selection of excess quantities of first quality VF products and other branded products. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products (primarily women’s intimate apparel, childrenswear, hosiery, underwear and accessories, which provide a broader selection of merchandise to attract consumer traffic) are reported in this business segment. The increase in revenues in 2007 was due to VF Outlet’s sale of women’s intimate apparel products obtained from independent suppliers following VF’s sale of its intimate apparel business in April 2007 (whereas such revenues prior to April 2007 were reported as part of discontinued operations).
Reconciliation of Coalition Profit to Consolidated Income from Continuing Operations Before Income Taxes:
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

Corporate and Other Expenses consists of corporate headquarters’ and similar costs that are not apportioned to the operating coalitions. These expenses are summarized as follows:

In millions	2007	2006	2005
Information systems and shared services	$187.0	$179.0	$157.1
Less costs apportioned to coalitions	(146.4)	(153.0)	(118.0)
Less billings for transition services after sale of intimate apparel business	(13.7)	—	—

	26.9	26.0	39.1
Corporate headquarters’ costs	96.4	84.7	90.2
Trademark maintenance and enforcement	10.9	11.3	7.4
Other	6.1	5.8	0.5

Corporate and Other Expenses	$140.3	$127.8	$137.2

Information Systems and Shared Services – Included are costs of our management information systems and our centralized shared services center, which includes common financial, supply chain, human resources and customer management services that support our worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services, such as minutes of computer processing time, number of transactions or number of users. Costs to develop new computer applications that will be used across VF are not allocated to the coalitions. The growth in the information systems and shared services costs in 2007 and 2006 over the 2005 level is related to increased information systems development, additions to information technology infrastructure and higher centralized supply and sales chain management costs. Also, a greater proportion of management information systems and other costs were allocated to the coalitions in 2006 and 2007, primarily related to new information system implementations during those periods.
Corporate Headquarters’ Costs – Headquarters’ costs include compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general expenses, which are not apportioned to the coalitions.  The increase in these costs from 2006 to 2007 was driven by higher compensation and other costs.
Trademark Maintenance and Enforcement – Legal and other costs of registering, maintaining and enforcing the majority of VF’s trademarks, plus related costs of licensing administration, are controlled by a centralized trademark and licensing staff and are not allocated to the coalitions.

Other – This category includes (i) adjustments to convert the earnings of certain business units using the FIFO inventory valuation method for internal reporting to the LIFO method for consolidated financial reporting, (ii) miscellaneous costs that result from corporate programs or corporate-managed decisions that are not allocated to the business units for internal management reporting and (iii) other consolidating adjustments.
Analysis of Financial Condition
Balance Sheets
Accounts Receivable increased 20% in 2007 due to a 22% increase in fourth quarter revenues over 2006 and slight improvement in our days’ sales outstanding.
Inventories increased by 19% in 2007 over the prior year. Inventories increased by (i) 13% due to the impact of the 2007 Acquisitions (ii) 3% from the effects of a weaker U.S. dollar and (iii) 3% due to higher levels of inventory in our organic businesses.
Property, Plant and Equipment increased in 2007 due to the 2007 Acquisitions and capital spending in 2007 exceeding depreciation expense by $19 million. Capital spending in 2007 supported the growth of our businesses and specifically included an increased level of spending to support new retail store roll-outs.
Intangible Assets and Goodwill each increased in 2007 due to the 2007 Acquisitions and the impact of foreign currency translation (a weaker U.S. dollar). Other Assets increased in 2007 due to (i) the recognition of a $27 million pension asset for the overfunded status of our qualified defined benefit pension plan in accordance with FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement 158”) and (ii) an increase in assets held under deferred compensation plans. See Notes B, G, H and I to the Consolidated Financial Statements.
In October 2007, VF entered into a $1.0 billion domestic senior unsecured committed revolving bank credit agreement that supports issuance of up to $1.0 billion in commercial paper. This agreement replaced a similar $750 million agreement. Also in October 2007, certain international subsidiaries, with VF as guarantor, entered into a €250.0 million (U.S. dollar equivalent of $367.9 million) international senior unsecured committed revolving bank credit agreement, which also replaced a similar €175.0 million agreement.

Short-term Borrowings at December 2007 included $92.7 million outstanding under the international credit agreement. Short-term borrowings at December 2007 were higher than December 2006 because a portion of the 2006 borrowings under the international credit agreement were classified as long-term debt because it was expected to remain outstanding for at least 12 months.
Accounts Payable increased in 2007 compared with 2006 due to higher inventory levels and the timing of inventory purchases and the related vendor payments at fiscal year-end. Accrued Liabilities increased in 2007 due to the 2007 Acquisitions and higher incentive compensation accruals.
Long-term Debt increased from 2006 to 2007 due to the issuance of $600.0 million of senior notes in October 2007 (see Note O to the Consolidated Financial Statements), offset by payment of a note related to the Nautica acquisition and payment of amounts classified in 2006 as long-term under the international credit agreement.
Other Liabilities increased due to an increase in deferred tax liabilities arising from foreign currency translation, offset in part by an improvement in the funded status of our defined benefit pension plans in accordance with Statement 158. This standard, effective for December 2006, requires that the funded status of a defined benefit plan, measured as the difference between the fair value of plan assets and projected benefit obligations, be recorded in the balance sheet. At the end of 2006, an unfunded pension liability of $143.8 million was recorded in Other Liabilities. This long-term liability decreased to $74.4 million at the end of 2007 due primarily to actuarial gains arising from an increase in the discount rate and favorable investment returns on plan assets.
See Note N for a discussion of asset, liability and equity balances related to defined benefit pension plans in VF’s 2007 and 2006 Consolidated Balance Sheets.
Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

Dollars in millions	2007	2006
Working capital	$1,510.7	$1,563.2
Current ratio	2.3 to 1	2.5 to 1
Debt to total capital	26.4%	19.5%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 21.1% at the end of 2007.
VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash flow from operating activities of continuing operations, which was $833.6 million in 2007, $454.1 million in 2006 and $533.7 million in 2005, is primarily dependent on the level of Income from Continuing Operations and changes in investments in inventories and other working capital components. Income from Continuing Operations was $613.2 million, $535.1 million and $482.6 million in 2007, 2006 and 2005, respectively. Income from Continuing Operations in each year included noncash stock-based compensation expense of $62.4 million, $46.4 million and $40.5 million in 2007, 2006 and 2005, respectively. Also, we did not make a discretionary contribution to our qualified defined benefit pension plan in 2007 (because our qualified plan was fully funded based on projected benefit obligations), while operating cash flows included discretionary contributions of $75.0 million in 2006 and $55.0 million in 2005.
The net change in operating asset and liability components was a cash usage of $4.2 million in 2007, compared with cash usage of $200.6 million in 2006 and $109.7 million in 2005. Much of the improvement in this area was due to a specific focus on working capital leverage by management at the end of 2007. Major reasons for changes in the year-to-year cash impact from operating asset and liability accounts in 2007 compared with 2006 included (i) higher than normal accounts receivable at the end of 2006, resulting from very strong international sales near the end of the year to customers with longer payment terms, (ii) unusually low accounts payable at the end of 2006 due to the timing of inventory receipts and (iii) unusually high accrued income taxes at the beginning of 2006 due to required tax payments for the prior year.
To finance its ongoing operations and most unusual circumstances that may arise, VF anticipates relying upon continued future strong cash generation. In addition, VF has significant existing liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of 2007, $989.9 million was available for borrowing under VF’s $1.0 billion senior unsecured committed revolving bank credit facility, with $10.1 million of standby letters of credit issued under the agreement. Also at the end of 2007, $275.2 million was available for borrowing under VF’s €250.0 million (U.S. dollar equivalent of $367.9 million) senior unsecured committed international revolving bank credit facility.
We paid cash of $1,060.6 million, $39.3 million and $211.8 million for acquisitions in 2007, 2006 and 2005, respectively, net of cash balances in the acquired companies. The 2007 Acquisitions were funded with existing VF cash balances, short-term commercial paper borrowings and bank borrowings. Commercial paper borrowings were repaid from proceeds of the long-term notes issued in October 2007 and cash flows from operations. In addition, we received $348.7 million in proceeds from the sale of our intimate apparel business in 2007.
Capital expenditures were $113.9 million in 2007, compared with $127.2 million and $103.0 million in 2006 and 2005, respectively. Capital expenditures in each of these years primarily related to retail and distribution, as well as maintenance spending across our global manufacturing network. We expect that capital spending could reach $145 million in 2008, with the increase related to higher retail store investments. Capital spending will be funded by cash flow from operations.
During 2007, VF received $592.0 million in proceeds from the issuance of 5.95% senior notes due in 2017 and 6.45% senior notes due in 2037. VF repaid $78.1 million under the international bank credit agreements in 2007 and a $33.0 million note related to the Nautica acquisition in each of 2007 and 2006. During 2005, VF repaid $401.3 million of long-term debt at scheduled maturity dates. See Notes J and L to the Consolidated Financial Statements.
In October 2007, Standard & Poor’s Ratings Services affirmed its ‘A minus’ corporate credit rating, ‘A-2’ commercial paper rating and ‘stable’ outlook for VF. Standard & Poor’s also assigned its ‘A minus’ senior unsecured debt rating to VF’s $600.0 million unsecured senior notes issued in October 2007. In August 2007, Moody’s Investors Service affirmed VF’s long-term debt rating of ‘A3’, commercial paper rating of ‘Prime-2’ and ‘stable’ outlook. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the $600.0 million of senior notes issued in 2007, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.
During 2007, VF purchased 4.1 million shares of its Common Stock in open market transactions at a cost of $350.0 million (average price of $85.03), using the proceeds from the sale of our intimate apparel business, and in 2006 purchased 2.0 million shares at a cost of $118.6 million (average price of $59.29 per share). In addition, VF purchased 4.0 million shares of its Common Stock in 2005 at a cost of $229.0 million (average price of $57.25 per share). The primary objective of our share repurchase program is to offset, on a long-term basis, dilution caused by awards under equity compensation plans. Under its current authorization from the Board of Directors, VF may purchase an additional 5.2 million shares. The Company expects to repurchase 2.0 million shares in 2008. We will continue to evaluate future share repurchases considering funding required to support business acquisitions, our common stock price and levels of stock option exercises.
Cash dividends totaled $2.23 per common share in 2007, compared with $1.94 in 2006 and $1.10 in 2005. Our dividend payout rate was 42.7% in 2007, compared with payout rates of 41.1% in 2006 and 24.2% in 2005. Going forward, we expect to pay dividends of approximately 40% of our diluted earnings per share. The current indicated annual dividend rate for 2008 is $2.32 per share.
Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2008 that will require the use of funds:

		Payments Due or Forecasted by Period
In millions	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt(1)	$2,517	$79	$78	$274	$61	$61	$1,964
Operating leases(2)	702	143	126	105	86	62	180
Minimum royalty payments(3)	483	65	77	81	79	79	102
Inventory obligations(4)	783	705	15	15	15	15	18
Other obligations(5)	603	123	110	65	40	33	232

Total	$5,088	$1,115	$406	$540	$281	$250	$2,496

(1)	Long-term debt, including the current portion, consists of both required principal and related interest obligations. Also included are payment obligations for capital leases.

(2)	Operating leases represent required minimum lease payments. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities and maintenance. Such costs, which are not included above, average approximately 18% of the stated minimum lease payments.

(3)	Minimum royalty payments include any required minimum advertising commitments under license agreements.

(4)	Inventory purchase obligations represent binding commitments for finished goods, raw materials and sewing labor in the ordinary course of business that are payable upon satisfactory receipt of the inventory by VF. Included is a remaining commitment to purchase $92.5 million of finished goods from one supplier, with a minimum of $15.0 million per year. The reported amount excludes inventory purchase liabilities included in Accounts Payable at December 2007.

(5)	Other obligations represent other commitments for the expenditure of funds, some of which do not meet the criteria for recognition as a liability for financial statement purposes. These commitments include future cash payments for Other Liabilities, as presented and classified as noncurrent liabilities in VF’s Consolidated Balance Sheet, as well as (i) forecasted amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects. Forecasted cash requirements for components of Other Liabilities include (i) portions of those liabilities classified in Current Liabilities and (ii) payments of deferred compensation and other employee-related benefits, income taxes, product warranty claims and other liabilities based on historical and forecasted cash outflows.
We have other financial commitments at the end of 2007 that are not included in the above table but may require the use of funds under certain circumstances:
•	We made discretionary contributions to our qualified defined benefit pension plan of $75.0 million in 2006 and $55.0 million in 2005. We did not make any contribution to this plan in 2007. We are not required to and do not anticipate making a discretionary contribution during 2008 because the plan is fully funded at the end of 2007 based on projected benefit obligations. Future discretionary pension funding contributions are not included in the table because of uncertainty over whether further contributions will be required.

•	VF has entered into $79.4 million of surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if VF were to fail to meet its claims obligations.

•	Purchase orders in the ordinary course of business represent authorizations to purchase rather than binding commitments and are therefore excluded from the table.
During 2007 VF met its obligations when due by issuing commercial paper for operating activities, borrowing under a short-term bank facility, issuing $600.0 million principal amount of publicly traded notes and entering into new domestic and international credit agreements on terms substantially similar to its previous agreements. Credit market conditions and the general contraction of liquidity in the United States and global capital markets during the last half of 2007 caused by subprime mortgage risk exposures did not have a significant impact on VF. Management believes that VF’s cash balances and funds provided by operating activities, as well as unused committed bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise.
We do not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.
Risk Management
VF is exposed to a variety of market risks in the ordinary course of business, and we regularly assess these potential risks. We manage our exposures to these risks through our operating and financing activities and, when appropriate, by taking advantage of naturally offsetting exposures within VF or by creating offsetting positions through the use of derivative financial instruments. Derivative financial instruments are contracts whose value is based on, or “derived” from, changes in the value of an underlying currency exchange rate, interest rate or other financial asset or index. We do not use derivative financial instruments for trading or speculative purposes.
We limit the risk of interest rate fluctuations on net income and cash flows by managing our mix of fixed and variable interest rate debt. In addition, we may also use derivative financial instruments to minimize our interest rate risk. Since all of our long-term debt has fixed interest rates, our primary interest rate exposure relates to changes in interest rates on variable rate borrowings, which averaged approximately $396 million during 2007. However, any change in interest rates would also affect interest income earned on VF’s cash equivalents on deposit. Based on average amounts of borrowings having variable interest rates and cash on deposit during 2007, the effect of a hypothetical 1.0% change in interest rates on reported net income would not be material.
VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 28% of our revenues in 2007 were generated in international markets. Substantially all of our foreign businesses operate in functional currencies other than the U.S. dollar. Assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. During 2007, we entered into a new international bank credit agreement that provides for euro-denominated borrowings. At the end of 2007, euro borrowings under this agreement totaled €63 million ($92.7 million), which reduces exposure to currency rate changes for our euro-denominated net assets. Net advances to our foreign businesses, primarily in Europe, Latin American and Asia, are considered to be long-term, and accordingly, foreign currency translation effects on those net assets are deferred as a component of Accumulated Other Comprehensive Income (Loss) in Common Stockholders’ Equity. We do not hedge these net investments and do not hedge the translation of foreign currency operating results into the U.S. dollar.
We monitor net foreign currency market exposures and may in the ordinary course of business enter into foreign currency forward exchange contracts to hedge the effects of exchange rate fluctuations for specific foreign currency transactions or a portion of our anticipated foreign currency cash flows. Use of these financial instruments allows us to reduce the overall exposure to exchange rate movements on VF’s U.S. dollar cash flows, since gains and losses on these contracts will offset losses and gains on the transactions or cash flows being hedged. Our practice is to hedge a portion of our net foreign currency cash flows anticipated during the following 12 months (relating to cross-border inventory purchases, production costs, product sales and intercompany royalty payments) by buying or selling U.S. dollar contracts against various currencies. Although VF is exposed to risk of loss in the event of nonperformance by the counterparties to these foreign exchange contracts, we believe these counterparties are creditworthy financial institutions and do not anticipate nonperformance.
If there were a hypothetical adverse change in foreign currency exchange rates of 10% compared with rates at the end of 2007, the expected effect on the change in fair value of the hedging contracts outstanding would result in an unrealized loss of approximately $30 million. Based on changes in the timing and amount of foreign currency exchange rate movements, the actual unrealized loss could differ. However, any such change in the fair value of the hedging contracts would also result in an offsetting change in the value of the underlying transactions or anticipated cash flows being hedged.

VF is exposed to market risks for the pricing of cotton and other fibers, which indirectly impacts fabric prices. We manage our fabric prices by obtaining fixed price commitments for denim and other fabrics in some cases for up to one year in advance. VF has not historically managed, nor do we currently intend to manage, commodity price exposures by using derivative instruments.
VF has nonqualified deferred compensation plans in which liabilities accrued for the plans’ participants are based on market values of investment funds that are selected by the participants. The risk of changes in the market values of the participants’ investment selections is hedged by VF’s investment in a portfolio of securities that substantially mirrors the investment selections underlying the deferred compensation liabilities. Increases and decreases in deferred compensation liabilities are substantially offset by corresponding increases and decreases in the market value of VF’s investments, resulting in a negligible net exposure to our operating results and financial position.
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
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions and may retain outside consultants to assist in our evaluation in areas such as allocation of the purchase price of acquired businesses, equity compensation, pension benefits and self-insured liabilities. Because our business cycle is relatively short (i.e., from the date that we place an order for inventory until that inventory is sold and the trade receivable is collected), actual results related to most of these estimates are known within a few months after any balance sheet date. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.
We believe the following accounting policies involve the most significant estimates, assumptions and management judgments used in preparation of our consolidated financial statements or are the most sensitive to change from outside factors. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
Inventories
Our inventories are stated at the lower of cost or market value. Cost includes all material, labor and overhead costs incurred to manufacture or purchase the finished goods. Overhead allocated to manufactured product is based on the normal capacity of our plants and does not include amounts related to idle capacity or abnormal production inefficiencies. Market value is based on a detailed review in each business unit, at least quarterly, of all inventories on the basis of individual styles or individual style-size-color stockkeeping units (“SKUs”) to identify slow moving or excess products, discontinued and to-be-discontinued products, and off-quality merchandise. This review matches inventory on hand, plus current production and purchase commitments, with current and expected future sales orders. For those units in inventory that are identified as slow-moving or excess quantities, we estimate their market value based on historical experience and current realization trends. This evaluation, performed using a systematic and consistent methodology, requires forecasts of future demand, market conditions and selling prices. If the forecasted market value, on an individual style or SKU basis, is less than cost, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures, on an individual style or SKU basis, at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to our timely identification and rapid disposal of these reduced value inventories.
Physical inventory counts are taken on a regular basis. We provide for estimated inventory losses that have likely occurred since the last physical inventory date. Historically, our physical inventory shrinkage has not been significant.
Long-lived Assets
We allocate the purchase price of an acquired business to the underlying tangible and intangible assets acquired, and liabilities assumed, based on their respective fair values, with any excess purchase price recorded as Goodwill. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective, as the fair value assessments are based on forecasts of future cash flows. We use the same assumptions of future cash flows for assigning fair values to these assets that we used for evaluation of the business acquisition.

Our depreciation policies for property, plant and equipment and our amortization policies for definite-lived intangible assets reflect judgments on the estimated economic lives of these assets. Specifically for customer-related intangible assets, we review historical attrition patterns for various groups of customers, and for license-related intangible assets, we review historical trends and expected license renewal rates. We review these assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We measure recoverability of the carrying value of these assets by comparison with estimated undiscounted cash flows expected to be generated by the assets. This review requires estimates and assumptions about the forecasted amount and duration of future cash flows and residual value, if any, attributable to the assets being tested. These evaluations have not resulted in any significant impairment charges during the past three years.
We evaluate indefinite-lived trademark intangible assets and goodwill in all business units at least annually, or more frequently if there is an indication of possible impairment. We measure recoverability of the carrying value of intangible assets by comparison with the fair value of the indefinite-lived trademark. The recoverability of the carrying value of goodwill is assessed by comparing the book value of the underlying business to its fair value. Since fair value is generally based on discounted cash flows, it requires management’s assumptions and judgment regarding business strategies, future revenues and profitability, and a discount rate that reflects the risk inherent in those future cash flows.
If the estimated fair value of a business reporting unit were to decline, or if we were to decide to discontinue use of a trademark or to dispose of a business, we may be exposed to an impairment charge, which could be material, related to intangible assets or goodwill. For each of the last three years, the indicated fair value of the indefinite-lived trademark assets and goodwill in the business units exceeded the respective carrying amount of those assets. For the reporting unit whose estimated fair value was closest in dollar terms to its carrying value, the estimated fair value exceeded its respective carrying value by approximately 18%.
Stock Options
Since our adoption of Statement 123(R) in 2005, we have been using a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. We believe that a lattice model provides a refined estimate of the fair value of options because it can incorporate (i) historical patterns and future assumptions about the exercise of stock options for each of several groups of option holders in relation to changes in the price of VF Common Stock and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. We performed a rigorous review of all assumptions and believe that the assumptions employed in each valuation are reflective of our outstanding options and underlying Common Stock and of our groups of option participants. Our lattice valuation is based on the assumptions listed in Note P to the Consolidated Financial Statements.
One of the critical assumptions in the valuation process is estimating the expected average life of the options before exercise. In each year, we based our estimates on evaluations of the historical and expected option exercise patterns for each of several groups of option holders that have historically exhibited different option exercise patterns. These evaluations included (i) voluntary stock option exercise patterns based on a combination of changes in the price of VF Common Stock and periods of time that options are outstanding before exercise and (ii) involuntary exercise patterns resulting from turnover, retirement and mortality.
Volatility is another critical assumption requiring judgment. In each year, we based our estimate of future volatility on a combination of implied and historical volatility. Implied volatility was based on short-term (up to 6 – 9 months) publicly traded near-the-money options on VF Common Stock. We measured historical volatility over a ten year period, corresponding to the contractual term of the options, using daily stock price observations. Our assumption for valuation purposes was that expected volatility starts at a level equal to the implied volatility and then transitions to the historical volatility over the remainder of the ten year option term.
Pension Obligations
VF sponsors defined benefit pension plans as a key retirement benefit for most domestic employees employed on or before December 31, 2004. The selection of appropriate actuarial assumptions for determination of our accumulated and projected pension benefit liabilities and of our annual pension expense is significant due to the long time period over which benefits are accrued and paid. We review annually the principal economic actuarial assumptions, summarized in Note N to the Consolidated Financial Statements, and modify them based on current rates and trends. We update annually participant demographics and the amount and timing of benefit payments. We also periodically review and modify as necessary other plan assumptions such as rates of retirement, termination, disability and mortality. Specifically during 2006 we updated the assumptions for future compensation increases, retirement and turnover, and during 2005 we updated the mortality assumption to a version of the RP 2000 mortality table that includes a provision for improvements in life expectancy through 2015. We believe these assumptions are reflective of the employee base covered by the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.
One of the critical assumptions used in the actuarial model is the discount rate. The discount rate is used to estimate the present value of our accumulated and projected benefit obligations at each valuation date. We adjust, as necessary, our discount rate assumption at each annual valuation date based on current market interest rates. We select our discount rate based on matching high quality corporate bond yields to the projected benefit payments and duration of obligations for participants in our pension plans. We use the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service (approximately 500 such bonds that are noncallable or with make-whole provisions) and exclude the highest and lowest yielding bonds. The plans’ projected benefit payments are matched to spot interest rates over the expected payment period, and a present value is developed that produces a single equivalent discount rate that recognizes our plans’ distinct liability characteristics. We believe our 2007 discount rate of 6.40% appropriately reflects current market conditions and the long-term nature of projected benefit payments to participants in our pension plans. The discount rate for our plans may be higher than rates used for plans at some other companies because of our plans’ higher percentage of female participants with a longer life expectancy and higher percentage of inactive participants who will not begin receiving vested benefits for many years.
Another critical assumption of the actuarial model is the expected long-term rate of return on investment assets in our pension trust. Our investment objective is to maximize the long-term return on a diversified portfolio of assets at an acceptable level of risk. The rate of return is the weighted average of expected long-term asset return assumptions for the various classes of assets held by the plan. Return assumptions are based on several factors, including the mix of investment assets, historic and projected market returns by asset class and current market conditions. Our rate of return assumption was 8.25% in 2007 and 2006 and 8.50% in 2005, which were less than our actual compounded annual return over the preceding 15 years. During 2008, the target mix of investment assets will be altered, with part of the change being to increase the portion of fixed income investments and to lengthen the average duration of those investments to more closely match expected benefit payments. The purpose of this change in plan investments is to better match the effect of interest rate changes on the value of our plan’s investment assets with the benefit obligations they are intended to fund, thereby reducing the year-to-year variability of our plan’s funded status and resulting pension expense. Based on these planned changes in investment mix, an evaluation of market conditions and projected market returns, we will be lowering the rate of return assumption to 8.00% for 2008.
The sensitivity of changes in valuation assumptions on our annual pension expense and on our plans’ projected benefit obligations (“PBO”), all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
Dollars in millions	Pension Expense	PBO
0.50% decrease in discount rate	$6	$84
0.50% increase in discount rate	(2)	(78)

0.50% decrease in expected investment return	5	—
0.50% increase in expected investment return	(5)	—

0.50% decrease in rate of compensation change	(1)	(11)
0.50% increase in rate of compensation change	1	11
Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. During the last several years, actual results have differed significantly from actuarial assumptions, resulting in $87.2 of accumulated net unrecognized actuarial losses at our 2007 valuation date. These accumulated losses arose primarily because (i) our pension plan liabilities increased substantially as a result of the overall decline in the discount rate from 7.5% in 2001 to 6.4% in 2007 and (ii), while our actual investment return on pension plan assets exceeded the actuarially assumed rate in the last three years, significant investment losses were incurred in 2002 and 2001 due to the overall decline in the securities markets. Our policy is to amortize unrecognized actuarial gains and losses to pension expense as follows: amounts in excess of 20% of PBO at the beginning of the year are amortized over five years; amounts totaling 10% to 20% of PBO are amortized over the expected average remaining service of active participants; and amounts totaling less than 10% of the lower of investment assets or PBO at the beginning of the year are not amortized.
The cost of pension benefits earned by our covered employees (commonly called “service cost”) has averaged $21.4 million per year over the last three years. Pension expense recognized in our financial statements was $13.1 million in 2007, $37.5 million in 2006 and $35.1 million in 2005. Expense in each of 2006 and 2005 was significantly higher than the average annual service cost because those years included a significant cost component for amortization of accumulated net unrecognized actuarial losses (as discussed in the preceding paragraph). Our pension expense for 2007 decreased significantly due to reduced amortization of unrecognized actuarial losses and increased plan investment assets arising from discretionary funding contributions of $75.0 million and $55.0 million in 2006 and 2005, respectively, and improved investment performance. Our pension expense for 2008 is expected to be comparable to the 2007 level.
In our qualified defined benefit pension plan, the fair value of plan assets exceeded projected benefit obligations, which resulted in a $27.4 million pension asset at our most recent valuation date. Our unfunded supplemental defined benefit plan resulted in a $77.5 million pension liability. The funded status of our plans recognized in our Consolidated Balance Sheets could change significantly in future years depending on securities market fluctuations, interest rates and the level of VF contributions to the qualified plan.
Effective December 31, 2004, VF’s domestic defined benefit plans were amended to close the existing plans to new entrants. The amendments did not affect the benefits of current plan participants or their accrual of future benefits. Domestic employees hired after that date, plus employees at certain acquired businesses not covered by those plans, now participate in a new defined contribution arrangement with VF contributing amounts based on a percentage of eligible compensation. Funds contributed under this new benefit arrangement are invested as directed by the participants. This defined contribution feature did not have a significant effect on our pension expense, or total retirement benefit expense, over the last three years. However, over a period of years, the expense of our defined benefit plans is expected to decline as a percentage of our total retirement benefit expense, and the year-to-year variability of our retirement benefit expense should decrease.
Income Taxes
VF’s income tax returns are regularly examined by federal, state and foreign tax authorities. These audits may result in proposed adjustments. We have reviewed all issues raised upon examination, as well as any exposure for issues that may be raised in future examinations. We have evaluated these potential issues under the “more-likely-than-not” standard of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. A tax position is recognized if it meets this standard and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Such judgments and estimates may change based on audit settlements, court cases and interpretation of tax laws and regulations. To the extent we prevail in a tax position or when the statute of limitations expires for a tax position for which accruals have been established, or to the extent we are required to pay amounts greater than established accruals, our income tax expense could be materially affected in the period of resolution. We do not currently anticipate any material impact on earnings from the ultimate resolution of income tax uncertainties. There are no accruals for general or unknown tax expenses.
We have recorded deferred income tax assets related to operating loss and capital loss carryforwards. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, possible changes in tax laws and tax planning strategies. If in our judgment it appears that we will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, we have recorded valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. An adjustment to income tax expense would be required in a future period if we determine that the amount of deferred tax assets to be realized differs from the net recorded amount.
We have not provided U.S. income taxes on a portion of our foreign subsidiaries’ undistributed earnings because we intend to invest those earnings indefinitely. If we were to decide to remit those earnings to the United States in a future period, our provision for income taxes could increase in that period.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of December 29, 2007. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 29, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
PART III
Item 10. Directors and Executive Officers of VF.
Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2008 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2007, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2008 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2007, which information is incorporated herein by reference.
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
The Board of Directors’ Corporate Governance Principles, the Audit Committee, Nominating and Governance Committee, Compensation Committee and Finance Committee charters and other corporate governance information, including the method for interested parties to communicate directly with nonmanagement members of the Board of Directors, are available on VF’s website. These documents, as well as the VF Corporation Code of Business Conduct, will be provided free of charge to any shareholder upon request directed to the Secretary of VF Corporation at P.O. Box 21488, Greensboro, NC 27420.
Item 11. Executive Compensation.
Information required by Item 11 of this Part III is included under the caption “Executive Compensation” (excluding the Compensation Committee Report) in VF’s 2008 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2007, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2008 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2007, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2008 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2007, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2008 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2007, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as a part of this report:
1.	Financial Statements — The following consolidated financial statements, management’s report on internal control over financial reporting and report of independent registered public accounting firm are included herein (*):

Page
Number

Management’s report on internal control over financial reporting	F—2

Report of independent registered public accounting firm	F—3

Consolidated balance sheets — December 2007 and 2006	F—5

Consolidated statements of income — Fiscal years ended December 2007, 2006 and 2005	F—6

Consolidated statements of comprehensive income — Fiscal years ended December 2007, 2006 and 2005	F—7

Consolidated statements of cash flows — Fiscal years ended December 2007, 2006 and 2005	F—8

Consolidated statements of common stockholders’ equity — Fiscal years ended December 2007, 2006 and 2005	F—9

Notes to consolidated financial statements	F—11

*	VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2007”, “2006” and “2005” relate to the fiscal years ended on December 29, 2007 (52 weeks), December 30, 2006 (52 weeks) and December 31, 2005 (52 weeks), respectively.
2.	Financial statement schedules - The following consolidated financial statement schedule and the report of independent registered public accounting firm with respect to that schedule are included herein:

Page
Number

Schedule II — Valuation and qualifying accounts	F—46
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

Number	Description
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession:
(A)	Agreement and Plan of Merger by and among VF Corporation, Ring Company, Ring Five LLC, Seven For All Mankind, LLC and certain Unitholders listed on the signature pages thereto dated July 26, 2007 (Incorporated by reference to Exhibit 2.1 to Form 8-K dated July 26, 2007)
3.	Articles of incorporation and bylaws:
(A)	Articles of Incorporation, restated as of October 19, 2006 (Incorporated by reference to Exhibit 3.2 to Form 8-K dated October 19, 2006)

(B)	Bylaws, as amended through December 11, 2007
4.	Instruments defining the rights of security holders, including indentures:
(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

(C)	Form of 8.50% Note due 2010 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 2000)

(D)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement no. 110458 filed November 13, 2003)

(E)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement no. 110458 filed November 13, 2003

(F)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 10, 2007 (Incorporated by references to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)

(G)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)

(H)	Form of 5.95% Note due 2017 for $250,000,000 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 25, 2007)

(I)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 25, 2007)

10.	Material contracts:
*(A)	1996 Stock Compensation Plan, as amended and restated as of February 6, 2007 (Incorporated by reference to Exhibit B to the 2007 Proxy Statement filed March 22, 2007)

*(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2008)

*(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(e) to Form 8-K filed on December 17, 2004)

*(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 7, 2008)

*(E)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Mackey J. McDonald (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on Febuary 7, 2008)

*(F)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2005)

*(G)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

*(H)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

*(I)	Executive Deferred Savings Plan II (Incorporated by reference to Exhibit 10(a) to Form 8-K filed on December 17, 2004)

*(J)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)

*(K)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)

*(L)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)

*(M)	Amended and Restated Fifth Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended April 1, 2006)

*(N)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the

Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)
*(O)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)

*(P)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)

*(Q)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)

*(R)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)

*(S)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)

*(T)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

*(U)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(c) to Form 8-K filed on December 17, 2004)

*(V)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to Form 8-K filed February 7, 2008)

*(W)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 4, 1997)

*(X)	Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the year ended December 29, 2001)

*(Y)	2004 Mid-Term Incentive Plan, a subplan under the 1996 stock compensation plan (Incorporated by reference to Exhibit 10(T) to Form 10-K for the year ended January 3, 2004)

(Z)	Credit Agreement, dated October 15, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 18, 2007)

(AA)	International Credit Agreement dated October 26, 2007, by and among VF Investments S.a.r.l., VF Europe BVBA, and VF International S.a.g.l., as Borrowers; VF Corporation, as Guarantor; and the Lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 29, 2007)

*(BB)	Agreement with John P. Schamberger, Former Vice President of VF Corporation, dated December 27, 2005 (Incorporated by reference to Exhibit 10(DD) to Form 10-K for the year ended December 31, 2005)

*(CC)	Agreement with George W. Derhofer, Former Vice President of VF Corporation, dated January 4, 2008

*(DD)	Amendment No. 1 to Change-in-Control Agreement of Mackey J. McDonald (Incorporated by reference to Exhibit (DD) to Form 10-K for the year ended December 30, 2006)

*(EE)	Award Certificate for Restricted Stock Granted to Eric C. Wiseman (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 1, 2006).

*	Management compensation plans
14.	Code of Business Conduct (Incorporated by reference to Exhibit 14 to Form 10-K for the year ended January 1, 2005) The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation at P.O. Box 21488, Greensboro, NC 27420.

21.	Subsidiaries of the Corporation

23.	Consent of independent registered public accounting firm

24.	Power of attorney

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

V.F. CORPORATION
	By:	/s/ Eric C. Wiseman
Eric C. Wiseman
President and Chief Executive Officer (Chief Executive Officer)

	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

	By:	/s/ Bradley W. Batten
Bradley W. Batten
February 26, 2008		Vice President - Controller (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Edward E. Crutchfield*
Juan Ernesto de Bedout*
Ursula F. Fairbairn*
Barbara S. Feigin*
George Fellows*
Daniel R. Hesse*
Robert J. Hurst*
W. Alan McCollough*
Mackey J. McDonald*
Clarence Otis, Jr.*
M. Rust Sharp*
Eric C. Wiseman*
Raymond G. Viault*
Director Director Director Director Director Director Director Director Director Director Director Director Director	February 26, 2008

By:	* /s/ C. S. Cummings	February 26, 2008
C. S. Cummings, Attorney-in-Fact

VF Corporation
Index to Consolidated Financial Statements
and Financial Statement Schedules

Page
Number
Management’s report on internal control over financial reporting	F—2
Report of independent registered public accounting firm	F—3
Consolidated balance sheets — December 2007 and 2006	F—5
Consolidated statements of income — Fiscal years ended December 2007, 2006 and 2005	F—6
Consolidated statements of comprehensive income — Fiscal years ended December 2007, 2006 and 2005	F—7
Consolidated statements of cash flows — Fiscal years ended December 2007, 2006 and 2005	F—8
Consolidated statements of common stockholders’ equity — Fiscal years ended December 2007, 2006 and 2005	F—9
Notes to consolidated financial statements	F—11
Schedule II — Valuation and qualifying accounts	F—46

VF Corporation
Management’s Report on Internal Control Over Financial Reporting
     Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 29, 2007.
     Management’s assessment of the effectiveness of VF’s internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of V.F. Corporation (the “Company”):
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of V.F. Corporation and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As more fully described in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for (i) stock-based compensation effective January 2, 2005; (ii) uncertain tax positions effective December 31, 2006; and (iii) defined benefit pension and other postretirement plans effective December 30, 2006, as well as the measurement date for the related plan assets and benefit obligations effective December 31, 2006.
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
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 26, 2008

VF CORPORATION
Consolidated Balance Sheets

	December
In thousands, except share amounts	2007	2006

ASSETS
Current Assets
Cash and equivalents	$321,863	$343,224
Accounts receivable, less allowance for doubtful accounts of $59,053 in 2007 and $46,113 in 2006	970,951	809,594
Inventories	1,138,752	958,262
Deferred income taxes	104,489	84,519
Other current assets	109,074	120,485
Current assets of discontinued operations	—	261,926

Total current assets	2,645,129	2,578,010

Property, Plant and Equipment	651,858	593,058
Intangible Assets	1,435,269	755,693
Goodwill	1,278,163	1,030,925
Other Assets	436,266	348,862
Noncurrent Assets of Discontinued Operations	—	159,145

	$6,446,685	$5,465,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$131,545	$88,467
Current portion of long-term debt	3,803	68,876
Accounts payable	509,879	385,700
Accrued liabilities	488,089	392,815
Current liabilities of discontinued operations	1,071	78,990

Total current liabilities	1,134,387	1,014,848

Long-term Debt	1,144,810	635,359
Other Liabilities	590,659	536,728
Noncurrent Liabilities of Discontinued Operations	—	13,586

Commitments and Contingencies

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding, 109,797,984 in 2007 and 112,184,860 in 2006	109,798	112,185
Additional paid-in capital	1,619,320	1,469,764
Accumulated other comprehensive income (loss)	61,495	(123,652)
Retained earnings	1,786,216	1,806,875

Total common stockholders’ equity	3,576,829	3,265,172

	$6,446,685	$5,465,693

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Income

	Year Ended December
In thousands, except per share amounts	2007	2006	2005

Net Sales	$7,140,811	$6,138,087	$5,582,075
Royalty Income	78,548	77,707	72,080

Total Revenues	7,219,359	6,215,794	5,654,155

Costs and Operating Expenses
Cost of goods sold	4,080,022	3,515,624	3,209,312
Marketing, administrative and general expenses	2,173,896	1,874,026	1,676,892

	6,253,918	5,389,650	4,886,204

Operating Income	965,441	826,144	767,951

Other Income (Expense)
Interest income	9,310	5,994	8,217
Interest expense	(72,122)	(57,259)	(70,596)
Miscellaneous, net	2,941	2,359	6,121

	(59,871)	(48,906)	(56,258)

Income from Continuing Operations Before Income Taxes	905,570	777,238	711,693

Income Taxes	292,324	242,187	229,064

Income from Continuing Operations	613,246	535,051	482,629

Discontinued Operations	(21,625)	(1,535)	35,906
Cumulative Effect of a Change in Accounting Policy	—	—	(11,833)

Net Income	$591,621	$533,516	$506,702

Earnings Per Common Share — Basic
Income from continuing operations	$5.55	$4.83	$4.33
Discontinued operations	(0.20)	(0.01)	0.32
Cumulative effect of a change in accounting policy	—	—	(0.11)

Net income	$5.36	$4.82	$4.54

Earnings Per Common Share — Diluted
Income from continuing operations	$5.41	$4.73	$4.23
Discontinued operations	(0.19)	(0.01)	0.31
Cumulative effect of a change in accounting policy	—	—	(0.10)

Net income	$5.22	$4.72	$4.44

Cash Dividends Per Common Share	$2.23	$1.94	$1.10
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended December
In thousands	2007	2006	2005

Net Income	$591,621	$533,516	$506,702

Other Comprehensive Income (Loss)
Foreign currency translation
Amount arising during year	136,877	69,400	(66,765)
Reclassification of (gain) loss to Net Income
Discontinued operations	50,191	—	—
Continuing operations	(8,517)	—	—

Defined benefit pension plans
Minimum pension liability adjustment	—	106,954	(38,488)
Current year actuarial gain	66,999	—	—
Amortization of deferred actuarial loss	5,296	—	—
Amortization of prior service cost	2,691	—	—

Derivative financial instruments
Amount arising during year	(26,377)	(6,105)	23,196
Reclassification to net income for (gains) losses realized	8,746	(1,781)	(2,979)

Unrealized gains and losses on marketable securities
Amount arising during year	(9,438)	(5,164)	855

Income tax benefit (expense) related to components of other comprehensive income (loss)	(63,860)	(66,686)	32,450

Other comprehensive income (loss)	162,608	96,618	(51,731)

Comprehensive Income	$754,229	$630,134	$454,971

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December
In thousands	2007	2006	2005

Operating Activities
Net income	$591,621	$533,516	$506,702
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	21,625	1,535	(35,906)
Cumulative effect of a change in accounting policy	—	—	11,833
Depreciation	94,540	90,374	88,047
Amortization of intangible assets	27,106	18,003	16,684
Other amortization	19,581	20,469	16,703
Stock-based compensation	62,413	46,427	40,512
Provision for doubtful accounts	13,859	6,693	7,831
Pension funding under (over) expense	7,094	(31,277)	(14,857)
Deferred income taxes	(3,748)	(24,463)	(12,133)
Other, net	3,763	(6,509)	17,938
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(49,673)	(113,363)	(11,106)
Inventories	(24,113)	(33,193)	(80,428)
Other current assets	15,644	6,322	(44,608)
Accounts payable	77,212	(19,043)	80,166
Accrued compensation	(1,932)	(23,592)	(7,168)
Accrued income taxes	(7,541)	(51,111)	21,343
Accrued liabilities	31,986	22,485	(52,797)
Other assets and liabilities	(45,808)	10,855	(15,102)

Cash provided by operating activities of continuing operations	833,629	454,128	533,654

Income (loss) from discontinued operations	(21,625)	(1,535)	35,906
Adjustments to reconcile income (loss) from discontinued operations to cash provided (used) by discontinued operations:
Loss on disposal of discontinued operations	24,554	36,845	—
Other, net	(15,982)	1,315	(8,214)

Cash provided (used) by operating activities of discontinued operations	(13,053)	36,625	27,692

Cash provided by operating activities	820,576	490,753	561,346

Investing Activities
Capital expenditures	(113,863)	(127,195)	(102,976)
Business acquisitions, net of cash acquired	(1,060,636)	(39,301)	(211,838)
Software purchases	(6,367)	(8,939)	(17,494)
Sale of intimate apparel business	348,714	—	—
Sale of other businesses	12,368	4,667	6,667
Sale of property, plant and equipment	14,085	3,327	11,974
Other, net	(120)	(323)	798

Cash used by investing activities of continuing operations	(805,819)	(167,764)	(312,869)

Discontinued operations, net	(243)	1,017	(1,674)

Cash used by investing activities	(806,062)	(166,747)	(314,543)

Financing Activities
Increase (decrease) in short-term borrowings	36,785	(60,533)	95,673
Proceeds from long-term debt	592,758	—	117,792
Payments on long-term debt	(168,671)	(33,520)	(401,253)
Purchase of Common Stock	(350,000)	(118,582)	(229,003)
Cash dividends paid	(246,634)	(216,529)	(124,116)
Proceeds from issuance of Common Stock	69,539	119,675	99,974
Tax benefits of stock option exercises	15,571	24,064	17,741
Other, net	—	—	(301)

Cash used by financing activities of continuing operations	(50,652)	(285,425)	(423,493)

Effect of Foreign Currency Rate Changes on Cash	14,777	8,086	(12,260)

Net Change in Cash and Equivalents	(21,361)	46,667	(188,950)

Cash and Equivalents — Beginning of Year	343,224	296,557	485,507

Cash and Equivalents — End of Year	$321,863	$343,224	$296,557

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Common Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
In thousands	Stock	Capital	Income (Loss)	Earnings

Balance, December 2004	$111,388	$1,087,641	$(113,071)	$1,427,283
Net income	—	—	—	506,702
Cash dividends:
Common Stock	—	—	—	(122,480)
Series B Redeemable Preferred Stock	—	—	—	(1,636)
Conversion of Preferred Stock	141	—	—	2,584
Purchase of treasury stock	(4,000)	—	—	(225,003)
Change in accounting policy for stock-based compensation	—	20,477	—	—
Stock compensation plans, net	2,592	169,368	—	(1,276)
Common Stock held in trust for deferred compensation plans	(13)	—	—	(753)
Foreign currency translation	—	—	(40,633)	—
Minimum pension liability adjustment	—	—	(24,054)	—
Derivative financial instruments	—	—	12,437	—
Unrealized gains on marketable securities	—	—	519	—

Balance, December 2005	110,108	1,277,486	(164,802)	1,585,421
Net income	—	—	—	533,516
Cash dividends:
Common Stock	—	—	—	(215,883)
Series B Redeemable Preferred Stock	—	—	—	(646)
Conversion of Preferred Stock	1,209	—	—	22,117
Purchase of treasury stock	(2,000)	—	—	(116,582)
Stock compensation plans, net	2,860	192,278	—	(1,228)
Common Stock held in trust for deferred compensation plans	8	—		160
Foreign currency translation			38,662
Minimum pension liability adjustment	—	—	65,884	—
Change in accounting policy (Note A)			(55,468)
Derivative financial instruments	—	—	(4,848)	—
Unrealized losses on marketable securities	—	—	(3,080)	—

Balance, December 2006	112,185	1,469,764	(123,652)	1,806,875
Continued

VF CORPORATION
Consolidated Statements of Common Stockholders’ Equity
(continued)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
In thousands	Stock	Capital	Income (Loss)	Earnings

Balance, December 2006	$112,185	$1,469,764	$(123,652)	$1,806,875
Net income	—	—	—	591,621
Common Stock dividends	—	—	—	(246,634)
Purchase of treasury stock	(4,116)	—	—	(345,884)
Stock compensation plans, net	1,752	149,556	—	(11,641)
Common Stock held in trust for deferred compensation plans	(23)	—	—	(2,036)
Foreign currency translation	—	—	129,958	—
Defined benefit pension plans	—	—	46,262	—
Changes in accounting policies (Note A)	—	—	22,539	(6,085)
Derivative financial instruments	—	—	(10,867)	—
Unrealized losses on marketable securities	—	—	(2,745)	—

Balance, December 2007	$109,798	$1,619,320	$61,495	$1,786,216

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2007
Note A — Significant Accounting Policies
Description of Business: VF Corporation (and its subsidiaries, collectively known as “VF”) is a global apparel company based in the United States. VF designs and manufactures or sources from independent contractors a variety of apparel and footwear for all ages. Products are marketed primarily under VF-owned brand names. VF has significant market shares in jeanswear, outdoor apparel and sportswear. VF is also a leader in daypacks, backpacks and technical outdoor equipment and in occupational apparel.
VF markets these products to a broad customer base throughout the world. Products having various price points are sold through multiple channels of distribution, including specialty stores, department stores, national chains, mass merchants and VF-operated retail stores. VF’s ten largest customers, all U.S.-based retailers, accounted for 27% of 2007 total revenues and 27% of total 2007 accounts receivable. Sales are made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.
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
In April 2007, VF sold its intimate apparel business consisting of its domestic and international women’s intimate apparel business units. Accordingly, the Consolidated Statements of Income and Consolidated Statements of Cash Flows have been reclassified to present the intimate apparel businesses as discontinued operations for all periods. General interest expense has not been allocated to the discontinued operations. Similarly, the assets and liabilities of the discontinued operations have been separately presented in the Consolidated Balance Sheets. Amounts presented herein, unless otherwise stated, relate to continuing operations. See Note C.
Fiscal Year: VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2007”, “2006” and “2005” relate to the 52 week fiscal years ended on December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements. For presentation purposes in this report, all fiscal years are presented as ended in December.
Foreign Currency Translation: Financial statements of most foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses, and transaction gains and losses on long-term advances to foreign subsidiaries, are reported in Accumulated Other Comprehensive Income (Loss). For a foreign subsidiary that uses the U.S. dollar as its functional currency, the effects of remeasuring assets and liabilities into U.S. dollars are included in the Consolidated Statements of Income. Net transaction gains of $6.8 million in 2007 and $11.6 million in 2006 and losses of $2.5 million in 2005 arising from transactions denominated in a currency other than the functional currency of a particular entity are included in the Consolidated Statements of Income.

Cash and Equivalents include demand deposits and temporary investments that are readily convertible into cash and will mature within three months of their purchase. There is no significant valuation risk due to subprime mortgage credit exposures.
Accounts Receivable: Trade accounts receivable are recorded at invoiced amounts, less estimated allowances for trade terms, sales incentive programs, customer markdowns and charge-backs, and returned products. Allowances are based on evaluations of specific product and customer circumstances, retail sales performance, historical and anticipated trends and current economic conditions. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to minimum annual amounts from individual licensees. VF maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers and licensees to make required payments. All accounts are subject to ongoing review for ultimate collectibility. An allowance is provided for specific customer accounts where collection is doubtful and for the inherent risk in ultimate collectibility of total balances due considering the aging of balances, anticipated trends and economic conditions. Receivables are charged against the allowance when it is probable the amounts will not be recovered. There is no off-balance sheet credit exposure related to customer receivables.
Inventories are stated at the lower of cost or market. Cost is net of any purchase discounts or rebates received from vendors. Cost is determined on the first-in, first-out (“FIFO”) method for 73% of total 2007 inventories and 69% of total 2006 inventories. For remaining inventories, cost is determined on the last-in, first-out (“LIFO”) method (primarily due to Internal Revenue Service conformity requirements where LIFO is used for income tax purposes). The LIFO method is used for jeanswear, wholesale sportswear and occupational apparel inventories located in the United States and Canada. The value of inventories stated on the LIFO method is not significantly different from the value determined under the FIFO method. Market value for materials and supplies is replacement cost. Market value for finished goods is the expected net realizable value considering the quantity and quality of inventories, forecasted demand and historical and expected realization trends.
Long-lived Assets: Property, plant and equipment, intangible assets and goodwill are stated at cost. Improvements to property, plant and equipment that substantially extend the useful life of the asset, and interest costs incurred during construction of major assets, are capitalized. Repair and maintenance costs are expensed as incurred. Goodwill represents the excess of costs over the fair value of net tangible assets and identifiable intangible assets of businesses acquired. Goodwill is assigned to a reporting unit, which at VF is either a reportable segment or one level below a reportable segment.
Depreciation of owned assets and amortization of assets under capital leases are computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for machinery and equipment and up to 40 years for buildings. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term. Intangible assets having indefinite lives (trademarks and tradenames) and goodwill are not amortized. Intangible assets having definite lives (primarily customer relationships, contracts to license acquired trademarks to third parties and contracts to license trademarks from third parties) are amortized over their estimated useful lives, ranging from less than one year to 30 years, using straight-line or accelerated methods consistent with the expected realization of benefits to be received. Depreciation and amortization expense related to producing or otherwise obtaining finished goods inventories is included in Cost of Goods Sold, and other depreciation and amortization expense is included in Marketing, Administrative and General Expenses. Upon retirement or disposition, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and a gain or loss is recognized based on the difference between the net proceeds received and the asset’s net carrying value.
VF’s policy is to evaluate goodwill and indefinite-lived intangible assets for possible impairment at least annually and to evaluate all long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Goodwill is evaluated for possible impairment by comparing the fair value of a reporting unit to its carrying value, including the goodwill assigned to that reporting unit. Fair value of a reporting unit is generally estimated using an approach in which forecasted cash flows of a reporting unit are discounted at a rate commensurate with the risks of those cash flows. An impairment charge would be recorded if the carrying value of the goodwill exceeds its implied fair value. Intangible assets with indefinite lives (trademarks) are evaluated for possible impairment by comparing the fair value of the asset to its carrying value. Fair value for these assets is estimated as the discounted value of future revenues arising from a trademark, using a royalty rate that a third party would pay for use of that trademark. The amount of impairment charge would be the excess of the trademark’s carrying value over its estimated fair value. An impairment loss for property and intangible assets with identified useful lives would be recorded if forecasted undiscounted cash flows to be generated by the asset or asset group are not expected to be adequate to recover the asset’s carrying value. The amount of impairment charge for these assets would be the excess of the asset’s carrying value over its fair value.
In connection with the decision near the end of 2006 to exit the women’s intimate apparel business, VF recorded an impairment charge for the difference between the recorded book value of the long-lived assets of this business and the expected net sales proceeds. See Basis of Presentation above and Note C.
Revenue Recognition: Revenue is recognized when (i) there is a contract or other arrangement of sale, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured. Net Sales to wholesale customers and sales through the internet are generally recognized when the product has been received by the customer. Shipping and handling costs billed to customers are included in Net Sales. Net Sales are recorded after reduction of estimated allowances for trade terms, sales incentive programs, customer markdowns and charge-backs, and product returns. Sales incentive programs with retail customers include stated discounts. Sales incentive programs directly with consumers include rebate and coupon offers. These allowances are estimated based on evaluations of specific product and customer circumstances, retail sales performance, historical and anticipated trends, and current economic conditions; historically, they have not differed significantly from actual results. Net Sales at VF-operated retail stores, after reduction of an estimated allowance for returns, are recognized at the time products are purchased by consumers. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from Net Sales.
Royalty income is recognized as earned based on the greater of contractual minimum royalty levels or licensees’ sales of licensed products at rates specified in the licensing contracts.
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
Marketing, Administrative and General Expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, warehousing, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $362.1 million in 2007, $321.9 million in 2006 and $303.0 million in 2005. Advertising costs include cooperative advertising payments made to VF’s retail customers as direct reimbursement of documented advertising costs incurred by those retailers for advertising VF’s products. Cooperative advertising costs, totaling $37.4 million in 2007, $39.4 million in 2006 and $34.4 million in 2005, are independently verified to support the fair value of advertising reimbursed by VF. Shipping and handling costs for inventory totaled $213.0 million in 2007, $201.5 million in 2006 and $186.0 million in 2005. Expenses related to royalty income, including amortization of licensing intangible assets, were $23.6 million in 2007, $22.5 million in 2006 and $24.0 million in 2005.
Rent Expense: VF enters into noncancelable operating leases for retail stores, distribution, office and other real estate and for equipment. Leases for real estate have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years. Most leases have fixed rentals, with many of the real estate leases providing for additional payments based on sales volume or for payments of real estate taxes and occupancy-related costs. Contingent rent expense, based on Net Sales at individual retail store locations being in excess of a stated base amount, is recognized when the liability is probable. Rent expense for leases having rent holidays or scheduled rent increases is recorded on a straight-line basis over the lease term beginning when VF has possession or control of the leased premises. Lease incentives received from landlords and the difference between straight-line rent expense and scheduled rent payments are deferred in Other Liabilities and amortized as a reduction of rent expense over the lease term.
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
Income Taxes are provided on Net Income for financial reporting purposes. Income Taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pretax financial statement income and taxable income and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on tax rates expected to be in effect for years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered likely to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested. Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits, including related interest and penalties, appropriately classified as current or noncurrent. The provision for Income Taxes also includes estimated interest and penalties related to uncertain tax positions.
Earnings Per Share: Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share considers the effect of potentially dilutive securities such as stock options, restricted stock, restricted stock units and Preferred Stock (prior to its conversion into Common Stock during 2006). Stock options are included in diluted earnings per share when the average market price of VF Common Stock during the quarter exceeds the exercise price of the option. Performance-based restricted stock units are included in diluted earnings per share in the quarter in which the underlying performance conditions have been satisfied.
Changes in Accounting Policies:
Defined benefit pension plans — In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement 158”). Statement 158, effective for December 2006, required that (i) the funded status of a defined benefit plan, measured as the difference between the fair value of plan assets and projected benefit obligations, be recorded in the balance sheet and (ii) gains and losses for differences between actuarial assumptions and actual results, and unrecognized prior service costs, be recorded as a component of Accumulated Other Comprehensive Income. Accordingly, VF recorded a charge of $55.5 million (net of income taxes of $34.5 million) to Accumulated Other Comprehensive Income (Loss) effective at the end of 2006. Statement 158 did not change the measurement of plan assets and benefit obligations or the measurement of benefit expense in the statement of income.
Further, Statement 158 required VF to change its September measurement date for valuation of plan assets and projected benefit obligations to its December fiscal year-end date before the end of 2008. VF elected for 2007 to change its plans’ measurement date to December and accordingly recorded, effective at the beginning of 2007, (i) a charge of $3.8 million (net of income taxes of $2.4 million) to Retained Earnings for pension expense for the period October to December 2006 and (ii) a credit of $22.5 million (net of income taxes of $14.0 million) to Accumulated Other Comprehensive Income (Loss) for the changes in plan assets and projected benefit obligations for that period. See Note N for the effect on the pension plans’ assets and projected benefit obligations of the change in measurement date from September 2006 to December 2006.

Liability for uncertain tax positions — In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarified the accounting for uncertainty in income tax positions. FIN 48 prescribed the recognition threshold an income tax provision is required to meet before being recorded in the financial statements and provided guidance on classification and disclosures of tax positions. VF adopted FIN 48 by recording a cumulative effect charge of $2.3 million (net of $0.2 million income tax effect) to Retained Earnings at the beginning of 2007, a $2.8 million reduction in Goodwill and a $0.5 million reduction in unrecognized income tax benefits, in accordance with the provisions of FIN 48. See Note Q.
Stock-based compensation — VF has three types of stock-based employee compensation — stock options, restricted stock units (“RSUs”) and restricted stock — which are described in Note P. VF adopted FASB Statement No. 123(Revised), Share-Based Payment (“Statement 123(R)”) effective as of the beginning of 2005, which principally required the recognition of stock option expense in the statement of income. Using the modified retrospective method of adoption, VF recorded in the 2005 Consolidated Statement of Income a noncash charge of $11.8 million (net of income taxes of $7.9 million) as the Cumulative Effect of a Change in Accounting Policy for periods prior to January 2005. This 2005 charge represented $0.11 per basic share and $0.10 per diluted share. Accordingly, under this Statement, stock-based compensation in 2007, 2006 and 2005 consisted of (i) the cost, net of estimated forfeitures, recognized for stock-based payments granted during 2007, 2006 and 2005 based on their grant date fair value estimated in accordance with the provisions of Statement 123(R) plus (ii) the cost recognized for stock-based payments granted prior to but not vested as of the beginning of 2005 based on grant date fair values estimated in accordance with the prior accounting rules.
Details of the stock compensation plans and of the fair value assumptions used for stock options granted in 2007, 2006 and 2005 are described in Note P.
Derivative Financial Instruments are measured at their fair value and are recognized as Other Current Assets or Accrued Liabilities in the Consolidated Balance Sheets. VF formally documents hedged transactions and hedging instruments and assesses, both at the inception of a contract and on an ongoing basis, whether the hedging instruments are highly effective in offsetting changes in cash flows of the hedged transactions. Derivative financial instruments are used for risk management and are not used for trading or speculative purposes.
If certain criteria are met, a derivative may be specifically designated and accounted for as (i) a hedge of the exposure to variable cash flows for a forecasted transaction or (ii) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. The criteria used to determine if hedge accounting treatment is appropriate are (i) whether an appropriate hedging instrument has been designated and identified to reduce an identified exposure and (ii) whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure. Changes in the fair value of derivatives accounted for as cash flow hedges are deferred in Accumulated Other Comprehensive Income until the hedged transaction affects earnings, at which point the amount is reclassified to Net Income (primarily in Cost of Goods Sold) as an offset to the earnings impact of the hedged transaction. Changes in the fair value of derivatives accounted for as fair value hedges are recognized in Net Income as an offset to the earnings impact of the hedged item. These hedging transactions are evaluated each quarter, with changes in fair value deferred in Accumulated Other Comprehensive Income or reported in Net Income, depending on the nature of the hedged item or risk and the effectiveness of the hedge. The impact of a hedging instrument that is not effective in hedging the intended cash flows or values, which has not been significant, is recorded immediately in earnings. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged. If a derivative instrument does not meet the criteria for hedge accounting, which would be rare, any change in fair value is recognized in Miscellaneous Income or Expense when it occurs.
Legal and Other Contingencies: Management periodically assesses, based on the latest information available, liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred, we record the loss, or a reasonable estimate of the loss, in the consolidated financial statements. Estimates of losses are adjusted in the period in which additional information becomes available or circumstances change. We disclose a contingent liability when there is at least a reasonable possibility that a loss has been incurred. Management believes that the outcome of any outstanding or pending matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.
Use of Estimates: In preparing financial statements in accordance with generally accepted accounting principles, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Reclassifications: Certain prior year amounts have been reclassified to conform with the 2007 presentation.
Recently Issued Accounting Standards: In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“Statement 157”), and in February 2007 issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“Statement 159”). Statement 157, which does not require any new fair value measurements, defines fair value, establishes a framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statements 157 and 159 are effective for VF’s 2008 fiscal year. VF is currently evaluating the impact of adopting Statements 157 and 159.
In December 2007, the FASB issued FASB Statement No. 141(Revised), Business Combinations (“Statement 141(R)”), which revises how business combinations are accounted for, both at the acquisition date and in subsequent periods. Statement 141(R) requires the acquiring entity in a business combination to (i) recognize the full fair value of assets acquired and liabilities assumed in either a full or a partial acquisition, (ii) measure all assets acquired and liabilities assumed at their fair value at the acquisition date, (iii) expense transaction and restructuring costs and (iv) provide additional disclosures. Statement 141(R) is effective for transactions in which VF obtains control of a business beginning in its 2009 fiscal year. The impact on VF of adopting Statement 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.
Also in December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement 160”). Statement 160 requires a company to classify noncontrolling (minority) interests as equity instead of as a liability and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Statement 160, effective for VF’s 2009 fiscal year, requires retroactive adoption of the presentation and disclosure requirements, with all other requirements to be applied prospectively. VF is currently evaluating the impact of adopting Statement 160.
In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires that the tax benefit related to dividend equivalents declared on restricted stock units that are expected to vest be recorded as an increase in additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared beginning in VF’s 2008 fiscal year. The impact of adopting EITF 06-11, based on VF’s 2007 transactions, would have been to increase the 2007 provision for Income Taxes (i.e., reduce Net Income) and increase Additional Paid-in Capital by approximately $0.6 million.
Note B — Acquisitions
On February 28, 2007, VF acquired substantially all the operating assets of Majestic Athletic, Inc. (“Majestic”) and related companies for a cost of $131.5 million. Majestic currently holds exclusive on-field uniform rights for all 30 major league baseball teams, including supplying each team with on-field MLB Authentic Collection™ outerwear, batting practice jerseys, T-shirts, shorts and fleece. Majestic also markets Majestic® brand baseball-related consumer apparel to wholesale accounts. On August 27, 2007, VF acquired lucy activewear, inc. (“lucy activewear”), a chain of retail stores marketing lucy® brand women’s activewear, for a cost of $114.1 million. On

August 31, 2007, VF acquired Seven For All Mankind, LLC (“Seven For All Mankind”), marketer of the 7 For All Mankind® brand of women’s and men’s premium denim jeanswear and related apparel products in the United States and Europe, for a cost of $773.1 million. The lucy activewear business and the Seven For All Mankind business together formed the foundation for a new lifestyle-based coalition called Contemporary Brands. In addition, VF acquired Eagle Creek, Inc. (“Eagle Creek”), maker of Eagle Creek® brand adventure travel gear that includes accessories, luggage and daypacks, and the brand-related assets of a former licensee who had rights to market VF’s The North Face® brand in China and Nepal (“The North Face — China”). Because the licensing arrangement represented an arms-length contract, no gain or loss was recognized at the acquisition date. The total cost of these acquisitions, collectively referred to as the “2007 Acquisitions,” was $1,070.3 million, plus the assumption of $11.6 million of debt.
The Majestic, lucy activewear, Seven For All Mankind and Eagle Creek acquisitions are consistent with VF’s goal of acquiring strong lifestyle brands that have high growth potential within their target markets. The acquisition of The North Face — China gives VF control of one of its leading brands in one of the fastest growing markets in the world.
In the Majestic acquisition, the fair value of the net assets acquired exceeded the purchase price by $14.0 million. Since there is a maximum of $10.0 million of contingent consideration based on growth in revenues that may result in the recognition of additional purchase cost, that amount was accrued as a deferred credit, with the remaining $4.0 million excess fair value at the acquisition date applied to reduce on a pro rata basis amounts initially assigned to noncurrent assets. At December 2007, $1.5 million of the contingent consideration was earned and payable, with the additional $8.5 million maximum contingent consideration that can be earned through 2009 recorded as a deferred credit in Other Liabilities. If the final contingent consideration earned is less than the $10.0 million maximum, the difference will be recognized as a pro rata reduction of amounts initially assigned to noncurrent assets. Contingent consideration for Eagle Creek, with no maximum amount, is payable at the end of 2008 and 2009 based on a measure of profitability over those periods. Any contingent consideration earned will be recorded as additional Goodwill.
On September 1, 2006, VF acquired a 60% interest in a newly formed joint venture to design, market and distribute VF-branded products in India for a total cost of $33.2 million. Prior to the transaction, the joint venture partner marketed the Lee®, Wrangler®, Nautica®, JanSport® and Kipling® brands under license or distribution agreements. Because all preexisting relationships were arms-length contracts, no gain or loss was recognized upon formation of the joint venture.
VF acquired the common stock of Reef Holdings Corporation (“Reef”) on April 14, 2005 for a total cost of $187.7 million. Reef designs and markets surf-inspired products, including sandals, apparel, shoes and accessories under the Reef® brand. This acquisition is consistent with VF’s strategy of acquiring strong lifestyle brands with high growth potential. VF also acquired substantially all of the net assets of Holoubek, Inc. (“Holoubek”) on January 3, 2005. Holoubek has rights to manufacture and market certain apparel products, including t-shirts and fleece, under license from Harley-Davidson Motor Company, Inc. The cost was $26.3 million, consisting of $23.8 million in cash payments and $2.5 million in notes payable over a five-year period. In addition, $2.5 million in contingent consideration is payable in 2008 upon the occurrence of certain events. Any contingent consideration earned will be recorded as additional Goodwill.
Management has allocated the purchase price of each acquisition to acquired tangible and intangible assets, and assumed liabilities, based on their respective fair values. The purchase price allocations for certain of the 2007 Acquisitions are subject to possible adjustment for income tax matters and, for the Seven For All Mankind acquisition, valuation of intangible assets. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the 2007 Acquisitions and the 2006 acquisition at their respective dates of acquisition:

	2007	2006
In thousands	Acquisitions	Acquisition

Cash and equivalents	$9,679	$1,578
Other current assets	221,088	12,836
Property, plant and equipment	38,625	729
Intangible assets — indefinite-lived	408,400	—
Intangible assets — amortizable	273,541	5,880
Other assets	2,028	—

Total assets acquired	953,361	21,023

Current liabilities	64,636	11,982
Long-term debt	11,363	—
Other liabilities, primarily deferred income taxes	29,131	2,980

Total liabilities assumed	105,130	14,962

Net assets acquired	848,231	6,061

Goodwill	222,084	27,154

Purchase price	$1,070,315	$33,215

For the 2007 Acquisitions, management believes the 7 For All Mankind®, lucy®, Majestic® and Eagle Creek® trademarks and tradenames have indefinite lives. Amounts assigned to amortizable intangible assets included $223.8 million of customer relationships and $49.7 million of licensing contracts. Customer relationships are being amortized using accelerated methods over their estimated weighted average useful lives of 19 years, and licensing contracts are being amortized using straight-line and accelerated methods over their estimated weighted average useful lives of 18 years. For the 2006 acquisition in India, amounts assigned to amortizable intangible assets included customer relationships, which are being amortized using an accelerated method over their weighted average useful life of 15 years.
Except for the Majestic and Holoubek transactions, the purchase price of each acquisition exceeded the fair value of the net tangible and intangible assets acquired, with the excess purchase price recorded as Goodwill. Factors that contributed to recognition of Goodwill included (i) expected growth rates and profitability of the acquired companies, (ii) the ability to expand the brands within their markets or to new markets, (iii) their experienced workforce, (iv) VF’s strategies for growth in sales, income and cash flows and (v) expected synergies with existing VF business units. Approximately $165.3 million of Goodwill in the 2007 Acquisitions is expected to be deductible for income tax purposes.
Operating results of the acquisitions have been included in the consolidated financial statements since their respective acquisition dates.
The following pro forma results of operations assume that the Majestic and Seven for All Mankind acquisitions had occurred at the beginning of 2006. These pro forma amounts should not be relied on as an indication of the results of operations that VF would have achieved had the acquisitions taken place at a different date or of future results that VF might achieve. Pro forma operating results for the other 2007 acquisitions and for the one acquisition in 2006, for periods prior to their respective dates of acquisition, are not provided because these acquisitions, in the aggregate, are not material to VF’s results of operations.

In thousands, except per share amounts	2007	2006

Total revenues	$7,444,893	$6,631,075
Income from continuing operations	611,102	534,348

Income from continuing operations per common share
Basic	$5.53	$4.83
Diluted	5.39	4.73
Note C — Sale of Intimate Apparel Business and Sale of H.I.S® Brand
Sale of Intimate Apparel Business Classified as Discontinued Operations: In December 2006, management and the Board of Directors decided to exit VF’s domestic and international women’s intimate apparel business (formerly referred to as the Intimate Apparel Coalition, a reportable business segment). On April 1, 2007, VF sold the net assets of this business (except for an investment in marketable securities of an intimate apparel supplier) for $348.7 million, plus $28.8 million related to the business unit’s Cash and Equivalents. The transaction was consistent with VF’s stated objective of focusing on lifestyle businesses having high growth and profit potential. The results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations for all periods in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Similarly, the assets and liabilities of this business have been reclassified and reported as held for sale for all periods presented.
VF recorded a charge of $42.2 million in 2006, computed in accordance with Statement 144, for the difference between the recorded book value of the intimate apparel business and the expected net sales proceeds. The recorded book value included $117.5 million of Goodwill and $32.0 million of foreign currency translation losses, net of income tax benefit, deferred in Accumulated Other Comprehensive Income (Loss). The charge was recorded as a valuation allowance against noncurrent assets of the intimate apparel business. In addition, VF recorded a noncash partial pension plan curtailment charge of $5.6 million for the withdrawal of intimate apparel participants from VF’s defined benefit pension plans. The writedown to expected net sales proceeds, plus the pension curtailment charge, were recorded in 2006 as a loss on disposal of the intimate apparel business, net of an income tax benefit of $10.9 million. Included in the determination of the $42.2 million impairment charge in 2006 was a $17.2 million unrealized gain on the investment in marketable securities of a supplier to our former intimate apparel business mentioned above. However, those marketable securities were not included in the final sales transaction. Accordingly, the loss on disposal in 2007 of $24.6 million consisted of (i) a $17.2 million increase in the loss related to the unsold marketable securities, (ii) final determination of the sales price and (iii) income tax adjustments of the sales price allocation. Future changes to the loss on disposal may result from the impact, if any, of settling income tax or other retained liabilities.
Since the marketable securities remain unsold at the end of 2007, in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, they continue to be classified as available for sale and recorded at market value, with unrealized appreciation of $7.7 million at December 2007 recorded in Accumulated Other Comprehensive Income.
Summarized operating results for the discontinued intimate apparel business are as follows:

In thousands	2007	2006	2005

Total revenues	$196,167	$817,749	$848,222

Income from operations, net of income taxes of $3,851, $17,517 and $23,214	$2,929	$35,310	$35,906
Loss on disposal, net of income tax benefit of $10,920 in 2006	(24,554)	(36,845)	—

Income (loss) from discontinued operations	$(21,625)	$(1,535)	$35,906

Summarized assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets are as follows:

In thousands	2007	2006

Accounts receivable, net	$—	$83,129
Inventories	—	168,962
Other current assets, primarily deferred income taxes	—	9,835

Current assets of discontinued operations	$—	$261,926

Property, plant and equipment, net	$—	$45,862
Goodwill	—	117,526
Investment in marketable securities	—	21,533
Other assets, primarily deferred income taxes	—	16,377
Allowance to reduce noncurrent assets to estimated fair value, less costs of disposal	—	(42,153)

Noncurrent assets of discontinued operations	$—	$159,145

Accounts payable	$—	$49,118
Accrued liabilities	1,071	29,872

Current liabilities of discontinued operations	$1,071	$78,990

Minority interest in partially owned subsidiaries	$—	$6,445
Other	—	7,141

Noncurrent liabilities of discontinued operations	$—	$13,586

Sale of H.I.S® Brand: VF sold its H.I.S® trademarks and related intellectual property for $11.5 million in 2007. H.I.S® was a female jeans and casual apparel brand, marketed primarily in Germany, and was reported as part of the Jeanswear reporting segment. Net foreign currency translation gains of $3.9 million, net of $2.2 million income taxes, on the H.I.S® net operating assets, previously deferred in Accumulated Other Comprehensive Income, were recognized in the Consolidated Statement of Income. The sale proceeds and recognition of the deferred foreign currency translation gains, less employee termination and other exit costs, resulted in a $5.7 million pretax gain, which was recorded as $2.6 million of additional expense in Cost of Goods Sold and a reduction of $8.3 million in Marketing, Administrative and General Expenses. Revenues of the H.I.S® brand totaled $25 million in 2007, $34 million in 2006 and $45 million in 2005.
Note D — Accounts Receivable

In thousands	2007	2006

Trade	$965,126	$790,522
Royalty and other	64,878	65,185

Total accounts receivable	1,030,004	855,707
Less allowance for doubtful accounts	59,053	46,113

Accounts receivable, net	$970,951	$809,594

Note E — Inventories

In thousands	2007	2006

Finished products	$911,496	$783,507
Work in process	87,176	69,701
Materials and supplies	140,080	105,054

Inventories	$1,138,752	$958,262

Note F — Property, Plant and Equipment

In thousands	2007	2006

Land	$49,146	$44,632
Buildings and improvements	547,316	465,273
Machinery and equipment	932,553	945,249

Property, plant and equipment, at cost	1,529,015	1,455,154
Less accumulated depreciation	877,157	862,096

Property, plant and equipment, net	$651,858	$593,058

Assets recorded under capital leases, primarily buildings and improvements, are included in Property, Plant and Equipment at a cost of $49.5 million, less accumulated amortization of $9.2 million, at the end of 2007 and a cost of $49.5 million, less accumulated amortization of $5.0 million, at the end of 2006. Amortization expense for assets under capital leases is included in depreciation expense.
Assets at the end of 2007 having a cost of $21.2 million, less accumulated depreciation of $0.2 million, are subject to a mortgage. All other Property, Plant and Equipment is unencumbered.
Note G — Intangible Assets

	Weighted			Net
	Average		Accumulated	Carrying
Dollars in thousands	Life	Cost	Amortization	Amount

December 2007
Amortizable intangible assets*:
License agreements	22 years	$198,560	$39,994	$158,566
Customer relationships	20 years	330,350	29,293	301,057
Trademarks and other	7 years	9,923	4,006	5,917

Amortizable intangible assets, net				465,540

Indefinite-lived intangible assets:
Trademarks and tradenames				969,729

Intangible assets, net				$1,435,269

December 2006
Amortizable intangible assets*:
License agreements	24 years	$147,967	$28,182	$119,785
Customer relationships	22 years	99,710	14,746	84,964
Trademarks and other	7 years	10,554	2,472	8,082

Amortizable intangible assets, net				212,831

Indefinite-lived intangible assets:
Trademarks and tradenames				542,862

Intangible assets, net				$755,693

*	Amortization of license agreements — straight-line and accelerated methods; customer relationships — accelerated methods; trademarks and other — straight-line method.
Cost and accumulated amortization of $0.1 million and $0.9 million were eliminated from Trademarks and Other in 2007 and 2006, respectively, because the underlying intangible assets became fully amortized in those years.
Amortization expense was $27.1 million in 2007, $18.0 million in 2006 and $16.7 million in 2005. Estimated amortization expense for the years 2008 through 2012 is $36.9 million, $32.1 million, $30.1 million, $28.6 million and $27.1 million, respectively.
Note H — Goodwill
Activity is summarized by business segment as follows:

					Contemporary
In thousands	Jeanswear	Outdoor	Imagewear	Sportswear	Brands

Balance, December 2004	$198,620	$441,414	$56,246	$217,722
2005 acquisitions	—	79,536	—	—
Adjustments to purchase price allocation	—	6,197	—	(306)
Currency translation	(4,935)	(14,983)	—	—

Balance, December 2005	193,685	512,164	56,246	217,416
2006 acquisition	27,154	—	—	—
Contingent consideration earned	—	—	—	199
Adjustments to purchase price allocation	—	(1,450)	—	(22)
Currency translation	4,363	21,170	—	—

Balance, December 2006	225,202	531,884	56,246	217,593
Change in accounting policy (Notes A and Q)	—	(1,014)	—	(1,809)
2007 Acquisitions	—	12,785	—	—	$209,215
Additional purchase cost	50	—	—	—	—
Adjustments to purchase price allocation	(5,027)	(6,240) *	—	(17)	—
Currency translation	11,843	27,452	—	—	—

Balance, December 2007	$232,068	$564,867	$56,246	$215,767	$209,215

*	Resolution of income tax contingencies.
Note I — Other Assets

In thousands	2007	2006

Investment securities held for deferred compensation plans (Note N)	$221,622	$205,966
Other investment securities	24,621	12,191
Computer software, net of accumulated amortization of $62,039 in 2007 and $49,413 in 2006	52,830	62,756
Deferred income taxes (Note Q)	25,731	9,874
Pension asset (Note N)	27,441	—
Investments accounted for under the equity method	19,040	14,491
Deferred debt issuance costs	11,952	4,063
Other	53,029	39,521

Other assets	$436,266	$348,862

Investment securities held for deferred compensation plans consist of mutual funds and life insurance contracts. See the discussion of Deferred Compensation Plans at Note N.

Other investment securities at December 2007 included common stock of a supplier to our former intimate apparel business. These securities had a market value of $12.1 million and a cost of $4.4 million at December 2007; these securities were included as part of discontinued operations (Note C) at December 2006. Remaining investment securities at December 2007 and 2006 consisted primarily of life insurance contracts held in an irrevocable trust to partially fund liabilities under the supplemental defined benefit pension plan (Note N). Both the common stock of a supplier to our former intimate apparel business and the life insurance contracts are considered to be available-for-sale securities and, accordingly, are recorded at fair value.
VF is the beneficiary of the insurance policies discussed above. Policy loans against the cash value of these policies are not significant.
Note J — Short-term Borrowings

In thousands	2007	2006

International bank credit agreement	$92,711	$39,423
Other	38,834	49,044

Short-term borrowings	$131,545	$88,467

Short-term borrowings had a weighted average interest rate of 6.4% at the end of 2007 and 8.0% at the end of 2006.
In October 2007, VF entered into a $1.0 billion senior domestic unsecured committed revolving bank credit agreement that supports issuance of up to $1.0 billion in commercial paper, with any unused portion available for general corporate purposes. This agreement, which replaced a similar agreement, expires in October 2012 and can be extended by VF for one additional year on both the first and second anniversary dates, with approval of the lenders. The agreement requires VF to pay a facility fee of 0.06% per year and contains a financial covenant requiring VF’s ratio of consolidated indebtedness to consolidated capitalization to remain below 60%. The agreement contains other covenants and events of default, including limitations on liens, subsidiary indebtedness, sales of assets, and a cross-acceleration event of default if more than $100.0 million of other debt is in default and has been accelerated by the lenders. If VF fails in the performance of any covenant under this agreement, the banks may terminate their obligation to lend, and any bank borrowings outstanding under this agreement may become due and payable. At the end of 2007, VF was in compliance with all covenants, and the entire amount of the credit agreement was available for borrowing, except for $10.1 million related to standby letters of credit issued under the agreement on behalf of VF.
In October 2007, certain international subsidiaries, with VF Corporation as guarantor, entered into a €250.0 million (U.S. dollar equivalent of $367.9 million at December 2007) senior international unsecured committed revolving bank credit agreement, which replaced a similar agreement. The new agreement, which expires in October 2012, can be extended by VF for one additional year on both the first and second anniversary dates, with approval of the lenders. The agreement has a 0.06% facility fee. The terms and conditions of the international bank credit agreement are substantially the same as those of VF’s $1.0 billion domestic credit agreement. At the end of 2007, VF was in compliance with all covenants, and the equivalent of $275.2 million was available for borrowing under the agreement.

Note K — Accrued Liabilities

In thousands	2007	2006

Compensation	$135,621	$109,371
Deferred compensation (Note N)	24,200	26,400
Income taxes (Note Q)	9,731	19,414
Other taxes	57,185	50,080
Advertising	26,685	23,891
Interest	16,774	8,923
Insurance	12,123	13,557
Customer allowances	10,805	11,478
Product warranty claims (Note M)	10,791	8,808
Unrealized losses on hedging contracts	13,027	2,273
Deferred income taxes (Note Q)	7,431	5,119
Pension liability (Note N)	3,152	3,000
Other	160,564	110,501

Accrued liabilities	$488,089	$392,815

Note L — Long-term Debt

In thousands	2007	2006

8.50% notes, due 2010	$200,000	$200,000
5.95% notes, due 2017	250,000	—
6.00% notes, due 2033	292,556	292,441
6.45% notes, due 2037	350,000	—
International revolving credit agreement (euro-denominated)	—	131,410
Capital leases and other	56,057	80,384

Total long-term debt	1,148,613	704,235
Less current portion	3,803	68,876

Long-term debt, due beyond one year	$1,144,810	$635,359

All notes, along with any amounts outstanding under the domestic bank credit agreement or the international bank credit agreement (Note J), rank equally as senior obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2010 and 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the 2017 and 2037 notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indenture that governs the respective notes, the trustee or lenders may declare the principal due and payable immediately. At the end of 2007, VF was in compliance with all covenants. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the $600.0 million of senior notes issued in 2007, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest. VF may redeem the notes, in whole or in part, at a price equal to (i) 100% of the principal amount, plus accrued interest to the redemption date, and (ii) a premium for any excess of the U.S. Treasury rate over the stated rate for the notes, plus an additional 20 basis points for the 2017 notes and 25 basis points for the 2037 notes.
The 6.00% notes, having a principal balance of $300.0 million, are recorded net of unamortized original issue discount. Interest Expense on these notes is recorded at an effective annual interest rate of 6.19%, including amortization of the original issue discount, deferred gain on an interest rate hedging contract (Note U) and debt issuance costs.
The amount outstanding at the end of 2006 under the international revolving credit agreement was classified as long-term because it was expected to remain outstanding for at least 12 months. The entire amount was repaid when that agreement was replaced with a new credit agreement during 2007. See Note J.
Capital leases and other included a capital lease obligation of $43.3 million at the end of 2007 and $46.2 million at the end of 2006, at an effective interest rate of 5.06%. Also included at the end of 2006 was a $33.0 million noninterest-bearing note at a carrying value of $32.2 million. The noninterest-bearing note, which was paid in 2007, was recorded at a discount reflecting VF’s incremental borrowing rate at the time the debt was incurred, with the discount amortized as Interest Expense over the life of the note.
The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2007 are summarized as follows:

	Notes and	Capital
In thousands	Other	Leases

2008	$635	$5,317
2009	646	4,719
2010	200,655	4,377
2011	165	4,301
2012	174	4,145
Thereafter	910,528	36,637

	1,112,803	59,496

Less amounts representing interest	7,444	16,242
Less current portion	635	3,168

Long-term debt, due beyond one year	$1,104,724	$40,086

Note M — Other Liabilities

In thousands	2007	2006

Deferrred compensation (Note N)	$229,410	$218,269
Pension liability (Note N)	74,357	143,790
Income taxes (Note Q)	79,025	70,565
Deferred income taxes (Note Q)	96,446	14,259
Deferred rent credits	36,144	21,536
Product warranty claims	27,908	23,807
Deferred credit — Majestic earnout (Note B)	8,500	—
Minority interest in partially owned subsidiaries	1,726	232
Other	37,143	44,270

Other liabilities	$590,659	$536,728

Activity relating to accrued product warranty claims is summarized as follows:

In thousands	2007	2006	2005

Balance, beginning of year	$32,615	$31,738	$34,169
Acquired businesses	1,664	—	—
Accrual for products sold during the year	10,367	7,943	7,967
Repair or replacement costs incurred	(7,862)	(8,350)	(8,910)
Currency translation	1,915	1,284	(1,488)

Balance, end of year	38,699	32,615	31,738
Less current portion (Note K)	10,791	8,808	8,533

Long-term portion	$27,908	$23,807	$23,205

Note N — Retirement and Savings Benefit Plans
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

Dollars in thousands	2007	2006	2005

Service cost — benefits earned during the year	$21,701	$22,027	$20,541
Interest cost on projected benefit obligations	67,653	66,301	61,351
Expected return on plan assets	(82,611)	(72,751)	(63,738)
Curtailment charge	—	5,612	—
Amortization of deferred amounts:
Actuarial loss	5,296	27,421	21,463
Prior service cost	2,691	3,480	3,480

Total pension expense	14,730	52,090	43,097

Amount allocable to discontinued operations	1,651	14,542	8,003

Pension expense — continuing operations	$13,079	$37,548	$35,094

Assumptions used to determine pension expense:
Discount rate	5.95%	5.75%	6.10%
Expected long-term return on plan assets	8.25%	8.25%	8.50%
Rate of compensation increase	4.00%	3.75%	3.75%
VF incurred a $5.6 million partial pension plan curtailment charge in 2006 related to the sale of the intimate apparel business, with a related decrease in projected benefit obligations of $26.6 million. See Note C.
The following provides a reconciliation of the changes in fair value of the pension plans’ assets and projected benefit obligations, and the plans’ funded status, based on a December 31 measurement date in 2007 and a September 30 measurement date in 2006:

Dollars in thousands	2007	2006

Fair value of plan assets, beginning of year	$973,733	$847,498
Effect of eliminating early measurement date (Note A)	49,823	—
Actual return on plan assets	90,875	91,689
VF contributions	6,019	78,270
Benefits paid	(53,470)	(43,724)

Fair value of plan assets, end of year	1,066,980	973,733

Projected benefit obligations, beginning of year	1,120,523	1,156,984
Effect of eliminating early measurement date (Note A)	19,376	—
Service cost	21,701	22,027
Interest cost	67,653	66,301
Partial plan curtailment	—	(26,617)
Actuarial gain	(58,735)	(54,448)
Benefits paid	(53,470)	(43,724)

Projected benefit obligations, end of year	1,117,048	1,120,523

Funded status, end of year	$(50,068)	$(146,790)

Amounts included in Consolidated Balance Sheets:
Noncurrent assets (Note I)	$27,441	$—
Current liabilities (Note K)	(3,152)	(3,000)
Noncurrent liabilities (Note M)	(74,357)	(143,790)
Accumulated other comprehensive (income) loss:
Deferred actuarial loss	87,242	195,310
Deferred prior service cost	16,509	20,070

	$53,683	$68,590

Assumptions used to determine benefit obligations:
Discount rate	6.40%	6.00%
Rate of compensation increase	4.00%	4.00%
Projected benefit obligations at any pension plan measurement date are the present value of vested and unvested pension benefits, based on both past and projected future employee service and compensation levels. Accumulated benefit obligations are the present value of vested and unvested pension benefits earned through the measurement date, without projection to future periods. VF’s two defined benefit pension plans are summarized as follows:

In thousands	2007	2006
Qualified benefit plan:
Projected benefit obligations	$1,039,539	$1,037,779
Accumulated benefit obligations	978,034	992,492
Plan assets	1,066,980	973,733
Supplemental benefit plan:
Projected benefit obligations	77,509	82,744
Accumulated benefit obligations	68,875	69,298
Differences between actual results and amounts estimated using actuarial assumptions are deferred and amortized as a component of future years’ pension expense. These unrecognized actuarial gains and losses are amortized to pension expense as follows: amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts totaling 10% to 20% of projected benefit obligations are amortized over the expected average remaining service of active participants; and amounts totaling less than 10% of the lower of plan assets or projected benefit obligations are not amortized. Under Statement 158, the deferred actuarial loss and the deferred prior service cost were recorded in Accumulated Other Comprehensive Income (Loss). The estimated amounts of Accumulated Other Comprehensive Income (Loss) to be amortized to pension expense in 2008 are as follows: deferred actuarial loss — $1.4 million and deferred prior service cost — $2.7 million.
Management’s investment strategy is to invest the plan’s assets in a diversified portfolio of domestic and international equity, fixed income and real estate securities to provide long-term growth in plan assets at an acceptable level of risk. This strategy, the resulting allocation of plan assets and the selection of independent investment managers are reviewed periodically. There are no investments in VF debt or equity securities, and the plan’s exposure to subprime mortgage credit risk is not significant.
The expected long-term rate of return on plan assets was based on the weighted average of the expected returns for the major asset classes in which the plan invests. Expected returns by asset class were developed through analysis of historical market returns, current market conditions, inflation expectations and other economic factors. The 8.25% assumed rate of return on plan assets in 2007 was lower than actual long-term historical returns. The actual allocations by asset class at the latest measurement dates, and the revised target allocation for 2008, were as follows:

	2008
	Target	Actual Allocation
	Allocation	2007	2006

Equity securities	60%	74%	71%
Fixed income securities	30	17	21
Real estate securities	10	9	8

	100%	100%	100%

VF makes contributions to the plan sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as considered prudent. VF is not required under applicable regulations, and does not currently intend, to make a contribution to the qualified pension plan during 2008 but does intend to make contributions totaling $3.2 million to fund payments under the nonqualified pension plan. Estimated future benefit payments, including benefits attributable to estimated future employee service, are approximately $49.4 million in 2008, $51.4 million in 2009, $53.6 million in 2010, $56.7 million in 2011, $60.5 million in 2012 and $353.5 million for the years 2013 through 2017.
Deferred Compensation Plans: VF sponsors a nonqualified retirement savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Expense under this plan was $4.3 million in 2007, $4.1 million in 2006 and $3.8 million in 2005. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds and VF Common Stock. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense in the Consolidated Statements of Income. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. Similarly, under a separate nonqualified plan, nonemployee members of the Board of Directors may elect to defer their Board compensation and invest it in VF Common Stock equivalents. At December 2007, VF’s liability to participants of the deferred compensation plans was $253.6 million, of which $24.2 million expected to be paid in 2008 was recorded in Accrued Liabilities (Note K) and $229.4 million expected to be paid beyond one year was recorded in Other Liabilities (Note M).
VF has purchased (i) specific mutual funds and VF Common Stock in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities or (ii) variable life insurance contracts that, in turn, invest in mutual funds that are substantially the same as other participant-directed investment selections. These investment securities, held in an irrevocable trust, and earnings thereon are intended to provide (i) a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of VF’s insolvency, and (ii) an economic hedge of the financial impact of changes in deferred compensation liabilities based on changes in market value of the participant-selected investments underlying the liabilities. The mutual funds and life insurance investments are recorded at fair value. At December 2007, the fair value of the mutual fund and life insurance investments was $245.8 million, of which $24.2 million expected to be liquidated to fund payments to participants in 2008 was recorded in Other Current Assets and $221.6 million was recorded in Other Assets (Note I). The VF Common Stock purchased to match participant-directed investment selections is treated for financial accounting purposes as treasury stock (Note O), which is the primary reason for the difference in carrying value of the investment securities and the recorded deferred compensation liabilities. Realized and unrealized gains and losses on the mutual fund and life insurance investments (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.
Other Retirement and Savings Plans: VF also sponsors defined contribution retirement and savings plans. For domestic employees not covered by VF’s defined benefit plans or a collective bargaining agreement, VF contributes a specified percentage of an employee’s gross earnings to a qualified retirement plan. VF also sponsors 401(k) and other retirement and savings plans for certain domestic and foreign employees where cash contributions are based on a specified percentage of employee contributions. Expense for these plans totaled $11.3 million in 2007, $9.1 million in 2006 and $6.3 million in 2005.
Note O — Capital
Common Stock outstanding is net of shares held in treasury, and in substance retired. There were 10,042,686 treasury shares at the end of 2007, 5,775,810 at the end of 2006 and 4,962,478 at the end of 2005. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 284,103 shares of VF Common Stock at the end of 2007, 261,458 shares at the end of 2006 and 269,043 shares at the end of 2005 were held in trust for deferred compensation plans (Note N). These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $11.8 million, $9.8 million and $9.9 million at the end of 2007, 2006 and 2005, respectively.
Preferred Stock consists of 25,000,000 authorized shares at $1 par value.
Series A Preferred Stock - At the end of 2007, 2,000,000 shares were designated as Series A Preferred Stock, of which none had been issued. Each outstanding share of Common Stock had a Series A Preferred Stock purchase right attached to it, which entitled each holder of Common Stock to certain rights if an outside party acquired 15% or more of VF’s Common Stock. The rights expired in January 2008 and were not replaced.

Series B Redeemable Preferred Stock - The 6.75% Series B Redeemable Preferred Stock, which had been owned by a VF employee stock ownership plan, was converted into Common Stock during 2006. Each share of Series B Preferred Stock had a redemption value and liquidation value of $30.88 plus cumulative accrued dividends, was convertible into 1.6 shares of Common Stock and was entitled to two votes per share along with the Common Stock. Changes in shares of Preferred Stock outstanding are summarized as follows:

	2007	2006	2005

Balance, beginning of year	—	755,518	843,814
Conversion to Common Stock	—	(755,518)	(88,296)

Balance, end of year	—	—	755,518

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

In thousands	2007	2006

Foreign currency translation	$126,171	$(3,787)
Defined benefit pension plans	(63,975)	(132,776)
Derivative financial instruments	(8,419)	2,448
Unrealized gains on marketable securities	7,718	10,463

Accumulated other comprehensive income (loss)	$61,495	$(123,652)

Upon sale of the intimate apparel businesses in 2007, accumulated foreign currency translation losses totaling $32.1 million, net of related income taxes, were eliminated from the accounts and were a component of the loss on disposal of Discontinued Operations. Similarly, upon sale of the H.I.S® assets in 2007, accumulated translation gains of $3.9 million, net of related income taxes, were recognized in the Consolidated Statement of Income. See Note C.
Note P — Stock-based Compensation
VF may grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers and key employees and also to nonemployee members of VF’s Board of Directors under the amended and restated 1996 Stock Compensation Plan approved by stockholders. All stock-based compensation awards are classified as equity awards, which are accounted for in Common Stockholders’ Equity in the Consolidated Balance Sheets. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. For stock option awards that vest in equal annual installments over a three year period, compensation cost is recognized during each individual vesting period. Total compensation cost (including cost recognized for stock options) and the related income tax benefits for those awards recognized in the Consolidated Statements of Income were $62.4 million and $23.0 million for 2007, $46.4 million and $17.1 million for 2006 and $40.5 million and $14.9 million for 2005, respectively (exclusive of amounts included in the 2005 Cumulative Effect of a Change in Accounting Policy; see Note A). Stock-based compensation cost capitalized as part of inventory was $0.5 million at December 2007 and 2006. At the end of 2007, there was $34.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $21.9 million, $9.3 million, $1.7 million and $1.1 million are expected to be recognized in 2008, 2009, 2010 and 2011, respectively.

At the end of 2007, there were 8,797,750 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.
Stock Options: Stock options are granted at a price equal to the average of the high and low price of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years of continuous service after the date of grant and expire ten years after the date of grant. The fair value on the date of grant of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs between the grant date of the options and the date of expiration. The assumptions used and the resulting weighted average fair value of stock options granted are summarized below:

	2007	2006	2005
Expected volatility	22% to 30%	19% to 30%	19% to 30%
Weighted average volatility	24%	22%	23%
Expected term (in years)	4.7 to 7.3	4.7 to 7.5	5.3 to 7.6
Dividend yield	3.2%	1.9%	2.2%
Risk-free interest rate	5.2% to 4.8%	4.6% to 4.7%	2.8% to 4.1%

Weighted average fair value at date of grant	$16.80	$14.00	$13.04
Volatility is the measure of change in the market price of VF Common Stock from period to period. Expected volatility over the contractual term of an option was based on a combination of the implied volatility from publicly traded options on VF Common Stock and the historical volatility of VF Common Stock. The expected term represents the period of time that options granted are expected to be outstanding before exercise. VF used historical data to estimate both voluntary and involuntary option exercise behaviors and to estimate employee terminations. Groups of employees that have historically exhibited similar option exercise behaviors were considered separately in estimating the expected term. Dividend yield represents expected dividends on VF Common Stock for the contractual life of the options. Risk-free interest rates for the periods during the contractual life of the option were the implied yields at the date of grant from the U.S. Treasury zero coupon yield curve.
Stock option activity for 2007 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	Outstanding	Price	Term (Years)	(In thousands)

Outstanding, December 2006	8,868,457	$48.67
Granted	1,708,150	76.10
Exercised	(1,441,406)	48.24
Forfeited/cancelled	(242,451)	59.69

Outstanding, December 2007	8,892,750	53.70	6.6	$146,883

Exercisable, December 2007	5,388,484	45.47	5.3	$133,341

The total fair value of stock options vested during 2007 was $20.5 million, during 2006 was $25.4 million and during 2005 was $18.5 million. Intrinsic value is the amount by which the fair value of VF Common Stock exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during 2007 was $31.7 million, during 2006 was $74.9 million and during 2005 was $53.6 million.

Restricted Stock Units: VF has granted performance-based RSUs and nonperformance-based RSUs to key employees as a long-term incentive. For performance-based RSUs, participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants is based on achievement of performance goals for profitability and revenue growth set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the end of each three year performance period. For nonperformance-based RSUs, each RSU entitles the holder to one share of VF Common Stock. These RSUs vest generally four years after grant. Dividend equivalents, payable in additional shares of VF Common Stock, accrue without compounding on the two types of RSUs.
Activity in 2007 for RSUs is summarized as follows:

	Performance-based		Nonperformance-based
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value

Outstanding, December 2006	830,723	$51.29	20,000	$65.51
Earned as of the end of 2006, with Common Stock distributed in 2007	(272,703)	43.56	—	—
Vested	—	—	(10,000)	55.05
Granted	238,680	77.00	30,000	80.08
Forfeited/cancelled	(28,792)	63.73	—	—

Outstanding, December 2007	767,908	61.56	40,000	79.05

Vested, December 2007	266,188	54.80	—	—

The grant date fair value of each performance-based RSU granted during 2007, 2006 and 2005 was $77.00, $55.32 and $54.80, respectively, which was equal to the market value of the underlying VF Common Stock. The total value of awards outstanding at the end of 2007 was $78.7 million, of which a total of 420,536 shares of VF Common Stock having a value of $32.8 million was earned, subject to final confirmation approval of the Compensation Committee of the Board of Directors, for the three year performance period ended in 2007 and distributable in early 2008. Similarly, 405,696 shares of VF Common Stock with a value of $31.2 million were earned for the performance period ended in 2006, and 36,921 shares of VF Common Stock with a value of $2.0 million were earned for the performance period ended in 2005.
The grant date fair value of each nonperformance-based RSU granted during 2007, 2006 and 2005 was $80.08, $75.97 and $54.80, respectively, which was equal to the market value of the underlying VF Common Stock. The total value of awards outstanding at the end of 2007 was $2.9 million.
Certain participants have elected to defer receipt of shares earned upon vesting. Dividend equivalents, payable in additional shares, accrue on deferred shares. A total of 114,216 shares of Common Stock are issuable in future years for such deferrals.
Restricted Stock: VF has granted restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares at the grant date was the market value of VF Common Stock. Dividends are payable in additional restricted shares at the time the restricted share grants vest, generally four years after grant.

Activity for 2007 is summarized below:

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Outstanding, December 2006	56,121	$63.22
Granted	15,000	80.08
Dividend equivalents	1,636	82.26

Outstanding, December 2007	72,757	67.12

This restricted stock had a fair value of $5.1 million at the end of 2007.
Note Q — Income Taxes
The provision for Income Taxes was computed based on the following amounts of Income from Continuing Operations Before Income Taxes:

In thousands	2007	2006	2005

Domestic	$628,290	$577,802	$517,700
Foreign	277,280	199,436	193,993

Income from continuing operations before income taxes	$905,570	$777,238	$711,693

The provision for Income Taxes for continuing operations consists of:

In thousands	2007	2006	2005

Current:
Federal	$217,543	$215,202	$166,879
Foreign	53,448	32,547	57,964
State	25,081	18,901	16,354

	296,072	266,650	241,197
Deferred, primarily federal	(3,748)	(24,463)	(12,133)

Income taxes	$292,324	$242,187	$229,064

The reasons for the difference between income taxes for continuing operations computed by applying the statutory federal income tax rate and income tax expense in the financial statements are as follows:

In thousands	2007	2006	2005

Tax at federal statutory rate	$316,949	$272,033	$249,093
State income taxes, net of federal tax benefit	21,180	9,279	2,973
Foreign rate differences	(44,169)	(37,909)	(37,376)
Foreign operating losses with no current benefit	1,141	7,042	8,261
American Jobs Creation Act of 2004	—	—	5,239
Change in valuation allowance	(986)	(3,399)	(300)
Other, net	(1,791)	(4,859)	1,174

Income taxes	$292,324	$242,187	$229,064

Foreign rate differences included $10.6 million in tax benefit in 2007 and $16.9 million in 2006 from the favorable audit outcomes on certain tax matters and from expiration of statutes of limitations outside of the United States. The American Jobs Creation Act of 2004 (“the Act”) contained a one-time incentive for repatriation of foreign earnings in 2005 at a 5.25% effective income tax rate. During 2005, VF repatriated $153.0 million of foreign earnings subject to the Act and recorded an incremental income tax expense of $5.2 million. The 2005 rate benefited from favorable settlements of prior years’ foreign and state tax returns.
Deferred income tax assets and liabilities consist of the following:

In thousands	2007	2006

Deferred income tax assets:
Inventories	$19,722	$19,054
Employee compensation and benefits	171,674	187,154
Other accrued expenses	116,629	95,056
Operating loss carryforwards	138,449	111,452
Capital loss carryforwards	39,860	66,504

	486,334	479,220
Valuation allowance	(129,227)	(127,347)

Deferred income tax assets	357,107	351,873

Deferred income tax liabilities:
Depreciation	13,826	17,634
Intangible assets	214,460	183,628
Other deferred liabilities	23,073	22,648
Foreign currency translation	58,619	27,981
Unremitted foreign earnings	20,786	24,967

Deferred income tax liabilities	330,764	276,858

Net deferred income tax assets	$26,343	$75,015

In thousands	2007	2006

Amounts included in Consolidated Balance Sheets:
Current assets	$104,489	$84,519
Current liabilities	(7,431)	(5,119)
Noncurrent assets	25,731	9,874
Noncurrent liabilities	(96,446)	(14,259)

	$26,343	$75,015

As of the end of 2007, VF has not provided deferred U.S. income taxes on $507.7 million of undistributed earnings of international subsidiaries where the earnings are considered to be permanently invested. The undistributed earnings would become taxable in the United States if management decided to repatriate earnings for business, tax or foreign exchange reasons. If this were the case, U.S. income taxes would be provided net of foreign taxes already paid.
VF has been granted a lower effective income tax rate on taxable earnings in one foreign subsidiary based on meeting certain increased investment and employment level requirements. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $15.4 million ($0.14 per diluted share) in 2007, $13.6 million ($0.12 per share) in 2006 and $15.2 million ($0.13 per share) in 2005. The tax status providing this benefit is scheduled to expire at the end of 2009, although discussions to extend this benefit are ongoing.
VF has potential tax benefits totaling $89.0 million for foreign operating loss carryforwards, with $0.5 million expiring in 2008, $1.3 million in 2009, $0.5 million in 2010, $0.5 million in 2011 and $1.5 million in 2012. Of the remainder, $79.1 million have an unlimited carryforward life. In addition, there are $34.6 million of potential tax benefits for federal operating loss carryforwards that expire between 2008 and 2020 and $14.8 million of benefits for state operating loss carryforwards that expire between 2008 and 2025. Some of the foreign and substantially all of the federal and state operating loss carryforward amounts relate to acquired companies for periods prior to their acquisition by VF. A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those loss carryforwards will not be realized. Valuation allowances totaled $76.6 million for available foreign carryforwards, $13.3 million for available federal carryforwards and $7.7 million for available state carryforwards. In addition, VF has the potential benefit of $39.9 million for federal capital loss carryforwards at the end of 2007. Included in this amount is $25.2 million related to discontinued operations sold in 2007 (Note C), upon which a full valuation allowance was provided. Of the remaining amount, $10.1 million will be realized in cash in 2008.

A reconciliation of the change in the accrual for unrecognized tax benefits during 2007 is as follows:

In thousands	Unrecognized Income Tax Benefits		Interest	Unrecognized Income Tax Benefits, Including Interest
Balance, December 2006	$84,322		$15,808	$100,130
Change in accounting policy (Note A)	(558)		—	(558)
Additions for current year tax positions	3,762		371	4,133
Additions for prior year tax positions	16,328		4,926	21,254
Reductions for prior year tax positions	(10,385)	*	(4,275)	(14,660)
Reductions due to statute expirations	(10,737)		(45)	(10,782)
Payments in settlement	(543)		(370)	(913)
Currency translation	2,710		—	2,710

Balance, December 2007	$84,899		$16,415	101,314

Less deferred tax benefit				12,558

Total unrecognized tax benefits				88,756
Less current portion (Note K)				9,731

Long-term portion (Note M)				$79,025

*	Includes $6.2 million as a reduction of Goodwill (Note H).
Included in unrecognized tax benefits at December 2007 is $81.8 million of tax benefits that, if recognized, would reduce our annual effective tax rate. VF recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits in the income tax provision. During 2007, VF accrued interest and penalties of $0.6 million, net of income tax benefit, in the income tax provision related to these unrecognized tax benefits.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, Internal Revenue Service (“IRS”) examinations for tax years 1995 through 1999 have been settled, resulting in income tax refunds that will be carried forward to offset potential future assessments by the IRS. The statute of limitations has expired for tax years 2000 and 2001. Tax years 2002 and 2003 are in the appeals process with the IRS, and management expects to resolve open matters during 2008. VF expects the accrual for unrecognized tax benefits to be reduced by approximately $2.8 million in cash payments related to this resolution. In 2008, the IRS is expected to commence an examination of tax years 2004, 2005 and 2006. The United Kingdom’s Inland Revenue has examined tax years 2001 through 2004, and settlement discussions are underway. Inland Revenue has indicated its intent to examine the 2005 taxable year. VF expects to settle the years under examination in 2008 and expects the settlement to include the 2006 taxable year for certain items under discussion. Tax years 1998 to 2002 are under examination by the State of North Carolina, and tax years 2003 to 2005 are under examination by the State of Alabama. VF is also currently subject to examination by various other taxing authorities. Management believes that some of these audits and negotiations will conclude during the next 12 months. During 2008, management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $25 million, which includes $18 million that would reduce income tax expense due to settlement of audits and expiration of statutes of limitations.

Note R — Segment Information
For internal management and reporting purposes, VF’s businesses are grouped principally by product categories, and by brands within those product categories. These groupings of businesses are referred to as “coalitions.” These coalitions, as described below, represent VF’s reportable segments:
•	Jeanswear — Jeanswear and related products

•	Outdoor — Outerwear and adventure apparel, footwear, daypacks and bags, and technical equipment

•	Imagewear — Occupational apparel and licensed apparel

•	Sportswear — Fashion sportswear

•	Contemporary Brands — Premium lifestyle apparel

•	Other — Primarily VF Outlets
Since their dates of acquisition in 2007, operating results of Eagle Creek and The North Face — China are included in the Outdoor Coalition, results of Majestic are included in the Imagewear Coalition, and results of Seven For All Mankind and lucy activewear are included in the newly-formed Contemporary Brands Coalition.
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
Coalition Assets, for internal management purposes, are those used directly in or resulting from the operations of each business unit, such as accounts receivable, inventories, property, plant and equipment. Corporate assets include investments held in trusts for deferred compensation plans, information systems assets and a pension asset representing the overfunded defined benefit pension plan.

Financial information for VF’s reportable segments is as follows:

In thousands	2007	2006	2005

Coalition revenues:
Jeanswear	$2,896,699	$2,780,197	$2,697,066
Outdoor	2,387,136	1,868,256	1,454,872
Imagewear	988,321	828,165	805,775
Sportswear	683,584	685,452	650,813
Contemporary Brands	142,286	—	—
Other	121,333	53,724	45,629

Total revenues	$7,219,359	$6,215,794	$5,654,155

Coalition profit:
Jeanswear	$479,435	$429,742	$452,461
Outdoor	392,658	298,934	233,433
Imagewear	141,866	134,274	126,287
Sportswear	65,923	91,340	100,139
Contemporary Brands	24,848	—	—
Other	3,955	1,981	(1,063)

Total coalition profit	1,108,685	956,271	911,257

Corporate and other expenses	(140,303)	(127,768)	(137,185)
Interest, net	(62,812)	(51,265)	(62,379)

Income from continuing operations before income taxes	$905,570	$777,238	$711,693

In thousands	2007	2006	2005

Coalition assets:
Jeanswear	$1,105,866	$1,086,053	$1,063,710
Outdoor	927,166	790,232	531,082
Imagewear	354,783	274,653	297,762
Sportswear	141,747	138,625	153,063
Contemporary Brands	168,271	—	—
Other	67,019	71,186	78,176

Total coalition assets	2,764,852	2,360,749	2,123,793

Cash and equivalents	321,863	343,224	296,557
Intangible assets and goodwill	2,713,432	1,786,618	1,723,824
Deferred income taxes	130,220	96,473	110,720
Corporate assets	516,318	457,558	433,140
Discontinued operations	—	421,071	483,037

Consolidated assets	$6,446,685	$5,465,693	$5,171,071

Capital expenditures (including capital leases):
Jeanswear	$29,413	$26,858	$38,386
Outdoor	53,286	95,564	24,420
Imagewear	9,015	8,441	3,812
Sportswear	8,395	9,884	7,723
Contemporary Brands	4,583	—	—
Other	3,106	2,886	9,011
Corporate	6,065	28,617	19,624

	$113,863	$172,250	$102,976

Depreciation and amortization expense:
Jeanswear	$40,138	$44,400	$48,514
Outdoor	37,473	30,199	24,080
Imagewear	11,950	8,831	9,735
Sportswear	13,852	18,294	16,082
Contemporary Brands	6,151	—	—
Other	7,064	5,621	4,464
Corporate	24,599	21,501	18,559

	$141,227	$128,846	$121,434

Information by geographic area is presented below, with revenues based on the location of the customer:

In thousands	2007	2006	2005

Total revenues:
United States	$5,202,940	$4,621,848	$4,224,998
Foreign, primarily Europe	2,016,419	1,593,946	1,429,157

	$7,219,359	$6,215,794	$5,654,155

Property, plant and equipment:
United States	$462,263	$422,680	$349,733
Mexico	52,946	57,562	63,472
Other foreign, primarily Europe	136,649	112,816	97,473

	$651,858	$593,058	$510,678

Sales to Wal-Mart Stores, Inc., substantially all in the Jeanswear Coalition, comprised 12% of Total Revenues in 2007, 13% in 2006 and 14% in 2005. Trade receivables from this customer totaled $89.5 million at the end of 2007 and $80.5 million at the end of 2006.
Note S — Commitments
Rent expense included in the Consolidated Statements of Income was as follows:

In thousands	2007	2006	2005

Minimum rent expense	$116,821	$98,246	$92,682
Contingent rent expense	7,072	5,914	4,020

Rent expense	$123,893	$104,160	$96,702

Future minimum lease payments are $143.0 million, $126.0 million, $105.2 million, $86.2 million and $61.9 million for the years 2008 through 2012, respectively, and $180.0 million thereafter. Future payments presented have not been reduced by income of $13.4 million from noncancelable subleases.
VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in Cost of Goods Sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $65.5 million, $77.0 million, $80.6 million, $78.6 million and $78.7 million for the years 2008 through 2012, respectively, and $102.1 million thereafter.
VF in the ordinary course of business has entered into purchase commitments for raw materials, sewing labor and finished products. These agreements, typically ranging from 2 to 6 months in duration, require total payments of $690.0 million in 2008. In addition, VF has a remaining commitment to purchase $92.5 million of finished product, with a minimum of $15.0 million per year, in connection with the sale of a business in a prior year.
VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $39.1 million, $15.3 million, $11.0 million, $1.4 million and $0.4 million for the years 2008 through 2012, respectively, and $0.3 million thereafter.

Surety bonds and standby letters of credit representing contingent guarantees of performance under self-insurance and other programs totaled $66.2 million. These commitments would only be drawn upon if VF were to fail to meet its claims obligations.
Note T — Earnings Per Share

In thousands, except per share amounts	2007	2006	2005

Basic earnings per share:
Income from continuing operations	$613,246	$535,051	$482,629
Less Preferred Stock dividends	—	646	1,636

Income available for Common Stock	$613,246	$534,405	$480,993

Weighted average Common Stock outstanding	110,443	110,560	111,192

Basic earnings per share from continuing operations	$5.55	$4.83	$4.33

Diluted earnings per share:
Income from continuing operations	$613,246	$535,051	$482,629

Weighted average Common Stock outstanding	110,443	110,560	111,192
Effect of dilutive securities:
Preferred Stock	—	478	1,257
Stock options and other	2,905	2,002	1,743

Weighted average Common Stock and dilutive securities outstanding	113,348	113,040	114,192

Diluted earnings per share from continuing operations	$5.41	$4.73	$4.23

Outstanding options to purchase 2.4 million shares of Common Stock in 2005 were excluded from the computation of diluted earnings per share because the effect of their inclusion would have been antidilutive. Earnings per share for Discontinued Operations, Cumulative Effect of a Change in Accounting Policy and Net Income were computed using the same weighted average shares described above.
Note U — Financial Instruments
The fair value of VF’s long-term debt, including the current portion, was approximately $1,137.5 million at the end of 2007, compared with its carrying value of $1,148.6 million. At the end of 2006, the fair value was $719.6 million, compared with its carrying value of $704.2 million. Fair value was estimated based on quoted market prices or values of comparable borrowings. The carrying amounts of VF’s other financial assets and liabilities, principally cash and equivalents, accounts receivable, marketable securities, life insurance contracts, short-term borrowings and foreign currency exchange contracts, approximated their fair value.
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
The following summarizes, by currency, the contractual amounts of VF’s foreign currency forward exchange contracts, translated into U.S. dollars using the exchange rate at the reporting date. The “bought” amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The contracts, all of which mature in less than one year, are reported at fair value in the Consolidated Balance Sheets, with the net unrealized gain, by individual counterparty, included in Current Assets and the net unrealized loss included in Current Liabilities.

	2007		2006
	Notional	Fair	Notional	Fair
	Value —	Value —	Value —	Value —
In thousands	Bought (Sold)	Asset (Liability)	Bought (Sold)	Asset (Liability)

European euro	$(196,638)	$(9,952)	$(166,533)	$(2,842)
Mexican peso	65,394	669	58,050	1,561
Canadian dollar	(66,359)	(3,524)	(58,307)	1,650

Fair value, net		$(12,807)		$369

For foreign currency hedging contracts that have settled, VF recognized net pretax losses of $8.9 million in 2007 and gains of $1.7 million and $2.9 million during 2006 and 2005, respectively, primarily in Cost of Goods Sold in the Consolidated Statements of Income. At the end of 2007, net pretax losses of $4.3 million were deferred in Accumulated Other Comprehensive Income. These net deferred losses will be reclassified into Net Income during 2008 at the time the underlying hedged transactions are recognized in earnings. Hedge ineffectiveness was not significant in any period.
VF may also enter into derivative financial instrument contracts to hedge interest rate risks. VF entered into a contract to hedge the interest rate risk for a notional amount of $150.0 million shortly before the issuance of $300.0 million of long-term debt in 2003. This contract was settled concurrent with the issuance of the debt, with the gain of $3.5 million deferred in Accumulated Other Comprehensive Income. As a result of the deferred gain, VF recognized $0.1 million during each of 2007, 2006 and 2005 as a reduction of Interest Expense. At the end of 2007, a pretax gain of $3.0 million was deferred in Accumulated Other Comprehensive Income, which will be reclassified into earnings over the remaining term of the debt.
Note V — Supplemental Cash Flow Information

In thousands	2007	2006	2005

Income taxes paid	$295,792	$304,486	$213,465
Interest paid	67,098	60,109	73,362
Noncash transactions:
Assets acquired under capital leases	—	45,055	—
Accretion of long-term debt	941	2,011	2,283
Notes issued in acquisitions	—	—	2,500
Debt assumed in acquisitions	11,554	6,248	—
Conversion of Redeemable Preferred Stock to Common Stock	—	23,326	2,727
Issuance of Common Stock for compensation plans	21,905	893	756
Note W — Subsequent Events
VF’s Board of Directors declared a regular quarterly cash dividend of $0.58 per share, payable on March 20, 2008 to shareholders of record on March 10, 2008.
VF purchased 500,000 shares of Common Stock at a total cost of $34.0 million in January 2008.
Note X — Quarterly Results of Operations (Unaudited)

In thousands, except	First	Second	Third	Fourth	Full
per share amounts	Quarter	Quarter	Quarter	Quarter	Year

2007
Total revenues	$1,673,619	$1,517,393	$2,073,159	$1,955,188	$7,219,359
Operating income	215,325	168,462	331,039	250,615	965,441
Income from continuing operations	134,078	105,805	209,317	164,046	613,246
Net income	138,344	81,662	207,207	164,408	591,621

Earnings per share from continuing operations:
Basic	$1.20	$0.96	$1.91	$1.50	$5.55
Diluted	1.17	0.93	1.86	1.46	5.41

Dividends per common share	$0.55	$0.55	$0.55	$0.58	$2.23

2006
Total revenues	$1,455,622	$1,351,313	$1,810,098	$1,598,761	$6,215,794
Operating income	187,313	145,789	287,824	205,218	826,144
Income from continuing operations	118,142	89,559	185,957	141,393	535,051
Net income	128,185	99,032	197,707	108,592	533,516

Earnings per share from continuing operations:
Basic	$1.07	$0.81	$1.68	$1.27	$4.83
Diluted	1.05	0.80	1.64	1.24	4.73

Dividends per common share	$0.29	$0.55	$0.55	$0.55	$1.94

2005
Total revenues	$1,354,482	$1,228,916	$1,608,318	$1,462,439	$5,654,155
Operating income	164,528	140,145	266,049	197,229	767,951
Income from continuing operations	101,066	88,923	166,931	125,709	482,629
Net income	102,853	96,749	179,630	127,470	506,702

Earnings per share from continuing operations:
Basic	$0.90	$0.80	$1.50	$1.14	$4.33
Diluted	0.88	0.78	1.46	1.11	4.23

Dividends per common share	$0.27	$0.27	$0.27	$0.29	$1.10
Net Income in each period includes income (loss) from discontinued operations. In addition, the first quarter and year 2005 include the cumulative effect of the change in accounting policy for stock-based compensation (Note A).

VF CORPORATION
Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS

		(1)	(2)
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period
	(Dollars in thousands)

Fiscal year ended December 2007
Allowance for doubtful accounts	$46,113	13,859	1,253	(C)	2,172	(A)	$59,053

Other accounts receivable allowances	$116,595	386,420	12,369	(C)	388,585	(D)	$126,799

Valuation allowance for deferred income tax assets	$127,347	5,632	13,316	(E)	17,068	(B)	$129,227

Allowance to reduce noncurrent assets of discontinued operations to fair value in accordance with FASB Statement No. 144, less costs of disposal	$42,153	—	—		42,153		$—

Fiscal year ended December 2006
Allowance for doubtful accounts	$50,123	6,693	381	(C)	11,084	(A)	$46,113

Other accounts receivable allowances	$112,546	303,450	—		299,401	(D)	$116,595

Valuation allowance for deferred income tax assets	$48,597	82,662	—		3,912	(B)	$127,347

Allowance to reduce noncurrent assets of discontinued operations to fair value in accordance with FASB Statement No. 144, less costs of disposal	$—	42,153	—		—		$42,153

Fiscal year ended December 2005
Allowance for doubtful accounts	$52,744	7,831	553	(C)	11,005	(A)	$50,123

Other accounts receivable allowances	$95,402	324,309	1,321	(C)	308,486	(D)	$112,546

Valuation allowance for deferred income tax assets	$46,538	10,067	—		8,008	(B)	$48,597

(A)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.

(B)	Deductions relate to circumstances where it is more likely than not that deferred income tax assets will be realized, and the effects of foreign currency translation.

(C)	Additions due to acquisitions. These amounts reflect the amount of allowance for doubtful accounts and other receivable allowances at their respective acquisition dates to record accounts receivable at net realizable value.

(D)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.

(E)	Addition due to an acquisition where it is more likely than not that deferred income tax assets related to federal net operating loss carryforwards will not be realized.