Form 10-Q
period 2008-03-29
V F CORP
filed 2008-05-07
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
Commission file number:1-5256

V. F. CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1180120 (I.R.S. employer identification number)
105 Corporate Center Boulevard
Greensboro, North Carolina 27408
(Address of principal executive offices)
(336) 424-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES ☐     NO ☑
On April 26, 2008, there were 109,131,218 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March
	2008	2007
Net Sales	$1,825,277	$1,653,608
Royalty Income	21,064	20,011

Total Revenues	1,846,341	1,673,619

Costs and Operating Expenses
Cost of goods sold	1,014,130	945,883
Marketing, administrative and general expenses	588,086	512,411

	1,602,216	1,458,294

Operating Income	244,125	215,325

Other Income (Expense)
Interest income	1,696	2,444
Interest expense	(22,199)	(13,923)
Miscellaneous, net	(150)	266

	(20,653)	(11,213)

Income from Continuing Operations Before Income Taxes	223,472	204,112

Income Taxes	74,440	70,034

Income from Continuing Operations	149,032	134,078

Discontinued Operations	—	4,266

Net Income	$149,032	$138,344

Earnings Per Common Share — Basic
Income from continuing operations	$1.36	$1.20
Discontinued operations	—	0.04
Net income	1.36	1.24

Earnings Per Common Share — Diluted
Income from continuing operations	$1.33	$1.17
Discontinued operations	—	0.04
Net income	1.33	1.20

Weighted Average Shares Outstanding
Basic	109,361	111,893
Diluted	111,877	114,820

Cash Dividends Per Common Share	$0.58	$0.55
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March	December	March
	2008	2007	2007
ASSETS

Current Assets
Cash and equivalents	$259,855	$321,863	$174,155
Accounts receivable, less allowance for doubtful accounts of:
March 2008 - $62,466, Dec. 2007 - $59,053; March 2007 - $50,520	1,123,141	970,951	1,002,563
Inventories:
Finished products	944,173	911,496	853,420
Work in process	83,627	87,176	68,156
Materials and supplies	142,794	140,080	105,497

	1,170,594	1,138,752	1,027,073

Other current assets	224,893	213,563	209,102
Current assets of discontinued operations	—	—	276,202

Total current assets	2,778,483	2,645,129	2,689,095

Property, Plant and Equipment	1,553,136	1,529,015	1,471,535
Less accumulated depreciation	894,821	877,157	879,595

	658,315	651,858	591,940

Intangible Assets	1,414,249	1,435,269	847,125

Goodwill	1,332,723	1,278,163	1,032,766

Other Assets	458,373	436,266	353,897

Noncurrent Assets of Discontinued Operations	—	—	155,965

	$6,642,143	$6,446,685	$5,670,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$303,181	$131,545	$317,457
Current portion of long-term debt	3,661	3,803	69,683
Accounts payable	367,901	509,879	301,698
Accrued liabilities	563,382	488,089	484,119
Current liabilities of discontinued operations	408	1,071	73,726

Total current liabilities	1,238,533	1,134,387	1,246,683

Long-term Debt	1,143,620	1,144,810	635,280

Other Liabilities	608,564	590,659	530,260

Noncurrent Liabilities of Discontinued Operations	—	—	10,535

Commitments and Contingencies

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
March 2008 - 108,923,600; Dec. 2007 - 109,797,984; March 2007 - 111,088,877	108,924	109,798	111,089
Additional paid-in capital	1,664,314	1,619,320	1,526,913
Accumulated other comprehensive income (loss)	138,974	61,495	(97,277)
Retained earnings	1,739,214	1,786,216	1,707,305

Total common stockholders’ equity	3,651,426	3,576,829	3,248,030

	$6,642,143	$6,446,685	$5,670,788

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March
	2008	2007
Operating Activities
Net income	$149,032	$138,344
Adjustments to reconcile net income to cash used by operating activities of continuing operations:
Income from discontinued operations	—	(4,266)
Depreciation	24,402	23,728
Amortization of intangible assets	9,895	4,639
Other amortization	2,926	3,953
Stock-based compensation	15,834	21,344
Other, net	8,390	5,385
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(122,798)	(162,891)
Inventories	(16,009)	(16,449)
Accounts payable	(148,496)	(91,039)
Accrued compensation	(52,376)	(42,418)
Accrued income taxes	67,210	55,850
Accrued liabilities	29,201	66,561
Other assets and liabilities	(17,503)	(11,510)

Cash used by operating activities of continuing operations	(50,292)	(8,769)

Income from discontinued operations	—	4,266
Adjustments to reconcile income from discontinued operations to cash used by discontinued operations	(663)	(15,422)

Cash used by discontinued operations	(663)	(11,156)

Cash used by operating activities	(50,955)	(19,925)

Investing Activities
Capital expenditures	(21,673)	(24,156)
Sale of property, plant and equipment	2,444	1,504
Business acquisitions, net of cash acquired	—	(157,111)
Software purchases	(1,440)	(510)
Other, net	301	827

Cash used by investing activities of continuing operations	(20,368)	(179,446)
Discontinued operations, net	—	(371)

Cash used by investing activities	(20,368)	(179,817)

Financing Activities
Increase in short-term borrowings	171,251	228,728
Payments on long-term debt	(1,315)	(1,174)
Purchase of Common Stock	(123,676)	(159,341)
Cash dividends paid	(63,528)	(61,530)
Proceeds from issuance of Common Stock, net	11,059	18,662
Tax benefits of stock option exercises	8,397	5,072

Cash provided by financing activities	2,188	30,417

Effect of Foreign Currency Rate Changes on Cash	7,127	256

Net Change in Cash and Equivalents	(62,008)	(169,069)

Cash and Equivalents — Beginning of Year	321,863	343,224

Cash and Equivalents — End of Period	$259,855	$174,155

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
VF Corporation (and its subsidiaries collectively known as “VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal first quarter ends on the Saturday closest to March 31. For presentation purposes herein, all references to periods ended March 2008, December 2007 and March 2007 relate to the fiscal periods ended on March 29, 2008, December 29, 2007 and March 31, 2007, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Similarly, the December 2007 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 3, 2009. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2007 (“2007 Form 10-K”).
In April 2007, VF sold its intimate apparel business consisting of its domestic and international women’s intimate apparel business units. Accordingly, the Consolidated Statements of Income and Consolidated Statements of Cash Flows present the intimate apparel businesses as discontinued operations for all periods.Similarly, the assets and liabilities of the discontinued operations have been separately presented in the Consolidated Balance Sheets. Amounts presented herein, unless otherwise stated, relate to continuing operations. See Note D.
Other prior year amounts, none of which are material, have been reclassified to conform with the 2008 presentation.
Note B — Changes in Accounting Policies
During the first quarter of 2008, VF adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“Statement 157”), which clarified the definition of fair value, established a framework and a hierarchy based on the level of observability and judgment associated with inputs used in measuring fair value, and expanded disclosures about fair value measurements. Statement 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value but does not require any new fair value measurements. As permitted by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the disclosure provisions of Statement 157 relating to nonrecurring measurements of nonfinancial assets and nonfinancial liabilities are deferred until VF’s 2009 fiscal year. This deferral of disclosures applies primarily to nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or measured at fair value for an impairment assessment.

Fair value is defined in Statement 157 as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, Statement 157 establishes a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and judgments about assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:
•	Level 1 — Fair value based on quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) inputs derived from or corroborated by observable market data.
•	Level 3 — Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and assumptions that market participants would use in pricing the asset or liability.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis at March 2008:

		Fair Value Measurements Using:
		Quoted Price	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	In thousands
Financial assets:
Cash equivalents	$106,700	$106,700
Investment securities	214,664	164,576	$50,088
Derivative instruments	646		646

Financial liabilities:
Derivative instruments	22,513		22,513
Deferred compensation	243,137		243,137
Cash equivalents represent funds held in institutional money market funds. Investment securities consist primarily of mutual funds and a separately managed fixed income fund purchased in substantially the same amounts as participant-directed investment selections, which represent the underlying liabilities to participants in VF’s deferred compensation plans. Liabilities under deferred compensation plans are recorded at amounts due to participants, based on the fair value of participant-selected investments. Derivative instruments represent net unrealized gains or losses on foreign currency forward exchange contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.
VF also adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”) in the first quarter of 2008. Statement 159 permits companies to measure at fair value eligible financial assets and financial liabilities that were not otherwise required to be recorded at fair value, with changes in fair value recognized in net income as they occur. Since VF has not elected to apply fair value accounting to any additional items, the adoption of Statement 159 had no impact.
In addition, as required beginning in the first quarter of 2008, VF adopted Emerging Issues Task Force (“EITF”) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which requires that the tax benefit related to dividend equivalents declared on restricted stock units that are expected to vest be recorded as an increase in additional paid-in capital. The impact of adopting EITF 06-11 was not significant.
Note C — Acquisitions
During 2007, VF acquired the Seven For All Mankind, lucy, Majestic and Eagle Creek businesses, and reacquired rights to market The North Face® brand in China and Nepal (collectively, the “2007 Acquisitions”). The most significant acquisition, Seven For All Mankind, had a cost of $773.1 million. At the end of 2007, the purchase price allocation of the Seven For All Mankind acquisition was subject to possible adjustment for valuation of its intangible assets. As a result of the receipt of the final valuation during the first quarter of 2008, the amount assigned to the indefinite-lived trademark intangible asset was reduced from $340.0 million to $313.7 million and amounts assigned to amortizable intangible assets (customer relationships and other) were reduced from $185.0 million to $182.8 million, with offsetting increases in goodwill.
Note D — Sale of Intimate Apparel Business
In December 2006, management and the Board of Directors decided to exit VF’s domestic and international women’s intimate apparel business (formerly referred to as the Intimate Apparel Coalition, a reportable business segment). On April 1, 2007, VF sold the net assets of this business (except for an investment in marketable securities of an intimate apparel supplier) for $348.7 million, plus $28.8 million related to the business unit’s Cash and Equivalents. The results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations for all periods in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Similarly, the assets and liabilities of this business have been reported as held for sale.
Summarized operating results for the discontinued intimate apparel business are as follows:

Three Months
Ended March
In thousands	2007

Total revenues	$192,789

Income from discontinued operations, net of income taxes of $2,471	$4,266

Summarized assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets are as follows:

	March	December	March
In thousands	2008	2007	2007

Accounts receivable, net	$—	$—	$107,591
Inventories	—	—	155,390
Other current assets, primarily deferred income taxes	—	—	13,221

Current assets of discontinued operations	$—	$—	$276,202

Property, plant and equipment, net	$—	$—	$46,207
Goodwill	—	—	117,526
Investment in marketable securities	—	—	17,229
Other assets, primarily deferred income taxes	—	—	16,270
Allowance to reduce noncurrent assets to estimated fair value, less costs of disposal	—	—	(41,267)

Noncurrent assets of discontinued operations	$—	$—	$155,965

Accounts payable	$—	$—	$39,209
Accrued liabilities	408	1,071	34,517

Current liabilities of discontinued operations	$408	$1,071	$73,726

Minority interest in partially owned subsidiaries	$—	$—	$5,328
Other	—	—	5,207

Noncurrent liabilities of discontinued operations	$—	$—	$10,535

Note E — Intangible Assets

	March 2008				December 2007
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
(Dollars in thousands)	Life *	Amount	Amortization	Amount	Amount

Amortizable intangible assets:
License agreements	22 years	$199,140	$43,006	$156,134	$158,566
Customer relationships	20 years	330,024	35,526	294,498	301,057
Trademarks and other	7 years	12,795	5,318	7,477	5,917

Amortizable intangible assets, net				458,109	465,540

Indefinite-lived intangible assets:
Trademarks and tradenames				956,140	969,729

Intangible assets, net				$1,414,249	$1,435,269

*	Amortization of license agreements — accelerated and straight-line methods; customer relationships — accelerated methods; trademarks and other — accelerated and straight-line methods.
Amortization expense of intangible assets for the first quarter of 2008 was $9.9 million. Estimated amortization expense for the remainder of 2008 is $27.2 million and for the years 2009 through 2012 is $31.4 million, $29.4 million, $27.9 million and $26.3 million, respectively.
Note F — Goodwill

					Contemporary
(In thousands)	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Total

Balance, December 2007	$232,068	$564,867	$56,246	$215,767	$209,215	$1,278,163
Adjustments to purchase price allocation	—	(94)	—	—	30,384	30,290
Currency translation	3,776	19,857	—	—	637	24,270

Balance, March 2008	$235,844	$584,630	$56,246	$215,767	$240,236	$1,332,723

Note G — Pension Plans
VF’s net periodic pension cost contained the following components:

	Three Months Ended March
(In thousands)	2008	2007

Service cost — benefits earned during the year	$4,162	$5,099
Interest cost on projected benefit obligations	17,276	16,914
Expected return on plan assets	(20,840)	(20,652)
Amortization of:
Prior service cost	673	672
Actuarial loss	463	1,323

Net periodic pension cost	1,734	3,356

Amount allocable to discontinued operations	—	(78)

Net periodic pension cost — continuing operations	$1,734	$3,278

During the first quarter of 2008, VF made contributions totaling $0.7 million to fund benefit payments for the Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $2.5 million of contributions to fund benefit payments for the SERP during the remainder of 2008. Due to the funded status of the qualified pension plan, VF is not required under applicable regulations, and does not currently intend, to make a contribution to the plan during 2008.
Note H — Business Segment Information
For internal management and reporting purposes, VF’s businesses are grouped principally by product categories, and by brands within those product categories. These groupings of businesses are referred to as “coalitions.” These coalitions represent VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended March
(In thousands)	2008	2007
Coalition revenues:
Jeanswear	$712,228	$760,804
Outdoor	636,244	538,753
Imagewear	247,034	213,691
Sportswear	132,226	148,440
Contemporary Brands	95,970	—
Other	22,639	11,931

Total coalition revenues	$1,846,341	$1,673,619

Coalition profit:
Jeanswear	$122,277	$129,453
Outdoor	105,506	83,745
Imagewear	33,253	30,454
Sportswear	740	9,974
Contemporary Brands	14,805	—
Other	(2,775)	(1,212)

Total coalition profit	273,806	252,414

Corporate and other expenses	(29,831)	(36,823)
Interest, net	(20,503)	(11,479)

Income from continuing operations before income taxes	$223,472	$204,112

Note I — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired. There were 11,852,218 treasury shares at March 2008, 10,042,686 at December 2007 and 7,926,686 at March 2007.The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 265,823 shares of VF Common Stock at March 2008, 284,103 shares at December 2007, and 279,618 shares at March 2007 were held in trust for deferred compensation plans. These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $10.4 million, $11.8 million and $11.2 million at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none were issued. On April 22, 2008, these Series A preferred shares were eliminated.
Activity for 2008 in the Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Common	Additional	Retained
(In thousands)	Stock	Paid-in Capital	Earnings

Balance, December 2007	$109,798	$1,619,320	$1,786,216
Net income	—	—	149,032
Cash dividends on Common Stock	—	—	(63,528)
Purchase of treasury stock	(1,656)	—	(122,020)
Stock compensation plans, net	782	44,994	(10,486)

Balance, March 2008	$108,924	$1,664,314	$1,739,214

Other comprehensive income consists of changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months Ended March
(In thousands)	2008	2007

Net income	$149,032	$138,344

Other comprehensive income:
Foreign currency translation
Amount arising during the period	90,388	6,933
Defined benefit pension plans
Reclassification to net income during the period	1,137	1,996
Adjustment of funded status	25,950	—
Unrealized losses on derivative financial instruments
Amount arising during the period	(11,319)	(2,407)
Reclassification to net income during the period	7,700	(673)
Unrealized losses on marketable securities
Amount arising during the period	(4,319)	(4,304)
Income tax benefit (expense) related to components of other comprehensive income	(32,058)	2,255

Other comprehensive income	77,479	3,800

Comprehensive income	$226,511	$142,144

Accumulated Other Comprehensive Income (Loss) for 2008 is summarized as follows:

	Foreign	Defined	Derivative
	Currency	Benefit	Financial	Marketable
In thousands	Translation	Pension Plans	Instruments	Securities	Total

Balance, December 2007	$126,171	$(63,975)	$(8,419)	$7,718	$61,495
Other comprehensive income (loss)	67,328	16,702	(2,232)	(4,319)	77,479

Balance, March 2008	$193,499	$(47,273)	$(10,651)	$3,399	$138,974

Note J — Stock-based Compensation
During the first quarter of 2008, VF granted options for 1,373,945 shares of Common Stock at an exercise price of $79.50, equal to the fair market value of VF Common Stock on the date of grant. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model for employee groups having similar exercise behaviors, with the following assumptions: expected volatility ranging from 23% to 36%, with a weighted average of 27%; expected term of 4.8 to 7.3 years; expected dividend yield of 2.8%; and risk-free interest rate ranging from 2.1% at six months to 3.6% at 10 years. The resulting weighted average fair value of these options at the date of grant was $18.59 per option.
Also during the first quarter of 2008, VF granted 288,834 performance-based restricted stock units. Participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares, if any, that will be earned will be based on VF’s performance over that period. The grant date fair value of the restricted stock units was $78.10 per unit.
In addition, during the first quarter of 2008, VF granted 6,000 shares of restricted VF Common Stock with a fair value of $78.08 per share to a member of management. One-third of these shares will vest in each of 2012, 2013 and 2014.
Note K — Income Taxes
The effective income tax rate was 33.3% for the first three months of 2008, compared with 34.3% in the comparable period of 2007. The lower rate in 2008 was due to a higher percentage of income in lower tax jurisdictions outside the United States. The effective tax rate for the full year 2007 was 32.3%, which included the favorable impact from expiration of statutes of limitations and tax audit settlements.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, tax years 2002 and 2003 are in the appeals process with the Internal Revenue Service (“IRS”), and management expects to resolve open matters during 2008. In 2008, the IRS commenced an examination of tax years 2004, 2005 and 2006. The United Kingdom Inland Revenue has included the 2005 taxable year in the current 2001-2004 examination. VF expects to settle the years under examination in 2008 and expects the settlement to include the 2006 taxable year for certain items under discussion. Tax years 1998 to 2002 are under examination by the State of North Carolina, and tax years 2003 to 2005 are under examination by the State of Alabama. VF is also currently subject to examination by various other taxing authorities. Management believes that some of these audits and negotiations will conclude during the next 12 months.
During the first quarter of 2008, the amount of unrecognized tax benefits was increased by $3.2 million due to tax positions taken in the current period. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during 2008 by approximately $25 million due to settlement of audits and expiration of statutes of limitations, which includes $18 million that would reduce income tax expense.
Note L — Earnings Per Share
Earnings per share from continuing operations were computed as follows:

	Three Months Ended March
(In thousands, except per share amounts)	2008	2007

Basic earnings per share:
Income from continuing operations	$149,032	$134,078

Weighted average Common Stock outstanding	109,361	111,893

Basic earnings per share from continuing operations	$1.36	$1.20

Diluted earnings per share:
Income from continuing operations	$149,032	$134,078

Weighted average Common Stock outstanding	109,361	111,893
Effect of dilutive securities:
Stock options and other	2,516	2,927

Weighted average Common Stock and dilutive securities outstanding	111,877	114,820

Diluted earnings per share from continuing operations	$1.33	$1.17

Outstanding options to purchase 1.4 million shares of Common Stock in 2008 were excluded from the computation of diluted earnings per share because the effect of their inclusion would have been antidilutive. Earnings per share for Discontinued Operations and Net Income were computed using the same weighted average shares described above.
Note M — Recently Issued Accounting Standards
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
In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for VF’s 2009 fiscal year. VF is currently evaluating the impact of adopting Statement 161.
Note N — Subsequent Events
VF’s Board of Directors declared a regular quarterly cash dividend of $0.58 per share, payable on June 20, 2008 to shareholders of record on June 10, 2008.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Highlights of the first quarter of 2008 included:
•	Revenues, income from continuing operations and earnings per share for the first quarter were each at record levels.

•	Revenues increased 10% over the prior year quarter to $1,846.3 million, with 8% of the increase coming from our recent acquisitions and 2% from organic growth primarily in our Outdoor businesses.

•	Direct-to consumer and international businesses continue to be key drivers of growth, with these revenues in the quarter rising 24% and 21%, respectively. International revenues represented 36% of total revenues.

•	Gross margin percentage rose to 45.1% from 43.5% in the prior year quarter.

•	Income from continuing operations increased 11% to $149.0 million, compared with $134.1 million in the prior year quarter, resulting from the strong performance of our Outdoor and Contemporary Brands Coalitions. Earnings per share from continuing operations increased 14% to $1.33. (All per share amounts are presented on a diluted basis.)
Discontinued Operations
In December 2006, management and the Board of Directors decided to exit the women’s intimate apparel business. The transaction, which closed on April 1, 2007, is consistent with VF’s stated objective of focusing on lifestyle businesses having higher growth and profit potential. The results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations for all periods. Similarly, the assets and liabilities of this business have been reclassified and reported as held for sale for all periods presented. See Note D to the Consolidated Financial Statements. Unless otherwise stated, the remaining sections of this discussion and analysis of financial condition and results of operations relate only to continuing operations.
Analysis of Results of Operations
     Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2007:

First Quarter
2008
Compared
(In millions)	with 2007

Total revenues — 2007	$1,674
Organic growth	31
Acquisitions in prior year (to anniversary date)	141

Total revenues — 2008	$1,846

During 2007, VF acquired the Seven For All Mankind, lucy, Majestic and Eagle Creek businesses and reacquired rights to market The North Face® brand in China and Nepal (collectively, the “2007 Acquisitions”). The increase in Total Revenues in the first quarter of 2008 was due primarily to the 2007 Acquisitions, which added $141 million of revenues. The strong organic revenue growth within the Outdoor coalition in the first quarter was offset, in part, by declines in the domestic Jeanswear and Sportswear businesses. Additional details on revenues are provided in the section titled “Information by Business Segment.”
During the first quarter of 2008, approximately 36% of Total Revenues were in international markets. In translating foreign currencies into the U.S. dollar, a weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its international business (primarily the European euro countries) benefited revenue comparisons by $56 million in the first quarter of 2008 relative to the 2007 quarter. If currency translation rates were to remain at current levels, reported revenues for the remainder of 2008 would be positively impacted compared with 2007.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months Ended March
	2008	2007

Gross margin (total revenues less cost of goods sold)	45.1%	43.5%

Marketing, administrative and general expenses	31.9	30.6

Operating income	13.2%	12.9%

Gross margin as a percentage of Total Revenues for the first quarter of 2008 increased 1.6% from the prior year quarter to 45.1%. Approximately 0.9% of the improvement was due to higher gross margins in our Jeanswear businesses resulting primarily from increased operating efficiencies. The remainder of the increase was due to the changing mix of our businesses with revenue growth in our higher margin Outdoor and Contemporary Brands businesses.
Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 1.3% in the 2008 quarter. Approximately 0.7% of the increase is due to the higher expense ratios in our expanding retail operations. The first quarter 2008 ratio also increased 0.3% from additional amortization of intangible assets on the 2007 Acquisitions.
Interest expense increased $8.3 million in the first quarter reflecting higher borrowings and interest rates. Average interest-bearing debt outstanding totaled $1,318 million for the first three months of 2008 and $852 million for the comparable period of 2007, with the increase driven by the issuance of $600.0 million of senior notes in October 2007. While interest rates on short-term borrowings were lower, the weighted average interest rate on total outstanding debt increased to 6.5% for the first three months of 2008 from 6.3% for the comparable period of 2007. This increase was driven by the mix of our outstanding debt, with a larger proportion of higher rate domestic borrowings in the first quarter of 2008.
The effective income tax rate was 33.3% for the first quarter of 2008 and 34.3% for the comparable period in 2007. The lower rate in 2008 was due to a higher percentage of income in lower tax jurisdictions outside of the United States. The effective income tax rate for the first quarter was based on the expected annual rate, adjusted for discrete events arising during the quarter.
Income from Continuing Operations increased 11% to $149.0 million from $134.1 million in the first quarter of 2007. Earnings per share from continuing operations increased 14% to $1.33 from $1.17 in the prior year quarter. The higher percentage increase in earnings per share resulted from a 3% reduction in diluted shares outstanding in the 2008 period, reflecting the benefit of share repurchase activity over the last twelve months. In translating foreign currencies into the U.S. dollar, there was a $0.09 per share favorable impact on earnings per share in the 2008 quarter, compared with the prior year period. Also, the 2007 Acquisitions contributed an incremental $0.03 per share in the 2008 quarter.
We reported net income of $149.0 million for the first quarter of 2008, an increase over the 2007 quarter that included $134.1 million of income from continuing operations and $4.3 million of income from the discontinued global intimate apparel businesses sold in April 2007.
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
The following table presents a summary of the changes in our Total Revenues by coalition for the first quarter of 2008:

	First Quarter
					Contemporary
(In millions)	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Other

Revenues — 2007	$761	$539	$214	$148	$—	$12
Organic growth	(49)	85	—	(16)	—	11
Acquisitions in prior year (to anniversary date)	—	12	33	—	96	—

Revenues — 2008	$712	$636	$247	$132	$96	$23

     Jeanswear:
Jeanswear Coalition revenues decreased 6% in the 2008 quarter. Revenues of domestic jeans declined 13% due to a very challenging retail environment, retailers lowering their inventory levels and consumers moving to lower price points, including private label products. Also, cooler weather than expected negatively impacted sales of seasonal products and increased promotional activity. These factors affected our revenues in both the mass market and mid-tier channels of distribution. In addition, there was a shift in the timing of certain product programs in this year’s quarter compared with the comparable 2007 period. The international businesses increased 6%, reflecting the benefit of foreign currency translation that positively impacted revenues by $24 million in the 2008 quarter.
Jeanswear Coalition Profit also decreased 6% in the first quarter of 2008. Operating margins increased slightly, despite the revenue decline, as a result of strong controls over inventory levels and operating efficiencies in a challenging environment.
     Outdoor:
Revenues in our Outdoor businesses increased 18% in the 2008 quarter, with double-digit growth in both our domestic and international businesses. Organic revenue growth was 16%, including strong global unit volume gains of The North Face®, Vans®, Kipling® and Napapijri® brands. The 2007 acquisitions of Eagle Creek and specific brand-related assets of a former licensee of The North Face® brand in China and Nepal added $12 million to revenues in the quarter. Foreign currency translation positively impacted first quarter 2008 revenues by $31 million, or 6%.
Outdoor Coalition Profit increased 26%, with operating margins increasing to 16.6% in the first quarter of 2008 from 15.5% in the comparable period in 2007. The margin improvement was primarily attributed to revenue growth and the resulting benefit of improved leverage of certain operating expenses, including selling and product development costs.
     Imagewear:
Coalition Revenues increased 16% in the 2008 quarter due to the Majestic acquisition, which added $33 million to 2008 revenues. Operating margins declined to 13.5% from 14.3% in the prior year quarter due to the timing of the Majestic acquisition in the first quarter of 2007. The first quarter of 2007 only included Majestic’s results for March, which is typically the most profitable month of the first quarter for this business.
     Sportswear:
Coalition Revenues declined 11% in the 2008 quarter, driven by a customer’s decision last year to reduce its assortment of Nautica® products, as well as lower sales in off-price channels. This decline was offset somewhat by revenue growth in our Kipling® and John Varvatos® businesses.
Operating margins declined to 0.6% from 6.7% in the prior year due to (i) lower Nautica® brand revenues without comparable expense reduction and (ii) a decision to discontinue our Nautica® women’s wholesale sportswear business, which resulted in a charge of $3.0 million in the quarter. Operating margin comparisons are expected to improve in the second half of the year.
     Contemporary Brands:
This coalition was formed in August 2007 with two newly acquired businesses — Seven For All Mankind and its 7 For All Mankind® brand of premium denim jeanswear and related apparel and lucy activewear and its lucy® brand of women’s activewear (together the “2007 Contemporary Brands Acquisitions”).
The Contemporary Brands Coalition operating margin of 15.4% was driven by the high operating margins of Seven For All Mankind. While not currently profitable, we expect results of our lucy activewear business to improve as we increase our operating efficiencies.
     Other:

The Other business segment includes the VF Outlet business unit of company-operated retail outlet stores in the United States that sell a broad selection of excess quantities of first quality VF products and other branded products. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products are reported in this business segment. The increase in revenues in the first quarter of 2008 was due to VF Outlet’s sale of women’s intimate apparel products obtained from independent suppliers following VF’s sale of its intimate apparel business in April 2007 (whereas such revenues prior to April 2007 were reported as part of discontinued operations).
     Reconciliation of Coalition Profit to Income from Continuing Operations before Income Taxes:
There are two types of costs necessary to reconcile total Coalition Profit, as discussed in the preceding paragraphs, to Consolidated Income Before Income Taxes. These costs are (i) Corporate and Other Expenses, discussed below, and (ii) Interest, Net, which was discussed in the previous “Consolidated Statements of Income” section.
Corporate and Other Expenses consist of corporate headquarters expenses that are not allocated to the coalitions and certain other expenses related to but not allocated to the coalitions for internal management reporting, including development costs for management information systems, certain costs of maintaining and enforcing VF’s trademarks and miscellaneous consolidating adjustments. The reduction in Corporate and Other Expenses in 2008 resulted primarily from lower stock-based and other incentive compensation.
Analysis of Financial Condition
     Balance Sheets
Accounts Receivable increased 12% at March 2008 over March 2007 due to a 9% increase in wholesale revenues in the 2008 quarter compared with the comparable period in 2007. Also, there was a slight increase in our days’ sales outstanding driven by a larger proportion of European revenues, where payment terms are substantially longer than those of our U.S. businesses. Receivables are higher at the end of March 2008 than at the end of 2007 due to seasonal sales patterns.
Inventories at March 2008 increased 14% over the prior year to support our estimated 10% sales growth in the second quarter of 2008 over the prior year quarter. Also, inventory days in our recently acquired businesses are above the VF average, while the increases in remaining businesses were in line with their expected revenue growth in the second quarter.
Property, Plant and Equipment increased at March 2008 over March 2007 due to the 2007 Contemporary Brands Acquisitions and because capital spending, including investments in distribution and retail, exceeded depreciation expense.
Intangible Assets and Goodwill at March 2008 increased over March 2007 as a result of the 2007 Contemporary Brands Acquisitions and foreign currency translation. The increase in Intangible Assets was offset in part by amortization. See Notes C, E and F to the Consolidated Financial Statements.
Other Assets increased at March 2008 and December 2007 from the level at March 2007 primarily due to recognition of the overfunded status of our qualified defined benefit pension plan. The plan was underfunded at March 2007.
Short-term Borrowings at March 2008 consisted of the following: (i) $256.0 million in domestic commercial paper borrowings and (ii) $46.8 million of international borrowings. Overall, the extent of short-term borrowings varies throughout the year in relation to working capital requirements and other investing and financing cash flows. Due to seasonal working capital flows and financing requirements, there is typically more need for external borrowings at the end of the first quarter than at our fiscal year-end.
Accounts Payable at March 2008 increased over March 2007 as a result of the 2007 Contemporary Brands Acquisitions and the effect of foreign currency translation. The March 2008 balance declined significantly from December 2007 due to the timing of inventory purchases and the timing of vendor payments at the end of 2007.
Accrued Liabilities increased at March 2008 over March 2007, resulting from the 2007 Contemporary Brands Acquisitions and a higher amount of accrued interest resulting from the issuance of $600.0 million of senior notes in October 2007. Accrued Liabilities increased at March 2008 over December 2007 due to changes in accrued income tax balances resulting from the timing of tax payments and increased profitability.
Total Long-term Debt, including the current portion, increased from the level at March 2007 due to the issuance of $600.0 million of senior notes in October 2007, offset by the payment of amounts classified in 2007 as long-term debt under the international revolving credit agreement and payment of a note related to the Nautica acquisition.
Other Liabilities increased at March 2008 and December 2007 over March 2007 resulting primarily from higher deferred income taxes on foreign currency translation gains recorded in Other Comprehensive Income.
     Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	March	December	March
(Dollars in millions)	2008	2007	2007

Working capital	$1,540.0	$1,510.7	$1,437.4

Current ratio	2.2 to 1	2.3 to 1	2.1 to 1

Debt to total capital ratio	28.4%	26.4%	24.0%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 24.6% at March 2008.
On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of net income and changes in investments in inventories and other working capital components. Our cash flow from operations is typically negative in the first quarter of the year as we build inventories to service our operations for the balance of the year. Cash provided by operating activities is substantially higher in the second half of the year as we collect accounts receivable arising from our higher seasonal sales and reduce our inventories by year-end. For the three months through March 2008, cash used by operating activities was $50.3 million, compared with cash used by operating activities of $8.8 million in the comparable 2007 period. The increase in cash used by operating activities was driven by the net change in operating asset and liability components, which was a usage of funds of $260.8 million for the quarter ended March 2008, compared with a usage of funds of $201.9 million for the quarter ended March 2007. This additional usage of funds in the first quarter of 2008 was due to an increase in vendor payments as a result of a higher than normal accounts payable balance at the end of 2007. See the accounts payable discussion in the Balance Sheets section above.
To finance our ongoing operations and unusual circumstances that may arise, we rely on our continued strong cash flow from operations. In addition, VF has significant liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of March 2008, $733.9 million was available for borrowing under VF’s $1.0 billion senior unsecured committed revolving bank credit facility. There was $256.0 million of commercial paper outstanding and $10.1 million of standby letters of credit issued under this agreement. Also at the end of March 2008, €250.0 million (U.S. dollar equivalent of $395.0 million) was available for borrowing under VF’s senior unsecured committed international revolving bank credit facility.
The principal investing activity in the first quarter of 2008 related primarily to capital spending for distribution and retail investments. We expect that capital spending could reach $145 million for the full year of 2008, which will be funded by operating cash flows.
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
During the first quarter of 2008, VF purchased 1.7 million shares of its Common Stock in open market transactions at a cost of $123.7 million (average price of $74.71 per share) and in the first quarter of 2007 purchased 2.0 million shares at a cost of $159.3 million (average price of $79.67 per share). Share repurchase activity during the first quarter of 2008 reduced the total remaining approved authorization to 3.5 million shares as of the end of March 2008. We intend to purchase an additional 0.3 million shares in the second quarter of 2008. The primary objective of our share repurchase program is to offset, on a long-term basis, dilution caused by awards under equity compensation plans. We will continue to evaluate future share repurchases considering funding required for business acquisitions, our common stock price and levels of stock option exercises.
Management’s Discussion and Analysis in our 2007 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2007 that would require the use of funds. Since the filing of our 2007 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations and commercial commitments that will require the use of funds:
•	Inventory purchase obligations represent binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business. These commitments increased by approximately $170 million at the end of the first quarter, compared with the 2007 year-end, to support seasonal sales expectations in succeeding months.
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
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our 2007 Form 10-K.
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion in our 2007 Form 10-K. There have been no material changes in these policies, except for those mentioned in Note B to the Consolidated Financial Statements.
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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s ability to successfully integrate and grow acquisitions; VF’s ability to maintain the strength and security of its information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; the overall level of consumer spending; general economic conditions and other factors affecting consumer confidence; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in our 2007 Form 10-K.
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
Part II — Other Information
Item 1A — Risk Factors
There have been no material changes to our risk factors from those disclosed in our 2007 Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
		Weighted Average	Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid per	Announced Plans or	Under the Plans or
Fiscal Period	Shares Purchased	Share	Programs	Programs (1)
December 30, 2007 — January 26, 2008	500,000	$67.95	500,000	4,704,000
January 27 — February 23, 2008	398,400	79.78	398,400	4,305,600
February 24 — March 29, 2008	757,100	76.50	757,100	3,548,500

Total	1,655,500		1,655,500

(1)	We will continue to evaluate future share repurchases considering funding required for business acquisitions, our common stock price and levels of stock option exercises. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance-based restricted stock units the number of shares having an aggregate fair market value equal to any minimum statutory federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were 154,032 shares withheld under the Mid-Term Incentive Plan during the first quarter of 2008.
Item 4 — Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of VF held on April 22, 2008, the following five nominees to the Board of Directors were elected for future service:

	End of Term	Votes For	Votes Withheld
Mackey J. McDonald	2009 Annual Meeting	99,320,166	1,482,376
Barbara S. Feigin	2010 Annual Meeting	99,211,700	1,590,842
Juan Ernesto de Bedout	2011 Annual Meeting	99,881,415	921,127
Ursula O. Fairbairn	2011 Annual Meeting	97,868,870	2,933,672
Eric C. Wiseman	2011 Annual Meeting	99,422,340	1,380,202
The other directors, Edward E. Crutchfield, George Fellows, Robert J. Hurst, W. Alan McCollough, Clarence Otis, Jr., M. Rust Sharp and Raymond G. Viault, whose terms expire in future years, continued their service as directors after the meeting. Daniel R. Hesse resigned from the Board of Directors, effective April 25, 2008.
There were two additional proposals approved by the shareholders, as follows:
•	The proposal to re-approve certain material terms of VF’s Amended and Restated Executive Incentive Compensation Plan to preserve the full deductibility for Federal income tax purposes of payments made under the Plan. The vote was 97,634,612 for, 2,312,201 against and 855,728 abstaining.
•	The proposal to ratify the selection of PricewaterhouseCoopers LLP as VF’s independent registered public accounting firm for the 2008 fiscal year. The vote was 99,024,206 for, 1,120,037 against and 658,299 abstaining.
Item 6 — Exhibits
31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: May 7, 2008
By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President — Controller (Chief Accounting Officer)