Form 10-Q
period 2008-06-28
V F CORP
filed 2008-08-06
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
YES ☐ NO ☑
On July 26, 2008, there were 108,908,206 shares of the registrant’s Common Stock outstanding.

VF CORPORATION
INDEX

Page No.
Part I — Financial Information

Item 1 - Financial Statements (Unaudited)

Consolidated Statements of Income:
Three and six months ended June 2008 and June 2007	3

Consolidated Balance Sheets:
June 2008, December 2007 and June 2007	4

Consolidated Statements of Cash Flows:
Six months ended June 2008 and June 2007	5

Notes to Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	26

Item 4 - Controls and Procedures	26

Part II — Other Information

Item 1A - Risk Factors	26

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6 - Exhibits	27

Signatures	28

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2008	2007	2008	2007
Net Sales	$1,658,401	$1,500,431	$3,483,678	$3,154,039
Royalty Income	19,081	16,962	40,145	36,973

Total Revenues	1,677,482	1,517,393	3,523,823	3,191,012

Costs and Operating Expenses
Cost of goods sold	942,763	865,727	1,956,893	1,811,610
Marketing, administrative and general expenses	570,863	483,204	1,158,949	995,615

	1,513,626	1,348,931	3,115,842	2,807,225

Operating Income	163,856	168,462	407,981	383,787

Other Income (Expense)
Interest income	1,565	2,848	3,261	5,292
Interest expense	(23,007)	(13,101)	(45,206)	(27,024)
Miscellaneous, net	3,050	1,483	2,900	1,749

	(18,392)	(8,770)	(39,045)	(19,983)

Income from Continuing Operations Before Income Taxes	145,464	159,692	368,936	363,804

Income Taxes	41,486	53,887	115,926	123,921

Income from Continuing Operations	103,978	105,805	253,010	239,883

Discontinued Operations	—	(24,143)	—	(19,877)

Net Income	$103,978	$81,662	$253,010	$220,006

Earnings Per Common Share — Basic
Income from continuing operations	$0.96	$0.96	$2.32	$2.16
Discontinued operations	—	(0.22)	—	(0.18)
Net income	0.96	0.74	2.32	1.98

Earnings Per Common Share — Diluted
Income from continuing operations	$0.94	$0.93	$2.27	$2.10
Discontinued operations	—	(0.21)	—	(0.17)
Net income	0.94	0.72	2.27	1.93

Weighted Average Shares Outstanding
Basic	108,711	110,504	109,040	111,199
Diluted	110,985	113,473	111,436	114,142

Cash Dividends Per Common Share	$0.58	$0.55	$1.16	$1.10
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June	December	June
	2008	2007	2007
ASSETS

Current Assets
Cash and equivalents	$276,009	$321,863	$177,849
Accounts receivable, less allowance for doubtful accounts of:
June 2008 - $59,059, Dec. 2007 - $59,053; June 2007 - $53,147	994,157	970,951	924,455
Inventories:
Finished products	1,116,123	911,496	1,033,663
Work in process	86,915	87,176	67,639
Materials and supplies	140,818	140,080	116,419

	1,343,856	1,138,752	1,217,721

Other current assets	225,044	213,563	198,851
Current assets of discontinued operations	—	—	18,271

Total current assets	2,839,066	2,645,129	2,537,147

Property, Plant and Equipment	1,581,197	1,529,015	1,466,736
Less accumulated depreciation	913,977	877,157	871,850

	667,220	651,858	594,886

Intangible Assets	1,405,723	1,435,269	854,381

Goodwill	1,336,661	1,278,163	1,048,348

Other Assets	531,771	436,266	378,660

	$6,780,441	$6,446,685	$5,413,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$396,932	$131,545	$107,586
Current portion of long-term debt	3,412	3,803	97,435
Accounts payable	477,442	509,879	424,229
Accrued liabilities	457,500	488,089	438,075
Current liabilities of discontinued operations	100	1,071	1,075

Total current liabilities	1,335,386	1,134,387	1,068,400

Long-term Debt	1,142,889	1,144,810	602,229

Other Liabilities	605,890	590,659	565,613

Commitments and Contingencies

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding:
June 2008 - 108,790,793; Dec. 2007 - 109,797,984; June 2007 - 109,716,898	108,791	109,798	109,717
Additional paid-in capital	1,686,599	1,619,320	1,585,105
Accumulated other comprehensive income (loss)	146,453	61,495	(58,336)
Retained earnings	1,754,433	1,786,216	1,540,694

Total common stockholders’ equity	3,696,276	3,576,829	3,177,180

	$6,780,441	$6,446,685	$5,413,422

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June
	2008	2007
Operating Activities
Net income	$253,010	$220,006
Adjustments to reconcile net income to cash used by operating activities of continuing operations:
Loss from discontinued operations	—	19,877
Depreciation	51,436	46,350
Amortization of intangible assets	19,992	10,281
Other amortization	6,474	7,890
Stock-based compensation	26,304	34,746
Other, net	10,555	24,329
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,966)	(68,705)
Inventories	(187,922)	(197,058)
Accounts payable	(40,186)	28,687
Accrued compensation	(32,977)	(28,284)
Accrued income taxes	3,368	(5,769)
Accrued liabilities	(24,362)	40,083
Other assets and liabilities	(11,426)	(39,819)

Cash provided by operating activities of continuing operations	63,300	92,614

Loss from discontinued operations	—	(19,877)
Adjustments to reconcile loss from discontinued operations to cash used by discontinued operations	(971)	8,713

Cash used by discontinued operations	(971)	(11,164)

Cash provided by operating activities	62,329	81,450

Investing Activities
Capital expenditures	(56,975)	(50,385)
Business acquisitions, net of cash acquired	(78,483)	(178,639)
Software purchases	(3,187)	(777)
Sale of property, plant and equipment	3,038	2,872
Sale of intimate apparel business	—	348,714
Other, net	721	804

Cash provided (used) by investing activities of continuing operations	(134,886)	122,589
Discontinued operations, net	—	(243)

Cash provided (used) by investing activities	(134,886)	122,346

Financing Activities
Increase in short-term borrowings	264,362	18,565
Payments on long-term debt	(2,245)	(8,531)
Purchase of Common Stock	(149,729)	(350,000)
Cash dividends paid	(126,705)	(122,359)
Proceeds from issuance of Common Stock, net	21,953	75,519
Tax benefits of stock option exercises	9,656	14,667
Other, net	(305)	—

Cash provided (used) by financing activities	16,987	(372,139)

Effect of Foreign Currency Rate Changes on Cash	9,716	2,968

Net Change in Cash and Equivalents	(45,854)	(165,375)

Cash and Equivalents — Beginning of Year	321,863	343,224

Cash and Equivalents — End of Period	$276,009	$177,849

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
VF Corporation (and its subsidiaries collectively known as “VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal second quarter ends on the Saturday closest to June 30. For presentation purposes herein, all references to periods ended June 2008, December 2007 and June 2007 relate to the fiscal periods ended on June 28, 2008, December 29, 2007 and June 30, 2007, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Similarly, the December 2007 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months and six months ended June 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 3, 2009. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2007 (“2007 Form 10-K”).
In April 2007, VF sold its intimate apparel business consisting of its domestic and international women’s intimate apparel business units. Accordingly, the Consolidated Statements of Income and Consolidated Statements of Cash Flows present the intimate apparel businesses as discontinued operations for all periods. Similarly, the assets and liabilities of the discontinued operations have been separately presented in the Consolidated Balance Sheets. Amounts presented herein, unless otherwise stated, relate to continuing operations. See Note D.
Certain prior year amounts, none of which are material, have been reclassified to conform with the 2008 presentation.
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

Fair value is defined in Statement 157 as the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, Statement 157 establishes a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:
•	Level 1 — Fair value based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

•	Level 3 — Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis at June 2008:

		Fair Value Measurements Using:
		Quoted Price	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
In thousands	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$71,500	$71,500	—	—
Investment securities	214,585	163,387	$51,198	—
Derivative instruments	2,490	—	2,490	—

Financial liabilities:
Derivative instruments	11,738	—	11,738	—
Deferred compensation	239,997	—	239,997	—
Cash equivalents represent funds held in institutional money market funds. Investment securities consist primarily of mutual funds and a separately managed fixed income fund purchased in substantially the same amounts as participant-directed investment selections representing underlying liabilities to participants in VF’s deferred compensation plans. Liabilities under deferred compensation plans are recorded at amounts payable to participants, based on the fair value of participant-selected investments. Derivative instruments represent net unrealized gains or losses on foreign currency forward exchange contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.
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
Note C — Acquisitions
At the end of 2007, the purchase price allocation of Seven For All Mankind, the largest acquisition completed in 2007, was subject to possible adjustment for valuation of its intangible assets. The final valuation was completed during the first quarter of 2008, resulting in reductions in the amount assigned to indefinite-lived trademark intangible assets from $340.0 million to $313.7 million and the amount assigned to amortizable intangible assets (primarily customer relationships) from $185.0 million to $182.8 million, with offsetting increases in goodwill.
In June 2008, VF acquired one-third of the outstanding equity of Mo Industries Holdings, Inc. (“Mo Industries”), a Los Angeles-based company that owns the Splendid® and Ella Moss® brands of premium sportswear marketed to upscale department and specialty stores. VF also acquired an option to purchase the remaining shares of Mo Industries, and granted the other stockholders of Mo Industries an option to require VF to purchase all of their stock, during the first half of 2009 at a price based on its 2008 earnings. The cost of the investment, including the related put/call rights, was $77.0 million, with this investment being accounted for using the equity method of accounting. From the date of acquisition, the equity in net income of Mo Industries is reported as part of the Contemporary Brands Coalition. If VF were to acquire the remaining shares in 2009, the purchase price of those shares, plus any net debt assumed, would be subject to a maximum amount of $225 million.
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

Summarized operating results for the discontinued intimate apparel business are as follows:

	Three Months	Six Months
	Ended June	Ended June
In thousands	2007	2007
Total revenues	$3,378	$196,167

Income from discontinued operations, net of income taxes of $719 and $3,190	$171	$4,437
Loss on disposal, without income tax benefit	(24,314)	(24,314)

Loss from discontinued operations	$(24,143)	$(19,877)

Earnings per common share — basic
Income from operations	$—	$0.04
Loss on disposal	(0.22)	(0.22)
Discontinued operations	(0.22)	(0.18)

Earnings per common share — diluted
Income from operations	$—	$0.04
Loss on disposal	(0.21)	(0.21)
Discontinued operations	(0.21)	(0.17)
Summarized assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets are as follows:

	June	December	June
In thousands	2008	2007	2007
Accounts receivable, net	$—	$—	$377
Investment in marketable securities	—	—	17,894

Current assets of discontinued operations	$—	$—	$18,271

Accrued liabilities	$100	$1,071	$1,075

Current liabilities of discontinued operations	$100	$1,071	$1,075

Note E — Intangible Assets

		June 2008			December 2007
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
Dollars in thousands	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
License agreements	22 years	$199,246	$45,979	$153,267	$158,566
Customer relationships	20 years	332,967	43,143	289,824	301,057
Trademarks and other	7 years	12,893	5,907	6,986	5,917

Amortizable intangible assets, net				450,077	465,540

Indefinite-lived intangible assets:
Trademarks and tradenames				955,646	969,729

Intangible assets, net				$1,405,723	$1,435,269

* Amortization of license agreements — accelerated and straight-line methods; customer relationships — accelerated methods; trademarks and other — accelerated and straight-line methods.
Amortization expense of intangible assets for the second quarter and six months of 2008 was $10.0 million and $20.0 million, respectively. Estimated amortization expense for the remainder of 2008 is $17.5 million and for the years 2009 through 2012 is $31.4 million, $29.4 million, $27.9 million and $26.3 million, respectively.
Note F — Goodwill

					Contemporary
In thousands	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Total
Balance, December 2007	$232,068	$564,867	$56,246	$215,767	$209,215	$1,278,163
Adjustments to purchase price allocation	—	(94)	—	—	32,397	32,303
Currency translation	470	18,592	—	—	7,133	26,195

Balance, June 2008	$232,538	$583,365	$56,246	$215,767	$248,745	$1,336,661

Note G — Pension Plans
VF’s net periodic pension cost contained the following components:

	Three Months Ended June		Six Months Ended June
In thousands	2008	2007	2008	2007
Service cost — benefits earned during the year	$4,162	$6,521	$8,324	$11,620
Interest cost on projected benefit obligations	17,276	16,914	34,552	33,828
Expected return on plan assets	(20,840)	(20,652)	(41,680)	(41,304)
Amortization of:
Prior service cost	673	672	1,346	1,344
Actuarial loss	463	1,323	926	2,646

Net periodic pension cost	1,734	4,778	3,468	8,134

Amount allocable to discontinued operations	—	(1,534)	—	(1,612)

Net periodic pension cost — continuing operations	$1,734	$3,244	$3,468	$6,522

During the first half of 2008, VF made contributions totaling $1.7 million to fund benefit payments for the Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $9.5 million of contributions to fund benefit payments for the SERP during the remainder of 2008. Due to the overfunded status of the qualified pension plan, VF is not required under applicable regulations, and does not currently intend, to make a contribution to the plan during 2008.
Note H — Business Segment Information
For internal management and reporting purposes, VF’s businesses are grouped principally by product categories, and by brands within those product categories. These groupings of businesses are referred to as “coalitions.” These coalitions represent VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2008	2007	2008	2007
Coalition revenues:
Jeanswear	$646,227	$655,402	$1,358,455	$1,416,206
Outdoor	523,499	446,745	1,159,743	985,498
Imagewear	241,251	229,885	488,285	443,576
Sportswear	148,279	153,651	280,505	302,091
Contemporary Brands	87,550	—	183,520	—
Other	30,676	31,710	53,315	43,641

Total coalition revenues	$1,677,482	$1,517,393	$3,523,823	$3,191,012

Coalition profit:
Jeanswear	$78,354	$101,437	$200,631	$230,890
Outdoor	58,635	52,962	164,141	136,707
Imagewear	30,519	26,052	63,772	56,506
Sportswear	14,220	18,834	14,960	28,808
Contemporary Brands	14,138	—	28,943	—
Other	761	3,670	(2,014)	2,458

Total coalition profit	196,627	202,955	470,433	455,369

Corporate and other expenses	(29,721)	(33,010)	(59,552)	(69,833)
Interest, net	(21,442)	(10,253)	(41,945)	(21,732)

Income from continuing operations before income taxes	$145,464	$159,692	$368,936	$363,804

Note I — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired. There were 12,196,718 treasury shares at June 2008 and 10,042,686 at December 2007 and June 2007. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 255,638 shares of VF Common Stock at June 2008, 284,103 shares at December 2007, and 261,849 shares at June 2007 were held in trust for deferred compensation plans. These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $10.2 million, $11.8 million and $10.1 million at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value. Of these shares, 2,000,000 were designated as Series A, of which none were issued. On April 22, 2008, these Series A preferred shares were eliminated.

Activity for 2008 in the Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Common	Additional	Retained
In thousands	Stock	Paid-in Capital	Earnings
Balance, December 2007	$109,798	$1,619,320	$1,786,216
Net income	—	—	253,010
Cash dividends on Common Stock	—	—	(126,705)
Purchase of treasury stock	(2,000)	—	(147,729)
Stock compensation plans, net	993	67,279	(10,359)

Balance, June 2008	$108,791	$1,686,599	$1,754,433

Other comprehensive income consists of changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2008	2007	2008	2007
Net income	$103,978	$81,662	$253,010	$220,006

Other comprehensive income:
Foreign currency translation
Amount arising during the period	4,101	3,303	94,489	10,236
Reclassification to net income during the period (2007 - Note D)	(1,522)	50,191	(1,522)	50,191
Defined benefit pension plans
Reclassification to net income during the period	1,136	1,882	2,273	3,878
Adjustment of funded status	—	—	25,950	—
Unrealized gains (losses) on derivative financial instruments
Amount arising during the period	2,029	(5,406)	(9,290)	(7,813)
Reclassification to net income during the period	6,763	1,437	14,463	764
Unrealized gains (losses) on marketable securities
Amount arising during the period	(434)	665	(4,753)	(3,639)
Income tax expense related to components of other comprehensive income (loss)	(4,594)	(13,131)	(36,652)	(10,876)

Other comprehensive income	7,479	38,941	84,958	42,741

Comprehensive income	$111,457	$120,603	$337,968	$262,747

Accumulated Other Comprehensive Income (Loss) for 2008 is summarized as follows:

	Foreign	Defined	Derivative
	Currency	Benefit	Financial	Marketable
In thousands	Translation	Pension Plans	Instruments	Securities	Total
Balance, December 2007	$126,171	$(63,975)	$(8,419)	$7,718	$61,495
Other comprehensive income (loss)	69,118	17,403	3,190	(4,753)	84,958

Balance, June 2008	$195,289	$(46,572)	$(5,229)	$2,965	$146,453

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
Note K — Income Taxes
The effective income tax rate was 31.4% for the first six months of 2008, compared with 34.1% in the comparable period of 2007. The lower rate in 2008 was due to a favorable audit settlement covering several years in an international location and a higher percentage of income in lower tax jurisdictions outside the United States. The effective tax rate for the full year 2007 was 32.3%, which included the favorable impact from expiration of statutes of limitations and tax audit settlements.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, Internal Revenue Service (“IRS”) examinations for tax years 2002 and 2003 were settled. In 2008, the IRS commenced an examination of tax years 2004, 2005 and 2006. In the United Kingdom, Inland Revenue examinations for certain subsidiaries for tax years 2001 to 2006 were settled. Tax years 1998 to 2002 are under examination by the State of North Carolina, and tax years 2003 to 2005 are under examination by the State of Alabama. VF is also currently subject to examination by various other taxing authorities. Management believes that some of these audits and negotiations will conclude during the next 12 months.

The amount of unrecognized tax benefits increased by $3.2 million during the first quarter of 2008 due to tax positions taken in that period and decreased by $6.1 million during the second quarter of 2008 primarily due to a favorable audit outcome on certain matters outside the United States. During the next 12 months, management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by approximately $15 million due to settlement of audit exposures and expiration of statutes of limitations, which includes $11 million that would reduce income tax expense.
VF had been granted a lower income tax rate in a foreign subsidiary based on meeting certain increased investment and employment level requirements. The tax status providing this benefit expires at the end of 2009. During the second quarter of 2008, VF entered into a new agreement with the tax authorities of that country, which will result in a slightly higher income tax rate for 2010 through 2014.
Note L — Earnings Per Share
Earnings per share from continuing operations were computed as follows:

	Three Months Ended June		Six Months Ended June
In thousands, except per share amounts	2008	2007	2008	2007
Basic earnings per share:
Income from continuing operations	$103,978	$105,805	$253,010	$239,883

Weighted average Common Stock outstanding	108,711	110,504	109,040	111,199

Basic earnings per share from continuing operations	$0.96	$0.96	$2.32	$2.16

Diluted earnings per share:
Income from continuing operations	$103,978	$105,805	$253,010	$239,883

Weighted average Common Stock outstanding	108,711	110,504	109,040	111,199
Effect of dilutive securities:
Stock options and other	2,274	2,969	2,396	2,943

Weighted average Common Stock and dilutive securities outstanding	110,985	113,473	111,436	114,142

Diluted earnings per share from continuing operations	$0.94	$0.93	$2.27	$2.10

Outstanding options to purchase 1.4 million shares of Common Stock were excluded from the computation of diluted earnings per share for the three and six months ended June 2008 because the effect of their inclusion would have been antidilutive. Earnings per share for Discontinued Operations and Net Income in 2007 were computed using the same weighted average shares described above.

Note M — Recently Issued Accounting Standards
In December 2007, the FASB issued FASB Statement No. 141(Revised), Business Combinations (“Statement 141(R)”), which revises how business combinations are accounted for, both at the acquisition date and in subsequent periods. Statement 141(R) requires the acquiring entity in a business combination to (i) recognize the full fair value of assets acquired and liabilities assumed in either a full or a partial acquisition, (ii) measure all assets acquired and liabilities assumed at their fair value at the acquisition date, (iii) expense transaction and restructuring costs and (iv) provide additional disclosures not required under prior rules. Statement 141(R) is effective for transactions in which VF obtains control of a business beginning in VF’s 2009 fiscal year. The impact on VF of adopting Statement 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.
In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement 160”). Statement 160 requires a company to classify noncontrolling (minority) interests in consolidated subsidiaries as equity instead of as a liability and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Statement 160, effective for VF’s 2009 fiscal year, requires retroactive adoption of the presentation and disclosure requirements, with all other requirements to be applied prospectively. Since VF does not have significant noncontrolling interests in subsidiaries, Statement 160 is not expected to have a significant impact on the consolidated financial statements.
In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 requires expanded disclosures related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. This Statement is effective for financial statements issued for VF’s 2009 fiscal year. VF is currently evaluating the impact of adopting Statement 161.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of an identified intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 provides guidance for determining the useful life of recognized intangible assets acquired beginning in VF’s 2009 fiscal year, and the expanded disclosures are effective for all recognized intangible assets in VF’s 2009 consolidated financial statements. VF is currently evaluating the impact of adopting FSP 142-3.
Note N — Subsequent Events
VF’s Board of Directors declared a regular quarterly cash dividend of $0.58 per share, payable on September 19, 2008 to shareholders of record on September 9, 2008.
Subsequent to the end of the quarter, VF granted (i) options for 21,269 shares of VF Common Stock at an exercise price of $73.30, equal to the market price of VF Common Stock on the date of grant, (ii) 4,901 performance-based restricted stock units having a performance period through the end of 2010 and (iii) 20,000 shares of restricted VF Common Stock that will vest in July 2013.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Highlights of the second quarter of 2008 included:
•	Revenues and earnings per share for the second quarter were each at record levels.

•	Revenues increased 11% over the prior year quarter to $1,677.5 million, with 40% of the increase coming from organic growth in our Outdoor and Imagewear businesses and the remainder from acquisitions in the prior year.

•	Our direct-to-consumer and international businesses continue to be key drivers of growth, with these revenues in the quarter rising 15% and 23%, respectively. International revenues represented 27% of total revenues.

•	Gross margin as a percent of revenues rose to 43.8% from 42.9% in the prior year quarter.

•	We acquired one-third of the shares of Mo Industries Holdings, Inc. (“Mo Industries”), the owner of the Splendid® and Ella Moss® brands of premium sportswear marketed to upscale department and specialty stores. The company had revenues of $82 million in its latest fiscal year. The purchase price for the one-third interest was $77.0 million, and we have an option to purchase the remaining two-thirds ownership in the first half of 2009.
Discontinued Operations
In December 2006, management and the Board of Directors decided to exit the women’s intimate apparel business. The transaction, which closed on April 1, 2007, was consistent with VF’s stated objective of focusing on lifestyle businesses having higher growth and profit potential. The results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations for all periods. Similarly, the assets and liabilities of this business have been reclassified and reported as held for sale for all periods presented. See Note D to the Consolidated Financial Statements. Unless otherwise stated, the remaining sections of this discussion and analysis of financial condition and results of operations relate only to continuing operations.
Analysis of Results of Operations
          Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2007:

	Second Quarter	Six Months
	2008	2008
	Compared	Compared
(In millions)	with 2007	with 2007
Total revenues - 2007	$1,517	$3,191
Organic growth	64	96
Acquisitions in prior year (to anniversary date)	96	237

Total revenues - 2008	$1,677	$3,524

The increase in Total Revenues in the second quarter and first half of 2008 was due primarily to the Seven For All Mankind and lucy businesses (together, the “Contemporary Brands Acquisitions”) acquired in the third quarter of 2007 and strong organic revenue growth within the Outdoor Coalition.
These increases were offset by revenue declines in our Jeanswear and Sportswear Coalitions. Additional details on revenues are provided in the section titled “Information by Business Segment.”
During the second quarter and first six months of 2008, approximately 27% and 32%, respectively, of Total Revenues were in international markets. In translating foreign currencies into the U.S. dollar, a weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its international business (primarily the European euro countries) benefited revenue comparisons by $42 million in the second quarter of 2008 and $98 million in the first half of 2008, compared with the 2007 periods. The weighted average translation rate for the euro was $1.51 per euro for the first half of 2008, compared with $1.32 during the first half of 2007. The U.S. dollar has continued to weaken in recent months, resulting in a translation rate of $1.58 per euro at the end of June 2008. If currency translation rates were to remain at current levels, reported revenues for the remainder of 2008 would be positively impacted compared with 2007.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months Ended June		Six Months Ended June
	2008	2007	2008	2007
Gross margin (total revenues less cost of goods sold)	43.8%	42.9%	44.5%	43.2%

Marketing, administrative and general expenses	34.0	31.8	32.9	31.2

Operating income	9.8%	11.1%	11.6%	12.0%

Gross margin as a percentage of Total Revenues increased 0.9% in the second quarter of 2008 and 1.3% in the first half of 2008 over the prior year periods. This was primarily due to the changing mix of our business, with revenue growth in our higher margin Outdoor and Contemporary Brands businesses that included strong growth in their retail and international operations.
Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 2.2% in the second quarter of 2008 with (i) 1.3% due to a shift in the mix of our businesses toward those with higher expense percentages, specifically toward our growing lifestyle branded businesses and those with expanding retail operations, and (ii) 0.6% resulting from a net gain on the sale of H.I.S® trademarks and intellectual property in the second quarter of 2007 that did not recur in 2008. The remainder of the increase was primarily due to actions taken in the second quarter of 2008 to improve our cost structure. In the first six months of 2008, Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 1.7% compared with the prior year period, with (i) 0.9% due to the change in mix of our businesses and (ii) 0.3% resulting from the net gain on the H.I.S® sale in 2007. The remainder of the increase was driven primarily by lower revenues in our jeanswear and sportswear businesses without comparable expense reduction.
Interest expense increased $9.9 million in the quarter and $18.2 million in the first half of 2008, reflecting higher borrowings. Average interest-bearing debt outstanding totaled $1,400 million for the first six months of 2008 and $812 million for the comparable period of 2007, with the increase driven by the issuance of $600.0 million of senior notes in October 2007. The weighted average interest rate on total outstanding debt decreased to 6.3% for the first six months of 2008 from 6.4% for the comparable period of 2007. This decrease was driven by the mix of our outstanding debt, including the impact of the $600.0 million of senior notes, and lower short-term rates.
The effective income tax rate was 28.5% in the second quarter and 31.4% for the first half of 2008, compared with 34.1% for the first half of 2007. The lower rate in the 2008 periods was due primarily to a favorable audit settlement during the second quarter and a higher percentage of income in lower tax jurisdictions outside of the United States. The effective income tax rate for the second quarter and first six months of 2008 was based on the expected annual rate, adjusted for discrete events arising during the respective periods.
Income from Continuing Operations in the quarter declined to $104.0 million, compared with $105.8 million in the second quarter of 2007. Earnings per share from continuing operations increased to $0.94 per share from $0.93 per share in the prior year quarter. (All per share amounts are presented on a diluted basis.) Earnings per share in the second quarter of 2007 included a $0.04 per share net gain on the sale of H.I.S trademarks and intellectual property that did not recur in the current period. Earnings per share in the second quarter of 2008 included a benefit of $0.07 per share due to the resolution of certain income tax matters and also included charges totaling $0.04 per share for actions taken to improve our cost structure. The earnings increase in the 2008 quarter was less than the revenue increase due to the seasonally low profitability of our growing retail and Contemporary Brands businesses. In addition, the current year quarter included investments in advertising and product development, particularly in our Outdoor businesses, that will drive revenue and profit gains in future quarters.
Income from Continuing Operations increased to $253.0 million in the first six months of 2008, compared with $239.9 million in 2007. Earnings per share from continuing operations increased to $2.27 per share from $2.10 per share in the first six months of 2007. Earnings per share comparisons in the first six months of 2007 and 2008 included the items discussed in the preceding paragraph. In addition, earnings per share in the first six months of 2008 included a $0.10 per share favorable impact from translating foreign currencies into the U.S. dollar.
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
The following table presents a summary of the changes in our Total Revenues by coalition for the second quarter and first six months of 2008:

	Second Quarter
					Contemporary
(In millions)	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Other
Revenues - 2007	$655	$447	$230	$154	$—	$31
Organic growth	(9)	68	11	(6)	—	—
Acquisitions in prior year (to anniversary date)	—	8	—	—	88	—

Revenues - 2008	$646	$523	$241	$148	$88	$31

	Six Months
					Contemporary
(In millions)	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Other
Revenues - 2007	$1,416	$985	$444	$302	$—	$44
Organic growth	(58)	155	11	(22)	—	10
Acquisitions in prior year (to anniversary date)	—	20	33	—	184	—

Revenues - 2008	$1,358	$1,160	$488	$280	$184	$54

     Jeanswear:
Jeanswear Coalition revenues declined 1% in the 2008 quarter. Domestic jeanswear revenues declined 7% in the quarter, with the mass market business remaining essentially flat and the Lee and western specialty businesses declining due to a very challenging retail environment, retailers lowering their inventory levels and consumers moving to lower price points, including private label products. International jeans revenues increased 14% in the quarter, with two-thirds of the increase due to foreign currency translation and double-digit revenue increases on a constant-currency basis in Asia and Mexico. For the six month period ended June 2008, Jeanswear Coalition revenues decreased 4%, with domestic revenues declining 10% due to the retail environment and other factors discussed above. International jeanswear revenues increased 9% in the six month period, with the foreign currency translation impact accounting for all of the improvement.
Jeanswear Coalition Profit decreased 23% in the second quarter of 2008, with operating margins declining from 15.5% in the second quarter of 2007 to 12.1% in the current quarter due primarily to unusual items. Approximately 1.1% was attributed to a net gain on the sale of H.I.S® trademarks and intellectual property in the second quarter of 2007 that did not recur in the current period. In addition, 0.5% was driven by actions taken in the second quarter of 2008 to improve our cost structure, primarily the closure of a higher cost manufacturing plant, and 0.6% resulted from a provision for bad debts related to troubled domestic retailers. Operating margins for the six month period also declined from 16.3% in 2007 to 14.8% in 2008. The items stated above for the second quarter negatively impacted the operating margin comparison in the first six months of 2008 by 1.0%. The remainder of the declines in both the quarter and six month period were driven primarily by decreases in revenues without comparable expense reduction.
     Outdoor:
Revenues in our Outdoor businesses increased 17% in the second quarter of 2008 and 18% in the six month period, compared with prior year periods. Organic revenue growth was 15% in the second quarter of 2008 and 16% in the six month period, consisting of strong global unit volume gains of The North Face®, Vans®, Kipling®, Napapijri®, Eastpak® and Eagle Creek® brands. The 2007 acquisitions of Eagle Creek and specific brand-related assets of a former licensee of The North Face® brand in China and Nepal added $20 million to revenues in the first half of 2008. Foreign currency translation positively impacted 2008 Outdoor Coalition revenues by $23 million, or 5%, in the quarter and $55 million, or 6%, in the first six months.
Operating margins declined in the quarter to 11.2% from 11.9% in the prior year quarter, but increased in the six months ended June 2008 to 14.2% from 13.9% in the prior year period. Operating margins declined in the second quarter due to increased investment in our growing retail business, which is in its lowest seasonal quarter, and increased advertising. Operating margins were higher in the first half of 2008 compared with 2007 due to revenue growth and the resulting benefit of improved leverage of certain operating expenses, including selling and product development costs. This benefit more than offset increased retail and advertising investments as a percentage of revenues.
     Imagewear:
Coalition Revenues increased 5% in the second quarter of 2008 and 10% for the six month period. The increase in the current quarter was driven by growth in our protective and service industry divisions as well as licensed sports apparel, particularly our Major League Baseball business under the Majestic® brand. The Majestic® brand, acquired on February 28, 2007, also accounted for three-fourths, or $33 million, of the increase (prior to the anniversary date of its acquisition) in revenues for the six month period of 2008.
Operating margins increased to 12.7% from 11.3% in the prior year quarter due to lower distribution and administrative costs and a lower increase in selling costs in relation to revenue growth. For the six month period ended June 2008, operating margins increased to 13.1% from 12.7% due to lower distribution and selling costs in relation to revenue growth, offset partially by higher advertising spending.
     Sportswear:
Coalition Revenues declined 4% in the 2008 quarter and 7% in the six month period of 2008 compared with the prior year. Revenues in our core Nautica® brand sportswear business declined 8% in the second quarter of 2008 and 11% in the six month period, driven by a customer’s decision last year to reduce its assortment of Nautica® products and our decision near the end of the first quarter of 2008 to exit the women’s wholesale sportswear business. These declines were partially offset by significant revenue growth in our Kipling® and John Varvatos® businesses in both 2008 periods, including over 30% growth in each in the second quarter.
Operating margins declined to 9.6% from 12.3% in the prior year quarter due to lower Nautica® brand revenues without comparable expense reduction, particularly in advertising, retail and administrative spending. Operating margins declined to 5.3% from 9.5% for the six month period due also to lower Nautica® brand revenues without comparable expense reduction, plus a charge in the first quarter of 2008 to discontinue our Nautica® women’s wholesale sportswear business. Operating margin comparisons are expected to improve in the second half of the year.
     Contemporary Brands:
The Contemporary Brands Coalition was formed in August 2007 with two newly acquired businesses – Seven For All Mankind and lucy activewear. This coalition also includes our investment in Mo Industries, the owner and marketer of the Splendid® and Ella Moss® brands.
The Contemporary Brands Coalition operating margins of 16.1% in the second quarter and 15.8% for the first six months of 2008 were driven by the high operating margins of Seven For All Mankind. While not currently profitable, we expect results of our lucy activewear business to improve as we increase our operating efficiencies.

     Other:
The Other business segment includes the VF Outlet business unit of company-operated retail outlet stores in the United States that sell a broad selection of excess quantities of first quality VF products and other branded products. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products are reported in this business segment. The increase in revenues in the first half of 2008 was due to VF Outlet’s sale of women’s intimate apparel products obtained from independent suppliers following VF’s sale of its intimate apparel business in April 2007 (whereas such revenues prior to April 2007 were reported as part of discontinued operations).
Reconciliation of Coalition Profit to Income from Continuing Operations before Income Taxes:
There are two types of costs necessary to reconcile total Coalition Profit, as discussed in the preceding paragraphs, to consolidated Income from Continuing Operations Before Income Taxes. These costs are (i) Corporate and Other Expenses, discussed below, and (ii) Interest, Net, which was discussed in the previous “Consolidated Statements of Income” section.
Corporate and Other Expenses consist of corporate headquarters expenses that are not allocated to the coalitions and certain other expenses related to but not allocated to the coalitions for internal management reporting, including development costs for management information systems, certain costs of maintaining and enforcing VF’s trademarks and miscellaneous consolidating adjustments. The reduction in Corporate and Other Expenses in both 2008 periods resulted primarily from lower stock-based and other incentive compensation.
Analysis of Financial Condition
     Balance Sheets
The change in Accounts Receivable at June 2008 over June 2007 reflected a 10% increase in trade receivable balances, consistent with the 10% increase in wholesale revenues in the 2008 quarter compared with the 2007 quarter. This increase was partially offset by a decrease in nontrade receivable balances.
Inventories at June 2008 increased 10% over June 2007 with more than half of the increase due to the Contemporary Brands Acquisitions, where inventory days are considerably higher than VF averages. The 10% increase in inventory is in line with the forecasted 9% revenue growth in the third quarter of 2008 over the prior year quarter. Inventory levels at June 2008 increased over December 2007 due to higher seasonal requirements of our businesses.
Property, Plant and Equipment increased at June 2008 and December 2007 over June 2007 due to the 2007 Contemporary Brands Acquisitions and because capital spending, including investments in retail, exceeded depreciation expense.
Intangible Assets and Goodwill at June 2008 increased over June 2007 as a result of the 2007 Contemporary Brands Acquisitions and foreign currency translation. The increase in Intangible Assets was offset in part by amortization. See Notes C, E and F to the Consolidated Financial Statements.
Other Assets increased at June 2008 due to the $77.0 million investment in shares of the owner of the Splendid® and Ella Moss® brands in the second quarter. In addition, the June 2008 and December 2007 balances included the recognition of the overfunded status of our qualified defined benefit pension plan (based at both dates on our December 2007 plan valuation), whereas the plan was underfunded at June 2007 (based on our December 2006 valuation).

Short-term Borrowings at June 2008 consisted primarily of $348.2 million of domestic commercial paper borrowings and $47.4 million of international borrowings. Overall, the extent of short-term borrowings varies throughout the year in relation to working capital requirements and other investing and financing cash flows. See the “Liquidity and Cash Flows” section below for a discussion of these items. Due to seasonal working capital flows and financing requirements, there is typically more need for external borrowings at the end of the second quarter than at our fiscal year-end.
Accounts Payable at June 2008 increased over June 2007 due primarily to increased inventory levels discussed above. The Accounts Payable balance at December 2007 was higher than normal due to the timing of inventory purchases and payments to vendors at the end of 2007.
Accrued Liabilities declined from December 2007 to June 2008 due to lower accrued compensation liabilities. The June 2008 balance increased from June 2007 as a result of the Contemporary Brands Acquisitions, partially offset by changes in accrued income tax balances resulting from the timing of tax payments.
Total Long-term Debt, including the current portion, increased from the level at June 2007 due to the issuance of $600.0 million of senior notes in October 2007, offset by the payment of amounts classified in 2007 as long-term debt under the international revolving credit agreement and payment of a note related to the Nautica acquisition.
Other Liabilities increased at June 2008 and December 2007 over June 2007 resulting primarily from higher deferred income taxes, including those on foreign currency translation gains recorded in Other Comprehensive Income, offset in part by the improved funded status of our defined benefit pension plans.
     Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	June	December	June
(Dollars in millions)	2008	2007	2007
Working capital	$1,503.7	$1,510.7	$1,468.7

Current ratio	2.1 to 1	2.3 to 1	2.4 to 1

Debt to total capital ratio	29.5%	26.4%	20.3%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 25.5% at June 2008.
On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of net income and changes in investments in inventories and other working capital components. Our cash flow from operations is typically low in the first half of the year as we build inventories to service our operations in the second half of the year. Cash provided by operating activities is substantially higher in the second half of the year as we collect accounts receivable arising from our higher seasonal wholesale sales and reduce our inventories by year-end. In addition, our retail business is significantly higher in the last six months of the year. For the six months through June 2008, cash provided by operating activities was $63.3 million, compared with cash provided by operating activities of $92.6 million in the comparable 2007 period. The decrease in cash used by operating activities was driven by the net change in operating asset and liability components, which was a usage of funds of $304.5 million for the six months ended June 2008, compared with a usage of funds of $270.9 million for the comparable period ended June 2007. This additional usage of funds in the first six months of 2008 was primarily due to an increase in payments to vendors as a result of a higher than normal accounts payable balance at the end of 2007. See the discussion of accounts payable in the “Balance Sheets” section above.
To finance our ongoing operations and unusual circumstances that may arise, we rely on our continued strong cash flow from operations. In addition, VF has liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of June 2008, $641.7 million was available for borrowing under VF’s $1.0 billion senior unsecured committed revolving bank credit facility. There was $348.2 million of commercial paper outstanding and $10.1 million of standby letters of credit issued under this agreement. Also at the end of June 2008, €250.0 million (U.S. dollar equivalent of $393.9 million) was available for borrowing under VF’s senior unsecured committed international revolving bank credit facility.
The investing activities in the first half of 2008 included our $77.0 million purchase of one-third of the shares of Mo Industries, owner of the Splendid® and Ella Moss® brands. We have an option to purchase the remaining shares of Mo Industries, with the purchase price based on their 2008 earnings. If we were to acquire the remaining shares in 2009, the purchase price of those shares, plus any net debt assumed, would be subject to a maximum amount of $225 million. The other primary investing activity in the first half of 2008 was capital spending, primarily related to retail initiatives. We expect that capital spending could reach $145 million for the full year of 2008, which will be funded by operating cash flows.
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
During the first half of 2008, VF purchased 2.0 million shares of its Common Stock in open market transactions at a cost of $149.7 million (average price of $74.86 per share) and in the first half of 2007 purchased 4.1 million shares at a cost of $350.0 million (average price of $85.03 per share). Share repurchase activity during the first half of 2008 reduced the total remaining authorization approved by the Board of Directors to 3.2 million shares as of the end of June 2008. The primary objective of our share repurchase program is to offset, on a long-term basis, dilution caused by awards under equity compensation plans. We will continue to evaluate future share repurchases considering funding required for business acquisitions, our common stock price and levels of stock option exercises.
Management’s Discussion and Analysis in our 2007 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2007 that would require the use of funds. Since the filing of our 2007 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations and commercial commitments that will require the use of funds:
•	Inventory purchase obligations represent binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business. These commitments increased by approximately $100 million at the end of June 2008 to support seasonal sales expectations in succeeding months.

•	Operating leases represent required minimum lease payments. These commitments increased by approximately $80 million at the end of June 2008, driven by leases for additional retail stores.

•	Minimum royalty and other commitments decreased by approximately $50 million at the end of June 2008 due to payments made under the agreements.
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
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.
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

			Total Number of	Maximum Number of
		Weighted	Shares Purchased as	of Shares that May
	Total Number of	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Fiscal Period	Purchased	per Share	Programs	Programs (1)
March 30 - April 26, 2008	96,300	$78.35	96,300	3,452,200

April 27 - May 24, 2008	248,200	74.57	248,200	3,204,000

May 25 - June 28, 2008	—	—	—	3,204,000

Total	344,500		344,500

(1)	We will continue to evaluate future share repurchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance-based restricted stock units the number of shares having an aggregate fair market value equal to any minimum statutory federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were no shares withheld under the Mid-Term Incentive Plan during the second quarter of 2008.
Item 6 – Exhibits
10.1	Award Certificate for Restricted Stock granted to Eric C. Wiseman

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: August 6, 2008
	By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)