Form 10-Q
period 2008-09-27
V F CORP
filed 2008-11-05
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
YES ☐      NO ☑
On October 25, 2008, there were 110,075,616 shares of the registrant’s Common Stock outstanding.

VF CORPORATION
INDEX

Page No.
Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

Consolidated Statements of Income:
Three and nine months ended September 2008 and September 2007	3

Consolidated Balance Sheets:
September 2008, December 2007 and September 2007	4

Consolidated Statements of Cash Flows:
Nine months ended September 2008 and September 2007	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	26

Item 4 — Controls and Procedures	26

Part II — Other Information

Item 1A — Risk Factors	27

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6 — Exhibits	28

Signatures	29

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2008	2007	2008	2007
Net Sales	$2,185,825	$2,053,136	$5,669,503	$5,207,175
Royalty Income	20,802	20,023	60,947	56,996

Total Revenues	2,206,627	2,073,159	5,730,450	5,264,171

Costs and Operating Expenses
Cost of goods sold	1,227,577	1,163,399	3,184,470	2,975,009
Marketing, administrative and general expenses	627,839	578,721	1,786,788	1,574,336

	1,855,416	1,742,120	4,971,258	4,549,345

Operating Income	351,211	331,039	759,192	714,826

Other Income (Expense)
Interest income	1,435	2,202	4,696	7,494
Interest expense	(24,310)	(19,349)	(69,516)	(46,373)
Miscellaneous, net	(1,950)	1,834	950	3,583

	(24,825)	(15,313)	(63,870)	(35,296)

Income from Continuing Operations Before Income Taxes	326,386	315,726	695,322	679,530

Income Taxes	92,511	106,409	208,437	230,330

Income from Continuing Operations	233,875	209,317	486,885	449,200

Discontinued Operations	—	(2,110)	—	(21,987)

Net Income	$233,875	$207,207	$486,885	$427,213

Earnings Per Common Share — Basic
Income from continuing operations	$2.14	$1.91	$4.46	$4.06
Discontinued operations	—	(0.02)	—	(0.20)
Net income	2.14	1.89	4.46	3.86

Earnings Per Common Share — Diluted
Income from continuing operations	$2.10	$1.86	$4.37	$3.96
Discontinued operations	—	(0.02)	—	(0.20)
Net income	2.10	1.84	4.37	3.76

Weighted Average Shares Outstanding
Basic	109,106	109,671	109,062	110,689
Diluted	111,258	112,424	111,379	113,568

Cash Dividends Per Common Share	$0.58	$0.55	$1.74	$1.65
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September	December	September
	2008	2007	2007
ASSETS

Current Assets
Cash and equivalents	$225,957	$321,863	$193,855
Accounts receivable, less allowance for doubtful accounts of: September 2008 - $59,403, Dec. 2007 - $59,053; September 2007 - $59,793	1,313,919	970,951	1,266,490
Inventories:
Finished products	1,118,878	911,496	1,082,906
Work in process	90,878	87,176	91,701
Materials and supplies	132,086	140,080	121,387

	1,341,842	1,138,752	1,295,994

Other current assets	222,669	213,563	209,422
Current assets of discontinued operations	—	—	14,861

Total current assets	3,104,387	2,645,129	2,980,622

Property, Plant and Equipment	1,582,337	1,529,015	1,524,030
Less accumulated depreciation	920,760	877,157	883,304

	661,577	651,858	640,726

Intangible Assets	1,390,402	1,435,269	1,434,904

Goodwill	1,323,808	1,278,163	1,265,878

Other Assets	504,091	436,266	373,854

	$6,984,265	$6,446,685	$6,695,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$413,469	$131,545	$461,043
Current portion of long-term debt	3,427	3,803	67,403
Accounts payable	418,712	509,879	413,814
Accrued liabilities	577,647	488,089	606,348
Current liabilities of discontinued operations	69	1,071	267

Total current liabilities	1,413,324	1,134,387	1,548,875

Long-term Debt	1,142,170	1,144,810	1,186,792

Other Liabilities	567,769	590,659	592,524

Commitments and Contingencies

Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding: Sept. 2008 - 109,827,052; Dec. 2007 - 109,797,984; Sept. 2007 - 109,736,874	109,827	109,798	109,737
Additional paid-in capital	1,747,775	1,619,320	1,601,708
Accumulated other comprehensive income (loss)	78,268	61,495	(29,634)
Retained earnings	1,925,132	1,786,216	1,685,982

Total common stockholders’ equity	3,861,002	3,576,829	3,367,793

	$6,984,265	$6,446,685	$6,695,984

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September
	2008	2007
Operating Activities
Net income	$486,885	$427,213
Adjustments to reconcile net income to cash used by operating activities of continuing operations:
Loss from discontinued operations	—	21,987
Depreciation	77,482	69,081
Amortization of intangible assets	29,781	17,655
Other amortization	9,862	11,352
Stock-based compensation	33,824	48,449
Other, net	4,911	22,327
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(363,767)	(353,469)
Inventories	(193,485)	(196,290)
Accounts payable	(93,990)	(9,694)
Accrued compensation	(24,259)	(11,907)
Accrued income taxes	36,373	60,792
Accrued liabilities	52,588	86,522
Other assets and liabilities	3,598	(28,225)

Cash provided by operating activities of continuing operations	59,803	165,793

Loss from discontinued operations	—	(21,987)
Adjustments to reconcile loss from discontinued operations to cash used by discontinued operations	(1,002)	8,816

Cash used by discontinued operations	(1,002)	(13,171)

Cash provided by operating activities	58,801	152,622

Investing Activities
Capital expenditures	(88,319)	(79,085)
Business acquisitions, net of cash acquired	(93,377)	(1,054,501)
Software purchases	(7,349)	(1,885)
Sale of property, plant and equipment	5,851	11,745
Sale of intimate apparel business	—	348,714
Other, net	1,020	597

Cash provided used by investing activities of continuing operations	(182,174)	(774,415)
Discontinued operations, net	—	(243)

Cash used by investing activities	(182,174)	(774,658)

Financing Activities
Increase in short-term borrowings	281,340	963,713
Payments on long-term debt	(2,945)	(57,971)
Purchase of Common Stock	(149,729)	(350,000)
Cash dividends paid	(190,347)	(182,831)
Proceeds from issuance of Common Stock, net	63,450	77,594
Tax benefits of stock option exercises	22,246	15,119
Other, net	(305)	—

Cash provided by financing activities	23,710	465,624

Effect of Foreign Currency Rate Changes on Cash	3,757	7,043

Net Change in Cash and Equivalents	(95,906)	(149,369)

Cash and Equivalents — Beginning of Year	321,863	343,224

Cash and Equivalents — End of Period	$225,957	$193,855

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
VF Corporation (and its subsidiaries collectively known as “VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal third quarter ends on the Saturday closest to September 30. For presentation purposes herein, all references to periods ended September 2008, December 2007 and September 2007 relate to the fiscal periods ended on September 27, 2008, December 29, 2007 and September 29, 2007, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Similarly, the December 2007 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months and nine months ended September 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 3, 2009. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2007 (“2007 Form 10-K”).
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

Fair value is defined in Statement 157 as the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, Statement 157 establishes a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:
•	Level 1 — Fair value based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

•	Level 3 — Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis at September 2008:

		Fair Value Measurement Using:
		Quoted Price	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
In thousands	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$84,050	$84,050	—	—
Investment securities	197,071	151,265	$45,806	—
Derivative instruments	4,965	—	4,965	—

Financials liabilities:
Derivative instruments	3,689	—	3,689	—
Deferred compensation	226,472	—	226,472	—
Cash equivalents represent funds held in institutional money market funds. Investment securities, consisting primarily of mutual funds (classified as Level 1) and a separately managed fixed income fund (classified as Level 2), are purchased to offset a substantial portion of participant-directed investment selections representing underlying liabilities to participants in VF’s deferred compensation plans. Liabilities under deferred compensation plans are recorded at amounts payable to participants, based on the fair value of participant-directed investment selections. Derivative instruments represent net unrealized gains or losses on foreign currency forward exchange contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.
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
Note C — Acquisitions
The final valuation of intangible assets for Seven For All Mankind, the largest acquisition in 2007, was completed in 2008, resulting in reductions in the amount assigned to indefinite-lived trademark intangible assets from $340.0 million to $313.7 million and the amount assigned to amortizable intangible assets (primarily customer relationships) from $185.0 million to $182.8 million, with offsetting increases in goodwill.
In June 2008, VF acquired one-third of the outstanding equity of Mo Industries Holdings, Inc. (“Mo Industries”), a Los Angeles-based company that owns the Splendid® and Ella Moss® brands of premium sportswear marketed to upscale department and specialty stores. VF also acquired an option to purchase the remaining shares of Mo Industries, and granted the other stockholders of Mo Industries an option to require VF to purchase all of their stock, during the first half of 2009 at a price based on its 2008 earnings. The cost of the investment, including the related put/call rights, was $77.0 million, with this investment being accounted for using the equity method of accounting. From the date of acquisition, the equity in net income of Mo Industries is reported as part of the Contemporary Brands Coalition. If VF were to acquire the remaining shares in 2009, the purchase price of those shares, plus any net debt assumed, is limited to a maximum amount of $225 million.
In July 2008, VF acquired 100% ownership of its former 50%-owned joint venture that markets Lee® branded products in Spain and Portugal. The cost of the additional investment was $25.5 million, consisting of $14.9 million in cash and transfer of certain nonmonetary assets held by the former joint venture. Management has allocated the purchase price to acquired tangible and intangible assets, and assumed liabilities, based on their respective fair values. Of the total consideration, $13.5 million was preliminarily assigned to indefinite-lived and amortizable intangible assets and $11.9 million was assigned to goodwill, subject to possible refinement during the fourth quarter. Goodwill arising from the acquisition related to synergies and economies of scale from combining this business with VF’s existing European jeanswear business. The joint venture was accounted for using the equity method of accounting through July 2008, while the entity is consolidated for periods since the acquisition of the remaining 50% ownership. Operating results for all periods are reported as part of the Jeanswear Coalition. Pro forma operating results for this acquisition are not provided because this acquisition is not material to VF’s operating results.
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

Summarized operating results for the discontinued intimate apparel business was as follows:

	Three Months	Nine Months
	Ended September	Ended September
In thousands	2007	2007
Total revenues	$—	$196,167

Income (loss) from discontinued operations, net of income taxes of $1,669 and $4,859	$(1,870)	$2,567
Loss on disposal, without income tax benefit	(240)	(24,554)

Loss from discontinued operations	$(2,110)	$(21,987)

Earnings per common share — basic
Income (loss) from operations	$(0.02)	$0.02
Loss on disposal	—	(0.22)
Discontinued operations	(0.02)	(0.20)

Earnings per common share — diluted
Income (loss) from operations	$(0.02)	$0.02
Loss on disposal	—	(0.22)
Discontinued operations	(0.02)	(0.20)
Summarized assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets were as follows:

	September	December	September
In thousands	2008	2007	2007
Investments in marketable securities	$—	$—	$14,861

Current assets of discontinued operations	$—	$—	$14,861

Accrued liabilities	$69	$1,071	$267

Current liabilities of discontinued operations	$69	$1,071	$267

Note E — Intangible Assets

		September 2008			December 2007
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
Dollars in thousands	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
License agreements	22 years	$198,208	$48,654	$149,554	$158,566
Customer relationships	20 years	333,879	47,913	285,966	301,057
Trademarks and other	7 years	12,425	6,387	6,038	5,917

Amortizable intangible assets, net				441,558	465,540

Indefinite-lived intangible assets:
Trademarks and tradenames				948,844	969,729

Intangible assets, net				$1,390,402	$1,435,269

*	Amortization of license agreements — accelerated and straight-line methods; customer relationships — accelerated methods; trademarks and other — accelerated and straight-line methods.
Amortization expense of intangible assets for the third quarter and nine months of 2008 was $9.8 million and $29.8 million, respectively. Estimated amortization expense for the remainder of 2008 is $8.3 million and for the years 2009 through 2012 is $31.9 million, $29.9 million, $28.4 million and $26.8 million, respectively.
Note F — Goodwill

					Contemporary
In thousands	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Total
Balance, December 2007	$232,068	$564,867	$56,246	$215,767	$209,215	$1,278,163
2008 acquisition	11,875	—	—	—	—	11,875
Adjustments to purchase price allocation	—	(94)	—	—	37,465	37,371
Currency translation	(6,195)	(1,026)	—	—	3,620	(3,601)

Balance, September 2008	$237,748	$563,747	$56,246	$215,767	$250,300	$1,323,808

Note G — Pension Plans
VF’s net periodic pension cost contained the following components:

	Three Months Ended September		Nine Months Ended September
In thousands	2008	2007	2008	2007
Service cost — benefits earned during the year	$4,162	$5,022	$12,486	$16,642
Interest cost on projected benefit obligations	17,276	16,914	51,828	50,742
Expected return on plan assets	(20,840)	(20,652)	(62,520)	(61,956)
Settlement loss	3,242	—	3,242	—
Amortization of:
Prior service cost	673	672	2,019	2,016
Actuarial loss	254	1,323	1,180	3,969

Net periodic pension cost	4,767	3,279	8,235	11,413

Amount allocable to discontinued operations	—	—	—	(1,612)

Net periodic pension cost — continuing operations	$4,767	$3,279	$8,235	$9,801

The settlement loss in the third quarter of 2008 related to recognition of deferred actuarial losses upon payment of a portion of the retirement benefits accrued under VF’s Supplemental Executive Retirement Plan (“SERP”). During the first nine months of 2008, VF made contributions totaling $10.3 million to fund benefit payments for the SERP. VF currently anticipates making an additional $0.9 million of contributions to fund benefit payments for the SERP during the remainder of 2008. Due to the overfunded status of the qualified pension plan at the end of 2007, the latest valuation date, VF is not required under applicable regulations, and does not currently intend, to make a contribution to the plan during 2008.
Note H — Business Segment Information
For internal management and reporting purposes, VF’s businesses are grouped principally by product categories, and by brands within those product categories. These groupings of businesses are referred to as “coalitions.” These coalitions represent VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2008	2007	2008	2007
Coalition revenues:
Jeanswear	$743,180	$758,485	$2,101,635	$2,174,691
Outdoor	906,608	806,113	2,066,351	1,791,611
Imagewear	260,099	267,470	748,384	711,046
Sportswear	163,733	172,964	444,238	475,055
Contemporary Brands	100,489	32,667	284,009	32,667
Other	32,518	35,460	85,833	79,101

Total coalition revenues	$2,206,627	$2,073,159	$5,730,450	$5,264,171

Coalition profit:
Jeanswear	$122,868	$135,727	$323,499	$366,617
Outdoor	188,621	161,305	352,762	298,012
Imagewear	40,757	41,553	104,529	98,059
Sportswear	16,512	17,110	31,472	45,918
Contemporary Brands	11,674	4,854	40,617	4,854
Other	(994)	530	(3,008)	2,988

Total coalition profit	379,438	361,079	849,871	816,448

Corporate and other expenses	(30,177)	(28,206)	(89,729)	(98,039)
Interest, net	(22,875)	(17,147)	(64,820)	(38,879)

Income from continuing operations before income taxes	$326,386	$315,726	$695,322	$679,530

Note I — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired. There were 12,198,054 treasury shares at September 2008 and 10,042,686 at December 2007 and September 2007. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 242,964 shares of VF Common Stock at September 2008, 284,103 shares at December 2007, and 279,198 shares at September 2007 were held in trust for deferred compensation plans. These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $9.6 million, $11.8 million and $11.5 million at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value, of which none are outstanding.

Activity for 2008 in the Common Stock, Additional Paid-in Capital and Retained Earnings accounts is summarized as follows:

	Common	Additional	Retained
In thousands	Stock	Paid-in Capital	Earnings
Balance, December 2007	$109,798	$1,619,320	$1,786,216
Net income	—	—	486,885
Cash dividends on Common Stock	—	—	(190,347)
Purchase of treasury stock	(2,000)	—	(147,729)
Stock compensation plans, net	2,029	128,455	(9,893)

Balance, September 2008	$109,827	$1,747,775	$1,925,132

Other comprehensive income consists of changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Common Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months		Nine Months
	Ended September		Ended September
In thousands	2008	2007	2008	2007
Net income	$233,875	$207,207	$486,885	$427,213

Other comprehensive income (loss):
Foreign currency translation
Amount arising during the period	(99,412)	50,862	(4,923)	61,098
Reclassification to net income during the period (2007 - Note D)	—	(5,622)	(1,522)	44,569
Defined benefit pension plans
Reclassification to net income during the period	927	2,107	3,200	5,985
Settlement loss (Note G)	3,242	—	3,242	—
Adjustment of funded status	—	—	25,950	—
Unrealized gains (losses) on derivative financial instruments
Amount arising during the period	10,272	(13,136)	982	(20,949)
Reclassification to net income during the period	3,270	5,719	17,733	6,483
Unrealized gains (losses) on marketable securities
Amount arising during the period	(2,120)	(3,027)	(6,873)	(6,666)
Income tax expense related to components of other comprehensive income (loss)	15,636	(8,201)	(21,016)	(19,077)

Other comprehensive income (loss)	(68,185)	28,702	16,773	71,443

Comprehensive income	$165,690	$235,909	$503,658	$498,656

Accumulated Other Comprehensive Income (Loss) for 2008 is summarized as follows:

	Foreign	Defined	Derivative
	Currency	Benefit	Financial	Marketable
In thousands	Translation	Pension Plans	Instruments	Securities	Total
Balance, December 2007	$126,171	$(63,975)	$(8,419)	$7,718	$61,495
Other comprehensive income (loss)	(7,867)	19,973	11,540	(6,873)	16,773

Balance, September 2008	$118,304	$(44,002)	$3,121	$845	$78,268

Note J — Stock-based Compensation
During the nine months of 2008, VF granted options for 1,395,214 shares of Common Stock at a weighted average exercise price of $79.41, equal to the fair market value of VF Common Stock on the date of grant. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model for employee groups having similar exercise behaviors, with the following assumptions: expected volatility ranging from 23% to 36%, with a weighted average of 27%; expected term of 4.8 to 7.3 years; expected dividend yield of 2.8%; and risk-free interest rate ranging from 2.1% at six months to 3.6% at 10 years. The resulting weighted average fair value of these options at the date of grant was $18.58 per option.
Also during the nine months of 2008, VF granted 293,735 performance-based restricted stock units. Participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares that will be earned, if any, will be based on VF’s performance over that period. The weighted average grant date fair value of the restricted stock units was $78.02 per unit.
In addition, VF granted 31,000 shares of restricted VF Common Stock during the nine months of 2008 at a weighted average fair value of $72.38 per share. The shares will vest at various dates through 2014.
Note K — Income Taxes
The effective income tax rate was 28.3% for the third quarter and 30.0% for the first nine months of 2008, compared with 33.7% and 33.9% in the comparable periods of 2007. The lower rate in 2008 was due to reductions of previously accrued amounts that will not be paid due to resolution of the underlying uncertain income tax positions, as covered below. In addition, results in 2008 included a higher percentage of income in lower tax jurisdictions outside the United States. The effective tax rate for the full year 2007 was 32.3%, which included the favorable impact from expiration of statutes of limitations and tax audit settlements.
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

The amount of unrecognized tax benefits decreased by $15.0 million during the third quarter and by $18.2 million during the first nine months of 2008, primarily due to favorable settlements of audit exposures and updated assessments of previously accrued amounts. During the next 12 months, management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by approximately $9 million due to settlement of audit exposures and expiration of statutes of limitations, which includes $7 million that would reduce income tax expense.
VF had been granted a lower income tax rate in a foreign subsidiary based on meeting certain increased investment and employment level requirements. The tax status providing this benefit expires at the end of 2009. During the second quarter of 2008, VF entered into a new agreement with the tax authorities of that country, which will result in a slightly higher effective income tax rate on taxable income in that subsidiary for 2010 through 2014.
Note L — Earnings Per Share
Earnings per share from continuing operations were computed as follows:

	Three Months		Nine Months
	Ended September		Ended September
In thousands, except per share amounts	2008	2007	2008	2007
Basic earnings per share:
Income from continuing operations	$233,875	$209,317	$486,885	$449,200

Weighted average Common Stock outstanding	109,106	109,671	109,062	110,689

Basic earnings per share from continuing operations	$2.14	$1.91	$4.46	$4.06

Diluted earnings per share:
Income from continuing operations	$233,875	$209,317	$486,885	$449,200

Weighted average Common Stock outstanding	109,106	109,671	109,062	110,689
Effect of dilutive securities:
Stock options and other	2,152	2,753	2,317	2,879

Weighted average Common Stock and dilutive securities outstanding	111,258	112,424	111,379	113,568

Diluted earnings per share from continuing operations	$2.10	$1.86	$4.37	$3.96

Outstanding options to purchase 1.4 million shares of Common Stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 2008 because the effect of their inclusion would have been antidilutive. Earnings per share for Discontinued Operations and Net Income in 2007 were computed using the same weighted average shares described above.

Note M — Recently Issued Accounting Standards
In December 2007, the FASB issued FASB Statement No. 141(Revised), Business Combinations (“Statement 141(R)”), which revises how business combinations are accounted for, both at the acquisition date and in subsequent periods. Statement 141(R) requires the acquiring entity in a business combination to (i) measure all assets acquired and liabilities assumed at their fair value at the acquisition date, (ii) recognize the full fair value of assets acquired and liabilities assumed in either a full or a partial acquisition, (iii) expense transaction and restructuring costs and (iv) provide additional disclosures not required under prior rules. Statement 141(R) is effective for transactions in which VF obtains control of a business beginning in VF’s 2009 fiscal year. The impact on VF of adopting Statement 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.
In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement 160”). Statement 160 requires a company to classify noncontrolling (minority) interests in consolidated subsidiaries as equity instead of a liability and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Statement 160, effective for VF’s 2009 fiscal year, requires retroactive adoption of the presentation and disclosure requirements, with all other requirements to be applied prospectively. Since VF does not have significant noncontrolling interests in subsidiaries, Statement 160 is not expected to have a significant impact on the consolidated financial statements.
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
Note N — Subsequent Events
VF’s Board of Directors declared a quarterly cash dividend of $0.59 per share, an increase of $0.01, payable on December 19, 2008 to shareholders of record on December 9, 2008.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Highlights of the third quarter of 2008 included:
•	Revenues and earnings per share for the third quarter were each at record levels.

•	Revenues increased 6% over the prior year quarter to $2,206.6 million, with the increase coming from organic growth in our Outdoor businesses and from acquisitions in the prior year.

•	Our direct-to-consumer and international businesses continue to be key drivers of growth, with these revenues in the quarter rising 12% and 22%, respectively. International revenues represented 34% of total revenues.

•	Gross margin as a percent of revenues rose to 44.4% from 43.9% in the prior year quarter.

•	VF acquired 100% ownership of its former 50%-owned joint venture that marketed Lee® branded products in Spain and Portugal (“Lee Spain”). The cost of the additional investment was $25.5 million, consisting of $14.9 million in cash and transfer of certain assets held by the former joint venture. The joint venture had revenues of $35 million in its latest fiscal year.
Discontinued Operations
In December 2006, management and the Board of Directors decided to exit the women’s intimate apparel business. The sale, which closed on April 1, 2007, was consistent with VF’s stated objective of focusing on lifestyle businesses having higher growth and profit potential. The results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations for all periods. Similarly, the assets and liabilities of this business have been reclassified and reported as held for sale for all periods presented. See Note D to the Consolidated Financial Statements. Unless otherwise stated, the remaining sections of this discussion and analysis of financial condition and results of operations relate only to continuing operations.
Analysis of Results of Operations
     Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2007:

	Third Quarter	Nine Months
	2008	2008
	Compared	Compared
(In millions)	with 2007	with 2007
Total revenues - 2007	$2,073	$5,264
Organic growth	66	167
Acquisitions in prior year (to anniversary date)	60	291
Acquisition in current year	8	8

Total revenues - 2008	$2,207	$5,730

The increases in Total Revenues were due to strong organic revenue growth within the Outdoor Coalition, plus inclusion for the full quarter and nine months of the Seven For All Mankind and lucy businesses (together, the “Contemporary Brands Acquisitions”) acquired in the third quarter of 2007.

Additional details on revenues are provided in the section titled “Information by Business Segment.”
During the third quarter and first nine months of 2008, approximately 34% and 33%, respectively, of Total Revenues were in international markets. In translating foreign currencies into the U.S. dollar, a weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its international business (primarily the European euro countries) benefited revenue comparisons by $50 million in the third quarter of 2008 and $148 million in the first nine months of 2008, compared with the 2007 periods. The weighted average translation rate for the euro was $1.51 per euro for the first nine months of 2008, compared with $1.36 during the first nine months of 2007. The U.S. dollar has strengthened in recent months, resulting in a translation rate of $1.47 per euro at the end of September 2008. With the strengthening of the U.S. dollar, it is likely that reported revenues for the fourth quarter will be negatively impacted compared with 2007.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months Ended September		Nine Months Ended September
	2008	2007	2008	2007
Gross margin (total revenues less cost of goods sold)	44.4%	43.9%	44.4%	43.5%

Marketing, administrative and general expenses	28.5	27.9	31.2	29.9

Operating income	15.9%	16.0%	13.2%	13.6%

Gross margin as a percentage of Total Revenues increased 0.5% in the third quarter of 2008 and 0.9% in the first nine months of 2008 over the prior year periods. This improvement was driven by growth in our higher margin lifestyle businesses, with our retail revenue growth being a primary contributor.
Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 0.6% in the third quarter of 2008. The third quarter of 2008 included charges for cost reduction actions and an unremitted value-added tax and duty issue related to a 2007 acquisition, together representing 0.5% of revenues. In the first nine months of 2008, Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 1.3% compared with the prior year period. Approximately 0.3% of the change was attributed to charges for cost reduction actions and the value-added tax and duty issue in the first nine months of 2008. In addition, approximately 0.4% of the increase was driven by the change in mix of our businesses toward retail operations, which have higher expense percentages. The remainder of the increase resulted primarily from lower revenues in our jeanswear and sportswear businesses without comparable expense reduction.
Interest expense increased $5.0 million in the quarter and $23.1 million in the first nine months of 2008, reflecting higher borrowings. Average interest-bearing debt outstanding totaled $1,450 million for the first nine months of 2008 and $922 million for the comparable period of 2007, with the increase driven by the issuance of $600.0 million of senior long-term notes in October 2007. The weighted average interest rate on total outstanding debt decreased to 6.2% for the first nine months of 2008 from 6.4% for the comparable period of 2007. This decrease was driven by the mix of our outstanding debt, including the impact of the $600.0 million of senior notes, and lower short-term rates.
The effective income tax rate was 28.3% in the third quarter and 30.0% for the first nine months of 2008,

compared with 33.9% for the first nine months of 2007. The lower rate in the 2008 periods was due primarily to net favorable income tax adjustments in the third quarter of 2008 and a higher percentage of income in lower tax jurisdictions outside of the United States. The effective income tax rate for the third quarter and first nine months of 2008 was based on the expected annual rate, adjusted for discrete events arising during the respective periods.
Income from Continuing Operations in the quarter increased 12% to $233.9 million, compared with $209.3 million in the third quarter of 2007. Earnings per share from continuing operations increased 13% to $2.10 per share from $1.86 per share in the prior year quarter. (All per share amounts are presented on a diluted basis.) The third quarter of 2008 included a net benefit of $0.07 per share in unusual items, comprised of $0.14 per share in net favorable income tax adjustments offset by $0.07 per share from cost reduction actions and for costs related to an unremitted value-added tax and duty issue. The third quarter also benefited from a $0.06 per share positive impact from translating foreign currencies into the U.S. dollar. The remaining improvement in the quarter was driven primarily by profitability in our Outdoor businesses.
Income from Continuing Operations increased 8% to $486.9 million in the first nine months of 2008, compared with $449.2 million in 2007. Earnings per share from continuing operations increased 10% to $4.37 per share from $3.96 per share in the first nine months of 2007. Earnings per share in the first nine months of 2007 included a benefit of $0.04 per share from the sale of H.I.S® trademarks and intellectual property. Earnings per share in the first nine months of 2008 included a net benefit of $0.09 per share in unusual items, comprised of $0.20 per share in net favorable income tax adjustments and favorable tax audit settlements offset by $0.11 per share from cost reduction actions and for costs related to an unremitted value-added tax and duty issue. In addition, the 2008 period included a $0.16 per share positive impact from translating foreign currencies into the U.S. dollar.
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
The following table presents a summary of the changes in our Total Revenues by coalition for the third quarter and first nine months of 2008:

	Third Quarter
					Contemporary
(In millions)	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Other
Revenues - 2007	$758	$806	$267	$173	$33	$36
Organic growth	(23)	101	(7)	(9)	7	(3)
Acquisition in prior year (to anniversary date)	—	—	—	—	60	—
Acquisition in current year	8	—	—	—	—	—

Revenues - 2008	$743	$907	$260	$164	$100	$33

	Nine Months
					Contemporary
(In millions)	Jeanswear	Outdoor	Imagewear	Sportswear	Brands	Other
Revenues - 2007	$2,175	$1,792	$711	$475	$33	$78
Organic growth	(81)	260	4	(31)	7	8
Acquisition in prior year (to anniversary date)	—	14	33	—	244	—
Acquisition in current year	8	—	—	—	—	—

Revenues - 2008	$2,102	$2,066	$748	$444	$284	$86

     Jeanswear:
Jeanswear Coalition revenues declined 2% in the third quarter of 2008. Domestic jeanswear revenues declined 3% in the quarter, with the mass market business remaining essentially flat and the Lee and western specialty businesses declining due to a very challenging retail environment, retailers lowering their inventory levels and consumers moving to lower price points, including private label products. International jeans revenues were flat in the quarter, which included a $20 million benefit from foreign currency translation and double-digit revenue increases on a constant-currency basis in Asia and Latin America. For the nine month period ended September 2008, Jeanswear Coalition revenues decreased 3%, with domestic revenues declining 8% due to the retail environment and other factors discussed above. International jeanswear revenues increased 6% in the 2008 nine month period, reflecting the benefit of foreign currency translation. The Lee Spain acquisition, completed in July 2008, also added $8 million in revenue to both the third quarter and first nine months of 2008.
Jeanswear Coalition Profit decreased 9% in the third quarter of 2008, with operating margins declining from 17.9% in the third quarter of 2007 to 16.5% in the current quarter. The third quarter of 2008 was negatively impacted by increased promotional activity and a higher proportion of sales of lower margin new fashion products. In addition, approximately 0.3% of the total 1.4% margin decline was attributed to actions taken in the third quarter of 2008 to improve our cost structure. Operating margins for the nine month period also declined from 16.9% in 2007 to 15.4% in 2008. The nine month period ending September 2007 included a gain on sale of H.I.S® trademarks and intellectual property items that positively impacted operating margins by 0.4%. The remainder of the declines in both the quarter and nine month period were driven primarily by decreases in revenues without comparable expense reduction.

     Outdoor:
Revenues in our Outdoor businesses increased 12% in the third quarter of 2008 and 15% in the nine month period, compared with prior year periods. These increases were led by strong global unit volume gains of The North Face®, Vans®, Kipling®, Napapijri® and Eastpak® brands. Also, the 2007 acquisitions of Eagle Creek and specific brand-related assets of a former licensee of The North Face® brand in China and Nepal added $14 million to revenues in the first nine months of 2008 (prior to the anniversary dates of the respective acquisitions). Foreign currency translation positively impacted 2008 Outdoor Coalition revenues by $27 million, or 3%, in the quarter and $80 million, or 4%, in the first nine months.
Operating margins increased in the quarter to 20.8% from 20.0% in the prior year quarter and also increased in the nine months ended September 2008 to 17.1% from 16.6% in the prior year period. Operating margins were higher in both 2008 periods due to a higher percentage of products sold in international markets, where higher gross margins are realized. Revenue growth and the resulting benefit of improved leverage of certain operating expenses were offset by increased retail investments.
     Imagewear:
Coalition Revenues declined 3% in the third quarter of 2008, with similar decreases in both our occupational apparel and activewear divisions. Coalition Revenues increased 5% for the nine month period of 2008 over the prior year period. The Majestic® brand, acquired on February 28, 2007, accounted for substantially all of the increase in the nine month period (prior to the anniversary date of its acquisition).
Operating margins increased to 15.7% from 15.5% in the prior year quarter and also increased in the nine months ended September 2008 to 14.0% from 13.8% due to lower distribution and selling costs.
     Sportswear:
Coalition Revenues declined 5% in the 2008 quarter and 6% in the nine month period of 2008 compared with the prior year. Revenues in our core Nautica® brand sportswear business declined 10% in the third quarter of 2008 and 11% in the nine month period, driven by the exit of our women’s wholesale sportswear business and challenging overall conditions in the department store channel. These declines were partially offset by significant revenue growth in our Kipling® and John Varvatos® businesses in both 2008 periods, including over 18% growth in each in the third quarter and over 20% growth in each in the nine month period.
Operating margins improved to 10.1% from 9.9% in the prior year quarter, with third quarter 2008 operating margins negatively impacted by 0.9% from cost reduction actions. The improved operating performance resulted from the exit of the women’s wholesale sportswear business and benefits of recent cost reduction initiatives. Operating margins declined to 7.1% from 9.7% for the nine month period due to lower Nautica® brand revenues without comparable expense reduction, plus a charge in the first quarter of 2008 to discontinue our Nautica® women’s wholesale sportswear business.
     Contemporary Brands:
The Contemporary Brands Coalition was formed in August 2007 with two newly acquired businesses - Seven For All Mankind and lucy activewear. This coalition in 2008 also includes the earnings from our one-third equity investment in Mo Industries Holdings, Inc. (“Mo Industries”), the owner and marketer of the Splendid® and Ella Moss® brands.
The Contemporary Brands Coalition operating margins of 11.6% in the third quarter and 14.3% for the first nine months of 2008 were driven by the high operating margins of Seven For All Mankind and our portion of the earnings of the Splendid® and Ella Moss® brands. Operating margins were negatively impacted by 6.2% in the third quarter of 2008 and 2.2% in the nine month period for a $6.2 million charge related to an unremitted value-added tax and duty matter at Seven For All Mankind. Operating margins were 14.9%

during the period of our ownership in the third quarter of 2007. While not currently profitable, we expect results of our lucy activewear business to improve as we increase our operating efficiencies.
     Other:
The Other business segment includes the VF Outlet business unit of company-operated retail outlet stores in the United States that sell a broad selection of excess quantities of first quality VF products and other branded products. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products are reported in this business segment. The increase in revenues in the first nine months of 2008 was due to VF Outlet’s sale of women’s intimate apparel products obtained from independent suppliers following VF’s sale of its intimate apparel business in April 2007 (whereas such revenues prior to April 2007 were reported as part of discontinued operations).
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
Corporate and Other Expenses consist of corporate headquarters expenses that are not allocated to the coalitions and certain other expenses related to but not allocated to the coalitions for internal management reporting, including development costs for management information systems, certain costs of maintaining and enforcing VF’s trademarks and miscellaneous consolidating adjustments. The reduction in Corporate and Other Expenses in the nine month period ended September 2008 over the prior year period resulted primarily from lower stock-based and other incentive compensation.
Analysis of Financial Condition
     Balance Sheets
Accounts Receivable at September 2008 increased 4% over the September 2007 balance, reflecting higher revenues in the third quarter of 2008. This increase was partially offset by an improvement in days’ sales outstanding. Accounts Receivable are higher at September 2008 than at the end of 2007 due to seasonal sales patterns.
Inventories at September 2008 increased 4% over September 2007, which is in line with the forecasted revenue growth in the fourth quarter of 2008 over the prior year quarter. Inventory levels at September 2008 increased over December 2007 due to higher seasonal requirements of our businesses.
Property, Plant and Equipment increased at September 2008 over December 2007 and September 2007 because capital spending, including investments in retail stores, exceeded depreciation expense.
Total Intangible Assets and Goodwill at September 2008 increased over September 2007 as a result of the Lee Spain acquisition and foreign currency translation, offset in part by amortization. See Notes C, E and F to the Consolidated Financial Statements.
Other Assets increased at September 2008 over December 2007 and September 2007 due to a $77.0 million investment in shares of the owner of the Splendid® and Ella Moss® brands in the second quarter. In addition, the September 2008 and December 2007 balances included the recognition of the overfunded status of our qualified defined benefit pension plan (based at both dates on our December 2007 plan valuation), whereas the plan was underfunded at September 2007 (based on our December 2006 valuation). These increases were offset in part by lower values of investment securities held for deferred compensation plans at September 2008.
Short-term Borrowings at September 2008 consisted of $362.5 million of domestic commercial paper borrowings and $51.0 million of international borrowings. Overall, the extent of short-term borrowings varies throughout the year in relation to working capital requirements and other investing and financing activities. See the “Liquidity and Cash Flows” section below for a discussion of these items. Due to seasonal working capital flows and financing requirements, there is typically more need for external borrowings at the end of the third quarter than at our fiscal year-end.
Accounts Payable at September 2008 increased slightly over September 2007 due primarily to increased inventory levels discussed above. The Accounts Payable balance at December 2007 was higher than normal due to the timing of inventory purchases and payments to vendors at the end of 2007.
Accrued Liabilities increased at September 2008 from December 2007 due to (i) an increase in accrued income taxes resulting from higher profitability and timing of tax payments, (ii) seasonal increases and growth-related factors in our businesses and (iii) the Lee Spain acquisition in the third quarter of 2008. The September 2008 balance declined from September 2007 due to changes in accrued income tax balances, driven by higher estimated income tax payments, partially offset by the Lee Spain acquisition.
Total Long-term Debt, including the current portion, decreased at September 2008 and December 2007 from the level at September 2007 resulting from repayment of $49.3 million of short-term international borrowings that had been classified as long-term at September 2007 because of our intent and ability to retain that amount as outstanding for the following twelve months. These short-term international borrowings were repaid due to higher cash generation than expected.
Other Liabilities were lower at September 2008 than both December 2007 and September 2007 due to lower deferred compensation liabilities. Also, Other Liabilities were lower at September 2008 and December 2007 than September 2007 due to the improved funded status of our defined benefit pension plans, offset by higher deferred income tax liabilities.
     Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	September	December	September
(Dollars in millions)	2008	2007	2007
Working capital	$1,691.1	$1,510.7	$1,431.7

Current ratio	2.2 to 1	2.3 to 1	1.9 to 1

Debt to total capital ratio	28.8%	26.4%	33.7%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 25.7% at September 2008.
On an annual basis, VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash provided by operating activities is primarily dependent on the level of net income and changes in investments in inventories and other working capital components. Our cash flow from operations is typically low in the first half of the year as we build working capital to service our operations in the second half of the year. Cash provided by operating activities is substantially higher in the fourth quarter of the year as we collect accounts receivable arising from our higher seasonal wholesale sales in the third quarter. In addition, cash flows from our direct-to-consumer businesses are significantly higher in the fourth quarter of the year.
For the nine months through September 2008, cash provided by operating activities was $59.8 million, compared with cash provided by operating activities of $165.8 million in the comparable 2007 period. The decrease in cash provided by operating activities was driven by the net change in operating asset and liability components, which was a usage of funds of $582.9 million for the nine months ended September 2008, compared with a usage of funds of $452.3 million for the comparable period ended September 2007. This additional usage of funds in the first nine months of 2008 was primarily due to an increase in payments to vendors as a result of a higher than normal accounts payable balance at the end of 2007. See the discussion of accounts payable in the “Balance Sheets” section above.
To finance our ongoing operations and unusual circumstances that may arise, we rely on our continued strong cash flow from operations. In addition, VF has liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of September 2008, $625.9 million was available for borrowing under VF’s $1.0 billion senior unsecured committed domestic revolving bank credit facility. There was $362.5 million of commercial paper outstanding and $11.6 million of standby letters of credit issued under this agreement. We have not drawn down any funds on this facility. Also at the end of September 2008, €250.0 million (U.S. dollar equivalent of $366.4 million) was available for borrowing under VF’s senior unsecured committed international revolving bank credit facility.
The investing activities in the first nine months of 2008 included the $14.9 million cash component of the Lee Spain acquisition and $77.0 million purchase of one-third of the shares of Mo Industries, owner of the Splendid® and Ella Moss® brands. We have an option to purchase the remaining shares of Mo Industries and have granted the other stockholders of Mo Industries an option to require us to purchase all of their stock in 2009, with the purchase price based on their 2008 earnings. If we were to acquire the remaining shares, the purchase price of those shares, plus any net debt assumed, would be subject to a maximum amount of $225 million. The other significant investing activity in the first nine months of 2008 was capital spending, primarily related to retail initiatives. We expect that capital spending could reach $120 million for the full year of 2008, which will be funded by operating cash flows.
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
During the first nine months of 2008, VF purchased 2.0 million shares of its Common Stock in open market transactions at a cost of $149.7 million (average price of $74.86 per share) and in the first nine months of 2007 purchased 4.1 million shares at a cost of $350.0 million (average price of $85.03 per share). Share repurchase activity during the first nine months of 2008 reduced the total remaining authorization approved by the Board of Directors to 3.2 million shares as of the end of September 2008. The primary objective of our share repurchase program is to offset, on a long-term basis, dilution caused by awards under equity compensation plans. We will continue to evaluate future share repurchases by comparing to the benefits of business acquisitions.

Management’s Discussion and Analysis in our 2007 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2007 that would require the use of funds. Since the filing of our 2007 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations and commercial commitments that will require the use of funds:
•	Inventory purchase obligations represent binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business. These commitments increased by approximately $20 million at the end of September 2008 to support the growth of our businesses.

•	Operating leases represent required minimum lease payments. These commitments increased by approximately $85 million at the end of September 2008, driven by leases for additional retail stores.

•	Minimum royalty and other commitments decreased by approximately $70 million at the end of September 2008 due to payments made under the agreements.
During the first nine months and extending into the fourth quarter of 2008, the fair value of investments in our qualified defined benefit pension plan declined due to disruption in the global capital and credit markets. Management is continually evaluating current credit market conditions and, along with its independent actuary, is evaluating the impact of those conditions on our pension plan’s assets and liabilities. If our plan’s investment portfolio does not recover its losses before our next plan measurement date at the end of 2008 and if the extent of the effects of any decline in asset values are not offset by the effects of a possible increase in the discount rate used to value the plan’s obligations to participants, it is likely that (i) the reduction in the plans’ funded status will result in charges to Other Comprehensive Income at December 2008, (ii) our pension expense in 2009 will increase, and (iii) VF will be required to make funding contributions to the plan in 2009.
Management believes that VF’s cash balances and funds provided by operating activities, as well as unused committed bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility, depending on capital market conditions, to meet investment opportunities that may arise.
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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s ability to successfully integrate and grow acquisitions; VF’s ability to maintain the strength and security of its information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; the overall level of consumer spending; disruption and volatility in the global capital and credit markets; general economic conditions and other factors affecting consumer confidence; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
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

Part II — Other Information
Item 1A — Risk Factors
Except for the item below, there have been no material changes to our risk factors from those disclosed in our 2007 Form 10-K.
Global capital and credit markets conditions, and resulting declines in consumer confidence and spending, could have an adverse effect on VF’s operating results. Further, the conditions in the global capital and credit markets could have an adverse effect on VF’s ability to access those markets.
Volatility and disruption in the global capital and credit markets reached unprecedented levels during the third quarter of 2008 and extending into the fourth quarter. This market turmoil has led to failures of major financial institutions, government intervention in the capital markets, a tightening of business credit and liquidity, a contraction of consumer credit, higher unemployment and declines in consumer confidence and spending. The economic downturn in the United States and in many international markets could have an adverse effect on demand for our products and on the financial condition of some of our wholesale customers. Global economic conditions could continue to deteriorate and remain weak for an extended period of time, which could have a material adverse effect on VF’s financial condition, results of operations and ability to access the capital and credit markets.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs (1)
June 29 - July 26, 2008	—	$—	—	3,204,000
July 27 - August 23, 2008	—	—	—	3,204,000
August 24 - September 27, 2008	—	—	—	3,204,000

Total	—		—

(1)	Under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance-based restricted stock units the number of shares having an aggregate fair market value equal to any minimum statutory federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were no shares withheld under the Mid-Term Incentive Plan during the third quarter of 2008.

Item 6 — Exhibits
10.1	VF 2004 Mid-Term Incentive Plan, as amended July 14, 2008

10.2	The Form of Indemnification Agreement with each of VF’s non-employee Directors

10.3	Executive Deferred Savings Plan II, as amended and restated to be effective January 1, 2009

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)
	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: November 5, 2008
	By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)