Form 10-K
period 2009-01-03
V F CORP
filed 2009-03-03
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).  YES ☐     NO ☑

The aggregate market value of Common Stock held by non-affiliates (i.e., persons other than officers, directors and 5% stockholders) of V.F. Corporation on June 28, 2008, the last day of the registrant’s second fiscal quarter, was approximately $5,172,000,000, based on the closing price of the shares on the New York Stock Exchange.

As of January 31, 2009, there were 110,155,581 shares of Common Stock of the registrant outstanding.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This document (excluding exhibits) contains 92 pages.
The exhibit index begins on page 45.

PART I

Item 1.	Business.

V.F. Corporation, organized in 1899, is a worldwide leader in branded lifestyle apparel and related products. Unless the context indicates otherwise, the terms “VF,” “we,” “us” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries. Our stated vision is: VF will grow by building lifestyle brands that excite consumers around the world.

For over 100 years, VF has grown by offering consumers high quality, high value branded apparel and related products. Since 2004, we have been implementing a growth plan that is transforming VF’s mix of business to include more lifestyle brands. Lifestyle brands are those brands that connect closely with consumers because they are aspirational and inspirational; they reflect consumers’ specific activities and interests. Lifestyle brands generally extend across multiple product categories and have higher than average gross margins. Accordingly, this transformation has included the acquisitions of several growing lifestyle brands, such as Vans®, Reef®, Kipling®, Napapijri®, 7 For All Mankind® and lucy®. At the same time, we have continued to invest in our other businesses, including extending The North Face® brand to new product categories and new markets, enhancing product development and marketing strategy in our Nautica® men’s sportswear business, and expanding Lee®, Wrangler®, The North Face® and several other brands into Asian and Eastern European markets.

An important step in VF’s transformation was the sale in 2007 of our women’s intimate apparel business, which had over $800 million in revenues but lower profit and growth prospects. This business is separately reported as discontinued operations in this Annual Report. The remaining discussion of VF’s business, unless otherwise stated, is focused on VF’s continuing operations. See additional discussion regarding our discontinued operations in Note C to the Consolidated Financial Statements, included at Item 8 of this Annual Report.

VF is a highly diversified apparel company — across brands, product categories, channels of distribution and geographies. VF owns a broad portfolio of brands in the jeanswear, outerwear, packs, footwear, sportswear and occupational apparel categories. These products are marketed to consumers shopping in specialty stores, upscale and traditional department stores, national chains and mass merchants. A growing portion of our revenues, currently 16%, are derived from sales directly to consumers through VF-operated retail stores and internet sites. A global company, VF derives 30% of its revenues from outside the United States, primarily in Europe, Asia, Canada and Latin America. VF products are also sold in some countries through licensees and distributors. To provide many types of products across numerous channels of distribution in different geographic areas, we balance efficient and flexible internally-owned manufacturing with sourcing of finished goods from independent contractors. An array of state-of-the-art technologies provide us with, among other things, sophisticated inventory replenishment capabilities that enable us to get consumer-right products, on time, to our customers’ shelves.

VF’s businesses are organized primarily into product categories, and by brands within those categories, for both management and internal financial reporting purposes. These groupings of businesses are called “coalitions” and consist of the following: Outdoor and Action Sports, Jeanswear, Imagewear, Sportswear and Contemporary Brands. These coalitions are treated as reportable segments for financial reporting purposes. Coalition management has responsibility to build their brands, with certain financial, administrative and systems support and disciplines provided by consolidated functions within VF.

We consider our Outdoor and Action Sports, Sportswear and Contemporary Brands coalitions to be our lifestyle coalitions. These are VF’s growth engines, where we expect long-term revenue and profit growth at a mid-single digit to low-double digit rate. Our Jeanswear and Imagewear coalitions are our heritage businesses where our focus is on strong profitability and cash flows, with long-term revenue growth expectations at a low-single digit rate.

The following table summarizes VF’s primary owned and licensed brands by coalition:

Coalition	Primary Brands	Primary Products

Outdoor and Action Sports	The North Face®	performance-oriented apparel, footwear, outdoor gear
	Vans®	skateboard-inspired footwear, apparel
	JanSport®	backpacks, luggage, apparel
	Eastpak®	backpacks, apparel
	Kipling®	handbags, backpacks, luggage, accessories (except in North America)
	Napapijri®	premium outdoor apparel
	Reef®	surf-inspired footwear, apparel
	Eagle Creek®	luggage, packs, travel accessories
Jeanswear	Wrangler®	denim and casual bottoms, tops
	Wrangler Hero®	denim bottoms
	Lee®	denim and casual bottoms, tops
	Riders®	denim and casual bottoms, tops
	Rustler®	denim and casual bottoms, tops
	Timber Creek by Wrangler®	casual bottoms, tops
Imagewear	Red Kap®	occupational apparel
	Bulwark®	occupational apparel
	Majestic®	athletic apparel
	MLB® (licensed)	licensed athletic apparel
	NFL® (licensed)	licensed athletic apparel
	Harley-Davidson® (licensed)	licensed apparel
Sportswear	Nautica®	fashion sportswear, denim bottoms, sleepwear, accessories
	John Varvatos®	luxury men’s apparel, footwear, accessories
	Kipling®	handbags, backpacks, luggage, accessories (in North America)
Contemporary Brands	7 For All Mankind®	premium denim bottoms, sportswear
	lucy®	women’s activewear

Financial information regarding VF’s coalitions, as well as geographic information and sales by product category, are included in Note R to the Consolidated Financial Statements, which are included at Item 8 of this report.

Outdoor and Action Sports Coalition

Our Outdoor and Action Sports Coalition, VF’s fastest growing business, is a group of outdoor and activity-based businesses that represent a collection of lifestyle brands. Product offerings include outerwear, sportswear, footwear, equipment, backpacks, daypacks, luggage and accessories.

The North Face® is our largest Outdoor and Action Sports Coalition brand. Its high performance outdoor apparel, equipment and footwear is sold across North and South America, Europe and Asia. (In Japan and South Korea, The North Face® trademarks are owned by a third party.) The North Face® apparel lines consist of outerwear, snow sports gear and functional sportswear and footwear for men, women and children. Its equipment line consists of tents, sleeping bags, backpacks, daypacks and accessories. Many of The North Face® products are designed for extreme applications, such as high altitude mountaineering and ice and rock climbing, although many consumers also purchase these products because they represent a lifestyle to which they aspire. The North Face® products are marketed through specialty outdoor and premium sporting goods stores in the United States, Canada, Europe and

Asia and select department stores in the United States. In addition, these products are sold through approximately 40 VF-operated full price retail and outlet stores in the United States and Europe and online at www.thenorthface.com, as well as over 180 The North Face® retail stores operated by independent third parties dedicated to selling The North Face® products in Europe and Asia.

VF manufactures and markets Vans® performance and casual footwear and apparel for skateboard, bicycle motocross (“BMX”), surf and snow sports participants and enthusiasts. Products are sold on a wholesale basis through national chain stores in the United States and through skate and surf shops and specialty stores in the United States and Europe. The brand’s products are also sold through approximately 200 owned full-price Vans® retail and outlet stores in the United States, primarily on the West Coast, and in key European markets. These retail stores carry a wide variety of Vans® footwear, along with a growing assortment of apparel and accessory items, most of which bear the Vans® trademarks. The Vans® brand is marketed through a 50%-owned joint venture in Mexico. VF is the 70% owner of the Vans Warped Tour® music festival, which presents over 50 alternative rock and heavy metal bands in performances in over 40 cities across North America each summer.

JanSport® backpacks, duffel bags, luggage and accessories are sold through department, office supply and national chain stores, as well as sports specialty stores and college bookstores in the United States. JanSport® daypacks have a leading market share in the United States. A technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. JanSport® fleece and T-shirts imprinted with college logos are sold through college bookstores and department stores in the United States. In Europe, Eastpak® and JanSport® backpacks, and a line of Eastpak® clothing, are sold primarily through department and specialty stores, where the Eastpak® brand is the leading backpack brand. The JanSport® and Eastpak® brands are also marketed throughout Asia by licensees and distributors. In 2007, VF acquired the maker of Eagle Creek® adventure travel gear. Eagle Creek® products include luggage, daypacks and accessories sold through specialty luggage stores, outdoor stores and department stores throughout the United States and Europe.

Derived from the Finnish word for Arctic Circle, Napapijri® is a premium-priced brand of performance skiwear and outdoor-inspired casual outerwear, sportswear and accessories for men, women and children. The Napapijri® brand enjoys especially strong consumer awareness in Italy, where it was created, and is expanding across Europe. Products are sold on a wholesale basis primarily to European specialty shops, such as sport stores and fashion boutiques, and through VF-operated and independently-operated retail stores in several countries in Europe. In 2007, VF entered into a majority-owned joint venture to market Napapijri® brand products in Japan.

Kipling® handbags, shoulder bags, backpacks, luggage and accessories are stylish, colorful and fun products that are both practical and durable. The brand name comes from the author of The Jungle Book, Rudyard Kipling, and that provides the connection to the Kipling® monkey mascot, which symbolizes fun and adventure. A colorful monkey key ring is attached to every bag, with a different monkey design for each product collection. Products are sold through specialty stores in Europe, Asia and South America, as well as through approximately 30 VF-operated and over 170 independently-operated retail stores. The Kipling® business in North America is managed as part of the Sportswear Coalition.

The Reef® brand of surf-inspired products includes sandals, shoes, apparel and accessories marketed primarily to surf shops and department and specialty chain stores. Since its acquisition in 2005, we have significantly expanded the Reef® brand’s presence by adding Reef® men’s swimwear and other apparel in the United States and by acquiring rights previously held by independent distributors to market Reef® products in other geographic areas, particularly in Europe.

We expect continued long-term growth in our Outdoor and Action Sports Coalition as we expand into new product categories, open additional retail stores, expand geographically and acquire additional outdoor or activity-based lifestyle brands.

Jeanswear Coalition

Our Jeanswear Coalition markets jeanswear and related casual products in the United States and in many international markets. The largest of these brands, the Lee® and Wrangler® brands, have long-standing traditions as authentic American jeans brands as they were established in 1889 and 1947, respectively, and have strong market positions. Lee® and Wrangler® products are sold in nearly every developed country. Products also include shorts, casual pants, knit and woven tops and outerwear, which are designed to complement the jeanswear products and have helped to extend our brands.

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

We believe our vendor-managed inventory and retail floor space management programs with several of our major retailer customers give us a competitive advantage in our domestic jeanswear business. We receive point-of-sale information from these customers on a daily basis, on an individual store and style-size-color stockkeeping unit (“SKU”) level. We then ship products based on customer data to ensure their selling floors are appropriately stocked with products that match their shoppers’ needs. Our systems capabilities allow us to analyze our retail customer’s sales, demographic and geographic data to develop product assortment recommendations that maximize the productivity of their jeanswear selling space and minimize their investment in inventory.

Jeanswear in most international markets is more fashion-oriented and has a higher selling price than similar products in the United States. The jeans market internationally is also more fragmented than in the United States, with competitors ranging from global brands to a number of smaller national or regional brands.

VF’s largest international jeanswear business is located in Western Europe. During 2008, we acquired the remaining portion of our former 50%-owned joint venture that markets Lee® branded products in Spain and Portugal; this business is being integrated with our existing European jeanswear business. Lee® and Wrangler® jeanswear products are sold through department stores and specialty stores where we employ some of the same retail floor space management programs described above. We also market Lee® and Wrangler® products to mass market and specialty stores in Canada and Mexico, as well as to department stores and specialty stores in Asia and South America. In many international markets, we are expanding our reach through VF-operated retail stores, an increasingly important vehicle for presenting our brands’ image and marketing message directly to consumers. We are continuing to expand our jeanswear brands in emerging markets, such as China and Russia, and through our majority-owned joint venture in India. In foreign markets where VF does not have owned operations, Lee® and Wrangler® jeanswear and related products are marketed through distributors, agents or licensees. Lee® and Wrangler® products are sold in over 500 independently operated single brand retail stores, primarily in Eastern Europe and South America.

In the United States, we believe our Jeanswear Coalition can grow its jeans market share in the mass market and national chain channels of distribution through superior consumer insight and marketing strategies and continuous product innovation. In our international businesses, growth will be driven by (i) product innovation, positioning and marketing in Europe and Latin America, (ii) expansion of our existing businesses in Asia, particularly in China, Russia and India, and (iii) the continued rollout of new retail stores.

Imagewear Coalition

Our Imagewear Coalition consists of the Image division (occupational apparel and uniforms) and the Activewear division (owned and licensed high profile sports and lifestyle apparel). Each division represents approximately one-half of Coalition revenues.

The Image division provides occupational apparel for workers around the world. Uniform and career apparel are sold in North America and internationally, primarily in Europe, under the Red Kap® brand (a premium workwear brand with more than 75 years of history), the Bulwark® brand (flame resistant and protective apparel), the The Force® brand (apparel for law enforcement and public safety personnel) and the Chef Designstm brand (restaurant and food service apparel). Products include work pants, slacks, work and dress shirts, overalls, jackets and smocks. In 2009, the Image division will launch a new services apparel line featuring high-end tailored apparel marketed under the licensed Joseph Abboud® brand. Approximately two-thirds of Image division sales are to industrial laundries, resellers and distributors that in turn supply customized workwear to employers, primarily on a rental basis, for on-the-job wear by production, service and white-collar personnel. Since industrial laundries maintain minimal inventories of work clothes, a supplier’s ability to offer rapid delivery of products in a broad range of sizes is an important factor in this market. Our commitment to customer service, supported by an automated central distribution center with several satellite locations, has enabled customer orders to be filled within 24 hours of receipt and has helped the Red Kap® and Bulwark® brands obtain a significant share of the industrial laundry rental business.

The Image division also develops and manages uniform programs through custom-designed websites for major business customers (e.g., FedEx Corporation, Air Canada, Continental Airlines and American Airlines) and governmental organizations (e.g., U.S. Customs and Border Protection, Transportation Security Administration, National Park Service, Fire Department of New York City and New York City Transit Authority). These websites give employees of these customers the convenience of shopping for their work and career apparel via the internet.

In the Activewear division, we design and market sports apparel and fanwear under licenses granted by the major sports leagues, individual athletes and related organizations, including Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, NASCAR, ESPN, Inc. and many major colleges and universities. Under license from Major League Baseball, Majestic® brand uniforms are worn exclusively on-field by all 30 major league teams. Majestic® brand adult and youth-size authentic, replica jersey and casual fanwear are sold through department, sporting goods and athletic specialty stores. Adult and youth sports apparel products marketed under other licensed labels are distributed through department, mass market, sporting goods and athletic specialty stores. In addition, the Activewear division is a major supplier of licensed Harley-Davidson® apparel marketed to Harley-Davidson dealerships. With the exception of the Major League Baseball license, loss of any license would not have a material effect on the Imagewear Coalition.

The opportunities to grow our Imagewear Coalition revenues include (i) the extension of its product and service capabilities into new markets, such as hospitality/services, (ii) growth of its Majestic® brand through expansion to new domestic and international customers, updates to key authentic and replica products and e-commerce, (iii) growth of the National Football League business through recently acquired rights to additional apparel categories, (iv) market share gains in key licensed categories and (v) the extension of VF’s floor space management and replenishment capabilities to more retail doors, placing the product-right assortments on the sales floor in each geographic market. Looking forward we intend to drive Image and Activewear growth by leveraging the Coalition’s ability to manage a complex mix of products where speed-to-market, product customization and superior service give us a competitive advantage.

Sportswear Coalition

The Nautica® brand is the principal lifestyle brand of the Sportswear Coalition. Nautica® sportswear is marketed in the department store and specialty store channels of distribution in the United States. The department store channel has undergone significant consolidation in the last few years, resulting in numerous store closings and negatively impacting sales of Nautica® brand products. The principal Nautica® product line is men’s sportswear, noted for its classic styling. We believe Nautica® is the number two men’s collection sportswear brand in national department stores. The Nautica Jeans Company® line features fashionable jeanswear and related tops for younger male consumers. Other Nautica® product lines include men’s outerwear, underwear and swimwear and men’s and women’s sleepwear. Nautica® women’s sportswear, initially launched in the department store channel in late 2006, did not meet our expectations and was discontinued in that channel of distribution in 2008. Women’s sportswear continues to be marketed at www.nautica.com and in select Nautica® outlet stores.

The Sportswear Coalition operates approximately 110 Nautica® retail outlet stores in better outlet malls across the United States. These stores carry Nautica® merchandise for men, women, boys, girls and infants. The product styles sold in the outlet stores are different from the Nautica® styles sold to department and specialty store wholesale customers. These outlet stores also carry Nautica® merchandise from licensees to complete their product assortment. In addition, independent licensees operate over 200 Nautica® brand retail stores across the world.

The Nautica® brand is licensed to independent parties in the United States for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, women’s swimwear, accessories such as fragrances, watches and eyewear) and for nonapparel categories (e.g., bed and bath linens and accessories). Nautica® products are licensed for sale in over 60 countries outside the United States. Wholesale sales of Nautica® licensed products total approximately $470 million on an annual basis.

The John Varvatos® brand is a rapidly growing luxury apparel and accessories collection for men, including tailored clothing, sportswear, footwear and accessories. The John Varvatos * USA® line of tailored clothing, sportswear and accessories is designed to appeal to a younger consumer at somewhat more accessible price points. A John Varvatos * USA® line of footwear will be launched in 2009. Products are sold through upscale department and specialty stores primarily in the United States, as well as through eight showcase John Varvatos® retail locations. This business is 80% owned by VF, with the balance owned by Mr. John Varvatos.

The Sportswear Coalition also includes the Kipling® business in North America. Kipling® handbags, backpacks, totes, luggage and accessories are sold in the United States through specialty stores, department stores, VF-operated retail stores and at www.kipling.com. About two-thirds of products are the same as those sold in Europe, with the remainder designed specifically for the U.S. market.

We believe there is revenue and profit growth potential in each of our Sportswear brands through the expansion of owned retail stores, the expansion in the number of individual retailers offering our products and improved product offerings at accessible price points.

Contemporary Brands Coalition

Contemporary Brands, our newest coalition, is focused on upscale lifestyle brands. Formed in August 2007, it is currently composed of the 7 For All Mankind® and lucy® brands. In addition, in May 2008 we acquired one-third of the outstanding equity of Mo Industries Holdings, Inc. (“Mo Industries”), a Los Angeles-based company that owns the Splendid® and Ella Moss® brands of premium knitwear marketed to better department and specialty stores. VF expects to acquire the remaining two-thirds of the outstanding equity of Mo Industries in the first half of 2009.

7 For All Mankind® is a Los Angeles-based brand of contemporary denim jeans and related products — knit and woven tops, sweaters, jackets and accessories — for women and men. Products are noted for their fit and for innovation in design, fabric and finish. We believe the 7 For All Mankind® brand is the leading premium jeans brand in the United States, with the premium segment defined as jeans retailing for $150 or more. Retail price points for the brand’s core jeans range from $155 — $199 for basics, with higher price points for more fashion-forward products. With approximately three-fourths of its sales in the United States, the brand is marketed through department stores, such as Bloomingdale’s, Macy’s, Neiman Marcus, Nordstrom and Saks, and through specialty stores. In addition, the brand is sold in VF-operated retail locations. We opened 13 retail stores in prime street fronts or malls in the United States during 2008, bringing the total to 15. Internationally, sales are through department stores, such as Harrods, and specialty stores. We are pursuing growth opportunities in several areas — additional direct-to-consumer expansion through company-operated retail stores and e-commerce, additional sportswear product offerings, further geographic expansion in the Eastern European and Asian markets, and licensing.

Based in Portland, Oregon, the lucy® brand of women’s lifestyle apparel is marketed through approximately 60 lucy® branded retail stores across the United States and via the internet. lucy® is an activewear brand designed for versatility, comfort and fit for today’s active woman. lucy® is an authentic activewear brand with functional product that women can wear from workout to weekend. The lucy® retail stores are currently being remodeled to emphasize the brand’s four core types of activity-based apparel — yoga, gym, running and outdoor adventure. Approximately 90% of the products in the lucy® retail stores are lucy® branded, with the balance of the offerings being complementary lines, including Splendid® knitwear. We expect that substantially all of the products in the stores will continue to be lucy® branded.

We expect to grow the 7 For All Mankind® brand through retail and international expansion and new product lines and the lucy® brand through opening stores in new markets. We will pursue further opportunities to leverage VF’s supply chain capabilities for both brands for future profitability improvement.

Direct-To-Consumer Operations

VF-operated retail stores are an integral part of our strategy for growing VF’s brands, particularly our lifestyle brands. Our full price retail stores allow us to showcase a brand’s full line of current season products, with fixtures and imagery that support the brand’s positioning. These stores provide high visibility for our brands and products and enable us to stay close to the needs and preferences of consumers. The proper presentation of products in our retail stores also helps to increase consumer purchases of VF products at our wholesale customers. VF-operated retail stores generally provide operating margins that are equal to or above VF averages and a return on investment above VF averages. In addition, VF operates outlet stores in both upscale outlet malls and in more traditional value-based locations. These outlet stores serve an important role in our overall inventory management by allowing VF to effectively sell a significant portion of excess discontinued and out-of-season products at better prices than are otherwise available from outside parties, while maintaining the integrity of our brands.

Our growing global retail operations include 698 stores at the end of 2008. Of that total, there are 624 monobrand stores, (i.e., with only one brand’s products offered in each store), that sell The North Face®, Vans®, Napapijri®, Kipling®, John Varvatos®, 7 For All Mankind®, lucy®, Nautica®, Lee® or Wrangler® products. Approximately three-fourths of these stores offer products at full price, with the remainder being outlet locations offering products at discounted prices. In addition to the monobrand retail and outlet stores, we operate 74 VF Outlet stores across the United States that sell a broad selection of excess quantities of VF-branded products as well as women’s intimate apparel and childrenswear products under brands that are not VF-owned. Approximately three-fourths of the VF-operated retail stores are located in the United States. The remaining stores are primarily located in Europe.

Across the globe, internet sales (i.e., e-commerce) comprise a small but growing portion of total retail sales of apparel, footwear and accessories. E-commerce sales of apparel and footwear have become the second largest category of e-commerce purchases in the United States (behind travel purchases). At VF, e-commerce is a growing portion of our revenues as we currently market the Lee®, The North Face®, Vans®, 7 For All Mankind®, lucy®, Nautica® and Kipling® brands online. Additional e-commerce sites will be rolled out for consumers in 2009.

Total retail store and e-commerce sales accounted for 16% of VF’s consolidated Total Revenues in 2008 and 14% in 2007. We expect our direct-to-consumer business to continue to grow at a faster pace than VF’s overall growth rate as we continue opening retail stores for our lifestyle brands. During 2008, we opened 89 retail stores. For 2009, capital investments of approximately $30 million are planned for leasehold improvements, fixtures and equipment for approximately 70 new retail locations.

In addition to the direct-to-consumer venues operated by VF, our licensees, distributors and other independent parties operate over 1,200 retail stores dedicated to our brands. These stores are located primarily in Eastern Europe and Asia.

Licensing Arrangements

As part of our business strategy of expanding market penetration of VF-owned brands, we enter into licensing agreements for our brands for specific apparel and complementary product categories in identified geographic regions if such arrangements with independent parties can provide more effective manufacturing, distribution and marketing of such products than could be achieved internally. These licensing arrangements relate to a broad range of VF brands and are for fixed terms of generally five years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 5% to 7% of the licensing partners’ net sales of licensed products. Gross Royalty Income was $81.0 million in 2008, with the largest contribution from the Nautica® brand.

In addition, licensees of our brands are generally required to spend a specified amount to advertise VF’s products ranging from 1% to 5% of their net licensed product sales. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees. We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product.

VF has also entered into license agreements to use third-party trademarks. We market apparel under licenses granted by Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, Harley-Davidson Motor Company, Inc., NASCAR, ESPN, Inc. and major colleges, most of which contain minimum annual licensing and advertising requirements.

Manufacturing, Sourcing and Distribution

Product design, fit, fabric, finish and quality are important in all of our businesses. These functions are performed by employees located within each of our branded businesses across the globe.

VF’s centralized global supply chain organization sources product and ultimately bears the responsibility to deliver product to our customers. VF is highly skilled in managing the complexity associated with the supply chain. VF’s revenues are comprised of approximately 500 million units representing 500,000 SKUs spread over 30 brands. VF operates 30 manufacturing facilities and utilizes over 1,600 contractor manufacturing facilities. We manage over 30 distribution centers and nearly 700 retail stores. Managing this complexity is made possible by our use of information systems technologies — with best-of-breed systems for product development, forecasting, order management, warehouse management, etc. attached to our core enterprise resource management platform.

Today, 23% of our global Net Sales are of products manufactured in VF-owned facilities in Mexico, Europe and Central America and 77% are of products obtained from contractors, primarily in Asia. We believe a combination of VF-owned and contracted production from different geographic regions provides flexibility and a competitive advantage in our product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

Our domestic Jeanswear and Imagewear businesses operate owned manufacturing facilities (primarily cutting, sewing and finishing) located in Mexico and Central America. Our international jeanswear businesses operate manufacturing facilities located in Poland and Turkey. A significant percentage of our denim bottoms are manufactured in these plants. For these owned production plants, we purchase raw materials from numerous domestic and international suppliers to meet scheduled production needs. Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers and snaps). In some instances, we contract the sewing of VF-owned raw materials into finished product with independent contractors in the United States, Mexico and Central America. While we obtain fixed price commitments for denim and certain supplies for up to one year in advance, specific purchase obligations with suppliers are typically limited to the succeeding two to six months. Our only long-term contract for the purchase of raw materials or finished products is a commitment in connection with the sale of VF’s childrenswear business in 2004. This agreement requires VF to purchase a remaining total of approximately $77.5 million of finished product for sale through our VF Outlet stores, with a minimum of $15 million per year. No single supplier represents more than approximately 3% of our total cost of sales.

For the U.S. market, our current sourcing strategy includes a balance of VF-owned production and contracted production in the Western Hemisphere and contracted production from Asia. Owned production generally has a lower cost than contracted production. Product obtained from contractors in the Western Hemisphere generally has a higher cost compared with production obtained from contractors in the Far East but gives us greater flexibility and shorter lead times and allows for lower inventory levels. Approximately 33% of units sold in the United States and 27% of the dollar value of domestic Net Sales in 2008 were manufactured in VF-owned facilities, primarily in Mexico and Central America, with the balance obtained from contractors, primarily in Asia. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a balanced approach to product sourcing.

To an increasing extent, we are using independent contractors who own the raw materials and ship only finished, ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Hong Kong (with several satellite offices across Asia) and Miami. These hubs are responsible for product procurement, product quality assurance, supplier management, transportation and shipping functions in the Eastern and Western Hemispheres, respectively. Substantially all products in the Outdoor and Action Sports and Sportswear Coalitions, as well as a growing portion of product requirements for our Jeanswear and Imagewear Coalitions, are obtained through these sourcing hubs. For most products in our Contemporary Brands Coalition, we currently contract the majority of sewing and finishing of VF-owned raw materials through a network of independent domestic and international contractors. Some of this volume is being shifted to the VF sourcing hubs. VF does not directly or indirectly source any products from suppliers in countries that are identified by the State Department as state sponsors of terrorism and are subject to U.S. economic sanctions and export controls.

Management continually monitors political risks and developments related to duties, tariffs and quotas. We limit VF’s sourcing exposure through, among other measures, (i) extensive geographic diversification with a mix of VF-operated and contracted production, (ii) shifts of production among countries and contractors, (iii) allocation of production to merchandise categories where the free flow of product is available and (iv) sourcing from countries with tariff preference and free trade agreements.

Through its contractor monitoring program, VF oversees the activities of the many independent businesses and contractors that produce VF-branded goods at locations across the globe. Each of the over 1,600 independent contractor facilities that manufacture VF-branded products must be pre-certified prior to performance of any production on behalf of VF, including contractors of our independent licensees. This pre-certification includes passing a factory inspection and signing a VF Terms of Engagement agreement. These requirements provide strict standards covering age of workers, hours of work, health and safety conditions and conformity with local laws. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal and outsourced staff. Additional information about VF’s Global Compliance Principles, Terms of Engagement, Factory Audit Procedure and Factory Compliance Guidelines, along with a Global Compliance Report, are available on the VF website at www.vfc.com.

VF did not experience difficulty in filling its raw material and contracting production needs during 2008, and we do not anticipate difficulties in meeting our raw materials and contracting production requirements during 2009. The loss of any one supplier or contractor would not have a significant adverse effect on our business.

Product is shipped from our independent suppliers and VF-operated manufacturing plants to many distribution centers in the United States and international markets. In limited instances, product is shipped directly to our customers. Product is inspected, sorted and stored in our distribution centers until needed for packing and shipping to our wholesale customers or our retail stores. Most distribution centers are operated by VF. Some support multiple brands. A small portion of our distribution needs are met by contract distribution centers. Our distribution centers use computer-controlled inventory management technology for efficient tracking and movement of products.

Seasonality

With its diversified product offerings, VF’s operating results are somewhat seasonal. On a quarterly basis and excluding the effect of timing of businesses acquired during 2008, consolidated Total Revenues for 2008 ranged from a low of approximately 22% of full year revenues in the second quarter to a high of 29% in the third quarter. This disparity results primarily from the seasonal influences on revenues of our Outdoor and Action Sports Coalition, where only 19% of Outdoor and Action Sports Coalition revenues occurred in the second quarter and 33% in the third quarter of 2008. With changes in our mix of business along with growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends. We expect the portion of annual revenues and profits occurring in the second half of the year to increase.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods and then decreases during the second half of the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income during that period and reduced working capital requirements, particularly during the fourth quarter.

Advertising and Customer Support

We support VF’s brands through extensive advertising and promotional programs that convey a lifestyle image for a specific brand or focus on specific product features. We advertise in consumer and trade publications, on national and local radio and television and on the internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print media, radio and television. We sponsor various sporting, music and other special events and sponsor a number of athletes and other personalities. In addition, we provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation and brand image of our products in their retail locations. This includes shop-in-shops, which are separate retail sales areas within a department store or other retail customer location that are dedicated to a specific VF brand.

We also participate in various retail customer incentive programs. These incentive programs with retailers include discounts, cooperative advertising funds and margin support funds. We also offer sales incentive programs directly to consumers in the form of rebate and coupon offers. Sales incentive offers with retailers and with consumers are recognized as sales discounts in arriving at reported Net Sales (except that cooperative advertising reimbursements of retailer advertising costs are reported as Advertising Expense, and free product with purchase offers are reported in Cost of Goods Sold).

During 2008, we spent $399.1 million on advertising and promoting our brands, a 10% increase from the 2007 level. We employ marketing sciences to optimize both the level and impact of advertising and promotional spending and to identify the types of spending that provide the greatest return on our marketing investments.

Internet websites are maintained for most of our brands. Some of them are business-to-consumer e-commerce sites where consumers can order VF products. Other consumer websites provide information about our brands and products and, in many cases, direct consumers to our wholesale customers where they can purchase our products. We also operate several business-to-business sites where our retail customers can order VF products.

Our Jeanswear, Outdoor and Action Sports, Sportswear and Contemporary Brands Coalitions employ a staff of in-store marketing and merchandising coordinators located in major cities across the United States. These individuals visit our customers’ retail locations to inform the customers’ sales force about our products and related promotions and to ensure that our products, and those of our licensees, are properly presented on the merchandise sales floor.

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

Trademarks

Trademarks, patents and domain names, as well as their related logos, designs and graphics, have substantial value in the marketing of VF’s products and are important to our continued success. We have registered this intellectual property in the United States and in other countries where our products are manufactured and/or sold. We vigorously monitor and enforce VF’s intellectual property against counterfeiting, infringement and violations of other rights where and to the extent legal, feasible and appropriate. In addition, we grant licenses to other parties to manufacture and sell products utilizing our intellectual property in product categories and geographic areas in which VF does not operate.

Customers

VF products are primarily sold through our sales force and independent sales agents and distributors. VF’s customers are specialty stores, department stores, national chains and mass merchants in the United States and in international markets. Of our Total Revenues, 30% are in international markets, primarily in Europe, and 16% are through VF-operated retail stores (which includes international stores).

Sales to VF’s ten largest customers, all of which are retailers based in the United States, amounted to 26% of Total Revenues in 2008, 27% in 2007 and 30% in 2006. These larger customers included (in alphabetical order) Kohl’s Corporation, Macy’s, Inc., J.C. Penney Company, Inc., Sears Holding Corporation, Target Corporation and Wal-Mart Stores, Inc. Sales to the five largest customers amounted to approximately 21% of Total Revenues in 2008, 22% in 2007 and 24% in 2006. Sales to VF’s largest customer, Wal-Mart Stores, Inc., totaled 11% of Total Revenues in 2008, 12% in 2007 and 13% in 2006, substantially all of which were in the Jeanswear Coalition. Generally sales to our ten largest and five largest customer groups have increased in the last two years but are a smaller percentage of Total Revenues in 2008 and 2007 due to higher growth rates in our lifestyle businesses, which have a greater portion of their sales to other customers.

Employees

VF employed approximately 46,600 men and women at the end of 2008, of which approximately 19,900 were located in the United States. Approximately 900 employees in the United States are covered by collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade- sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

Backlog

The dollar amount of VF’s order backlog as of any date is not meaningful, may not be indicative of actual future shipments and, accordingly, is not material for an understanding of the business of VF taken as a whole.

Executive Officers of VF

The following are the executive officers of VF Corporation as of February 14, 2009. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

			Period Served
Name	Position	Age	In Such Office(s)

Eric C. Wiseman	Chairman of the Board Chief Executive Officer President Director	53	August 2008 to date January 2008 to date March 2006 to date October 2006 to date
Robert K. Shearer	Senior Vice President and Chief Financial Officer	57	June 2005 to date
Bradley W. Batten	Vice President — Controller and Chief Accounting Officer	53	September 2004 to date
Candace S. Cummings	Vice President — Administration and General Counsel Secretary	61	March 1996 to date October 1997 to date
Mike Gannaway	Vice President — VF Direct/ Customer Teams	57	January 2008 to date
Frank C. Pickard III	Vice President — Treasurer	64	April 1994 to date
Boyd Rogers	Vice President; President — Supply Chain	59	June 2005 to date
Karl Heinz Salzburger	Vice President; President — International	51	January 2009 to date

Mr. Wiseman was named President and Chief Operating Officer of VF in March 2006, Director of VF in October 2006, Chief Executive Officer in January 2008 and Chairman of the Board in August 2008. He has held a progression of leadership roles within and across VF’s Coalitions since 1995. Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2009 (“2009 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2009, which information is incorporated herein by reference.

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

Mr. Batten rejoined VF as Vice President — Controller in September 2004. Mr. Batten had previously served as Vice President & Chief Financial Officer of VF’s former intimate apparel business from 1998 to July 2000.

Mrs. Cummings joined VF as Vice President — General Counsel in 1995 and became Vice President — Administration and General Counsel in 1996 and Secretary in 1997.

Mr. Gannaway joined VF in July 2004 as Vice President — Customer Management. In January 2008, his responsibilities were broadened to Vice President — VF Direct/Customer Teams.

Mr. Pickard joined VF in 1976 and was elected Assistant Controller in 1982, Assistant Treasurer in 1985, Treasurer in 1987 and Vice President — Treasurer in 1994.

Mr. Rogers joined VF in 1971 and served in a number of positions until his appointment as Vice President — Operations in 1994. He was appointed Vice President — Process Development Supply Chain in 2000 and Vice President — Process and Technology in 2002. In March 2004, he served as Vice President — Global Supply Chain and Technology until his appointment in June 2005 as Vice President of VF and President — Supply Chain.

Mr. Salzburger joined The North Face in 1997 as Chief Executive Officer of European operations and was appointed President of The North Face in 1999. Following the VF acquisition of The North Face in 2000, Mr. Salzburger served as President of VF’s International Outdoor Coalition from 2001 until his appointment as

President of VF’s European, Middle East, Africa and Asian operations in September 2006. In January 2009, Mr. Salzburger was appointed Vice President of VF and President — VF International.

Available Information

All periodic and current reports, registration statements and other filings that VF has filed or furnished to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and public reference room at 100 F Street, NE, Washington, DC 20549 and on VF’s website at www.vfc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge upon written request to the Secretary of VF Corporation, P.O. Box 21488, Greensboro, NC 27420.

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

After VF’s 2009 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on May 2, 2008.

Item 1A.	Risk Factors.

The following risk factors should be read carefully in connection with evaluating VF’s business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect VF’s business, its operating results and its financial condition.

RISKS SPECIFIC TO VF CORPORATION

VF’s business could be adversely affected by reduced consumer spending and consumer confidence.

The global credit crisis that began in 2008 is having a negative impact on retail sales of apparel and other consumer products. Reduced sales by our wholesale customers may lead to lower retail inventory levels, reduced orders from suppliers like VF, or order cancelations. Reduced sales by some of our wholesale customers, along with the possibility of their reduced access to, or inability to access, the credit markets, may result in various retailers experiencing significant financial difficulties. Financial difficulties of customers could result in reduced sales to those customers or could result in store closures, bankruptcies or liquidations. Higher credit risk relating to receivables from customers experiencing financial difficulty may result. If these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable could have a material adverse effect on VF’s financial condition and results of operations.

A growing portion of our revenues are direct-to-consumer through VF-operated retail stores and websites. It is possible that reduced consumer confidence, along with a reduction in availability of consumer credit and increasing unemployment, may lead to reduced purchases of VF’s products through VF-operated retail stores and websites. This could have a material adverse effect on VF’s financial condition and results of operations.

A substantial portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers could substantially reduce VF’s profits.

A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 26% of Total Revenues in fiscal 2008, with Wal-Mart Stores, Inc. accounting for 11% of revenues. Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of VF’s major customers to decrease significantly the number of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry VF’s products, increased ownership concentration within the retail industry, increased credit exposure or increased retailer leverage over their suppliers. These changes could both impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.

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

VF’s business is exposed to foreign currency fluctuations.

Approximately 30% of VF’s Total Revenues is derived from international markets. VF’s foreign businesses operate in functional currencies other than the U.S. dollar. Assets, liabilities, revenues and expenses in these foreign businesses are subject to fluctuations in foreign currency exchange rates. In addition, VF sources and manufactures most of its products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, foreign currency fluctuations could have a material adverse impact on VF’s financial condition and results of operations.

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

VF has entered into agreements to market products under licenses granted by third parties, including Major League Baseball, the National Football League and Harley-Davidson Motor Company, Inc. Some of these licenses are for a short term and do not contain renewal options. Loss of a license, which in certain cases could result in an impairment charge for related intangible assets, could have an adverse effect on VF’s operating results.

VF may not succeed in implementing its growth strategy.

One of our key strategic objectives is growth. We seek to grow through both organic growth and acquisitions, building new growing lifestyle brands, expanding our share with winning customers, stretching VF’s brands and customers to new geographies, fueling the growth by leveraging our supply chain and information technology capabilities across VF, expanding our direct-to-consumer business and building new growth enablers by identifying and developing high potential employees. We may not be able to grow our existing businesses or achieve planned cost savings from ongoing businesses. We may have difficulty identifying acquisition targets, and we may not be able to successfully integrate a newly acquired business or achieve expected cost savings or synergies from such integration. We may not be able to expand our market share with winning customers, expand our brands geographically or achieve the expected results from our supply chain initiatives. We may also have difficulty recruiting or developing qualified managers. Failure to implement our growth strategy may have a material adverse effect on VF’s business.

VF borrows funds on a short-term basis, primarily to support seasonal working capital requirements. Long-term debt is part of VF’s total capital structure. Because of recent conditions in global credit markets, VF may have difficulty accessing the capital markets for short or long-term financing.

During the last several months, the global capital and credit markets have been experiencing extreme levels of volatility and disruption, with government intervention, mergers or bankruptcies of several major financial institutions, and a general decline in global liquidity. Many corporate issuers have been unable to access credit markets.

VF uses short-term commercial paper borrowings primarily to support seasonal working capital requirements, with amounts generally repaid by the end of each year from strong cash flows from operations. VF was able to continue to borrow in the commercial paper markets during 2008, and all commercial paper borrowings were repaid by the end of the year. In addition, VF may access the long-term capital markets to replace maturing debt obligations or to fund acquisition or other growth opportunities. There is no assurance that the commercial paper markets or the long-term capital markets will continue to be a reliable source of financing for VF.

VF has committed domestic and international bank credit facilities. Because of the continued distress in the global capital markets, one or more of the participating banks may not be able to honor their commitments, which could have an adverse effect on VF’s business.

If we were to have difficulty in accessing the short or long-term capital markets, VF has $1.3 billion of committed domestic and international bank credit facilities that expire in October 2012. Continued distress in the financial markets could impair the ability of one or more of the banks participating in our credit agreements from honoring their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

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

During fiscal 2008, approximately 77% of VF’s products sold were produced by and purchased or procured from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in Eastern Europe, Mexico and Central America. Although no single supplier and no one country is critical to VF’s production needs, any of the following could materially and adversely affect our ability to produce or deliver VF products and, as a result, have a material adverse effect on VF’s business, financial condition and results of operations:

•	Political or labor instability in countries where VF’s facilities, contractors and suppliers are located;

•	Political or military conflict, which could cause a delay in the transportation of raw materials and products to VF and an increase in transportation costs;

•	Heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more lengthy inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for VF’s anticounterfeiting measures and damage to the reputation of its brands;

•	Disease epidemics and health-related concerns, such as the SARS, bird flu, mad cow and hoof-and-mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of VF’s goods produced in infected areas;

•	Imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•	Imposition of duties, taxes and other charges on imports; and

•	Imposition or the repeal of laws that affect intellectual property rights.

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

•	An increase or decrease in consumer demand for VF’s products or for products of its competitors;

•	Our failure to accurately forecast customer acceptance of new products;

•	New product introductions by competitors;

•	Unanticipated changes in general market conditions or other factors, which may result in cancelations of orders or a reduction or increase in the rate of reorders placed by retailers;

•	Weak economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items such as VF’s products; and

•	Terrorism or acts of war, or the threat of terrorism or acts of war, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others imitating its products and infringing its intellectual property rights. With the shift in product mix to higher priced brands, VF is more susceptible to infringement of its intellectual property rights. Some of VF’s brands, such as The North Face®, Vans®, JanSport®, Nautica®, Wrangler® and Lee® brands, enjoy significant worldwide consumer recognition, and the generally higher pricing of such products creates additional risk of counterfeiting and infringement.

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

The value of VF’s intellectual property could diminish if others assert rights in, or ownership of, trademarks and other intellectual property rights of VF, or in trademarks that are similar to VF’s trademarks, or trademarks that VF licenses and/or markets. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to VF’s trademarks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar trademarks. VF is from time to time involved in opposition and cancelation proceedings with respect to some items of its intellectual property.

VF obtains licensing royalties and relies on its licensees to maintain the value of its brands.

Only a relatively small portion of VF’s revenues, $81.0 million or 1.1%, was derived from licensing royalties in 2008. Although VF generally has significant control over its licensee products and advertising, we rely on them for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

•	Obtain capital;

•	Manage its labor relations;

•	Maintain relationships with its suppliers;

•	Manage its credit risk effectively; and

•	Maintain relationships with its customers.

In addition, VF relies on its licensees to help preserve the value of its brands. Although we make every attempt to protect VF’s brands through, among other things, approval rights over design, production processes and quality, packaging, merchandising, distribution, advertising and promotion of its products, we cannot completely control the use of licensed VF brands by our licensees. The misuse of a brand by a licensee could have a material adverse effect on that brand and on VF.

VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating expense in VF’s Consolidated Statement of Income.

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

At December 2008, VF had approximately $0.9 billion of trademark intangible assets and $1.3 billion of goodwill on its balance sheet. These assets are not required to be amortized under current accounting rules. In addition, VF had approximately $0.4 billion of intangible assets that are being amortized under current accounting rules. The combined amounts represent 42% of VF’s Total Assets and 75% of Common Stockholders’ Equity.

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

The fair value of a business unit could decline if forecasted revenues or cash flows were to be lower in the future due to effects of the global recession or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a noncash charge in the Consolidated Statement of Income. We have not had any impairment charges in the last three years, other than the 2006 loss on disposal of our intimate apparel business (accounted for as discontinued operations). However, changes in the future outlook of a business unit could result in an impairment loss, which could have a material adverse effect on VF’s results of operations and financial condition.

VF’s defined benefit pension plans were underfunded at the end of 2008 due primarily to the effects of the global financial and credit market crisis that began in 2008. This resulted in a charge to Common Stockholders’ Equity in our Consolidated Balance Sheet and a significant increase in our 2009 pension expense. If the pension plan investments were to decline in value, or if the level of interest rates were to decline from the current level, the pension plans would be further underfunded, resulting in an additional charge to Common Stockholders’ Equity and higher pension expense in future years.

VF’s qualified defined benefit pension plan swung from being overfunded at the end of 2007 to significantly underfunded at the end of 2008. This underfunded status was due primarily to the decline in the value of pension plan assets with the general turmoil in the global securities markets in 2008. The underfunded status resulted in recognition of $414.9 million of liabilities and a $291.0 million after-tax charge to Common Stockholders’ Equity at the end of 2008. For financial accounting, differences between actual investment returns and the actuarially assumed investment return are deferred and amortized to future years’ pension cost. Our pension cost will increase from $10.8 million in 2008 to approximately $98 million in 2009 primarily due to amortization of these deferred actuarial losses.

The level of interest rates drives the discount rate used to value the plans’ projected benefit obligations. In general, a decrease in interest rates would result in a greater present value of future benefit obligations, while an increase in interest rates would result in a smaller present value of future benefit obligations.

A further decrease in the value of pension plan assets or a decrease in interest rates could result in a further decline in the plans’ funded status. In that case, VF would recognize additional liabilities and additional charges to Common Stockholders’ Equity in our Consolidated Balance Sheet and higher pension expense in future years.

If current market conditions persist, VF would be required to make substantial cash funding contributions to the plan, beginning in 2010, to return the plan to a fully funded status over the next few years.

RISKS APPLICABLE TO THE APPAREL INDUSTRY

VF’s revenues and profits depend on the level of consumer spending for apparel, which is sensitive to general economic conditions and other factors affecting consumer confidence.

The apparel industry has historically been subject to cyclical variations and is particularly affected by adverse trends in the general economy. The success of VF’s business depends on consumer spending. Consumer spending is influenced by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment and wages), business conditions, interest rates, housing costs, energy prices, availability of credit and tax rates in the international, national, regional and local markets where VF’s products are sold. Any significant deterioration in general economic conditions, recession or increases in interest rates could reduce the level of consumer spending and inhibit consumers’ use of credit. A significant decline in the securities markets could materially affect consumer confidence, the financial condition of VF’s customers and VF’s operating costs through higher contributions to its pension plan. In addition, natural disasters, war, terrorist activity or the threat of war or terrorist activity could adversely affect consumer spending and thereby have a material adverse effect on VF’s financial condition and results of operations.

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

We cannot predict whether quotas, duties, taxes or other similar restrictions will be imposed by the United States, the European Union or other countries upon the import or export of our products in the future, or what effect any of these actions would have on VF’s business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

VF owns certain facilities used in manufacturing and distribution activities and leases a distribution center under a capital lease. Other facilities are leased under operating leases that generally contain renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.

Manufacturing, distribution and administrative facilities being utilized at the end of 2008 are summarized below by reportable segment:

	Square Footage
	Owned		Leased

Outdoor and Action Sports	1,100,000	*	2,000,000
Jeanswear	5,900,000		1,500,000
Imagewear	800,000		2,400,000
Sportswear	500,000		200,000
Contemporary Brands	200,000		200,000
Corporate and shared services	200,000		200,000

	8,700,000		6,500,000

*	Includes assets under capital lease.

Approximately 70% of the owned and leased space represents manufacturing (cutting, sewing and finishing) and distribution facilities. The remainder represents administrative and showroom facilities.

In addition to the above, VF owns or leases retail or outlet locations totaling 5,900,000 square feet. VF also leases 500,000 square feet of space that was formerly used in its operations but is now subleased to a third party through the end of the lease term.

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

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The high and low sale prices of VF Common Stock, as reported on the NYSE Composite Tape in each calendar quarter of 2008, 2007 and 2006, along with dividends declared, are as follows:

			Dividends
	High	Low	Declared

2008
Fourth quarter	$77.69	$38.22	$0.59
Third quarter	84.60	65.50	0.58
Second quarter	79.87	69.44	0.58
First quarter	83.29	63.68	0.58

			$2.33

2007
Fourth quarter	$87.36	$68.15	$0.58
Third quarter	96.20	78.27	0.55
Second quarter	95.10	82.52	0.55
First quarter	83.29	73.59	0.55

			$2.23

2006
Fourth quarter	$83.10	$73.00	$0.55
Third quarter	75.32	62.16	0.55
Second quarter	67.97	55.99	0.55
First quarter	58.67	53.28	0.29

			$1.94

As of January 31, 2009, there were 4,706 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

Performance graph:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P Apparel, Accessories & Luxury Goods Subindustry Index (“S&P Apparel Index”) for the five calendar years ended December 31, 2008. The S&P Apparel Index at the end of 2008 consisted of Carter’s, Inc., Coach, Inc., Perry Ellis International, Inc., Fossil, Inc., Hanesbrands Inc., Jones Apparel Group, Inc., Liz Claiborne, Inc., Maidenform Brands, Inc., Movado Group, Inc., Oxford Industries, Inc., Phillips-Van Heusen Corporation, Polo Ralph Lauren Corporation, Quiksilver, Inc., True Religion Apparel, Inc., Under Armour, Inc., Unifirst Corporation, VF Corporation, Volcom, Inc. and The Warnaco Group, Inc. The graph assumes that $100 was invested on December 31, 2003, in each of VF Common Stock, the S&P 500 Stock Index and the S&P Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of calendar years 2003 through 2008. Past performance is not necessarily indicative of future performance.

Comparison of Five Year Total Return of
VF Common Stock, S&P 500 Index and S&P Apparel Index
VF Common Stock closing price on December 31, 2008 was $54.77

TOTAL SHAREHOLDER RETURNS

	December
	2003
Company / Index	Base	2004	2005	2006	2007	2008
VF CORPORATION	$100	$130.79	$133.22	$203.07	$174.66	$144.11

S&P 500 INDEX	100	110.88	116.33	134.70	142.10	89.53

S&P APPAREL INDEX	100	129.27	132.28	171.43	127.65	77.11

Issuer purchases of equity securities:

				Maximum Number
			Total Number of	of Shares that
	Total	Weighted	Shares Purchased as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Fiscal Period	Purchased	per Share	Programs	Programs(1)

Sept 28 — Oct 25, 2008	—	$—	—	3,204,000
Oct 26 — Nov 22, 2008	—	—	—	3,204,000
Nov 23 — Jan 3, 2009	—	—	—	3,204,000

Total	—		—

(1)	There were no share repurchases during the fourth quarter of 2008. We will continue to evaluate future share repurchases considering funding required for business acquisitions, our common stock price and levels of stock option exercises. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance-based restricted stock units the number of shares having an aggregate fair market value equal to any minimum statutory federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were no shares withheld under the Mid-Term Incentive Plan during the fourth quarter of 2008.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data for the five years ended January 3, 2009. This selected financial data, derived from financial statements examined by VF’s independent registered public accounting firm, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Notes” included in this report. Historical results presented herein may not be indicative of future results.

	2008	2007	2006	2005	2004
	Dollars in thousands, except per share amounts

Summary of Operations
Total revenues	$7,642,600	$7,219,359	$6,215,794	$5,654,155	$5,218,066
Operating income	938,995	965,441	826,144	767,951	664,357
Income from continuing operations	602,748	613,246	535,051	482,629	398,879
Discontinued operations(1)	—	(21,625)	(1,535)	35,906	75,823
Cumulative effect of a change in accounting policy(2)	—	—	—	(11,833)	—
Net income	602,748	591,621	533,516	506,702	474,702

Earnings (loss) per common share — basic
Income from continuing operations	$5.52	$5.55	$4.83	$4.33	$3.61
Discontinued operations(1)	—	(0.20)	(0.01)	0.32	0.69
Cumulative effect of a change in accounting policy(2)	—	—	—	(0.11)	—
Net income	5.52	5.36	4.82	4.54	4.30
Earnings (loss) per common share — diluted
Income from continuing operations	$5.42	$5.41	$4.73	$4.23	$3.54
Discontinued operations(1)	—	(0.19)	(0.01)	0.31	0.67
Cumulative effect of a change in accounting policy(2)	—	—	—	(0.10)	—
Net income	5.42	5.22	4.72	4.44	4.21
Dividends per share	2.33	2.23	1.94	1.10	1.05
Dividend payout ratio(3)	43.0%	42.7%	41.1%	24.2%	24.9%

Financial Position
Working capital	$1,640,828	$1,510,742	$1,563,162	$1,213,233	$1,006,354
Current ratio	2.6	2.3	2.5	2.1	1.7
Total assets	$6,433,868	$6,446,685	$5,465,693	$5,171,071	$5,004,278
Long-term debt	1,141,546	1,144,810	635,359	647,728	556,639
Redeemable preferred stock	—	—	—	23,326	26,053
Common stockholders’ equity	3,555,892	3,576,829	3,265,172	2,808,213	2,513,241
Debt to total capital ratio(4)	25.2%	26.4%	19.5%	22.6%	28.5%
Average number of common shares outstanding	109,234	110,443	110,560	111,192	109,872
Book value per common share	$32.37	$32.58	$29.11	$25.50	$22.56

Other Statistics(5)
Operating margin	12.3%	13.4%	13.3%	13.6%	12.7%
Return on invested capital(6)(7)	13.5%	14.8%	14.7%	14.2%	13.4%
Return on average common stockholders’ equity(7)	16.5%	18.4%	18.0%	18.0%	17.8%
Return on average total assets(7)	9.1%	10.4%	10.0%	9.4%	8.5%
Cash provided by operations	$679,472	$833,629	$454,128	$533,654	$646,372
Cash dividends paid	$255,235	$246,634	$216,529	$124,116	$117,731

(1)	Women’s intimate apparel business sold in April 2007.

(2)	After tax effect of change in accounting policy in 2005 to adopt FASB Statement 123(R), Share-Based Payment.

(3)	Dividends per share divided by the total of income from continuing and discontinued operations per diluted share.

(4)	Total capital is defined as common stockholders’ equity plus short-term and long-term debt.

(5)	Operating statistics are based on continuing operations.

(6)	Invested capital is defined as average common stockholders’ equity plus average short-term and long-term debt.

(7)	Return is defined as income from continuing operations before net interest expense, after income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

VF owns a diverse portfolio of brands with strong market positions in several consumer product categories. In addition, we market occupational apparel to resellers and major corporate and government customers. VF has a broad customer base, with products distributed through leading specialty stores, upscale and traditional department stores, national chains and mass merchants, plus VF-operated retail stores and internet websites.

VF is organized around our principal product categories and major brands within those categories. These groupings of businesses, referred to as “coalitions,” are summarized as follows:

Coalition	Principal VF-owned Brands

Outdoor and Action Sports	The North Face®, Vans®, JanSport®, Eastpak®, Kipling® (except in North America), Napapijri®, Reef®, Eagle Creek®
Jeanswear	Wrangler®, Wrangler Hero®, Lee®, Riders®, Rustler®, Timber Creek by Wrangler®
Imagewear	Red Kap®, Bulwark®, Majestic®
Sportswear	Nautica®, John Varvatos®, Kipling® (in North America)
Contemporary Brands	7 For All Mankind®, lucy®

Discontinued Operations

VF sold its women’s intimate apparel business in April 2007. The decision to exit this business was representative of our strategic plan to shift VF’s portfolio mix to higher growth, higher margin lifestyle brands. Because VF has sold this business, the operating results, assets, liabilities and cash flows of the global intimate apparel business have been separately presented as discontinued operations in the Consolidated Financial Statements.

See Note C to the Consolidated Financial Statements for further details about the discontinued operations. Unless otherwise stated, the remaining sections of this discussion and analysis of results of operations and financial condition relate only to continuing operations.

Impact of the Current Global Economic Environment

The global economy reflected significant volatility and change during 2008 — declines in residential and commercial real estate values that spread across the globe, rapid and extreme changes in commodity prices and currency markets, sharp declines in global securities markets, rising unemployment, and a credit and liquidity crisis — leading to the current global recession. VF reported record revenues and earnings per share in each of its first three quarters and full year of 2008. However, our fourth quarter performance was negatively impacted by the deteriorating global economic environment and its impact on consumer spending. There is every indication that these difficult economic conditions will continue through 2009.

In response to these market conditions and the expectation that they would continue, we took an aggressive approach to reducing costs, resulting in a charge of $41.0 million in the fourth quarter of 2008. These cost reduction initiatives are expected to result in cost savings of approximately $100 million beginning in 2009. See Note K to the Consolidated Financial Statements.

Long-term Financial Targets

In January 2008, we revised two of our long-term financial targets and added a new earnings per share growth target. We expect attainment of these targets to drive increases in total shareholder return (“TSR”), which is the total of stock price appreciation and dividends received by our shareholders. While the revenue and earnings growth targets are not expected to be achieved in 2009, we have not revised our longer-term outlook. These targets are summarized below:

•	Revenue growth of 8% to 10% per year — At the beginning of 2008, we increased our long-term revenue growth target from 6% to 8% per year to 8% to 10% per year, with approximately 6% to 7% coming from organic growth and 2% to 3% from acquisitions. We had exceeded the prior target by achieving revenue growth of 16% in 2007 and 10% in 2006. In 2008, our revenues increased by 6%. Key drivers of future growth consistent with the 8% to 10% target include a continuation of the strong momentum we have experienced in our outdoor and action sports businesses, growth in our contemporary brands and sportswear businesses, acquisitions of key lifestyle brands, international expansion and continued growth in our direct-to-consumer business. We expect our international revenues to expand approximately 13% annually and account for 33% of our total revenues by 2012, compared with 30% in 2008. Revenues in our direct-to-consumer business are also expected to grow by approximately 18% annually and represent 22% of revenues by 2012, compared with 16% in 2008. We have many programs in place to continue to drive organic growth across our brands and will continue to aggressively search for opportunities to acquire branded lifestyle businesses that meet our strategic and financial goals.

•	Operating income of 15% of revenues — We increased our long-term targeted operating margin from 14% to 15%. Our operating margins had approached the original 14% target in 2007 and 2006. However, operating margins declined to 12.3% in 2008, reflecting the negative impact from cost saving actions of 0.8% primarily related to workforce reductions and the current difficult global economic conditions, particularly in the fourth quarter of the year. We expect future improvement in our operating margin as we (i) leverage our costs across an expanded revenue base, (ii) grow our international and retail businesses, which have higher than VF average operating margins, (iii) continue our relentless focus on cost reduction and (iv) grow existing lifestyle brands that report higher than VF average operating margins.

•	Earnings per share growth of 10% to 11% per year — We established a new target of 10% to 11% annual growth in diluted earnings per share and believe that earnings per share can grow at a faster rate than revenues, reflecting expansion in our operating margin. We had exceeded this growth rate in recent years. With the impact of the cost reduction actions and global economic events mentioned above, earnings per share were flat in 2008. On a long-term basis, we expect our growth rate of earnings per share to be in line with the new target.

In addition to the revised and new targets discussed above, we maintained the following long-term targets:

•	Return on invested capital of 17% — We believe that a high return on capital is closely correlated with enhancing TSR. We calculate return on invested capital as follows:

Income from continuing operations before net interest expense, after income taxes
  Average common stockholders’ equity, plus average short and long-term debt

VF earned a 13.5% return on invested capital in 2008 and a 14.8% return in 2007. Our returns in these years were impacted by our 2008 cost reduction initiatives and by acquisitions in 2007. Newly acquired businesses generally have a lower than average return on invested capital in their earliest years of ownership.

•	Debt to capital of less than 40% — We have established a goal of keeping our debt to less than 40% of our total capitalization, with capitalization defined as our common stockholders’ equity, plus combined short and long-term debt. This ratio was 25.2% at the end of 2008. This low debt to capital ratio demonstrates VF’s ability to generate strong cash flow considering the level of dividend, share repurchase and acquisition spending over the last several years.

•	Dividend payout ratio of 40% — Our target is to return approximately 40% of earnings to our stockholders through a consistent dividend policy. The 2008 dividend payout ratio was 43.0% of Net Income. VF has increased its dividends paid per share each year for the past 36 years.

We evaluate our existing businesses to ensure that they meet our strategic and financial objectives and may in the future decide to exit a business that does not meet those objectives, as demonstrated by the sale of the global intimate apparel business in 2007.

Strategic Objectives

We have developed a growth plan that we believe will enable VF to achieve its long-term revenue and earnings targets. Our growth strategy consists of six drivers:

1.	Build more global, growing lifestyle brands. Focus on building more growing, global lifestyle brands with an emphasis on younger consumers and on female consumers.

2.	Expand our share with winning customers. Develop brand and product strategies that will enable us to gain market share with successful, growing retail partners.

3.	Stretch brands to new geographies. Grow our international presence, particularly in expanding economies such as those in China, India and Russia.

4.	Expand our direct-to-consumer business. Increase the portion of revenues obtained from VF-operated monobrand retail stores and e-commerce.

5.	Fuel the growth. Leverage our supply chain and information technology capabilities across VF to drive lower costs and inventory levels, increase productivity and integrate acquisitions efficiently to generate savings that can be reinvested in our brands.

6.	Build new growth enablers. Support our growth plans by identifying and developing high potential employees and by building a diverse team of talented leaders.

Highlights of 2008

There were several notable actions and achievements in 2008:

•	Revenues and earnings per share were both at record levels.

•	Total Revenues increased 6% to $7,642.6 million, driven by higher revenues in our outdoor and action sports, international and direct-to-consumer businesses and the benefit of a full year of ownership of the contemporary brands businesses.

•	With $679.5 million of cash flow from operating activities, VF had adequate liquidity to cover all of its current needs, as well as fund $217.6 million of investments in capital expenditures and acquisitions, $255.2 million of dividends paid and $149.7 million of repurchases of our Common Stock. We ended the year with $381.8 million of cash and equivalents. And with our investment grade credit rating, we continue to have access to the capital markets, despite the credit crisis in late 2008. At the end of 2008, we had the ability to borrow over $1.3 billion under committed bank credit agreements.

•	We took aggressive actions to address the uncertainty posed by current economic conditions and to protect our future profitability. These cost reduction actions should bring about annualized savings of approximately $100 million, beginning in 2009. The actions resulted in a $41.0 million charge in the fourth quarter.

•	In May 2008, VF acquired one-third of the outstanding equity of Mo Industries, which owns the Splendid® and Ella Moss® brands of premium sportswear marketed to better department and specialty stores. VF expects to acquire the remaining two-thirds equity in the first half of 2009. Mo Industries had total revenues of $95 million for the full year 2008. See Note B to the Consolidated Financial Statements.

Analysis of Results of Continuing Operations

Consolidated Statements of Income

The following table presents a summary of the changes in our Total Revenues during the last two years:

	2008	2007
	Compared with	Compared with
	2007	2006
	In millions

Total revenues — prior year	$7,219	$6,216
Organic growth	120	631
Acquisitions in prior year (to anniversary dates)	291	25
Acquisitions in current year	13	347

Total revenues — current year	$7,643	$7,219

Total Revenues consist of Net Sales of products and Royalty Income from licensees. Revenues increased in 2008 due to overall unit volume increases and organic growth in our outdoor and action sports businesses and the benefit of a full year of operations of our contemporary brands businesses acquired in 2007. The impact of the 53rd week in 2008 was not significant to VF’s operating results. Revenues in most of our businesses increased in 2007, with the largest growth in our outdoor and action sports and jeanswear businesses. Additional details on revenues are provided in the section titled “Information by Business Segment.”

In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar in relation to the functional currencies where VF conducts the majority of its business (primarily the European euro countries) benefited revenue by $109 million in 2008 relative to 2007, and $130 million in 2007 relative to 2006. The weighted average translation rate for the euro was $1.47 per euro during 2008 compared with $1.36 during 2007. With the strengthening of the U.S. dollar in recent months to $1.39 per euro at December 2008, reported revenues in 2009 are expected to be negatively impacted compared with 2008.

The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	2008	2007	2006

Gross margin (total revenues less cost of goods sold)	43.9%	43.5%	43.4%
Marketing, administrative and general expenses	31.7	30.1	30.1

Operating income	12.3%	13.4%	13.3%

Gross margins increased to 43.9% of revenues in 2008, compared with 43.5% in 2007 and 43.4% in 2006. Gross margins increased 0.5% in 2008 from the impact of our lifestyle businesses, which have gross margin percentages higher than VF averages, representing a higher percentage of Total Revenues. The slight increase in the gross margin percentage in 2007 over 2006 was also due to our higher margin lifestyle businesses representing a higher percentage of Total Revenues.

In 2008, 77% of our total Net Sales related to products sourced from contractors, primarily in Asia, and 23% related to products manufactured in VF-owned facilities in Mexico, Europe and Central and South America. We believe a combination of VF-owned and contracted production from different geographic regions provides flexibility and a competitive advantage in our product sourcing.

Marketing, Administrative and General Expenses as a percent of revenues were 31.7% of revenues in 2008 and 30.1% in both 2007 and 2006. This ratio increased 1.4% in 2008 due to the growth in our direct-to-consumer business, which has a higher expense ratio. Our direct-to-consumer business represented 16% of total VF revenues in 2008 and 14% in 2007. In addition, the specific cost reduction actions discussed in the “Highlights of 2008” section of the “Overview” above increased this ratio by 0.6% in 2008. These increases were partially offset by lower incentive compensation and other spending reductions. While the 2007 ratio was flat compared with 2006, the 2007 ratio reflected the net impact of the higher expense ratios of our 2007 acquisitions and the cost reduction actions taken in 2007, offset by the beneficial impact of revenue growth in many of our businesses, resulting in improved leverage of operating expenses.

We include costs of cooperative advertising, licensing, retail stores and shipping and handling in Marketing, Administrative and General Expenses, as stated in our significant accounting policies in Note A to the Consolidated Financial Statements. Some apparel companies classify cooperative advertising costs as a reduction of Net Sales and licensing costs as a reduction to Royalty Income. Further, some classify retail store costs and shipping and handling costs in Cost of Goods Sold. Accordingly, our gross margins and operating expenses may not be directly comparable with other apparel companies.

Interest income decreased $3.2 million in 2008 primarily due to lower interest rates. Interest expense (including bank fees and amortization of deferred costs and a hedging gain) increased $21.9 million in 2008 due to an increase in debt balances related to the issuance of $600.0 million of senior long-term notes in October 2007 to fund our 2007 acquisitions. This increase was partially offset by lower short-term borrowing rates. Interest expense increased $14.9 million in 2007 due to (i) higher borrowings needed to fund acquisition activity and (ii) higher interest rates on short-term debt. Average interest-bearing debt outstanding totaled approximately $1,454 million for 2008, $1,080 million for 2007 and $900 million for 2006. The weighted average interest rate on outstanding debt was 6.3% for 2008, 6.4% for 2007 and 6.1% for 2006.

The effective income tax rate was 28.9% in 2008, compared with 32.3% in 2007 and 31.2% in 2006. During 2008, 2007 and 2006, we recorded tax benefits of $24.6 million, $12.0 million and $16.9 million, respectively, for the favorable tax outcomes upon audits in several international locations and from expirations of statutes of limitations in locations where tax contingencies were recorded for open tax years. These benefits lowered our annual tax rates by 2.9%, 1.3% and 2.2%, respectively, for 2008, 2007 and 2006. During 2008, we also recorded tax benefits of $11.5 million due to updated assessments of previously accrued amounts. These benefits lowered our 2008 annual tax rate by 1.4%. The remainder of the decline in the effective income tax rate in 2008 from 2007 was attributed to growth in our international businesses in jurisdictions having effective tax rates that are substantially lower than the United States as well as VF average effective rates.

Income from Continuing Operations decreased 2% to $602.7 million in 2008 from $613.2 million in 2007, while earnings per share increased to $5.42 in 2008 from $5.41 in 2007. Cost reduction actions taken during 2008 lowered earnings per share by $0.41. Cost reduction actions completed in 2007, partially offset by the gain on exiting the H.I.S® business, reduced 2007 earnings per share by $0.06. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar had a $0.15 favorable impact on earnings per share in 2008 compared with 2007. Discrete tax items accounted for an incremental benefit of $0.16 in 2008 earnings per share over 2007. Earnings per share increased slightly in 2008 on lower Income from Continuing Operations due to the reduced number of diluted shares outstanding in 2008.

After considering the effects of discontinued operations, VF reported net income of $591.6 million ($5.22 per share) in 2007 and $533.5 million ($4.72 per share) in 2006. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar had a $0.11 per share favorable impact in 2007 compared with 2006. Net income for 2007 also benefited by $0.09 per share from the acquisitions made in 2007.

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

We have recently realigned our management structure within our former Outdoor Coalition to better capture future opportunities in the outdoor and action sports industries. As a result, we have renamed that coalition the Outdoor and Action Sports Coalition.

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

See Note R to the Consolidated Financial Statements for a summary of our results of operations and other information by coalition, along with a reconciliation of Coalition Profit to Income from Continuing Operations

Before Income Taxes. To leverage the scale of VF, there are a number of functions that are shared across all coalitions. Accordingly, coalition results are not necessarily indicative of operating results that would have been reported had each business coalition been an independent, stand-alone entity during the periods presented. Further, VF’s presentation of Coalition Profit may not be comparable with similar measures used by other companies.

The following table presents a summary of the changes in our Total Revenues by coalition during the last two years:

	Outdoor
	and Action				Contemporary
	Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
	In millions

Total revenues — 2006	$1,868	$2,780	$828	$686	$—	$54
Organic growth	470	92	4	(2)	—	67
Acquisition in prior year	—	25	—	—	—	—
Acquisitions in current year	49	—	156	—	142	—

Total revenues — 2007	2,387	2,897	988	684	142	121
Organic growth	341	(145)	(30)	(50)	2	2
Acquisitions in prior year	14	—	33	—	244	—
Acquisition in current year	—	13	—	—	—	—

Total revenues — 2008	$2,742	$2,765	$991	$634	$388	$123

Outdoor and Action Sports:

The Outdoor and Action Sports Coalition consists of VF’s outdoor and action sports-related businesses including The North Face® brand apparel, footwear and equipment, Vans® performance and casual footwear and apparel, JanSport® and Eastpak® daypacks and apparel, Kipling® bags and accessories, Napapijri® outdoor-based sportswear, Reef® beach-inspired footwear and apparel and Eagle Creek® adventure travel gear.

Outdoor and Action Sports Coalition Revenues increased 15% in 2008 led by global unit gains from strong consumer demand for our The North Face®, Vans®, Kipling®, Napapijri® and Eastpak® brands. The growth in these brands, particularly The North Face® and Vans®, included geographic expansion and the opening of additional owned retail locations. Domestic revenues for our outdoor and action sports businesses increased 11%, while international revenues increased 21%, with the favorable effects of foreign currency accounting for $57 million or 6% of this increase.

Revenues increased 28% in 2007, with 25% organic growth and the remainder resulting from the Eagle Creek and The North Face — China acquisitions in 2007. The organic growth was led by global unit volume increases in our The North Face®, Vans®, Kipling® and Napapijri® brands. Domestic revenues for our outdoor and action sports businesses increased 24% in 2007, while international revenues increased 35%, with the favorable effects of foreign currency accounting for $73 million or 11% of this increase.

Coalition Profit increased 16% in 2008, with operating margins increasing to 16.6% from 16.4% in 2007. The increase was driven by higher revenues, resulting in improved leverage of operating expenses, and growth in our international and retail operations, where operating margins are higher. These improvements were partially offset by an $8.3 million charge related to cost reduction actions that negatively impacted operating margins by 0.3%.

Coalition Profit increased 31% in 2007, with operating margins increasing to 16.4% in 2007 from 16.0% in 2006. The increase was also driven by strong revenue growth and the improved leverage of operating expenses and higher revenues in our international and retail operations. These improvements were partially offset by the negative impact of higher levels of distressed sales and additional investments in our retail operations.

Jeanswear:

The Jeanswear Coalition consists of our global jeanswear businesses, led by the Wrangler® and Lee® brands. Overall jeanswear revenues were down 5% in 2008 and up 4% in 2007.

Domestic jeanswear revenues decreased 8% in 2008 and were flat in 2007 compared with 2006. The decline in 2008 resulted from a very difficult retail environment caused by the deteriorating global economy that impacted the

Lee, mass market and western specialty businesses. In 2007, a 3% increase in our mass market business over 2006 was offset by slight declines in our Lee and specialty businesses.

Jeanswear revenues in international markets, including Europe, Canada, Mexico, Latin America and Asia, increased 2% in 2008 over 2007 and 13% in 2007 over 2006. Foreign currency translation positively impacted international jeanswear 2008 revenues by $50 million, or 5%, and 2007 revenues by $57 million, or 6%. Revenues on a constant-currency basis were down in 2008, reflecting difficult economic conditions in key European countries and the sale of the H.I.S® business in 2007, which accounted for $25 million of revenues in that year. These declines were partially offset by revenue growth in our Asia businesses. Revenues increased in all geographic areas in 2007 over 2006 with the exception of our Latin America operations, where revenues were flat.

Jeanswear Coalition operating margins were 13.7% in 2008 and 16.6% in 2007. Jeanswear operating results included expenses of $27.3 million in 2008 and $8.0 million in 2007 related to capacity reduction and other cost saving actions, which negatively impacted operating margins in those years by 1.0% and 0.3%, respectively. Operating margins in 2008 were also impacted by lower revenues without comparable expense reduction, increased promotional activities and higher product costs. The 2007 operating margin was favorably impacted by 0.2% related to the gain on the sale of H.I.S® trademarks and related intellectual property during that year.

Jeanswear Coalition operating margins were 16.6% in 2007 and 15.5% in 2006. The increase in 2007 operating margins resulted from (i) growth in our international jeans businesses, where gross margins are higher than our domestic businesses, (ii) improved operating efficiencies, (iii) a 0.2% increase in 2007 due to the gain on the H.I.S® sale and (iv) capacity and other cost reduction actions that negatively impacted margins by 0.3% in 2007 vs. 0.5% in 2006.

Imagewear:

The Imagewear Coalition includes VF’s occupational (industrial, career and safety) apparel business, as well as our licensed sports apparel business. Imagewear Coalition Revenues were flat in both our occupational and licensed sports apparel businesses in 2008 compared with 2007. Imagewear Coalition Revenues increased in 2007 compared with 2006 due to the Majestic acquisition.

Occupational apparel revenues declined 3% in 2007 from 2006. This reduction included the impact of exiting our underperforming commodity fleece and T-shirt business. Excluding this business, revenues in our occupational apparel business increased slightly in 2007 over 2006.

Revenues in the licensed apparel business increased 59% in 2007 over 2006 due to the acquisition of Majestic. This acquisition added $156 million to revenues in 2007. Excluding the impact of the Majestic acquisition, licensed apparel revenues increased 6% in 2007 led by growth in the licensed National Football League and Major League Baseball businesses.

Imagewear Coalition operating margins declined in 2008 to 13.3% from 14.4% in 2007, reflecting difficult market conditions in the fourth quarter of 2008 that especially affected consumer spending in our licensed sports apparel businesses. In addition, the 2008 operating results included a $2.0 million charge for cost reduction activities that negatively impacted the operating margin by 0.2% and additional investments in advertising that accounted for 0.4% of the margin decline.

Operating margins for the Imagewear Coalition declined to 14.4% in 2007 from 16.2% in 2006, resulting from competitive factors impacting the pricing of new programs within the occupational apparel businesses and the impact of the 2007 Majestic acquisition, which had lower operating margins than Imagewear Coalition averages.

Sportswear:

The Sportswear Coalition consists of our Nautica® lifestyle brand, the John Varvatos® luxury collection for men and the Kipling® brand business in North America (whereas the Kipling® brand is managed as part of the Outdoor and Action Sports Coalition internationally).

Coalition Revenues were down 7% in 2008 compared with 2007, with an 11% decrease in our Nautica® brand revenues partially offset by double-digit revenue gains in our John Varvatos® and Kipling® brand businesses. The decline in the Nautica business resulted from difficult market conditions in the department store channel, lower volumes in our retail outlet stores and the exit in early 2008 of our women’s wholesale business.

Coalition Revenues were flat in 2007 compared with 2006, with a 4% decrease in our Nautica® brand revenues offset by double-digit revenue gains in our John Varvatos® and Kipling® brand businesses. The overall decline in

Nautica revenues resulted from lower menswear business due to challenging conditions in department stores and higher promotional activity in our Nautica retail stores in the second half of 2007.

Sportswear Coalition operating margins declined to 6.3% in 2008 from 9.6% in 2007 due to lower Nautica® brand revenues without comparable expense reduction and increased markdown activity related to a highly promotional retail environment. In addition, the 2008 operating results included $5.8 million in charges for cost reduction activities, including the exit of the Nautica® women’s wholesale sportswear business that negatively impacted the operating margin by 0.9%.

Sportswear Coalition operating margins declined to 9.6% in 2007 from 13.3% in 2006 due to the impact of revenue decreases in the Nautica® brand without comparable expense reduction and increased promotional activity in our owned outlet stores and the department store channel in 2007.

Contemporary Brands:

This coalition was formed in August 2007 with two newly acquired businesses — Seven For All Mankind (7 For All Mankind® brand of premium denim jeanswear and related apparel) and lucy activewear (lucy® brand of women’s activewear). This coalition in 2008 also includes the earnings since June 2008 from our one-third equity investment in Mo Industries, the owner and marketer of the Splendid® and Ella Moss® brands. VF expects to acquire the remaining two-thirds equity interest in Mo Industries in the first half of 2009.

The increase in Coalition Revenues in 2008 was due to a full year of ownership of the 7 For All Mankind® and lucy® brands and additional VF-operated retail store openings.

The Contemporary Brands Coalition operating margin decreased from 17.5% in 2007 to 13.9% in 2008, reflecting high levels of promotion and markdown-related expenses as a result of the significant impact of the economic downturn on the more upscale department stores. In addition, the 2008 operating results included the impact of 1.7% for charges for an unremitted value-added tax and duty matter and cost reduction initiatives.

Other:

The Other business segment includes the VF Outlet business, which is a group of company-operated retail outlet stores in the United States that sell a broad selection of excess quantities of VF products and other branded products. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products (primarily women’s intimate apparel, childrenswear, hosiery, underwear and accessories, which provide a broader selection of merchandise to attract consumer traffic) are reported in this business segment. Revenues in 2008 for the Other business segment were flat with 2007. The increase in revenues in 2007 over 2006 was due to VF Outlets’ sales of women’s intimate apparel products obtained from independent suppliers following VF’s exit of its intimate apparel business in April 2007 (whereas such revenues prior to April 2007 were reported as part of discontinued operations).

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

Corporate and Other Expenses consists of corporate headquarters’ and similar costs that are not apportioned to the operating coalitions. These expenses are summarized as follows:

	2008	2007	2006
	In millions

Information systems and shared services	$178.2	$187.0	$179.0
Less costs apportioned to coalitions	(150.3)	(146.4)	(153.0)
Less billings for transition services after sale of intimate apparel business	—	(13.7)	—

	27.9	26.9	26.0
Corporate headquarters’ costs	79.3	96.4	84.7
Trademark maintenance and enforcement	11.3	10.9	11.3
Other	1.3	6.1	5.8

Corporate and Other Expenses	$119.8	$140.3	$127.8

Information Systems and Shared Services — Included are costs of our management information systems and our centralized shared services center, which includes common financial, supply chain, human resources and customer management services that support our worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services, such as minutes of computer processing time, number of transactions or number of users. Costs to develop new computer applications that will be used across VF are not allocated to the coalitions. The decrease in information systems and shared services costs in 2008 resulted primarily from information systems costs incurred in 2007 for transition services provided to the acquirer of our intimate apparel business that did not recur in 2008. The reimbursement of these costs from the acquirer in 2007 is separately presented above.

Corporate Headquarters’ Costs — Headquarters’ costs include compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general expenses, which are not apportioned to the coalitions. The decrease in corporate headquarters’ costs in 2008 from 2007 resulted primarily from lower management incentive compensation. The increase in these costs from 2006 to 2007 was driven by higher incentive compensation and other costs.

Trademark Maintenance and Enforcement — Legal and other costs of registering, maintaining and enforcing the majority of VF’s trademarks, plus related costs of licensing administration, are controlled by a centralized trademark and licensing staff and are not allocated to the coalitions.

Other — This category includes (i) adjustments to convert the earnings of certain business units using the FIFO inventory valuation method for internal reporting to the LIFO method for consolidated financial reporting, (ii) miscellaneous costs that result from corporate programs or corporate-managed decisions that are not allocated to the business units for internal management reporting and (iii) other consolidating adjustments.

Analysis of Financial Condition

Balance Sheets

Accounts Receivable decreased 12% in 2008 due, in part, to a 5% decrease in fourth quarter wholesale revenues compared with 2007. In addition, collections on accounts receivable were higher in 2008 because that year included 53 weeks; that is, collections in the 53rd week ended January 3, 2009 sharply exceeded credit sales during that week.

Inventories increased 1% in 2008, reflecting our aggressive management of inventory levels during the economic downturn.

Other Current Assets increased at December 2008 over 2007 due primarily to an increase in prepaid income taxes at the end of 2008.

Property, Plant and Equipment remained flat at the end of 2008 compared with 2007, with additions from 2008 capital spending being offset by depreciation and the effects of foreign currency translation. Capital spending in 2008 supported the growth of our businesses and specifically included an increased level of spending to support new retail stores.

Total Intangible Assets and Goodwill decreased in 2008 due to the amortization of intangible assets and the impact of a stronger U.S. dollar in translating balances of international businesses, partially offset by the acquired Lee Spain balances.

Other Assets increased in 2008 as a result of our investment in Mo Industries and higher deferred income taxes. The increase in deferred income taxes primarily related to the underfunded status of our defined benefit pension plans as discussed below. These increases were partially offset by a decline in the value of our assets held for deferred compensation plans.

In October 2007, VF entered into a $1.0 billion domestic senior unsecured committed revolving bank credit agreement that supports issuance of up to $1.0 billion in commercial paper. Also in October 2007, certain international subsidiaries, with VF as guarantor, entered into a €250.0 million (U.S. dollar equivalent of $347.2 million) senior unsecured committed revolving bank credit agreement. There were no Short-term Borrowings under these domestic or international credit agreements at December 2008. Short-term Borrowings at December 2007 included $92.7 million outstanding under the international credit agreement. Short-term Borrowings under other international borrowing agreements were $53.6 million at December 2008 and $38.8 million at December 2007.

Accounts Payable decreased in 2008 compared with 2007 due to the timing of inventory purchases and the related vendor payments at our fiscal year-end. Accrued Liabilities increased in 2008 due to the fourth quarter 2008 charge for cost reduction actions and increased income and other tax accruals, partially offset by lower incentive compensation liabilities.

Other Liabilities increased due to the underfunded status of our defined benefit pension plans at the end of 2008, as discussed in the following paragraph. This increase is partially offset by lower deferred compensation liabilities and deferred income taxes.

The global credit crisis and the related significant declines in global securities markets during 2008 resulted in a significant decline in the value of our defined benefit pension plan’s investment portfolio. As a result, our projected pension benefit obligations now exceed the value of our plan’s investment assets. In accordance with FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the underfunded status of our pension plans was recognized as a $414.9 million liability at December 2008 and a $291.0 million after-tax charge in Accumulated Other Comprehensive Income (Loss). Net deferred actuarial losses in Accumulated Other Comprehensive Income (Loss) will be amortized to pension expense over the next five years. See Note N to the Consolidated Financial Statements for a discussion of asset, liability and equity balances related to defined benefit pension plans.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	2008	2007
	Dollars in millions

Working capital	$1,640.8	$1,510.7
Current ratio	2.6 to 1	2.3 to 1
Debt to total capital	25.2%	26.4%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus common stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 18.7% at the end of 2008.

VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash flow from operating activities of continuing operations, which was $679.5 million in 2008, $833.6 million in 2007 and $454.1 million in 2006, is primarily dependent on the level of Income from Continuing Operations and changes in investments in inventories and other working capital components. Income from Continuing Operations was $602.7 million, $613.2 million and $535.1 million in 2008, 2007 and 2006, respectively. Income from Continuing Operations in each year included noncash stock-based compensation expense of $31.6 million, $62.4 million and $46.4 million in 2008, 2007 and 2006, respectively. Also, we did not make a discretionary contribution to our qualified defined benefit pension plan in 2007 or 2008 because of the plan’s funded status at the beginning of each of those years. Operating cash flows in 2006 included a discretionary contribution to the pension plan of $75.0 million.

The net change in operating asset and liability components was a cash usage of $152.3 million in 2008, $4.2 million in 2007 and $200.6 million in 2006. Cash flow in 2008 benefited from collections on accounts receivable in the 53rd week of the year; that is, collections in the 53rd week ended January 3, 2009 sharply exceeded credit sales during that week. Cash flow in 2007 benefited because the timing of year-end payments resulted in an unusually large accounts payable balance at the end of 2007, which resulted in higher accounts payable disbursements in 2008. Cash generated from operations was lower in 2006 due to (i) higher than normal accounts receivable at the end of 2006, resulting from very strong international sales near the end of the year to customers with longer payment terms, (ii) unusually low accounts payable at the end of 2006 due to the timing of inventory receipts and (iii) unusually high accrued income taxes at the beginning of 2006 due to required tax payments for the prior year.

To finance ongoing operations and most unusual circumstances that may arise, VF anticipates relying on continued future strong cash generation. In addition, VF has significant existing liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of 2008, $988.4 million was available for borrowing under VF’s $1.0 billion senior unsecured committed revolving bank credit facility, with $11.6 million of standby letters of credit issued under the agreement. This credit facility is used primarily to support our seasonal commercial paper borrowings. Also at the end of 2008, €250.0 million (U.S. dollar equivalent of $347.2 million) was available for borrowing under VF’s senior unsecured committed international revolving bank credit facility.

As discussed in the previous Balance Sheets section, our defined benefit pension plans were significantly underfunded at the end of 2008. VF is not required and does not intend to make a funding contribution to the plan during 2009. VF has adequate liquidity to meet future funding requirements. We will continue to evaluate the funded status of our retirement plans and to evaluate future funding levels.

We paid cash of $93.4 million, $1,060.6 million and $39.3 million for acquisitions in 2008, 2007 and 2006, respectively, net of cash balances in the acquired companies. These acquisitions were funded with existing VF cash balances, short-term commercial paper borrowings and bank borrowings. In addition, we received $348.7 million in proceeds from the sale of our intimate apparel business in 2007.

Capital expenditures were $124.2 million in 2008, compared with $113.9 million and $127.2 million in 2007 and 2006, respectively. Capital expenditures in each of these years primarily related to retail, distribution and information systems, as well as maintenance spending across our global manufacturing network. We expect that capital spending could reach $110 million in 2009. Capital spending will be funded by cash flow from operations.

During 2007, VF received $592.8 million in proceeds from the issuance of $600.0 million principal amount of 5.95% senior notes due in 2017 and 6.45% senior notes due in 2037. VF paid $78.1 million under the international bank credit agreement in 2007 and paid $33.0 million notes in each of 2007 and 2006 related to the Nautica acquisition. See Notes J and L to the Consolidated Financial Statements.

In October 2007, Standard & Poor’s Ratings Services affirmed its ‘A minus’ corporate credit rating, ‘A-2’ commercial paper rating and ‘stable’ outlook for VF. Standard & Poor’s also assigned its ‘A minus’ senior unsecured debt rating to VF’s $600.0 million unsecured senior notes issued in October 2007. In August 2007, Moody’s Investors Service affirmed VF’s long-term debt rating of ‘A3’, commercial paper rating of ’Prime-2’ and ‘stable’ outlook. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the $600.0 million of senior notes issued in 2007, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

During 2008, VF purchased 2.0 million shares of its Common Stock in open market transactions at a cost of $149.7 million (average price of $74.86). During 2007, VF purchased 4.1 million shares of its Common Stock at a cost of $350.0 million (average price of $85.03), using the proceeds from the sale of our intimate apparel business. In addition, VF purchased 2.0 million shares of its Common Stock in 2006 at a cost of $118.6 million (average price of $59.29 per share). The primary objective of our share repurchase program is to offset, on a long-term basis, dilution caused by awards under equity compensation plans. Under its current authorization from the Board of Directors, VF may purchase an additional 3.2 million shares. We do not currently intend to repurchase any shares in 2009. We will continue to evaluate future share repurchases considering funding required for business acquisitions, our common stock price and levels of stock option exercises.

Cash dividends totaled $2.33 per common share in 2008, compared with $2.23 in 2007 and $1.94 in 2006. Our dividend payout rate was 43.0% in 2008, compared with payout rates of 42.7% in 2007 and 41.1% in 2006. Going forward, we expect to pay dividends of approximately 40% of our diluted earnings per share. The current indicated annual dividend rate for 2009 is $2.36 per share.

Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2008 that will require the use of funds:

	Payments Due or Forecasted by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	In millions

Recorded liabilities:
Long-term debt(1)	$1,145	$3	$203	$3	$3	$3	$930
Other(2)	472	137	69	34	39	32	161
Unrecorded commitments:
Interest payment obligations(3)	1,285	75	71	58	58	57	966
Operating leases(4)	844	170	148	128	99	84	215
Minimum royalty payments(5)	397	59	80	78	78	50	52
Inventory obligations(6)	748	685	15	15	15	15	3
Other obligations(7)	58	40	12	5	1	—	—

Total	$4,949	$1,169	$598	$321	$293	$241	$2,327

(1)	Long-term debt, including the current portion, consists of required principal payments on long-term debt and capital lease obligations.

(2)	Other recorded liabilities represent payments due for other noncurrent liabilities in VF’s Consolidated Balance Sheet. Payments for deferred compensation and other employee-related benefits, income taxes, product warranty claims and other liabilities are based on historical and forecasted cash outflows.

(3)	Interest payment obligations represent (i) required interest payments on long-term debt, (ii) the interest portion of payments on capital leases and (iii) accretion of debt discount (in the “Thereafter” column) on the $300.0 million principal amount of notes. Amounts exclude bank fees and amortization of deferred costs and a hedging gain that would be included in Interest Expense in our Consolidated Financial Statements.

(4)	Operating leases represent required minimum lease payments. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities and maintenance. Such costs, which are not included above, average approximately 27% of the stated minimum lease payments. Total lease commitments exclude $11.3 million of payments to be received under noncancelable subleases.

(5)	Minimum royalty payments include required minimum advertising commitments under license agreements.

(6)	Inventory purchase obligations represent binding commitments for finished goods, raw materials and sewing labor in the ordinary course of business that are payable upon satisfactory receipt of the inventory by VF. Included is a remaining commitment at fair value to purchase $77.5 million of finished goods from one supplier, with a minimum of $15.0 million per year. The reported amount excludes inventory purchase liabilities included in Accounts Payable at December 2008.

(7)	Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects.

We have other financial commitments at the end of 2008 that are not included in the above table but may require the use of funds under certain circumstances:

•	Funding contributions to our qualified defined benefit pension plan are not included in the table because of uncertainty over whether or when further contributions will be required.

•	VF owned one-third of the equity of Mo Industries at the end of 2008 and had an option to acquire the remaining equity. VF expects to acquire the remaining two-thirds of the outstanding equity of Mo Industries for approximately $200 million, including the repayment of debt, in the first half of 2009.

•	VF has entered into $80.3 million of surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if VF were to fail to meet its claims obligations.

•	Purchase orders for goods or services in the ordinary course of business that represent authorizations to purchase rather than binding commitments are not included in the table.

During 2008 VF met its obligations when due from (i) cash flows from operations, (ii) issuance of commercial paper and (iii) on a limited basis, short-term borrowings under international bank facilities. Credit market conditions and the general contraction of liquidity in the United States and global capital markets during 2008, particularly during the last half of the year, had a significant impact on the ability of many companies to access the commercial paper and other capital markets. VF was able to issue commercial paper for seasonal working capital needs during this period, although for generally shorter maturities and at higher spreads over U.S. Treasury interest rates than in prior years. If the commercial paper markets were not available, VF has $1.3 billion of liquidity available under its domestic and international committed revolving bank credit agreements. These agreements expire in 2012. Management believes that VF’s cash balances and funds provided by operating activities, as well as unused committed bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise.

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

VF had $381.8 million of cash and equivalents at the end of 2008. Cash equivalents are highly liquid investments that mature within three months of their purchase. These investments consist of deposits in highly rated U.S. and foreign commercial banks and investments in institutional money market funds that invest only in obligations issued or guaranteed by the U.S. government. Considering recent credit market conditions and the weakened financial condition of many banks and other financial institutions, we continually monitor VF’s cash equivalents and the credit ratings of VF’s financial institutions. Similarly, we monitor the credit quality of investments in our defined benefit pension plan to ensure that the plan’s exposure to investments affected, or likely to be affected, by the credit market crisis is not significant.

We limit the risk of interest rate fluctuations on net income and cash flows by managing our mix of fixed and variable interest rate debt. In addition, we may also use derivative financial instruments to minimize our interest rate risk. Since all of our long-term debt has fixed interest rates, our primary interest rate exposure relates to changes in interest rates on variable rate short-term borrowings, which averaged approximately $308 million during 2008. However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on average amounts of borrowings having variable interest rates and cash equivalents during 2008, the effect of a hypothetical 1.0% change in interest rates on reported net income would not be significant.

VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 30% of our revenues in 2008 were generated in international markets. Substantially all of our foreign businesses operate in functional currencies other than the U.S. dollar. Assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. During 2007, we entered into an international bank credit agreement that provides for euro-denominated borrowings. Although there were no borrowings under this agreement at the end of 2008, borrowings under the agreement could be used to reduce the exposure to currency rate changes for our euro-denominated net assets. Net advances to and investments in our foreign businesses, primarily in Europe, Latin American and Asia, are considered to be long-term, and accordingly, foreign currency translation effects on those net assets are deferred as a component of Accumulated Other Comprehensive Income

(Loss) in Common Stockholders’ Equity. We do not hedge these net investments and do not hedge the translation of foreign currency operating results into the U.S. dollar.

We monitor net foreign currency market exposures and may in the ordinary course of business enter into foreign currency forward exchange contracts to hedge the effects of exchange rate fluctuations for specific foreign currency transactions or a portion of our anticipated foreign currency cash flows. Use of these financial instruments allows us to reduce the overall exposure to exchange rate movements on VF’s cash flows, since gains and losses on these contracts will offset losses and gains on the transactions or cash flows being hedged. Our practice is to hedge a portion of our net foreign currency cash flows anticipated during the following 12 months (relating to cross-border inventory purchases, production costs, product sales and intercompany royalty payments) by buying or selling primarily U.S. dollar contracts against various currencies. Although VF is exposed to risk of loss in the event of nonperformance by the counterparties to these foreign exchange contracts, we believe these counterparties are creditworthy financial institutions. We continually monitor our hedging positions with each counterparty and the credit ratings of the counterparties. We will adjust our positions if necessary.

If there were a hypothetical adverse change in foreign currency exchange rates of 10% compared with rates at the end of 2008, the expected effect on the change in fair value of the hedging contracts outstanding would result in an unrealized loss of approximately $45 million. Based on changes in the timing and amount of foreign currency exchange rate movements, the actual unrealized loss could differ. However, any such change in the fair value of the hedging contracts would also result in an offsetting change in the value of the underlying transactions or anticipated cash flows being hedged.

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

The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside specialists to assist in our evaluation in areas such as determining the fair value of acquired assets and assumed liabilities in a business acquisition, impairment testing for goodwill and intangible assets, equity compensation, pension benefits and self-insured liabilities. Because our business cycle is relatively short (i.e., from the date that we place an order to manufacture or purchase inventory until that inventory is sold and the trade receivable is collected), actual results related to most of these estimates are known within a few months after any balance sheet date. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.

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

Our depreciation policies for property, plant and equipment and our amortization policies for definite-lived intangible assets reflect judgments on the estimated economic lives of these assets. In evaluating the useful lives and expected benefits to be received for customer-related intangible assets, we review historical attrition patterns for various groups of customers. For license-related intangible assets, we review historical trends and anticipated license renewal periods and attrition rates. We review these assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. In those circumstances, we measure recoverability of the carrying value of these assets by comparison with estimated undiscounted cash flows expected to be generated by the asset. This review requires estimates and assumptions about the forecasted amount and duration of future cash flows and residual value, if any, attributable to the assets being tested.

We evaluate indefinite-lived trademark intangible assets and goodwill in all business units at least annually, or more frequently if there is an indication of possible impairment. We measure recoverability of an indefinite-lived trademark intangible asset by comparing its fair value, estimated using the “relief-from-royalty” method, with its carrying value. Under the “relief-from-royalty” method, forecasted global revenues for a trademark are assigned a royalty rate that would be charged to license the trademark from an independent party. Those forecasted royalties are discounted to a present value, and the discounted fair value is compared with the carrying value of the trademark intangible asset.

The recoverability of the carrying value of goodwill of an acquired business is assessed by comparing the carrying value of the business unit, including recorded goodwill, to the fair value of the business unit. Fair value is estimated using forecasted cash flows of a business unit, discounted to a present value. These assessments of intangible asset and goodwill fair values require management’s assumptions and judgment regarding business strategies, future revenues and profitability, working capital changes, capital spending, income tax rates and a discount rate that reflects the risks inherent in the forecasted cash flows.

Based on our evaluations, other than the charges in 2006 and 2007 in connection with the sale of our intimate apparel businesses, the indicated fair values of our amortized assets, indefinite-lived trademark assets and goodwill exceeded the respective carrying amounts of those assets in each of the last three years, and accordingly no impairment charges were recognized. If the estimated fair value of an acquired business were to decline due to changes in forecasted business operations, or if we were to decide to discontinue use of its trademark or otherwise exit the business, we may be exposed to an impairment charge, which could be material.

Stock Options

We use a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. We believe that a lattice model provides a refined estimate of the fair value of options because it can incorporate (i) historical option exercise patterns and multiple assumptions about future option exercise patterns for each of several groups of option holders and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. We performed a rigorous review of all assumptions and believe that the assumptions employed in each valuation are reflective of our outstanding options and underlying Common Stock and of our groups of option participants. Our lattice valuation is based on the assumptions listed in Note P to the Consolidated Financial Statements.

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

Volatility is another critical assumption requiring judgment. In each year, we based our estimate of future volatility on a combination of implied and historical volatility. Implied volatility was based on short-term (6 to 9 months) publicly traded near-the-money options on VF Common Stock. We measured historical volatility over a ten year period, corresponding to the contractual term of the options, using daily stock price observations. Our assumption for valuation purposes was that expected volatility starts at a level equal to the implied volatility and then transitions to the historical volatility over the remainder of the ten year option term.

Pension Obligations

VF sponsors a qualified defined benefit pension plan as a key retirement benefit for most domestic employees employed on or before December 31, 2004. For employees covered by this plan, VF also sponsors an unfunded supplemental defined benefit plan that provides benefits that exceed limitations imposed by income tax regulations. The selection of appropriate actuarial assumptions for determination of our projected pension benefit liabilities and of our annual pension expense is significant due to the long time period over which benefits are accrued and paid. We annually update participant demographics and the expected amount and timing of benefit payments. We review annually the principal economic actuarial assumptions, summarized in Note N to the Consolidated Financial Statements, and modify them based on current rates and trends. We also periodically review and modify as necessary other plan assumptions such as rates of retirement, termination, disability and mortality. We believe our assumptions are reflective of the participants in and benefits provided by the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.

One of the critical assumptions used in the actuarial model is the discount rate. The discount rate is used to estimate the present value of future cash outflows required to meet our projected benefit obligations at each measurement date. The discount rate reflects the interest rate inherent in the price that VF could settle its projected benefit obligations at the valuation date. Our discount rate assumption at each year-end is based on current market interest rates. We select our discount rate based on matching high quality corporate bond yields to the timing of projected benefit payments to be made to participants in our pension plans. We use the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service (over 300 such bonds with at least $50 million outstanding that are noncallable/nonputtable unless with make-whole provisions) and exclude the highest and lowest yielding bonds. The plans’ projected benefit payments are matched to current market interest rates over the expected payment period, and a present value is developed that produces a single equivalent discount rate that recognizes our plans’ distinct liability characteristics. Despite the unusual conditions prevailing in the corporate bond markets in late 2008, we concluded that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards. We believe our 2008 discount rate of 6.50% appropriately reflects current market conditions and the long-term nature of projected benefit payments to participants in our pension plans. The discount rate for our plans may be higher than rates used for plans at some other companies because of our plans’ longer duration of expected benefit payments due to (i) a higher percentage of female participants with a longer life expectancy and (ii) a higher percentage of inactive participants who will not begin receiving vested benefits for many years.

Another critical assumption of the actuarial model is the expected long-term rate of return on investment assets in our qualified plan’s pension trust. Our investment objective is to maximize the long-term return on a diversified portfolio of assets at an acceptable level of risk. Plan assets are comprised of a diversified portfolio of domestic and international equity, corporate and governmental fixed income and real estate securities. We develop a projected rate of return for each of our investment asset classes based on several factors, including the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed income securities. The weighted average of the projected long-term rate of return for the various classes of assets held by the plan provides the basis for the expected long-term rate of return actuarial assumption. Our rate of return assumption was 8.00% in 2008 and 8.25% in 2007 and 2006. Our actual compounded annual rate of return since 1981 has exceeded 9%, although our actual rate of return was lower than the 8.00% assumption for the trailing 10 and 15 year periods and was negative in 2008. We will constantly challenge the plan’s asset allocation, giving consideration to changes that will appropriately balance anticipated investment returns with risk.

The sensitivity of changes in actuarial assumptions on our annual pension expense and on our plans’ projected benefit obligations, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
		Projected
	Pension Expense	Benefit Obligations
	Dollars in millions

0.50% decrease in discount rate	$1	$71
0.50% increase in discount rate	(1)	(66)
0.50% decrease in expected investment return	5	—
0.50% increase in expected investment return	(5)	—
0.50% decrease in rate of compensation change	(1)	(3)
0.50% increase in rate of compensation change	1	3

During 2007 and 2006, actual pension plan investment returns varied favorably compared with their respective actuarial assumptions. In 2008, however, there was a significant decline in the market value of our pension plan investment assets due to the global credit and financial market crisis, resulting in over $450 million of accumulated net unrecognized actuarial losses at the end of 2008. Accordingly, our qualified defined benefit pension plan was significantly underfunded at the end of 2008. The underfunded status of our pension plans at the end of 2008 resulted in recognition of a $291.0 million after-tax charge in Accumulated Other Comprehensive Income (Loss), along with recognition of related current and noncurrent liabilities of $9.4 million and $405.5 million, respectively. The funded status of our plans recognized in our Consolidated Balance Sheets could change significantly in future years depending on investment portfolio performance, changes in interest rates and the level of VF contributions to the qualified plan.

Differences between actual results and the respective actuarial assumptions (i.e., actuarial gains and losses related to investment returns, discount rates and other assumptions) do not affect the current year’s pension expense but instead are deferred and amortized to pension expense over future periods. Our policy is to amortize unrecognized actuarial gains and losses to pension expense as follows: amounts totaling less than 10% of the lower of investment assets or projected benefit obligations at the beginning of the year are not amortized; amounts totaling 10% to 20% of projected benefit obligations are amortized over the expected average remaining service of active participants; and amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years.

The cost of pension benefits earned by our covered employees (commonly called “service cost”) was $16.5 million in 2008 and has averaged $20.1 million per year over the last three years. Pension expense recognized in our financial statements was $10.8 million in 2008, $13.1 million in 2007 and $37.5 million in 2006. Expense in 2006 was significantly higher than the average annual service cost because that year included a significant cost component for amortization of accumulated unrecognized actuarial losses (as discussed in the preceding paragraph). Our pension expense for 2008 and 2007 decreased significantly from 2006 due to reduced amortization of unrecognized actuarial losses, higher investment returns on a larger amount of plan assets (arising from discretionary funding contributions totaling $260.0 million over the period 2003 — 2006) and an increase in the discount rate used to value our projected benefit liabilities. Because of the significant investment losses incurred in the plan’s investment portfolio in 2008, pension expense for 2009 will include a significant cost component for amortization of unrecognized actuarial losses. This significant amortization cost component, plus expected reduced investment portfolio earnings due to a lower amount of plan assets, will cause our pension expense to increase to approximately $98 million for 2009 from $10.8 million in 2008.

VF is not required under applicable regulations, and does not currently intend, to make a contribution to the qualified pension plan during 2009 but does intend to make contributions totaling $9.4 million during 2009 to fund payments under the supplemental pension plan. We believe that VF has sufficient liquidity to make contributions to the qualified plan, as necessary, in future years to return the plan to a fully or substantially fully funded status.

Effective December 31, 2004, VF’s domestic defined benefit plans were amended to close the plans to new entrants. The amendments did not affect the benefits of plan participants at that date or their accrual of future benefits. Domestic employees hired after that date, plus employees at certain acquired businesses not covered by those plans, now participate in a new defined contribution arrangement with VF contributing amounts based on a percentage of eligible compensation. Funds contributed under this new benefit arrangement are invested as directed by the participants. This defined contribution feature did not have a significant effect on our total retirement benefit expense over the last three years. However, on a longer-term basis, the service cost component of our defined benefit plans’ expense is expected to decline as a percentage of our total retirement benefit expense, and the year-to-year variability of our retirement benefit expense should decrease.

Income Taxes

As a global company, VF is subject to income tax and files income tax returns in over 100 domestic and foreign jurisdictions each year. The calculation of our income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal and factual interpretation and significant management judgment.

VF’s income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments. We have reviewed all issues raised upon examination, as well as any exposure for issues that may be raised in future examinations. We have evaluated these potential issues under the “more-likely-than-not” standard of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. A tax position is recognized if it meets this standard and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Such judgments and estimates may change based on audit settlements, court cases and interpretation of tax laws and regulations. Our income tax expense could be materially affected to the extent we prevail in a tax position or when the statute of limitations expires for a tax position for which accruals have been established, or to the extent we are required to pay amounts greater than established accruals. We do not currently anticipate any material impact on earnings from the ultimate resolution of income tax uncertainties. There are no accruals for general or unknown tax expenses.

We have recorded $133.2 million of deferred income tax assets related to operating loss and capital loss carryforwards, and we have recorded $93.4 million of valuation allowances against those assets. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, possible changes in tax laws and tax planning strategies. If in our judgment it appears that we will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, we have recorded valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period we determine that the amount of deferred tax assets to be realized differs from the net recorded amount, we would record an adjustment to income tax expense in that future period.

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

Known or unknown risks, uncertainties and other factors that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by such forward-looking statements are summarized in Item 1.A of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

A discussion of VF’s market risks is incorporated by reference to “Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Item 8.	Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” at the end of this Annual Report on page F-1 for information required by this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of January 3, 2009. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of January 3, 2009. The effectiveness of VF’s internal control over financial reporting as of January 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” at the end of this annual report on page F-1 for “Management’s Report on Internal Control Over Financial Reporting.”

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

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2009 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2009, which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2009 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2009, which information is incorporated herein by reference.

VF has adopted a written code of ethics, “VF Corporation Code of Business Conduct,” that is applicable to all VF directors, officers and employees, including VF’s chief executive officer, chief financial officer, chief accounting officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the Securities and Exchange Commission’s rules and regulations, a copy of the code is filed as Exhibit 14 to this report. The code is also posted on VF’s website, www.vfc.com. VF will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.vfc.com.

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

Information required by Item 11 of this Part III is included under the caption “Executive Compensation” (excluding the Compensation Committee Report) in VF’s 2009 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2009, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2009 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2009, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2009 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2009, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2009 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2009, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements — The following consolidated financial statements, management’s report on internal control over financial reporting and report of independent registered public accounting firm are included herein (*):

*	VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2008”, “2007” and “2006” relate to the fiscal years ended on January 3, 2009 (53 weeks), December 29, 2007 (52 weeks) and December 30, 2006 (52 weeks), respectively.

2. Financial statement schedules — The following consolidated financial statement schedule and the report of independent registered public accounting firm with respect to that schedule are included herein:

Page
Number

Schedule II — Valuation and qualifying accounts	F-43

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

Number			Description

3	.	Articles of incorporation and bylaws:
		(A)	Articles of Incorporation, restated as of April 22, 2008 (Incorporated by reference to Exhibit 3.2 to Form 8-K dated April 23, 2008)
		(B)	Bylaws, as amended through December 11, 2007 (Incorporated by reference to Exhibit 3(B) to Form 10-K for the year ended December 29, 2007)
4	.	Instruments defining the rights of security holders, including indentures:
		(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)
		(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)
		(C)	Form of 8.50% Note due 2010 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 2000)
		(D)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
		(E)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

Number			Description

		(F)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 10, 2007 (Incorporated by references to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)
		(G)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)
		(H)	Form of 5.95% Note due 2017 for $250,000,000 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 25, 2007)
		(I)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 25, 2007)
10	.	Material contracts:
		*(A)	1996 Stock Compensation Plan, as amended and restated as of February 6, 2007 (Incorporated by reference to Exhibit B to the 2007 Proxy Statement filed March 22, 2007)
		*(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2008)
		*(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(e) to Form 8-K filed on December 17, 2004)
		*(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 7, 2008)
		*(E)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Mackey J. McDonald (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on February 7, 2008)
		*(F)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2005)
		*(G)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)
		*(H)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)
		*(I)	Executive Deferred Savings Plan II (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2008)
		*(J)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)
		*(K)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)
		*(L)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)
		*(M)	Amended and Restated Fifth Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended April 1, 2006)
		*(N)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)
		*(O)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)

Number			Description

		*(P)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)
		*(Q)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)
		*(R)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)
		*(S)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)
		*(T)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)
		*(U)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2008)
		*(V)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to Form 8-K filed February 7, 2008)
		*(W)	VF Corporation Deferred Savings Plan for Non-Employee Directors
		*(X)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)
		*(Y)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2008)
		(Z)	Credit Agreement, dated October 15, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 18, 2007)
		(AA)	International Credit Agreement dated October 26, 2007, by and among VF Investments S.a.r.l., VF Europe BVBA, and VF International S.a.g.l., as Borrowers; VF Corporation, as Guarantor; and the Lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 29, 2007)
		*(BB)	Award Certificate for 20,000 Shares of Restricted Stock Granted to Eric C. Wiseman (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 1, 2006)
		*(CC)	Award Certificate for 25,000 Shares of Restricted Stock Granted to Eric C. Wiseman (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 2008)
		*	Management compensation plans
14	.	Code of Business Conduct The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation, at P.O. Box 21488, Greensboro, NC 27420.
21	.	Subsidiaries of the Corporation
23	.	Consent of independent registered public accounting firm
24	.	Power of attorney
31.1		Certification of the principal executive officer, Eric C. Wiseman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

March 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Charles V. Bergh*		Director

Juan Ernesto de Bedout*		Director

Ursula F. Fairbairn*		Director

Barbara S. Feigin*		Director

George Fellows*		Director

Robert J. Hurst*		Director

W. Alan McCollough*		Director

Clarence Otis, Jr.*		Director

M. Rust Sharp*		Director

Eric C. Wiseman*		Director

Raymond G. Viault*		Director

*By:	/s/ C. S. Cummings C. S. Cummings, Attorney-in-Fact		March 3, 2009

VF Corporation

Index to Consolidated Financial Statements
and Financial Statement Schedule

VF Corporation

Management’s Report on Internal Control Over Financial Reporting

Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of January 3, 2009.

Management’s assessment of the effectiveness of VF’s internal control over financial reporting as of January 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of V.F. Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of V.F. Corporation and its subsidiaries (the “Company”) at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As more fully described in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for (i) uncertain tax positions effective December 31, 2006; and (ii) defined benefit pension and other postretirement plans effective December 30, 2006 as well as the measurement date for the related plan assets and benefit obligations effective December 31, 2006.

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

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 3, 2009

VF CORPORATION

Consolidated Balance Sheets

	December
	2008	2007
	In thousands, except share amounts

ASSETS
Current Assets
Cash and equivalents	$381,844	$321,863
Accounts receivable, less allowance for doubtful accounts of $48,163 in 2008 and $59,053 in 2007	851,282	970,951
Inventories	1,151,895	1,138,752
Deferred income taxes	96,339	104,489
Other current assets	171,650	109,074

Total current assets	2,653,010	2,645,129
Property, Plant and Equipment	642,727	651,858
Intangible Assets	1,366,222	1,435,269
Goodwill	1,313,798	1,278,163
Other Assets	458,111	436,266

	$6,433,868	$6,446,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$53,580	$131,545
Current portion of long-term debt	3,322	3,803
Accounts payable	435,381	509,879
Accrued liabilities	519,899	489,160

Total current liabilities	1,012,182	1,134,387
Long-term Debt	1,141,546	1,144,810
Other Liabilities	724,248	590,659
Commitments and Contingencies
Common Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; 109,847,563 shares outstanding in 2008 and 109,797,984 in 2007	109,848	109,798
Additional paid-in capital	1,749,464	1,619,320
Accumulated other comprehensive income (loss)	(276,294)	61,495
Retained earnings	1,972,874	1,786,216

Total common stockholders’ equity	3,555,892	3,576,829

	$6,433,868	$6,446,685

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

	Year Ended December
	2008	2007	2006
	In thousands, except per share amounts

Net Sales	$7,561,621	$7,140,811	$6,138,087
Royalty Income	80,979	78,548	77,707

Total Revenues	7,642,600	7,219,359	6,215,794

Costs and Operating Expenses
Cost of goods sold	4,283,680	4,080,022	3,515,624
Marketing, administrative and general expenses	2,419,925	2,173,896	1,874,026

	6,703,605	6,253,918	5,389,650

Operating Income	938,995	965,441	826,144
Other Income (Expense)
Interest income	6,115	9,310	5,994
Interest expense	(94,050)	(72,122)	(57,259)
Miscellaneous, net	(3,103)	2,941	2,359

	(91,038)	(59,871)	(48,906)

Income from Continuing Operations Before Income Taxes	847,957	905,570	777,238
Income Taxes	245,209	292,324	242,187

Income from Continuing Operations	602,748	613,246	535,051
Discontinued Operations	—	(21,625)	(1,535)

Net Income	$602,748	$591,621	$533,516

Earnings Per Common Share — Basic
Income from continuing operations	$5.52	$5.55	$4.83
Discontinued operations	—	(0.20)	(0.01)
Net income	5.52	5.36	4.82
Earnings Per Common Share — Diluted
Income from continuing operations	$5.42	$5.41	$4.73
Discontinued operations	—	(0.19)	(0.01)
Net income	5.42	5.22	4.72
Cash Dividends Per Common Share	$2.33	$2.23	$1.94

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December
	2008	2007	2006
	In thousands

Net Income	$602,748	$591,621	$533,516

Other Comprehensive Income (Loss)
Foreign currency translation
Amount arising during year	(133,035)	136,877	69,400
Less income tax effect	30,057	(33,493)	(30,738)
Reclassification of (gain) loss to Net Income
Continuing operations	(1,522)	(8,517)	—
Less income tax effect	532	2,981	—
Discontinued operations	—	50,191	—
Less income tax effect	—	(18,081)	—
Defined benefit pension plans
Minimum pension liability adjustment	—	—	106,954
Current year actuarial gain (loss)	(378,272)	66,999	—
Settlement charge	4,383	—	—
Amortization of deferred actuarial loss	1,562	5,296	—
Amortization of prior service cost	2,691	2,691	—
Less income tax effect	142,620	(28,724)	(41,072)
Derivative financial instruments
Amount arising during year	(10,099)	(26,377)	(6,105)
Less income tax effect	3,795	10,119	2,353
Reclassification to net income for (gains) losses realized	12,869	8,746	(1,781)
Less income tax effect	(4,836)	(3,355)	687
Unrealized losses on marketable securities
Amount arising during year	(8,534)	(9,438)	(5,164)
Less income tax effect	—	6,693	2,084

Other comprehensive income (loss)	(337,789)	162,608	96,618

Comprehensive Income	$264,959	$754,229	$630,134

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December
	2008	2007	2006
	In thousands

Operating Activities
Net income	$602,748	$591,621	$533,516
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Loss from discontinued operations	—	21,625	1,535
Depreciation	105,059	94,540	90,374
Amortization of intangible assets	39,427	27,106	18,003
Other amortization	21,685	19,581	20,469
Stock-based compensation	31,592	62,413	46,427
Provision for doubtful accounts	22,062	13,859	6,693
Pension funding under (over) expense	(4,787)	7,094	(31,277)
Deferred income taxes	23,654	(3,748)	(24,463)
Other, net	(6,319)	3,763	(6,509)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	52,679	(49,673)	(113,363)
Inventories	(38,275)	(24,113)	(33,193)
Other current assets	(66,866)	15,644	6,322
Accounts payable	(67,214)	77,212	(19,043)
Accrued compensation	(35,285)	(1,932)	(23,592)
Accrued income taxes	24,118	(7,541)	(51,111)
Accrued liabilities	13,318	31,986	22,485
Other assets and liabilities	(38,124)	(45,808)	10,855

Cash provided by operating activities of continuing operations	679,472	833,629	454,128
Loss from discontinued operations	—	(21,625)	(1,535)
Adjustments to reconcile loss from discontinued operations to cash provided (used) by discontinued operations:
Loss on disposal of discontinued operations	—	24,554	36,845
Other, net	(1,071)	(15,982)	1,315

Cash provided (used) by operating activities of discontinued operations	(1,071)	(13,053)	36,625

Cash provided by operating activities	678,401	820,576	490,753

Investing Activities
Capital expenditures	(124,207)	(113,863)	(127,195)
Business acquisitions, net of cash acquired	(93,377)	(1,060,636)	(39,301)
Software purchases	(10,601)	(6,367)	(8,939)
Sale of intimate apparel business	—	348,714	—
Sale of other businesses	537	12,368	4,667
Sale of property, plant and equipment	11,462	14,085	3,327
Other, net	400	(120)	(323)

Cash used by investing activities of continuing operations	(215,786)	(805,819)	(167,764)
Discontinued operations, net	—	(243)	1,017

Cash used by investing activities	(215,786)	(806,062)	(166,747)

Financing Activities
Increase (decrease) in short-term borrowings	(67,736)	36,785	(60,533)
Proceeds from long-term debt	—	592,758	—
Payments on long-term debt	(3,632)	(168,671)	(33,520)
Purchase of Common Stock	(149,729)	(350,000)	(118,582)
Cash dividends paid	(255,235)	(246,634)	(216,529)
Proceeds from issuance of Common Stock	64,972	69,539	119,675
Tax benefits of stock option exercises	22,504	15,571	24,064
Other, net	(905)	—	—

Cash used by financing activities	(389,761)	(50,652)	(285,425)
Effect of Foreign Currency Rate Changes on Cash	(12,873)	14,777	8,086

Net Change in Cash and Equivalents	59,981	(21,361)	46,667
Cash and Equivalents — Beginning of Year	321,863	343,224	296,557

Cash and Equivalents — End of Year	$381,844	$321,863	$343,224

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Common Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Income (Loss)	Earnings
		In thousands

Balance, December 2005	$110,108	$1,277,486	$(164,802)	$1,585,421
Net income	—	—	—	533,516
Cash dividends:
Common Stock	—	—	—	(215,883)
Series B Redeemable Preferred Stock	—	—	—	(646)
Conversion of Preferred Stock	1,209	—	—	22,117
Purchase of treasury stock	(2,000)	—	—	(116,582)
Stock compensation plans, net	2,860	192,278	—	(1,228)
Common Stock held in trust for deferred compensation plans	8	—	—	—
Foreign currency translation	—	—	38,662	160
Minimum pension liability adjustment	—	—	65,884	—
Change in accounting policy (Note A)	—	—	(55,468)	—
Derivative financial instruments	—	—	(4,848)	—
Unrealized losses on marketable securities	—	—	(3,080)	—

Balance, December 2006	112,185	1,469,764	(123,652)	1,806,875
Net income	—	—	—	591,621
Common Stock dividends	—	—	—	(246,634)
Purchase of treasury stock	(4,116)	—	—	(345,884)
Stock compensation plans, net	1,752	149,556	—	(11,641)
Common Stock held in trust for deferred compensation plans	(23)	—	—	(2,036)
Foreign currency translation	—	—	129,958	—
Minimum pension liability adjustment	—	—	46,262	—
Change in accounting policy (Note A)	—	—	22,539	(6,085)
Derivative financial instruments	—	—	(10,867)	—
Unrealized losses on marketable securities	—	—	(2,745)	—

Balance, December 2007	109,798	1,619,320	61,495	1,786,216
Net income	—	—	—	602,748
Common Stock dividends	—	—	—	(255,235)
Purchase of treasury stock	(2,000)	—	—	(147,729)
Stock compensation plans, net	2,027	130,144	—	(14,162)
Common Stock held in trust for deferred compensation plans	23	—	—	1,036
Foreign currency translation	—	—	(103,968)	—
Defined benefit pension plans	—	—	(227,016)	—
Derivative financial instruments	—	—	1,729	—
Unrealized losses on marketable securities	—	—	(8,534)	—

Balance, December 2008	$109,848	$1,749,464	$(276,294)	$1,972,874

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements
December 2008

Note A — Significant Accounting Policies

Description of Business:  VF Corporation (and its subsidiaries, collectively known as “VF”) is a global apparel company based in the United States. VF designs and manufactures or sources from independent contractors a variety of apparel and footwear for all ages. Products are marketed primarily under VF-owned brand names. VF has significant market shares in jeanswear, outdoor and action sports apparel and sportswear. VF is also a leader in daypacks, backpacks and technical outdoor equipment and in occupational apparel.

VF markets these products to a broad customer base throughout the world. Products having various price points are sold through multiple channels of distribution, including specialty stores, department stores, national chains, mass merchants and VF-operated retail stores. VF’s ten largest customers, all U.S.-based retailers, accounted for 26% of 2008 total revenues and 25% of total 2008 accounts receivable. Sales are made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.

Basis of Presentation:  All financial statements and related disclosures are presented in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of VF and its subsidiaries, after elimination of intercompany transactions and balances. For consolidated subsidiaries that are not wholly owned, the minority owners’ portion of net income, which is not significant, is reported in Miscellaneous, net in the Consolidated Statements of Income, and the minority ownership interest in net assets is reported in Other Liabilities in the Consolidated Balance Sheets.

Investments in entities that VF does not control but has the ability to exercise significant influence (generally 20-50% owned companies) are accounted for using the equity method of accounting. Equity method investments, initially recorded at cost in Other Assets in the Consolidated Balance Sheets, are adjusted to recognize VF’s share of the investee’s earnings and dividends after the date of investment. VF’s share of net income of these investments, totaling $7.3 million in 2008, $4.2 million in 2007 and $2.2 million in 2006, is included in Marketing, Administrative and General Expenses in the Consolidated Statements of Income.

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

Fiscal Year:  VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2008”, “2007” and “2006” relate to the 53 week fiscal year ended on January 3, 2009 and the 52 week fiscal years ended on December 29, 2007 and December 30, 2006, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements. For presentation purposes in this report, all fiscal years are presented as ended in December.

Foreign Currency Translation:  Financial statements of most foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses, and transaction gains and losses on long-term advances to foreign subsidiaries, are reported in Accumulated Other Comprehensive Income (Loss). For a foreign subsidiary that uses the U.S. dollar as its functional currency, the effects of remeasuring assets and liabilities into U.S. dollars are included in the Consolidated Statements of Income. Net transaction losses of $18.9 million in 2008 and net transaction gains of $7.5 million in 2007 and $12.0 million in 2006, arising from

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

transactions denominated in a currency other than the functional currency of a particular entity, are included in the Consolidated Statements of Income.

Cash and Equivalents are demand deposits and highly liquid investments that will mature within three months of their purchase. Cash equivalents consist of short-term time deposits in U.S. and foreign commercial banks and investments in institutional money market funds that invest in short-term obligations issued or guaranteed by the U.S. government.

Accounts Receivable:  Trade accounts receivable are recorded at invoiced amounts, less estimated allowances for trade terms, sales incentive programs, customer markdowns and charge-backs, and returned products. Allowances are based on evaluations of specific product and customer circumstances, retail sales performance, historical and anticipated trends and current economic conditions. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to minimum annual amounts from individual licensees. VF maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers and licensees to make required payments. All accounts are subject to ongoing review for ultimate collectibility. The allowance considers specific customer accounts where collection is doubtful, as well as the inherent risk in ultimate collectibility of total balances. The amount of the allowance is determined considering the aging of balances, anticipated trends and economic conditions. Receivables are written off against the allowance when it is probable the amounts will not be recovered. There is no off-balance sheet credit exposure related to customer receivables.

Inventories are stated at the lower of cost or market. Cost is net of purchase discounts or rebates received from vendors. Cost is determined on the first-in, first-out (“FIFO”) method for 77% of total 2008 inventories and 73% of total 2007 inventories. For remaining inventories, cost is determined on the last-in, first-out (“LIFO”) method (primarily due to Internal Revenue Service conformity requirements where LIFO is used for income tax purposes). The LIFO method is used for jeanswear, wholesale sportswear and occupational apparel inventories located in the United States and Canada. The value of inventories stated on the LIFO method is not significantly different from the value determined under the FIFO method. Market value for materials and supplies is replacement cost. Market value for finished goods is the expected net realizable value, which is based on the quantity and quality of inventories, forecasted demand and historical and expected realization trends.

Long-lived Assets:  Property, plant and equipment, intangible assets and goodwill are stated at cost. Improvements to property, plant and equipment that substantially extend the useful life of the asset, and interest costs incurred during construction of major assets, are capitalized. Repair and maintenance costs are expensed as incurred. Goodwill represents the excess of costs over the fair value of net tangible assets and identifiable intangible assets of businesses acquired. Goodwill is assigned at the business unit level, which at VF is typically one level below a reportable segment.

Depreciation of owned assets and amortization of assets under capital leases are computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for machinery and equipment and up to 40 years for buildings. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term. Intangible assets having indefinite lives (trademarks and tradenames) and goodwill are not amortized. Other intangible assets, primarily customer relationships, contracts to license acquired trademarks to third parties and contracts to license trademarks from third parties, are amortized over their estimated useful lives ranging from less than one year to 30 years. Amortization of intangible assets is computed using straight-line or accelerated methods consistent with the expected realization of benefits to be received. The estimated useful lives of licensing intangible assets may take into consideration renewal or extension periods based on VF’s experience in renewing or extending similar arrangements. Costs related to license contract renewals or extensions are expensed as incurred and are not significant. Depreciation and amortization expense related to producing or otherwise obtaining finished goods inventories is included in Cost of Goods Sold, and other depreciation and amortization expense is included in Marketing, Administrative and General Expenses. Upon retirement or disposition, the asset

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

cost and related accumulated depreciation or amortization are removed from the accounts, and a gain or loss is recognized based on the difference between the net proceeds received and the asset’s carrying value.

VF’s policy is to evaluate goodwill and indefinite-lived intangible assets for possible impairment at least annually and to evaluate all long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Goodwill is evaluated for possible impairment by comparing the fair value of a reporting unit with its carrying value, including the goodwill assigned to that reporting unit. Fair value of a reporting unit is generally estimated using an approach in which forecasted cash flows of a reporting unit are discounted at a rate commensurate with the risks of those cash flows. An impairment charge would be recorded if the carrying value of the goodwill exceeds its implied fair value. Intangible assets with indefinite lives (trademarks) are evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value for these assets is estimated as the discounted value of future revenues arising from a trademark using a royalty rate that a third party would pay for use of that trademark. The amount of impairment charge would be the excess of the trademark’s carrying value over its estimated fair value. For property and intangible assets with identified useful lives, an impairment loss would be recorded if forecasted undiscounted cash flows to be generated by the asset or asset group are not expected to be adequate to recover the asset’s carrying value. The amount of impairment charge for these assets would be the excess of the asset’s carrying value over its fair value.

In connection with the decision near the end of 2006 to exit the women’s intimate apparel business, VF recorded an impairment charge for the difference between the recorded book value of the long-lived assets of this business and the expected net sales proceeds. See Basis of Presentation above and Note C.

Revenue Recognition:  Revenue is recognized when (i) there is a contract or other arrangement of sale, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer, and (iv) collection of the receivable is reasonably assured. Net Sales to wholesale customers and sales through the internet are generally recognized when the product has been received by the customer. Shipping and handling costs billed to customers are included in Net Sales. Net Sales are recorded after reduction of estimated allowances for trade terms, sales incentive programs, customer markdowns and charge-backs, and product returns. Sales incentive programs with wholesale customers include stated discounts. Sales incentive programs directly with consumers include rebate and coupon offers. These allowances are estimated based on evaluations of specific product and customer circumstances, retail sales performance, historical and anticipated trends, and current economic conditions; historically, they have not differed significantly from actual results. Net Sales at VF-operated retail stores, after reduction of an estimated allowance for returns, are recognized at the time products are purchased by consumers. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from Net Sales.

Royalty Income is recognized as earned based on the greater of licensees’ sales of licensed products at rates specified in the licensing contracts or contractual minimum royalty levels.

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

Marketing, Administrative and General Expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, warehousing, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $399.1 million in 2008, $362.1 million in 2007 and $321.9 million in 2006. Advertising costs include cooperative advertising payments made to VF’s retail customers

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

as direct reimbursement of documented advertising costs incurred by those retailers for advertising VF’s products. Cooperative advertising costs, totaling $73.2 million in 2008, $61.5 million in 2007 and $60.8 million in 2006, are independently verified to support the fair value of advertising reimbursed by VF. Shipping and handling costs for delivery of products to customers totaled $218.4 million in 2008, $213.0 million in 2007 and $201.5 million in 2006. Expenses related to royalty income, including amortization of licensing intangible assets, were $21.6 million in 2008, $23.6 million in 2007 and $22.5 million in 2006.

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

Changes in Accounting Policies:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement 158”). Statement 158, effective for December 2006, required that (i) the funded status of a

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

defined benefit plan, measured as the difference between the fair value of plan assets and projected benefit obligations, be recorded in the balance sheet and (ii) gains and losses for differences between actuarial assumptions and actual results, and unrecognized prior service costs, be recorded as a component of Accumulated Other Comprehensive Income (Loss). Accordingly, VF recorded a charge of $55.5 million (net of income taxes of $34.5 million) to Accumulated Other Comprehensive Income (Loss) effective at the end of 2006. Statement 158 did not change the measurement of plan assets and benefit obligations or the measurement of benefit expense in the statement of income.

Further, Statement 158 required VF to change its September measurement date for valuation of plan assets and projected benefit obligations to its December fiscal year-end date. VF elected for 2007 to change its plans’ measurement date to December and accordingly recorded, effective at the beginning of 2007, (i) a charge of $3.8 million (net of income taxes of $2.4 million) to Retained Earnings for pension expense for the period October to December 2006 and (ii) a credit of $22.5 million (net of income taxes of $14.0 million) to Accumulated Other Comprehensive Income (Loss) for the changes in plan assets and projected benefit obligations for that period. See Note N for the effect of the change in measurement date from September 2006 to December 2006 on the pension plans’ assets and projected benefit obligations.

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

VF adopted Emerging Issues Task Force (“EITF”) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, beginning in 2008. EITF 06-11 requires that the tax benefit related to dividend equivalents declared on restricted stock units that are expected to vest be recorded as an increase in Additional Paid-in Capital. The impact of adopting EITF 06-11 was not significant.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“Statement 157”), and in February 2007 issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“Statement 159”). Statement 157 clarified the definition of fair value, established a framework and a hierarchy based on the level of observability and judgment associated with inputs used in measuring fair value, and expanded disclosures about fair value measurements (Note U). Statement 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value but does not require any new fair value measurements. VF adopted Statement 157 in 2008. However, as permitted by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, VF elected to defer until 2009 the disclosure provisions of Statement 157 relating to nonrecurring measurements of nonfinancial assets and nonfinancial liabilities. This deferral of disclosures applies primarily to nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or measured at fair value for an impairment assessment. Statement 159 permits companies to measure at fair value eligible financial assets and financial liabilities that were not otherwise required to be recorded at fair value, with changes in fair value recognized in net income as they occur. Since VF did not elect to apply fair value accounting to any additional items, the adoption of Statement 159 had no impact.

Derivative Financial Instruments are measured at their fair value and are recognized as Other Current Assets or Accrued Liabilities in the Consolidated Balance Sheets. VF formally documents hedged transactions and hedging instruments at the inception of the contract. Further, VF assesses, both at the inception of a contract and on an ongoing basis, whether the hedging instruments are highly effective in offsetting changes in cash flows of the hedged transactions. Derivative financial instruments are used for risk management and are not used for trading or speculative purposes.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

A derivative may be specifically designated and accounted for as (i) a hedge of the exposure to variable cash flows for a forecasted transaction or (ii) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. The criteria used to determine if hedge accounting treatment is appropriate are (i) whether an appropriate hedging instrument has been designated and identified to reduce an identified exposure and (ii) whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure. Changes in the fair value of derivatives accounted for as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) until the hedged transaction affects earnings, at which time the amount is reclassified to Net Income (primarily in Cost of Goods Sold) as an offset to the earnings impact of the hedged transaction. Changes in the fair value of derivatives accounted for as fair value hedges are recognized in Net Income as an offset to the earnings impact of the hedged item. These hedging transactions are evaluated each quarter, with changes in fair value deferred in Accumulated Other Comprehensive Income (Loss) or reported in Net Income, depending on the nature of the hedged item or risk and the effectiveness of the hedge. The impact of a hedging instrument that is not effective in hedging the intended cash flows or fair values is recorded immediately in earnings; these amounts have not been significant. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged. If a derivative instrument does not meet the criteria for hedge accounting, which would be rare, any change in fair value is recognized in Miscellaneous Income or Expense when it occurs.

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

Reclassifications:  Certain prior year amounts have been reclassified to conform with the 2008 presentation.

Recently Issued Accounting Standards:  In December 2007, the FASB issued FASB Statement No. 141(Revised), Business Combinations (“Statement 141(R)”), which revises how business combinations are accounted for, both at the acquisition date and in subsequent periods. Statement 141(R) requires the acquiring entity in a business combination to (i) measure substantially all assets acquired and liabilities assumed in either a full or a partial acquisition at their full fair values at the acquisition date, (ii) expense all transaction and restructuring costs and (iii) provide additional disclosures not required under prior rules. Statement 141(R) is effective for transactions in which VF obtains control of a business beginning in its 2009 fiscal year. The impact on VF of adopting Statement 141(R) will depend on the nature, terms and size of business combinations completed after the effective date. Early adoption of Statement 141(R) was not permitted.

Also in December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement 160”). Statement 160 requires a company to classify noncontrolling (i.e., minority) interests in partially owned consolidated subsidiaries as equity instead of as a liability and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Statement 160, effective for VF’s 2009 fiscal year, requires retroactive adoption of the presentation and disclosure requirements, with all other requirements to be applied prospectively. The impact on VF of adopting Statement 160 will not be significant. Early adoption of Statement 160 was not permitted.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of an identified intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires expanded disclosures related to the determination of intangible asset useful lives. FSP 142-3 is effective for all recognized intangible assets in VF’s 2009 consolidated financial statements. VF is currently evaluating the impact of adopting FSP 142-3.

Note B — Acquisitions

In June 2008, VF acquired one-third of the outstanding equity of Mo Industries Holdings, Inc. (“Mo Industries”), a Los Angeles-based company that owns the Splendid® and Ella Moss® brands of premium sportswear marketed to upscale department and specialty stores. VF also acquired an option to purchase the remaining shares of Mo Industries and granted the other stockholders of Mo Industries an option to require VF to purchase all of their stock during the first half of 2009 at a price based on its 2008 earnings. The cost of the investment, including the related put/call rights, was $77.4 million. The investment is recorded in Other Assets and is being accounted for using the equity method of accounting. The equity in net income of Mo Industries was reported as part of the Contemporary Brands Coalition from the date of the investment. See Note W.

In July 2008, VF acquired 100% ownership of its former 50%-owned joint venture that markets Lee® branded products in Spain and Portugal (“Lee Spain”). The cost of the additional investment was $25.4 million, consisting of $14.9 million in cash, plus the transfer of certain nonmonetary assets held by the former joint venture. Management has allocated the purchase price to acquired tangible and intangible assets and assumed liabilities, based on their respective fair values. Of the total consideration, $13.5 million was assigned to indefinite-lived and amortizable Intangible Assets and $15.7 million was assigned to Goodwill. The joint venture was accounted for using the equity method of accounting through July 2008, and Lee Spain is accounted for as a consolidated subsidiary subsequent to that date. Operating results for all periods are reported as part of the Jeanswear Coalition.

On February 28, 2007, VF acquired substantially all the operating assets of Majestic Athletic, Inc. (“Majestic”) and related companies for a cost of $131.5 million. Majestic currently holds exclusive on-field uniform rights for all 30 major league baseball teams, including supplying each team with on-field MLB Authentic Collectiontm outerwear, batting practice jerseys, T-shirts, shorts and fleece. Majestic also markets Majestic® brand baseball-related consumer apparel to wholesale accounts. On August 27, 2007, VF acquired lucy activewear, inc. (“lucy activewear”), a chain of retail stores marketing lucy® brand women’s activewear, for a cost of $114.1 million. On August 31, 2007, VF acquired Seven For All Mankind, LLC (“Seven For All Mankind”), marketer of the 7 For All Mankind® brand of women’s and men’s premium denim jeanswear and related apparel products in the United States and Europe, for a cost of $773.1 million. The lucy activewear business and the Seven For All Mankind business together formed the foundation for a new lifestyle-based coalition called Contemporary Brands. On January 26, 2007, VF acquired Eagle Creek, Inc. (“Eagle Creek”), maker of Eagle Creek® brand adventure travel gear that includes accessories, luggage and daypacks. In addition, on April 2, 2007, VF acquired the brand-related assets of a former licensee that had rights to market VF’s The North Face® brand in China and Nepal (“The North Face — China”). Because the licensing arrangement represented an arms-length contract, no gain or loss was recognized at

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

the acquisition date. The total cost of these acquisitions, collectively referred to as the “2007 Acquisitions,” was $1,070.3 million, plus the assumption of $11.6 million of debt.

In the Majestic acquisition, the fair value of the net assets acquired exceeded the purchase price by $14.0 million. Since there is a maximum of $10.0 million of contingent consideration based on growth in revenues that may result in the recognition of additional purchase cost, that amount was accrued as a deferred credit, with the remaining $4.0 million excess fair value at the acquisition date applied to reduce on a pro rata basis amounts initially assigned to noncurrent assets. Of the total contingent consideration, $3.3 million was earned in 2008 and payable in 2009 and $1.5 million was earned in 2007 and paid in 2008. The additional $5.2 million maximum contingent consideration that can be earned through 2009 is recorded as a deferred credit in Other Liabilities. If the final contingent consideration earned is less than the $10.0 million maximum, the difference will be recognized as a pro rata reduction of amounts initially assigned to noncurrent assets. Contingent consideration of $5.3 million for Eagle Creek, based on a measure of profitability, was accrued in 2008 and recorded as Goodwill. In addition, contingent consideration of $0.8 million related to the 2005 acquisition of the net assets of Holoubek, Inc. (“Holoubek”) was earned and recorded as Goodwill in 2008. Additional contingent consideration for Eagle Creek can be earned in 2009 based on a measure of profitability, with no maximum amount, and additional consideration of $1.7 million can be earned for Holoubek in 2011. Any additional contingent consideration earned will be recorded as Goodwill.

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

Management has allocated the purchase price of each acquisition to acquired tangible and intangible assets, and assumed liabilities, based on their respective fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the Lee Spain acquisition in 2008 (including the carrying value of the prior 50% equity investment) and for the 2007 Acquisitions at their respective dates of acquisition:

	2008	2007
	Acquisition	Acquisitions
	In thousands

Cash and equivalents	$813	$9,679
Other current assets	20,287	221,088
Property, plant and equipment	1,312	38,625
Intangible assets — indefinite-lived	6,314	408,400
Intangible assets — amortizable	7,170	273,541
Goodwill	15,678	222,084
Other assets	—	2,028

Total assets acquired	51,574	1,175,445

Current liabilities	22,209	64,636
Long-term debt	—	11,363
Other liabilities, primarily deferred income taxes	3,986	29,131

Total liabilities assumed	26,195	105,130

Net assets acquired	25,379	1,070,315
Carrying value of prior equity investment	9,679	—

Total purchase price	$35,058	$1,070,315

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

For the 2007 Acquisitions, management believes the 7 For All Mankind®, lucy®, Majestic® and Eagle Creek® trademarks and tradenames have indefinite lives. Amounts assigned to amortizable intangible assets included $223.8 million of customer relationships and $49.7 million of licensing contracts. Customer relationships are being amortized using accelerated methods over their estimated weighted average useful lives of 19 years, and licensing contracts are being amortized using straight-line and accelerated methods over their estimated weighted average useful lives of 18 years. For the 2008 acquisition of Lee Spain and the 2006 acquisition in India, amounts assigned to amortizable intangible assets consisted primarily of customer relationships, which are being amortized using an accelerated method over their weighted average useful lives of 15 years.

Except for the Majestic transaction, the purchase price of each acquisition exceeded the fair value of the net tangible and intangible assets acquired, with the excess purchase price recorded as Goodwill. Factors that contributed to recognition of Goodwill included (i) expected growth rates and profitability of the acquired companies, (ii) the ability to expand the brands within their markets or to new markets, (iii) their experienced workforce, (iv) VF’s strategies for growth in sales, income and cash flows and (v) expected synergies with existing VF business units. The Majestic, lucy activewear, Seven For All Mankind and Eagle Creek acquisitions are consistent with VF’s goal of acquiring strong lifestyle brands that have high growth potential within their target markets. The acquisitions of Lee Spain, The North Face — China and the joint venture in India gave VF control of its leading brands in some of the fastest growing markets in the world. Approximately $205.9 million of Goodwill in the 2007 Acquisitions is expected to be deductible for income tax purposes.

Operating results of the acquisitions have been included in the consolidated financial statements since their respective acquisition dates.

The following pro forma results of operations assume that the Majestic and Seven For All Mankind acquisitions had occurred at the beginning of 2007. Pro forma operating results for the other 2007 acquisitions and for the Lee Spain acquisition in 2008, for periods prior to their respective dates of acquisition, are not provided because these acquisitions, in the aggregate, are not material to VF’s results of operations.

2007
In thousands, except per
share amounts

Total revenues	$7,444,893
Income from continuing operations	611,102
Income from continuing operations per common share:
Basic	$5.53
Diluted	5.39

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

VF recorded a charge of $42.2 million in 2006, computed in accordance with Statement 144, for the difference between the recorded book value of the intimate apparel business and the expected net sales proceeds. The recorded book value included $117.5 million of Goodwill and $32.0 million of foreign currency translation losses, net of income tax

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

benefit, deferred in Accumulated Other Comprehensive Income (Loss). The charge was recorded as a valuation allowance against noncurrent assets of the intimate apparel business. In addition, VF recorded a noncash partial pension plan curtailment charge of $5.6 million for the withdrawal of intimate apparel participants from VF’s defined benefit pension plans. The write-down to expected net sales proceeds, plus the pension curtailment charge, were recorded in 2006 as a loss on disposal of the intimate apparel business, net of an income tax benefit of $10.9 million. Included in the determination of the $42.2 million impairment charge in 2006 was a $17.2 million unrealized gain on an investment in marketable securities of a supplier to our former intimate apparel business mentioned above. However, those marketable securities were not included in the final sales transaction. Accordingly, the loss on disposal in 2007 of $24.6 million consisted of (i) a $17.2 million increase in the loss related to the unsold marketable securities, (ii) final determination of the sales price and (iii) income tax adjustments of the sales price allocation.

Summarized operating results for the discontinued intimate apparel business were as follows:

	2007	2006
	In thousands

Total revenues	$196,167	$817,749

Income from operations, net of income taxes of $3,851 and $17,517	$2,929	$35,310
Loss on disposal, net of income tax benefit of $10,920 in 2006	(24,554)	(36,845)

Loss from discontinued operations	$(21,625)	$(1,535)

Sale of H.I.S® Brand:  VF sold its H.I.S® trademarks and related intellectual property for $11.5 million in 2007. H.I.S® was a female jeans and casual apparel brand, marketed primarily in Germany, and was reported as part of the Jeanswear reporting segment. Net foreign currency translation gains of $3.9 million, net of $2.2 million income taxes, on the H.I.S® net operating assets, previously deferred in Accumulated Other Comprehensive Income (Loss), were recognized in the Consolidated Statement of Income. The sale proceeds and recognition of the deferred foreign currency translation gains, less employee termination and other exit costs, resulted in a $5.7 million pretax gain, which was recorded as $2.6 million of additional expense in Cost of Goods Sold and a reduction of $8.3 million in Marketing, Administrative and General Expenses. Revenues of the H.I.S® brand totaled $25 million in 2007 and $34 million in 2006.

Note D — Accounts Receivable

	2008	2007
	In thousands

Trade	$833,561	$965,126
Royalty and other	65,884	64,878

Total accounts receivable	899,445	1,030,004
Less allowance for doubtful accounts	48,163	59,053

Accounts receivable, net	$851,282	$970,951

Note E — Inventories

	2008	2007
	In thousands

Finished products	$931,122	$911,496
Work in process	87,543	87,176
Materials and supplies	133,230	140,080

Inventories	$1,151,895	$1,138,752

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note F — Property, Plant and Equipment

	2008	2007
	In thousands

Land	$47,288	$49,146
Buildings and improvements	555,407	547,316
Machinery and equipment	954,939	932,553

Property, plant and equipment, at cost	1,557,634	1,529,015
Less accumulated depreciation	914,907	877,157

Property, plant and equipment, net	$642,727	$651,858

Assets recorded under capital leases, primarily buildings and improvements, are included in Property, Plant and Equipment at a cost of $51.9 million, less accumulated amortization of $14.1 million, at the end of 2008 and a cost of $49.5 million, less accumulated amortization of $9.2 million, at the end of 2007. Amortization expense for assets under capital leases is included in depreciation expense.

Assets having a cost of $21.2 million, less accumulated depreciation of $0.6 million at the end of 2008 and $0.2 million at the end of 2007, are subject to a mortgage. All other Property, Plant and Equipment is unencumbered.

Note G — Intangible Assets

	Weighted			Net
	Average		Accumulated	Carrying
	Life	Cost	Amortization	Amount
		Dollars in thousands

December 2008
Amortizable intangible assets:*
License agreements	22 years	$180,158	$34,769	$145,389
Customer relationships	20 years	324,191	52,105	272,086
Trademarks and other	7 years	17,509	8,269	9,240

Amortizable intangible assets, net				426,715
Indefinite-lived intangible assets:
Trademarks and tradenames				939,507

Intangible assets, net				$1,366,222

December 2007
Amortizable intangible assets:*
License agreements	22 years	$198,560	$39,994	$158,566
Customer relationships	20 years	325,133	28,748	296,385
Trademarks and other	7 years	15,140	4,551	10,589

Amortizable intangible assets, net				465,540
Indefinite-lived intangible assets:
Trademarks and tradenames				969,729

Intangible assets, net				$1,435,269

*	Amortization of license agreements — straight-line and accelerated methods; customer relationships — accelerated methods; trademarks and other — straight-line method.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Cost and accumulated amortization of $17.5 million were eliminated from License Agreements in 2008 because the underlying intangible assets became fully amortized in that year. Similarly, $0.1 million was eliminated from Trademarks and Other in both 2008 and 2007.

Amortization expense was $39.4 million in 2008, $27.1 million in 2007 and $18.0 million in 2006. Estimated amortization expense for the years 2009 through 2013 is $34.5 million, $31.9 million, $29.6 million, $28.0 million and $26.7 million, respectively.

Note H — Goodwill

Activity is summarized by business segment as follows:

	Outdoor and				Contemporary
	Action Sports	Jeanswear	Imagewear	Sportswear	Brands
	In thousands

Balance, December 2005	$512,164	$193,685	$56,246	$217,416
2006 acquisition	—	27,154	—	—
Contingent consideration	—	—	—	199
Adjustments to purchase price allocation	(1,450)	—	—	(22)
Currency translation	21,170	4,363	—	—

Balance, December 2006	531,884	225,202	56,246	217,593
Change in accounting policy
(Note A and Q)	(1,014)	—	—	(1,809)
2007 acquisitions	12,785	—	—	—	$209,215
Additional purchase cost	—	50	—	—	—
Adjustments to purchase price allocation	(6,240)	(5,027)	—	(17)	—
Currency translation	27,452	11,843	—	—	—

Balance, December 2007	564,867	232,068	56,246	215,767	209,215
2008 acquisition	—	15,678	—	—	—
Contingent consideration	5,309	—	457	—	—
Adjustments to purchase price allocation	(426)	—	—	—	41,215	*
Currency translation	(15,040)	(11,928)	—	—	370

Balance, December 2008	$554,710	$235,818	$56,703	$215,767	$250,800

*	Represents reclassification from indefinite-lived Intangible Assets upon finalization of purchase price allocation.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note I — Other Assets

	2008	2007
	In thousands

Investment securities held for deferred compensation plans (Note N)	$152,653	$221,622
Other investment securities	12,216	24,621
Investments accounted for under the equity method	85,642	19,040
Deferred income taxes (Note Q)	90,947	25,731
Computer software, net of accumulated amortization of $67,268 in 2008 and $62,039 in 2007	47,091	52,830
Pension asset (Note N)	—	27,441
Deferred debt issuance costs	11,130	11,952
Other	58,432	53,029

Other assets	$458,111	$436,266

Investment securities held for deferred compensation plans consist of mutual funds and life insurance contracts, which are considered trading securities recorded at fair value. See the discussion of Deferred Compensation Plans at Note N.

Other investment securities include common stock of a supplier to our former intimate apparel business and life insurance contracts held in an irrevocable trust to partially fund liabilities under the supplemental defined benefit pension plan (Note N). The common stock and the life insurance contracts are considered to be available-for-sale securities and, accordingly, are recorded at fair value.

Investments accounted for under the equity method at the end of 2007 included a 50% investment in Lee Spain. In July 2008, VF acquired the remaining equity in Lee Spain, and accordingly Lee Spain is a consolidated subsidiary after that date. At the end of 2008, the primary investment accounted for under the equity method was a one-third interest in Mo Industries. See Note B.

VF is the beneficiary of the insurance policies discussed above. Policy loans against the cash value of these policies are not significant.

Note J — Short-term Borrowings

	2008	2007
	In thousands

International bank credit agreement	$—	$92,711
International bank borrowings	53,580	38,834

Short-term borrowings	$53,580	$131,545

Short-term borrowings had a weighted average interest rate of 15.0% at the end of 2008 and 6.4% at the end of 2007.

VF has a $1.0 billion senior domestic unsecured committed revolving bank credit agreement that supports issuance of up to $1.0 billion in commercial paper, with any unused portion available for general corporate purposes. This agreement expires in October 2012 and can be extended by VF in October 2009 for one additional year, with approval of the lenders. The agreement requires VF to pay a facility fee of 0.06% per year and contains a financial covenant requiring VF’s ratio of consolidated indebtedness to consolidated capitalization to remain below 60%. The agreement contains other covenants and events of default, including limitations on liens, subsidiary indebtedness, sales of assets, and a cross-acceleration event of default if more than $100.0 million of other debt is in default and has been accelerated by the lenders. If VF fails in the performance of any covenant under this agreement,

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

the banks may terminate their obligation to lend, and any bank borrowings outstanding under this agreement may become due and payable. At the end of 2008, VF was in compliance with all covenants, and the entire amount of the credit agreement was available for borrowing, except for $11.6 million related to standby letters of credit issued under the agreement on behalf of VF.

In addition, certain international subsidiaries, with VF Corporation as guarantor, have a €250.0 million (U.S. dollar equivalent of $347.2 million at December 2008) senior international unsecured committed revolving bank credit agreement. The agreement, which expires in October 2012, can be extended by VF in October 2009 for one additional year, with approval of the lenders. The agreement has a 0.06% facility fee. The terms and conditions of the international bank credit agreement are substantially the same as those of VF’s $1.0 billion domestic credit agreement. At the end of 2008, VF was in compliance with all covenants, and the entire amount of the credit agreement was available for borrowing.

Note K — Accrued Liabilities

	2008	2007
	In thousands

Compensation	$133,620	$135,621
Deferred compensation (Note N)	22,300	24,200
Income taxes (Note Q)	17,574	9,731
Deferred income taxes (Note Q)	6,221	7,431
Other taxes	70,173	57,185
Unrealized losses on hedging contracts	26,025	13,027
Advertising	25,127	26,685
Customer discounts and allowances	20,296	18,091
Interest	15,030	16,774
Insurance	13,308	12,123
Product warranty claims (Note M)	11,376	10,791
Pension liability (Note N)	9,400	3,152
Contingent consideration (Note B)	9,300	1,500
Other	140,149	152,849

Accrued liabilities	$519,899	$489,160

In the fourth quarter of 2008, management took a number of actions to realign VF’s cost structure to protect future profitability and to address the uncertainty posed by the economic crisis and recession that began in 2008. Costs totaling $41.0 million relating to these actions were charged to expense as follows: $5.0 million to Cost of Goods Sold and $36.0 million to Marketing, Administrative and General. Of the total, $35.1 million related to severance and benefits, and $5.9 million related to asset write-downs and lease exit costs. There was $40.1 million remaining to be paid at the end of December 2008, primarily in Compensation above, and substantially all amounts will be paid in cash during 2009.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note L — Long-term Debt

	2008	2007
	In thousands

8.50% notes, due 2010	$200,000	$200,000
5.95% notes, due 2017	250,000	250,000
6.00% notes, due 2033	292,679	292,556
6.45% notes, due 2037	350,000	350,000
Capital leases and other	52,189	56,057

Total long-term debt	1,144,868	1,148,613
Less current portion	3,322	3,803

Long-term debt, due beyond one year	$1,141,546	$1,144,810

All notes, along with any amounts outstanding under the domestic bank credit agreement and the international bank credit agreement (Note J), rank equally as senior obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2010 and 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the 2017 and 2037 notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indenture that governs the respective notes, the trustee or lenders may declare the principal due and payable immediately. At the end of 2008, VF was in compliance with all covenants. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the 2017 and 2037 notes, if there were a change in control of VF and, as a result of the change in control, those notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest. VF may redeem the notes, in whole or in part, at a price equal to (i) 100% of the principal amount, plus accrued interest to the redemption date, and (ii) a premium for any excess of the U.S. Treasury rate over the stated rate for the notes, plus an additional 20 basis points for the 2017 notes and 25 basis points for the 2037 notes.

The 6.00% notes, having a principal balance of $300.0 million, are recorded net of unamortized original issue discount. Interest Expense on these notes is recorded at an effective annual interest rate of 6.19%, including amortization of the original issue discount, deferred gain on an interest rate hedging contract (Note U) and debt issuance costs.

Capital leases and other included capital lease obligations of $40.0 million at the end of 2008 and $43.3 million at the end of 2007 at an effective interest rate of 5.1%.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2008 are summarized as follows:

	Notes and	Capital
	Other	Leases
	In thousands

2009	$646	$4,659
2010	200,655	4,348
2011	165	4,320
2012	174	4,147
2013	187	4,159
Thereafter	910,342	32,485

	1,112,169	54,118
Less debt discount included above	7,321	—
Less amounts representing interest	—	14,098

Total long-term debt	1,104,848	40,020
Less current portion	646	2,676

Long-term debt, due beyond one year	$1,104,202	$37,344

Note M — Other Liabilities

	2008	2007
	In thousands

Deferred compensation (Note N)	$156,538	$229,410
Pension liability (Note N)	405,517	74,357
Income taxes (Note Q)	47,773	79,025
Deferred income taxes (Note Q)	9,434	96,446
Deferred rent credits	42,057	36,144
Product warranty claims	28,693	27,908
Deferred credit — Majestic earnout (Note B)	5,250	8,500
Minority interest in partially owned subsidiaries	1,353	1,726
Other	27,633	37,143

Other liabilities	$724,248	$590,659

Activity relating to accrued product warranty claims is summarized as follows:

	2008	2007	2006
	In thousands

Balance, beginning of year	$38,699	$32,615	$31,738
Acquired businesses	—	1,664	—
Accrual for products sold during the year	12,795	10,367	7,943
Repair or replacement costs incurred	(10,341)	(7,862)	(8,350)
Currency translation	(1,084)	1,915	1,284

Balance, end of year	40,069	38,699	32,615
Less current portion (Note K)	11,376	10,791	8,808

Long-term portion	$28,693	$27,908	$23,807

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

	2008	2007	2006
	Dollars in thousands

Service cost — benefits earned during the year	$16,473	$21,701	$22,027
Interest cost on projected benefit obligations	69,043	67,653	66,301
Expected return on plan assets	(83,360)	(82,611)	(72,751)
Settlement and curtailment charges	4,383	—	5,612
Amortization of deferred amounts:
Actuarial loss	1,562	5,296	27,421
Prior service cost	2,691	2,691	3,480

Total pension expense	10,792	14,730	52,090
Amount allocable to discontinued operations	—	1,651	14,542

Pension expense — continuing operations	$10,792	$13,079	$37,548

Assumptions used to determine pension expense:
Discount rate	6.40%	5.95%	5.75%
Expected long-term return on plan assets	8.00%	8.25%	8.25%
Rate of compensation increase	4.00%	4.00%	3.75%

VF incurred a $4.4 million settlement change in 2008 related to the recognition of deferred actuarial losses resulting from payments of a portion of the retirement benefits accrued under VF’s supplemental defined benefit plan. In 2006, VF incurred a $5.6 million partial plan curtailment charge related to the sale of the intimate apparel business (Note C).

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following provides a reconciliation of the changes in fair value of the pension plans’ assets and projected benefit obligations, and the plans’ funded status, at the end of each year:

	2008	2007
	Dollars in thousands

Fair value of plan assets, beginning of year	$1,066,980	$973,733
Effect of eliminating early measurement date (Note A)	—	49,823
Actual return on plan assets	(319,889)	90,875
VF contributions	15,579	6,019
Benefits paid	(69,921)	(53,470)

Fair value of plan assets, end of year	692,749	1,066,980

Projected benefit obligations, beginning of year	1,117,048	1,120,523
Effect of eliminating early measurement date (Note A)	—	19,376
Service cost	16,473	21,701
Interest cost	69,043	67,653
Actuarial gain	(24,977)	(58,735)
Benefits paid	(69,921)	(53,470)

Projected benefit obligations, end of year	1,107,666	1,117,048

Funded status, end of year	$(414,917)	$(50,068)

Amounts included in Consolidated Balance Sheets:
Noncurrent assets (Note I)	$—	$27,441
Current liabilities (Note K)	(9,400)	(3,152)
Noncurrent liabilities (Note M)	(405,517)	(74,357)

Funded status	$(414,917)	$(50,068)

Accumulated other comprehensive (income) loss:
Deferred actuarial loss	$459,569	$87,242
Deferred prior service cost	13,818	16,509

	$473,387	$103,751

Assumptions used to determine benefit obligations:
Discount rate	6.50%	6.40%
Rate of compensation increase	4.00%	4.00%

Projected benefit obligations at any pension plan measurement date are the present value of vested and unvested pension benefits, based on both past and projected future employee service and compensation levels. Accumulated benefit obligations are the present value of vested and unvested pension benefits earned through the

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

measurement date, without projection to future periods. VF’s two defined benefit pension plans are summarized as follows:

	2008	2007
	In thousands

Qualified benefit plan:
Projected benefit obligations	$1,031,362	$1,039,539
Accumulated benefit obligations	998,587	978,034
Plan assets	692,749	1,066,980
Supplemental benefit plan:
Projected benefit obligations	76,304	77,509
Accumulated benefit obligations	62,621	68,875

Differences between actual results and amounts estimated using actuarial assumptions are deferred and amortized as a component of future years’ pension expense. These unrecognized actuarial gains and losses are amortized to pension expense as follows: amounts totaling less than 10% of the lower of plan assets or projected benefit obligations are not amortized; amounts totaling 10% to 20% of projected benefit obligations are amortized over the expected average remaining service of active participants; and amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years. Under Statement 158, deferred actuarial losses and deferred prior service costs are recorded in Accumulated Other Comprehensive Income (Loss). The estimated amounts of Accumulated Other Comprehensive Income (Loss) to be amortized to pension expense in 2009 are as follows: deferred actuarial losses — $60.5 million and deferred prior service costs — $2.7 million.

Management’s investment strategy is to invest the plan’s assets in a diversified portfolio of domestic and international equity, corporate and governmental fixed income and real estate securities to provide long-term growth in plan assets at an acceptable level of risk. This strategy, the resulting allocation of plan assets and the selection of independent investment managers are reviewed periodically. There are no investments in VF debt or equity securities. The plan’s exposure to investments affected by the credit market crisis is not significant.

The expected long-term rate of return on plan assets was based on the weighted average of the expected returns for the major asset classes in which the plan invests. Expected returns by asset class were developed through analysis of historical market returns, current market conditions, inflation expectations and other economic factors. The actual allocations by asset class at the latest measurement dates, and the target allocation for 2009, are as follows:

	2009	Actual
	Target	Allocations
	Allocation	2008	2007

Equity securities	46-60%	64%	74%
Fixed income securities	25-35	25	17
Real estate securities	8-12	11	9
Other	0-10	—	—

		100%	100%

VF makes contributions to the qualified pension plan sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as considered prudent. VF is not required under applicable regulations, and does not currently intend, to make a contribution to the qualified pension plan during 2009 but does intend to make contributions totaling $9.4 million to fund payments under the nonqualified pension plan. The plans’ estimated future benefit payments, including benefits attributable to estimated future employee service, are approximately $54.5 million in 2009, $56.6 million in 2010, $59.9 million in 2011, $63.7 million in 2012, $67.0 million in 2013 and $384.7 million for the years 2014 through 2018.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Deferred Compensation Plans:  VF sponsors a nonqualified retirement savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Expense under this plan was $4.4 million in 2008, $4.3 million in 2007 and $4.1 million in 2006. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds and VF Common Stock. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense in the Consolidated Statements of Income. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. Similarly, under a separate nonqualified plan, nonemployee members of the Board of Directors may elect to defer their Board compensation and invest it in VF Common Stock equivalents. At December 2008, VF’s liability to participants of the deferred compensation plans was $178.8 million, of which $22.3 million expected to be paid in 2009 was recorded in Accrued Liabilities (Note K) and $156.5 million expected to be paid beyond one year was recorded in Other Liabilities (Note M).

VF has purchased (i) specific mutual funds and VF Common Stock in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities and (ii) variable life insurance contracts that, in turn, invest in mutual funds that are substantially the same as other participant-directed investment selections. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide (i) a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of VF’s insolvency, and (ii) an economic hedge of the financial impact of changes in deferred compensation liabilities based on changes in market value of the participant-selected investments underlying the liabilities. The mutual funds and life insurance investments are recorded at fair value. At December 2008, the fair value of the mutual fund and life insurance investments was $175.0 million, of which $22.3 million expected to be liquidated to fund payments to participants in 2009 was recorded in Other Current Assets and $152.7 million was recorded in Other Assets (Note I). The VF Common Stock purchased to match participant-directed investment selections is treated for financial reporting purposes as treasury stock (Note O), which is the primary reason for the difference in carrying value of the investment securities and the recorded deferred compensation liabilities. Realized and unrealized gains and losses on the mutual fund and life insurance investments (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.

Other Retirement and Savings Plans:  VF also sponsors defined contribution retirement and savings plans. For domestic employees not covered by VF’s defined benefit plans or a collective bargaining agreement, VF contributes a specified percentage of an employee’s gross earnings to a qualified retirement plan. VF also sponsors 401(k) and other retirement and savings plans for certain domestic and foreign employees where cash contributions are based on a specified percentage of employee contributions. Expense for these plans totaled $14.5 million in 2008, $14.2 million in 2007 and $12.8 million in 2006.

Note O — Capital

Common Stock outstanding is net of shares held in treasury, and in substance retired. There were 12,198,054 treasury shares at the end of 2008, 10,042,686 treasury shares at the end of 2007 and 5,775,810 at the end of 2006. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 261,092 shares of VF Common Stock at the end of 2008, 284,103 shares at the end of 2007 and 261,458 shares at the end of 2006 were held in trust for deferred compensation plans (Note N). These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $10.8 million, $11.8 million and $9.8 million at the end of 2008, 2007 and 2006, respectively.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Preferred Stock consists of 25,000,000 authorized shares at $1 par value. There were 755,518 shares of 6.75% Series B Redeemable Preferred Stock owned by a VF employee stock ownership plan at the beginning of 2006. All these shares were converted into Common Stock during 2006.

Accumulated Other Comprehensive Income (Loss):  Other comprehensive income (loss) consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but instead are reported within a separate component of Common Stockholders’ Equity. Amounts comprising Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets, net of related income taxes, are summarized as follows:

	2008	2007
	In thousands

Foreign currency translation	$22,203	$126,171
Defined benefit pension plans	(290,991)	(63,975)
Derivative financial instruments	(6,690)	(8,419)
Unrealized gains (losses) on marketable securities	(816)	7,718

Accumulated other comprehensive income (loss)	$(276,294)	$61,495

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

Note P — Stock-based Compensation

VF may grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers and key employees and also to nonemployee members of VF’s Board of Directors under the amended and restated 1996 Stock Compensation Plan approved by stockholders. All stock-based compensation awards are classified as equity awards, which are accounted for in Common Stockholders’ Equity in the Consolidated Balance Sheets. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. Awards that do not vest are forfeited. Compensation cost for stock option awards, which vest in equal annual installments over three years of continuous service, is recognized during each individual vesting period. Income tax benefits associated with stock option awards are computed under the short form method. Total compensation cost and the related income tax benefits for those awards recognized in the Consolidated Statements of Income were $31.6 million and $11.6 million for 2008, $62.4 million and $23.0 million for 2007 and $46.4 million and $17.1 million for 2006, respectively. Stock-based compensation cost capitalized as part of inventory was $0.4 million at December 2008 and $0.5 million at December 2007. At the end of 2008, there was $23.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $15.1 million, $5.8 million, $1.5 million and $0.4 million are expected to be recognized in 2009, 2010, 2011 and 2012, respectively.

At the end of 2008, there were 7,108,954 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.

Stock Options:  Stock options are granted at a price equal to the average of the high and low price of VF Common Stock on the date of grant and expire ten years after the date of grant. The fair value on the date of grant of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

assumptions for inputs between the grant date of the options and the date of expiration. The assumptions used and the resulting weighted average fair value of stock options granted are summarized below:

	2008	2007	2006

Expected volatility	23% to 36%	22% to 30%	19% to 30%
Weighted average volatility	27%	24%	22%
Expected term (in years)	4.8 to 7.3	4.7 to 7.3	4.7 to 7.5
Dividend yield	2.8%	3.2%	1.9%
Risk-free interest rate	2.1% to 3.6%	5.2% to 4.8%	4.6% to 4.7%
Weighted average fair value at date of grant	$18.58	$16.80	$14.00

Volatility is the measure of change in the market price of VF Common Stock from period to period. Expected volatility over the contractual term of an option was based on a combination of the implied volatility from publicly traded options on VF Common Stock and the historical volatility of VF Common Stock. The expected term represents the period of time that options granted are expected to be outstanding before exercise. VF used historical data to estimate both voluntary and involuntary option exercise behaviors and to estimate the number of options that would not vest. Groups of employees that have historically exhibited similar option exercise behaviors were considered separately in estimating the expected term. Dividend yield represents expected dividends on VF Common Stock for the contractual life of the options. Risk-free interest rates for the periods during the contractual life of the option were the implied yields at the date of grant from the U.S. Treasury zero coupon yield curve.

Stock option activity for 2008 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	Outstanding	Price	Term (Years)	(In thousands)

Outstanding, December 2007	8,892,750	$53.70
Granted	1,395,214	79.41
Exercised	(1,704,244)	44.88
Forfeited/cancelled	(263,992)	70.37

Outstanding, December 2008	8,319,728	59.29	6.5	$43,222

Exercisable, December 2008	5,314,734	51.55	5.5	$42,792

The total fair value of stock options vested during 2008 was $21.7 million, during 2007 was $20.5 million and during 2006 was $25.4 million. Intrinsic value is the amount by which the fair value of VF Common Stock exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during 2008 was $57.4 million, during 2007 was $53.3 million and during 2006 was $74.9 million.

Restricted Stock Units:  VF has granted performance-based RSUs and nonperformance-based RSUs to key employees as a long-term incentive. For performance-based RSUs, participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of performance goals for profitability and revenue growth set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the end of each three year performance period. For nonperformance-based RSUs, each RSU entitles the holder to one share of VF Common Stock. These RSUs vest generally four years after grant. Dividend equivalents, payable in additional shares of VF Common Stock, accrue without compounding on the two types of RSUs.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Activity in 2008 for RSUs is summarized as follows:

	Performance-based		Nonperformance-based
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value

Outstanding, December 2007	767,908	$61.56	40,000	$79.05
Earned at the end of 2007, with Common Stock distributed in 2008	(277,949)	54.88	—	—
Granted	293,735	78.02	—	—
Forfeited/cancelled	(63,883)	73.43	—	—

Outstanding, December 2008	719,811	69.80	40,000	79.05

Vested, December 2008	251,572	55.32	—	—

The grant date fair value of each performance-based RSU granted during 2008, 2007 and 2006 was $78.02, $77.00 and $55.32, respectively, which was equal to the market value of the underlying VF Common Stock. The total value of awards outstanding at the end of 2008 was $50.7 million. Awards earned and vested for the three year performance period ended in 2008 and distributable in early 2009 totaled 363,990 shares of VF Common Stock having a value of $20.9 million, subject to final confirmation approval of the Compensation Committee of the Board of Directors. Similarly, 420,536 shares of VF Common Stock with a value of $32.8 million were earned for the performance period ended in 2007, and 405,696 shares of VF Common Stock with a value of $31.2 million were earned for the performance period ended in 2006.

The grant date fair value of each nonperformance-based RSU granted during 2007 and 2006 was $80.08 and $75.97, respectively, which was equal to the market value of the underlying VF Common Stock. The total value of awards outstanding at the end of 2008 was $2.5 million.

Certain participants have elected to defer receipt of shares earned upon vesting. Dividend equivalents, payable in additional shares, accrue on deferred shares. A total of 103,336 shares of Common Stock are issuable in future years for such deferrals.

Restricted Stock:  VF has granted restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares at the grant date was the market value of VF Common Stock. Dividends are payable in additional restricted shares at the time the restricted share grants vest, generally four years after grant.

Activity for 2008 is summarized below:

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value

Outstanding, December 2007	72,757	$67.12
Granted	31,000	71.99
Dividend equivalents	3,059	69.90
Forfeited	(10,762)	70.30

Outstanding, December 2008	96,054	68.43

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

This restricted stock had a fair value of $5.5 million at the end of 2008.

Note Q — Income Taxes

The provision for Income Taxes was computed based on the following amounts of Income from Continuing Operations Before Income Taxes:

	2008	2007	2006
	In thousands

Domestic	$592,346	$628,290	$577,802
Foreign	255,611	277,280	199,436

Income from continuing operations before income taxes	$847,957	$905,570	$777,238

The provision for Income Taxes for continuing operations consisted of:

	2008	2007	2006
	In thousands

Current:
Federal	$134,277	$217,543	$215,202
Foreign	64,993	53,448	32,547
State	22,285	25,081	18,901

	221,555	296,072	266,650
Deferred, primarily federal	23,654	(3,748)	(24,463)

Income taxes	$245,209	$292,324	$242,187

The reasons for the difference between income taxes for continuing operations computed by applying the statutory federal income tax rate and income tax expense in the financial statements are as follows:

	2008	2007	2006
		In thousands

Tax at federal statutory rate	$296,785	$316,949	$272,033
State income taxes, net of federal tax benefit	19,767	21,345	9,279
Foreign rate difference	(76,189)	(44,169)	(37,909)
Change in valuation allowance	8,456	(10)	3,643
Other, net	(3,610)	(1,791)	(4,859)

Income taxes	$245,209	$292,324	$242,187

Foreign rate differences included $18.2 million in tax benefit in 2008, $10.6 million in 2007 and $16.9 million in 2006 from the favorable audit outcomes on certain tax matters and from expiration of statutes of limitations outside of the United States.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consisted of the following:

	2008	2007
	In thousands

Deferred income tax assets:
Inventories	$24,001	$19,722
Employee compensation and benefits	302,312	171,674
Other accrued expenses	103,489	114,965
Operating loss carryforwards	100,238	138,449
Capital loss carryforwards	32,934	39,860

	562,974	484,670
Valuation allowance	(93,424)	(129,227)

Deferred income tax assets	469,550	355,443

Deferred income tax liabilities:
Depreciation	229	12,162
Intangible assets	229,061	214,460
Other deferred liabilities	16,950	23,073
Foreign currency translation	31,981	58,619
Unremitted foreign earnings	19,698	20,786

Deferred income tax liabilities	297,919	329,100

Net deferred income tax assets	$171,631	$26,343

Amounts included in Consolidated Balance Sheets:
Current assets	$96,339	$104,489
Current liabilities	(6,221)	(7,431)
Noncurrent assets	90,947	25,731
Noncurrent liabilities	(9,434)	(96,446)

	$171,631	$26,343

As of the end of 2008, VF has not provided deferred U.S. income taxes on $645.6 million of undistributed earnings of international subsidiaries where the earnings are considered to be permanently invested. The undistributed earnings would become taxable in the United States if management decided to repatriate earnings for business, tax or foreign exchange reasons. If this were the case, U.S. income taxes would be provided net of foreign taxes already paid.

VF has been granted a lower effective income tax rate on taxable earnings in one foreign subsidiary based on meeting certain increased investment and employment level requirements. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $12.6 million ($0.11 per diluted share) in 2008, $15.4 million ($0.14 per share) in 2007 and $13.6 million ($0.12 per share) in 2006. The tax status providing this benefit expires at the end of 2009. During 2008, VF entered into a new agreement with the tax authorities of that country that will result in a slightly higher effective income tax rate on taxable income in that subsidiary for 2010 through 2014.

VF has potential tax benefits totaling $58.3 million for foreign operating loss carryforwards, of which $44.5 million have an unlimited carryforward life. In addition, there are $33.7 million of potential tax benefits for federal operating loss carryforwards that expire between 2017 and 2027 and $8.2 million of benefits for state operating loss carryforwards that

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

expire between 2009 and 2028. Some of the foreign and substantially all of the federal and state operating loss carryforward amounts relate to acquired companies for periods prior to their acquisition by VF. A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $55.2 million for available foreign carryforwards, $13.3 million for available federal carryforwards and $5.5 million for available state carryforwards. During 2008, VF had a net reduction in valuation allowances of $13.7 million related to foreign carryforwards, $5.8 million related to federal carryforwards, $4.0 million related to state carryforwards and $12.3 million related to foreign currency translation effects. In addition, VF has potential tax benefits totaling $32.9 million for federal capital loss carryforwards at the end of 2008. Included in this amount is $19.4 million related to discontinued operations sold in 2007 (Note C), upon which a full valuation allowance was provided. Of the remaining amount, $10.1 million will be realized in cash upon settlement of Internal Revenue Service (“IRS”) examinations.

A reconciliation of the change in the accrual for unrecognized tax benefits during 2008 and 2007 is as follows:

			Unrecognized
	Unrecognized		Income Tax
	Income Tax	Accrued	Benefits,
	Benefits	Interest	Including Interest
	In thousands

Balance, December 2006	$84,322	$15,808	$100,130
Change in accounting policy (Note A)	(558)	—	(558)
Additions for current year tax positions	3,762	371	4,133
Additions for prior year tax positions	16,328	4,926	21,254
Reductions for prior year tax positions	(10,385)*	(4,275)	(14,660)
Reductions due to statute expirations	(10,737)	(45)	(10,782)
Payments in settlement	(543)	(370)	(913)
Currency translation	2,710	—	2,710

Balance, December 2007	84,899	16,415	101,314
Additions for current year tax positions	9,320	409	9,729
Additions for prior year tax positions	7,746	4,753	12,499
Reductions for prior year tax positions	(30,854)	(8,138)	(38,992)
Reductions due to statute expirations	(7,441)	(18)	(7,459)
Payments in settlement	(5,652)	(2,600)	(8,252)
Currency translation	(587)	—	(587)

Balance, December 2008	$57,431	$10,821	$68,252

	2008	2007

Amounts included in Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest	$68,252	$101,314
Less deferred tax benefit	11,406	12,558

Total unrecognized tax benefits	56,846	88,756
Less current portion (Note K)	9,073	9,731

Long-term portion (Note M)	$47,773	$79,025

*	Includes $6.2 million as a reduction of Goodwill (Note H)

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Included in unrecognized tax benefits are $56.8 million in 2008 and $81.8 million in 2007 of tax benefits that, if recognized, would reduce our annual effective tax rate. VF recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits in the income tax provision. VF had a net reduction of $3.6 million in the income tax provision in 2008 for accrued interest and penalties, net of income tax benefit, related to these unrecognized tax benefits and a net increase of $0.6 million in 2007 for interest and penalties, net of income tax benefit.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, IRS examinations for tax years 2002 and 2003 were settled in 2008, and the IRS commenced an examination of tax years 2004, 2005 and 2006. In the United Kingdom, Inland Revenue examinations for certain subsidiaries for tax years 2001 to 2006 were settled in 2008. Tax years 1998 to 2002 are under examination by the State of North Carolina, and tax years 2003 to 2005 are under examination by the State of Alabama. In addition, the State of California has indicated its intent to examine tax year 2006. VF is also currently subject to examination by various other taxing authorities. Management believes that some of these audits and negotiations will conclude during the next 12 months. During 2009, management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $9.1 million due to settlement of audits and expiration of statutes of limitations, which includes $4 million that would reduce income tax expense.

Note R — Segment Information

For internal management and reporting purposes, VF’s businesses are grouped principally by product categories, and by brands within those product categories. These groupings of businesses are referred to as “coalitions.” These coalitions represent VF’s reportable segments, as described below:

•	Outdoor and Action Sports — Outerwear, action sports apparel and footwear, daypacks and bags, and technical equipment

•	Jeanswear — Jeanswear and related products

•	Imagewear — Occupational apparel and licensed apparel

•	Sportswear — Fashion sportswear

•	Contemporary Brands — Premium lifestyle apparel

•	Other — Primarily VF Outlets

Operating results of Lee Spain are included in the Jeanswear Coalition, and the equity in net income of Mo Industries is included in the Contemporary Brands Coalition since their respective dates of acquisition or investment in 2008.

Management at each of the coalitions has direct control over and responsibility for its revenues, operating income and assets, hereinafter termed “Coalition Revenues,” “Coalition Profit” and “Coalition Assets,” respectively. VF management evaluates operating performance and makes investment and other decisions based on Coalition Revenues and Coalition Profit. Accounting policies used for internal management reporting at the individual coalitions are consistent with those in Note A, except as stated below and except that inventories are valued on a FIFO basis. Common costs such as information systems processing, retirement benefits and insurance are allocated to the coalitions based on appropriate metrics such as usage or employment.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

information systems, costs of maintaining and enforcing certain of VF’s trademarks, adjustments for the LIFO method of inventory valuation and miscellaneous consolidating adjustments).

Coalition Assets, for internal management purposes, are those used directly in or resulting from the operations of each business unit, such as accounts receivable, inventories and property, plant and equipment. Corporate assets include investments held in trust for deferred compensation plans and information systems assets.

Financial information for VF’s reportable segments is as follows:

	2008*	2007	2006
	In thousands

Coalition revenues:
Outdoor and Action Sports	$2,742,096	$2,387,136	$1,868,256
Jeanswear	2,764,875	2,896,699	2,780,197
Imagewear	991,072	988,321	828,165
Sportswear	634,222	683,584	685,452
Contemporary Brands	387,651	142,286	—
Other	122,684	121,333	53,724

Total revenues	$7,642,600	$7,219,359	$6,215,794

Coalition profit:
Outdoor and Action Sports	$454,182	$392,658	$298,934
Jeanswear	378,881	479,435	429,742
Imagewear	131,626	141,866	134,274
Sportswear	39,687	65,923	91,340
Contemporary Brands	53,691	24,848	—
Other	(2,414)	3,955	1,981

Total coalition profit	1,055,653	1,108,685	956,271
Corporate and other expenses	(119,761)	(140,303)	(127,768)
Interest, net	(87,935)	(62,812)	(51,265)

Income from continuing operations before income taxes	$847,957	$905,570	$777,238

*	Restructuring costs totaling $41.0 million in the fourth quarter of 2008 reduced coalition profit as follows: Outdoor and Action Sports— $8.2 million; Jeanswear — $22.6 million; Imagewear — $2.0 million; Sportswear — $3.2 million; Contemporary Brands — $0.5 million and Corporate and other — $4.5 million. See Note K.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	2008	2007	2006
	In thousands

Coalition assets:
Outdoor and Action Sports	$925,516	$921,437	$787,361
Jeanswear	1,016,582	1,092,555	1,074,433
Imagewear	344,739	354,783	274,653
Sportswear	130,423	141,747	138,625
Contemporary Brands	197,064	168,271	—
Other	60,226	67,019	71,186

Total coalition assets	2,674,550	2,745,812	2,346,258
Cash and equivalents	381,844	321,863	343,224
Intangible assets and goodwill	2,680,020	2,713,432	1,786,618
Deferred income taxes	187,286	130,220	96,473
Corporate assets	510,168	535,358	472,049
Discontinued operations	—	—	421,071

Consolidated assets	$6,433,868	$6,446,685	$5,465,693

Capital expenditures (including capital leases):
Outdoor and Action Sports	$40,603	$53,286	$95,564
Jeanswear	31,229	29,413	26,858
Imagewear	9,145	9,015	8,441
Sportswear	9,420	8,395	9,884
Contemporary Brands	21,584	4,583	—
Other	6,261	3,106	2,886
Corporate	5,965	6,065	28,617

	$124,207	$113,863	$172,250

Depreciation and amortization expense:
Outdoor and Action Sports	$46,912	$37,473	$30,199
Jeanswear	40,744	40,138	44,400
Imagewear	12,858	11,950	8,831
Sportswear	16,739	13,852	18,294
Contemporary Brands	20,458	6,151	—
Other	5,866	7,064	5,621
Corporate	22,594	24,599	21,501

	$166,171	$141,227	$128,846

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Information by geographic area is presented below, with revenues based on the location of the customer:

	2008	2007	2006
	In thousands

Total revenues:
United States	$5,321,054	$5,202,940	$4,621,848
Foreign, primarily Europe	2,321,546	2,016,419	1,593,946

	$7,642,600	$7,219,359	$6,215,794

Property, plant and equipment:
United States	$471,892	$462,263	$422,680
Mexico	39,632	52,946	57,562
Other foreign, primarily Europe	131,203	136,649	112,816

	$642,727	$651,858	$593,058

Sales to Wal-Mart Stores, Inc., substantially all in the Jeanswear Coalition, comprised 11% of Total Revenues in 2008, 12% in 2007 and 13% in 2006. Trade receivables from this customer totaled $76.1 million at the end of 2008 and $89.5 million at the end of 2007.

Note S — Commitments

Rent expense included in the Consolidated Statements of Income was as follows:

	2008	2007	2006
	In thousands

Minimum rent expense	$152,053	$128,802	$108,246
Contingent rent expense	6,702	7,072	5,914

Rent expense	$158,755	$135,874	$114,160

Future minimum lease payments are $170.3 million, $148.5 million, $127.6 million, $98.7 million and $84.4 million for the years 2009 through 2013, respectively, and $214.7 million thereafter. Future payments presented have not been reduced by income from noncancelable subleases totaling $11.3 million.

VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in Cost of Goods Sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $58.6 million, $79.9 million, $78.2 million, $77.6 million and $50.4 million for the years 2009 through 2013, respectively, and $52.1 million thereafter.

VF in the ordinary course of business has entered into purchase commitments for raw materials, sewing labor and finished products. These agreements, typically ranging from 2 to 6 months in duration, require total payments of $670.0 million in 2009. In addition, VF has a remaining commitment to purchase $77.5 million of finished product, with a minimum of $15.0 million per year, in connection with the sale of a business in a prior year.

VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $40.2 million, $11.9 million, $4.8 million, $0.7 million and $0.2 million for the years 2009 through 2013, respectively, and $0.2 million thereafter.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs totaled $80.3 million. These commitments would only be drawn upon if VF were to fail to meet its claims obligations.

Note T — Earnings Per Share

	2008	2007	2006
	In thousands, except per share amounts

Basic earnings per share:
Income from continuing operations	$602,748	$613,246	$535,051
Less Preferred Stock dividends	—	—	646

Income available for Common Stock	$602,748	$613,246	$534,405

Weighted average Common Stock outstanding	109,234	110,443	110,560

Basic earnings per share from continuing operations	$5.52	$5.55	$4.83

Diluted earnings per share:
Income from continuing operations	$602,748	$613,246	$535,051

Weighted average Common Stock outstanding	109,234	110,443	110,560
Effect of dilutive securities:
Preferred Stock	—	—	478
Stock options and other	2,021	2,905	2,002

Weighted average Common Stock and dilutive securities outstanding	111,255	113,348	113,040

Diluted earnings per share from continuing operations	$5.42	$5.41	$4.73

Outstanding options to purchase 3.7 million shares of Common Stock were excluded from the computation of diluted earnings per share in 2008 because the effect of their inclusion would have been antidilutive. Earnings per share for Discontinued Operations and Net Income were computed using the same weighted average shares described above.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis at December 2008:

		Fair Value Measurement Using:
		Quoted Price	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	In thousands

Financial assets:
Cash equivalents	$156,900	$156,900	$—	$—
Investment securities	157,651	114,778	42,873	—
Derivative instruments	1,089	—	1,089	—
Financial liabilities:
Derivative instruments	26,034	—	26,034	—
Deferred compensation	176,394	—	176,394	—

Cash equivalents measured at fair value above represent funds held in institutional money market funds. Investment securities, consisting primarily of mutual funds (classified as Level 1) and a separately managed fixed income fund (classified as Level 2), are purchased to offset a substantial portion of participant-directed investment selections representing underlying liabilities to participants in VF’s deferred compensation plans. Liabilities under deferred compensation plans are recorded at amounts payable to participants, based on the fair value of participant-directed investment selections. Derivative instruments represent net unrealized gains or losses on foreign currency forward exchange contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.

The fair value of VF’s long-term debt, including the current portion, was approximately $1,027.4 million at the end of 2008, compared with its carrying value of $1,144.9 million, and was $1,137.5 million at the end of 2007, compared with its carrying value of $1,148.6 million. Fair value was estimated based on quoted market prices or values of comparable borrowings. The carrying amounts of VF’s other financial assets and liabilities not disclosed above, principally cash and other cash equivalents, accounts receivable, life insurance contracts and short-term borrowings, approximated their fair value.

VF monitors net foreign currency exposures and may enter into foreign currency forward exchange contracts. These contracts hedge against the effects of exchange rate fluctuations on anticipated cash flows relating to a portion of VF’s foreign currency cash flows for inventory purchases and production costs, product sales and intercompany royalty payments anticipated for the following 12 months. Other contracts hedge against the effects of exchange rate fluctuations on specific foreign currency transactions, primarily intercompany financing arrangements. Use of hedging contracts allows VF to reduce its overall exposure to exchange rate movements since gains and losses on these contracts will offset losses and gains on the transactions being hedged. All foreign currency contracts are reviewed on a regular basis to ensure that each contract is effective in hedging the intended exposure. The counterparties to these contracts consist of a diverse group of financial institutions. VF continually monitors its hedging positions and the credit ratings of its counterparties and adjusts hedging positions as appropriate. At the end of 2008, VF did not have significant exposure to any individual counterparty.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

one year, are reported at fair value in the Consolidated Balance Sheets, with the net unrealized gain, by individual counterparty, included in Current Assets and the net unrealized loss included in Current Liabilities.

	2008		2007
	Notional	Fair	Notional	Fair
	Value -	Value -	Value -	Value -
	Bought (Sold)	Assets (Liability)	Bought (Sold)	Assets (Liability)
	In thousands

European euro	$(35,169)	$(8,415)	$(196,638)	$(9,952)
Mexican peso	115,964	(21,911)	65,394	669
Canadian dollar	(57,174)	5,381	(66,359)	(3,524)

Fair value, net		$(24,945)		$(12,807)

For foreign currency hedging contracts that have settled, VF recognized net pretax losses of $13.0 million and $8.9 million during 2008 and 2007, respectively, and gains of $1.7 million during 2006, primarily in Cost of Goods Sold in the Consolidated Statements of Income. At the end of 2008, net pretax losses of $0.2 million were deferred in Accumulated Other Comprehensive Income (Loss). These net deferred losses will be reclassified into Net Income during 2009 at the time the underlying hedged transactions are recognized in earnings. Hedge ineffectiveness was not significant in any period.

VF may also enter into derivative financial instrument contracts to hedge interest rate risks. VF entered into a contract to hedge the interest rate risk for a notional amount of $150.0 million shortly before the issuance of $300.0 million of long-term debt in 2003. This contract was settled concurrent with the issuance of the debt, with the gain of $3.5 million deferred in Accumulated Other Comprehensive Income (Loss). As a result of the deferred gain, VF recognized $0.1 million during each of 2008, 2007 and 2006 as a reduction of Interest Expense. At the end of 2008, a pretax gain of $2.9 million was deferred in Accumulated Other Comprehensive Income (Loss), which will be reclassified into earnings over the remaining term of the debt.

Note V — Supplemental Cash Flow Information

	2008	2007	2006
	In thousands

Income taxes paid	$275,121	$295,792	$304,486
Interest paid	94,746	67,098	60,109
Noncash transactions:
Assets acquired under capital leases	—	—	45,055
Accretion of long-term debt	123	941	2,011
Assets transferred to seller in business acquisition	10,598	—	—
Debt assumed in acquisitions	2,668	11,554	6,248
Equity in net income of investments accounted for under the equity method	7,257	4,209	2,182
Issuance of Common Stock for compensation plans	29,423	21,905	893
Conversion of Redeemable Preferred Stock to Common Stock	—	—	23,326

Note W — Subsequent Events

On February 20, 2009, the non-VF shareholders of Mo Industries submitted their option notice to VF for the remaining two-thirds equity of Mo Industries. VF expects to acquire the remaining equity of Mo Industries for approximately $200 million, including the repayment of debt, in the first half of 2009. See Note B.

VF’s Board of Directors declared a regular quarterly cash dividend of $0.59 per share, payable on March 20, 2009 to shareholders of record on March 10, 2009. The Board of Directors also granted 1,349,163 stock options, 376,291 performance-based RSUs and 10,000 restricted stock units at market value to members of management.

Note X — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	In thousands, except per share amounts

2008
Total revenues	$1,846,341	$1,677,482	$2,206,627	$1,912,150	$7,642,600
Operating income	244,125	163,856	351,211	179,803	938,995
Net income	149,032	103,978	233,875	115,863	602,748
Earnings per share:
Basic	$1.36	$0.96	$2.14	$1.06	$5.52
Diluted	1.33	0.94	2.10	1.05	5.42
Dividends per common share	$0.58	$0.58	$0.58	$0.59	$2.33
2007
Total revenues	$1,673,619	$1,517,393	$2,073,159	$1,955,188	$7,219,359
Operating income	215,325	168,462	331,039	250,615	965,441
Income from continuing operations	134,078	105,805	209,317	164,046	613,246
Net income	138,344	81,662	207,207	164,408	591,621
Earnings per share from continuing operations:
Basic	$1.20	$0.96	$1.91	$1.50	$5.55
Diluted	1.17	0.93	1.86	1.46	5.41
Dividends per common share	$0.55	$0.55	$0.55	$0.58	$2.23
2006
Total revenues	$1,455,622	$1,351,313	$1,810,098	$1,598,761	$6,215,794
Operating income	187,313	145,789	287,824	205,218	826,144
Income from continuing operations	118,142	89,559	185,957	141,393	535,051
Net income	128,185	99,032	197,707	108,592	533,516
Earnings per share from continuing operations:
Basic	$1.07	$0.81	$1.68	$1.27	$4.83
Diluted	1.05	0.80	1.64	1.24	4.73
Dividends per common share	$0.29	$0.55	$0.55	$0.55	$1.94

Net Income in 2007 and 2006 includes the loss from discontinued operations.

Restructuring costs totaling $41.0 million in the fourth quarter of 2008 reduced operating results as follows: operating income — $41.0 million; net income — $32.8 million, and basic and diluted earnings per share — $0.30. See Note K.

VF CORPORATION

Schedule II - Valuation and Qualifying Accounts

COL. A	COL. B	COL. C				COL. D			COL. E

		ADDITIONS
		(1)	(2)
	Balance at	Charged to	Charged to						Balance at
	Beginning	Costs and	Other						End of
Description	of Period	Expenses	Accounts			Deductions			Period

	(Dollars in thousands)
Fiscal year ended December 2008
Allowance for doubtful accounts	$59,053	22,062	-			32,952	(A	)	$48,163

Other accounts receivable allowances	$126,799	351,043	-			379,278	(B	)	$98,564

Valuation allowance for deferred income tax assets	$129,227	8,456	-			44,259	(D	)	$93,424

Fiscal year ended December 2007
Allowance for doubtful accounts	$46,113	13,859	1,253	(C	)	2,172	(A	)	$59,053

Other accounts receivable allowances	$116,595	386,420	12,369	(C	)	388,585	(B	)	$126,799

Valuation allowance for deferred income tax assets	$127,347	(10)	13,316	(E	)	11,426	(D	)	$129,227

Allowance to reduce noncurrent assets of discontinued operations to fair value, less costs of disposal, in accordance with FASB Statement No. 144	$42,153	-	-			42,153			$-

Fiscal year ended December 2006
Allowance for doubtful accounts	$50,123	6,693	381	(C	)	11,084	(A	)	$46,113

Other accounts receivable allowances	$112,546	303,450	-			299,401	(B	)	$116,595

Valuation allowance for deferred income tax assets	$48,597	3,643	-			(75,107)	(D	)	$127,347

Allowance to reduce noncurrent assets of discontinued operations to fair value, less costs of disposal, in accordance with FASB Statement No. 144	$-	42,153	-			-			$42,153

(A)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.

(B)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.

(C)	Additions due to acquisitions. These amounts reflect the amount of allowance for doubtful accounts and other receivable allowances at their respective acquisition dates to record accounts receivable at net realizable value.

(D)	Deductions relate to circumstances where it is more likely than not that deferred income tax assets will be realized, and the effects of foreign currency translation. Amounts for 2007 and 2006 include valuation allowances related to losses of discontinued operations.

(E)	Addition due to an acquisition where it is more likely than not that deferred income tax assets related to federal net operating loss carryforwards will not be realized.