Form 10-Q
period 2009-04-04
V F CORP
filed 2009-05-13
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities and Exchange Act of 1934. (check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES ☐ NO ☑
On May 2, 2009, there were 110,612,950 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March
	2009	2008

Net Sales	$1,707,301	$1,825,277
Royalty Income	18,173	21,064

Total Revenues	1,725,474	1,846,341

Costs and Operating Expenses
Cost of goods sold	996,640	1,014,130
Marketing, administrative and general expenses	567,386	588,086

	1,564,026	1,602,216

Operating Income	161,448	244,125

Other Income (Expense)
Interest income	765	1,696
Interest expense	(22,015)	(22,199)
Miscellaneous, net	1,249	(298)

	(20,001)	(20,801)

Income Before Income Taxes	141,447	223,324

Income Taxes	41,013	74,378

Net Income	100,434	148,946

Net (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries	505	86

Net Income Attributable to VF Corporation	$100,939	$149,032

Earnings Per Share Attributable to VF Corporation
Basic	$0.92	$1.36
Diluted	0.91	1.33

Weighted Average Shares Outstanding
Basic	109,992	109,361
Diluted	111,028	111,877

Cash Dividends Per Common Share	$0.59	$0.58
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March	December	March
	2009	2008	2008
ASSETS

Current Assets
Cash and equivalents	$276,428	$381,844	$259,855
Accounts receivable, less allowance for doubtful accounts of:
March 2009 - $49,177, Dec. 2008 - $48,163, March 2008 - $62,466	996,507	851,282	1,123,141
Inventories:
Finished products	910,139	931,122	944,173
Work in process	75,832	87,543	83,627
Materials and supplies	132,102	133,230	142,794

	1,118,073	1,151,895	1,170,594

Other current assets	230,251	267,989	224,893

Total current assets	2,621,259	2,653,010	2,778,483

Property, Plant and Equipment	1,558,857	1,557,634	1,553,136
Less accumulated depreciation	926,444	914,907	894,821

	632,413	642,727	658,315

Intangible Assets	1,563,268	1,366,222	1,414,249

Goodwill	1,437,682	1,313,798	1,332,723

Other Assets	297,942	458,111	458,373

	$6,552,564	$6,433,868	$6,642,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$287,873	$53,580	$303,181
Current portion of long-term debt	3,272	3,322	3,661
Accounts payable	323,536	435,381	367,901
Accrued liabilities	483,523	519,899	563,382
Current liabilities of discontinued operations	—	—	408

Total current liabilities	1,098,204	1,012,182	1,238,533

Long-term Debt	1,140,414	1,141,546	1,143,620

Other Liabilities	739,777	722,895	606,912

Commitments and Contingencies

Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding: March 2009-110,276,129; Dec. 2008-109,847,563; March 2008-108,923,600	110,276	109,848	108,924
Additional paid-in capital	1,763,818	1,749,464	1,664,314
Accumulated other comprehensive income (loss)	(297,760)	(276,294)	138,974
Retained earnings	1,996,972	1,972,874	1,739,214
Noncontrolling interests in subsidiaries	863	1,353	1,652

Total stockholders’ equity	3,574,169	3,557,245	3,653,078

	$6,552,564	$6,433,868	$6,642,143

See notes to consolidated financial statements

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March
	2009	2008
Operating Activities
Net income	$100,434	$148,946
Adjustments to reconcile net income to cash used by operating activities of continuing operations:
Depreciation	22,035	24,402
Amortization of intangible assets	9,102	9,895
Other amortization	3,311	2,926
Stock-based compensation	11,668	15,834
Pension funding less than expense	18,338	1,067
Other, net	3,372	7,409
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(152,542)	(122,798)
Inventories	27,282	(16,009)
Other current assets	40,211	1,008
Accounts payable	(109,748)	(148,496)
Accrued compensation	(8,982)	(52,376)
Accrued income taxes	(3,858)	67,210
Accrued liabilities	(2,594)	29,201
Other assets and liabilities	6,608	(18,511)

Cash used by operating activities of continuing operations	(35,363)	(50,292)

Cash used by discontinued operations	—	(663)

Cash used by operating activities	(35,363)	(50,955)

Investing Activities
Capital expenditures	(16,983)	(21,673)
Business acquisitions, net of cash acquired	(207,219)	—
Software purchases	(1,840)	(1,440)
Sale of property, plant and equipment	1,700	2,444
Other, net	(1,107)	301

Cash used by investing activities	(225,449)	(20,368)

Financing Activities
Increase in short-term borrowings	235,912	171,251
Payments on long-term debt	(1,110)	(1,315)
Purchase of Common Stock	—	(123,676)
Cash dividends paid	(64,966)	(63,528)
(Cost) proceeds from issuance of Common Stock, net	(6,740)	11,059
Tax benefits of stock option exercises	(2,438)	8,397

Cash provided by financing activities	160,658	2,188

Effect of Foreign Currency Rate Changes on Cash	(5,262)	7,127

Net Change in Cash and Equivalents	(105,416)	(62,008)

Cash and Equivalents — Beginning of Year	381,844	321,863

Cash and Equivalents — End of Period	$276,428	$259,855

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests

Balance, December 2007	$109,798	$1,619,320	$61,495	$1,786,216	$1,726
Net income	—	—	—	602,748	99
Cash dividends on Common Stock	—	—	—	(255,235)	(750)
Purchase of treasury stock	(2,000)	—	—	(147,729)	—
Stock compensation plans, net	2,050	130,144	—	(13,126)	—
Foreign currency translation	—	—	(103,968)	—	278
Defined benefit pension plans	—	—	(227,016)	—	—
Derivative financial instruments	—	—	1,729	—	—
Marketable securities	—	—	(8,534)	—	—

Balance, December 2008	109,848	1,749,464	(276,294)	1,972,874	1,353
Net income (loss)	—	—	—	100,939	(505)
Cash dividends on Common Stock	—	—	—	(64,966)	—
Stock compensation plans, net	428	14,354	—	(11,875)	—
Foreign currency translation	—	—	(36,561)	—	15
Defined benefit pension plans	—	—	9,957	—	—
Derivative financial instruments	—	—	5,343	—	—
Marketable securities	—	—	(205)	—	—

Balance, March 2009	$110,276	$1,763,818	$(297,760)	$1,996,972	$863

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
VF Corporation (and its subsidiaries collectively known as “VF”) operate and report using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Similarly, the fiscal first quarter ends on the Saturday closest to March 31. For presentation purposes herein, all references to periods ended March 2009, December 2008 and March 2008 relate to the fiscal periods ended on April 4, 2009, January 3, 2009 and March 29, 2008, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Similarly, the December 2008 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 2, 2010. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2008 (“2008 Form 10-K”).
Certain prior year amounts, none of which are material, have been reclassified to conform with the 2009 presentation.
Note B — Changes in Accounting Policies
During the first quarter of 2009, VF adopted Financial Accounting Standards Board (“FASB”) Statement No. 141(Revised), Business Combinations, and a related FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (together, “Statement 141(R)”). Statement 141(R) revised how business combinations are accounted for, both at the acquisition date and in subsequent periods. Statement 141(R) changes the accounting model for a business acquisition from a cost allocation standard to recognition of the fair value of acquired assets and assumed liabilities of the business acquired, regardless of whether a 100% or a lesser controlling interest is acquired. Early adoption of Statement 141(R) was not permitted.
During the first quarter of 2009, VF adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement 160”). Statement 160 requires information about the company as a whole, with separate information relating to the parent or controlling owners and to the noncontrolling (minority) interests, and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Statement 160 required retroactive adoption of its presentation and disclosure requirements, with all other requirements to be applied prospectively. Early adoption was not permitted. Accordingly, for VF’s previously issued financial statements:
•	Noncontrolling interests in subsidiaries included in the Consolidated Balance Sheets were reclassified from Other Liabilities to a separate component of Stockholders’ Equity.
•	Consolidated net income was adjusted to disclose the separate presentation of net income attributable to noncontrolling interests.

•	Consolidated comprehensive income was adjusted to disclose the separate presentation of comprehensive income attributable to noncontrolling interests.
During the first quarter of 2009, VF adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amended FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (together, “Statement 133(R)”). Statement 133(R) requires expanded disclosures related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. See Note M.
During the first quarter of 2009, VF adopted FASB Staff Position No. FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1”). FAS 107-1 requires quarterly disclosures (rather than just annually) of the fair value of financial assets and liabilities. See Note L.
During the first quarter of 2009, VF adopted FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of an identified intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and required expanded disclosures related to the determination of intangible asset useful lives. See Note D.
Note C — Acquisition
On March 11, 2009, VF completed the acquisition of Mo Industries Holdings, Inc. (“Mo Industries”), owner of the Splendid® and Ella Moss® brands of premium sportswear marketed to upscale department and specialty stores. VF acquired the two-thirds equity it did not own for a purchase price of $160.8 million (consisting of $156.1 million of cash and $4.7 million of notes), and paid down $52.3 million of debt. In June 2008, VF had acquired one-third of the outstanding equity of Mo Industries. The agreement included put/call rights to acquire the remaining equity during the first half of 2009 at a price based on the acquired company’s earnings. The initial investment was recorded in Other Assets and was accounted for using the equity method of accounting. The carrying value of the investment was $80.5 million at the time of the March 2009 acquisition, consisting of the initial cost of the investment (with related put/call rights) of $77.4 million, plus the equity in net income of the investment to the date of acquisition. In accordance with Statement 141(R), VF recognized a gain of $0.3 million from remeasuring its one-third interest in Mo Industries to fair value. The gain is included in Miscellaneous Income in VF’s Consolidated Statement of Income. Mo Industries is being reported as part of the Contemporary Brands Coalition.
The following table summarizes the amounts of tangible and intangible assets acquired and liabilities assumed (including the fair value of the prior one-third equity investment) that were recognized at the date of acquisition. Recorded fair values are subject to adjustment for final valuations of intangible assets and income tax matters.

In thousands

Cash and equivalents	$5,244
Other tangible assets	18,424
Intangible assets — indefinite-lived	98,900
Intangible assets — amortizable	115,700
Goodwill	142,796

Total assets acquired	381,064

Current liabilities	7,987
Other liabilities, primarily deferred income taxes	79,060

Total liabilities assumed	87,047

Net assets acquired	294,017

Fair value of VF’s prior equity investment	80,854

Purchase of two-thirds equity interest	$213,163

Acquired intangible assets consisted of trademarks and customer relationships. Management believes the Splendid® and Ella Moss® trademarks have indefinite lives. Customer relationship intangible assets are being amortized using an accelerated method over their 18 year useful life. Factors that contributed to the recognition of Goodwill included (i) expected growth rates and profitability of the acquired business, (ii) the ability to expand the brands within their markets and to new markets, (iii) an experienced workforce, (iv) VF’s strategies for growth in sales, income and cash flows and (v) expected synergies with existing VF business units. None of the Goodwill is expected to be deductible for income tax purposes.
Amounts of Mo Industries’ revenues and earnings included in VF’s Consolidated Statement of Income since March 11, 2009, the date of acquisition, were $5.6 million and $1.4 million, respectively. Pro forma operating results for periods prior to the acquisition date are not provided because the acquisition was not material to VF’s results of operations. Acquisition expenses included in VF’s results of operations for the quarter ended March 2009 were not significant.

Note D — Intangible Assets

		March 2009			December 2008
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
Dollars in thousands	Life *	Amount	Amortization	Amount	Amount

Amortizable intangible assets:
Customer relationships	19 years	$436,507	$58,084	$378,423	$272,086
License agreements	24 years	179,927	36,670	143,257	145,389
Trademarks and other	7 years	17,349	8,760	8,589	9,240

Amortizable intangible assets, net				530,269	426,715

Indefinite-lived intangible assets:
Trademarks and tradenames				1,032,999	939,507

Intangible assets, net				$1,563,268	$1,366,222

*	Amortization of customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — accelerated and straight-line methods.
The fair value of identified intangible assets is based on expected cash flows at the respective acquisition dates. These expected cash flows consider the stated terms of the rights or contracts acquired and expected renewal periods, if applicable. The number of renewal periods considered is based on management’s experience in renewing or extending similar arrangements, regardless of whether the acquired arrangements have explicit renewal or extension provisions. Trademark intangible assets represent individual acquired trademarks, some of which are registered in more than 100 countries. Because of the significant number of trademarks, renewal of those rights is an ongoing process, with individual trademark renewals ranging from 7 to 14 years and averaging 10 years. License intangible assets relate to numerous licensing contracts, with VF as either the licensor or licensee. Individual license renewals range from 3 to 5 years, with an average of 4 years. Costs incurred to renew or extend the lives of recognized intangible assets are not significant and are expensed as incurred.
Amortization expense of intangible assets for the first quarter of 2009 was $9.1 million. Estimated amortization expense for the remainder of 2009 is $31.5 million and for the years 2010 through 2013 is $39.4 million, $36.5 million, $34.6 million and $32.9 million, respectively.

Note E — Goodwill

	Outdoor and				Contemporary
In thousands	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total

Balance, December 2008	$554,710	$235,818	$56,703	$215,767	$250,800	$1,313,798
2009 acquisition	—	—	—	—	142,796	142,796
Adjustment to purchase price allocation	—	—	—	—	(2,999)	(2,999)
Adjustment to contingent consideration	(189)	—	—	—	—	(189)
Currency translation	(9,806)	(3,666)	—	—	(2,252)	(15,724)

Balance, March 2009	$544,715	$232,152	$56,703	$215,767	$388,345	$1,437,682

Note F — Pension Plans
VF’s net periodic pension cost contained the following components:

	Three Months Ended March
In thousands	2009	2008

Service cost — benefits earned during the year	$3,726	$4,162
Interest cost on projected benefit obligations	17,950	17,276
Expected return on plan assets	(13,379)	(20,840)
Amortization of:
Prior service cost	1,067	673
Actuarial loss	15,131	463

Net periodic pension cost	$24,495	$1,734

During the first three months of 2009, VF made contributions totaling $6.2 million to pay benefits under VF’s Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $3.2 million of contributions to pay benefits under the SERP during the remainder of 2009. VF is not required under applicable regulations, and does not currently intend, to make a contribution to the qualified pension plan during 2009.
Note G — Business Segment Information
For internal management and reporting purposes, VF’s businesses are grouped principally by product categories, and by brands within those product categories. These groupings of businesses are referred to as “coalitions.” These coalitions are the basis for VF’s five reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended March
In thousands	2009	2008
Coalition revenues:
Outdoor and Action Sports	$605,937	$636,244
Jeanswear	667,383	712,228
Imagewear	226,651	247,034
Sportswear	103,570	119,735
Contemporary Brands	101,924	108,461
Other	20,009	22,639

Total coalition revenues	$1,725,474	$1,846,341

Coalition profit:
Outdoor and Action Sports	$92,004	$105,506
Jeanswear	89,034	122,277
Imagewear	22,867	33,253
Sportswear	4,508	2,102
Contemporary Brands	11,805	13,443
Other	(2,016)	(2,775)

Total coalition profit	218,202	273,806

Corporate and other expenses	(55,505)	(29,979)
Interest, net	(21,250)	(20,503)

Income before income taxes	$141,447	$223,324

Operating results of the John Varvatos business unit for 2008 have been reclassified from the Sportswear Coalition to the Contemporary Brands Coalition consistent with the change in internal management for 2009.
Defined benefit pension plans in the United States are centrally managed. Coalition profit includes only the current year service cost component of pension cost. Other components of pension cost totaling $20.8 million for the three months ended March 2009, primarily representing amortization of deferred actuarial losses, are recorded in Corporate and Other Expenses.
Note H — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired. There were 12,383,868 treasury shares at March 2009, 12,198,054 at December 2008 and 11,852,218 at March 2008. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 276,002 shares of VF Common Stock at March 2009, 261,092 shares at December 2008, and 265,823 shares at March 2008 were held in trust for deferred compensation plans. These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $12.6 million, $10.8 million and $10.4 million at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value, of which none are outstanding.

Other comprehensive income consists of changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but are instead reported within a separate component of Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months
	Ended March
In thousands	2009	2008

Net income	$100,434	$148,946

Other comprehensive income (loss):
Foreign currency translation
Amount arising during the period	(40,338)	90,388
Less income tax effect	3,777	(23,060)
Defined benefit pension plans
Reclassification to net income during the period	16,198	1,137
Less income tax effect	(6,241)	(436)
Adjustment of funded status	—	25,950
Less income tax effect	—	(9,949)
Unrealized gains (losses) on derivative financial instruments
Amount arising during the period	12,381	(11,319)
Less income tax effect	(4,770)	4,352
Reclassification to net income during the period	(3,688)	7,700
Less income tax effect	1,420	(2,965)
Unrealized losses on marketable securities
Amount arising during the period	(205)	(4,319)

Other comprehensive income (loss)	(21,466)	77,479

Comprehensive income	78,968	226,425

Comprehensive income attributable to noncontrolling interests	490	(76)

Comprehensive income attributable to VF Corporation	$79,458	$226,349

Note I — Stock-based Compensation
During the first quarter of 2009, VF granted options for 1,349,163 shares of Common Stock at an exercise price of $53.60, equal to the fair market value of VF Common Stock on the date of grant. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model for employee groups having similar exercise behaviors, with the following assumptions: expected volatility ranging from 48% to 33%, with a weighted average of 38%; expected term of 4.9 to 7.4 years; expected dividend yield of 3.5%; and risk-free interest rate ranging from 0.5% at six months to 2.9% at 10 years. The resulting weighted average fair value of these options at the date of grant was $15.38 per option.
Also during the first quarter of 2009, VF granted 376,291 performance-based restricted stock units. Participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares that will be earned, if any, will be based on VF’s performance over that period. The grant date fair value of the restricted stock units was $57.40 per unit. In addition, VF granted 10,000 restricted stock units at a fair value of $57.38 per share. The units will vest in 2014.
Note J — Income Taxes
The effective income tax rate was 29.0% for the first quarter of 2009, compared with 33.3% in the comparable period of 2008. The lower rate in 2009 was due to a higher percentage of income in lower tax jurisdictions outside the United States. The effective tax rate for the full year 2008 was 28.9%, which included the favorable impact from expiration of statutes of limitations in locations where tax contingencies were recorded for open tax years and tax audit settlements, as well as updated assessments of previously accrued amounts.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, tax years 2004 to 2006 are under examination by the Internal Revenue Service. Tax years 1998 to 2002 are under examination by the State of North Carolina, which has indicated its intent to examine tax years 2003 to 2005. Tax years 2003 to 2005 are under examination by the State of Alabama. In 2009, the State of California commenced an examination of tax years 2006 to 2007. VF is also currently subject to examination by various other taxing authorities. Management believes that some of these audits and negotiations will conclude during the next 12 months.
During the first quarter of 2009, the amount of unrecognized tax benefits increased by $1.8 million due to tax positions taken in the current period. During the next 12 months, management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by approximately $27 million due to settlements of audits and expiration of statutes of limitations in locations where tax contingencies are recorded for open tax years, which includes $16 million that would reduce income tax expense.

Note K — Earnings Per Share
Earnings per share were computed as follows:

	Three Months
	Ended March
In thousands, except per share amounts	2009	2008

Earnings per share — basic:
Net income attributable to VF Corporation common stockholders	$100,939	$149,032

Weighted average Common Stock outstanding	109,992	109,361

Earnings per share attributable to VF Corporation common stockholders	$0.92	$1.36

Earnings per share — diluted:
Net income attributable to VF Corporation common stockholders	$100,939	$149,032

Weighted average Common Stock outstanding	109,992	109,361
Stock options and other dilutive securities	1,036	2,516

Weighted average Common Stock and dilutive securities outstanding	111,028	111,877

Earnings per share attributable to VF Corporation common stockholders	$0.91	$1.33

Outstanding options to purchase 5.8 million shares and 1.4 million shares of Common Stock were excluded from the computation of diluted earnings per share for the three months ended March 2009 and March 2008, respectively, because the effect of their inclusion would have been antidilutive.
Note L — Fair Value Measurements
Fair value is defined in FASB Statement No. 157, Fair Value Measurements (“Statement 157”), as the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, Statement 157 establishes a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:
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
The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis at the dates indicated:

		Fair Value Measurement Using:
		Quoted Price	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
In thousands	Value	(Level 1)	(Level 2)	(Level 3)
March 2009

Financial assets:
Cash equivalents	$163,083	$163,083	$—	—
Derivative instruments	6,181	—	6,181	—
Investment securities	155,992	113,120	42,872	—

Financial liabilities:
Derivative instruments	13,852	—	13,852	—
Deferred compensation	175,871	—	175,871	—

December 2008

Financial assets:
Cash equivalents	$156,900	$156,900	$—	—
Derivative instruments	1,089	—	1,089	—
Investment securities	157,651	114,778	42,873	—

Financial liabilities:
Derivative instruments	26,034	—	26,034	—
Deferred compensation	176,394	—	176,394	—
Cash equivalents measured at fair value above represent funds held in institutional money market funds and time deposits at commercial banks. Derivative instruments represent net unrealized gains or losses on foreign currency forward exchange contracts, which are the net differences between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. Investment securities, consisting primarily of mutual funds (classified as Level 1) and a separately managed fixed income fund (classified as Level 2), are purchased to offset a substantial portion of participant-directed investment selections representing underlying liabilities to participants in VF’s deferred compensation plans. Liabilities under deferred compensation plans are recorded at amounts payable to participants, based on the fair value of participant-directed investment selections.
The carrying value of other financial assets and financial liabilities is based on their cost, which may differ from fair value. At March 2009 and December 2008, the carrying value of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At March 2009 and December 2008, the carrying value of VF’s long-term debt, including the current portion, was $1,143.7 million and $1,144.9 million, respectively, compared with fair value of approximately $1,013.3 million and $1,027.4 million at those dates. Fair value for long-term debt was estimated based on quoted market prices or values of comparable borrowings.
Note M — Derivative Financial Instruments
VF is exposed to risks in its ongoing business operations. Some of these risks are managed by using derivative financial instruments. Derivative financial instruments are contracts whose value is based on, or “derived” from, changes in the value of an underlying currency exchange rate, interest rate or other financial asset or index.
VF’s primary risk managed by using derivative instruments is foreign currency exchange rate risk. VF conducts business in many foreign countries and therefore is subject to movements in foreign currency exchange rates. Exchange rate fluctuations can have a significant effect on the amounts of a foreign subsidiary’s operating results and net assets when translated into U.S. dollars. VF uses derivative contracts on various foreign currencies to manage the exchange rate risk on specified cash flows or transactions denominated in those currencies. In limited instances in prior years, VF had used derivatives to hedge interest rate risk. Use of derivative financial instruments allows VF to reduce the overall exposure to risks in VF’s cash flows, since gains and losses on these contracts will offset losses and gains on the transactions or cash flows being hedged.
     Accounting for derivative instruments — Statement 133(R) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The accounting for changes in the fair value (i.e., gains and losses) of derivative instruments depends on whether a derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The criteria used to determine if a derivative instrument qualifies for hedge accounting treatment are (i) whether an appropriate hedging instrument has been designated and identified to reduce a specific exposure and (ii) whether there is a reasonable correlation between changes in the fair value of the hedging instrument and the identified exposure. A qualifying derivative is designated, based on the exposure being hedged, as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign business. Cash flow and fair value hedge accounting policies, and VF’s related strategies, are described in separate sections below. VF considers its foreign businesses to be long-term investments and accordingly does not hedge those net investments. VF does not use derivative instruments for trading or speculative purposes.
VF formally documents hedging instruments and hedging relationships at the inception of each contract. Further, VF assesses, both at the inception of a contract and on an ongoing basis, whether the hedging instruments are reasonably effective in offsetting changes in the exchange rate risk of the hedged transactions. Occasionally, a portion of a derivative instrument will be considered ineffective in hedging the originally identified exposure, due to a decline in amount or a change in timing of the hedged exposure. In those cases, hedge accounting treatment is discontinued for the ineffective portion of that hedging instrument.
The counterparties to the derivative contracts consist of a diverse group of financial institutions. To manage its credit risk, VF continually monitors the credit ratings of its counterparties, limits its exposure to any single counterparty and adjusts hedging positions as appropriate. The impact of VF’s credit risk and the credit risk of its counterparties, as well as the ability of each party to fulfill its obligations under the contracts, is considered in determining the fair value of the foreign currency forward contracts. As of March 2009, credit risk has not had a significant effect on the fair value of VF’s foreign currency contracts. VF does not have any collateral requirements or credit risk-related contingent features with its counterparties.

Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.
The following summarizes VF’s outstanding contracts for derivative instruments, with all derivative instruments meeting the criteria for hedge accounting. Notional values and fair values, by currency, of VF’s foreign currency forward exchange contracts are translated into U.S. dollars using the exchange rate at the reporting date. The “bought” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sold” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. All contracts mature in less than one year.
In thousands

	Notional Value		Asset Derivatives		Liability Derivatives
	Bought (Sold)		at Fair Value		at Fair Value
Derivatives Designated	March	December	March	December	March	December
as Hedging Instruments	2009	2008	2009	2008	2009	2008

European euro	$(238,260)	$(304,617)	$10,027	$7,948	$9,189	$16,362
Mexican peso	89,059	115,964	1,280	175	12,759	22,086
Canadian dollar	(60,605)	(57,174)	3,126	5,406	156	26

Total			$14,433	$13,529	$22,104	$38,474

Amounts in the preceding table are presented on an individual contract basis. These amounts have been aggregated by counterparty for presentation in our Consolidated Balance Sheets, as follows:

In thousands	March 2009	December 2008

Other current assets	$6,181	$1,089
Accrued current liabilities	13,852	26,034
     VF’s cash flow hedge accounting policies and strategies — For a derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected cash flows attributable to a particular risk), periodic changes in the fair value of the effective portion of the derivative are reported as a component of Other Comprehensive Income (“OCI”) and deferred in Accumulated Other Comprehensive Income (Loss) in the Balance Sheet. When the underlying hedged item affects net income, the deferred derivative gain or loss is reclassified into the Statement of Consolidated Income as an offset, on the same line, to the earnings impact of the hedged transaction (e.g., in cost of goods sold when the hedged item is inventories).
VF has a foreign currency cash flow hedging program to reduce the variability of certain forecasted cash flows denominated in foreign currencies. VF uses forward contracts to hedge portions of its forecasted inventory purchases and production costs over the following 12 months. In addition, VF may hedge the receipt in the United States of intercompany royalty payments by foreign subsidiaries over the following 12 months. When the U.S. dollar strengthens relative to the foreign currency being hedged, the loss in value of future foreign currency purchases, for example, is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the U.S. dollar weakens relative to the foreign currency being hedged, the gain in the future foreign currency cash flows is offset by losses in the fair value of the forward contracts.
In connection with the expected issuance of $300 million of long-term debt in 2003, VF entered into an interest rate swap derivative contract to hedge the interest rate risk for a notional amount of $150.0 million.

This contract was terminated concurrent with the issuance of the debt, with the gain of $3.5 million deferred in Accumulated Other Comprehensive Income (Loss). At March 2009, a pretax gain of $2.8 million was deferred in Accumulated Other Comprehensive Income (Loss), which will be reclassified into earnings over the remaining term of the debt.
Following is a summary of the effects of cash flow hedging relationships included in VF’s Consolidated Statement of Income for the quarter ended March 2009:
In thousands

		Location of Gain	Gain (Loss)
	Gain (Loss)	(Loss) Reclassified	Reclassified from
Cash Flow	Recognized in	from Accumulated	Accumulated
Hedging	OCI on Derivative	OCI into Income	OCI into Income
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)
Foreign exchange contracts	$12,381	Net sales	$1,197
		Royalty revenues — intercompany	2,462
Interest rate contracts	—	Interest expense	29

Total	$12,381		$3,688

A gain of less than $0.1 million was recognized in Other Income (Expense) in the quarter ended March 2009 for the ineffective portion of cash flow hedging relationships. VF expects to reclassify $4.6 million of net losses on cash flow hedging instruments from Accumulated Other Comprehensive Income (Loss) to earnings during the following 12 months consistent with the cash flows of the transactions covered by the hedges.
     VF’s fair value hedge accounting policies and strategies — For a derivative instrument that is designated and qualifies as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability attributable to a particular risk), changes in the fair value of the derivative are recognized in the Consolidated Statement of Income as an offset, on the same line, to the earnings impact of the underlying hedged item.
VF enters into foreign exchange forward contracts to hedge certain firm commitments to pay or receive funds between VF entities over the following 12 months. The purpose of these foreign currency hedging activities is to protect VF from the risk that the eventual U.S. dollar-equivalent cash flows for these intercompany advances will be adversely affected by changes in exchange rates.
Following is a summary of the effects of fair value hedging relationships included in VF’s Consolidated Statement of Income for the quarter ended March 2009:
In thousands

	Location of			Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Hedged Items	Gain (Loss)	Recognized
Fair Value	on Derivative	on Derivative	In Fair Value	Recognized	in Income on
Hedging	Recognized	Recognized	Hedge	on Related	Related
Relationships	in Income	in Income	Relationships	Hedged Items	Hedged Items
Foreign exchange contracts	Other income (expense)	$10,868	Advances — intercompany	Other income (expense)	$(11,327)

Note N — Recently Issued Accounting Standards
In March 2009, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FAS 132(R)-1). This Staff Position expands disclosure requirements to provide information about an employer’s defined benefit pension plans, including the major categories and fair values of plan assets, investment policies and strategies, and significant concentrations of credit risk. FAS 132(R)-1, effective for VF’s 2009 fiscal year, is not expected to have a significant effect on the consolidated financial statements.
Other new pronouncements issued but not effective until after March 2009 are not expected to have a significant effect on VF’s consolidated financial position, results of operations or disclosures.
Note O — Subsequent Events
VF’s Board of Directors declared a quarterly cash dividend of $0.59 per share, payable on June 9, 2009 to shareholders of record on June 19, 2009.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Impact of the Current Global Economic Environment
The global economy experienced significant volatility and change during late 2008 and early 2009. This resulted in declines in residential and commercial real estate values that spread across the globe, rapid and extreme changes in commodity prices and currency markets, sharp declines in global securities markets, rising unemployment, and a credit and liquidity crisis. Our first quarter 2009 performance was negatively impacted by the deteriorating global economic environment and its impact on consumer spending. There is every indication that these difficult economic conditions will continue through 2009.
     Highlights of the first quarter of 2009:
•	Although global volatility and challenging economic conditions have affected our businesses, we believe each of our largest brands that comprise over 60% of our total annual revenues — Wrangler®, The North Face®, Lee® and Vans®— gained market share in most markets where sold. See the “Information by Business Segment” section below.

•	Revenues decreased 7% from the prior year quarter to $1,725.5 million with approximately 5% of the decrease resulting from the effects of foreign currency translation.

•	Our business in Asia continues to grow rapidly, with revenues up 24% in the first quarter.

•	Our direct-to-consumer business grew 4% in the quarter, driven by higher sales and new store openings within the retail operations of our The North Face® and Vans® brands.

•	Our balance sheet remains strong with a debt to total capital ratio of 28.6% and a net debt to total capital ratio of 24.4%. VF has $1.1 billion of available liquidity under committed bank credit lines and no long-term debt payments due until late 2010.

•	We completed the acquisition of Mo Industries Holdings, Inc. (“Mo Industries”), a Los Angeles-based company that owns the Splendid® and Ella Moss® brands of premium sportswear marketed to upscale department and specialty stores.
Analysis of Results of Operations
     Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2008:

Three Months
2009
Compared
(In millions)	with 2008

Total revenues — 2008	$1,846
Impact of foreign currency translation	(80)
Organic growth	(56)
Acquisition in prior year (to anniversary date)	9
Acquisition in current year	6

Total revenues — 2009	$1,725

The decrease in Total Revenues was due to volatility in the global economy, which impacted foreign currency exchange rates and resulted in challenging economic conditions that affected our businesses in the first quarter of 2009 — see the “Information by Business Segment” section below.
Approximately 33% of VF’s Total Revenues were in international markets during the first quarter of 2009. Accordingly, our reported results are subject to the translation effects and the transaction effects of changes in foreign currency exchange rates from period-to-period. Foreign currency translation effects result from the process of translating a foreign entity’s financial statements from its functional currency into U.S. dollars, our reporting currency. In translating foreign currencies into the U.S. dollar, a stronger U.S. dollar in relation to the functional currencies where VF conducts the majority of its international business (primarily the European euro countries) negatively impacted revenue comparisons by $80 million in the first quarter of 2009 compared with the 2008 period. The weighted average translation rate for the euro was $1.30 per euro for the first three months of 2009, compared with $1.47 during the first three months of 2008. If the U.S. dollar remains at its current exchange rate per euro, reported revenues for the remainder of 2009 will be negatively impacted compared with 2008.
Foreign currency transaction effects are a result of exchange rate changes on transactions denominated in currencies other than the functional currency of a foreign subsidiary. These impacts are operational in nature, impacting profit margins as well as U.S. dollars eventually reported. In our case, the most significant transaction impact arises within our European businesses and specifically from the sale of euro-denominated inventories into non-euro denominated countries, such as the United Kingdom, Eastern Europe, Russia and Turkey. The impact is generated because we pay in euros for our inventories and sell in non-euro denominated countries in currencies other than the euro. Historically, euro and non-euro currencies of these European businesses moved mostly in tandem, and accordingly the impact of currency rate movements within these businesses had been minimal. However, the current volatile environment has resulted in inconsistent relationships between euro and non-euro currencies, thus having a considerable impact on profits and profit margins in these foreign businesses. Over time, these inconsistencies are expected to stabilize or will be compensated for through adjustments of selling prices or changes in product sourcing strategies. However, when these currency rate movements are as extreme as they have been in the past several months, it is not possible to fully compensate in a short period.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months Ended March
	2009	2008

Gross margin (total revenues less cost of goods sold)	42.2%	45.1%

Marketing, administrative and general expenses	32.9	31.9

Operating income	9.4%	13.2%

Gross margin as a percentage of Total Revenues decreased 2.9% in the first quarter of 2009 from the prior year period. Approximately one-half of this decline was due to the transaction effects of foreign currency movements discussed above. The remainder of the decrease reflects the challenging retail environment, resulting in margin pressure from discounting, and lower revenues in our higher margin businesses.
Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 1.0% in the first quarter of 2009 over the prior year period. This ratio increased 1.3% due to an increase in pension expense of our defined benefit pension plans. There was a similar increase in this ratio resulting from the growth in our direct-to-consumer business, which has a higher expense ratio. These increases were partially offset by the benefit of recent cost reduction actions.
Interest income decreased $0.9 million in the first quarter of 2009 over the comparable period in 2008 due primarily to lower interest rates. Interest expense decreased $0.2 million in the first quarter of 2009. Average interest-bearing debt outstanding totaled $1,326 million for the first three months of 2009 and $1,318 million for the comparable period of 2008. The weighted average interest rate on total outstanding debt was 6.4% for the first three months of 2009 and 6.5% for the comparable period of 2008.
The effective income tax rate was 29.0% in the first quarter of 2009, compared with 33.3% for the first quarter of 2008. The lower rate in the 2009 period was due primarily to a higher percentage of income in international jurisdictions, where effective tax rates are substantially lower. The effective income tax rate for the first quarter was based on the expected annual rate, adjusted for discrete events arising during the quarter.
Net Income Attributable to VF Corporation decreased to $100.9 million, compared with $149.0 million in the first quarter of 2008. Earnings per share attributable to VF Corporation decreased to $0.91 per share from $1.33 per share in the prior year quarter. (All per share amounts are presented on a diluted basis.) The first quarter of 2009 was negatively impacted by (i) $0.13 due to higher pension expense on our defined benefit pension plans and (ii) $0.10 from the impact of translating foreign currencies into a stronger U.S. dollar. The remainder of the decline in earnings per share resulted primarily from the transaction impact of fluctuating foreign currency exchange rates, as discussed above.
     Information by Business Segment
VF’s businesses are grouped into product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions are the basis for VF’s five reportable business segments.
See Note G to the Consolidated Financial Statements for a summary of our results of operations by coalition, along with a reconciliation of Coalition Profit to Income Before Income Taxes. Operating results of the John Varvatos business unit for 2008 have been reclassified from the Sportswear Coalition to the Contemporary Brands Coalition consistent with a change in internal management for 2009.
The following tables present a summary of the changes in our Total Revenues and Coalition Profit by coalition for the first quarter of 2009:

	First Quarter
	Outdoor and				Contemporary
(In millions)	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other

Total revenues — 2008	$636	$712	$247	$120	$108	$23
Impact of foreign currency translation	(41)	(37)	—	—	(2)	—
Organic growth	11	(17)	(20)	(16)	(10)	(4)
Acquisition in prior year (to anniversary date)	—	9	—	—	—	—
Acquisition in current year	—	—	—	—	6	—

Total revenues — 2009	$606	$667	$227	$104	$102	$19

	First Quarter
	Outdoor and				Contemporary
(In millions)	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other

Coalition profit — 2008	$106	$122	$33	$2	$13	$(2)
Impact of foreign currency translation	(9)	(3)	—	—	(2)	—
Other	(5)	(30)	(10)	3	1	(1)

Coalition profit — 2009	$92	$89	$23	$5	$12	$(3)

Note that the constant currency references below are addressed by the “NonGAAP Financial Information” section later in Item 2.
     Outdoor and Action Sports:
Despite challenging global economic conditions, revenues in our Outdoor and Action Sports businesses increased 2% in the first quarter of 2009 on a constant currency basis compared with the prior year period. Reported revenues declined 5%, due primarily to the negative impact of foreign currency translation. Our largest brand in this coalition, The North Face®, achieved gains in global revenues, led by strong growth in the United States. Vans®, the coalition’s second largest brand, also grew in the United States but declined slightly overall due primarily to the effects of foreign currency translation in international markets. The coalition’s direct-to-consumer revenues advanced 16% as we continue to open new retail stores and expand our e-commerce business.
Operating margins remained strong in the quarter at 15.2%, although down slightly due primarily to foreign currency transaction impacts.
     Jeanswear:
Jeanswear Coalition revenues declined 1% in the 2009 quarter on a constant currency basis. On a reported basis, coalition revenues declined 6%. Domestic jeanswear revenues advanced 4% in the quarter, with a 7% increase in the Lee® brand and a 3% increase in the Wrangler® brand. In international markets, jeanswear revenues declined 21%, with over one-half of the decline due to the effect of foreign currency translation and the remainder primarily due to sharp contractions in the Eastern European and Scandinavian economies, which account for approximately 25% of our total annual international jeanswear volume. These declines were partially offset by an increase in Asian jeanswear revenues and the impact of the Lee Spain acquisition completed in July 2008.
Jeanswear Coalition Profit decreased 27% in the first quarter of 2009, with operating margins declining from 17.2% in the first quarter of 2008 to 13.3% in the current quarter. The majority of the decline was due to international market conditions, with over one-half of the decline from foreign currency transaction effects in our European businesses, along with higher distressed inventory provisions and lower absorption of fixed overhead expenses particularly related to the significant decline in our Eastern Europe and Scandinavian businesses.
     Imagewear:
Coalition Revenues declined 8% in the first quarter of 2009, with approximately three-fourths of the decline related to reductions in our industrial and protective apparel sectors of our business. Due to rising unemployment, uniform demand in all sectors except health care and government has declined significantly. The increase in unemployment has been most pronounced in the manufacturing and petrochemical sectors, which are serviced by our industrial and protective apparel businesses. Revenues have declined due to lower customer demand driven by the unprecedented increases in unemployment, particularly in the manufacturing and petrochemical sectors, and our larger vertical laundry customers bringing more of their product manufacturing in-house to fill their own capacity.
Operating margins declined from 13.5% in the first quarter of 2008 to 10.1% in the current quarter. The reductions in the industrial and protective businesses have driven disproportionate declines in coalition profit and margins, as these businesses have historically had higher profitability than the coalition average.
     Sportswear:
Revenues in our Sportswear Coalition, which includes our Nautica® brand and Kipling® brand in North America, declined 14% in the 2009 quarter compared with the prior year. The decline reflects the continued weakness in the department store channel and outlet store trends that impacted both brands, as well as the exit of the Nautica® brand wholesale women’s sportswear business in mid-2008.
Coalition profit more than doubled from the prior year period. The 2008 period included a $3.0 million charge to discontinue the Nautica® wholesale women’s business. The department store channel remains very promotional, which is continuing to impact profitability. The first quarter is a seasonally low quarter, with margins in this period historically being well below full year results. We continue to expect better comparisons in the second half of the year.
     Contemporary Brands:
Revenues in our Contemporary Brands Coalition declined 4% on a constant currency basis, compared with a reported decline of 6%. Revenues for the 7 for All Mankind® brand reflect weakness in the upper tier and specialty store channels as the luxury consumer has scaled back spending in the current economic environment. We continued to expand the brand’s reach with additional retail store openings and expansion in both Europe and Asia. Declines in our 7 for All Mankind® and lucy® brand revenues were partially offset by a double digit increase in the John Varvatos® brand and by the March 2009 acquisition of the Splendid® and Ella Moss® brands.
Contemporary Brands Coalition Profit declined 12% in the first quarter of 2009, with operating margins declining from 12.4% in the first quarter of 2008 to 11.6% in the current quarter. Coalition results include $1.4 million of earnings for Mo Industries since its acquisition on March 11, 2009 and the equity in the net income of our one-third investment in Mo Industries for the period prior to acquisition.

     Other:
The Other business segment includes the VF Outlet business unit of VF-operated retail outlet stores in the United States that sell a broad selection of excess quantities of VF products and other branded products. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products are reported in this business segment.
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
Corporate and Other Expenses consists of corporate headquarters’ costs that are not allocated to the coalitions and other expenses related to but not allocated to the coalitions for internal management reporting, including defined benefit pension plan cost other than service cost, development costs for management information systems, certain costs of maintaining and enforcing VF’s trademarks and miscellaneous consolidating adjustments.
The increase in Corporate and Other Expenses in 2009 related to defined benefit pension plan costs. Pension plans in the United States are centrally managed. Coalition profit in the business units includes only the current year service cost component of pension cost. Other components of pension cost totaling $20.8 million for the March 2009 quarter, primarily representing amortization of deferred actuarial losses, are recorded in Corporate and Other Expenses; such costs were not significant in prior years.
Analysis of Financial Condition
     Balance Sheets
Accounts Receivable at March 2009 were 11% lower than the March 2008 balance due to an 8% decline in wholesale revenues in the first quarter of 2009 compared with the prior year period and a slight improvement in days’ sales outstanding. Accounts Receivable are higher at March 2009 than at the end of 2008 due to seasonal sales and collection patterns.
Inventories at March 2009 declined 4% compared with the March 2008 balance and 3% from the December 2008 balance. These declines reflected our aggressive management of inventory levels during the economic downturn. Also, revenues in the remaining quarters of 2009 are expected to be lower than the comparable 2008 quarters. Inventory levels at the end of March are typically higher than at the end of December due to higher seasonal requirements of our businesses.
Other Current Assets were higher at December 2008 than at March 2009 and March 2008 due to higher prepaid income taxes at the end of 2008.
Property, Plant and Equipment declined at March 2009, compared with December 2008 and March 2008 as depreciation expense exceeded capital spending.
Total Intangible Assets and Goodwill at March 2009 increased over December 2008 and March 2008 due primarily to the Mo Industries acquisition, offset in part by amortization of intangible assets and the impact of a stronger U.S. dollar in translating balances of international businesses.
Other Assets decreased at March 2009 from March 2008 due to (i) the decline in value of investment securities held for VF’s deferred compensation plans and (ii) the elimination of a pension asset that represented the overfunded status of our qualified defined benefit pension plan at March 2008.

Other Assets decreased at March 2009 from December 2008 due to (i) the elimination of an $80.5 million investment in Mo Industries upon its acquisition in March 2009 (see Note C to the Consolidated Financial Statements) and (ii) a reduction in net deferred income tax assets resulting from the acquisition of Mo Industries.
Short-term Borrowings at March 2009 consisted of $241.0 million of domestic commercial paper borrowings and $46.9 million of international borrowings. Overall, the extent of short-term borrowings varies throughout the year in relation to working capital requirements and other investing and financing cash flows. See the “Liquidity and Cash Flows” section below for a discussion of these items. Due to seasonal working capital flows and financing requirements, there is typically more need for external borrowings at the end of the first quarter than at our fiscal year-end.
Accounts Payable at March 2009 decreased from March 2008 due primarily to the lower inventory levels discussed above. The Accounts Payable balance at December 2008 was higher due to the timing of inventory purchases and payments to vendors at the end of 2008.
Accrued Liabilities were lower at March 2009 than March 2008 due to lower accrued income taxes, driven by lower profitability in the 2009 quarter. Accrued Liabilities at March 2009 were lower than December 2008 due to lower accruals for incentive compensation, which build over the fiscal year.
Other Liabilities increased at March 2009 and December 2008 over March 2008 due to the recognition of the underfunded status of our defined benefit pension plans at the end of 2008, partially offset by lower deferred compensation liabilities.
     Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	March	December	March
(Dollars in millions)	2009	2008	2008
Working capital	$1,523.1	$1,640.8	$1,540.0
Current ratio	2.4 to 1	2.6 to 1	2.2 to 1
Debt to total capital ratio	28.6%	25.2%	28.4%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 24.4% at March 2009.
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
For the three months through March 2009, cash used by operating activities was $35.4 million, compared with cash used by operating activities of $50.3 million in the comparable 2008 period. In general, the reduction of net income in the 2009 period was more than offset by improvements in working capital and changes in other operating assets and liabilities. Specifically, more aggressive management of inventory levels resulted in reduced spending on inventories in the 2009 period. In addition, payments to vendors were higher in the first quarter of 2008 than in the first quarter of 2009 due to the higher than normal balance of accounts payable at the end of 2007 resulting from the timing of inventory receipts and vendor payments at that date.
We rely on our continued strong cash flow from operations to finance our ongoing operations. In addition, VF has liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of March 2009, $747.2 million was available for borrowing under VF’s $1.0 billion senior unsecured committed domestic revolving bank credit facility. There was $241.0 million of commercial paper outstanding and $11.8 million of standby letters of credit issued under this agreement. We have not drawn down any funds on this facility. Also at the end of March 2009, €250 million (U.S. dollar equivalent of $336.1 million) was available for borrowing under VF’s senior unsecured committed international revolving bank credit facility.
The investing activities in the first three months of 2009 included the acquisition of the remaining two-thirds interest in Mo Industries. The other significant investing activity in the first three months of 2009 was capital spending, primarily related to retail initiatives. We expect that capital spending could reach $110 million for the full year of 2009, which will be funded by operating cash flows.
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
VF did not purchase any shares of our Common Stock in the first quarter of 2009. During the first quarter of 2008, VF purchased 1.7 million shares in open market transactions at a cost of $123.7 million (average price of $74.71 per share). The remaining authorization approved by the Board of Directors is 3.2 million shares as of the end of March 2009. We do not currently intend to repurchase any shares in 2009. We will continue to evaluate future share repurchases considering funding required for business acquisitions, our common stock price and levels of stock option exercises.
Management’s Discussion and Analysis in our 2008 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2008 that would require the use of funds. Since the filing of our 2008 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations and commercial commitments that will require the use of funds:
•	Inventory purchase obligations representing binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $200 million at the end of March 2009 due to the seasonality of our businesses.

•	Minimum royalty and other commitments decreased by approximately $25 million at the end of March 2009 due to payments made under the agreements.

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
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our 2008 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion in our 2008 Form 10-K. There have been no material changes in these policies, except for those mentioned in Note B to the Consolidated Financial Statements.
NonGAAP Financial Information
VF is a global company that reports financial information in U.S. dollars in accordance with generally accepted accounting principles (“GAAP”). Foreign currency exchange rate fluctuations affect the amounts reported by VF from translating our foreign revenues and expenses into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results. The translation effects of the changes in foreign currency exchange rates from the comparable period of the prior year are presented as reconciling items in the tables and discussion in the preceding “Analysis of Results of Operations” section.
We also provide constant currency financial information, which is a nonGAAP financial measure, in the “Analysis of Results of Operations” section. Constant currency information represents the current year reported operating results after adjustment to eliminate the translation effects of changes in exchange rates. To calculate coalition revenues and coalition profits on a constant currency basis, operating results for the current year period for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).
We use the following constant currency information to provide a framework to assess how our businesses performed relative to prior periods excluding the effects of changes in foreign currency translation rates. We believe this information is useful to investors to facilitate comparisons of operating results and better identify trends in our businesses.

	Three Months	Impact of	Three Months
	Ended	Foreign	Ended
	March 2009	Currency	March 2009
(In millions)	As Reported	Exchange	Constant Currency

Coalition Revenues
Outdoor and Action Sports	$606	$(41)	$647
Jeanswear	667	(37)	704
Imagewear	227	—	227
Sportswear	104	—	104
Contemporary Brands	102	(2)	104
Other	19	—	19

Total coalition revenues	$1,725	$(80)	$1,805

Coalition Profit
Outdoor and Action Sports	$92	$(9)	$101
Jeanswear	89	(3)	92
Imagewear	23	—	23
Sportswear	5	—	5
Contemporary Brands	12	(2)	14
Other	(3)	—	(3)

Total coalition profit	218	(14)	232

Corporate and Other Expenses	(56)	—	(56)
Interest, net	(21)	—	(21)

Income Before Income Taxes	$141	$(14)	$155

These constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with GAAP. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include the overall level of consumer spending on apparel; disruption and volatility in the global capital and credit markets; general economic conditions and other factors affecting consumer confidence; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s ability to successfully integrate and grow acquisitions; VF’s ability to maintain the strength and security of its information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in our 2008 Form 10-K.
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
Part II — Other Information
Item 1A — Risk Factors
There have been no material changes to our risk factors from those disclosed in our 2008 Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs (1)

January 4 — January 31, 2009	—	$—	—	3,204,000
January 31 — February 28, 2009	—	—	—	3,204,000
March 1 — April 4, 2009	—	—	—	3,204,000

Total	—		—

(1)	We will continue to evaluate future share repurchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises. Also, under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold from the shares of Common Stock issuable in settlement of a participant’s performance-based restricted stock units the number of shares having an aggregate fair market value equal to any minimum statutory federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were 185,814 shares withheld under the Mid-Term Incentive Plan during the first quarter of 2009.
Item 4 — Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of VF held on April 28, 2009, the following four nominees to the Board of Directors were elected for future service:

	End of Term	Votes For	Votes Withheld
Robert J. Hurst	2012 Annual Meeting	101,178,737	1,549,549
W. Alan McCollough	2012 Annual Meeting	101,704,097	1,024,188
M. Rust Sharp	2012 Annual Meeting	101,182,556	1,545,729
Raymond G. Viault	2012 Annual Meeting	101,827,123	901,162
The other directors, Charles V. Bergh, Juliana Chugg, Juan Ernesto de Bedout, Ursula O. Fairbairn, Barbara S. Feigin, George Fellows, Clarence Otis, Jr. and Eric C. Wiseman, whose terms expire in future years, continued their service as directors after the meeting.
There was one additional proposal approved by the shareholders, as follows:
•	The proposal to ratify the selection of PricewaterhouseCoopers LLP as VF’s independent registered public accounting firm for the 2009 fiscal year. The vote was 101,230,117 for, 1,320,170 against and 177,998 abstaining.

Item 6 — Exhibits

10	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan.

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: May 12, 2009

By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)