Form 10-Q
period 2009-07-04
V F CORP
filed 2009-08-11
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
YES ☐ NO ☑
On August 1, 2009, there were 111,450,654 shares of the registrant’s Common Stock outstanding.

VF CORPORATION
INDEX

Page No.
Part I — Financial Information

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Income: Three and six months ended June 2009 and June 2008	3

Consolidated Balance Sheets: June 2009, December 2008 and June 2008	4

Consolidated Statements of Cash Flows: Six months ended June 2009 and June 2008	5

Consolidated Statements of Stockholders’ Equity Year ended December 2008 and six months ended June 2009	6

Notes to Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	35

Item 4 – Controls and Procedures	35

Part II — Other Information

Item 1A – Risk Factors	36

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6 – Exhibits	37

Signatures	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2009	2008	2009	2008
Net Sales	$1,466,808	$1,658,401	$3,174,109	$3,483,678
Royalty Income	18,829	19,081	37,002	40,145

Total Revenues	1,485,637	1,677,482	3,211,111	3,523,823

Costs and Operating Expenses
Cost of goods sold	833,693	942,763	1,830,333	1,956,893
Marketing, administrative and general expenses	532,206	570,863	1,099,592	1,158,949

	1,365,899	1,513,626	2,929,925	3,115,842

Operating Income	119,738	163,856	281,186	407,981

Other Income (Expense)
Interest income	565	1,565	1,330	3,261
Interest expense	(21,819)	(23,007)	(43,834)	(45,206)
Miscellaneous, net	1,394	3,113	2,643	2,815

	(19,860)	(18,329)	(39,861)	(39,130)

Income Before Income Taxes	99,878	145,527	241,325	368,851

Income Taxes	24,900	41,509	65,913	115,887

Net Income	74,978	104,018	175,412	252,964

Net (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries	549	(40)	1,054	46

Net Income Attributable to VF Corporation	$75,527	$103,978	$176,466	$253,010

Earnings Per Share Attributable to VF Corporation
Basic	$0.69	$0.96	$1.60	$2.32
Diluted	0.68	0.94	1.59	2.27

Weighted Average Shares Outstanding
Basic	110,243	108,711	110,116	109,040
Diluted	111,241	110,985	111,131	111,436

Cash Dividends Per Common Share	$0.59	$0.58	$1.18	$1.16
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June	December	June
	2009	2008	2008
ASSETS

Current Assets
Cash and equivalents	$385,202	$381,844	$276,009
Accounts receivable, less allowance for doubtful accounts of:	881,014	851,282	994,157
June 2009 - $55,315; Dec. 2008 - $48,163, June 2008 - $59,059

Inventories:
Finished products	1,007,682	931,122	1,116,123
Work in process	77,177	87,543	86,915
Materials and supplies	136,308	133,230	140,818

	1,221,167	1,151,895	1,343,856

Other current assets	247,494	267,989	225,044

Total current assets	2,734,877	2,653,010	2,839,066

Property, Plant and Equipment	1,571,708	1,557,634	1,581,197
Less accumulated depreciation	941,339	914,907	913,977

	630,369	642,727	667,220

Intangible Assets	1,563,742	1,366,222	1,405,723

Goodwill	1,456,807	1,313,798	1,336,661

Other Assets	333,452	458,111	531,771

	$6,719,247	$6,433,868	$6,780,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$355,070	$53,580	$396,932
Current portion of long-term debt	3,213	3,322	3,412
Accounts payable	382,491	435,381	477,442
Accrued liabilities	429,044	519,899	457,600

Total current liabilities	1,169,818	1,012,182	1,335,386

Long-term Debt	1,139,790	1,141,546	1,142,889

Other Liabilities	765,809	722,895	604,310

Commitments and Contingencies

Stockholders’ Equity
Common stock, stated value $1; shares authorized, 300,000,000; shares outstanding:	110,350	109,848	108,791
June 2009 - 110,350,276; Dec. 2008 - 109,847,563; June 2008 - 108,790,793
Additional paid-in capital	1,776,081	1,749,464	1,686,599
Accumulated other comprehensive income (loss)	(249,671)	(276,294)	146,453
Retained earnings	2,006,729	1,972,874	1,754,433
Noncontrolling interests in subsidiaries	341	1,353	1,580

Total stockholders’ equity	3,643,830	3,557,245	3,697,856

	$6,719,247	$6,433,868	$6,780,441

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June
	2009	2008
Operating Activities
Net income	$175,412	$252,964
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation	52,268	51,436
Amortization of intangible assets	19,357	19,992
Other amortization	7,258	6,474
Stock-based compensation	19,839	26,304
Pension funding less than expense	41,407	2,404
Other, net	(3,383)	8,197
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24,079)	(10,966)
Inventories	(60,350)	(187,922)
Other current assets	19,053	2,412
Accounts payable	(56,410)	(40,186)
Accrued compensation	(7,578)	(32,977)
Accrued income taxes	(19,875)	3,368
Accrued liabilities	(49,585)	(24,362)
Other assets and liabilities	(28,663)	(13,838)

Cash provided by operating activities of continuing operations	84,671	63,300

Cash used by discontinued operations	—	(971)

Cash provided by operating activities	84,671	62,329

Investing Activities
Capital expenditures	(36,543)	(56,975)
Business acquisitions, net of cash acquired	(207,219)	(78,483)
Software purchases	(6,709)	(3,187)
Sale of property, plant and equipment	6,050	3,038
Other, net	(2,052)	721

Cash used by investing activities	(246,473)	(134,886)

Financing Activities
Increase in short-term borrowings	300,317	264,362
Payments on long-term debt	(1,838)	(2,245)
Purchase of Common Stock	—	(149,729)
Cash dividends paid	(130,017)	(126,705)
(Cost) proceeds from issuance of Common Stock, net	(4,867)	21,953
Tax benefits of stock option exercises	(2,021)	9,656
Other, net	—	(305)

Cash provided by financing activities	161,574	16,987

Effect of Foreign Currency Rate Changes on Cash	3,586	9,716

Net Change in Cash and Equivalents	3,358	(45,854)

Cash and Equivalents — Beginning of Year	381,844	321,863

Cash and Equivalents — End of Period	$385,202	$276,009

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests
Balance, December 2007	$109,798	$1,619,320	$61,495	$1,786,216	$1,726
Net income	—	—	—	602,748	99
Cash dividends on Common Stock	—	—	—	(255,235)	(750)
Purchase of treasury stock	(2,000)	—	—	(147,729)	—
Stock compensation plans, net	2,050	130,144	—	(13,126)	—
Foreign currency translation	—	—	(103,968)	—	278
Defined benefit pension plans	—	—	(227,016)	—	—
Derivative financial instruments	—	—	1,729	—	—
Marketable securities	—	—	(8,534)	—	—

Balance, December 2008	109,848	1,749,464	(276,294)	1,972,874	1,353
Net income (loss)	—	—	—	176,466	(1,053)
Cash dividends on Common Stock	—	—	—	(130,017)	—
Stock compensation plans, net	502	26,617	—	(12,594)	—
Foreign currency translation	—	—	9,857	—	41
Defined benefit pension plans	—	—	19,914	—	—
Derivative financial instruments	—	—	(4,380)	—	—
Marketable securities	—	—	1,232	—	—

Balance, June 2009	$110,350	$1,776,081	$(249,671)	$2,006,729	$341

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A – Basis of Presentation
VF Corporation (and its subsidiaries, collectively known as “VF”) operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended June 2009, December 2008 and June 2008 relate to the fiscal periods ended on July 4, 2009, January 3, 2009 and June 28, 2008, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2008 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended June 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 2, 2010. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2008 (“2008 Form 10-K”).
Certain prior year amounts, none of which are material, have been reclassified to conform with the 2009 presentation.
Note B – Changes in Accounting Policies
During the first quarter of 2009, VF adopted Financial Accounting Standards Board (“FASB”) Statement No. 141(Revised), Business Combinations, and a related FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (together, “Statement 141(R)”). Statement 141(R) revised how business combinations are accounted for, both at the acquisition date and in subsequent periods. Statement 141(R) changes the accounting model for a business acquisition from a cost allocation standard to recognition of the fair value of the assets and liabilities of the acquired business, regardless of whether a 100% or a lesser controlling interest is acquired. Early adoption of Statement 141(R) was not permitted.
During the first quarter of 2009, VF adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement 160”). Statement 160 requires information about the company as a whole, with separate information relating to the parent or controlling owners and to the noncontrolling (minority) interests, and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Statement 160 required retroactive adoption of its presentation and disclosure requirements, with all other requirements to be applied prospectively. Early adoption was not permitted. Accordingly, for VF’s previously issued financial statements:
•	Noncontrolling interests in subsidiaries were reclassified from Other Liabilities to a separate component of Stockholders’ Equity.

•	Consolidated net income was adjusted to separately present net income attributable to noncontrolling interests.

•	Consolidated comprehensive income was adjusted to separately present comprehensive income attributable to noncontrolling interests.
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
During the second quarter of 2009, VF adopted FASB Statement No. 165, Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. See Note O.
Note C – Acquisition
On March 11, 2009, VF completed the acquisition of Mo Industries Holdings, Inc. (“Mo Industries”), owner of the Splendid® and Ella Moss® brands of premium sportswear marketed to upscale department and specialty stores. This transaction resulted in VF acquiring the remaining two-thirds equity of Mo Industries for a purchase price of $160.8 million (consisting of $156.1 million of cash and $4.7 million of notes) and payment of $52.3 million of debt. In June 2008, VF had acquired one-third of the outstanding equity of Mo Industries for $77.4 million. The agreement included put/call rights to acquire the remaining equity during the first half of 2009 at a price based on the acquired company’s earnings. The initial investment was recorded in Other Assets and was accounted for using the equity method of accounting. The carrying value of the investment was $80.5 million at the time of the March 2009 acquisition, consisting of the initial cost of the investment, plus the equity in net income of the investment to the date of acquisition. In accordance with Statement 141(R), VF recognized a gain in the first quarter of $0.3 million from remeasuring its one-third interest in Mo Industries to fair value. The gain was included in Miscellaneous Income in VF’s Consolidated Statement of Income. Mo Industries is being reported as part of the Contemporary Brands Coalition.
The following table summarizes the amounts of tangible and intangible assets acquired and liabilities assumed (including the fair value of the prior one-third equity investment) that were recognized at the date of acquisition. Recorded fair values are subject to adjustment for final valuations of income tax matters.

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
Amounts of Mo Industries’ revenues and earnings included in VF’s Consolidated Statement of Income for the second quarter were $16.0 million and $2.9 million and since the date of acquisition were $21.6 million and $4.3 million, respectively. Pro forma operating results for periods prior to the acquisition date are not provided because the acquisition was not material to VF’s results of operations. Acquisition expenses included in VF’s results of operations were not significant.

Note D – Intangible Assets

		June 2009			December 2008
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
Dollars in thousands	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
Customer relationships	19 years	$440,432	$65,712	$374,720	$272,086
License agreements	24 years	179,928	38,508	141,420	145,389
Trademarks and other	7 years	17,555	9,532	8,023	9,240

Amortizable intangible assets, net				524,163	426,715

Indefinite-lived intangible assets:
Trademarks and tradenames				1,039,579	939,507

Intangible assets, net				$1,563,742	$1,366,222

*	Amortization of customer relationships – accelerated methods; license agreements – accelerated and straight-line methods; trademarks and other – accelerated and straight-line methods.
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
Amortization expense of intangible assets for the second quarter and six months of 2009 was $10.3 million and $19.4 million, respectively. Estimated amortization expense for the remainder of 2009 is $21.8 million and for the years 2010 through 2013 is $39.3 million, $36.5 million, $34.4 million and $32.9 million, respectively.

Note E – Goodwill

	Outdoor and				Contemporary
In thousands	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
Balance, December 2008	$554,710	$235,818	$56,703	$215,767	$250,800	$1,313,798
2009 acquisition	—	—	—	—	142,796	142,796
Adjustments to purchase price allocation	—	—	—	—	(3,454)	(3,454)
Adjustment to contingent consideration	(189)	—	—	—	—	(189)
Currency translation	2,328	1,038	—	—	490	3,856

Balance, June 2009	$556,849	$236,856	$56,703	$215,767	$390,632	$1,456,807

Note F – Pension Plans
VF’s net periodic pension cost contained the following components:

	Three Months Ended June		Six Months Ended June
In thousands	2009	2008	2009	2008
Service cost – benefits earned during the year	$3,726	$4,162	$7,452	$8,324
Interest cost on projected benefit obligations	17,950	17,276	35,900	34,552
Expected return on plan assets	(13,379)	(20,840)	(26,758)	(41,680)
Amortization of:
Prior service costs	1,067	673	2,134	1,346
Actuarial losses	15,131	463	30,262	926

Net periodic pension cost	$24,495	$1,734	$48,990	$3,468

During the first six months of 2009, VF made contributions totaling $7.6 million to pay benefits under VF’s Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $2.5 million of contributions to pay benefits under the SERP during the remainder of 2009. VF is not required under applicable regulations, and does not currently intend, to make a contribution to the qualified pension plan during 2009.
Note G – Business Segment Information
For internal management and reporting purposes, VF’s businesses are grouped principally by product categories, and by brands within those product categories. These groupings of businesses are referred to as “coalitions.” These coalitions are the basis for VF’s five reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2009	2008	2009	2008
Coalition revenues:
Outdoor and Action Sports	$510,533	$523,499	$1,116,470	$1,159,743
Jeanswear	545,421	646,227	1,212,804	1,358,455
Imagewear	195,306	241,251	421,957	488,285
Sportswear	104,315	134,849	207,885	254,584
Contemporary Brands	102,678	100,980	204,602	209,441
Other	27,384	30,676	47,393	53,315

Total coalition revenues	$1,485,637	$1,677,482	$3,211,111	$3,523,823

Coalition profit:
Outdoor and Action Sports	$63,255	$58,635	$155,259	$164,141
Jeanswear	66,883	78,354	155,917	200,631
Imagewear	19,088	30,519	41,955	63,772
Sportswear	6,919	14,485	11,427	16,587
Contemporary Brands	4,638	13,873	16,443	27,316
Other	1,387	761	(629)	(2,014)

Total coalition profit	162,170	196,627	380,372	470,433

Corporate and other expenses	(41,038)	(29,658)	(96,543)	(59,637)
Interest, net	(21,254)	(21,442)	(42,504)	(41,945)

Income before income taxes	$99,878	$145,527	$241,325	$368,851

Operating results of the John Varvatos business unit for 2008 have been reclassified from the Sportswear Coalition to the Contemporary Brands Coalition consistent with a change in internal management beginning in 2009.
Defined benefit pension plans in the United States are centrally managed. Coalition profit includes only the current year service cost component of pension cost. Other components of pension cost totaling $20.8 million for the three months ended June 2009 and $41.5 million for the six months ended June 2009, primarily representing amortization of deferred actuarial losses, are recorded in Corporate and Other Expenses. These components of pension cost recorded in Corporate and Other were not significant in the prior year.
Note H – Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired. There were 12,392,768 treasury shares at June 2009, 12,198,054 at December 2008 and 12,196,718 at June 2008. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 269,402 shares of VF Common Stock at June 2009, 261,092 shares at December 2008, and 255,638 shares at June 2008 were held in connection with deferred compensation plans. These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $12.3 million, $10.8 million and $10.2 million at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value, of which none are outstanding.

Other comprehensive income consists of changes in assets and liabilities that are not included in Net Income under GAAP but are instead reported within a separate component of Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months		Six Months
	Ended June		Ended June
In thousands	2009	2008	2009	2008
Net income	$74,978	$104,018	$175,412	$252,964

Other comprehensive income:
Foreign currency translation
Amount arising during the period	55,561	4,101	15,223	94,489
Less income tax effect	(9,143)	(1,322)	(5,366)	(24,382)
Reclassification to net income during the period	—	(1,522)	—	(1,522)
Less income tax effect	—	533	—	533
Defined benefit pension plans
Reclassification to net income during the period	16,198	1,136	32,396	2,273
Less income tax effect	(6,241)	(435)	(12,482)	(871)
Adjustment of funded status	—	—	—	25,950
Less income tax effect	—	—	—	(9,949)
Unrealized gains (losses) on derivative financial instruments
Amount arising during the period	(13,658)	2,029	(1,277)	(9,290)
Less income tax effect	5,263	(789)	493	3,563
Reclassification to net income during the period	(2,159)	6,763	(5,847)	14,463
Less income tax effect	831	(2,581)	2,251	(5,546)
Unrealized gains (losses) on marketable securities
Amount arising during the period	1,437	(434)	1,232	(4,753)

Other comprehensive income	48,089	7,479	26,623	84,958

Comprehensive income	123,067	111,497	202,035	337,922

Comprehensive income attributable to noncontrolling interests	522	72	1,012	(4)

Comprehensive income attributable to VF Corporation	$123,589	$111,569	$203,047	$337,918

Accumulated Other Comprehensive Income (Loss) for 2009 is summarized as follows:

	Foreign	Defined	Derivative
	Currency	Benefit	Financial	Marketable
In thousands	Translation	Pension Plans	Instruments	Securities	Total
Balance, December 2008	$22,203	$(290,991)	$(6,690)	$(816)	$(276,294)
Other comprehensive income (loss)	9,857	19,914	(4,380)	1,232	26,623

Balance, June 2009	$32,060	$(271,077)	$(11,070)	$416	$(249,671)

Note I – Stock-based Compensation
During the first six months of 2009, VF granted options for 1,349,163 shares of Common Stock at an exercise price of $53.60, equal to the fair market value of VF Common Stock on the date of grant. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model for employee groups having similar exercise behaviors, with the following assumptions: expected volatility ranging from 48% to 33%, with a weighted average of 38%; expected term of 4.9 to 7.4 years; expected dividend yield of 3.5%; and risk-free interest rate ranging from 0.5% at six months to 2.9% at 10 years. The resulting weighted average fair value of these options at the date of grant was $15.38 per option.
Also during the first six months of 2009, VF granted 376,291 performance-based restricted stock units. Participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares that will be earned, if any, will be based on VF’s performance over that period. The grant date fair value of the restricted stock units was $57.40 per unit. In addition, VF granted 10,000 restricted stock units at a fair value of $57.38 per share. These units will vest in 2014, assuming continuation of employment by the grantees to that date.
Note J – Income Taxes
The effective income tax rate was 27.3% for the first six months of 2009, compared with 31.4% in the comparable period of 2008. The lower rate in 2009 was due to a higher percentage of income and, in some cases, reduced tax rates outside the United States. The effective tax rate for the full year 2008 was 28.9%, which included the favorable impact from expiration of statutes of limitations in locations where tax contingencies were recorded in prior years, tax audit settlements and updated assessments of previously accrued amounts.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, tax years 2004 to 2006 are under examination by the Internal Revenue Service. Tax years 1998 to 2002 are under examination by the State of North Carolina, which has indicated its intent to examine tax years 2003 to 2005. Tax years 2003 to 2005 are under examination by the State of Alabama. In 2009, the State of California commenced an examination of tax years 2006 and 2007. VF is also currently subject to examination by various other taxing authorities. Management believes that some of these audits and negotiations will conclude during the next 12 months.

The amount of unrecognized tax benefits increased by $1.8 million during the first quarter of 2009 due to tax positions taken in the current period and decreased by $1.8 million during the second quarter of 2009 due to tax audit settlements. During the next 12 months, management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by approximately $15 million due to settlements of audits and expiration of statutes of limitations in locations where tax contingencies had been recorded for open tax years, which includes $12 million that would reduce income tax expense.
Note K – Earnings Per Share

	Three Months		Six Months
	Ended June		Ended June
In thousands, except per share amount	2009	2008	2009	2008
Earnings per share – basic:
Net income attributable to VF Corporation common stockholders	$75,527	$103,978	$176,466	$253,010

Weighted average Common Stock outstanding	110,243	108,711	110,116	109,040

Earnings per share attributable to VF Corporation common stockholders	$0.69	$0.96	$1.60	$2.32

Earnings per share – diluted:
Net income attributable to VF Corporation common stockholders	$75,527	$103,978	$176,466	$253,010

Weighted average Common Stock outstanding	110,243	108,711	110,116	109,040
Stock options and other dilutive securities	998	2,274	1,015	2,396

Weighted average Common Stock and dilutive securities outstanding	111,241	110,985	111,131	111,436

Earnings per share attributable to VF Corporation common stockholders	$0.68	$0.94	$1.59	$2.27

Outstanding options to purchase 3.9 million shares and 4.8 million shares of Common Stock for the three and six months ended June 2009, respectively, and outstanding options to purchase 1.4 million shares for the three and six months ended June 2008, were excluded from the computation of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, .6 million restricted stock units for the three months and six months ended June 2009 and .5 million restricted stock units for the comparable periods of the prior year were excluded from the computation of diluted earnings per share because they are subject to performance-based vesting conditions that had not been achieved by the end of those periods.
Note L – Fair Value Measurements
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
•	Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

•	Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.
The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis at the dates indicated:

		Fair Value Measurement Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
In thousands	Value	(Level 1)	(Level 2)	(Level 3)
June 2009
Financial assets:
Cash equivalents	$206,181	$206,181	$—	$—
Derivative instruments	5,097	—	5,097	—
Investment securities	164,991	124,238	40,753	—

Financial liabilities:
Derivative instruments	25,173	—	25,173	—
Deferred compensation	180,841	—	180,841	—

December 2008
Financial assets:
Cash equivalents	$156,900	$156,900	$—	$—
Derivative instruments	13,529	—	13,529	—
Investment securities	157,651	114,778	42,873	—

Financial liabilities:
Derivative instruments	38,474	—	38,474	—
Deferred compensation	176,394	—	176,394	—
Cash equivalents measured at fair value above represent funds held in institutional money market funds and time deposits at commercial banks. Derivative instruments represent unrealized gains or losses on foreign currency forward exchange contracts, which are the differences between (i) the functional currency to be received or paid at the contracts’ settlement date and (ii) the functional currency value of the foreign currency to be sold or purchased at the current forward exchange rate. Investment securities, consisting primarily of mutual funds (classified as Level 1) and a separately managed fixed income fund (classified as Level 2), are purchased to offset a substantial portion of participant-directed investment selections representing underlying liabilities to participants in VF’s deferred compensation plans. Liabilities under deferred compensation plans are recorded at amounts payable to participants, based on the fair value of participant-directed investment selections.
The carrying value of other financial assets and financial liabilities is based on their cost, which may differ from fair value. At June 2009 and December 2008, the carrying value of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At June 2009 and December 2008, the carrying value of VF’s long-term debt, including the current portion, was $1,143.0 million and $1,144.9 million, respectively, compared with fair value of $1,100.8 million and $1,027.4 million at those dates. Fair value for long-term debt was estimated based on quoted market prices or values of comparable borrowings.
Note M – Derivative Financial Instruments and Hedging Activities
VF is exposed to risks in its ongoing business operations. Some of these risks are managed by using derivative financial instruments. Derivative financial instruments are contracts whose value is based on, or “derived” from, changes in the value of an underlying currency exchange rate, interest rate or other financial asset or index.
VF conducts business in many foreign countries and therefore is subject to movements in foreign currency exchange rates. Exchange rate fluctuations can have a significant effect on the translated U.S. dollar value of operating results and net assets denominated in foreign currencies. VF does not attempt to manage translation risk but does use derivative contracts to manage the exchange rate risk of specified cash flows or transactions denominated in various foreign currencies. VF manages exchange rate risk on a consolidated basis, which allows exposures to be netted. Use of derivative financial instruments allows VF to reduce the overall exposure to risks in its cash flows and earnings, since gains and losses on hedged exposures are offset by losses and gains in the value of the derivative contracts. In addition, in prior years VF had used derivatives in limited instances to hedge interest rate risk.
     Accounting for derivative instruments – Statement 133(R) requires companies to recognize all derivative instruments as either assets or liabilities at their fair value. The accounting for changes in the fair value (i.e., gains and losses) of derivative instruments depends on whether a derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The criteria used to determine if a derivative instrument qualifies for hedge accounting treatment are (i) whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and (ii) whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure. A qualifying derivative is designated for accounting purposes, based on the nature of the hedging relationship, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign business. VF’s hedging practices and related accounting policies are described in separate sections below. VF considers its foreign businesses to be long-term investments and accordingly does not hedge those net investments. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the statements of cash flows in the same category as the items being hedged.
VF formally documents hedging instruments and hedging relationships at the inception of each contract. Further, VF assesses, both at the inception of a contract and on an ongoing basis, whether the hedging instruments are effective in offsetting the risk of the hedged transactions. Occasionally, a portion of a derivative instrument will be considered ineffective in hedging the originally identified exposure due to a decline in amount or a change in timing of the hedged exposure. In those cases, hedge accounting treatment is discontinued for the ineffective portion of that hedging instrument.

The counterparties to the derivative contracts consist of financial institutions having A-rated investment grade credit ratings. To manage its credit risk, VF continually monitors the credit risks of its counterparties, limits its exposure in the aggregate and to any single counterparty, and adjusts its hedging positions as appropriate. The impact of VF’s credit risk and the credit risk of its counterparties, as well as the ability of each party to fulfill its obligations under the contracts, is considered in determining the fair value of the foreign currency forward contracts. Credit risk has not had a significant effect on the fair value of VF’s derivative contracts. VF does not have any credit risk-related contingent features or collateral requirements with its derivative contracts.
     Summary of derivative instruments – All of VF’s derivative instruments meet the criteria for hedge accounting at the inception of the hedging relationship. However, derivative instruments that are cash flow hedges of forecasted cash receipts are dedesignated as hedges near the end of their term. Accordingly, those instruments do not qualify for hedge accounting after the date of dedesignation. Total notional amounts of outstanding derivative contracts at June 2009 and December 2008 were $786 million and $628 million, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Mexican peso and Canadian dollar. Derivative contracts, consisting of forward exchange contracts, have maturities ranging from one month to 18 months. Amounts of outstanding derivatives in the following table are presented on an individual contract basis:

	Derivatives with		Derivatives with
	Unrealized Gains		Unrealized Losses
	at Fair Value		at Fair Value
	June	December	June	December
In thousands	2009	2008	2009	2008
Foreign exchange contracts designated as hedging instruments	$4,756	$13,529	$24,755	$38,474

Foreign exchange contracts not designated as hedging instruments	341	—	418	—

Total derivatives	$5,097	$13,529	$25,173	$38,474

The amounts above have been aggregated by counterparty for presentation in our Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	June 2009	December 2008
Other current assets	$—	$1,089
Accrued current liabilities	18,877	26,034
Other liabilities (noncurrent)	1,199	—
     VF’s fair value hedge strategies and accounting policies – VF has a hedging program to reduce the risk that the future cash flows for firm commitments will be negatively impacted by changes in foreign currency exchange rates. VF enters into derivative contracts to hedge intercompany loans between the United States and a foreign subsidiary or between two foreign subsidiaries having different functional currencies.
For a derivative instrument that is designated and qualifies as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability attributable to a particular risk), changes in the fair value of the derivative are recognized in earnings as an offset, on the same line, to the earnings impact of the underlying hedged item.
Following is a summary of the effects of fair value hedging relationships included in VF’s Consolidated Statements of Income:

In thousands	Location
	of Gain	Gain (Loss) on			Location of	Gain (Loss) on Related
	(Loss) on	Derivatives Recognized		Hedged Items	Gain (Loss)	Hedged Items Recognized
Fair Value	Derivatives	in Income for Periods		In Fair Value	Recognized	in Income for Periods
Hedging	Recognized	Ended June 2009		Hedge	on Related	Ended June 2009
Relationships	in Income	Three Months	Six Months	Relationships	Hedged Items	Three Months	Six Months
Foreign exchange	Other Income (Expense)	$(2,764)	$8,104	Advances – intercompany	Other Income (Expense)	$2,528	$(8,799)
     VF’s cash flow hedge strategies and accounting policies – VF has a hedging program to reduce the variability of forecasted cash flows denominated in foreign currencies. VF uses derivative contracts to hedge a portion of the exchange risk for its forecasted inventory purchases and production costs and for its forecasted cash receipts arising from sales of inventory. In addition, VF hedges the receipt in the United States of forecasted intercompany royalties from its foreign subsidiaries.
For a derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected cash flows attributable to a particular risk), periodic changes in the fair value of the effective portion of the derivative are reported as a component of other comprehensive income (“OCI”) and deferred in accumulated other comprehensive income (loss) in the balance sheet. The deferred derivative gain or loss is reclassified into earnings as an offset, on the same line, to the earnings impact of the underlying hedged transaction (e.g., in cost of goods sold when the hedged inventories are sold, or in net sales when the hedged item relates to cash receipts from forecasted sales). As discussed in the following section, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date.
Following is a summary of the effects of cash flow hedging relationships included in VF’s Consolidated Statements of Income:

In thousands				Gain (Loss) Reclassified
	Gain (Loss) on Derivatives		Location of Gain	from Accumulated
Cash Flow	Recognized in OCI for		(Loss) Reclassified	OCI into Income for
Hedging	Periods Ended June 2009		from Accumulated	Periods Ended June 2009
Relationships	Three Months	Six Months	OCI into Income	Three Months	Six Months
Foreign exchange	$(13,658)	$(1,277)	Net sales	$(77)	$(77)
			Cost of goods sold	3,796	4,993
			Royalty revenues – intercompany	(1,719)	743

Interest rate	—	—	Interest expense	29	58

Total	$(13,658)	$(1,277)		$2,029	$5,717

Amounts recognized in earnings in the three and six months ended June 2009 for the ineffective portion of cash flow hedging relationships were not significant.
At June 2009, Accumulated Other Comprehensive Income (Loss) included $18.9 million of net deferred pretax losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. Actual amounts to be reclassified to earnings will depend on exchange rates when currently outstanding derivative contracts are settled.
In addition, in 2003 VF entered into an interest rate swap derivative contract to hedge the interest rate risk for issuance of long-term debt due in 2033. The contract was terminated concurrent with the issuance of the debt, with the realized gain deferred in Accumulated Other Comprehensive Income (Loss). The remaining pretax gain of $2.8 million at June 2009, deferred in Accumulated Other Comprehensive Income (Loss), will be reclassified into earnings over the remaining term of the debt.
     Derivative contracts not designated as hedges — As noted in the preceding section, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the forecasted sale is recognized, and accordingly, hedge accounting is not applied after the date of dedesignation. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During this period that hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized directly in earnings. For the three and six months ended June 2009, VF recorded net losses of $0.1 million in Other Income (Expense) for derivatives not designated as hedging instruments.
Note N – Recently Issued Accounting Standards
In March 2009, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”). This Staff Position expands disclosure requirements to provide information about an employer’s defined benefit pension plans, including the major categories and fair values of plan assets, investment policies and strategies, and significant concentrations of credit risk. FAS 132(R)-1, effective for VF’s 2009 fiscal year, is not expected to have a significant effect on VF’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards CodificationTM (“the Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification also recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) as authoritative GAAP for SEC registrants. The Codification, which will supersede all existing non-SEC accounting and reporting standards upon its effective date in the third quarter of 2009, does not change U.S. GAAP.
Other new pronouncements issued but not effective until after June 2009 are not expected to have a significant effect on VF’s consolidated financial position, results of operations or disclosures.
Note O – Subsequent Events
VF’s Board of Directors declared a quarterly cash dividend of $0.59 per share, payable on September 18, 2009 to shareholders of record on September 8, 2009.
VF granted options for 8,882 shares of Common Stock at an exercise price of $64.60 equal to the market price of VF Common Stock on the date of grant and 2,617 performance-based restricted stock units having a performance period through the end of 2011.
Management has evaluated subsequent events through August 11, 2009, the date of issuance of the financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          Impact of the Current Global Economic Environment
Our second quarter and first half of 2009 performance was negatively impacted by the deep global recessionary environment and its impact on consumer spending. While there have been some recent signs of stability, we expect difficult economic conditions to continue throughout 2009.
          Highlights of the Second Quarter of 2009:
•	Although global volatility and challenging economic conditions have affected our businesses, we believe each of our largest brands — Wrangler®, The North Face®, Lee® and Vans® — which combined account for over 60% of our total annual revenues, gained market share in most markets where sold. See the “Information by Business Segment” section below.

•	Revenues decreased 11% from the prior year quarter to $1,485.6 million, with 3% of the decrease resulting from the effects of foreign currency translation.

•	Our business in Asia continues to grow rapidly, with revenues up 13% in the quarter.

•	Our direct-to-consumer business grew 4% in the quarter, driven by higher sales and new store openings for our The North Face®, Vans® and 7 for All Mankind® brands. At June 2009, we had 717 VF-operated retail stores.

•	Earnings per share declined to $0.68 from $0.94 in the prior year quarter, with $0.16 per share of the decline due to higher pension expense and foreign currency translation. (All per share amounts are presented on a diluted basis.)

•	Our balance sheet remains strong with a debt to total capital ratio of 29.1% and a net debt to total capital ratio of 23.4%. VF has over $1.0 billion of available liquidity under committed bank credit lines and no long-term debt payments due until late 2010.
Analysis of Results of Operations
          Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2008:

	Second Quarter	Six Months
	2009	2009
	Compared	Compared
(In millions)	with 2008	with 2008
Total revenues – 2008	$1,677	$3,524
Impact of foreign currency translation	(52)	(133)
Organic growth	(160)	(216)
Acquisition in prior year (to anniversary date)	5	14
Acquisition in current year	16	22

Total revenues – 2009	$1,486	$3,211

The decrease in Total Revenues was due to challenging global economic conditions and volatility in foreign currency exchange rates that affected our businesses in the second quarter of 2009 — see the “Information by Business Segment” section below. The current year acquisition was Mo Industries Holdings, Inc. (“Mo Industries”), acquired in March 2009. See Note C to the Consolidated Financial Statements.

During the second quarter and first six months of 2009, approximately 27% and 30%, respectively, of Total Revenues were in international markets. Accordingly, our reported results are subject to both the translation and the transactional impact of changes in foreign currency exchange rates from period-to-period. Foreign currency translation effects result from translating a foreign entity’s financial statements from its functional currency into U.S. dollars, VF’s reporting currency. In translating foreign currencies into the U.S. dollar, a stronger U.S. dollar in relation to the functional currencies where VF conducts its international business (primarily the European euro countries) negatively impacted revenue comparisons by $53 million in the second quarter of 2009 and $133 million in the first half of 2009, compared with the 2008 periods. The weighted average translation rate for the euro was $1.33 per euro for the first half of 2009, compared with $1.51 during the first six months of 2008. If the U.S. dollar remains at the exchange rate at the end of the second quarter ($1.40 per euro), reported revenues for the third quarter of 2009 will be negatively impacted compared with 2008.
Foreign currency transaction effects result from the change in exchange rates on transactions denominated in currencies other than the functional currency of a foreign subsidiary. These impacts are operational in nature, impacting profit margins as well as U.S. dollars eventually reported. In our case, the most significant transaction impact arises within our European businesses and specifically from buying inventories in euros and selling them in non-euro denominated currencies such as the local currency in the United Kingdom, Eastern Europe, Russia and Turkey. Historically, euro and non-euro currencies of these European businesses have moved mostly in tandem, and accordingly the impact of currency rate movements within these businesses had been minimal. However, the current volatile environment has resulted in inconsistent relationships between euro and non-euro currencies, thus resulting in a considerable impact on profits and profit margins in these foreign businesses. Over time, these inconsistencies are expected to stabilize or will be compensated for through adjustments of selling prices or changes in product sourcing strategies. However, when these currency rate movements are as extreme as they were in late 2008 and early 2009, it is not practical to fully offset their impact in a short period.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months Ended June		Six Months Ended June
	2009	2008	2009	2008
Gross margin (total revenues less cost of goods sold)	43.9%	43.8%	43.0%	44.5%

Marketing, administrative and general expenses	35.8	34.0	34.2	32.9

Operating income	8.1%	9.8%	8.8%	11.6%

Gross margin as a percentage of Total Revenues increased 0.1% in the second quarter of 2009 from the prior year period. We benefited in the second quarter of 2009 from expanding gross margins in our Outdoor and Action Sports businesses and the impact of our direct-to-consumer revenues, which have higher gross margins than average, representing a higher percentage of our business. The gross margin percentage declined 1.5% in the first half of 2009 compared with the comparable period in 2008. This decline, all in the first quarter, reflected the negative impact from transaction effects of foreign currency movements discussed above and the challenging retail environment that resulted in higher discounting and, accordingly, lower gross margin rates.
Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 1.8% in the second quarter of 2009. Approximately 1.5% of the increase was due to the higher expense of our defined benefit pension plans. The growth of our direct-to-consumer business, which has higher expense ratios than our wholesale business, increased the 2009 ratio by 0.6%. Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 1.3% in the first half of 2009 over the comparable period in the prior year. The ratio was higher in 2009 by 1.4% due to higher pension expense and 0.7% due to growth in our direct-to-consumer business. The increases in Marketing, Administrative and General Expense ratios for both the second quarter and first half 2009 were partially offset by the benefit of cost reduction actions taken in late 2008.
Interest income decreased $1.0 million in the second quarter of 2009 and $1.9 million in the first six months of 2009 from the comparable periods in 2008 due primarily to lower interest rates. Interest expense decreased $1.2 million in the second quarter of 2009 and $1.4 million in the first six months of 2009 from the comparable periods in 2008 due primarily to lower short-term interest rates. Average interest-bearing debt outstanding totaled $1,376 million for the first six months of 2009 and $1,400 million for the comparable period of 2008. The weighted average interest rate on total outstanding debt was 6.2% for the first six months of 2009 and 6.3% for the comparable period of 2008.
The effective income tax rate was 24.9% in the second quarter of 2009 and 27.3% for the first half of 2009, compared with 28.5% in the second quarter of 2008 and 31.4% for the first half of 2008. The lower rates in the 2009 periods were due primarily to a higher percentage of income in international jurisdictions, where effective tax rates are substantially lower. The effective income tax rates for the second quarter and first six months of 2009 were based on the expected annual rate, adjusted for discrete events arising during the respective periods.
Net Income Attributable to VF Corporation for the second quarter of 2009 decreased to $75.5 million, compared with $104.0 million in the 2008 quarter. Earnings per share attributable to VF Corporation decreased to $0.68 per share from $0.94 per share. Net Income Attributable to VF Corporation for the first six months of 2009 decreased to $176.5 million, compared with $253.0 million in the first half of 2008. Earnings per share for the first six months of 2009 decreased to $1.59 per share from $2.27 per share. The second quarter and first six months of 2009 were negatively impacted by (i) $0.13 and $0.25, respectively, due to the higher pension expense of our defined benefit pension plans and (ii) $0.03 and $0.13, respectively, from the impact of translating foreign currencies into a stronger U.S. dollar. The remainder of the declines in both 2009 periods was driven by the operating results of our businesses as discussed in the “Information by Business Segment” section below.
          Information by Business Segment
VF’s businesses are grouped into product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions are the basis for VF’s five reportable business segments.
See Note G to the Consolidated Financial Statements for a summary of our results of operations by coalition, along with a reconciliation of Coalition Profit to Income Before Income Taxes. Operating results of the John Varvatos business unit for 2008 have been reclassified from the Sportswear Coalition to the Contemporary Brands Coalition consistent with the change in internal management beginning in 2009.
The following tables present a summary of the changes in our Total Revenues by coalition for the second quarter and first six months of 2009:

	Second Quarter
	Outdoor and				Contemporary
(In millions)	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Total revenues – 2008	$523	$646	$241	$135	$101	$31
Impact of foreign currency translation	(25)	(25)	—	—	(2)	—
Organic growth	13	(81)	(46)	(31)	(12)	(3)
Acquisition in prior year (to anniversary date)	—	5	—	—	—	—
Acquisition in current year	—	—	—	—	16	—

Total revenues – 2009	$511	$545	$195	$104	$103	$28

	Six Months
	Outdoor and				Contemporary
(In millions)	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Total revenues – 2008	$1,160	$1,358	$488	$254	$209	$55
Impact of foreign currency translation	(67)	(62)	—	—	(4)	—
Organic growth	23	(97)	(66)	(46)	(22)	(8)
Acquisition in prior year (to anniversary date)	—	14	—	—	—	—
Acquisition in current year	—		—	—	22	—

Total revenues – 2009	$1,116	$1,213	$422	$208	$205	$47

The following tables present a summary of the changes in our Coalition Profit by coalition for the second quarter and first six months of 2009:

	Second Quarter
	Outdoor and				Contemporary
(In millions)	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition profit – 2008	$59	$78	$31	$14	$14	$1
Impact of foreign currency translation	(3)	—	—	—	(1)	—
Other	7	(11)	(12)	(7)	(8)	—

Coalition profit – 2009	$63	$67	$19	$7	$5	$1

	Six Months
	Outdoor and				Contemporary
(In millions)	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition profit – 2008	$164	$201	$64	$17	$27	$(3)
Impact of foreign currency translation	(12)	(4)	—	—	(2)	—
Other	3	(41)	(22)	(6)	(9)	3

Coalition profit – 2009	$155	$156	$42	$11	$16	$—

Note that the constant currency references below for Coalition Revenues are addressed by the “NonGAAP Financial Information” section later in Item 2.
          Outdoor and Action Sports:
Revenues in our Outdoor and Action Sports businesses increased 2% in the 2009 quarter on a constant currency basis, while reported revenues were down 2%. Global revenues of our largest brand in this coalition, The North Face®, declined slightly due to the effects of foreign currency translation in international markets. Global revenues of Vans®, the coalition’s second largest brand, increased 12% led by strong growth in the United States. There was also significant growth in our Asia business, where revenues increased 32%. In addition, the Outdoor and Action Sports Coalition’s direct-to-consumer revenues increased 19% in the second quarter of 2009 over the prior year period, and reached 22% of Coalition Revenues, as we continue to open new retail stores and expand our e-commerce business.
Revenues in our Outdoor and Actions Sports businesses increased 2% in the first six months of 2009 on a constant currency basis compared with the first half of 2008, while reported revenues declined 4%. Global revenues increased for both The North Face® and Vans® brands, led by strong growth in the United States. In addition to 49% growth in the Asia business, the Outdoor and Action Sports Coalition’s direct-to-consumer revenues increased 17% in the first six months of 2009 over the first half of 2008.
Operating margins increased to 12.4% in the second quarter of 2009 from 11.2% in the prior year period. The increase was driven primarily by higher gross margins in the current year quarter, resulting from the changing mix of business toward higher gross margin retail revenues. This increase was partially offset by continuing investments to expand our direct-to-consumer business.
Operating margins declined from 14.2% in the first six months of 2008 to 13.9% in the first half of 2009, driven by investments to expand our direct-to-consumer business and the transactional impact of changes in foreign currency rates.
          Jeanswear:
Jeanswear Coalition revenues declined 12% in the 2009 quarter on a constant currency basis. On a reported basis, coalition revenues declined 16%. Domestic jeanswear revenues were 12% lower in the 2009 quarter due to (i) a reduction in non-core Riders® brand plus size and seasonal programs, (ii) a shift in the timing of product shipments as our customers continue to tightly manage the flow of their products and (iii) a loss of volume from customers who filed for bankruptcy in 2008. Domestic Lee® brand revenues declined 4% in the second quarter of 2009 from the prior year period, and Wrangler® brand revenues were down 6%. Despite these factors, we believe that we are gaining share in our Wrangler® men’s, Lee® men’s and women’s, and core Riders® women’s businesses driven by the success of new product innovations and investments at retail in these brands. In international markets, jeanswear revenues declined 24%, with approximately one-half of the decline due to the effect of foreign currency translation and the remainder due to recessionary conditions in Europe and the recent exit of our mass market jeans business in Europe. These declines were partially offset by a 10% increase in jeanswear revenues in China and from the Lee Spain acquisition completed in July 2008.
Revenues in our Jeanswear businesses decreased 6% in the first six months of 2009 on a constant currency basis compared with the first half of 2008, while reported revenues declined 11%. Domestic revenues were down 4% in the first half of 2009 from the prior year period due to the difficult retail environment and other factors discussed above. International jeanswear revenues decreased 23% in the six month period, with the foreign currency translation impact contributing over one-half of the decline and the remainder primarily due to recessionary conditions in Europe.
Operating margins increased from 12.1% in the second quarter of 2008 to 12.3% in the current quarter, reflecting actions taken in the second quarter of 2008 to improve our cost structure and lower spending in the 2009 quarter. These positive impacts on the current quarter comparison were partially offset by a lower gross margin percentage that resulted from a change in the mix of products sold.
Operating margins decreased from 14.8% in the first six months of 2008 to 12.9% in the first half of 2009. The decline was due to (i) foreign currency transaction effects in our European businesses, (ii) higher distressed inventory provisions and (iii) lower absorption of fixed overhead expenses, partially offset by the benefits of the cost reduction actions taken in the prior year and lower current year spending levels.
          Imagewear:
Coalition Revenues declined 19% in the second quarter of 2009, with comparable declines in both our occupational apparel businesses and licensed sports businesses. Due to rising unemployment, uniform demand in all sectors except health care and government has declined significantly. The increase in unemployment has been most pronounced in the manufacturing and petrochemical sectors, which are serviced by our industrial and protective apparel businesses. Revenue declines in our licensed sports businesses were driven by the weak retail environment, which has particularly impacted discretionary spending against products like team sports apparel. Coalition Revenues declined 14% in the first half of 2009, compared with the first six months of 2008 due to the unemployment and retail environment factors mentioned above.
Operating margins declined from 12.7% in the second quarter of 2008 to 9.8% in the current quarter and from 13.1% in the first half of 2008 to 9.9% for the first six months of 2009. The industrial and protective businesses have driven disproportionate declines in coalition profit and margins, as these businesses have historically had higher profitability than the coalition average.
          Sportswear:
Revenues in our Sportswear Coalition, which includes our Nautica® brand and Kipling® brand in North America, declined 23% in the 2009 quarter and 18% in the first half of 2009 compared with the comparable periods in the prior year. These decreases reflected the continuation of very challenging department and outlet store trends affecting Nautica® brand revenues. In addition, a planned decrease in special programs in the off-price channel and our exit of the wholesale women’s sportswear business in mid-2008 accounted for more than one-half of the revenue declines in both 2009 periods. Kipling® brand revenues increased 3% in the second quarter of 2009.
Operating margins declined from 10.7% in the second quarter of 2008 to 6.6% in the current quarter and from 6.5% in the first half of 2008 to 5.5% for the first six months of 2009. These declines were due to continued high levels of promotional activity in the department store channel. Also, although we have reduced operating expenses by 20% in the first half of 2009 compared with the prior year period, operating margins were impacted by revenue decreases in our Nautica® brand without comparable expense reduction.

The first half of the year is a seasonally low period for these businesses, with margins historically being well below full year results. We continue to expect better comparisons in the second half of the year.
          Contemporary Brands:
Revenues of our Contemporary Brands Coalition, which consists of the 7 For All Mankind®, lucy®, John Varvatos®, Splendid® and Ella Moss® brands rose 2% in the second quarter of 2009 (or 4% on a constant currency basis) due to the acquisition of the Splendid® and Ella Moss® brands, which contributed $16 million to revenues in the quarter. Conditions in U.S. upper tier department and specialty stores continue to be particularly challenging resulting in closure of a significant number of specialty stores. Also, our revenues were negatively impacted by higher than anticipated inventory reductions by our retailers. 7 for All Mankind® global brand revenues declined 12% in the quarter, with declines in our U.S. wholesale and off-price channel businesses partially offset by double-digit growth in our international and direct-to-consumer businesses. We continued to expand the brand’s reach with six retail store openings in the first half of 2009 and expansion in both Europe and Asia. Contemporary Brands Coalition Revenues for the first six months of 2009 declined 2% from the first half of 2008, but were flat on a constant currency basis.
Operating margins declined from 13.7% in the second quarter of 2008 to 4.5% in the current quarter and from 13.0% in the first half of 2008 to 8.0% for the first six months of 2009. The second quarter is the Contemporary Brands Coalition’s seasonally lowest revenue quarter, magnifying the impact of the volume decline in the wholesale business. In addition, increased retail investments negatively impacted the profitability of our direct-to-consumer business in both 2009 periods.
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
The increase in Corporate and Other Expenses in 2009 results from higher defined benefit pension plan costs. Pension plans in the United States are centrally managed. Coalition profit in the business units includes only the current year service cost component of pension cost. Other components of pension cost totaling $20.8 million for the June 2009 quarter and $41.5 million for the first six months of 2009, primarily representing amortization of deferred actuarial losses, were recorded in Corporate and Other Expenses; such costs were not significant in prior years.

Analysis of Financial Condition
          Balance Sheets
Accounts Receivable at June 2009 were 11% lower than the June 2008 balance due to a 14% decline in wholesale revenues in the second quarter of 2009 compared with the prior year period, partially offset by a slight increase in days’ sales outstanding. Accounts Receivable were higher at June 2009 than at the end of 2008 due to seasonal sales and collection patterns.
Inventories at June 2009 declined 9% compared with the June 2008 balance, reflecting our aggressive management of inventory levels during the economic downturn. Also, revenues for the remainder of 2009 are expected to be lower than the comparable period in 2008. Inventory levels at the end of June are typically higher than at the end of December due to higher seasonal requirements of our businesses.
Other Current Assets at June 2009 and December 2008 increased over June 2008 due to income tax prepayments.
Property, Plant and Equipment was lower at June 2009 than at June 2008 due to the impact of a stronger U.S. dollar and depreciation expense in excess of capital spending.
Total Intangible Assets and Goodwill at June 2009 increased over December 2008 and June 2008 due to the Mo Industries acquisition in March 2009, partially offset by the amortization of intangible assets and, for June 2008, the impact of a stronger U.S. dollar in translating balances of international businesses.
Other Assets decreased at June 2009 from June 2008 due to (i) the completion of the acquisition of Mo Industries in March 2009, resulting in elimination of the $80.5 million equity investment in one-third of its stock, (ii) the decline in value of investment securities held for VF’s deferred compensation plans and (iii) the elimination of a pension asset that represented the overfunded status of our qualified defined benefit pension plan at June 2008 (based on the December 2007 valuation). Other Assets decreased at June 2009 from December 2008 due to (i) the elimination of the $80.5 million investment in Mo Industries noted above and (ii) a reduction in net deferred income tax assets.
Short-term Borrowings at June 2009 consisted of $300.0 million of domestic commercial paper borrowings and $55.1 million of primarily international borrowings. Overall, the extent of short-term borrowings varies throughout the year in relation to working capital requirements and other investing and financing cash flows. See the “Liquidity and Cash Flows” section below for a discussion of these items. Due to seasonal working capital flows and financing requirements, there is typically more need for external borrowings at the end of the second quarter than at our fiscal year-end.
Accounts Payable at June 2009 decreased from June 2008 due primarily to the lower inventory levels discussed above. The Accounts Payable balance at December 2008 was higher than June 2009 due to the timing of inventory purchases and payments to vendors at the end of 2008.
Accrued Liabilities were lower at June 2009 than June 2008 due to lower accrued income taxes, driven by lower profitability in the 2009 quarter. Accrued Liabilities at June 2009 were lower than December 2008 due primarily to lower accruals for incentive compensation, which build over the fiscal year.
Other Liabilities increased at June 2009 over June 2008 due to the recognition of the underfunded status of our defined benefit pension plans at the end of 2008, partially offset by deferred income taxes and lower deferred compensation liabilities.

          Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	June	December	June
(Dollars in millions)	2009	2008	2008
Working capital	$1,565.1	$1,640.8	$1,503.7

Current ratio	2.3 to 1	2.6 to 1	2.1 to 1

Debt to total capital ratio	29.1%	25.2%	29.4%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 23.4% at June 2009.
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
For the six months through June 2009, cash provided by operating activities was $84.7 million, compared with $62.3 million in the comparable 2008 period. In general, the reduction of net income in the 2009 period was more than offset by improvements in working capital. Specifically, more aggressive management of inventory levels resulted in reduced spending on inventories in the 2009 period.
We rely on our continued strong cash flow from operations to finance our ongoing operations. In addition, VF has liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of June 2009, $688.2 million was available for borrowing under VF’s $1.0 billion senior unsecured committed domestic revolving bank credit facility. There was $300.0 million of commercial paper outstanding and $11.8 million of standby letters of credit issued under this agreement. We have not drawn down any funds on this facility. Also at the end of June 2009, €250 million (U.S. dollar equivalent of $350.3 million) was available for borrowing under VF’s senior unsecured committed international revolving bank credit facility.
The investing activities in the first six months of 2009 included the acquisition of the remaining two-thirds interest in Mo Industries. The other significant investing activity in the first six months of 2009 was capital spending, primarily related to retail initiatives. We expect that capital spending could reach $110 million for the full year of 2009, which will be funded by operating cash flows.
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
VF did not purchase any shares of our Common Stock in the first six months of 2009. During the six months of 2008, VF purchased 2.0 million shares in open market transactions at a cost of $149.7 million (average price of $74.86 per share). The remaining authorization approved by the Board of Directors is 3.2 million shares as of the end of June 2009. We do not currently intend to repurchase any shares in 2009. We will continue to evaluate future share repurchases considering funding required for business acquisitions, our common stock price and levels of stock option exercises.
Management’s Discussion and Analysis in our 2008 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2008 that would require the use of funds. Since the filing of our 2008 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations and commercial commitments that will require the use of funds:
•	Inventory purchase obligations representing binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $130 million at the end of June 2009 due to the seasonality of our businesses.
•	Minimum royalty and other commitments decreased by approximately $40 million at the end of June 2009 due to payments made under the agreements.
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
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles (“GAAP”) in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our 2008 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in our 2008 Form 10-K. There have been no material changes in these policies, except for those mentioned in Note B to the Consolidated Financial Statements.

NonGAAP Financial Information
VF is a global company that reports financial information in U.S. dollars in accordance with GAAP. Foreign currency exchange rate fluctuations affect the amounts reported by VF from translating our foreign revenues and expenses into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results. The translation effects of the changes in foreign currency exchange rates from the comparable period of the prior year are presented as reconciling items in the tables and discussion in the preceding “Analysis of Results of Operations” section.
As a supplement to our reported operating results, we provide constant currency financial information, which is a nonGAAP financial measure, in the “Analysis of Results of Operations” section. Constant currency information represents the current year reported operating results after adjustment to eliminate the translation effects of changes in exchange rates. To calculate coalition revenues and coalition profits on a constant currency basis, operating results for the current year period for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).
We use the following constant currency information to provide a framework to assess how our businesses performed relative to prior periods excluding the effects of changes in foreign currency translation rates. We believe this information is useful to investors to facilitate comparisons of operating results and better identify trends in our businesses.

	Three Months	Impact of	Three Months
	Ended	Foreign	Ended
	June 2009	Currency	June 2009
(In millions)	As Reported	Exchange	Constant Currency
Coalition Revenues
Outdoor and Action Sports	$511	$(25)	$536
Jeanswear	545	(25)	571
Imagewear	195	—	195
Sportswear	104	—	104
Contemporary Brands	103	(2)	105
Other	28	—	28

Total coalition revenues	$1,486	$(52)	$1,539

Coalition Profit
Outdoor and Action Sports	$63	$(3)	$66
Jeanswear	67	—	67
Imagewear	19	—	19
Sportswear	7	—	7
Contemporary Brands	5	(1)	5
Other	1	—	2

Total coalition profit	162	(4)	166

Corporate and Other Expenses	(41)	—	(41)
Interest, net	(21)	—	(21)

Income Before Income Taxes	$100	$(4)	$104

(Above amounts may not add due to rounding.)

	Six Months	Impact of	Six Months
	Ended	Foreign	Ended
	June 2009	Currency	June 2009
(In millions)	As Reported	Exchange	Constant Currency
Coalition Revenues
Outdoor and Action Sports	$1,116	$(67)	$1,183
Jeanswear	1,213	(62)	1,274
Imagewear	422	—	422
Sportswear	208	—	208
Contemporary Brands	205	(4)	209
Other	47	—	48

Total coalition revenues	$3,211	$(133)	$3,344

Coalition Profit
Outdoor and Action Sports	$155	$(12)	$167
Jeanswear	156	(4)	160
Imagewear	42	—	42
Sportswear	11	—	11
Contemporary Brands	16	(2)	19
Other	—	—	(1)

Total coalition profit	380	(18)	398

Corporate and Other Expenses	(97)	—	(97)
Interest, net	(42)	—	(42)

Income Before Income Taxes	$241	$(18)	$259

(Above amounts may not add due to rounding.)
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

			Total Number of	Maximum Number
	Total	Weighed	Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Fiscal Period	Purchased	per Share	or Programs	Programs (1)
April 5 – May 2, 2009	—	$—	—	3,204,000
May 3 – May 30, 2009	—	—	—	3,204,000
May 31 – July 4, 2009	8,900	55.14	8,900	3,195,100

Total	8,900		8,900

(1)	No shares of Common Stock were purchased under open market transactions during the quarter. We will continue to evaluate future share purchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises. In addition, VF may purchase a small number of shares of Common Stock (8,900 purchased during the quarter) in connection with VF’s deferred savings plans. Also, in connection with Common Stock issuable in settlement of a participant’s performance-based restricted stock units under the Mid-Term Incentive Plan implemented under VF’s 1996 Stock Compensation Plan, VF must withhold the number of shares having an aggregate fair market value equal to any minimum statutory federal, state and local withholding or other tax that VF is required to withhold, unless the participant has made other arrangements to pay such amounts. There were no shares withheld under the Mid-Term Incentive Plan during the quarter.

Item 6 — Exhibits

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: August 11, 2009

By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)