Form 10-Q
period 2009-10-03
V F CORP
filed 2009-11-10
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On October 31, 2009, there were 110,989,503 shares of the registrant’s Common Stock outstanding.

VF CORPORATION
INDEX

Page No.
Part I — Financial Information

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Income: Three and nine months ended September 2009 and September 2008	3

Consolidated Balance Sheets: September 2009, December 2008 and September 2008	4

Consolidated Statements of Cash Flows: Nine months ended September 2009 and September 2008	5

Consolidated Statements of Stockholders’ Equity Year ended December 2008 and nine months ended September 2009	6

Notes to Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	34

Item 4 – Controls and Procedures	34

Part II — Other Information

Item 1 – Legal Proceeding	35

Item 1A – Risk Factors	35

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6 – Exhibits	35

Signatures	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2009	2008	2009	2008

Net Sales	$2,075,510	$2,185,825	$5,249,619	$5,669,503
Royalty Income	18,296	20,802	55,298	60,947

Total Revenues	2,093,806	2,206,627	5,304,917	5,730,450

Costs and Operating Expenses
Cost of goods sold	1,165,843	1,227,577	2,996,176	3,184,470
Marketing, administrative and general expenses	610,072	627,839	1,709,664	1,786,788

	1,775,915	1,855,416	4,705,840	4,971,258

Operating Income	317,891	351,211	599,077	759,192

Other Income (Expense)
Interest income	420	1,435	1,750	4,696
Interest expense	(21,325)	(24,310)	(65,159)	(69,516)
Miscellaneous, net	505	(1,677)	3,148	1,138

	(20,400)	(24,552)	(60,261)	(63,682)

Income Before Income Taxes	297,491	326,659	538,816	695,510

Income Taxes	79,430	92,608	145,343	208,495

Net Income	218,061	234,051	393,473	487,015

Net (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries	(141)	(176)	913	(130)

Net Income Attributable to VF Corporation	$217,920	$233,875	$394,386	$486,885

Earnings Per Share Attributable to VF Corporation
Basic	$1.97	$2.14	$3.57	$4.46
Diluted	1.94	2.10	3.54	4.37

Weighted Average Shares Outstanding
Basic	110,881	109,106	110,372	109,062
Diluted	112,145	111,258	111,471	111,379

Cash Dividends Per Common Share	$0.59	$0.58	$1.77	$1.74
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September	December	September
	2009	2008	2008
ASSETS

Current Assets
Cash and equivalents	$379,148	$381,844	$225,957
Accounts receivable, less allowance for doubtful accounts of:
Sept. 2009 — $61,930; Dec. 2008 — $48,163, Sept. 2008 — $59,403	1,102,878	851,282	1,313,919

Inventories:
Finished products	976,175	931,122	1,118,878
Work in process	71,778	87,543	90,878
Materials and supplies	123,198	133,230	132,086

	1,171,151	1,151,895	1,341,842

Other current assets	275,556	267,989	222,669

Total current assets	2,928,733	2,653,010	3,104,387

Property, Plant and Equipment	1,586,713	1,557,634	1,582,337
Less accumulated depreciation	956,633	914,907	920,760

	630,080	642,727	661,577

Intangible Assets	1,566,640	1,366,222	1,390,402

Goodwill	1,472,150	1,313,798	1,323,808

Other Assets	308,563	458,111	504,091

	$6,906,166	$6,433,868	$6,984,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$252,175	$53,580	$413,469
Current portion of long-term debt	203,147	3,322	3,427
Accounts payable	362,010	435,381	418,712
Accrued liabilities	537,725	519,899	577,716

Total current liabilities	1,355,057	1,012,182	1,413,324

Long-term Debt	939,143	1,141,546	1,142,170

Other Liabilities	754,398	722,895	565,928

Commitments and Contingencies

Stockholders’ Equity
Common stock, stated value $1; shares authorized, 300,000,000; shares outstanding: Sept. 2009 — 110,813,811; Dec. 2008 — 109,847,563; Sept. 2008 — 109,827,052	110,814	109,848	109,827
Additional paid-in capital	1,842,147	1,749,464	1,747,775
Accumulated other comprehensive income (loss)	(201,708)	(276,294)	78,268
Retained earnings	2,105,758	1,972,874	1,925,132
Noncontrolling interests in subsidiaries	557	1,353	1,841

Total stockholders’ equity	3,857,568	3,557,245	3,862,843

	$6,906,166	$6,433,868	$6,984,265

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September
	2009	2008
Operating Activities
Net income	$393,473	$487,015
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation	78,616	77,482
Amortization of intangible assets	29,953	29,781
Other amortization	12,346	9,862
Stock-based compensation	26,998	33,824
Pension funding over expense	(35,420)	(711)
Other, net	80,601	11,090
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(237,209)	(363,767)
Inventories	(1,945)	(193,485)
Other current assets	(1,635)	10,929
Accounts payable	(79,225)	(93,990)
Accrued compensation	17,128	(24,259)
Accrued income taxes	3,598	36,373
Accrued liabilities	3,594	52,588
Other assets and liabilities	(26,999)	(12,929)

Cash provided by operating activities of continuing operations	263,874	59,803

Cash used by discontinued operations	—	(1,002)

Cash provided by operating activities	263,874	58,801

Investing Activities
Capital expenditures	(57,746)	(88,319)
Business acquisitions, net of cash acquired	(207,219)	(93,377)
Software purchases	(9,349)	(7,349)
Sale of property, plant and equipment	6,050	5,851
Other, net	(1,875)	1,020

Cash used by investing activities	(270,139)	(182,174)

Financing Activities
Increase in short-term borrowings	196,799	281,340
Payments on long-term debt	(2,582)	(2,945)
Purchase of Common Stock	(52,988)	(149,729)
Cash dividends paid	(195,550)	(190,347)
Proceeds from issuance of Common Stock, net	47,418	63,450
Tax benefits of stock option exercises	4,648	22,246
Other, net	—	(305)

Cash provided (used) by financing activities	(2,255)	23,710

Effect of Foreign Currency Rate Changes on Cash	5,824	3,757

Net Change in Cash and Equivalents	(2,696)	(95,906)

Cash and Equivalents — Beginning of Year	381,844	321,863

Cash and Equivalents — End of Period	$379,148	$225,957

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests

Balance, December 2007	$109,798	$1,619,320	$61,495	$1,786,216	$1,726
Net income	—	—	—	602,748	99
Cash dividends on Common Stock	—	—	—	(255,235)	(750)
Purchase of treasury stock	(2,000)	—	—	(147,729)	—
Stock compensation plans, net	2,050	130,144	—	(13,126)	—
Foreign currency translation	—	—	(103,968)	—	278
Defined benefit pension plans	—	—	(227,016)	—	—
Derivative financial instruments	—	—	1,729	—	—
Marketable securities	—	—	(8,534)	—	—

Balance, December 2008	109,848	1,749,464	(276,294)	1,972,874	1,353
Net income (loss)	—	—	—	394,386	(913)
Cash dividends on Common Stock	—	—	—	(195,550)	—
Purchase of treasury stock	(750)	—	—	(52,238)	—
Stock compensation plans, net	1,716	92,683	—	(13,714)	—
Foreign currency translation	—	—	52,663	—	117
Defined benefit pension plans	—	—	29,870	—	—
Derivative financial instruments	—	—	(9,657)	—	—
Marketable securities	—	—	1,710	—	—

Balance, September 2009	$110,814	$1,842,147	$(201,708)	$2,105,758	$557

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A – Basis of Presentation
VF Corporation (and its subsidiaries, collectively known as “VF”) operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended September 2009, December 2008 and September 2008 relate to the fiscal periods ended on October 3, 2009, January 3, 2009 and September 27, 2008, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2008 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended September 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 2, 2010. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2008 (“2008 Form 10-K”).
Certain prior year amounts, none of which are material, have been reclassified to conform with the 2009 presentation.
Note B – Changes in Accounting Policies
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification™ (the “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. The ASC also recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) as authoritative GAAP for SEC registrants. The ASC, which became effective in the third quarter of 2009, supersedes all existing non-SEC accounting and reporting standards but does not change U.S. GAAP. Accordingly, references to standards issued prior to the codification have been replaced with a description of the applicable accounting guidance.
During the first quarter of 2009, VF adopted the FASB’s new accounting guidance on business combinations. The new guidance revises how business combinations are accounted for, both at the acquisition date and in subsequent periods. The new guidance changes the accounting model for a business acquisition from a cost allocation standard to recognition of the fair value of the assets and liabilities of the acquired business, regardless of whether a 100% or a lesser controlling interest is acquired.
During the first quarter of 2009, VF adopted the FASB’s new accounting guidance on noncontrolling interests in consolidated financial statements. The new guidance requires information about the entity as a whole, with separate information relating to the parent or controlling owners and to the noncontrolling (minority) interests, and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Upon adoption of the new guidance, the FASB requires retroactive treatment for the presentation and disclosure requirements, with all other requirements to be applied prospectively. Accordingly, for VF’s previously issued financial statements:
•	Noncontrolling interests in subsidiaries were reclassified from Other Liabilities to a separate component of Stockholders’ Equity.

•	Consolidated net income was adjusted to separately present net income attributable to noncontrolling interests.

•	Consolidated comprehensive income was adjusted to separately present comprehensive income attributable to noncontrolling interests.
During the first quarter of 2009, VF adopted new accounting guidance issued by the FASB for derivative instruments and hedging activities. The new guidance requires expanded disclosures related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. See Note N.
During the first quarter of 2009, VF adopted the FASB’s new accounting guidance for fair value measurements. The new guidance requires quarterly disclosures (rather than just annually) of the fair value of financial assets and liabilities. See Note M.
During the first quarter of 2009, VF adopted the FASB’s new accounting guidance on the determination of the useful life of intangible assets. The new guidance amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of an identified intangible asset and requires expanded disclosures related to the determination of intangible asset useful lives. See Note E.
During the second quarter of 2009, VF adopted the FASB’s new guidance on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. See Note P.
Note C – Acquisition
On March 11, 2009, VF completed the acquisition of Mo Industries Holdings, Inc. (“Mo Industries”), owner of the Splendid® and Ella Moss® brands of premium sportswear marketed to upscale department and specialty stores. This transaction resulted in VF acquiring the remaining two-thirds equity of Mo Industries for a purchase price of $160.8 million (consisting of $156.1 million of cash and $4.7 million of notes) and payment of $52.3 million of debt. In June 2008, VF had acquired one-third of the outstanding equity of Mo Industries for $77.4 million. The agreement included put/call rights to acquire the remaining equity during the first half of 2009 at a price based on the acquired company’s earnings. The initial investment was recorded in Other Assets and was accounted for using the equity method of accounting. The carrying value of the investment was $80.5 million at the time of the March 2009 acquisition, consisting of the initial cost of the investment, plus the equity in net income of the investment to the date of acquisition. In accordance with authoritative guidance, VF recognized a gain in the first quarter of $0.3 million from remeasuring its one-third interest in Mo Industries to fair value. The gain was included in Miscellaneous Income in VF’s Consolidated Statement of Income. Mo Industries is being reported as part of the Contemporary Brands Coalition.
The following table summarizes the amounts of tangible and intangible assets acquired and liabilities assumed (including the fair value of the prior one-third equity investment) that were recognized at the date of acquisition:

In thousands

Cash and equivalents	$5,244
Other tangible assets	18,234
Intangible assets — indefinite-lived	98,900
Intangible assets — amortizable	115,700
Goodwill	142,361

Total assets acquired	380,439

Current liabilities	7,384
Other liabilities, primarily deferred income taxes	79,038

Total liabilities assumed	86,422

Net assets acquired	294,017

Fair value of VF’s prior equity investment	80,854

Purchase of two-thirds equity interest	$213,163

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
Amounts of Mo Industries’ revenues and pretax earnings included in VF’s Consolidated Statements of Income for the third quarter were $20.0 million and $4.2 million and since the date of acquisition were $41.7 million and $8.5 million, respectively. Pro forma operating results for periods prior to the acquisition date are not provided because the acquisition was not material to VF’s results of operations. Acquisition expenses included in VF’s results of operations were not significant.
Note D – Sale of Accounts Receivable
During September 2009, VF entered into an agreement to sell selected trade accounts receivable, on a revolving basis, to a financial institution. This agreement covers the sale of up to $105.0 million of accounts receivable on a nonrecourse basis. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. Net proceeds of this accounts receivable sale program are recognized in the Statement of Consolidated Cash Flows as part of the change in accounts receivable in cash from operations. By the end of September, VF sold $57.6 million of accounts receivable at their stated value, and accordingly accounts receivable in the September 2009 Consolidated Balance Sheet was reduced by that amount. The funding fee charged by the financial institution for this program, which was not significant for the period ended September 2009, is recorded in Miscellaneous Expense. Proceeds from this transaction were contributed to our defined benefit pension plan to improve its funded status; see Note G.

Note E – Intangible Assets

		September 2009			December 2008
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
Dollars in thousands	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
Customer relationships	19 years	$444,210	$74,577	$369,633	$272,086
License agreements	24 years	180,263	40,725	139,538	145,389
Trademarks and other	7 years	17,868	10,470	7,398	9,240

Amortizable intangible assets, net				516,569	426,715

Indefinite-lived intangible assets:
Trademarks				1,050,071	939,507

Intangible assets, net				$1,566,640	$1,366,222

*	Amortization of customer relationships – accelerated methods; license agreements – accelerated and straight-line methods; trademarks and other – accelerated and straight-line methods.
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
Amortization expense of intangible assets for the third quarter and nine months of 2009 was $10.7 million and $30.0 million, respectively. Estimated amortization expense for the remainder of 2009 is $10.9 million and for the years 2010 through 2013 is $39.3 million, $36.5 million, $34.4 million and $32.9 million, respectively.

Note F – Goodwill

	Outdoor and				Contemporary
In thousands	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
Balance, December 2008	$554,710	$235,818	$56,703	$215,767	$250,800	$1,313,798
2009 acquisition	—	—	—	—	142,361	142,361
Adjustments to purchase price allocation	—	—	—	—	(3,454)	(3,454)
Adjustment to contingent consideration	(189)	—	—	—	—	(189)
Currency translation	12,965	3,879	—	—	2,790	19,634

Balance, September 2009	$567,486	$239,697	$56,703	$215,767	$392,497	$1,472,150

Note G – Pension Plans
VF’s net periodic pension cost contained the following components:

	Three Months		Nine Months
	Ended September		Ended September
In thousands	2009	2008	2009	2008
Service cost – benefits earned during the year	$3,726	$4,162	$11,178	$12,486
Interest cost on projected benefit obligations	17,950	17,276	53,850	51,828
Expected return on plan assets	(13,379)	(20,840)	(40,137)	(62,520)
Settlement loss	—	3,242	—	3,242
Amortization of:
Actuarial losses	15,131	254	45,393	1,180
Prior service costs	1,067	673	3,201	2,019

Net periodic pension cost	$24,495	$4,767	$73,485	$8,235

Prior service costs	1,067	673	3,201	2,019
In September 2009, VF made a $100.0 million contribution to improve the funded status of its qualified pension plan. Also during the first nine months of 2009, VF made contributions totaling $8.9 million to pay benefits under VF’s Supplemental Executive Retirement Plan (“SERP”). VF currently anticipates making an additional $0.9 million of contributions to pay benefits under the SERP during the remainder of 2009.
Note H – Business Segment Information
For internal management and reporting purposes, VF’s businesses are grouped principally by product categories, and by brands within those product categories. These groupings of businesses are referred to as “coalitions.” These coalitions are the basis for VF’s five reportable segments. Financial information for

VF’s reportable segments is as follows:

	Three Months		Nine Months
	Ended September		Ended September
In thousands	2009	2008	2009	2008
Coalition revenues:
Outdoor and Action Sports	$904,625	$906,608	$2,021,095	$2,066,351
Jeanswear	664,801	743,180	1,877,605	2,101,635
Imagewear	221,246	260,099	643,203	748,384
Sportswear	149,050	143,672	356,935	398,256
Contemporary Brands	124,009	120,550	328,611	329,991
Other	30,075	32,518	77,468	85,833

Total coalition revenues	$2,093,806	$2,206,627	$5,304,917	$5,730,450

Coalition profit:
Outdoor and Action Sports	$209,051	$188,621	$364,310	$352,762
Jeanswear	110,782	122,868	266,699	323,499
Imagewear	19,521	40,757	61,476	104,529
Sportswear	23,576	15,491	35,003	32,078
Contemporary Brands	7,503	12,695	23,946	40,011
Other	912	(994)	283	(3,008)

Total coalition profit	371,345	379,438	751,717	849,871

Corporate and other expenses	(52,949)	(29,904)	(149,492)	(89,541)
Interest, net	(20,905)	(22,875)	(63,409)	(64,820)

Income before income taxes	$297,491	$326,659	$538,816	$695,510

Operating results of the John Varvatos business unit for 2008 have been reclassified from the Sportswear Coalition to the Contemporary Brands Coalition consistent with a change in internal management beginning in 2009.
Defined benefit pension plans in the United States are centrally managed. Coalition Profit includes only the current year service cost component of pension cost. Other components of pension cost totaling $20.8 million for the three months ended September 2009 and $62.3 million for the nine months ended September 2009, primarily representing amortization of deferred actuarial losses, are recorded in Corporate and Other Expenses. These components of pension cost recorded in Corporate and Other were not significant in the prior year.
Note I — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired. There were 13,162,657 treasury shares at September 2009, 12,198,054 at December 2008 and 12,198,054 at September 2008. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 256,221 shares of VF Common Stock at September 2009, 261,092 shares at December 2008, and 242,964 shares at September 2008 were held in connection with deferred compensation plans. These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $11.5 million, $10.8 million and $9.6 million at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value, of which none are outstanding.
Other comprehensive income consists of changes in assets and liabilities that are not included in Net Income under GAAP but are instead reported within a separate component of Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months		Nine Months
	Ended September		Ended September
In thousands	2009	2008	2009	2008
Net income	$218,061	$234,051	$393,473	$487,015

Other comprehensive income:
Foreign currency translation
Amount arising during the period	53,258	(99,412)	68,481	(4,923)
Less income tax effect	(10,452)	22,427	(15,818)	(1,955)
Reclassification to net income during the period	—	—	—	(1,522)
Less income tax effect	—	—	—	533
Defined benefit pension plans
Amortization of deferred actuarial loss	15,131	254	45,393	1,180
Amortization of prior service cost	1,067	673	3,201	2,019
Settlement charge	—	3,242	—	3,242
Adjustment of funded status	—	—	—	25,950
Less income tax effect	(6,242)	(1,599)	(18,724)	(12,418)
Unrealized gains (losses) on derivative financial instruments
Amount arising during the period	(13,583)	10,272	(14,859)	982
Less income tax effect	5,233	(3,939)	5,725	(376)
Reclassification to net income during the period	4,997	3,270	(850)	17,733
Less income tax effect	(1,924)	(1,253)	327	(6,799)
Unrealized gains (losses) on marketable securities
Amount arising during the period	478	(2,120)	1,710	(6,873)

Other comprehensive income	47,963	(68,185)	74,586	16,773

Comprehensive income	266,024	165,866	468,059	503,788

Comprehensive income attributable to noncontrolling interests	(216)	(261)	796	(265)

Comprehensive income attributable to VF Corporation	$265,808	$165,605	$468,855	$503,523

Accumulated Other Comprehensive Income (Loss) for 2009 is summarized as follows:

	Foreign	Defined	Derivative
	Currency	Benefit	Financial	Marketable
In thousands	Translation	Pension Plans	Instruments	Securities	Total
Balance, December 2008	$22,203	$(290,991)	$(6,690)	$(816)	$(276,294)
Other comprehensive income (loss)	52,663	29,870	(9,657)	1,710	74,586

Balance, September 2009	$74,866	$(261,121)	$(16,347)	$894	$(201,708)

Note J – Stock-based Compensation
During the first nine months of 2009, VF granted options for 1,358,045 shares of Common Stock at a weighted average exercise price of $53.67, equal to the fair market value of VF Common Stock on the date of grant. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model for employee groups having similar exercise behaviors, with the following assumptions: expected volatility ranging from 48% to 33%, with a weighted average of 38%; expected term of 4.9 to 7.4 years; expected dividend yield of 3.5%; and risk-free interest rate ranging from 0.5% at six months to 2.9% at 10 years. The resulting weighted average fair value of these options at the date of grant was $15.39 per option.
Also during the first nine months of 2009, VF granted 378,908 performance-based restricted stock units. Participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares that will be earned, if any, will be based on VF’s performance over that period. The weighted average grant date fair value of the restricted stock units was $57.42 per unit. In addition, VF granted 10,000 restricted stock units at a fair value of $57.38 per share. These units will vest in 2014, assuming continuation of employment by the grantees to that date.
Note K – Income Taxes
The effective income tax rate was 27.0% for the first nine months of 2009, compared with 30.0% in the comparable period of 2008. The lower rate in 2009 was due to a higher percentage of income and, in some cases, reduced tax rates outside the United States. The effective tax rate for the full year 2008 was 28.9%, which included the favorable impact from expiration of statutes of limitations in locations where tax contingencies were recorded in prior years, tax audit settlements and updated assessments of previously accrued amounts.
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

The amount of unrecognized tax benefits increased by $4.2 million during the third quarter and nine month periods of 2009 primarily related to tax positions taken in prior years’ tax returns. During the next 12 months, management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by approximately $18 million due to settlements of audits and expiration of statutes of limitations in locations where tax contingencies had been recorded for open tax years, which includes $12 million that would reduce income tax expense.
Note L – Earnings Per Share

	Three Months		Nine Months
	Ended September		Ended September
In thousands, except per share amount	2009	2008	2009	2008
Earnings per share – basic:
Net income attributable to VF Corporation common stockholders	$217,920	$233,875	$394,386	$486,885

Weighted average Common Stock outstanding	110,881	109,106	110,372	109,062

Earnings per share attributable to VF Corporation common stockholders	$1.97	$2.14	$3.57	$4.46

Earnings per share – diluted:
Net income attributable to VF Corporation common stockholders	$217,920	$233,875	$394,386	$486,885

Weighted average Common Stock outstanding	110,881	109,106	110,372	109,062
Stock options and other dilutive securities	1,264	2,152	1,099	2,317

Weighted average Common Stock and dilutive securities outstanding	112,145	111,258	111,471	111,379

Earnings per share attributable to VF Corporation common stockholders	$1.94	$2.10	$3.54	$4.37

Outstanding options to purchase 2.7 million shares and 4.6 million shares of Common Stock for the three and nine months ended September 2009, respectively, and outstanding options to purchase 1.4 million shares for the three and nine months ended September 2008, were excluded from the computations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, 0.6 million restricted stock units for the three months and nine months ended September 2009 and 0.5 million restricted stock units for the comparable periods of the prior year were excluded from the computation of diluted earnings per share because they are subject to performance-based vesting conditions that had not been achieved by the end of those periods.

Note M – Fair Value Measurements
Fair value is defined in the accounting standards as the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards establish a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:
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
The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis at the dates indicated:

		Fair Value Measurement Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
In thousands	Value	(Level 1)	(Level 2)	(Level 3)
September 2009
Financial assets:
Cash equivalents	$208,408	$208,408	$—	$—
Derivative instruments	6,554	—	6,554	—
Investment securities	174,089	134,435	39,654	—

Financial liabilities:
Derivative instruments	25,574	—	25,574	—
Deferred compensation	193,276	—	193,276	—

December 2008
Financial assets:
Cash equivalents	$156,900	$156,900	$—	$—
Derivative instruments	13,529	—	13,529	—
Investment securities	157,651	114,778	42,873	—

Financial liabilities:
Derivative instruments	38,474	—	38,474	—
Deferred compensation	176,394	—	176,394	—

For the above financial assets and financial liabilities measured at fair value, cash equivalents represent funds held in institutional money market funds and time deposits at commercial banks. Derivative instruments represent unrealized gains or losses on foreign currency forward exchange contracts, which are the differences between (i) the functional currency to be received or paid at the contracts’ settlement date and (ii) the functional currency value of the foreign currency to be sold or purchased at the current forward exchange rate. Investment securities, consisting primarily of mutual funds (classified as Level 1) and a separately managed fixed income fund (classified as Level 2), are purchased to offset a substantial portion of participant-directed investment selections representing underlying liabilities to participants in VF’s deferred compensation plans. Liabilities under deferred compensation plans are recorded at amounts payable to participants, based on the fair value of participant-directed investment selections.
The carrying value of other financial assets and financial liabilities is their cost, which may differ from fair value. At September 2009 and December 2008, the carrying value of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At September 2009 and December 2008, the carrying value of VF’s long-term debt, including the current portion, was $1,142.3 million and $1,144.9 million, respectively, compared with fair value of $1,208.4 million and $1,027.4 million at those dates. Fair value for long-term debt was estimated based on quoted market prices or values of comparable borrowings.
Note N – Derivative Financial Instruments and Hedging Activities
VF is exposed to risks in its ongoing business operations. Some of these risks are managed by using derivative financial instruments. Derivative financial instruments are contracts whose value is based on, or “derived” from, changes in the value of an underlying currency exchange rate, interest rate or other financial asset or index.
VF conducts business in many foreign countries and therefore is subject to movements in foreign currency exchange rates. Exchange rate fluctuations can have a significant effect on the translated U.S. dollar value of operating results and net assets denominated in foreign currencies. VF does not attempt to manage translation risk but does use derivative contracts to manage the exchange rate risk of specified cash flows or transactions denominated in various foreign currencies. VF manages exchange rate risk on a consolidated basis, which allows exposures to be netted. Use of derivative financial instruments allows VF to reduce the overall exposure to risks in its cash flows and earnings, since gains and losses in the value of the derivative contracts offset losses and gains in the value of the underlying hedged exposures. In addition, in prior years VF had used derivatives in limited instances to hedge interest rate risk.
     Accounting for derivative instruments – All derivative instruments are recognized as either assets or liabilities at their fair value. The accounting for changes in the fair value (i.e., gains and losses) of derivative instruments depends on whether a derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The criteria used to determine if a derivative instrument qualifies for hedge accounting treatment are (i) whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and (ii) whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure. A qualifying derivative is designated for accounting purposes, based on the nature of the hedging relationship, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign business. VF’s hedging practices and related accounting policies are described in separate sections below. VF considers its foreign businesses to be long-term investments and, accordingly, does not hedge those net investments. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the statements of cash flows in the same category as the items being hedged.

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
     Summary of derivative instruments – All of VF’s derivative instruments meet the criteria for hedge accounting at the inception of the hedging relationship. However, derivative instruments that are cash flow hedges of forecasted cash receipts are dedesignated as hedges near the end of their term. Accordingly, those instruments do not qualify for hedge accounting after the date of dedesignation. Total notional amounts of outstanding derivative contracts at September 2009 and December 2008 were $889 million and $628 million, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Mexican peso and Canadian dollar. Derivative contracts, consisting of forward exchange contracts, have maturities ranging from one month to 18 months. Amounts of outstanding derivatives in the following table are presented on an individual contract basis:

	Fair Value of Derivatives		Fair Value of Derivatives
	with Unrealized Gains		with Unrealized Losses
	September	December	September	December
In thousands	2009	2008	2009	2008
Foreign exchange contracts designated as hedging instruments	$6,038	$13,529	$27,303	$38,474

Foreign exchange contracts not designated as hedging instruments	2,309	—	64	—

Total derivatives	$8,347	$13,529	$27,367	$38,474

The amounts above have been aggregated by counterparty for presentation in our Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	September 2009	December 2008
Other current assets	$6,322	$1,089
Other assets (noncurrent)	232	—
Accrued current liabilities	24,591	26,034
Other liabilities (noncurrent)	983	—
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
Following is a summary of the effects of fair value hedging relationships included in VF’s Consolidated Statements of Income:
In thousands

Location
	of Gain	Gain (Loss) on			Location of	Gain (Loss) on Related
	(Loss) on	Derivatives Recognized		Hedged Items	Gain (Loss)	Hedged Items Recognized
Fair Value	Derivatives	in Income for Periods		In Fair Value	Recognized	in Income for Periods
Hedging	Recognized	Ended September 2009		Hedge	on Related	Ended September 2009
Relationships	in Income	Three Months	Nine Months	Relationships	Hedged Items	Three Months	Nine Months
Foreign exchange	Miscellaneous Income (Expense)	$(5,564)	$2,540	Advances – intercompany	Miscellaneous Income (Expense)	$5,456	$(3,343)
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
Following is a summary of the effects of cash flow hedging relationships included in VF’s Consolidated Statements of Income:

In thousands

				Gain (Loss) Reclassified
	Gain (Loss) on Derivatives		Location of Gain	from Accumulated
Cash Flow	Recognized in OCI for		(Loss) Reclassified	OCI into Income for
Hedging	Periods Ended September 2009		from Accumulated	Periods Ended September 2009
Relationships	Three Months	Nine Months	OCI into Income	Three Months	Nine Months
Foreign exchange	$(13,583)	$(14,859)	Net sales	$2,322	$2,245
			Cost of goods sold	(6,208)	(1,215)
			Royalty revenues – intercompany	(1,010)	(267)

Interest rate	—	—	Interest expense	29	87

Total	$(13,583)	$(14,859)		$(4,867)	$850

Amounts recognized in earnings in the three and nine months ended September 2009 for the ineffective portion of cash flow hedging relationships were not significant.
At September 2009, Accumulated Other Comprehensive Income (Loss) included $26.8 million of net deferred pretax losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. Actual amounts to be reclassified to earnings will depend on exchange rates when currently outstanding derivative contracts are settled.
In addition, in 2003 VF entered into an interest rate swap derivative contract to hedge the interest rate risk for issuance of long-term debt due in 2033. The contract was terminated concurrent with the issuance of the debt, with the realized gain deferred in Accumulated Other Comprehensive Income (Loss). The remaining pretax gain of $2.8 million at September 2009, deferred in Accumulated Other Comprehensive Income (Loss), will be reclassified into earnings over the remaining term of the debt.
     Derivative contracts not designated as hedges — As noted in the preceding section, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the forecasted sale is recognized, and accordingly, hedge accounting is not applied after the date of dedesignation. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During this period that hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized directly in earnings. For the three and nine months ended September 2009, VF recorded net losses of $1.4 million and $1.5 million, respectively, in Miscellaneous Income (Expense) for derivatives not designated as hedging instruments, effectively offsetting the net remeasurement gains on the related accounts receivable.
Note O – Recently Issued Accounting Standards
In March 2009, the FASB issued new accounting guidance on employers’ disclosures for postretirement benefit plan assets. The new guidance expands disclosure requirements to provide information about an employer’s defined benefit pension plans, including the major categories and fair values of plan assets, investment policies and strategies, and significant concentrations of credit risk. This new guidance, effective for VF’s 2009 fiscal year, is not expected to have a significant effect on VF’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on the accounting for transfers of financial assets. This amends the accounting guidance for determining whether a transfer of financial assets is a sale or a secured borrowing and expands the related disclosure requirements. The guidance, effective for VF’s 2010 fiscal year, is not expected to have a significant effect on VF’s consolidated financial statements.
Other new pronouncements issued but not effective until after September 2009 are not expected to have a significant effect on VF’s consolidated financial position, results of operations or disclosures.
Note P – Subsequent Events
VF’s Board of Directors declared a quarterly cash dividend of $0.60 per share, payable on December 18, 2009 to shareholders of record on December 8, 2009.
Management has evaluated subsequent events through November 10, 2009, the date of issuance of the financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          Impact of the Current Global Economic Environment
Our third quarter and nine month performance was negatively impacted by the deep global recessionary environment and its impact on consumer spending. While there were improvements in consumer spending in the third quarter and other signs of stability, we expect difficult economic conditions to continue throughout 2009.
          Highlights of the Third Quarter of 2009
•	Although global volatility and challenging economic conditions have affected our businesses, available data indicates that each of our largest brands – Wrangler®, The North Face®, Lee® and Vans®, which combined account for over 60% of our total annual revenues – gained market share in most markets driven by new product innovation. See the “Information by Business Segment” section below.

•	Revenues decreased 5% from the prior year quarter to $2,093.8 million, with 2% of the decrease resulting from the effects of foreign currency translation.

•	Our business in Asia continues to grow rapidly, with revenues up 32% in the quarter.

•	Our direct-to-consumer business grew 6% in the quarter, driven by higher sales and new store openings for our Vans®, The North Face®, 7 for All Mankind® and Napapijri® brands. At September 2009, we had 733 VF-operated retail stores.

•	Earnings per share declined to $1.94 from $2.10 in the prior year quarter, with higher pension expense and foreign currency translation negatively impacting third quarter 2009 earnings by $0.17 per share. The third quarter of 2008 also included a net benefit of $0.07 from unusual items, primarily one-time tax benefits partially offset by restructuring charges. (All per share amounts are presented on a diluted basis.)

•	Our balance sheet remains strong with a debt to total capital ratio of 26.6% and a net debt to total capital ratio of 20.8%. VF has over $1.1 billion of available liquidity under committed bank credit lines and no long-term debt payments due until late 2010.

•	Inventories at September 2009 declined 13% from the prior year quarter, reflecting our aggressive management of inventory levels in a difficult economic environment.

•	In October 2009, the Board of Directors declared a quarterly cash dividend of $0.60 per share, an increase of $0.01 per share.

•	We repurchased 750,000 shares of our Common Stock in the third quarter, utilizing our operating cash flow, and plan to repurchase an additional 750,000 shares in the fourth quarter.

Analysis of Results of Operations
     Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2008:

	Third Quarter	Nine Months
	2009	2009
	Compared	Compared
(In millions)	with 2008	with 2008
Total revenues - 2008	$2,207	$5,730
Impact of foreign currency translation	(50)	(183)
Organic growth	(86)	(300)
Acquisition in prior year (to anniversary date)	3	16
Acquisition in current year	20	42

Total revenues - 2009	$2,094	$5,305

The decrease in Total Revenues in the third quarter and first nine months of 2009 was due to challenging global economic conditions, resulting in unit volume declines, and volatility in foreign currency exchange rates that negatively impacted comparisons with both prior year periods – see the “Information by Business Segment” section below. The acquisition in the current year was Mo Industries Holdings, Inc. (“Mo Industries”), acquired in March 2009. See Note C to the Consolidated Financial Statements.
During the third quarter and first nine months of 2009, approximately 33% and 31%, respectively, of Total Revenues were in international markets. Accordingly, our reported results are subject to both the translation and the transactional impact of changes in foreign currency exchange rates from period-to-period. Foreign currency translation effects result from translating a foreign entity’s financial statements from its functional currency into U.S. dollars, VF’s reporting currency. In translating foreign currencies into the U.S. dollar, a stronger U.S. dollar in relation to the functional currencies where VF conducts its international business (primarily the European euro countries) negatively impacted revenue comparisons by $50 million in the third quarter of 2009 and $183 million in the first nine months of 2009, compared with the 2008 periods. The weighted average translation rate for the euro was $1.38 per euro for the first nine months of 2009, compared with $1.50 during the first nine months of 2008. If the U.S. dollar remains at the exchange rate at the end of the third quarter ($1.46 per euro), reported revenues for the fourth quarter of 2009 will be positively impacted compared with 2008.
Foreign currency transaction effects result from the change in exchange rates on transactions denominated in currencies other than the functional currency of a foreign subsidiary. These impacts are operational in nature, impacting profit margins as well as U.S. dollars eventually reported. In our case, the most significant transaction impact arises within our European businesses and specifically from buying inventories in euros and selling them in non-euro denominated currencies such as the local currency in the United Kingdom, Eastern Europe, Russia and Turkey. Historically, euro and non-euro currencies of these European businesses have moved mostly in tandem, and accordingly the impact of currency rate movements within these businesses had been minimal. However, the volatile currency environment in late 2008 and the first quarter of 2009 resulted in inconsistent relationships between euro and non-euro currencies, thus resulting in a considerable impact on profits and profit margins in these foreign businesses. Over time, these inconsistencies are expected to stabilize or will be compensated for through adjustments of selling prices or changes in product sourcing strategies. However, when these currency rate movements are as extreme as they were in late 2008 and early 2009, it is not practical to fully offset their impact in a short period.

The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Three Months		Nine Months
	Ended September		Ended September
	2009	2008	2009	2008
Gross margin (total revenues less cost of goods sold)	44.3%	44.4%	43.5%	44.4%

Marketing, administrative and general expenses	29.1	28.5	32.2	31.2

Operating income	15.2%	15.9%	11.3%	13.2%

The gross margin percentage in the third quarter of 2009 remained consistent with the 2008 quarter. The gross margin percentage declined 0.9% in the first nine months of 2009 compared with the comparable period in 2008. This decline reflected the negative impact from transaction effects of foreign currency movements discussed above, especially earlier in the period, and the challenging retail environment that resulted in higher discounting and, accordingly, lower gross margin rates.
Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 0.6% in the third quarter of 2009. The third quarter of 2009 ratio included an increase of 0.9% from the higher expense of our defined benefit pension plans and 0.3% from the growth of our direct-to-consumer business, which has higher expense ratios than our wholesale business. Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 1.0% in the first nine months of 2009 over the comparable period in the prior year. The increase in the 2009 period included an impact of 1.2% from higher pension expense and 0.5% due to growth in our direct-to-consumer business. The increases from pension and direct-to-consumer noted above for both the third quarter and first nine months of 2009 were partially offset by the benefit of cost reduction actions taken in late 2008.
Interest income decreased $1.0 million in the third quarter of 2009 and $2.9 million in the first nine months of 2009 from the comparable periods in 2008 due primarily to lower interest rates. Interest expense decreased $3.0 million in the third quarter of 2009 and $4.4 million in the first nine months of 2009 from the comparable periods in 2008 due primarily to lower short-term interest rates. Average interest-bearing debt outstanding totaled $1,410 million for the first nine months of 2009 and $1,450 million for the comparable period of 2008. The weighted average interest rate on total outstanding debt was 6.0% for the first nine months of 2009 and 6.2% for the comparable period of 2008.
The effective income tax rate was 26.7% for the third quarter of 2009 and 27.0% for the first nine months of 2009, compared with 28.3% in the third quarter of 2008 and 30.0% for the first nine months of 2008. The lower rates in the 2009 periods were due primarily to a higher percentage of income in international jurisdictions, where effective tax rates are substantially lower. Income tax rates for the third quarter and nine month periods are based on the expected annual rate, adjusted for discrete events arising during the period.
Net Income Attributable to VF Corporation for the third quarter of 2009 decreased to $217.9 million, compared with $233.9 million in the 2008 quarter. Earnings Per Share Attributable to VF Corporation decreased to $1.94 per share from $2.10 per share. Net Income Attributable to VF Corporation for the first nine months of 2009 decreased to $394.4 million, compared with $486.9 million in the first nine months of

2008. Earnings per share for the first nine months of 2009 decreased to $3.54 per share from $4.37 per share. The third quarter and first nine months of 2009 were negatively impacted by (i) $0.11 and $0.36, respectively, due to the higher pension expense of our defined benefit pension plans and (ii) $0.06 and $0.19, respectively, from the impact of translating foreign currencies into a stronger U.S. dollar. The third quarter and first nine months of 2008 included a net benefit of $0.07 from unusual items, primarily one-time tax benefits partially offset by restructuring charges.
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
The following tables present a summary of the changes in our Total Revenues by coalition for the third quarter and first nine months of 2009:

	Third Quarter
	Outdoor and				Contemporary
(In millions)	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Total revenues - 2008	$907	$743	$260	$144	$121	$32
Impact of foreign currency translation	(26)	(23)	—	—	(1)	—
Organic growth	24	(58)	(39)	5	(16)	(2)
Acquisition in prior year (to anniversary date)	—	3	—	—	—	—
Acquisition in current year	—	—	—	—	20	—

Total revenues - 2009	$905	$665	$221	$149	$124	$30

	Nine Months
	Outdoor and				Contemporary
(In millions)	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Total revenues - 2008	$2,066	$2,102	$748	$398	$330	$86
Impact of foreign currency translation	(93)	(85)	—	—	(5)	—
Organic growth	48	(155)	(105)	(41)	(38)	(9)
Acquisition in prior year (to anniversary date)	—	16	—	—	—	—
Acquisition in current year	—	—	—	—	42	—

Total revenues - 2009	$2,021	$1,878	$643	$357	$329	$77

The following tables present a summary of the changes in our Coalition Profit by coalition for the third quarter and first nine months of 2009:

	Third Quarter
	Outdoor and				Contemporary
(In millions)	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition profit - 2008	$189	$123	$41	$15	$13	$(2)
Impact of foreign currency translation	(6)	(3)	—	—	—	—
Other	26	(9)	(21)	9	(5)	1

Coalition profit - 2009	$209	$111	$20	$24	$8	$(1)

	Nine Months
	Outdoor and				Contemporary
(In millions)	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition profit - 2008	$353	$323	$105	$32	$40	$(3)
Impact of foreign currency translation	(18)	(6)	—	—	(2)	—
Other	29	(50)	(44)	3	(14)	4

Coalition profit - 2009	$364	$267	$61	$35	$24	$1

Note that the constant currency references below for Coalition Revenues are addressed by the “Non-GAAP Financial Information” section later in Item 2.
     Outdoor and Action Sports:
Reported revenues in our Outdoor and Action Sports businesses for the third quarter of 2009 were flat with the 2008 quarter. Revenues on a constant currency basis for the 2009 quarter increased by 3% over the third quarter of 2008. Reported global revenues of the two largest brands in this Coalition, The North Face® and Vans®, increased by 7% and 3%, respectively, during the quarter. In addition, Coalition Revenues in Asia grew significantly in the 2009 quarter, increasing by more than 50%. These increases were offset by revenue declines in other businesses in the Outdoor and Action Sports Coalition and the impact of foreign currency translation. However, the Coalition’s direct-to-consumer revenues increased 17% in the third quarter of 2009 over the prior year period, with double-digit growth in our The North Face®, Vans® and Napapijri® brand retail businesses. Coalition direct-to-consumer revenues represented 17% of total Coalition Revenues. In the 2009 quarter, we continued to open new retail stores and expand our e-commerce business within this Coalition. Wholesale revenues of this Coalition dropped 3% in the 2009 quarter compared with the third quarter of 2008.
Revenues in our Outdoor and Actions Sports businesses increased 2% in the first nine months of 2009 on a constant currency basis compared with the first nine months of 2008, while reported revenues declined 2%. Global revenues increased for both The North Face® and Vans® brands, with each brand growing revenues both domestically and internationally. In addition, Coalition Revenues increased 50% in Asia in the first nine months of 2009. These increases were offset by revenue declines in other businesses in the Outdoor and Action Sports Coalition and the impact of foreign currency translation. Direct-to-consumer revenues of this

Coalition increased 16% in the first nine months of 2009 compared with 2008, offset by a 6% decline in wholesale revenues.
Operating margins increased to a record 23.1% in the third quarter of 2009 from 20.8% in the prior year period. The increase in the 2009 quarter resulted from lower selling, general and administrative spending and improved gross margin rates. These increases were partially offset by continuing investments to expand our direct-to-consumer business.
Operating margins increased to 18.0% in the first nine months of 2009 from 17.1% in the first nine months of 2008. This increase resulted from the same factors driving the higher operating margins for the 2009 quarter discussed above.
     Jeanswear:
Jeanswear Coalition revenues declined 7% in the 2009 quarter on a constant currency basis. On a reported basis, Coalition Revenues declined 11%. Revenue comparisons improved significantly in the third quarter versus the second quarter of 2009, when reported revenues declined 16% from the prior year period. Domestic jeanswear revenues were 6% lower in the 2009 quarter due primarily to a reduction in noncore Riders® brand plus size and seasonal programs and a loss of volume from customers who filed for bankruptcy in 2008. Despite these reductions, we believe that we are gaining share in our Wrangler® men’s, Lee® men’s and women’s, and core Riders® women’s businesses driven by the success of new product innovations. In international markets, jeanswear revenues declined 19%, with approximately one-half of the decline due to the effect of foreign currency translation and the remainder due to recessionary conditions, especially in Eastern Europe, and the decision earlier this year to exit our mass market jeans business in Europe. These declines were partially offset by a 17% increase in jeanswear revenues in Asia.
Revenues in our jeanswear businesses decreased 7% in the first nine months of 2009 on a constant currency basis compared with the first nine months of 2008, while reported revenues declined 11%. Domestic revenues were down 5% in the first nine months of 2009 from the prior year period due to the difficult retail environment and other factors discussed above. International jeanswear revenues decreased 21% in the nine month period, with the foreign currency translation impact contributing over one-half of the decline and the remainder primarily due to recessionary conditions in Europe. Jeanswear revenues in Asia increased 14% in the first nine months of 2009 over the prior year period.
Operating margins increased from 16.5% in the third quarter of 2008 to 16.7% in the current quarter. The 2008 quarter included actions taken to improve our cost structure that negatively impacted operating margins by 0.3%. Gross margin rates improved for our domestic jeanswear businesses in the third quarter of 2009, but declined in our international jeanswear businesses due to a change in the mix of products sold.
Operating margins decreased from 15.4% in the first nine months of 2008 to 14.2% in the first nine months of 2009. The decline was due to (i) foreign currency transaction effects in our European businesses, primarily in the first quarter of 2009, and (ii) higher distressed inventory provisions in our European businesses, partially offset by the benefits of the cost reduction actions taken in the prior year.
     Imagewear:
Coalition Revenues declined 15% in the third quarter of 2009, with comparable declines in both our occupational apparel businesses and licensed sports businesses. Due to rising unemployment, uniform demand in all sectors except health care and government has declined significantly. The increase in unemployment has been most pronounced in the manufacturing and petrochemical sectors, which are serviced by our industrial and protective apparel businesses. Revenue declines in our licensed sports businesses were driven by lower attendance at sporting events as well as the overall weak retail environment, which has particularly impacted discretionary spending for products like team sports apparel. Coalition

Revenues declined 14% in the first nine months of 2009, compared with the first nine months of 2008 due to the unemployment and retail environment factors mentioned above.
Operating margins declined from 15.7% in the third quarter of 2008 to 8.8% in the current quarter and from 14.0% in the first nine months of 2008 to 9.6% for the first nine months of 2009. Operating margin declines in our licensed sports businesses were due to the economic factors negatively impacting product pricing and revenue declines without comparable expense reduction. In addition, operating margins declined in both 2009 periods due to revenue decreases in our industrial and protective businesses, which historically have had higher profitability than the Coalition average.
     Sportswear:
Revenues in our Sportswear Coalition, which includes our Nautica® brand and Kipling® brand in North America, increased 4% in the 2009 quarter. The 2009 quarter benefited from a slight shift in Nautica® brand wholesale shipments from the fourth quarter to the third quarter. Sportswear Coalition Revenues declined 10% in the first nine months of 2009 compared with the comparable period in the prior year. This decrease reflected the continuation of very challenging department and outlet store trends, especially affecting Nautica® brand revenues.
Operating margins increased from 10.8% in the third quarter of 2008 to 15.8% in the current quarter and from 8.1% in the first nine months of 2008 to 9.8% for the first nine months of 2009. These increases resulted from aggressive cost and inventory reduction actions. The shift in wholesale shipments discussed above also contributed favorably to our operating margin for the third quarter of 2009.
     Contemporary Brands:
Revenues of our Contemporary Brands Coalition, which consists of the 7 For All Mankind®, lucy®, John Varvatos®, Splendid® and Ella Moss® brands rose 3% in the third quarter of 2009 (or 4% on a constant currency basis) due to the acquisition of the Splendid® and Ella Moss® brands, which contributed $20.0 million to revenues in the quarter. Conditions in U.S. upper tier department and specialty stores continue to be particularly challenging. Also, revenues were negatively impacted by higher than anticipated inventory reductions by our retail customers. The 7 for All Mankind® global brand revenues declined 12% in the quarter. U.S. wholesale declines, including a planned reduction in off-price channel business, were partially offset by double-digit percentage growth in our direct-to-consumer and Asia businesses. We continued to expand the brand’s reach with 13 domestic retail store openings in the first nine months of 2009. Coalition Revenues for the first nine months of 2009 were flat compared with the prior year period. The acquisition of the Splendid® and Ella Moss® brands contributed $41.7 million to revenues in the first nine months of 2009, which was offset primarily by the decline in 7 for All Mankind® brand revenues mentioned above.
Operating margins declined from 10.5% in the third quarter of 2008 to 6.0% in the current quarter and from 12.1% in the first nine months of 2008 to 7.3% for the first nine months of 2009. Operating margins in both 2009 periods were negatively impacted by volume declines in the 7 For All Mankind® wholesale business, increased retail investments across the Coalition and higher operating losses in our lucy® and John Varvatos® businesses. In addition, the 2008 periods for the Coalition included a charge related to a value-added tax and duty matter that negatively impacted operating margins by 6.2% in the third quarter of 2008 and 2.2% for the first nine months of 2008.
     Other:
The Other business segment includes the VF Outlet business unit, which sells a broad selection of excess quantities of VF products and other branded products. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products sold in these outlet stores are reported in this business segment.

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
Corporate and Other Expenses consists of corporate headquarters’ costs that are not allocated to the coalitions and other expenses related to but not allocated to the coalitions for internal management reporting. These expenses include defined benefit pension plan cost other than service cost, development costs for management information systems, costs of maintaining and enforcing certain VF trademarks and miscellaneous consolidating adjustments.
The increase in Corporate and Other Expenses in 2009 resulted from higher defined benefit pension plan costs. Pension plans in the United States are centrally managed. Coalition Profit in the business units includes only the current year service cost component of pension cost. Other components of pension cost totaling $20.8 million for the September 2009 quarter and $62.3 million for the first nine months of 2009, primarily representing amortization of deferred actuarial losses, were recorded in Corporate and Other Expenses; such costs were not significant in prior years.
Analysis of Financial Condition
     Balance Sheets
Accounts Receivable at September 2009 were 16% lower than the September 2008 balance due to (i) a 7% decline in wholesale revenues in the third quarter of 2009 compared with the prior year period, (ii) the sale of selected accounts receivable discussed in the “Liquidity and Cash Flows” section below and (iii) a slight improvement in days’ sales outstanding. Accounts Receivable were higher at September 2009 than at the end of 2008 due to seasonal sales and collection patterns.
Inventories at September 2009 declined 13% compared with the September 2008 balance, reflecting our aggressive management of inventory levels during the economic downturn.
Other Current Assets at September 2009 and December 2008 increased over September 2008 due to income tax prepayments.
Property, Plant and Equipment was lower at September 2009 than at December 2008 and September 2008, resulting from depreciation expense in excess of capital spending.
Total Intangible Assets and Goodwill at September 2009 increased over December 2008 and September 2008 due to the Mo Industries acquisition in March 2009, partially offset by the amortization of intangible assets.
Other Assets decreased at September 2009 from September 2008 due to (i) the completion of the acquisition of Mo Industries in March 2009, resulting in the elimination of the $80.5 million equity investment in one-third of its stock, (ii) the decline in value of investment securities held for VF’s deferred compensation plans and (iii) the elimination of a pension asset that represented the overfunded status of our qualified defined benefit pension plan at September 2008 (based on the December 2007 valuation). Other Assets decreased at September 2009 from December 2008 due to (i) the elimination of the $80.5 million investment in Mo Industries noted above and (ii) a reduction in deferred income tax assets.

Short-term Borrowings at September 2009 consisted of $200.0 million of domestic commercial paper borrowings and $52.2 million of primarily international borrowings. Short-term borrowings fluctuate throughout the year in relation to working capital requirements and other investing and financing activities. See the “Liquidity and Cash Flows” section below for a discussion of these items. Due to seasonal working capital flows and financing requirements, there is typically a higher need for external borrowings at the end of the third quarter than at our fiscal year-end.
Total Long-term Debt at September 2009, December 2008 and September 2008 was comparable. At September 2009, $200.0 million of notes, due October 1, 2010, were reclassified to Current Portion of Long-term Debt.
Accounts Payable at September 2009 decreased from December 2008 and September 2008 due primarily to the lower inventory levels discussed above. In addition, the Accounts Payable balance at December 2008 was higher than September 2009 due to the timing of inventory purchases and payments to vendors at the end of 2008.
Accrued Liabilities were lower at September 2009 than September 2008 due to lower accrued income taxes.
Other Liabilities increased at September 2009 and December 2008 over September 2008 due to recognition of the underfunded status of our defined benefit pension plans at the end of 2008, partially offset by a reduction in deferred income taxes and lower deferred compensation liabilities. The reduction in Other Liabilities from December 2008 to September 2009 reflected a $100.0 million contribution to our underfunded defined benefit pension plan in the third quarter of 2009, offset by an increase in deferred income taxes.
     Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	September	December	September
(Dollars in millions)	2009	2008	2008
Working capital	$1,573.7	$1,640.8	$1,691.1

Current ratio	2.2 to 1	2.6 to 1	2.2 to 1

Debt to total capital ratio	26.6%	25.2%	28.8%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 20.8% at September 2009.
On an annual basis, VF’s primary source of liquidity is its cash flow from operations. Cash from operations is primarily dependent on the level of net income and changes in investments in inventories and other working capital components. Our cash flow from operations is typically low in the first half of the year as we build working capital to service our operations in the second half of the year. Cash from operations is substantially higher in the fourth quarter of the year as we collect accounts receivable arising from our higher seasonal wholesale sales in the third quarter. In addition, cash flows from our direct-to-consumer businesses are significantly higher in the fourth quarter of the year.

For the nine months ended September 2009, cash flow from operations was $263.9 million, compared with $59.8 million in the comparable 2008 period. Cash flow for the first nine months of 2009 included a $100.0 million contribution to our defined benefit pension plan. The reduction of net income for the 2009 period and the effect of this pension contribution were more than offset by lower uses of cash from changes in working capital. Specifically, more aggressive management of inventory levels resulted in reduced spending on inventories in the 2009 period. In addition, $57.6 million of cash was received in September in connection with the sale of a portion of our trade accounts receivable (as explained below).
During September 2009, VF entered into an agreement to sell selected trade accounts receivable, on a revolving basis, to a financial institution. This agreement covers the sale of up to $105.0 million of accounts receivable on a nonrecourse basis. Net proceeds of this accounts receivable sale program are recognized in the Statement of Consolidated Cash Flows as part of the accounts receivable component of cash from operations. By the end of September, VF sold $57.6 million of accounts receivable at their stated value, and accordingly, accounts receivable in the September 2009 Consolidated Balance Sheet was reduced by that amount. Proceeds from this transaction were contributed to our defined benefit pension plan to improve its funded status.
We rely on our cash flow from operations to finance our ongoing operations. In addition, VF has liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of September 2009, $785.2 million was available for borrowing under VF’s $1.0 billion senior unsecured committed domestic revolving bank credit facility. There was $200.0 million of commercial paper outstanding and $14.8 million of standby letters of credit issued under this agreement. We have not drawn down any funds on this facility. Also at the end of September 2009, €250 million (U.S. dollar equivalent of $364.9 million) was available for borrowing under VF’s senior unsecured committed international revolving bank credit facility.
The investing activities in the first nine months of 2009 included the acquisition of the remaining two-thirds interest in Mo Industries. The other significant investing activity in the first nine months of 2009 was capital spending, primarily related to the opening of new retail stores. We expect that capital spending could reach $110 million for the full year of 2009, which will be funded by operating cash flows.
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
During the nine months ended September 2009, VF repurchased 750,000 of its own shares in open market transactions at a cost of $53.0 million (average price of $70.65 per share). During the nine months of 2008, VF repurchased 2.0 million shares in open market transactions at a cost of $149.7 million (average price of $74.86 per share). The remaining authorization for share repurchase approved by the Board of Directors is 2.4 million shares as of the end of September 2009. We currently intend to repurchase an additional 750,000 shares during the fourth quarter. We will continue to evaluate future share repurchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.
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

Since the filing of our 2008 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations and commercial commitments that will require the use of funds:
•	Inventory purchase obligations representing binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $35 million at the end of September 2009 due to the seasonality of our businesses.

•	Minimum royalty and other commitments decreased by approximately $60 million at the end of September 2009 due to payments made under the agreements.
Management believes that VF’s cash balances and funds provided by operations, as well as unused committed bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise.
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
Non-GAAP Financial Information
VF is a global company that reports financial information in U.S. dollars in accordance with GAAP. Foreign currency exchange rate fluctuations affect the amounts reported by VF from translating our foreign revenues and expenses into U.S. dollars. These exchange rate fluctuations can have a significant effect on reported operating results and, accordingly, can affect the comparability of reported results. The translation effects of the changes in foreign currency exchange rates from the comparable period of the prior year are presented as reconciling items in the tables and discussion in the preceding “Analysis of Results of Operations” section.
To better explain our operating results, we use constant currency information, which excludes the effects of changes in foreign currency translation rates, to provide a framework to assess how our businesses performed relative to prior periods. Accordingly, we have provided supplemental constant currency financial information, which is a non-GAAP financial measure, in the “Analysis of Results of Operations” section. Constant currency information represents the current year reported operating results after adjustment to eliminate the translation effects of changes in exchange rates. To calculate Coalition Revenues and Coalition Profits on a constant currency basis, operating results for the current year period for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).
We believe the following supplemental constant currency financial information is useful to investors to facilitate comparisons of operating results and better identify trends in our businesses:

	Three Months Ended September 2009			Nine Months Ended September 2009
		Impact of			Impact of
		Foreign			Foreign
	As	Currency	Constant	As	Currency	Constant
(In millions)	Reported	Exchange	Currency	Reported	Exchange	Currency
Coalition Revenues
Outdoor and Action Sports	$905	$(26)	$931	$2,021	$(93)	$2,114
Jeanswear	665	(23)	688	1,878	(85)	1,963
Imagewear	221	—	221	643	—	643
Sportswear	149	—	149	357	—	357
Contemporary Brands	124	(1)	125	329	(5)	334
Other	30	—	30	77	—	77

Total coalition revenues	$2,094	$(50)	$2,144	$5,305	$(183)	$5,488

Coalition Profit
Outdoor and Action Sports	$209	$(6)	$215	$364	$(18)	$382
Jeanswear	111	(3)	114	267	(6)	273
Imagewear	20	—	20	61	—	61
Sportswear	24	—	24	35	—	35
Contemporary Brands	8	—	8	24	(2)	26
Other	(1)	—	(1)	1	—	1

Total coalition profit	371	(9)	380	752	(26)	778

Corporate and Other Expenses	(53)	—	(53)	(149)	—	(149)
Interest, net	(21)	—	(21)	(63)	—	(63)

Income Before Income Taxes	$297	$(9)	$306	$539	$(26)	$566

(Above amounts may not add due to rounding.)
These constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with GAAP. Also, the constant currency information presented may not be comparable to similarly titled measures reported by other companies.
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

Part II – Other Information
Item 1 – Legal Proceeding
On September 22, 2009, the U.S. Environmental Protection Agency filed a lawsuit against VF Outdoor, Inc. alleging violations of the Federal Insecticide, Fungicide and Rodenticide Act resulting from the alleged sale of unregistered pesticides in shoes. The lawsuit was filed with the Regional Hearing Clerk of the U.S. Environmental Protection Agency, Region IX. The relief sought is payment of a fine of approximately $1 million.
Item 1A – Risk Factors
There have been no material changes to our risk factors from those disclosed in our 2008 Form 10-K.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

			Total Number of	Maximum Number
	Total	Weighed	Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Fiscal Period	Purchased	per Share	or Programs	Programs (1)
July 5 - Aug. 1, 2009	5,000	$59.07	5,000	3,190,100
Aug. 2 - Aug. 29, 2009	102,800	68.72	102,800	3,087,300
Aug. 30 - Oct. 3, 2009	661,380	70.97	661,380	2,425,920

Total	769,180		769,180

(1)	During the quarter, 750,000 shares of Common Stock were purchased under open market transactions. We will continue to evaluate future share purchases – considerations will include funding required for business acquisitions, our Common Stock price and levels of stock option exercises. In addition, VF purchased 19,180 shares of Common Stock in connection with VF’s deferred compensation plans.
Item 6 – Exhibits
31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished, not filed.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: November 10, 2009	By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)