Form 10-K
period 2010-01-02
V F CORP
filed 2010-03-03
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).  YES ☐     NO ☑

The aggregate market value of Common Stock held by non-affiliates (i.e., persons other than officers, directors and 5% stockholders) of V.F. Corporation on July 4, 2009, the last day of the registrant’s second fiscal quarter, was approximately $4,439,000,000, based on the closing price of the shares on the New York Stock Exchange.

As of January 30, 2010, there were 110,589,533 shares of Common Stock of the registrant outstanding.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This document (excluding exhibits) contains 105 pages.
The exhibit index begins on page 54.

PART I

Item 1.	Business.

V.F. Corporation, organized in 1899, is a worldwide leader in branded lifestyle apparel and related products. Unless the context indicates otherwise, the terms “VF,” “we,” “us” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries. Our stated vision is: VF will grow by building lifestyle brands that excite consumers around the world.

For over 100 years, VF has grown by offering consumers high quality, high value branded apparel and related products. In recent years, we have been implementing a growth plan that is transforming VF’s mix of business to include more lifestyle brands. Lifestyle brands are those brands that connect closely with consumers because they are aspirational and inspirational; they reflect consumers’ specific activities and interests. Lifestyle brands generally extend across multiple product categories and have higher than average gross margins. Accordingly, this transformation has included the acquisitions of growing lifestyle brands, such as Vans®, Reef®, Kipling®, Napapijri®, 7 For All Mankind®, Splendid® and Ella Moss®. At the same time, we have continued to invest in our other businesses through product line extensions, geographic expansion particularly in Asia, new retail store openings, product innovation, consumer research and other marketing initiatives. In addition, an important step in VF’s transformation was the sale in 2007 of our women’s imtimate apparel business, which had over $800 million in revenues but lower profit and growth prospects.

VF is a highly diversified apparel company — across brands, product categories, channels of distribution and geographies. VF owns a broad portfolio of brands in the jeanswear, outerwear, packs, footwear, sportswear and occupational apparel categories. These products are marketed to consumers shopping in specialty stores, upscale and traditional department stores, national chains and mass merchants. A growing portion of our revenues, currently 17%, are derived from sales directly to consumers through VF-operated retail stores and internet sites. A global company, VF derives 30% of its revenues from outside the United States, primarily in Europe, Asia, Canada and Latin America. VF products are also sold in some countries through licensees and distributors. To provide many types of products across numerous channels of distribution in different geographic areas, we balance efficient and flexible internally-owned manufacturing with sourcing of finished goods from independent contractors. We utilize state-of-the-art technologies for inventory replenishment that enable us to get consumer-right products, on time, to our customers’ shelves.

VF’s businesses are organized primarily into product categories, and by brands within those categories, for both management and internal financial reporting purposes. These groupings of businesses are called “coalitions” and consist of the following: Outdoor & Action Sports, Jeanswear, Imagewear, Sportswear and Contemporary Brands. These coalitions are our reportable segments for financial reporting purposes. Coalition management has responsibility to build their brands, with certain financial, administrative and systems support and disciplines provided by consolidated functions within VF.

We consider our Outdoor & Action Sports, Sportswear and Contemporary Brands coalitions to be our lifestyle coalitions, with the potential to achieve higher long-term revenue and profit growth than our other businesses. Our Jeanswear and Imagewear coalitions are our heritage businesses where our focus is on maintaining our historically strong levels of profitability and cash flows but with lower revenue growth.

The following table summarizes VF’s primary owned and licensed brands by coalition:

Coalition	Primary Brands	Primary Products

Outdoor & Action Sports	The North Face®	performance-oriented apparel, footwear, outdoor gear
	Vans®	skateboard-inspired footwear, apparel
	JanSport®	backpacks, luggage, apparel
	Eastpak®	backpacks, apparel
	Kipling®	handbags, luggage, backpacks, accessories (except in North America)
	Napapijri®	premium outdoor apparel
	Reef®	surf-inspired footwear, apparel
	Eagle Creek®	luggage, packs, travel accessories

Jeanswear	Wrangler®	denim and casual bottoms, tops
	Wrangler Hero®	denim bottoms
	Lee®	denim and casual bottoms, tops
	Riders®	denim and casual bottoms, tops
	Rustler®	denim and casual bottoms, tops
	Timber Creek by Wrangler®	casual bottoms, tops

Imagewear	Red Kap®	occupational apparel
	Bulwark®	occupational apparel
	Majestic®	athletic apparel
	MLB® (licensed)	licensed athletic apparel
	NFL® (licensed)	licensed athletic apparel
	Harley-Davidson® (licensed)	licensed apparel

Sportswear	Nautica®	men’s fashion sportswear, denim bottoms, sleepwear, accessories
	Kipling®	handbags, luggage, backpacks, accessories (in North America)

Contemporary Brands	7 For All Mankind®	premium denim bottoms, sportswear
	John Varvatos®	luxury men’s apparel, footwear, accessories
	Splendid®	premium women’s sportswear
	Ella Moss®	premium women’s sportswear
	lucy®	women’s activewear

Financial information regarding VF’s coalitions, as well as geographic information, are included in Note R to the Consolidated Financial Statements, which are included at Item 8 of this report.

Outdoor & Action Sports Coalition

Our Outdoor & Action Sports Coalition, VF’s fastest growing business, is a group of outdoor and activity-based businesses that represent a collection of lifestyle brands. Product offerings include outerwear, sportswear, footwear, equipment, backpacks, daypacks, luggage and accessories.

The North Face® is our largest Outdoor & Action Sports Coalition brand. Its high performance outdoor apparel, equipment and footwear are sold across North and South America, Europe and Asia. (In Japan and South Korea, The North Face® trademarks are owned by a third party.) The North Face® apparel lines consist of outerwear, snow sports gear and functional sportswear and footwear for men, women and children. Its equipment line consists of tents, sleeping bags, backpacks, daypacks and accessories. Many of The North Face® products are designed for extreme applications, such as high altitude mountaineering and ice and rock climbing, although many consumers also purchase these products because they represent a lifestyle to which they aspire. The North Face® products are marketed through specialty outdoor and premium sporting goods stores in the United States, Canada, Europe and Asia and select department stores in the United States. In addition, these products are sold through over 50 VF-operated full price retail and outlet stores in the United States and Europe and online at www.thenorthface.com. The brand is also sold through over 250 The North Face® retail stores operated by independent third parties dedicated to selling The North Face® products in Europe and Asia.

VF manufactures and markets Vans® performance and casual footwear and apparel for skateboard, bicycle motocross (“BMX”), surf and snow sports participants and enthusiasts. Products are sold on a wholesale basis through national chain stores in the United States and through skate and surf shops and specialty stores in the United States, Canada, Europe and Asia. The brand’s products are also sold through over 200 owned Vans® full-price retail and outlet stores primarily in the western United States and in key European markets. These retail stores carry a wide variety of Vans® footwear, along with a growing assortment of apparel and accessory items, most of which bear the Vans® trademarks. The Vans® brand is marketed through a 50%-owned joint venture in Mexico. The Vans® brand has been recognized as part of “The Facebook® 50,” a ranking of brands developed by Slate magazine’s The Big Money website that are making the best use of the social networking site, Facebook®. VF is the 70% owner of the Vans Warped Tour® music festival, which presents over 50 alternative rock and heavy metal bands in performances in over 40 cities across North America each summer.

JanSport® backpacks, duffel bags, luggage and accessories are sold through department, office supply and national chain stores, as well as sports specialty stores and college bookstores in the United States. JanSport® daypacks have a leading market share in the United States. A technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. JanSport® fleece and T-shirts imprinted with college logos are sold through college bookstores and department stores in the United States. In Europe, Eastpak® and JanSport® backpacks and a line of Eastpak® clothing are sold primarily through department and specialty stores, where the Eastpak® brand is the leading backpack brand. The JanSport® and Eastpak® brands are also marketed throughout Asia by licensees and distributors. Eagle Creek® adventure travel gear products include luggage, daypacks and accessories sold through specialty luggage stores, outdoor stores and department stores throughout the United States and Europe.

Derived from the Finnish word for Arctic Circle, the Napapijri® brand offers premium-priced performance skiwear and outdoor-inspired casual outerwear, sportswear and accessories for men, women and children. The Napapijri® brand enjoys especially strong consumer awareness in Italy, where it was created, and is expanding across Europe. Products are sold on a wholesale basis primarily to European specialty shops, such as sport stores and fashion boutiques, and through VF-operated and independently-operated retail stores in several countries in Europe. The Napapijri® brand is marketed through a majority-owned joint venture in Japan.

Kipling® handbags, shoulder bags, backpacks, luggage and accessories are stylish, colorful and fun products that are both practical and durable. The brand name comes from the author of The Jungle Book, Rudyard Kipling, and that provides the connection to the Kipling® monkey mascot, which symbolizes fun and adventure. A colorful monkey key ring is attached to every bag, with a different monkey design for each product collection. Products are sold through specialty and department stores in Europe, Asia and South America, as well as through over 30 VF-operated and over 175 independently-operated retail stores. The Kipling® business in North America is managed as part of the Sportswear Coalition.

The Reef® brand of surf-inspired products includes sandals, shoes, swimwear and other casual apparel and accessories for men, women and children. Products are marketed primarily to surf shops, sporting goods and specialty chains, and department stores in the United States, Canada, Europe and Asia. In recent years, we have expanded the Reef® brand’s presence by acquiring rights previously held by independent distributors to market Reef® products in Europe and Canada.

We expect continued long-term growth in our Outdoor & Action Sports Coalition as we extend our brands into new product categories, open additional retail stores, expand geographically and acquire additional outdoor or activity-based lifestyle brands. Also, beginning in 2010, responsibility for the lucy® brand has been moved to this Coalition. Specifically, management of the The North Face® and lucy® business units will work closely together to better leverage VF’s activity-based product development and retail operations experience.

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

In domestic markets, Lee® products are sold primarily through national chain stores and specialty stores. Wrangler® westernwear is marketed through western specialty stores. The Wrangler Hero®, Rustler® and Riders® brands are marketed to mass merchant and regional discount stores. Based on available data, we believe our key brands have been gaining market share despite significant competitive activity. Including all of its jeanswear brands, we believe that VF has the largest unit market share of jeans in the United States and is one of the largest marketers of jeans in the world. We also market cotton casual pants under the Lee Casuals®, Timber Creek by Wrangler® and Wrangler® Khakis brands.

Our vendor-managed inventory and retail floor space management programs with several of our major retailer customers give us a competitive advantage in our domestic jeanswear business. We receive point-of-sale information from these customers on a daily basis, on an individual store and style-size-color stockkeeping unit (“SKU”) level. We then ship products based on that customer data to ensure their selling floors are appropriately stocked with products that match their shoppers’ needs. Our systems capabilities allow us to analyze our retail customer’s sales, demographic and geographic data to develop product assortment recommendations that maximize the productivity of their jeanswear selling space and minimize their investment in inventory.

Jeanswear in most international markets is more fashion-oriented and has a higher selling price than similar products in the United States. The jeans market internationally is also more fragmented than in the United States, with competitors ranging from global brands to a number of smaller brands marketed in a specific country or region.

VF’s largest international jeanswear business is located in Western Europe. Lee® and Wrangler® jeanswear products are sold through department stores and specialty stores where we employ some of the same retail floor space management programs described above. We also market Lee® and Wrangler® products to mass market and specialty stores in Canada and Mexico, as well as to department stores and specialty stores in Asia and South America. In many international markets, we are expanding our reach through VF-operated retail stores, which are an important vehicle for presenting our brands’ image and marketing message directly to consumers. We are continuing to expand our jeanswear brands in emerging markets, such as China and through our majority-owned joint venture in India. In foreign markets where VF does not have owned operations, Lee® and Wrangler® jeanswear and related products are marketed through distributors, agents or licensees. Lee® and Wrangler® products are sold in over 500 independently operated mostly monobrand retail stores, primarily in Eastern Europe and Asia.

In the United States, we believe our Jeanswear Coalition is growing its jeans market share in the mass market and national chain channels of distribution through superior consumer insight and marketing strategies and continuous product innovation. In our international businesses, growth will be driven by expansion of our existing business in Asia where we have averaged in excess of 25% growth per year over the last three years.

Imagewear Coalition

Our Imagewear Coalition consists of the Image division (occupational apparel and uniforms) and the Licensed Sports division (owned and licensed high profile sports and lifestyle apparel). Each division represents approximately one-half of Coalition revenues.

The Image division provides uniforms and career occupational apparel for workers in North America and internationally, primarily in Europe, under the Red Kap® brand (a premium workwear brand with more than 75 years of history), the Bulwark® brand (flame resistant and protective apparel primarily for the petrochemical, utility and mining industries), the The Force® brand (apparel for law enforcement and public safety personnel) and the Chef Designstm brand (apparel for restaurant and food service staff). Products include work pants, slacks, work shirts, overalls, jackets and smocks. Image division revenues are significantly affected by the overall level of U.S. industrial and service employment, which has been declining for the last two years. Approximately two-thirds of Image division sales are to industrial laundries, resellers and distributors that in turn supply customized workwear to employers for on-the-job wear by production, service and white-collar personnel. Since industrial laundries and uniform distributors maintain minimal inventories of work clothes, VF’s ability to offer rapid delivery of products in a broad range of sizes is an important factor in this market. Our commitment to customer service, supported by an automated central distribution center with several satellite locations, enables customer orders to be filled within 24 to 48 hours of receipt and has helped the Red Kap® and Bulwark® brands obtain a significant share of uniform apparel sold to laundries, resellers and other distributors.

The Image division also develops and manages uniform programs through custom-designed websites for major business customers (e.g., FedEx Corporation, AT&T, Air Canada, Continental Airlines and American Airlines) and governmental organizations (e.g., U.S. Customs and Border Protection, Fire Department of New York City, Transportation Security Administration, National Park Service and New York City Transit Authority). These websites give employees of these customers the convenience of shopping for their work and career apparel via the internet. This division is the nation’s largest supplier of nonmilitary apparel to the U.S. government.

In the Licensed Sports division, we design and market sports apparel and fanwear under licenses granted by the major sports leagues, individual athletes and related organizations, including Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, NASCAR, MLB Players Association, and many major colleges and universities. Under license from Major League Baseball, Majestic® brand uniforms are worn exclusively on-field by all 30 major league teams. Majestic® brand adult and youth-size authentic, replica jersey and casual fanwear are sold through sporting goods and athletic specialty stores, department stores and major league stadiums. Adult and youth sports apparel products marketed under other licensed labels are distributed through department, mass market, sporting goods and athletic specialty stores. In addition, the Licensed Sports division is a major supplier of licensed Harley-Davidson® apparel marketed to Harley-Davidson dealerships. With the exception of the Major League Baseball license, loss of any license would not have a material effect on the Imagewear Coalition.

The opportunities to grow our Imagewear Coalition revenues include (i) extension of its product and service capabilities into new industrial and service apparel markets, (ii) growth of its Majestic® brand for Major League Baseball and growth of our National Football League business through rights for additional apparel categories and new channels of distribution, (iii) market share gains in key licensed categories and (iv) extension of VF’s floor space management and replenishment capabilities to more retail doors, placing product-right assortments on the sales floor in each geographic market.

Sportswear Coalition

The Nautica® brand is the principal lifestyle brand of the Sportswear Coalition. Nautica® men’s sportswear, noted for its classic styling, is marketed through department stores and VF-operated outlet stores in better outlet centers. The Nautica Jeans Company® line features fashionable jeanswear and related tops for younger male consumers. We believe the Nautica® brand is the number two men’s sportswear collection brand in department stores. This retail channel has undergone significant consolidation in the last few years, resulting in numerous store closings, which has negatively impacted sales of Nautica® brand products. Other Nautica® product lines include men’s outerwear, underwear and swimwear and men’s and women’s sleepwear. Nautica® women’s sportswear is marketed in the United States at most Nautica® outlet stores and at www.nautica.com.

The Sportswear Coalition operates over 100 Nautica® retail outlet stores in better outlet malls across the United States. These stores carry Nautica® merchandise for men, women, boys, girls and infants. The product styles sold in the outlet stores are different from the Nautica® styles sold to department and specialty store wholesale customers. These outlet stores also carry Nautica® merchandise from licensees to complete their product assortment. In addition, independent licensees operate over 150 Nautica® brand retail stores across the world.

The Nautica® brand is licensed to independent parties in the United States for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, women’s swimwear, children’s clothing, and accessories such as fragrances, watches and eyewear) and for nonapparel categories (e.g., bed and bath linens and accessories). Nautica® products are licensed for sale in over 60 countries outside the United States. Our licensees’ wholesale sales of Nautica® licensed products total approximately $400 million annually.

The Sportswear Coalition also includes the Kipling® business in North America. Products include Kipling® brand handbags, luggage, backpacks, totes and accessories. Beginning in 2010, Kipling® handbags and accessories in the department store channel in the United States will be sold exclusively through Macy’s department stores. In addition, all product categories are sold in the United States through specialty luggage and bag stores, VF-operated retail stores and www.kipling.com and in Canada through specialty and department stores. About two-thirds of products sold in the United States are the same as those sold in Europe and other parts of the world, with the remainder designed for the U.S. market only.

We believe there is potential to improve Nautica® brand revenue and profit performance through more accessible price points, store growth in existing Nautica® retail outlet stores, growth in our online business and expansion of the licensed business internationally, particularly in Asia. There is also potential for expansion of our Kipling® brand through our handbags and accessories relationship with Macy’s, Inc.

Contemporary Brands Coalition

Our Contemporary Brands Coalition is focused on premium-priced lifestyle brands. Formed in August 2007, the coalition was originally composed of the 7 For All Mankind® and lucy® brands. During 2009, the Coalition was expanded to include the John Varvatos® brand (previously part of the Sportswear Coalition), which shares many product, customer and supply chain characteristics of the other Contemporary Brands businesses, and the Splendid® and Ella Moss® brands, which were acquired during the year.

7 For All Mankind® is a Los Angeles-based brand of contemporary denim jeans and related products — knit and woven tops, sweaters, jackets and accessories — for women and men. Products are noted for their fit and for innovation in design, fabric and finish. We believe the 7 For All Mankind® brand is the leading premium jeans brand in the United States, with the premium segment defined as jeans retailing for $150 or more. Retail price points for the brand’s core jeans range from $150 - $199 for basics, with higher price points for more fashion-forward products. In December 2009, Advertising Age magazine selected the 7 For All Mankind® brand as one of its top ten new products of the decade, recognizing the brand for introducing premium denim to the American market and changing the way that consumers shop for jeans. With over two-thirds of its sales in the United States, the brand is marketed through premium department stores, such as Bloomingdale’s, Macy’s, Neiman Marcus, Nordstrom and Saks, and through specialty stores. In addition, we opened 13 retail stores in the United States during 2009, bringing the total to 28 stores in the United States. Internationally, sales are through department stores, such as Harrods, and specialty stores, plus several VF-operated retail stores. We are pursuing growth opportunities in several areas — additional direct-to-consumer expansion through company-operated and partnership retail stores, e-commerce, additional sportswear product offerings, further geographic expansion in Europe and Asia, and licensing.

The John Varvatos® brand is a luxury apparel and accessories collection for men, including tailored clothing, sportswear, footwear and accessories. The John Varvatos * USA® line of tailored clothing, sportswear, footwear and accessories is designed to appeal to a younger consumer at somewhat more accessible price points. Products are sold through upscale department and specialty stores, primarily in the United States, several VF-operated John Varvatos® retail locations and online at www.johnvarvatos.com. This business is 80% owned by VF, with the balance owned by Mr. John Varvatos.

In March 2009, VF completed the acquisition of Mo Industries Holdings, Inc., owner of the Splendid® and Ella Moss® brands of women’s premium sportswear. These brands are marketed to upscale department and specialty stores primarily in the United States. VF had acquired one-third of the outstanding equity of Mo Industries in June 2008. The first Splendid® retail store was opened in 2009. A limited number of Splendid® and Ella Moss® stores are planned for 2010, along with several new shop-in-shops in major retail accounts.

The lucy® brand of women’s lifestyle apparel is marketed through approximately 60 lucy® branded retail stores across the United States and via the internet at www.lucy.com. lucy® is an authentic activewear brand designed for versatility, comfort and fit that can be worn by today’s active woman from workout to weekend. The lucy® retail stores emphasize the brand’s four core types of activity-based apparel — yoga, gym, running and outdoor adventure. Over 90% of the products in the lucy® retail stores are lucy® branded, with most of the balance being complementary VF brands, including a limited selection of The North Face® apparel. Beginning in 2010, the lucy®

business unit will become part of the Outdoor & Action Sports Coalition. The lucy® brand shares attributes of our outdoor brands and will benefit from shared expertise in technical performance fabrics and product innovation.

During 2009, premium apparel sales were severely impacted by the recession, with many consumers significantly reducing spending for luxury goods, which has led to sharply lower same store sales comparisons in the upscale department store channel and the closing of a significant number of specialty shops. In 2010, we expect to see our Contemporary Brands businesses grow their revenues through additional retail and international expansion and product line extensions.

Direct-To-Consumer Operations

VF-operated retail stores are an integral part of our strategy for growing VF’s brands, particularly our lifestyle brands. Our full price retail stores allow us to showcase a brand’s full line of current season products, with fixtures and imagery that support the brand’s positioning. These stores provide high visibility for our brands and products and enable us to stay close to the needs and preferences of consumers. The proper presentation of products in our retail stores also helps to increase consumer purchases of VF products sold through our wholesale customers. VF-operated full price retail stores generally provide operating margins that are equal to or above VF averages and a return on investment above VF averages. In addition, VF operates outlet stores in both upscale outlet malls and in more traditional value-based locations. These outlet stores serve an important role in our overall inventory management by allowing VF to effectively sell a significant portion of excess, discontinued and out-of-season products at better prices than are otherwise available from outside parties, while maintaining the integrity of our brands.

Our growing global retail operations include 757 stores at the end of 2009. Of that total, there are 681 monobrand stores (i.e., primarily one brand’s products offered in each store) that sell The North Face®, Vans®, Nautica®, 7 For All Mankind®, lucy®, Lee®, Wrangler® and other products. Approximately three-fourths of these stores offer products at full price, with the remainder being outlet locations offering excess, discontinued and out-of-season products at discounted prices. In addition to the monobrand retail and outlet stores, we operate 76 VF Outlet stores across the United States that sell a broad selection of excess quantities of VF-branded products, as well as women’s intimate apparel, childrenswear, other apparel and accessories. Approximately three-fourths of the VF-operated retail stores are located in the United States. The remaining stores are located in Europe, Latin America and Asia.

Across the globe, internet sales (i.e., e-commerce) comprise a small but growing portion of total retail sales of apparel, footwear and accessories. E-commerce sales of apparel and footwear have become the second largest category of e-commerce purchases in the United States (behind travel purchases). At VF, e-commerce is a growing portion of our revenues as we currently market The North Face®, Vans®, Lee®, 7 For All Mankind®, lucy®, Nautica®, Kipling® and other brands online in the United States, plus The North Face® and other brands across Europe. Additional e-commerce sites will be rolled out for consumers in 2010.

Total retail store and e-commerce sales accounted for 17% of VF’s consolidated Total Revenues in 2009 and 16% in 2008. We expect our direct-to-consumer business to continue to grow at a faster pace than VF’s overall growth rate as we continue opening retail stores and expanding our e-commerce presence for our lifestyle brands. During 2009, we opened 90 retail stores. For 2010, capital investments of approximately $60 million are planned for leasehold improvements, fixtures and equipment for approximately 80-90 new retail locations, concentrated where we see higher growth potential — Vans®, The North Face®, 7 For All Mankind® and international.

In addition to the direct-to-consumer venues operated by VF, our licensees, distributors and other independent parties operate over 1,300 primarily monobrand retail stores dedicated to our brands. These stores — located primarily in Eastern Europe and Asia and focused on The North Face®, Kipling®, Nautica®, Lee® and Wrangler® brands — have the appearance of VF-operated retail stores.

Licensing Arrangements

As part of our business strategy of expanding market penetration of VF-owned brands, we enter into licensing agreements for our brands for specific apparel and complementary product categories in identified geographic regions if such arrangements with independent parties can provide more effective manufacturing, distribution and marketing of such products than could be achieved internally. These licensing arrangements relate to a broad range of VF brands and are for fixed terms of generally five years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 5% to 7% of the licensing partners’ net sales of licensed products. Gross Royalty Income was $77.2 million in 2009, with the largest contribution from the Nautica® brand.

In addition, licensees of our brands are generally required to spend a specified amount to advertise VF’s products ranging from 1% to 5% of their net licensed product sales. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees. We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products.

VF has also entered into license agreements to use trademarks owned by third parties. We market apparel under licenses granted by Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, Harley-Davidson Motor Company, Inc., NASCAR, major colleges, and individual athletes and related organizations, most of which contain minimum annual licensing and advertising requirements.

Manufacturing, Sourcing and Distribution

Product design, fit, fabric, finish and quality are important in all of our businesses. These functions are performed by employees located in either our global supply chain organization or our branded business units across the globe.

VF’s centralized global supply chain organization sources product and ultimately bears the responsibility to deliver product to our customers. VF is highly skilled in managing the complexity associated with the supply chain. VF’s revenues are comprised of over 400 million units representing 500,000 SKUs spread over 30 brands. VF operates over 30 manufacturing facilities and utilizes over 1,600 contractor manufacturing facilities. We operate over 30 distribution centers and over 700 retail stores. Managing this complexity is made possible by our use of information systems technologies — with best-of-breed systems for product development, forecasting, order management, warehouse management, etc. attached to our core enterprise resource management platform.

Today, 16% of our products sold are manufactured in VF-owned facilities and 84% are products obtained from contractors, primarily in Asia. A combination of VF-owned and contracted production from different geographic regions provides flexibility and a competitive advantage in our product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

We operate manufacturing facilities (primarily cutting, sewing and finishing) located in Mexico, Central America, Poland and the Middle East. A significant percentage of our denim bottoms and occupational apparel are manufactured in these plants. For these owned production facilities, we purchase raw materials from numerous domestic and international suppliers to meet scheduled production needs. Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers and snaps). In some instances, we contract the sewing of VF-owned raw materials into finished product with independent contractors in the United States, Mexico and Central America. Manufacturing in the United States is primarily limited to screen printing and embroidery of jerseys, T-shirts and fleece products, including Major League Baseball uniforms and other products. While we obtain fixed price commitments for denim and certain supplies for up to one year in advance, specific purchase obligations with suppliers are typically limited to the succeeding two to six months. Our only long-term contract is a commitment in connection with the sale of our childrenswear business in 2004 to purchase a remaining total of $67.5 million of childrenswear for sale through our VF Outlet stores, with a minimum of $15.0 million per year. No single supplier represents more than 3% of our total cost of sales.

For the U.S. market, our current sourcing strategy includes a balance of VF-owned production and contracted production in the Western Hemisphere and contracted production from Asia. Products manufactured in VF facilities generally have a lower cost and shorter lead times than contracted production. Product obtained from contractors in the Western Hemisphere generally has a higher cost than product obtained from contractors in the Far East but gives us greater flexibility and shorter lead times and allows for lower inventory levels. The vast majority of units sold and dollar value of domestic Net Sales in 2009 were manufactured by outside contractors, primarily in Asia. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a balanced approach to product sourcing.

Our independent contractors generally own the raw materials and ship to VF only finished, ready-for-sale products. These contractors are engaged through VF sourcing hubs in Hong Kong (with several satellite offices across Asia) and Miami. These hubs are responsible for product procurement, product quality assurance, supplier management, transportation and shipping functions in the Eastern and Western Hemispheres, respectively. Substantially all products in the Outdoor & Action Sports and Sportswear Coalitions, as well as a growing portion of product requirements for our Jeanswear and Imagewear Coalitions, are obtained through these sourcing hubs. For most products in our Contemporary Brands Coalition, we contract the majority of sewing and finishing of VF-owned raw materials through a network of independent domestic and international contractors.

Management continually monitors political risks and developments related to duties, tariffs and quotas. We limit VF’s sourcing exposure through, among other measures, (i) extensive geographic diversification with a mix of VF-operated and contracted production, (ii) shifts of production among countries and contractors, (iii) allocation of production to merchandise categories where the free flow of product is available and (iv) sourcing from countries with tariff preference and free trade agreements. VF does not directly or indirectly source products from suppliers in countries that are identified by the State Department as state sponsors of terrorism and are subject to U.S. economic sanctions and export controls.

All VF-owned production facilities throughout the world, as well as all independent contractor facilities that manufacture VF-branded products, must comply with VF’s Global Compliance Principles. These principles, established in 1997 and consistent with international labor standards, are a set of strict standards covering legal and ethical business practices, workers’ ages, work hours, health and safety conditions, environment sustainability or standards, compliance with local laws and reputations. In addition, our owned factories must also undergo certification by the independent, nonprofit organization Worldwide Responsible Accredited Production (“WRAP”) that promotes global ethics in manufacturing. VF, through its contractor monitoring program, audits the activities of the many independent businesses and contractors that produce VF-branded goods at locations across the globe. Each of the over 1,600 independent contractor facilities, including those serving our independent licensees, must be precertified prior to performance of any production on behalf of VF. This precertification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal and outsourced staff. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement, Factory Compliance Guidelines, Factory Audit Procedure and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.

VF did not experience difficulty in filling its raw material and contracting production needs during 2009, and we do not anticipate difficulties in meeting our raw materials and contracting production requirements during 2010. The loss of any one supplier or contractor would not have a significant adverse effect on our business.

Product is shipped from our independent suppliers and VF-operated manufacturing plants to many distribution centers in the United States and international markets. In limited instances, product is shipped directly to our customers. Product is inspected, sorted and stored in our distribution centers until needed for packing and shipping to our wholesale customers or our retail stores. Most distribution centers are operated by VF, and some support multiple brands. Our distribution centers use computer-controlled inventory management technology for efficient tracking and movement of products. A small portion of our distribution needs are met by contract distribution centers.

Seasonality

With its diversified product offerings, VF’s operating results are somewhat seasonal. On a quarterly basis and excluding the effect of acquisitions, consolidated Total Revenues for 2009 ranged from a low of approximately 21% of full year revenues in the second quarter to a high of 29% in the third quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor & Action Sports Coalition, where 19% of the Coalition revenues occurred in the second quarter and 33% in the third quarter of 2009. With changes in our mix of business and growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends. We expect the portion of annual revenues and profits occurring in the second half of the year to increase.

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

Advertising and Customer Support

During 2009, our advertising and promotion spending was $329.1 million, representing 4.6% of Net Sales. We advertise in consumer and trade publications, on national and local radio and television and on the internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print media, radio and television. We sponsor various sporting, music and other special events and sponsor a number of athletes and other personalities. We employ marketing sciences to optimize the impact of advertising and promotional spending and to identify the types of spending that provide the greatest return on our marketing investments.

We provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation and brand image of our products. This includes shop-in-shops, which are separate retail sales areas with brand signage — a “store within a store” — dedicated to a specific VF brand within a customers’ location. We participate in concession arrangements with department store customers in China and some other international markets. In a typical concession, a department store provides a dedicated sales area, along with check-out, credit and other services, while VF bears the risk of inventory ownership. Concession sales associates may be employees of VF or the department store.

We participate in various retail customer incentive programs. Incentive programs with retailers include discounts, allowances and cooperative advertising funds. We also offer sales incentive programs directly to consumers in the form of rebate and coupon offers. Sales incentive offers with retailers and with consumers are recognized as sales discounts in arriving at reported Net Sales (except that cooperative advertising reimbursements of documented retailer advertising costs are reported as Advertising Expense, and free product with purchase offers are reported in Cost of Goods Sold).

Internet websites are maintained for most of our brands. Many of them are business-to-consumer e-commerce sites where consumers can order products from VF. Other consumer websites provide information about our brands and products and may direct consumers to our wholesale customers where they can purchase our products. We also operate several business-to-business sites where our retail customers can order VF products.

Our Outdoor & Action Sports, Jeanswear, Sportswear and Contemporary Brands Coalitions employ a staff of in-store marketing and merchandising coordinators located in major cities across the United States. These individuals visit our customers’ retail locations to ensure that our products, and those of our licensees, are properly presented on the merchandise sales floor and to inform the customers’ sales force about our products and related promotions.

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

Trademarks

Trademarks, patents and domain names, as well as related logos, designs and graphics, have substantial value in the marketing of VF’s products and are important to our continued success. We have registered this intellectual property in the United States and in other countries where our products are manufactured and/or sold. We vigorously monitor and enforce VF’s intellectual property against counterfeiting, infringement and violations of other rights where and to the extent legal, feasible and appropriate. In addition, we grant licenses to other parties to manufacture and sell products utilizing our intellectual property in product categories and geographic areas in which VF does not operate.

Customers

VF products are primarily sold through our sales force and independent sales agents and distributors. VF’s customers are specialty stores, department stores, national chains and mass merchants in the United States and in international markets. Of our Total Revenues, 30% are in international markets, primarily in Europe, and 17% are direct-to-consumer through VF-operated retail stores and e-commerce sites (which includes stores and internet sites in international markets).

Sales to VF’s ten largest customers, all of which are retailers based in the United States, amounted to 27% of Total Revenues in 2009, 26% in 2008 and 27% in 2007. These larger customers included (in alphabetical order) Kohl’s Corporation, Macy’s, Inc., J.C. Penney Company, Inc., Sears Holding Corporation, Target Corporation and Wal-Mart Stores, Inc. Sales to the five largest customers amounted to approximately 21% of Total Revenues in 2009 and 2008 and 22% in 2007. Sales to VF’s largest customer, Wal-Mart Stores, Inc., totaled 11% of Total Revenues in 2009 and 2008 and 12% in 2007, substantially all of which were in the Jeanswear Coalition.

Employees

VF employed approximately 45,700 men and women at the end of 2009, of which approximately 19,600 were located in the United States. Approximately 800 employees in the United States are covered by collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

Backlog

The dollar amount of VF’s order backlog as of any date is not meaningful, may not be indicative of actual future shipments and, accordingly, is not material for an understanding of the business of VF taken as a whole.

Executive Officers of VF

The following are the executive officers of VF Corporation as of February 20, 2010. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

			Period Served
Name	Position	Age	In Such Office(s)

Eric C. Wiseman	Chairman of the Board Chief Executive Officer President Director	54	August 2008 to date January 2008 to date March 2006 to date October 2006 to date
Robert K. Shearer	Senior Vice President and Chief Financial Officer	58	June 2005 to date
Bradley W. Batten	Vice President — Controller and Chief Accounting Officer	54	October 2004 to date
Candace S. Cummings	Vice President — Administration and General Counsel Secretary	62	March 1996 to date October 1997 to date
Michael T. Gannaway	Vice President — VF Direct/ Customer Teams	58	January 2008 to date
Frank C. Pickard III	Vice President — Treasurer	65	April 1994 to date
Boyd A. Rogers	Vice President; President — Supply Chain	60	June 2005 to date
Karl Heinz Salzburger	Vice President; President — VF International	52	January 2009 to date

Mr. Wiseman was named President and Chief Operating Officer of VF in March 2006, Director of VF in October 2006, Chief Executive Officer in January 2008 and Chairman of the Board in August 2008. He has held a progression of leadership roles within and across VF’s Coalitions since 1995. Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2010 (“2010 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2010, which information is incorporated herein by reference.

Mr. Shearer joined VF in 1986 as Assistant Controller and was elected Controller in 1989 and Vice President — Controller in 1994. He was elected Vice President — Finance and Chief Financial Officer in 1998 and Senior Vice President and Chief Financial Officer in June 2005.

Mr. Batten rejoined VF in September 2004 and was named Vice President — Controller in October 2004. Mr. Batten had previously served as Vice President & Chief Financial Officer of VF’s former intimate apparel business from 1998 to July 2000.

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

After VF’s 2010 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on May 7, 2009.

Item 1A.	Risk Factors.

The following risk factors should be read carefully in connection with evaluating VF’s business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect VF’s business, its operating results and its financial condition.

VF’s revenues and profits depend on the level of consumer spending for apparel, which is sensitive to general economic conditions.

The apparel industry has historically been subject to cyclical variations and is particularly affected by adverse trends in the general economy. The success of VF’s business depends on consumer spending. Consumer spending is influenced by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment and wages), business conditions, interest rates, availability of credit, housing costs, the level of securities markets, energy prices and tax rates in the international, national, regional and local markets where VF’s products are sold. Consumer spending was constrained during 2009, and a further decline in general economic conditions could further reduce the level of consumer spending.

We do not expect a significant improvement in business conditions and consumer spending in the near future. The effects of a return to recessionary conditions could have a material adverse effect on VF.

The global recession — with rising unemployment, reduced availability of credit, increased savings rates and declines in real estate and securities values — had a negative impact on retail sales of apparel and other consumer products. Reduced sales by our wholesale customers may lead to lower retail inventory levels, reduced orders to suppliers like VF, or order cancellations. Reduced sales by some of our wholesale customers, along with the possibility of their reduced access to, or inability to access, the credit markets, may result in various retailers experiencing significant financial difficulties. Financial difficulties of customers could result in reduced sales to those customers or could result in store closures, bankruptcies or liquidations. Higher credit risk relating to receivables from customers experiencing financial difficulty may result. If these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable could have a material adverse effect on VF’s financial condition and results of operations.

A growing portion of our revenues are direct-to-consumer through VF-operated retail stores and e-commerce websites. It is possible that reduced consumer confidence, along with a reduction in availability of consumer credit and increasing unemployment, could lead to reduced purchases of VF’s products through VF-operated retail stores and websites. This could have a material adverse effect on VF’s financial condition and results of operations.

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

We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:

•	An increase or decrease in consumer demand for VF’s products or for products of its competitors;

•	Our failure to accurately forecast customer acceptance of new products;

•	New product introductions by competitors;

•	Unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

•	Weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as VF’s products; and

•	Terrorism or acts of war, or the threat of terrorism or acts of war, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on VF’s results of operations and financial condition. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third party manufacturers may not be able to produce products to meet customer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to VF’s reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory levels to exactly meet future order and reorder requirements.

A substantial portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers could substantially reduce VF’s profits.

A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 27% of Total Revenues in fiscal 2009, with Wal-Mart Stores, Inc. accounting for 11% of revenues. Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of VF’s major customers to decrease significantly the number of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry VF’s products, increased ownership concentration within the retail industry, increased credit exposure or increased retailer leverage over their suppliers. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.

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

Fluctuations in the price, availability and quality of raw materials and finished goods could increase costs and cause service delays.

Fluctuations in the price, availability and quality of fabrics or other raw materials used by VF in its manufactured apparel, or of purchased finished goods, could have a material adverse effect on VF’s cost of sales or its ability to meet its customers’ demands. The prices for such fabrics depend on demand and market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. In the future, VF may not be able to pass higher costs on to its customers.

VF may not succeed in implementing its growth strategy.

One of our key strategic objectives is growth. We seek to grow through both organic growth and acquisitions by building new growing lifestyle brands, expanding our share with winning customers, stretching VF’s brands and customers to new geographies, leveraging our supply chain and information technology capabilities across VF, expanding our direct-to-consumer business and identifying and developing high potential employees. We may not be able to grow our existing businesses or achieve planned cost savings. We may have difficulty identifying acquisition targets, and we may not be able to successfully integrate a newly acquired business or achieve expected cost savings or synergies from such integration. We may not be able to expand our market share with winning customers, expand our brands geographically or achieve the expected results from our supply chain initiatives. We may also have difficulty recruiting or developing qualified managers. Failure to implement our growth strategy may have a material adverse effect on VF’s business.

VF’s operations in international markets, and earnings in those markets, may be affected by legal, regulatory, political and economic risks.

Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations. These include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets.

We cannot predict whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the United States, the European Union or other countries upon the import or export of our products in the future, or what effect any of these actions would have on VF’s business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices.

Approximately one-third of VF’s income is earned in international jurisdictions. VF is exposed to risks of changes in U.S. policy for companies having business operations outside the United States. In recent months, the President and others in his Administration have proposed changes in U.S. income tax laws that could, among other things, accelerate the U.S. taxability of non-U.S. earnings or limit foreign tax credits. Although such proposals have been deferred, if new legislation were enacted, it is possible our U.S. income tax expense could increase, which would reduce our earnings.

VF uses foreign suppliers and manufacturing facilities for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.

During fiscal 2009, approximately 84% of VF’s products sold were produced by and purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in Mexico, Central America, Poland and the Middle East. Although no single supplier and no one country is critical to VF’s production needs, any of the following could materially and adversely affect our ability to produce or deliver VF products and, as a result, have a material adverse effect on VF’s business, financial condition and results of operations:

•	Political or labor instability in countries where VF’s facilities, contractors and suppliers are located;

•	Political or military conflict, which could cause a delay in the transportation of raw materials and products to VF and an increase in transportation costs;

•	Heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more lengthy inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for VF’s anticounterfeiting measures and damage to the reputation of its brands;

•	Disease epidemics and health-related concerns, such as the H1N1 virus, bird flu, SARS, mad cow and hoof-and-mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of VF’s goods produced in infected areas;

•	Imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•	Imposition of duties, taxes and other charges on imports; and

•	Imposition or the repeal of laws that affect intellectual property rights.

Our business is subject to national, state and local laws and regulations for environmental, employment, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by VF or by independent suppliers who manufacture products for VF could have an adverse effect on our operations and cash flows.

Numerous governmental agencies enforce comprehensive federal, state and local laws and regulations on a wide range of environmental, employment, safety and other matters. VF could be adversely affected by costs of compliance or violations of those laws and regulations. In addition, the costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors. Further, violations of such laws and regulations could affect the availability of inventory, thereby affecting our net sales.

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

VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.

Approximately 30% of VF’s Total Revenues is derived from international markets. VF’s foreign businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates may affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors or VF plants located in foreign countries. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.

In accordance with our operating practices, we hedge a significant portion of our foreign currency transaction exposures arising in the ordinary course of business to reduce risks in our cash flows and earnings. Our hedging strategy may not be effective in reducing these risks, and no hedging strategy can completely insulate VF from foreign exchange risk. We do not hedge foreign currency translation rate changes.

Further, our use of derivative financial instruments may expose VF to counterparty risks. Although VF only enters into hedging contracts with counterparties having investment grade credit ratings, it is possible that the credit quality of a counterparty could be downgraded or a counterparty could default on its obligations, which could have a material adverse impact on VF’s financial condition, results of operations and cash flows.

VF borrows funds on a short-term basis, primarily to support seasonal working capital requirements. Long-term debt is part of VF’s total capital structure. VF may have difficulty accessing capital markets for short or long-term financing.

During the last two years, the global capital and credit markets have experienced extreme levels of volatility and disruption, with government intervention, mergers or bankruptcies of several major financial institutions, and a general decline in global liquidity. Many corporate issuers have been unable to access credit markets.

Although VF had over $700 million of cash and equivalents at the end of 2009, we typically use short-term commercial paper borrowings to support seasonal working capital requirements, with amounts generally repaid by the end of each year from strong cash flows from operations. VF was able to continue to borrow in the commercial paper markets during the last two years, and all commercial paper borrowings were repaid by the end of each year. In addition, VF may access the long-term capital markets to replace maturing debt obligations or to fund acquisition or other growth opportunities. There is no assurance that the commercial paper markets or the long-term capital markets will continue to be reliable sources of financing for VF.

VF has committed domestic and international bank credit facilities. One or more of the participating banks may not be able to honor their commitments, which could have an adverse effect on VF’s business.

If we were to have difficulty in accessing the short or long-term capital markets, VF has $1.3 billion of committed domestic and international bank credit facilities that expire in October 2012. Continued distress in the financial markets could, however, impair the ability of one or more of the banks participating in our credit agreements from honoring their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

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

VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others imitating its products and infringing its intellectual property rights. With the shift in product mix to higher priced brands in recent years, VF is more susceptible to infringement of its intellectual property rights. Some of VF’s brands, such as The North Face®, Vans®, JanSport®, Nautica®, Wrangler® and Lee® brands, enjoy significant worldwide consumer recognition, and the generally higher pricing of such products creates additional risk of counterfeiting and infringement.

Counterfeiting of VF’s products or infringement on its intellectual property rights could diminish the value of our brands or otherwise adversely affect VF revenues. Actions we have taken to establish and protect VF’s intellectual property rights may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of VF’s products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the United States or other countries, such as changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on VF’s ability to enforce those rights.

The value of VF’s intellectual property could diminish if others assert rights in, or ownership of, trademarks and other intellectual property rights of VF, or trademarks that are similar to VF’s trademarks, or trademarks that VF licenses from others. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to VF’s trademarks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar trademarks. VF is from time to time involved in opposition and cancellation proceedings with respect to some of its intellectual property rights.

VF is subject to the risk that its licensees may not maintain the value of VF’s brands.

During 2009, $77.2 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

•	Obtain capital;

•	Manage its labor relations;

•	Maintain relationships with its suppliers;

•	Manage its credit risk effectively; and

•	Maintain relationships with its customers.

In addition, VF relies on its licensees to help preserve the value of its brands. Although we make every attempt to protect VF’s brands through, among other things, approval rights over design, production processes and quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of licensed VF brands by our licensees. The misuse of a brand by a licensee could have a material adverse effect on that brand and on VF.

VF has entered into license agreements to use the trademarks of others. Loss of a license could have an adverse effect on VF’s operating results.

VF has entered into agreements to market products under licenses granted by third parties, including Major League Baseball, the National Football League and Harley-Davidson Motor Company, Inc. Some of these licenses are for a short term and do not contain renewal options. Loss of a license, which in certain cases could result in an impairment charge for related operating and intangible assets, could have an adverse effect on VF’s operating results.

VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of that technology could harm VF’s ability to effectively operate its business.

Our ability to effectively manage and operate our business depends significantly on information technology systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses, or a breach in security of these systems could adversely impact the operations of VF’s business. Moreover, VF and its customers could suffer harm if customer information were accessed by third parties due to a security failure in VF’s systems. It could also require significant expenditures to remediate any such failure, problem or breach.

If VF encounters problems with its distribution system, VF’s ability to deliver its products to the market could be adversely affected.

VF relies on its distribution facilities to warehouse and, using its own employees or in some cases independent contractors, to ship product to its customers. VF’s distribution system includes computer-controlled and automated equipment, which means its operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of VF’s products are distributed from a relatively small number of locations, VF’s operations could also be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers. We maintain business interruption insurance, but it may not adequately protect VF from the adverse effects that could be caused by significant disruptions in VF’s distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, VF’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from its distribution facilities. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating expense in VF’s Consolidated Statement of Income and could be material.

Under current accounting standards, we estimate the fair value of acquired assets, including intangible assets, and assumed liabilities arising from a business acquisition. The excess, if any, of the cost of the acquired business over the fair value of net tangible and intangible assets acquired is goodwill. The goodwill is then assigned to a business unit or “reporting unit” within VF, which depends on how the acquired business will be operated after integration into VF.

We evaluate trademark intangible assets that are not amortized and goodwill for possible impairment at least annually. In addition, intangible assets that are being amortized are tested for impairment whenever events or circumstances indicate that their carrying value might not be recoverable. For these impairment tests, we use various valuation methodologies to estimate the fair value of our business units and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference. During 2009, we recognized goodwill and intangible asset impairment charges totaling $122.0 million.

At December 2009, VF had approximately $1.0 billion of indefinite-lived trademark intangible assets and $1.4 billion of goodwill on its balance sheet. These assets are not required to be amortized under current accounting rules. In addition, VF had approximately $0.5 billion of intangible assets that are being amortized under current accounting rules. Goodwill and intangible assets combined represent 45% of VF’s Total Assets and 76% of Stockholders’ Equity.

It is possible that we could have an impairment charge for goodwill or trademark intangible assets in future periods if (i) overall economic conditions in 2010 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and EBITDA and, accordingly, lower implied values of goodwill and intangible assets. Specifically regarding our Contemporary Brands Coalition, the recession of the last two years has particularly impacted the upper tier or premium department and specialty store channel of distribution and, in many cases, products sold through this premium channel. While no impairment is indicated for any of our business units within this coalition, if the premium channel does not improve from recessionary levels or if the growth strategies of our business units are not successful, it is possible that an impairment charge would be required. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

VF’s defined benefit pension plans were underfunded at the end of 2009 due primarily to the decline in market value of the plans’ investment portfolios, resulting from the global financial and credit crisis that began near the end of 2007. This resulted in recognition of a significant liability representing the underfunded status of our plans and a significant charge to Stockholders’ Equity in our Consolidated Balance Sheets at the end of 2008 and 2009, as well as a significant increase in our 2009 pension expense. If the pension plans’ investments were to decline in value or if the level of interest rates were to decline from the current level, the pension plans could be further underfunded, resulting in recognition of additional underfunded liabilities and additional charges to Stockholders’ Equity in our Consolidated Balance Sheets, higher pension expense and possibly additional cash contributions to fund the plans.

VF’s defined benefit pension plans were underfunded at the end of 2009, resulting in recognition of $238.8 million of pension liabilities at the end of 2009. Differences between actual results and amounts estimated using actuarial assumptions (e.g., investment returns, discount rate, mortality) are deferred and amortized in future years’ pension cost. Deferred actuarial losses included in Stockholders’ Equity totaled $266.0 million. Primarily because of these deferred actuarial losses, our pension cost increased from $10.8 million in 2008 to $98.0 million in 2009. To improve the funded status of our pension plans, we made over $200 million of discretionary contributions to our plans during 2009.

A further decrease in the value of our plans’ assets or a decrease in the discount rate used to value the plans’ liabilities to participants could result in a further decrease in the plans’ funded status. In that case, VF would recognize additional pension liabilities and additional charges to Stockholders’ Equity in our Consolidated Balance Sheet and higher pension expense in future years. Further, VF could be required to make additional cash funding contributions to return the pension plans to a fully funded status over the next few years.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

VF owns certain facilities used in manufacturing and distribution activities and leases a distribution center under a capital lease. Other facilities are leased under operating leases that generally contain renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs. Manufacturing, distribution and administrative facilities being utilized at the end of 2009 are summarized below by reportable segment:

	Square Footage
	Owned		Leased

Outdoor & Action Sports	1,100,000	*	2,200,000
Jeanswear	6,200,000		1,700,000
Imagewear	800,000		1,700,000
Sportswear	500,000		200,000
Contemporary Brands	200,000		100,000
Corporate and shared services	200,000		100,000

	9,000,000		6,000,000

*	Includes assets under capital lease.

Approximately 66% of the owned and leased space represents manufacturing (cutting, sewing and finishing) and distribution facilities. The remainder represents administrative and showroom facilities.

In addition to the above, VF owns or leases retail locations totaling 7,100,000 square feet. VF also leases 500,000 square feet of space that was formerly used in its operations but is now subleased to a third party through the end of the lease term.

Item 3.	Legal Proceedings.

On September 22, 2009, the U.S. Environmental Protection Agency filed a lawsuit against VF Outdoor, Inc. alleging violations of the Federal Insecticide, Fungicide and Rodenticide Act resulting from the alleged sale of unregistered pesticides in shoes. The lawsuit was filed with the Regional Hearing Clerk of the U.S. Environmental Protection Agency, Region IX. The parties entered into an agreement to settle the proceeding in the first quarter of 2010. There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which VF or any of its subsidiaries is a party or to which any of their property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for VF’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The high and low sale prices of VF Common Stock, as reported on the NYSE Composite Tape in each calendar quarter of 2009, 2008 and 2007, along with dividends declared, are as follows:

			Dividends
	High	Low	Declared

2009
Fourth quarter	$79.79	$68.60	$0.60
Third quarter	73.81	53.53	0.59
Second quarter	69.72	53.27	0.59
First quarter	59.98	46.06	0.59

			$2.37

2008
Fourth quarter	$77.69	$38.22	$0.59
Third quarter	84.60	65.50	0.58
Second quarter	79.87	69.44	0.58
First quarter	83.29	63.68	0.58

			$2.33

2007
Fourth quarter	$87.36	$68.15	$0.58
Third quarter	96.20	78.27	0.55
Second quarter	95.10	82.52	0.55
First quarter	83.29	73.59	0.55

			$2.23

As of January 30, 2010, there were 4,526 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

Performance graph:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P Apparel, Accessories & Luxury Goods Subindustry Index (“S&P Apparel Index”) for the five calendar years ended December 31, 2009. The S&P Apparel Index at the end of 2009 consisted of Carter’s, Inc., Coach, Inc., Perry Ellis International, Inc., Fossil, Inc., Hanesbrands Inc., Liz Claiborne, Inc., Maidenform Brands, Inc., Movado Group, Inc., Oxford Industries, Inc., Phillips-Van Heusen Corporation, Polo Ralph Lauren Corporation, Quiksilver, Inc., True Religion Apparel, Inc., Under Armour, Inc., Unifirst Corporation, VF Corporation, Volcom, Inc. and The Warnaco Group, Inc. The graph assumes that $100 was invested on December 31, 2004, in each of VF Common Stock, the S&P 500 Index and the S&P Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of calendar years 2004 through 2009. Past performance is not necessarily indicative of future performance.

Comparison of Five Year Total Return of
VF Common Stock, S&P 500 Index and S&P Apparel Index
VF Common Stock closing price on December 31, 2009 was $73.24

TOTAL SHAREHOLDER RETURNS

	December
	2004
Company / Index	Base	2005	2006	2007	2008	2009
VF CORPORATION	$100	$101.86	$155.26	$133.54	$110.18	$152.92

S&P 500 INDEX	100	104.91	121.48	128.16	80.74	102.11

S&P APPAREL INDEX	100	102.33	132.61	98.74	59.65	99.11

Issuer purchases of equity securities:

				Maximum Number
			Total Number of	of Shares that
	Total	Weighed	Shares Purchased as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plans or	Under the Plan or
Fiscal Period	Purchased	per Share	Programs	Programs(1)

Oct 4 — Oct 31, 2009	188,900	$72.23	188,900	2,237,020
Nov 1 — Nov 28, 2009	523,300	73.53	523,300	1,713,720
Nov 29 — Jan 2, 2010	68,600	73.23	68,600	1,645,120

Total	780,800		780,800

(1)	During the quarter, 750,000 shares of Common Stock were purchased under open market transactions. In addition, VF purchased 30,800 shares of Common Stock in connection with VF’s deferred compensation plans. We currently intend to repurchase at least 3.0 million shares in 2010 and will continue to evaluate future share purchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data for the five years ended January 2, 2010. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Notes” included in this report. Historical results presented herein may not be indicative of future results.

	2009	2008	2007	2006	2005
	Dollars and shares in thousands, except per share amounts

Summary of Operations(1)
Total revenues	$7,220,286	$7,642,600	$7,219,359	$6,215,794	$5,654,155
Operating income	736,817	938,995	965,441	826,144	767,951
Income from continuing operations attributable to VF Corporation	461,271	602,748	613,246	535,051	482,629
Discontinued operations attributable to VF Corporation	—	—	(21,625)	(1,535)	35,906
Cumulative effect of a change in accounting policy		—	—	—	(11,833)
Net income attributable to VF Corporation	461,271	602,748	591,621	533,516	506,702

Earnings (loss) per common share attributable to VF Corporation common stockholders — basic
Income from continuing operations	$4.18	$5.52	$5.55	$4.83	$4.33
Discontinued operations	—	—	(0.20)	(0.01)	0.32
Cumulative effect of a change in accounting policy	—	—	—	—	(0.11)
Net income	4.18	5.52	5.36	4.82	4.54
Earnings (loss) per common share attributable to VF Corporation common stockholders — diluted
Income from continuing operations	$4.13	$5.42	$5.41	$4.73	$4.23
Discontinued operations	—	—	(0.19)	(0.01)	0.31
Cumulative effect of a change in accounting policy	—	—	—	—	(0.10)
Net income	4.13	5.42	5.22	4.72	4.44
Dividends per share	2.37	2.33	2.23	1.94	1.10
Dividend payout ratio(2)(7)	46.0%	43.0%	42.7%	41.1%	24.2%

Financial Position
Working capital	$1,536,773	$1,640,828	$1,510,742	$1,563,162	$1,213,233
Current ratio	2.4	2.6	2.3	2.5	2.1
Total assets	$6,470,657	$6,433,868	$6,446,685	$5,465,693	$5,171,071
Long-term debt	938,494	1,141,546	1,144,810	635,359	647,728
Redeemable preferred stock	—	—	—	—	23,326
Stockholders’ equity	3,813,285	3,557,245	3,578,555	3,271,849	2,813,066
Debt to total capital ratio(3)	23.7%	25.2%	26.4%	19.5%	22.6%
Average number of common shares outstanding	110,389	109,234	110,443	110,560	111,192
Book value per common share	$34.58	$32.37	$32.58	$29.11	$25.50

Other Statistics(4)
Operating margin	11.9%	12.3%	13.4%	13.3%	13.6%
Return on invested capital(5)(6)(7)	12.6%	13.5%	14.8%	14.7%	14.2%
Return on average stockholders’ equity(6)(7)	15.6%	16.5%	18.4%	18.0%	18.0%
Return on average total assets(6)(7)	8.7%	9.1%	10.4%	10.0%	9.4%
Cash provided by operations	$973,485	$679,472	$833,629	$454,128	$533,654
Cash dividends paid	261,682	255,235	246,634	216,529	124,116

(1)	Operating results for 2009 include a noncash charge for impairment of goodwill and intangible assets — $122.0 million (pretax) in operating income and $114.4 million (aftertax) in income from continuing operations and net income attributable to VF Corporation, $1.02 basic earnings per share and $1.03 diluted earnings per share.

(2)	Dividends per share divided by the total of income from continuing and discontinued operations per diluted share (excluding the effect of the charge for impairment of goodwill and intangible assets in 2009).

(3)	Total capital is defined as stockholders’ equity plus short-term and long-term debt.

(4)	Operating statistics are based on continuing operations (excluding the effect of the charge for impairment of goodwill and intangible assets in 2009).

(5)	Invested capital is defined as average stockholders’ equity plus average short-term and long-term debt.

(6)	Return is defined as income from continuing operations before net interest expense, after income taxes.

(7)	Information presented for 2009 excludes the impairment charge for goodwill and intangible assets. This information is a non-GAAP measure as discussed in “Non-GAAP Financial Information” in Item 7. herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

VF Corporation is a leading global marketer of branded lifestyle and other apparel products. Management’s vision is to grow VF by building leading lifestyle brands that excite consumers around the world. Lifestyle brands, representative of the activities that consumers aspire to, generally extend across multiple geographic markets and product categories and therefore have greater opportunities for growth.

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

VF’s businesses are grouped into five product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses are referred to as “coalitions.” Both management and VF’s Board of Directors evaluate operating performance at the coalition level, which is consistent with that used for management incentive compensation. These coalitions represent VF’s reportable segments. These groupings of businesses are summarized as follows:

Coalition	Principal VF-owned Brands

Outdoor & Action Sports	The North Face®, Vans®, JanSport®, Eastpak®, Kipling® (except in North America), Napapijri®, Reef®, Eagle Creek®
Jeanswear	Wrangler®, Wrangler Hero®, Lee®, Riders®, Rustler®, Timber Creek by Wrangler®
Imagewear	Red Kap®, Bulwark®, Majestic®
Sportswear	Nautica®, Kipling® (in North America)
Contemporary Brands	7 For All Mankind®, John Varvatos®, Splendid®, Ella Moss®, lucy®

Impact of the Current Global Economic Environment

The global recession that began near the end of 2007 is the longest and most severe recession in the last several decades. This recession, which has resulted in flat-to-falling consumer income levels, sharp declines in real estate and global securities markets, volatility in commodity and currency markets, significant increases in unemployment, numerous retailer and other bankruptcies, and unprecedented government stimulus programs, has led to a decline in consumer spending that has impacted VF as well as most other companies. Recent statistics indicate that the U.S. and global economies are showing some signs of stability, but unemployment is still very high and consumer spending remains weak.

Consumer spending represents about 70% of the domestic economy, and spending at retail represents about one-half of that. The general reduction in household wealth and income over the last two years, along with reduced availability of consumer credit and increased savings and debt repayment rates, has reduced consumer purchases of discretionary items such as apparel. Reduced consumer spending has had a significant impact on sales in all retail channels, and particularly in sales of premium, higher priced products in the upper tier distribution channels. Although there are some signs of stabilization, consumer confidence remains weak. We believe economic conditions will remain difficult and that consumer spending will remain constrained in global markets through 2010.

In response to these market conditions, VF was aggressive in reducing costs and lowering inventory levels during 2009. However, we have continued to invest in our brands and, in 2010, are expecting to increase our investments in advertising, product development and retail store expansion. These investments, totaling $50 million, will be very targeted and concentrated in those businesses with the strongest opportunities for growth, including The North Face®, Vans® and 7 For All Mankind® brands, and our business in Asia. A portion of these investments will be targeted at further strengthening our product innovation and sustainability platforms. We believe that the strength of our brands is fundamental to our success in this economic climate.

Long-term Financial Targets

While our long-term revenue and earnings growth targets, as described below, were not achieved in 2009 due to global recessionary conditions and are not expected to be achieved in 2010, our long-term targets remain intact. These targets are summarized below:

•	Revenue growth of 8% to 10% per year — Our long-term revenue growth target is 8% to 10% per year, with approximately 6% to 7% coming from organic growth and 2% to 3% from acquisitions. We met this long-term target by achieving revenue growth of 16% in 2007. However, our revenues increased by 6% in 2008 and declined by 6% in 2009, reflecting the impact of the global economic environment discussed above. Key drivers of future growth, consistent with the 8% to 10% long-term target, include growth in our lifestyle brands, acquisitions of additional lifestyle brands, international expansion and continued growth in our direct-to-consumer business. We now expect our international revenues to grow to 40% of Total Revenues, compared with a prior long-term target of 33%. International revenues accounted for 30% of our Total Revenues in 2008 and 2009. In addition, we continue to expect our direct-to-consumer business to grow to a level that exceeds 20% of Total Revenues through an increase in sales within existing stores, new store openings and expansion of our e-commerce platforms. Direct-to-consumer revenues comprised 16% of our Total Revenues in 2008 and 17% in 2009. We have many programs in place to continue to drive organic growth, including a plan to invest $50 million behind our strongest brands in 2010, and will continue our aggressive search to acquire branded lifestyle businesses that meet our strategic and financial goals.

•	Operating income of 15% of revenues — Operating margins of 12.3% in 2008 and of 11.9% in 2009 (excluding the effect of the impairment charge discussed in the “Analysis of Results of Continuing Operations” section below) were negatively impacted by difficult global economic conditions. In addition, operating margins in 2008 included the negative impact from nonrecurring charges related to cost saving actions taken near the end of that year, and in 2009 included a significant increase in expense for our defined benefit pension plans. We expect to improve our operating margin as we (i) achieve disproportionate growth in our higher margin, faster growing lifestyle businesses, (ii) grow our international and retail businesses, which also have higher operating margins than VF averages, and (iii) continue our relentless focus on cost reduction.

•	Earnings per share growth of 10% to 11% per year — While we have exceeded this target in recent years, we did not meet this long-term target in 2008 and 2009 due to the negative impact of the factors discussed above. We expect to increase earnings per share by 9% to 11% in 2010.

•	Return on invested capital of 17% — We believe that a high return on capital is closely correlated with enhancing total shareholder return. We calculate return on invested capital as follows:

Income before net interest expense, after income taxes
Average stockholders’ equity, plus average short and long-term debt

Excluding the effect of the impairment charge discussed in the “Analysis of Results of Continuing Operations” section below, we earned a 12.6% return on invested capital in 2009, compared with a 13.5% return in 2008. Our returns in these years were negatively impacted by the global economic conditions discussed above, our 2008 cost reduction initiatives, our incremental pension expense in 2009 and by our 2007 acquisitions. Newly acquired businesses generally have a lower than average return on invested capital in their earlier years of ownership. We expect our return on invested capital to improve in 2010 and move closer to the long-term target of 17%.

•	Debt to capital of less than 40% — We have established a goal of keeping our debt to less than 40% of our total capitalization, with capitalization defined as our stockholders’ equity, plus combined short and long-term debt. This ratio was 23.7% at the end of 2009. If cash were netted, the ratio would have been 10.7%. This low debt to capital ratio demonstrates VF’s ability to navigate effectively through a difficult economic environment and maintain financial strength.

•	Dividend payout ratio of 40% — Our target is to return approximately 40% of earnings to our stockholders through dividends. The 2009 dividend payout ratio was 46.0% of diluted earnings per share (excluding the effect of the impairment charge discussed in the “Analysis of Results of Continuing Operations” section below). Our industry-leading dividend payout is expected to exceed 40% of earnings per share in 2010.

Strategic Objectives

Our strategy for growth consists of six drivers:

1. Build more global, growing lifestyle brands. Focus on building more global, growing lifestyle brands with an emphasis on activity-based brands.

2. Expand our share with winning customers. Develop brand and product strategies that will enable us to gain market share with successful, growing retail partners.

3. Stretch brands and customers to new geographies. Grow our international presence, particularly in China, Europe, India and Brazil.

4. Expand our direct-to-consumer business. Increase the portion of revenues obtained from VF-operated monobrand retail stores and e-commerce.

5. Fuel the growth. Maintain our competitive advantage by leveraging our supply chain and information technology capabilities across VF to drive lower costs and inventory levels, increase productivity and integrate acquisitions efficiently to generate savings that can be reinvested in our brands.

6. Build new growth enablers. Support our growth plans by identifying and developing high potential employees and by building a diverse team of talented leaders with specific focus on consumer insight and innovation.

Highlights of 2009

There were several notable actions and achievements in 2009:

•	We continued our positive momentum in the Outdoor & Action Sports businesses and achieved record revenue and operating margin levels.

•	We gained market share in the United States in our core Wrangler® and Lee® brands in a very difficult economic environment.

•	Our Asia revenues increased 28%.

•	We completed the acquisition of Mo Industries Holdings, Inc. (“Mo Industries”), a Los Angeles-based company that owns the Splendid® and Ella Moss® brands of premium sportswear marketed to upscale department and specialty stores.

•	Our direct-to-consumer business revenues grew to 17% of Total Revenues and we opened 90 stores.

•	Gross margin was at a record level of 44.3%.

•	We improved the profitability of our Sportswear businesses, achieving double-digit operating margin.

•	We reduced inventories by 17%, reflecting our aggressive management of inventory levels during the economic downturn.

•	Our record $973 million of cash flow from operating activities allowed us to grow existing cash, while funding (i) $298 million of investments in capital expenditures and acquisitions, (ii) $262 million of dividends, (iii) over $200 million in contributions to our pension plans and (iv) $112 million of repurchases of our Common Stock. We ended the year with $732 million of cash and equivalents, almost doubling our prior year position. And with our “A minus” investment grade credit rating, we continue to have access to capital markets and have the ability to borrow over $1.3 billion under committed bank credit agreements.

•	We increased our dividends paid per share for the 37th consecutive year.

Analysis of Results of Continuing Operations

Consolidated Statements of Income

The following table presents a summary of the changes in our Total Revenues during the last two years:

	2009	2008
	Compared with	Compared with
	2008	2007
	In millions

Total revenues — prior year	$7,643	$7,219
Impact of foreign currency translation	(156)	109
Organic growth (decline)	(344)	11
Acquisition in prior year (to anniversary date)	16	291
Acquisition in current year	61	13

Total revenues — current year	$7,220	$7,643

Total Revenues consist of Net Sales of products and Royalty Income from licensees. Revenues declined 6% in 2009, with 2% of the decline due to foreign currency translation. The effect of global recessionary conditions on consumer spending affected all of our businesses in 2009. In spite of the recession, we reported growth in our Outdoor & Action Sports businesses in 2009. Revenues increased in 2008 due to overall unit volume increases and organic growth in our Outdoor & Action Sports businesses and the benefit of a full year of operations of our Contemporary Brands businesses acquired in 2007. Additional details on revenues are provided in the section titled “Information by Business Segment.”

In translating foreign currencies into the U.S. dollar, the stronger U.S. dollar in relation to the functional currencies where VF conducts the majority of its business (primarily the European euro countries) negatively impacted revenue by $156 million in 2009 relative to 2008. A weaker U.S. dollar benefited revenues by $109 million in 2008 relative to 2007. The weighted average translation rate for the euro was $1.39 per euro during 2009, compared with $1.47 during 2008 and $1.36 during 2007.

The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	2009	2008	2007

Gross margin (total revenues less cost of goods sold)	44.3%	43.9%	43.5%
Marketing, administrative and general expenses	32.4	31.7	30.1
Impairment of goodwill and intangible assets	1.7	—	—

Operating income	10.2%	12.3%	13.4%

Gross margins increased 1.4% in 2009 over 2008 and 1.0% in 2008 over 2007 from the impact of our direct-to-consumer operations, which have gross margin percentages higher than VF averages. In addition, our aggressive management of inventory levels in 2009 resulted in gross margin improvement due to a lower impact from the disposal of excess and obsolete inventory. The increase in 2009 was partially offset by lower gross margins in our European jeanswear and imagewear businesses. The 2008 increase was partially offset by lower gross margins primarily in our European jeanswear business. See the “Information by Business Segment” section below.

Marketing, Administrative and General Expenses as a percent of revenues increased 1.2% in 2009 over 2008 due to the higher expense of our defined benefit pension plans and 1.1% due to growth in our direct-to-consumer business, which has a higher expense ratio than our wholesale business. The 2009 comparison benefited from (i) the absence of nonrecurring charges from cost reduction actions, which increased Marketing, Administrative and General Expenses as a percent of revenues by 0.7% in 2008, and (ii) the benefit of these actions and other spending reductions in 2009.

Marketing, Administrative and General Expenses as a percent of revenues increased 1.4% in 2008 over 2007 due to the growth in our direct-to-consumer business and 0.7% due to nonrecurring charges from the cost reduction actions mentioned above. These increases were partially offset by lower incentive compensation and other spending reductions in 2008.

We include costs of cooperative advertising, licensing, retail stores, and shipping and handling in Marketing, Administrative and General Expenses, as stated in our significant accounting policies in Note A to the Consolidated Financial Statements. Some apparel companies classify cooperative advertising costs as a reduction of Net Sales and licensing costs as a reduction to Royalty Income. Further, some classify retail store costs and shipping and handling costs in Cost of Goods Sold. Accordingly, our gross margin and operating expenses may not be directly comparable with other apparel companies.

We completed our annual impairment testing for goodwill and indefinite-lived trademark intangible assets in the fourth quarter of 2009. Based on our assessment of current and expected future economic conditions, trends and forecasted cash flows at each business unit, and assumptions representative of those that market participants would make in valuing our business units, VF management determined that the carrying values of goodwill at its Reef®, Nautica®, and lucy® business units exceeded their fair values and the carrying values of trademark intangible assets at its Reef® and lucy® business units exceeded their fair values. Accordingly, VF recorded noncash impairment charges totaling $122.0 million ($114.4 million net of related income tax benefits) to reduce the carrying values of goodwill and trademark intangible assets of these business units to their fair values. Of this total, Reef® represented $36.7 million, Nautica® represented $58.5 million, and lucy® represented $26.8 million (in each case, 23%, 14% and 26% of its combined goodwill and nonamortized trademark intangible assets). For additional information, see Notes H and U to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section below. References to financial results excluding the impact of the impairment charge reflect non-GAAP measures and are addressed below in the “Non-GAAP Financial Information” section.

Interest income decreased $3.9 million in 2009 and $3.2 million in 2008 primarily due to lower interest rates. Interest expense (including bank fees and amortization of deferred costs and a hedging gain) decreased $8.1 million in 2009 due to reduced short-term borrowing levels and lower interest rates. Interest expense increased $21.9 million in 2008 due to an increase in debt related to the issuance of $600.0 million of senior long-term notes in October 2007 to fund our 2007 acquisitions. This increase was partially offset by lower short-term borrowing rates. Average interest-bearing debt outstanding totaled approximately $1,364 million for 2009, $1,454 million for 2008 and

$1,080 million for 2007. The weighted average interest rate on outstanding debt was 6.1% for 2009, 6.3% for 2008 and 6.4% for 2007.

The effective income tax rate was 29.9% in 2009 and 26.2% excluding the impairment charge discussed above. These rates compared with 28.9% in 2008 and 32.3% in 2007. During 2009, we recorded tax benefits of $17.5 million related to favorable outcomes of U.S. state tax audits and from expirations of statutes of limitations in several U.S. state and international jurisdictions where accruals for uncertain tax positions had been recorded. These items lowered our 2009 annual tax rate by 2.7%. During 2008, we recorded tax benefits of $24.6 million related primarily to favorable outcomes of foreign tax audits, expirations of statutes of limitations in foreign jurisdictions and other state tax benefits that lowered our 2008 annual tax rate by 2.9%. In addition, during 2008, we recorded tax benefits of $11.5 million to reflect updated assessments of previously accrued amounts, which lowered our 2008 annual tax rate by 1.4%. During 2007, we recorded tax benefits of $12.0 million related primarily to expirations of statutes of limitations in several international jurisdictions that lowered our 2007 annual tax rate by 1.3%. The remaining declines in the effective income tax rate in 2009 (excluding the impairment charge) from 2008 and in 2008 from 2007 were primarily attributed to growth in our international businesses in jurisdictions having effective tax rates that are substantially lower than the United States.

Net Income Attributable to VF Corporation decreased to $461.3 million in 2009 from $602.7 million in 2008, while earnings per share decreased to $4.13 in 2009 from $5.42 in 2008. (All per share amounts are presented on a diluted basis.) Earnings per share in 2009 were $5.16 excluding a $1.03 impairment charge for goodwill and intangible assets. Earnings per share in 2009 were also negatively impacted by (i) incremental pension expense in our defined benefit pension plans of $0.48 over the 2008 level and (ii) an unfavorable impact of $0.18, compared with 2008, from translating foreign currencies into a stronger U.S. dollar. Earnings per share in 2009 benefited from the absence of nonrecurring charges of $0.30 per share for cost reduction actions taken in the fourth quarter of 2008.

Net Income Attributable to VF Corporation decreased 2% to $602.7 million in 2008 from $613.2 million in 2007, while earnings per share increased to $5.42 in 2008 from $5.41 in 2007. Cost reduction actions taken during the fourth quarter of 2008 lowered earnings per share by $0.30. Cost reduction actions completed in 2007, partially offset by the gain on exiting the H.I.S® business, reduced 2007 earnings per share by $0.06. In translating foreign currencies into the U.S. dollar, the weaker U.S. dollar had a $0.15 favorable impact on earnings per share in 2008 compared with 2007. Discrete tax items accounted for an incremental benefit of $0.16 in 2008 earnings per share over 2007. Earnings per share increased slightly in 2008 on lower Income from Continuing Operations due to the reduced number of diluted shares outstanding in 2008.

Information by Business Segment

For business segment reporting purposes, Coalition Revenues and Coalition Profit represent net sales, royalty income and operating expenses under the direct control of an individual coalition, along with its share of centralized corporate expenses directly related to the coalition and amortization of acquisition-related intangible assets. Corporate expenses not apportioned to the coalitions, impairment charges for goodwill and intangible assets, net interest expense and a significant portion of our pension expense are excluded from Coalition Profit.

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

The following tables present a summary of the changes in our Total Revenues and Coalition Profit by coalition during the last two years:

	Outdoor
	& Action				Contemporary
	Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
	In millions

Coalition Revenues — 2007	$2,387	$2,897	$988	$631	$195	$121
Impact of foreign currency translation	59	50	—	—	—	—
Organic growth (decline)	282	(195)	(30)	(60)	12	2
Acquisitions in prior year	14	—	33	—	244	—
Acquisition in current year	—	13	—	—	—	—

Coalition Revenues — 2008	2,742	2,765	991	571	451	123
Impact of foreign currency translation	(76)	(77)	—	—	(3)	—
Organic growth (decline)	86	(182)	(126)	(73)	(37)	(12)
Acquisition in prior year	—	16	—	—	—	—
Acquisition in current year	—	—	—	—	61	—

Coalition Revenues — 2009	$2,752	$2,522	$865	$498	$472	$111

	Outdoor
	& Action				Contemporary
	Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
	In millions

Coalition Profit — 2007	$393	$479	$142	$67	$24	$4
Impact of foreign currency translation	9	10	—	—	—	—
Operations	52	(110)	(10)	(25)	28	(7)

Coalition Profit — 2008	454	379	132	42	52	(3)
Impact of foreign currency translation	(16)	(8)	—	—	(2)	1
Operations	70	(1)	(45)	10	(13)	4

Coalition Profit — 2009	$508	$370	$87	$52	$37	$2

Operating results of the John Varvatos business unit for 2007 and 2008 have been reclassified from the Sportswear Coalition to the Contemporary Brands Coalition reflecting the change in internal management responsibility, which began in 2009.

Outdoor & Action Sports:

				Percent Change
	2009	2008	2007	2009	2008
	Dollars in millions

Coalition Revenues	$2,752.0	$2,742.1	$2,387.1	0.4%	14.9%
Coalition Profit	508.3	454.2	392.7	11.9%	15.7%
Operating Margin	18.5%	16.6%	16.4%

The Outdoor & Action Sports Coalition consists of VF’s outdoor and action sports-related businesses including The North Face® brand apparel, footwear and equipment, Vans® performance and casual footwear and apparel, JanSport® and Eastpak® daypacks and apparel, Kipling® bags and accessories, Napapijri® outdoor-based sportswear, Reef® beach-inspired footwear and apparel and Eagle Creek® adventure travel gear.

Coalition Revenues in 2009 increased slightly on a reported basis compared with 2008 and 3% on a constant currency basis. Reported global revenues of the two largest brands in this coalition increased in 2009 — The North Face® by 6% (including a negative impact of 3% from foreign currency translation) and Vans® by 5% (including a negative impact of 2% from foreign currency translation). In addition, revenues in Asia increased by more than 50%, largely due to increases in the Vans® brand, which was just introduced into China in 2008. These increases were offset by the impact of foreign currency translation and revenue declines in the other coalition businesses.

Coalition Revenues increased in 2008 led by global unit gains from strong consumer demand for our The North Face®, Vans®, Kipling®, Napapijri® and Eastpak® brands. Growth in these brands, particularly The North Face® and Vans®, included geographic expansion and the opening of additional owned retail locations. Domestic revenues for our outdoor and action sports businesses increased 11%, while international revenues increased 21% with the favorable effects of foreign currency accounting for 6% of this increase.

Approximately one-half of the operating margin improvement in 2009 over 2008 resulted from increased gross margins in our outdoor and action sports businesses, with their direct-to-consumer revenues making up a larger portion of total Coalition Revenues in 2009. In addition, the 2009 operating margin comparison benefited by 0.3% from an $8.3 million nonrecurring charge in 2008 related to cost reduction actions. The remainder of the operating margin improvement in 2009 over 2008 was due to lower spending, partially offset by continued investments to expand the direct-to-consumer business.

The increase in operating margin in 2008 over 2007 was driven by higher revenues, resulting in improved leverage of operating expenses, and growth in our international and direct-to-consumer operations, where operating margins are higher. These improvements were partially offset by the charge related to cost reduction actions mentioned above.

Jeanswear:

				Percent Change
	2009	2008	2007	2009	2008
	Dollars in millions

Coalition Revenues	$2,522.5	$2,764.9	$2,896.7	(8.8)%	(4.6)%
Coalition Profit	370.2	378.9	479.4	(2.3)%	(21.0)%
Operating Margin	14.7%	13.7%	16.6%

The Jeanswear Coalition consists of our global jeanswear businesses, led by the Wrangler® and Lee® brands.

Domestic jeanswear revenues declined 4% in 2009 from 2008 due primarily to a difficult retail environment, including the loss of volume from customers who filed for bankruptcy in 2008 and a reduction in noncore Riders® brand plus size and seasonal programs. Despite these reductions, we believe that we are gaining market share in our Wrangler® men’s, Lee® men’s and women’s, and core Riders® women’s businesses, driven by the success of new product innovation. Domestic jeanswear revenues decreased 8% in 2008 from 2007 due to a very difficult retail environment caused by the deteriorating global economy that impacted the Lee, mass market and western specialty businesses.

Jeanswear revenues in international markets, including Europe, Canada, Mexico, Latin America and Asia, declined 18% in 2009 from 2008, with 8% of the decline resulting from the negative impact of foreign currency translation. The remainder of the decline was driven by recessionary conditions, especially in Europe, and the decision earlier in 2009 to exit our mass market jeans business in Europe. These declines were partially offset by a 14% increase in jeanswear revenues in Asia.

Jeanswear revenues in international markets increased 2% in 2008 over 2007. Foreign currency translation positively impacted international jeanswear 2008 revenues by 5%. Therefore, revenues on a constant currency basis were down in 2008, reflecting difficult economic conditions in key European countries and the sale of the H.I.S® business in 2007, which accounted for $25 million of revenues in that year. These declines were partially offset by revenue growth in our Asia business.

The Jeanswear operating margin comparison in 2009 benefited by 1.0% from nonrecurring charges in 2008 of $27.3 million related to cost reduction actions. The negative impact of higher distressed inventory provisions in our European businesses in 2009 was offset by lower spending across the coalition due in part to the cost reduction actions taken in 2008.

Jeanswear operating margin in 2008 was negatively impacted compared with 2007 due to the charges in 2008 discussed above, lower revenues that negatively impacted the expense to revenue ratio, increased promotional activities and higher product costs. The 2007 operating margin was favorably impacted by 0.2% related to the gain on the sale of H.I.S® trademarks and related intellectual property during that year.

Imagewear:

				Percent Change
	2009	2008	2007	2009	2008
	Dollars in millions

Coalition Revenues	$865.5	$991.1	$988.3	(12.7)%	0.3%
Coalition Profit	87.5	131.6	141.9	(33.5)%	(7.2)%
Operating Margin	10.1%	13.3%	14.4%

The Imagewear Coalition consists of VF’s Image division (occupational apparel and uniforms) and the Licensed Sports division (owned and licensed high profile sports and lifestyle apparel).

Image apparel revenues declined 17% in 2009 from 2008 due to rising unemployment, particularly in the manufacturing and petrochemical sectors. Licensed Sports revenues were down 8% in 2009 from 2008, resulting from lower attendance at sporting events and the overall weak retail environment and the highly discretionary nature of consumer spending on these products. Coalition Revenues were flat in both our Image and Licensed Sports divisions in 2008 compared with 2007.

Operating margin declined in 2009 from 2008 due to revenue declines that negatively impacted the expense to revenue ratio and economic factors that affected obligations under royalty agreements in our Licensed Sports division.

The operating margin decline in 2008 from 2007 reflected difficult market conditions in the fourth quarter of 2008 that especially affected consumer spending in our Licensed Sports division. In addition, the 2008 operating results included a $2.0 million nonrecurring charge for cost reduction activities that negatively impacted the operating margin by 0.2% and additional investments in advertising that accounted for 0.4% of the margin decline.

Sportswear:

				Percent Change
	2009	2008	2007	2009	2008
	Dollars in millions

Coalition Revenues	$498.3	$570.7	$631.2	(12.7)%	(9.6)%
Coalition Profit	52.0	41.6	66.8	25.0%	(37.8)%
Operating Margin	10.4%	7.3%	10.6%

The Sportswear Coalition consists of our Nautica® lifestyle brand and the Kipling® brand business in North America (whereas the Kipling® brand is managed as part of the Outdoor & Action Sports Coalition outside North America).

The decline in Coalition Revenues in 2009 from 2008 was driven by a 13% decrease in Nautica® brand revenues. The decline in the Nautica business resulted from difficult market conditions in the department store channel and lower volume in our retail outlet stores.

Coalition Revenues were down 7% in 2008 compared with 2007, with an 11% decrease in our Nautica® brand revenues partially offset by a double-digit revenue gain in our Kipling® brand businesses. The decline in the Nautica business resulted from the very challenging department and outlet store trends mentioned above and the exit in early 2008 of our women’s wholesale business.

Sportswear Coalition operating margin improved in 2009 from 2008 due to aggressive cost and inventory reduction actions in our Nautica business. Also, the 2009 operating margin comparison benefited by 1.0% from $5.8 million in nonrecurring charges in 2008 related to cost reduction actions, including the exit of the Nautica® women’s wholesale sportswear business.

Sportswear Coalition operating margin declined in 2008 from 2007 due to lower Nautica® brand revenues that negatively impacted the expense to revenue ratio and increased markdown activity related to a highly promotional retail environment. In addition, as mentioned above, the 2008 operating results included nonrecurring charges for cost reduction actions that negatively impacted the operating margin by 1.0%.

Contemporary Brands:

				Percent Change
	2009	2008	2007	2009	2008
	Dollars in millions

Coalition Revenues	$471.9	$451.2	$194.7	4.6%	131.7%
Coalition Profit	37.2	51.8	24.0	(28.2)%	115.9%
Operating Margin	7.9%	11.5%	12.3%

This coalition consists of the 7 For All Mankind® brand of premium denim jeanswear and related apparel, John Varvatos® luxury apparel collection for men and lucy® brand of women’s activewear. This coalition also includes the operating results of the Splendid® and Ella Moss® brands comprised of the earnings from our one-third equity investment from June 2008 through March 2009, when the remaining two-thirds equity interest was purchased, and the consolidated operating results thereafter.

The increase in Coalition Revenues in 2009 was driven by the acquisition of the Splendid® and Ella Moss® brands in March 2009. This increase was partially offset by an 8% decline in our global 7 For All Mankind® brand revenues, driven by challenging conditions in the U.S. upper tier department and specialty store channel. We did experience growth in both the 7 For All Mankind® Asia business, where revenues nearly doubled, and the direct-to-consumer business, where revenues more than tripled. We continued to expand this brand’s reach with 21 retail store openings in 2009.

The increase in Coalition Revenues in 2008 was due to a full year of ownership of the 7 For All Mankind® and lucy® brands.

Operating margin was negatively impacted in 2009 compared with 2008 due to volume declines in our 7 For All Mankind® wholesale business that negatively impacted the expense to revenue ratio, increased retail investments across the coalition and higher operating losses in our lucy® and John Varvatos® businesses. The 2009 operating margin comparison benefited by 1.5% from nonrecurring charges in 2008 related to an unremitted value-added tax and duty matter and cost reduction initiatives. Operating margins for our 7 For All Mankind®, Splendid® and Ella Moss® brands in 2009 were above the coalition average at 16% and 20%, respectively.

The operating margin decline in 2008 from 2007 reflects high levels of promotion and markdown-related expenses as a result of the significant impact of the economic downturn on the more upscale department stores. In addition, as mentioned above, the 2008 operating results included nonrecurring charges that negatively impacted operating margin by 1.5%.

Other:

				Percent Change
	2009	2008	2007	2009	2008
	Dollars in millions

Revenues	$110.2	$122.7	$121.3	(10.2)%	1.1%
Profit	1.2	(2.4)	4.0	N/A	N/A
Operating Margin	1.1%	(2.0)%	3.3%

The Other business segment includes the VF Outlet business, which is a group of VF-operated retail outlet stores in the United States that sell a broad selection of excess quantities of VF products and other branded products. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products (primarily women’s intimate apparel, childrenswear, hosiery, underwear and accessories, which provide a broader selection of merchandise to attract consumer traffic) are reported in this business segment. Revenues in the Other business segment declined in 2009 due to the impact of the economic recession on consumer spending.

Reconciliation of Coalition Profit to Consolidated Income from Continuing Operations Before Income Taxes:

There are three types of costs necessary to reconcile total Coalition Profit, as discussed in the preceding paragraphs, to Income from Continuing Operations Before Income Taxes. These costs, discussed below, are Impairment of Goodwill and Trademarks, Interest and Corporate and Other Expenses. See also Note R to the Consolidated Financial Statements.

Impairment of Goodwill and Trademarks was discussed in the previous “Consolidated Statements of Income” section. These charges resulted from our annual impairment review of these assets.

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

Corporate and Other Expenses consists of corporate headquarters’ and similar costs that are not apportioned to the operating coalitions. These expenses are summarized as follows:

	2009	2008	2007
	In millions

Information systems and shared services	$164.7	$178.2	$187.0
Less costs apportioned to coalitions	(143.7)	(150.3)	(146.4)
Less billings for transition services after sale of intimate apparel business	—	—	(13.7)

	21.0	27.9	26.9
Corporate headquarters’ costs	72.6	79.3	96.4
Trademark maintenance and enforcement	11.1	11.3	10.9
Other	91.3	1.3	6.1

Corporate and Other Expenses	$196.0	$119.8	$140.3

Information Systems and Shared Services — Included are costs of our management information systems and our centralized shared services center, which includes common financial, supply chain, human resources and customer management services that support our worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services, such as minutes of computer processing time, number of transactions or number of users. Costs to develop new computer applications that will be used across VF are not allocated to the coalitions. The decrease in information systems and shared services costs in 2009 from 2008 is primarily due to reductions in third-party data center charges and common systems amortization. The decrease in information systems and shared services costs in 2008 from 2007 resulted primarily from information systems costs incurred in 2007 for transition services provided to the acquirer of our intimate apparel business that did not recur in 2008. The reimbursement of these costs from the acquirer in 2007 is separately presented above.

Corporate Headquarters’ Costs — Headquarters’ costs include compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general expenses, which are not apportioned to the coalitions. The decline in corporate headquarters’ costs in 2009 from 2008 was due to reduced spending as part of our cost reduction efforts. The decrease in corporate headquarters’ costs in 2008 from 2007 resulted primarily from lower management incentive compensation.

Trademark Maintenance and Enforcement — Legal and other costs of registering, maintaining and enforcing the majority of VF’s trademarks, plus related costs of licensing administration, are controlled by a centralized trademark and licensing staff and are not allocated to the coalitions.

Other — This category includes (i) costs that result from corporate programs or corporate-managed decisions that are not allocated to the business units for internal management reporting, (ii) adjustments to convert the earnings of certain business units using the FIFO inventory valuation method for internal reporting to the LIFO method for consolidated financial reporting and (iii) other consolidating adjustments. The most significant of these other adjustments is related to the expense of our centrally-managed U.S. defined benefit pension plans. Coalition Profit of the business units includes only their current year service cost component of pension expense. Pension costs totaling $83.1 million for 2009, primarily representing amortization of deferred actuarial losses, were recorded in “other” expense. These costs were not significant in prior years.

Analysis of Financial Condition

Balance Sheets

Accounts Receivable decreased 9% in 2009 due to the sale of $74.2 million of selected accounts receivable, as discussed in the “Liquidity and Cash Flows” section below.

Inventories declined 17% in 2009, reflecting our aggressive management of inventory levels during the economic downturn.

Other Current Assets decreased at December 2009 from 2008 due primarily to a decrease in prepaid income taxes.

Property, Plant and Equipment was lower at the end of 2009 compared with 2008 as depreciation expense exceeded our capital spending in 2009.

Intangible Assets increased in 2009 due to the Mo Industries acquisition in March 2009, partially offset by the impairment charge and amortization.

Goodwill increased in 2009 due to the Mo Industries acquisition in March 2009, partially offset by the impairment charge.

Other Assets decreased at December 2009 due to (i) the completion of the acquisition of Mo Industries in March 2009, resulting in the elimination of the $80.5 million equity investment in one-third of its stock, and (ii) a reduction in deferred income tax assets. These decreases were partially offset by an increase in the investment securities held for VF’s deferred compensation plans.

VF has a $1.0 billion senior unsecured committed domestic revolving bank credit agreement that supports issuance of up to $1.0 billion in commercial paper and a €250.0 million (U.S. dollar equivalent of $358.3 million) senior unsecured committed international revolving bank credit agreement. There were no borrowings under these credit agreements at December 2009 or December 2008. Short-term Borrowings under other international borrowing agreements were $45.5 million at December 2009 and $53.6 million at December 2008.

The decline in Accounts Payable from 2008 to 2009 is consistent with the decline in inventories discussed above. Accrued Liabilities decreased in 2009 due primarily to the payments of the obligations associated with the cost reduction actions taken in the fourth quarter of 2008.

Total Long-term Debt at December 2009 and December 2008 was comparable. At September 2009, $200.0 million of notes, due October 1, 2010, were reclassified to Current Portion of Long-term Debt.

Other Liabilities decreased due to the reduction in the underfunded status of our defined benefit pension plans at the end of 2009, as discussed in the following paragraph. This decrease is partially offset by higher deferred income taxes and deferred compensation liabilities.

The global credit crisis and the related significant declines in global securities markets during 2008 resulted in a significant decline in the value of the investment portfolios of our defined benefit pension plans. As a result, our defined benefit pension plans are in an underfunded status, with our projected pension benefit obligations exceeding the value of our plans’ investment assets. In December 2008, the underfunded status of $414.9 million was recognized as a liability in our Consolidated Balance Sheet. To improve the funded status of our pension plans, we contributed over $200 million to these plans during 2009. Accordingly, the plans’ underfunded status recognized in our 2009 Consolidated Balance Sheet was reduced to $250.9 million. See Note N to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section below for a discussion of asset, liability and equity balances related to defined benefit pension plans.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	2009	2008
	Dollars in millions

Working capital	$1,536.8	$1,640.8
Current ratio	2.4 to 1	2.6 to 1
Debt to total capital	23.7%	25.2%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 10.7% at the end of 2009.

VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash generated from operations, which was $973.5 million in 2009, $679.5 million in 2008 and $833.6 million in 2007, is primarily dependent on the level of Net Income, changes in accounts receivable, investments in inventories and other working capital components. Net Income was $458.5 million, $602.8 million, and $592.2 million in 2009, 2008 and 2007, respectively. The decline in Net Income in 2009 was primarily due to a noncash pretax impairment charge for goodwill and intangible assets of $122.0 million.

Operating cash flow for 2009 included $200.0 million of discretionary contributions to our U.S. qualified defined benefit pension plan. There were no contributions to this plan in 2007 or 2008 because of the funded status of the plan at the beginning of each of those years. Although VF is not required and does not currently intend to make a funding contribution to the domestic qualified plan during 2010, management is committed to returning each of our defined benefit plans to a fully funded status. VF has adequate liquidity to meet future funding requirements. We will continue to evaluate the funded status of our retirement plans and future funding requirements.

The net change in operating asset and liability components provided an increase to operating cash flow of $228.1 million in 2009, in contrast to reducing operating cash flows by $150.6 million in 2008 and $12.5 million in 2007. The positive cash generation from these components in 2009 was driven by our aggressive management of inventory levels and the sale of selected accounts receivable discussed in the paragraph below. The changes in operating cash flow from other current assets resulted from an unusually high amount of prepaid income taxes at the end of 2008. Operating cash flow in 2008 benefited from an additional week of collections on accounts receivable in the 53rd week of the fiscal year; that is, collections sharply exceeded credit sales in the additional week. Operating cash flow in 2007 benefited from an unusually high accounts payable balance at the end of 2007, related to the timing of payments, that resulted in higher accounts payable disbursements in 2008.

During September 2009, VF entered into an agreement to sell selected trade accounts receivable, on a revolving basis, to a financial institution. This agreement covers the sale of up to $105.0 million of accounts receivable on a nonrecourse basis. Net proceeds of this accounts receivable sale program are recognized in the Statement of Consolidated Cash Flows as part of the accounts receivable component of cash from operations. The December 2009 balance of Accounts Receivable has been reduced by $74.2 million for amounts that had been sold under this program.

To finance ongoing operations and most unusual circumstances that may arise, VF anticipates relying on continued future strong cash generation. In addition, VF has significant existing liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of 2009, $985.2 million was available for borrowing under VF’s $1.0 billion senior unsecured committed domestic revolving bank credit facility, with

$14.8 million of standby letters of credit issued under the agreement. This credit facility is used primarily to support our seasonal commercial paper borrowings. Also at the end of 2009, €250.0 million (U.S. dollar equivalent of $358.3 million) was available for borrowing under VF’s senior unsecured committed international revolving bank credit facility.

We used cash of $212.3 million, $93.4 million and $1,060.6 million for acquisitions in 2009, 2008 and 2007, respectively, which is net of cash balances in the acquired companies. These acquisitions were funded with existing VF cash balances as well as for the 2007 acquisitions short-term commercial paper borrowings and bank borrowings. In 2007, we received $348.7 million in proceeds from the sale of our intimate apparel business.

Capital expenditures were $85.9 million in 2009, compared with $124.2 million and $113.9 million in 2008 and 2007, respectively. Capital expenditures in each of these years primarily related to our retail stores, distribution network and information systems, as well as maintenance spending across our global supply chain. We expect that capital spending could reach $110 million in 2010. Capital spending will be funded by cash flow from operations.

During 2007, VF received $592.8 million in proceeds from the issuance of $600.0 million principal amount of 5.95% senior notes due in 2017 and 6.45% senior notes due in 2037. Also during 2007, VF paid $78.1 million under the international bank credit agreement and $33.0 million in notes related to the Nautica acquisition. See Note L to the Consolidated Financial Statements.

At the end of 2009, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ’A-2’ and ’Prime-2’, respectively, by those rating agencies. Both agencies have a ‘stable’ outlook for VF. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the $600.0 million of senior notes issued in 2007, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

During 2009, 2008 and 2007, VF purchased 1.6 million, 2.0 million and 4.1 million shares, respectively, of its Common Stock in open market transactions. The cost of these transactions was $112.0 million, $149.7 million and $350.0 million with an average price of $71.80 in 2009, $74.86 in 2008 and $85.03 in 2007. The primary objective of our share repurchase program is to offset, on a long-term basis, dilution caused by awards under equity compensation plans. Under its current authorization from the Board of Directors, VF may purchase an additional 11.6 million shares (including 10.0 million shares authorized subsequent to the end of 2009). We currently intend to repurchase at least 3.0 million shares in 2010 and will continue to evaluate future share repurchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.

Cash dividends totaled $2.37 per common share in 2009, compared with $2.33 in 2008 and $2.23 in 2007. Our dividend payout rate was 46.0% in 2009 (excluding the effect of the noncash goodwill and intangible asset impairment charge), compared with payout rates of 43.0% in 2008 and 42.7% in 2007. On a longer term basis, we expect to pay dividends of approximately 40% of our diluted earnings per share. The current indicated annual dividend rate for 2010 is $2.40 per share.

Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2009 that will require the use of funds:

	Payment Due or Forecasted by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	In millions

Recorded liabilities:
Long-term debt(1)	$1,149	$203	$3	$3	$3	$3	$934
Other(2)	383	68	45	42	33	34	161
Unrecorded commitments:
Interest payment obligations(3)	1,203	71	58	58	58	57	901
Operating leases(4)	898	180	159	131	107	95	226
Minimum royalty payments(5)	318	59	78	79	50	52	—
Inventory obligations(6)	742	690	15	15	15	7	—
Other obligations(7)	72	43	14	9	5	1	—

Total	$4,765	$1,314	$372	$337	$271	$249	$2,222

(1)	Long-term debt, including the current portion, consists of required principal payments on long-term debt and capital lease obligations.

(2)	Other recorded liabilities represent payments due for other noncurrent liabilities in VF’s Consolidated Balance Sheet. Payments for deferred compensation and other employee-related benefits, income taxes, product warranty claims and other liabilities are based on historical and forecasted cash outflows.

(3)	Interest payment obligations represent (i) required interest payments on long-term debt, (ii) the interest portion of payments on capital leases and (iii) accretion of debt discount (in the “Thereafter” column) on the $300.0 million principal amount of notes. Amounts exclude bank fees, amortization of deferred costs and a hedging gain that would be included in Interest Expense in our Consolidated Financial Statements.

(4)	Operating leases represent required minimum lease payments. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities and maintenance. Such costs, which are not included above, average approximately 20% of the stated minimum lease payments. Total lease commitments exclude $9.4 million of payments to be received under noncancelable subleases.

(5)	Minimum royalty payments include required minimum advertising commitments under license agreements.

(6)	Inventory obligations represent binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business that are payable upon satisfactory receipt of the inventory by VF. The reported amount excludes inventory purchase liabilities included in Accounts Payable at December 2009.

(7)	Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects.

We have other financial commitments at the end of 2009 that are not included in the above table but may require the use of funds under certain circumstances:

•	Funding contributions to our defined benefit pension plans are not included in the table because of uncertainty over whether or when further contributions will be required.

•	VF has entered into $84.5 million of surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if VF were to fail to meet its claims obligations.

•	Purchase orders for goods or services in the ordinary course of business that represent authorizations to purchase rather than binding commitments are not included in the table.

During 2009 VF met its obligations when due from cash flows from operations and, for seasonal needs, issuance of commercial paper; there were no borrowings under our domestic or international bank facilities during the year. Credit market conditions and the general contraction of liquidity in the United States and global capital markets during 2008, particularly during the last half of that year and continuing into early 2009, had a significant impact on the ability of many companies to access the commercial paper and other capital markets. VF was able to issue commercial paper for seasonal working capital needs during this period (although for generally shorter maturities and at higher spreads over U.S. Treasury interest rates than in prior years) reflecting our investment grade credit rating and a $1.0 billion committed revolving bank credit facility that supports our commercial paper program. If the commercial paper markets were not available, VF has a total of $1.3 billion of liquidity available under its domestic and international committed revolving bank credit agreements that do not expire until October 2012. Management believes that VF’s cash balances and funds provided by operating activities, as well as unused committed bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise.

We do not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.

Risk Management

VF is exposed to a variety of risks in the ordinary course of business (discussed below), and we regularly assess these potential risks. We manage our exposures to these risks through our operating and financing activities and, when appropriate, by (i) taking advantage of naturally offsetting exposures within VF, (ii) purchasing insurance from commercial carriers or (iii) creating offsetting positions through the use of derivative financial instruments. Derivative financial instruments are contracts whose value is based on, or “derived” from, changes in the value of an underlying currency exchange rate, interest rate or other financial asset or index. We do not use derivative financial instruments for trading or speculative purposes.

Insured risks — We self-insure a substantial portion of our property, vehicle, medical, worker’s compensation, director and officer, and general liability exposures and purchase insurance from unrelated highly rated commercial carriers for losses in excess of exposures retained by VF.

Cash and equivalents risks — VF had $731.5 million of cash and equivalents at the end of 2009. Cash equivalents are highly liquid investments that mature within three months of their purchase. These investments consist of institutional money market funds that invest only in obligations issued or guaranteed by the U.S. government and time deposits in highly rated U.S. and foreign commercial banks. Considering recent credit market conditions and the weakened financial condition of many banks and other financial institutions, we continually monitor VF’s cash equivalents and the credit ratings of VF’s financial institutions. Similarly, we monitor the credit quality of cash equivalents and fixed income investments in our pension plan portfolios.

Defined benefit pension plan risks — VF is subject to funding risks of its defined benefit pension plans. Due to substantial pension plan investment portfolio losses incurred in 2008, VF recognized a significant liability representing the underfunded status of the plans and a significant charge to Stockholders’ Equity at the end of 2008. We contributed over $200 million to the plans during 2009 and are committed to returning the plans to a fully funded status, including making further contributions, if necessary, in future years. At the end of 2009, the underfunded status of the plans had improved to $250.9 million.

Interest rate risks — We limit the risk of interest rate fluctuations on net income and cash flows by managing our mix of fixed and variable interest rate debt. In addition, we may also use derivative financial instruments to minimize our interest rate risk. Since all of our long-term debt has fixed interest rates, our interest rate exposure relates to changes in interest rates on variable rate short-term borrowings for seasonal working capital needs. These variable rate borrowings averaged approximately $220 million during 2009. However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on average amounts of borrowings having variable interest rates and cash equivalents during 2009, the effect on reported net income of a hypothetical 1.0% change in interest rates would not be significant.

Foreign currency exchange rate risks — VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 30% of our revenues in 2009 were generated in international markets. Substantially all of our foreign businesses operate in functional currencies other than the U.S. dollar. Assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. During 2007, we entered into an international bank credit agreement that provides for euro-denominated borrowings. Although there were no borrowings under this agreement during 2009, borrowings under the agreement could be used to reduce the exposure to currency rate changes for our euro-denominated net assets. Net advances to and investments in our foreign businesses, primarily in Europe, Latin America and Asia, are considered to be long-term, and accordingly, foreign currency translation effects on those net assets are deferred as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. We do not hedge these net investments and do not hedge the translation of foreign currency operating results into the U.S. dollar.

We monitor net foreign currency market exposures and in the ordinary course of business enter into derivative foreign currency contracts to hedge the effects of exchange rate fluctuations for a significant portion of our forecasted foreign currency cash flows or specific foreign currency transactions. Use of these financial instruments allows us to reduce the overall exposure to exchange rate movements on VF’s cash flows, since gains and losses on these contracts will offset losses and gains on the cash flows or transactions being hedged. Our practice is to hedge a portion of our net foreign currency cash flows forecasted for periods of up to 20 months (relating to cross-border inventory purchases, production costs, product sales and intercompany royalty payments) by buying or selling primarily U.S. dollar contracts against various currencies. Currently, we use only forward exchange contracts but may use options or collars in the future.

If there were a hypothetical adverse change in foreign currency exchange rates of 10% compared with rates at the end of 2009, the expected effect on the change in fair value of the hedging contracts outstanding would result in an unrealized loss on the Consolidated Balance Sheet of approximately $90 million. Based on changes in the timing and amount of foreign currency exchange rate movements, the actual unrealized loss could differ. However, any such change in the fair value of the hedging contracts would also result in an offsetting change in the fair value of the underlying balance sheet positions impacted by the currency rate changes.

Counterparty risks — VF is exposed to credit-related losses in the event of nonperformance by counterparties to derivative hedging instruments. To manage this risk, we have established counterparty credit guidelines and enter into derivative transactions only with financial institutions with ’A minus/A3’ investment grade credit ratings or better. We continually monitor the credit rating of, and our hedging positions with, each counterparty. Additionally, we utilize a portfolio of financial institutions to minimize our exposure to potential counterparty defaults and will adjust our positions if necessary. We also monitor counterparty risk for derivative contracts within our defined benefit pension plans.

Commodity price risks — VF is exposed to market risks for the pricing of cotton and other fibers, which may impact fabric prices. We manage our fabric prices by obtaining fixed price commitments for denim and other fabrics, in some cases for up to one year in advance. VF has not historically managed, nor do we currently intend to manage, commodity price exposures by using derivative instruments.

Deferred compensation and related investment security risks — VF has nonqualified deferred compensation plans in which liabilities accrued for the plans’ participants are based on market values of investment funds that are selected by the participants. The risk of changes in the market values of the participants’ investment selections is hedged by VF’s investment in a portfolio of securities that substantially mirrors the investment selections underlying the deferred compensation liabilities. Increases and decreases in deferred compensation liabilities are substantially offset by corresponding increases and decreases in the market value of VF’s investments, resulting in an insignificant net exposure to our operating results and financial position.

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

The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that we place an order to manufacture or purchase inventory until that inventory is sold and the trade receivable is collected), actual results related to most of these estimates are known within a few months after any balance sheet date. In addition, we may retain outside specialists to assist in our evaluation in areas such as determining the fair value of acquired assets and assumed liabilities in a business acquisition, testing goodwill and intangible assets for possible impairment, equity compensation, pension benefits and self-insured liabilities. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.

We believe the following accounting policies involve the most significant management estimates, assumptions and management judgments used in preparation of our Consolidated Financial Statements or are the most sensitive to change from outside factors. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Inventories

Our inventories are stated at the lower of cost or market value. Cost includes all material, labor and overhead costs incurred to manufacture or purchase the finished goods. Overhead allocated to manufactured product is based on the normal capacity of our plants and does not include amounts related to idle capacity or abnormal production inefficiencies. Market value is based on a detailed review in each business unit, at least quarterly, of all inventories on the basis of individual styles or individual style-size-color stockkeeping units (“SKUs”) to identify slow moving or excess products, discontinued and to-be-discontinued products, and off-quality merchandise. This review matches inventory on hand, plus current production and purchase commitments, with current and expected future sales orders. For those units in inventory that are identified as slow-moving or excess or off-quality, we estimate their market value based on historical experience and current realization trends. This evaluation, performed using a systematic and consistent methodology, requires forecasts of future demand, market conditions and selling prices. If the forecasted market value, on an individual style or SKU basis, is less than cost, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures, on an individual style or SKU basis, at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to our timely identification and rapid disposal of these reduced value inventories.

Physical inventory counts are taken on a regular basis. We provide for estimated inventory losses that have likely occurred since the last physical inventory date. Historically, our physical inventory shrinkage has not been significant.

Long-lived Assets

We allocate the purchase price of an acquired business to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. We evaluate fair value using three valuation techniques — the replacement cost, market and income methods — and weight the valuation method or methods based on what is most appropriate in the circumstances. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective.

Our depreciation policies for property, plant and equipment reflect judgments on their estimated economic lives and residual value, if any. Our amortization policies for intangible assets reflect judgments on the estimated amounts and duration of future cash flows expected to be generated by those assets. In evaluating expected benefits to be received for customer-related intangible assets, we consider historical attrition patterns for various groups of customers. For license-related intangible assets, we consider historical trends and anticipated license renewal periods based on our experience in renewing or extending similar arrangements, regardless of whether there are explicit renewal provisions.

We review property and definite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of an asset may not be fully recoverable. We test for possible impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows. We measure recoverability of the carrying value of an asset or asset group by comparison with estimated undiscounted cash flows expected to be generated by the asset. If the total of undiscounted cash flows exceeds the carrying value of the asset, there is no impairment charge. If the undiscounted cash flows are less than the carrying value of the asset, we estimate the fair value of the asset based on the present value of its future cash flows and recognize an impairment charge for the excess of the asset’s carrying value over its fair value.

Indefinite-lived intangible assets, consisting of major trademarks, and goodwill are not subject to amortization. Rather, we evaluate those assets for possible impairment as of the beginning of the fourth quarter as part of our annual strategic planning process, or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may exceed its fair value. Fair value of an indefinite-lived trademark intangible asset is based on an income approach using the relief-from-royalty method. Under this method, forecasted global revenues for a trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership) from an independent party, and fair value is the present value of those forecasted royalties avoided by owning the trademark. If the fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the fair value of the asset is less than its carrying value, an impairment charge would be recognized for the difference.

We assess the recoverability of the carrying value of goodwill at each reporting unit having goodwill using a required two-step approach. Our reporting units are either our coalitions or a component of a coalition if that component is a business unit for which discrete financial information is available and reviewed by coalition management. Two or more business units may be aggregated for impairment testing if they have similar economic characteristics. In the first step of the goodwill impairment test, we compare the carrying value of a business unit, including its recorded goodwill, to the fair value of the business unit. We estimate the fair value of a business unit using both income-based and market-based valuation methodologies. The principal method used is an income-based method in which the business unit’s forecasted cash flows are discounted to a present value. In the market-based valuation method, the fair value of a business unit is estimated using multiples of revenues and of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. We evaluate the range of fair values developed from the income and market-based methods and determine the best fair value estimate for our business unit. If the fair value of the business unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the business unit is less than its carrying value, we perform the second step of the goodwill impairment test to determine the amount of the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the business unit to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of goodwill.

The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which we operate and conditions in the U.S. capital markets, many of which are outside management’s control. At the business unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific business unit, along with assessment of the business unit’s strategies and forecasts of future cash flows. Forecasts of individual business unit cash flows involve management’s estimates and assumptions regarding:

•	Cash flows arising from future revenues and profitability, changes in working capital, capital spending, depreciation, amortization and income taxes for a 10 year forecast period.

•	A terminal growth rate of the business unit for years beyond our 10 year financial forecast period. At 10 years, the forecast assumes that the business has matured and long-term growth levels have been reached. This terminal growth rate is generally comparable with historical growth rates for overall consumer spending and, more specifically, for apparel spending in the United States.

•	A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term Treasury securities, the risk premium associated with investing in equity securities of comparably-sized companies, beta obtained from comparable companies and the cost of debt for investment grade issuers.

Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of our business units.

We evaluated our goodwill and indefinite-lived trademark intangible assets for possible impairment during the fourth quarter of 2009. Based on analysis of current and expected future economic conditions and our updated strategic plan for each of our business units, we concluded that the carrying values of goodwill at our Reef®, Nautica® and lucy® business units and the carrying values of trademark intangible assets at our Reef® and lucy® business units exceeded their respective fair values. Accordingly, we recognized in our 2009 Consolidated Statement of Income impairment charges of $101.9 million to write down the carrying value of goodwill and $20.1 million to write down the carrying value of nonamortized trademark intangible assets. The total noncash charge of $122.0 million had an insignificant impact on our financial position and no impact on our liquidity or debt agreements. The charge was based on significant estimates and judgments by management; changes to the fair value assumptions used for the Reef®, Nautica® and lucy® business units potentially would have resulted in different goodwill or intangible asset impairment charges. See Notes G, H and U of the Consolidated Financial Statements for additional information about the impairment charges recorded for these business units.

For our other business units, the estimated fair values of those business units and the fair values of their trademark intangible assets exceeded their respective carrying values as of the beginning of the fourth quarter of 2009. Accordingly, no goodwill or trademark impairment charges were recorded for our other business units.

For our Reef®, Nautica® and lucy® business units and for our other business units, it is possible that our conclusions regarding impairment of goodwill or trademark intangible assets could change in future periods if, for example, (i) overall economic conditions in 2010 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA. A future impairment change for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

Stock Options

We use a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. We believe that a lattice model provides a refined estimate of the fair value of options because it can incorporate (i) historical option exercise patterns and multiple assumptions about future option exercise patterns for each of several groups of option holders and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. We performed a rigorous review of all assumptions and believe that the assumptions employed in the valuation of each option grant are reflective of our outstanding options and underlying Common Stock and of our groups of option participants. Our lattice valuation is based on the assumptions listed in Note P to the Consolidated Financial Statements.

One of the critical assumptions in the valuation process is estimating the expected average life of the options before exercise. For each option grant, we based our estimates on evaluations of the historical and expected option exercise patterns for each of several groups of option holders that have historically exhibited different option exercise patterns. These evaluations included (i) voluntary stock option exercise patterns based on a combination of changes in the price of VF Common Stock and periods of time that options are outstanding before exercise and (ii) involuntary exercise patterns resulting from turnover, retirement and mortality.

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

Pension Obligations

VF sponsors a qualified defined benefit pension plan covering most full-time domestic employees initially employed before 2005 and an unfunded supplemental defined benefit plan that provides benefits that exceed limitations imposed by income tax regulations. VF also sponsors defined benefit plans covering selected international employees. The selection of appropriate actuarial assumptions for determination of our projected pension benefit liabilities and of our annual pension expense is significant due to the long time period over which benefits are accrued and paid. We annually update participant demographics and the expected amount and timing of benefit payments. We review annually the principal economic actuarial assumptions, summarized in Note N to the Consolidated Financial Statements, and modify them based on current rates and trends. We also periodically review and modify as necessary other plan assumptions such as rates of compensation increases, retirement, termination, disability and mortality. We believe our assumptions are reflective of the participants in and benefits provided by the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.

One of the critical assumptions used in the actuarial model is the discount rate. (This discussion of discount rate, and the discussion of return on assets in the next paragraph, relate specifically to our U.S. pension plans, which comprise over 90% of the assets and projected benefit liabilities of our combined domestic and international plans.) The discount rate is used to estimate the present value of future cash outflows required to meet our projected benefit obligations at each measurement date. The discount rate reflects the interest rate inherent in the price that VF could settle its projected benefit obligations at the valuation date. Our discount rate assumption is based on current market interest rates. We select our discount rate based on matching high quality corporate bond yields to the timing of projected benefit payments to be made to participants in our U.S. pension plans. We use the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service or, if a Moody’s rating is not available, bonds rated ‘Aa’ by two other recognized rating services. From this population of over 500 such bonds having at least $50 million outstanding that are noncallable/nonputtable unless with make-whole provisions, we exclude the highest and lowest yielding bonds. The plans’ projected benefit payments are matched to current market interest rates over the expected payment period, and a present value is developed that produces a single equivalent discount rate that recognizes our plans’ distinct liability characteristics. We believe that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards and that our 2009 discount rate of 6.05% appropriately reflects current market conditions and the long-term nature of projected benefit payments to participants in our domestic pension plans. This lower discount rate, compared with the rate of 6.50% at the end of 2008, reflects stabilization of the credit markets in the past year and the general decline in yields of high quality corporate bonds of all maturities. The discount rate for our plans may be higher than rates used for plans at some other companies because of our plans’ longer duration of expected benefit payments due to (i) a higher percentage of female participants with a longer life expectancy and (ii) a higher percentage of inactive participants who will not begin receiving vested benefits for many years.

Another critical assumption of the actuarial model is the expected long-term rate of return on investment assets in our domestic qualified plan’s pension trust. Our investment objective is to maximize the long-term return on a diversified portfolio of assets at an acceptable level of risk. These risks include market, interest rate, credit, liquidity and foreign securities risks. Investment assets are comprised of a diversified portfolio of domestic and international equity, corporate and governmental fixed income, real estate and commodity securities. We develop a projected rate of return for each of our investment asset classes based on several factors, including the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed income securities. The weighted average of the projected long-term rates of return for the various classes of assets held by the qualified plan provides the basis for the expected long-term rate of return actuarial assumption. Our rate of return assumption was 8.00% in 2009 and 2008 and 8.25% in 2007. The rate of return is a forward-looking assumption. While our actual compounded annual rate of return was lower than the 8.00% assumption for the trailing 10 and 15 year periods, our compounded rate of return since 1981 has exceeded 9%. We have not changed the overall target mix of investment assets during 2009; however, we altered the investment mix to add commodities as a new asset class. Looking forward, we plan to increase the allocation of equity investments to international equity investments and reduce the allocation to domestic equity investments. As the qualified plan becomes fully funded, our intent is to lengthen the average duration of fixed income investments to more closely match expected benefit payments, thereby better matching the effect of interest rate changes on a portion of the value of our plan’s investment assets with the benefit obligations they are intended to fund. These changes in asset allocation should, over time, reduce the year-to-year variability of our domestic plan’s funded status and resulting pension expense. We will constantly challenge our plan’s asset allocation, giving consideration to changes that will appropriately balance anticipated investment returns with risk. Based on an evaluation of market conditions, projected market returns and planned changes in investment mix, we will be using a rate of return assumption of 7.75% for our U.S. plan for 2010.

The funded status of our defined benefit pension plans is reflected in the balance sheet as the excess (or deficiency) of pension plan assets compared with projected benefit obligations payable to plan participants. In 2008, there was a significant decline in the market value of our pension plan investment assets due to the global credit and financial market crisis, which resulted in the plans being underfunded by $414.9 million at the end of 2008. This underfunded status was presented in our 2008 Consolidated Balance Sheet by recognition of liabilities of that amount. Our underfunded status improved during 2009 primarily from substantial VF cash contributions to the plans totaling over $200 million and significant investment earnings on pension plan assets, partially offset by an increase in projected benefit obligations due to a decline in the discount rate during the year. The resulting underfunded status in our 2009 Consolidated Balance Sheet was $250.9 million, represented by $3.3 million of current liabilities and $247.6 million of noncurrent liabilities. The funded status of our plans recognized in our Consolidated Balance Sheets could change significantly in future years depending on investment portfolio performance, the level of VF contributions to the pension plans, changes in the discount rate used to value projected benefit obligations or other factors.

Differences in any year between actual results and the respective actuarial assumptions (e.g., investment performance, discount rates and other assumptions) do not affect that year’s pension expense but instead are deferred as unrecognized actuarial gains or losses in accumulated other comprehensive income in the balance sheet. The substantial investment losses incurred in 2008 was the primary reason that the plans had over $450 million of pretax accumulated unrecognized actuarial losses at the end of 2008, which resulted in deferred actuarial losses of $291.0 million after tax in Accumulated Other Comprehensive Income (Loss) in our 2008 Consolidated Balance Sheet. During 2009, investment returns in our pension plans substantially exceeded the actuarially assumed investment return, resulting in a deferred actuarial gain. This was partially offset, however, by a deferred actuarial loss in 2009 from an increase in our projected benefit obligations resulting from a lower discount rate used to value those obligations at the end of 2009. Accordingly, our net pretax cumulative unrecognized actuarial losses of $431.5 million at the end of 2009 resulted in deferred actuarial losses of $266.0 million after tax in Accumulated Other Comprehensive Income (Loss) in our 2009 Consolidated Balance Sheet. Our policy is to amortize any unrecognized actuarial gains and losses to pension expense as follows: amounts totaling less than 10% of the lower of investment assets or projected benefit obligations at the beginning of the year are not amortized; amounts totaling 10% to 20% of projected benefit obligations are amortized over the expected average remaining service of active participants; and amounts in excess of 20% of projected benefit obligations are amortized over five years.

Pension expense recognized in our financial statements was $98.0 million in 2009, $10.8 million in 2008 and $13.1 million in 2007. This compares with the cost of pension benefits actually earned by our covered active employees (commonly called “service cost”) of $14.9 million in 2009 and an average of $17.7 million per year over the last three years. Pension expense for 2009 was significantly higher than the annual service cost because 2009 included a significant cost component for amortization of accumulated unrecognized actuarial losses (as discussed in the preceding paragraph). Looking forward, our 2010 pension expense will also include a significant cost component (but lower than in 2009) for amortization of accumulated unrecognized actuarial losses. With this lower amortization cost component for 2010 and, more importantly, greater assumed earnings due to the sharp increase in plan assets during 2009 (including over $200 million of VF contributions), we expect our 2010 pension expense to decline to approximately $66 million.

The sensitivity of changes in actuarial assumptions on our 2009 pension expense and on projected benefit obligations at the end of 2009, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
		Projected
	Pension Expense	Benefit Obligations
	Dollars in millions

0.50% decrease in discount rate	$13	$83
0.50% increase in discount rate	(12)	(77)
0.50% decrease in expected investment return	3	—
0.50% increase in expected investment return	(3)	—
0.50% decrease in rate of compensation change	(1)	(4)
0.50% increase in rate of compensation change	1	4

As previously mentioned, we made $200.0 million of discretionary contributions to our domestic qualified pension plan during 2009. VF is not required under applicable regulations, and does not currently intend, to make a contribution to the domestic qualified pension plan during 2010 but does intend to make contributions totaling approximately $8 million during 2010 to its other pension plans. We believe that VF has sufficient liquidity to make contributions to our pension plans, as necessary, in future years to return the plans to a fully or substantially fully funded status.

Beginning in 2005, VF’s domestic defined benefit plans were closed to new entrants, which did not affect the benefits of plan participants at that date or their accrual of future benefits. Domestic employees hired after 2004, plus employees at certain acquired businesses not covered by those plans, participate in a defined contribution plan with VF contributing amounts based on a percentage of eligible compensation. Funds contributed are invested as directed by the participants. This defined contribution feature did not have a significant effect on our total retirement benefit expense over the last three years. However, on a longer-term basis, the service cost component of our defined benefit plans’ expense will decline as a percentage of our total retirement benefit expense, and the year-to-year variability of our retirement benefit expense should decrease.

Income Taxes

As a global company, VF is subject to income tax and files income tax returns in over 100 domestic and foreign jurisdictions each year. The calculation of our income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal and factual interpretation and significant management judgment.

VF’s income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments. We have reviewed all issues raised upon examination, as well as any exposure for issues that may be raised in future examinations. We have evaluated these potential issues under the “more-likely-than-not” standard of the accounting literature. A tax position is recognized if it meets this standard and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Such judgments and estimates may change based on audit settlements, court cases and interpretation of tax laws and regulations. Our income tax expense could be materially affected to the extent we prevail in a tax position or when the statute of limitations expires for a tax position for which accruals have been established, or to the extent we are required to pay amounts greater than established accruals. We do not currently anticipate any material impact on earnings from the ultimate resolution of income tax uncertainties. There are no accruals for general or unknown tax expenses.

We have recorded $143.6 million of deferred income tax assets related to operating loss and capital loss carryforwards, and we have recorded $99.2 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws and tax planning strategies. If in our judgment it appears that we will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, we have recorded valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. In addition, we have recorded $11.2 million of valuation allowances against deferred income tax assets unrelated to operating loss and capital loss carryforwards. If in a future period we determine that the amount of deferred tax assets to be realized differs from the net recorded amount, we would record an adjustment to income tax expense in that future period.

We have not provided U.S. income taxes on a portion of our foreign subsidiaries’ undistributed earnings because we have asserted that these earnings are indefinitely reinvested in the respective foreign jurisdictions. If we were to decide to remit those earnings to the United States in a future period, our provision for income taxes could increase in that period.

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

To better explain our operating results, we use constant currency information, which excludes the effects of changes in foreign currency translation rates, to provide a framework to assess how our businesses performed relative to prior periods. Accordingly, we have provided supplemental constant currency financial information, which is a non-GAAP financial measure, in the “Analysis of Results of Operations” section. Constant currency information represents the current year reported revenues after adjustment to eliminate the translation effects of changes in exchange rates. To calculate Coalition Revenues on a constant currency basis, revenues for the current year period for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).

We believe the following supplemental constant currency financial information is useful to investors to facilitate comparisons of operating results and better identify trends in our businesses:

	Year Ended December 2009
		Exclude
		Impact of Foreign	Constant
	As Reported	Currency Exchange	Currency
	In millions

Coalition Revenues
Outdoor & Action Sports	$2,752	$(76)	$2,828
Jeanswear	2,522	(77)	2,599
Imagewear	865	—	866
Sportswear	498	—	498
Contemporary Brands	472	(3)	475
Other	111	—	110

Total coalition revenues	$7,220	$(156)	$7,376

In addition, we discuss operating results in the preceding “Analysis of Results of Operations” section excluding the impairment charge for goodwill and intangible assets. We believe this non-GAAP financial information is useful to investors to facilitate comparisons of operating results and better identify trends in our businesses:

	Year Ended December 2009
		Exclude
		Impairment
	As Reported	Charge	As Adjusted
	In millions

Income Before Income Taxes	$655	$(122)	$777
Income Taxes	196	(8)	204

Net Income	458	(114)	573
Net (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries	3	—	3

Net Income Attributable to VF Corporation	$461	$(114)	$576

Earnings Per Share Attributable to VF Corporation Common Stockholders
Basic	$4.18	$(1.04)	$5.22
Diluted	4.13	(1.03)	5.16

(Above amounts may not add due to rounding.)

These constant currency and other non-GAAP performance measures should be viewed in addition to, and not in lieu of or superior to, our financial results calculated in accordance with GAAP. Also, this supplemental information may not be comparable to similarly titled measures reported by other companies.

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

Known or unknown risks, uncertainties and other factors that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by such forward-looking statements are summarized in Item 1A. of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

A discussion of VF’s market risks is incorporated by reference to “Risk Management” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of January 2, 2010. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of January 2, 2010. The effectiveness of VF’s internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2010 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2010, which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2010 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2010, which information is incorporated herein by reference.

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

Information required by Item 11 of this Part III is included under the caption “Executive Compensation” (excluding the Compensation Committee Report) in VF’s 2010 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2010, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2010 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2010, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2010 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2010, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2010 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2010, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements — The following consolidated financial statements, management’s report on internal control over financial reporting and report of independent registered public accounting firm are included herein (*):

*	VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2009”, “2008” and “2007” relate to the fiscal years ended on January 2, 2010 (52 weeks), January 3, 2009 (53 weeks) and December 29, 2007 (52 weeks), respectively.

2. Financial statement schedules — The following consolidated financial statement schedule and the report of independent registered public accounting firm with respect to that schedule are included herein:

Page
Number

Schedule II — Valuation and qualifying accounts	F-48

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

Number			Description

3	.	Articles of incorporation and bylaws:
		(A)	Articles of Incorporation, restated as of April 22, 2008 (Incorporated by reference to Exhibit 3.2 to Form 8-K dated April 23, 2008)
		(B)	Bylaws, as amended through December 11, 2007 (Incorporated by reference to Exhibit 3(B) to Form 10-K for the year ended December 29, 2007)
4	.	Instruments defining the rights of security holders, including indentures:
		(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to
Form 10-K for the year ended January 3, 1998)
		(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

Number			Description

		(C)	Form of 8.50% Note due 2010 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 2000)
		(D)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
		(E)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
		(F)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 10, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)
		(G)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)
		(H)	Form of 5.95% Note due 2017 for $250,000,000 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 25, 2007)
		(I)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 25, 2007)
10	.	Material contracts:
		*(A)	1996 Stock Compensation Plan, as amended and restated as of February 6, 2007 (Incorporated by reference to Exhibit B to the 2007 Proxy Statement filed March 22, 2007)
		*(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate
		*(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(e) to Form 8-K filed on December 17, 2004)
		*(D)	Form of Award Certificate for Performance-Based Restricted Stock Units
		*(E)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors
		*(F)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2005)
		*(G)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)
		*(H)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)
		*(I)	Executive Deferred Savings Plan II (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2008)
		*(J)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)
		*(K)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)
		*(L)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)
		*(M)	Amended and Restated Fifth Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended April 1, 2006)
		*(N)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)

Number			Description

		*(O)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)
		*(P)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)
		*(Q)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)
		*(R)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)
		*(S)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)
		*(T)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)
		*(U)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2008)
		*(V)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to Form 8-K filed February 7, 2008)
		*(W)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 3, 2009)
		*(X)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)
		*(Y)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan
		(Z)	Credit Agreement, dated October 15, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 18, 2007)
		(AA)	International Credit Agreement dated October 26, 2007, by and among VF Investments S.a.r.l., VF Europe BVBA, and VF International S.a.g.l., as Borrowers; VF Corporation, as Guarantor; and the Lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 29, 2007)
		*(BB)	Award Certificate for 20,000 Shares of Restricted Stock Granted to Eric C. Wiseman (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 1, 2006)
		*(CC)	Award Certificate for 25,000 Shares of Restricted Stock Granted to Eric C. Wiseman (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 2008)
		*	Management compensation plans
14	.	Code of Business Conduct The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation, at P.O. Box 21488, Greensboro, NC 27420. (Incorporated by reference to Exhibit 14 to Form 10-K for the year ended January 3, 2009)
21	.	Subsidiaries of the Corporation
23	.	Consent of independent registered public accounting firm
24	.	Power of attorney
31.1		Certification of the principal executive officer, Eric C. Wiseman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Charles V. Bergh*		Director

Richard T. Carucci*		Director

Juliana L. Chugg*		Director

Juan Ernesto de Bedout*		Director

Ursula F. Fairbairn*		Director

Barbara S. Feigin*		Director

George Fellows*		Director

Robert J. Hurst*		Director

W. Alan McCollough*		Director

Clarence Otis, Jr.*		Director

M. Rust Sharp*		Director

Eric C. Wiseman*		Director

Raymond G. Viault*		Director

*By:	/s/ C. S. Cummings C. S. Cummings, Attorney-in-Fact		March 3, 2010

VF CORPORATION

Index to Consolidated Financial Statements
and Financial Statement Schedule
December 2009

VF Corporation

Management’s Report on Internal Control Over Financial Reporting

Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of January 2, 2010.

Management’s assessment of the effectiveness of VF’s internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of V.F. Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of V.F. Corporation and its subsidiaries (the “Company”) at January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As more fully described in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for (i) noncontrolling interests effective January 4, 2009; (ii) uncertain tax positions effective December 31, 2006; and (iii) the measurement date related to defined benefit pension and other postretirement plans effective December 31, 2006.

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

/s/  PricewaterhouseCoopers LLP

Greensboro, North Carolina
March 3, 2010

VF CORPORATION

Consolidated Balance Sheets

	December
	2009	2008
	In thousands,
	except share amounts

ASSETS
Current Assets
Cash and equivalents	$731,549	$381,844
Accounts receivable, less allowance for doubtful accounts of $60,380 in 2009 and $48,163 in 2008	776,140	851,282
Inventories	958,639	1,151,895
Deferred income taxes	64,959	96,339
Other current assets	98,069	171,650

Total current assets	2,629,356	2,653,010
Property, Plant and Equipment	614,178	642,727
Intangible Assets	1,535,121	1,366,222
Goodwill	1,367,680	1,313,798
Other Assets	324,322	458,111

	$6,470,657	$6,433,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$45,453	$53,580
Current portion of long-term debt	203,179	3,322
Accounts payable	373,186	435,381
Accrued liabilities	470,765	519,899

Total current liabilities	1,092,583	1,012,182
Long-term Debt	938,494	1,141,546
Other Liabilities	626,295	722,895
Commitments and Contingencies
Stockholders’ Equity
Common Stock, stated value $1; shares authorized, 300,000,000; 110,285,132 shares outstanding in 2009 and 109,847,563 in 2008	110,285	109,848
Additional paid-in capital	1,864,499	1,749,464
Accumulated other comprehensive income (loss)	(209,742)	(276,294)
Retained earnings	2,050,109	1,972,874
Noncontrolling interests in subsidiaries	(1,866)	1,353

Total stockholders’ equity	3,813,285	3,557,245

	$6,470,657	$6,433,868

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

	Year Ended December
	2009	2008	2007
	In thousands, except per share amounts

Net Sales	$7,143,074	$7,561,621	$7,140,811
Royalty Income	77,212	80,979	78,548

Total Revenues	7,220,286	7,642,600	7,219,359

Costs and Operating Expenses
Cost of goods sold	4,025,122	4,283,680	4,080,022
Marketing, administrative and general expenses	2,336,394	2,419,925	2,173,896
Impairment of goodwill and intangible assets	121,953	—	—

	6,483,469	6,703,605	6,253,918

Operating Income	736,817	938,995	965,441
Other Income (Expense)
Interest income	2,230	6,115	9,310
Interest expense	(85,902)	(94,050)	(72,122)
Miscellaneous, net	1,528	(2,969)	4,074

	(82,144)	(90,904)	(58,738)

Income from Continuing Operations Before Income Taxes	654,673	848,091	906,703
Income Taxes	196,215	245,244	292,832

Income from Continuing Operations	458,458	602,847	613,871
Discontinued Operations	—	—	(21,625)

Net Income	458,458	602,847	592,246
Net (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries	2,813	(99)	(625)

Net Income Attributable to VF Corporation	$461,271	$602,748	$591,621

Earnings (Loss) Per Common Share Attributable to VF Corporation Common Stockholders — Basic
Income from continuing operations	$4.18	$5.52	$5.55
Discontinued operations	—	—	(0.20)
Net income	4.18	5.52	5.36
Earnings (Loss) Per Common Share Attributable to VF Corporation Common Stockholders — Diluted
Income from continuing operations	$4.13	$5.42	$5.41
Discontinued operations	—	—	(0.19)
Net income	4.13	5.42	5.22
Cash Dividends Per Common Share	$2.37	$2.33	$2.23

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December
	2009	2008	2007
	In thousands

Net Income	$458,458	$602,847	$592,246

Other Comprehensive Income (Loss)
Foreign currency translation
Gains (losses) arising during year	52,735	(133,035)	136,877
Less income tax effect	(15,267)	30,057	(33,493)
Reclassification of (gains) losses to Net Income
Continuing operations	—	(1,522)	(8,517)
Less income tax effect	—	532	2,981
Discontinued operations	—	—	50,191
Less income tax effect	—	—	(18,081)
Defined benefit pension plans
Current year actuarial gains (losses)	(9,916)	(378,272)	66,999
Amortization of deferred actuarial losses	60,525	1,562	5,296
Plan amendment	(13,024)	—	—
Amortization of prior service cost	4,266	2,691	2,691
Settlement charge	—	4,383	—
Less income tax effect	(16,830)	142,620	(28,724)
Derivative financial instruments
Losses arising during year	(8,971)	(10,099)	(26,377)
Less income tax effect	3,457	3,795	10,119
Reclassification to net income for losses realized	9,802	12,869	8,746
Less income tax effect	(3,778)	(4,836)	(3,355)
Marketable securities
Gains (losses) arising during year	3,553	(8,534)	(9,438)
Less income tax effect	—	—	6,693

Other comprehensive income (loss)	66,552	(337,789)	162,608

Comprehensive Income	525,010	265,058	754,854
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	2,739	(377)	(961)

Comprehensive Income Attributable to VF Corporation	$527,749	$264,681	$753,893

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December
	2009	2008	2007
	In thousands

Operating Activities
Net income	$458,458	$602,847	$592,246
Adjustments to reconcile net income to cash provided
by operating activities of continuing operations:
Loss from discontinued operations	—-	—-	21,625
Impairment of goodwill and intangible assets	121,953	—-	—
Depreciation	113,207	105,059	94,540
Amortization of intangible assets	40,500	39,427	27,106
Other amortization	16,745	21,685	19,581
Stock-based compensation	36,038	31,592	62,413
Provision for doubtful accounts	24,836	22,062	13,859
Pension funding under (over) expense	(114,149)	(4,787)	7,094
Deferred income taxes	54,674	23,654	(3,748)
Other, net	(6,923)	(11,477)	(13,548)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	75,449	52,679	(49,673)
Inventories	209,439	(38,275)	(24,113)
Other current assets	77,173	(66,866)	15,644
Accounts payable	(69,560)	(67,214)	77,212
Accrued compensation	(11,714)	471	(1,932)
Accrued income taxes	14,763	24,118	(7,541)
Accrued liabilities	(25,182)	(22,438)	31,986
Other assets and liabilities	(42,222)	(33,065)	(29,122)

Cash provided by operating activities of continuing operations	973,485	679,472	833,629
Loss from discontinued operations	—	—-	(21,625)
Adjustments to reconcile loss from discontinued operations to cash used by discontinued operations:
Loss on disposal of discontinued operations	—	—-	24,554
Other, net	—	(1,071)	(15,982)

Cash used by operating activities of discontinued operations	—	(1,071)	(13,053)

Cash provided by operating activities	973,485	678,401	820,576

Investing Activities
Capital expenditures	(85,859)	(124,207)	(113,863)
Business acquisitions, net of cash acquired	(212,339)	(93,377)	(1,060,636)
Software purchases	(9,735)	(10,601)	(6,367)
Sale of intimate apparel business	—	—-	348,714
Sale of other businesses	580	537	12,368
Other, net	(9,523)	11,862	13,965

Cash used by investing activities of continuing operations	(316,876)	(215,786)	(805,819)
Discontinued operations, net	—	—-	(243)

Cash used by investing activities	(316,876)	(215,786)	(806,062)

Financing Activities
Increase (decrease) in short-term borrowings	(11,019)	(67,736)	36,785
Proceeds from long-term debt	—	—-	592,758
Payments on long-term debt	(3,242)	(3,632)	(168,671)
Purchase of Common Stock	(111,974)	(149,729)	(350,000)
Cash dividends paid	(261,682)	(255,235)	(246,634)
Proceeds from issuance of Common Stock	62,590	64,972	69,539
Tax benefits of stock option exercises	6,464	22,504	15,571
Other, net	(480)	(905)	—

Cash used by financing activities	(319,343)	(389,761)	(50,652)
Effect of Foreign Currency Rate Changes on Cash	12,439	(12,873)	14,777

Net Change in Cash and Equivalents	349,705	59,981	(21,361)
Cash and Equivalents — Beginning of Year	381,844	321,863	343,224

Cash and Equivalents — End of Year	$731,549	$381,844	$321,863

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests
	In thousands

Balance, December 2006	$112,185	$1,469,764	$(123,652)	$1,806,875	$232
Net income	—	—	—	591,621	625
Common Stock dividends	—	—	—	(246,634)	—
Purchase of treasury stock	(4,116)	—	—	(345,884)	—
Stock compensation plans, net	1,752	149,556	—	(11,641)	—
Common Stock held in trust for deferred compensation plans	(23)	—	—	(2,036)	—
Acquisition of noncontrolling interest in subsidiary	—	—	—	—	1,095
Distributions to noncontrolling interests	—	—	—	—	(562)
Foreign currency translation	—	—	129,958	—	336
Defined benefit pension plans	—	—	46,262	—	—
Changes in accounting policies (Note A)	—	—	22,539	(6,085)	—
Derivative financial instruments	—	—	(10,867)	—	—
Marketable securities	—	—	(2,745)	—	—

Balance, December 2007	109,798	1,619,320	61,495	1,786,216	1,726
Net income	—	—	—	602,748	99
Common Stock dividends	—	—	—	(255,235)	—
Purchase of treasury stock	(2,000)	—	—	(147,729)	—
Stock compensation plans, net	2,027	130,144	—	(14,162)	—
Common Stock held in trust for deferred compensation plans	23	—	—	1,036	—
Distributions to noncontrolling interests	—	—	—	—	(750)
Foreign currency translation	—	—	(103,968)	—	278
Defined benefit pension plans	—	—	(227,016)	—	—
Derivative financial instruments	—	—	1,729	—	—
Marketable securities	—	—	(8,534)	—	—

Balance, December 2008	109,848	1,749,464	(276,294)	1,972,874	1,353

Continued

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests
	In thousands

Balance, December 2008	$109,848	$1,749,464	$(276,294)	$1,972,874	$1,353
Net income	—	—	—	461,271	(2,813)
Common Stock dividends	—	—	—	(261,682)	—
Purchase of treasury stock	(1,560)	—	—	(110,415)	—
Stock compensation plans, net	1,977	115,035	—	(12,732)	—
Common Stock held in trust for deferred compensation plans	20	—	—	793	—
Distributions to noncontrolling interests	—	—	—	—	(480)
Foreign currency translation	—	—	37,468	—	74
Defined benefit pension plans	—	—	25,021	—	—
Derivative financial instruments	—	—	510	—	—
Marketable securities	—	—	3,553	—	—

Balance, December 2009	$110,285	$1,864,499	$(209,742)	$2,050,109	$(1,866)

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements
December 2009

Note A —	Significant Accounting Policies

Description of Business:  VF Corporation (and its subsidiaries, collectively known as “VF”) is a global apparel company based in the United States. VF designs and manufactures or sources from independent contractors a variety of apparel and footwear for all ages. Products are marketed primarily under VF-owned brand names. VF has significant market shares in outdoor and action sports apparel, jeanswear and sportswear. VF is also a leader in daypacks, backpacks and technical outdoor equipment and in occupational apparel.

VF markets these products to a broad customer base throughout the world. Products having various price points are sold through multiple channels of distribution, including specialty stores, department stores, national chains, mass merchants and VF-operated retail stores. VF’s ten largest customers, all U.S.-based retailers, accounted for 27% of 2009 total revenues. Sales are made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.

Basis of Presentation:  All financial statements and related disclosures are presented in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of VF and its majority-owned subsidiaries, after elimination of intercompany transactions and balances. For consolidated subsidiaries that are not wholly owned, the minority owners’ interests (noncontrolling interests) in net income, comprehensive income and stockholders’ equity are separately presented in the financial statements.

Investments in entities that VF does not control but has the ability to exercise significant influence (generally 20-50% owned companies) are accounted for using the equity method of accounting. Equity method investments are recorded initially at cost in Other Assets in the Consolidated Balance Sheets. Those amounts are adjusted to recognize VF’s proportional share of the investee’s earnings and dividends after the date of investment. VF’s share of net income of these investments, totaling $0.8 million in 2009, $7.3 million in 2008 and $4.2 million in 2007, is included in Marketing, Administrative and General Expenses in the Consolidated Statements of Income.

In April 2007, VF sold its intimate apparel business consisting of its domestic and international women’s intimate apparel business units. Accordingly, the 2007 Consolidated Statement of Income and the 2008 and 2007 Consolidated Statements of Cash Flows present the intimate apparel businesses as discontinued operations. Interest expense was not allocated to the discontinued operations. Amounts presented herein, unless otherwise stated, relate to continuing operations. See Note C.

Fiscal Year:  VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2009”, “2008” and “2007” relate to the 52 week fiscal year ended on January 2, 2010, the 53 week fiscal year ended on January 3, 2009 and the 52 week fiscal year ended on December 29, 2007, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements. For presentation purposes in this report, all fiscal years are presented as ended in December.

Use of Estimates:  In preparing financial statements in accordance with generally accepted accounting principles, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications:  Certain prior year amounts have been reclassified to conform with the 2009 presentation.

Changes in Accounting Policies:  In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codificationtm (the “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. The ASC also recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) as authoritative GAAP for SEC registrants. The ASC, which

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

became effective in 2009, supersedes all existing non-SEC accounting and reporting standards but does not change U.S. GAAP. Accordingly, references to standards issued prior to the codification have been replaced with a description of the applicable accounting guidance.

In September 2006, the FASB adopted new accounting guidance for the measurement date used to value pension plan assets and obligations. Accordingly, VF elected, effective at the beginning of 2007, to change its plans’ measurement date to December and recorded (i) a charge of $3.8 million (net of income taxes of $2.4 million) to Retained Earnings for pension expense for the period October to December 2006 and (ii) a credit of $22.5 million (net of income taxes of $14.0 million) to Accumulated Other Comprehensive Income (Loss) for the changes in plan assets and projected benefit obligations for that period. Further, in March 2009, the FASB issued new accounting guidance on disclosures for pension and other postretirement benefit plans. The new guidance expands disclosure requirements to provide information about an employer’s defined benefit pension plans, including the major categories and fair values of plan assets, investment policies and strategies, and concentrations of credit risk. See Note N.

In June 2006, the FASB clarified the accounting guidance for uncertainty in income tax positions. VF adopted the new accounting guidance by recording a cumulative effect charge of $2.3 million (net of $0.2 million income tax effect) to Retained Earnings at the beginning of 2007, a $2.8 million reduction in Goodwill and a $0.5 million reduction in unrecognized income tax benefits.

During 2009, VF adopted the FASB’s new accounting guidance on business combinations. The new guidance revises how business combinations are accounted for, both at the acquisition date and in subsequent periods. The new guidance changes the accounting model for a business acquisition from a cost allocation standard to recognition of the fair value of the assets and liabilities of the acquired business, regardless of whether a 100% or a lesser controlling interest is acquired.

During 2009, VF adopted the FASB’s new accounting guidance on noncontrolling interests in consolidated financial statements. The new guidance requires information about the entity as a whole, with separate information relating to the parent or controlling owners and to the noncontrolling (minority) interests, and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Upon adoption of the new guidance, the FASB required retroactive treatment for the presentation and disclosure requirements, with all other requirements to be applied prospectively. Accordingly, for VF’s previously issued financial statements:

•	Noncontrolling interests in subsidiaries were reclassified from Other Liabilities to a separate component of Stockholders’ Equity.

•	Net income was adjusted to separately present net income attributable to noncontrolling interests.

•	Comprehensive income was adjusted to separately present comprehensive income attributable to noncontrolling interests.

During 2009, VF adopted the FASB’s new accounting guidance for derivative instruments and hedging activities. The new guidance requires expanded disclosures related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. See Note V.

During 2009, VF adopted the FASB’s new accounting guidance on the determination of the useful life of intangible assets. The new guidance amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of an identified intangible asset and requires expanded disclosures related to the determination of intangible asset useful lives.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

During 2009, VF adopted the FASB’s new guidance on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. See Note X.

Foreign Currency Translation:  Financial statements of most foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses, and transaction gains and losses on long-term advances to foreign subsidiaries, are reported in Other Comprehensive Income (Loss) (“OCI”). For a foreign subsidiary that uses the U.S. dollar as its functional currency, the effects of remeasuring assets and liabilities into U.S. dollars are included in the Consolidated Statements of Income. Net transaction gains of $21.3 million in 2009, losses of $18.9 million in 2008 and gains of $7.5 million in 2007, arising from transactions denominated in a currency other than the functional currency of a particular entity, are included in the Consolidated Statements of Income.

Cash and Equivalents are demand deposits and highly liquid investments that will mature within three months of their purchase. Cash equivalents consist of institutional money market funds that invest in short-term obligations issued or guaranteed by the U.S. government and short-term time deposits in U.S. and foreign commercial banks.

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

Inventories are stated at the lower of cost or market. Cost is net of purchase discounts or rebates received from vendors. Cost is determined on the first-in, first-out (“FIFO”) method for 75% of total 2009 inventories and 77% of total 2008 inventories. For remaining inventories, cost is determined on the last-in, first-out (“LIFO”) method (primarily due to Internal Revenue Service conformity requirements where LIFO is used for income tax purposes). The LIFO method is used for jeanswear, wholesale sportswear and occupational apparel inventories located in the United States and Canada. The value of inventories stated on the LIFO method is not significantly different from the value determined under the FIFO method. Market value for materials and supplies is replacement cost. Market value for finished goods is expected net realizable value, which is based on the quantity and quality of inventories, forecasted demand, and historical and expected realization trends.

Long-lived Assets:  Property, plant and equipment, intangible assets and goodwill are stated at cost. Improvements to property, plant and equipment that substantially extend the useful life of the asset, and interest cost incurred during construction of major assets, are capitalized. Repair and maintenance costs are expensed as incurred. Cost for acquired intangible assets is fair value based generally on the present value of expected cash flows. These expected cash flows consider the stated terms of the rights or contracts acquired and expected renewal periods, if applicable. The number of renewal periods considered is based on management’s experience in renewing or extending similar arrangements, regardless of whether the acquired rights have explicit renewal or extension provisions. Trademark intangible assets represent individual acquired trademarks, some of which are registered in over 100 countries. Because of the significant number of trademarks, renewal of those rights is an ongoing process, with individual trademark renewals averaging 10 years. License intangible assets relate to numerous licensing

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

contracts, with VF as either the licensor or licensee. Individual license renewals average four years. Costs incurred to renew or extend the lives of recognized intangible assets are not significant and are expensed as incurred. Goodwill represents the excess of cost of an acquired business over the fair value of net tangible assets and identifiable intangible assets acquired. Goodwill is assigned at the business unit level, which at VF is typically one level below a reportable segment.

Depreciation of owned assets and amortization of assets under capital leases are computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for machinery and equipment and up to 40 years for buildings. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term. Intangible assets having indefinite lives, consisting of major trademarks, and goodwill are not amortized. Other intangible assets, primarily customer relationships, contracts to license acquired trademarks to third parties and contracts to license trademarks from third parties, are amortized over their estimated useful lives ranging from less than one year to 30 years. Amortization of intangible assets is computed using straight-line or accelerated methods consistent with the expected realization of benefits to be received. Depreciation and amortization expense related to producing or otherwise obtaining finished goods inventories is included in Cost of Goods Sold, and other depreciation and amortization expense is included in Marketing, Administrative and General Expenses. Assets held for sale are measured at the lower of their carrying value or fair value less costs of disposal. Upon retirement or disposition, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and a gain or loss is recognized based on the difference between the fair value of proceeds received and the asset’s carrying value.

VF’s policy is to review property and intangible assets with identified useful lives for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If forecasted undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, an impairment charge is recorded for the excess of the asset’s carrying value over its estimated fair value.

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (a major trademark) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trademark using a royalty rate that an independent party would pay for use of that trademark. An impairment charge is recorded if the trademark’s carrying value exceeds its estimated fair value. Goodwill is evaluated for possible impairment by comparing the fair value of a business unit with its carrying value, including the goodwill assigned to that business unit. Fair value of a business unit is estimated using a combination of income-based and market-based valuation methodologies. Under the income approach, forecasted cash flows of a business unit are discounted to a present value using a discount rate commensurate with the risks of those cash flows. Under the market approach, the fair value of a business unit is estimated based on the revenues and earnings multiples of a group of comparable public companies and from recent transactions involving comparable companies. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value. See Notes H and U for information related to impairment charges recorded in 2009 for indefinite-lived trademark intangible assets and goodwill.

Derivative Financial Instruments are measured at their fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets or liabilities, respectively, and classified as current or noncurrent based on the expected period of settlement. The accounting for changes in the fair value (i.e., gains and losses) of derivative instruments depends on whether a derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The criteria used to determine if a derivative instrument qualifies for hedge accounting treatment are (i) whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and (ii) whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure. A qualifying derivative is designated for

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

accounting purposes, based on the nature of the hedging relationship, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign business. VF’s hedging practices and related accounting policies for fair value hedges and for cash flow hedges are described in Note V. VF considers its foreign businesses to be long-term investments and, accordingly, does not hedge those net investments. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

VF formally documents hedging instruments and hedging relationships at the inception of each contract. Further, VF assesses, both at the inception of a contract and on an ongoing basis, whether the hedging instruments are effective in offsetting the risk of the hedged transactions. Occasionally, a portion of a derivative instrument will be considered ineffective in hedging the originally identified exposure due to a decline in amount or a change in timing of the hedged exposure. In other cases, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the forecasted sale is recognized. In those cases, hedge accounting treatment is discontinued for the ineffective portion of that hedging instrument or upon dedesignation, and any change in fair value is recognized in net income when it occurs.

The counterparties to the derivative contracts consist of financial institutions having A-rated investment grade credit ratings. To manage its credit risk, VF continually monitors the credit risks of its counterparties, limits its exposure in the aggregate and to any single counterparty, and adjusts its hedging positions as appropriate. The impact of VF’s credit risk and the credit risk of its counterparties, as well as the ability of each party to fulfill its obligations under the contracts, is considered in determining the fair value of the derivative contracts. Credit risk has not had a significant effect on the fair value of VF’s derivative contracts. VF does not have any credit risk-related contingent features or collateral requirements with its derivative contracts.

Revenue Recognition:  Revenue is recognized when (i) there is a contract or other arrangement of sale, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured. Net Sales to wholesale customers and sales through the internet are recognized when the product has been received by the customer. Net Sales at VF-operated retail stores are recognized at the time products are purchased by consumers. Shipping and handling costs billed to customers are included in Net Sales. Net Sales are recorded after reduction of estimated allowances for trade terms, sales incentive programs, customer markdowns and charge-backs, and product returns. Sales incentive programs with wholesale customers include stated discounts. Sales incentive programs directly with consumers include rebate and coupon offers. These allowances are estimated based on evaluations of specific product and customer circumstances, retail sales performance, historical and anticipated trends, and current economic conditions; historically, they have not differed significantly from actual results. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from Net Sales.

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

Marketing, Administrative and General Expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, warehousing, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $329.1 million in 2009, $399.1 million in 2008 and $362.1 million in 2007. Advertising costs include cooperative advertising payments made to VF’s retail customers

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

as direct reimbursement of retailers’ documented costs incurred for advertising VF’s products. Cooperative advertising costs, totaling $37.1 million in 2009, $42.1 million in 2008 and $39.0 million in 2007, are independently verified to support the fair value of advertising reimbursed by VF. Shipping and handling costs for delivery of products to customers totaled $188.2 million in 2009, $218.4 million in 2008 and $213.0 million in 2007. Expenses related to royalty income, including amortization of licensing intangible assets, were $14.5 million in 2009, $20.8 million in 2008 and $22.4 million in 2007.

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

Self-insurance:  VF is self-insured for a substantial portion of its employee group medical, workers’ compensation, vehicle, property and general liability exposures. Liabilities for self-insured exposures are accrued at the present value of amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in current and noncurrent liabilities based on the expected period of payment. Excess liability insurance has been purchased to cover claims in excess of self-insured amounts.

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

Earnings Per Share:  Basic earnings per share is computed by dividing net income attributable to VF Corporation common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share considers the additional effect, if dilutive, of potentially dilutive securities such as stock options, restricted stock and restricted stock units. Stock options are included in diluted earnings per share when the average market price of VF Common Stock during the quarter exceeds the exercise price of the option. Performance-based restricted stock units are included in diluted earnings per share in the period in which the underlying performance and service conditions have been satisfied.

Legal and Other Contingencies:  Management periodically assesses, based on the latest information available, liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred, a loss, or a reasonable estimate of the loss, is

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

recorded in the consolidated financial statements. Estimates of losses are adjusted in the period in which additional information becomes available or circumstances change. A contingent liability is disclosed when there is at least a reasonable possibility that a loss has been incurred. Management believes that the outcome of any outstanding or pending matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.

Recently Issued Accounting Standards:  New accounting guidance issued by the FASB but not effective until after 2009 is not expected to have a significant effect on VF’s consolidated financial position, results of operations or disclosures.

Note B —	Acquisitions

On March 11, 2009, VF completed the acquisition of Mo Industries Holdings, Inc. (“Mo Industries”), owner of the Splendid® and Ella Moss® brands of premium sportswear marketed to upscale department and specialty stores. This transaction resulted in VF acquiring the remaining two-thirds equity of Mo Industries for a purchase price of $160.8 million (consisting of $156.1 million of cash and $4.7 million of notes) and payment of $52.3 million of debt. In June 2008, VF had acquired one-third of the outstanding equity of Mo Industries for $77.4 million. The agreement included put/call rights to acquire the remaining equity during the first half of 2009 at a price based on the acquired company’s earnings. The initial investment was recorded in Other Assets and was accounted for using the equity method of accounting. The carrying value of the investment was $80.5 million at the time of the March 2009 acquisition, consisting of the initial cost of the investment, plus the equity in net income of the investment to the date of acquisition. VF recognized a gain in the first quarter of $0.3 million from remeasuring its one-third interest in Mo Industries to fair value. The gain was included in Miscellaneous Income in VF’s Consolidated Statement of Income. This acquisition contributed $61.2 million to revenues and $12.0 million to operating earnings in 2009. Acquisition-related expenses were not significant. Operating results are reported as part of the Contemporary Brands Coalition.

On July 31, 2008, VF acquired 100% ownership of its former 50%-owned joint venture that marketed Lee® branded products in Spain and Portugal (“Lee Spain”). The cost of the additional investment was $25.4 million, consisting of $14.9 million in cash, plus the transfer of certain nonmonetary assets held by the former joint venture. The investment in the joint venture was accounted for using the equity method of accounting through July 2008, and Lee Spain is accounted for as a consolidated subsidiary subsequent to that date. Operating results are reported as part of the Jeanswear Coalition.

On February 28, 2007, VF acquired substantially all the operating assets of Majestic Athletic, Inc. (“Majestic”) for a cost of $131.5 million. Majestic holds exclusive on-field uniform rights for all 30 major league baseball teams, including supplying each team with on-field MLB Authentic Collectiontm outerwear, batting practice jerseys, T-shirts, shorts and fleece. Majestic also markets Majestic® brand baseball-related consumer apparel to wholesale accounts. On August 27, 2007, VF acquired lucy activewear, inc. (“lucy activewear”), a chain of retail stores marketing lucy® brand women’s activewear, for a cost of $114.1 million. On August 31, 2007, VF acquired Seven For All Mankind, LLC (“Seven For All Mankind”), marketer of the 7 For All Mankind® brand of women’s and men’s premium denim jeanswear and related apparel products primarily in the United States and Europe, for a cost of $773.1 million. The lucy activewear business and the Seven For All Mankind business together formed the foundation for a new lifestyle-based coalition called Contemporary Brands. On January 26, 2007, VF acquired Eagle Creek, Inc. (“Eagle Creek”), maker of Eagle Creek® brand adventure travel gear that includes accessories, luggage and daypacks. In addition, on April 2, 2007, VF acquired the brand-related assets of a former licensee that had rights to market VF’s The North Face® brand in China and Nepal (“The North Face — China”). Because the licensing arrangement represented an arms-length contract, no gain or loss was recognized at the acquisition date. The total cost of these acquisitions, collectively referred to as the “2007 Acquisitions,” was $1,070.3 million, plus the assumption of $11.6 million of debt.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In the Majestic acquisition, the fair value of the net assets acquired exceeded the purchase price by $14.0 million. Since there was a maximum of $10.0 million of contingent consideration based on growth in revenues that may result in the recognition of additional purchase cost, that amount was accrued as a deferred credit, with the remaining $4.0 million excess fair value at the acquisition date applied to reduce on a pro rata basis amounts initially assigned to noncurrent assets. Of the total contingent consideration, $5.2 million was earned in 2009 (payable in 2010), $3.3 million was earned in 2008 and $1.5 million was earned in 2007. Contingent consideration of $4.0 million and $5.1 million for Eagle Creek, based on a measure of profitability, was earned in 2009 (payable in 2010) and 2008, respectively, and was recorded as Goodwill. In addition, contingent consideration of $0.8 million related to a prior year’s acquisition was earned and recorded as Goodwill in 2008, and an additional $1.7 million can be earned in 2011, which would also be recorded as Goodwill.

Management has allocated the purchase price of each acquisition to acquired tangible and intangible assets, and assumed liabilities, based on their respective fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Mo Industries in 2009 and Lee Spain in 2008 at their respective dates of acquisition:

	2009	2008
	Acquisition	Acquisition
	In thousands

Cash and equivalents	$5,244	$813
Other tangible assets	18,234	21,599
Intangible assets — indefinite-lived	98,900	6,314
Intangible assets — amortizable	115,700	7,170
Goodwill	142,361	15,678

Total assets acquired	380,439	51,574

Current liabilities	7,384	22,209
Other liabilities, primarily deferred income taxes	79,038	3,986

Total liabilities assumed	86,422	26,195

Net assets acquired	$294,017	$25,379

Management believes the Splendid®, Ella Moss®, 7 For All Mankind®, lucy®, Majestic® and Eagle Creek® trademarks and tradenames have indefinite lives. Amounts assigned to amortizable intangible assets relate primarily to customer relationships in each year, which are being amortized using accelerated methods over their estimated weighted average useful lives of 19 years. In the 2007 Acquisitions, $49.7 million of licensing contracts are being amortized using straight-line and accelerated methods over their estimated weighted average useful lives of 18 years.

Except for the Majestic transaction, the purchase price of each acquisition exceeded the fair value of the net tangible and intangible assets acquired, with the excess purchase price recorded as Goodwill. Factors that contributed to recognition of Goodwill included (i) expected growth rates and profitability of the acquired companies, (ii) the ability to expand the brands within their markets or to new markets, (iii) their experienced workforce, (iv) VF’s strategies for growth in sales, income and cash flows and (v) expected synergies with existing VF business units. The Mo Industries, Seven For All Mankind, lucy activewear, Majestic and Eagle Creek acquisitions are consistent with VF’s goal of acquiring strong lifestyle brands that have high growth potential within their target markets. The acquisitions of Lee Spain and The North Face — China gave VF control of its leading brands in additional international markets. Approximately $205.9 million of Goodwill in the 2007 Acquisitions is expected to be deductible for income tax purposes.

Operating results of the acquisitions have been included in the consolidated financial statements since their respective acquisition dates.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note C —	Sale of Intimate Apparel Business and Sale of H.I.S® Brand

Sale of Intimate Apparel Business Classified as Discontinued Operations:  In December 2006, management and the Board of Directors decided to exit VF’s domestic and international women’s intimate apparel business (formerly referred to as the Intimate Apparel Coalition, a reportable business segment). On April 1, 2007, VF sold the net assets of this business (except for an investment in marketable securities of an intimate apparel supplier) for $348.7 million, plus $28.8 million related to the business unit’s Cash and Equivalents. The transaction was consistent with VF’s stated objective of focusing on lifestyle businesses having high growth and profit potential. The results of operations and cash flows of the intimate apparel business are separately presented as discontinued operations.

VF recorded a charge of $42.2 million in 2006 for the difference between the recorded book value of the intimate apparel business and the expected net sales proceeds. In 2007, VF recorded an additional loss on disposal of $24.6 million due to changes in noncore assets sold, final determination of the sales price and income tax adjustments.

Summarized 2007 operating results for the discontinued intimate apparel business prior to its sale were as follows (in thousands):

Total revenues	$196,167

Income from operations, net of income taxes of $3,851	$2,929
Loss on disposal (no income tax benefit)	(24,554)

Loss from discontinued operations	$(21,625)

Sale of H.I.S® Brand:  VF sold its H.I.S® trademarks and related intellectual property for $11.5 million in 2007. H.I.S® was a female jeanswear and casual apparel brand marketed primarily in Germany. Net foreign currency translation gains previously deferred in Accumulated OCI on the H.I.S® net operating assets of $3.9 million, net of $2.2 million income taxes, were recognized in the Consolidated Statement of Income. The sale proceeds and recognition of the deferred foreign currency translation gains, less employee termination and other exit costs, resulted in a $5.7 million pretax gain, which was recorded as $2.6 million of additional expense in Cost of Goods Sold and a reduction of $8.3 million in Marketing, Administrative and General Expenses. Revenues of the H.I.S® brand totaled $25 million in 2007.

Note D —	Accounts Receivable

	2009	2008
	In thousands

Trade	$786,604	$833,561
Royalty and other	49,916	65,884

Total accounts receivable	836,520	899,445
Less allowance for doubtful accounts	60,380	48,163

Accounts receivable, net	$776,140	$851,282

In September 2009, VF entered into an agreement to sell selected trade accounts receivable, on a revolving basis, to a financial institution. The agreement covers the sale of up to $105.0 million of accounts receivable on a nonrecourse basis. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. Since the inception of the agreement, VF sold a total of $239.3 million of accounts receivable at their stated amounts, less a funding fee. The funding fee charged by the financial institution for this program, which totaled $0.4 million, is recorded in Miscellaneous Expense. Net proceeds of this accounts receivable sale program are recognized as part of the change in accounts

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

receivable in cash provided by operating activities in the Consolidated Statement of Cash Flows. At the end of December 2009, accounts receivable in the Consolidated Balance Sheet had been reduced by $74.2 million related to balances sold under the program.

Note E —	Inventories

	2009	2008
	In thousands

Finished products	$772,458	$931,122
Work in process	70,507	87,543
Materials and supplies	115,674	133,230

Inventories	$958,639	$1,151,895

Note F —	Property, Plant and Equipment

	2009	2008
	In thousands

Land	$47,731	$47,288
Buildings and improvements	578,861	555,407
Machinery and equipment	975,016	954,939

Property, plant and equipment, at cost	1,601,608	1,557,634
Less accumulated depreciation	987,430	914,907

Property, plant and equipment, net	$614,178	$642,727

Assets recorded under capital leases, primarily buildings and improvements, are included in Property, Plant and Equipment at a cost of $45.3 million, less accumulated amortization of $12.1 million, at the end of 2009 and a cost of $51.9 million, less accumulated amortization of $14.1 million, at the end of 2008. Amortization expense for assets under capital leases is included in depreciation expense.

Assets having a cost of $21.2 million, less accumulated depreciation of $1.1 million at the end of 2009 and $0.6 million at the end of 2008, are subject to a mortgage. All other Property, Plant and Equipment is unencumbered.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note G —	Intangible Assets

	Weighted			Net
	Average		Accumulated	Carrying
	Life	Cost	Amortization	Amount
		Dollars in thousands

December 2009
Amortizable intangible assets:*
Customer relationships	19 years	$442,549	$81,510	$361,039
License agreements	24 years	180,111	42,664	137,447
Trademarks and other	7 years	17,726	11,111	6,615

Amortizable intangible assets, net				505,101
Indefinite-lived intangible assets:
Trademarks and tradenames				1,030,020

Intangible assets, net				$1,535,121

December 2008
Amortizable intangible assets:*
Customer relationships	20 years	$324,191	$52,105	$272,086
License agreements	22 years	180,158	34,769	145,389
Trademarks and other	7 years	17,509	8,269	9,240

Amortizable intangible assets, net				426,715
Indefinite-lived intangible assets:
Trademarks and tradenames				939,507

Intangible assets, net				$1,366,222

*	Amortization of customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — straight-line method.

The carrying amount of indefinite-lived intangible assets was reduced in 2009 by impairment charges totaling $20.1 million. See Notes H and U. Cost and accumulated amortization of $17.5 million were eliminated from license agreements in 2008 because the underlying intangible assets became fully amortized in that year.

Amortization expense was $40.5 million in 2009, $39.4 million in 2008 and $27.1 million in 2007. Estimated amortization expense for the years 2010 through 2014 is $38.8 million, $36.5 million, $33.8 million, $32.5 million and $31.5 million, respectively.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note H —	Goodwill

Activity is summarized by business segment as follows:

	Outdoor &				Contemporary
	Action Sports	Jeanswear	Imagewear	Sportswear	Brands
	In thousands

Balance, December 2006	$531,884	$225,202	$56,246	$217,593
Change in accounting policy (Note A)	(1,014)	—	—	(1,809)
2007 Acquisitions	12,785	—	—	—	$209,215
Additional purchase cost	—	50	—	—	—
Adjustments to purchase price allocation	(6,240)	(5,027)	—	(17)	—
Currency translation	27,452	11,843	—	—	—

Balance, December 2007	564,867	232,068	56,246	215,767	209,215
2008 acquisition	—	15,678	—	—	—
Contingent consideration	5,309	—	457	—	—
Adjustments to purchase price allocation	(426)	—	—	—	41,215 *
Currency translation	(15,040)	(11,928)	—	—	370

Balance, December 2008	554,710	235,818	56,703	215,767	250,800
2009 acquisition	—	—	—	—	142,361
Impairment charges	(31,142)	—	—	(58,453)	(12,256)
Contingent consideration	3,818	—	—	—	—
Adjustments to purchase price allocation	—	—	—	—	(3,454)
Currency translation	8,149	3,112	—	—	1,747

Balance, December 2009	$535,535	$238,930	$56,703	$157,314	$379,198

*	Represents reclassification from indefinite-lived Intangible Assets upon finalization of purchase price allocation.

VF completed its annual impairment testing for goodwill and indefinite-lived intangible assets in the fourth quarter of 2009. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing VF’s business units, VF management determined that the carrying values of goodwill and trademark intangible assets at its Reef®, Nautica® and lucy® business units exceeded their fair value. Accordingly, VF recorded noncash impairment charges totaling $122.0 million in the Consolidated Statement of Income. These impairment charges consisted of $31.1 million, $58.5 million and $12.3 million to reduce goodwill at its Reef®, Nautica® and lucy® business units to their respective implied fair values and $5.6 million and $14.5 million to reduce the Reef® and lucy® trademark assets to their respective fair values. The Reef® business unit is a component of the Outdoor & Action Sports Coalition, the Nautica® business unit is a component of the Sportswear Coalition, and the lucy® business unit is a component of the Contemporary Brands Coalition. See Notes G & U.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note I —	Other Assets

	2009	2008
	In thousands

Investment securities held for deferred compensation plans (Note N)	$179,276	$152,653
Other investment securities	17,138	12,216
Investments accounted for under the equity method (Note B)	6,123	85,642
Deferred income taxes (Note Q)	11,182	90,947
Computer software, net of accumulated amortization of $39,695 in 2009 and $67,268 in 2008	41,200	47,091
Deferred debt issuance costs	10,159	11,130
Other	59,244	58,432

Other assets	$324,322	$458,111

Investment securities held for deferred compensation plans consist of mutual funds, which are considered trading securities, and life insurance contracts recorded at fair value. See the discussion of Deferred Compensation Plans in Note N.

Other investment securities include common stock of a supplier to VF’s former intimate apparel business and life insurance contracts held in an irrevocable trust to partially fund liabilities under the domestic supplemental defined benefit pension plan (Note N). The common stock, considered to be available-for-sale securities, and the life insurance contracts are recorded at fair value.

Investments accounted for under the equity method at the end of 2008 included a one-third interest in Mo Industries. In March 2009, VF acquired the remaining equity, and accordingly Mo Industries is a consolidated subsidiary after that date. See Note B.

VF is the beneficiary of the insurance policies discussed above. Loans against the cash value of these policies are not significant.

Note J —	Short-term Borrowings

Short-term borrowings consist of international bank borrowings with a weighted average interest rate of 7.6% at the end of 2009 and 15.0% at the end of 2008.

VF has a $1.0 billion senior domestic unsecured committed revolving bank credit agreement that supports issuance of up to $1.0 billion in commercial paper, with any unused portion available for general corporate purposes. This agreement, which expires in October 2012, has a facility fee of 0.06% per year. The agreement contains a financial covenant requiring VF’s ratio of consolidated indebtedness to consolidated capitalization, as defined, remain below 60%. The agreement contains other covenants and events of default, including limitations on liens, subsidiary indebtedness, sales of assets, and a cross-acceleration event of default if more than $100.0 million of other debt is in default and has been accelerated by the lenders. If VF fails in the performance of any covenant under this agreement, the banks may terminate their obligation to lend, and any bank borrowings outstanding under this agreement may become due and payable. At the end of 2009, VF was in compliance with all covenants, and the entire amount of the credit agreement was available for borrowing, except for $14.8 million related to standby letters of credit issued under the agreement on behalf of VF.

In addition, certain international subsidiaries, with VF Corporation as guarantor, have a €250.0 million (U.S. dollar equivalent of $358.3 million at December 2009) senior international unsecured committed revolving bank credit agreement, which expires in October 2012. The terms and conditions of the international bank credit agreement are substantially the same as those of VF’s $1.0 billion domestic credit agreement. At the end of 2009, VF was in compliance with all covenants, and the entire amount of the credit agreement was available for borrowing.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note K —	Accrued Liabilities

	2009	2008
	In thousands

Compensation	$125,972	$133,620
Deferred compensation (Note N)	19,000	22,300
Income taxes (Note Q)	31,996	17,574
Deferred income taxes (Note Q)	4,785	6,221
Other taxes	63,278	70,173
Advertising	22,547	25,127
Customer discounts and allowances	20,195	20,296
Interest	14,733	15,030
Unrealized losses on hedging contracts (Note V)	13,476	26,034
Insurance	12,427	13,308
Product warranty claims (Note M)	11,763	11,376
Contingent consideration (Note B)	9,257	9,300
Pension liabilities (Note N)	3,302	9,400
Other	118,034	140,140

Accrued liabilities	$470,765	$519,899

In the fourth quarter of 2008, management took a number of actions to realign VF’s cost structure to protect future profitability and to address the uncertainty posed by the economic crisis and recession that began in 2008. Costs totaling $41.0 million relating to these actions were charged to expense as follows: $5.0 million to Cost of Goods Sold and $36.0 million to Marketing, Administrative and General. Of the total, $35.1 million related to severance and benefits, and $5.9 million related to asset write-downs and lease exit costs. There was $40.1 million remaining to be paid at the end of December 2008 and $8.2 million at the end of December 2009, primarily in Compensation above.

Note L —	Long-term Debt

	2009	2008
	In thousands

8.5% notes, due 2010	$200,000	$200,000
5.95% notes, due 2017	250,000	250,000
6.00% notes, due 2033	292,810	292,679
6.45% notes, due 2037	350,000	350,000
Capital leases and other	48,863	52,189

Total long-term debt	1,141,673	1,144,868
Less current portion	203,179	3,322

Long-term debt, due beyond one year	$938,494	$1,141,546

All notes, along with any amounts outstanding under the domestic bank credit agreement and the international bank credit agreement (Note J), rank equally as senior obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2010 and 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the 2017 and 2037 notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indenture that governs the respective

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

notes, the trustee or lenders may declare the principal due and payable immediately. At the end of 2009, VF was in compliance with all covenants. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the 2017 and 2037 notes, if there were a change in control of VF and, as a result of the change in control, those notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest. VF may redeem the notes, in whole or in part, at a price equal to (i) 100% of the principal amount, plus accrued interest to the redemption date, (ii) a premium for any excess of the U.S. Treasury rate over the stated rate for the notes, plus (iii) an additional 20 basis points for the 2017 notes and 25 basis points for the 2037 notes.

The 6.00% notes, having a principal balance of $300.0 million, are recorded net of unamortized original issue discount. Interest Expense on these notes is recorded at an effective annual interest rate of 6.19%, including amortization of the original issue discount, deferred gain on an interest rate hedging contract (Note U) and debt issuance costs.

Capital leases and other included capital lease obligations of $37.3 million at the end of 2009 and $40.0 million at the end of 2008 at an effective interest rate of 5.1%.

The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2009 are summarized as follows:

	Notes and	Capital
	Other	Leases
	In thousands

2010	$200,655	$4,367
2011	165	4,295
2012	174	4,147
2013	187	4,155
2014	200	4,123
Thereafter	910,141	28,363

	1,111,522	49,450
Less debt discount included above	7,190	—
Less amounts representing interest	—	12,109

Total long-term debt	1,104,332	37,341
Less current portion	200,655	2,524

Long-term debt, due beyond one year	$903,677	$34,817

Note M —	Other Liabilities

	2009	2008
	In thousands

Deferred compensation (Note N)	$182,965	$156,538
Pension liabilities (Note N)	247,583	405,517
Income taxes (Note Q)	18,269	47,773
Deferred income taxes (Note Q)	73,006	9,434
Deferred rent credits	46,970	42,057
Product warranty claims	29,710	28,693
Deferred credit — Majestic earnout (Note B)	—	5,250
Other	27,792	27,633

Other liabilities	$626,295	$722,895

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Activity relating to accrued product warranty claims is summarized as follows:

	2009	2008	2007
	In thousands

Balance, beginning of year	$40,069	$38,699	$32,615
Acquired businesses	—	—	1,664
Accrual for products sold during the year	9,052	12,795	10,367
Repair or replacement costs incurred	(8,193)	(10,341)	(7,862)
Currency translation	545	(1,084)	1,915

Balance, end of year	41,473	40,069	38,699
Less current portion (Note K)	11,763	11,376	10,791

Long-term portion	$29,710	$28,693	$27,908

Note N —	Retirement and Savings Benefit Plans

VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to amend any aspect of the plans, or to curtail or discontinue any of the plans, subject to local regulations.

Defined Benefit Pension Plans:  VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time domestic employees initially employed before 2005 and an unfunded supplemental defined benefit pension plan that covers benefits earned that exceed limitations imposed by income tax regulations. VF also sponsors contributory defined benefit plans covering selected international employees. The defined benefit plans provide pension benefits based on compensation and years of service. The effect of these pension plans on income was as follows:

	2009	2008	2007
	Dollars in thousands

Service cost — benefits earned during the year	$14,904	$16,473	$21,701
Interest cost on projected benefit obligations	71,799	69,043	67,653
Expected return on plan assets	(53,515)	(83,360)	(82,611)
Settlement charge	—	4,383	—
Amortization of deferred amounts:
Actuarial losses	60,525	1,562	5,296
Prior service costs	4,266	2,691	2,691

Total pension expense	97,979	10,792	14,730
Amount allocable to discontinued operations	—	—	1,651

Pension expense — continuing operations	$97,979	$10,792	$13,079

Assumptions used to determine pension expense:
Discount rate	6.50%	6.40%	5.95%
Expected long-term return on plan assets	8.00%	8.00%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following provides a reconciliation of the changes in fair value of the pension plans’ assets and projected benefit obligations for each year and the plans’ funded status at the end of each year:

	2009	2008
	Dollars in thousands

Fair value of plan assets, beginning of year	$692,749	$1,066,980
Foreign plans*	50,018	—
Actual return on plan assets	132,295	(319,889)
VF contributions	212,128	15,579
Participant contributions	265	—
Benefits paid	(58,653)	(69,921)
Currency translation	5,566	—

Fair value of plan assets, end of year	1,034,368	692,749

Projected benefit obligations, beginning of year	1,107,666	1,117,048
Foreign plans*	51,661	—
Service cost	17,200	16,473
Interest cost	75,242	69,043
Participant contributions	265	—
Actuarial (gain) loss	73,569	(24,977)
Plan amendment	13,024	—
Benefits paid	(58,652)	(69,921)
Currency translation	5,278	—

Projected benefit obligations, end of year	1,285,253	1,107,666

Funded status, end of year	$(250,885)	$(414,917)

Amounts included in Consolidated Balance Sheets:
Current liabilities (Note K)	$(3,302)	$(9,400)
Noncurrent liabilities (Note M)	(247,583)	(405,517)

Funded status	$(250,885)	$(414,917)

Accumulated other comprehensive (income) loss:
Deferred actuarial losses	$408,959	$459,569
Deferred prior service cost	22,577	13,818

	$431,536	$473,387

Accumulated benefit obligations	$1,225,213	$1,061,208

Assumptions used to determine benefit obligations:
Discount rate	6.02%	6.50%
Rate of compensation increase	4.01%	4.00%

*	Represents assets and projected benefit obligations, respectively, of foreign plans at the beginning in 2009. Amounts of assets, projected benefit obligations, funded status and deferred actuarial losses in prior years were not significant.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Accumulated benefit obligations at any pension plan measurement date are the present value of vested and unvested pension benefits earned through the measurement date, without projection to future periods. Projected benefit obligations are the present value of vested and unvested pension benefits earned, with projected future compensation increases.

Differences in any year between actual results and amounts estimated using actuarial assumptions are deferred and amortized as a component of future years’ pension expense. These unrecognized actuarial gains and losses are amortized to pension expense as follows: amounts totaling less than 10% of the lower of plan assets or projected benefit obligations at the beginning of the year are not amortized; amounts totaling 10% to 20% of projected benefit obligations are amortized over the expected average remaining service of active participants; and amounts in excess of 20% of projected benefit obligations are amortized over five years. Deferred actuarial losses and deferred prior service costs are recorded in OCI. The estimated amounts of Accumulated OCI to be amortized to pension expense in 2010 are $45.5 million of deferred actuarial losses and $4.0 million of deferred prior service costs.

Management’s investment objective is to invest the plans’ assets in a diversified portfolio of securities to provide long-term growth in plan assets that, along with VF contributions, will meet the plans’ benefit payment obligations. Investment strategies focus on diversification among several asset classes (in accordance with the target allocations presented below), a balance of long-term investment return at an acceptable level of risk and liquidity to meet benefit payments. Plan assets are generally liquid securities diversified across equity, fixed income, real estate and other asset classes. Funds are allocated among several independent investment managers who have full discretion to manage their portion of the investments, subject to strategy and risk guidelines established with each manager. The overall strategy, the resulting allocations of plan assets and the performance of individual investment managers are continually monitored. Derivative instruments may be used by investment managers for hedging purposes and by the commodity investment manager to gain exposure to commodities through the futures market. There are no investments in VF debt or equity securities and no significant concentrations of security risk.

The expected long-term rate of return on the plans’ assets was based on an evaluation of the weighted average of the expected returns for the major asset classes in which the plans invest. Expected returns by asset class were developed through analysis of historical market returns, current market conditions, inflation expectations, and equity and credit risks. The target allocation of investments by asset class for 2010 is provided below:

2010
Target
Allocation

Equity securities	46 - 60%
Fixed income securities	25 - 35
Real estate securities	8 - 12
Commodities and other*	0 - 10
Liquidity/cash equivalents	0 - 7

*	Includes commodity-linked investments and U.S. government fixed income investments, including Treasury inflation-protected securities (“TIPS”).

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The fair value of investments held by VF’s pension plans at December 2009, by type of security, is summarized below. See Note U for discussion of the three levels of fair value measurement hierarchy, with Level 2 securities generally representing institutional funds.

		Fair Value Measurement at December 2009
		Quoted
		Prices in
	Total	Active	Significant
	Plan	Markets for	Other	Significant
	Assets at	Identical	Observable	Unobservable
	December	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	In thousands

Type of Security
Cash equivalents(a)	$146,003	$707	$145,296	$
Equity securities:
Domestic	412,926	408,807	4,119	—
International	60,010	—	60,010	—
Fixed income securities:
U.S. Treasury and government agencies	119,039	70,822	48,217	—
Corporate and international bonds	221,596	—	221,596	—
Real estate(b)	55,941	1,175	54,766	—
Insurance contracts	15,963	—	15,963	—
Commodities(c)	2,890	2,890	—	—

	$1,034,368	$484,401	$549,967	$

(a)	Consists of $100.0 million contributed to the plan by VF in late 2009 that had not been allocated to individual investment managers, plus amounts held by individual portfolio managers of other asset categories for their respective liquidity and for plan liquidity. Category includes an institutional fund that invests primarily in short-term U.S. government securities.

(b)	Includes institutional funds that invest directly in U.S. real estate properties and U.S. real estate securities.

(c)	Consists of derivative commodity futures.

VF makes contributions to its pension plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as considered prudent. VF made discretionary contributions totaling $200.0 million to the domestic qualified pension plan in 2009. VF is not required under applicable regulations, and does not currently intend, to make a contribution to the domestic qualified pension plan during 2010 but does intend to make contributions totaling approximately $8 million to the other pension plans. The plans’ estimated future benefit payments, including benefits attributable to estimated future employee service and compensation increases, are approximately $58.1 million in 2010, $60.6 million in 2011, $63.6 million in 2012, $66.9 million in 2013, $70.5 million in 2014 and $407.3 million for the years 2015 through 2019.

Deferred Compensation Plans:  VF sponsors a nonqualified retirement savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Expense under this plan was $3.7 million in 2009, $4.4 million in 2008 and $4.3 million in 2007. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds and VF Common Stock. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense in the Consolidated Statements of Income. Deferred compensation, including accumulated

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. Similarly, under a separate nonqualified plan, nonemployee members of the Board of Directors may elect to defer their Board compensation and invest it in VF Common Stock equivalents. At December 2009, VF’s liability to participants of the deferred compensation plans was $202.0 million, of which $19.0 million expected to be paid in 2009 was recorded in Accrued Liabilities (Note K) and $183.0 million expected to be paid beyond one year was recorded in Other Liabilities (Note M).

VF has purchased (i) specific mutual funds and VF Common Stock in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities and (ii) variable life insurance contracts that, in turn, invest in mutual funds that are substantially the same as other participant-directed investment selections. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide (i) a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of VF’s insolvency, and (ii) an economic hedge of the financial impact of changes in deferred compensation liabilities based on changes in market value of the participant-selected investments underlying the liabilities. The mutual funds and life insurance investments are recorded at fair value. At December 2009, the fair value of the mutual fund and life insurance investments was $198.3 million, of which $19.0 million expected to be liquidated to fund payments to participants in 2010 was recorded in Other Current Assets and $179.3 million was recorded in Other Assets (Note I). The VF Common Stock purchased to match participant-directed investment selections is treated for financial reporting purposes as treasury stock (Note O), which is the primary reason for the difference in carrying value of the investment securities and the recorded deferred compensation liabilities. Realized and unrealized gains and losses on the mutual fund and life insurance investments (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.

Other Retirement and Savings Plans:  VF also sponsors defined contribution retirement and savings plans. For domestic employees not covered by VF’s defined benefit plans or a collective bargaining agreement, VF contributes a specified percentage of an employee’s gross earnings to a qualified retirement plan. VF also sponsors 401(k) and other retirement and savings plans for certain domestic and foreign employees where cash contributions are based on a specified percentage of employee contributions. Expense for these plans totaled $17.4 million in 2009, $16.0 million in 2008 and $14.2 million in 2007.

Note O —	Capital

Common Stock outstanding is net of shares held in treasury, and in substance retired. There were 13,943,457 treasury shares at the end of 2009, 12,198,054 treasury shares at the end of 2008, and 10,042,686 treasury shares at the end of 2007. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 241,446 shares of VF Common Stock at the end of 2009, 261,092 shares at the end of 2008 and 284,103 shares at the end of 2007 were held in trust for deferred compensation plans (Note N). These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $11.0 million, $10.8 million and $11.8 million at the end of 2009, 2008 and 2007, respectively.

Preferred Stock consists of 25,000,000 authorized shares at $1 par value.

Accumulated Other Comprehensive Income (Loss):  OCI consists of certain changes in assets and liabilities that are not included in Net Income under generally accepted accounting principles but instead are deferred and

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

accumulated in a separate component of Stockholders’ Equity in the Consolidated Balance Sheets. Deferred gains (losses) comprising Accumulated OCI, net of related income taxes, are summarized as follows:

	2009	2008
	In thousands

Foreign currency translation	$59,671	$22,203
Defined benefit pension plans	(265,970)	(290,991)
Derivative financial instruments	(6,180)	(6,690)
Marketable securities	2,737	(816)

Accumulated other comprehensive income (loss)	$(209,742)	$(276,294)

Note P —	Stock-based Compensation

VF may grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers, key employees and nonemployee members of VF’s Board of Directors under the amended and restated 1996 Stock Compensation Plan approved by stockholders. All stock-based compensation awards are classified as equity awards, which are accounted for in Stockholders’ Equity in the Consolidated Balance Sheets. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. Awards that do not vest are forfeited. Compensation cost for stock option awards, which vest in equal annual installments over three years of continuous service, is recognized during each individual vesting period. Income tax benefits associated with stock option awards are computed under the short form method. Total compensation cost and the related income tax benefits for those awards recognized in the Consolidated Statements of Income were $36.0 million and $13.3 million for 2009, $31.6 million and $11.6 million for 2008 and $62.4 million and $23.0 million for 2007, respectively. Stock-based compensation cost capitalized as part of inventory was $0.2 million at December 2009 and $0.4 million at December 2008. At the end of 2009, there was $24.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $17.2 million, $5.4 million, $0.6 million, $0.5 million and $0.3 million are expected to be recognized in 2010, 2011, 2012, 2013 and 2014, respectively.

At the end of 2009, there were 4,656,854 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.

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

	2009	2008	2007

Expected volatility	33% to 48%	23% to 36%	22% to 30%
Weighted average volatility	38%	27%	24%
Expected term (in years)	4.9 to 7.4	4.8 to 7.3	4.7 to 7.3
Dividend yield	3.5%	2.8%	3.2%
Risk-free interest rate	0.5% to 2.9%	2.1% to 3.6%	5.2% to 4.8%
Weighted average fair value at date of grant	$15.39	$18.58	$16.80

Volatility is a measure of the amount that the market price of VF Common Stock has varied or is expected to vary from period to period. Expected volatility over the contractual term of an option was based on a combination of the implied volatility from publicly traded options on VF Common Stock and the historical volatility of VF

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Common Stock. The expected term represents the period of time that options that vest are expected to be outstanding before exercise. VF used historical data to estimate option exercise behaviors and to estimate the number of options that would not vest. Groups of employees that have historically exhibited similar option exercise behaviors were considered separately in estimating the expected term. Dividend yield represents expected dividends on VF Common Stock for the contractual life of the options. Risk-free interest rates for the periods during the contractual life of the option were the implied yields at the date of grant from the U.S. Treasury zero coupon yield curve.

Stock option activity for 2009 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	Outstanding	Price	Term (Years)	(In thousands)

Outstanding, December 2008	8,319,728	$59.29
Granted	1,358,045	53.67
Exercised	(1,654,115)	43.75
Forfeited/cancelled	(237,485)	68.83

Outstanding, December 2009	7,786,173	61.29	6.5	$93,020

Exercisable, December 2009	5,458,568	56.90	5.3	$79,668

The total fair value of stock options vested during 2009 was $30.6 million, during 2008 was $21.7 million and during 2007 was $20.5 million. Intrinsic value is the amount by which the fair value of VF Common Stock exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during 2009 was $37.7 million, during 2008 was $57.4 million and during 2007 was $53.3 million.

Restricted Stock Units:  VF has granted performance-based RSUs to key employees as a long-term incentive. Participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of performance goals for profitability, revenues and cash flow set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the end of each three year performance period.

VF has also granted nonperformance-based RSUs to key employees. Each RSU entitles the holder to one share of VF Common Stock. The RSUs vest generally four years after grant.

Dividend equivalents, payable in additional shares of VF Common Stock, accrue without compounding on the RSUs.

Activity for 2009 is summarized as follows:

	Performance-based		Nonperformance-based
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value

Outstanding, December 2008	719,811	$69.80	40,000	$79.05
Granted	378,908	57.42	10,000	57.38
Issued	(280,418)	57.55	—	—
Forfeited/cancelled	(39,728)	64.34	—	—

Outstanding, December 2009	778,573	68.47	50,000	74.72

Vested, December 2009	168,424	77.00	—	—

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The grant date fair value of each performance-based RSU granted during 2009, 2008 and 2007 was $57.42, $78.02 and $77.00, respectively, which was equal to the market value of the underlying VF Common Stock. The total value of awards outstanding at the end of 2009 was $57.0 million. Awards earned and vested for the three year performance period ended in 2009 and distributable in early 2010 totaled 213,052 shares of VF Common Stock having a value of $15.3 million, as approved by the Compensation Committee of the Board of Directors. Similarly, 363,990 shares of VF Common Stock with a value of $20.9 million were earned for the performance period ended in 2008, and 420,536 shares of VF Common Stock with a value of $32.8 million were earned for the performance period ended in 2007.

The grant date fair value of each nonperformance-based RSU granted during 2009 and 2007 was $57.38 and $80.08, respectively, which was equal to the market value of the underlying VF Common Stock. The total value of awards outstanding at the end of 2009 was $3.9 million.

Restricted Stock:  VF has granted restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares at the grant date was the market value of VF Common Stock. Dividends are payable in additional restricted shares. Restricted shares vest generally four years after grant.

Activity for 2009 is summarized below:

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value

Outstanding, December 2008	96,054	$68.43
Granted	3,000	76.81
Dividend equivalents	3,335	63.89
Forfeited	(10,523)	79.49

Outstanding, December 2009	91,866	67.27

Restricted stock had a fair value of $6.7 million at the end of 2009.

Note Q —	Income Taxes

The provision for Income Taxes was computed based on the following amounts of Income from Continuing Operations Before Income Taxes:

	2009	2008	2007
	In thousands

Domestic	$402,379	$592,828	$628,122
Foreign	252,294	255,263	278,581

Income from continuing operations before income taxes	$654,673	$848,091	$906,703

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The provision for Income Taxes for continuing operations consisted of:

	2009	2008	2007
	In thousands

Current:
Federal	$80,585	$134,458	$217,466
Foreign	45,208	64,847	54,033
State	15,748	22,285	25,081

	141,541	221,590	296,580
Deferred, primarily federal	54,674	23,654	(3,748)

Income taxes	$196,215	$245,244	$292,832

The reasons for the difference between income taxes for continuing operations computed by applying the statutory federal income tax rate and income tax expense in the financial statements are as follows:

	2009	2008	2007
	In thousands

Tax at federal statutory rate	$229,136	$296,832	$317,346
State income taxes, net of federal tax benefit	9,415	19,767	21,345
Foreign rate difference	(76,059)	(82,018)	(44,058)
Change in valuation allowance	4,781	8,456	(10)
Goodwill impairment	35,648	—	—
Tax credits	(4,364)	—	—
Other	(2,342)	2,207	(1,791)

Income taxes	$196,215	$245,244	$292,832

State income taxes in 2009 included $5.4 million from favorable audit outcomes on certain state tax matters. Foreign rate differences included $3.8 million in tax benefit in 2009, $18.2 million in 2008 and $10.6 million in 2007 from the favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consisted of the following:

	2009	2008
	In thousands

Deferred income tax assets:
Inventories	$10,328	$24,001
Employee compensation and benefits	225,107	302,312
Other accrued expenses	97,516	103,489
Operating loss carryforwards	112,802	100,238
Capital loss carryforwards	30,847	32,934
Depreciation	2,489	—

	479,089	562,974
Valuation allowance	(110,371)	(93,424)

Deferred income tax assets	368,718	469,550

Deferred income tax liabilities:
Depreciation	—	229
Intangible assets	299,260	229,061
Other deferred liabilities	22,720	16,950
Foreign currency translation	43,297	31,981
Unremitted foreign earnings	5,091	19,698

Deferred income tax liabilities	370,368	297,919

Net deferred income tax assets (liabilities)	$(1,650)	$171,631

Amounts included in Consolidated Balance Sheets:
Current assets	$64,959	$96,339
Current liabilities	(4,785)	(6,221)
Noncurrent assets	11,182	90,947
Noncurrent liabilities	(73,006)	(9,434)

	$(1,650)	$171,631

As of the end of 2009, VF has not provided deferred U.S. income taxes on $792.7 million of undistributed earnings of international subsidiaries where the earnings are considered to be permanently invested. The undistributed earnings would become taxable in the United States if management decided to repatriate earnings for business, tax or foreign exchange reasons. If this were the case, U.S. income taxes would be provided net of foreign taxes already paid.

VF has been granted a lower effective income tax rate on taxable earnings in a foreign jurisdiction based on meeting certain increased investment and employment level requirements. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $7.1 million ($0.06 per diluted share) in 2009, $12.6 million ($0.11 per diluted share) in 2008 and $15.4 million ($0.14 per share) in 2007. The tax status providing this benefit expired at the end of 2009. During 2008, VF entered into a new agreement with the tax authorities of that country that will result in a slightly higher effective income tax rate on taxable income in that subsidiary for 2010 through 2014. In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction for the period 2010 through 2019.

VF has potential tax benefits totaling $69.6 million for foreign operating loss carryforwards, of which $53.6 million have an unlimited carryforward life. In addition, there are $29.4 million of potential tax benefits for federal operating loss carryforwards that expire between 2017 and 2027 and $13.8 million of benefits for state

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

operating loss carryforwards that expire between 2010 and 2029. Some of the foreign and substantially all of the federal and state operating loss carryforward amounts relate to acquired companies for periods prior to their acquisition by VF. A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized.

Valuation allowances totaled $63.1 million for available foreign carryforwards, $13.3 million for available federal operating loss carryforwards, $8.4 million for available state operating loss carryforwards and $11.2 million for other foreign deferred income tax assets. During 2009, VF had a net increase in valuation allowances of $12.3 million related to foreign carryforwards and other deferred tax assets, $3.0 million related to state carryforwards and $6.6 million related to foreign currency translation effects, offset by a $5.0 million decrease related to federal capital loss carryforwards. In addition, VF has potential tax benefits totaling $30.8 million for federal capital loss carryforwards that expire between 2011 and 2014. Included in this amount is $19.4 million related to discontinued operations sold in 2007 (Note C), upon which a valuation allowance of $14.4 million was provided.

A reconciliation of the change in the accrual for unrecognized tax benefits is as follows:

			Unrecognized
	Unrecognized		Income Tax
	Income Tax	Accrued	Benefits,
	Benefits	Interest	Including Interest
	In thousands

Balance, December 2006	$84,322	$15,808	$100,130
Change in accounting policy	(558)	—	(558)
Additions for current year tax positions	3,762	371	4,133
Additions for prior year tax positions	16,328	4,926	21,254
Reductions for prior year tax positions	(10,385)*	(4,275)	(14,660)
Reductions due to statute expirations	(10,737)	(45)	(10,782)
Payments in settlement	(543)	(370)	(913)
Currency translation	2,710	—	2,710

Balance, December 2007	84,899	16,415	101,314
Additions for current year tax positions	9,320	409	9,729
Additions for prior year tax positions	7,746	4,753	12,499
Reductions for prior year tax positions	(30,854)	(8,138)	(38,992)
Reductions due to statute expirations	(7,441)	(18)	(7,459)
Payments in settlement	(5,652)	(2,600)	(8,252)
Currency translation	(587)	—	(587)

Balance, December 2008	57,431	10,821	68,252
Additions for current year tax positions	2,780	—	2,780
Additions for prior year tax positions	1,264	2,274	3,538
Reductions for prior year tax positions	(7,651)	(1,958)	(9,609)
Reductions due to statute expirations	(9,624)	(1,795)	(11,419)
Payments in settlement	(2,555)	(763)	(3,318)
Currency translation	233	—	233

Balance, December 2009	$41,878	$8,579	$50,457

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	2009	2008
	In thousands

Amounts included in Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest	$50,457	$68,252
Less deferred tax benefit	8,362	11,406

Total unrecognized tax benefits	42,095	56,846
Less current portion (Note K)	23,826	9,073

Long-term portion (Note M)	$18,269	$47,773

*	Includes $6.2 million as a reduction of Goodwill.

The unrecognized tax benefits and interest of $42.1 million at the end of 2009, if recognized, would reduce the annual effective tax rate.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) examination of tax years 2002 and 2003 was settled in 2008, and the IRS examination of tax years 2004, 2005 and 2006 was completed in 2009. VF has appealed the results of the 2004 to 2006 examination to the IRS Appeals office. The State of North Carolina completed its examination of tax years 1998 to 2002 during 2009. Tax years 2003 to 2005 are under examination by the State of Alabama. In addition, the State of California has commenced an examination of tax years 2006 and 2007. VF is also currently subject to examination by various other taxing authorities. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that within the next 12 months the amount of unrecognized income tax benefits may decrease by $23.8 million due to settlement of audits and expiration of statutes of limitations, all of which would reduce income tax expense. In addition, VF intends to file refund claims in various tax jurisdictions during 2010; it is possible such refund claims would reduce income tax expense in 2010.

Note R —	Business Segment Information

For internal management and reporting purposes, VF’s businesses are grouped principally by product categories, and by brands within those product categories. These groupings of businesses are referred to as “coalitions.” These coalitions represent VF’s reportable segments, as described below:

•	Outdoor & Action Sports — Outerwear, action sports apparel and footwear, daypacks and bags, and technical equipment

•	Jeanswear — Jeanswear and related products

•	Imagewear — Occupational apparel and licensed apparel

•	Sportswear — Fashion sportswear

•	Contemporary Brands — Premium lifestyle apparel

•	Other — Primarily VF Outlets

Operating results of the John Varvatos business unit have been reclassified from the Sportswear Coalition to the Contemporary Brands Coalition consistent with a change in internal management reporting beginning in 2009.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

valued on a FIFO basis. Common costs such as information systems processing, retirement benefits and insurance are allocated to the coalitions based on appropriate metrics such as usage or employment.

Corporate costs, other than costs directly related to the coalitions, impairment charges and net interest expense are not controlled by coalition management and therefore are excluded from the Coalition Profit performance measure used for internal management reporting. Corporate and Other Expenses (presented separately in the following table) consists of corporate headquarters expenses that are not allocated to the coalitions (including compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general) and other expenses related to but not allocated to the coalitions for internal management reporting (including a portion of defined benefit pension costs, development costs for management information systems, costs of maintaining and enforcing certain of VF’s trademarks, adjustments for the LIFO method of inventory valuation and miscellaneous consolidating adjustments). Defined benefit pension plans in the United States are centrally managed. The current year service cost component of pension cost is allocated to the coalitions, while other cost components (primarily amortization of deferred actuarial losses of $83.1 million in 2009 and insignificant amounts in prior years) are reported in Corporate and Other.

Coalition Assets, for internal management purposes, are those used directly in or resulting from the operations of each business unit, such as accounts receivable, inventories and property, plant and equipment. Corporate assets include investments held in trust for deferred compensation plans and information systems assets.

Financial information for VF’s reportable segments is as follows:

	2009	2008(a)	2007
	In thousands

Coalition revenues:
Outdoor & Action Sports	$2,751,978	$2,742,096	$2,387,136
Jeanswear	2,522,459	2,764,875	2,896,699
Imagewear	865,472	991,072	988,321
Sportswear	498,317	570,721	631,194
Contemporary Brands	471,890	451,152	194,676
Other	110,170	122,684	121,333

Total revenues	$7,220,286	$7,642,600	$7,219,359

Coalition profit:
Outdoor & Action Sports	$508,289	$454,182	$392,658
Jeanswear	370,186	378,881	479,435
Imagewear	87,489	131,626	141,866
Sportswear	51,993	41,561	66,776
Contemporary Brands	37,184	51,817	23,995
Other	1,194	(2,414)	3,955

Total coalition profit	1,056,335	1,055,653	1,108,685
Impairment of goodwill and trademarks(b)	(121,953)	—	—
Corporate and other expenses	(196,037)	(119,627)	(139,170)
Interest, net	(83,672)	(87,935)	(62,812)

Income from continuing operations before income taxes	$654,673	$848,091	$906,703

(a)	Restructuring costs totaling $41.0 million in the fourth quarter of 2008 reduced coalition profit as follows: Outdoor & Action Sports — $8.2 million; Jeanswear — $22.6 million; Imagewear — $2.0 million; Sportswear — $3.2 million; Contemporary Brands — $0.5 million, and Corporate and other — $4.5 million. See Note K.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(b)	Goodwill and trademark impairment charges totaling $122.0 million in the fourth quarter of 2009 related to: Outdoor & Action Sports — $36.7 million; Sportswear — $58.5 million, and Contemporary Brands — $26.8 million. See Notes H and U.

	2009	2008	2007
	In thousands

Coalition assets:
Outdoor & Action Sports	$835,980	$925,516	$921,437
Jeanswear	843,495	1,016,582	1,092,555
Imagewear	319,665	344,739	354,783
Sportswear	102,851	97,425	121,485
Contemporary Brands	213,462	230,062	188,533
Other	62,220	60,226	67,019

Total coalition assets	2,377,673	2,674,550	2,745,812
Cash and equivalents	731,549	381,844	321,863
Intangible assets and goodwill	2,902,801	2,680,020	2,713,432
Deferred income taxes	76,141	187,286	130,220
Corporate assets	382,493	510,168	535,358

Consolidated assets	$6,470,657	$6,433,868	$6,446,685

Capital expenditures:
Outdoor & Action Sports	$32,907	$40,603	$53,286
Jeanswear	17,547	31,229	29,413
Imagewear	2,131	9,145	9,015
Sportswear	1,776	2,736	6,940
Contemporary Brands	17,309	28,268	6,038
Other	4,412	6,261	3,106
Corporate	9,777	5,965	6,065

	$85,859	$124,207	$113,863

Depreciation and amortization expense:
Outdoor & Action Sports	$50,485	$46,912	$37,473
Jeanswear	39,297	40,744	40,138
Imagewear	12,438	12,858	11,950
Sportswear	12,821	15,879	13,201
Contemporary Brands	30,121	21,318	6,802
Other	3,530	5,866	7,064
Corporate	21,760	22,594	24,599

	$170,452	$166,171	$141,227

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Supplemental information (with revenues by geographic area based on the location of the customer) is as follows:

	2009	2008	2007
	In thousands

Total revenues:
United States	$5,078,065	$5,321,054	$5,202,940
Foreign, primarily Europe	2,142,221	2,321,546	2,016,419

	$7,220,286	$7,642,600	$7,219,359

Property, plant and equipment:
United States	$449,091	$471,892	$462,263
Mexico	38,459	39,632	52,946
Other foreign, primarily Europe	126,628	131,203	136,649

	$614,178	$642,727	$651,858

Sales to Wal-Mart Stores, Inc., substantially all in the Jeanswear Coalition, comprised 11% of Total Revenues in 2009 and 2008 and 12% in 2007.

Note S —	Commitments

Rent expense included in the Consolidated Statements of Income was as follows:

	2009	2008	2007
	In thousands

Minimum rent expense	$176,490	$152,053	$128,802
Contingent rent expense	5,966	6,702	7,072

Rent expense	$182,456	$158,755	$135,874

Future minimum lease payments are $179.7 million, $159.4 million, $131.2 million, $107.1 million and $95.2 million for the years 2010 through 2014, respectively, and $226.4 million thereafter. Future payments presented have not been reduced by income from noncancelable subleases totaling $9.4 million.

VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in Cost of Goods Sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $59.2 million, $77.8 million, $78.8 million, $50.3 million and $51.7 million for the years 2010 through 2014, respectively, and $0.4 million thereafter.

VF in the ordinary course of business has entered into purchase commitments for raw materials, sewing labor and finished products. These agreements, typically ranging from 2 to 6 months in duration, require total payments of $674.7 million in 2010. In addition, VF has a remaining commitment to purchase $67.5 million of finished product, with a minimum of $15.0 million per year, in connection with the sale of a business in a prior year.

VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $43.4 million, $14.3 million, $9.0 million, $4.5 million and $1.1 million for the years 2010 through 2014, respectively.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs totaled $84.5 million. These commitments would only be drawn upon if VF were to fail to meet its claims obligations.

Note T —	Earnings Per Share

	2009	2008	2007
	In thousands, except per share amounts

Earnings per share from continuing operations — basic:
Income from continuing operations	$458,458	$602,847	$613,871
Net (income) loss attributable to noncontrolling interests in subsidiaries	2,813	(99)	(625)

Net income attributable to VF Corporation	$461,271	$602,748	$613,246

Weighted average Common Stock outstanding	110,389	109,234	110,443

Earnings per share attributable to VF Corporation common stockholders	$4.18	$5.52	$5.55

Earnings per share from continuing operations — diluted:
Net income attributable to VF Corporation	$461,271	$602,748	$613,246

Weighted average Common Stock outstanding	110,389	109,234	110,443
Incremental shares from stock options and other dilutive securities	1,216	2,021	2,905

Adjusted weighted average Common Stock outstanding	111,605	111,255	113,348

Earnings per share attributable to VF Corporation common stockholders	$4.13	$5.42	$5.41

Outstanding options to purchase 4.1 million shares and 3.7 million shares of Common Stock were excluded from the computations of diluted earnings per share in 2009 and 2008, respectively, because the effect of their inclusion would have been antidilutive.

Note U —	Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

•	Level 3 — Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

The fair value measurement level for an asset or liability is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

Recurring Fair Value Measurements:  The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurement Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	In thousands

December 2009
Financial assets:
Cash equivalents	$454,070	$454,070	$—	$—
Derivative instruments	8,536	—	8,536	—
Investment securities	182,306	140,872	41,434	—
Financial liabilities:
Derivative instruments	13,587	—	13,587	—
Deferred compensation	199,831	—	199,831	—
December 2008
Financial assets:
Cash equivalents	$156,900	$156,900	$—	$—
Derivative instruments	1,089	—	1,089	—
Investment securities	157,651	114,778	42,873	—
Financial liabilities:
Derivative instruments	26,034	—	26,034	—
Deferred compensation	176,394	—	176,394	—

For the above financial assets and financial liabilities measured at fair value, cash equivalents represent funds held in institutional money market funds and time deposits at commercial banks. Derivative instruments represent net unrealized gains or losses on foreign currency forward exchange contracts, which are the net differences between (i) the functional currency value to be received or paid at the contracts’ settlement date and (ii) the functional currency value to be sold or purchased at the current forward exchange rate. Investment securities, consisting primarily of mutual funds (classified as Level 1) and a separately managed fixed income fund (classified as Level 2), are purchased to offset a substantial portion of participant-directed investment selections representing underlying liabilities to participants in VF’s deferred compensation plans. Liabilities under deferred compensation plans are recorded at amounts payable to participants, based on the fair value of participant-directed investment selections.

The carrying value of other financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. The fair value of VF’s long-term debt, including the current portion, was $1,202.6 million at the end of 2009, compared with its carrying value of $1,141.7 million, and was $1,027.4 million at the end of 2008, compared with its carrying value of

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

$1,144.9 million. Fair value for long-term debt was estimated based on quoted market prices of the identical debt instruments or values of comparable borrowings.

Nonrecurring Fair Value Measurements:  Goodwill and indefinite-lived intangible assets are tested for possible impairment as of the beginning of the fourth quarter of each year. During 2009, management concluded that the carrying values of goodwill at its Reef®, Nautica® and lucy® business units exceeded their respective fair values and, accordingly, recorded impairment charges totaling $101.9 million to write down the goodwill to their respective implied fair values (Note H). Management also concluded that the carrying values of its Reef® and lucy® trademark intangible assets exceeded their respective fair values and, accordingly, recorded impairment charges totaling $20.1 million to write down the assets to their respective fair values (Note G). Impairment charges included in the 2009 Consolidated Statement of Income are summarized as follows:

	Business Unit
	Reef®	Nautica®	lucy®	Total
	In thousands

Goodwill	$31,142	$58,453	$12,256	$101,851
Trademarks	5,600	—	14,502	20,102

Total	$36,742	$58,453	$26,758	$121,953

These nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. For trademark intangible assets, management used the income-based relief-from-royalty valuation method in which fair value is the discounted value of forecasted royalty revenues arising from a trademark using a royalty rate that an independent party would pay for use of that trademark. Assumptions used by management were similar to those that would be used by market participants performing valuations of these business units.

Management’s assumptions were based on analysis of current and expected future economic conditions and the updated strategic plan for each business unit. On a macro level, management’s assumptions included continuation of the current difficult economic environment with only a gradual recovery over the next 2-3 years. Information regarding the fair value assessments of the Reef®, Nautica® and lucy® business units is provided below:

Reef®:  The Reef® business unit has not met the revenue and earnings growth forecasted at its acquisition in 2005. Although its core sandals revenues have grown in both the United States and international markets, the expansion of Reef® apparel lines has not been as successful. Factors that led to management’s current expectation of reduced revenue and earnings growth included (i) current economic conditions and expectation of a slow economic recovery and continued low consumer spending for the next several years and (ii) a revised business strategy, led by a new management team installed in 2009, to focus on the brand’s core sandals business and to reduce the brand’s apparel lines, in part by licensing rights to certain product categories to independent parties. After the charges in the table above, there was $48.3 million of goodwill and $74.4 million of indefinite-lived trademark intangible assets remaining at the end of December 2009.

Nautica®:  The department store channel of distribution in the United States has undergone consolidation over the last several years, resulting in the closing of a number of stores. Recessionary conditions since 2008 have negatively impacted retail sales in the department store channel, including sales of Nautica® brand products, and have also impacted sales at Nautica® retail outlet stores. Accordingly, in connection with our strategic planning process, management has reassessed the financial expectations of this business. Factors that led to management’s current expectation of reduced revenue and earnings growth included (i) current economic conditions and expectation of a slow economic recovery and continued low consumer spending for the next several years and

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(ii) continued challenging conditions in the department store channel. After the impairment charge, there was $153.7 million of goodwill remaining at the end of December 2009.

lucy®:  The lucy® business unit was acquired in August 2007, shortly before the start of the current recession. Management’s intent at the acquisition date was to refine the product offerings and store design and then to aggressively open new stores for several years. Because we have not made as much progress as planned, along with recessionary conditions in the United States, the number of stores has not been expanded, and the business has not been profitable. In late 2009 responsibility for the lucy® business was transferred from the Contemporary Brands Coalition to the Outdoor & Action Sports Coalition where the lucy® business unit will benefit from the technical product expertise, design staff and retail competencies of The North Face®. Further, several underperforming stores will be closed in 2010. These factors, and particularly management’s expectation of a slow economic recovery, have led to a reduced revenue forecast. After the charges in the table above, there was $39.3 million of goodwill and $40.3 million of indefinite-lived trademark intangible assets remaining at the end of December 2009.

Note V —	Derivative Financial Instruments and Hedging Activities

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

Summary of Derivative Instruments:  All of VF’s derivative instruments meet the criteria for hedge accounting at the inception of the hedging relationship. However, derivative instruments that are cash flow hedges of forecasted cash receipts are dedesignated as hedges near the end of their term and, accordingly, do not qualify for hedge accounting after the date of dedesignation. Total notional amounts of outstanding derivative contracts at December 2009 and December 2008 were $857 million and $628 million, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Mexican peso and Canadian dollar. Derivative contracts, consisting of forward exchange contracts, have maturities ranging from one month to 20 months. Amounts of outstanding derivatives in the following table are presented on an individual contract basis:

	Fair Value of Derivatives		Fair Value of Derivatives
	with Unrealized Gains		with Unrealized Losses
	December	December	December	December
	2009	2008	2009	2008
	In thousands

Foreign exchange contracts designated as hedging instruments	$11,183	$13,529	$16,769	$38,474
Foreign exchange contracts not designated as hedging instruments	560	—	25	—

Total derivatives	$11,743	$13,529	$16,794	$38,474

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The amounts above have been aggregated by counterparty for presentation in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

	December 2009	December 2008
	In thousands

Other current assets	$6,843	$1,089
Accrued current liabilities	(13,476)	(26,034)
Other assets (noncurrent)	1,693	—
Other liabilities (noncurrent)	(111)	—

VF’s Fair Value Hedge Strategies and Accounting Policies:  VF has a hedging program to reduce the risk that future cash flows for firm commitments will be impacted by changes in foreign currency exchange rates. VF may enter into derivative contracts to hedge intercompany loans between the United States and a foreign subsidiary or between two foreign subsidiaries having different functional currencies.

For a derivative instrument that is designated and qualifies as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability attributable to a particular risk), changes in the fair value of the derivative are recognized in earnings as an offset, on the same line, to the earnings impact of the underlying hedged item.

Following is a summary of the effects of fair value hedging relationships included in VF’s Consolidated Statement of Income for 2009:

Location of
	Location of			Gain (Loss)	Gain (Loss)
	Gain (Loss) on	Gain (Loss) on	Hedged Items	Recognized	on Related
Fair Value	Derivatives	Derivatives	in Fair Value	on Related	Hedged Items
Hedging	Recognized in	Recognized in	Hedge	Hedged	Recognized in
Relationships	Income	Income	Relationships	Items	Income
		In thousands			In thousands

Foreign exchange	Miscellaneous income (expense)	$4,770	Advances — intercompany	Miscellaneous income (expense)	$(5,667)

VF’s Cash Flow Hedge Strategies and Accounting Policies:  VF has a hedging program to reduce the variability of forecasted cash flows denominated in foreign currencies. VF uses derivative contracts to hedge a portion of the exchange risk for its forecasted inventory purchases and production costs and for its forecasted cash receipts arising from sales of inventory. In addition, VF hedges the receipt in the United States of forecasted intercompany royalties from its foreign subsidiaries.

For a derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected cash flows attributable to a particular risk), periodic changes in the fair value of the effective portion of the derivative are reported as a component of OCI and deferred in Accumulated OCI in the balance sheet. The deferred derivative gain or loss is reclassified into earnings as an offset, on the same line, to the earnings impact of the underlying hedged transaction (e.g., in cost of goods sold when the hedged inventories are sold, or in net sales when the hedged item relates to cash receipts from forecasted sales). As discussed in the following section, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of the effects of cash flow hedging relationships included in VF’s Consolidated Statement of Income for 2009:

		Location of Gain	Gain (Loss)
Cash Flow	Gain (Loss) on	(Loss) Reclassified	Reclassified
Hedging	Derivatives	from Accumulated	from Accumulated
Relationships	Recognized in OCI	OCI into Income	OCI into Income
	In thousands		In thousands

Foreign exchange	$(8,971)	Net sales	$534
		Cost of goods sold	(10,897)
		Miscellaneous income (expense)	445
Interest rate	—	Interest expense	116

Total	$(8,971)		$(9,802)

Amounts recognized in earnings for the last three years for the ineffective portion of cash flow hedging relationships were not significant.

At December 2009, Accumulated OCI included $4.3 million of net deferred pretax losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. Actual amounts to be reclassified to earnings will depend on exchange rates when currently outstanding derivative contracts are settled.

In addition, in 2003 VF entered into an interest rate swap derivative contract to hedge the interest rate risk for issuance of long-term debt due in 2033. The contract was terminated concurrent with the issuance of the debt, with the realized gain deferred in Accumulated OCI. The remaining pretax gain of $2.8 million at December 2009, deferred in Accumulated OCI, will be reclassified into earnings over the remaining term of the debt.

Derivative Contracts Not Designated as Hedges:  As noted in the preceding section, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the forecasted sale is recognized, and accordingly, hedge accounting is not applied after the date of dedesignation. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During this period that hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized directly in earnings. For 2009, VF recorded net gains of $1.1 million in Miscellaneous Income (Expense) for derivatives not designated as hedging instruments, effectively offsetting the net remeasurement losses on the related accounts receivable. There were no derivative contracts not designated as hedges in 2008 or 2007.

Note W —	Supplemental Cash Flow Information

	2009	2008	2007
	In thousands

Income taxes paid	$191,857	$275,121	$295,792
Interest paid	85,191	94,746	67,098
Noncash transactions:
Accretion of long-term debt	131	123	941
Assets transferred to seller in acquisition	—	10,598	—
Notes issued to seller in acquisition	4,700	—	—
Debt assumed in acquisitions	—	2,668	11,554
Equity in net income of investments
accounted for under the equity method	770	7,257	4,209
Issuance of Common Stock for
compensation plans	27,924	29,423	21,905

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note X —	Subsequent Events

VF’s Board of Directors declared a regular quarterly cash dividend of $0.60 per share, payable on March 19, 2010 to shareholders of record on March 9, 2010. The Board of Directors also granted 1,283,874 stock options, 317,305 performance-based RSUs and 30,000 restricted shares at market value.

Note Y —	Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	In thousands, except per share amounts

2009(a)
Total revenues	$1,725,474	$1,485,637	$2,093,806	$1,915,369	$7,220,286
Operating income	161,448	119,738	317,891	137,740	736,817
Net income attributable to VF Corporation	100,939	75,527	217,920	66,885	461,271
Earnings per share attributable to VF Corporation common stockholders
Basic	$0.92	$0.69	$1.97	$0.61	$4.18
Diluted	0.91	0.68	1.94	0.60	4.13
Dividends per common share	$0.59	$0.59	$0.59	$0.60	$2.37
2008(b)
Total revenues	$1,846,341	$1,677,482	$2,206,627	$1,912,150	$7,642,600
Operating income	244,125	163,856	351,211	179,803	938,995
Net income attributable to VF Corporation	149,032	103,978	233,875	115,863	602,748
Earnings per share attributable to VF Corporation common stockholders
Basic	$1.36	$0.96	$2.14	$1.06	$5.52
Diluted	1.33	0.94	2.10	1.05	5.42
Dividends per common share	$0.58	$0.58	$0.58	$0.59	$2.33
2007(c)
Total revenues	$1,673,619	$1,517,393	$2,073,159	$1,955,188	$7,219,359
Operating income	215,325	168,462	331,039	250,615	965,441
Income from continuing operations attributable to VF Corporation	134,078	105,805	209,317	164,046	613,246
Net income attributable to VF Corporation	138,344	81,662	207,207	164,408	591,621
Earnings per share from continuing operations attributable to VF Corporation common stockholders
Basic	$1.20	$0.96	$1.91	$1.50	$5.55
Diluted	1.17	0.93	1.86	1.46	5.41
Dividends per common share	$0.55	$0.55	$0.55	$0.58	$2.23

(a)	Goodwill and trademark impairment charges in the fourth quarter of 2009 reduced operating results as follows: operating income — $122.0 million; net income — $114.4 million; basic earnings per share — $1.04; and diluted earnings per share — $1.02 ($1.03 for full year). See Notes H and U.

(b)	Restructuring costs in the fourth quarter of 2008 reduced operating results as follows: operating income — $41.0 million; net income — $32.8 million, and basic and diluted earnings per share — $0.30. See Note K.

(c)	Net income in 2007 includes $21.6 million loss from discontinued operations. See Note C.

VF CORPORATION
Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E

		ADDITIONS
		(1)	(2)
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period
	In thousands

Fiscal year ended December 2009
Allowance for doubtful accounts	$48,163	24,836	—		12,619	(A)	$60,380

Other accounts receivable allowances	$98,564	461,953	—		451,534	(B)	$108,983

Valuation allowance for deferred income tax assets	$93,424	4,781	12,166	(F)	—		$110,371

Fiscal year ended December 2008
Allowance for doubtful accounts	$59,053	22,062	—		32,952	(A)	$48,163

Other accounts receivable allowances	$126,799	489,439	—		517,674	(B)	$98,564

Valuation allowance for deferred income tax assets	$129,227	8,453	—		44,256	(D)	$93,424

Fiscal year ended December 2007
Allowance for doubtful accounts	$46,113	13,859	1,253	(C)	2,172	(A)	$59,053

Other accounts receivable allowances	$116,595	454,713	12,369	(C)	456,878	(B)	$126,799

Valuation allowance for deferred income tax assets	$127,347	5,632	13,316	(E)	17,068	(D)	$129,227

Allowance to reduce noncurrent assets of discontinued operations to fair value, less costs of disposal	$42,153	—	—		42,153		$—

(A)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.

(B)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.

(C)	Additions due to acquisitions. These amounts reflect the amount of allowance for doubtful accounts and other receivable allowances at their respective acquisition dates to record accounts receivable at net realizable value.

(D)	Deductions relate to circumstances where it is more likely than not that deferred income tax assets will be realized, and the effects of foreign currency translation. Amount for 2007 includes valuation allowances related to losses of discontinued operations.

(E)	Addition due to an acquisition where it is more likely than not that deferred income tax assets related to federal net operating loss carryforwards will not be realized.

(F)	Addition relates to circumstances where it is more likely than not that deferred income tax assets will not be realized, and the effects of foreign currency translation.