Form 10-Q
period 2010-04-03
V F CORP
filed 2010-05-12
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On May 1, 2010, there were 110,105,590 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Page No.
Part I — Financial Information

Item 1 – Financial Statements (Unaudited)

Consolidated Statements of Income: Three months ended March 2010 and March 2009	3

Consolidated Balance Sheets: March 2010, December 2009 and March 2009	4

Consolidated Statements of Cash Flows: Three months ended March 2010 and March 2009	5

Consolidated Statements of Stockholders’ Equity Year ended December 2009 and three months ended March 2010	6

Notes to Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	28

Item 4 – Controls and Procedures	28

Part II — Other Information

Item 1A – Risk Factors	28

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6 – Exhibits	29

Signatures	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March
	2010	2009
Net Sales	$1,730,086	$1,707,301
Royalty Income	19,793	18,173

Total Revenues	1,749,879	1,725,474

Costs and Operating Expenses
Cost of goods sold	932,203	996,640
Marketing, administrative and general expenses	594,416	567,386

	1,526,619	1,564,026

Operating Income	223,260	161,448

Other Income (Expense)
Interest income	494	765
Interest expense	(20,499)	(22,015)
Miscellaneous, net	6,423	1,249

	(13,582)	(20,001)

Income Before Income Taxes	209,678	141,447

Income Taxes	46,219	41,013

Net Income	163,459	100,434

Net Loss Attributable to Noncontrolling Interests in Subsidiaries	57	505

Net Income Attributable to VF Corporation	$163,516	$100,939

Earnings Per Common Share Attributable to VF Corporation Common Stockholders
Basic	$1.48	$0.92
Diluted	1.46	0.91

Weighted Average Shares Outstanding
Basic	110,259	109,992
Diluted	111,629	111,028

Cash Dividends Per Common Share	$0.60	$0.59

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March	December	March
	2010	2009	2009
ASSETS

Current Assets
Cash and equivalents	$718,634	$731,549	$276,428
Accounts receivable, less allowance for doubtful accounts of:	787,682	776,140	996,507
March 2010 - $59,351; Dec. 2009 - $60,380;
March 2009 - $49,177

Inventories:
Finished products	764,167	772,458	910,139
Work in process	69,515	70,507	75,832
Materials and supplies	118,500	115,674	132,102

	952,182	958,639	1,118,073

Other current assets	189,088	163,028	230,251

Total current assets	2,647,586	2,629,356	2,621,259

Property, Plant and Equipment	1,602,996	1,601,608	1,558,857
Less accumulated depreciation	1,001,137	987,430	926,444

	601,859	614,178	632,413

Intangible Assets	1,529,538	1,535,121	1,563,268

Goodwill	1,363,059	1,367,680	1,437,682

Other Assets	326,409	324,322	297,942

	$6,468,451	$6,470,657	$6,552,564

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$48,525	$45,453	$287,873
Current portion of long-term debt	202,690	203,179	3,272
Accounts payable	296,437	373,186	323,536
Accrued liabilities	509,228	470,765	483,523

Total current liabilities	1,056,880	1,092,583	1,098,204

Long-term Debt	937,826	938,494	1,140,414

Other Liabilities	648,879	626,295	739,777

Commitments and Contingencies

Stockholders’ Equity
Common stock, stated value $1; shares authorized, 300,000,000; shares outstanding:	109,981	110,285	110,276
March 2010 - 109,980,912; Dec. 2009 - 110,285,132;
March 2009 - 110,276,129
Additional paid-in capital	1,938,184	1,864,499	1,763,818
Accumulated other comprehensive income (loss)	(246,241)	(209,742)	(297,760)
Retained earnings	2,024,856	2,050,109	1,996,972
Noncontrolling interests in subsidiaries	(1,914)	(1,866)	863

Total stockholders’ equity	3,824,866	3,813,285	3,574,169

	$6,468,451	$6,470,657	$6,552,564

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March
	2010	2009
Operating Activities
Net income	$163,459	$100,434
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	27,396	22,035
Amortization of intangible assets	9,978	9,102
Other amortization	3,695	3,311
Stock-based compensation	14,774	11,668
Pension funding under expense	10,324	18,338
Other, net	27,410	22,125
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25,230)	(152,542)
Inventories	3,867	27,282
Other current assets	(4,373)	40,211
Accounts payable	(74,409)	(109,748)
Accrued compensation	(31,548)	(8,982)
Accrued income taxes	26,213	(3,858)
Accrued liabilities	58,312	(2,594)
Other assets and liabilities	(25,714)	(12,145)

Cash provided (used) by operating activities	184,154	(35,363)

Investing Activities
Capital expenditures	(17,339)	(16,983)
Business acquisitions, net of cash acquired	(29,111)	(207,219)
Software purchases	(701)	(1,840)
Other, net	(2,486)	593

Cash used by investing activities	(49,637)	(225,449)

Financing Activities
Increase in short-term borrowings	2,837	235,912
Payments on long-term debt	(1,061)	(1,110)
Purchase of Common Stock	(118,001)	—
Cash dividends paid	(66,224)	(64,966)
(Cost) proceeds from issuance of Common Stock, net	52,394	(6,740)
Tax benefits of stock option exercises	1,669	(2,438)

Cash provided (used) by financing activities	(128,386)	160,658

Effect of Foreign Currency Rate Changes on Cash	(19,046)	(5,262)

Net Change in Cash and Equivalents	(12,915)	(105,416)

Cash and Equivalents — Beginning of Year	731,549	381,844

Cash and Equivalents — End of Period	$718,634	$276,428

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

		VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests
Balance, December 2008	$109,848	$1,749,464	$(276,294)	$1,972,874	$1,353
Net income (loss)	—	—	—	461,271	(2,813)
Common Stock dividends	—	—	—	(261,682)	—
Purchase of treasury stock	(1,560)	—	—	(110,415)	—
Stock compensation plans, net	1,977	115,035	—	(12,732)	—
Common Stock held in trust for deferred compensation plans	20	—	—	793	—
Distributions to noncontrolling interests	—	—	—	—	(480)
Foreign currency translation	—	—	37,468	—	74
Defined benefit pension plans	—	—	25,021	—	—
Derivative financial instruments	—	—	510	—	—
Marketable securities	—	—	3,553	—	—

Balance, December 2009	110,285	1,864,499	(209,742)	2,050,109	(1,866)
Net income (loss)	—	—	—	163,516	(57)
Common Stock dividends	—	—	—	(66,224)	—
Purchase of treasury stock	(1,500)	—	—	(116,501)	—
Stock compensation plans, net	1,199	73,685	—	(5,780)	—
Common Stock held in trust for deferred compensation plans	(3)	—	—	(264)	—
Foreign currency translation	—	—	(63,526)	—	9
Defined benefit pension plans	—	—	7,589	—	—
Derivative financial instruments	—	—	18,496	—	—
Marketable securities	—	—	942	—	—

Balance, March 2010	$109,981	$1,938,184	$(246,241)	$2,024,856	$(1,914)

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A – Basis of Presentation
VF Corporation (and its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended March 2010, December 2009 and March 2009 relate to the fiscal periods ended on April 3, 2010, January 2, 2010 and April 4, 2009, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2009 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2010 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 1, 2011. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2009 (“2009 Form 10-K”).
Certain prior year amounts, none of which are material, have been reclassified to conform with the 2010 presentation.
Note B – Changes in Accounting Policies
During the first quarter of 2010, VF adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) related to transfers of financial assets. This guidance modifies the requirements for derecognizing financial assets from a transferor’s balance sheet and requires additional disclosures about transfers of financial assets and any continuing involvement by the transferor. The new guidance did not have a significant impact on our operating results, financial condition or disclosures.
Also during the first quarter of 2010, VF adopted new accounting guidance for disclosures of fair value measurements. This guidance requires disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about activity within Level 3 of the fair value hierarchy. The guidance also clarifies disclosures related to disaggregation of assets and liabilities and valuation techniques used to measure fair value.
Note C – Acquisition
On March 10, 2010, VF completed the acquisition of its former 50%-owned joint venture that markets Vans® branded products in the wholesale channel in Mexico. As part of this transaction, VF also acquired the Vans® retail stores that had been operated by our joint venture partner (together with the wholesale business, “Vans Mexico”). The purchase price of these businesses was $31.0 million. The carrying value of our initial 50% investment, recorded in Other Assets, was $7.9 million at the acquisition date, which included the equity in net income of the investment to the date of acquisition. VF recognized a gain in Miscellaneous Income in the first quarter of $5.7 million from remeasuring its original 50% investment in the joint venture to fair value. Revenues and pretax earnings since the date of acquisition recognized in VF’s first quarter operating results were $2.6 million and $0.8 million (excluding the $5.7 million gain), respectively. Acquisition expenses included in VF’s results of operations were not significant. Vans Mexico is reported as part of the Outdoor & Action Sports Coalition.
Management has allocated the purchase price to acquired tangible and intangible assets and assumed liabilities based on their respective fair values at the acquisition date. Of the total value, $23.4 million was assigned to indefinite-lived intangible assets (trademarks) and amortizable intangible assets (customer relationships), and $16.8 million was assigned to goodwill, subject to possible refinement for income taxes during the second quarter. Goodwill arising from the acquisition related to growth prospects in Mexico, an experienced workforce and synergies with the Vans® business in the United States. Pro forma operating results for periods prior to the acquisition date are not provided because the acquisition was not material to VF’s results of operations.
Note D – Sale of Accounts Receivable
In September 2009, VF entered into an agreement to sell selected trade accounts receivable, on a revolving basis, to a financial institution. The agreement covers the sale of up to $192.5 million of accounts receivable, at any point in time, on a nonrecourse basis. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the beginning of 2010, accounts receivable in the Consolidated Balance Sheet had been reduced by $74.2 million related to balances sold under this program. At the end of March 2010, accounts receivable had been reduced by $116.0 million related to balances sold under this program. During the first quarter, VF sold $202.9 million of accounts receivable at their stated amounts, less a funding fee of $0.3 million, which was recorded in Miscellaneous Expense. Net proceeds of this program are recognized in the Consolidated Statement of Cash Flows as part of the change in accounts receivable in cash provided by operating activities.
Note E – Intangible Assets

		March 2010			December 2009
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
Dollars in thousands	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
Customer relationships	19 years	$445,865	$86,939	$358,926	$361,039
License agreements	24 years	179,628	44,989	134,639	137,447
Trademarks and other	7 years	14,910	8,990	5,920	6,615

Amortizable intangible assets, net				499,485	505,101

Indefinite-lived intangible assets:
Trademarks				1,030,053	1,030,020

Intangible assets, net				$1,529,538	$1,535,121

*	Amortization of customer relationships – accelerated methods; license agreements – accelerated and straight-line methods; trademarks and other – accelerated and straight-line methods.

Amortization of intangible assets for the first quarter of 2010 was $10.0 million. Estimated amortization expense for the remainder of 2010 is $29.8 million and for the years 2011 through 2014 is $37.4 million, $34.7 million, $33.1 million and $32.1 million, respectively.
Note F – Goodwill

	Outdoor &				Contemporary
In thousands	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
Balance, December 2009	$574,879	$238,930	$56,703	$157,314	$339,854	$1,367,680
2010 acquisition	16,779	—	—	—	—	16,779
Adjustment to contingent consideration	(78)	—	—	—	—	(78)
Currency translation	(14,934)	(3,066)	—	—	(3,322)	(21,322)

Balance, March 2010	$576,646	$235,864	$56,703	$157,314	$336,532	$1,363,059

Balances at December 2009 are net of impairment charges recorded during 2009, as follows: Outdoor & Action Sports – $43.4 million and Sportswear – $58.5 million.
Note G – Pension Plans
VF’s net periodic pension cost contained the following components:

	Three Months
	Ended March
In thousands	2010	2009
Service cost – benefits earned during the year	$4,083	$3,726
Interest cost on projected benefit obligations	19,108	17,950
Expected return on plan assets	(19,172)	(13,379)
Amortization of:
Actuarial losses	11,372	15,131
Prior service costs	987	1,067

Net periodic pension cost	$16,378	$24,495

During the first quarter, VF made contributions totaling $6.1 million to its defined benefit pension plans. VF currently anticipates making an additional $2.6 million of contributions during the remainder of 2010.
Note H – Business Segment Information
For internal management and reporting purposes, VF’s businesses are grouped principally by product categories, and by brands within those product categories. These groupings of businesses are referred to as “coalitions.” These coalitions are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months
	Ended March
In thousands	2010	2009
Coalition revenues:
Outdoor & Action Sports	$678,562	$618,272
Jeanswear	622,065	667,383
Imagewear	221,298	226,651
Sportswear	102,177	103,570
Contemporary Brands	104,089	89,589
Other	21,688	20,009

Total coalition revenues	$1,749,879	$1,725,474

Coalition profit:
Outdoor & Action Sports	$132,705	$88,595
Jeanswear	106,808	89,648
Imagewear	22,812	22,867
Sportswear	7,168	4,508
Contemporary Brands	8,452	15,414
Other	(1,225)	(2,016)

Total coalition profit	276,720	219,016

Corporate and other expenses	(47,037)	(56,319)
Interest, net	(20,005)	(21,250)

Income before income taxes	$209,678	$141,447

Operating results of the lucy business unit for 2009 have been reclassified from the Contemporary Brands Coalition to the Outdoor & Action Sports Coalition consistent with a change in internal management reporting beginning in 2010.
Note I — Capital and Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired. There were 15,518,019 treasury shares at March 2010, 13,943,457 at December 2009 and 12,383,868 at March 2009. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 244,069 shares of VF Common Stock at March 2010, 241,446 shares at December 2009, and 276,002 shares at March 2009 were held in connection with deferred compensation plans. These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $10.2 million, $11.0 million and $12.6 million at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value, of which none are outstanding.
Other comprehensive income (“OCI”) consists of changes in assets and liabilities that are not included in Net Income under GAAP but are instead reported within a separate component of Stockholders’ Equity. VF’s comprehensive income was as follows:

	Three Months
	Ended March
In thousands	2010	2009
Net income	$163,459	$100,434

Other comprehensive income (loss):
Foreign currency translation
Losses arising during the period	(74,763)	(40,338)
Less income tax effect	11,237	3,777
Defined benefit pension plans
Amortization of deferred actuarial losses	11,372	15,131
Amortization of prior service cost	987	1,067
Less income tax effect	(4,770)	(6,241)
Derivative financial instruments
Gains arising during the period	20,841	12,381
Less income tax effect	(8,030)	(4,770)
Reclassification to net income for (gains) losses realized	9,247	(3,688)
Less income tax effect	(3,562)	1,420
Marketable securities
Gains (losses) arising during the period	942	(205)

Other comprehensive income (loss)	(36,499)	(21,466)

Comprehensive income	126,960	78,968

Comprehensive loss attributable to noncontrolling interests	48	490

Comprehensive income attributable to VF Corporation	$127,008	$79,458

Accumulated OCI for 2010 is summarized as follows:

	Foreign	Defined	Derivative
	Currency	Benefit	Financial	Marketable
In thousands	Translation	Pension Plans	Instruments	Securities	Total
Balance, December 2009	$59,671	$(265,970)	$(6,180)	$2,737	$(209,742)
Other comprehensive income (loss)	(63,526)	7,589	18,496	942	(36,499)

Balance, March 2010	$(3,855)	$(258,381)	$12,316	$3,679	$(246,241)

Note J – Stock-based Compensation
During the first three months of 2010, VF granted options for 1,283,874 shares of Common Stock at an exercise price of $74.85, equal to the fair market value of VF Common Stock on the date of grant. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model for employee groups having similar exercise behaviors, with the following assumptions: expected volatility ranging from 24% to 39%, with a weighted average of 35%; expected term of 5.5 to 7.6 years; expected dividend yield of 3.7%; and risk-free interest rate ranging from 0.2% at six months to 3.7% at 10 years. The resulting weighted average fair value of these options at the date of grant was $18.42 per option.
Also during the first three months of 2010, VF granted 317,305 performance-based restricted stock units. Participants are eligible to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares that will be earned, if any, will be based on VF’s performance over that period. The grant date fair value of the restricted stock units was $71.91 per unit. In addition, VF granted 15,000 shares of restricted VF Common Stock with a fair value of $71.91 per share. These shares will vest in 2014, assuming continuation of employment by the grantee to that date.
Note K – Income Taxes
The effective income tax rate was 22.1% for the first quarter of 2010, compared with 29.0% in the comparable period of 2009. The lower rate in 2010 was due to a higher percentage of income in lower tax jurisdictions outside the United States and a $13.0 million tax benefit related to refund claims in a foreign jurisdiction. The effective tax rate for the full year 2009 was 29.9%, which included a 3.7% unfavorable impact from a goodwill impairment charge.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous states and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) completed its examination of tax years 2004, 2005 and 2006, and VF has appealed the results of those examinations to the IRS Appeals office. Tax years 2003 to 2008 are under examination by the State of Alabama, and tax years 2006 and 2007 are under examination by the State of California. VF is also currently subject to examination by various other taxing authorities. Management believes that some of these audits and negotiations will conclude during the next 12 months.
During the first quarter of 2010, the amount of unrecognized tax benefits increased by $8.3 million due primarily to tax positions taken in prior years. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $32.0 million due to settlements of audits, other settlements with tax authorities and expiration of statutes of limitations, of which $29.8 million would reduce income tax expense. In addition, VF intends to file refund claims in various tax jurisdictions during 2010, which could reduce income tax expense in 2010.

Note L — Earnings Per Share

	Three Months
	Ended March
In thousands, except per share amounts	2010	2009
Earnings per share — basic:
Net income attributable to VF Corporation common stockholders	$163,516	$100,939

Weighted average Common Stock outstanding	110,259	109,992

Earnings per share attributable to VF Corporation common stockholders	$1.48	$0.92

Earnings per share — diluted:
Net income attributable to VF Corporation common stockholders	$163,516	$100,939

Weighted average Common Stock outstanding	110,259	109,992
Stock options and other dilutive securities	1,370	1,036

Weighted average Common Stock and dilutive securities outstanding	111,629	111,028

Earnings per share attributable to VF Corporation common stockholders	$1.46	$0.91

Outstanding options to purchase 3.8 million shares and 5.8 million shares of Common Stock were excluded from the computations of diluted earnings per share for the three months ended March 2010 and March 2009, respectively, because the effect of their inclusion would have been antidilutive. In addition, performance-based restricted stock units for the three month periods ended March 2010 and 2009 were excluded from the computation of diluted earnings per share because their performance factor is not known until the annual financial results are available.
Note M — Fair Value Measurements
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
The following table summarizes the classes of financial assets and financial liabilities measured and recorded at fair value on a recurring basis at the dates indicated:

		Fair Value Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
In thousands	Value	(Level 1)	(Level 2)	(Level 3)
March 2010
Financial assets:
Cash equivalents — money market funds	$429,659	$429,659	$—	$—
Cash equivalents — time deposits	85,036	85,036	—	—
Derivative instruments	31,130	—	31,130	—
Investment securities	190,485	150,265	40,220	—

Financial liabilities:
Derivative instruments	4,947	—	4,947	—
Deferred compensation	209,303	—	209,303	—

December 2009
Financial assets:
Cash equivalents — money market funds	$372,516	$372,516	$—	$—
Cash equivalents — time deposits	81,554	81,554	—	—
Derivative instruments	8,536	—	8,536	—
Investment securities	182,306	140,872	41,434	—

Financial liabilities:
Derivative instruments	13,587	—	13,587	—
Deferred compensation	199,831	—	199,831	—
Derivative instruments represent unrealized gains or losses on foreign currency forward exchange contracts, which are the differences between (i) the functional currency value of the foreign currency to be received or paid at the contracts’ settlement date and (ii) the functional currency value to be sold or purchased at the current forward exchange rate. Investment securities, consisting of mutual funds (classified as Level 1) and a separately managed fixed income fund (classified as Level 2), are purchased to offset a substantial portion of liabilities to participants in VF’s deferred compensation plans. Fair value of the separately managed fixed income fund included in investment securities is its daily net asset value. Fair value of liabilities under deferred compensation plans is the amount payable to participants, based on the fair value of participant-directed investment selections.
The carrying value of other financial assets and financial liabilities is their cost, which may differ from fair value. At March 2010 and December 2009, the carrying value of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At March 2010 and December 2009, the carrying value of VF’s long-term debt, including the current portion, was $1,140.5 million and $1,141.7 million, respectively, compared with fair value of $1,178.7 million and $1,202.6 million at those dates. Fair value for long-term debt was estimated based on quoted market prices or values of comparable borrowings.
Note N — Derivative Financial Instruments and Hedging Activities
VF is exposed to risks in its ongoing business operations. Some of these risks are managed by using derivative financial instruments. Derivative financial instruments are contracts whose value is based on, or “derived” from, changes in the value of an underlying currency exchange rate, interest rate or other financial asset or index.
VF conducts business in many foreign countries and therefore is subject to movements in foreign currency exchange rates. Exchange rate fluctuations can have a significant effect on the translated U.S. dollar value of operating results and net assets denominated in foreign currencies. VF does not attempt to manage translation risk but does use derivative contracts to manage the exchange rate risk of specified cash flows or transactions denominated in foreign currencies. VF manages exchange rate risk on a consolidated basis, which allows exposures to be netted. Use of derivative financial instruments allows VF to reduce the overall exposure to risks in its cash flows and earnings, since gains and losses in the value of the derivative contracts offset losses and gains in the value of the underlying hedged exposures. In addition, in prior years VF had used derivatives in limited instances to hedge interest rate risk.
     Summary of derivative instruments — All of VF’s derivative instruments meet the criteria for hedge accounting at the inception of the hedging relationship. However, derivative instruments that are cash flow hedges of forecasted cash receipts are dedesignated as hedges near the end of their term and, accordingly, do not qualify for hedge accounting after the date of dedesignation. Fair value for derivative contracts outstanding at March 2010 and December 2009 totaled $922 million and $857 million, respectively, and consisted primarily of contracts hedging exposures to the euro, British pound, Mexican peso and Canadian dollar. Derivative contracts, consisting of forward exchange contracts, have maturities ranging from one month to 20 months. Amounts of outstanding derivatives in the following table are presented on an individual contract basis:

	Fair Value of Derivatives		Fair Value of Derivatives
	with Unrealized Gains		with Unrealized Losses
	March	December	March	December
In thousands	2010	2009	2010	2009
Foreign exchange contracts designated as hedging instruments	$34,887	$11,183	$8,031	$16,769

Foreign exchange contracts not designated as hedging instruments	43	560	716	25

Total derivatives	$34,930	$11,743	$8,747	$16,794

The amounts above have been aggregated by counterparty for presentation in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	March 2010	December 2009
Other current assets	$28,881	$6,843
Accrued current liabilities	(4,107)	(13,476)
Other assets (noncurrent)	2,249	1,693
Other liabilities (noncurrent)	(840)	(111)
     VF’s fair value hedge strategies and accounting policies — VF has a hedging program to reduce the risk that the future cash flows for firm commitments will be impacted by changes in foreign currency exchange rates. VF enters into derivative contracts to hedge intercompany loans between the United States and a foreign subsidiary or between two foreign subsidiaries having different functional currencies.
For a derivative instrument that is designated and qualifies as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability attributable to a particular risk), changes in the fair value of the derivative are recognized in earnings as an offset, on the same line, to the earnings impact of the underlying hedged item.
Following is a summary of the effects of fair value hedging relationships included in VF’s Consolidated Statements of Income:

In thousands	Location
	of Gain			Location of	Gain (Loss)
	(Loss) on	Gain (Loss) on	Hedged Items	Gain (Loss)	on Related
Fair Value	Derivatives	Derivatives	in Fair Value	Recognized	Hedged Items
Hedging	Recognized	Recognized in	Hedge	on Related	Recognized in
Relationships	in Income	Income	Relationships	Hedged Items	Income
Quarter ended March 2010
Foreign exchange	Miscellaneous Income (expense)	$7,033	Advances — intercompany	Miscellaneous Income (expense)	$(7,042)

Quarter ended March 2009
Foreign exchange	Miscellaneous income (expense)	$10,868	Advances — intercompany	Miscellaneous income (expense)	$(11,327)
     VF’s cash flow hedge strategies and accounting policies — VF has a hedging program to reduce the variability of forecasted cash flows denominated in foreign currencies. VF uses derivative contracts to hedge a portion of the exchange risk for its forecasted inventory purchases and production costs and for its forecasted cash receipts arising from sales of inventory. In addition, VF hedges the receipt in the United States of forecasted intercompany royalties from its foreign subsidiaries.
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
Following is a summary of the effects of cash flow hedging relationships included in VF’s Consolidated Statements of Income:

In thousands
	Gain (Loss) on		Location of	Gain (Loss) Reclassified
	Derivatives		Gain (Loss)	from Accumulated
Cash Flow	Recognized in OCI-		Reclassified from	OCI into Income-
Hedging	Quarter Ended March		Accumulated	Quarter Ended March
Relationships	2010	2009	OCI into Income	2010	2009
Foreign exchange	$20,841	$12,381	Net sales	$969	$—
			Cost of goods sold	6,954	1,197
			Miscellaneous income (expense)	1,295	2,462
Interest rate	—	—	Interest expense	29	29

Total	$20,841	$12,381		$9,247	$3,688

Amounts recognized in earnings in the three months ended March 2010 and March 2009 for the ineffective portion of cash flow hedging relationships were not significant.
At March 2010, Accumulated OCI included $12.4 million of net deferred pretax gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. Actual amounts to be reclassified to earnings will depend on exchange rates when currently outstanding derivative contracts are settled.
In addition, in 2003 VF entered into an interest rate swap derivative contract to hedge the interest rate risk for issuance of long-term debt due in 2033. The contract was terminated concurrent with the issuance of the debt, with the realized gain deferred in Accumulated OCI. The remaining pretax deferred gain of $2.7 million in Accumulated OCI at March 2010 will be reclassified into earnings over the remaining term of the debt.
     Derivative contracts not designated as hedges — As noted in the preceding section, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the forecasted sale is recognized, and accordingly, hedge accounting is not applied after that date. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During the period hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized in earnings. For the three months ended March 2010, VF recorded net losses of $0.8 million in Miscellaneous Income (Expense) for derivatives dedesignated as hedging instruments, effectively offsetting the net remeasurement gains on the related accounts receivable. There were no derivative contracts not designated as hedges in the first quarter of 2009.
Note O — Recently Issued Accounting Standards
New accounting guidance issued by the FASB but not effective until after March 2010 is not expected to have a significant effect on VF’s consolidated financial position, results of operations or disclosures.

Note P — Subsequent Event
VF’s Board of Directors declared a quarterly cash dividend of $0.60 per share, payable on June 18, 2010 to shareholders of record on June 8, 2010.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Highlights of the First Quarter of 2010
•	Revenues grew to $1,749.9 million, an increase of 1% from the prior year quarter, with strengthening trends across our businesses.

•	Our business in Asia continues to grow rapidly, with revenues up 31% in the quarter.

•	Our direct-to-consumer business grew 23% in the quarter, driven by both new store openings and comp store revenue growth. The direct-to-consumer businesses of The North Face®, Vans®, 7 for All Mankind®, Kipling®, Nautica®, lucy® and Napapijri® brands each achieved strong revenue growth in the quarter.

•	Gross margin reached a record 46.7%.

•	Earnings per share increased by 60% to a record $1.46 from $0.91 in the prior year quarter. As anticipated, earnings per share benefitted from lower pension expense and foreign currency translation rates by $.05 and $.06, respectively, compared with the 2009 quarter. Also included in the current quarter was an $.11 per share tax credit as well as $.09 in restructuring expenses related primarily to actions to reduce product costs. (All per share amounts are presented on a diluted basis.)

•	Our balance sheet remains strong with cash of $718.6 million, a debt to total capital ratio of 23.7% and a net debt to total capital ratio of 11.0%. VF has over $1.3 billion of available liquidity under committed bank credit lines. Long-term debt payments of $200.0 million are due in October 2010 with no other payments required until 2017.

•	Inventories at March 2010 declined 15% from the prior year quarter, reflecting our continued focus on inventory reduction.

•	Operating cash flow reached a first quarter record of $184.2 million.

•	We purchased the remaining 50% equity interest of a joint venture that markets the Vans® brand in Mexico (“Vans Mexico”). See Note C to the Consolidated Financial Statements for more information.

•	We repurchased 1.5 million shares of our Common Stock in the first quarter, utilizing our operating cash flow, and are on track to complete the repurchase of 3.0 million shares in the first half of 2010. We will continue to evaluate future share repurchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.

Analysis of Results of Operations
     Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2009:

First Quarter
2010
Compared
In millions	with 2009
Total revenues — 2009	$1,725
Impact of foreign currency translation	38
Organic growth	(29)
Acquisition in prior year (to anniversary date)	13
Acquisition in current year	3

Total revenues — 2010	$1,750

See the “Information by Business Segment” section below for a discussion of Total Revenue changes from the prior year period.
During the first quarter of 2010, approximately 34% of Total Revenues were in international markets. Foreign currency translation effects result from translating a foreign entity’s financial statements from its functional currency into the U.S. dollar, VF’s reporting currency. In translating foreign currencies into the U.S. dollar, a weaker U.S. dollar in relation to the functional currencies where VF conducts its international business (primarily the European euro countries) positively impacted revenue comparisons by $38 million in the first quarter of 2010, compared with the 2009 period. The weighted average translation rate for the euro was $1.38 per euro for the first three months of 2010, compared with $1.30 during the first three months of 2009.
The decline in organic revenues resulted from lower wholesale unit sales, especially in our jeanswear businesses. This decline was partially offset by higher volume at our owned retail stores from both new store openings and comp store increases.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	First Quarter
	2010	2009
Gross margin (total revenues less cost of goods sold)	46.7%	42.2%
Marketing, administrative and general expenses	34.0	32.9

Operating income	12.8%	9.4%

The gross margin percentage in the first quarter of 2010 increased by 4.5% over the 2009 quarter. The components of this change were (i) 1.8% due to lower product costs, (ii) 0.9% from negative foreign currency transaction impacts in the first quarter of 2009 that did not recur in the 2010 quarter, (iii) 0.9% due to the changing mix of our business, including the growth of our direct-to-consumer business where gross margins exceed those in our wholesale business, and (iv) 0.4% from improved profitability on distressed inventory sales.
The ratio of Marketing, Administrative and General Expenses as a percentage of Total Revenues in the first quarter of 2010 increased 1.1% over the 2009 quarter. The primary components of this change were (i) 0.5% from additional marketing investments and (ii) 0.3% due to the changing mix of business.
Interest expense decreased $1.5 million in the first quarter of 2010 from the comparable period in 2009 due to lower short-term borrowings, partially offset by higher short-term interest rates. Average interest-bearing debt outstanding totaled $1,187 million for the first three months of 2010 and $1,326 million for the comparable period of 2009. The weighted average interest rate on total outstanding debt was 6.7% for the first three months of 2010 and 6.4% for the comparable period of 2009.
In connection with the acquisition of Vans Mexico, VF recognized a gain of $5.7 million from remeasuring its previous 50% investment in the joint venture to fair value. This gain is included in Miscellaneous, Net in the Consolidated Statements of Income.
The effective income tax rate for the first quarter of 2010 was 22.0%, compared with 29.0% in the first quarter of 2009. The lower rate in the first quarter of 2010, compared with the prior year quarter, resulted primarily from a tax benefit related to refund claims in a foreign jurisdiction. We expect the 2010 annual effective tax rate, excluding the first quarter tax benefit, to be approximately 26%. The effective tax rate for the full year 2009 was 29.9%, which included a 3.7% unfavorable impact from a goodwill impairment charge.
Net Income Attributable to VF Corporation for the first quarter of 2010 increased to $163.5 million, compared with $100.9 million in the 2009 quarter. Earnings Per Share Attributable to VF Corporation increased to $1.46 per share from $0.91 per share. The increase resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below. The first quarter of 2010 also benefited by (i) $0.11 per share due to the tax refund claims mentioned above, (ii) $0.06 from the impact of translating foreign currencies into a weaker U.S. dollar and (iii) $0.05 due to lower pension expense in our defined benefit pension plans. These benefits were partially offset by $0.09 in restructuring expenses related primarily to actions to reduce product costs.
     Information by Business Segment
VF’s businesses are grouped into product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions are the basis for VF’s reportable business segments.
See Note H to the Consolidated Financial Statements for a summary of our results of operations by coalition, along with a reconciliation of Coalition Profit to Income Before Income Taxes. Operating results of the lucy business unit for 2009 have been reclassified from the Contemporary Brands Coalition to the Outdoor & Action Sports Coalition consistent with the change in internal management reporting beginning in 2010.
The following table presents a summary of the changes in our Total Revenues by coalition for the first quarter of 2010:

	First Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Total revenues — 2009	$618	$667	$227	$104	$90	$20
Impact of foreign currency translation	21	15	1	—	1	—
Organic growth	37	(60)	(7)	(2)	—	2
Acquisition in prior year (to anniversary date)	—	—	—	—	13	—
Acquisition in current year	3	—	—	—	—	—

Total revenues — 2010	$679	$622	$221	$102	$104	$22

The following table presents a summary of the changes in our Coalition Profit by coalition for the first quarter of 2010:

	First Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition profit — 2009	$89	$90	$23	$5	$15	$(2)
Impact of foreign currency translation	5	3	—	—	—	—
Operations	39	14	—	2	(7)	1

Coalition profit — 2010	$133	$107	$23	$7	$8	$(1)

     Outdoor and Action Sports:

	First Quarter
Dollars in millions	2010	2009	Percent Change
Coalition revenues	$679	$618	9.8%
Coalition profit	133	89	49.8%
Operating margin	19.6%	14.3%
The increase in Coalition Revenues in the first quarter of 2010 was driven by global unit volume gains from the two largest brands in this Coalition, The North Face® and Vans®, whose revenues increased by 9% and 20%, respectively. In addition, Coalition Revenues in our Americas businesses rose 11%, while international revenues were up 8%. Total direct-to-consumer revenues for our Outdoor & Action Sports businesses rose 28% in the quarter, with double-digit growth in our The North Face®, Vans®, Kipling®, Napapijri® and lucy® brand retail businesses. We continued to open new retail stores and expand our e-commerce business within this Coalition in the first quarter of 2010.
Operating margin increased to a record first quarter level in 2010, despite a more than 20% increase in marketing and other brand-building investments. The increase in operating margin was driven by improved gross margin due to lower product costs, stronger retail performance and lower excess inventories coming into 2010.

     Jeanswear:

	First Quarter
Dollars in millions	2010	2009	Percent Change
Coalition revenues	$622	$667	(6.8)%
Coalition profit	107	90	19.2%
Operating margin	17.2%	13.4%
The decrease in Jeanswear Coalition Revenues was driven by unit volume declines, with approximately $20 million of the reduction resulting from programs in our U.S. mass market business that were discontinued in the second quarter of 2009 and approximately $15 million due to the exit of our mass market business in Europe. Our core Wrangler® and Riders® businesses continue to perform strongly and gain share in U.S. mass market stores. In addition, revenues of our Lee® brand in the U.S. rose 3% in the first quarter of 2010. Asia jeanswear revenues grew by 40%, and we achieved double digit growth in other international markets including Mexico, South America and Canada. European market conditions have stabilized but remain very challenging.
The improvement in operating margin in the first quarter of 2010 resulted from (i) lower product costs, particularly in our U.S. jeanswear businesses, (ii) lower excess inventories coming into 2010 and (iii) the 2009 exit of the European mass market business, which had operating margins that were well below the coalition average.
     Imagewear:

	First Quarter
Dollars in millions	2010	2009	Percent Change
Coalition revenues	$221	$227	(2.4)%
Coalition profit	23	23	(0.4)%
Operating margin	10.3%	10.1%
Declines in Imagewear Coalition Revenues are lower than in recent quarters as economic conditions have gradually improved. Revenue declines in our Image division (occupational apparel and uniforms) and the Licensed Sports division (owned and licensed high profile sports and lifestyle apparel) were similar. Revenue trends are improving and operating margin remained stable.
     Sportswear:

	First Quarter
Dollars in millions	2010	2009	Percent Change
Coalition revenues	$102	$104	(1.3)%
Coalition profit	7	5	59.0%
Operating margin	7.0%	4.4%

Revenues in our Sportswear Coalition, which includes our Nautica® brand and Kipling® brand in North America, were relatively flat in the first quarter of 2010 compared with the 2009 quarter. Nautica® revenues declined slightly in the first quarter of 2010. However, our Kipling® brand revenues in the U.S. increased 33%, reflecting the successful launch of a new exclusive handbag and accessories program with Macy’s.
Higher operating margin in the first quarter of 2010 resulted from the improved performance of our Nautica® wholesale and retail businesses. The improvement in operating margin was driven by an increase in gross margin from (i) a higher proportion of retail revenues, which have higher gross margin than the coalition average, (ii) lower markdown activity in the department store channel and (iii) lower excess inventory coming into 2010.
     Contemporary Brands:

	First Quarter
Dollars in millions	2010	2009	Percent Change
Coalition revenues	$104	$90	16.2%
Coalition profit	8	15	(45.2)%
Operating margin	8.1%	17.2%
The Contemporary Brands Coalition consists of our 7 For All Mankind®, John Varvatos®, Splendid® and Ella Moss® brands. The completion of the acquisition of the Splendid® and Ella Moss® brands in March 2009 contributed an incremental $13 million to revenues in the first quarter of 2010 compared with the 2009 quarter. Global 7 For All Mankind® revenues increased in the 2010 quarter, with double-digit growth in the brand’s direct-to-consumer business reflecting both new store openings and comp store revenue increases.
Operating margin comparisons in the first quarter of 2010 were negatively impacted by 4.4% due to the favorable resolution of a value-added tax and duty matter during the first quarter of 2009 that did not repeat in the first quarter of 2010. The remainder of the decline in operating margin in the first quarter of 2010, compared with the prior year quarter, resulted from additional investments in new 7 For All Mankind® retail stores in a seasonally low period of revenues. We expect double digit revenue growth in the Contemporary Brands Coalition starting in the second quarter and operating margin improvement to the mid-teen levels in the second half of the year.
     Other:

	First Quarter
Dollars in millions	2010	2009	Percent Change
Revenues	$22	$20	8.4%
Profit (loss)	(1)	(2)	(39.2)%
Operating margin	(5.6)%	(10.1)%
The Other business segment includes the VF Outlet business, which is a group of VF-operated retail outlet stores in the United States that sell a broad selection of primarily excess quantities of VF products and other branded products. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products sold in these outlet stores are reported in this business segment.

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

	First Quarter
Dollars in millions	2010	2009	Percent Change
Corporate and Other Expenses	$(47)	$(56)	(16.3)%
Interest, Net	(20)	(21)	(5.9)%
Corporate and Other Expenses consists of corporate headquarters’ costs that are not allocated to the coalitions and other expenses related to but not allocated to the coalitions for internal management reporting. These expenses include the defined benefit pension plan cost other than service cost, development costs for management information systems, costs of maintaining and enforcing certain VF trademarks and miscellaneous consolidating adjustments.
The decrease in Corporate and Other Expenses in the first quarter of 2010 resulted from lower pension plan costs. Pension plans in the United States are centrally managed. Coalition Profit in the business units includes only the current year service cost component of pension expense. Other components of pension expense totaling $11.7 million in the first quarter of 2010 and $20.8 million for the comparable period in 2009, primarily representing amortization of deferred actuarial losses, were recorded in Corporate and Other Expenses.
Analysis of Financial Condition
     Balance Sheets
Accounts Receivable at March 2010 were 21% lower than the March 2009 balance due to (i) the sale of selected accounts receivable discussed in the “Liquidity and Cash Flows” section below and (ii) an improvement in days’ sales outstanding. Accounts Receivable at March 2010 were consistent with the balance at the end of 2009, with an increase in wholesale revenues at the end of the first quarter offset by an increase in accounts receivable balances sold under the sale agreement. See Note C to the Consolidated Financial Statements.
Inventories at March 2010 declined 15% compared with the March 2009 balance, reflecting our continued focus on inventory reduction while maintaining customer service levels during the economic downturn.
Other Current Assets at March 2010 and December 2009 declined from March 2009 due to lower deferred income taxes and a reduction in prepaid income taxes.
Property, Plant and Equipment was lower at March 2010 than at December 2009 and March 2009, resulting from depreciation expense in excess of capital spending during those periods.
Total Intangible Assets and Goodwill at March 2010 and December 2009 were lower than March 2009 due to the impairment charge taken in the fourth quarter of 2009 and amortization.

Other Assets increased at March 2010 and December 2009 over March 2009 due to an increase in the value of investment securities held for VF’s deferred compensation plans, partially offset by lower deferred income taxes.
Short-term Borrowings at March 2010 consisted of $48.5 million under international borrowing agreements. Short-term borrowings fluctuate throughout the year in relation to working capital requirements and other investing and financing activities. Short-term Borrowings were lower at March 2010 compared with the prior year due to a higher cash balance at the beginning of the current year and higher cash generation in the 2010 quarter. See the “Liquidity and Cash Flows” section below for a discussion of these items.
Total Long-term Debt at March 2010, December 2009 and March 2009 were comparable. At March 2010 and December 2009, $200.0 million of notes, due October 1, 2010, were classified as Current Portion of Long-term Debt.
The decline in Accounts Payable from March 2009 to March 2010 was consistent with the decrease in inventory levels discussed above. In addition, the Accounts Payable balance at December 2009 was higher than March 2010 due to the timing of inventory purchases and payments to vendors at the end of 2009.
Accrued Liabilities at March 2010 were consistent with the March 2009 balance, with an increase in accrued income taxes from higher profitability in 2010 offset by payments of the obligations associated with the cost reduction actions taken in the fourth quarter of 2008. Accrued Liabilities increased from December 2009 to March 2010 due primarily to higher accrued income taxes.
Other Liabilities at March 2010 and December 2009 declined from March 2009 due to lower pension liabilities, partially offset by higher deferred income taxes and deferred compensation liabilities. Lower pension liabilities at March 2010 and December 2009 resulted from an improvement in the funded status of our defined benefit pension plans, primarily due to our contribution of $200.0 million to the domestic qualified pension plan in 2009.
     Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	March	December	March
Dollars in millions	2010	2009	2009
Working capital	$1,590.7	$1,536.8	$1,523.1

Current ratio	2.5 to 1	2.4 to 1	2.4 to 1

Debt to total capital ratio	23.7%	23.7%	28.6%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 11.0% at March 2010.
On an annual basis, VF’s primary source of liquidity is its cash flow from operations. Cash from operations is primarily dependent on the level of net income and changes in investments in inventories and other working capital components. Our cash flow from operations is typically lower in the first half of the year as we build working capital to service our operations in the second half of the year. Cash from operations is substantially higher in the fourth quarter of the year as we collect accounts receivable arising from our seasonally higher wholesale sales in the third quarter. In addition, cash flows from our direct-to-consumer businesses are significantly higher in the fourth quarter of the year.
For the first quarter ended March 2010, cash flow from operations was $184.2 million, compared with $35.4 million of cash used by operating activities in the comparable 2009 period. Cash flow from operations is primarily dependent on the level of Net Income, changes in accounts receivable, investments in inventories and other working capital changes. In addition to a $63.0 million increase in Net Income, the primary driver of improved operating cash flow in the first quarter of 2010 was the change in accounts receivable balances. There was a significant increase in accounts receivable balances during the first quarter of 2009 driven by the timing of sales and collection patterns, resulting in a cash outflow of $152.5 million in the period. This increase did not recur in the period from December 2009 to March 2010 due to the timing of sales and collection patterns. Also, additional accounts receivable were sold under our program in the first quarter of 2010, as discussed in the next paragraph.
During September 2009, VF entered into an agreement to sell selected trade accounts receivable, on a revolving basis, to a financial institution. This agreement, expanded in March 2010, covers the sale of up to $192.5 million of accounts receivable, at any point in time, on a nonrecourse basis. At the end of March 2010, accounts receivable in the Consolidated Balance Sheet were reduced by $116.0 million related to balances sold under the program, an increase of $41.8 million from the amounts sold as of the end of 2009.
We rely on our cash flow from operations to finance our ongoing operations. In addition, VF has liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of March 2010, $985.2 million was available for borrowing under VF’s $1.0 billion senior unsecured committed domestic revolving bank credit facility. There was $14.8 million of standby letters of credit issued under this agreement. We have not drawn down any funds under this facility. Also at the end of March 2010, €250 million (U.S. dollar equivalent of $337.2 million) was available for borrowing under VF’s senior unsecured committed international revolving bank credit facility.
Investing activities in the first quarter of 2010 included the Vans Mexico acquisition. The other significant investing activity in the first quarter of 2010 was capital spending, primarily related to the opening of new retail stores and distribution network costs. We expect that capital spending could reach $115 million for the full year 2010, which will be funded by operating cash flows.
At the end of the first quarter of 2010, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. Both agencies have a ‘stable’ outlook for VF. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the $600.0 million of senior notes issued in 2007, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of the notes, plus any accrued and unpaid interest.
During the first quarter of 2010, VF repurchased 1.5 million of its own shares at a cost of $118.0 million (average price of $78.67 per share). No shares were repurchased during the first quarter of 2009. The VF Board of Directors authorized the repurchase of 10.0 million additional shares in February 2010. Including this new authorization and the remaining balance of shares authorized for repurchase under a prior authorization, the total remaining authorization for share repurchase approved by the VF Board of Directors is 10.1 million shares as of the end of March 2010. We currently intend to purchase at least 3.0 million shares during 2010 and will continue to evaluate future share repurchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.

Management’s Discussion and Analysis in our 2009 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2009 that would require the use of funds. Since the filing of our 2009 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations and commercial commitments that will require the use of funds:
•	Inventory purchase obligations representing binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $320 million at the end of March 2010 due to the seasonality of our businesses.
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
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles (“GAAP”) in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our 2009 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in our 2009 Form 10-K. There have been no material changes in these policies.
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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include the overall level of consumer spending on apparel; disruption and volatility in the global capital and credit markets; general economic conditions and other factors affecting consumer confidence; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s ability to successfully integrate and grow acquisitions; VF’s ability to maintain the strength and security of its information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance of the value of VF’s brands by our licensees and distributors ; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in our 2009 Form 10-K.
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
Part II — Other Information
Item 1A — Risk Factors
There have been no material changes to our risk factors from those disclosed in our 2009 Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

			Total Number of	Maximum Number
	Total	Weighed	Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Fiscal Period	Purchased	per Share	or Programs	Programs (1)
January 3 — January 30, 2010	5,500	$74.01	5,500	1,638,911
January 31 — February 27, 2010	386,300	76.32	386,300	11,252,611
February 28 — April 3, 2010	1,108,200	79.51	1,108,200	10,144,411

Total	1,500,000		1,500,000

(1)	The VF Board of Directors authorized the repurchase of 10.0 million additional shares in February 2010. During the quarter, 1,474,800 shares of Common Stock were purchased under open market transactions. In addition, VF purchased 25,200 shares of Common Stock in connection with VF’s deferred compensation plans. We will continue to evaluate future share purchases — considerations will include funding required for business acquisitions, our Common Stock price and levels of stock option exercises.
Item 6 — Exhibits

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: May 12, 2010

By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)