Form 10-Q
period 2010-07-03
V F CORP
filed 2010-08-11
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On July 31, 2010, there were 108,013,216 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Page No.
Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

Consolidated Balance Sheets: June 2010, December 2009 and June 2009	3

Consolidated Statements of Income: Three and six months ended June 2010 and June 2009	4

Consolidated Statements of Comprehensive Income: Three and six months ended June 2010 and June 2009	5

Consolidated Statements of Cash Flows: Six months ended June 2010 and June 2009	6

Consolidated Statements of Stockholders’ Equity: Year ended December 2009 and six months ended June 2010	7

Notes to Consolidated Financial Statements	8

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	29

Item 4 — Controls and Procedures	30

Part II — Other Information

Item 1A — Risk Factors	30

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6 — Exhibits	30

Signatures	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June	December	June
	2010	2009	2009
ASSETS

Current Assets
Cash and equivalents	$540,191	$731,549	$385,202
Accounts receivable, less allowance for doubtful accounts of:	735,022	776,140	881,014
June 2010 - $57,910; Dec. 2009 - $60,380;
June 2009 - $55,315

Inventories:
Finished products	890,132	772,458	1,007,682
Work in process	82,054	70,507	77,177
Materials and supplies	129,994	115,674	136,308

	1,102,180	958,639	1,221,167

Other current assets	210,735	163,028	247,494

Total current assets	2,588,128	2,629,356	2,734,877

Property, Plant and Equipment	1,601,389	1,601,608	1,571,708
Less accumulated depreciation	1,007,924	987,430	941,339

	593,465	614,178	630,369

Intangible Assets	1,496,682	1,535,121	1,563,742

Goodwill	1,335,526	1,367,680	1,456,807

Other Assets	307,641	324,322	333,452

	$6,321,442	$6,470,657	$6,719,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$41,970	$45,453	$355,070
Current portion of long-term debt	202,742	203,179	3,213
Accounts payable	427,955	373,186	382,491
Accrued liabilities	438,853	470,765	429,044

Total current liabilities	1,111,520	1,092,583	1,169,818

Long-term Debt	937,150	938,494	1,139,790

Other Liabilities	624,938	626,295	765,809

Commitments and Contingencies

Stockholders’ Equity
Common stock, stated value $1; shares authorized, 300,000,000; shares outstanding:	107,898	110,285	110,350
June 2010 - 107,897,386; Dec. 2009 - 110,285,132;
June 2009 - 110,350,276
Additional paid-in capital	1,976,515	1,864,499	1,776,081
Accumulated other comprehensive income (loss)	(314,793)	(209,742)	(249,671)
Retained earnings	1,879,305	2,050,109	2,006,729
Noncontrolling interests in subsidiaries	(1,091)	(1,866)	341

Total stockholders’ equity	3,647,834	3,813,285	3,643,830

	$6,321,442	$6,470,657	$6,719,247

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2010	2009	2010	2009

Net Sales	$1,576,947	$1,466,808	$3,307,033	$3,174,109
Royalty Income	17,157	18,829	36,950	37,002

Total Revenues	1,594,104	1,485,637	3,343,983	3,211,111

Costs and Operating Expenses
Cost of goods sold	842,502	833,693	1,774,705	1,830,333
Marketing, administrative and general expenses	582,078	532,206	1,176,494	1,099,592

	1,424,580	1,365,899	2,951,199	2,929,925

Operating Income	169,524	119,738	392,784	281,186

Other Income (Expense)
Interest income	496	565	990	1,330
Interest expense	(20,494)	(21,819)	(40,993)	(43,834)
Miscellaneous, net	1,923	1,394	8,346	2,643

	(18,075)	(19,860)	(31,657)	(39,861)

Income Before Income Taxes	151,449	99,878	361,127	241,325

Income Taxes	39,959	24,900	86,178	65,913

Net Income	111,490	74,978	274,949	175,412

Net (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries	(655)	549	(598)	1,054

Net Income Attributable to VF Corporation	$110,835	$75,527	$274,351	$176,466

Earnings Per Common Share Attributable to VF Corporation Common Stockholders
Basic	$1.02	$0.69	$2.50	$1.60
Diluted	1.00	0.68	2.47	1.59

Weighted Average Shares Outstanding
Basic	108,957	110,243	109,608	110,116
Diluted	110,479	111,241	111,054	111,131

Cash Dividends Per Common Share	$0.60	$0.59	$1.20	$1.18
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June		Six Months Ended June
	2010	2009	2010	2009
Net Income	$111,490	$74,978	$274,949	$175,412

Other Comprehensive Income (Loss):
Foreign currency translation
Gains (losses) arising during the period	(104,664)	55,561	(179,427)	15,223
Less income tax effect	20,252	(9,143)	31,489	(5,366)
Defined benefit pension plans
Amortization of deferred actuarial losses	11,379	15,131	22,751	30,262
Amortization of prior service cost	987	1,067	1,974	2,134
Less income tax effect	(3,854)	(6,241)	(8,624)	(12,482)
Derivative financial instruments
Gains (losses) arising during the period	15,674	(13,658)	36,515	(1,277)
Less income tax effect	(6,039)	5,263	(14,068)	493
Reclassification to net income for (gains) losses realized	(1,524)	(2,159)	7,723	(5,847)
Less income tax effect	587	831	(2,976)	2,251
Marketable securities
Gains (losses) arising during the period	(1,350)	1,437	(408)	1,232

Other comprehensive income (loss)	(68,552)	48,089	(105,051)	26,623

Comprehensive Income	42,938	123,067	169,898	202,035
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(823)	522	(775)	1,012

Comprehensive Income Attributable to VF Corporation	$42,115	$123,589	$169,123	$203,047

     See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June
	2010	2009
Operating Activities
Net income	$274,949	$175,412
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	52,485	52,268
Amortization of intangible assets	19,859	19,357
Other amortization	7,588	7,258
Stock-based compensation	31,353	19,839
Pension funding less than expense	24,190	41,407
Other, net	18,694	(3,383)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,271	(24,079)
Inventories	(161,541)	(60,350)
Other current assets	(9,182)	19,053
Accounts payable	64,007	(56,410)
Accrued compensation	(14,125)	(7,578)
Accrued income taxes	(42,120)	(19,875)
Accrued liabilities	44,590	(49,585)
Other assets and liabilities	(5,518)	(28,663)

Cash provided by operating activities	308,500	84,671

Investing Activities
Capital expenditures	(45,309)	(36,543)
Business acquisitions, net of cash acquired	(38,446)	(207,219)
Software purchases	(2,937)	(6,709)
Other, net	(3,957)	3,998

Cash used by investing activities	(90,649)	(246,473)

Financing Activities
Increase in short-term borrowings	(2,551)	300,317
Payments on long-term debt	(1,719)	(1,838)
Purchase of Common Stock	(317,911)	—
Cash dividends paid	(131,340)	(130,017)
Proceeds from issuance of Common Stock, net	75,490	(4,867)
Tax benefits of stock option exercises	2,758	(2,021)

Cash provided (used) by financing activities	(375,273)	161,574

Effect of Foreign Currency Rate Changes on Cash	(33,936)	3,586

Net Change in Cash and Equivalents	(191,358)	3,358

Cash and Equivalents — Beginning of Year	731,549	381,844

Cash and Equivalents — End of Period	$540,191	$385,202

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests
Balance, December 2008	$109,848	$1,749,464	$(276,294)	$1,972,874	$1,353
Net income (loss)	—	—	—	461,271	(2,813)
Common Stock dividends	—	—	—	(261,682)	—
Purchase of treasury stock	(1,560)	—	—	(110,415)	—
Stock compensation plans, net	1,977	115,035	—	(12,732)	—
Common Stock held in trust for deferred compensation plans, net	20	—	—	793	—
Distributions to noncontrolling interests	—	—	—	—	(480)
Foreign currency translation	—	—	37,468	—	74
Defined benefit pension plans	—	—	25,021	—	—
Derivative financial instruments	—	—	510	—	—
Marketable securities	—	—	3,553	—	—

Balance, December 2009	110,285	1,864,499	(209,742)	2,050,109	(1,866)
Net income	—	—	—	274,351	598
Common Stock dividends	—	—	—	(131,340)	—
Purchase of treasury stock	(3,947)	—	—	(309,406)	—
Stock compensation plans, net	1,587	112,016	—	(2,310)	—
Common Stock held in trust for deferred compensation plans, net	(27)	—	—	(2,099)	—
Foreign currency translation	—	—	(147,938)	—	177
Defined benefit pension plans	—	—	16,101	—	—
Derivative financial instruments	—	—	27,194	—	—
Marketable securities	—	—	(408)	—	—

Balance, June 2010	$107,898	$1,976,515	$(314,793)	$1,879,305	$(1,091)

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
VF Corporation (and its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended June 2010, December 2009 and June 2009 relate to the fiscal periods ended on July 3, 2010, January 2, 2010 and July 4, 2009, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2009 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended June 2010 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 1, 2011. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2009 (“2009 Form 10-K”).
Certain prior year amounts, none of which are material, have been reclassified to conform with the 2010 presentation.
Note B — Changes in Accounting Policies
During the first quarter of 2010, VF adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) related to transfers of financial assets. This guidance modifies the requirements for derecognizing financial assets from a balance sheet and requires additional disclosures about transfers of financial assets and any continuing involvement by the transferor. The new guidance did not have a significant impact on our operating results, financial condition or disclosures.
Also during the first quarter of 2010, VF adopted new accounting guidance for disclosures of fair value measurements. This guidance requires disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about activity within Level 3 of the fair value hierarchy. The guidance also expands disclosures related to fair values of assets and liabilities and valuation techniques used to measure fair value. These additional disclosures have been provided as appropriate.
Note C — Acquisition
On March 10, 2010, VF completed the acquisition of its former 50%-owned joint venture that marketed Vans® branded products in the wholesale channel in Mexico. As part of this transaction, VF also acquired the Vans® retail stores that had been operated by our joint venture partner (together with the wholesale business, “Vans Mexico”). The purchase price of these businesses was $31.0 million. The carrying value of our initial 50% investment, recorded in Other Assets, was $7.9 million at the acquisition date, which included the equity in net income of the investment to the acquisition date. VF recognized a gain in Miscellaneous Income in the first quarter of $5.7 million from remeasuring its original 50% investment in the joint venture to fair value. Revenues and pretax earnings recognized in VF’s operating results for the second quarter of

2010 were $7.6 million and $1.2 million, respectively, and for the year-to-date period since the acquisition date were $10.2 million and $2.0 million (excluding the $5.7 million gain), respectively. Acquisition expenses included in VF’s results of operations were not significant. Vans Mexico is reported as part of the Outdoor & Action Sports Coalition.
Management has allocated the purchase price to acquired tangible and intangible assets and assumed liabilities based on their respective fair values at the acquisition date. Of the total value, $23.4 million was assigned to indefinite-lived intangible assets (trademarks) and amortizable intangible assets (customer relationships), and $16.9 million was assigned to goodwill. Goodwill arising from the acquisition related to growth prospects in Mexico, an experienced workforce and synergies with the Vans® business in the United States. Pro forma operating results for periods prior to the acquisition date are not provided because the acquisition was not material to VF’s results of operations.
Note D — Sale of Accounts Receivable
In September 2009, VF entered into an agreement to sell selected trade accounts receivable, on a nonrecourse basis, to a financial institution. This revolving agreement allows VF to have up to $192.5 million of accounts receivable held by the financial institution at any point in time. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the end of June 2010 and December 2009, accounts receivable in the Consolidated Balance Sheets had been reduced by $112.3 million and $74.2 million, respectively, related to balances sold under this program. During the first half of 2010, VF sold $466.2 million of accounts receivable at their stated amounts, less a funding fee of $0.7 million, which was recorded in Miscellaneous Expense. Net proceeds of this program are recognized as part of the change in accounts receivable in cash provided by operating activities in the Consolidated Statement of Cash Flows.
Note E — Intangible Assets

		June 2010			December 2009
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
Dollars in thousands	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
Customer relationships	19 years	$439,658	$92,504	$347,154	$361,039
License agreements	24 years	179,100	47,149	131,951	137,447
Trademarks and other	7 years	14,610	9,166	5,444	6,615

Amortizable intangible assets, net				484,549	505,101

Indefinite-lived intangible assets:
Trademarks				1,012,133	1,030,020

Intangible assets, net				$1,496,682	$1,535,121

*	Amortization of customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — accelerated and straight-line methods.
Amortization of intangible assets for the second quarter and first six months of 2010 was $9.9 million and $19.9 million, respectively, and is expected to be $39.3 million for the year 2010. Estimated amortization expense for the years 2011 through 2014 is $37.4 million, $34.7 million, $33.1 million and $32.1 million, respectively.
Note F — Goodwill

	Outdoor &				Contemporary
In thousands	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
Balance, December 2009	$574,879	$238,930	$56,703	$157,314	$339,854	$1,367,680
2010 acquisition	16,938	—	—	—	—	16,938
Adjustment to contingent consideration	(78)	—	—	—	—	(78)
Currency translation	(33,159)	(8,805)	—	—	(7,050)	(49,014)

Balance, June 2010	$558,580	$230,125	$56,703	$157,314	$332,804	$1,335,526

Balances at December 2009 are net of impairment charges recorded during 2009, as follows: Outdoor & Action Sports — $43.4 million and Sportswear — $58.5 million.
Note G — Pension Plans
VF’s pension cost was composed of the following components:

	Three Months		Six Months
	Ended June		Ended June
In thousands	2010	2009	2010	2009
Service cost — benefits earned during the year	$4,077	$3,726	$8,160	$7,452
Interest cost on projected benefit obligations	19,116	17,950	38,224	35,900
Expected return on plan assets	(19,183)	(13,379)	(38,355)	(26,758)
Amortization of:
Actuarial losses	11,379	15,131	22,751	30,262
Prior service costs	987	1,067	1,974	2,134

Net periodic pension cost	$16,376	$24,495	$32,754	$48,990

During the first half of 2010, VF made contributions totaling $7.9 million to its defined benefit pension plans. VF currently anticipates making additional contributions totaling $2.7 million during the remainder of 2010. In addition, although not required under applicable regulations, VF is evaluating contributions of up to $100 million to its domestic qualified pension plan during the remainder of the year.
Note H — Business Segment Information
VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months		Six Months
	Ended June		Ended June
In thousands	2010	2009	2010	2009
Coalition revenues:
Outdoor & Action Sports	$584,447	$523,547	$1,263,009	$1,141,819
Jeanswear	556,016	545,421	1,178,081	1,212,804
Imagewear	211,225	195,306	432,523	421,957
Sportswear	109,074	104,315	211,251	207,885
Contemporary Brands	106,083	89,664	210,172	179,253
Other	27,259	27,384	48,947	47,393

Total coalition revenues	$1,594,104	$1,485,637	$3,343,983	$3,211,111

Coalition profit:
Outdoor & Action Sports	$81,522	$60,386	$214,227	$148,981
Jeanswear	94,409	67,313	201,217	156,961
Imagewear	26,020	19,088	48,832	41,955
Sportswear	9,740	6,919	16,908	11,427
Contemporary Brands	8,472	7,563	16,924	22,977
Other	(10)	1,387	(1,235)	(629)

Total coalition profit	220,153	162,656	496,873	381,672

Corporate and other expenses	(48,706)	(41,524)	(95,743)	(97,843)
Interest, net	(19,998)	(21,254)	(40,003)	(42,504)

Income before income taxes	$151,449	$99,878	$361,127	$241,325

Operating results of the lucy business unit for 2009 have been reclassified from the Contemporary Brands Coalition to the Outdoor & Action Sports Coalition consistent with the change in internal management reporting beginning in 2010.
Note I — Capital and Accumulated Other Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury, and in substance retired. There were 18,022,755 treasury shares at June 2010, 13,943,457 at December 2009 and 12,392,768 at June 2009. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 268,169 shares of VF Common Stock at June 2010, 241,446 shares at December 2009 and 269,402 shares at June 2009 were held in connection with deferred compensation plans. These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $12.1 million, $11.0 million and $12.3 million at each of the respective dates.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value, of which none are outstanding.
Comprehensive income includes net income and specified components of other comprehensive income. Other comprehensive income (“OCI”) consists of certain changes in assets and liabilities that are not included in net income under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income is presented in the Consolidated Statements of Comprehensive Income. The deferred components of other comprehensive income (loss) are reported, net of related income taxes, in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity, as follows:

	June	December	June
In thousands	2010	2009	2009
Foreign currency translation	$(88,267)	$59,671	$32,060
Defined benefit pension plans	(249,869)	(265,970)	(271,077)
Derivative financial instruments	21,014	(6,180)	(11,070)
Marketable securities	2,329	2,737	416

Accumulated other comprehensive income (loss)	$(314,793)	$(209,742)	$(249,671)

Note J — Stock-based Compensation
During the first six months of 2010, VF granted options for 1,283,874 shares of Common Stock at an exercise price of $74.85, equal to the fair market value of VF Common Stock on the date of grant. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model for employee groups having similar exercise behaviors, with the following assumptions: expected volatility ranging from 24% to 39%, with a weighted average of 35%; expected term of 5.5 to 7.6 years; expected dividend yield of 3.7%; and a risk-free interest rate ranging from 0.2% at six months to 3.7% at 10 years. The resulting weighted average fair value of these options at the date of grant was $18.42 per option.
Also during the first six months of 2010, VF granted 317,305 performance-based restricted stock units, which entitle the recipient to shares of VF Common Stock at the end of a three year performance period. The actual number of shares that will be earned, if any, will be based on VF’s performance over that period. The fair value of the restricted stock units at the grant date was $71.91 per unit. In addition, VF granted 65,000 shares of restricted VF Common Stock with a weighted average fair value of $83.56 per share and 37,000 restricted stock units with a fair value of $87.05 per share. These shares and units will vest in 2014, assuming continuation of employment by the grantees through that date.
Note K — Income Taxes
The effective income tax rate was 23.9% for the first six months of 2010, compared with 27.3% in the comparable period of 2009. The lower rate in 2010 was due to a higher percentage of income in lower tax jurisdictions outside the United States and a $13.0 million tax benefit related to refund claims in a foreign jurisdiction recognized during the first six months of 2010. The effective tax rate for the full year 2009 was 30.0%, which included a 3.7% unfavorable impact from a nondeductible goodwill impairment charge.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous states and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) completed its examination of tax years 2004, 2005 and 2006, and VF has appealed the results of this examination to the IRS Appeals office. Tax years 2003 to 2008 are under examination by the State of Alabama, and tax years 2006 and 2007 are under examination by the State of California. VF is also currently subject to examination by various other taxing authorities. Management believes that some of these audits and negotiations will conclude during the next 12 months.
The amount of unrecognized tax benefits increased by $8.3 million during the first quarter of 2010 primarily due to tax positions taken in prior periods and decreased by $1.1 million during the second quarter primarily due to the settlement of tax positions. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $28.5 million, of which $27.8 million would reduce income tax expense, due to the completion of audits and other settlements with tax authorities and the expiration of statutes of limitations. In addition, VF is pursuing potential refund claims in various tax jurisdictions that could reduce income tax expense in a future period.
Note L — Earnings Per Share

	Three Months		Six Months
	Ended June		Ended June
In thousands, except per share amounts	2010	2009	2010	2009
Earnings per common share — basic:
Net income attributable to VF Corporation	$110,835	$75,527	$274,351	$176,466

Weighted average Common Stock outstanding	108,957	110,243	109,608	110,116

Earnings per common share attributable to VF Corporation common stockholders	$1.02	$0.69	$2.50	$1.60

Earnings per common share — diluted:
Net income attributable to VF Corporation	$110,835	$75,527	$274,351	$176,466

Weighted average Common Stock outstanding	108,957	110,243	109,608	110,116
Stock options and other dilutive securities	1,522	998	1,446	1,015

Weighted average Common Stock and dilutive securities outstanding	110,479	111,241	111,054	111,131

Earnings per common share attributable to VF Corporation common stockholders	$1.00	$0.68	$2.47	$1.59

Outstanding options to purchase 1.2 million shares and 2.5 million shares of Common Stock for the three and six months ended June 2010, respectively, and outstanding options to purchase 3.9 million shares and 4.8 million shares for the three and six months ended June 2009, respectively, were excluded from the computations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, performance-based restricted stock units were excluded from the computation of diluted earnings per share for the three and six month periods ended June 2010 and 2009 because their performance factor is not known until the annual financial results are available.
Note M — Fair Value Measurements
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards establish a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in a three level hierarchy that prioritizes the inputs used in the valuation process. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

•	Level 3 — Prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.
The fair value measurement level for an asset or liability is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.
The following table summarizes the classes of financial assets and financial liabilities measured and recorded at fair value on a recurring basis at the dates indicated:

		Fair Value Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
In thousands	Value	(Level 1)	(Level 2)	(Level 3)
June 2010
Financial assets:
Cash equivalents:
Money market funds	$260,617	$260,617	$—	$—
Time deposits	80,045	80,045	—	—
Derivative instruments	38,900	—	38,900	—
Investment securities:
Held for deferred compensation plans	169,158	131,642	37,516	—
Other	9,780	9,780	—	—

Financial liabilities:
Derivative instruments	12,155	—	12,155	—
Deferred compensation	194,387	—	194,387	—

December 2009
Financial assets:
Cash equivalents:
Money market funds	$372,516	$372,516	$—	$—
Time deposits	81,554	81,554	—	—
Derivative instruments	8,536	—	8,536	—
Investment securities:
Held for deferred compensation plans	175,198	133,764	41,434	—
Other	7,108	7,108	—	—

Financial liabilities:
Derivative instruments	13,587	—	13,587	—
Deferred compensation	199,831	—	199,831	—

Derivative instruments represent unrealized gains or losses on foreign currency forward exchange contracts, which are the differences between (i) the functional currency value of the foreign currency to be received or paid at the contracts’ settlement date and (ii) the functional currency value to be sold or purchased at the current forward exchange rate. VF purchases investment securities for deferred compensation plans that substantially mirror liabilities to participants in VF’s nonqualified deferred compensation plans. These securities, held in an irrevocable trust, consist of mutual funds (classified as Level 1) and a separately managed fixed income fund (classified as Level 2). Fair value of the separately managed fixed income fund included in investment securities is its daily net asset value. Fair value of liabilities under deferred compensation plans is the amount payable to participants, based on the fair value of participant-directed investment selections.
The carrying value of all other financial assets and financial liabilities is their cost, which may differ from fair value. At June 2010 and December 2009, the carrying value of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At June 2010 and December 2009, the carrying value of VF’s long-term debt, including the current portion, was $1,139.9 million and $1,141.7 million, respectively, compared with fair value of $1,213.6 million and $1,202.6 million at those dates. Fair value for long-term debt was estimated based on quoted market prices or values of comparable borrowings.
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
VF conducts business in many foreign countries and therefore is subject to movements in foreign currency exchange rates. Exchange rate fluctuations can have a significant impact on the U.S. dollar value of operating results and net assets denominated in foreign currencies. VF does not attempt to manage translation risk but does use derivative contracts to manage the exchange rate risk of specified cash flows or transactions denominated in foreign currencies. VF manages exchange rate risk on a consolidated basis, which allows exposures to be netted. The use of derivative financial instruments allows VF to reduce the overall exposure to risks from exchange rate fluctuations in its cash flows and earnings, since gains and losses in the value of the derivative contracts offset losses and gains in the value of the underlying hedged exposures. In addition, in prior years VF had used derivatives in limited instances to hedge interest rate risk.
     Summary of derivative instruments — All of VF’s derivative instruments meet the criteria for hedge accounting at the inception of the hedging relationship. However, derivative instruments that are cash flow hedges of forecasted cash receipts are dedesignated as hedges near the end of their term and, accordingly, do not qualify for hedge accounting after the date of dedesignation. Total notional balances for derivative contracts outstanding at June 2010, December 2009 and June 2009 totaled $1,359 million, $857 million and $786 million, respectively, and consisted primarily of contracts hedging exposures to the euro, British pound, Mexican peso, Polish zloty, and Canadian dollar. Derivative contracts, consisting of forward exchange contracts, have maturities ranging from one month to 20 months. Amounts of outstanding derivatives in the following table are presented on an individual contract basis:

	Fair Value of Derivatives			Fair Value of Derivatives
	with Unrealized Gains			with Unrealized Losses
	June	December	June	June	December	June
In thousands	2010	2009	2009	2010	2009	2009
Foreign exchange contracts designated as hedging instruments	$41,845	$11,183	$4,756	$14,360	$16,769	$24,755

Foreign exchange contracts not designated as hedging instruments	169	560	341	909	25	418

Total derivatives	$42,014	$11,743	$5,097	$15,269	$16,794	$25,173

Outstanding derivatives have been aggregated by counterparty for presentation in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	June 2010	December 2009	June 2009
Other current assets	$37,004	$6,843	$—
Accrued current liabilities	(9,347)	(13,476)	(18,877)
Other assets (noncurrent)	1,896	1,693	—
Other liabilities (noncurrent)	(2,808)	(111)	(1,199)
     VF’s fair value hedge strategies and accounting policies — VF has a hedging program to reduce the risk that the future cash flows for firm commitments will be impacted by changes in foreign currency exchange rates. VF enters into derivative contracts to hedge intercompany loans between the United States and a foreign subsidiary and between two foreign subsidiaries having different functional currencies.
For a derivative instrument that is designated and qualifies as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability attributable to a particular risk), changes in the fair value of the derivative are recognized in earnings as an offset, on the same line, to the earnings impact of the underlying hedged item.
Following is a summary of the effects of fair value hedging relationships included in VF’s Consolidated Statements of Income:

In thousands	Location
	of Gain				Location of
	(Loss) on			Hedged Items	Gain (Loss)	Gain (Loss) on
Fair Value	Derivatives	Gain (Loss) on Derivatives		in Fair Value	Recognized	Related Hedged Items
Hedging	Recognized	Recognized in Income		Hedge	on Related	Recognized in Income
Relationships	in Income	Three Months	Six Months	Relationships	Hedged Items	Three Months	Six Months
Periods ended June 2010
Foreign exchange	Miscellaneous income (expense)	$16,051	$23,084	Advances — intercompany	Miscellaneous income (expense)	$(15,959)	$(23,001)

Periods ended June 2009
Foreign exchange	Miscellaneous income (expense)	$(2,764)	$8,104	Advances — intercompany	Miscellaneous income (expense)	$2,528	$(8,799)
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
Following is a summary of the effects of cash flow hedging relationships included in VF’s Consolidated Statements of Income:

			Location of
In thousands			Gain (Loss)	Gain (Loss) Reclassified
Cash Flow	Gain (Loss) on Derivatives		Reclassified from	from Accumulated
Hedging	Recognized in OCI		Accumulated	OCI into Income
Relationships	Three Months	Six Months	OCI into Income	Three Months	Six Months
Periods ended June 2010
Foreign exchange	$15,674	$36,515	Net sales	$(295)	$(1,264)
			Cost of goods sold	1,241	(5,713)
			Miscellaneous income (expense)	549	(804)
Interest rate	—	—	Interest expense	29	58

Total	$15,674	$36,515		$1,524	$(7,723)

Periods ended June 2009
Foreign exchange	$(13,658)	$(1,277)	Net sales	$(77)	$(77)
			Cost of goods sold	3,796	4,993
			Miscellaneous income (expense)	(1,719)	743
Interest rate	—	—	Interest expense	29	58

Total	$(13,658)	$(1,277)		$2,029	$5,717

Amounts recognized in earnings in the three and six month periods ended June 2010 and June 2009 for the ineffective portion of cash flow hedging relationships were not significant.
At June 2010, Accumulated OCI included $29.5 million of net deferred pretax gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. Actual amounts to be reclassified to earnings will depend on exchange rates when currently outstanding derivative contracts are settled.
In addition, in 2003 VF entered into an interest rate swap derivative contract to hedge the interest rate risk for issuance of long-term debt due in 2033. The contract was terminated concurrent with the issuance of the debt, with the realized gain deferred in Accumulated OCI. The remaining pretax deferred gain of $2.7 million in Accumulated OCI at June 2010 will be reclassified into earnings over the remaining term of the debt.
     Derivative contracts not designated as hedges — As noted in the preceding section, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the forecasted sale is recognized, and accordingly, hedge accounting is not applied after that date. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During the period hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized in earnings. For the three and six months ended June 2010, VF recorded net losses of $1.2 million and $2.0 million, respectively, in Miscellaneous Income (Expense) for derivatives dedesignated as hedging instruments, effectively offsetting the net remeasurement gains on the related accounts receivable. There were no significant gains or losses recognized on derivative contracts not designated as hedges in the first half of 2009.

Note O — Recently Issued Accounting Standards
There is no new accounting guidance issued by the FASB but not effective until after June 2010 that is expected to have a significant effect on VF’s consolidated financial position, results of operations or disclosures.
Note P — Subsequent Event
VF’s Board of Directors declared a quarterly cash dividend of $0.60 per share, payable on September 20, 2010 to shareholders of record on September 10, 2010.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Highlights of the Second Quarter of 2010
•	Revenues grew to $1,594.1 million, an increase of 7% over the prior year quarter, with growth in all of our business segments.

•	Our business in Asia continued to grow rapidly, with revenues up 26% in the quarter.

•	Our direct-to-consumer business grew 7% in the quarter, driven by new store openings. The direct-to-consumer businesses of The North Face®, Vans®, 7 for All Mankind® and lucy® brands each achieved double-digit revenue growth in the quarter.

•	Gross margin reached a record 47.1%.

•	Earnings per share increased by 47% to a record $1.00 from $0.68 in the prior year quarter. (All per share amounts are presented on a diluted basis.)

•	Our balance sheet remains strong with cash of $540.2 million and a debt to total capital ratio of 24.5%.

•	Inventories at June 2010 declined 10% from the prior year quarter, reflecting our continued focus on inventory reduction.

•	Operating cash flow was a record $308.5 million for the first six months of 2010.

•	We repurchased 2.5 million shares of our Common Stock in the second quarter, utilizing our operating cash flow. We have now repurchased 4.0 million shares in the first half of 2010, which was 1.0 million shares higher than previously anticipated. We will continue to evaluate future share repurchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.
Analysis of Results of Operations
     Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from the comparable periods in 2009:

	Second Quarter	Six Months
	2010	2010
	Compared	Compared
In millions	with 2009	with 2009
Total revenues — 2009 periods	$1,486	$3,211
Impact of foreign currency translation	(9)	29
Organic growth	109	81
Acquisition in prior year (to anniversary date)	—	13
Acquisition in current year	8	10

Total revenues — 2010 periods	$1,594	$3,344

Organic growth in Total Revenues was driven primarily by unit volume increases.
During the second quarter and first six months of 2010, approximately 26% and 30%, respectively, of Total Revenues were in international markets. We translate our foreign entities’ financial statements from their functional currencies into the U.S. dollar, VF’s reporting currency. A stronger U.S. dollar in relation to the functional currencies where VF conducts its international business (primarily Europe and its euro-based countries) negatively impacted revenue comparisons by $9 million in the second quarter of 2010, compared with the 2009 quarter. A weaker U.S. dollar in the first six months of 2010, compared with the 2009 period, positively impacted revenue comparisons by $29 million. The weighted average translation rate was $1.34 per euro for the first half of 2010, compared with $1.33 during the six months of 2009. If the U.S. dollar remains at the exchange rate in effect at the end of June 2010 ($1.25 per euro), reported revenues for the second half of 2010 will be negatively impacted compared with 2009.
See the “Information by Business Segment” section below for a more detailed discussion of Total Revenue changes from the prior year periods.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Second Quarter		Six Months
	2010	2009	2010	2009
Gross margin (total revenues less cost of goods sold)	47.1%	43.9%	46.9%	43.0%
Marketing, administrative and general expenses	36.5	35.8	35.2	34.2

Operating income	10.6%	8.1%	11.7%	8.8%

The gross margin percentage in the second quarter of 2010 increased by 3.2% over the 2009 quarter. The primary components of this improvement were (i) 2.0% due to lower product costs, (ii) 0.5% due to the favorable change in mix of our business, including the growth of our direct-to-consumer business where gross margins are improving and exceed those in our wholesale business, and (iii) 0.5% from lower levels of and improved profitability on the disposal of excess inventories. In addition to the three factors mentioned above, the gross margin comparison in the first half of 2010 is favorable due to foreign currency transaction losses in the first quarter of 2009 that did not recur in 2010.

The ratio of Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 0.7% in the second quarter of 2010 and 1.0% in the first six months of 2010 over the comparable prior year periods. An increase of 0.5% in both 2010 periods was driven by incremental advertising spending and product development costs as we continue to invest in our high growth, high profit brands and initiatives. The 2010 ratios also increased due to the changing mix of our business, including the growth of our direct-to-consumer business where these ratios are higher than those in our wholesale business. These increases were partially offset by lower expense in 2010 for our defined benefit pension plans, which reduced this ratio by 0.6% in both the second quarter and first six months of 2010 compared with the prior year periods.
Interest expense decreased $1.3 million in the second quarter of 2010 and $2.8 million in the first six months of 2010, from the comparable periods in 2009, due to lower short-term borrowings. Average interest-bearing debt outstanding totaled $1,190 million for the first six months of 2010 and $1,376 million for the first half of 2009. The weighted average interest rate on total outstanding debt was 6.7% for the first six months of 2010 and 6.2% for the comparable period in 2009.
In connection with the acquisition in March 2010 of the remaining 50% equity interest of a joint venture that marketed the Vans® brand in Mexico (“Vans Mexico”), VF recognized a gain of $5.7 million in March 2010 from remeasuring its previous 50% investment in the joint venture to fair value. This gain was included in Miscellaneous, Net in the Consolidated Statements of Income.
The effective income tax rate was 23.9% for the first half of 2010, compared with 27.3% for the first half of 2009. The lower rate in 2010 was due to a higher percentage of income in lower tax jurisdictions outside the United States and a $13.0 million tax benefit related to refund claims in a foreign jurisdiction recognized during the first six months of 2010. We expect the 2010 annual effective tax rate to be 25.5%. The effective tax rate for the full year 2009 was 30.0%, which included a 3.7% unfavorable impact from a nondeductible goodwill impairment charge.
Net Income Attributable to VF Corporation for the second quarter of 2010 increased to $110.8 million ($1.00 per share), compared with $75.5 million ($0.68 per share) in the 2009 quarter. Net Income Attributable to VF Corporation for the first six months of 2010 increased to $274.4 million ($2.47 per share), compared with $176.5 million ($1.59 per share) in the first half of 2009. The increases resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below. The second quarter and first half of 2010 also benefited by $0.05 and $0.10 per share, respectively, due to lower pension expense as discussed above. In addition, the first half of 2010 benefited by $0.11 per share due to a tax refund claim in the first quarter of 2010 mentioned above and $0.06 per share from the impact of translating foreign currencies into a weaker U.S. dollar. These increases were partially offset by $0.09 per share in restructuring expenses in the first quarter of 2010 related primarily to actions taken to reduce product costs.
     Information by Business Segment
VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments.
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
The following tables present a summary of the changes in our Total Revenues by coalition for the second quarter and first six months of 2010 from the comparable periods in 2009:

	Second Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Total revenues — 2009 period	$524	$545	$195	$104	$90	$28
Impact of foreign currency translation	(9)	1	1	—	(2)	—
Organic growth	61	10	15	5	18	—
Acquisition in current year	8	—	—	—	—	—

Total revenues — 2010 period	$584	$556	$211	$109	$106	$28

	Six Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Total revenues — 2009 period	$1,142	$1,213	$422	$208	$179	$47
Impact of foreign currency translation	12	15	3	—	(1)	—
Organic growth	99	(50)	8	3	19	2
Acquisition in prior year (to anniversary date)	—	—	—	—	13	—
Acquisition in current year	10	—	—	—	—	—

Total revenues — 2010 period	$1,263	$1,178	$433	$211	$210	$49

The following tables present a summary of the changes in our Coalition Profit by coalition for the second quarter and first six months of 2010 from the comparable periods in 2009:

	Second Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition profit — 2009 period	$60	$67	$19	$7	$8	$2
Impact of foreign currency translation	(2)	2	—	—	—	—
Operations	24	25	7	3	—	(2)

Coalition profit — 2010 period	$82	$94	$26	$10	$8	$—

	Six Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition profit — 2009 period	$149	$157	$42	$11	$23	$—
Impact of foreign currency translation	3	4	1	—	—	—
Operations	62	40	6	6	(6)	(1)

Coalition profit — 2010 period	$214	$201	$49	$17	$17	$(1)

The following sections discuss changes in revenues and profitability by coalition.
     Outdoor & Action Sports:

	Second Quarter		Percent	Six Months		Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Coalition revenues	$584.4	$523.5	11.6%	$1,263.0	$1,141.8	10.6%
Coalition profit	81.5	60.4	35.0%	214.2	149.0	43.8%
Operating margin	13.9%	11.5%		17.0%	13.0%
Outdoor & Action Sports, our largest coalition, achieved record second quarter revenues in 2010. Revenues at this Coalition included growth in The North Face® and Vans® brands of 12% and 24%, respectively, over the prior year quarter. Both brands experienced growth in domestic and international markets. Direct-to-consumer revenues for our Outdoor & Action Sports businesses rose 13% in the quarter, with double-digit growth in our The North Face®, Vans® and lucy® brand retail businesses. We continued to open new retail stores and expand our e-commerce business within this Coalition in the second quarter of 2010. Coalition Revenues in Asia increased 27% in the 2010 quarter over the prior year period.
The increase in revenues in our Outdoor & Action Sports businesses in the first six months of 2010 over the prior year period was also driven by the performance of our The North Face® and Vans® brands, whose global revenues increased by 10% and 22%, respectively. In addition, the Coalition’s direct-to-consumer revenues increased 21%, and Asia grew 27% in the first six months of 2010 over the first half of 2009.
Operating margins increased in both 2010 periods, despite increases of approximately 20% in marketing spending and other brand-building investments that negatively impacted operating margin comparisons by 0.4% in the 2010 quarter and 0.5% in the first six months of 2010. The increase in the operating margin percentage in both periods was driven by improved gross margin percentages resulting from improved retail performance and lower levels of and improved profitability on the disposal of excess inventories. The operating margin percentage in the first six months of 2010 also benefited from a $5.7 million gain recognized in connection with the acquisition of Vans Mexico in the first quarter.
     Jeanswear:

	Second Quarter		Percent	Six Months		Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Coalition revenues	$556.0	$545.4	1.9%	$1,178.1	$1,212.8	(2.9)%
Coalition profit	94.4	67.3	40.3%	201.2	157.0	28.2%
Operating margin	17.0%	12.3%		17.1%	12.9%
The increase in Coalition Revenues in the second quarter of 2010 was driven by 5% revenue growth in our domestic jeanswear businesses. The domestic mass market business grew 6% due to the continued strength in our core Wrangler® and Riders® businesses. Revenues of our Lee® brand in the U.S. rose 2% in the 2010 quarter, and revenues in our western specialty business increased 5%. International jeanswear revenues declined 5% due primarily to the 2009 exit of our mass market business in Europe, while our jeanswear businesses in Mexico, South America and Canada each achieved double-digit growth.

The decline in our Jeanswear Coalition Revenues in the first half of 2010 was driven primarily by declines in our European jeanswear businesses, including the exit of our mass market business. Domestic revenues were relatively flat in comparison with the first six months of 2009.
The improvement in operating margin in the second quarter and first six months of 2010 resulted from (i) lower product costs, particularly in our U.S. jeanswear businesses, (ii) lower levels of and improved profitability on the disposal of excess inventories and (iii) the 2009 exit of the European mass market business, which had operating margins that were well below the Coalition average.
     Imagewear:

	Second Quarter		Percent	Six Months		Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Coalition revenues	$211.2	$195.3	8.2%	$432.5	$422.0	2.5%
Coalition profit	26.0	19.1	36.3%	48.8	42.0	16.4%
Operating margin	12.3%	9.8%		11.3%	9.9%
Following flat comparisons in the first quarter of 2010, revenues and profitability increased in the second quarter of 2010 in both our Image division (occupational apparel and uniforms) and the Licensed Sports division (owned and licensed high profile sports and lifestyle apparel). Approximately one-half of the increase in operating margin in the second quarter of 2010 over the prior year period was due to higher gross margins, resulting primarily from an improved mix of business. The remainder of the increase was driven by improved leverage of operating expenses on a higher level of revenues. Our competitive advantage from our quick response and replenishment capabilities benefited both businesses as demand improved in the period.
     Sportswear:

	Second Quarter		Percent	Six Months		Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Coalition revenues	$109.1	$104.3	4.6%	$211.3	$207.9	1.6%
Coalition profit	9.7	6.9	40.8%	16.9	11.4	48.0%
Operating margin	8.9%	6.6%		8.0%	5.5%
Revenues in our Sportswear Coalition, which is composed of our Nautica® brand and Kipling® brand in North America, resumed growth in the second quarter of 2010 compared with the 2009 quarter. Nautica® revenues increased 4%, led by double-digit growth in the brand’s wholesale business with department stores. Kipling® brand revenues in the United States increased 17% in the quarter, reflecting the successful launch of a new program that is exclusive to Macy’s.
The operating margin improvement in the second quarter and first half of 2010 was driven by higher gross margins in our Nautica® business resulting from lower markdown rates in the department store channel and lower levels of and improved profitability on the disposal of excess inventories.

     Contemporary Brands:

	Second Quarter		Percent	Six Months		Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Coalition revenues	$106.1	$89.7	18.3%	$210.2	$179.3	17.2%
Coalition profit	8.5	7.6	12.0%	16.9	23.0	(26.3)%
Operating margin	8.0%	8.4%		8.1%	12.8%
The Contemporary Brands Coalition consists of our 7 For All Mankind®, John Varvatos®, Splendid® and Ella Moss® brands, each of which had double-digit revenue growth in the 2010 quarter compared with the 2009 quarter. However, we have seen some recent softening in the premium denim category, which may continue into the second half of 2010. The completion of the acquisition of the Splendid® and Ella Moss® brands in March 2009 contributed an incremental $18 million in revenues in the first half of 2010 compared with the first half of 2009.
The decline in operating margin in the second quarter and first six months of 2010, compared with the prior year periods, was driven by higher marketing spending and investments in new 7 For All Mankind® retail stores. The operating margin comparison in the first half of 2010 was also negatively impacted by 2.2% due to the favorable resolution of a value-added tax and duty matter during the first half of 2009 that did not repeat in the first half of 2010.
     Other:

	Second Quarter		Percent		Six Months		Percent
Dollars in millions	2010	2009	Change		2010	2009	Change
Revenues	$27.3	$27.4	(0.5)%		$48.9	$47.4	3.3%
Profit (loss)	—	1.4	(100.0+	)%	(1.2)	(0.6)	(96.3)%
Operating margin	—	5.1%			(2.5)%	(1.3)%
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

	Second Quarter		Percent	Six Months		Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Corporate & Other Expenses	$(49)	$(42)	(16.7)%	$(96)	$(98)	2.1%
Interest, Net	(20)	(21)	5.9%	(40)	(43)	5.9%
Corporate and Other Expenses consist of corporate headquarters’ costs that are not allocated to the coalitions and other expenses related to but not allocated to the coalitions for internal management reporting. These expenses include the defined benefit pension plan costs other than service cost, development costs for management information systems, costs of maintaining and enforcing some of our trademarks and miscellaneous consolidating adjustments.
Analysis of Financial Condition
     Balance Sheets
Accounts Receivable at June 2010 were 17% lower than the June 2009 balance due to (i) the sale of selected accounts receivable discussed in the “Liquidity and Cash Flows” section below and in Note D to the Consolidated Financial Statements, (ii) an improvement in days’ sales outstanding and (iii) the impact of a stronger U.S. dollar in translating balances of international businesses. These reductions were partially offset by an increase in accounts receivable resulting from higher wholesale revenues near the end of the second quarter of 2010. Accounts Receivable at June 2010 were lower than the December 2009 balance due to an increase in accounts receivable balances sold under the sale agreement and the impact of a stronger U.S. dollar in translating balances of international businesses.
Inventories at June 2010 declined 10% compared with the June 2009 balance, reflecting our continued focus on inventory reduction while maintaining a high level of customer service. Inventory levels at the end of June 2010 are higher than at the end of December 2009 due to the higher seasonal requirements of our businesses.
Other Current Assets at June 2010 declined from June 2009 due to lower deferred income taxes, driven primarily by reduced restructuring accruals, and a reduction in prepaid income taxes. These declines were partially offset by an increase in unrealized gains on foreign currency hedging contracts. The increase in Other Current Assets at June 2010 from December 2009 was primarily driven by an increase in unrealized gains on foreign currency hedging contracts.
Property, Plant and Equipment was lower at June 2010 than at December 2009 and June 2009, resulting from depreciation expense in excess of capital spending during those periods.
Total Intangible Assets and Goodwill at June 2010 were lower than at June 2009 due to (i) impairment charges taken in the fourth quarter of 2009, (ii) the impact of foreign currency translation and (iii) amortization of intangible assets. Total Intangible Assets and Goodwill at June 2010 were lower than December 2009 due to the impact of foreign currency translation and amortization.
Other Assets at June 2010 declined from June 2009 primarily due to lower deferred income taxes, partially offset by an increase in the value of investment securities held for VF’s deferred compensation plans.
Short-term Borrowings at June 2010 consisted of $42.0 million under various international borrowing agreements. Short-term Borrowings at June 2009 included $300.0 million of domestic commercial paper borrowings and $55.1 million under various international borrowing agreements. Short-term borrowings fluctuate throughout the year in relation to working capital requirements and other investing and financing activities. Short-term Borrowings were lower at June 2010 compared with the June 2009 balance, driven by reduced borrowing needs due to the high cash balances and high cash generation in the first six months of 2010. See the “Liquidity and Cash Flows” section below for a discussion of these items.
Total balances of Long-term Debt at June 2010, December 2009 and June 2009 were comparable. At June 2010 and December 2009, $200.0 million of notes, due October 1, 2010, were classified as Current Portion of Long-term Debt.
Accounts Payable at June 2010 increased from December 2009 and June 2009 due to the timing of inventory purchases and payments.
Other Liabilities at June 2010 and December 2009 declined from June 2009 due to lower pension liabilities, partially offset by higher deferred compensation liabilities. The lower pension liabilities at June 2010 and December 2009 resulted from an improvement in the funded status of our defined benefit pension plans, primarily due to our contribution of $200.0 million to the domestic qualified pension plan during the second half of 2009.
     Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	June	December	June
Dollars in millions	2010	2009	2009
Working capital	$1,476.6	$1,536.8	$1,565.1

Current ratio	2.3 to 1	2.4 to 1	2.3 to 1

Debt to total capital ratio	24.5%	23.7%	29.1%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 15.0% at June 2010.
On an annual basis, VF’s primary source of liquidity is its cash flow from operations. Cash from operations is primarily dependent on the level of net income and changes in investments in inventories and other working capital components. Our cash flow from operations is typically lower in the first half of the year as we build working capital to service our operations in the second half of the year. Further, cash from operations is highest in the fourth quarter of the year as we collect accounts receivable arising from our seasonally higher wholesale sales in the third quarter. In addition, cash flows from our direct-to-consumer businesses are significantly higher in the second half of the year.
For the six months through June 2010, cash flow from operations was $308.5 million, compared with $84.7 million of cash flow from operations in the comparable 2009 period. Operating cash flow in the first six months of 2010 improved by (i) a $99.5 million increase in Net Income, (ii) $120.4 million resulting from changes in accounts payable balances related to the timing of payments and inventory purchases and an unusually large accounts payable balance at the end of 2008 and (iii) the sale of accounts receivable as discussed in the following paragraph. These sources of additional operating cash flow in the first six months of 2010 were partially offset by changes in inventory balances, which resulted in usage of operating cash flow of an additional $101.2 million in the first six months of 2010 compared with the first six months of 2009. The increases in these inventory balances reflected a greater benefit of inventory reduction efforts in the first half of 2009 compared with the current year period. Inventory levels rise in the first half of the year due to higher seasonal requirements of our businesses.
During September 2009, VF entered into an agreement to sell selected trade accounts receivable, on a nonrecourse basis, to a financial institution. This revolving agreement allows VF to have up to $192.5 million of accounts receivable held by the financial institution at any point in time. At the end of June 2010 and December 2009, accounts receivable in the Consolidated Balance Sheets had been reduced by $112.3 million and $74.2 million, respectively, related to balances sold under this program. This resulted in an increase of $38.1 million in operating cash flow in the first six months of 2010.
We rely on our cash flow from operations to finance our ongoing operations. In addition, VF has liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of June 2010, $983.3 million was available for borrowing under VF’s $1.0 billion senior unsecured domestic revolving bank credit facility. There was $16.7 million of standby letters of credit issued under this agreement. We have not drawn down any funds under these facilities during 2010. Also at the end of June 2010, €250 million (U.S. dollar equivalent of $313.6 million) was available for borrowing under VF’s senior unsecured international revolving bank credit facility.
Investing activities included the Vans Mexico acquisition in the first six months of 2010 and the acquisition of the Splendid® and Ella Moss® brands in the prior year period. We expect that capital spending, primarily related to the opening of new retail stores, could reach $110 million for the full year 2010. This spending will be funded by operating cash flows.
During the first six months of 2010, VF repurchased 4.0 million of its own shares at a cost of $317.9 million. No shares were repurchased during the first six months of 2009. The VF Board of Directors authorized the repurchase of 10.0 million additional shares in February 2010. At June 2010, there are 7.6 million shares remaining against the 10.0 million share authorization. We will continue to evaluate future share repurchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.
Management’s Discussion and Analysis in our 2009 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2009 that would require the use of funds. Since the filing of our 2009 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations and commercial commitments that will require the use of funds:
•	Binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $220 million at the end of June 2010 due to the seasonality of our businesses.
Management believes that VF’s cash balances and funds provided by operating activities, as well as unused bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise.
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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include the overall level of consumer spending on apparel; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; fluctuations in the price, availability and quality of raw materials and contracted products; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s ability to successfully identify, integrate and grow acquisitions; VF’s ability to maintain the strength and security of its information technology systems; the stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to deliver its products to the market through its distribution system; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
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

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Fiscal Period	Purchased	per Share	Programs	Program
April 4 — May 1, 2010	252,546	$83.13	252,546	9,891,865
May 2 — May 29, 2010	1,317,454	81.85	1,317,454	8,574,411
May 30 — July 3, 2010	934,736	76.05	934,736	7,639,675

Total	2,504,736		2,504,736

(1)	During the quarter, 2,473,144 shares of Common Stock were purchased under open market transactions. In addition, VF purchased 31,592 shares of Common Stock in connection with VF’s deferred compensation plans. We will continue to evaluate future share purchases — considerations will include funding required for business acquisitions, our Common Stock price and levels of stock option exercises.
Item 6 — Exhibits

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: August 11, 2010

By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)