Form 10-Q
period 2010-10-02
V F CORP
filed 2010-11-10
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On October 30, 2010, there were 108,463,972 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Page No.
Part I — Financial Information

Item 1 – Financial Statements (Unaudited)

Consolidated Balance Sheets: September 2010, December 2009 and September 2009	3

Consolidated Statements of Income: Three and nine months ended September 2010 and September 2009	4

Consolidated Statements of Comprehensive Income: Three and nine months ended September 2010 and September 2009	5

Consolidated Statements of Cash Flows: Nine months ended September 2010 and September 2009	6

Consolidated Statements of Stockholders’ Equity: Nine months ended September 2010 and year ended December 2009	7

Notes to Consolidated Financial Statements	8

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	30

Item 4 – Controls and Procedures	30

Part II — Other Information

Item 1A – Risk Factors	30

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6 – Exhibits	31

Signatures	32
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September	December	September
	2010	2009	2009
ASSETS

Current Assets
Cash and equivalents	$402,863	$731,549	$379,148
Accounts receivable, less allowance for doubtful accounts of: Sept. 2010 - $60,608; Dec. 2009 - $60,380; Sept. 2009 - $61,930	1,098,858	776,140	1,102,878

Inventories:
Finished products	994,076	772,458	976,175
Work in process	77,920	70,507	71,778
Materials and supplies	139,311	115,674	123,198

	1,211,307	958,639	1,171,151

Other current assets	161,345	163,028	275,556

Total current assets	2,874,373	2,629,356	2,928,733

Property, Plant and Equipment	1,639,271	1,601,608	1,586,713
Less accumulated depreciation	1,041,097	987,430	956,633

	598,174	614,178	630,080

Intangible Assets	1,515,261	1,535,121	1,566,640

Goodwill	1,370,262	1,367,680	1,472,150

Other Assets	321,623	324,322	308,563

	$6,679,693	$6,470,657	$6,906,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$49,022	$45,453	$252,175
Current portion of long-term debt	2,751	203,179	203,147
Accounts payable	482,082	373,186	362,010
Accrued liabilities	613,104	470,765	537,725

Total current liabilities	1,146,959	1,092,583	1,355,057

Long-term Debt	936,511	938,494	939,143

Other Liabilities	657,914	626,295	754,398

Commitments and Contingencies

Stockholders’ Equity
Common stock, stated value $1; shares authorized, 300,000,000; shares outstanding: Sept. 2010 - 108,144,163; Dec. 2009 - 110,285,132; Sept. 2009 - 110,813,811	108,144	110,285	110,814
Additional paid-in capital	2,002,160	1,864,499	1,842,147
Accumulated other comprehensive income (loss)	(229,199)	(209,742)	(201,708)
Retained earnings	2,057,965	2,050,109	2,105,758
Noncontrolling interests in subsidiaries	(761)	(1,866)	557

Total stockholders’ equity	3,938,309	3,813,285	3,857,568

	$6,679,693	$6,470,657	$6,906,166

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2010	2009	2010	2009
Net Sales	$2,213,151	$2,075,510	$5,520,184	$5,249,619
Royalty Income	19,216	18,296	56,166	55,298

Total Revenues	2,232,367	2,093,806	5,576,350	5,304,917

Costs and Operating Expenses
Cost of goods sold	1,195,379	1,165,843	2,970,084	2,996,176
Marketing, administrative and general expenses	682,443	610,072	1,858,937	1,709,664

	1,877,822	1,775,915	4,829,021	4,705,840

Operating Income	354,545	317,891	747,329	599,077

Other Income (Expense)
Interest income	610	420	1,600	1,750
Interest expense	(20,557)	(21,325)	(61,550)	(65,159)
Miscellaneous, net	599	505	8,945	3,148

	(19,348)	(20,400)	(51,005)	(60,261)

Income Before Income Taxes	335,197	297,491	696,324	538,816

Income Taxes	91,943	79,430	178,121	145,343

Net Income	243,254	218,061	518,203	393,473

Net (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries	(467)	(141)	(1,065)	913

Net Income Attributable to VF Corporation	$242,787	$217,920	$517,138	$394,386

Earnings Per Common Share Attributable to VF Corporation Common Stockholders
Basic	$2.25	$1.97	$4.74	$3.57
Diluted	2.22	1.94	4.68	3.54

Weighted Average Shares Outstanding
Basic	107,881	110,881	109,093	110,372
Diluted	109,190	112,145	110,492	111,471

Cash Dividends Per Common Share	$0.60	$0.59	$1.80	$1.77
See notes to consolidated financial statements.

VF Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
In thousands

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
Net Income	$243,254	$218,061	$518,203	$393,473

Other Comprehensive Income (Loss):
Foreign currency translation
Gains (losses) arising during the period	124,889	53,334	(54,361)	68,598
Less income tax effect	(19,473)	(10,452)	12,016	(15,818)
Defined benefit pension plans
Amortization of net deferred actuarial loss	11,381	15,131	34,132	45,393
Amortization of prior service cost	987	1,067	2,961	3,201
Less income tax effect	(5,387)	(6,242)	(14,011)	(18,724)
Derivative financial instruments
Gains (losses) arising during the period	(36,261)	(13,583)	254	(14,859)
Less income tax effect	13,969	5,233	(99)	5,725
Reclassification to net income for (gains) losses realized	(8,241)	4,997	(518)	(850)
Less income tax effect	3,176	(1,924)	200	327
Marketable securities
Gains (losses) arising during the period	—	478	(408)	1,710
Less income tax effect	417	—	417	—

Other comprehensive income (loss)	85,457	48,039	(19,417)	74,703

Comprehensive Income	328,711	266,100	498,786	468,176

Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(330)	(216)	(1,105)	796

Comprehensive Income Attributable to VF Corporation	$328,381	$265,884	$497,681	$468,972

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September
	2010	2009
Operating Activities
Net income	$518,203	$393,473
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	81,618	78,616
Amortization of intangible assets	29,621	29,953
Other amortization	12,141	12,346
Stock-based compensation	47,591	26,998
Pension funding less (greater) than expense	39,637	(35,420)
Other, net	54,647	80,601
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(332,006)	(237,209)
Inventories	(249,593)	(1,945)
Other current assets	(6,584)	(1,635)
Accounts payable	110,382	(79,225)
Accrued compensation	24,675	17,128
Accrued income taxes	(1,890)	3,598
Accrued liabilities	116,654	3,594
Other assets and liabilities	3,528	(26,999)

Cash provided by operating activities	448,624	263,874

Investing Activities
Capital expenditures	(73,592)	(57,746)
Business acquisitions, net of cash acquired	(38,446)	(207,219)
Software purchases	(5,825)	(9,349)
Other, net	(6,842)	4,175

Cash used by investing activities	(124,705)	(270,139)

Financing Activities
Increase in short-term borrowings	1,794	196,799
Payments on long-term debt	(202,384)	(2,582)
Purchase of Common Stock	(322,206)	(52,988)
Cash dividends paid	(195,999)	(195,550)
Proceeds from issuance of Common Stock, net	80,680	47,418
Tax benefits of stock option exercises	3,280	4,648

Cash used by financing activities	(634,835)	(2,255)

Effect of Foreign Currency Rate Changes on Cash	(17,770)	5,824

Net Change in Cash and Equivalents	(328,686)	(2,696)

Cash and Equivalents — Beginning of Year	731,549	381,844

Cash and Equivalents — End of Period	$402,863	$379,148

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests
Balance, December 2008	$109,848	$1,749,464	$(276,294)	$1,972,874	$1,353
Net income (loss)	—	—	—	461,271	(2,813)
Common Stock dividends	—	—	—	(261,682)	—
Purchase of treasury stock	(1,560)	—	—	(110,415)	—
Stock compensation plans, net	1,977	115,035	—	(12,732)	—
Common Stock held in trust for deferred compensation plans, net	20	—	—	793	—
Distributions to noncontrolling interests	—	—	—	—	(480)
Foreign currency translation	—	—	37,468	—	74
Defined benefit pension plans	—	—	25,021	—	—
Derivative financial instruments	—	—	510	—	—
Marketable securities	—	—	3,553	—	—

Balance, December 2009	110,285	1,864,499	(209,742)	2,050,109	(1,866)
Net income	—	—	—	517,138	1,065
Common Stock dividends	—	—	—	(195,999)	—
Purchase of treasury stock	(4,060)	—	—	(318,147)	—
Stock compensation plans, net	1,812	137,661	—	(3,240)	—
Common Stock held in trust for deferred compensation plans, net	107	—	—	8,103	—
Foreign currency translation	—	—	(42,385)	—	40
Defined benefit pension plans	—	—	23,082	—	—
Derivative financial instruments	—	—	(163)	—	—
Marketable securities	—	—	9	—	—

Balance, September 2010	$108,144	$2,002,160	$(229,199)	$2,057,964	$(761)

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A – Basis of Presentation
VF Corporation (and its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended September 2010, December 2009 and September 2009 relate to the fiscal periods ended on October 2, 2010, January 2, 2010 and October 3, 2009, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2009 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended September 2010 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 1, 2011. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2009 (“2009 Form 10-K”).
Certain prior year amounts, none of which are material, have been reclassified to conform with the 2010 presentation.
Note B – Changes in Accounting Policies
During the first quarter of 2010, VF adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) related to transfers of financial assets. This guidance modifies the requirements for derecognizing financial assets from a balance sheet and requires additional disclosures about transfers of financial assets and any continuing involvement by the transferor. The new guidance did not have any impact on our operating results, financial condition or disclosures.
Also during the first quarter of 2010, VF adopted new accounting guidance for disclosures of fair value measurements. This guidance requires disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about activity within Level 3 of the fair value hierarchy. The guidance also expands disclosures related to fair values of assets and liabilities and valuation techniques used to measure fair value. Additional disclosures have been provided as appropriate.
Note C – Acquisition
On March 10, 2010, VF completed the acquisition of its former 50%-owned joint venture that markets Vans® branded products in the wholesale channel in Mexico. As part of this transaction, VF also acquired the Vans® retail stores that had been operated by our joint venture partner (together with the wholesale business, “Vans Mexico”). The purchase price of these businesses was $31.0 million. The carrying value of our initial 50% investment, recorded in Other Assets, was $7.9 million at the acquisition date, which included our equity in the net income of the joint venture recognized through the acquisition date. VF recognized a $5.7 million gain in Miscellaneous Income in the first quarter of 2010 from remeasuring its original 50% investment in the joint venture to fair value. Revenues and pretax earnings recognized in VF’s operating results for the third quarter of 2010 were $9.8 million and $2.1 million, respectively, and for the year-to-date period since the acquisition date were $20.0 million and $4.1 million (excluding the $5.7 million gain), respectively. Acquisition expenses included in VF’s results of operations were not significant. Vans Mexico is reported as part of the Outdoor & Action Sports Coalition.
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
Note D – Sale of Accounts Receivable
In September 2009, VF entered into an agreement to sell selected trade accounts receivable, on a nonrecourse basis, to a financial institution. This agreement allows VF to have up to $192.5 million of accounts receivable held by the financial institution at any point in time. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the end of September 2010, December 2009 and September 2009, accounts receivable in the Consolidated Balance Sheets had been reduced by $118.5 million, $74.2 million and $57.6 million, respectively, related to balances sold under this program. During the first nine months of 2010, VF sold $750.9 million of accounts receivable at their stated amounts, less a funding fee of $1.3 million, which was recorded in Miscellaneous Expense. Net proceeds of this program are recognized as part of the change in accounts receivable in cash provided by operating activities in the Consolidated Statements of Cash Flows.
Note E – Intangible Assets

		September 2010			December 2009
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
Dollars in thousands	Life *	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
Customer relationships	19 years	$447,392	$101,704	$345,688	$361,039
License agreements	24 years	179,773	49,564	130,209	137,447
Trademarks and other	7 years	15,097	10,001	5,096	6,615

Amortizable intangible assets, net				480,993	505,101

Indefinite-lived intangible assets:
Trademarks				1,034,268	1,030,020

Intangible assets, net				$1,515,261	$1,535,121

*	Amortization of customer relationships – accelerated methods; license agreements – accelerated and straight-line methods; trademarks and other – accelerated and straight-line methods.
Amortization of intangible assets for the third quarter and first nine months of 2010 was $9.8 million and $29.7 million, respectively, and is expected to be $39.3 million for the year 2010. Estimated amortization expense for the years 2011 through 2014 is $37.4 million, $34.7 million, $33.1 million and $32.1 million, respectively.

Note F – Goodwill

	Outdoor &				Contemporary
In thousands	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
Balance, December 2009	$535,535	$238,930	$56,703	$157,314	$379,198	$1,367,680
Reclassification of lucy business unit	39,344	—	—	—	(39,344)	—
2010 acquisition	16,938	—	—	—	—	16,938
Adjustment to contingent consideration	(78)	—	—	—	—	(78)
Currency translation	(10,548)	(1,406)	—	—	(2,324)	(14,278)

Balance, September 2010	$581,191	$237,524	$56,703	$157,314	$337,530	$1,370,262

Balances at December 2009 are net of impairment charges recorded during 2009, as follows: Outdoor & Action Sports – $31.1 million, Sportswear – $58.5 million and Contemporary Brands – $12.3 million.
Note G – Pension Plans
VF’s pension cost was composed of the following components:

	Three Months		Nine Months
	Ended September		Ended September
In thousands	2010	2009	2010	2009
Service cost – benefits earned during the year	$4,076	$3,726	$12,236	$11,178
Interest cost on projected benefit obligations	19,116	17,950	57,340	53,850
Expected return on plan assets	(19,183)	(13,379)	(57,538)	(40,137)
Amortization of:
Net deferred actuarial loss	11,381	15,131	34,132	45,393
Prior service cost	987	1,067	2,961	3,201

Net periodic pension cost	$16,377	$24,495	$49,131	$73,485

During the first nine months of 2010, VF made contributions totaling $10.7 million to its defined benefit pension plans. VF currently anticipates making additional contributions totaling $1.1 million during the remainder of 2010. In addition, although not required under applicable regulations, VF is evaluating additional contributions of up to $100 million to its domestic pension plan during the remainder of the year.
Note H – Business Segment Information
VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months		Nine Months
	Ended September		Ended September
In thousands	2010	2009	2010	2009
Coalition revenues:
Outdoor & Action Sports	$1,045,111	$916,409	$2,308,120	$2,058,228
Jeanswear	671,023	664,801	1,849,104	1,877,605
Imagewear	243,075	221,246	675,598	643,203
Sportswear	129,011	149,050	340,262	356,935
Contemporary Brands	113,303	112,225	323,475	291,478
Other	30,844	30,075	79,791	77,468

Total coalition revenues	$2,232,367	$2,093,806	$5,576,350	$5,304,917

Coalition profit:
Outdoor & Action Sports	$247,768	$204,450	$461,995	$353,431
Jeanswear	118,155	111,283	319,372	268,244
Imagewear	32,719	19,521	81,551	61,476
Sportswear	13,789	23,576	30,697	35,003
Contemporary Brands	5,198	12,255	22,122	35,232
Other	170	912	(1,065)	283

Total coalition profit	417,799	371,997	914,672	753,669

Corporate and other expenses	(62,655)	(53,601)	(158,398)	(151,444)
Interest, net	(19,947)	(20,905)	(59,950)	(63,409)

Income before income taxes	$335,197	$297,491	$696,324	$538,816

Operating results of the lucy business unit for 2009 have been reclassified from the Contemporary Brands Coalition to the Outdoor & Action Sports Coalition consistent with the change in internal management reporting beginning in 2010.
Note I — Capital and Accumulated Other Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury and, in substance, retired. There were 17,910,533 treasury shares at September 2010, 13,943,457 at December 2009 and 13,162,657 at September 2009. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 246,410 shares of VF Common Stock at September 2010, 241,446 shares at December 2009 and 256,221 shares at September 2009 were held in connection with deferred compensation plans. These shares, having a cost of $10.6 million, $11.0 million and $11.5 million at each of the respective dates, are treated as treasury shares for financial reporting purposes.
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

	September	December	September
In thousands	2010	2009	2009
Foreign currency translation	$17,286	$59,671	$74,866
Defined benefit pension plans	(242,888)	(265,970)	(261,121)
Derivative financial instruments	(6,343)	(6,180)	(16,347)
Marketable securities	2,746	2,737	894

Accumulated other comprehensive income (loss)	$(229,199)	$(209,742)	$(201,708)

Note J – Stock-based Compensation
During the first nine months of 2010, VF granted options for 1,312,072 shares of Common Stock at a weighted average exercise price of $74.98, equal to the market value of VF Common Stock on the option grant dates. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model, with the following assumptions: expected volatility ranging from 24% to 39%, with a weighted average of 35%; expected term of 5.5 to 7.6 years; expected dividend yield of 3.7%; and a risk-free interest rate ranging from 0.2% at six months to 3.7% at 10 years. The resulting weighted average fair value of these options at their grant dates was $18.46 per option.
Also during the first nine months of 2010, VF granted 324,302 performance-based restricted stock units that entitle the recipients to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares that will be earned, if any, will be based on VF’s performance over that period. The weighted average fair value of the restricted stock units at the respective grant dates was $72.10 per unit. VF also granted 70,000 shares of restricted VF Common Stock with a weighted average fair value at the grant dates of $82.80 per share and 37,000 restricted stock units with a fair value at the grant date of $87.05 per share. These shares and units will vest in 2014, assuming continuation of employment by the grantees through the vesting dates.
Note K – Income Taxes
The effective income tax rate was 25.6% for the first nine months of 2010, compared with 27.0% in the comparable period of 2009. The lower rate in 2010 was due to a higher percentage of income in lower tax jurisdictions outside the United States and a $13.0 million tax benefit related to refund claims in a foreign jurisdiction. The effective tax rate for the full year 2009 was 30.0%, which included a 3.7% unfavorable impact from nondeductible goodwill impairment charges.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous states and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) completed its examination of tax years 2004, 2005 and 2006, and VF has appealed the results of this examination to the IRS Appeals office. During the third quarter of 2010, the IRS commenced its examination of tax years 2007 and 2008. Tax years 2003 to 2008 are under examination by the State of Alabama, and tax years 2006 and 2007 are under examination by the State of California. VF is also currently subject to examination by various other taxing authorities. Management believes that some of these audits and negotiations will conclude during the next 12 months.
The amount of unrecognized tax benefits increased by $8.7 million during the first nine months of 2010 primarily due to an $8.3 million increase during the first quarter of 2010 related to positions taken in prior periods. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $29.1 million, of which $28.1 million would reduce income tax expense, due to the completion of audits and other settlements with tax authorities and the expiration of statutes of limitations. In addition, VF is pursuing potential refund claims in various tax jurisdictions that could reduce income tax expense in a future period.
Note L – Earnings Per Share

	Three Months		Nine Months
	Ended September		Ended September
In thousands, except per share amounts	2010	2009	2010	2009
Earnings per common share – basic:
Net income attributable to VF Corporation common stockholders	$242,787	$217,920	$517,138	$394,386

Weighted average Common Stock outstanding	107,881	110,881	109,093	110,372

Earnings per common share attributable to VF Corporation common stockholders	$2.25	$1.97	$4.74	$3.57

Earnings per common share – diluted:
Net income attributable to VF Corporation common stockholders	$242,787	$217,920	$517,138	$394,386

Weighted average Common Stock outstanding	107,881	110,881	109,093	110,372
Stock options and other dilutive securities	1,309	1,264	1,399	1,099

Weighted average Common Stock and dilutive securities outstanding	109,190	112,145	110,492	111,471

Earnings per common share attributable to VF Corporation common stockholders	$2.22	$1.94	$4.68	$3.54

Outstanding options to purchase 2.4 million shares and 2.5 million shares of Common Stock for the three and nine months ended September 2010, respectively, and outstanding options to purchase 2.7 million shares and 4.6 million shares for the three and nine months ended September 2009, respectively, were excluded from the computations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, performance-based restricted stock units were excluded from the computation of diluted earnings per share for the three and nine month periods ended September 2010 and 2009 because their performance factor is not known until the annual financial results are available.
Note M – Fair Value Measurements
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards distinguish between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in a three level hierarchy that prioritizes the inputs used in the valuation process. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.
•	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.
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
The following table summarizes the classes of financial assets and financial liabilities measured and recorded at fair value on a recurring basis at the dates indicated:

		Fair Value Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
In thousands	Value	(Level 1)	(Level 2)	(Level 3)
September 2010
Financial assets:
Cash equivalents:
Money market funds	$132,213	$132,213	$—	$—
Time deposits	109,682	109,682	—	—
Derivative instruments	8,527	—	8,527	—
Investment securities:
Held for deferred compensation plans	178,160	140,639	37,521	—
Other	10,073	10,073	—	—

Financial liabilities:
Derivative instruments	43,417	—	43,417	—
Deferred compensation	205,451	—	205,451	—

December 2009
Financial assets:
Cash equivalents:
Money market funds	$372,516	$372,516	$—	$—
Time deposits	81,554	81,554	—	—
Derivative instruments	8,536	—	8,536	—
Investment securities:
Held for deferred compensation plans	175,198	133,764	41,434	—
Other	7,108	7,108	—	—

Financial liabilities:
Derivative instruments	13,587	—	13,587	—
Deferred compensation	199,831	—	199,831	—
Derivative instruments represent unrealized gains or losses on foreign currency forward exchange contracts, which are the differences between (i) the functional currency value of the foreign currency to be received or paid at the contracts’ settlement date and (ii) the functional currency value to be sold or purchased at the forward exchange rate at the balance sheet dates. VF purchases investment securities that substantially mirror liabilities to participants in VF’s nonqualified deferred compensation plans. These securities, held in an irrevocable trust, consist of mutual funds (classified as Level 1) and a separately managed fixed income fund (classified as Level 2). Fair value of the separately managed fixed income fund included in investment securities is its daily net asset value. Fair value of liabilities under deferred compensation plans is the amount payable to participants, based on the fair value of participant-directed investment selections.
The carrying value of all other financial assets and financial liabilities is their cost, which may differ from fair value. At September 2010 and December 2009, the carrying value of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At September 2010 and December 2009, the carrying value of VF’s long-term debt, including the current portion, was $939.3 million and $1,141.7 million, respectively, compared with fair value of $1,036.1 million and $1,202.6 million at those dates. Fair value for long-term debt was estimated based on quoted market prices or values of comparable borrowings.
Note N — Derivative Financial Instruments and Hedging Activities
     Summary of derivative instruments — All of VF’s derivative instruments are forward exchange contracts with maturities of up to 20 months and meet the criteria for hedge accounting at the inception of the hedging relationship. However, derivative instruments that are cash flow hedges of forecasted cash receipts are dedesignated as hedges near the end of their term and, accordingly, do not qualify for hedge accounting after the date of dedesignation. Notional balances for derivative contracts outstanding at September 2010, December 2009 and September 2009 totaled $1,520 million, $857 million and $889 million, respectively, and consisted primarily of contracts hedging exposures to the euro, British pound, Mexican peso, Polish zloty and Canadian dollar. Amounts of outstanding derivatives in the following table are presented on an individual contract basis:

	Fair Value of Derivatives			Fair Value of Derivatives
	with Unrealized Gains			with Unrealized Losses
	September	December	September	September	December	September
In thousands	2010	2009	2009	2010	2009	2009
Foreign exchange contracts designated as hedging instruments	$18,738	$11,183	$6,038	$54,264	$16,769	$27,303

Foreign exchange contracts not designated as hedging instruments	1,211	560	2,309	575	25	64

Total derivatives	$19,949	$11,743	$8,347	$54,839	$16,794	$27,367

Outstanding derivatives have been aggregated by counterparty for presentation in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	September 2010	December 2009	September 2009
Other current assets	$5,465	$6,843	$6,322
Accrued current liabilities	(35,111)	(13,476)	(24,591)
Other assets (noncurrent)	3,062	1,693	232
Other liabilities (noncurrent)	(8,306)	(111)	(983)
     Fair value hedges — VF enters into derivative contracts to hedge intercompany loans between the United States and a foreign subsidiary and between two foreign subsidiaries having different functional currencies. Following is a summary of the effects of fair value hedging relationships included in VF’s Consolidated Statements of Income:

In thousands	Location
	of Gain				Location of
	(Loss) on			Hedged Items	Gain (Loss)	Gain (Loss) on
Fair Value	Derivatives	Gain (Loss) on Derivatives		in Fair Value	Recognized	Related Hedged Items
Hedging	Recognized	Recognized in Income		Hedge	on Related	Recognized in Income
Relationships	in Income	Three Months	Nine Months	Relationships	Hedged Items	Three Months	Nine Months
Periods ended September 2010
	Miscellaneous				Miscellaneous
Foreign	income			Advances —	income
exchange	(expense)	$(2,222)	$20,862	intercompany	(expense)	$1,755	$(21,246)

Periods ended September 2009
	Miscellaneous				Miscellaneous
Foreign	income			Advances —	income
exchange	(expense)	$(5,564)	$2,540	intercompany	(expense)	$5,456	$(3,343)
     Cash flow hedges — VF uses derivative contracts to hedge a portion of the exchange risk for its forecasted inventory purchases and production costs and for its forecasted cash receipts arising from sales of inventory. In addition, VF hedges the receipt in the United States of forecasted intercompany royalties from its foreign subsidiaries. As discussed in “derivative contracts not designated as hedges” below, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date. Following is a summary of the effects of cash flow hedging relationships included in VF’s Consolidated Statements of Income:
In thousands

			Location of
			Gain (Loss)	Gain (Loss) Reclassified
Cash Flow	Gain (Loss) on Derivatives		Reclassified from	from Accumulated
Hedging	Recognized in OCI		Accumulated	OCI into Income
Relationships	Three Months	Nine Months	OCI into Income	Three Months	Nine Months
Periods ended September 2010
Foreign exchange	$(36,261)	$254	Net sales	$432	$(832)
			Cost of goods sold	8,186	2,473
			Miscellaneous
			income (expense)	(406)	(1,210)
Interest rate	—	—	Interest expense	29	87

Total	$(36,261)	$254		$8,241	$518

Periods ended September 2009
Foreign exchange	$(13,583)	$(14,859)	Net sales	$2,322	$2,245
			Cost of goods sold	(6,208)	(1,215)
			Miscellaneous
			income (expense)	(1,010)	(267)
Interest rate	—	—	Interest expense	29	87

Total	$(13,583)	$(14,859)		$(4,867)	$850

Amounts recognized in earnings in the three and nine month periods ended September 2010 and September 2009 for the ineffective portion of cash flow hedging relationships were not significant.
At September 2010, Accumulated OCI included $1.7 million of net deferred pretax gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. Actual amounts to be reclassified to earnings will depend on exchange rates when currently outstanding derivative contracts are settled. In addition, VF entered into an interest rate swap derivative contract in 2003 to hedge the interest rate risk for issuance of long-term debt due in 2033. The contract was terminated concurrent with the issuance of the debt, with the realized gain deferred in Accumulated OCI. The remaining pretax deferred gain of $2.7 million in Accumulated OCI at September 2010 will be reclassified into earnings over the remaining term of the debt.
     Net investment hedges — In limited instances, VF also hedges the risk of variability of its investment in foreign subsidiaries. Changes in the fair value of derivatives designated as net investment hedges, except for any ineffective portion, are reported as a component of OCI and deferred in Accumulated OCI, along with the foreign currency translation adjustments on that investment. Upon settlement of net investment hedges, cash flows are classified in investing activities in the Consolidated Statements of Cash Flows. No amounts were recognized in earnings for the ineffective portion of net investment hedges. Following is a summary of the effects on net investment hedging relationships included in VF’s Consolidated Statements of Income:
In thousands

			Location of
Net			Gain (Loss)	Gain (Loss) Reclassified
Investment	Gain (Loss) on Derivatives		Reclassified from	from Accumulated
Hedging	Recognized in OCI		Accumulated	OCI into Income
Relationships	Three Months	Nine Months	OCI into Income	Three Months	Nine Months
Periods ended September 2010
Foreign exchange	$(87)	$(87)	Miscellaneous income (expense) *	$—	$—

Total	$(87)	$(87)		$—	$—

*	To be recognized as a gain (loss) on the sale or substantial liquidation of the hedged net investment.
     Derivative contracts not designated as hedges — As noted in a preceding section, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the forecasted sale is recognized, and accordingly, hedge accounting is not applied after that date. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During the period hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized in earnings. For the three and nine months ended September 2010, VF recorded net losses of $1.1 million and $3.1 million, respectively, in Miscellaneous Income (Expense) for derivatives no longer designated as hedging instruments, effectively offsetting the net remeasurement gains on the related accounts receivable. For the three and nine months ended September 2009, VF recorded net losses of $1.4 million and $1.5 million, respectively, in Miscellaneous Income (Expense) for derivatives no longer designated as hedging instruments.
Note O — Recently Issued Accounting Standards
There is no new accounting guidance issued by the FASB but not effective until after September 2010 that is expected to have a significant effect on VF’s consolidated financial position, results of operations or disclosures.
Note P — Subsequent Event
VF’s Board of Directors declared a quarterly cash dividend of $0.63 per share, payable on December 20, 2010 to shareholders of record on December 10, 2010.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          Highlights of the Third Quarter of 2010
•	Revenues grew to a record $2,232 million, an increase of 7% over the prior year quarter, reflecting organic growth in nearly all of our business segments. The increase in revenues was led by growth in The North Face® and Vans® brands of 17% and 19%, respectively.
•	Our business in Asia continued to experience significant growth, with revenues up 37% over the prior year quarter.
•	VF’s direct-to-consumer business grew 10% over the prior year quarter, driven by both new store openings and comp store revenue growth. The direct-to-consumer businesses of The North Face®, Vans®, 7 for All Mankind® and lucy® each achieved double-digit revenue growth in the quarter.
•	Gross margin reached a third quarter record of 46.5%.
•	Marketing spending increased 35% in the quarter as we continued to invest in our high growth, highly profitable brands and initiatives.
•	Earnings per share increased by 14% to a record $2.22 from $1.94 in the prior year quarter. (All per share amounts are presented on a diluted basis.)
•	Our balance sheet remains strong with cash of $402.9 million and a debt to total capital ratio of 20.1%. We repaid $200.0 million of 8.5% long-term debt at its scheduled maturity and have over $1.3 billion of available liquidity under committed bank credit lines. There are no additional long-term debt payments due until 2017.
•	Operating cash flow was a record $448.6 million in the first nine months of 2010.
•	In October 2010, the Board of Directors raised the quarterly cash dividend by $0.03 to $0.63 per share, a 5% increase over the prior quarterly rate.
Analysis of Results of Operations
          Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from the comparable periods in 2009:

	Third Quarter	Nine Months
	2010	2010
	Compared	Compared
In millions	with 2009	with 2009
Total revenues — 2009 periods	$2,094	$5,305
Impact of foreign currency translation	(34)	(5)
Organic growth	162	243
Acquisition in prior year (to anniversary date)	—	13
Acquisition in current year	10	20

Total revenues — 2010 periods	$2,232	$5,576

Organic growth in Total Revenues was driven primarily by unit volume increases.
During the third quarter and first nine months of 2010, approximately 32% and 31%, respectively, of Total Revenues were in international markets. We translate the financial statements of our foreign businesses from their functional currencies into the U.S. dollar, VF’s reporting currency. A stronger U.S. dollar in relation to the functional currencies where VF conducts its international business (primarily Europe and its euro-based countries) negatively impacted revenue comparisons by $34 million in the third quarter of 2010 and $5 million in the first nine months of 2010, compared with the respective 2009 periods. The weighted average translation rate was $1.30 per euro for the third quarter of 2010 and $1.32 per euro for the first nine months of 2010, compared with $1.43 for the prior year quarter and $1.37 for the first nine months of 2009. If the U.S. dollar remains at the exchange rate in effect at the end of September 2010 ($1.37 per euro), reported revenues for the fourth quarter of 2010 will be negatively impacted compared with the fourth quarter of 2009.
See the “Information by Business Segment” section below for a more detailed discussion of Total Revenue changes from the prior year periods.
The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	Third Quarter		Nine Months
	2010	2009	2010	2009
Gross margin (total revenues less cost of goods sold)	46.5%	44.3%	46.7%	43.5%
Marketing, administrative and general expenses	30.6	29.1	33.3	32.2

Operating income	15.9%	15.2%	13.4%	11.3%

The gross margin percentages in the third quarter and first nine months of 2010 increased over the comparable 2009 periods by 2.2% and 3.2%, respectively. Approximately one-half of the improvement in gross margin percentage in both 2010 periods resulted from lower product costs. The primary components of the remainder of the improvement in both periods were (i) favorable change in mix of our business, including the growth of our direct-to-consumer business where gross margins are improving and exceed those in our wholesale business, (ii) lower levels of and improved profitability on the disposal of distressed inventories and (iii) favorable foreign currency transaction impact compared with the prior year periods.
The ratio of Marketing, Administrative and General Expenses as a percentage of Total Revenues increased 1.5% in the third quarter of 2010 and 1.1% in the first nine months of 2010 over the comparable prior year periods. An increase of 1.1% in the third quarter of 2010 and 0.7% in the first nine months of 2010 over the prior year periods was driven by incremental marketing spending as we continue to invest in our high growth, highly profitable brands and initiatives. The 2010 ratios also increased due to the changing mix of our business, including the growth of our direct-to-consumer business where these ratios are higher than those in our wholesale business. These increases were partially offset by lower pension expense in 2010, which reduced this ratio by 0.5% in the third quarter and 0.6% in the first nine months of 2010 compared with the prior year periods.
Interest expense decreased $0.8 million in the third quarter of 2010 and $3.6 million in the first nine months of 2010, from the comparable periods in 2009, due to lower short-term borrowings. Average interest-bearing debt outstanding totaled $1,188 million for the first nine months of 2010 and $1,410 million for the first nine months of 2009. The weighted average interest rate on total outstanding debt was 6.7% for the first nine months of 2010 and 6.0% for the comparable period in 2009. The increase in the weighted average interest rate in 2010 resulted from a reduction in commercial paper borrowings, which bear lower interest rates.

In March 2010, VF acquired the remaining 50% equity interest in a joint venture that markets Vans® branded products in Mexico (“Vans Mexico”). In connection with that acquisition, VF recognized a $5.7 million gain in Miscellaneous Income from remeasuring its previous 50% investment in the joint venture to fair value.
The effective income tax rate was 25.6% for the first nine months of 2010, compared with 27.0% for the first nine months of 2009. The lower rate in 2010 was due primarily to a higher percentage of income in lower tax jurisdictions outside the United States and a $13.0 million tax benefit related to refund claims in a foreign jurisdiction. We expect the 2010 annual effective tax rate to be approximately 25%. The effective tax rate for the full year 2009 was 30.0%, which included a 3.7% unfavorable impact from nondeductible goodwill impairment charges.
Net Income Attributable to VF Corporation for the third quarter of 2010 increased to $2.22 per share, compared with $1.94 per share in the comparable 2009 quarter. Net Income Attributable to VF Corporation for the first nine months of 2010 increased to $4.68 per share, compared with $3.54 per share in the first nine months of 2009. The increases resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below. The third quarter and first nine months of 2010 also benefited by $0.05 and $0.15 per share, respectively, from lower pension expense as discussed above. The translation of foreign currencies into a weaker U.S. dollar unfavorably impacted earnings in the third quarter of 2010 by $0.06 per share, but the impact in the first nine months of 2010 was not significant. The tax refund claims mentioned above benefited the first nine months of 2010 by $0.12 per share, partially offset by $0.09 per share in restructuring expenses related primarily to actions taken to reduce product costs.
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
The following tables present a summary of the changes in our Coalition Revenues for the third quarter and first nine months of 2010 from the comparable periods in 2009:

	Third Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition revenues — 2009 period	$916	$665	$221	$149	$112	$31
Impact of foreign currency translation	(28)	(5)	1	—	(2)	—
Organic growth	147	11	21	(20)	3	—
Acquisition in current year	10	—	—	—	—	—

Coalition revenues — 2010 period	$1,045	$671	$243	$129	$113	$31

	Nine Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition revenues — 2009 period	$2,058	$1,878	$643	$357	$291	$78
Impact of foreign currency translation	(16)	10	4	—	(3)	—
Organic growth	246	(39)	29	(17)	22	2
Acquisition in prior year (to anniversary date)	—	—	—	—	13	—
Acquisition in current year	20	—	—	—	—	—

Coalition revenues — 2010 period	$2,308	$1,849	$676	$340	$323	$80

The following tables present a summary of the changes in our Coalition Profit for the third quarter and first nine months of 2010 from the comparable periods in 2009:

	Third Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition profit — 2009 period	$204	$111	$20	$24	$12	$1
Impact of foreign currency translation	(6)	—	—	—	—	—
Operations	49	7	13	(10)	(7)	—

Coalition profit — 2010 period	$247	$118	$33	$14	$5	$1

	Nine Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition profit — 2009 period	$353	$268	$61	$35	$35	$2
Impact of foreign currency translation	(3)	5	1	—	(1)	—
Operations	112	46	20	(4)	(12)	(3)

Coalition profit — 2010 period	$462	$319	$82	$31	$22	$(1)

The following sections discuss changes in revenues and profitability by coalition.
          Outdoor & Action Sports:

	Third Quarter			Nine Months
			Percent			Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Coalition revenues	$1,045.1	$916.4	14.0%	$2,308.1	$2,058.2	12.1%
Coalition profit	247.8	204.5	21.2%	462.0	353.4	30.7%
Operating margin	23.7%	22.3%		20.0%	17.2%
Outdoor & Action Sports, our largest coalition, achieved record third quarter revenues, operating income and operating margin in 2010. The increase in revenues was driven by growth in The North Face® and Vans® brands of 17% and 19%, respectively, over the prior year quarter. These brands experienced growth in both domestic and international markets. Direct-to-consumer revenues for this Coalition rose 18% in the quarter, with double-digit growth in our The North Face®, Vans® and lucy® retail businesses as we benefited from the opening of new retail stores, growth in comp store sales and the expansion of e-commerce business. Coalition Revenues in Asia increased 38% in the third quarter of 2010 over the prior year period.
The increase in revenues in our Outdoor & Action Sports businesses in the first nine months of 2010 over the prior year period was also driven by the performance of our The North Face® and Vans® brands, whose global revenues increased 14% and 21%, respectively, over the prior year period. In addition, the Coalition’s direct-to-consumer revenues increased 20%, and revenues in Asia grew 32% in the first nine months of 2010 compared with the 2009 period.
The increase in the operating margin percentage in both periods was driven by (i) improved gross margin percentages of 1.9% in the third quarter of 2010 and 2.8% in the first nine months of 2010, resulting from improvements in owned retail store performance and lower levels of and improved profitability on the disposal of distressed inventories, and (ii) improved leverage of operating expenses on a higher level of revenues. These improvements in operating margin in both 2010 periods were partially offset by significant increases in marketing spending and other brand-building investments that negatively impacted operating margin comparisons by 1.4% in the third quarter of 2010 and 0.8% in the first nine months of 2010.
          Jeanswear:

	Third Quarter			Nine Months
			Percent			Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Coalition revenues	$671.0	$664.8	0.9%	$1,849.1	$1,877.6	(1.5)%
Coalition profit	118.2	111.3	6.2%	319.4	268.2	19.1%
Operating margin	17.6%	16.7%		17.3%	14.3%
The increase in Coalition Revenues in the third quarter of 2010 was driven by 5% revenue growth in our domestic jeanswear businesses, offset by a net decline in our international jeanswear businesses. Domestic revenues rose 5% with growth in all three major businesses: mass market revenues grew 7% in the quarter due to the continued strength in our core Wrangler® and Riders® businesses, and revenues in our Lee® and Western businesses rose 1% and 5%, respectively. International jeanswear revenues declined 7% in the third quarter of 2010 due primarily to the 2009 exit of our European mass market business, negative foreign currency translation impacts and difficult economic conditions in Europe. These declines were partially offset by a 44% increase in Jeanswear revenues in Asia, as well as growth in each of our Mexico, Latin America and Canada jeanswear businesses.
The decline in our Jeanswear Coalition Revenues in the first nine months of 2010 was driven primarily by declines in our European jeanswear business as noted above. Domestic revenues were relatively flat, and Asia jeanswear revenues increased 34% in comparison with the first nine months of 2009.
The improvement in operating margin in the third quarter and first nine months of 2010 resulted from increasing gross margin percentages of 1.6% in the third quarter of 2010 and 4.5% in the first nine months of 2010 reflecting (i) lower product costs, particularly in our U.S. jeanswear businesses, and (ii) lower levels of and improved profitability on the disposal of distressed inventories. Operating margin comparisons in 2010 also benefited from the 2009 exit of the European mass market business, which had operating margins that were well below the Coalition average. These benefits were partially offset by increased marketing spending and other brand-building investments that negatively impacted operating margin comparisons by 0.8% in the third quarter of 2010 and 0.7% in the first nine months of 2010.
          Imagewear:

	Third Quarter			Nine Months
			Percent			Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Coalition revenues	$243.1	$221.2	9.9%	$675.6	$643.2	5.0%
Coalition profit	32.7	19.5	67.6%	81.6	61.5	32.7%
Operating margin	13.5%	8.8%		12.1%	9.6%
Revenues and profitability increased in the third quarter of 2010 in both our Image division (occupational apparel and uniforms) and the Licensed Sports division (owned and licensed high profile sports and lifestyle apparel.) Growth in both businesses resulted from improved business conditions and market share gains. Further, our competitive advantage from our quick response and replenishment capabilities benefited both businesses as demand continued to improve in the third quarter of 2010.
Approximately two-thirds of the increase in operating margin in the third quarter of 2010 and the first nine months of 2010 over the respective 2009 periods was due to higher gross margins, resulting primarily from an improved mix of business. The remainder of the increases was driven by improved leverage of operating expenses on a higher level of revenues.
          Sportswear:

	Third Quarter			Nine Months
			Percent			Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Coalition revenues	$129.0	$149.1	(13.4)%	$340.3	$356.9	(4.7)%
Coalition profit	13.8	23.6	(41.5)%	30.7	35.0	(12.3)%
Operating margin	10.7%	15.8%		9.0%	9.8%

The decline in Sportswear Coalition revenues for both the third quarter and first nine months of 2010 resulted primarily from a shift in the timing of Nautica® brand shipments of special programs from the third quarter to the fourth quarter of 2010. These declines were partially offset by increases in Kipling® brand revenues in the United States following the successful launch earlier this year of a new program that is exclusive with Macy’s.
The declines in operating margin in the third quarter and first nine months of 2010 were driven by the reduction in revenues without a comparable expense reduction and higher spending to support a new Nautica® marketing campaign.
          Contemporary Brands:

	Third Quarter			Nine Months
			Percent			Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Coalition revenues	$113.3	$112.2	1.0%	$323.5	$291.5	11.0%
Coalition profit	5.2	12.3	(57.6)%	22.1	35.2	(37.2)%
Operating margin	4.6%	10.9%		6.8%	12.1%
The Contemporary Brands Coalition consists of our 7 For All Mankind®, John Varvatos®, Splendid® and Ella Moss® brands. 7 For All Mankind® brand global revenues declined 4% in the quarter, reflecting continued softening conditions in the U.S. premium denim market, but increased 4% in the first nine months of 2010 over the prior year period due to growth in our global direct-to-consumer business. Revenues in our Splendid® and Ella Moss® brands, acquired in March 2009, increased 16% in the third quarter of 2010 over the comparable 2009 quarter and contributed an incremental $21 million in revenues in the first nine months of 2010 compared with the first nine months of 2009.
The decline in operating margin in the third quarter and first nine months of 2010, compared with the prior year periods, was driven by investments in new 7 For All Mankind® retail stores, along with the write-off of fixtures at five underperforming stores, and higher marketing spending. The operating margin comparison for the first nine months of 2010 was also negatively impacted by 1.2% due to the favorable resolution of a value-added tax and duty matter during 2009 that did not recur in 2010.
          Other:

	Third Quarter			Nine Months
			Percent			Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Revenues	$30.8	$30.1	2.6%	$79.8	$77.5	3.0%
Profit (loss)	0.2	0.9	(81.4)%	(1.1)	0.3	(476.3)%
Operating margin	0.6%	3.0%		(1.3)%	0.4%
The Other business segment includes the VF Outlet business, which is a group of VF-operated outlet stores in the United States that sell primarily excess quantities of VF products along with products purchased from third parties. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products sold in these outlet stores are reported in this business segment.

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

	Third Quarter			Nine Months
			Percent			Percent
Dollars in millions	2010	2009	Change	2010	2009	Change
Corporate & Other Expenses	$(62.7)	$(53.6)	(16.9)%	$(158.4)	$(151.4)	(4.6)%
Interest, Net	(19.9)	(20.9)	4.6%	(60.0)	(63.4)	5.5%
Corporate and Other Expenses consist of corporate headquarters’ costs that are not allocated to the coalitions and other expenses related to but not allocated to the coalitions for internal management reporting. These expenses include defined benefit pension costs other than service cost, development costs for management information systems, costs of maintaining and enforcing some of our trademarks and miscellaneous consolidating adjustments.
Analysis of Financial Condition
          Balance Sheets
Accounts Receivable at September 2010 were in line with the balance at September 2009. Increases in accounts receivable related to higher wholesale revenues near the end of the third quarter of 2010 compared with the 2009 period were offset by (i) an increase in accounts receivable balances sold as discussed in the “Liquidity and Cash Flows” section below and in Note D to the Consolidated Financial Statements, (ii) an improvement in days’ sales outstanding and (iii) the impact of a stronger U.S. dollar in translating balances of international businesses. Accounts Receivable were higher at September 2010 than at the end of 2009 due to higher wholesale revenues and seasonal sales and collection patterns.
Inventories increased 3% at September 2010 over the September 2009 balance in response to our expected growth in fourth quarter 2010 revenues compared with the prior year period. This increase is lower than our expected revenue growth in the fourth quarter due to continued focus on optimizing inventory levels. The increase in inventories from December 2009 to September 2010 reflects the higher seasonal requirements of our businesses.
Other Current Assets at September 2010 declined from September 2009 due to (i) a reduction in prepaid income taxes and (ii) lower deferred income taxes resulting from reduced restructuring accruals.
Property, Plant and Equipment was lower at September 2010 than at December 2009 and September 2009, resulting from depreciation expense in excess of capital spending during those periods.
Total Intangible Assets and Goodwill at September 2010 were lower than at September 2009 due to (i) impairment charges taken in the fourth quarter of 2009, (ii) the impact of foreign currency translation and (iii) amortization of intangible assets, partially offset by the addition of intangible assets and goodwill related to the Vans Mexico acquisition.
Short-term Borrowings at September 2010 consisted of $49.0 million under international borrowing agreements. Short-term Borrowings at September 2009 included $200.0 million of domestic commercial paper borrowings and $52.2 million under international borrowing agreements. Short-term Borrowings fluctuate throughout the year in relation to working capital requirements and other investing and financing activities. There were no commercial paper borrowings at September 2010 due to significantly higher cash balances coming into 2010 and high cash generation in the first nine months of 2010. See the “Liquidity and Cash Flows” section below for a discussion of these items.
The Current Portion of Long-term Debt was lower at September 2010 than December 2009 and September 2009 due to the payment of $200.0 million of 8.5% notes at their maturity in the third quarter of 2010.
The increase in Accounts Payable at September 2010 compared with both December 2009 and September 2009 resulted from the timing of inventory purchases and payments.
Accrued Liabilities at September 2010 increased from December 2009 and September 2009 as a result of higher incentive compensation accruals and the overall growth of our businesses, plus higher advertising accruals at September 2010 compared with prior year periods.
Other Liabilities at September 2010 and December 2009 declined from September 2009 due primarily to a $100.0 million contribution to the domestic pension plan during the fourth quarter of 2009.
          Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	September	December	September
Dollars in millions	2010	2009	2009
Working capital	$1,727.4	$1,536.8	$1,573.7

Current ratio	2.5 to 1	2.4 to 1	2.2 to 1

Debt to total capital ratio	20.1%	23.7%	26.6%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents and total capital defined as net debt plus stockholders’ equity, was 12.9% at September 2010.
On an annual basis, VF’s primary source of liquidity is its cash flow from operations. Cash from operations is primarily dependent on the level of net income and changes in inventories and other working capital components. Our cash flow from operations is typically lower in the first half of the year as we build working capital to service our operations in the second half of the year. Further, cash from operations is highest in the fourth quarter of the year as we collect accounts receivable arising from our seasonally higher wholesale sales in the third quarter. In addition, cash flows from our direct-to-consumer businesses are significantly higher in the fourth quarter of the year.
For the first nine months of 2010, cash flow from operations was $448.6 million, compared with $263.9 million of cash flow from operations in the comparable 2009 period. Operating cash flow in the first nine months of 2010 improved by (i) $124.7 million from an increase in Net Income, (ii) $189.6 million resulting from changes in accounts payable balances related to the timing of payments and inventory purchases and an unusually large accounts payable balance at the end of 2008, (iii) $113.1 million due to higher accrued liabilities in 2010 driven by larger incentive compensation accruals and overall growth in our businesses and (iv) $100.0 million due to a pension contribution in the first nine months of 2009 that did not recur in the

2010 period. These sources of additional operating cash flow in the first nine months of 2010 were partially offset by (i) $247.6 million due to inventory increases in the first nine months of 2010 compared with the first nine months of 2009, reflecting a significant inventory reduction in the prior year period, and (ii) $94.8 million from higher accounts receivable balances due to an increase in sales volume in the third quarter of 2010 over the comparable 2009 quarter.
During September 2009, VF entered into an agreement to sell selected trade accounts receivable, on a nonrecourse basis, to a financial institution. This agreement allows VF to have up to $192.5 million of accounts receivable held by the financial institution at any point in time. At the end of September 2010, December 2009 and September 2009, accounts receivable in the Consolidated Balance Sheets had been reduced by $118.5 million, $74.2 million and $57.6 million, respectively, related to balances sold under this program. This program resulted in increases of $44.3 million and $57.6 million in operating cash flow in the first nine months of 2010 and 2009, respectively.
VF has liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of September 2010, $983.3 million was available for borrowing under VF’s $1.0 billion senior unsecured domestic revolving bank credit facility. There was $16.7 million of standby letters of credit issued under this agreement. Also at the end of September 2010, €250 million (U.S. dollar equivalent of $343.6 million) was available for borrowing under VF’s senior unsecured international revolving bank credit facility. We have not borrowed any amounts under these facilities during 2010.
Investing activities included the Vans Mexico acquisition in the first nine months of 2010 and the acquisition of the Splendid® and Ella Moss® brands in the prior year period. We expect that capital spending, primarily related to the opening of new retail stores, should approximate $120 million for the full year 2010. This spending will be funded by operating cash flows.
During the first nine months of 2010, VF repurchased 4.1 million of its own shares at a cost of $322.2 million (average of $79.36 per share). No shares were repurchased during the first nine months of 2009. The VF Board of Directors authorized the repurchase of 10.0 million additional shares in February 2010. At September 2010, there remains 7.6 million shares that may be purchased under the Board’s authorization. We will continue to evaluate future stock buybacks as we balance our cash needs against acquisitions and other investment opportunities.
Management’s Discussion and Analysis in our 2009 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2009 that would require the use of funds. Since the filing of our 2009 Form 10-K and through the end of the current quarter, there have been no material changes, except as noted below, relating to VF’s contractual obligations and commercial commitments that will require the use of funds:
•	Binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $100 million at the end of September 2010 due to the seasonality of our businesses.

•	Long-term debt consisting of $200.0 million of 8.5% notes was paid at the scheduled maturity date during the third quarter of 2010.
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

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Third Quarter 2010	Purchased	per Share	Programs	Program (1)
July 4 — July 31, 2010	21,400	$78.18	21,400	7,618,275
August 1 — August 28, 2010	19,080	79.01	19,080	7,599,195
August 29 — October 2, 2010	14,700	75.85	14,700	7,584,495

Total	55,180		55,180

(1)	During the quarter, all shares purchased were in connection with VF’s deferred compensation plans. We will continue to evaluate future stock buybacks as we balance our cash needs against acquisitions and other investment opportunities.

Item 6 — Exhibits
31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: November 10, 2010

By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President — Controller (Chief Accounting Officer)