Form 10-K
period 2011-01-01
V F CORP
filed 2011-03-02
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).  YES ☐     NO ☑

The aggregate market value of Common Stock held by non-affiliates (i.e., persons other than officers, directors and 5% stockholders) of V.F. Corporation on July 3, 2010, the last day of the registrant’s second fiscal quarter, was approximately $5,623,000,000, based on the closing price of the shares on the New York Stock Exchange.

As of January 30, 2011, there were 108,205,296 shares of Common Stock of the registrant outstanding.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This document (excluding exhibits) contains 104 pages.

The exhibit index begins on page 53.

PART I

Item 1.	Business.

V.F. Corporation, organized in 1899, is a worldwide leader in branded lifestyle apparel and related products. Unless the context indicates otherwise, the terms “VF,” “we,” “us” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries. Our stated vision is: VF will grow by building lifestyle brands that excite consumers around the world.

For over 100 years, VF has grown by offering consumers high quality, high value branded apparel and related products. Since 2004, we have been implementing a strategy that is transforming VF’s mix of business to include more lifestyle brands. Lifestyle brands are those brands that connect closely with consumers because they are aspirational and inspirational; they reflect consumers’ specific activities and interests. Lifestyle brands generally extend across multiple product categories and have higher than average gross margins. Accordingly, this transformation has included the acquisitions of many lifestyle brands in recent years, including Vans®, Reef®, Kipling®, Napapijri®, 7 For All Mankind®, lucy®, Splendid® and Ella Moss®. At the same time, we have continued to support all of our businesses through product line extensions, geographic expansion, retail store openings, product innovation, consumer research and marketing.

VF is a highly diversified apparel company — across brands, product categories, channels of distribution and geographies. VF owns a broad portfolio of brands in the jeanswear, outerwear, packs, luggage, footwear, sportswear, occupational and performance apparel categories. These products are marketed to consumers shopping in specialty stores, upscale and traditional department stores, national chains and mass merchants. A growing portion of our revenues, currently 18%, is derived from sales to consumers through VF-operated stores and internet sites. VF derives 30% of its revenues from outside the United States, primarily in Europe, Asia, Canada and Latin America. VF products are also sold in many countries through independent licensees and distributors. To provide our products across multiple channels of distribution in different geographic areas, we balance efficient and flexible internally-owned manufacturing with sourcing finished goods from independent contractors. We utilize state-of-the-art technologies for inventory replenishment that enable us to effectively and efficiently get the right assortment of products which match consumer demand to our customers’ shelves.

VF’s businesses are organized primarily into product categories, and by brands within those categories, for both management and internal financial reporting purposes. These groupings of businesses are called “coalitions” and consist of the following: Outdoor & Action Sports, Jeanswear, Imagewear, Sportswear and Contemporary Brands. These coalitions are our reportable segments for financial reporting purposes. Coalition management has responsibility to build their brands, with certain financial, administrative and systems support and disciplines provided by central functions within VF.

We consider our Outdoor & Action Sports, Sportswear and Contemporary Brands coalitions to be our lifestyle coalitions, which have the potential to achieve higher long-term revenue, profit growth and profit margins than our other businesses. Our Jeanswear and Imagewear coalitions are our heritage businesses which have historically strong levels of profitability and cash flows but lower revenue growth rates.

The following table summarizes VF’s primary owned and licensed brands by coalition:

Coalition	Primary Brands	Primary Products

Outdoor & Action Sports	The North Face®	performance-oriented apparel, footwear, outdoor gear
	Vans®	skateboard-inspired footwear, apparel
	JanSport®	backpacks, luggage, apparel
	Eastpak®	backpacks, apparel
	Kipling®	handbags, luggage, backpacks, accessories (outside North America)
	Napapijri®	premium outdoor apparel
	Reef®	surf-inspired footwear, apparel
	Eagle Creek®	luggage, backpacks, travel accessories
	lucy®	women’s activewear
Jeanswear	Wrangler®	denim and casual bottoms, tops
	Lee®	denim and casual bottoms, tops
	Riders®	denim and casual bottoms, tops
	Rustler®	denim and casual bottoms, tops
	Timber Creek by Wrangler®	denim and casual bottoms, tops
Imagewear	Red Kap®	occupational apparel
	Bulwark®	protective occupational apparel
	Majestic®	athletic apparel
	MLB® (licensed)	licensed athletic apparel
	NFL® (licensed)	licensed athletic apparel
	Harley-Davidson® (licensed)	licensed apparel
Sportswear	Nautica®	men’s fashion sportswear, denim bottoms, sleepwear, accessories, underwear
	Kipling®	handbags, luggage, backpacks, accessories (within North America)
Contemporary Brands	7 For All Mankind®	premium denim and casual bottoms, sportswear, accessories
	John Varvatos®	luxury men’s apparel, footwear, accessories
	Splendid®	premium women’s sportswear
	Ella Moss®	premium women’s sportswear

Financial information regarding VF’s coalitions is included in Note Q to the Consolidated Financial Statements, which are included at Item 8 of this report.

Outdoor & Action Sports Coalition

Our Outdoor & Action Sports Coalition, VF’s fastest growing business, is a group of authentic lifestyle brands which are outdoor and activity-based. Product offerings include outerwear, performance wear, sportswear, footwear, equipment, backpacks, luggage and accessories.

The North Face® is the largest brand in our Outdoor & Action Sports Coalition. Its high performance outdoor apparel, equipment and footwear are sold around the world. (In Japan and South Korea, The North Face® trademarks are owned by a third party.) The North Face® apparel lines consist of performance wear, outerwear, snow sports gear, functional sportswear and footwear for men, women and children. Its equipment line consists of tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme applications, such as high altitude mountaineering and ice and rock climbing, although many consumers purchase these products because they represent a lifestyle to which they aspire. The North Face® products are marketed through specialty outdoor and premium sporting goods stores in the United States, Canada, Europe and Asia and select department stores in the United States. In addition, these products are sold through over 60 VF-operated full price and outlet stores in the United States and Europe and online at www.thenorthface.com. The brand is also sold through agents, distributors, and over 300 The North Face® stores operated by independent third parties outside the United States.

VF manufactures and markets Vans® performance and casual footwear and apparel for skateboard, bicycle motocross (“BMX”), surf and snow sports participants and enthusiasts. Products are sold on a wholesale basis through national chain stores in the United States and through skate and surf shops and specialty stores in the United States, Canada, Europe and Asia. The brand’s products are also sold through over 270 owned Vans® full-price and outlet stores in the United States and in key European markets. These retail stores carry a wide variety of Vans® footwear, along with a growing assortment of apparel and accessory items. In 2010, we completed the acquisition of our former 50% owned joint venture that markets the Vans® brand in Mexico. VF is the 70% owner of the Vans Warped Tour® music festival, which presents over 40 punk rock bands in performances in over 40 cities across North America each summer as well as online at www.vans.com.

JanSport® backpacks, duffel bags, luggage and accessories are sold through department, office supply and national chain stores, as well as sports specialty stores and college bookstores in the United States. JanSport® backpacks have a leading market share in the United States. A technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. JanSport® fleece and T-shirts imprinted with college logos are sold through college bookstores and sporting goods stores in the United States. In Europe, Eastpak® and JanSport® backpacks, travel bags, luggage, and a line of Eastpak® clothing are sold primarily through department and specialty stores. Eastpak® is one of the leading backpack brands in Europe. The JanSport® and Eastpak® brands are also marketed throughout Asia by licensees and distributors. Eagle Creek® adventure travel gear products include luggage, backpacks and accessories sold through specialty luggage stores, outdoor stores and department stores throughout the United States and Europe.

Kipling® handbags, shoulder bags, backpacks, luggage and accessories are stylish, colorful and fun products that are both practical and durable. The brand name comes from the author of The Jungle Book, Rudyard Kipling, and that provides the connection to the Kipling® monkey mascot, which symbolizes fun and adventure. A colorful monkey key ring is attached to every bag, with a different monkey design for each product collection. Products are sold through specialty and department stores in Europe, Asia and South America, as well as through over 40 VF-operated and over 175 independently-operated stores and at www.kipling.com. The Kipling® business in North America is managed as part of the Sportswear Coalition.

Derived from the Finnish word for Arctic Circle, the Napapijri® brand offers premium-priced performance skiwear and outdoor-inspired casual outerwear, sportswear and accessories for men, women and children. The Napapijri® brand enjoys especially strong consumer awareness in Italy, where it was created, and is expanding across Europe. Products are sold on a wholesale basis primarily to European specialty shops, and through VF-operated and independently-operated stores in several countries in Europe. The Napapijri® brand is marketed through a majority-owned joint venture in Japan.

The Reef® brand of surf-inspired products includes sandals, shoes, swimwear and other casual apparel and accessories for men, women and children. Products are marketed primarily to surf shops, sporting goods and specialty chains, and department stores in the United States, Canada, Europe and Asia. In recent years, we have expanded the Reef® brand’s presence by acquiring rights previously held by independent distributors to market Reef® products in Europe, Canada and the Caribbean.

The lucy® brand is an authentic women’s activewear brand designed for style, performance and fit that can be worn by today’s active woman from workout to weekend. lucy® apparel is sold in 65 lucy® branded stores across the United States and via the internet at www.lucy.com. The lucy® stores emphasize the brand’s four core types of activity-based apparel — yoga, gym, running and exploration.

We expect continued long-term growth in our Outdoor & Action Sports Coalition as we extend our brands into new product categories, open additional stores, expand geographically, and acquire additional outdoor or activity-based lifestyle brands.

Jeanswear Coalition

Our Jeanswear Coalition markets jeanswear and related casual products in the United States and in many international markets. The largest of these brands, the Lee® and Wrangler® brands, have long-standing traditions as authentic American jeans brands as they were established in 1889 and 1947, respectively, and have strong market positions. Lee® and Wrangler® products are sold in nearly every developed country through a combination of wholesale accounts, owned stores and online through our brands’ websites. Products also include shorts, casual pants, knit and woven tops and outerwear, which are designed to complement the jeanswear products and extend our brands.

In domestic markets, Lee® products are sold primarily through mid-tier department stores and specialty stores. Wrangler® westernwear is marketed through western specialty stores. The Wrangler®, Rustler® and Riders® brands are marketed to mass merchant and regional discount stores. Based on available data, we believe our key brands have been gaining market share despite significant competitive activity in all channels where they are distributed. Including all of our jeanswear brands, we believe VF has the largest unit market share of jeans in the United States and is one of the largest marketers of jeans in the world. We also market cotton casual pants under the Lee Casuals®, Timber Creek by Wrangler® and Wrangler® brands.

Our vendor-managed inventory and retail floor space management programs with several of our major retailer customers give us a competitive advantage in our domestic jeanswear business. We receive point-of-sale information from these customers on a daily basis, at an individual store and style-size-color stockkeeping unit (“SKU”) level. We then ship products based on that customer data to ensure their selling floors are appropriately stocked with products that match their shoppers’ needs. Our systems capabilities allow us to analyze our retail customer’s sales, demographic and geographic data to develop product assortment recommendations that maximize the productivity of their jeanswear selling space and minimize their investment in inventory.

Jeanswear in most international markets is more fashion-oriented and has a higher selling price than similar products in the United States. The international jeans market is also more fragmented than the United States market, with competitors ranging from global brands to a number of smaller brands marketed in a specific country or region.

VF’s largest international jeanswear business is located in Western Europe. Lee® and Wrangler® jeanswear products are sold through department stores and specialty stores where we employ some of the same retail floor space management programs described above. We also market Lee® and Wrangler® products to mass market and specialty stores in Canada and Mexico, as well as to department stores and specialty stores in Asia and South America. In many international markets, we are expanding our reach through VF-operated stores, which are an important vehicle for presenting our brands’ image and marketing message directly to consumers. We are continuing to expand our jeanswear brands in emerging markets, and have experienced significant growth in China and India. In foreign markets where VF does not have owned operations, Lee® and Wrangler® products are marketed through distributors, agents or licensees. Lee® and Wrangler® products are sold in over 600 independently operated mono or multibrand stores primarily in Eastern Europe and Asia.

In the United States, we believe our Jeanswear Coalition is growing its jeans market share in the mass market, westernwear specialty, and national chain channels of distribution through superior consumer insight and marketing strategies and continuous product innovation. Internationally, growth will be driven by expansion of our existing businesses in Asia where we have averaged in excess of 21% revenue growth per year over the last three years, with India showing a revenue growth of 64% in 2010.

Imagewear Coalition

Our Imagewear Coalition consists of the Image (occupational apparel and uniforms) and Licensed Sports (owned and licensed high profile sports and lifestyle apparel) businesses. Each business represents approximately one-half of coalition revenues.

The Image business provides uniforms and career occupational apparel for workers in North America and internationally, under the Red Kap® brand (a premium workwear brand with more than 75 years of history), the Bulwark® brand (flame resistant and protective apparel primarily for the petrochemical, utility and mining industries), the Horace Small® brand (apparel for law enforcement and public safety personnel) and the Chef

Designstm brand (apparel for restaurant and food service staff). Products include work pants, slacks, work shirts, overalls, jackets and smocks. Image revenues are significantly affected by the overall level of U.S. industrial and service employment, which improved slightly in 2010 following two years of economic contraction. Approximately two-thirds of our Image revenues are from industrial laundries, resellers and distributors that in turn supply customized workwear to employers for on-the-job wear by production, service and white-collar personnel. Since industrial laundries and uniform distributors maintain minimal inventories of work clothes, VF’s ability to offer rapid delivery of products in a broad range of sizes is an important advantage in this market. Our commitment to customer service, supported by an automated central distribution center with several satellite locations, enables customer orders to be filled within 24 to 48 hours of receipt and has helped the Red Kap® and Bulwark® brands obtain a significant share of uniform apparel sold to laundries, resellers and other distributors.

Our Image business also develops and manages uniform programs through custom-designed websites for major business customers (e.g., FedEx Corporation, AT&T, Air Canada, Continental Airlines, American Airlines) and governmental organizations (e.g., U.S. Customs and Border Protection, Fire Department of New York City, Transportation Security Administration, National Park Service, New York City Transit Authority). These websites give these customers’ employees the convenience of shopping for their work and career apparel via the internet. We believe this business is the nation’s largest supplier of nonmilitary apparel to the U.S. government.

In the Licensed Sports business, we design and market sports apparel and fanwear under licenses granted by the major sports leagues, individual athletes and related organizations, including Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, MLB Players Association, and selected major colleges and universities. Under license from Major League Baseball, Majestic® brand uniforms are worn exclusively on-field by all 30 major league teams. Majestic® brand adult and youth-size authentic, replica jersey and fanwear are sold through sporting goods and athletic specialty stores, department stores and major league stadiums. Adult and youth sports apparel products marketed under other licensed labels are distributed through department, mass market, sporting goods and athletic specialty stores. Our quick response capabilities allow us to deliver products to retailers within hours following major sporting events such as the Super Bowl, the World Series, and conference or division playoff championships. During the year, we extended our license agreement with the National Football League for an additional five year period to 2017 and also added apparel rights for the Canadian, European and Asian markets beginning in 2012. In addition, the Licensed Sports division is a major supplier of licensed Harley-Davidson® apparel marketed to Harley-Davidson dealerships.

The opportunities to grow our Imagewear Coalition revenues include (i) extension of its product and service capabilities to new industrial and service apparel distribution channels, markets, and geographies, (ii) growth of our Major League Baseball and National Football League programs, (iii) market share gains in key licensed categories such as women’s sports apparel, (iv) expansion of our college and university fanware program, and (v) extension of VF’s floor space management and quick response retail replenishment capabilities to more retail doors, placing the right product assortments on the sales floor in each geographic market.

Sportswear Coalition

The Nautica® brand is the primary lifestyle brand in the Sportswear Coalition. Nautica® men’s sportswear, noted for its classic styling, is marketed through department stores, specialty stores and VF-operated outlet stores in premium and better outlet centers. The Nautica Jeans Company® line features jeanswear and related tops for younger male consumers. We believe the Nautica® brand is the number two men’s sportswear collection brand in department stores. Other Nautica® product lines include men’s outerwear, underwear and swimwear and men’s and women’s sleepwear. Nautica® women’s sportswear is marketed in the United States at most Nautica® outlet stores and at www.nautica.com.

The Sportswear Coalition operates over 90 Nautica® outlet stores in premium and better outlet centers across the United States. These stores carry Nautica® merchandise for men, women, boys, girls and infants. The products sold in the outlet stores are different from the Nautica® styles sold to department and specialty store wholesale customers, although the design inspiration and color palette are consistent across both lines. These outlet stores also carry Nautica® merchandise from licensees to complete their product assortment. The product assortment offered at www.nautica.com includes products from both the wholesale and retail lines as well as licensed merchandise. In addition, independent licensees operate over 200 Nautica® brand stores across the world. About 80% of these are full price stores and 20% are outlet stores with the majority of these stores in southeast Europe, Central America and China.

The Nautica® brand is licensed to independent parties in the United States for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, women’s swimwear and outerwear, children’s clothing) and for nonapparel categories (e.g., accessories, fragrances, watches, eyewear, bed and bath products, furniture). Nautica® products are licensed for sale in over 50 countries outside the United States. Our licensees’ annual wholesale sales of Nautica® licensed products are approximately $400 million.

The Sportswear Coalition also includes the Kipling® business in North America whose products include Kipling® brand handbags, luggage, backpacks, totes and accessories. Kipling® has seen significant growth in 2010 from increased distribution, two new VF-operated stores, increased sales of its products at most existing customers, and a new Kipling® handbags and accessories program during 2010 that is exclusive with Macy’s Inc. department stores. Kipling® products are also sold in the United States through specialty luggage and bag stores, VF-operated stores and www.kipling.com and in Canada through specialty and department stores. About two-thirds of brand revenue is generated from products that are the same as those sold in Europe and other parts of the world, with the remainder designed and sold only in the United States.

We believe there is potential to improve Nautica® brand revenue and profit performance through the growth of core Nautica sportswear products, increased pricing, improved product assortments and an enhanced customer experience at our Nautica® outlet stores, growth in our online business, and expansion of the licensed business internationally. There is also potential for expansion of our Kipling® brand through our handbag and accessories relationship with Macy’s Inc. as well as the opportunity to open additional VF-operated stores.

Contemporary Brands Coalition

Our Contemporary Brands Coalition is focused on premium upscale lifestyle brands. The coalition is comprised of the 7 For All Mankind®, John Varvatos®, Splendid® and Ella Moss® brands.

7 For All Mankind® is a Los Angeles-based brand of premium denim jeans and related products for women and men. While the core business remains focused on denim, the collection also includes sportswear products, such as knit and woven tops, sweaters, jackets and accessories. Products are noted for their fit and for innovation in design, fabric and finish. 7 For All Mankind® is a leading premium jeans brand in the United States, with the premium segment defined as jeans retailing for $100 or more. Retail price points for the brand’s core jeans range from $150 — $199 for basics, with higher price points for more fashion-forward products. With two-thirds of its sales in the United States, the brand is marketed through premium department stores, such as Bloomingdale’s, Nordstrom, Neiman Marcus, Saks, Macy’s and through specialty stores. In addition, we opened 12 stores in the United States during 2010, bringing the total to 39 stores. International sales are through department stores, such as Harrods in London, specialty stores, as well as VF-operated stores. We are pursuing growth of this brand through new stores, e-commerce, additional sportswear product offerings, licensing and increasing productivity in the wholesale channel. We are also focusing on international growth opportunities, primarily through company-operated and partnership stores and further geographic expansion in Europe and Asia.

The John Varvatos® brand is a luxury apparel and accessories collection for men, including tailored clothing, sportswear, footwear and accessories. The John Varvatos * USA® line of tailored clothing, sportswear, footwear and accessories is designed to appeal to a younger consumer at more accessible price points. Products are sold primarily in the United States through upscale department and specialty stores, VF-operated John Varvatos® retail locations and online at www.johnvarvatos.com. This business is 80% owned by VF, with the balance owned by Mr. Varvatos.

In March 2009, VF acquired the Splendid® brand of women’s, men’s and children’s premium tops and casual apparel and Ella Moss® brand of women’s premium sportswear. The brands, noted for their soft wearable fabrics and vibrant colors, are marketed to upscale department and specialty stores primarily in the United States. We have four Splendid® stores, along with shop-in-shops in some of our major retail accounts.

The recession significantly impacted sales of premium apparel products during 2008 and 2009, as many consumers reduced spending for luxury goods. This led to the closing of a significant number of specialty stores, as well as a reduction in same store sales comparisons in the upscale department store channel. Although operating results of the upscale department stores have improved during 2010 the premium denim market remains particularly challenging. Further, the specialty store channel has not rebounded to pre-recession levels. However, we still see opportunities for growth through store openings, e-commerce, and wholesale, geographic and product expansion.

Direct-To-Consumer Operations

VF-operated stores are part of our long-term strategy to drive revenue growth and profitability. Our full price stores allow us to showcase a brand’s full line of current season products, with fixtures and imagery that support the brand’s positioning. These stores provide high visibility for our brands and products and enable us to stay close to the needs and preferences of our consumers. The proper presentation of products in our stores, particularly in our showcase stores, also helps to increase consumer purchases of VF products sold through our wholesale customers. VF-operated full price stores generally provide operating margins that are equal to or above VF averages and a return on investment well above VF averages. In addition, VF operates outlet stores in both premium outlet malls and more traditional value-based locations. These outlet stores serve an important role in our overall inventory management and profitability by allowing VF to sell a significant portion of excess, discontinued and out-of-season products at better prices than are otherwise available from outside parties, while maintaining the integrity of our brands.

Our growing global retail operations include 786 stores at the end of 2010. Of that total, there are 711 monobrand stores (i.e., primarily one brand’s products offered in each store) that sell The North Face®, Vans®, Nautica®, 7 For All Mankind®, lucy®, Splendid®, Lee®, Wrangler®, Napapijri®, John Varvatos®, Kipling®, and Eastpak®. Approximately 78% of these stores offer products at full price, with the remainder being outlet locations offering excess, discontinued and out-of-season products at discounted prices. We also operate 75 VF Outlet stores in the United States that sell a broad selection of excess quantities of VF-branded products, as well as women’s intimate apparel, childrenswear, other apparel and accessories. Approximately 75% of the VF-operated stores are located in the United States, with the remaining stores located in Europe, Latin America and Asia.

Across the globe, internet sales (i.e., e-commerce) comprise a small but rapidly growing portion of apparel, footwear and accessories sales. At VF, we currently market The North Face®, Vans®, Lee®, Wrangler®, 7 For All Mankind®, lucy®, Nautica®, Kipling®, Splendid®, Ella Moss®and John Varvatos® online in the United States, plus The North Face® and other brands across Europe. We will continue to expand our e-commerce initiatives through continued rollout of brand sites in Europe and Asia, and enhancing each brand’s site to deliver a superior experience with each transaction. E-commerce is our fastest growing direct-to-consumer channel and represents approximately 8% of our direct-to-consumer business.

Total retail store and e-commerce revenues accounted for 18% of VF’s consolidated Total Revenues in 2010 and 17% in 2009. We expect our direct-to-consumer business to continue to grow at a faster pace than VF’s overall growth rate as we continue opening stores and expanding our e-commerce presence. During 2010, we opened 85 stores and are planning to open approximately 100 new retail locations in 2011. For 2011, retail capital investments of approximately $85 million will be concentrated where we see higher growth potential — Vans®, The North Face®, 7 For All Mankind® and international.

In addition, our licensees, distributors and other independent parties operate over 1,700 partnership stores which are primarily monobrand stores that have the appearance of VF-operated stores. These stores — most of which are in Eastern Europe and Asia — are focused on The North Face®, Kipling®, Nautica®, Lee® and Wrangler® brands.

Licensing Arrangements

As part of our business strategy of expanding market penetration of VF-owned brands, we may enter into licensing agreements for specific apparel and complementary product categories if such arrangements with independent parties can provide more effective manufacturing, distribution and marketing of such products than could be achieved internally. We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products.

Licensing arrangements relate to a broad range of VF brands. License agreements are for fixed terms of generally three to five years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 5% to 7% of the licensing partners’ net licensed products sales. Gross Royalty Income was $78.0 million in 2010, with the largest contributions from the Nautica®, Vans®, The North Face®, John Varvatos®, Lee® and Wrangler® brands. In addition, licensees of our brands are generally required to spend from 1% to 5% of their net licensed product sales to advertise VF’s products. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees.

VF has also entered into license agreements to use trademarks owned by third parties. We market apparel under licenses granted by Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, Harley-Davidson Motor Company, Inc., major colleges and universities, and individual athletes and related organizations, most of which contain minimum annual licensing and advertising requirements.

Manufacturing, Sourcing and Distribution

Product design, fit, fabric, finish and quality are important in all of our businesses. These functions are performed by employees located in either our global supply chain organization or our branded business units across the globe.

VF’s centralized global supply chain organization sources product and is responsible for delivering products to our customers. VF is highly skilled in managing the complexities associated with the supply chain. VF’s revenues are comprised of over 400 million units spread across 30 brands. VF operates 25 manufacturing facilities and utilizes at least 1,500 contractor manufacturing facilities in over 60 countries. We operate approximately 30 distribution centers and 786 retail stores. Managing this complexity is made possible by our use of information systems technologies — with sophisticated systems for product development, forecasting, order management and warehouse management, attached to our core enterprise resource management platform.

In 2010, 34% of our units were manufactured in VF-owned facilities and 66% were obtained from independent contractors, primarily in Asia. Products manufactured in VF facilities generally have a lower cost and shorter lead times than contracted production. Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in the Far East. But contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a well-balanced approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

We operate manufacturing facilities (primarily cutting, sewing and finishing) located in Mexico, Central America and the Middle East. A significant percentage of our denim bottoms and occupational apparel are manufactured in these plants. For these owned production facilities, we purchase raw materials from numerous domestic and international suppliers to meet our production needs. Raw materials include fabrics made from cotton, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers and snaps). In some instances, we contract the sewing of VF-owned raw materials into finished product with independent contractors in the United States, Mexico and Central America. Owned manufacturing in the United States is primarily limited to screen printing and embroidery of jerseys, T-shirts and fleece products, including Major League Baseball uniforms and other products. While we obtain fixed price commitments for fabric and certain supplies for up to one year in advance, specific purchase obligations with suppliers are typically limited to the succeeding two to six months. Our only long-term contract is a commitment in connection with the sale of our childrenswear business in 2004 to purchase childrenswear for sale through our VF Outlet stores, with a minimum of $15.0 million per year through 2015. No single supplier represents more than 5% of our total cost of sales.

Our independent contractors generally own the raw materials and ship finished ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Hong Kong (with satellite offices across Asia) and

Panama. These hubs are responsible for product procurement, product quality assurance, supplier management, transportation and shipping functions in the Eastern and Western Hemispheres, respectively. Substantially all products in the Outdoor & Action Sports and Sportswear Coalitions, as well as a portion of product requirements for our Jeanswear and Imagewear Coalitions, are obtained through these sourcing hubs. For most products in our Contemporary Brands Coalition, we contract the sewing and finishing of VF-owned raw materials through a network of independent domestic contractors.

Management continually monitors political risks and developments related to duties, tariffs and quotas. We limit VF’s sourcing exposure through, among other measures, (i) extensive geographic diversification with a mix of VF-operated and contracted production, (ii) shifts of production among countries and contractors, (iii) allocation of production to merchandise categories where the free flow of product is available and (iv) sourcing from countries with tariff preference and free trade agreements. VF does not directly or indirectly source products from suppliers in countries identified by the State Department as state sponsors of terrorism and subject to U.S. economic sanctions and export controls.

All VF-owned production facilities throughout the world, as well as all independent contractor facilities that manufacture VF-branded products, must comply with VF’s Global Compliance Principles. These principles, established in 1997 and consistent with international labor standards, are a set of strict standards covering legal and ethical business practices, workers’ ages, work hours, health and safety conditions, environmental standards, and compliance with local laws and regulations. In addition, our owned factories must also undergo certification by the independent, nonprofit organization, Worldwide Responsible Accredited Production (“WRAP”), which promotes global ethics in manufacturing. VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF-branded goods at locations across the globe. Each of the over 1,500 independent contractor facilities, including those serving our independent licensees, must be precertified prior to performance of any production on behalf of VF. This precertification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal and outsourced staff. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement, Factory Compliance Guidelines, Factory Audit Procedure and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.

VF did not experience difficulty in filling its raw material and contracting production needs during 2010. It is possible that we could experience some challenges in our supply chain during 2011 due to increases in demand and pricing for raw materials, primarily related to the cost of cotton. Although VF is not immune to these pressures, we believe that we will be able to retain our competitive advantage due to our scale and significance to our suppliers. The loss of any one supplier or contractor would not have a significant adverse effect on our business.

Product is shipped from our independent suppliers and VF-operated manufacturing plants to distribution centers in the United States and international markets. In limited instances, product is shipped directly to our customers. Product is inspected, sorted and stored in our distribution centers until needed for packing and shipping to our wholesale customers or our stores. Most distribution centers are operated by VF, and some support more than one brand. Our distribution centers use computer-controlled inventory management technology for efficient tracking, moving and shipping of products. A small portion of our distribution needs are met by contract distribution centers.

Seasonality

VF’s operating results vary from quarter-to-quarter throughout the year due to the differing sales patterns of our individual businesses. On a quarterly basis and excluding the effect of acquisitions, consolidated Total Revenues for 2010 ranged from a low of 21% of full year revenues in the second quarter to a high of 29% in the third quarter, while consolidated Operating Income ranged from a low of 17% in the second quarter to a high of 35% in the third quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor & Action Sports Coalition, where 18% of the Coalition’s revenues occurred in the second quarter and 33% in the third quarter of 2010. With changes in our mix of business and growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends. We expect the portion of annual revenues and profits occurring in the second half of the year to continue to increase.

Working capital requirements vary throughout the year. Working capital generally increases during the first half of the year as inventory builds to support peak shipping periods and then decreases during the second half of the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income during that period and reduced working capital requirements, particularly during the fourth quarter.

Advertising and Customer Support

During 2010, our advertising and promotion spending was $426.8 million, representing 5.5% of Net Sales. We advertise in consumer and trade publications, on national and local radio and television and on the internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print media, radio and television. We sponsor sporting, musical and special events and sponsor a number of athletes and personalities. We employ marketing sciences to optimize the impact of advertising and promotional spending and to identify the types of spending that provide the greatest return on our marketing investments.

We provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation and brand image of our products. We utilize shop-in-shops, which are separate sales areas dedicated to a specific VF brand within our customers’ stores, to help differentiate and enhance the presentation of our products. We participate in concession arrangements with department store customers in China and other international markets. In a typical concession arrangement, the department store provides a dedicated sales area, along with check-out, credit and other retail services, while VF owns and bears the risk of inventory ownership. Concession sales associates may be employees of VF or the department store.

We participate in incentive programs with our retailer customers, including discounts, allowances and cooperative advertising funds. We also offer sales incentive programs directly to consumers in the form of rebate and coupon offers.

We maintain internet sites for most of our brands. Many of them are e-commerce sites where consumers can order products from VF. Other websites provide information about our brands and products and may direct consumers to our wholesale customers where they can purchase our products. We also operate several business-to-business sites where our retail customers can order VF products.

Many of our coalitions employ a staff of in-store marketing and merchandising coordinators located in major cities across the United States. These individuals visit our customers’ retail locations to ensure that our products, and those of our licensees, are properly presented on the merchandise sales floor and to inform the customers’ sales associates about our products and related promotions.

In addition to sponsorships and activities that directly benefit our products and brands, VF and its associates actively support our communities and various charities. For example, The North Face® has committed to programs that encourage and enable outdoor participation, such as Planet Explore (www.planetexplore.com), the Never Stop Exploring Award, and the Explore Your Parks program. Nautica® has partnered with Oceana, a not-for-profit organization focused on ocean conservation. And 2010 marked the fifteenth year of support for Lee National Denim Day®, one of the country’s largest single-day fund-raisers for breast cancer which has raised over $80 million to fight breast cancer since inception. VF also supports companywide sustainability efforts, and recognizes the “VF 100” as a means of honoring the 100 VF associates world-wide having the highest number of volunteer service hours during the year.

Other Matters

Competitive Factors

Our business depends on our ability to stimulate consumer demand for VF’s brands and products. VF is well-positioned to compete in the apparel industry by developing high quality innovative products at competitive prices which meet consumer needs, providing high service levels, ensuring the right products are on the retail sales floor to meet consumer demand, and investing significant amounts behind existing brands. We continually strive to improve each of these areas. Many of VF’s brands have long histories and enjoy high recognition within their respective consumer segments.

Trademarks

Trademarks, patents and domain names, as well as related logos, designs and graphics, provide substantial value in the marketing of VF’s products and are important to our continued success. We have registered this intellectual property in the United States and in other countries where our products are manufactured and/or sold. We vigorously monitor and enforce VF’s intellectual property against counterfeiting, infringement and violations of other rights where and to the extent legal, feasible and appropriate. In addition, we grant licenses to other parties to manufacture and sell products utilizing our intellectual property in product categories and geographic areas in which VF does not operate.

Customers

VF products are primarily sold through our sales force and independent sales agents and distributors. VF’s customers are specialty stores, department stores, national chains and mass merchants in the United States and in international markets. Of our Total Revenues, 30% are in international markets, the majority of which are in Europe, and 18% are direct-to-consumer through VF-operated stores and e-commerce sites (including stores and internet sites in international markets).

Sales to VF’s ten largest customers, all of which are retailers based in the United States, amounted to 26% of Total Revenues in 2010, 27% in 2009 and 26% in 2008. These larger customers included (in alphabetical order) Kohl’s Corporation, Macy’s, Inc., J.C. Penney Company, Inc., Sears Holdings Corporation, Target Corporation and Wal-Mart Stores, Inc. Sales to the five largest customers amounted to approximately 21% of Total Revenues in 2010, 2009 and 2008. Sales to VF’s largest customer, Wal-Mart Stores, Inc., totaled 10% of Total Revenues in 2010 and 11% in 2009 and 2008, the majority of which were in the Jeanswear Coalition.

Employees

VF employed approximately 47,000 men and women at the end of 2010, of which approximately 20,300 were located in the United States. Approximately 680 employees in the United States are covered by collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

Backlog

The dollar amount of VF’s order backlog as of any date is not meaningful, may not be indicative of actual future shipments and, accordingly, is not material for an understanding of the business of VF taken as a whole.

Executive Officers of VF

The following are the executive officers of VF Corporation as of February 19, 2011. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

			Period Served
Name	Position	Age	In Such Office(s)

Eric C. Wiseman	Chairman of the Board Chief Executive Officer President Director	55	August 2008 to date January 2008 to date March 2006 to date October 2006 to date
Robert K. Shearer	Senior Vice President and Chief Financial Officer	59	June 2005 to date
Bradley W. Batten	Vice President — Controller and Chief Accounting Officer	55	October 2004 to date
Candace S. Cummings	Vice President — Administration and General Counsel Secretary	63	March 1996 to date October 1997 to date
Michael T. Gannaway	Vice President — VF Direct/ Customer Teams	59	January 2008 to date
Frank C. Pickard III	Vice President — Treasurer	66	April 1994 to date
Boyd A. Rogers	Vice President; President — Supply Chain	61	June 2005 to date
Karl Heinz Salzburger	Vice President; President — VF International	53	January 2009 to date
Steve Rendle	Vice President; Group President — Outdoor & Action Sports Americas	51	January 2011 to date
Scott Baxter	Vice President; Group President — Jeanswear Americas & Imagewear	46	January 2011 to date

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

Mr. Batten rejoined VF in September 2004 and was named as Vice President — Controller in October 2004. Mr. Batten had previously served as Vice President & Chief Financial Officer of VF’s former intimate apparel business from 1998 to July 2000.

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

Mr. Rendle joined The North Face in 1999 and shortly afterward was promoted to Vice President of Sales. From 2004 to 2009, he served as President of The North Face. Prior to being appointed to his current role in January 2011, he served as President of VF’s Outdoor Americas coalition.

Mr. Baxter joined VF Corporation in 2007 as President of the Licensed Sports Group. In 2008, he was named Coalition President for the Imagewear Coalition, comprised of both the Image and the licensed Sports Group businesses.

Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2011 (“2011 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 1, 2011, which information is incorporated herein by reference.

Available Information

All periodic and current reports, registration statements and other filings that VF has filed or furnished to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and public reference room at 100 F Street, NE, Washington, DC 20549 and on VF’s website at www.vfc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge upon written request to the Secretary of VF Corporation, P.O. Box 21488, Greensboro, NC 27420. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

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

After VF’s 2011 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on April 30, 2010.

Item 1A.	Risk Factors.

The following risk factors should be read carefully in connection with evaluating VF’s business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect VF’s business, its operating results and its financial condition.

VF’s revenues and profits depend on the level of consumer spending for apparel, which is sensitive to general economic conditions. A decline in consumer spending could have a material adverse effect on VF.

The apparel industry has historically been subject to cyclical variations and is particularly affected by adverse trends in the general economy. The success of VF’s business depends on consumer spending, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, availability of credit, housing costs, stock market performance, energy prices and tax rates in the international, national, regional and local markets where VF’s products are sold. Consumer spending advanced at a relatively slow pace during 2010 following the recessionary conditions of 2008 and early 2009. A decline in actual or perceived economic conditions or other factors could negatively impact the level of consumer spending.

The effects of a return to recessionary conditions could have a material adverse effect on VF.

The global recession — with rising unemployment, reduced availability of credit, increased savings rates and declines in real estate and securities values — had and is continuing to have a negative impact on retail sales of apparel and other consumer products. Reduced sales at our wholesale customers may lead to lower retail inventory levels, reduced orders to VF, or order cancellations. These lower sales volumes, along with the possibility of restrictions on access to the credit markets, may result in our customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This may result in higher credit risk relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable could have a material adverse effect on VF’s financial condition and results of operations.

A growing portion of our revenues are direct-to-consumer through VF-operated stores and e-commerce websites. It is possible that reduced consumer confidence, along with a reduction in availability of consumer credit and increasing unemployment, could lead to a reduction in our direct-to-consumer sales channel. This could have a material adverse effect on VF’s financial condition and results of operations.

Fluctuations in the price, availability and quality of raw materials and finished goods could increase costs.

Fluctuations in the price, availability and quality of fabrics or other raw materials used by VF in its manufactured apparel, or of purchased finished goods, could have a material adverse effect on VF’s cost of sales or its ability to meet its customers’ demands. The prices for fabrics depend on demand and market prices for the raw materials used to produce them, with the price of cotton currently having a significant negative impact. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields, weather patterns and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its customers. In addition, increased costs could lead to reduced customer demand. These developments could have a material adverse effect on VF’s results of operations, liquidity and financial condition.

The apparel industry is highly competitive, and VF’s success depends on its ability to respond to constantly changing fashion trends and consumer demand. Reduced sales or prices resulting from competition could have a material adverse effect on VF.

VF competes with numerous apparel brands and manufacturers. Some of our competitors are larger and have more resources than VF in some product categories and geographies. In addition, VF competes directly with the private label brands of most of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on our ability to:

•	Anticipate and respond to changing consumer trends in a timely manner;

•	Develop attractive, high quality products;

•	Maintain strong brand recognition;

•	Price products appropriately;

•	Provide best-in-class marketing support and intelligence;

•	Ensure product availability and optimize supply chain efficiencies; and

•	Obtain sufficient retail floor space and effectively present our products at retail.

If we misjudge fashion trends and market conditions, we could have insufficient levels of inventory that cause us to miss opportunities to make sales, or we could have significant excess inventories of products that we may have to sell at a loss. Failure to compete effectively or to keep pace with rapidly changing markets and trends could have a material adverse effect on VF’s business, financial condition and results of operations.

VF’s results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. Factors that could affect our ability to accurately forecast demand for our products include:

•	An increase or decrease in consumer demand for VF’s products or for products of its competitors;

•	Our failure to accurately forecast customer acceptance of new products;

•	New product introductions by competitors;

•	Unanticipated changes in general market conditions or other factors, which result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

•	Weak economic conditions or consumer confidence, which reduce demand for VF’s products; and

•	Terrorism or acts of war, or the threat thereof, which adversely affect consumer confidence and spending or interrupt production and distribution of products and raw materials.

If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on VF’s results of operations and financial condition. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to VF’s reputation and relationships. There can be no assurance that we will be able to successfully manage inventory levels to meet our future order requirements.

A substantial portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers could substantially reduce VF’s revenues and profits.

A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 26% of Total Revenues in fiscal 2010, with Wal-Mart Stores, Inc. accounting for 10% of revenues. Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. These developments could result in a reduction in the number of stores that carry VF’s products, increase ownership concentration within the retail industry, increase credit exposure or increase leverage over their suppliers. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.

VF’s profitability may decline as a result of increasing pressure on margins.

The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, VF’s profitability will decline. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.

VF may not succeed in implementing its growth strategy.

One of our key strategic objectives is growth. We seek to grow through both organic growth and acquisitions by building new growing lifestyle brands, expanding our share with winning customers, stretching VF’s brands to new geographies, managing costs, leveraging our supply chain and information technology capabilities across VF, expanding our direct-to-consumer business and identifying and developing high potential employees. We may not be able to grow our existing businesses. We may have difficulty completing acquisitions, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration. We may not be able to expand our market share with winning customers, expand our brands geographically or achieve the expected results from our supply chain initiatives. We may also have difficulty recruiting or developing qualified employees. Failure to implement our growth strategy may have a material adverse effect on VF’s business.

VF’s operations in international markets, and earnings in those markets, may be affected by legal, regulatory, political and economic risks.

Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations. These include the burdens of complying with foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers in some international markets.

We cannot predict whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the United States, the European Union or other countries on the import or export of our products, or what effect any of these actions would have on VF’s business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices.

Approximately 40% of VF’s net income is earned in international jurisdictions. VF is exposed to risks of changes in U.S. policy for companies having business operations outside the United States. The President and others in his Administration have proposed changes in U.S. income tax laws that could, among other things, accelerate the U.S. taxability of non-U.S. earnings or limit foreign tax credits. Although such proposals have been deferred, if new legislation were enacted, it is possible our U.S. income tax expense could increase, which would reduce our earnings.

VF uses foreign suppliers and manufacturing facilities for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.

During fiscal 2010, approximately 66% of VF’s units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in Mexico, Central America and the Middle East. Although no single supplier and no one country is critical to VF’s production needs, any of the following could impact our ability to produce or deliver VF products and, as a result, have a material adverse effect on VF’s business, financial condition and results of operations:

•	Political or labor instability in countries where VF’s facilities, contractors and suppliers are located;

•	Political or military conflict could cause a delay in the transportation of raw materials and products to VF and an increase in transportation costs;

•	Heightened terrorism security concerns could subject imported or exported goods to additional, more frequent or more lengthy inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•	Decreased scrutiny by customs officials for counterfeit goods, leading to more counterfeit goods and reduced sales of VF products, increased costs for VF’s anticounterfeiting measures and damage to the reputation of its brands;

•	Disease epidemics and health-related concerns, such as the H1N1 virus, bird flu, SARS, mad cow and hoof-and-mouth disease outbreaks in recent years, could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of VF’s goods produced in infected areas;

•	Imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•	Imposition of duties, taxes and other charges on imports; and

•	Imposition or the repeal of laws that affect intellectual property rights.

Our business is subject to national, state and local laws and regulations for environmental, employment, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by VF or by independent suppliers who manufacture products for VF could have an adverse effect on our operations and cash flows.

Numerous governmental agencies enforce comprehensive federal, state and local laws and regulations on a wide range of environmental, employment, safety and other matters. VF could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, the costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors. Further, violations of such laws and regulations could affect the availability of inventory, affecting our net sales.

If VF’s suppliers fail to use acceptable ethical business practices, VF’s business could suffer.

We require third party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. However, we do not control the practices of our independent manufacturers. If one of our independent contractors violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, it could impact VF’s reputation and relationships. Although the loss of a single supplier would not have a significant impact on our operations, it could result in interruption of finished goods shipments to VF, cancellation of orders by customers, and termination of relationships. This, along with the damage to our reputation, could have a material adverse effect on VF’s revenues and, consequently, its results of operations.

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

In accordance with our operating practices, we hedge a significant portion of our foreign currency transaction exposures arising in the ordinary course of business to reduce risks in our cash flows and earnings. Our hedging strategies may not be effective in reducing these risks, and no hedging strategy can completely insulate VF from foreign exchange risk. We do not hedge foreign currency translation rate changes.

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

VF borrows funds on a short-term basis, primarily to support seasonal working capital requirements. Long-term debt is part of VF’s total capital structure. Because of conditions in global credit markets, VF may have difficulty accessing capital markets for short or long-term financing.

Particularly in 2008 and continuing to a lesser extent during the last two years, global capital and credit markets have experienced extreme volatility and disruption, with government intervention, mergers or bankruptcies of several major financial institutions, and a general decline in global liquidity. Many corporate issuers have been unable to access credit markets.

We typically use short-term commercial paper borrowings to support seasonal working capital requirements, with amounts generally repaid by the end of each year from strong cash flows from operations. VF was able to continue to borrow in the commercial paper markets during the last three years, and our commercial paper borrowings in 2010 were minimal. In the future, VF may seek to access the long-term capital markets to replace maturing debt obligations or to fund acquisition or other growth opportunities. There is no assurance that the commercial paper markets or the long-term capital markets will continue to be reliable sources of financing for VF.

VF has domestic and international bank credit facilities. One or more of the participating banks may not be able to honor their commitments, which could have an adverse effect on VF’s business.

VF has $1.3 billion of domestic and international bank credit facilities that expire in October 2012. If the financial markets return to recessionary conditions, this could impair the ability of one or more of the banks participating in our credit agreements from honoring their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

The loss of members of VF’s executive management and other key employees could have a material adverse effect on its business.

VF depends on the services and management experience of its executive officers and business leaders who have substantial experience and expertise in VF’s business. VF also depends on other key employees involved in the operation of its business. Competition for experienced and well-qualified personnel in the apparel industry is intense. The unexpected loss of services of one or more of these individuals could have a material adverse effect on VF.

VF may be unable to protect its trademarks and other intellectual property rights.

VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others imitating its products and infringing its intellectual property rights especially with the shift in product mix to higher priced brands and innovative new products in recent years. Some of VF’s brands, such as The North Face®, Vans®, JanSport®, Nautica®, Wrangler® and Lee® brands, enjoy significant worldwide consumer recognition, and the higher pricing of those products creates additional risk of counterfeiting and infringement.

Counterfeiting of VF’s products or infringement on its intellectual property rights could diminish the value of our brands and adversely affect VF’s revenues. Actions we have taken to establish and protect VF’s intellectual property rights may not be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of VF’s products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the United States or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on VF’s ability to enforce those rights.

The value of VF’s intellectual property could diminish if others assert rights in or ownership of trademarks and other intellectual property rights of VF, or trademarks that are similar to VF’s trademarks, or trademarks that VF licenses from others. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to VF’s trademarks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar trademarks. VF is from time to time involved in opposition and cancellation proceedings with respect to some of its intellectual property rights.

VF is subject to the risk that its licensees may not generate expected sales or maintain the value of VF’s brands.

During 2010, $78.0 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

•	Obtain capital;

•	Manage its labor relations;

•	Maintain relationships with its suppliers;

•	Manage its credit risk effectively; and

•	Maintain relationships with its customers.

In addition, VF relies on its licensees to help preserve the value of its brands. Although we make every attempt to protect VF’s brands through approval rights over design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of licensed VF brands by our licensees. The misuse of a brand by a licensee could have a material adverse effect on that brand and on VF.

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

VF relies on owned or independently-operated distribution facilities to warehouse and ship product to its customers. VF’s distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of VF’s products are distributed from a relatively small number of locations, VF’s operations could also be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers. We maintain business interruption insurance, but it may not adequately protect VF from the adverse effects that could be caused by significant disruptions in VF’s distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, VF’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from its distribution facilities. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.

VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating expense in VF’s Consolidated Statement of Income and could be material.

We evaluate goodwill and trademark intangible assets that are not amortized for possible impairment at least annually. In addition, intangible assets that are being amortized are tested for impairment whenever events or circumstances indicate that their carrying value might not be recoverable. For these impairment tests, we use various valuation methods to estimate the fair value of our business units and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference. During 2010 and 2009, we recognized goodwill and intangible asset impairment charges totaling $201.7 million and $122.0 million, respectively.

At December 2010, VF had indefinite-lived intangible assets of approximately $1.0 billion related to trademarks and $1.2 billion of goodwill on its balance sheet. In addition, VF had approximately $0.5 billion of intangible assets that are being amortized. Goodwill and intangible assets combined represent 41% of VF’s Total Assets and 69% of Stockholders’ Equity.

It is possible that we could have an impairment charge for goodwill or trademark intangible assets in future periods if (i) overall economic conditions in 2011 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and EBITDA and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

VF’s defined benefit pension plans were underfunded at the end of 2010.

VF’s defined benefit pension plans were underfunded by $207.4 million at the end of 2010. This underfunding resulted from the decline in market value of the qualified plans’ investment portfolios resulting from the global financial and credit crisis that began near the end of 2007 and a reduction in the discount rate used to determine the present value of the plans’ projected benefit obligations. Differences between actual results and amounts estimated using actuarial assumptions (e.g., investment returns, discount rate, mortality) are deferred and amortized as part of future years’ pension cost. Deferred actuarial losses included in Accumulated Other Comprehensive Income in Stockholders’ Equity totaled $415.2 million at December 2010. Primarily because of the amortization of these deferred actuarial losses, our pension cost was $67.6 million in 2010 and $98.0 million in 2009, a sharp increase from $10.8 million in 2008. We made $100 million of discretionary contributions to our pension plans during 2010 and $200 million in 2009, which increased the funded status of our pension plans to 85% at the end of 2010.

A further decrease in the value of our pension plans’ assets or a decrease in the discount rate used to value the plans’ liabilities to participants could result in a further decrease in the plans’ funded status. In that case, VF would recognize additional pension liabilities and additional charges to Stockholders’ Equity in our Consolidated Balance Sheet and higher pension expense in future years. Further, VF could be required to make additional cash funding contributions to return the funded status of the pension plans to a higher level over the next few years.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

VF owns certain facilities used in manufacturing and distribution activities and leases a distribution center under a capital lease. Other facilities are leased under operating leases that generally contain renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs. Manufacturing, distribution and administrative facilities being utilized at the end of 2010 are summarized below by reportable segment:

	Square Footage
	Owned		Leased

Outdoor & Action Sports	1,100,000	*	2,000,000
Jeanswear	6,000,000		2,600,000
Imagewear	800,000		2,000,000
Sportswear	500,000		200,000
Contemporary Brands	200,000		300,000
Corporate and shared services	200,000		100,000

	8,800,000		7,200,000

*	Includes assets under capital lease.

Approximately 70% of the owned and leased space represents manufacturing (cutting, sewing and finishing) and distribution facilities. The remainder represents administrative and showroom facilities.

In addition to the above, VF owns or leases retail locations totaling 6,200,000 square feet. VF also leases 500,000 square feet of space that was formerly used in its operations but is now subleased to a third party through the end of the lease term.

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

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The high and low sale prices of VF Common Stock, as reported on the NYSE Composite Tape in each calendar quarter of 2010, 2009 and 2008, along with dividends declared, are as follows:

			Dividends
	High	Low	Declared

2010
Fourth quarter	$89.74	$78.21	$0.63
Third quarter	82.11	69.24	0.60
Second quarter	89.23	71.04	0.60
First quarter	80.99	70.25	0.60

			$2.43

2009
Fourth quarter	$79.79	$68.60	$0.60
Third quarter	73.81	53.53	0.59
Second quarter	69.72	53.27	0.59
First quarter	59.98	46.06	0.59

			$2.37

2008
Fourth quarter	$77.69	$38.22	$0.59
Third quarter	84.60	65.50	0.58
Second quarter	79.87	69.44	0.58
First quarter	83.29	63.68	0.58

			$2.33

As of January 30, 2011, there were 4,319 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

Performance graph:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for the five calendar years ended December 31, 2010. The S&P 1500 Apparel Index at the end of 2010 consisted of Carter’s, Inc., Coach, Inc., Perry Ellis International, Inc., Fossil, Inc., Hanesbrands Inc., Liz Claiborne, Inc., Maidenform Brands, Inc., Movado Group, Inc., Oxford Industries, Inc., Phillips-Van Heusen Corporation, Polo Ralph Lauren Corporation, Quiksilver, Inc., True Religion Apparel, Inc., Under Armour, Inc., VF Corporation, Volcom, Inc. and The Warnaco Group, Inc. The graph assumes that $100 was invested on December 31, 2005, in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of calendar years 2005 through 2010. Past performance is not necessarily indicative of future performance.

Comparison of Five Year Total Return of
VF Common Stock, S&P 500 Index and S&P 1500 Apparel Index
VF Common Stock closing price on December 31, 2010 was $86.18

TOTAL SHAREHOLDER RETURNS

			December
	2005
Company/Index	Base	2006	2007	2008	2009	2010
VF CORPORATION	$100	$152.43	$131.11	$108.17	$150.13	$182.13

S&P 500 INDEX	100	115.79	122.16	76.96	97.33	111.99

S&P 1500 APPAREL INDEX	100	129.59	96.50	58.29	96.85	137.69

Issuer Purchases of Equity Securities:

The following table sets forth the repurchases of our shares of Common Stock during the fiscal quarter ended January 1, 2011:

				Maximum Number
			Total Number of	of Shares that
	Total	Weighted	Shares Purchased as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Fiscal Period	Purchased	per Share	Programs	Program(1)

October 3 — October 30, 2010	5,080	$85.02	5,080	7,579,415
October 31 — November 27, 2010	10,070	83.33	10,070	7,569,345
November 28 — January 1, 2011	1,002,400	88.15	1,002,400	6,566,945

Total	1,017,550		1,017,550

(1)	During the quarter, 996,200 shares of Common Stock were purchased under open market transactions. In addition, VF purchased 21,350 shares of Common Stock in connection with VF’s deferred compensation plans. We currently intend to repurchase at least 1.0 million shares in 2011 and will continue to evaluate future share purchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data for the five years ended January 1, 2011. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Notes” included in this report. Historical results presented herein may not be indicative of future results.

	2010	2009	2008	2007	2006
	Dollars and shares in thousands, except per share amounts

Summary of Operations(1)
Total revenues	$7,702,589	$7,220,286	$7,642,600	$7,219,359	$6,215,794
Operating income	820,860	736,817	938,995	965,441	826,144
Income from continuing operations attributable to VF Corporation	571,362	461,271	602,748	613,246	535,051
Discontinued operations attributable to VF Corporation	—	—	—	(21,625)	(1,535)
Net income attributable to VF Corporation	571,362	461,271	602,748	591,621	533,516

Earnings (loss) per common share attributable to VF Corporation common stockholders — basic
Income from continuing operations	$5.25	$4.18	$5.52	$5.55	$4.83
Discontinued operations	—	—	—	(0.20)	(0.01)
Net income	5.25	4.18	5.52	5.36	4.82
Earnings (loss) per common share attributable to VF Corporation common stockholders — diluted
Income from continuing operations	$5.18	$4.13	$5.42	$5.41	$4.73
Discontinued operations	—	—	—	(0.19)	(0.01)
Net income	5.18	4.13	5.42	5.22	4.72
Dividends per share	2.43	2.37	2.33	2.23	1.94
Dividend payout ratio (2) (7)	37.6%	46.0%	43.0%	42.7%	41.1%

Financial Position
Working capital	$1,716,585	$1,536,773	$1,640,828	$1,510,742	$1,563,162
Current ratio	2.5	2.4	2.6	2.3	2.5
Total assets	$6,457,556	$6,470,657	$6,433,868	$6,446,685	$5,465,693
Long-term debt	935,882	938,494	1,141,546	1,144,810	635,359
Stockholders’ equity	3,861,319	3,813,285	3,557,245	3,578,555	3,271,849
Debt to total capital ratio (3)	20.2%	23.7%	25.2%	26.4%	19.5%
Average number of common shares outstanding	108,764	110,389	109,234	110,443	110,560
Book value per common share	$35.77	$34.58	$32.37	$32.58	$29.11

Other Statistics(4)
Operating margin (7)	13.3%	11.9%	12.3%	13.4%	13.3%
Return on invested capital (5) (6) (7)	15.6%	12.6%	13.5%	14.8%	14.7%
Return on average stockholders’ equity (6) (7)	20.1%	17.2%	18.2%	19.7%	19.2%
Return on average total assets (6) (7)	11.8%	9.6%	10.0%	11.1%	10.6%
Cash provided by operations	$1,001,282	$973,485	$679,472	$833,629	$454,128
Cash dividends paid	264,281	261,682	255,235	246,634	216,529

(1)	Operating results for 2010 include a noncash charge for impairment of goodwill and intangible assets — $201.7 million (pretax) in operating income and $141.8 million (aftertax) in income from continuing operations and net income attributable to VF Corporation, $1.30 basic earnings per share and $1.28 diluted earnings per share. Operating results for 2009 include a noncash charge for impairment of goodwill and intangible assets — $122.0 million (pretax) in operating income and $114.4 million (aftertax) in income from continuing operations and net income attributable to VF Corporation, $1.03 basic and diluted earnings per share.

(2)	Dividends per share divided by the total of income from continuing and discontinued operations per diluted share (excluding the effect of the charge for impairment of goodwill and intangible assets in 2010 and 2009).

(3)	Total capital is defined as stockholders’ equity plus short-term and long-term debt.

(4)	Operating statistics are based on continuing operations (excluding the effect of the charges for impairment of goodwill and intangible assets in 2010 and 2009).

(5)	Invested capital is defined as average stockholders’ equity plus average short-term and long-term debt.

(6)	Return is defined as income from continuing operations before net interest expense, after income taxes.

(7)	Information presented for 2010 and 2009 excludes the impairment charge for goodwill and intangible assets. This information is a non-GAAP measure as discussed in “Non-GAAP Financial Information” in Item 7, herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

VF Corporation is a worldwide leader in branded lifestyle apparel and related products. Management’s vision is to grow VF by building leading lifestyle brands that excite consumers around the world. Lifestyle brands, representative of the activities that consumers aspire to, generally extend across multiple geographic markets and product categories and therefore have greater opportunities for growth.

VF owns a diverse portfolio of brands with strong market positions in many consumer product categories. In addition, we market occupational apparel to resellers and major corporate and governmental customers. VF has a broad customer base, with products distributed through leading specialty stores, upscale and traditional department stores, national chains and mass merchants, plus direct-to-consumer channels.

VF’s businesses are grouped by product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments, as described below:

Coalition	Principal VF-owned Brands

Outdoor & Action Sports	The North Face®, Vans®, JanSport®, Eastpak®, Kipling® (outside North America), Napapijri®, Reef®, Eagle Creek®, lucy®

Jeanswear	Wrangler®, Lee®, Riders®, Rustler®, Timber Creek by Wrangler®

Imagewear	Red Kap®, Bulwark®, Majestic®

Sportswear	Nautica®, Kipling® (within North America)

Contemporary Brands	7 For All Mankind®, John Varvatos®, Splendid®, Ella Moss®

Impact of the Current Global Economic Environment

The global recession from late 2007 through mid-2009 was the longest and most severe recession in the last several decades. This recession, with its flat-to-falling consumer income levels, sharp declines in real estate and securities markets, volatility in commodity and currency markets, significant increases in unemployment, numerous retailer and other bankruptcies and unprecedented government stimulus programs, led to a decline in consumer spending that impacted VF as well as most other companies.

The economic recovery in most developed countries over the last 18 months has been slow. Consumer spending, representing about 70% of the U.S. economy, has advanced slowly during this period and has only recently returned to pre-recession levels. Some of these headwinds will continue to impact VF and our competitors.

In response to the challenging market conditions of the last three years, we have been aggressive in controlling our costs and operating with lean inventory levels. Our balance sheet, cash flows from operations and liquidity have remained strong. And we have continued to invest in our brands. During 2010, we increased our investments in advertising and product development by over $100 million compared with the prior year. These investments were very targeted and were concentrated in our brands having the greatest opportunities for growth, including The North Face®, Vans® and our businesses in Asia. We will continue this higher level of investment spending during 2011, as we believe the strength of our brands is fundamental to our success in this economic climate.

Highlights of 2010

Following are the notable actions and achievements in 2010:

•	Revenues grew to a record $7.7 billion, an increase of 7% over the prior year, led by our Outdoor & Action Sports businesses. Revenues of The North Face® and Vans® rose 18% and 20%, respectively, over the prior year.

•	Our businesses in Asia continued to experience significant growth, with revenues up 31% over the prior year.

•	Our direct-to-consumer business revenues grew 13% over the prior year and represented 18% of Total Revenues in 2010. We opened 85 stores during the year.

•	Gross margin reached a record level of 46.7%.

•	Marketing spending increased 30% over the prior year as we continued to invest in our high growth, highly profitable brands and initiatives.

•	Excluding noncash impairment charges related to goodwill and intangible assets discussed in the “Analysis of Results of Operations” section below, operating income reached a record level and was in excess of $1.0 billion. Also, excluding these charges, net income of $713.2 million and earnings per share of $6.46 per share were each at all-time highs. (All per share amounts are presented on a diluted basis.) References to financial results excluding the impact of the impairment charges are non-GAAP measures and addressed below in the “Non-GAAP Financial Information” section.

•	Our record $1.0 billion of cash flow from operating activities allowed us to increase our cash balance, while funding (i) $412 million of repurchases of our Common Stock, (ii) $264 million of dividends, (iii) $203 million in payments of long-term debt, (iv) $150 million of investments in capital expenditures and acquisitions and (v) over $100 million in contributions to our pension plans.

•	We ended the year with $792 million of cash and equivalents. And with our “A minus” investment grade credit rating, we continued to have access to capital markets and had over $1.3 billion available under bank credit agreements.

•	We increased our dividends paid per share for the 38th consecutive year.

•	We purchased the remaining 50% equity interest of a joint venture that marketed the Vans® brand in Mexico (“Vans Mexico”).

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in our Total Revenues during the last two years:

	2010	2009
	Compared with	Compared with
In millions	2009	2008

Total revenues — prior year	$7,220	$7,643
Impact of foreign currency translation	(21)	(156)
Organic growth (decline)	463	(344)
Acquisition in prior year (to anniversary date)	13	16
Acquisition in current year	28	61

Total revenues — current year	$7,703	$7,220

Total Revenues consist of Net Sales of products and Royalty Income from licensees. Revenues increased 7% in 2010, led by 14% growth in our Outdoor & Action Sports businesses. In addition, while not to the same extent, revenues increased in most of our other businesses. Revenues declined 6% in 2009, with 2% of the decline due to foreign currency translation. Additional details on revenues are provided in the section titled “Information by Business Segment.”

In translating foreign currencies into the U.S. dollar, the stronger U.S. dollar in relation to the functional currencies of those countries where VF conducts the majority of its international business (primarily Europe/euro-based countries) negatively impacted revenue by $21 million in 2010 relative to 2009 and $156 million in 2009 relative to 2008. The weighted average translation rates for the euro were $1.33, $1.39 and $1.47 per euro for 2010, 2009 and 2008, respectively.

The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	2010	2009	2008

Gross margin (total revenues less cost of goods sold)	46.7%	44.3%	43.9%
Marketing, administrative and general expenses	33.4	32.4	31.7
Impairment of goodwill and intangible assets	2.6	1.7	—

Operating income	10.7%	10.2%	12.3%

Approximately 1.3% of the improvement in gross margin percentage in 2010 over 2009 was due to (i) a greater percentage of our revenues coming from higher gross margin businesses, including our direct-to-consumer operations, and (ii) other areas of operational improvements, including retail and inventory efficiencies. The remaining 1.1% improvement resulted from product cost reductions.

The gross margin percentage increased 1.4% in 2009 over 2008 from the impact of our growing direct-to-consumer operations, which have gross margin percentages higher than VF averages. In addition, gross margins improved in 2009 due to lower levels and improved profitability on disposal of distressed inventories. These increases were partially offset by lower gross margins in our European jeanswear and imagewear businesses. See the “Information by Business Segment” section below.

Marketing, Administrative and General Expenses as a percent of revenues increased 1.0% in 2010 over 2009 due to increased marketing spending in 2010, as discussed above, and 0.4% due to higher growth than average in our direct-to-consumer business, which has a higher expense ratio than our wholesale business. These increases were partially offset by lower domestic pension expense, which reduced the ratio by 0.6% in 2010 compared with 2009.

Marketing, Administrative and General Expenses as a percent of revenues increased 1.2% in 2009 over 2008 due to higher domestic pension expense and 1.1% due to higher growth than average in our direct-to-consumer business. The 2009 comparison benefited from (i) the absence of charges from cost reduction actions, which increased Marketing, Administrative and General Expenses by 0.7% as a percent of revenues in 2008, and (ii) the benefit of these actions and other spending reductions in 2009.

We completed our annual impairment testing for goodwill and indefinite-lived trademark intangible assets in the fourth quarter of 2010 in conjunction with finalizing our strategic plan. Based on our assessment of current and expected economic conditions, trends and forecasted cash flows at each business unit, and assumptions representative of those that market participants would make in valuing our business units, VF management determined that the carrying values of its goodwill and trademark intangible asset at its 7 For All Mankind® business unit exceeded the respective fair values. Accordingly, VF recorded a noncash impairment charge totaling $201.7 million ($141.8 million net of related income tax benefits) to reduce the carrying values of goodwill and the trademark intangible asset of this business unit to their fair values. This charge represents all of the recorded goodwill for the 7 For All Mankind® business unit and 40% of the consolidated goodwill and nonamortized trademark balances for this business unit. Similarly, as a result of our annual impairment testing in the fourth quarter of 2009, VF management determined that the carrying values of goodwill at its Reef®, Nautica®, and lucy® business units and trademark intangible assets at its Reef® and lucy® business units exceeded their respective fair values. Accordingly, VF recorded noncash impairment charges totaling $122.0 million ($114.4 million net of related income tax benefits) to reduce these carrying values to their fair values. Of this total, Reef® represented $36.7 million, Nautica® represented $58.5 million and lucy® represented $26.8 million (23%, 14% and 26%, respectively, of each businesses’ combined goodwill and nonamortized trademark intangible asset balances). For additional information, see Notes F, G and T to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section below.

Interest income was flat in 2010 compared with 2009, but decreased $3.9 million in 2009 from 2008 primarily due to lower interest rates. Interest expense decreased $8.2 million in 2010 from 2009 due to reduced short-term borrowing levels and the payment of $200 million of notes that matured in 2010. The $8.1 million decline in interest expense in 2009 from 2008 was due primarily to lower short-term borrowing levels. Average interest-bearing debt outstanding totaled $1,136 million for 2010, $1,364 million for 2009 and $1,454 million for 2008, with Short-term Borrowings representing 4.0%, 16.2% and 21.2% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 6.6% for 2010, 6.1% for 2009 and 6.3% for 2008. The increase in the weighted average interest rate in 2010 resulted from a reduction in commercial paper borrowings, which bear lower interest rates.

In connection with the Vans Mexico acquisition, we recognized a $5.7 million gain in Miscellaneous Income during 2010 from remeasuring our previous 50% investment in the joint venture to fair value.

Excluding the impairment charges discussed above, the tax rates for 2010 and 2009 were 24.9% and 26.2%, respectively, compared with 28.9% in 2008. During 2010, we recorded tax benefits of $20.5 million related to prior years’ refund claims and tax credits and $5.6 million of tax benefits related to expirations of statutes of limitations in international jurisdictions where accruals for uncertain tax positions had been recorded. These items lowered our 2010 annual tax rate by 2.7%. During 2009, we recorded tax benefits of $17.5 million related to favorable outcomes of U.S. state tax audits and from expirations of statutes of limitations in several U.S. state and international jurisdictions where accruals for uncertain tax positions had been recorded. These items lowered our 2009 annual tax rate by 2.3%. During 2008, we recorded tax benefits of (i) $24.6 million related primarily to favorable outcomes of foreign tax audits, expirations of statutes of limitations in foreign jurisdictions and other state tax benefits and (ii) $11.5 million to reflect updated assessments of previously accrued amounts. These items lowered our 2008 annual tax rate by 4.3%. After considering the impact of the unusual items discussed above, the remaining declines in the effective income tax rates in 2010 from 2009 and in 2009 from 2008 were primarily attributed to growth in our international businesses in jurisdictions having effective tax rates that are substantially lower than rates in the United States.

Net Income Attributable to VF Corporation increased to $571.4 million in 2010 from $461.3 million in 2009, while earnings per share increased to $5.18 in 2010 from $4.13 in 2009. Excluding the impairment charges noted above, earnings per share were $6.46 in 2010 and $5.16 in 2009. The increase in earnings per share in 2010 over 2009 resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below, and lower domestic pension expense, which benefited earnings per share in 2010 by $0.20. These benefits were partially offset by cost reduction actions that negatively impacted earnings per share in 2010 by $0.09. There were no similar actions taken in 2009.

Net Income Attributable to VF Corporation decreased to $461.3 million in 2009 from $602.7 million in 2008, while earnings per share decreased to $4.13 in 2009 from $5.42 in 2008. Earnings per share in 2009 were $5.16 excluding impairment charges for goodwill and intangible assets. Earnings per share in 2009 compared with 2008 were negatively impacted by (i) higher domestic pension expense of $0.48 and (ii) an unfavorable impact of $0.18 from translating foreign currencies into a stronger U.S. dollar. The earnings per share comparison in 2009 benefited from the absence of charges of $0.30 per share for cost reduction actions taken in 2008.

Information by Business Segment

Management at each of the coalitions has direct control over and responsibility for its revenues, operating income and assets, hereinafter termed “Coalition Revenues” and “Coalition Profit”, respectively. VF management evaluates operating performance and makes investment and other decisions based on Coalition Revenues and Coalition Profit. Common costs such as information systems processing, retirement benefits and insurance are allocated to the coalitions based on appropriate metrics such as usage or employment.

Corporate costs (other than costs charged directly to the coalitions), impairment charges and net interest expense are not controlled by coalition management and therefore are excluded from the Coalition Profit performance measure used for internal management reporting. See Note Q to the Consolidated Financial Statements for a summary of our results of operations and other information by coalition, along with a reconciliation of Coalition Profit to Income Before Income Taxes. To leverage the scale of VF, there are a number of functions that are shared across all coalitions. Accordingly, coalition results are not necessarily indicative of operating results that would have been reported had each coalition been an independent, stand-alone entity during the periods presented.

The following tables present a summary of the changes in our Total Revenues and Coalition Profit by coalition during the last two years:

	Outdoor
	& Action				Contemporary
In millions	Sports	Jeanswear	Imagewear	Sportswear	Brands	Other

Coalition Revenues — 2008	$2,807	$2,765	$991	$571	$386	$123
Impact of foreign currency translation	(76)	(77)	—	—	(3)	—
Organic growth (decline)	75	(182)	(126)	(73)	(26)	(12)
Acquisitions in prior year	—	16	—	—	—	—
Acquisition in current year	—	—	—	—	61	—

Coalition Revenues — 2009	2,806	2,522	865	498	418	111
Impact of foreign currency translation	(31)	9	5	—	(5)	1
Organic growth	402	7	39	—	13	2
Acquisition in prior year	—	—	—	—	13	—
Acquisition in current year	28	—	—	—	—	—

Coalition Revenues — 2010	$3,205	$2,538	$909	$498	$439	$114

	Outdoor
	& Action				Contemporary
In millions	Sports	Jeanswear	Imagewear	Sportswear	Brands	Other

Coalition Profit — 2008	$442	$379	$132	$42	$64	$(3)
Impact of foreign currency translation	(16)	(8)	—	—	(2)	1
Operations	67	1	(45)	10	(9)	4

Coalition Profit — 2009	493	372	87	52	53	2
Impact of foreign currency translation	(4)	6	1	—	(1)	—
Operations	153	54	23	—	(38)	(1)

Coalition Profit — 2010	$642	$432	$111	$52	$14	$1

Operating results of the lucy® business unit have been reclassified from the Contemporary Brands Coalition to the Outdoor & Action Sports Coalition consistent with the change in internal management reporting beginning in 2010.

Outdoor & Action Sports:

				Percent Change
Dollars in millions	2010	2009	2008	2010	2009

Coalition Revenues	$3,204.7	$2,806.1	$2,807.3	14.2%	0.0%
Coalition Profit	642.4	492.9	442.5	30.3%	11.4%
Operating Margin	20.0%	17.6%	15.8%

This coalition consists of VF’s outdoor and action sports-related businesses including The North Face® brand apparel, footwear and equipment, Vans® performance and casual footwear and apparel, JanSport® and Eastpak®

backpacks and apparel, Kipling® bags and accessories, Napapijri® outdoor-based sportswear, Reef® beach-inspired footwear and apparel, lucy® women’s apparel and Eagle Creek® adventure travel gear.

The Outdoor & Action Sports Coalition achieved record revenues, operating income and operating margin in 2010. The 14% increase in revenues was driven by growth in The North Face® and Vans® brands of 18% and 20%, respectively, over the prior year. These brands experienced growth in both domestic and international markets. Direct-to-consumer revenues for this coalition rose 20% in 2010 over 2009, with double-digit growth in The North Face®, Vans®, Kipling®, Napapijri® and lucy® retail businesses as we benefited from new store openings, growth in comp store sales and expansion of our e-commerce business. Revenues in Asia increased 31% in 2010 over the prior year.

Coalition Revenues in 2009 increased slightly on a reported basis compared with 2008 and 3% on a constant currency basis. Reported global revenues of The North Face® increased by 6% (including a negative impact of 3% from foreign currency translation) and Vans® increased by 5% (including a negative impact of 2% from foreign currency translation). In addition, revenues in Asia increased by more than 50%, largely due to increases in the Vans® brand, which was just introduced into China in 2008. These increases were offset by the impact of foreign currency translation and revenue declines in the other coalition businesses.

The operating margin improvement in 2010 over 2009 was driven by (i) a 2.5% increase in gross margin, reflecting improvements in retail store performance and improved profitability on the disposal of distressed inventories, and (ii) the leverage of operating expenses on higher revenues. These operating margin improvements were partially offset by a significant increase in marketing spending that negatively impacted operating margin comparisons by 1.2% in 2010 compared with 2009.

Approximately one-half of the operating margin improvement in 2009 over 2008 resulted from an increased gross margin, with higher margin direct-to-consumer revenues making up a larger portion of total Coalition Revenues in 2009. In addition, the 2009 operating margin comparison benefited by 0.3% from a charge for cost reduction actions taken in 2008 that did not recur in 2009. The remainder of the operating margin improvement in 2009 over 2008 was due to lower spending, partially offset by continued investments to expand the direct-to-consumer business.

Jeanswear:

				Percent Change
Dollars in millions	2010	2009	2008	2010	2009

Coalition Revenues	$2,537.6	$2,522.5	$2,764.9	0.6%	(8.8)%
Coalition Profit	431.9	370.9	378.9	16.5%	(2.1)%
Operating Margin	17.0%	14.7%	13.7%

The Jeanswear Coalition consists of our global jeanswear businesses, led by the Wrangler® and Lee® brands.

Domestic jeanswear revenues increased 2% in 2010 over 2009, with 3% growth in both our Wrangler® and Lee® brands reflecting the positive impact of new products introduced during the year. Domestic jeanswear revenues declined 4% in 2009 from 2008 due to a difficult retail environment, including the loss of volume from customers who filed for bankruptcy in 2008 and a reduction in noncore Riders® brand plus size and seasonal programs (some of which were reinstated in 2010).

International jeanswear revenues, including Europe, Canada, Mexico, Latin America and Asia, declined 3% in 2010, with lower revenues in Europe partially offset by 36% revenue growth in Asia and double-digit growth in all other foreign markets. The decline in Europe resulted from the decision in 2009 to exit our mass market jeans business in Europe, as well as continued difficult business conditions in the overall European jeanswear market.

Jeanswear revenues in international markets declined 18% in 2009 from 2008, with 8% of the decline resulting from the negative impact of foreign currency translation. The remainder of the decline was driven by recessionary conditions, especially in Europe, and the mass market jeans business exit in Europe. These declines were partially offset by a 14% increase in jeanswear revenues in Asia.

The improvement in operating margin in 2010 over 2009 resulted from a 2.6% higher gross margin reflecting (i) lower product costs, particularly in our U.S. jeanswear businesses, and (ii) lower levels of and improved profitability on the disposal of distressed inventories. Operating margin comparisons in 2010 also benefited from the 2009 exit of the European mass market jeans business, which had operating margins that were well below the coalition average. These benefits were partially offset by increased marketing spending and charges for cost reduction actions that negatively impacted 2010 operating margin comparisons by 0.8% and 0.3%, respectively.

The Jeanswear operating margin in 2009, compared with 2008, benefited by 1.0% from charges for cost reduction actions taken in 2008 that did not recur in 2009. The negative impact of higher distressed inventory provisions in our European businesses in 2009 was offset by lower spending across the coalition due in part to the 2008 cost reduction actions.

Imagewear:

				Percent Change
Dollars in millions	2010	2009	2008	2010	2009

Coalition Revenues	$909.4	$865.5	$991.1	5.1%	(12.7)%
Coalition Profit	111.2	87.5	131.6	27.1%	(33.5)%
Operating Margin	12.2%	10.1%	13.3%

The Imagewear Coalition consists of VF’s Image business (occupational apparel and uniforms) and Licensed Sports business (licensed high profile sports and lifestyle apparel).

Image business revenues increased 8% in 2010 over 2009 due to strength in the industrial and protective sectors resulting from the gradual economic recovery and the competitive advantage of our quick response service model. Licensed sports revenues increased 3% in 2010 over 2009 due primarily to growth in our licensed National Football League business.

Image business revenues declined 17% in 2009 from 2008 due to rising unemployment, particularly in the manufacturing and petrochemical sectors. Licensed sports revenues were down 8% in 2009 from 2008, resulting from lower attendance at sporting events and the overall weak retail environment and the highly discretionary nature of consumer spending on these products.

Operating margin increased 1.5% in 2010 over 2009 due to higher gross margins, resulting primarily from an improved mix of business. The remainder of the increase was driven by improved leverage of operating expenses on a higher level of revenues.

Operating margin declined in 2009 from 2008 due to revenue declines that negatively impacted the expense to revenue ratio and economic factors that affected obligations under royalty agreements in our licensed sports business.

Sportswear:

				Percent Change
Dollars in millions	2010	2009	2008	2010	2009

Coalition Revenues	$497.8	$498.3	$570.7	(0.1)%	(12.7)%
Coalition Profit	52.4	52.0	41.6	0.7%	25.0%
Operating Margin	10.5%	10.4%	7.3%

The Sportswear Coalition consists of our Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports Coalition).

Sportswear Coalition Revenues were flat in 2010 compared with 2009. A 2% decline in Nautica® brand revenues during 2010 due to lower volume in our owned outlet stores was offset by 30% growth in our Kipling® brand revenues. The increase in Kipling® brand revenues resulted from growth in direct-to-consumer revenues, performance in specialty stores and the successful launch in early 2010 of a new program that is exclusive with Macy’s, Inc.

The decline in Coalition Revenues in 2009 from 2008 was driven by a 13% decrease in Nautica® brand revenues, resulting from difficult market conditions in the department store channel and lower volume in our owned outlet stores.

The Sportswear Coalition operating margins were flat in 2010 compared with 2009. An improvement in gross margin percentage of 0.7% resulted from (i) lower markdown activity in the department store channel and our outlet store channel, (ii) lower levels of excess inventory coming into 2010 and (iii) a higher percentage of Kipling® revenues, which have higher gross margins than the coalition average. This improvement was offset by higher marketing spending.

The Sportswear Coalition operating margin improved in 2009 from 2008 due to aggressive cost and inventory reduction actions in our Nautica business. Also, the 2009 operating margin comparison benefited by 1.0% from charges for cost reduction actions taken in 2008 that did not recur in 2009, including the cost for the exit of the Nautica® women’s wholesale sportswear business.

Contemporary Brands:

				Percent Change
Dollars in millions	2010	2009	2008	2010	2009

Coalition Revenues	$438.7	$417.7	$385.9	5.0%	8.2%
Coalition Profit	14.0	50.8	63.5	(72.4)%	(20.0)%
Operating Margin	3.2%	12.2%	16.5%

This coalition consists of the 7 For All Mankind® brand of premium denim jeanswear and related apparel and the John Varvatos® luxury apparel collection for men. This coalition also includes the operating results of the Splendid® and Ella Moss® brands comprised of the earnings from our one-third equity investment from June 2008 through March 2009, when the remaining two-thirds equity interest was purchased, and the consolidated operating results thereafter.

The growth in Coalition Revenues in 2010 resulted from the 2009 acquisition of the Splendid® and Ella Moss® brands, which contributed an incremental $24 million in revenues in 2010, and 10% revenue growth in our John Varvatos® business. These increases were partially offset by a 3% decrease in global 7 For All Mankind® brand revenues, reflecting volume declines due to continued soft conditions in the premium denim market. Expanding the 7 For All Mankind® direct-to-consumer business is an important part of our growth strategy for this brand, and in 2010 we opened 20 retail stores.

The increase in Coalition Revenues in 2009 was due to the acquisition of the Splendid® and Ella Moss® brands. This increase was partially offset by an 8% decline in global 7 For All Mankind® brand revenues, driven by challenging conditions in the U.S. upper tier department and specialty store channel. The 7 For All Mankind® brand grew in Asia, where revenues nearly doubled, and in the brand’s direct-to-consumer business, where revenues more than tripled.

The decline in operating margin in 2010 compared with 2009 was driven by investments in new 7 For All Mankind® retail stores, higher marketing spending, the write-off of fixtures at eight underperforming retail stores that had been opened in previous years and lower margins associated with selling excess quantities of inventory. The operating margin comparison was also negatively impacted by 1.5% due to the favorable resolution of a value-added tax and duty matter during 2009 that did not recur in 2010. These decreases were partially offset by improved operating results in our John Varvatos® business, which had a positive operating margin in 2010 after generating operating losses in prior years.

Operating margins were negatively impacted in 2009 compared with 2008 by volume declines in our 7 For All Mankind® wholesale business that negatively impacted the expense to revenue ratio, increased retail investments across the coalition and higher operating losses in 2009 in our John Varvatos® business. The 2009 operating margin comparison benefited by 1.5% from charges in 2008 related to a value-added tax and duty matter and cost reduction initiatives that did not recur. Operating margins for the 7 For All Mankind® and Splendid® and Ella Moss® brands in 2009 were above the coalition average, at 16% and 20%, respectively.

Other:

				Percent Change
Dollars in millions	2010	2009	2008	2010	2009

Revenues	$114.4	$110.2	$122.7	3.8%	(10.2)%
Profit	(0.1)	1.2	(2.4)
Operating Margin	(0.1)%	1.1%	(2.0)%

The Other business segment includes the VF Outlet business, which is a group of VF-operated outlet stores in the United States that sell a broad selection of excess quantities of VF products and other branded products. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products, which provide a broader selection of merchandise to attract consumer traffic, are reported in this business segment. While revenues in the Other business segment were flat in 2010 compared with 2009, the decline in revenues in 2009 from 2008 was due to the impact of the economic recession on consumer spending.

Reconciliation of Coalition Profit to Consolidated Income Before Income Taxes:

There are three types of costs necessary to reconcile total Coalition Profit, as discussed in the preceding paragraphs, to Income Before Income Taxes. These costs, discussed below, are Impairment of Goodwill and Trademarks, Interest, and Corporate and Other Expenses. See also Note Q to the Consolidated Financial Statements.

Impairment of Goodwill and Trademarks and Interest Expense, Net were discussed in the previous “Consolidated Statements of Income” section. Impairment of Goodwill and Trademarks is excluded from Coalition Profit as they represent charges that are not a part of the ongoing operations of the respective businesses. See the “Non-GAAP Financial Information” section below. Interest is excluded from Coalition Profit because substantially all of our financing costs are managed at the corporate office and are not under the control of coalition management.

Corporate and Other Expenses consists of corporate headquarters’ and similar costs that are not apportioned to the operating coalitions. These expenses are summarized as follows:

In millions	2010	2009	2008

Information systems and shared services	$185.2	$164.7	$178.2
Less costs apportioned to coalitions	(143.7)	(143.7)	(150.3)

	41.5	21.0	27.9
Corporate headquarters’ costs	110.9	72.6	79.3
Trademark maintenance and enforcement	12.1	11.1	11.3
Other	60.0	90.3	1.1

Corporate and Other Expenses	$224.5	$195.0	$119.6

Information Systems and Shared Services — Included are costs of our management information systems and our centralized shared services center, which includes common financial, supply chain, human resources and customer management services that support our worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services, such as minutes of computer processing time, number of transactions or number of users. Costs to develop new computer applications that will be used across VF are not allocated to the coalitions. The increase in information systems and shared services costs in 2010 from 2009 resulted from the overall growth of our businesses, increased spending related to reconfiguring our western hemisphere sourcing organization and costs associated with changing third-party data center providers. The decrease in information systems and shared services costs in 2009 from 2008 is primarily due to reductions in third-party data center charges and amortization.

Corporate Headquarters’ Costs — Headquarters’ costs include compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general expenses, which are not apportioned to the coalitions. The increase in corporate headquarters’ costs in 2010 from 2009 was primarily driven by higher incentive compensation, increased contributions to the VF Foundation and significantly higher investments in strategy and innovation. The decline in corporate headquarters’ costs in 2009 from 2008 was due to reduced spending as part of our cost reduction efforts.

Trademark Maintenance and Enforcement — Legal and other costs of registering, maintaining and enforcing the majority of VF’s trademarks, plus related costs of licensing administration, are controlled by a centralized trademark and licensing staff and are not allocated to the coalitions.

Other — This category includes (i) costs that result from corporate programs or corporate-managed decisions that are not allocated to the business units for internal management reporting, (ii) adjustments to convert the earnings of certain business units using the FIFO inventory valuation method for internal reporting to the LIFO method for consolidated financial reporting and (iii) other consolidating adjustments, the most significant of which is related to the expense of our centrally-managed U.S. defined benefit pension plans. Coalition Profit of the business units includes only their current year service cost component of pension expense. Pension costs totaling $46.9 million for 2010 and $83.1 million for 2009, primarily representing amortization of deferred actuarial losses, were recorded in “other” expense. These costs were not significant in 2008.

Analysis of Financial Condition

Balance Sheets

Accounts Receivable at December 2010 were in line with the balance at December 2009. Increases in accounts receivable related to higher wholesale revenues near the end of 2010 compared with the 2009 period were offset by (i) an improvement in collections reflected in lower days’ sales outstanding and (ii) an increase in accounts receivable balances sold, as discussed in the “Liquidity and Cash Flows” section below and in Note C to the Consolidated Financial Statements.

Inventories increased 12% at December 2010 over the December 2009 balance due to (i) expected revenue growth in the first quarter of 2011 compared with the prior year period, (ii) rising inventory costs and (iii) accelerated purchases of fabric in anticipation of the expected price increases. These increases were partially offset by an improvement in our number of days of inventory on hand, compared with the end of 2009.

Property, Plant and Equipment at the end of 2010 was in line with the balance at the end of 2009 as the amount of depreciation expense approximated capital spending in 2010.

Total Intangible Assets and Goodwill decreased in 2010 due to the impairment charges discussed above, amortization of intangible assets and the impact of foreign currency translation, partially offset by the addition of intangible assets and goodwill related to the Vans Mexico acquisition.

Other Assets were higher at December 2010 due to an increase in deferred income tax assets, resulting primarily from the goodwill and intangible asset impairment charge discussed above.

Short-term Borrowings at December 2010 and December 2009 consisted of $36.6 million and $45.5 million, respectively, under international borrowing agreements.

The Current Portion of Long-term Debt was lower at December 2010 than December 2009 due to the payment of $200.0 million of 8.5% notes upon their maturity in 2010.

The increase in Accounts Payable at December 2010 compared with December 2009 resulted from the timing of inventory purchases and other payments.

The increase in Accrued Liabilities at December 2010 over December 2009 was driven primarily by higher incentive compensation accruals and the overall growth of our businesses.

Other Liabilities at December 2010 decreased from 2009 due to (i) lower deferred income taxes and (ii) a reduction in the underfunded status of our defined benefit pension plans at the end of 2010, as discussed in the following paragraph.

The recessionary conditions during 2008 resulted in a significant decline in the value of the investment portfolios of our defined benefit pension plans. As a result, our pension liability was over $400 million higher than pension assets at December 2008. To improve the funded status of our pension plans, we contributed over $200 million to these plans during 2009 and over $100 million in 2010. Accordingly, the plans’ underfunded status reported in our 2009 and 2010 Consolidated Balance Sheets was reduced to $250.9 million and $207.4 million, respectively. See Note M to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section below for a discussion of liability and equity balances related to defined benefit pension plans.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	2010	2009

Working capital	$1,717.3	$1,536.8
Current ratio	2.5 to 1	2.4 to 1
Debt to total capital	20.2%	23.7%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents and total capital defined as net debt plus stockholders’ equity, was 4.5% at the end of 2010.

VF’s primary source of liquidity is its strong cash flow provided by operating activities. Cash generated from operations, which was $1,001.3 million in 2010, $973.5 million in 2009 and $679.5 million in 2008, is primarily dependent on the level of Net Income, changes in accounts receivable, investments in inventories and other working capital components. Net Income was $573.5 million, $458.5 million and $602.8 million in 2010, 2009 and 2008, respectively. Net Income in 2010 and 2009 were negatively impacted by noncash pretax impairment charges for goodwill and intangible assets of $201.7 million and $122.0 million, respectively.

Operating cash flow for 2010 and 2009 included $100.0 million and $200.0 million, respectively, of discretionary contributions to our U.S. qualified defined benefit pension plan. There were no contributions to this plan in 2008. VF has adequate liquidity to meet future funding requirements. We will continue to evaluate the funded status of our retirement plans and future funding requirements.

The significant change in deferred income taxes for 2010 was driven by an increase in deferred income tax assets, resulting primarily from the goodwill and intangible asset impairment charges in 2010.

The net change in operating asset and liability components provided an increase to operating cash flow of $90.4 million in 2010 and $228.1 million in 2009, in contrast to reducing operating cash flows by $150.6 million in 2008. The positive cash generation from these components in 2010 was due to higher incentive compensation accruals and other accrued liabilities resulting from business growth in 2010. The increase in accounts payable at the end of 2010 was primarily offset by higher inventory levels.

The positive cash generation from these components in 2009 was driven by our aggressive management of inventory levels and the sale of selected accounts receivable discussed in the paragraph below. The changes in operating cash flows from other current assets during 2009 resulted from an unusually high amount of prepaid income taxes at the end of 2008. Operating cash flow in 2008 benefited from an additional week of collections on accounts receivable in the 53rd week of the fiscal year in that collections sharply exceeded credit sales in that week.

In 2009, VF entered into an agreement to sell selected trade accounts receivable, on a nonrecourse basis, to a financial institution. This agreement allows VF to have up to $192.5 million of accounts receivable held by the financial institution at any point in time. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the end of 2010 and 2009, accounts receivable in the Consolidated Balance Sheets had been reduced by $112.3 million and $74.2 million, respectively, related to balances sold under this program. Net proceeds of this accounts receivable sale program are recognized as part of the change in accounts receivable in cash provided by operating activities in the Consolidated Statements of Cash Flows. This program resulted in increases of $38.1 million and $74.2 million in operating cash flow in 2010 and 2009, respectively.

VF will rely on its continued strong cash generation to finance ongoing operations as well as most other circumstances that may arise. VF has significant existing liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of 2010, $983.3 million was available for borrowing under VF’s $1.0 billion senior unsecured domestic revolving bank credit facility, with $16.7 million of standby letters of credit issued under the agreement. This credit facility is used primarily to support our seasonal commercial paper borrowings. Also at the end of 2010, €250.0 million (U.S. dollar equivalent of $334.2 million) was available for borrowing under VF’s senior unsecured international revolving bank credit facility.

VF’s liquidity position is also enhanced by its favorable credit agency ratings, which allow for access to additional capital at competitive rates. At the end of 2010, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. Both agencies have a ‘stable’ outlook for VF. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the $600.0 million of senior notes issued in 2007, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

Cash of $38.3 million, $212.3 million and $93.4 million was used for acquisitions in 2010, 2009 and 2008, respectively, which is net of cash balances in the acquired companies. These acquisitions were funded with existing VF cash balances.

Capital expenditures were $111.6 million in 2010, compared with $85.9 million in 2009 and $124.2 million in 2008. Capital expenditures in each of these years primarily related to our retail store rollout, distribution network and information systems. We expect that capital spending could reach $225 million in 2011, reflecting the need for office and distribution space for our expanding international and domestic outdoor businesses as well as an accelerated retail store opening plan. This spending will be funded by cash flow from operations.

During 2010, 2009 and 2008, VF purchased 5.1 million, 1.6 million and 2.0 million shares, respectively, of its Common Stock in open market transactions. The cost of these transactions was $411.8 million, $112.0 million and $149.7 million with an average price of $81.11 in 2010, $71.80 in 2009 and $74.86 in 2008. Under its current authorization from the Board of Directors, VF may purchase an additional 6.6 million shares. We will continue to evaluate future share repurchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.

Cash dividends totaled $2.43 per common share in 2010, compared with $2.37 in 2009 and $2.33 in 2008. Our dividend payout rate was 46.9% of our diluted earnings per share in 2010, 57.4% in 2009 and 43.0% in 2008 (37.6% in 2010 and 46.0% in 2009 excluding the effects of the noncash goodwill and intangible asset impairment charges in those years). On a longer term basis, we expect to pay dividends of approximately 40% of our diluted earnings per share. The current indicated annual dividend rate for 2011 is $2.52 per share.

Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2010 that will require the use of funds:

			Payment Due or Forecasted by Period
In millions	Total	2011	2012	2013	2014	2015	Thereafter

Recorded liabilities:
Long-term debt (1)	$946	$3	$3	$3	$3	$3	$931
Other (2)	483	118	59	51	49	41	165
Unrecorded commitments:
Interest payment obligations (3)	1,289	58	58	58	57	57	1,001
Operating leases (4)	895	188	157	131	109	95	215
Minimum royalty payments (5)	378	62	82	75	77	26	56
Inventory obligations (6)	907	854	15	15	15	8	—
Other obligations (7)	177	112	30	21	12	1	1

Total	$5,075	$1,395	$404	$354	$322	$231	$2,369

(1)	Long-term debt, including the current portion, consists of required principal payments on long-term debt and capital lease obligations.

(2)	Other recorded liabilities represent payments due for other noncurrent liabilities in VF’s Consolidated Balance Sheet. Payments for deferred compensation and other employee-related benefits, income taxes, product warranty claims and other liabilities are based on historical and forecasted cash outflows.

(3)	Interest payment obligations represent (i) required interest payments on long-term debt, (ii) the interest portion of payments on capital leases and (iii) accretion of debt discount (in the “Thereafter” column) on the $300.0 million principal amount of notes. Amounts exclude bank fees, amortization of deferred costs and a hedging gain that would be included in Interest Expense in our Consolidated Financial Statements.

(4)	Operating leases represent required minimum lease payments. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities and maintenance. Such costs, which are not included above, average approximately 22% of the stated minimum lease payments. Total lease commitments exclude $10.4 million of payments to be received under noncancelable subleases.

(5)	Minimum royalty payments include required minimum advertising commitments under license agreements.

(6)	Inventory obligations represent binding commitments to purchase finished goods, raw materials and sewing labor that are payable upon satisfactory receipt of the inventory by VF. The reported amount excludes inventory purchase liabilities included in Accounts Payable at December 2010.

(7)	Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects.

We have other financial commitments at the end of 2010 that are not included in the above table but may require the use of funds under certain circumstances:

•	An agreement to acquire the trademarks and related intellectual property of Rock and Republic Enterprises, Inc. for approximately $57 million, subject to customary conditions and entry of a confirmation order in the Bankruptcy Court for the Southern District of New York.

•	Funding contributions to our defined benefit pension plans are not included in the table because of uncertainty over whether or when further contributions will be required.

•	$89.9 million of surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.

•	Purchase orders for goods or services in the ordinary course of business that represent authorizations to purchase rather than binding commitments.

During 2010, VF used cash flows from operations to meet its obligations when due and, for seasonal needs, limited issuance of commercial paper; there were no borrowings under our domestic or international bank facilities during the year. Credit market conditions and the general contraction of liquidity in the United States and global capital markets during the second half of 2008 and continuing into 2009 had a significant impact on the ability of many companies to access the commercial paper and other capital markets. VF was able to issue commercial paper for seasonal working capital needs during this period reflecting our investment grade credit rating. If the commercial paper markets were not available, VF has a total of $1.3 billion of liquidity available under its domestic and international revolving bank credit agreements that do not expire until October 2012. Management believes that VF’s cash balances and funds provided by operating activities, as well as unused bank credit lines, additional borrowing capacity and access to equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain our dividend payout policy and (iii) flexibility to meet investment opportunities that may arise.

We do not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.

Risk Management

VF is exposed to risks in the ordinary course of business. We regularly assess and manage our exposures to these risks through our operating and financing activities and, when appropriate, by (i) taking advantage of naturally offsetting exposures within VF, (ii) purchasing insurance from commercial carriers or (iii) the use of derivative financial instruments. Some of our potential risks are discussed below:

Insured risks — We self-insure a substantial portion of our employee group medical, worker’s compensation, vehicle, property, director and officer, and general liability exposures and purchase insurance from highly rated commercial carriers for losses in excess of retained exposures.

Cash and equivalents risks — VF had $792.2 million of cash and equivalents at the end of 2010, which includes demand deposits, institutional money market funds that invest in obligations issued or guaranteed by the U.S. or foreign governments and short-term time deposits of foreign commercial banks. We continually monitor the credit ratings of VF’s financial institutions. Similarly, we monitor the credit quality of cash equivalents and fixed income investments in our defined benefit pension plan portfolio.

Defined benefit pension plan risks — VF is subject to funding and earnings risks of its defined benefit pension plans. VF’s pension plans were substantially fully funded at the end of 2007. At the end of 2010, the plans are underfunded due primarily to substantial investment portfolio losses incurred in 2008 and an increase in projected benefit obligations because of a decline in the discount rate used to value those obligations. Declines in the funded status of our plans were offset in part by VF contributions of over $100 million to the plans during 2010 and over $200 million during 2009, as well as investment performance that has exceeded our actuarial return assumption. Accordingly, at the end of 2010, VF has a $207.4 million liability representing the underfunded status of the plans ($1,211.6 million of plan assets compared with a projected benefit obligation of $1,419.0 million) and a $433.8 million pretax balance in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. We will continue to evaluate the funded status of our retirement plans and future funding requirements. Further, as more fully described in the “Critical Accounting Policies and Estimates” section below, we have begun to take actions that will limit the risk in investments of our domestic defined benefit pension plans and reduce the year-to-year variability of our domestic plans’ funded status and resulting pension expense.

Interest rate risks — We limit the risk of interest rate fluctuations by managing our mix of fixed and variable interest rate debt. In addition, we may use derivative financial instruments to manage our interest rate risk. Since all of our long-term debt has fixed interest rates, our interest rate exposure relates to changes in interest rates on our variable rate short-term borrowings, which averaged approximately $45 million during 2010. However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the low levels of variable rate borrowings and the levels of cash equivalents during 2010, the effect on reported net income of a hypothetical 1.0% change in interest rates would not be significant.

Foreign currency exchange rate risks — VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 30% of our revenues in 2010 were generated in international markets. Most of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. We do not hedge the translation of foreign currency operating results into the U.S. dollar, however we do hedge foreign currency transactions as discussed later in this section.

Assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. We have an international bank credit agreement that provides for up to €250.0 million (U.S. dollar equivalent of $334.2 million at December 2010) of euro-denominated borrowings. Although there were no borrowings under this agreement during 2010, borrowings under the agreement could be used to reduce the exposure to currency rate changes for our euro-denominated net assets. Net advances to and investments in our foreign businesses in Europe, Latin America and Asia are considered to be long-term, and accordingly, foreign currency transaction effects on those long-term advances are deferred as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. We do not hedge net investments in foreign subsidiaries, which could impact the U.S. dollar value of those investments.

We monitor net foreign currency market exposures and enter into derivative foreign currency contracts to hedge the effects of exchange rate fluctuations for a significant portion of our forecasted foreign currency cash flows or specific foreign currency transactions. Use of these financial instruments allows us to reduce the overall exposure to risks from exchange rate fluctuations on VF’s cash flows and earnings, since gains and losses on these contracts will offset losses and gains on the cash flows or transactions being hedged. Our practice is to hedge a portion of net foreign currency cash flows forecasted for periods of up to 20 months (relating to cross-border inventory purchases, production costs, product sales and intercompany royalty payments) by buying or selling primarily U.S. dollar contracts against various currencies. Currently, we use only forward exchange contracts but may use options or collars in the future.

For cash flow hedging contracts outstanding at the end of 2010, if there were a hypothetical change in foreign currency exchange rates of 10% compared with rates at the end of 2010, it would result in a change in fair value of those contracts of approximately $80 million. However, any change in the fair value of the hedging contracts would result in an offsetting change in the fair value of the underlying balance sheet positions impacted by the currency rate changes.

Counterparty risks — VF is exposed to credit-related losses in the event of nonperformance by counterparties to derivative hedging instruments. To manage this risk, we have established counterparty credit guidelines and enter into derivative transactions only with financial institutions with ‘A minus/A3’ investment grade credit ratings or better. We continually monitor the credit rating of, and our hedging positions with, each counterparty. Additionally, we utilize a portfolio of financial institutions to minimize our exposure to potential counterparty defaults and will adjust our positions if necessary. We also monitor counterparty risk for derivative contracts within our defined benefit pension plans.

Commodity price risks — VF is exposed to market risks for the pricing of cotton and other fibers, which may impact fabric prices. To manage risks of fabric prices, we negotiate prices for denim and other fabrics in advance when possible. We have not historically managed commodity price exposures by using derivative instruments.

Deferred compensation and related investment security risks — VF has nonqualified deferred compensation plans in which liabilities to the plans’ participants are based on the market values of investment funds selected by the participants. The risk of changes in the market values of the participants’ investment selections is hedged by VF’s investment in a portfolio of securities that substantially mirror the participants’ investment selections. Increases and decreases in deferred compensation liabilities are substantially offset by corresponding increases and decreases in the market value of VF’s investments, resulting in an insignificant net exposure to our operating results and financial position.

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

The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that we place an order to manufacture or purchase inventory until that inventory is sold and the trade receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. In addition, we may retain outside specialists to assist us in valuations of business acquisitions, impairment testing of goodwill and intangible assets, equity compensation, pension benefits and self-insured liabilities. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.

We believe the following accounting policies involve the most significant management estimates, assumptions and management judgments used in preparation of our Consolidated Financial Statements or are the most sensitive to change from outside factors. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Inventories

Our inventories are stated at the lower of cost or market value. Cost includes all material, labor and overhead costs incurred to manufacture or purchase the finished goods. Overhead allocated to manufactured product is based on the normal capacity of our plants and does not include amounts related to idle capacity or abnormal production inefficiencies. Market value is based on a detailed review at each business unit, at least quarterly, of all inventories on the basis of individual styles or individual style-size-color stock-keeping units (“SKUs”) to identify slow moving or excess products, discontinued and to-be-discontinued products, and off-quality merchandise. This review matches inventory on hand, plus current production and purchase commitments, with current and expected future sales orders. For those units in inventory that are identified as slow-moving or excess or off-quality, we estimate their market value based on historical experience and current realization trends. This evaluation, performed using a systematic and consistent methodology, requires forecasts of future demand, market conditions and selling prices. If the forecasted market value, on an individual style or SKU basis, is less than cost, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures, on an individual style or SKU basis, at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to our timely identification and rapid disposal of these reduced value inventories.

Physical inventory counts are taken on a regular basis. We provide for estimated inventory losses that have likely occurred since the last physical inventory date. Historically, our physical inventory shrinkage has not been significant.

Long-lived Assets

We allocate the purchase price of an acquired business to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. We evaluate fair value using three valuation techniques — the replacement cost, market and income methods — and weight the valuation methods based on what is most appropriate in the circumstances. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective.

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

We review property and definite-lived intangible assets for possible impairment on an ongoing basis to determine if events or changes in circumstances indicate that it is more likely than not that the carrying amount of an asset may not be fully recoverable. We test for possible impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent. We measure recoverability of the carrying value of an asset or asset group by comparison with estimated undiscounted cash flows expected to be generated by the asset. If the forecasted total of undiscounted cash flows exceeds the carrying value of the asset, there is no impairment charge. If the undiscounted cash flows are less than the carrying value of the asset, we estimate the fair value of the asset based on the present value of its future cash flows and recognize an impairment charge for the excess of the asset’s carrying value over its fair value.

Indefinite-lived intangible assets, consisting of major trademarks, and goodwill are not subject to amortization. Rather, we evaluate those assets for possible impairment as of the beginning of the fourth quarter as part of our annual strategic planning process, or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may exceed its fair value. Fair value of an indefinite-lived trademark intangible asset is based on an income approach using the relief-from-royalty method. Under this method, forecasted global revenues for products sold with the trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership) from an independent party, and fair value is the present value of those forecasted royalties avoided by owning the trademark. If the fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the fair value of the trademark is less than its carrying value, an impairment charge would be recognized for the difference.

We assess the recoverability of the carrying value of goodwill at each reporting unit having goodwill using the required two-step approach. Our reporting units are either our coalitions or a business unit if discrete financial information is available and reviewed by coalition management. Two or more business units may be aggregated for impairment testing if they have similar economic characteristics. In the first step of the goodwill impairment test, we compare the carrying value of a business unit, including its recorded goodwill, to the fair value of the business unit. We estimate the fair value of a business unit using both income-based and market-based valuation methods. The principal method used is an income-based method in which the business unit’s forecasted future cash flows are discounted to their present value. In the market-based valuation method, the fair value of a business unit is estimated using multiples of revenues and of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Based on the range of fair values developed from the income and market-based methods, we determine the appropriate estimated fair value for the business unit. If the fair value of the business unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the business unit is less than its carrying value, we perform the second step of the goodwill impairment test to determine the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the business unit to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of the goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of the goodwill.

The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which we operate and conditions in the capital markets, many of which are outside of management’s control. At the business unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific business unit, along with assessment of the business unit’s strategies and forecasts of future cash flows. Forecasts of individual business unit cash flows involve management’s estimates and assumptions regarding:

•	Annual cash flows arising from future revenues and profitability, changes in working capital, capital spending and income taxes for at least a 10 year forecast period. The forecast assumes that the business has matured and long-term growth levels have been reached by the end of this period.

•	A terminal growth rate for years beyond our initial forecast period. The terminal growth rate is generally comparable to historical growth rates for overall consumer spending and, more specifically, for apparel spending.

•	A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term Treasury securities, the risk premium associated with investing in equity securities of comparably-sized companies, beta obtained from comparable companies and the cost of debt for investment grade issuers. In addition, the discount rate considers any company specific risk in achieving the prospective financial information.

Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of our business units.

In our 2010 evaluation of goodwill and indefinite-lived trademark intangible assets, we concluded that the carrying values of goodwill and of trademark intangible assets at our 7 For All Mankind® business unit exceeded their respective fair values based on the analysis of current and expected future economic conditions in conjunction with finalizing our strategic plan in the fourth quarter of 2010. Accordingly, we recognized impairment charges in our 2010 Consolidated Statement of Income of $195.2 million to write down the carrying value of the goodwill and $6.6 million to write down the carrying value of the nonamortized trademark intangible assets. Similarly in the prior year, we concluded that the carrying values of goodwill at our Reef®, Nautica® and lucy® business units and the carrying values of trademark intangible assets at our Reef® and lucy® business units exceeded their respective fair values. Accordingly, we recognized impairment charges in our 2009 Consolidated Statement of Income of $101.9 million to write down the carrying value of their goodwill and $20.1 million to write down the carrying value of their trademark intangible assets. The noncash charges of $201.7 million in 2010 and $122.0 million in 2009 did not have a significant impact on our financial position or debt covenants and no impact on our liquidity. The charges were based on estimates and judgments; changes to the fair value assumptions potentially would have resulted in different goodwill or intangible asset impairment charges. See Notes F, G and T of the Consolidated Financial Statements for additional information about the impairment charges recorded for these business units.

At the date of our most recent impairment test, except for the 7 For All Mankind® business unit discussed above and the Splendid and Ella Moss® business unit discussed below, the estimated fair value of each of our business units exceeded its respective carrying value by at least 15%, and the estimated fair value of each indefinite-lived trademark intangible asset exceeded its respective carrying value by at least 20%. Accordingly, no other goodwill or trademark impairment charges were recorded. The Splendid® and Ella Moss® business unit has been part of our Contemporary Brands Coalition since our acquisition of those brands in 2009. The Splendid® and Ella Moss® brands are premium-priced lifestyle brands marketed to upscale department and specialty stores. In addition, the rollout of owned stores is a significant component in the growth model for these brands. Although the Splendid® and Ella Moss® brands have primarily performed as planned since their acquisition, there has not been significant growth in fair value of the business. Accordingly, at October 3, 2010 (the date of our annual impairment test), the business unit’s fair value was $304.2 million, which exceeded its carrying value by 7%. Goodwill in this business unit was $142.4 million. Further, the estimated fair value of the trademarks of this business unit exceeded their recorded amount ($98.9 million) by 19%.

It is possible that our conclusions regarding impairment or recoverability of goodwill or trademark intangible assets in any business unit could change in future periods if, for example, (i) our businesses do not perform as projected, (ii) overall economic conditions in 2011 or future years vary from our current assumptions, (iii) business conditions or our strategies for a specific business unit change from our current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

Stock Options

We use a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. We believe that a lattice model provides a refined estimate of the fair value of options because it can incorporate (i) historical option exercise patterns and multiple assumptions about future option exercise patterns for each of several groups of option holders and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. We performed an annual review of all assumptions and believe that the assumptions employed in the valuation of each option grant are reflective of our outstanding options and underlying Common Stock and of our groups of option participants. Our lattice valuation is based on the assumptions listed in Note O to the Consolidated Financial Statements.

One of the critical assumptions in the valuation process is estimating the expected average life of the options before they are exercised. For each option grant, we based our estimates on evaluations of the historical and expected option exercise patterns for each of the groups of option holders that have historically exhibited different option exercise patterns. These evaluations included (i) voluntary stock option exercise patterns based on a combination of changes in the price of VF Common Stock and periods of time that options are outstanding before exercise and (ii) involuntary exercise patterns resulting from turnover, retirement and mortality.

Volatility is another critical assumption requiring judgment. We based our estimate of future volatility on a combination of implied and historical volatility. Implied volatility was based on short-term (6 to 9 months) publicly traded near-the-money options on VF Common Stock. We measure historical volatility over a ten year period, corresponding to the contractual term of the options, using daily stock prices. Our assumption for valuation purposes was that expected volatility starts at a level equal to the implied volatility and then transitions to the historical volatility over the remainder of the ten year option term.

Pension Obligations

VF sponsors a qualified defined benefit pension plan covering most full-time domestic employees employed before 2005 and an unfunded supplemental defined benefit plan that provides benefits in excess of the limitations imposed by income tax regulations. VF also sponsors defined benefit plans covering selected international employees. The selection of actuarial assumptions for determining our projected pension benefit liabilities and our annual pension expense is significant due to the long time period over which benefits are accrued and paid. We annually update participant demographics and the expected amount and timing of benefit payments. We review annually the principal economic actuarial assumptions, summarized in Note M to the Consolidated Financial Statements, and modify them based on current rates and trends. We also periodically review and modify as necessary other plan assumptions such as rates of compensation increases, retirement, termination, disability and mortality. We believe our assumptions appropriately reflect the participants in and benefits provided by the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.

One of the critical assumptions used in the actuarial model is the discount rate. (This discussion of discount rate, and the discussion of return on assets in the next paragraph, relate specifically to our U.S. pension plans, which comprise over 90% of plan assets and projected benefit obligations of our combined domestic and international plans.) The discount rate is used to estimate the present value of future cash outflows required to meet our projected benefit obligations. The discount rate reflects the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. Our discount rate assumption is based on current market interest rates. We select our discount rate based on matching high quality corporate bond yields to the timing of projected benefit payments to participants in our U.S. pension plans. We use the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service or, if a Moody’s rating is not available, bonds rated ‘Aa’ by two other recognized rating services. From this population of over 600 such bonds having at least $50 million outstanding that are noncallable/nonputtable unless with make-whole provisions, we exclude the highest and lowest yielding bonds. The plans’

projected benefit payments are matched to current market interest rates over the expected payment period, and a present value is developed that produces a single discount rate that recognizes our plans’ distinct liability characteristics. We believe that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards and that our 2010 discount rate of 5.65% appropriately reflects current market conditions and the long-term nature of projected benefit payments to participants in our domestic pension plans. This lower discount rate, compared with the rate of 6.05% at the end of 2009, reflects the general decline in yields of U.S. government obligations and high quality corporate bonds during 2010. The discount rate for our plans may differ from the rates used by other companies because of longer expected duration of benefit payments reflecting (i) the higher percentage of female participants with a longer life expectancy and (ii) the higher percentage of inactive participants who will not begin receiving vested benefits for many years.

Another critical assumption of the actuarial model is the expected long-term rate of return on investments. Our investment objective is to maximize the long-term return through a diversified portfolio of assets with an acceptable level of risk. These risks include market, interest rate, credit, liquidity and foreign securities risks. Investment assets consist of domestic and international equity, corporate and governmental fixed income, real estate and commodity securities. We develop a projected rate of return for each of our investment asset classes based on many factors, including recent and historical returns, the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed income securities. The weighted average projected long-term rates of return of the various assets held by the qualified plan provide the basis for the expected long-term rate of return actuarial assumption. Our rate of return assumption was 7.75% in 2010 and 8.00% in 2009 and 2008. Although we have not changed the overall target mix of investments, we have over the last two years altered the investment mix to improve investment performance by (i) adding commodities as an asset class, (ii) increasing the allocation to fixed income investments, (iii) reducing the allocation to equity investments and (iv) increasing the allocation in equities to more international investments. As the qualified plan becomes more fully funded, our intent is to lengthen the average duration of fixed income investments to more closely match expected benefit payments so that the effect of interest rate changes on our plan’s investments will be better correlated with the benefit obligations the investments are intended to fund. The changes in asset allocation should, over time, reduce the year-to-year variability of our domestic plan’s funded status and resulting pension expense. Based on an evaluation of market conditions, projected market returns and planned changes in investment mix, we will continue to use a rate of return assumption of 7.75% for our U.S. plan for 2011. We monitor our plan’s asset allocation to balance anticipated investment returns with risk.

The funded status of our defined benefit pension plans is reflected in the balance sheet as the excess (or deficiency) of pension plan assets compared with projected benefit obligations payable to plan participants. The market value of our pension plan investment assets declined significantly in 2008 due to the global credit and financial market crisis, which resulted in the plans being underfunded by over $400 million at the end of 2008. During 2009, the underfunded balance declined to $250.9 million primarily due to $200 million of discretionary VF cash contributions to the domestic plan and investment earnings on plan assets, partially offset by an increase in projected benefit obligations resulting from a reduction in the discount rate during the year. During 2010, the underfunded status of the plans improved once again due to $100 million of discretionary VF cash contributions and earnings on plan assets, partially offset by an increase in projected benefit obligations due to a further reduction in the discount rate during the year. The resulting underfunded status of $207.4 million is presented in the 2010 Consolidated Balance Sheet as $5.9 million of current liabilities and $201.5 million of noncurrent liabilities. The funded status of our plans recognized in our Consolidated Balance Sheets could change significantly in future years depending on investment portfolio performance, the level of VF contributions to the plans, changes in the discount rate used to value projected benefit obligations, or other factors.

Differences in any year between actual results and the respective actuarial assumptions (e.g., investment performance, discount rates and other assumptions) do not affect that year’s pension expense but instead are deferred as unrecognized actuarial gains or losses in Accumulated Other Comprehensive Income in the balance sheet. At the end of 2010, there were $433.8 million of pretax deferred actuarial losses that resulted primarily from the substantial investment losses incurred during 2008 and the decline in discount rates over the last two years. These accumulated unrecognized actuarial losses resulted in an after tax amount of $266.1 million in Accumulated Other Comprehensive Income (Loss) in our 2010 Consolidated Balance Sheet. Our policy is to amortize any unrecognized actuarial gains and losses to future years’ pension expense as follows: amounts which exceed 20% of beginning of the year projected benefit obligations are amortized over five years; amounts between the greater of 10% of projected benefit obligations or plan assets and 20% of projected benefit obligations are amortized over the expected average remaining service of active participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized.

Pension expense recognized in our financial statements was $67.6 million in 2010, $98.0 million in 2009 and $10.8 million in 2008. This compares with the cost of pension benefits actually earned by our covered active employees (commonly called “service cost”) of $18.1 million in 2010 and an average of $16.5 million per year over the last three years. Pension expense for 2010 and 2009 was significantly higher than the annual service cost because those years included the cost of amortizing the higher level of unrecognized actuarial losses (as discussed in the preceding paragraph). Looking forward, we expect our 2011 pension expense to decrease to approximately $50 million due to an increase in plan assets at the end of 2010.

The sensitivity of changes in actuarial assumptions on our 2010 pension expense and on projected benefit obligations at the end of 2010, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
		Projected
Dollars in millions	Pension Expense	Benefit Obligations

0.50% decrease in discount rate	$14	$85
0.50% increase in discount rate	(14)	(80)
0.50% decrease in expected investment return	5	—
0.50% increase in expected investment return	(5)	—
0.50% decrease in rate of compensation change	(2)	(6)
0.50% increase in rate of compensation change	1	6

As previously mentioned, we made a $100 million and a $200 million discretionary contribution to our domestic qualified pension plans during 2010 and 2009, respectively. Future funding obligations for our defined benefit plans depend on funding requirements under applicable laws and regulations, the interest rates used to determine those funding requirements and future performance of the plans’ investment portfolio. VF is not required under applicable regulations, and does not currently intend, to make a contribution to its domestic qualified pension plan during 2011 but does intend to make cash contributions totaling approximately $11 million during 2011 to its other pension plans. We believe that VF has sufficient liquidity to make any required contributions to our pension plans in future years.

We have taken several steps to reduce the risk and volatility in our pension plans and their impact on our financial statements. Beginning in 2005, VF’s domestic defined benefit plans were closed to new entrants, which did not affect the benefits of existing plan participants at that date or their accrual of future benefits. Domestic employees hired after 2004, plus employees at certain acquired businesses not covered by those plans, participate in a defined contribution plan with VF contributing amounts based on a percentage of eligible compensation. As discussed in previous paragraphs, we made significant cash contributions to return the plans to a more fully funded status and have modified our investment strategy for plan assets. Finally, we have begun settling some participants’ accrued obligations by allowing a lump sum distribution election. On a longer-term basis, we believe the year-to-year variability of our retirement benefit expense should decrease.

Income Taxes

As a global company, VF is subject to income taxes and files income tax returns in over 100 domestic and foreign jurisdictions each year. The calculation of our income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal and factual interpretation and significant management judgment.

VF’s income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments. We have reviewed all issues raised upon examination, as well as any exposure for issues that may be raised in future examinations. We have evaluated these potential issues under the “more-

likely-than-not” standard of the accounting literature. A tax position is recognized if it meets this standard and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized. Such judgments and estimates may change based on audit settlements, court cases and interpretation of tax laws and regulations. Our income tax expense could be materially affected to the extent we prevail in a tax position or when the statute of limitations expires for a tax position for which valuation allowances have been established, or to the extent we are required to pay amounts greater than the established valuation allowances. We do not currently anticipate any material impact on earnings from the ultimate resolution of income tax uncertainties. There are no accruals for general or unknown tax expenses.

We have recorded $178.7 million of deferred income tax assets related to operating loss and capital loss carryforwards, and we have recorded $137.2 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If we believe that we will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, we have recorded valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. In addition, we have recorded $12.7 million of valuation allowances against deferred income tax assets unrelated to operating loss and capital loss carryforwards. If in a future period we determine that the amount of deferred tax assets to be realized differs from the net recorded amount, we would record an adjustment to income tax expense in that future period.

We have not provided U.S. income taxes on a portion of our foreign subsidiaries’ undistributed earnings because these earnings are permanently reinvested in the respective foreign jurisdictions. If we were to decide to remit those earnings to the United States in a future period, our provision for income taxes could increase in that period.

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

We believe the following supplemental constant currency financial information is useful to investors to facilitate comparisons of operating results and better identify trends in our businesses:

	Year Ended December 2010
		Exclude
		Impact of Foreign	Constant
In millions	As Reported	Currency Exchange	Currency

Coalition Revenues
Outdoor & Action Sports	$3,205	$(31)	$3,236
Jeanswear	2,538	9	2,529
Imagewear	909	5	904
Sportswear	498	—	498
Contemporary Brands	439	(5)	444
Other	114	1	113

Total coalition revenues	$7,703	$(21)	$7,724

	Year Ended December 2009
		Exclude
		Impact of Foreign	Constant
In millions	As Reported	Currency Exchange	Currency

Coalition Revenues
Outdoor & Action Sports	$2,806	$(76)	$2,882
Jeanswear	2,522	(77)	2,599
Imagewear	865	—	865
Sportswear	498	—	498
Contemporary Brands	418	(3)	421
Other	110	—	110

Total coalition revenues	$7,220	$(156)	$7,376

(Above amounts may not add due to rounding.)

Also in the “Analysis of Results of Operations” section, we discuss operating results excluding the impairment charges for goodwill and intangible assets. We believe this non-GAAP financial information is useful to investors to facilitate comparisons of operating results and better identify trends in our businesses:

	Year Ended December 2010
		Exclude
		Impairment
In millions	As Reported	Charge	As Adjusted

Income Before Income Taxes	$750	$(202)	$952
Income Taxes	177	(60)	237

Net Income	574	(142)	715
Net (Income) Loss Attributable to Noncontrolling
Interests	(2)	—	(2)

Net Income Attributable to VF Corporation	$571	$(142)	$713

Earnings Per Share Attributable to VF Corporation Common Stockholders
Basic	$5.25	$(1.30)	$6.56
Diluted	5.18	(1.29)	6.46

	Year Ended December 2009
		Exclude
		Impairment
In millions	As Reported	Charge	As Adjusted

Income Before Income Taxes	$655	$(122)	$777
Income Taxes	196	(8)	204

Net Income	458	(114)	573
Net (Income) Loss Attributable to Noncontrolling
Interests	3	—	3

Net Income Attributable to VF Corporation	$461	$(114)	$576

Earnings Per Share Attributable to VF Corporation Common Stockholders
Basic	$4.18	$(1.04)	$5.22
Diluted	4.13	(1.03)	5.16

(Above amounts may not add due to rounding.)

These non-GAAP performance measures should be viewed in addition to, and not in lieu of or superior to, our financial results calculated in accordance with GAAP. Also, this supplemental information may not be comparable to similarly titled measures reported by other companies.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of January 1, 2011. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of January 1, 2011. The effectiveness of VF’s internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2011 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 1, 2011, which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2011 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 1, 2011, which information is incorporated herein by reference.

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

Information required by Item 11 of this Part III is included under the caption “Executive Compensation” (excluding the Compensation Committee Report) in VF’s 2011 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 1, 2011, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2011 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 1, 2011, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2011 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 1, 2011, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2011 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 1, 2011, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this 2010 report:

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

Page
Number

Schedule II — Valuation and Qualifying Accounts	F-47

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

Number			Description

3	.	Articles of incorporation and bylaws:
		(A)	Articles of Incorporation, restated as of May 10, 2010 (Incorporated by reference to Exhibit 9.01(d) to Form 8-K dated May 10, 2010)
		(B)	Bylaws, as amended through December 11, 2007 (Incorporated by reference to Exhibit 3(B) to Form 10-K for the year ended December 29, 2007)
4	.	Instruments defining the rights of security holders, including indentures:
		(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)
		(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)
		(C)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
		(D)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

Number			Description

		(E)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 10, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)
		(F)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)
		(G)	Form of 5.95% Note due 2017 for $250,000,000 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 25, 2007)
		(H)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 25, 2007)
10	.	Material contracts:
		*(A)	1996 Stock Compensation Plan, as amended and restated as of February 9, 2010 (Incorporated by reference to Appendix B to the 2010 Proxy Statement filed March 19, 2010)
		*(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)
		*(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(e) to Form 8-K filed on December 17, 2004)
		*(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(D) to Form 10-K for the year ended January 2, 2010)
		*(E)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended January 2, 2010)
		*(F)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2005)
		*(G)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)
		*(H)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)
		*(I)	Executive Deferred Savings Plan II (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2008)
		*(J)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)
		*(K)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)
		*(L)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)
		*(M)	Amended and Restated Fifth Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended April 1, 2006)
		*(N)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)
		*(O)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)

Number			Description

		*(P)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)
		*(Q)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)
		*(R)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)
		*(S)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)
		*(T)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)
		*(U)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2008)
		*(V)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to Form 8-K filed February 7, 2008)
		*(W)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 3, 2009)
		*(X)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)
		*(Y)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(Y) to Form 10-K for the year ended January 2, 2010)
		(Z)	Credit Agreement, dated October 15, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 18, 2007)
		(AA)	International Credit Agreement dated October 26, 2007, by and among VF Investments S.a.r.l., VF Europe BVBA, and VF International S.a.g.l., as Borrowers; VF Corporation, as Guarantor; and the Lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 29, 2007)
		*(BB)	Award Certificate for 20,000 Shares of Restricted Stock Granted to Eric C. Wiseman (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 1, 2006)
		*(CC)	Award Certificate for 25,000 Shares of Restricted Stock Granted to Eric C. Wiseman (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 2008)
		*(DD)	Award Certificate for 10,000 shares of Restricted Stock Granted to Robert K. Shearer.
		*	Management compensation plans
14	.	Code of Business Conduct The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation, at P.O. Box 21488, Greensboro, NC 27420. (Incorporated by reference to Exhibit 14 to Form 10-K filed on March 4, 2009).
21	.	Subsidiaries of the Corporation
23	.	Consent of independent registered public accounting firm
24	.	Power of attorney
31.1		Certification of the principal executive officer, Eric C. Wiseman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the principal financial officer, Robert K. Shearer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	.INS	XBRL Instance Document*
101	.SCH	XBRL Taxonomy Extension Schema Document*
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Furnished, not filed.

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

March 2, 2011

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
and Financial Statement Schedule
December 2010

VF Corporation

Management’s Report on Internal Control Over Financial Reporting

Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of January 1, 2011.

Management’s assessment of the effectiveness of VF’s internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of V. F. Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of V.F. Corporation and its subsidiaries (the “Company”) at January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As more fully described in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective January 4, 2009.

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

/s/  PricewaterhouseCoopers LLP

Greensboro, North Carolina
March 2, 2011

VF CORPORATION

Consolidated Balance Sheets

	December
	2010	2009
	In thousands,
	except share amounts

ASSETS
Current Assets
Cash and equivalents	$792,239	$731,549
Accounts receivable, less allowance for doubtful accounts of $44,599 in 2010 and $60,380 in 2009	773,083	776,140
Inventories	1,070,694	958,639
Deferred income taxes	68,220	64,959
Other current assets	121,824	101,275

Total current assets	2,826,060	2,632,562
Property, Plant and Equipment	602,908	614,178
Intangible Assets	1,490,925	1,535,121
Goodwill	1,166,638	1,367,680
Other Assets	371,025	324,322

Total assets	$6,457,556	$6,473,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$36,576	$45,453
Current portion of long-term debt	2,737	203,179
Accounts payable	510,998	373,186
Accrued liabilities	559,164	473,971

Total current liabilities	1,109,475	1,095,789
Long-term Debt	935,882	938,494
Other Liabilities	550,880	626,295
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding in 2010 and 2009	—	—
Common Stock, stated value $1; shares authorized, 300,000,000; 107,938,105 shares outstanding in 2010 and 110,285,132 in 2009	107,938	110,285
Additional paid-in capital	2,081,367	1,864,499
Accumulated other comprehensive income (loss)	(268,594)	(209,742)
Retained earnings	1,940,508	2,050,109

Total equity attributable to VF Corporation	3,861,219	3,815,151
Noncontrolling interests	100	(1,866)

Total stockholders’ equity	3,861,319	3,813,285

Total liabilities and stockholders’ equity	$6,457,556	$6,473,863

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

	Year Ended December
	2010	2009	2008
	In thousands, except per share amounts

Net Sales	$7,624,599	$7,143,074	$7,561,621
Royalty Income	77,990	77,212	80,979

Total Revenues	7,702,589	7,220,286	7,642,600

Costs and Operating Expenses
Cost of goods sold	4,105,201	4,025,122	4,283,680
Marketing, administrative and general expenses	2,574,790	2,336,394	2,419,925
Impairment of goodwill and intangible assets	201,738	121,953	—

	6,881,729	6,483,469	6,703,605

Operating Income	820,860	736,817	938,995
Other Income (Expense)
Interest income	2,336	2,230	6,115
Interest expense	(77,738)	(85,902)	(94,050)
Miscellaneous, net	4,754	1,528	(2,969)

	(70,648)	(82,144)	(90,904)

Income Before Income Taxes	750,212	654,673	848,091
Income Taxes	176,700	196,215	245,244

Net Income	573,512	458,458	602,847
Net (Income) Loss Attributable to Noncontrolling Interests	(2,150)	2,813	(99)

Net Income Attributable to VF Corporation	$571,362	$461,271	$602,748

Earnings Per Common Share Attributable to VF Corporation Common Stockholders — Basic	$5.25	$4.18	$5.52
Earnings Per Common Share Attributable to VF Corporation Common Stockholders — Diluted	$5.18	$4.13	$5.42
Cash Dividends Per Common Share	$2.43	$2.37	$2.33

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December
	2010	2009	2008
	In thousands

Net Income	$573,512	$458,458	$602,847

Other Comprehensive Income (Loss)
Foreign currency translation
Gains (losses) arising during year	(81,984)	52,735	(133,035)
Less income tax effect	16,586	(15,267)	30,057
Reclassification to Net Income for gains realized	—	—	(1,522)
Less income tax effect	—	—	532
Defined benefit pension plans
Current year actuarial losses	(51,925)	(9,916)	(378,272)
Amortization of net deferred actuarial loss	45,731	60,525	1,562
Plan amendment	—	(13,024)	—
Amortization of prior service cost	3,948	4,266	2,691
Settlement charge	—	—	4,383
Less income tax effect	2,091	(16,830)	142,620
Derivative financial instruments
Gains (losses) arising during year	13,910	(8,971)	(10,099)
Less income tax effect	(5,388)	3,457	3,795
Reclassification to Net Income for (gains) losses realized	(6,649)	9,802	12,869
Less income tax effect	2,591	(3,778)	(4,836)
Marketable securities
Gains (losses) arising during year	2,000	3,553	(8,534)
Less income tax effect	237	—	—

Other comprehensive income (loss)	(58,852)	66,552	(337,789)
Foreign currency translation attributable to noncontrolling interests	56	74	278

Other comprehensive income (loss) including noncontrolling interests	(58,796)	66,626	(337,511)

Comprehensive Income	514,716	525,084	265,336
Comprehensive (Income) Loss attributable to noncontrolling interests	(2,206)	2,739	(377)

Comprehensive Income attributable to VF Corporation	$512,510	$527,823	$264,959

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December
	2010	2009	2008
	In thousands

Operating Activities
Net income	$573,512	$458,458	$602,847
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill and intangible assets	201,738	121,953	—
Depreciation	116,837	113,207	105,059
Amortization of intangible assets	39,373	40,500	39,427
Other amortization	17,186	16,745	21,685
Stock-based compensation	63,538	36,038	31,592
Provision for doubtful accounts	7,441	24,836	22,062
Pension funding over expense	(45,850)	(114,149)	(4,787)
Deferred income taxes	(92,068)	54,674	23,654
Other, net	29,179	(6,923)	(11,477)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,954)	75,449	52,679
Inventories	(114,334)	209,439	(38,275)
Other current assets	(7,689)	77,173	(66,866)
Accounts payable	140,470	(69,560)	(67,214)
Accrued compensation	27,817	(11,714)	471
Accrued income taxes	(14,649)	14,763	24,118
Accrued liabilities	50,889	(25,182)	(22,438)
Other assets and liabilities	20,846	(42,222)	(34,136)

Cash provided by operating activities	1,001,282	973,485	678,401
Investing Activities
Capital expenditures	(111,640)	(85,859)	(124,207)
Business acquisitions, net of cash acquired	(38,290)	(212,339)	(93,377)
Software purchases	(13,610)	(9,735)	(10,601)
Other, net	(16,940)	(8,943)	12,399

Cash used by investing activities	(180,480)	(316,876)	(215,786)
Financing Activities
Net decrease in short-term borrowings	(9,741)	(11,019)	(67,736)
Payments on long-term debt	(203,063)	(3,242)	(3,632)
Purchases of Common Stock	(411,838)	(111,974)	(149,729)
Cash dividends paid	(264,281)	(261,682)	(255,235)
Proceeds from issuance of Common Stock	137,732	62,590	64,972
Tax benefits of stock option exercises	8,599	6,464	22,504
Other, net	(240)	(480)	(905)

Cash used by financing activities	(742,832)	(319,343)	(389,761)
Effect of Foreign Currency Rate Changes on Cash and Equivalents	(17,280)	12,439	(12,873)

Net Change in Cash and Equivalents	60,690	349,705	59,981
Cash and Equivalents — Beginning of Year	731,549	381,844	321,863

Cash and Equivalents — End of Year	$792,239	$731,549	$381,844

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests
	In thousands

Balance, December 2007	$109,798	$1,619,320	$61,495	$1,786,216	$1,726
Net income	—	—	—	602,748	99
Dividends on Common Stock	—	—	—	(255,235)	—
Purchase of treasury stock	(2,000)	—	—	(147,729)	—
Stock compensation plans, net	2,027	130,144	—	(14,162)	—
Common Stock held in trust for deferred compensation plans	23	—	—	1,036	—
Distributions to noncontrolling interests	—	—	—	—	(750)
Foreign currency translation	—	—	(103,968)	—	278
Defined benefit pension plans	—	—	(227,016)	—	—
Derivative financial instruments	—	—	1,729	—	—
Marketable securities	—	—	(8,534)	—	—

Balance, December 2008	109,848	1,749,464	(276,294)	1,972,874	1,353
Net income	—	—	—	461,271	(2,813)
Dividends on Common Stock	—	—	—	(261,682)	—
Purchase of treasury stock	(1,560)	—	—	(110,415)	—
Stock compensation plans, net	1,977	115,035	—	(12,732)	—
Common Stock held in trust for deferred compensation plans	20	—	—	793	—
Distributions to noncontrolling interests	—	—	—	—	(480)
Foreign currency translation	—	—	37,468	—	74
Defined benefit pension plans	—	—	25,021	—	—
Derivative financial instruments	—	—	510	—	—
Marketable securities	—	—	3,553	—	—

Balance, December 2009	$110,285	$1,864,499	$(209,742)	$2,050,109	$(1,866)

Continued

VF CORPORATION
Consolidated Statements of Stockholders’ Equity

	VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests
	In thousands

Balance, December 2009	$110,285	$1,864,499	$(209,742)	$2,050,109	$(1,866)
Net income	—	—	—	571,362	2,150
Dividends on Common Stock	—	—	—	(264,281)	—
Purchase of treasury stock	(5,023)	—	—	(401,925)	—
Stock compensation plans, net	2,815	216,868	—	(4,072)	—
Common Stock held in trust for deferred compensation plans	(139)	—	—	(10,685)	—
Distributions to noncontrolling interests	—	—	—	—	(240)
Foreign currency translation	—	—	(65,398)	—	56
Defined benefit pension plans	—	—	(155)	—	—
Derivative financial instruments	—	—	4,464	—	—
Marketable securities	—	—	2,237	—	—

Balance, December 2010	$107,938	$2,081,367	$(268,594)	$1,940,508	$100

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements
December 2010

Note A —	Significant Accounting Policies

Description of Business:  VF Corporation (and its subsidiaries, collectively known as “VF”) is a global apparel company based in the United States. VF designs and manufactures or sources from independent contractors a variety of apparel and footwear for consumers of all ages. Products are marketed globally primarily under VF-owned brand names. VF has significant market shares in outdoor and action sports apparel, jeanswear and sportswear. VF is also a leader in travel gear, backpacks and technical outdoor equipment, and in occupational apparel.

Basis of Presentation:  The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of VF and its majority-owned subsidiaries, after elimination of intercompany transactions and balances. For consolidated subsidiaries that are not wholly owned, the noncontrolling interests in net income, comprehensive income and stockholders’ equity are separately presented in the consolidated financial statements.

Investments in entities that VF does not control but has the ability to exercise significant influence (generally 20-50% owned companies) are accounted for using the equity method of accounting. Equity method investments are recorded initially at cost in Other Assets in the Consolidated Balance Sheets. Those amounts are adjusted to recognize VF’s proportional share of the investee’s earnings and dividends after the date of investment. VF’s share of net income of these investments, totaling $0.6 million in 2010, $0.8 million in 2009 and $7.3 million in 2008, is included in Marketing, Administrative and General Expenses in the Consolidated Statements of Income.

Fiscal Year:  VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2010”, “2009” and “2008” relate to the 52 week fiscal years ended January 1, 2011 and January 2, 2010 and the 53 week fiscal year ended January 3, 2009, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements. For presentation purposes in this report, all fiscal years are presented as ended in December.

Use of Estimates:  In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Changes in Accounting Policies:  During 2009, VF adopted the FASB’s new accounting guidance on noncontrolling interests in consolidated financial statements. The new guidance requires information about the entity as a whole, with separate information relating to the parent or controlling owners and to the noncontrolling (minority) interests, and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Upon adoption of the new guidance, the FASB required retroactive treatment for the presentation and disclosure requirements, with all other requirements to be applied prospectively. Accordingly, for VF’s previously issued consolidated financial statements:

•	Noncontrolling interests were reclassified from Other Liabilities to a separate component of Stockholders’ Equity.

•	Net Income was adjusted to separately present Net Income Attributable to Noncontrolling Interests.

•	Comprehensive Income was adjusted to separately present Comprehensive Income Attributable to Noncontrolling Interests.

During 2010, VF adopted the FASB’s new accounting guidance related to transfers of financial assets. This guidance modifies the requirements for removing financial assets from a balance sheet and requires additional disclosures about transfers of financial assets and any continuing involvement by the transferor. See Note C.

Also during 2010, VF adopted new accounting guidance for disclosures of fair value measurements. This guidance requires disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy. The guidance

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

also expands disclosures related to fair values of assets and liabilities, and valuation techniques used to measure fair value. See Note T.

During 2009, VF adopted the FASB’s new accounting guidance on business combinations. The new guidance revises how business combinations are accounted for, both at the acquisition date and in subsequent periods. The new guidance changes the accounting model for a business acquisition from a cost allocation standard to recognition of the fair value of the assets and liabilities of the acquired business, regardless of whether a 100% or a lesser controlling interest is acquired. See Note B.

Foreign Currency Translation:  The financial statements of most foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses, and transaction gains and losses on long-term advances to foreign subsidiaries, are reported in Other Comprehensive Income (Loss) (“OCI”). For a foreign subsidiary that uses the U.S. dollar as its functional currency, the effects of remeasuring assets and liabilities into U.S. dollars are included in the Consolidated Statements of Income. Net transaction losses of $22.1 million in 2010, gains of $21.3 million in 2009 and losses of $18.9 million in 2008, arising from transactions denominated in a currency other than the functional currency of a particular entity, are included in the Consolidated Statements of Income.

Cash and Equivalents are demand deposits, receivables from third party credit card processors, and highly liquid investments that have maturities within three months of their purchase dates. Cash equivalents totaling $530.5 million and $454.1 million at December 2010 and 2009, respectively, consist of institutional money market funds that invest in obligations issued or guaranteed by the U.S. or foreign governments and short-term time deposits of foreign commercial banks.

Accounts Receivable:  Trade accounts receivable are recorded at invoiced amounts, less estimated allowances for trade terms, sales incentive programs, customer markdowns and charge-backs, and returned products. Allowances are based on evaluations of specific product and customer circumstances, retail sales performance, historical and anticipated trends and current economic conditions. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to minimum annual amounts from individual licensees. VF maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers and licensees to make required payments. All accounts are subject to ongoing review of ultimate collectibility. The allowance considers specific customer accounts where collection is doubtful, as well as the inherent risk in ultimate collectibility of total balances. The amount of the allowance is determined considering the aging of balances, anticipated trends and economic conditions. Receivables are written off against the allowance when it is probable the amounts will not be recovered. There is no off-balance sheet credit exposure related to customer receivables.

Inventories are stated at the lower of cost or market. Cost is net of purchase discounts or rebates received from vendors. Cost is determined on the first-in, first-out (“FIFO”) method for approximately 75% of total 2010 and 2009 inventories. For remaining inventories, cost is determined on the last-in, first-out (“LIFO”) method (primarily related to companies where LIFO is used for income tax purposes). The value of inventories stated on the LIFO method is not significantly different from the value determined under the FIFO method.

Long-lived Assets:  Property, plant and equipment, intangible assets and goodwill are recorded at cost. Improvements to property, plant and equipment that substantially extend the useful life of the asset, and interest cost incurred during construction of major assets, are capitalized. Assets under capital lease are recorded at the present value of minimum lease payments. Repair and maintenance costs are expensed as incurred.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Depreciation of owned assets is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for machinery and equipment and up to 40 years for buildings. Leasehold improvements and assets under capital leases are amortized over the shorter of their estimated useful lives or the lease term.

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

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment at the beginning of the fourth quarter each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (a major trademark) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. An impairment charge is recorded if the carrying value of the trademark exceeds its estimated fair value. Goodwill is evaluated for possible impairment by comparing the fair value of a business unit with its carrying value, including the goodwill assigned to that business unit. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value. See Notes F, G and T for information related to impairment charges recorded in 2010 and 2009 for indefinite-lived trademark intangible assets and goodwill.

Derivative Financial Instruments are measured at their fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets or liabilities, respectively, and classified as current or noncurrent based on the expected period of settlement. The accounting for changes in the fair value (i.e., gains and losses) of derivative instruments depends on whether a derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The criteria used to determine if a derivative instrument qualifies for hedge accounting treatment are (i) whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and (ii) whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure. A qualifying derivative is designated for accounting purposes, based on the nature of the hedging relationship, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign business. VF’s hedging practices and related accounting policies for each of the three types of hedging relationships are described in Note U. VF considers its foreign businesses to be long-term investments and does not hedge those net investments. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

VF formally documents hedging instruments and hedging relationships at the inception of each contract. Further, VF assesses, both at the inception of a contract and on an ongoing basis, whether the hedging instruments are effective in offsetting the risk of the hedged transactions. Occasionally, a portion of a derivative instrument will be considered ineffective in hedging the originally identified exposure due to a decline in amount or a change in timing of the hedged exposure. In that case, hedge accounting treatment is discontinued for the ineffective portion of that hedging instrument and any change in fair value for the ineffective portion is recognized in net income. Also, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the forecasted sale is recognized. In that case, hedge accounting is discontinued, and the fair value of the hedging instrument is recognized in net income.

The counterparties to the derivative contracts are financial institutions having A-rated investment grade credit ratings. To manage its credit risk, VF continually monitors the credit risks of its counterparties, limits its exposure in the aggregate and to any single counterparty, and adjusts its hedging positions as appropriate. The impact of VF’s credit risk and the credit risk of its counterparties, as well as the ability of each party to fulfill its obligations under the contracts, is considered in determining the fair value of the derivative contracts. Credit risk has not had a significant effect on the fair value of VF’s derivative contracts. VF does not have any credit risk-related contingent features or collateral requirements with its derivative contracts.

Revenue Recognition:  Revenue is recognized when (i) there is a contract or other arrangement of sale, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured. Net Sales to wholesale customers and sales through the internet are recognized when the product has been received by the customer. Net Sales at VF-operated retail stores are recognized at the time products are purchased by consumers, net of expected returns. Shipping and handling costs billed to customers are included in Net Sales. Net Sales are recorded after reduction of estimated allowances for trade terms, sales incentive programs, customer markdowns and charge-backs, and product returns. Sales incentive programs with wholesale customers include stated discounts. Sales incentive programs entered into directly with consumers include rebate and coupon offers. These allowances are estimated based on evaluations of specific product and customer circumstances, retail sales performance, historical and anticipated trends, and current economic conditions; historically, they have not differed significantly from actual results. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from Net Sales.

Royalty Income is recognized as earned based on the greater of the licensees’ sales of licensed products at rates specified in the licensing contracts or contractual minimum royalty levels.

Cost of Goods Sold for VF-manufactured goods includes all materials, labor and overhead costs incurred in the production process. Cost of Goods Sold for contracted or purchased finished goods includes the purchase costs and related overhead. In both cases, overhead includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, freight, duties, royalties paid to third parties and shrinkage. For product lines having a warranty, a provision for estimated future repair or replacement costs, based on historical and anticipated trends, is recorded when these products are sold. Sales incentives to consumers in the form of free products are included in Cost of Goods Sold.

Marketing, Administrative and General Expenses includes costs of product development, selling, marketing and advertising, VF-operated retail stores, warehousing, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $426.8 million in 2010, $327.3 million in 2009 and $399.1 million in 2008. Advertising costs include cooperative advertising payments made to VF’s customers as direct reimbursement for their documented costs of advertising VF’s products. Cooperative advertising costs, totaling $40.4 million in 2010, $37.1 million in 2009 and $42.1 million in 2008, are independently verified to support the fair value of advertising reimbursed by VF. Shipping and handling costs for delivery of products to customers totaled $206.2 million in 2010, $188.2 million in 2009 and $218.4 million in 2008. Expenses related to

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

royalty income, including amortization of licensing intangible assets, were $13.9 million in 2010, $14.5 million in 2009 and $20.8 million in 2008.

Rent Expense:  VF enters into noncancelable operating leases for retail stores, distribution centers, office and other real estate and for equipment. Leases for real estate have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years. Most leases have fixed rentals, with many of the real estate leases providing for additional payments based on sales volume or for payments of real estate taxes and occupancy-related costs. Contingent rent expense, owed when Net Sales at individual retail store locations exceed a stated base amount, is recognized when the liability is probable. Rent expense for leases having rent holidays or scheduled rent increases is recorded on a straight-line basis over the lease term beginning when VF has possession or control of the leased premises. Lease incentives received from landlords and the difference between straight-line rent expense and scheduled rent payments are deferred in Other Liabilities (Note L) and amortized as a reduction of rent expense over the lease term.

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

Income Taxes are provided on Net Income for financial reporting purposes. Income Taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the consolidated financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pretax financial statement income and taxable income, and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on tax rates expected to be in effect for years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered likely to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently reinvested. Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits, including related interest and penalties, appropriately classified as current or noncurrent. The provision for Income Taxes also includes estimated interest and penalties related to uncertain tax positions.

Earnings Per Share:  Basic earnings per share is computed by dividing net income attributable to VF Corporation common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock and restricted stock units.

Concentration of Risks:  VF markets products to a broad customer base throughout the world. Products having various price points are sold through multiple channels of distribution, including specialty stores, department stores, national chains, mass merchants, VF-operated stores, and e-commerce sites. VF’s ten largest customers, all U.S.-based retailers, accounted for 26% of 2010 total revenues, and sales to our largest customer accounted for 10% of 2010 revenues. Sales are made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Legal and Other Contingencies:  Management periodically assesses, based on the latest information available, liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred, a loss, or a reasonable estimate of the loss, is recorded in the consolidated financial statements. Estimates of losses are adjusted in the period in which additional information becomes available or circumstances change. A contingent liability is disclosed when there is at least a reasonable possibility that a loss has been incurred. Management believes that the outcome of any outstanding or pending matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.

Reclassifications:  Certain prior year amounts have been reclassified to conform with the 2010 presentation.

Recently Issued Accounting Standards:  New accounting guidance issued by the FASB, but not effective until after 2010, is not expected to have a significant effect on VF’s consolidated financial position, results of operations or disclosures.

Note B —	Acquisitions

On March 10, 2010, VF acquired 100% ownership of its former 50%-owned joint venture that marketed Vans® branded products in the wholesale channel in Mexico. As part of this transaction, VF also acquired the Vans® retail stores that had been operated by our joint venture partner (together with the wholesale business, “Vans Mexico”). The purchase price of this business was $31.0 million. The carrying value of our initial 50% investment, recorded in Other Assets, was $7.9 million at the acquisition date, which included our equity in the net income of the joint venture recognized through the acquisition date. VF recognized a $5.7 million gain in Miscellaneous Income in 2010 from remeasuring its original 50% investment in the joint venture to fair value, measured using the income and market approaches. The investment in the joint venture was accounted for using the equity method of accounting through the acquisition date. Revenues and pretax earnings recognized in VF’s 2010 operating results since the acquisition date were $28.2 million and $6.4 million (excluding the $5.7 million gain), respectively. Acquisition expenses included in VF’s results of operations were not significant. Vans Mexico is reported as part of the Outdoor & Action Sports Coalition.

On March 11, 2009, VF completed the acquisition of Mo Industries Holdings, Inc. (“Mo Industries”), owner of the Splendid® and Ella Moss® brands of premium sportswear. This transaction resulted in VF acquiring the remaining two-thirds equity of Mo Industries not previously owned for $160.8 million (consisting of $156.1 million of cash and $4.7 million of notes) and payment of $52.3 million of debt. In June 2008, VF had acquired one-third of the outstanding equity of Mo Industries for $77.4 million. The initial investment was recorded in Other Assets and was accounted for using the equity method of accounting. The carrying value of the investment was $80.5 million at the time of the March 2009 acquisition, consisting of the initial cost of the investment, plus the equity in net income of the investment through the acquisition date. VF recognized a $0.3 million gain in Miscellaneous Income during 2009 from remeasuring its one-third interest in Mo Industries to fair value. Operating results of the acquisition have been included in the consolidated financial statements since March 11, 2009, and are reported as part of the Contemporary Brands Coalition.

On July 31, 2008, VF acquired 100% ownership of its former 50%-owned joint venture that markets Lee® branded products in Spain and Portugal (“Lee Spain”). The cost of the additional investment was $25.4 million, consisting of $14.9 million in cash, plus the transfer of certain nonmonetary assets held by the former joint venture. The investment in the joint venture was accounted for using the equity method of accounting through July 2008, and Lee Spain has been accounted for as a consolidated subsidiary subsequent to that date. Operating results are reported as part of the Jeanswear Coalition.

For acquisitions prior to 2008, contingent consideration of $3.8 million and $5.8 million was recorded as Goodwill in 2009 and 2008, respectively. An additional $1.7 million may become payable in 2011, which would also be recorded as Goodwill. In addition, the 2007 acquisition of substantially all of the operating assets of Majestic

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Athletic, Inc. included $10.0 million of contingent consideration accrued at the acquisition date, of which $5.2 million, $3.3 million and $1.5 million was paid in 2010, 2009 and 2008, respectively.

Management has allocated the purchase price of each acquisition to acquired tangible and intangible assets, and assumed liabilities, based on their respective fair values. The following table summarizes the fair values of the assets acquired and liabilities assumed for Vans Mexico in 2010 and Mo Industries in 2009 at their respective dates of acquisition:

	2010	2009
	Acquisition	Acquisition
	In thousands

Cash and equivalents	$749	$5,244
Other tangible assets	16,755	18,234
Intangible assets — indefinite-lived	14,800	98,900
Intangible assets — amortizable	8,600	115,700
Goodwill	16,938	142,361

Total assets acquired	57,842	380,439

Current liabilities	6,961	7,384
Other liabilities, primarily deferred income taxes	7,422	79,038

Total liabilities assumed	14,383	86,422

Net assets acquired	$43,459	$294,017

Management believes the Vans®, Splendid®and Ella Moss® trademarks and tradenames have indefinite lives. Amounts assigned to amortizable intangible assets relate primarily to customer relationships, which are being amortized using accelerated methods over their estimated useful lives of 10 years for Vans Mexico and 18 years for Mo Industries.

The purchase price of each acquisition exceeded the fair value of the net tangible and intangible assets acquired, with the excess purchase price recorded as Goodwill. Factors that contributed to recognition of Goodwill included (i) expected growth rates and profitability of the acquired companies, (ii) the ability to expand the brands within their markets or to new markets, (iii) their experienced workforces, (iv) VF’s strategies for growth in revenues, income and cash flows and (v) expected synergies with existing VF business units. The Mo Industries acquisition is consistent with VF’s goal of acquiring strong lifestyle brands that have high growth potential within their target markets, and the Vans Mexico acquisition gave VF control of this leading brand in additional international markets. None of the goodwill recognized for these acquisitions is expected to be deductible for income tax purposes.

Note C —	Accounts Receivable

	2010	2009
	In thousands

Trade	$757,171	$786,604
Royalty and other	60,511	49,916

Total accounts receivable	817,682	836,520
Less allowance for doubtful accounts	44,599	60,380

Accounts receivable, net	$773,083	$776,140

In 2009, VF entered into an agreement to sell selected trade accounts receivable, on a nonrecourse basis, to a financial institution. This agreement allows VF to have up to $192.5 million of accounts receivable held by the

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

financial institution at any point in time. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the end of 2010 and 2009, accounts receivable in the Consolidated Balance Sheets had been reduced by $112.3 million and $74.2 million, respectively, related to balances sold under this program. During 2010 and 2009, VF sold a total of $1,062.8 million and $239.3 million, respectively, of accounts receivable at their stated amounts, less a funding fee. The funding fee charged by the financial institution for this program, which totaled $1.8 million in 2010 and $0.4 million in 2009, is recorded in Miscellaneous Expense. Net proceeds of this accounts receivable sale program are recognized as part of the change in accounts receivable in Cash Provided by Operating Activities in the Consolidated Statements of Cash Flows.

Note D —	Inventories

	2010	2009
	In thousands

Finished products	$843,230	$772,458
Work in process	78,226	70,507
Materials and supplies	149,238	115,674

Inventories	$1,070,694	$958,639

Note E —	Property, Plant and Equipment

	2010	2009
	In thousands

Land	$48,158	$47,731
Buildings and improvements	606,532	578,861
Machinery and equipment	1,008,609	975,016

Property, plant and equipment, at cost	1,663,299	1,601,608
Less accumulated depreciation and amortization	1,060,391	987,430

Property, plant and equipment, net	$602,908	$614,178

Assets under capital leases, primarily buildings and improvements, are included in Property, Plant and Equipment at a cost of $45.3 million, less accumulated amortization of $15.4 million and $12.1 million at the end of 2010 and 2009, respectively. Amortization expense for assets under capital leases is included in depreciation expense.

Assets that are subject to a mortgage have a cost of $21.2 million, less accumulated depreciation of $1.5 million and $1.1 million at the end of 2010 and 2009, respectively. All other Property, Plant and Equipment is unencumbered.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note F —	Intangible Assets

	Weighted
	Average			Net
	Amortization		Accumulated	Carrying
	Period	Cost	Amortization	Amount
	Dollars in thousands

December 2010
Amortizable intangible assets:
Customer relationships	19 years	$445,388	$108,081	$337,307
License agreements	24 years	179,557	51,816	127,741
Trademarks and other	8 years	15,035	10,365	4,670

Amortizable intangible assets, net				469,718
Indefinite-lived intangible assets:
Trademarks and tradenames				1,021,207

Intangible assets, net				$1,490,925

December 2009
Amortizable intangible assets:
Customer relationships	19 years	$442,549	$81,510	$361,039
License agreements	24 years	180,111	42,664	137,447
Trademarks and other	7 years	17,726	11,111	6,615

Amortizable intangible assets, net				505,101
Indefinite-lived intangible assets:
Trademarks and tradenames				1,030,020

Intangible assets, net				$1,535,121

Intangible assets are amortized using the following methods: customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — straight-line method.

In 2010, VF recorded an impairment charge of $6.6 million to reduce the carrying value of its 7 For All Mankind® indefinite-lived trademark to its fair value. Similarly in 2009, VF recorded impairment charges of $5.6 million for Reef® and $14.5 million for lucy® to reduce the carrying values of those trademarks to their fair values. See Note T for additional information.

Amortization expense was $39.4 million in 2010, $40.5 million in 2009 and $39.4 million in 2008. Estimated amortization expense for the years 2011 through 2015 is $37.1 million, $34.8 million, $33.0 million, $31.6 million and $30.2 million, respectively.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note G —	Goodwill

Activity is summarized by business segment as follows:

	Outdoor &				Contemporary
	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
	In thousands

Balance, December 2007 (a)	$615,660	$232,068	$56,246	$215,767	$158,422	$1,278,163
2008 acquisition	—	15,678	—	—	—	15,678
Contingent consideration	5,309	—	457	—	—	5,766
Adjustments to purchase price allocation (b)	683	—	—	—	40,106	40,789
Currency translation	(15,040)	(11,928)	—	—	370	(26,598)

Balance, December 2008 (a)	606,612	235,818	56,703	215,767	198,898	1,313,798
2009 acquisition	—	—	—	—	142,361	142,361
Impairment charges	(43,398)	—	—	(58,453)	—	(101,851)
Contingent consideration	3,818	—	—	—	—	3,818
Adjustments to purchase price allocation	(302)	—	—	—	(3,152)	(3,454)
Currency translation	8,149	3,112	—	—	1,747	13,008

Balance, December 2009 (a)	574,879	238,930	56,703	157,314	339,854	1,367,680
2010 acquisition	16,938	—	—	—	—	16,938
Impairment charge	—	—	—	—	(195,169)	(195,169)
Contingent consideration	(78)	—	—	—	—	(78)
Currency translation	(16,992)	(3,417)	—	—	(2,324)	(22,733)

Balance, December 2010	$574,747	$235,513	$56,703	$157,314	$142,361	$1,166,638

(a)	Reflects the 2010 reclassification of the lucy ® business unit from the Contemporary Brands Coalition to the Outdoor & Action Sports Coalition.

(b)	Represents the reclassification from indefinite-lived intangible assets upon finalization of the purchase price allocation.

In 2010, in connection with its annual impairment testing, VF recorded an impairment charge of $195.2 million to reduce the carrying value of goodwill in its 7 For All Mankind® business unit, which is part of the Contemporary Brands Coalition. Similarly in 2009, VF recorded impairment charges of $31.1 million, $58.5 million and $12.3 million to reduce the carrying values of goodwill related to its Reef®, Nautica® and lucy® business units. The Reef® and lucy® business units are part of the Outdoor & Action Sports Coalition, and Nautica® is part of the Sportswear Coalition. The impairment charges in 2010 and 2009 shown above represent the cumulative impairment charges for the business segments. See Note T for additional information.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note H —	Other Assets

	2010	2009
	In thousands

Investments held for deferred compensation plans (Note M)	$184,108	$179,581
Other investments	23,292	17,138
Investments accounted for under the equity method	—	6,123
Deferred income taxes (Note P)	38,523	11,182
Computer software, net of accumulated amortization of $13,197 in 2010 and $39,695 in 2009	43,558	41,200
Deferred debt issuance costs	9,256	10,159
Other	72,288	58,939

Other assets	$371,025	$324,322

Investments held for deferred compensation plans consist of mutual funds and life insurance contracts. Other investments include marketable securities and life insurance contracts.

Mutual funds are classified as trading securities and carried at fair value. Marketable securities are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses, net of the related tax effect, reported as a component of Accumulated Other Comprehensive Income until realized. Life insurance contracts are carried at cash surrender value.

Investments accounted for under the equity method at the end of 2009 included a 50% interest in a joint venture that marketed Vans® branded products in the wholesale channel in Mexico. As discussed in Note B, VF acquired the remaining equity in March 2010.

Note I —	Short-term Borrowings

Short-term borrowings consist of international lending arrangements with outstanding balances of $36.6 million at December 2010 and $45.5 million at December 2009. These arrangements are unsecured and had a weighted average interest rate of 7.7% at the end of 2010 and 7.6% at the end of 2009.

VF has a $1.0 billion senior domestic unsecured revolving bank credit agreement that supports issuance of up to $1.0 billion in commercial paper, with any unused portion available for general corporate purposes. This agreement, which expires in October 2012, has a borrowing rate of LIBOR plus 0.19% and a facility fee of 0.06% per year. The agreement contains a financial covenant requiring VF’s ratio of consolidated indebtedness to consolidated capitalization, as defined, to remain below 60%. The agreement contains other covenants and events of default, including limitations on liens, subsidiary indebtedness, sales of assets, and a cross-acceleration event of default if more than $100.0 million of other debt is in default and has been accelerated by the lenders. If VF fails in the performance of any covenant under this agreement, the banks may terminate their obligation to lend, and any bank borrowings outstanding under this agreement may become due and payable. At the end of 2010, VF was in compliance with all covenants, and the entire amount of the credit agreement was available for borrowing, except for $16.7 million related to standby letters of credit issued under the agreement on behalf of VF.

Certain international subsidiaries, with VF Corporation as guarantor, have a €250.0 million (U.S. dollar equivalent of $334.2 million at December 2010) senior international unsecured revolving bank credit agreement. This agreement, which expires in October 2012, has a borrowing rate of EURIBOR plus 0.20% and a facility fee of 0.06% per year. The terms and conditions of the international bank credit agreement are substantially the same as those of VF’s $1.0 billion domestic bank credit agreement. At the end of 2010, VF was in compliance with all covenants, and the entire amount of the credit agreement was available for borrowing.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note J —	Accrued Liabilities

	2010	2009
	In thousands

Compensation	$155,563	$125,972
Deferred compensation (Note M)	23,000	19,000
Income taxes (Note P)	10,499	31,996
Deferred income taxes (Note P)	6,897	4,785
Other taxes	72,013	63,278
Advertising	31,461	22,547
Customer discounts and allowances	30,412	20,195
Interest	10,451	14,733
Unrealized losses on hedging contracts (Note U)	25,440	16,682
Insurance	11,586	12,427
Product warranty claims (Note L)	12,334	11,763
Contingent consideration (Note B)	—	9,257
Pension liabilities (Note M)	5,873	3,302
Other	163,635	118,034

Accrued liabilities	$559,164	$473,971

Note K —	Long-term Debt

	2010	2009
	In thousands

8.5% notes, due 2010	$—	$200,000
5.95% notes, due 2017	250,000	250,000
6.00% notes, due 2033	292,949	292,810
6.45% notes, due 2037	350,000	350,000
Other long-term debt	10,867	11,522
Capital leases	34,803	37,341

Total long-term debt	938,619	1,141,673
Less current portion	2,737	203,179

Long-term debt, due beyond one year	$935,882	$938,494

All notes, along with any amounts outstanding under our revolving bank credit agreements (Note I), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the 2017 and 2037 notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. At the end of 2010, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the 2017 and 2037 notes, if there were a change in control of VF and, as a result of the change in control, those notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

VF may redeem the notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 20 basis points for the 2017 notes and 25 basis points for the 2037 notes, plus accrued interest to the redemption date.

The 2033 notes have a principal balance of $300.0 million and are recorded net of unamortized original issue discount. Interest expense on these notes is recorded at an effective annual interest rate of 6.19%, including amortization of the original issue discount, deferred gain on an interest rate hedging contract (Note U) and debt issuance costs.

The $200.0 million of 8.5% notes were repaid at their maturity during 2010.

Capital leases relate primarily to buildings and improvements (Note E). These leases expire at dates through 2021 and have an effective interest rate of 5.1%.

The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2010 are summarized as follows:

	Notes and	Capital
	Other	Leases	Total
	In thousands

2011	$165	$4,280	$4,445
2012	174	4,157	4,331
2013	187	4,148	4,335
2014	200	4,123	4,323
2015	213	4,123	4,336
Thereafter	909,928	24,239	934,167

	910,867	45,070	955,937
Less debt discount included above	7,051	—	7,051
Less amounts representing interest	—	10,267	10,267

Total long-term debt	903,816	34,803	938,619
Less current portion	165	2,572	2,737

Long-term debt, due beyond one year	$903,651	$32,231	$935,882

Note L —	Other Liabilities

	2010	2009
	In thousands

Deferred compensation (Note M)	$190,732	$182,965
Pension liabilities (Note M)	201,499	247,583
Income taxes (Note P)	33,409	18,269
Deferred income taxes (Note P)	7,936	73,006
Deferred rent credits	49,954	46,970
Product warranty claims	30,001	29,710
Other	37,349	27,792

Other liabilities	$550,880	$626,295

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Activity relating to accrued product warranty claims is summarized as follows:

	2010	2009	2008
	In thousands

Balance, beginning of year	$41,473	$40,069	$38,699
Accrual for products sold during the year	11,436	9,052	12,795
Repair or replacement costs incurred	(9,397)	(8,193)	(10,341)
Currency translation	(1,177)	545	(1,084)

Balance, end of year	42,335	41,473	40,069
Less current portion (Note J)	12,334	11,763	11,376

Long-term portion	$30,001	$29,710	$28,693

Note M —	Retirement and Savings Benefit Plans

VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to amend any aspect of the plans, or to curtail or discontinue any of the plans, subject to local regulations.

Defined Benefit Pension Plans:  VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time domestic employees employed before 2005 and an unfunded supplemental defined benefit pension plan that provides benefits earned that exceed limitations imposed by income tax regulations. VF also sponsors contributory defined benefit plans covering selected international employees. These defined benefit plans provide pension benefits based on compensation and years of service. The components of pension cost for these plans were as follows:

	2010	2009	2008
	Dollars in thousands

Service cost — benefits earned during the year	$18,085	$14,904	$16,473
Interest cost on projected benefit obligations	76,691	71,799	69,043
Expected return on plan assets	(76,846)	(53,515)	(83,360)
Settlement charge	—	—	4,383
Amortization of deferred amounts:
Net deferred actuarial loss	45,731	60,525	1,562
Prior service cost	3,948	4,266	2,691

Total pension expense	$67,609	$97,979	$10,792

Assumptions used to determine pension expense:
Discount rate	6.05%	6.50%	6.40%
Expected long-term return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The actuarial assumptions presented above relate to domestic defined benefit plans, which comprise approximately 94% of plan assets and projected benefit obligations at December 2010. For international plans, assumptions reflect economic circumstances applicable to each country.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following provides a reconciliation of the changes in fair value of the pension plans’ assets and projected benefit obligations for each year, and the plans’ funded status at the end of each year:

	2010	2009
	Dollars in thousands

Fair value of plan assets, beginning of year	$1,034,368	$742,767
Actual return on plan assets	126,396	132,295
VF contributions	113,460	212,128
Participant contributions	1,946	265
Benefits paid	(62,712)	(58,652)
Currency translation	(1,870)	5,565

Fair value of plan assets, end of year	1,211,588	1,034,368

Projected benefit obligations, beginning of year	1,285,253	1,159,327
Service cost	18,085	17,200
Interest cost	76,691	75,242
Participant contributions	1,946	265
Actuarial loss	101,669	73,569
Plan amendment	—	13,024
Benefits paid	(62,712)	(58,652)
Currency translation	(1,972)	5,278

Projected benefit obligations, end of year	1,418,960	1,285,253

Funded status, end of year	$(207,372)	$(250,885)

Amounts included in Consolidated Balance Sheets:
Current liabilities (Note J)	$(5,873)	$(3,302)
Noncurrent liabilities (Note L)	(201,499)	(247,583)

Funded status	$(207,372)	$(250,885)

Accumulated other comprehensive (income) loss:
Deferred actuarial losses	$415,153	$408,959
Deferred prior service cost	18,629	22,577

	$433,782	$431,536

Accumulated benefit obligations	$1,367,777	$1,225,213

Assumptions used to determine obligations for domestic defined benefit plans:
Discount rate	5.65%	6.05%
Rate of compensation increase	4.00%	4.00%

Accumulated benefit obligations at any pension plan measurement date are the present value of vested and unvested pension benefits earned through the measurement date, without projection to future periods. Projected benefit obligations are the present value of vested and unvested pension benefits earned, with projected future compensation increases.

Differences in any year between actual results and amounts estimated using actuarial assumptions are deferred and amortized as a component of future years’ pension expense. These unrecognized actuarial gains and losses are

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

amortized to pension expense as follows: amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets and (ii) 20% of projected benefit obligations are amortized over the expected average remaining service of active participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. Deferred actuarial losses and deferred prior service costs are recorded in OCI. The estimated amounts of Accumulated OCI to be amortized to pension expense in 2011 are $42.6 million of deferred actuarial losses and $3.5 million of deferred prior service costs.

Management’s investment objective is to invest the plans’ assets in a diversified portfolio of securities to provide long-term growth in plan assets that, along with VF contributions, will meet the plans’ benefit payment obligations. Investment strategies focus on diversification among several asset classes (in accordance with the target allocations presented below), a balance of long-term investment return at an acceptable level of risk, and liquidity to meet benefit payments. Plan assets are generally liquid securities diversified across equity, fixed income, real estate and other asset classes. Funds are allocated among several independent investment managers who have full discretion to manage their portion of the investments, subject to strategy and risk guidelines established with each manager. The overall strategy, the resulting allocations of plan assets and the performance of individual investment managers are continually monitored. Derivative instruments may be used by investment managers for hedging purposes and by the commodity investment manager to gain exposure to commodities through the futures market. There are no investments in VF debt or equity securities and no significant concentrations of security risk.

The expected long-term rate of return on the plans’ assets was based on an evaluation of the weighted average of the expected returns for the major asset classes in which the plans invest. Expected returns by asset class were developed through analysis of historical market returns, current market conditions, inflation expectations, and equity and credit risks. The target allocation of investments by asset class for domestic defined benefit plans in 2011 is provided below:

2011
Target
Allocation

Equity securities	46 - 60%
Fixed income securities	25 - 35%
Real estate securities	8 - 12%
Commodities and other*	0 - 10%
Liquidity/cash equivalents	0 - 7%

*	Includes commodity-linked investments and U.S. government fixed income investments, including Treasury inflation-protected securities (“TIPS”).

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The fair value of investments held by VF’s pension plans at December 2010 and 2009, by asset class, is summarized below. See Note T for discussion of the three levels of fair value measurement hierarchy. Level 2 securities generally represent institutional funds measured at their daily net asset value derived from quoted prices of the underlying investments.

		Fair Value Measurement Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total	Identical	Observable	Unobservable
	Plan	Assets	Inputs	Inputs
	Assets	(Level 1)	(Level 2)	(Level 3)
		Dollars in thousands

December 2010
Cash equivalents(a)	$150,666	$1,220	$149,446	$—
Equity securities:
Domestic	428,127	427,120	1,007	—
International(b)	185,459	113,410	72,049	—
Fixed income securities:
U.S. Treasury and government agencies	107,823	88,634	19,189	—
Corporate and international bonds	290,698	—	290,698	—
Real estate(c)	22,368	2,000	20,368	—
Insurance contracts	23,555	—	23,555	—
Commodities(d)	2,892	2,892	—	—

	$1,211,588	$635,276	$576,312	$—

December 2009
Cash equivalents(a)	$146,003	$707	$145,296	$—
Equity securities:
Domestic	412,926	408,807	4,119	—
International(b)	60,010	—	60,010	—
Fixed income securities:
U.S. Treasury and government agencies	119,039	70,822	48,217	—
Corporate and international bonds	221,596	—	221,596	—
Real estate(c)	55,941	1,175	54,766	—
Insurance contracts	15,963	—	15,963	—
Commodities(d)	2,890	2,890	—	—

	$1,034,368	$484,401	$549,967	$—

(a)	Consists of $100.0 million contributed to the plan by VF in late 2010 and late 2009, respectively, that had not been allocated to individual investment managers, plus amounts held by individual investment managers of other asset classes for their respective liquidity and for plan liquidity. This asset class includes an institutional fund that invests primarily in short-term U.S. government securities.

(b)	Includes institutional funds that invest directly in international equity securities.

(c)	Includes institutional funds that invest directly in U.S. real estate properties and U.S. real estate securities.

(d)	Consists of derivative commodity futures.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

VF makes contributions to its pension plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as considered prudent. VF made discretionary contributions totaling $100.0 million and $200.0 million to the domestic qualified defined benefit plan in 2010 and 2009, respectively. VF is not required under applicable regulations, and does not currently intend, to make a contribution to the domestic qualified defined benefit pension plan during 2011 but does intend to make contributions totaling approximately $11.0 million to the other pension plans. The plans’ estimated future benefit payments, including benefits attributable to estimated future employee service and compensation increases, are approximately $66.3 million in 2011, $70.6 million in 2012, $73.3 million in 2013, $77.5 million in 2014, $81.3 million in 2015 and $468.6 million for the years 2016 through 2020.

Deferred Compensation Plans:  VF sponsors a nonqualified retirement savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Expense under this plan was $3.9 million in 2010 and 2009, and $4.4 million in 2008. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds, fixed income fund and VF Common Stock. Changes in the fair value of the participants’ hypothetical investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense in the Consolidated Statements of Income. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. Similarly, under a separate nonqualified plan, nonemployee members of the Board of Directors may elect to defer their Board compensation and invest it in hypothetical shares of VF Common Stock. At December 2010, VF’s liability to participants in the deferred compensation plans was $213.7 million, of which $23.0 million was recorded in Accrued Liabilities (Note J) and $190.7 million was recorded in Other Liabilities (Note L).

VF has purchased (i) publicly traded mutual funds, a fixed income fund and VF Common Stock in the same amounts as most of the participant-directed investment selections underlying the deferred compensation liabilities and (ii) variable life insurance contracts that, in turn, invest in institutional funds that are substantially the same as other participant-directed investment selections. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of VF’s insolvency, and an economic hedge of the financial impact of changes in deferred compensation liabilities. At December 2010, the fair value of the investments was $207.1 million, of which $23.0 million was recorded in Other Current Assets and $184.1 million was recorded in Other Assets (Note H). The VF Common Stock purchased to match participant-directed investment selections is treated for financial reporting purposes as treasury stock (Note N), which is the primary reason for the difference in carrying value of the investment securities and the recorded deferred compensation liabilities. Realized and unrealized gains and losses on these investments (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.

Other Retirement and Savings Plans:  VF also sponsors defined contribution retirement and savings plans. For domestic employees not covered by VF’s defined benefit plans or a collective bargaining agreement, VF contributes a specified percentage of an employee’s gross earnings to a qualified retirement plan. VF also sponsors 401(k) and other retirement and savings plans for certain domestic and foreign employees where cash contributions are based on a specified percentage of employee contributions. Expense for these plans totaled $14.6 million in 2010, $13.3 million in 2009 and $16.0 million in 2008.

Note N — Capital and Accumulated Other Comprehensive Income (Loss)

Common Stock outstanding is net of shares held in treasury, and in substance retired. There were 19,099,644 treasury shares at the end of 2010, 13,943,457 treasury shares at the end of 2009 and 12,198,054 treasury shares at

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

the end of 2008. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 246,860 shares of VF Common Stock at the end of 2010, 241,446 shares at the end of 2009 and 261,092 shares at the end of 2008 were held in trust for deferred compensation plans (Note M). These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $10.7 million, $9.9 million and $10.8 million at the end of 2010, 2009 and 2008, respectively.

Accumulated Other Comprehensive Income (Loss):  Comprehensive income consists of net income and specified components of Other Comprehensive Income (“OCI”). OCI consists of changes in assets and liabilities that are not included in net income under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income is presented in the Consolidated Statements of Comprehensive Income. The deferred components of other comprehensive income (loss) are reported, net of related income taxes, in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity, as follows:

	2010	2009
	In thousands

Foreign currency translation	$(5,727)	$59,671
Defined benefit pension plans	(266,125)	(265,970)
Derivative financial instruments	(1,716)	(6,180)
Marketable securities	4,974	2,737

Accumulated other comprehensive income (loss)	$(268,594)	$(209,742)

Note O — Stock-based Compensation

VF is authorized to grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers, key employees and nonemployee members of VF’s Board of Directors under the amended and restated 1996 Stock Compensation Plan approved by stockholders. All stock-based compensation awards are classified as equity awards, which are accounted for in Stockholders’ Equity in the Consolidated Balance Sheets. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. Awards that do not vest are forfeited. VF has elected to compute income tax benefits associated with stock option awards under the short cut method as allowed by the applicable accounting literature. Total stock-based compensation cost and the related income tax benefits recognized in the Consolidated Statements of Income were $63.5 million and $23.4 million in 2010, $36.0 million and $13.3 million for 2009 and $31.6 million and $11.6 million for 2008, respectively. Stock-based compensation cost capitalized as part of inventory was $0.3 million at December 2010 and $0.2 million at December 2009. At the end of 2010, there was $35.0 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of 0.8 years.

At the end of 2010, there were 12,561,824 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.

Stock Options:  Stock options are granted with an exercise price equal to the market value of VF Common Stock on the date of grant. Stock options vest in equal annual installments over three years, and compensation cost is recognized ratably over the vesting period. All options are granted with ten year terms. The fair value on the date of

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

grant of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	2010	2009	2008

Expected volatility	24% to 39%	33% to 48%	23% to 36%
Weighted average expected volatility	35%	38%	27%
Expected term (in years)	5.5 to 7.6	4.9 to 7.4	4.8 to 7.3
Dividend yield	3.7%	3.5%	2.8%
Risk-free interest rate	0.2% to 3.7%	0.5% to 2.9%	2.1% to 3.6%
Weighted average fair value at date of grant	$18.46	$15.39	$18.58

Expected volatility over the contractual term of an option was based on a combination of the implied volatility from publicly traded options on VF Common Stock and the historical volatility of VF Common Stock. The expected term represents the period of time over which options that vest are expected to be outstanding before exercise. VF used historical data to estimate option exercise behaviors and to estimate the number of options that would vest. Groups of employees that have historically exhibited similar option exercise behaviors were considered separately in estimating the expected term for each employee group. Dividend yield represents expected dividends on VF Common Stock for the contractual life of the options. Risk-free interest rates for the periods during the contractual life of the option were the implied yields at the date of grant from the U.S. Treasury zero coupon yield curve.

Stock option activity for 2010 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (Years)	(In thousands)

Outstanding, December 2009	7,786,173	$61.29
Granted	1,312,072	74.98
Exercised	(2,513,285)	57.35
Forfeited/cancelled	(212,052)	69.46

Outstanding, December 2010	6,372,908	65.40	6.6	$132,453

Exercisable, December 2010	4,031,571	$63.38	5.4	$91,911

The total fair value of stock options vested during 2010 was $22.7 million, during 2009 was $30.6 million and during 2008 was $21.7 million. The total intrinsic value of stock options exercised during 2010 was $61.6 million, during 2009 was $37.7 million and during 2008 was $57.4 million.

Restricted Stock Units:  VF has granted performance-based RSUs to key employees as a long-term incentive. These RSUs enable the recipients to receive shares of VF Common Stock at the end of a three year period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three year baseline profitability goal and annually established performance goals for profitability, revenues and operating cash flow set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three year performance period.

VF has also granted nonperformance-based RSUs to a smaller group of key employees and members of the Board of Directors. Each RSU entitles the holder to one share of VF Common Stock. The employee RSUs generally vest four years after the date of grant and the Director RSUs vest upon grant.

Dividend equivalents, payable in additional shares of VF Common Stock, accrue without compounding on the RSUs, and are subject to the same risks of forfeiture as the RSUs.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

RSU activity for 2010 is summarized as follows:

	Performance-based		Nonperformance-based
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value

Outstanding, December 2009	778,573	$68.47	50,000	$74.72
Granted	315,002	72.11	46,300	84.01
Issued as Common Stock	(173,549)	77.02	(10,000)	75.97
Forfeited/cancelled	(64,669)	68.30	(10,000)	80.08

Outstanding, December 2010	855,357	68.09	76,300	79.49

Vested, December 2010	323,967	$76.30	9,300	$71.91

The weighted average fair value of performance-based RSUs granted during 2010, 2009 and 2008 was $72.11, $57.42 and $78.02, respectively, which was equal to the market value of the underlying VF Common Stock. The total market value of awards outstanding at the end of 2010 was $73.7 million. Awards earned and vested for the three year performance period ended in 2010 and distributable in early 2011 totaled 314,705 shares of VF Common Stock having a value of $27.2 million, as approved by the Compensation Committee of the Board of Directors. Similarly, 213,052 shares of VF Common Stock with a value of $15.3 million were earned for the performance period ended in 2009, and 363,990 shares of VF Common Stock with a value of $20.9 million were earned for the performance period ended in 2008.

The weighted average grant date fair value of each nonperformance-based RSU granted during 2010 and 2009 was $84.01 and $57.38, respectively, which was equal to the market value of the underlying VF Common Stock. There were no nonperformance-based RSUs granted in 2008. The total market value of awards outstanding at the end of 2010 was $6.9 million.

Restricted Stock:  VF has granted restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares, equal to the market value of VF Common Stock at the grant date, is recognized ratably over the vesting period. Restricted shares are issued in the name of the employee but generally do not vest until four years after the date of grant. Dividends are payable in additional restricted shares when the restricted stock vests, and are subject to the same risk of forfeiture as the restricted stock.

Restricted stock activity for 2010 is summarized below:

		Weighted
	Nonvested	Average
	Shares	Grant Date
	Outstanding	Fair Value

Nonvested shares, December 2009	91,866	$67.27
Granted	85,000	80.88
Dividend equivalents	3,889	81.56
Vested	(11,332)	70.24
Forfeited	(26,164)	71.13

Nonvested shares, December 2010	143,259	74.79

Restricted stock had a market value of $12.3 million at the end of 2010. The market value of the shares vested during 2010 was $0.9 million.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note P — Income Taxes

The provision for Income Taxes was computed based on the following amounts of Income Before Income Taxes:

	2010	2009	2008
	In thousands

Domestic	$417,906	$402,379	$592,828
Foreign	332,306	252,294	255,263

Income before income taxes	$750,212	$654,673	$848,091

The provision for Income Taxes consisted of:

	2010	2009	2008
	In thousands

Current:
Federal	$188,072	$80,585	$134,458
Foreign	53,260	45,208	64,847
State	27,436	15,748	22,285

	268,768	141,541	221,590
Deferred, primarily federal	(92,068)	54,674	23,654

Income taxes	$176,700	$196,215	$245,244

The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense in the consolidated financial statements are as follows:

	2010	2009	2008
	In thousands

Tax at federal statutory rate	$262,574	$229,136	$296,832
State income taxes, net of federal tax benefit	15,968	9,415	19,767
Foreign rate differences	(100,712)	(76,059)	(82,018)
Change in valuation allowance	6,531	4,781	8,456
Goodwill impairment	—	35,648	—
Tax credits	(11,336)	(4,364)	—
Other	3,675	(2,342)	2,207

Income taxes	$176,700	$196,215	$245,244

Foreign rate differences included $5.6 million in tax benefits in 2010, $3.8 million in 2009 and $18.2 million in 2008 from the favorable audit outcomes on certain tax matters and from expiration of statutes of limitations. Foreign rate differences also include $13.0 million of tax benefits for refund claims related to prior years’ tax filings in a foreign jurisdiction.

Additionally, income tax expense in 2010 included $7.5 million of tax credits related to prior years.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consisted of the following:

	2010	2009
	In thousands

Deferred income tax assets:
Inventories	$13,643	$10,328
Employee compensation and benefits	249,154	225,107
Other accrued expenses	101,270	97,516
Operating loss carryforwards	147,391	112,802
Capital loss carryforwards	31,302	30,847
Depreciation	1,852	2,489

	544,612	479,089
Valuation allowance	(149,896)	(110,371)

Deferred income tax assets	394,716	368,718

Deferred income tax liabilities:
Intangible assets	257,249	299,260
Other deferred liabilities	23,483	22,720
Investment in foreign subsidiaries	22,074	48,388

Deferred income tax liabilities	302,806	370,368

Net deferred income tax assets (liabilities)	$91,910	$(1,650)

Amounts included in Consolidated Balance Sheets:
Current assets	$68,220	$64,959
Current liabilities	(6,897)	(4,785)
Noncurrent assets	38,523	11,182
Noncurrent liabilities	(7,936)	(73,006)

	$91,910	$(1,650)

As of the end of 2010, VF has not provided deferred taxes on $1,002 million of undistributed earnings from certain international subsidiaries where the earnings are considered to be permanently reinvested. The undistributed earnings would become taxable in the United States if management decided to repatriate earnings for business, tax or foreign exchange reasons. If this were the case, U.S. income taxes would be provided net of foreign taxes already paid.

VF has been granted a lower effective income tax rate for taxable earnings for years 2010 through 2014 in a foreign jurisdiction based on certain investment and employment level requirements. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $6.0 million ($0.05 per diluted share) in 2010. Income tax was reduced by $7.1 million ($0.06 per diluted share) in 2009 and $12.6 million ($0.11 per diluted share) in 2008 pursuant to a separate agreement that expired in 2009. In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction for the period 2010 through 2019. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $1.7 million ($0.02 per diluted share) in 2010.

VF has potential tax benefits totaling $106.6 million for foreign operating loss carryforwards, of which $88.8 million have an unlimited carryforward life. In addition, there are $26.4 million of potential tax benefits for federal operating loss carryforwards that expire between 2017 and 2027 and $14.4 million of benefits for state operating loss carryforwards that expire between 2011 and 2029. Some of the foreign and substantially all of the

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

federal and state operating loss carryforward amounts relate to acquired companies for periods prior to their acquisition by VF. A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized.

Valuation allowances totaled $100.0 million for available foreign operating loss carryforwards, $13.3 million for available federal operating loss carryforwards, $9.2 million for available state operating loss carryforwards and $12.7 million for other foreign deferred income tax assets. During 2010, VF had a net increase in valuation allowances of $39.7 million related to foreign operating loss carryforwards and other deferred tax assets, $0.8 million related to state operating loss carryforwards, $0.4 million related to federal capital loss carryforwards, and a decrease of $1.4 million related to foreign currency translation effects. In addition, VF has potential tax benefits totaling $31.3 million for federal capital loss carryforwards that expire between 2011 and 2014 upon which a valuation allowance of $14.7 million was provided.

A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

			Unrecognized
	Unrecognized		Income Tax
	Income Tax	Accrued	Benefits,
	Benefits	Interest	Including Interest
	In thousands

Balance, December 2007	$84,899	$16,415	$101,314
Additions for current year tax positions	9,320	409	9,729
Additions for prior year tax positions	7,746	4,753	12,499
Reductions for prior year tax positions	(30,854)	(8,138)	(38,992)
Reductions due to statute expirations	(7,441)	(18)	(7,459)
Payments in settlement	(5,652)	(2,600)	(8,252)
Currency translation	(587)	—	(587)

Balance, December 2008	57,431	10,821	68,252
Additions for current year tax positions	2,780	—	2,780
Additions for prior year tax positions	1,264	2,274	3,538
Reductions for prior year tax positions	(7,651)	(1,958)	(9,609)
Reductions due to statute expirations	(9,624)	(1,795)	(11,419)
Payments in settlement	(2,555)	(763)	(3,318)
Currency translation	233	—	233

Balance, December 2009	41,878	8,579	50,457
Additions for current year tax positions	8,460	377	8,837
Additions for prior year tax positions	15,053	2,229	17,282
Reductions for prior year tax positions	(214)	(200)	(414)
Reductions due to statute expirations	(5,315)	(409)	(5,724)
Payments in settlement	(1,573)	(746)	(2,319)
Currency translation	(721)	—	(721)

Balance, December 2010	$57,568	$9,830	$67,398

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	2010	2009

Amounts included in Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest	$67,398	$50,457
Less deferred tax benefit	9,821	8,362

Total unrecognized tax benefits	57,577	42,095
Less current portion (Note J)	24,168	23,826

Long-term portion (Note L)	$33,409	$18,269

The unrecognized tax benefits and interest of $57.6 million at the end of 2010, if recognized, would reduce the annual effective tax rate.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS’) commenced an examination of tax years 2007, 2008 and 2009 during this fiscal year. Additionally, the audit of tax years 2002 and 2003 was settled in 2008, and the IRS examination of tax years 2004, 2005 and 2006 was completed in 2009. VF has appealed the results of the 2004 to 2006 examination to the IRS Appeals office. VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years to ensure VF’s provision for income taxes is sufficient. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $15.9 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, all of which would reduce income tax expense.

Note Q —	Business Segment Information

VF’s businesses are grouped by product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments, as described below:

•	Outdoor & Action Sports — Outerwear, action sports apparel and footwear, backpacks, bags, and technical equipment

•	Jeanswear — Jeanswear and related products

•	Imagewear — Occupational apparel and licensed apparel

•	Sportswear — Fashion sportswear

•	Contemporary Brands — Premium lifestyle apparel

•	Other — Primarily VF Outlets

Operating results of the lucy® business unit have been reclassified from the Contemporary Brands Coalition to the Outdoor & Action Sports Coalition consistent with the change in internal management reporting beginning in 2010.

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

Corporate costs, (other than allocated costs directly related to the coalitions), impairment charges and net interest expense are not controlled by coalition management and therefore are excluded from the Coalition Profit performance measure used for internal management reporting. Corporate and Other Expenses consists of corporate headquarters expenses that are not allocated to the coalitions (including compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general) and other expenses related to but not allocated to the coalitions for internal management reporting (including a portion of defined benefit pension costs, development costs for management information systems, costs of maintaining and enforcing certain of VF’s trademarks, adjustments for the LIFO method of inventory valuation and miscellaneous consolidating adjustments). Defined benefit pension plans in the United States are centrally managed. The current year service cost component of pension cost is allocated to the coalitions, while other cost components are reported in Corporate and Other.

Coalition Assets, for internal management purposes, are those used directly in or resulting from the operations of each business unit, such as accounts receivable, inventories and property, plant and equipment. Corporate assets include corporate facilities, investments held in trust for deferred compensation plans and information systems assets.

Financial information for VF’s reportable segments is as follows:

	2010	2009(c)	2008(c)
	In thousands

Coalition revenues:
Outdoor & Action Sports	$3,204,657	$2,806,126	$2,807,343
Jeanswear	2,537,591	2,522,459	2,764,875
Imagewear	909,402	865,472	991,072
Sportswear	497,773	498,317	570,721
Contemporary Brands	438,741	417,742	385,905
Other	114,425	110,170	122,684

Total revenues	$7,702,589	$7,220,286	$7,642,600

Coalition profit:(a)
Outdoor & Action Sports	$642,398	$492,889	$442,533
Jeanswear	431,942	370,886	378,881
Imagewear	111,174	87,489	131,626
Sportswear	52,354	51,993	41,561
Contemporary Brands	14,046	50,844	63,466
Other	(61)	1,194	(2,414)

Total coalition profit	1,251,853	1,055,295	1,055,653
Impairment of goodwill and trademarks(b)	(201,738)	(121,953)	—
Corporate and other expenses	(224,501)	(194,997)	(119,627)
Interest, net	(75,402)	(83,672)	(87,935)

Income before income taxes	$750,212	$654,673	$848,091

(a)	Restructuring costs totaling $41.0 million in the fourth quarter of 2008 reduced coalition profit as follows: Outdoor & Action Sports — $8.4 million; Jeanswear — $22.6 million; Imagewear — $2.0 million; Sportswear — $3.2 million; Contemporary Brands — $0.3 million, and Corporate and other — $4.5 million.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(b)	Goodwill and trademark impairment charges totaling $201.7 million in the fourth quarter of 2010 related to Contemporary Brands and totaling $122.0 million in the fourth quarter of 2009 related to: Outdoor & Action Sports — $63.5 million and Sportswear — $58.5 million. See Notes F, G, and T.

(c)	Results in 2008 and 2009 have been revised to reflect the 2010 reclassification of the lucy® business unit from Contemporary Brands Coalition to the Outdoor & Actions Sports Coalition.

	2010	2009	2008
	In thousands

Coalition assets:
Outdoor & Action Sports	$954,441	$870,761	$966,351
Jeanswear	841,865	849,888	1,023,405
Imagewear	319,179	320,889	346,086
Sportswear	127,567	106,911	102,145
Contemporary Brands	181,399	190,105	200,999
Other	61,065	62,220	60,226

Total coalition assets	2,485,516	2,400,774	2,699,212
Cash and equivalents	792,239	731,549	381,844
Intangible assets and goodwill	2,657,563	2,902,801	2,680,020
Deferred income taxes	106,743	76,141	187,286
Corporate assets	415,495	362,598	485,506

Consolidated assets	$6,457,556	$6,473,863	$6,433,868

Capital expenditures:
Outdoor & Action Sports	$49,658	$34,681	$48,970
Jeanswear	19,906	17,547	31,229
Imagewear	2,843	2,131	9,145
Sportswear	3,770	1,776	2,736
Contemporary Brands	10,975	15,535	19,901
Other	5,627	4,412	6,261
Corporate	18,861	9,777	5,965

	$111,640	$85,859	$124,207

Depreciation and amortization expense:
Outdoor & Action Sports	$62,563	$54,467	$50,281
Jeanswear	34,304	39,297	40,744
Imagewear	12,055	12,438	12,858
Sportswear	12,155	12,821	15,879
Contemporary Brands	32,864	26,139	17,949
Other	3,638	3,530	5,866
Corporate	15,817	21,760	22,594

	$173,396	$170,452	$166,171

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Supplemental information (with revenues by geographic area based on the location of the customer) is as follows:

	2010	2009	2008
	In thousands

Total revenues:
United States	$5,411,533	$5,078,065	$5,321,054
Foreign, primarily Europe	2,291,056	2,142,221	2,321,546

	$7,702,589	$7,220,286	$7,642,600

Property, plant and equipment:
United States	$446,718	$449,091	$471,892
Mexico	38,844	38,459	39,632
Other foreign, primarily Europe	117,346	126,628	131,203

	$602,908	$614,178	$642,727

Sales to Wal-Mart Stores, Inc., primarily from the Jeanswear Coalition, comprised 10% of Total Revenues in 2010 and 11% in 2009 and 2008.

Note R —	Commitments

VF is obligated under noncancelable operating leases. Rent expense included in the Consolidated Statements of Income was as follows:

	2010	2009	2008
	In thousands

Minimum rent expense	$181,190	$176,490	$152,053
Contingent rent expense	6,828	5,966	6,702

Rent expense	$188,018	$182,456	$158,755

Future minimum lease payments are $188.2 million, $157.3 million, $130.7 million, $109.1 million and $94.5 million for the years 2011 through 2015, respectively, and $215.0 million thereafter. In addition, VF will receive $8.8 million in income over the period of a noncancelable sublease through 2016.

VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in Cost of Goods Sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $61.9 million, $82.4 million, $74.8 million, $77.4 million and $25.9 million for the years 2011 through 2015, respectively, and $55.9 million thereafter.

On December 20, 2010, VF signed an asset purchase agreement to acquire the trademarks and related intellectual property of Rock and Republic Enterprises, Inc., for approximately $57 million, subject to customary conditions and entry of a confirmation order in the Bankruptcy Court for the Southern District of New York.

In the ordinary course of business, VF has entered into purchase commitments for raw materials, contract production and finished products. These agreements, typically ranging from 2 to 6 months in duration, require total payments of $839.2 million in 2011. In addition, VF has a remaining commitment to purchase $67.5 million of finished product, with a minimum of $15.0 million per year, in connection with the sale of a business in a prior year.

VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

$111.6 million, $30.0 million, $20.6 million, $12.3 million and $1.4 million for the years 2011 through 2015, respectively, and $0.8 million thereafter.

Surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs totaled $89.9 million as of December 2010. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.

Note S —	Earnings Per Share

	2010	2009	2008
	In thousands, except per share amounts

Earnings per share — basic:
Net Income	$573,512	$458,458	$602,847
Net (income) loss attributable to noncontrolling interests	(2,150)	2,813	(99)

Net income attributable to VF Corporation	$571,362	$461,271	$602,748

Weighted average Common Stock outstanding	108,764	110,389	109,234

Earnings per share attributable to VF Corporation common stockholders	$5.25	$4.18	$5.52

Earnings per share — diluted:
Net income attributable to VF Corporation	$571,362	$461,271	$602,748

Weighted average Common Stock outstanding	108,764	110,389	109,234
Incremental shares from stock options and other dilutive securities	1,564	1,216	2,021

Adjusted weighted average Common Stock outstanding	110,328	111,605	111,255

Earnings per share attributable to VF Corporation common stockholders	$5.18	$4.13	$5.42

Outstanding options to purchase 1.9 million shares, 4.1 million shares and 3.7 million shares of Common Stock were excluded from the computations of diluted earnings per share in 2010, 2009 and 2008, respectively, because the effect of their inclusion would have been antidilutive. In addition, 0.5 million restricted stock units in 2010 and 2009 and 0.4 million restricted stock units in 2008 were excluded from the computation of diluted earnings per share because they are subject to performance-based vesting conditions that had not been achieved by the end of those periods.

Note T —	Fair Value Measurements

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Recurring Fair Value Measurements:  The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis:

		Fair Value Measurement Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		In thousands

December 2010
Financial assets:
Cash equivalents:
Money market funds	$437,229	$437,229	$—	$—
Time deposits	93,254	93,254	—	—
Derivative instruments	18,568	—	18,568	—
Investment securities	182,673	147,380	35,293	—
Other marketable securities	12,388	12,388	—	—
Financial liabilities:
Derivative instruments	28,815	—	28,815	—
Deferred compensation	212,011	—	212,011	—
December 2009
Financial assets:
Cash equivalents:
Money market funds	$372,516	$372,516	$—	$—
Time deposits	81,554	81,554	—	—
Derivative instruments	11,743	—	11,743	—
Investment securities	182,306	140,872	41,434	—
Financial liabilities:
Derivative instruments	16,794	—	16,794	—
Deferred compensation	199,831	—	199,831	—

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

fixed income fund included in investment securities is its daily net asset value. Fair value of liabilities under deferred compensation plans is the amount payable to participants, based on the fair value of participant-directed investment selections.

The carrying value of all other financial assets and financial liabilities is their cost, which may differ from fair value. At December 2010 and December 2009, the carrying values of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. The fair value of VF’s long-term debt, including the current portion, was $1,025.1 million at the end of 2010, compared with its carrying value of $938.6 million, and was $1,202.6 million at the end of 2009, compared with its carrying value of $1,141.7 million. Fair value for long-term debt was estimated based on quoted market prices of similar debt instruments or values of comparable borrowings.

Nonrecurring Fair Value Measurements:  Goodwill and indefinite-lived intangible assets are tested for possible impairment at least annually. During the 2010 impairment test, management concluded that the carrying value of goodwill in the 7 For All Mankind® business unit exceeded its fair value and, accordingly, recorded an impairment charge of $195.2 million to write down the goodwill to its implied fair value (Note G). Management also concluded that the carrying value of the 7 For All Mankind® trademark intangible asset exceeded its fair value and, accordingly, recorded an impairment charge of $6.6 million to write down the asset to its fair value (Note F). Similarly in 2009, management recorded goodwill impairment charges totaling $101.9 million to write down the goodwill of its Reef®, lucy® and Nautica® business units. Also in 2009, management recorded impairment charges totaling $20.1 million to write down the carrying value of the Reef® and lucy® trademark intangible assets to their fair values. Impairment charges included in the Consolidated Statements of Income are summarized as follows:

	2010	2009
	7 For All Mankind®	Reef®	lucy®	Nautica®	Total
	In thousands

Goodwill	$195,169	$31,142	$12,256	$58,453	$101,851
Trademarks	6,569	5,600	14,502	—	20,102

Total	$201,738	$36,742	$26,758	$58,453	$121,953

These nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. For trademark intangible assets, management used the income-based relief-from-royalty valuation method in which fair value is the discounted value of forecasted royalty revenues arising from a trademark using a royalty rate that an independent party would pay for use of that trademark.

Management’s assumptions at each valuation date were based on analysis of current and expected economic conditions and the updated strategic plan for each business unit. Assumptions used were similar to those that would be used by market participants performing valuations of these business units. Information regarding the fair value assessments of the 7 For All Mankind®, Reef®, lucy® and Nautica® business units is provided below.

7 For All Mankind®:  The 7 For All Mankind® business unit, acquired in August 2007, has not met the revenue and earnings growth forecasted at its acquisition. The 7 For All Mankind® premium-priced lifestyle brand is marketed to upscale department and specialty stores. Premium apparel sales were significantly impacted by the recession that began in late 2007 as many consumers reduced their spending for luxury goods, which resulted in the closure of approximately one-half of the premium apparel specialty retail stores in the United States. Factors that led to management’s current expectation of reduced revenue and earnings growth included the expectation of slower growth for sales of 7 For All Mankind® products in the premium apparel channel for the next several years. After the

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

impairment charges, there was $303.0 million of indefinite-lived trademark intangible assets and no goodwill remained at the end of December 2010.

Reef ®:  When the 2009 impairment review was performed, the Reef® business unit had not met the revenue and earnings growth forecasted at its acquisition in 2005. Factors that led to management’s expectation of reduced revenue and earnings growth included expectation of a slow economic recovery and continued low consumer spending for the next several years, and a revised business strategy, led by a new management team installed in 2009, to focus on the brand’s core sandals business and to reduce its apparel lines. Operating performance for the Reef® business unit improved in 2010, and no additional impairment charges were required in the 2010 impairment review. There was $48.3 million of goodwill and $74.4 million of indefinite-lived trademark intangible assets remaining at the end of December 2010 and December 2009.

lucy®:  The lucy® business unit was acquired in August 2007. Management’s intent at the acquisition date was to refine the product offerings and store design and then to aggressively open new stores for several years. When the impairment review was performed in 2009, management had not made as much progress as planned, recessionary conditions existed in the United States, the number of stores had not been expanded, and the business had not been profitable. These factors, and particularly management’s expectation of a slow economic recovery, led to a reduced revenue forecast in the 2009 impairment review. At the beginning of 2010 responsibility for the lucy® business was transferred from the Contemporary Brands Coalition to the Outdoor & Action Sports Coalition where the lucy® business unit is now benefiting from the technical product expertise, design staff and retail competencies of The North Face®. Further, several underperforming stores were closed in the first quarter of 2010. Operating performance for the lucy® business unit improved in 2010, and no additional impairment charges were required. There was $39.3 million of goodwill and $40.3 million of indefinite-lived trademark intangible assets remaining at the end of December 2010 and 2009.

Nautica®:  When the 2009 Nautica® impairment review was performed, management’s expectation of reduced revenue and earnings growth was based on recessionary conditions since the end of 2007 which had negatively impacted retail sales in the department store channel, including sales of Nautica® brand products, and had also impacted sales at Nautica® retail outlet stores. Further, the department store channel of distribution in the United States had undergone consolidation over the last several years, resulting in the closing of a number of stores. In 2010, operating performance for the Nautica® business unit was stable and consistent with the 2009 forecast; therefore, no additional impairment charges were required. There was $153.7 million of goodwill remaining at the end of December 2010 and 2009.

Note U — Derivative Financial Instruments and Hedging Activities

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

Summary of Derivative Instruments:  All of VF’s derivative instruments meet the criteria for hedge accounting at the inception of the hedging relationship. However, derivative instruments that are cash flow hedges

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

of forecasted cash receipts are dedesignated as hedges near the end of their term and, accordingly, do not qualify for hedge accounting after the date of dedesignation. The notional amounts of outstanding derivative contracts at December 2010 and December 2009 totaled $1.1 billion and $857 million, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Mexican peso, Polish zloty and Canadian dollar. Derivative contracts, consisting of forward exchange contracts, have maturities ranging from one month to 20 months. Amounts of outstanding derivatives in the following table are presented on an individual contract basis:

	Fair Value of Derivatives		Fair Value of Derivatives
	with Unrealized Gains		with Unrealized Losses
	December	December	December	December
	2010	2009	2010	2009
	In thousands

Foreign exchange contracts designated as hedging instruments	$18,389	$11,183	$27,916	$16,769
Foreign exchange contracts not designated as hedging instruments	179	560	899	25

Total derivatives	$18,568	$11,743	$28,815	$16,794

Outstanding derivatives have been included in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

	December 2010	December 2009
	In thousands

Other current assets	$15,296	$10,049
Accrued current liabilities	(25,440)	(16,682)
Other assets (noncurrent)	3,272	1,694
Other liabilities (noncurrent)	(3,375)	(112)

VF’s Fair Value Hedge Strategies and Accounting Policies:  VF has a hedging program to reduce the risk that future cash flows for firm commitments will be impacted by changes in foreign currency exchange rates. VF may enter into derivative contracts to hedge intercompany loans between a domestic company and a foreign subsidiary or between two foreign subsidiaries having different functional currencies.

For a derivative instrument that is designated and qualifies as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability attributable to a particular risk), changes in the fair value of the derivative are recognized in earnings as an offset, on the same line, to the earnings impact of the underlying hedged item.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of the effects of fair value hedging relationships included in VF’s Consolidated Statements of Income for 2010 and 2009:

Location
	of Gain			Location of	Gain (Loss)
	(Loss) on	Gain (Loss) on	Hedged Items	Gain (Loss)	on Related
Fair Value	Derivatives	Derivatives	In Fair Value	Recognized	Hedged Items
Hedging	Recognized	Recognized in	Hedge	on Related	Recognized in
Relationships	in Income	Income	Relationships	Hedged Items	Income
In thousands

December 2010

Foreign exchange	Miscellaneous income (expense)	$17,914	Advances — intercompany	Miscellaneous income (expense)	$(18,041)

December 2009

Foreign exchange	Miscellaneous income (expense)	$4,770	Advances — intercompany	Miscellaneous income (expense)	$(5,667)

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

For a derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the variability in expected cash flows attributable to a particular currency risk), periodic changes in the fair value of the effective portion of the derivative are reported as a component of OCI and deferred in Accumulated OCI in the balance sheet. The deferred derivative gain or loss is reclassified into earnings as an offset, on the same line, to the earnings impact of the underlying hedged transaction (e.g., in cost of goods sold when the hedged inventories are sold, or in net sales when the hedged item relates to cash receipts from forecasted sales). As discussed in the Derivative Contracts not Designated as Hedges section below, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date.

Following is a summary of the effects of cash flow hedging relationships included in VF’s Consolidated Statements of Income for 2010 and 2009:

			Location of
	Gain (Loss) on		Gain (Loss)	Gain (Loss) Reclassified
Cash Flow	Derivatives		Reclassified from	from Accumulated
Hedging	Recognized in OCI		Accumulated	OCI into Income
Relationships	2010	2009	OCI into Income	2010	2009
	In thousands			In thousands

Foreign exchange	$14,042	$(8,971)	Net sales	$(5,907)	$534
			Cost of goods sold	10,328	(10,897)
			Miscellaneous income (expense)	2,186	445
Interest rate	—	—	Interest expense	116	116

Total	$14,042	$(8,971)		$6,723	$(9,802)

VF’s Net Investment Hedge Strategies and Accounting Policies:  In limited instances, VF may choose to hedge the risk of changes in its investments in foreign subsidiaries. Changes in the fair value of derivatives

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

designated as net investment hedges, except for any ineffective portion, are reported as a component of OCI and deferred in Accumulated OCI, along with the foreign currency translation adjustments on that investment. Upon settlement of net investment hedges, cash flows are classified in investing activities in the Consolidated Statements of Cash Flows. Following is a summary of the effects on net investment hedging relationships included in VF’s Consolidated Statement of Income for 2010:

		Location of
Net		Gain (Loss)	Gain (Loss)
Investment	Gain (Loss)	Reclassified from	Reclassified from
Hedging	on Derivatives	Accumulated	Accumulated
Relationships	Recognized in OCI*	OCI into Income	OCI into Income
	In thousands

Foreign exchange	$(132)	Miscellaneous income (expense)	$(74)

Total	$(132)		$(74)

*	To be recognized as a gain (loss) on the sale or substantial liquidation of the hedged net investment.

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the last three years.

At December 2010, Accumulated OCI included $4.0 million of net deferred pretax losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. Actual amounts to be reclassified to earnings will depend on exchange rates when currently outstanding derivative contracts are settled.

In addition, in 2003 VF entered into an interest rate swap derivative contract to hedge the interest rate risk for issuance of long-term debt due in 2033. The contract was terminated concurrent with the issuance of the debt, with the realized gain deferred in Accumulated OCI. The remaining pretax gain of $2.6 million at December 2010, deferred in Accumulated OCI, will be reclassified into earnings over the remaining term of the debt.

Derivative Contracts not Designated as Hedges:  As noted in the preceding section, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the forecasted sale is recognized. At that time, the amount of unrealized hedging gain or loss is recognized in Net Sales, and hedge accounting is not applied after the date of dedesignation. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During this period that hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized directly in earnings. During 2010 and 2009, VF recorded net losses of $3.3 million and net gains of $1.1 million, respectively, in Miscellaneous Income (Expense) for derivatives not designated as hedging instruments, effectively offsetting the net remeasurement gains or losses on the related accounts receivable. There were no derivative contracts not designated as hedges in 2008.

Note V —	Supplemental Cash Flow Information

	2010	2009	2008
	In thousands

Income taxes paid, net of refunds	$262,802	$191,857	$275,121
Interest paid	81,083	85,191	94,746
Noncash transactions:
Accretion of long-term debt	139	131	123
Assets transferred to seller in acquisition	—	—	10,598
Notes issued to seller in acquisition	—	4,700	—
Debt assumed in acquisitions	—	—	2,668
Equity in net income of investments accounted for under the equity method	518	770	7,257
Issuance of Common Stock for compensation plans	16,493	27,924	29,423

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note W —	Subsequent Events

VF’s Board of Directors declared a regular quarterly cash dividend of $0.63 per share, payable on March 21, 2011 to shareholders of record on March 11, 2011. The Board of Directors also granted 923,350 stock options, 241,154 performance-based RSUs, 15,000 nonperformance-based RSUs and 19,000 share of restricted VF Common Stock at market value.

Note X —	Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	In thousands, except per share amounts

2010 (a)
Total revenues	$1,749,879	$1,594,104	$2,232,367	$2,126,239	$7,702,589
Operating income	223,260	169,524	354,545	73,531	820,860
Net income attributable to VF Corporation	163,516	110,835	242,787	54,224	571,362
Earnings per share attributable to VF Corporation common stockholders:
Basic	$1.48	$1.02	$2.25	$0.50	$5.25
Diluted	1.46	1.00	2.22	0.49	5.18
Dividends per common share	$0.60	$0.60	$0.60	$0.63	$2.43
2009 (b)
Total revenues	$1,725,474	$1,485,637	$2,093,806	$1,915,369	$7,220,286
Operating income	161,448	119,738	317,891	137,740	736,817
Net income attributable to VF Corporation	100,939	75,527	217,920	66,885	461,271
Earnings per share attributable to VF Corporation common stockholders:
Basic	$0.92	$0.69	$1.97	$0.61	$4.18
Diluted	0.91	0.68	1.94	0.60	4.13
Dividends per common share	$0.59	$0.59	$0.59	$0.60	$2.37
2008 (c)
Total revenues	$1,846,341	$1,677,482	$2,206,627	$1,912,150	$7,642,600
Operating income	244,125	163,856	351,211	179,803	938,995
Net income attributable to VF Corporation	149,032	103,978	233,875	115,863	602,748
Earnings per share attributable to VF Corporation common stockholders:
Basic	$1.36	$0.96	$2.14	$1.06	$5.52
Diluted	1.33	0.94	2.10	1.05	5.42
Dividends per common share	$0.58	$0.58	$0.58	$0.59	$2.33

(a)	Goodwill and trademark impairment charges in the fourth quarter of 2010 reduced operating results as follows: operating income — $201.7 million; net income — $141.8 million; basic earnings per share — $1.31 ($1.30 for full year); and diluted earnings per share — $1.29. See Notes F, G and T.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(b)	Goodwill and trademark impairment changes in the fourth quarter of 2009 reduced operating results as follows: operating income — $122.0 million; net income — $114.4 million; basic earnings per share — $1.04; and diluted earnings per share — $1.02 ($1.03 for full year). See Notes F, G and T.

(c)	Restructuring costs in the fourth quarter of 2008 reduced operating results as follows: operating income — $41.0 million; net income — $32.8 million, and basic and diluted earnings per share — $0.30.

VF CORPORATION
Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E

		ADDITIONS
		(1)	(2)
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period
	In thousands

Fiscal year ended December 2010
Allowance for doubtful accounts	$60,380	7,441	—		23,222	(A)	$44,599

Other accounts receivable allowances	$108,983	440,991	—		452,635	(B)	$97,339

Valuation allowance for deferred income tax assets	$110,371	6,583	32,942	(C)	—		$149,896

Fiscal year ended December 2009
Allowance for doubtful accounts	$48,163	24,836	—		12,619	(A)	$60,380

Other accounts receivable allowances	$98,564	461,953	—		451,534	(B)	$108,983

Valuation allowance for deferred income tax assets	$93,424	4,781	12,166	(C)	—		$110,371

Fiscal year ended December 2008
Allowance for doubtful accounts	$59,053	22,062	—		32,952	(A)	$48,163

Other accounts receivable allowances	$126,799	489,439	—		517,674	(B)	$98,564

Valuation allowance for deferred income tax assets	$129,227	8,453	—		44,256	(D)	$93,424

(A)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.

(B)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.

(C)	Addition relates to circumstances where it is more likely than not that deferred income tax assets will not be realized, and the effects of foreign currency translation.

(D)	Deductions relate to circumstances where it is more likely than not that deferred income tax assets will be realized, and the effects of foreign currency translation.