Form 10-Q
period 2011-04-02
V F CORP
filed 2011-05-12
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On April 30, 2011, there were 109,398,482 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March
	2011	2010
Net Sales	$1,937,124	$1,730,086
Royalty Income	21,675	19,793

Total Revenues	1,958,799	1,749,879

Costs and Operating Expenses
Cost of goods sold	1,033,856	932,203
Marketing, administrative and general expenses	650,300	594,416

	1,684,156	1,526,619

Operating Income	274,643	223,260

Other Income (Expense)
Interest income	966	494
Interest expense	(15,940)	(20,499)
Miscellaneous, net	(1,931)	6,423

	(16,905)	(13,582)

Income Before Income Taxes	257,738	209,678

Income Taxes	56,318	46,219

Net Income	201,420	163,459

Net (Income) Loss Attributable to Noncontrolling
Interests	(717)	57

Net Income Attributable to VF Corporation	$200,703	$163,516

Earnings Per Common Share Attributable to VF Corporation Common Stockholders
Basic	$1.85	$1.48
Diluted	1.82	1.46

Cash Dividends Per Common Share	$0.63	$0.60
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March	December	March
	2011	2010	2010
ASSETS

Current Assets
Cash and equivalents	$672,963	$792,239	$718,634
Accounts receivable, less allowance for doubtful accounts of:	892,294	773,083	787,682
March 2011 - $47,365; Dec. 2010 - $44,599
March 2010 - $59,351

Inventories:
Finished products	938,437	843,230	764,167
Work in process	79,362	78,226	69,515
Materials and supplies	165,515	149,238	118,500

	1,183,314	1,070,694	952,182

Other current assets	201,457	190,044	192,275

Total current assets	2,950,028	2,826,060	2,650,773

Property, Plant and Equipment	1,700,871	1,663,299	1,602,996
Less accumulated depreciation	1,085,499	1,060,391	1,001,137

	615,372	602,908	601,859

Intangible Assets	1,556,791	1,490,925	1,529,538

Goodwill	1,187,107	1,166,638	1,363,059

Other Assets	383,840	371,025	326,979

	$6,693,138	$6,457,556	$6,472,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$40,052	$36,576	$48,525
Current portion of long-term debt	2,722	2,737	202,690
Accounts payable	429,541	510,998	296,437
Accrued liabilities	564,531	559,164	512,415

Total current liabilities	1,036,846	1,109,475	1,060,067

Long-term Debt	935,244	935,882	937,826

Other Liabilities	594,601	550,880	649,449

Commitments and Contingencies

Stockholders’ Equity
Common stock, stated value $1; shares authorized, 300,000,000; shares outstanding:	109,014	107,938	109,981
March 2011 - 109,013,967; Dec. 2010 - 107,938,105
March 2010 - 109,980,912
Additional paid-in capital	2,159,204	2,081,367	1,938,184
Accumulated other comprehensive income (loss)	(202,203)	(268,594)	(246,241)
Retained earnings	2,059,492	1,940,508	2,024,856

Total equity attributable to VF Corporation	4,125,507	3,861,219	3,826,780

Noncontrolling interests	940	100	(1,914)

Total stockholders’ equity	4,126,447	3,861,319	3,824,866

	$6,693,138	$6,457,556	$6,472,208

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months
	Ended March
	2011	2010
Net Income	$201,420	$163,459

Other Comprehensive Income (Loss):
Foreign currency translation
Gains (losses) arising during the period	96,695	(74,763)
Less income tax effect	(19,659)	11,237
Defined benefit pension plans
Amortization of net deferred actuarial loss	10,764	11,372
Amortization of prior service cost	863	987
Less income tax effect	(4,181)	(4,770)
Derivative financial instruments
Gains (losses) arising during the period	(26,170)	20,841
Less income tax effect	10,080	(8,030)
Reclassification to net income for (gains) losses realized	(2,910)	9,247
Less income tax effect	1,124	(3,562)
Marketable securities
Gains (losses) arising during the period	(825)	942
Reclassification to net income for (gains) losses recognized	847	—
Less income tax effect	(237)	—

Other comprehensive income (loss)	66,391	(36,499)

Foreign currency translation gains attributable to noncontrolling interests	123	9

Other comprehensive income (loss) including noncontrolling interests	66,514	(36,490)

Comprehensive Income	267,934	126,969

Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(840)	48

Comprehensive Income Attributable to VF Corporation	$267,094	$127,017

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March
	2011	2010
Operating Activities
Net income	$201,420	$163,459
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	30,096	27,396
Amortization of intangible assets	9,776	9,978
Other amortization	5,069	3,695
Stock-based compensation	13,702	14,774
Pension funding under expense	10,817	10,324
Other, net	2,615	27,410
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(101,628)	(25,230)
Inventories	(101,511)	3,867
Other current assets	726	(4,373)
Accounts payable	(94,167)	(74,409)
Accrued compensation	(64,313)	(31,548)
Accrued income taxes	14,651	26,213
Accrued liabilities	8,922	58,312
Other assets and liabilities	30,960	(25,714)

Cash provided (used) by operating activities	(32,865)	184,154

Investing Activities
Capital expenditures	(33,607)	(17,339)
Business acquisitions, net of cash acquired	—	(29,111)
Trademarks acquisition	(55,500)	—
Software purchases	(7,256)	(701)
Other, net	53	(2,486)

Cash used by investing activities	(96,310)	(49,637)

Financing Activities
Net increase in short-term borrowings	3,427	2,837
Payments on long-term debt	(550)	(1,061)
Purchase of Common Stock	(2,453)	(118,001)
Cash dividends paid	(68,475)	(66,224)
Proceeds from issuance of Common Stock, net	46,036	52,394
Tax benefits of stock option exercises	8,384	1,669

Cash used by financing activities	(13,631)	(128,386)

Effect of Foreign Currency Rate Changes on Cash	23,530	(19,046)

Net Change in Cash and Equivalents	(119,276)	(12,915)

Cash and Equivalents — Beginning of Year	792,239	731,549

Cash and Equivalents — End of Period	$672,963	$718,634

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests
Balance, December 2009	$110,285	$1,864,499	$(209,742)	$2,050,109	$(1,866)
Net income (loss)	—	—	—	571,362	2,150
Common Stock dividends	—	—	—	(264,281)	—
Purchase of treasury stock	(5,023)	—	—	(401,925)	—
Stock compensation plans, net	2,815	216,868	—	(4,072)	—
Common Stock held in trust for deferred compensation plans	(139)	—	—	(10,685)	—
Distributions to noncontrolling interests	—	—	—	—	(240)
Foreign currency translation	—	—	(65,398)	—	56
Defined benefit pension plans	—	—	(155)	—	—
Derivative financial instruments	—	—	4,464	—	—
Marketable securities	—	—	2,237	—	—

Balance, December 2010	107,938	2,081,367	(268,594)	1,940,508	100
Net income (loss)	—	—	—	200,703	717
Common Stock dividends	—	—	—	(68,475)	—
Purchase of treasury stock	—	—	—	—	—
Stock compensation plans, net	1,111	77,837	—	(10,213)	—
Common Stock held in trust for deferred compensation plans	(35)	—	—	(3,031)	—
Foreign currency translation	—	—	77,036	—	123
Defined benefit pension plans	—	—	7,446	—	—
Derivative financial instruments	—	—	(17,876)	—	—
Marketable securities	—	—	(215)	—	—

Balance, March 2011	$109,014	$2,159,204	$(202,203)	$2,059,492	$940

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
VF Corporation (and its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended March 2011, December 2010 and March 2010 relate to the fiscal periods ended on April 2, 2011, January 1, 2011 and April 3, 2010, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2010 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2011 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2010 (“2010 Form 10-K”).
Certain prior year amounts, none of which are material, have been reclassified to conform with the 2011 presentation.
Note B — Change in Accounting Principle
VF has historically valued inventories using both the first-in, first out (“FIFO”) and last-in, first-out (“LIFO”) methods. At the end of December 2010, approximately 25% of total inventories were valued using the LIFO method. On January 2, 2011, VF changed its method of accounting for inventories previously on the LIFO method to the FIFO method. This change is preferable because the FIFO inventory valuation (i) better reflects the current value of inventories on our Consolidated Balance Sheets, (ii) provides for a single inventory valuation method for all business units globally, and (iii) enhances comparability with the reporting of our peers.
The effect of retrospectively applying this change in accounting principle on previously reported financial statements was not material and therefore those periods have not been restated. The impact of this change on the Consolidated Statement of Income for the first quarter of 2011 was as follows:

Increase/
In thousands, except per share amounts	(Decrease)
Cost of goods sold	$(8,027)
Income before income taxes	8,027
Income tax expense	3,160
Net income	4,867

Basic earnings per common share attributable to VF Corporation Common Stockholders	$0.04
Diluted earnings per common share attributable to VF Corporation Common Stockholders	0.04
The impact of this change in accounting principle on the Consolidated Balance Sheet as of January 2, 2011 was as follows:

In thousands	Increase
Inventories	$8,027
Accrued liabilities	3,160
Retained earnings	4,867
The impact of accounting for inventory on a LIFO instead of FIFO basis, had we not made this change in accounting principle, would not have been material to our financial position, results of operations, cash flows and net earnings per common share attributable to VF Corporation Common Stockholders for the quarter ended March 2011.
Note C — Asset Acquisition
On March 30, 2011, VF paid $55.5 million in cash to acquire the trademarks and related intellectual property of Rock and Republic Enterprises, Inc. (“Rock and Republic”). We have accounted for this transaction as an asset acquisition and recorded the purchase price as an indefinite-lived intangible asset. The total purchase price of these assets is expected to be approximately $57.0 million plus expenses. The final purchase price will be determined after all contingencies have been resolved, which should occur by the end of 2011. Rock and Republic jeanswear and related products will be offered through a licensing and wholesale distribution arrangement with Kohl’s department store. Operating results will be reported as part of the Jeanswear Coalition.
Note D — Sale of Accounts Receivable
VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the end of March 2011, December 2010 and March 2010, accounts receivable in the Consolidated Balance Sheets had been reduced by $140.1 million, $112.3 million and $116.0 million, respectively, related to balances sold under this program. During the first quarter of 2011, VF sold $259.0 million of accounts receivable at their stated amounts, less a funding fee of $0.5 million, which was recorded in Miscellaneous Expense. Net proceeds of this program are recognized as part of the change in accounts receivable in cash provided by operating activities in the Consolidated Statements of Cash Flows.
Note E — Intangible Assets

		March 2011			December 2010
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
Dollars in thousands	Life	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
Customer relationships	19 years	$451,154	$117,024	$334,130	$337,307
License agreements	24 years	180,043	54,162	125,881	127,741
Trademarks and other	8 years	13,385	9,124	4,261	4,670

Amortizable intangible assets, net				464,272	469,718

Indefinite-lived intangible assets:
Trademarks and tradenames				1,092,519	1,021,207

Intangible assets, net				$1,556,791	$1,490,925

Intangible assets are amortized using the following methods: customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — straight-line method.
Indefinite-lived intangible assets increased in the first quarter of 2011 due to the $55.5 million acquisition of the Rock and Republic trademark as discussed in Note C.
Amortization of intangible assets for the first quarter of 2011 was $9.8 million and is expected to be $37.4 million for the year 2011. Estimated amortization expense for the years 2012 through 2015 is $34.6 million, $33.0 million, $31.9 million and $30.5 million, respectively.
Note F — Goodwill

	Outdoor &				Contemporary
In thousands	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
Balances, December 2010	$574,747	$235,513	$56,703	$157,314	$142,361	$1,166,638
Currency translation	16,508	3,961	—	—	—	20,469

Balances, March 2011	$591,255	$239,474	$56,703	$157,314	$142,361	$1,187,107

Balances at December 2010 are net of cumulative impairment charges recorded as follows: Outdoor & Action Sports — $43.4 million, Sportswear — $58.5 million and Contemporary Brands — $195.2 million.

Note G — Pension Plans
VF’s pension cost was composed of the following components:

	Three Months
	Ended March
In thousands	2011	2010
Service cost — benefits earned during the year	$5,182	$4,083
Interest cost on projected benefit obligations	19,705	19,108
Expected return on plan assets	(22,416)	(19,172)
Amortization of:
Net deferred actuarial loss	10,764	11,372
Prior service cost	863	987

Net periodic pension cost	$14,098	$16,378

During the first quarter of 2011, VF made contributions totaling $4.9 million to its defined benefit pension plans. VF currently anticipates making additional contributions totaling $6.1 million during the remainder of 2011.
Note H — Business Segment Information
VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months
	Ended March
In thousands	2011	2010
Coalition revenues:
Outdoor & Action Sports	$788,215	$678,562
Jeanswear	679,243	622,065
Imagewear	246,808	221,298
Sportswear	111,894	102,177
Contemporary Brands	111,916	104,089
Other	20,723	21,688

Total coalition revenues	$1,958,799	$1,749,879

Coalition profit:
Outdoor & Action Sports	$143,905	$127,027
Jeanswear	123,126	106,808
Imagewear	36,898	22,812
Sportswear	7,430	7,168
Contemporary Brands	9,684	8,452
Other	(2,074)	(1,225)

Total coalition profit	318,969	271,042

Corporate and other expenses	(46,257)	(41,359)
Interest, net	(14,974)	(20,005)

Income before income taxes	$257,738	$209,678

Note I — Capital and Accumulated Other Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury and, in substance, retired. There were 19,243,471 treasury shares at March 2011, 19,099,644 at December 2010 and 15,518,019 at March 2010. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 253,610 shares of VF Common Stock at March 2011, 246,860 shares at December 2010 and 244,069 shares at March 2010 were held in connection with deferred compensation plans. These shares, having a cost of $11.4 million, $10.7 million and $10.2 million at the respective dates, are treated as treasury shares for financial reporting purposes.
There are 25,000,000 authorized shares of Preferred Stock, $1 par value, of which none are outstanding.
Comprehensive income includes net income and specified components of other comprehensive income (“OCI”). OCI consists of changes in assets and liabilities that are not included in net income under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income is presented in the Consolidated Statements of Comprehensive Income. The deferred components of other comprehensive income (loss) are reported, net of related income taxes, in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity, as follows:

	March	December	March
In thousands	2011	2010	2010
Foreign currency translation	$71,309	$(5,727)	$(3,855)
Defined benefit pension plans	(258,679)	(266,125)	(258,381)
Derivative financial instruments	(19,592)	(1,716)	12,316
Marketable securities	4,759	4,974	3,679

Accumulated other comprehensive income (loss)	$(202,203)	$(268,594)	$(246,241)

Note J — Stock-based Compensation
During the first quarter of 2011, VF granted options to purchase 925,635 shares of Common Stock at an exercise price of $95.56, equal to the market value of VF Common Stock on the option grant date. The options vest in equal annual installments over a three year period. The fair value of these options was estimated using a lattice valuation model, with the following assumptions: expected volatility ranging from 27% to 38%, with a weighted average of 34%; expected term of 5.6 to 7.5 years; expected dividend yield of 3.1%; and a risk-free interest rate ranging from 0.2% at six months to 3.5% at 10 years. The resulting weighted average fair value of these options at the grant date was $24.99 per option.
Also during the first quarter of 2011, VF granted 241,751 performance-based restricted stock units that entitle the recipients to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares that will be earned, if any, will be based on VF’s performance over that period. The fair value of VF’s Common Stock at the date the units were granted was $95.23 per share.
VF also granted, during the first quarter of 2011, 19,000 shares of restricted VF Common Stock and 15,000 restricted stock units with a fair value at the grant date of $86.51 per share. These shares and units will vest in 2015, assuming continuation of employment by the grantees through the vesting date.
Note K — Income Taxes
The effective income tax rate was 22.0% in the first quarter of 2010, compared with 21.9% in the first quarter of 2011. The tax rates in both periods were lowered by discrete items. The first quarter of 2010 included a $13.0 million income tax benefit related to refund claims in a foreign jurisdiction. The first quarter 2011 income tax rate included $8.2 million in tax benefits related to settlements of prior years’ tax audits and $2.8 million of tax benefits related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations. In addition, the first quarter 2011 rate benefited from a higher percentage of income in lower tax rate jurisdictions compared with the 2010 quarter. The effective tax rate for the full year 2010 was 23.6% (24.9% on earnings before the goodwill and intangible asset impairment charge).
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous states and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) commenced an examination during 2010 of tax years 2007, 2008 and 2009. During the first quarter of 2011, VF settled with the IRS its examination of tax years 2004, 2005 and 2006. VF is currently subject to examination by various state tax authorities. While the outcome of any one examination is not expected to have a material impact on the Company’s consolidated financial statements, the Company regularly assesses the outcomes of both ongoing and future examinations to ensure the Company’s provision for income taxes is sufficient. Management believes that some of these audits and negotiations will conclude during the next 12 months.

During the first three months of 2011, the amount of unrecognized tax benefits and associated interest decreased by $15.4 million, primarily due to the audit settlements during the quarter. Of the $15.4 million net decrease, $8.7 million favorably impacted the effective tax rate in the first quarter. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $8.6 million related to the completion of audits and other settlements with tax authorities and the expiration of statutes of limitations. Of the $8.6 million, $4.9 million would reduce income tax expense.
Note L — Earnings Per Share

	Three Months
	Ended March
In thousands, except per share amounts	2011	2010
Earnings per share — basic:
Net income	$201,420	$163,459
Net (income) loss attributable to noncontrolling interests	(717)	57

Net income attributable to VF Corporation	$200,703	$163,516

Weighted average Common Stock outstanding	108,222	110,259

Earnings per common share attributable to VF Corporation common stockholders	$1.85	$1.48

Earnings per share — diluted:
Net income attributable to VF Corporation	$200,703	$163,516

Weighted average Common Stock outstanding	108,222	110,259
Incremental shares from stock options and other dilutive securities	1,818	1,370

Adjusted weighted average Common Stock outstanding	110,040	111,629

Earnings per common share attributable to VF Corporation common stockholders	$1.82	$1.46

Outstanding options to purchase 1.0 million and 3.8 million shares of Common Stock for the quarters ended March 2011 and March 2010, respectively, were excluded from the computations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, 0.3 million performance-based restricted stock units were excluded from the computation of diluted earnings per share for each of the quarters ended March 2011 and 2010 because these units are subject to performance-based vesting conditions that had not been achieved by the end of those periods.
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
The following table summarizes the classes of financial assets and financial liabilities measured and recorded at fair value on a recurring basis at the dates indicated:

		Fair Value Measurement Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
In thousands	Value	(Level 1)	(Level 2)	(Level 3)
March 2011
Financial assets:
Cash equivalents:
Money market funds	$336,584	$336,584	$—	$—
Time deposits	118,411	118,411	—	—
Derivative instruments	18,771	—	18,771	—
Investment securities	192,939	158,740	34,199	—
Other marketable securities	10,183	10,183	—	—

Financial liabilities:
Derivative instruments	55,469	—	55,469	—
Deferred compensation	226,396	—	226,396	—

December 2010
Financial assets:
Cash equivalents:
Money market funds	$437,229	$437,229	$—	$—
Time deposits	93,254	93,254	—	—
Derivative instruments	18,568	—	18,568	—
Investment securities	182,673	147,380	35,293	—
Other marketable securities	12,388	12,388	—	—

Financial liabilities:
Derivative instruments	28,815	—	28,815	—
Deferred compensation	212,011	—	212,011	—
Derivative instruments represent unrealized gains or losses on foreign currency forward exchange contracts, which are the differences between (i) the functional currency value of the foreign currency to be received or paid at the contracts’ settlement date and (ii) the functional currency value to be sold or purchased at the forward exchange rate at the balance sheet dates.
VF purchases investment securities that substantially mirror the liabilities in VF’s nonqualified deferred compensation plans. These securities, held in an irrevocable trust, consist of mutual funds (classified as Level 1) and a separately managed fixed income fund (classified as Level 2). Fair value of the separately managed fixed income fund included in investment securities is its daily net asset value. Fair value of the deferred compensation liabilities is the amount payable to plan participants, based on the fair value of participant-directed investment selections.
The carrying value of all other financial assets and financial liabilities is their cost, which may differ from fair value. At March 2011 and December 2010, the carrying value of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At March 2011 and December 2010, the carrying value of VF’s long-term debt, including the current portion, was $938.0 million and $938.6 million, respectively, compared with fair value of $1,026.5 million and $1,025.1 million at those dates. Fair value for long-term debt was estimated based on quoted market prices or values of comparable borrowings.
Note N — Derivative Financial Instruments and Hedging Activities
     Summary of derivative instruments — All of VF’s derivative instruments are forward exchange contracts and meet the criteria for hedge accounting at the inception of the hedging relationship. However, derivative instruments that are cash flow hedges of forecasted cash receipts are dedesignated as hedges near the end of their term and do not qualify for hedge accounting after the date of dedesignation. The notional amounts of outstanding derivative contracts at March 2011, December 2010 and March 2010 totaled $1.4 billion, $1.1 billion and $922 million, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Mexican peso, Polish zloty and Canadian dollar. Derivative contracts have maturities ranging from one month to 20 months. The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives			Fair Value of Derivatives
	with Unrealized Gains			with Unrealized Losses
	March	December	March	March	December	March
In thousands	2011	2010	2010	2011	2010	2010
Foreign exchange contracts designated as hedging instruments	$17,974	$18,389	$34,887	$55,116	$27,916	$8,031

Foreign exchange contracts not designated as hedging instruments	797	179	43	353	899	716

Total derivatives	$18,771	$18,568	$34,930	$55,469	$28,815	$8,747

Outstanding derivatives have been included in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	March 2011	December 2010	March 2010
Other current assets	$16,936	$15,296	$32,111
Accrued current liabilities	(50,265)	(25,440)	(7,337)
Other assets (noncurrent)	1,835	3,272	2,819
Other liabilities (noncurrent)	(5,204)	(3,375)	(1,410)
     Fair value hedges — VF enters into derivative contracts to hedge intercompany loans between a domestic company and a foreign subsidiary or between two foreign subsidiaries having different functional currencies. VF’s Consolidated Statements of Income include the following effects related to fair value hedging:

In thousands	Location
	of Gain			Location of
	(Loss) on	Gain (Loss)	Hedged Items	Gain (Loss)	Gain (Loss) on
Fair Value	Derivatives	on Derivatives	in Fair Value	Recognized	Related Hedged
Hedging	Recognized	Recognized	Hedge	on Related	Items Recognized
Relationships	in Income	in Income	Relationships	Hedged Items	in Income
Quarter ended March 2011
Foreign exchange	Miscellaneous income (expense)	$(1,230)	Advances — intercompany	Miscellaneous income (expense)	$970

Quarter ended March 2010
Foreign exchange	Miscellaneous income (expense)	$7,033	Advances — intercompany	Miscellaneous income (expense)	$(7,042)
     Cash flow hedges — VF uses derivative contracts to hedge a portion of the exchange risk for its forecasted inventory purchases and production costs and for its forecasted cash receipts arising from sales of inventory. In addition, VF hedges the receipt in its domestic companies of forecasted intercompany royalties from its foreign subsidiaries. As discussed below in “derivative contracts not designated as hedges”, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date.
     The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands
			Location of	Gain (Loss) Reclassified
	Gain (Loss) on Derivatives		Gain (Loss)	from Accumulated
Cash Flow	Recognized in OCI—		Reclassified from	OCI into Income—
Hedging	Quarter Ended March		Accumulated	Quarter Ended March
Relationships	2011	2010	OCI into Income	2011	2010
Foreign exchange	$(26,182)	$20,841	Net sales	$(396)	$(969)
			Cost of goods sold	5,142	(6,954)
			Miscellaneous income (expense)	(1,945)	(1,295)
Interest rate	—	—	Interest expense	29	29

Total	$(26,182)	$20,841		$2,830	$(9,189)

     Net investment hedges — In limited instances, VF may choose to hedge the risk of changes in its investment in foreign subsidiaries. Changes in the fair value of derivatives designated as net investment hedges, except for any ineffective portion, are reported as a component of OCI and deferred in Accumulated OCI, along with the foreign currency translation adjustments on that investment. Upon settlement of net investment hedges, cash flows are classified in investing activities in the Consolidated Statements of Cash Flows. The effects of net investment hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income were not material for the quarters ended March 2011 or March 2010.

There were no significant amounts recognized in earnings related to ineffective hedging during the quarters ended March 2011 or March 2010.
At March 2011, Accumulated OCI included $29.9 million of net deferred pretax losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts reclassified to earnings will depend on exchange rates when the outstanding derivative contracts are settled.
In addition, VF entered into an interest rate swap derivative contract in 2003 to hedge the interest rate risk for issuance of long-term debt due in 2033. The contract was terminated concurrent with the issuance of the debt, with the realized gain deferred in Accumulated OCI. The remaining pretax deferred gain of $2.6 million in Accumulated OCI at March 2011 will be reclassified into earnings over the remaining term of the debt.
     Derivative contracts not designated as hedges — As noted in a preceding section, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the sales are recognized. At that time, the amount of unrealized hedging gain or loss is recognized in net sales, and hedge accounting is not applied after the date of dedesignation. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During the period that hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized directly in earnings. For the three months ended March 2011 and March 2010, VF recorded net losses of less than $1 million in Miscellaneous Income (Expense) for derivatives not designated as hedging instruments, effectively offsetting the net remeasurement gains on the related accounts receivable.
Note O — Recently Issued Accounting Standards
There is no new accounting guidance issued by the FASB but not yet adopted that is expected to have a significant effect on VF’s consolidated financial position, results of operations or disclosures.
Note P — Subsequent Event
VF’s Board of Directors declared a quarterly cash dividend of $0.63 per share, payable on June 20, 2011 to shareholders of record on June 10, 2011.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Highlights of the First Quarter of 2011
•	Revenues grew to a record $1,958.8 million, an increase of 12% from the 2010 quarter, with strong growth across all of our coalitions.

•	International revenues rose 20% and represented 36% of Total Revenues in the quarter.

•	Our business in Asia continued its rapid growth, with revenues up 52% in the quarter.

•	Our direct-to-consumer business grew 10% in the quarter, driven by new store openings, a 31% increase in e-commerce revenues and comp store growth.

•	Gross margin reached a record 47.2%.

•	Operating margin rose to 14.0%, with growth in operating income in all of our coalitions.

•	Earnings per share increased by 25% to $1.82 from $1.46 in the 2010 quarter. (All per share amounts are presented on a diluted basis.)

•	Our balance sheet remains strong with cash of $673 million, a debt to total capital ratio of 19.2% and a net debt to total capital ratio of 6.9%. VF has over $1.3 billion of available liquidity under committed bank credit lines. There are no significant debt service payments required until 2017.

•	We purchased the trademarks of Rock and Republic Enterprises, Inc. (“Rock and Republic”) for $55.5 million.
Analysis of Results of Operations
Consolidated Statements of Income
The following table presents a summary of the changes in our Total Revenues from 2010:

First Quarter
2011
Compared
In millions	with 2010
Total revenues — 2010	$1,750
Impact of foreign currency translation	7
Organic growth	197
Acquisition in prior year (to anniversary date)	5

Total revenues — 2011	$1,959

Revenues increased 12% in the first quarter of 2011, led by 16% growth in our Outdoor & Action Sports businesses. In addition, revenues in our Jeanswear, Imagewear, Sportswear and Contemporary Brands businesses increased 9%, 12%, 10% and 8%, respectively, over the 2010 quarter. Additional details on revenues are provided in the section titled “Information by Business Segment.”
The impact of foreign currency translation is created when a foreign entity’s financial statements are translated from its functional currency into the U.S. dollar, VF’s reporting currency. The majority of our international business is conducted in Europe/euro-based countries. However, the current quarter impact of translating these euro-based revenues into the U.S. dollar was minimal as the weighted average translation rate was a slightly stronger $1.37 per euro for the first three months of 2011, compared with $1.38 during the first three months of 2010. Accordingly, the primary reason for the $7 million positive revenue comparison of the 2011 quarter over the 2010 quarter is due to the weaker U.S. dollar in relation to functional currencies other than the euro.

The following table presents the percentage relationship to Total Revenues for components of our Consolidated Statements of Income:

	First Quarter
	2011	2010
Gross margin (total revenues less cost of goods sold)	47.2%	46.7%
Marketing, administrative and general expenses	33.2	34.0

Operating income	14.0%	12.8%

The gross margin percentage in the first quarter of 2011 benefitted by (i) 0.6% from restructuring expenses incurred during the first quarter of 2010 to reduce product costs that did not recur in 2011 and (ii) 0.4% due to a change in inventory accounting policy as discussed in Note B to the Consolidated Financial Statements. These benefits were partially offset by higher product costs that were not fully recovered through pricing actions.
The ratio of Marketing, Administrative and General Expenses as a percentage of Total Revenues in the first quarter of 2011 improved over the 2010 quarter due to increased leverage of operating expenses on higher revenues. This improvement was partially offset by an 18% increase in marketing investments that negatively impacted the current quarter ratio by 0.2% compared with the 2010 quarter.
Interest expense decreased $4.6 million in the first quarter of 2011 from the comparable period in 2010 due to the payment of $200.0 million 8.5% notes that matured in the third quarter of 2010. Average interest-bearing debt outstanding totaled $979 million for the first three months of 2011 and $1,187 million for the comparable period of 2010. The weighted average interest rate on total outstanding debt was 6.3% for the first three months of 2011 and 6.7% for the comparable period of 2010.
VF recognized Miscellaneous Expense of $1.9 million in the first quarter of 2011, compared with Miscellaneous Income of $6.4 million for the comparable 2010 quarter. The change is primarily due to the first quarter of 2010 including a $5.7 million gain from remeasuring our previous 50% investment in the Vans Mexico joint venture as part of acquiring the remaining 50% interest.
The effective income tax rate was 22.0% in the first quarter of 2010, compared with 21.9% in the first quarter of 2011. The tax rates in both periods were lowered by discrete items. The first quarter of 2010 included a $13.0 million income tax benefit related to refund claims in a foreign jurisdiction, representing a reduction in the first quarter 2010 rate of 6.2%. The first quarter 2011 income tax rate included $8.2 million in tax benefits related to settlements of prior years’ tax audits and $2.8 million of tax benefits related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations, together representing a reduction in the rate of 4.3%. In addition, the first quarter 2011 rate benefited from a higher percentage of income in lower tax rate jurisdictions compared with the 2010 quarter.
The effective tax rate for the full year 2010 was 23.6% (24.9% on earnings before the goodwill and intangible asset impairment charge). The 2010 tax rate included favorable impacts of 2.7% from prior years’ refund claims, tax credits and expirations of statutes of limitations. We expect the 2011 annual effective tax rate to be approximately 25%. This projected 2011 rate includes the favorable impacts of the first quarter 2011 discrete items mentioned above, representing a reduction in the rate of approximately 1.0%. The 2011 full year tax rate is also expected to benefit from a higher percentage of earnings in lower tax rate jurisdictions compared with 2010.
Net Income Attributable to VF Corporation for the first quarter of 2011 increased to $200.7 million, compared with $163.5 million in the 2010 quarter. Earnings Per Share Attributable to VF Corporation increased to $1.82 per share from $1.46 per share. The increase resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below. The first quarter of

2011 also benefited by $0.10 per share due to the income tax benefits mentioned above, $0.04 per share from the change in inventory accounting method and $0.02 per share from the impact of translating foreign currencies into a weaker U.S. dollar. The first quarter of 2010 included a benefit of $0.11 per share relating to tax refund claims that was substantially offset by $0.09 per share in restructuring expenses.
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
The following table presents a summary of the changes in our Total Revenues by coalition for the first quarter of 2011:

	First Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Total revenues — 2010	$679	$622	$221	$102	$104	$22
Impact of foreign currency translation	3	3	1	—	—	—
Organic growth	101	54	25	10	8	(1)
Acquisition in prior year (to anniversary date)	5	—	—	—	—	—

Total revenues — 2011	$788	$679	$247	$112	$112	$21

The following table presents a summary of the changes in our Coalition Profit by coalition for the first quarter of 2011:

	First Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other
Coalition profit — 2010	$127	$107	$23	$7	$8	$(1)
Impact of foreign currency translation	1	1	—	—	—	—
Operations	16	15	14	—	2	(1)

Coalition profit — 2011	$144	$123	$37	$7	$10	$(2)

The following section discusses the change in revenues and profitability by coalition:

Outdoor & Action Sports:

	First Quarter
Dollars in millions	2011	2010	Percent Change
Coalition revenues	$788.2	$678.6	16.2%
Coalition profit	143.9	127.0	13.3%
Operating margin	18.3%	18.7%
The increase in Outdoor & Action Sports Coalition Revenues in the first quarter of 2011 was driven by global unit volume gains from the two largest brands in this Coalition, The North Face® and Vans®, whose revenues increased by 17% and 20%, respectively. The Kipling®, Reef® and Napapijri® brands also reported higher revenues of 29%, 18% and 9%, respectively, over the 2010 quarter. Coalition Revenues in our Americas businesses rose 12% and international revenues were up 21%. During the 2011 quarter, direct-to-consumer revenues for our Outdoor & Action Sports businesses increased 12%, with double-digit growth in The North Face®, Vans® and Kipling brand retail businesses. We continued to open new stores and expand our e-commerce business within this coalition in the first quarter of 2011.
Operating margin decreased in 2011 reflecting (i) a 25% increase in marketing investments that negatively impacted the operating margin comparison in the first quarter of 2011 by 0.4% and (ii) lower gross margins, partially offset by the increased leverage of operating expenses on higher revenues.
Jeanswear:

	First Quarter
Dollars in millions	2011	2010	Percent Change
Coalition revenues	$679.2	$622.1	9.2%
Coalition profit	123.1	106.8	15.3%
Operating margin	18.1%	17.2%
Our domestic jeanswear revenues increased 5% in the first quarter of 2011 over the 2010 quarter with growth across our mass market, Lee® and western businesses. International jeanswear revenues increased 17% with Asia revenues rising 60% and Mexico, Latin America and Canada revenues all increasing by more than 20%. European jeanswear revenues in the first quarter of 2011 were flat with the 2010 quarter.
The improvement in operating margin resulted from (i) the 2010 quarter including restructuring actions that negatively impacted operating margin by 1.3% and (ii) increased leverage of operating expenses on higher revenues in the 2011 quarter. These improvements were partially offset by higher product costs in our jeanswear businesses that were not fully recovered through pricing actions.

Imagewear:

	First Quarter
Dollars in millions	2011	2010	Percent Change
Coalition revenues	$246.8	$221.3	11.5%
Coalition profit	36.9	22.8	61.8%
Operating margin	15.0%	10.3%
The Imagewear Coalition consists of VF’s Image business (occupational apparel and uniforms) and Licensed Sports business (licensed high profile sports and lifestyle apparel).
Image business revenues increased 14% in the first quarter of 2011, driven primarily by growth in our flame-resistant apparel business and the continued success of the quick response customer service model in our occupational apparel business that allows us to capitalize on replenishment opportunities. Revenues in our Licensed Sports business increased 9%, driven by higher volume in our licensed National Football League business. Operating margins improved primarily due to a favorable mix of business and increased leverage of operating expenses on higher revenues.
Sportswear:

	First Quarter
Dollars in millions	2011	2010	Percent Change
Coalition revenues	$111.9	$102.2	9.5%
Coalition profit	7.4	7.2	3.7%
Operating margin	6.6%	7.0%
Nautica® brand revenues increased 6% in the first quarter of 2011, driven by an increase in the brand’s wholesale business due primarily to special programs and higher distressed sales. Our Kipling® brand revenues in the U.S. increased 46%, reflecting growth in the wholesale channel, including the continuing success of our exclusive handbag and accessories program with Macy’s, Inc., as well as strong growth in the direct-to-consumer channel.
A slight decrease in operating margin in the first quarter of 2011 resulted primarily from higher product costs in the Nautica® wholesale channel, partially offset by increased leverage of operating expenses on higher revenues.
Contemporary Brands:

	First Quarter
Dollars in millions	2011	2010	Percent Change
Coalition revenues	$111.9	$104.1	7.5%
Coalition profit	9.7	8.5	14.6%
Operating margin	8.7%	8.1%
Domestic revenues for the coalition rose 3% due to double-digit revenue growth in our Splendid®, Ella Moss® and John Varvatos® brands. Global 7 For All Mankind® revenues increased 2% in the 2011 quarter, with 19% growth in Europe and Asia revenues nearly doubling. International revenues for the Contemporary Brands Coalition grew 26%. Global direct-to-consumer revenues for this coalition increased 41%, with growth coming from new stores, comp store and e-commerce revenues.

The operating margin in the first quarter of 2011, compared with the 2010 quarter, increased slightly due to improved mix of business, partially offset by additional investments in new 7 For All Mankind® stores.
Other:

	First Quarter
Dollars in millions	2011	2010	Percent Change
Revenues	$20.7	$21.7	(4.4)%
Profit (loss)	(2.1)	(1.2)	69.3%
Operating margin	(10.0)%	(5.6)%
The Other business segment includes the VF Outlet business, which is a group of VF-operated outlet stores in the United States that sell VF products and other branded products that provide a broader selection of merchandise to attract consumer traffic. Revenues and profits of VF products are reported as part of the operating results of the applicable coalitions, while revenues and profits of non-VF products are reported in this business segment.
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

	First Quarter
Dollars in millions	2011	2010	Percent Change
Corporate and Other Expenses	$(46.3)	$(41.4)	11.8%
Interest, Net	(15.0)	(20.0)	(25.0)%
Corporate and Other Expenses include any corporate headquarters’ costs and other expenses that have not been allocated to the coalitions for internal management reporting. Other expenses include the defined benefit pension plan cost other than service cost, development costs for management information systems, costs of maintaining and enforcing certain VF trademarks and miscellaneous consolidating adjustments.
The increase in Corporate and Other Expenses in the first quarter of 2011 resulted from (i) the first quarter of 2010 including a $5.7 million gain on the acquisition of Vans Mexico and (ii) higher levels of corporate spending and information systems costs in the 2011 quarter due to the overall growth of our businesses. These changes were partially offset by the inventory accounting change that positively impacted the first quarter of 2011 by $8.0 million.
Analysis of Financial Condition
Balance Sheets
Accounts Receivable at March 2011 were 13% higher than the March 2010 balance and 15% higher than the December 2010 balance due to growth in wholesale revenues near the end of the first quarter of 2011 compared with the 2010 periods and the impact of foreign currency translation. These increases were partially offset by an increase in accounts receivable balances sold under the sale agreement. See Note D to the Consolidated Financial Statements.
Inventories at March 2011 increased 24% over the March 2010 balance and 11% over the December 2010 balance, reflecting higher product costs, the advance purchase of core basic inventory to secure lower costs, the impact of foreign currency translation and higher unit volumes to support our revenue growth. Inventory days, computed on a forward-looking basis, were comparable at the end of each of the periods.
Property, Plant and Equipment was higher at March 2011 than at December 2010 and March 2010, resulting from capital spending in excess of depreciation expense during those periods.

Total Intangible Assets and Goodwill at March 2011 were higher than December 2010 due to the Rock and Republic trademarks acquisition. Total Intangible Assets and Goodwill were lower at March 2011 than March 2010 due to the impairment charge taken in the fourth quarter of 2010, partially offset by the Rock and Republic trademarks acquisition. The increase in Total Intangible Assets and Goodwill at March 2011 over December 2010 and March 2010 resulting from the impact of foreign currency translation was primarily offset by amortization.
Other Assets increased at March 2011 and December 2010 over March 2010 due to an increase in deferred income taxes, resulting primarily from the goodwill and intangible asset impairment charge discussed above.
Short-term Borrowings at March 2011 consisted of $40.1 million under international borrowing agreements. Short-term borrowings fluctuate throughout the year in relation to working capital requirements and other investing and financing activities. See the “Liquidity and Cash Flows” section below for a discussion of these items.
Total Long-term Debt at March 2011 and December 2010 was lower than at March 2010 due to the payment of $200.0 million 8.5% notes upon their maturity in the third quarter of 2010.
The changes in Accounts Payable between March 2011, December 2010 and March 2010 were driven by the timing of inventory purchases and payments to vendors at the respective dates.
The increase in Accrued Liabilities at March 2011 over March 2010 resulted primarily from higher unrealized losses on hedging contracts. The change in Accrued Liabilities from December 2010 to March 2011 was minimal, with higher levels of unrealized losses on hedging contracts and accrued income taxes at March 2011 offset by lower incentive compensation accruals.
Other Liabilities at March 2011 and December 2010 declined from March 2010 due to lower pension and deferred tax liabilities. Lower pension liabilities at March 2011 and December 2010 resulted from an improvement in the funded status of our defined benefit pension plans, primarily due to our contribution of $100.0 million to the domestic qualified pension plan in the fourth quarter of 2010.
Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	March	December	March
Dollars in millions	2011	2010	2010
Working capital	$1,913.2	$1,716.6	$1,590.7

Current ratio	2.8 to 1	2.5 to 1	2.5 to 1

Debt to total capital ratio	19.2%	20.2%	23.7%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. Our ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 6.9% at March 2011.
On an annual basis, VF’s primary source of liquidity is its cash flow from operations. Cash from operations is primarily dependent on the level of Net Income and changes in accounts receivable, inventories, accounts payable and other working capital components. Our cash from operations is typically lower in the first half of the year as we build working capital to service our operations in the second half of the year. Cash from operations is substantially higher in the fourth quarter of the year as we collect accounts receivable arising from our seasonally higher wholesale sales in the third quarter. In addition, cash flows from our direct-to-consumer businesses are significantly higher in the fourth quarter of the year.
For the quarter ended March 2011, cash used by operating activities was $32.9 million, compared with $184.2 million of cash provided by operating activities in the comparable 2010 period. While our net income increased by $38.0 million in the first quarter of 2011 over the 2010 quarter, operating cash flow was negatively impacted by increases in accounts receivable and inventory as discussed in the “Balance Sheets” section above.
VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. At the end of March 2011, accounts receivable in the Consolidated Balance Sheet had been reduced by $140.1 million related to balances sold under this program, an increase of $27.8 million from the amounts sold as of the end of 2010.
We rely on our continued strong cash generation to finance our ongoing operations. In addition, VF has significant existing liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of March 2011, $983.3 million was available for borrowing under VF’s $1.0 billion senior unsecured committed domestic revolving bank credit facility, with $16.7 million of standby letters of credit issued under this agreement. Also at the end of March 2011, €250 million (U.S. dollar equivalent of $355.4 million) was available for borrowing under VF’s senior unsecured international revolving bank credit facility.
VF’s liquidity position is also enhanced by its favorable credit agency ratings, which allow for access to additional capital at competitive rates. At the end of the first quarter of 2011, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. Both agencies have a ‘stable’ outlook for VF. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the $600.0 million of senior notes issued in 2007, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.
Investing activities in the first quarter of 2011 included the Rock and Republic trademarks acquisition and capital spending, primarily related to the opening of new stores and distribution network costs. We expect that capital spending could reach $225 million for the full year 2011, reflecting the need for office and distribution space for our expanding international and domestic outdoor businesses as well as an accelerated retail store opening plan. This spending will be funded by operating cash flows.
During the first quarter of 2011, VF repurchased 28,130 of its own shares at a cost of $2.5 million (average price of $87.19 per share). VF repurchased 1.5 million shares at a cost of $118.0 million (average price of $78.67 per share) in the first quarter of 2010. All shares repurchased in the first quarter of 2011, and 25,200 of the shares repurchased in the first quarter of 2010, were in connection with VF’s deferred compensation plans. The total remaining authorization for share repurchase approved by the VF Board of Directors is 6.5 million shares as of the end of March 2011. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.

Management’s Discussion and Analysis in our 2010 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2010 that would require the use of funds. Since the filing of our 2010 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations and commercial commitments that will require the use of funds:
•	Inventory purchase obligations representing binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $520 million at the end of March 2011 due to the seasonality of our businesses.
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
Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles (“GAAP”) in the United States. We apply these accounting policies in a consistent manner. Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our 2010 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in our 2010 Form 10-K. There have been no material changes in these policies, except as disclosed in Note B to the Consolidated Financial Statements.
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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include the overall level of consumer spending on apparel; the level of consumer confidence; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s ability to successfully integrate and grow acquisitions; VF’s ability to maintain the strength and security of its information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in our 2010 Form 10-K.
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
Part II — Other Information
Item 1A — Risk Factors
There have been no material changes to our risk factors from those disclosed in our 2010 Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

			Total Number of	Maximum Number
	Total	Weighed	Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Fiscal Period	Purchased	per Share	or Programs	Programs (1)
January 2 — January 29, 2011	12,600	$83.11	12,600	6,554,345
January 30 — February 26, 2011	12,700	89.60	12,700	6,541,645
February 27 — April 2, 2011	2,830	94.53	2,830	6,538,815

Total	28,130		28,130

(1)	During the quarter, 28,130 shares of Common Stock were purchased in connection with VF’s deferred compensation plans. We will continue to evaluate future share repurchases — considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.
Item 6 — Exhibits

10.1	Credit Agreement, dated October 15, 2007

10.2
International Credit Agreement dated October 26, 2007, by and among VF Investments S.a.r.l., VF Europe BVBA, and VF International S.a.g.l., as Borrowers; VF Corporation, as Guarantor; and the Lenders party thereto

10.3	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan

18.1	Preferability letter of independent registered public accounting firm

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: May 12, 2011	By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President - Controller (Chief Accounting Officer)