Form 10-Q
period 2011-07-02
V F CORP
filed 2011-08-10
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On July 30, 2011, there were 109,713,697 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Page No.
Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

Consolidated Balance Sheets: June 2011, December 2010 and June 2010	3

Consolidated Statements of Income: Three and six months ended June 2011 and June 2010	4

Consolidated Statements of Comprehensive Income: Three and six months ended June 2011 and June 2010	5

Consolidated Statements of Cash Flows: Six months ended June 2011 and June 2010	6

Consolidated Statements of Stockholders’ Equity: Year ended December 2010 and six months ended June 2011	7

Notes to Consolidated Financial Statements	8

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	30

Item 4 — Controls and Procedures	31

Part II — Other Information

Item 1A — Risk Factors	31

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6 — Exhibits	32

Signatures	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Item 1	- Financial Statements (Unaudited)
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June	December	June
	2011	2010	2010
ASSETS

Current Assets
Cash and equivalents	$611,478	$792,239	$540,191
Accounts receivable, less allowance for doubtful accounts of:	889,201	773,083	735,022
June 2011 - $47,918; Dec. 2010 - $44,599;
June 2010 - $57,910

Inventories:
Finished products	1,029,936	843,230	890,132
Work in process	92,146	78,226	82,054
Materials and supplies	163,868	149,238	129,994

	1,285,950	1,070,694	1,102,180

Other current assets	259,279	190,044	213,161

Total current assets	3,045,908	2,826,060	2,590,554

Property, Plant and Equipment	1,712,742	1,663,299	1,601,389
Less accumulated depreciation	1,086,471	1,060,391	1,007,924

	626,271	602,908	593,465

Intangible Assets	1,555,517	1,490,925	1,496,682

Goodwill	1,194,342	1,166,638	1,335,526

Other Assets	378,408	371,025	308,329

	$6,800,446	$6,457,556	$6,324,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$42,567	$36,576	$41,970
Current portion of long-term debt	2,693	2,737	202,742
Accounts payable	456,114	510,998	427,955
Accrued liabilities	512,540	559,164	441,278

Total current liabilities	1,013,914	1,109,475	1,113,945

Long-term Debt	934,600	935,882	937,150

Other Liabilities	581,394	550,880	625,627

Commitments and Contingencies

Stockholders’ Equity
Common stock, stated value $1; shares	109,598	107,938	107,898
authorized, 300,000,000; shares outstanding:
June 2011 - 109,597,701; Dec. 2010 - 107,938,105;
June 2010 - 107,897,386
Additional paid-in capital	2,221,135	2,081,367	1,976,515
Accumulated other comprehensive income (loss)	(179,783)	(268,594)	(314,793)
Retained earnings	2,118,343	1,940,508	1,879,305

Total equity attributable to VF Corporation	4,269,293	3,861,219	3,648,925

Noncontrolling interests	1,245	100	(1,091)

Total stockholders’ equity	4,270,538	3,861,319	3,647,834

	$6,800,446	$6,457,556	$6,324,556

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2011	2010	2011	2010
Net Sales	$1,821,218	$1,576,947	$3,758,342	$3,307,033
Royalty Income	18,905	17,157	40,580	36,950

Total Revenues	1,840,123	1,594,104	3,798,922	3,343,983

Costs and Operating Expenses
Cost of goods sold	994,591	842,502	2,028,447	1,774,705
Marketing, administrative and general expenses	656,861	582,078	1,307,161	1,176,494

	1,651,452	1,424,580	3,335,608	2,951,199

Operating Income	188,671	169,524	463,314	392,784

Other Income (Expense)
Interest income	1,510	496	2,476	990
Interest expense	(15,962)	(20,494)	(31,902)	(40,993)
Miscellaneous, net	(2,735)	1,923	(4,666)	8,346

	(17,187)	(18,075)	(34,092)	(31,657)

Income Before Income Taxes	171,484	151,449	429,222	361,127

Income Taxes	41,917	39,959	98,235	86,178

Net Income	129,567	111,490	330,987	274,949

Net (Income) Loss Attributable to Noncontrolling Interests	(199)	(655)	(916)	(598)

Net Income Attributable to VF Corporation	$129,368	$110,835	$330,071	$274,351

Earnings Per Common Share Attributable to VF Corporation Common Stockholders
Basic	$1.19	$1.02	$3.04	$2.50
Diluted	1.17	1.00	2.99	2.47

Cash Dividends Per Common Share	$0.63	$0.60	$1.26	$1.20
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months		Six Months
	Ended June		Ended June
	2011	2010	2011	2010
Net Income	$129,567	$111,490	$330,987	$274,949

Other Comprehensive Income (Loss):
Foreign currency translation
Gains (losses) arising during the period	33,583	(104,664)	130,278	(179,427)
Less income tax effect	(4,170)	20,252	(23,829)	31,489
Reclassification to net income for (gains) losses realized	(11,995)	—	(11,995)	—
Less income tax effect	4,134	—	4,134	—
Defined benefit pension plans
Amortization of net deferred actuarial loss	10,779	11,379	21,543	22,751
Amortization of prior service cost	864	987	1,727	1,974
Less income tax effect	(4,585)	(3,854)	(8,766)	(8,624)
Derivative financial instruments
Gains (losses) arising during the period	(8,382)	15,674	(34,552)	36,515
Less income tax effect	3,232	(6,039)	13,312	(14,068)
Reclassification to net income for (gains) losses realized	293	(1,524)	(2,617)	7,723
Less income tax effect	(114)	587	1,010	(2,976)
Marketable securities
Gains (losses) arising during the period	(1,215)	(1,350)	(2,040)	(408)
Less income tax effect	(4)	—	(4)	—
Reclassification to net income for (gains) losses recognized	—	—	847	—
Less income tax effect	—	—	(237)	—

Other comprehensive income (loss)	22,420	(68,552)	88,811	(105,051)

Foreign currency translation gains attributable to noncontrolling interests	106	168	229	177

Other comprehensive income (loss) including noncontrolling interests	22,526	(68,384)	89,040	(104,874)

Comprehensive Income	152,093	43,106	420,027	170,075

Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(305)	(823)	(1,145)	(775)

Comprehensive Income Attributable to VF Corporation	$151,788	$42,283	$418,882	$169,300

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June
	2011	2010
Operating Activities
Net income	$330,987	$274,949
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	57,091	52,485
Amortization of intangible assets	19,246	19,859
Other amortization	11,418	7,588
Stock-based compensation	32,977	31,353
Pension funding less than expense	22,029	24,190
Other, net	6,523	18,694
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(97,162)	3,271
Inventories	(199,650)	(161,541)
Other current assets	(15,124)	(9,182)
Accounts payable	(73,723)	64,007
Accrued compensation	(50,222)	(14,125)
Accrued income taxes	(56,817)	(42,120)
Accrued liabilities	(38,883)	44,590
Other assets and liabilities	8,989	(5,518)

Cash provided (used) by operating activities	(42,321)	308,500

Investing Activities
Capital expenditures	(64,022)	(45,309)
Business acquisitions, net of cash acquired	—	(38,446)
Trademarks acquisition	(56,598)	—
Software purchases	(8,221)	(2,937)
Other, net	(1,107)	(3,957)

Cash used by investing activities	(129,948)	(90,649)

Financing Activities
Net increase (decrease) in short-term borrowings	6,252	(2,551)
Payments on long-term debt	(1,260)	(1,719)
Purchase of Common Stock	(5,166)	(317,911)
Cash dividends paid	(137,182)	(131,340)
Proceeds from issuance of Common Stock, net	83,845	75,490
Tax benefits of stock option exercises	14,718	2,758

Cash used by financing activities	(38,793)	(375,273)

Effect of Foreign Currency Rate Changes on Cash and Equivalents	30,301	(33,936)

Net Change in Cash and Equivalents	(180,761)	(191,358)

Cash and Equivalents — Beginning of Year	792,239	731,549

Cash and Equivalents — End of Period	$611,478	$540,191

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	VF Corporation Stockholders
			Accumulated
		Additional	Other		Non-
	Common	Paid-in	Comprehensive	Retained	controlling
	Stock	Capital	Income (Loss)	Earnings	Interests
Balance, December 2009	$110,285	$1,864,499	$(209,742)	$2,050,109	$(1,866)
Net income	—	—	—	571,362	2,150
Dividends on Common Stock	—	—	—	(264,281)	—
Purchase of treasury stock	(5,023)	—	—	(401,925)	—
Stock compensation plans, net	2,815	216,868	—	(4,072)	—
Common Stock held in trust for deferred compensation plans	(139)	—	—	(10,685)	—
Distributions to noncontrolling interests	—	—	—	—	(240)
Foreign currency translation	—	—	(65,398)	—	56
Defined benefit pension plans	—	—	(155)	—	—
Derivative financial instruments	—	—	4,464	—	—
Marketable securities	—	—	2,237	—	—

Balance, December 2010	107,938	2,081,367	(268,594)	1,940,508	100
Net income	—	—	—	330,071	916
Dividends on Common Stock	—	—	—	(137,182)	—
Purchase of treasury stock	—	—	—	—	—
Stock compensation plans, net	1,709	139,768	—	(10,610)	—
Common Stock held in trust for deferred compensation plans	(49)	—	—	(4,444)	—
Foreign currency translation	—	—	98,588	—	229
Defined benefit pension plans	—	—	14,504	—	—
Derivative financial instruments	—	—	(22,847)	—	—
Marketable securities	—	—	(1,434)	—	—

Balance, June 2011	$109,598	$2,221,135	$(179,783)	$2,118,343	$1,245

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
VF Corporation (and its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended June 2011, December 2010 and June 2010 relate to the fiscal periods ended on July 2, 2011, January 1, 2011 and July 3, 2010, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2010 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended June 2011 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2010 (“2010 Form 10-K”).
Certain prior year amounts, none of which are material, have been reclassified to conform with the 2011 presentation.
Note B — Change in Accounting Principle
VF has historically valued inventories using both the first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) methods. At the end of December 2010, approximately 25% of total inventories were valued using the LIFO method. On January 2, 2011, VF changed its method of accounting for inventories previously valued on the LIFO method to the FIFO method. This change is preferable because the FIFO inventory valuation (i) better reflects the current value of inventories on the Consolidated Balance Sheets, (ii) provides for a single inventory valuation method for all business units globally, and (iii) enhances comparability with the reporting of VF’s peers.
The effect of retrospectively applying this change in accounting principle on previously reported financial statements was not material and therefore those periods have not been restated. The impact of recording this change in the Consolidated Statement of Income for the six months ended June 2011 was as follows:

Increase
In thousands except per share amounts	(Decrease)
Cost of goods sold	$(8,027)
Income before income taxes	8,027
Income tax expense	3,160
Net income attributable to VF Corporation	4,867

Basic earnings per common share attributable to
VF Corporation common stockholders	$0.04
Diluted earnings per common share attributable to
VF Corporation common stockholders	0.04
The impact of recording this change in the Consolidated Balance Sheet as of January 2, 2011 was as follows:

In thousands	Increase
Inventories	$8,027
Accrued liabilities	3,160
Retained earnings	4,867
The impact of continuing to account for inventory on a LIFO instead of FIFO basis, had VF not made this change in accounting principle, would not have been material to the financial position, results of operations, cash flows and earnings per common share attributable to VF Corporation common stockholders for the three or six months ended June 2011.
Note C — Acquisitions
On March 30, 2011, VF acquired the trademarks and related intellectual property of Rock and Republic Enterprises, Inc. VF has accounted for this transaction as an asset acquisition and recorded the purchase price as an indefinite-lived intangible asset. The total purchase price is expected to be approximately $57.0 million plus expenses. The purchase price will be finalized after all contingencies have been resolved, which should occur by the end of 2011. Rock and Republic® jeanswear and related products will be offered through an exclusive licensing and wholesale distribution arrangement with Kohl’s Department Stores. Operating results will be reported as part of the Jeanswear Coalition.
On June 12, 2011, VF entered into a definitive merger agreement to acquire 100% of the outstanding shares of The Timberland Company for approximately $2.3 billion net of cash acquired. The acquisition is expected to close in the third quarter of 2011, subject to satisfaction of customary closing conditions.
Note D — Sale of Accounts Receivable
VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the end of June 2011, December 2010 and June 2010, accounts receivable in the Consolidated Balance Sheets had been reduced by $123.0 million, $112.3 million and $112.3 million, respectively, related to balances sold under this program. During the first half of 2011, VF sold $537.1 million of accounts receivable at their stated amounts, less a funding fee of $1.0 million, which was recorded in Miscellaneous Expense. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note E — Intangible Assets

		June 2011			December 2010
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
Dollars in thousands	Life	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
Customer relationships	19 years	$452,179	$123,599	$328,580	$337,307
License agreements	24 years	180,214	56,436	123,778	127,741
Trademarks and other	9 years	10,215	6,257	3,958	4,670

Amortizable intangible assets, net				456,316	469,718

Indefinite-lived intangible assets:
Trademarks and tradenames				1,099,201	1,021,207

Intangible assets, net				$1,555,517	$1,490,925

Intangible assets are amortized using the following methods: customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — straight-line method.
Indefinite-lived intangible assets increased from December 2010 due to the Rock and Republic® trademarks acquisition in the first quarter of 2011 as discussed in Note C, and the impact of foreign currency translation.
Amortization of intangible assets for the second quarter and first six months of 2011 was $9.5 million and $19.2 million, respectively, and is expected to be $37.8 million for the year 2011. Estimated amortization expense for the years 2012 through 2015 is $34.6 million, $33.0 million, $31.9 million and $30.5 million, respectively.
Note F — Goodwill

	Outdoor &				Contemporary
In thousands	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
Balances, December 2010	$574,747	$235,513	$56,703	$157,314	$142,361	$1,166,638
Currency translation	22,103	5,601	—	—	—	27,704

Balances, June 2011	$596,850	$241,114	$56,703	$157,314	$142,361	$1,194,342

Balances at December 2010 are net of cumulative impairment charges recorded as follows: Outdoor & Action Sports — $43.4 million, Sportswear — $58.5 million and Contemporary Brands — $195.2 million.

Note G — Pension Plans
VF’s pension cost was composed of the following components:

	Three Months		Six Months
	Ended June		Ended June
In thousands	2011	2010	2011	2010
Service cost — benefits earned during the year	$5,272	$4,077	$10,454	$8,160
Interest cost on projected benefit obligations	19,738	19,116	39,443	38,224
Expected return on plan assets	(22,442)	(19,183)	(44,858)	(38,355)
Amortization of:
Net deferred actuarial loss	10,779	11,379	21,543	22,751
Prior service cost	864	987	1,727	1,974

Net periodic pension cost	$14,211	$16,376	$28,309	$32,754

During the first half of 2011, VF contributed $6.6 million to its defined benefit pension plans. VF currently anticipates making $4.1 million of additional contributions during the remainder of 2011.
Note H — Business Segment Information
VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months		Six Months
	Ended June		Ended June
In thousands	2011	2010	2011	2010
Coalition revenues:
Outdoor & Action Sports	$717,928	$584,447	$1,506,143	$1,263,009
Jeanswear	613,367	556,016	1,292,610	1,178,081
Imagewear	244,074	211,225	490,882	432,523
Sportswear	120,272	109,074	232,166	211,251
Contemporary Brands	118,103	106,083	230,019	210,172
Other	26,379	27,259	47,102	48,947

Total coalition revenues	$1,840,123	$1,594,104	$3,798,922	$3,343,983

Coalition profit:
Outdoor & Action Sports	$89,472	$81,524	$233,377	$208,551
Jeanswear	94,365	94,741	217,491	201,549
Imagewear	40,271	26,020	77,169	48,832
Sportswear	11,658	9,740	19,088	16,908
Contemporary Brands	10,689	8,214	20,373	16,666
Other	64	(10)	(2,010)	(1,235)

Total coalition profit	246,519	220,229	565,488	491,271

Corporate and other expenses	(60,583)	(48,782)	(106,840)	(90,141)
Interest, net	(14,452)	(19,998)	(29,426)	(40,003)

Income before income taxes	$171,484	$151,449	$429,222	$361,127

Note I — Capital and Accumulated Other Comprehensive Income (Loss)
Common stock outstanding is net of shares held in treasury and, in substance, retired. There were 19,270,341 treasury shares at June 2011, 19,099,644 at December 2010 and 18,022,755 at June 2010. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 241,059 shares of VF Common Stock at June 2011, 246,860 shares at December 2010 and 268,169 shares at June 2010 were held in connection with deferred compensation plans. These shares, having a cost of $10.4 million, $10.7 million and $12.1 million at the respective dates, are treated as treasury shares for financial reporting purposes.
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

	June	December	June
In thousands	2011	2010	2010
Foreign currency translation	$92,861	$(5,727)	$(88,267)
Defined benefit pension plans	(251,621)	(266,125)	(249,869)
Derivative financial instruments	(24,563)	(1,716)	21,014
Marketable securities	3,540	4,974	2,329

Accumulated other comprehensive income (loss)	$(179,783)	$(268,594)	$(314,793)

Note J — Stock-based Compensation
During the quarter ended June 2011, VF did not grant any stock-based compensation awards.
During the first six months of 2011, VF granted options to purchase 925,635 shares of Common Stock at an exercise price of $95.56, equal to the market value of VF Common Stock on the option grant date. The options vest in equal annual installments, generally over a three year period. The fair value of these options was estimated using a lattice valuation model, with the following assumptions: expected volatility ranging from 27% to 38%, with a weighted average of 34%; expected term of 5.6 to 7.5 years; expected dividend yield of 3.1%; and a risk-free interest rate ranging from 0.2% at six months to 3.5% at 10 years. The resulting weighted average fair value of these options at the grant date was $24.99 per option.
Also during the first six months of 2011, VF granted 241,751 performance-based restricted stock units that generally entitle the recipients to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares that will be earned, if any, will be based on VF’s performance over that period. The fair value of VF’s Common Stock at the date the units were granted was $95.23 per share.
VF also granted, during the first six months of 2011, 19,000 shares of restricted VF Common Stock and 15,000 restricted stock units with a fair value at the grant date of $86.51 per share. These shares and units will vest in 2015, assuming the grantees remain employed through the vesting date.
Note K — Income Taxes
The effective income tax rate was 23.9% in the first half of 2010, compared with 22.9% in the first half of 2011. The tax rates in both periods were lowered by discrete items. The first half of 2010 included a $13.0 million income tax benefit related to refund claims in a foreign jurisdiction. The first six months of 2011 included $10.0 million in tax benefits related to settlements of prior years’ tax audits and $2.8 million of tax benefits related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations. In addition, the tax rate in the first six months of 2011 benefited from a higher percentage of income in lower tax rate jurisdictions compared with the 2010 period. The effective tax rate for the full year 2010 was 23.6% (24.9% on earnings before the goodwill and intangible asset impairment charge).
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous states and foreign jurisdictions. During 2010, the United States Internal Revenue Service (“IRS”) commenced an examination of tax years 2007, 2008 and 2009. During the first quarter of 2011, VF settled with the IRS its examination of tax years 2004, 2005 and 2006. VF is currently subject to examination by various state tax authorities. While the outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements, management regularly assesses the outcomes of both ongoing and future examinations to ensure VF’s provision for income taxes is sufficient. Management believes that some of these audits and negotiations will conclude during the next 12 months.

During the first six months of 2011, the amount of unrecognized tax benefits and associated interest decreased by $16.3 million, primarily due to the audit settlements. Of the $16.3 million net decrease, $6.4 million favorably impacted income tax expense in the first six months. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $4.7 million related to the completion of audits and other settlements with tax authorities and the expiration of statutes of limitations. Of the $4.7 million, $1.8 million would reduce income tax expense.
Note L — Earnings Per Share

	Three Months		Six Months
	Ended June		Ended June
In thousands, except per share amounts	2011	2010	2011	2010
Earnings per share — basic:
Net income	$129,567	$111,490	$330,987	$274,949
Net (income) loss attributable to noncontrolling interests	(199)	(655)	(916)	(598)

Net income attributable to VF Corporation	$129,368	$110,835	$330,071	$274,351

Weighted average Common Stock outstanding	109,079	108,957	108,651	109,608

Earnings per common share attributable to VF Corporation common stockholders	$1.19	$1.02	$3.04	$2.50

Earnings per share — diluted:
Net income attributable to VF Corporation	$129,368	$110,835	$330,071	$274,351

Weighted average Common Stock outstanding	109,079	108,957	108,651	109,608
Incremental shares from stock options and other dilutive securities	1,811	1,522	1,802	1,446

Adjusted weighted average Common Stock outstanding	110,890	110,479	110,453	111,054

Earnings per common share attributable to VF Corporation common stockholders	$1.17	$1.00	$2.99	$2.47

Outstanding options to purchase 0.9 million shares of Common Stock for the three and six months ended June 2011, and outstanding options to purchase 1.2 million shares and 2.5 million shares of Common Stock for the three and six months ended June 2010, respectively, were excluded from the computations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, 0.3 million performance-based restricted stock units were excluded from the computation of diluted earnings per share for each of the three and six month periods ended June 2011 and 2010 because these units are subject to performance-based vesting conditions that had not been achieved by the end of those periods.

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

The following table summarizes the classes of financial assets and financial liabilities measured and recorded at fair value on a recurring basis:

In thousands		Fair Value Measurement Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 2011
Financial assets:
Cash equivalents:
Money market funds	$275,206	$275,206	$—	$—
Time deposits	116,220	116,220	—	—
Derivative instruments	23,839	—	23,839	—
Investment securities	187,511	156,100	31,411	—
Other marketable securities	8,991	8,991	—	—

Financial liabilities:
Derivative instruments	63,906	—	63,906	—
Deferred compensation	221,981	—	221,981	—

December 2010
Financial assets:
Cash equivalents:
Money market funds	$437,229	$437,229	$—	$—
Time deposits	93,254	93,254	—	—
Derivative instruments	18,568	—	18,568	—
Investment securities	182,673	147,380	35,293	—
Other marketable securities	12,388	12,388	—	—

Financial liabilities:
Derivative instruments	28,815	—	28,815	—
Deferred compensation	212,011	—	212,011	—
All other financial assets and financial liabilities are carried at cost, which may differ from fair value. At June 2011 and December 2010, the carrying values of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair values. At June 2011 and December 2010, the carrying value of VF’s long-term debt, including the current portion, was $937.3 million and $938.6 million, respectively, compared with fair value of $1,037.8 million and $1,025.1 million at those dates. Fair value for long-term debt was estimated based on quoted market prices or values of comparable borrowings.

Note N — Derivative Financial Instruments and Hedging Activities
     Summary of derivative instruments — All of VF’s derivative instruments are forward exchange contracts and meet the criteria for hedge accounting at the inception of the hedging relationship. However, derivative instruments that are cash flow hedges of forecasted cash receipts are dedesignated as hedges near the end of their term and do not qualify for hedge accounting after the date of dedesignation. The notional amounts of outstanding derivative contracts at June 2011, December 2010 and June 2010 totaled $1.5 billion, $1.1 billion and $1.4 billion, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Mexican peso, Polish zloty and Canadian dollar. Derivative contracts have maturities up to 20 months. The following table presents outstanding derivatives on an individual contract basis:

In thousands	Fair Value of Derivatives			Fair Value of Derivatives
	with Unrealized Gains			with Unrealized Losses
	June	December	June	June	December	June
	2011	2010	2010	2011	2010	2010
Foreign exchange contracts designated as hedging instruments	$22,141	$18,389	$41,845	$63,722	$27,916	$14,360

Foreign exchange contracts not designated as hedging instruments	1,698	179	169	184	899	909

Total derivatives	$23,839	$18,568	$42,014	$63,906	$28,815	$15,269

Outstanding derivatives have been included in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	June 2011	December 2010	June 2010
Other current assets	$21,421	$15,296	$39,430
Accrued current liabilities	(58,040)	(25,440)	(11,772)
Other assets (noncurrent)	2,418	3,272	2,584
Other liabilities (noncurrent)	(5,866)	(3,375)	(3,497)

     Fair value hedges — VF enters into derivative contracts to hedge intercompany loans between a domestic company and a foreign subsidiary or between two foreign subsidiaries having different functional currencies. VF’s Consolidated Statements of Income include the following effects related to fair value hedging:

In thousands	Location
	of Gain				Location of
	(Loss) on			Hedged Items	Gain (Loss)	Gain (Loss) on
Fair Value	Derivatives	Gain (Loss) on Derivatives		in Fair Value	Recognized	Related Hedged Item
Hedging	Recognized	Recognized in Income		Hedge	on Related	Recognized in Income
Relationships	in Income	Three Months	Six Months	Relationships	Hedged Items	Three Months	Six Months
Period ended June 2011
Foreign exchange	Miscellaneous income (expense)	$(3,817)	$(5,047)	Advances — intercompany	Miscellaneous income (expense)	$2,829	$3,799

Period ended June 2010
Foreign exchange	Miscellaneous income (expense)	$16,051	$23,084	Advances — intercompany	Miscellaneous income (expense)	$(15,959)	$(23,001)
     Cash flow hedges — VF uses derivative contracts to hedge a portion of the exchange risk for its forecasted inventory purchases and production costs and for its forecasted cash receipts arising from sales of inventory. In addition, VF’s domestic companies hedge the receipt of forecasted intercompany royalties from foreign subsidiaries. As discussed below in “derivative contracts not designated as hedges”, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date.
     The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands
			Location of
			Gain (Loss)	Gain (Loss) Reclassified
Cash Flow	Gain (Loss) on Derivatives		Reclassified from	from Accumulated
Hedging	Recognized in OCI		Accumulated	OCI into Income
Relationships	Three Months	Six Months	OCI into Income	Three Months	Six Months
Periods ended June 2011
Foreign exchange	$(8,370)	$(34,552)	Net sales	$1,627	$1,231
			Cost of goods sold	(338)	4,804
			Miscellaneous income (expense)	(1,591)	(3,536)
Interest rate	—	—	Interest expense	29	58

Total	$(8,370)	$(34,552)		$(273)	$2,557

Periods ended June 2010
Foreign exchange	$15,674	$36,515	Net sales	$(295)	$(1,264)
			Cost of goods sold	1,241	(5,713)
			Miscellaneous income (expense)	549	(804)
Interest rate	—	—	Interest expense	29	58

Total	$15,674	$36,515		$1,524	$(7,723)

     Net investment hedges — In limited instances, VF may choose to hedge the risk of changes in its investment in foreign subsidiaries. Changes in the fair value of derivatives designated as net investment hedges, except for any ineffective portion, are reported as a component of OCI and deferred in Accumulated OCI, along with the foreign currency translation adjustments on that investment. Upon settlement of net investment hedges, cash flows are classified in investing activities in the Consolidated Statements of Cash Flows. The effects of net investment hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income were not material for the three and six month periods ended June 2011 or June 2010.

There were no significant amounts recognized in earnings related to ineffective hedging during the three or six month periods ended June 2011 or June 2010.
At June 2011, Accumulated OCI included $31.8 million of net deferred pretax losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts reclassified to earnings will depend on exchange rates when the outstanding derivative contracts are settled.
In addition, VF entered into an interest rate swap derivative contract in 2003 to hedge the interest rate risk for issuance of long-term debt due in 2033. The contract was terminated concurrent with the issuance of the debt and the realized gain was deferred in Accumulated OCI. The remaining pretax deferred gain in Accumulated OCI was $2.6 million at June 2011, which will be reclassified into earnings over the remaining term of the debt.
     Derivative contracts not designated as hedges — As noted in a preceding section, cash flow hedges of forecasted cash receipts are dedesignated as hedges when the sales are recognized. At that time, the amount of unrealized hedging gain or loss is recognized in net sales, and hedge accounting is not applied after the date of dedesignation. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During the period that hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized directly in earnings. For the three and six months ended June 2011 and June 2010, VF recorded net losses of less than $1 million in Miscellaneous Income (Expense) for derivatives not designated as hedging instruments, effectively offsetting the net remeasurement gains on the related accounts receivable.
Note O — Recently Issued Accounting Standards
In June 2011, the FASB issued an update to their accounting guidance regarding other comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. The guidance provided by this update becomes effective for VF in the first quarter of fiscal 2012. VF does not expect that the adoption of this guidance will have a material effect on the financial statements.
In May 2011, the FASB issued an update to their authoritative guidance regarding fair value measurements and related disclosures. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for the use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective in the first quarter of fiscal 2012, and will be applied on a prospective basis. VF is currently evaluating the impact on the financial statements.
Note P — Subsequent Event
VF’s Board of Directors declared a quarterly cash dividend of $0.63 per share, payable on September 19, 2011 to shareholders of record on September 9, 2011.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          Highlights of the Second Quarter of 2011
•	Revenues grew to a record $1,840.1 million, an increase of 15% from the 2010 quarter, with double-digit revenue growth across all coalitions.

•	International revenues rose 30% and represented 29% of Total Revenues in the quarter.

•	Business in Asia continued its rapid growth, with revenues up 30% in the quarter.

•	Direct-to-consumer business grew 17% in the quarter, driven by new store openings, a 46% increase in e-commerce revenues and comp store growth.

•	Earnings per share increased by 17% to $1.17 from $1.00 in the 2010 quarter. (All per share amounts are presented on a diluted basis.)

•	The balance sheet remains strong with cash of $611 million, a debt to total capital ratio of 18.7% and a net debt to total capital ratio of 7.9%. VF has over $1.3 billion of available liquidity under bank credit lines. There are no significant debt service payments required until 2017.

•	On June 12, 2011, VF signed an agreement to purchase The Timberland Company. The acquisition is expected to close in the third quarter of 2011, subject to satisfaction of customary closing conditions.
Analysis of Results of Operations
          Consolidated Statements of Income
The following table presents a summary of the changes in Total Revenues from 2010:

	Second Quarter	Six Months
	2011	2011
	Compared	Compared
In millions	with 2010	with 2010
Total revenues — 2010	$1,594.1	$3,344.0
Impact of foreign currency translation	43.5	50.8
Organic growth	202.5	398.7
Acquisition in prior year (to anniversary date)	—	5.4

Total revenues — 2011	$1,840.1	$3,798.9

All coalitions achieved double-digit revenue growth in the second quarter of 2011, compared with the second quarter of 2010, led by a 23% increase in the Outdoor & Action Sports businesses. All coalitions also achieved strong growth for the first six months of 2011. Outdoor & Action Sports revenues grew 19%, Imagewear revenues grew 13%, Jeanswear and Sportswear revenues each increased 10% and Contemporary Brands revenues grew 9%. Additional details on revenues are provided in the section titled “Information by Business Segment.”
The impact of foreign currency translation is created when a foreign entity’s financial statements are translated from its functional currency into the U.S. dollar, VF’s reporting currency. A weaker U.S. dollar in relation to the functional currencies where VF conducts its international business (primarily in Europe/euro-based countries), positively impacted revenue comparisons by $43 million in the second quarter of 2011 and $51 million in the first six months of 2011, compared with the respective 2010 periods. The weighted average translation rate for the euro was $1.44 for the second quarter of 2011 and $1.40 for the first half of 2011, compared with $1.26 for the second quarter of 2010 and $1.34 for the first six months of 2010. If the U.S. dollar remains at the exchange rate in effect at the end of June 2011 ($1.45 per euro), reported revenues for the second half of 2011 will be positively impacted compared with 2010.
The following table presents the percentage relationship to Total Revenues for components of the Consolidated Statements of Income:

	Second Quarter		Six Months
	2011	2010	2011	2010
Gross margin (total revenues less cost of goods sold)	45.9%	47.1%	46.6%	46.9%
Marketing, administrative and general expenses	35.7	36.5	34.4	35.2

Operating income	10.3%	10.6%	12.2%	11.7%

The decline in gross margin percentage in the second quarter of 2011, compared with the 2010 quarter, was driven by higher product costs that were not fully offset by pricing increases. This decrease was partially offset by (i) the gain on closure of a European jeanswear facility that benefited the gross margin by 0.7% and (ii) a greater percentage of revenues coming from higher gross margin businesses, including direct-to-consumer operations, which positively impacted the comparison by 0.4%. The decline in gross margin percentage in the first six months of 2011, compared with the 2010 period, was also driven by higher product costs. This decrease was partially offset by (i) 0.3% due to the gain on the facility closure, (ii) 0.3% from restructuring expenses incurred during the first quarter of 2010 to reduce product costs that did not recur in 2011, (iii) 0.3% from the improved mix of businesses and (iv) 0.2% due to the change in inventory accounting policy as discussed in Note B to the Consolidated Financial Statements.
The ratio of Marketing, Administrative and General Expenses as a percentage of Total Revenues decreased by 0.8% in both the second quarter and first half of 2011, compared to the 2010 periods, due to improved leverage of operating expenses on higher revenues. These improvements were partially offset by increased marketing investments that negatively impacted the ratio by 0.2% in both current year periods.
Interest Expense decreased $4.5 million in the second quarter of 2011 and $9.1 million in the first six months of 2011, from the comparable periods in 2010, due primarily to the payment of $200.0 million of 8.5% notes that matured in the third quarter of 2010. Average interest-bearing debt outstanding totaled $986 million for the first six months of 2011 and $1,190 million for the comparable period of 2010. The weighted average interest rates on total outstanding debt were 6.2% and 6.7% for the first six months of 2011 and 2010, respectively.
VF recognized Miscellaneous Expense of $4.7 million in the first six months of 2011, compared with Miscellaneous Income of $8.3 million for the comparable 2010 quarter. The change is due to (i) the first six months of 2011 included higher foreign currency exchange losses than the 2010 period and (ii) the first quarter of 2010 included a $5.7 million gain from remeasuring VF’s previous 50% investment in the Vans Mexico joint venture upon acquiring the remaining 50% interest.
The effective income tax rate was 23.9% in the first half of 2010, compared with 22.9% in the first half of 2011. The tax rates in both periods were lowered by discrete items. The first half of 2010 included a $13.0 million income tax benefit related to refund claims in a foreign jurisdiction, representing a 3.6% rate reduction in the first half of 2010. The first six months of 2011 included $10.0 million in tax benefits related to settlements of prior years’ tax audits and $2.8 million of tax benefits related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations, together representing a reduction in the rate of 3.0%. In addition, the rate in the first six months of 2011 benefited from a higher percentage of income in lower tax rate jurisdictions compared with the 2010 period.
The effective tax rate for the full year 2010 was 23.6% (24.9% on earnings before the goodwill and intangible asset impairment charge). The 2010 tax rate included favorable impacts of 2.7% from prior years’ refund claims, tax credits and expirations of statutes of limitations. The expected 2011 annual effective tax rate is approximately 25%. This projected 2011 rate includes the favorable impacts of discrete items in the first six months of 2011 mentioned above, representing a reduction in the rate of approximately 1.1%. The 2011 full year tax rate is also expected to benefit from a higher percentage of earnings in lower tax rate jurisdictions compared with 2010.
Net Income Attributable to VF Corporation for the second quarter of 2011 increased to $129.4 million ($1.17 per share), compared with $110.8 million ($1.00 per share) in the 2010 quarter. The second quarter of 2011 benefited by $0.07 per share due to the gain on a facility closure mentioned above and $0.03 per share from the impact of foreign currency translation. Net Income Attributable to VF Corporation for the first six months of 2011 increased to $330.1 million ($2.99 per share), compared with $274.4 million ($2.47 per share) in the first half of 2010. The first six months of 2011 benefited by (i) $0.09 per share in restructuring expenses incurred in the first quarter of 2010 that did not recur in 2011, (ii) $0.07 per share from the gain on a facility closure, (iii) $0.04 per share from a change in inventory accounting and (iv) $0.04 per share from the impact of foreign currency translation. The second quarter and first six months of 2011 were negatively impacted by $0.02 per share as a result of expenses related to the pending Timberland transaction. The remainder of the increases in the second quarter and first six months of 2011 resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below.
     Information by Business Segment
VF’s businesses are grouped into product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions are the basis for VF’s reportable business segments.
See Note H to the Consolidated Financial Statements for a summary of results of operations by coalition, along with a reconciliation of Coalition Profit to Income Before Income Taxes.
The following tables present a summary of the changes in Total Revenues by coalition for the second quarter and first six months of 2011 from the comparable periods in 2010:

	Second Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Total revenues — 2010 period	$584.4	$556.0	$211.2	$109.1	$106.1	$27.3	$1,594.1
Impact of foreign currency translation	26.9	12.5	1.2	—	2.8	0.1	43.5
Organic growth	106.6	44.9	31.7	11.2	9.2	(1.1)	202.5

Total revenues — 2011 period	$717.9	$613.4	$244.1	$120.3	$118.1	$26.3	$1,840.1

	Six Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Total revenues — 2010 period	$1,263.0	$1,178.1	$432.5	$211.3	$210.2	$48.9	$3,344.0
Impact of foreign currency translation	29.8	16.1	1.9	—	3.0	—	50.8
Organic growth	207.9	98.4	56.5	20.9	16.8	(1.8)	398.7
Acquisition in prior year (to anniversary date)	5.4	—	—	—	—	—	5.4

Total revenues — 2011 period	$1,506.1	$1,292.6	$490.9	$232.2	$230.0	$47.1	$3,798.9

The following tables present a summary of the changes in Coalition Profit for the second quarter and first six months of 2011 from the comparable periods in 2010:

	Second Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition profit — 2010 period	$81.5	$94.7	$26.0	$9.7	$8.2	$0.1	$220.2
Impact of foreign currency translation	2.8	0.6	0.2	—	—	—	3.6
Operations	5.2	(0.9)	14.1	2.0	2.5	(0.2)	22.7

Coalition profit — 2011 period	$89.5	$94.4	$40.3	$11.7	$10.7	$(0.1)	$246.5

	Six Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition profit — 2010 period	$208.6	$201.5	$48.8	$16.9	$16.7	$(1.2)	$491.3
Impact of foreign currency translation	3.7	1.8	0.4	—	—	—	5.9
Operations	21.1	14.2	28.0	2.2	3.7	(0.9)	68.3

Coalition profit — 2011 period	$233.4	$217.5	$77.2	$19.1	$20.4	$(2.1)	$565.5

The following section discusses the change in revenues and profitability by coalition:
     Outdoor & Action Sports:

	Second Quarter			Six Months
			Percent			Percent
Dollars in millions	2011	2010	Change	2011	2010	Change
Coalition revenues	$717.9	$584.4	22.8%	$1,506.1	$1,263.0	19.2%
Coalition profit	89.5	81.5	9.8%	233.4	208.6	11.9%
Operating margin	12.5%	13.9%		15.5%	16.5%
Domestic outdoor and action sports revenues increased 14% and international revenues rose 42% in the second quarter of 2011, with approximately one-third of the international growth attributable to foreign currency translation. Coalition revenues in Asia increased 42% in the second quarter of 2011 over the 2010 quarter. Nearly all outdoor and action sports brands achieved double-digit growth in the quarter, with the two largest brands — The North Face® and Vans® — achieving global revenue growth of 21% and 22%, respectively. Revenues of the Kipling® and Napapijri® brands increased 37% and 46%, respectively. Direct-to-consumer revenues in this coalition rose 22% in the 2011 quarter, with growth of 34% and 19% in The North Face® and Vans® direct-to-consumer businesses, respectively. New store openings, comp store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth in the second quarter of 2011.
Domestic outdoor and action sports revenues increased 13% and international revenues rose 29% in the first half of 2011. Coalition revenues in Asia rose 42% in the first half of 2011. Revenues of all brands within this coalition increased in the first six months of 2011, compared with the prior year period, with Kipling®, Vans® and The North

Face® posting increases of 33%, 21% and 18%, respectively. Direct-to-consumer revenues increased by 17% in the first six months of 2011, compared with the prior year period.
Operating margins decreased in the second quarter and first six months of 2011, compared with the prior year periods, due primarily to an increase in marketing investments that negatively impacted the operating margin comparisons by 0.8% in the second quarter of 2011 and 0.6% in the first half of 2011. In addition, gross margins were slightly lower.
     Jeanswear:

	Second Quarter			Six Months
			Percent			Percent
Dollars in millions	2011	2010	Change	2011	2010	Change
Coalition revenues	$613.4	$556.0	10.3%	$1,292.6	$1,178.1	9.7%
Coalition profit	94.4	94.7	(0.3)%	217.5	201.5	7.9%
Operating margin	15.4%	17.0%		16.8%	17.1%
Domestic jeanswear revenues increased 7% in the second quarter of 2011 over the 2010 quarter with growth across the mass market, Lee® and western businesses. International jeanswear revenues increased 20%, with approximately one-half of the increase due to the impact of foreign currency translation. Asia revenues rose 24% and Mexico and Latin America revenues both increased by more than 20%. European jeanswear revenues increased 13%; this increase was primarily attributable to favorable foreign currency translation.
Domestic jeanswear revenues increased 6% in the first half of 2011 over the prior year period. International jeanswear revenues increased 18%, with approximately one-fourth of the increase due to the impact of foreign currency translation. International revenue growth was led by Asia, Mexico and Latin America, which all increased by more than 20%.
The decline in operating margin in both 2011 periods was driven by higher product costs that were not fully offset by pricing increases. The decline in the second quarter of 2011, compared with the 2010 quarter, was partially offset by the gain on a facility closure in the second quarter of 2011 that positively impacted operating margin by 1.8%. The reduction in operating margin in the first six months of 2011 was partially offset by (i) 0.9% from the gain on the facility closure and (ii) 0.8% in restructuring expenses in the first half of 2010 that did not recur in 2011. In addition, the 2011 ratios for both periods benefited from improved leverage of operating expenses on higher revenues, compared with the 2010 periods.
     Imagewear:

	Second Quarter			Six Months
			Percent			Percent
Dollars in millions	2011	2010	Change	2011	2010	Change
Coalition revenues	$244.1	$211.2	15.6%	$490.9	$432.5	13.5%
Coalition profit	40.3	26.0	55.0%	77.2	48.8	58.2%
Operating margin	16.5%	12.3%		15.7%	11.3%
The Imagewear Coalition consists of VF’s Image business (occupational apparel and uniforms) and Licensed Sports business (licensed high profile sports and lifestyle apparel).
Image revenues increased 32% in the second quarter of 2011 and 23% in the first half of 2011, driven primarily by growth in the flame-resistant apparel business and the continued success of the quick response customer service model in the occupational apparel business. Revenues in the Licensed Sports business declined 3% in the second quarter of 2011, primarily because VF has National Hockey League locker room rights only on even numbered years, and thus did not have 2011 revenue related to this contract. Licensed Sports revenues increased 3% in the first six months of 2011, compared with the prior year period, driven by increases in the licensed National Football League business.

Operating margin comparisons for the Imagewear Coalition improved in both 2011 periods primarily due to a favorable mix of business and improved leverage of operating expenses on higher revenues.
     Sportswear:

	Second Quarter			Six Months
			Percent			Percent
Dollars in millions	2011	2010	Change	2011	2010	Change
Coalition revenues	$120.3	$109.1	10.3%	$232.2	$211.3	9.9%
Coalition profit	11.7	9.7	20.6%	19.1	16.9	13.0%
Operating margin	9.7%	8.9%		8.2%	8.0%
The Sportswear Coalition consists of the Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports Coalition). Nautica® brand revenues increased 6% in both the second quarter and first six months of 2011, compared with the prior year periods, driven by increases in the men’s wholesale sportswear and direct-to-consumer businesses. Kipling® brand revenues increased 62% in the second quarter of 2011 and 55% in the first six months of 2011, reflecting significant increases in the wholesale specialty store and department store businesses, and strong growth in the direct-to-consumer channel.
Operating margin comparisons in both 2011 periods improved primarily due to a favorable mix of business and improved leverage of operating expenses on higher revenues, partially offset by higher product costs in the Nautica® business.
     Contemporary Brands:

	Second Quarter			Six Months
			Percent			Percent
Dollars in millions	2011	2010	Change	2011	2010	Change
Coalition revenues	$118.1	$106.1	11.3%	$230.0	$210.2	9.4%
Coalition profit	10.7	8.2	30.5%	20.4	16.7	22.2%
Operating margin	9.1%	7.7%		8.9%	7.9%
Domestic revenues for the coalition rose 15% in the second quarter of 2011 due to double-digit revenue growth in the Splendid®, Ella Moss® and John Varvatos® brands. Domestic 7 For All Mankind® revenues increased 4% in the 2011 quarter, while international revenues for this business declined 2%. Global direct-to-consumer revenues for this coalition increased 47% in the 2011 quarter due to new stores as well as comp store and e-commerce revenue growth.
Domestic and international revenues for the Contemporary Brands Coalition increased 9% and 10%, respectively, in the first six months of 2011 compared with the prior year period. Global direct-to-consumer revenues increased 44% in the first six months of 2011 compared with the 2010 period.
The operating margin improvement in the second quarter and first six months of 2011, compared with the 2010 periods, was due to a more favorable mix of business and improved leverage of operating expenses on higher revenues.

     Other:

	Second Quarter			Six Months
			Percent			Percent
Dollars in millions	2011	2010	Change	2011	2010	Change
Coalition revenues	$26.3	$27.3	(3.7)%	$47.1	$48.9	(3.7)%
Coalition profit (loss)	(0.1)	0.1	(200.0)%	(2.1)	(1.2)	75.0%
Operating margin	(0.4)%	0.4%		(4.5)%	(2.5)%
VF operates outlet stores in the United States that sell VF and other branded products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this Other category.
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

	Second Quarter			Six Months
			Percent			Percent
Dollars in millions	2011	2010	Change	2011	2010	Change
Corporate and Other Expenses	$(60.6)	$(48.8)	24.2%	$(106.8)	$(90.1)	18.5%
Interest, Net	(14.5)	(20.0)	(27.5)%	(29.4)	(40.0)	(26.5)%
Corporate and Other Expenses include any corporate headquarters’ costs and other expenses that have not been allocated to the coalitions for internal management reporting. Other expenses include defined benefit pension plan costs other than service cost, development costs for management information systems, costs of maintaining and enforcing VF trademarks and miscellaneous consolidating adjustments.
The increase in Corporate and Other Expenses in the second quarter and first six months of 2011 over the prior year periods resulted from (i) higher levels of corporate spending and information systems costs due to the overall business growth and (ii) expenses related to the pending Timberland transaction. Corporate and Other Expenses in the first six months of 2011 benefited by $8.0 million from an inventory accounting change in the first quarter of 2011. Corporate and Other Expenses in the first six months of 2010 benefited from a $5.7 million gain related to the acquisition of Vans Mexico in the first quarter of 2010.
Analysis of Financial Condition
     Balance Sheets
Accounts Receivable at June 2011 were 21% higher than the June 2010 balance and 15% higher than the December 2010 balance due to the significant growth in wholesale revenues near the end of the second quarter of 2011 and the impact of foreign currency translation. These increases were partially offset by higher balances of accounts receivable sold under the accounts receivable sale agreement.
Inventories at June 2011 increased 17% over the June 2010 balance and 20% over the December 2010 balance, reflecting increased unit volumes to support projected revenue growth, higher product costs and the impact of foreign currency translation. These increases were partially offset by an improvement in days in inventory.
Property, Plant and Equipment was higher at June 2011 than at December 2010 and June 2010, resulting from capital spending in excess of depreciation expense during those periods.

Total Intangible Assets and Goodwill at June 2011 were higher than December 2010 due to the Rock and Republic® trademarks acquisition in the first quarter of 2011 and the impact of foreign currency translation, partially offset by amortization expense. Total Intangible Assets and Goodwill were lower at June 2011 than June 2010 due to the impairment charge in the fourth quarter of 2010 and amortization expense, partially offset by the Rock and Republic® trademarks acquisition and the impact of foreign currency translation.
Other Assets increased at June 2011 and December 2010 over June 2010 due to increases in (i) deferred income taxes, resulting primarily from the goodwill and intangible asset impairment charge mentioned above, and (ii) the fair value of investment securities held for VF’s deferred compensation plans.
Short-term Borrowings at June 2011 consisted of $42.6 million under international borrowing agreements. Short-term borrowings fluctuate throughout the year in relation to working capital requirements and other investing and financing activities. See the “Liquidity and Cash Flows” section below for a discussion of these items.
Total Long-term Debt at June 2011 and December 2010 was lower than at June 2010 due to the payment of $200.0 million of 8.5% notes upon their maturity in the third quarter of 2010.
The changes in Accounts Payable between June 2011, December 2010 and June 2010 were driven by the timing of inventory purchases and payments to vendors at the respective dates.
The increase in Accrued Liabilities at June 2011 over June 2010 resulted primarily from higher unrealized losses on hedging contracts. Accrued Liabilities at June 2011 declined from December 2010 due to fewer months of incentive compensation accruals compared to year-end and lower accrued income taxes, partially offset by higher levels of unrealized losses on hedging contracts.
Other Liabilities at June 2011 and December 2010 declined from June 2010 due to lower pension and deferred tax liabilities. Lower pension liabilities at June 2011 and December 2010 resulted from an improvement in the funded status of the defined benefit pension plans, primarily due to a contribution of $100.0 million to the domestic qualified pension plan in the fourth quarter of 2010.
     Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

	June	December	June
Dollars in millions	2011	2010	2010
Working capital	$2,032.0	$1,716.6	$1,476.6

Current ratio	3.0 to 1	2.5 to 1	2.3 to 1

Debt to total capital ratio	18.7%	20.2%	24.5%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 7.9% at June 2011.
On an annual basis, VF’s primary source of liquidity is its cash flow from operations. Cash from operations is primarily dependent on the level of Net Income and changes in accounts receivable, inventories, accounts payable and other working capital components. Cash from operations is typically lower in the first half of the year as working capital is built to service operations in the second half of the year. Cash from operations is substantially higher in the fourth quarter of the year, resulting from the collection of accounts receivable arising from seasonally higher wholesale sales in the third quarter. In addition, cash flows from the direct-to-consumer businesses are significantly higher in the fourth quarter of the year.
For the six months ended June 2011, cash used by operating activities was $42.3 million, compared with $308.5 million of cash provided by operating activities in the comparable 2010 period. While Net Income increased by $56.0 million in the first six months of 2011 over the 2010 period, operating cash flow was negatively impacted by working capital components, including changes in accounts receivable, inventory and accounts payable balances as discussed in the “Balance Sheets” section above.
VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. At the end of June 2011, accounts receivable in the Consolidated Balance Sheet had been reduced by $123.0 million related to balances sold under this program, an increase of $10.7 million from the amounts sold as of the end of 2010. At the end of June 2010, accounts receivable in the Consolidated Balance Sheet had been reduced by $112.3 million related to balances sold under this program, an increase of $38.1 million from the amounts sold as of the end of 2009.
VF relies on continued strong cash generation to finance ongoing operations. In addition, VF has significant liquidity from its available cash balances and debt capacity, supported by its strong credit rating. At the end of June 2011, $983.3 million was available for borrowing under VF’s $1.0 billion senior unsecured domestic revolving bank credit facility, with $16.7 million of standby letters of credit issued under this agreement. Also at the end of June 2011, €250 million (U.S. dollar equivalent of $362.8 million) was available for borrowing under VF’s senior unsecured international revolving bank credit facility. VF intends to issue $900 million in term debt in the third quarter of 2011 which will be used, together with available cash on hand and short-term borrowings, to finance the acquisition of Timberland.
VF’s liquidity position is also enhanced by its favorable credit agency ratings, which allow for access to additional capital at competitive rates. At the end of the second quarter of 2011, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. Although Moody’s maintains a ‘stable’ outlook for VF, Standard & Poor’s recently issued a ‘negative outlook’ as a result of VF’s announcement of its intent to acquire Timberland. Standard & Poor’s outlook is subject to change pending a review of operating performance and credit metrics subsequent to consummation of the Timberland transaction. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, for the $600.0 million of senior notes issued in 2007, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.
Investing activities in the first six months of 2011 included the Rock and Republic® trademarks acquisition and capital spending, primarily related to the opening of new stores and distribution network costs. Capital spending could reach $225 million for the full year 2011, reflecting the need for office and distribution space for the expanding international and domestic outdoor businesses as well as an accelerated retail store opening plan. This spending will be funded by operating cash flows.
During the first six months of 2011, VF repurchased 54,999 of its own shares at a cost of $5.2 million (average price of $93.93 per share). VF repurchased 4.0 million shares at a cost of $317.9 million (average price of $79.38 per share) in the first half of 2010. The shares repurchased in the first six months of 2011, and 56,792 of the shares repurchased in the first six months of 2010, were in connection with VF’s deferred compensation plans. The total remaining authorization for share repurchase approved by the VF Board of Directors is 6.5 million shares as of the end of June 2011. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.
Management’s Discussion and Analysis in the 2010 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2010 that would require the use of funds. Since the filing of the 2010 Form 10-K, there have been no material changes, except as noted below, relating to VF’s contractual obligations and commercial commitments that will require the use of funds:
•	Inventory purchase obligations representing binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $430 million at the end of June 2011 due to the seasonality of VF’s businesses.

•	Minimum royalty and other commitments decreased by approximately $40 million at the end of June 2011 due to payments made under the agreements.

•	A definitive merger agreement to acquire 100% of the outstanding shares of The Timberland Company for approximately $2.3 billion, subject to satisfaction of customary closing conditions.

Management believes that VF’s cash balances and funds provided by operating activities, as well as unused bank credit lines, additional borrowing capacity and access to debt and equity markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain its dividend payout policy and (iii) flexibility to meet investment opportunities that may arise.
Critical Accounting Policies and Estimates
Management has chosen accounting policies that it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles (“GAAP”) in the United States. Accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the 2010 Form 10-K.
The application of these accounting policies requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions and may retain outside consultants to assist in the evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the 2010 Form 10-K. There have been no material changes in these policies, except as disclosed in Note B to the Consolidated Financial Statements.
Cautionary Statement on Forward-Looking Statements
From time to time, VF may make oral or written statements, including statements in this Quarterly Report that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance, and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements.
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include the overall level of consumer spending for apparel; the level of consumer confidence; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; changing fashion trends and consumer demand; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s ability to successfully integrate and grow acquisitions; VF’s ability to maintain the strength and security of its information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the 2010 Form 10-K.

Item 4 — Controls and Procedures
Disclosure controls and procedures:
Under the supervision of the Chief Executive Officer and Chief Financial Officer, a Disclosure Committee comprising various members of management has evaluated the effectiveness of the disclosure controls and procedures at VF and its subsidiaries as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of the Evaluation Date that such controls and procedures were effective.
Changes in internal control over financial reporting:
There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.
Part II — Other Information
Item 1A — Risk Factors
     The anticipated benefits of the pending acquisition may not be fully realized and may take longer to realize than expected.
On June 12, 2011, we entered a definitive agreement to acquire The Timberland Company. The pending acquisition will involve the integration of Timberland’s operations with our existing operations. There are uncertainties in such integration. Our ability to integrate the operations of Timberland successfully will depend on our ability to devote management attention and resources. Completing the integration process may be more expensive than anticipated, and we cannot assure you that we will be able to effect the integration of Timberland’s operations smoothly or efficiently or that the anticipated benefits of the acquisition will be achieved. Although the Timberland business will generally be subject to risks similar to those to which we are subject in existing businesses, we may not have discovered during the due diligence process, and we may not discover prior to closing, all known and unknown factors regarding Timberland that could produce unexpected consequences for us. Undiscovered factors may result in our incurring financial liabilities, which could be material, and in our not achieving the expected benefits from the pending acquisition within our desired time frames, if at all.
There have been no other material changes to the risk factors from those disclosed in the 2010 Form 10-K.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer purchases of equity securities:

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Second Quarter 2011	Purchased	per Share	Programs	Program (1)
April 3 — April 30, 2011	11,000	$99.97	11,000	6,527,815
May 1 — May 28, 2011	5,479	102.33	5,479	6,522,336
May 29 — July 2, 2011	10,390	101.34	10,390	6,511,946

Total	26,869		26,869

(1)	During the quarter, 26,869 shares of Common Stock were purchased in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases — considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.
Item 6 — Exhibits

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)
	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: August 10, 2011	By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President — Controller (Chief Accounting Officer)