Form 10-Q
period 2011-10-01
V F CORP
filed 2011-11-10
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

On October 29, 2011, there were 110,362,801 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	September 2011	December 2010	September 2010
ASSETS

Current Assets
Cash and equivalents	$337,391	$792,239	$402,863
Accounts receivable, less allowance for doubtful accounts of:	1,547,741	773,083	1,098,858
Sept. 2011 - $57,279; Dec. 2010 - $44,599; Sept. 2010 - $60,608

Inventories:
Finished products	1,513,801	843,230	994,076
Work in process	89,261	78,226	77,920
Materials and supplies	174,840	149,238	139,311

	1,777,902	1,070,694	1,211,307

Other current assets	279,358	190,044	171,666

Total current assets	3,942,392	2,826,060	2,884,694

Property, Plant and Equipment	1,787,668	1,663,299	1,639,271
Less accumulated depreciation	1,082,733	1,060,391	1,041,097

	704,935	602,908	598,174

Intangible Assets	2,978,238	1,490,925	1,515,261

Goodwill	2,077,701	1,166,638	1,370,262

Other Assets	415,782	371,025	322,725

	$10,119,048	$6,457,556	$6,691,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$1,145,845	$36,576	$49,022
Current portion of long-term debt	2,709	2,737	2,751
Accounts payable	666,845	510,998	482,082
Accrued liabilities	849,165	559,164	623,425

Total current liabilities	2,664,564	1,109,475	1,157,280

Long-term Debt	1,832,412	935,882	936,511

Other Liabilities	1,162,173	550,880	659,016

Commitments and Contingencies

Stockholders’ Equity
Common stock, stated value $1; shares authorized, 300,000,000; shares outstanding:	110,081	107,938	108,144
Sept. 2011 - 110,081,241; Dec. 2010 - 107,938,105; Sept. 2010 - 108,144,163
Additional paid-in capital	2,280,544	2,081,367	2,002,160
Accumulated other comprehensive income (loss)	(279,966)	(268,594)	(229,199)
Retained earnings	2,348,152	1,940,508	2,057,965

Total equity attributable to VF Corporation	4,458,811	3,861,219	3,939,070

Noncontrolling interests	1,088	100	(761)

Total stockholders’ equity	4,459,899	3,861,319	3,938,309

	$10,119,048	$6,457,556	$6,691,116

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2011	2010	2011	2010
Net Sales	$2,727,704	$2,213,151	$6,486,046	$5,520,184
Royalty Income	22,367	19,216	62,947	56,166

Total Revenues	2,750,071	2,232,367	6,548,993	5,576,350

Costs and Operating Expenses
Cost of goods sold	1,504,982	1,195,379	3,533,429	2,970,084
Marketing, administrative and general expenses	814,971	682,443	2,122,132	1,858,937

	2,319,953	1,877,822	5,655,561	4,829,021

Operating Income	430,118	354,545	893,432	747,329

Other Income (Expense)
Interest income	1,371	610	3,847	1,600
Interest expense	(20,671)	(20,557)	(52,573)	(61,550)
Miscellaneous, net	(6,473)	599	(11,139)	8,945

	(25,773)	(19,348)	(59,865)	(51,005)

Income Before Income Taxes	404,345	335,197	833,567	696,324

Income Taxes	102,933	91,943	201,168	178,121

Net Income	301,412	243,254	632,399	518,203

Net (Income) Loss Attributable to Noncontrolling Interests	(712)	(467)	(1,628)	(1,065)

Net Income Attributable to VF Corporation	$300,700	$242,787	$630,771	$517,138

Earnings Per Common Share Attributable to VF Corporation Common Stockholders
Basic	$2.74	$2.25	$5.79	$4.74
Diluted	2.69	2.22	5.69	4.68

Cash Dividends Per Common Share	$0.63	$0.60	$1.89	$1.80

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September		Nine Months Ended September
	2011	2010	2011	2010

Net Income	$301,412	$243,254	$632,399	$518,203

Other Comprehensive Income (Loss):
Foreign currency translation
Gains (losses) arising during the period	(121,686)	125,026	8,592	(54,401)
Less income tax effect	25,434	(19,473)	1,605	12,016
Reclassification to net income for (gains) losses realized	—	—	(11,995)	—
Less income tax effect	—	—	4,134	—
Defined benefit pension plans
Amortization of net deferred actuarial loss	10,783	11,381	32,326	34,132
Amortization of prior service cost	863	987	2,590	2,961
Less income tax effect	(4,775)	(5,387)	(13,541)	(14,011)
Derivative financial instruments
Gains (losses) arising during the period	(25,218)	(36,261)	(59,770)	254
Less income tax effect	9,716	13,969	23,028	(99)
Reclassification to net income for (gains) losses realized	12,321	(8,241)	9,704	(518)
Less income tax effect	(4,747)	3,176	(3,737)	200
Marketable securities
Gains (losses) arising during the period	(2,863)	—	(4,903)	(408)
Less income tax effect	4	417	—	417
Reclassification to net income for (gains) losses recognized	(15)	—	832	—
Less income tax effect	—	—	(237)	—

Other comprehensive income (loss)	(100,183)	85,594	(11,372)	(19,457)

Foreign currency translation gains (losses) attributable to noncontrolling interests	(458)	(137)	(229)	40

Other comprehensive income (loss) including noncontrolling interests	(100,641)	85,457	(11,601)	(19,417)

Comprehensive Income	200,771	328,711	620,798	498,786

Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(254)	(330)	(1,399)	(1,105)

Comprehensive Income Attributable to VF Corporation	$200,517	$328,381	$619,399	$497,681

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September
	2011	2010
Operating Activities
Net income	$632,399	$518,203
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	85,398	81,618
Amortization of intangible assets	29,092	29,621
Other amortization	17,554	12,141
Stock-based compensation	54,247	47,591
Pension funding under (over) expense	32,153	39,637
Other, net	(83,439)	54,647
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(573,511)	(332,006)
Inventories	(328,330)	(249,593)
Other current assets	44,109	(6,584)
Accounts payable	(19,681)	110,382
Accrued compensation	1,257	24,675
Accrued income taxes	26,576	(1,890)
Accrued liabilities	39,238	116,654
Other assets and liabilities	14,105	3,528

Cash provided (used) by operating activities	(28,833)	448,624

Investing Activities
Capital expenditures	(98,173)	(73,592)
Business acquisitions, net of cash acquired	(2,207,065)	(38,446)
Trademarks acquisition	(56,598)	—
Software purchases	(14,836)	(5,825)
Other, net	(3,280)	(6,842)

Cash used by investing activities	(2,379,952)	(124,705)

Financing Activities
Net increase in short-term borrowings	1,127,805	1,794
Payments on long-term debt	(1,932)	(202,384)
Proceeds from long-term debt	898,450	—
Payments of debt issuance costs	(5,969)	—
Purchase of Common Stock	(6,941)	(322,206)
Cash dividends paid	(206,277)	(195,999)
Proceeds from issuance of Common Stock, net	109,671	80,680
Tax benefits of stock option exercises	22,037	3,280
Acquisition of remaining noncontrolling interest	(108)	—

Cash provided (used) by financing activities	1,936,736	(634,835)

Effect of Foreign Currency Rate Changes on Cash and Equivalents	17,201	(17,770)

Net Change in Cash and Equivalents	(454,848)	(328,686)

Cash and Equivalents - Beginning of Year	792,239	731,549

Cash and Equivalents - End of Period	$337,391	$402,863

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	VF Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
Balance, December 2009	$110,285	$1,864,499	$(209,742)	$2,050,109	$(1,866)
Net income	—	—	—	571,362	2,150
Dividends on Common Stock	—	—	—	(264,281)	—
Purchase of treasury stock	(5,023)	—	—	(401,925)	—
Stock compensation plans, net	2,815	216,868	—	(4,072)	—
Common Stock held in trust for deferred compensation plans	(139)	—	—	(10,685)	—
Distributions to noncontrolling interests	—	—	—	—	(240)
Foreign currency translation	—	—	(65,398)	—	56
Defined benefit pension plans	—	—	(155)	—	—
Derivative financial instruments	—	—	4,464	—	—
Marketable securities	—	—	2,237	—	—

Balance, December 2010	107,938	2,081,367	(268,594)	1,940,508	100
Net income	—	—	—	630,771	1,628
Dividends on Common Stock	—	—	—	(206,277)	—
Purchase of treasury stock	—	—	—	—	—
Stock compensation plans, net	2,202	199,040	—	(11,297)	—
Common Stock held in trust for deferred compensation plans	(59)	—	—	(5,553)	—
Acquisition of remaining noncontrolling interest	—	137	—	—	(411)
Foreign currency translation	—	—	2,336	—	(229)
Defined benefit pension plans	—	—	21,375	—	—
Derivative financial instruments	—	—	(30,775)	—	—
Marketable securities	—	—	(4,308)	—	—

Balance, September 2011	$110,081	$2,280,544	$(279,966)	$2,348,152	$1,088

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Basis of Presentation

VF Corporation (and its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended September 2011, December 2010 and September 2010 relate to the fiscal periods ended on October 1, 2011, January 1, 2011 and October 2, 2010, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2010 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended September 2011 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2010 (“2010 Form 10-K”).

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

The effect of retrospectively applying this change in accounting principle on previously reported financial statements was not material and therefore those periods have not been restated. The impact of recording this change in the Consolidated Statement of Income for the nine months ended September 2011 was as follows:

$(8,027)
In thousands except per share amounts	Increase (Decrease)
Cost of goods sold	$(8,027)
Income before income taxes	8,027
Income tax expense	3,160
Net Income attributable to VF Corporation	4,867

Basic earnings per common share attributable to
VF Corporation common stockholders	$0.04
Diluted earnings per common share attributable to
VF Corporation common stockholders	0.04

The impact of recording this change in the Consolidated Balance Sheet as of January 2, 2011 was as follows:

$(8,027)
In thousands	Increase
Inventories	$8,027
Accrued liabilities	3,160
Retained earnings	4,867

The impact of continuing to account for inventory on a LIFO instead of FIFO basis, had VF not made this change in accounting principle, would not have been material to the financial position, results of operations, cash flows and earnings per common share attributable to VF Corporation common stockholders for the three or nine months ended September 2011.

Note C — Acquisitions

On September 13, 2011, VF acquired 100% of the outstanding shares of The Timberland Company (“Timberland”) for $2.3 billion in cash. The purchase price was funded by the issuance of $900 million of term debt, together with available cash on hand and short term borrowings.

Timberland is a global footwear and apparel company based in New Hampshire whose primary brands are Timberland® and Smartwool®. Timberland contributed $163.6 million of revenues and $7.9 million of earnings in the third quarter of 2011. In addition, VF incurred $26.6 million and $30.3 million of acquisition-related expenses during the third quarter and first nine months of 2011, respectively. The results of Timberland have been included in VF’s consolidated financial statements since the date of acquisition and are reported as part of the Outdoor & Action Sports Coalition.

This acquisition strengthens VF’s position within the outdoor industry by adding two strong, global, and authentic brands with significant momentum and growth opportunities. Factors that contributed to recognition of goodwill for the acquisition included (1) expected growth rates and profitability of Timberland, (2) the opportunity to leverage VF’s skills to achieve higher growth in sales, income and cash flows of the business and (3) expected synergies with existing VF business units. Goodwill resulting from this transaction is not tax deductible and has been assigned to the Outdoor & Action Sports Coalition.

The Timberland® and Smartwool® trademarks and tradenames, which management believes have indefinite lives, have been preliminarily valued at $1,274.1 million. Amortizable intangible assets have been assigned preliminary values of $174.4 million for customer relationships, $5.8 million for distributor agreements and $4.5 million for license agreements. Customer relationships are being amortized using an accelerated method over 20 years. Distributor agreements and license agreements are being amortized on a straight-line basis over ten and five years, respectively.

The Timberland acquisition occurred late in the third quarter, and VF is still in the process of valuing the assets acquired and liabilities assumed. The allocation of the purchase price is preliminary and subject to change. Accordingly, adjustments may be made to the values of the acquired assets and liabilities as additional information is obtained about the facts and circumstances that existed at the valuation date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In thousands
Cash and equivalents	$92,442
Inventory	390,183
Other current assets	311,725
Property, plant and equipment	84,111
Intangible assets	1,458,800
Other assets	33,582

Total assets acquired	2,370,843

Current liabilities	351,522
Other liabilities, primarily deferred income taxes	633,379

Total liabilities assumed	984,901

Net assets acquired	1,385,942
Goodwill	913,565

Purchase price	$2,299,507

Unaudited pro forma results of operations for VF are presented below assuming that the 2011 acquisition of Timberland had occurred at the beginning of 2010.

	Third Quarter		Nine Months
In thousands, except per share amount	2011*	2010	2011*	2010
Total Revenues	$3,113,686	$2,664,711	$7,501,739	$6,514,690
Net Income attributable to VF Corporation	221,915	286,937	535,483	550,288
Earnings per common share
Basic	$2.02	$2.66	$4.91	$5.04
Diluted	1.99	2.63	4.83	4.98

*	Pro forma operating results for 2011 include expenses totaling $96.2 million for acceleration of vesting for all unvested stock-based compensation awards, including tax gross-up payments required under employment agreements with certain Timberland executives.

Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been effected at the date indicated, nor is it necessarily indicative of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.

Information on Timberland’s historical filings with the Securities and Exchange Commission can be located at www.sec.gov.

On September 30, 2011, VF acquired the remaining noncontrolling interest in Napapijri Japan Ltd.

On March 30, 2011, VF acquired the trademarks and related intellectual property of Rock and Republic Enterprises, Inc. for $56.5 million, plus expenses. VF has accounted for this transaction as an asset acquisition and recorded the purchase price as an indefinite-lived intangible asset. Rock and Republic® jeanswear and related products will be offered in the United States through an exclusive wholesale distribution and licensing arrangement with Kohl’s Department Stores. Operating results will be reported as part of the Jeanswear Coalition.

Note D — Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the end of September 2011, December 2010 and September 2010, accounts receivable in the Consolidated Balance Sheets had been reduced by $133.9 million, $112.3 million and $118.5 million, respectively, related to balances sold under this program. During the first nine months of 2011, VF sold $867.3 million of accounts receivable at their stated amounts, less a funding fee of $1.5 million, which was recorded in Miscellaneous Expense. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note E — Intangible Assets

		September 2011			December 2010
	Weighted	Gross		Net	Net
	Average	Carrying	Accumulated	Carrying	Carrying
Dollars in thousands	Life	Amount	Amortization	Amount	Amount
Amortizable intangible assets:
Customer relationships	19	$618,767	$128,350	$490,417	$337,307
License agreements	24	184,105	58,570	125,535	127,741
Trademarks and other	9	16,969	6,772	10,197	4,670

Amortizable intangible assets, net				626,149	469,718

Indefinite-lived intangible assets:
Trademarks and tradenames				2,352,089	1,021,207

Intangible assets, net				$2,978,238	$1,490,925

Intangible assets are amortized using the following methods: customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — straight-line method.

Intangible assets increased from December 2010 due to the Rock and Republic® trademarks acquisition in the first quarter of 2011 and the Timberland acquisition in the third quarter of 2011 as discussed in Note C.

Amortization of intangible assets for the third quarter and first nine months of 2011 was $9.9 million and $29.1 million, respectively, and is expected to be $41.5 million for the year ended 2011. Estimated amortization expense for the years ending 2012 through 2015 is $47.0 million, $45.0 million, $43.7 million and $42.2 million, respectively.

Note F — Goodwill

	Outdoor &				Contemporary
In thousands	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
Balances, December 2010	$574,747	$235,513	$56,703	$157,314	$142,361	$1,166,638
2011 acquisition	913,565	—	—	—	—	913,565
Currency translation	(84)	(2,418)	—	—	—	(2,502)

Balances, September 2011	$1,488,228	$233,095	$56,703	$157,314	$142,361	$2,077,701

Balances at December 2010 are net of cumulative impairment charges recorded as follows: Outdoor & Action Sports — $43.4 million, Sportswear — $58.5 million and Contemporary Brands — $195.2 million.

Note G — Pension Plans

VF’s pension cost was composed of the following components:

	Three Months		Nine Months
	Ended September		Ended September
In thousands	2011	2010	2011	2010
Service cost – benefits earned during the year	$5,322	$4,076	$15,776	$12,236
Interest cost on projected benefit obligations	19,730	19,116	59,173	57,340
Expected return on plan assets	(22,432)	(19,183)	(67,290)	(57,538)
Amortization of:
Net deferred actuarial loss	10,783	11,381	32,326	34,132
Prior service cost	863	987	2,590	2,961

Net periodic pension cost	$14,266	$16,377	$42,575	$49,131

During the first nine months of 2011, VF contributed $10.2 million to its defined benefit pension plans. VF currently anticipates making $2.1 million of additional contributions during the remainder of 2011.

Note H — Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months		Nine Months
	Ended September		Ended September
In thousands	2011	2010	2011	2010
Coalition revenues:
Outdoor & Action Sports	$1,436,832	$1,045,111	$2,942,975	$2,308,120
Jeanswear	727,595	671,023	2,020,205	1,849,104
Imagewear	277,564	243,075	768,446	675,598
Sportswear	151,826	129,011	383,992	340,262
Contemporary Brands	126,182	113,303	356,201	323,475
Other	30,072	30,844	77,174	79,791

Total coalition revenues	$2,750,071	$2,232,367	$6,548,993	$5,576,350

Coalition profit:
Outdoor & Action Sports	$320,876	$247,832	$554,253	$456,383
Jeanswear	109,691	118,490	327,182	320,039
Imagewear	39,728	32,719	116,897	81,551
Sportswear	18,294	13,789	37,382	30,697
Contemporary Brands	8,076	5,200	28,449	21,866
Other	7	170	(2,003)	(1,065)

Total coalition profit	496,672	418,200	1,062,160	909,471

Corporate and other expenses	(73,027)	(63,056)	(179,867)	(153,197)
Interest, net	(19,300)	(19,947)	(48,726)	(59,950)

Income before income taxes	$404,345	$335,197	$833,567	$696,324

Timberland has been reported in the Outdoor & Action Sports Coalition.

Note I — Capital and Accumulated Other Comprehensive Income (Loss)

Common stock outstanding is net of shares held in treasury and, in substance, retired. There were 19,286,190 treasury shares at September 2011, 19,099,644 at December 2010 and 17,910,533 at September 2010. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 235,011 shares of VF Common Stock at September 2011, 246,860 shares at December 2010 and 246,410 shares at September 2010 were held in connection with deferred compensation plans. These shares, having a cost of $10.2 million, $10.7 million and $10.6 million at the respective dates, are treated as treasury shares for financial reporting purposes.

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

	September	December	September
In thousands	2011	2010	2010
Foreign currency translation	$(3,391)	$(5,727)	$17,286
Defined benefit pension plans	(244,750)	(266,125)	(242,888)
Derivative financial instruments	(32,491)	(1,716)	(6,343)
Marketable securities	666	4,974	2,746

Accumulated other comprehensive income (loss)	$(279,966)	$(268,594)	$(229,199)

Note J — Stock-based Compensation

During the first nine months of 2011, VF granted options to purchase 945,712 shares of Common Stock at a weighted average exercise price of $96.06, equal to the market value of VF Common Stock on the option grant date. The options vest in equal annual installments, generally over a three year period. The fair value of these options was estimated using a lattice valuation model, with the following assumptions: expected volatility ranging from 27% to 38%, with a weighted average of 34%; expected term of 5.6 to 7.5 years; expected dividend yield of 3.1%; and a risk-free interest rate ranging from 0.2% at nine months to 3.5% at 10 years. The resulting weighted average fair value of these options at the grant date was $25.12 per option.

Also during the first nine months of 2011, VF granted 247,008 performance-based restricted stock units that generally entitle the recipients to receive shares of VF Common Stock at the end of a three year performance period. The actual number of shares that will be earned, if any, will be based on VF’s performance over that period. The weighted average fair value of VF’s Common Stock at the date the units were granted was $95.74 per share.

VF also granted, during the first nine months of 2011, 32,000 shares of restricted VF Common Stock and 44,000 restricted stock units with weighted average fair values at the grant date of $97.22 and $103.88 per share, respectively. These shares and units will vest in 2015, assuming the grantees remain employed through the vesting date.

Note K — Income Taxes

The effective income tax rate was 25.6% in the first nine months of 2010, compared with 24.1% in the first nine months of 2011. The tax rates in both periods were lowered by discrete items. The first nine months of 2010 included a $13.0 million income tax benefit related to refund claims in a foreign jurisdiction. The first nine months of 2011 included $6.0 million in net tax benefits related to settlements of prior years’ tax audits and prior years’ tax fillings, $2.8 million of tax benefits related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations and $16.8 million in income tax benefits related to the release of valuation allowances in foreign jurisdictions due to improved profitability in the respective jurisdictions. In addition, the tax rate in the first nine months of 2011 benefited from a higher percentage of income in lower tax rate jurisdictions compared with the 2010 period. The effective tax rate for the full year 2010 was 23.6% (24.9% on earnings before the goodwill and intangible asset impairment charge).

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

During the first nine months of 2011, the amount of unrecognized tax benefits and associated interest increased by $14.4 million to $72.0 million. This increase included the addition of $26.6 million unrecognized tax benefits and associated interest from the Timberland acquisition, which was partially offset by VF’s audit settlements and other net reductions of $12.2 million. Of the $12.2 million net decrease, $5.4 million favorably impacted income tax expense. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $13.3 million related to the completion of audits and other settlements with tax authorities and the expiration of statutes of limitations. Of the $13.3 million, $10.1 million would reduce income tax expense.

Note L — Earnings Per Share

	Three Months		Nine Months
	Ended September		Ended September
In thousands, except per share amounts	2011	2010	2011	2010
Earnings per share – basic:
Net income	$301,412	$243,254	$632,399	$518,203
Net income (loss) attributable to noncontrolling interests	(712)	(467)	(1,628)	(1,065)

Net income attributable to VF Corporation	$300,700	$242,787	$630,771	$517,138

Weighted average Common Stock outstanding	109,643	107,881	108,982	109,093

Earnings per common share attributable to VF Corporation common stockholders	$2.74	$2.25	$5.79	$4.74

Earnings per common share – diluted:
Net income attributable to VF Corporation	$300,700	$242,787	$630,771	$517,138

Weighted average Common Stock outstanding	109,643	107,881	108,982	109,093
Incremental shares from stock options and other dilutive securities	1,939	1,309	1,847	1,399

Adjusted weighted average Common Stock outstanding	111,582	109,190	110,829	110,492

Earnings per common share attributable to VF Corporation common stockholders	$2.69	$2.22	$5.69	$4.68

Outstanding options to purchase approximately 20,000 and 600,000 shares of Common Stock for the three and nine months ended September 2011, respectively, and outstanding options to purchase 2.4 million shares and 2.5 million shares of Common Stock for the three and nine months ended September 2010, respectively, were excluded from the computations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, approximately 300,000 performance-based restricted stock units were excluded from the computation of diluted earnings per share for each of the three and nine month periods ended September 2011 and 2010 because these units have not been earned yet in accordance with the vesting conditions of the plan.

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

The following table summarizes the classes of financial assets and financial liabilities measured and recorded at fair value on a recurring basis:

		Fair Value Using:
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 2011
Financial assets:
Cash equivalents:
Money market funds	$19,099	$19,099	$—	$—
Time deposits	106,876	106,876	—	—
Derivative instruments	31,374	—	31,374	—
Investment securities	168,602	136,569	32,033	—
Other marketable securities	5,662	5,662	—	—

Financial liabilities:
Derivative instruments	24,609	—	24,609	—
Deferred compensation	211,931	—	211,931	—

December 2010
Financial assets:
Cash equivalents:
Money market funds	$437,229	$437,229	$—	$—
Time deposits	93,254	93,254	—	—
Derivative instruments	18,568	—	18,568	—
Investment securities	182,673	147,380	35,293	—
Other marketable securities	12,388	12,388	—	—

Financial liabilities:
Derivative instruments	28,815	—	28,815	—
Deferred compensation	212,011	—	212,011	—

All other financial assets and financial liabilities are carried at cost, which may differ from fair value. At September 2011 and December 2010, the carrying values of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair values. At September 2011 and December 2010, the carrying value of VF’s long-term debt, including the current portion, was $1,835.1 million and $938.6 million, respectively, compared with fair value of $2,003.0 million and $1,025.1 million at those dates. Fair value for long-term debt was estimated based on quoted market prices or values of comparable borrowings.

Note N — Derivative Financial Instruments and Hedging Activities

Summary of derivative instruments — All of VF’s outstanding derivative instruments are forward exchange contracts. Most derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, but a limited number of derivative contracts are undesignated economic hedges of assets and liabilities. Additionally, derivative instruments that are cash flow hedges of forecasted cash receipts are dedesignated as hedges near the end of their term and do not qualify for hedge accounting after the date of dedesignation. The notional amounts of outstanding derivative contracts at September 2011, December 2010 and September 2010 totaled $1.4 billion, $1.1 billion and $1.5 billion, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Mexican peso, Polish zloty and Canadian dollar. Derivative contracts have maturities up to 20 months. The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	September 2011	December 2010	September 2010	September 2011	December 2010	September 2010
Foreign exchange contracts designated as hedging instruments	$29,073	$18,389	$18,738	$24,231	$27,916	$54,264

Foreign exchange contracts dedesignated as hedging instruments	2,220	179	1,211	201	899	575

Foreign exchange contracts not designated as hedging instruments	81	—	—	177	—	—

Total derivatives	$31,374	$18,568	$19,949	$24,609	$28,815	$54,839

Outstanding derivatives have been included in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	September	December	September
	2011	2010	2010
Other current assets	$26,100	$15,296	$15,786
Accrued current liabilities	(18,260)	(25,440)	(45,431)
Other assets (noncurrent)	5,274	3,272	4,163
Other liabilities (noncurrent)	(6,349)	(3,375)	(9,408)

Fair value hedges — VF enters into derivative contracts to hedge intercompany loans between a domestic company and a foreign subsidiary or between two foreign subsidiaries having different functional currencies. VF’s Consolidated Statements of Income include the following effects related to fair value hedging:

In thousands Fair Value Hedging Relationships	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income		Hedged Items in Fair Value Hedge Relationships	Location of Gain (Loss) Recognized on Related Hedged Items	Gain (Loss) on Related Hedged Items Recognized in Income
		Three Months	Nine Months			Three Months	Nine Months
Periods ended September 2011
Foreign exchange	Miscellaneous income (expense)	$6,716	$1,669	Advances – intercompany	Miscellaneous income (expense)	$(6,606)	$(2,807)

Periods ended September 2010
Foreign exchange	Miscellaneous income (expense)	$(2,222)	$20,862	Advances – intercompany	Miscellaneous income (expense)	$1,755	$(21,246)

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

The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income

	Three Months	Nine Months		Three Months	Nine Months
Periods ended September 2011
Foreign exchange	$23,048	$(11,504)	Net sales	$3,034	$4,265
			Cost of goods sold	(10,293)	(5,489)
			Miscellaneous income (expense)	(3,484)	(7,020)
Interest rate	(48,266)	(48,266)	Interest expense	(1,578)	(1,520)

Total	$(25,218)	$(59,770)		$(12,321)	$(9,764)

Periods ended September 2010
Foreign exchange	$(36,261)	$254	Net sales	$432	$(832)
			Cost of goods sold	8,186	2,473
			Miscellaneous income (expense)	(406)	(1,210)
Interest rate	—	—	Interest expense	29	87

Total	$(36,261)	$254		$8,241	$518

Net investment hedges — In limited instances, VF may choose to hedge the risk of changes in its investment in foreign subsidiaries. Changes in the fair value of derivatives designated as net investment hedges, except for any ineffective portion, are reported as a component of OCI and deferred in Accumulated OCI, along with the foreign currency translation adjustments on that investment. Upon settlement of net investment hedges, cash flows are classified in investing activities in the Consolidated Statements of Cash Flows. The effects of net investment hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income were not material for the three and nine month periods ended September 2011 or September 2010.

There were no significant amounts recognized in earnings related to ineffective hedging during the three or nine month periods ended September 2011 or September 2010.

At September 2011, Accumulated OCI included $10.4 million of net deferred pretax losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts reclassified to earnings will depend on exchange rates when the outstanding derivative contracts are settled.

In addition, VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt and the realized gain or loss was deferred in Accumulated OCI. The remaining pretax deferred net loss in Accumulated OCI was $44.1 million at September 2011, which will be reclassified into the statement of income over the remaining terms of the associated debt instruments.

Derivative contracts not designated as hedges — As previously noted, cash flow hedges of certain forecasted cash receipts are dedesignated as hedges when the sales are recognized. At that time, hedge accounting is no longer applied and the amount of unrealized hedging gain or loss is recognized in net sales. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During the period that hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized directly in earnings.

In addition, forward contracts are used as undesignated economic hedges of assets and liabilities. Those contracts are recorded at fair value in the balance sheet, with changes in fair value recognized in earnings immediately. The gains or losses related to the derivative contracts largely offset the remeasurement of those assets and liabilities.

For the three and nine months ended September 2011 and September 2010, VF recorded net losses of less than $1 million in Miscellaneous Income (Expense) for derivatives not designated as hedging instruments, effectively offsetting the net remeasurement gains on the related assets and liabilities.

Note O — Recently Issued Accounting Standards

In May 2011, the FASB issued an update to their authoritative guidance regarding fair value measurements and related disclosures. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for the use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective in the first quarter of fiscal 2012, and will be applied on a prospective basis. VF is currently evaluating the impact of this update on the financial statements and disclosures.

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

In September 2011, the FASB issued an update to their authoritative guidance regarding goodwill impairment testing. The amendment is intended to reduce the complexity of testing by allowing companies to assess qualitative factors to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. This guidance will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. VF is currently evaluating this guidance but does not expect that the adoption of this guidance will have a material effect on the financial statements.

Note P — Subsequent Event

VF’s Board of Directors declared a quarterly cash dividend of $0.72 per share, payable on December 19, 2011 to shareholders of record on December 9, 2011.

On November 2, 2011, VF acquired the remaining 40% ownership interest of VF Arvind Brands Private Limited for $52.4 million.

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highlights of the Third Quarter of 2011

•

On September 13, 2011, VF acquired The Timberland Company (“Timberland”) for $2.3 billion. This acquisition is the largest in VF’s history and added the Timberland® and Smartwool® brands to VF’s portfolio.

•	Revenues grew to $2,750.1 million, an increase of 23% from the 2010 quarter, comprised of 16% organic growth and 7% from the addition of Timberland’s revenues.

•	International revenues rose 44% over the 2010 quarter, of which 15% is due to the Timberland acquisition. International revenues represented 38% of Total Revenues in the quarter.

•	Business in Asia continued its rapid growth, with revenues up 64% in the quarter. Excluding Timberland, revenues increased 49% in Asia.

•

Direct-to-consumer business grew 21% in the quarter, of which 6% relates to the Timberland acquisition. The remaining 15% increase was driven by new store openings, a 45% increase in e-commerce revenues and comp store revenue growth. The direct-to-consumer businesses of The North Face®, Vans®, 7 for All Mankind® and Kipling® each achieved double-digit revenue growth in the quarter.

•	Earnings per share increased by 21% to $2.69 from $2.22 in the 2010 quarter, with the Timberland acquisition contributing $0.07 per share. (All per share amounts are presented on a diluted basis.)

•	In October 2011, the Board of Directors raised the quarterly cash dividend by 14% to $0.72 per share.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in Total Revenues from the comparable periods in 2010:

In millions	Third Quarter 2011 Compared with 2010	Nine Months 2011 Compared with 2010
Total revenues – 2010	$2,232.4	$5,576.4
Organic growth	298.1	698.3
Acquisition in current year	163.6	163.6
Acquisition in prior year (to anniversary date)	—	5.4
Impact of foreign currency translation	56.0	105.3

Total revenues – 2011	$2,750.1	$6,549.0

Revenue growth in the third quarter and first nine months of 2011 was led by increases of 37% and 28%, respectively, in the Outdoor & Action Sports coalition, driven by organic growth and the Timberland acquisition. The Imagewear, Sportswear and Contemporary Brands coalitions each had double-digit growth in the third quarter and first nine months of 2011 over the respective prior year periods. Jeanswear revenues grew 8% over the 2010 quarter and 9% over the first nine months of 2010. Additional details on revenues are provided in the section titled “Information by Business Segment.”

The impact of foreign currency translation is created when a foreign entity’s financial statements are translated from its functional currency into the U.S. dollar, VF’s reporting currency. A weaker U.S. dollar in relation to the functional currencies where VF conducts its international business (primarily in Europe/euro-based countries) positively impacted revenue comparisons by $56 million in the third quarter of 2011 and $105 million in the first nine months of 2011, compared with the respective 2010 periods. The weighted average translation rate for the euro was $1.41 for both the third quarter of 2011 and the first nine months of 2011, compared with $1.30 for the third quarter of 2010 and $1.32 for the first nine months of 2010. If the U.S. dollar remains at the exchange rate in effect at the end of September 2011 ($1.34 per euro), reported revenues for the fourth quarter of 2011 will be positively impacted compared with 2010.

The following table presents the percentage relationship to Total Revenues for components of the Consolidated Statements of Income:

	Third Quarter		Nine Months
	2011	2010	2011	2010
Gross margin (total revenues less cost of goods sold)	45.3%	46.5%	46.0%	46.7%
Marketing, administrative and general expenses	29.6	30.6	32.4	33.3

Operating income	15.6%	15.9%	13.6%	13.4%

The 1.2% decline in gross margin percentage in the third quarter of 2011, compared with the 2010 quarter, was driven by a 1.8% net impact from higher product costs that were not fully offset by pricing increases. This decline was partially offset by a greater percentage of revenues coming from higher gross margin businesses, including the Outdoor & Action Sports, international and direct-to-consumer businesses. The 0.7% decline in gross margin percentage in the first nine months of 2011, compared with the 2010 period, was driven by a 2.0% net impact from higher product costs that were not fully offset by pricing increases. This decrease was partially offset by a greater percentage of revenues coming from higher gross margin businesses. In addition, the ratio in the first nine months of 2011 benefited by (i) 0.2% from the gain on closure of a European jeanswear facility in the second quarter of 2011, (ii) 0.2% from restructuring expenses incurred during the first quarter of 2010 to reduce product costs that did not recur in 2011 and (iii) 0.1% due to the change in inventory accounting policy as discussed in Note B to the Consolidated Financial Statements.

The lower ratio of Marketing, Administrative and General Expenses as a percentage of Total Revenues in the third quarter and first nine months of 2011, compared to the 2010 periods, was driven by leverage of operating expenses on higher revenues. These improvements were partially offset by acquisition-related expenses for Timberland that increased the third quarter and first nine month ratios of 2011 by 1.0% and 0.5%, respectively.

Interest Expense increased $0.1 million in the third quarter of 2011 and declined $9.0 million in the first nine months of 2011, from the comparable periods in 2010. The decrease in the first nine months of 2011 was due primarily to lower interest rates, partially offset by current year borrowings to fund the Timberland acquisition. The weighted average interest rates on total outstanding debt were 5.3% and 6.7% for the first nine months of 2011 and 2010, respectively. Average interest-bearing debt outstanding totaled $1,247 million for the first nine months of 2011 and $1,188 million for the comparable period of 2010.

Miscellaneous Expense was $11.1 million in the first nine months of 2011, compared with Miscellaneous Income of $8.9 million for the comparable 2010 period. The first nine months of 2011 included higher foreign currency exchange losses than the 2010 period and the first nine months of 2010 included a $5.7 million gain from remeasuring VF’s previous 50% investment in the Vans Mexico joint venture upon acquiring the remaining 50% interest.

The effective income tax rate was 25.6% in the first nine months of 2010, compared with 24.1% in the first nine months of 2011. The tax rates in both periods were lowered by discrete items. The first nine months of 2010 included a $13.0 million income tax benefit related to refund claims in a foreign jurisdiction, representing a 1.9%

rate reduction in the first nine months of 2010. The first nine months of 2011 included $6.0 million in net tax benefits related to settlements of prior years’ tax audits and prior years’ tax filings, $2.8 million of tax benefits related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations and $16.8 million in income tax benefits related to the release of valuation allowances in foreign jurisdictions, together representing a reduction in the rate of 3.1%. In addition, the rate in the first nine months of 2011 benefited from a higher percentage of income in lower tax rate jurisdictions compared with the 2010 period.

The effective tax rate for the full year 2010 was 23.6% (24.9% on earnings before the goodwill and intangible asset impairment charge). The 2010 tax rate included favorable impacts of 2.7% from prior years’ refund claims, tax credits and expirations of statutes of limitations. The expected 2011 annual effective tax rate is approximately 25%. This projected 2011 rate includes the favorable impacts of discrete items in the first nine months of 2011 mentioned above, representing a reduction in the rate of approximately 2.1%. The 2011 full year tax rate is also expected to benefit from a higher percentage of earnings in lower tax rate jurisdictions compared with 2010.

Net Income Attributable to VF Corporation for the third quarter of 2011 increased to $300.7 million ($2.69 per share), compared with $242.8 million ($2.22 per share) in the 2010 quarter. Net Income Attributable to VF Corporation for the first nine months of 2011 increased to $630.8 million ($5.69 per share), compared with $517.1 million ($4.68 per share) in the first nine months of 2010. The increases in the third quarter and first nine months of 2011 resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below. In addition, the third quarter of 2011 benefited by $0.07 per share from the Timberland acquisition (which included $0.18 per share in acquisition-related expenses), and $0.10 per share from the impact of foreign currency translation. The first nine months of 2011 benefited by (i) $0.09 per share in restructuring expenses incurred in the first quarter of 2010 that did not recur in 2011, (ii) $0.07 per share from the gain on a facility closure, (iii) $0.04 per share from a change in inventory accounting, (iv) $0.05 per share from the Timberland acquisition (which included $0.20 per share in acquisition-related expenses) and (v) $0.14 per share from the impact of foreign currency translation. Earnings per share including Timberland, but excluding acquisition-related expenses, were $2.87 in the third quarter of 2011, an increase of 29% over the 2010 quarter, and $5.89 for the first nine months of 2011, a 26% increase over the prior year period.

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

The following tables present a summary of the changes in Total Revenues by coalition for the third quarter and first nine months of 2011 from the comparable periods in 2010:

	$0000.0	$0000.0	$0000.0	$0000.0	$0000.0	$0000.0	$0000.0
	Third Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Total revenues – 2010 period	$1,045.1	$671.0	$243.1	$129.0	$113.3	$30.9	$2,232.4
Organic growth	187.1	43.3	34.6	22.8	11.0	(0.7)	298.1
Acquisition in current year	163.6	—	—	—	—	—	163.6
Impact of foreign currency translation	41.0	13.3	(0.1)	—	1.9	(0.1)	56.0

Total revenues – 2011 period	$1,436.8	$727.6	$277.6	$151.8	$126.2	$30.1	$2,750.1

	$0,000.00	$0,000.00	$0,000.00	$0,000.00	$0,000.00	$0,000.00	$0,000.00
	Nine Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Total revenues – 2010 period	$2,308.1	$1,849.1	$675.6	$340.3	$323.5	$79.8	$5,576.4
Organic growth	395.1	141.8	92.5	43.7	27.8	(2.6)	698.3
Acquisition in current year	163.6	—	—	—	—	—	163.6
Acquisition in prior year (to anniversary date)	5.4	—	—	—	—	—	5.4
Impact of foreign currency translation	70.8	29.3	0.3	—	4.9	—	105.3

Total revenues – 2011 period	$2,943.0	$2,020.2	$768.4	$384.0	$356.2	$77.2	$6,549.0

The following tables present a summary of the changes in Coalition Profit for the third quarter and first nine months of 2011 from the comparable periods in 2010:

	$0,000.00	$0,000.00	$0,000.00	$0,000.00	$0,000.00	$0,000.00	$0,000.00
	Third Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition profit – 2010 period	$247.8	$118.5	$32.7	$13.8	$5.2	$0.2	$418.2
Organic growth	41.4	(10.9)	7.0	4.5	2.8	(0.2)	44.6
Acquisition in current year	21.7	—	—	—	—	—	21.7
Impact of foreign currency translation	10.0	2.1	—	—	0.1	—	12.2

Coalition profit – 2011 period	$320.9	$109.7	$39.7	$18.3	$8.1	$—	$496.7

	$0,000.00	$0,000.00	$0,000.00	$0,000.00	$0,000.00	$0,000.00	$0,000.00
	Nine Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition profit – 2010 period	$456.4	$320.0	$81.6	$30.7	$21.9	$(1.1)	$909.5
Organic growth	61.9	3.3	35.2	6.7	6.4	(1.0)	112.5
Acquisition in current year	21.7	—	—	—	—	—	21.7
Acquisition in prior year (to anniversary date)	0.6	—	—	—	—	—	0.6
Impact of foreign currency translation	13.7	3.9	0.1	—	0.1	0.1	17.9

Coalition profit – 2011 period	$554.3	$327.2	$116.9	$37.4	$28.4	$(2.0)	$1,062.2

The following section discusses the change in revenues and profitability by coalition:

Outdoor & Action Sports:

	Third Quarter			Nine Months
Dollars in millions	2011	2010	Percent Change	2011	2010	Percent Change
Coalition revenues	$1,436.8	$1,045.1	37.5%	$2,943.0	$2,308.1	27.5%
Coalition profit	320.9	247.8	29.5%	554.3	456.4	21.5%
Operating margin	22.3%	23.7%		18.8%	19.8%

Global Outdoor & Action Sports revenues increased 37% in the 2011 quarter, reflecting organic growth of 22% and $163.6 million of revenues from the addition of Timberland to this coalition. Outdoor & Action Sports revenues in the Americas increased 21% in the third quarter of 2011 (13% excluding Timberland) and international revenues rose 66% (38% excluding Timberland). Of the 38% increase in organic international revenues, 9% was attributable to foreign currency translation. Nearly all Outdoor & Action Sports brands achieved double-digit growth in the quarter, with the two largest brands — The North Face® and Vans® — achieving global revenue growth of 22% and 25%, respectively. In addition, revenues of the Kipling® and Napapijri® brands increased 30% and 23%, respectively. Coalition revenues in Asia increased 81% in the third quarter of 2011 (50% excluding Timberland). Direct-to-consumer revenues in this coalition rose 31% in the 2011 quarter (20% excluding Timberland), with increases of 29% and 18% in The North Face® and Vans® direct-to-consumer businesses, respectively. Direct-to-consumer revenue growth was driven by new store openings, comp store revenue growth and an expanding e-commerce business.

Global Outdoor & Action Sports revenues increased 28% in the first nine months of 2011, over the prior year period, reflecting 20% organic growth and 8% from the Timberland acquisition. Outdoor & Action Sports revenues in the Americas increased 17% in the first nine months of 2011 (13% excluding Timberland) and international revenues rose 46% (33% excluding Timberland). Of the 33% increase in organic international revenues, 7% was attributable to foreign currency translation. Revenues of nearly all brands within this coalition increased in the first nine months of 2011, compared with the prior year period, with The North Face®, Vans® and Kipling® posting increases of 21%, 22% and 32%, respectively. Coalition revenues in Asia increased 57% in the first nine months of 2011 (45% excluding Timberland). Direct-to-consumer revenues increased by 22% in the first nine months of 2011, compared with the prior year period.

Operating margin decreased in the third quarter and first nine months of 2011, compared with the prior year periods, due to (i) lower gross margins related to higher product costs, net of price increases and (ii) acquisition-related expenses for Timberland that negatively impacted the ratios by 1.2% and 0.6%, respectively. The declines in the 2011 ratios were partially offset by leverage of operating expenses on higher revenues, compared with the 2010 periods. Excluding Timberland and acquisition-related expenses, operating margin was 23.5% in the third quarter of 2011, compared with 23.7% in the third quarter of 2010, and 19.2% in the first nine months of 2011, compared with 19.8% in the prior year period.

Jeanswear:

	Third Quarter			Nine Months
Dollars in millions	2011	2010	Percent Change	2011	2010	Percent Change
Coalition revenues	$727.6	$671.0	8.4%	$2,020.2	$1,849.1	9.3%
Coalition profit	109.7	118.5	(7.4)%	327.2	320.0	2.3%
Operating margin	15.1%	17.7%		16.2%	17.3%

Domestic jeanswear revenues increased 2% in the third quarter of 2011 over the 2010 quarter with accelerating growth in the Lee® and western businesses, partially offset by a slight decline in mass market revenues. International jeanswear revenues increased 22%, of which 6% was due to the impact of foreign currency translation. Asia revenues rose by more than 50% and Mexico and Latin America each had double-digit revenue growth. European jeanswear revenues increased 12%, primarily attributable to favorable foreign currency translation.

Domestic jeanswear revenues increased 5% in the first nine months of 2011 over the prior year period. International jeanswear revenues increased 20%, of which 5% was due to the impact of foreign currency translation. International revenue growth was led by Asia, Mexico and Latin America, which all increased by more than 20%.

The decline in operating margin in both 2011 periods was driven by higher product costs that were not fully offset by pricing increases within our domestic jeanswear businesses. The operating margin in the first nine months of 2011 benefited by 0.5% from the gain on a facility closure in the second quarter of 2011 and 0.5% from restructuring expenses in the first nine months of 2010 that did not recur in 2011.

Imagewear:

	Third Quarter			Nine Months
Dollars in millions	2011	2010	Percent Change	2011	2010	Percent Change
Coalition revenues	$277.6	$243.1	14.2%	$768.4	$675.6	13.7%
Coalition profit	39.7	32.7	21.4%	116.9	81.6	43.3%
Operating margin	14.3%	13.5%		15.2%	12.1%

The Imagewear Coalition consists of VF’s Image business (occupational apparel and uniforms) and Licensed Sports business (licensed high profile sports and lifestyle apparel).

Image revenues increased 18% in the third quarter of 2011 and 21% in the first nine months of 2011, driven primarily by continued strength in the protective apparel and industrial uniform businesses. Revenues in the Licensed Sports business rose 11% in the third quarter of 2011 and 6% in the first nine months of 2011 primarily due to an increase in the National Football League licensed apparel business, including a positive response to an expanded women’s apparel offering.

Operating margin comparisons for the Imagewear Coalition improved in both 2011 periods primarily due to a more favorable mix of business and leverage of operating expenses on higher revenues.

Sportswear:

	Third Quarter			Nine Months
Dollars in millions	2011	2010	Percent Change	2011	2010	Percent Change
Coalition revenues	$151.8	$129.0	17.7%	$384.0	$340.3	12.8%
Coalition profit	18.3	13.8	32.6%	37.4	30.7	21.8%
Operating margin	12.1%	10.7%		9.7%	9.0%

The Sportswear Coalition consists of the Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by and included in the Outdoor & Action Sports Coalition). Nautica® brand revenues increased 13% in the third quarter and 9% in the first nine months of 2011, compared with the prior year periods, driven by increases in the men’s wholesale sportswear and direct-to-consumer businesses. Kipling®

brand revenues increased 63% in the third quarter of 2011 and 58% in the first nine months of 2011, reflecting significant increases in both the wholesale and direct-to-consumer businesses.

Operating margin comparisons in both 2011 periods improved primarily due to a more favorable mix of business and leverage of operating expenses on higher revenues, partially offset by higher product costs in the Nautica® business.

Contemporary Brands:

	Third Quarter			Nine Months
Dollars in millions	2011	2010	Percent Change	2011	2010	Percent Change
Coalition revenues	$126.2	$113.3	11.4%	$356.2	$323.5	10.1%
Coalition profit	8.1	5.2	55.8%	28.4	21.9	29.7%
Operating margin	6.4%	4.6%		8.0%	6.8%

Domestic and international revenues both rose 11% in the third quarter of 2011 over the 2010 quarter, led by double-digit revenue growth in the Splendid®, Ella Moss® and John Varvatos® brands. Global 7 For All Mankind® revenues increased 8% in the 2011 quarter, with growth both domestically and internationally. New stores, comp store revenue growth and higher e-commerce revenue drove 31% growth in direct-to-consumer revenues for this coalition.

Domestic and international revenues increased 10% and 11%, respectively, in the first nine months of 2011 compared with the prior year period. Global direct-to-consumer revenues increased 39% in the first nine months of 2011 compared with the 2010 period.

The operating margin improvement in the third quarter and first nine months of 2011, compared with the 2010 periods, was due to the (i) write-off of fixtures at five underperforming stores in the third quarter of 2010 that did not recur in 2011 and (ii) a more favorable mix of business. These increases were partially offset by investments in new retail stores and higher marketing spending.

Other:

	Third Quarter			Nine Months
Dollars in millions	2011	2010	Percent Change	2011	2010	Percent Change
Coalition revenues	$30.1	$30.9	(2.6)%	$77.2	$79.8	(3.3)%
Coalition profit	—	0.2	(100.0)%	(2.0)	(1.1)	81.8%
Operating margin	0.0%	0.6%		(2.6)%	(1.4)%

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

	Third Quarter			Nine Months
Dollars in millions	2011	2010	Percent Change	2011	2010	Percent Change
Corporate & Other
Expenses	$(73.0)	$(63.1)	15.7%	$(179.9)	$(153.2)	17.4%
Interest, Net	(19.3)	(19.9)	(3.0)%	(48.7)	(60.0)	(18.8)%

Corporate and Other Expenses include any corporate headquarters’ costs and other expenses that have not been allocated to the coalitions for internal management reporting. Other expenses include defined benefit pension plan costs other than service cost, development costs for management information systems, costs of maintaining and enforcing VF trademarks, adjustments to convert the earnings of certain business units using the FIFO inventory valuation method to the LIFO method and miscellaneous consolidating adjustments.

The increase in Corporate and Other Expenses in the third quarter and first nine months of 2011 over the prior year periods resulted from (i) expenses related to the Timberland transaction and (ii) higher levels of corporate spending and information systems costs due to overall business growth. Corporate and Other Expenses in the first nine months of 2011 were reduced by $8.0 million from an inventory accounting change in the first quarter of 2011. Corporate and Other Expenses in the first nine months of 2010 were reduced by a $5.7 million gain related to the acquisition of Vans Mexico in the first quarter of 2010.

Analysis of Financial Condition

Balance Sheets

The Timberland acquisition significantly impacted the September 2011 Consolidated Balance Sheet. Accordingly, the table below presents the September 2011 balance sheet accounts excluding the Timberland balances so that they are comparable with the December 2010 and September 2010 balances.

	September 2011
In millions	As Reported	Timberland	VF excluding Timberland	December 2010	September 2010
Accounts Receivable	$1,547.7	$315.2	$1,232.6	$773.1	$1,098.9
Inventories	1,777.9	339.5	1,438.4	1,070.7	1,211.3
Property, Plant and Equipment	704.9	83.9	621.0	602.9	598.2
Intangible Assets and Goodwill	5,055.9	2,371.7	2,684.1	2,657.6	2,885.5
Other Assets	415.8	33.9	381.9	371.0	322.7
Accounts Payable	666.8	131.1	535.8	511.0	482.1
Accrued Liabilities	849.2	219.6	629.6	559.2	623.4
Other Liabilities	1,162.2	613.3	548.9	550.9	659.0

Unless noted otherwise, the discussion that follows relates to VF’s businesses excluding the Timberland balances acquired.

Accounts Receivable at September 2011 increased over the December 2010 and September 2010 balances due to significant growth in wholesale revenues near the end of the third quarter of 2011. In addition, Accounts Receivable at September 2011 were higher than at December 2010 due to seasonal sales and collection patterns.

Inventories at September 2011 increased over December 2010 and September 2010 balances due primarily to increased unit volumes to support projected revenue growth and higher product costs. The increase in inventories at September 2011 over December 2010 also reflects the higher seasonal requirements of our businesses.

Property, Plant and Equipment was higher at September 2011 than at December 2010 and September 2010, resulting from capital spending in excess of depreciation expense during those periods. Capital spending related primarily to new retail stores, distribution facilities and information technology.

Total Intangible Assets and Goodwill at September 2011 were lower than September 2010 due to the goodwill and intangible asset impairment charge in the fourth quarter of 2010 and amortization expense, partially offset by the Rock and Republic® trademarks acquisition in the first quarter of 2011. Total Intangible Assets and Goodwill were higher at September 2011, compared with December 2010, due to the Rock and Republic® trademarks acquisition, partially offset by amortization expense.

Other Assets increased at September 2011 over September 2010 due to deferred income taxes, resulting primarily from the goodwill and intangible asset impairment charge mentioned above.

Short-term Borrowings at September 2011 consisted of $798.9 million of domestic commercial paper borrowings, $302.6 million of euro borrowings under the international revolving bank credit facility and $44.3 million under other international borrowing agreements. The increase over the December 2010 and September 2010 balances resulted primarily from borrowings to provide funding for the Timberland acquisition and meet working capital requirements. Most of these borrowings at September 2011 are expected to be repaid by year-end. Short-term borrowings fluctuate throughout the year in relation to working capital requirements and other investing and financing activities. See the “Liquidity and Cash Flows” section below for a discussion of these items.

Total Long-term Debt at September 2011 was higher than December 2010 and September 2010 due to the issuance of $900.0 million of term debt in the third quarter of 2011 to provide funding for the Timberland acquisition.

The changes in Accounts Payable between September 2011, December 2010 and September 2010 were driven by the timing of inventory purchases and payments to vendors at the respective dates.

The increase in Accrued Liabilities at September 2011 over December 2010 was due to higher accrued income taxes and overall growth in our businesses.

Other Liabilities at September 2011 were lower than September 2010 due primarily to a reduction in deferred tax liabilities resulting from the goodwill and intangible asset impairment charge in the fourth quarter of 2010 and lower pension liabilities. The lower pension liabilities were driven by an improvement in the funded status of the defined benefit pension plans, primarily due to a contribution of $100.0 million to the domestic qualified pension plan in the fourth quarter of 2010.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	September 2011	December 2010	September 2010
Working capital	$1,277.8	$1,716.6	$1,727.4
Current ratio	1.5 to 1	2.5 to 1	2.5 to 1
Debt to total capital ratio	40.1%	20.2%	20.1%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 37.2% at September 2011.

On an annual basis, VF’s primary source of liquidity is its cash flow from operations. Cash from operations is primarily dependent on the level of Net Income and changes in accounts receivable, inventories, accounts payable and other working capital components. Cash from operations is typically lower in the first half of the year as working capital is built to service operations in the seasonally higher second half of the year. Cash from operations is substantially higher in the fourth quarter of the year, resulting from the collection of accounts receivable arising from seasonally higher wholesale sales in the third quarter. In addition, cash flows from the direct-to-consumer businesses are highest in the fourth quarter of the year.

For the nine months ended September 2011, cash used by operating activities was $28.8 million, compared with $448.6 million of cash provided by operating activities in the comparable 2010 period. While Net Income increased by $114.2 million in the first nine months of 2011 over the 2010 period, operating cash flow was negatively impacted by working capital components, including changes in accounts receivable, inventory, accounts payable and accrued liabilities balances as discussed in the “Balance Sheets” section above.

VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. At the end of September 2011, accounts receivable in the Consolidated Balance Sheet had been reduced by $133.9 million related to balances sold under this program, an increase of $21.6 million from the amounts sold as of the end of 2010. At the end of September 2010, accounts receivable in the Consolidated Balance Sheet had been reduced by $118.5 million related to balances sold under this program, an increase of $44.3 million from the amounts sold as of the end of 2009.

On August 24, 2011, VF issued $900 million of term debt to provide funding for the Timberland acquisition. The debt is comprised of $500 million of 3.5% fixed rate notes due September 1, 2021 and $400 million of floating rate notes due August 23, 2013. The floating rate notes bear interest at the three-month LIBOR rate plus .75%, which resets quarterly. Interest payments are due quarterly on the floating rate notes and semi-annually on the fixed rate notes. These notes are unsecured and contain covenants consistent with VF’s other term debt.

VF relies on continued strong cash generation to finance ongoing operations. In addition, VF has significant liquidity from its available cash balances and debt capacity, supported by its strong credit rating. During the quarter, VF increased its $1.0 billion commercial paper program to $1.2 billion. Additionally, VF supplemented its $1.0 billion senior unsecured domestic revolving credit facility, which serves as a back-up to the commercial paper program, by entering into unsecured revolving credit agreements with three banks totaling $200.0 million. The new credit agreements mature on the earlier of March 2012 or the date the existing $1.0 billion domestic revolving credit agreement is refinanced, replaced or terminated. At the end of September 2011, $378.3 million was available under domestic short-term borrowing agreements, with $22.7 million of standby letters of credit issued under the $1.0 billion domestic revolving credit agreement. Also at the end of September 2011, €25 million (U.S. dollar equivalent of $33.6 million) was available for borrowing under VF’s €250 million (U.S. dollar equivalent of $336.2 million) senior unsecured international revolving bank credit facility.

VF’s liquidity position is also enhanced by its favorable credit agency ratings, which allow for access to additional capital at competitive rates. At the end of the third quarter of 2011, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. Although Moody’s maintains a ‘stable’ outlook for VF, Standard & Poor’s issued a ‘negative outlook’ as a result of VF’s acquisition of Timberland. Existing long-term debt agreements do not contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the notes issued in 2007 and 2011 were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

Investing activities in the first nine months of 2011 included the Timberland acquisition, the Rock and Republic® trademarks acquisition and capital spending. Capital spending could reach $200 million for the full year 2011, primarily reflecting the need for office and distribution space for the global expansion of the Outdoor & Action Sports businesses as well as an accelerated retail store opening plan for many of our businesses. This spending will be funded by operating cash flows.

During the first nine months of 2011, VF repurchased 70,849 of its own shares at a cost of $6.9 million (average price of $97.97 per share). VF repurchased 4.1 million shares at a cost of $322.2 million (average price of $79.36 per share) in the first nine months of 2010. The shares repurchased in the first nine months of 2011, and 111,972 of the shares repurchased in the first nine months of 2010, were related to VF’s deferred compensation plans. The total remaining authorization for share repurchase approved by the VF Board of Directors is 6.5 million shares as of the end of September 2011. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Management’s Discussion and Analysis in the 2010 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2010 that would require the use of funds. Since filing the 2010 Form 10-K, there have been no material changes relating to VF’s contractual obligations and commercial commitments that will require the use of funds, except as noted below:

•

Inventory purchase obligations representing binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $700 million at the end of September 2011 due to the seasonality of VF’s businesses and the acquisition of Timberland.

•	Operating lease commitments increased by approximately $300 million at the end of September 2011 due primarily to the acquisition of Timberland.

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

Changes in internal control over financial reporting:

On September 13, 2011, VF completed the acquisition of Timberland. VF is still in the process of integrating Timberland and is analyzing, evaluating and, where possible, implementing changes in controls and procedures relating to Timberland as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in VF’s internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1A — Risk Factors

The anticipated benefits of the Timberland acquisition may not be fully realized and may take longer to realize than expected.

On September 13, 2011, VF purchased 100% of the common stock of The Timberland Company. The acquisition will involve the integration of Timberland’s operations with our existing operations. There are uncertainties in such integration. Our ability to integrate the operations of Timberland successfully will depend on our ability to devote management attention and resources. Completing the integration process may be more expensive than anticipated, and we cannot assure that we will be able to effect the integration of Timberland’s operations smoothly or efficiently or that the anticipated benefits of the acquisition will be achieved. Although the Timberland business is generally subject to risks similar to those to which we are subject to in existing businesses, we may not have discovered during the due diligence process all known and unknown factors regarding Timberland that could produce unexpected consequences. Undiscovered factors may result in our incurring financial liabilities, which could be material, and in our not achieving the expected benefits from the acquisition within our desired time frames, if at all.

There have been no other material changes to the risk factors from those disclosed in the 2010 Form 10-K.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

Third Quarter 2011	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 3 – July 30, 2011	4,960	$110.71	4,960	6,506,986
July 31 – August 27, 2011	8,990	110.91	8,990	6,497,996
August 28 – October 1, 2011	1,900	120.42	1,900	6,496,096

Total	15,850		15,850

(1)	During the quarter, 15,850 shares of Common Stock were purchased in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases — considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)

	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and
Chief Financial Officer
(Chief Financial Officer)

Date: November 10, 2011	By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President — Controller
(Chief Accounting Officer)