Form 10-K
period 2011-12-31
V F CORP
filed 2012-02-29
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒         NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐        NO  ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    YES  ☐        NO  ☒

The aggregate market value of Common Stock held by non-affiliates (i.e., persons other than officers, directors and 5% stockholders) of V.F. Corporation on July 2, 2011, the last day of the registrant’s second fiscal quarter, was approximately $8,878,000,000, based on the closing price of the shares on the New York Stock Exchange.

As of January 28, 2012, there were 110,600,040 shares of Common Stock of the registrant outstanding.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This document (excluding exhibits) contains 109 pages.

The exhibit index begins on page 55.

PART I

Item 1.    Business.

V.F. Corporation, organized in 1899, is a worldwide leader in branded lifestyle apparel, footwear and related products. Unless the context indicates otherwise, the terms “VF,” “we,” “us” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries. Our stated vision is: VF will grow by building leading lifestyle brands that excite consumers around the world.

For over 100 years, VF has offered consumers high quality, high value branded apparel and related products. Since 2004, we have been implementing a strategy that is transforming VF’s mix of business to include more lifestyle brands. Lifestyle brands are those brands that connect closely with consumers because they are aspirational and inspirational; they reflect consumers’ specific activities and interests. Lifestyle brands generally extend across multiple product categories and have higher than average gross margins. Accordingly, this transformation has included the acquisitions of many lifestyle brands in recent years, including Timberland®, Vans®, Reef®, Kipling®, Napapijri®, 7 For All Mankind®, lucy®, Splendid® and Ella Moss®. At the same time, we have continued to invest in all of our businesses through geographic expansion, retail store openings, product line extensions, product innovation, consumer research and advertising.

VF is a highly diversified apparel company — across brands, product categories, channels of distribution and geographies. VF owns a broad portfolio of brands in the jeanswear, outerwear, footwear, packs, luggage, sportswear, occupational and performance apparel categories. These products are marketed to consumers shopping in specialty stores, upscale and traditional department stores, national chains and mass merchants. Our direct-to-consumer operations generate a growing portion of our revenues, currently 19%, from sales to consumers through VF-operated stores and internet sites. VF derives 34% of its revenues from outside the United States, primarily in Europe, Asia, Canada, Mexico and Latin America. VF branded products are also sold in many countries through independent licensees, distributors and partnership stores. To provide diversified products across multiple channels of distribution in different geographic areas, we balance efficient and flexible internally-owned manufacturing with sourcing of finished goods from independent contractors. We utilize state-of-the-art technologies for inventory replenishment that enable us to effectively and efficiently get the right assortment of products which match consumer demand to our customers’ shelves.

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

The following table summarizes VF’s primary owned and licensed brands by coalition:

Coalition	Primary Brands	Primary Products
Outdoor & Action Sports	The North Face® Vans®	high performance apparel, footwear, outdoor gear skateboard-inspired footwear, apparel
	Timberland®	outdoor adventure-oriented apparel and footwear
	SmartWool®	merino wool apparel, socks and accessories
	JanSport®	backpacks, luggage, apparel
	Eastpak®	backpacks, apparel
	Kipling®	handbags, luggage, backpacks, accessories (outside North America)
	Napapijri®	premium outdoor apparel
	Reef®	surf-inspired footwear, apparel
	Eagle Creek®	luggage, packs, travel accessories
	lucy®	women’s activewear
Jeanswear	Wrangler®	denim and casual bottoms, tops
	Lee®	denim and casual bottoms, tops
	Riders®	denim and casual bottoms, tops
	Rustler®	denim and casual bottoms, tops
	Timber Creek by Wrangler®	denim and casual bottoms, tops
Imagewear	Red Kap®	occupational apparel
	Bulwark®	protective occupational apparel
	Majestic®	athletic apparel
	MLB® (licensed)	licensed athletic apparel
	NFL® (licensed)	licensed athletic apparel
	Harley-Davidson® (licensed)	licensed apparel
Sportswear	Nautica®	men’s fashion sportswear, denim bottoms, sleepwear, accessories, underwear
	Kipling®	handbags, luggage, backpacks, accessories (within North America)
Contemporary Brands	7 For All Mankind® John Varvatos®	premium denim and casual bottoms, sportswear, accessories luxury men’s apparel, footwear, accessories
	Splendid®	premium women’s sportswear
	Ella Moss®	premium women’s sportswear

Financial information regarding VF’s coalitions is included in Note Q to the Consolidated Financial Statements, which are included at Item 8 of this report.

Outdoor & Action Sports Coalition

Our Outdoor & Action Sports Coalition, VF’s fastest growing business, is a group of authentic lifestyle brands which are outdoor and activity-based. Product offerings include outerwear, performance wear, snow sports gear, sportswear, footwear, equipment, backpacks, luggage and accessories.

The North Face® is the largest brand in our Outdoor & Action Sports Coalition, and is sold around the world. (In Japan and South Korea, The North Face® trademarks are owned by a third party.) The North Face® apparel lines consist of performance wear, outerwear, snow sports gear, functional sportswear and footwear for men, women and children. Its equipment line consists of tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme applications, such as high altitude mountaineering and ice and rock climbing, although many consumers purchase these products because they represent a lifestyle to which they aspire. The North Face® products are marketed through specialty outdoor and premium sporting goods stores in the United States, Canada, Europe and Asia and select department stores in the United States. In addition, these products are sold through over 80 VF-operated full price and outlet stores in the United States, Europe and Asia and online at www.thenorthface.com. The brand is also sold through agents, distributors, and over 350 The North Face® stores operated by independent third parties outside the United States.

The Timberland Company, acquired by VF in September 2011, designs, develops and markets premium quality footwear, apparel and accessories for men, women and children under the Timberland®, Timberland PRO®, Timberland Boot Company®, and SmartWool® brands. Timberland® brand footwear offerings include (i) basic, premium and sport boots, including hiking boots; (ii) handsewn oxfords, boat shoes and casual footwear; and (iii) performance footwear. The Timberland® brand offers outdoor adventure and outdoor leisure products that combine performance benefits and versatile styling. Timberland® products are sold (i) to retail accounts through the wholesale channel, (ii) through 200 VF-operated stores, (iii) online at www.timberland.com and (iv) through independent distributors, licensees and partnership stores. The Timberland PRO® series is a footwear category developed to address the distinct needs of skilled tradespeople and working professionals. SmartWool® is a mountain-based apparel brand that offers active outdoor consumers a premium, technical layering system of merino wool socks, apparel and accessories that are designed to work together in fit, form and function. SmartWool® products are sold through premium outdoor and specialty retailers, outdoor chains, better department stores and online at www.smartwool.com. Our Earthkeepers® series uses materials like recycled PET from plastic bottles, organic cotton and outsoles made with recycled rubber.

Vans® brand performance and casual footwear and apparel is designed for skateboard, bicycle motocross (“BMX”), surf and snow sports participants and enthusiasts. Products are sold on a wholesale basis through national chain stores in the United States and through skate and surf shops and specialty stores in North America, Europe and Asia. The brand’s products are also sold through over 310 owned Vans® full-price and outlet stores in the United States, Mexico and Europe. These retail stores carry a wide variety of Vans® footwear, along with a growing assortment of apparel and accessory items. VF is the 70% owner of the Vans Warped Tour® music festival, which presents over 40 rock bands performing in over 40 cities across North America each summer as well as online at www.vans.com.

JanSport® backpacks, duffel bags, luggage and accessories are sold through department, office supply and national chain stores, as well as sports specialty stores and college bookstores in the United States. JanSport® backpacks have a leading market share in the United States. A technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. JanSport® fleece and T-shirts imprinted with college logos are sold through college bookstores and sporting goods stores in the United States. In Europe, Eastpak® and JanSport® backpacks, travel bags, luggage, and a line of Eastpak® clothing are sold primarily through department and specialty stores. Eastpak® is one of the leading backpack brands in Europe. The JanSport® and Eastpak® brands are also marketed throughout Asia by licensees and distributors. Eagle Creek® adventure travel gear products include luggage, backpacks and accessories sold through specialty luggage stores, outdoor stores and department stores throughout North America, Europe and Asia.

Kipling® handbags, luggage, backpacks, totes and accessories are stylish, colorful and fun products that are both practical and durable. The brand name comes from the author of The Jungle Book, Rudyard Kipling. That also provides the connection to the Kipling® monkey mascot key ring attached to every bag. Products are sold through specialty and department stores in Europe, Asia and South America, as well as through over 40 VF-operated and over 100 independently-operated stores and at www.kipling.com. The Kipling® business in North America is managed as part of the Sportswear Coalition.

Derived from the Finnish word for Arctic Circle, the Napapijri® brand offers premium-priced performance skiwear and outdoor-inspired casual outerwear, sportswear and accessories for men, women and children. The Napapijri® brand is expanding across Europe and enjoys strong consumer awareness in Italy, where it was created, as well as Germany and France. Products are sold on a wholesale basis primarily to European specialty shops, and through VF-operated and independently-operated stores in several countries in Europe.

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

The lucy® brand is an authentic women’s activewear brand designed for style, performance and fit that can be worn by today’s active woman from workout to weekend. lucy® apparel is sold in over 50 lucy® branded stores across the United States and online at www.lucy.com.

We expect continued long-term growth in our Outdoor & Action Sports Coalition as we focus on product innovation, extend our brands into new product categories, open additional stores, expand geographically, and acquire additional lifestyle brands.

Jeanswear Coalition

Our Jeanswear Coalition markets jeanswear and related casual products in the United States and in many international markets. The largest of these brands, the Lee® and Wrangler® brands, have long-standing traditions as authentic American jeans brands as they were established in 1889 and 1947, respectively, and have strong market positions. Lee® and Wrangler® products are sold in nearly every developed country through a combination of wholesale accounts, VF-operated and partnership stores and online through our brands’ websites. Products also include shorts, casual pants, knit and woven tops and outerwear, which are designed to complement the jeanswear products and extend our brands. We also market jeanswear and related casual products under the Lee Casuals® and Timber Creek by Wrangler® brands.

In domestic markets, Lee® branded products are sold primarily through mid-tier department stores and specialty stores. Wrangler® westernwear is marketed primarily through western specialty stores. The Wrangler®, Rustler® and Riders® by Lee® brands are marketed to mass merchant and regional discount stores. Based on available data, we believe our key brands have been gaining market share despite significant competitive activity in all channels where they are distributed. Including all of our jeanswear brands, we believe VF has the largest unit market share of jeans in the United States and is one of the largest marketers of jeans in the world.

Our advanced vendor-managed inventory and retail floor space management programs with many of our major retailer customers give us a competitive advantage in our domestic jeanswear business. We receive point-of-sale information from these customers on a daily or weekly basis, at an individual store and style-size-color stockkeeping unit (“SKU”) level. We then ship products based on that customer data to ensure their selling floors are appropriately stocked with products that match their shoppers’ needs. Our systems capabilities allow us to analyze our retail customers’ sales, demographic and geographic data to develop product assortment recommendations that maximize the productivity of their jeanswear selling space and optimize their inventory investment.

Jeanswear in most international markets is more fashion-oriented and has a higher selling price than similar products in the United States. The international jeans market is also more fragmented than the United States market, with competitors ranging from global brands to a number of smaller brands marketed in a specific country or region.

VF’s largest international jeanswear businesses are located in Western Europe and Asia. Lee® and Wrangler® jeanswear products are sold through department stores and specialty stores where we employ similar retail floor space management programs to those described above. We also market Lee® and Wrangler® products to mass market, department and specialty stores in Canada and Mexico, as well as to department stores and specialty stores in Asia and South America. In many international markets, we are expanding our reach through VF-operated stores, which are an important vehicle for presenting our brands’ image and marketing message directly to consumers. We are continuing to expand our jeanswear brands in emerging markets, and have experienced significant growth in China and India. In foreign markets where VF does not have owned operations, Lee® and Wrangler® products are marketed through distributors, agents and licensees, some of whom operate over 700 independently operated single brand or multibrand stores primarily in Eastern Europe and Asia.

In the United States, we believe our Jeanswear Coalition is growing its jeans market share in the mass market, western specialty, and national chain channels of distribution through superior consumer insight and marketing strategies and continuous product innovation. Internationally, growth will be driven by expansion of our existing businesses in Asia where we have reported a compounded annual revenue growth rate in excess of 25% over the last three years, with India growing at a rate of 45% in 2011.

Imagewear Coalition

Our Imagewear Coalition consists of the Image (occupational apparel and uniforms) and Licensed Sports (owned and licensed high profile athletic apparel) businesses. Each business represents approximately one-half of coalition revenues.

The Image business provides uniforms and career occupational apparel for workers in North America and internationally, under the Red Kap® brand (a premium workwear brand with more than 75 years of history), the Bulwark® brand (flame resistant and protective apparel primarily for the petrochemical, utility and mining industries), the Horace Small® brand (apparel for law enforcement and public safety personnel) and the Chef Designs™ brand (apparel for restaurant and food service staff). Products include work pants, slacks, work shirts, overalls, jackets, aprons and smocks. Image revenues are significantly affected by the overall level of U.S. industrial and service employment, which improved slightly in 2011. Approximately 80% of our Image revenues are from industrial laundries, resellers and distributors that in turn supply customized workwear to employers for production, service and white-collar personnel. Since industrial laundries and uniform distributors maintain minimal inventories of work clothes, VF’s ability to offer rapid delivery of products in a broad range of sizes is an important advantage in this market. Our commitment to customer service, supported by an automated central distribution center with several satellite locations, enables customer orders to be filled within 24 to 48 hours of receipt and has helped the Red Kap® and Bulwark® brands obtain a significant share of uniform apparel sold to laundries, resellers and other distributors.

Our Image business also develops and manages uniform programs through custom-designed websites for major business customers (e.g., FedEx Corporation, AT&T, Air Canada, Continental Airlines, American Airlines) and governmental organizations (e.g., U.S. Customs and Border Protection, Fire Department of New York City, Transportation Security Administration, National Park Service, New York City Transit Authority). These websites provide the employees of these customers the convenience of shopping for their work and career apparel via the internet. We believe this business is the nation’s largest supplier of nonmilitary apparel to the U.S. government.

In the Licensed Sports business, we design and market sports apparel and fanwear under licenses granted by the major sports leagues, individual athletes and related organizations, including Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, MLB Players Association, and selected major colleges and universities. Under license from Major League Baseball, Majestic® brand uniforms are worn exclusively on-field by all 30 major league teams. Majestic® brand adult and youth-size authentic, replica jersey and fanwear are sold through sporting goods and athletic specialty stores, department stores and major league stadiums. Adult and youth sports apparel products marketed under other licensed labels are distributed through department, mass market, sporting goods and athletic specialty stores. Our quick response capabilities allow us to deliver products to retailers within hours following major sporting events such as the Super Bowl, the World Series, and conference or division playoff championships. In addition, the Licensed Sports division is a major supplier of licensed Harley-Davidson® apparel to Harley-Davidson dealerships.

The opportunities to grow our Imagewear Coalition revenues include (i) extension of its product and service capabilities to new industrial and service apparel distribution channels, markets, and geographies, (ii) growth of its Majestic® brand for Major League Baseball and National Football League, (iii) market share gains in key licensed categories such as women’s sports apparel, (iv) expansion of our college and university fanwear program, and (v) extension of VF’s floor space management and quick response retail replenishment capabilities to more retail doors, placing the right product assortments on the sales floor in each geographic market.

Sportswear Coalition

The Nautica® brand is the primary lifestyle brand in the Sportswear Coalition. Nautica® men’s sportswear is marketed through department stores, specialty stores, VF-operated outlet stores in premium and better outlet centers and at www.nautica.com. We believe the Nautica® brand is the number two men’s sportswear collection brand in department stores. Other Nautica® product lines include men’s outerwear, underwear and swimwear and men’s and women’s sleepwear. Nautica® women’s sportswear is marketed in the United States at most Nautica® outlet stores and at www.nautica.com.

The Sportswear Coalition operates over 80 Nautica® outlet stores in premium and better outlet centers across the United States. These stores carry Nautica® merchandise for men, women, boys, girls and infants. The products sold in the outlet stores are different from the Nautica® styles sold to department and specialty store wholesale customers, although the design inspiration and color palette are consistent across both lines. These outlet stores also carry Nautica® merchandise from licensees to complete their product assortment. The product assortment offered at www.nautica.com includes products from both the wholesale and retail lines as well as licensed merchandise. In addition, independent licensees operate over 150 Nautica® brand stores across the world. About 90% of these are full price stores and 10% are outlet stores with the majority of these stores in Asia, North and South America and the Middle East.

The Nautica® brand is licensed to independent parties in the United States for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, women’s swimwear and outerwear, children’s clothing) and for nonapparel categories (e.g., accessories, fragrances, watches, eyewear, footwear, luggage, bed and bath products, furniture). Nautica® products are licensed for sale in over 45 countries outside the United States. Our licensees’ annual wholesale sales of Nautica® licensed products are approximately $450 million.

The Sportswear Coalition also includes the Kipling® business in North America whose products include Kipling® brand handbags, luggage, backpacks, totes and accessories. Kipling® products are sold in the United States through department, specialty and luggage stores, VF-operated stores and www.kipling.com and in Canada through specialty and department stores. In the United States, the Kipling® brand has seen significant growth in 2011, partly driven by increased distribution and four new VF-operated stores.

We believe there is the potential to improve Nautica® brand revenue and profit performance through the growth of core Nautica sportswear products, increased pricing, improved product assortments and an enhanced customer experience at Nautica® outlet stores, growth in the brand’s online business, and expansion of the licensed business, both domestically and internationally. There is also the potential for expanding the Kipling® brand through our handbag and accessories relationship with Macy’s, Inc., the travel-related retail distribution channel, e-commerce, and the opportunity to open additional VF-operated stores.

Contemporary Brands Coalition

Our Contemporary Brands Coalition is focused on premium upscale lifestyle brands. The coalition is comprised of the 7 For All Mankind®, John Varvatos®, Splendid® and Ella Moss® brands.

7 For All Mankind® is a Los Angeles-based brand of premium denim jeans and related products for women and men. While the core business remains focused on denim, the collection also includes sportswear products, such as knit and woven tops, sweaters, jackets and accessories. Products are noted for their fit and for innovation in design, fabric and finish. 7 For All Mankind® is a leading premium jeans brand in the United States, with the premium segment defined as jeans retailing for $100 or more. Retail price points for the brand’s core jeans range from $155 to $245 for basics, with higher price points for more fashion-forward products. With more than 60% of its sales in the United States, the brand is marketed through premium department stores, such as Bloomingdale’s, Nordstrom, Neiman Marcus, Saks, and through specialty stores. 7 For All Mankind® has over 40 VF-operated stores in the United States. International sales are through department stores, such as Harrods in London, specialty stores, as well as VF-operated stores. We believe this brand can grow its revenues through new stores, e-commerce, additional sportswear product offerings, licensing and increasing productivity in the wholesale channel. We are also focusing on international growth opportunities, primarily through VF-operated and partnership stores and further geographic expansion in Europe and Asia.

The John Varvatos® brand is a luxury collection for men, including tailored clothing, sportswear, footwear and accessories. The John Varvatos * USA® line of tailored clothing, sportswear, footwear and accessories is designed to appeal to a younger consumer at more accessible price points. Products are sold primarily in the United States through upscale department and specialty stores, VF-operated John Varvatos® retail locations and online at www.johnvarvatos.com. This business is 80% owned by VF, with the balance owned by Mr. Varvatos.

The Splendid® brand offers women’s, men’s and children’s premium tops and casual apparel, and the Ella Moss® brand offers women’s and girl’s premium sportswear. These brands, noted for their soft wearable fabrics and vibrant colors, are marketed to upscale department and specialty stores primarily in the United States. These brands are also sold through nine VF-operated Splendid® stores and one Ella Moss® store, along with shop-in-shops in some of our major retail accounts.

Direct-To-Consumer Operations

VF-operated stores are part of our long-term strategy to drive revenue growth and increase profitability. Our full price stores allow us to showcase a brand’s full line of current season products, with fixtures and imagery that support the brand’s positioning. These stores provide high visibility for our brands and products and enable us to stay close to the needs and preferences of our consumers. The proper presentation of products in our stores, particularly in our showcase stores, also helps to increase consumer purchases of VF products sold through our wholesale customers. VF-operated full price stores generally provide gross margins and operating margins that are higher than VF averages and a return on investment well above VF averages. In addition, VF operates outlet stores in both premium outlet malls and more traditional value-based locations. These outlet stores serve an important role in our overall inventory management and profitability by allowing VF to sell a significant portion of excess, discontinued and out-of-season products at better prices than are otherwise available from outside parties, while maintaining the integrity of our brands.

Our growing global retail operations include 1,053 stores at the end of 2011. Of that total, there are 976 single brand stores (i.e., primarily one brand’s product offerings in each store) that sell The North Face®, Timberland®, Vans®, Nautica®, 7 For All Mankind®, lucy®, Splendid®, Lee®, Wrangler®, Napapijri®, John Varvatos®, Kipling®, and Eastpak®. We also operate 77 VF Outlet stores in the United States that sell a broad selection of excess quantities of VF-branded products, as well as women’s intimate apparel, childrenswear, other apparel and accessories. Approximately 70% of VF-operated stores offer products at full price, and the remainder are outlet locations. Approximately 65% of our stores are located in the United States, with the remaining stores located in Europe, Latin America and Asia.

E-commerce is our fastest growing direct-to-consumer channel and represents approximately 10% of our direct-to-consumer business. We currently market The North Face®, Timberland®, SmartWool®, Vans®, Lee®, Wrangler®, 7 For All Mankind®, lucy®, Nautica®, Kipling®, Splendid ®, Ella Moss®, Reef® and John Varvatos® products online in the United States, plus The North Face® and other brands across Europe. We will continue to expand our e-commerce initiatives through rollout of brand sites in Europe and Asia, and enhancing each brand’s site to deliver a superior experience with each transaction.

Total retail store and e-commerce revenues accounted for 19% of VF’s consolidated Total Revenues in 2011 and 18% in 2010. We expect our direct-to-consumer business to continue to grow at a faster pace than VF’s overall growth rate as we continue opening stores and expanding our e-commerce presence. During 2011, we opened 121 stores and acquired 188 Timberland® stores. We are planning to open approximately 130 new retail locations in 2012. For 2012, capital investments in retail stores of approximately $86 million will be concentrated where we see higher retail growth potential — Vans®, The North Face®, 7 For All Mankind® and international.

In addition, our licensees, distributors and other independent parties own and operate over 1.900 partnership stores which are primarily monobrand stores selling VF-branded products. These stores — most of which are in Eastern Europe and Asia — are focused on The North Face®, Timberland®, Kipling®, Nautica®, Lee® and Wrangler® brands.

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

Licensing arrangements relate to a broad range of VF brands. License agreements are for fixed terms of generally three to five years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 5% to 8% of the licensing partners’ net licensed products sales. Gross Royalty Income was $94.0 million in 2011, primarily from the Nautica®, Timberland®, Vans®, The North Face®, John Varvatos®, Lee® and Wrangler® brands. In addition, licensees of our brands are generally required to spend from 1% to 5% of their net licensed product sales to advertise VF’s products. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees.

VF has also entered into license agreements to use trademarks owned by third parties. We market apparel under licenses granted by Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, Harley-Davidson Motor Company, Inc., major colleges and universities, and individual athletes and related organizations, most of which contain minimum annual royalty and advertising requirements.

Manufacturing, Sourcing and Distribution

Product design, fit, fabric, finish and quality are important in all of our businesses. These functions are performed by employees located in either our global supply chain organization or our branded business units across the globe.

VF’s centralized global supply chain organization sources product and is responsible for delivering products to our customers. VF is highly skilled in managing the complexities associated with our global supply chain. On an annual basis, VF sources or produces over 400 million units spread across 36 brands. VF operates

29 manufacturing facilities and typically utilizes about 2,100 contractor manufacturing facilities in over 60 countries. We operate approximately 30 distribution centers and 1,053 retail stores. Managing this complexity is made possible by the use of sophisticated information systems technologies — with sophisticated systems for product development, forecasting, order management and warehouse management, attached to our core enterprise resource management platforms.

In 2011, 31% of our units were manufactured in VF-owned facilities and 69% were obtained from independent contractors, primarily in Asia. Products manufactured in VF facilities generally have a lower cost and shorter lead times than contracted production. Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in Asia. But contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a well-balanced approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

VF operates manufacturing facilities located in Mexico, Central and South America, the Caribbean, Europe and the Middle East. A significant percentage of denim bottoms and occupational apparel are manufactured in these plants, as well as a smaller percentage of annual footwear requirements. For these owned production facilities, we purchase raw materials from numerous domestic and international suppliers to meet our production needs. Raw materials include products made from cotton, leather, rubber, wool, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps, eyelets and laces). In some instances, we contract the sewing of VF-owned raw materials into finished product with independent contractors. Manufacturing in the United States includes all Major League Baseball uniforms, along with screen printing and embroidery of jerseys, T-shirts and fleece products. Fixed price commitments for fabric and certain supplies are generally set on a quarterly basis for the next quarter’s purchases. No single supplier represents more than 5% of our total cost of sales.

Independent contractors generally own the raw materials and ship finished ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Hong Kong (with satellite offices across Asia) and Panama. These hubs are responsible for coordinating the manufacturing and procurement of product, supplier management, product quality assurance, transportation and shipping functions in the Eastern and Western Hemispheres, respectively. Substantially all products in the Outdoor & Action Sports and Sportswear Coalitions, as well as a portion of products for our Jeanswear and Imagewear Coalitions, are obtained through these sourcing hubs. For most products in our Contemporary Brands Coalition, we contract the sewing and finishing of VF-owned raw materials through a network of independent contractors based in the United States.

Management continually monitors political risks and developments related to duties, tariffs and quotas. We limit VF’s sourcing exposure through, among other measures, (i) extensive geographic diversification with a mix of VF-operated and contracted production, (ii) shifts of production among countries and contractors, (iii) sourcing production to merchandise categories where product is readily available and (iv) sourcing from countries with tariff preference and free trade agreements. VF does not directly or indirectly source products from suppliers in countries identified by the State Department as state sponsors of terrorism and subject to U.S. economic sanctions and export controls.

All VF-owned production facilities throughout the world, as well as all independent contractor facilities that manufacture VF-branded products, must comply with VF’s Global Compliance Principles. These principles, established in 1997 and consistent with international labor standards, are a set of strict standards covering legal and ethical business practices, workers’ ages, work hours, health and safety conditions, environmental standards, and compliance with local laws and regulations. In addition, our owned factories must also undergo certification by the independent, nonprofit organization, Worldwide Responsible Accredited Production (“WRAP”), which promotes global ethics in manufacturing. VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF-branded goods at locations across the globe. Each of the over 2,100 independent contractor facilities, including those serving our independent licensees, must be precertified before producing any VF products. This precertification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal staff and externally contracted firms. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement, Factory Compliance Guidelines, Factory Audit Procedure and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.

Despite higher demand for raw materials and contracted production, VF did not experience difficulty in filling its raw material and contracting production needs during 2011 and does not anticipate any difficulty in 2012. We believe that we will be able to remain cost competitive in 2012 due to our scale and significance to our suppliers. Further, VF believes it will be able to offset the majority of higher product costs through: (i) increases in the prices of its products; (ii) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution; and (iii) cost reduction opportunities. The loss of any one supplier or contractor would not have a significant adverse effect on our business.

Product is shipped from our independent suppliers and VF-operated manufacturing facilities to distribution centers in the United States and international locations. In limited instances, product is shipped directly to our customers. Product is inspected, stocked and stored in our distribution centers until needed for packing and shipping to our wholesale customers or our stores. Most distribution centers are operated by VF, and some support more than one brand. Our distribution centers use computer-controlled inventory management technology for efficient tracking, moving and shipping of products. A portion of our distribution needs are met by contract distribution centers.

Seasonality

VF’s operating results vary from quarter-to-quarter throughout the year due to the differing sales patterns of our individual businesses. On a quarterly basis and excluding the effect of acquisitions, consolidated Total Revenues for 2011 ranged from a low of 21% of full year revenues in the second quarter to a high of 30% in the third quarter, while consolidated Operating Income ranged from a low of 16% in the second quarter to a high of 35% in the third quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor & Action Sports Coalition, where 19% of the Coalition’s revenues occurred in the second quarter and 33% in the third quarter of 2011. With changes in our mix of business and growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends. We expect the portion of annual revenues and profits occurring in the second half of the year to continue to increase.

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

Advertising and Customer Support

During 2011, our advertising and promotion spending was $540 million, representing 5.7% of Net Sales. We advertise in consumer and trade publications, on national and local radio, on television and on the internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print media, radio and television. We sponsor a number of athletes and personalities who promote our products, as well as sporting, musical and special events. We employ marketing sciences to optimize the impact of advertising and promotional spending and to identify the types of spending that provide the greatest return on our marketing investments.

We provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation and brand image of our products. We utilize shop-in-shops, which are separate sales areas dedicated to a specific VF brand within our customers’ stores, to help differentiate and enhance the presentation of our products. We participate in concession arrangements with department store customers in China and other international markets. In a typical concession arrangement, the department store provides a dedicated sales area, while VF owns and bears the risk of inventory ownership.

We participate in incentive programs with our retailer customers, including discounts, allowances and cooperative advertising funds. We also offer sales incentive programs directly to consumers in the form of rebate and coupon offers.

In addition to sponsorships and activities that directly benefit our products and brands, VF and its associates actively support our communities and various charities. For example, our The North Face® brand has committed to programs that encourage and enable outdoor participation, such as Planet Explore (www.planetexplore.com), the Never Stop Exploring Award, and the Explore Your Parks program. The Timberland® brand has a heritage of volunteerism, including the Path of Service™ program that offers full-time employees up to 40 hours of paid time off a year to serve their local communities. Timberland also sponsors two annual global service events, Earth Day in the spring and Serv-a-palooza in the fall, when employees provide assistance to local communities through various volunteer efforts. The Nautica® brand supports Oceana, a not-for-profit organization focused on ocean conservation. In addition, 2011 marked the sixteenth year of support for Lee National Denim Day®, one of the country’s largest single-day fund-raisers for breast cancer that has raised over $86 million to fight breast cancer since its inception. VF also supports company-wide sustainability efforts, and recognizes the “VF 100” as a means of honoring the 100 VF associates worldwide having the highest number of volunteer service hours during the year.

Other Matters

Competitive Factors

Our business depends on our ability to stimulate consumer demand for VF’s brands and products. VF is well-positioned to compete in the apparel industry by developing high quality innovative products at competitive prices that meet consumer needs, providing high service levels, ensuring the right products are on the retail sales floor to meet consumer demand, and investing significant amounts behind existing brands. We continually strive to improve in each of these areas. Many of VF’s brands have long histories and enjoy high recognition within their respective consumer segments.

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

Customers

VF products are primarily sold through our sales force and independent sales agents and distributors. VF’s customers are specialty stores, department stores, national chains and mass merchants in the United States and in international markets. Of our Total Revenues in 2011, 34% are in international markets, the majority of which are in Europe, and 19% are direct-to-consumer through VF-operated stores and e-commerce sites (including stores and internet sites in international markets).

Sales to VF’s ten largest customers, all of which are retailers based in the United States, amounted to 23% of Total Revenues in 2011, 26% in 2010 and 27% in 2009. These larger customers included (in alphabetical order) Kohl’s Corporation, Macy’s, Inc., J.C. Penney Company, Inc., Sears Holdings Corporation, Target Corporation and Wal-Mart Stores, Inc. Sales to the five largest customers amounted to approximately 18% of Total Revenues in 2011, and 21% of Total Revenues in each of 2010 and 2009. Sales to VF’s largest customer, Wal-Mart Stores, Inc., totaled 9% of Total Revenues in 2011, 10% in 2010 and 11% in 2009, the majority of which were in the Jeanswear coalition.

Employees

VF employed approximately 58,000 men and women at the end of 2011, of which approximately 23,300 were located in the United States. Approximately 640 employees in the United States are covered by collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

Backlog

The dollar amount of VF’s order backlog as of any date is not meaningful, may not be indicative of actual future shipments and, accordingly, is not material for an understanding of the business of VF taken as a whole.

Executive Officers of VF

The following are the executive officers of VF Corporation as of February 28, 2012. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

			Period Served
Name	Position	Age	In Such Office(s)
Eric C. Wiseman	Chairman of the Board Chief Executive Officer President Director	56	August 2008 to date January 2008 to date March 2006 to date October 2006 to date
Robert K. Shearer	Senior Vice President and Chief Financial Officer	60	June 2005 to date
Bradley W. Batten	Vice President — Controller and Chief Accounting Officer	56	October 2004 to date
Candace S. Cummings	Vice President — Administration and General Counsel & Secretary	64	March 1996 to date October 1997 to date
Michael T. Gannaway	Vice President — VF Direct/ Customer Teams	60	January 2008 to date
Karl Heinz Salzburger	Vice President; President — VF International	54	January 2009 to date
Steve Rendle	Vice President; Group President — Outdoor & Action Sports Americas	52	January 2011 to date
Scott Baxter	Vice President; Group President — Jeanswear Americas & Imagewear	47	January 2011 to date

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

Mr. Salzburger joined The North Face in 1997 as Chief Executive Officer of European operations and was appointed President of The North Face in 1999. Following the VF acquisition of The North Face in 2000, Mr. Salzburger served as President of VF’s international outdoor businesses from 2001 until his appointment as President of VF’s European, Middle East, Africa and Asian operations in September 2006. In January 2009, Mr. Salzburger was appointed Vice President of VF and President — VF International.

Mr. Rendle joined The North Face in 1999 and shortly afterward was promoted to Vice President of Sales. From 2004 to 2009, he served as President of The North Face. Prior to being appointed to his current role in January 2011, he served as President of VF’s Outdoor Americas businesses.

Mr. Baxter joined VF Imagewear, Inc. in 2007 as President of the Licensed Sports Group. In 2008, he was named Coalition President for the Imagewear Coalition, comprised of both the Image and the Licensed Sports group businesses.

Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2012 (“2012 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011, which information is incorporated herein by reference.

Available Information

All periodic and current reports, registration statements and other filings that VF has filed or furnished to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and public reference room at 100 F Street, NE, Washington, DC 20549 and on VF’s website at www.vfc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports may also be obtained free of charge upon written request to the Secretary of VF Corporation, P.O. Box 21488, Greensboro, NC 27420. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

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

After VF’s 2012 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on May 10, 2011.

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

The apparel industry has historically been subject to cyclical variations and is particularly affected by adverse trends in the general economy. The success of VF’s business depends on consumer spending, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, availability of credit, housing costs, stock market performance, extreme weather conditions, energy prices and tax rates in the international, national, regional and local markets where VF’s products are sold. Consumer spending advanced at a relatively slow pace during 2011 and 2010 following the recessionary conditions of 2008 and early 2009. A decline in actual or perceived economic conditions or other factors could negatively impact the level of consumer spending and have a material adverse impact on VF.

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

Fluctuations in the price, availability and quality of fabrics, leather or other raw materials used by VF in its manufactured products, or of purchased finished goods, could have a material adverse effect on VF’s cost of sales or its ability to meet its customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them, with the price of cotton currently having a significant negative impact. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields, energy prices, weather patterns and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its customers. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.

VF’s net sales depend on a volume of traffic to its stores and the availability of suitable lease space.

In order to generate customer traffic, we locate many of our stores in prominent locations within successful retail shopping centers or in fashionable shopping districts. Our stores benefit from the ability of the retail center and other attractions in an area to generate consumer traffic in the vicinity of our stores. We cannot control the development of new shopping centers or districts; the availability or cost of appropriate locations within existing or new shopping centers or districts; competition with other retailers for prominent locations; or the success of individual shopping centers or districts. All of these factors may impact our ability to meet our growth targets and could have a material adverse effect on our financial condition or results of operations.

Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. Further, if we are unable to renew or replace our existing store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our growth and profitability could be harmed. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.

The apparel industry is highly competitive, and VF’s success depends on its ability to respond to constantly changing fashion trends and consumer demand. Reduced sales or prices resulting from competition could have a material adverse effect on VF.

VF competes with numerous apparel brands and manufacturers. Some of our competitors are larger and have more resources than VF in some product categories and regions. In addition, VF competes directly with the private label brands of most of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on our ability to:

•	Anticipate and respond to changing consumer trends in a timely manner;

•	Develop attractive, innovative and high quality products that meet consumer needs;

•	Maintain strong brand recognition;

•	Price products appropriately;

•	Provide best-in-class marketing support and intelligence;

•	Ensure product availability and optimize supply chain efficiencies; and

•	Obtain sufficient retail floor space and effectively present our products at retail.

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

A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 23% of Total Revenues in fiscal 2011, with Wal-Mart Stores, Inc. accounting for 9% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. These developments could result in a reduction in the number of stores that carry VF’s products, increase ownership concentration within the retail industry, increase credit exposure or increase leverage over their suppliers. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.

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

VF may not succeed in its growth strategy.

One of our key strategic objectives is growth. We seek to grow through both organic growth and acquisitions by building new growing lifestyle brands, expanding our share with winning customers, stretching VF’s brands to new regions, managing costs, leveraging our supply chain and information technology capabilities across VF and expanding our direct-to-consumer business, including opening new stores and remodeling and expanding our existing stores. We may not be able to grow our existing businesses. We may have difficulty completing acquisitions, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration. We may not be able to expand our market share with winning customers, expand our brands geographically or achieve the expected results from our supply chain initiatives. We may have difficulty recruiting, developing or retaining qualified employees. We may not be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably. Failure to implement our growth strategy may have a material adverse effect on VF’s business.

There are risks associated with VF’s acquisitions.

Any acquisitions or mergers by VF will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the companies and the loss of key employees and customers as a result of changes in management. In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.

Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges in the future. We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities are not accurate, we may be exposed to losses that may be material.

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

Approximately 58% of VF’s 2011 net income was earned in international jurisdictions. VF is exposed to risks of changes in U.S. policy for companies having business operations outside the United States. The President and others in his Administration have proposed changes in U.S. income tax laws that could, among other things, accelerate the U.S. taxability of non-U.S. earnings or limit foreign tax credits. Although such proposals have been deferred, if new legislation were enacted, it is possible our U.S. income tax expense could increase, which would reduce our earnings.

Concerns regarding the European debt crisis, market perceptions and euro instability could adversely affect VF’s business, results of operations and financing.

VF generated approximately 20% of its Total Revenues from European countries during 2011. Concerns persist regarding the debt burden of certain countries in the Eurozone, in particular Greece, Italy, Ireland, Portugal and Spain, and their ability to meet future financial obligations, as well as the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro currency and Eurozone dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at that time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of VF’s euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally, and more specifically on the ability of VF’s customers, suppliers and lenders to finance their respective businesses.

VF uses foreign suppliers and manufacturing facilities for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.

During fiscal 2011, approximately 69% of VF’s units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in Mexico, Central and South America, the Caribbean, Europe and the Middle East. Although no single supplier and no one country is critical to VF’s production needs, any of the following could impact our ability to produce or deliver VF products and, as a result, have a material adverse effect on VF’s business, financial condition and results of operations:

•	Political or labor instability in countries where VF’s facilities, contractors and suppliers are located;

•	Political or military conflict could cause a delay in the transportation of raw materials and products to VF and an increase in transportation costs;

•	Disruption at ports of entry could cause delays in product availability and increase transportation times and costs;

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

Our business is subject to national, state and local laws and regulations for environmental, employment, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by VF or by independent suppliers who manufacture products for VF could have an adverse effect on our operations and cash flows, as well as on our reputation.

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

Failure to comply with such laws and regulations, as well as with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Any negative publicity about these types of concerns may reduce demand for VF’s merchandise. Damage to VF’s reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on VF’s results of operations, financial condition and cash flows, as well as require additional resources to rebuild VF’s reputation.

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

A growing percentage of VF’s Total Revenues (approximately 34% in 2011) is derived from international markets. VF’s foreign businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates may affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors or VF plants located in foreign countries. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.

In accordance with our operating practices, we hedge a significant portion of our foreign currency transaction exposures arising in the ordinary course of business to reduce risks in our cash flows and earnings. Our hedging strategy may not be effective in reducing all risks, and no hedging strategy can completely insulate VF from foreign exchange risk. We do not hedge foreign currency translation rate changes.

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

Particularly in 2008 and continuing to a lesser extent during the last three years, global capital and credit markets have experienced extreme volatility and disruption, with government intervention, mergers or bankruptcies of several major financial institutions, and a general decline in global liquidity. Many corporate issuers have been unable to access credit markets.

We typically use short-term commercial paper borrowings to support seasonal working capital requirements, with amounts generally repaid by the end of each year from strong cash flows from operations. VF was able to continue to borrow in the commercial paper markets during the last three years. In the future, VF may seek to access the long-term capital markets to replace maturing debt obligations or to fund acquisition or other growth opportunities. There is no assurance that the commercial paper markets or the long-term capital markets will continue to be reliable sources of financing for VF.

VF has a global revolving credit facility. One or more of the participating banks may not be able to honor their commitments, which could have an adverse effect on VF’s business.

VF has a $1.25 billion global revolving credit facility that expires in December 2016. If the financial markets return to recessionary conditions, this could impair the ability of one or more of the banks participating in our credit agreements from honoring their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

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

VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others copying its products and infringing its intellectual property rights especially with the shift in product mix to higher priced brands and innovative new products in recent years. Some of VF’s brands, such as The North Face®, Timberland®, Vans®, JanSport®, Nautica®, Wrangler® and Lee® brands, enjoy significant worldwide consumer recognition, and the higher pricing of those products creates additional risk of counterfeiting and infringement.

Counterfeiting of VF’s products or infringement on its intellectual property rights could diminish the value of our brands and adversely affect VF’s revenues. Actions we have taken to establish and protect VF’s intellectual property rights may not be adequate to prevent copying of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of VF’s products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the United States or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on VF’s ability to enforce those rights.

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

During 2011, $93.8 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

•	Obtain capital;

•	Manage its labor relations;

•	Maintain relationships with its suppliers;

•	Manage its credit risk effectively;

•	Maintain relationships with its customers; and

•	Adhere to VF’s Global Compliance Principles.

In addition, VF relies on its licensees to help preserve the value of its brands. Although we attempt to protect VF’s brands through approval rights over design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of licensed VF brands by our licensees. The misuse of a brand by a licensee could have a material adverse effect on that brand and on VF.

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

VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm VF’s ability to effectively operate its business.

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

We evaluate goodwill and nonamortizing trademark intangible assets for possible impairment at least annually. In addition, intangible assets that are being amortized are tested for impairment whenever events or circumstances indicate that their carrying value might not be recoverable. For these impairment tests, we use various valuation methods to estimate the fair value of our business units and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference. During 2010, we recognized $201.7 million of goodwill and intangible asset impairment charges.

At December 2011, VF had indefinite-lived intangible assets of approximately $2.3 billion related to trademarks and $2.0 billion of goodwill on its balance sheet. In addition, VF had approximately $0.6 billion of intangible assets that are being amortized. Goodwill and intangible assets combined represent 53% of VF’s Total Assets and 110% of Stockholders’ Equity.

It is possible that we could have an impairment charge for goodwill or trademark intangible assets in future periods if (i) overall economic conditions in 2012 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and EBITDA and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

Volatility in securities markets, interest rates and other economic factors could substantially increase VF’s defined benefit pension costs.

VF currently has unfunded obligations under its defined benefit pension plans. The funded status of the pension plans is dependent on many factors, including returns on investment assets and the discount rate used to determine pension obligations. Unfavorable returns on plan assets, a lower discount rate or unfavorable changes in the applicable laws or regulations could materially change the timing and amount of pension funding requirements, which could reduce cash available for VF’s business.

VF’s operating performance also may be negatively impacted by the amount of expense recorded for its pension plans. Pension expense is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are deferred and amortized as part of future pension expense, which can create volatility that adversely impacts VF’s future operating results.

VF’s direct-to-consumer business includes risks that could have an adverse effect on its results.

VF sells merchandise over the Internet through its websites. Its direct-to-consumer business is subject to numerous risks that could have a material adverse effect on its results. Risks include, but are not limited to, the (a) diversion of sales from VF stores, (b) difficulty in recreating the in-store experience through direct channels, (c) domestic or international resellers purchasing merchandise and reselling it overseas outside VF’s control, (d) the failure of the systems that operate the websites and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (e) liability for online content, (f) credit card fraud, and (e) risks related to VF’s direct-to-consumer distribution centers. VF’s failure to successfully respond to these risks might adversely affect sales in its Internet business, as well as damage its reputation and brands.

VF’s business and the success of its products could be harmed if VF is unable to maintain the images of its brands.

VF’s success to date has been due in large part to the growth of its brands’ images. If we are unable to timely and appropriately respond to changing consumer demand, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future.

Item 1B.    Unresolved Staff Comments.

None

Item 2.    Properties.

VF owns certain facilities used in manufacturing and distribution activities and leases a distribution center under a capital lease. Other facilities are leased under operating leases that generally contain renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs. Manufacturing, distribution and administrative facilities being utilized at the end of 2011 are summarized below by reportable segment:

	Square Footage
	Owned		Leased
Outdoor & Action Sports	1,433,000	*	4,830,000
Jeanswear	6,323,000		2,051,000
Imagewear	786,000		1,774,000
Sportswear	500,000		195,000
Contemporary Brands	220,000		264,000
Corporate and shared services	180,000		65,000

	9,442,000		9,179,000

*	Includes assets under capital lease.

Approximately 74% of the owned and leased space represents manufacturing and distribution facilities. The remainder represents administrative and showroom facilities.

In addition to the above, VF owns or leases retail locations totaling approximately 6,000,000 square feet. VF also leases 500,000 square feet of space that was formerly used in its operations but is now subleased to a third party through the end of the lease term.

Item 3.    Legal Proceedings.

There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which VF or any of its subsidiaries is a party or to which any of their property is the subject.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for VF’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The high and low sale prices of VF Common Stock, as reported on the NYSE Composite Tape in each calendar quarter of 2011, 2010, and 2009, along with dividends declared, are as follows:

	High	Low	Dividends Declared
2011
Fourth quarter	$142.50	$115.91	$0.72
Third quarter	132.82	101.74	0.63
Second quarter	109.73	91.60	0.63
First quarter	100.24	80.40	0.63

			$2.61

2010
Fourth quarter	$89.74	$78.21	$0.63
Third quarter	82.11	69.24	0.60
Second quarter	89.23	71.04	0.60
First quarter	80.99	70.25	0.60

			$2.43

2009
Fourth quarter	$79.79	$68.60	$0.60
Third quarter	73.81	53.53	0.59
Second quarter	69.72	53.27	0.59
First quarter	59.98	46.06	0.59

			$2.37

As of January 31, 2012, there were 4,143 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

Performance graph:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for the five calendar years ended December 31, 2011. The S&P 1500 Apparel Index at the end of 2011 consisted of Carter’s, Inc., Coach, Inc., Perry Ellis International, Inc., Fossil, Inc., Hanesbrands Inc., Iconix Brand Group, Inc., Liz Claiborne, Inc., Maidenform Brands, Inc., Movado Group, Inc., Oxford Industries, Inc., PVH Corp., Ralph Lauren Corporation, Quiksilver, Inc., True Religion Apparel, Inc., Under Armour, Inc., V.F. Corporation, and The Warnaco Group, Inc. The graph assumes that $100 was invested on December 31, 2006, in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of calendar years 2006 through 2011. Past performance is not necessarily indicative of future performance.

Comparison of Five Year Total Return of

VF Common Stock, S&P 500 Index and S&P 1500 Apparel Index

VF Common Stock closing price on December 31, 2011 was $126.99

TOTAL SHAREHOLDER RETURNS

	December
Company / Index	2006 Base	2007	2008	2009	2010	2011
VF CORPORATION	$100	$86.01	$70.97	$98.49	$119.48	$180.15
S&P 500 INDEX	100	105.49	66.46	84.05	96.71	98.76
S&P 1500 APPAREL INDEX	100	74.46	44.98	74.74	106.25	125.71

Issuer Purchases of Equity Securities:

The following table sets forth the repurchases of our shares of Common Stock during the fiscal quarter ended December 31, 2011:

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 2 — October 29, 2011	—	$—	—	6,496,096
October 30 — November 26, 2011	3,500	136.96	3,500	6,492,596
November 27 — December 31, 2011	—	—	—	6,492,596

Total	3,500		3,500

(1)	During the quarter, no shares of Common Stock were purchased under VF’s share repurchase program. VF purchased 3,500 shares of Common Stock in connection with VF’s deferred compensation plans. We currently plan to repurchase at least 2 million shares in 2012 and will continue to evaluate future share purchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.

Item 6.    Selected Financial Data.

The following table sets forth selected consolidated financial data for the five years ended December 31, 2011. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Notes” included in this report. Historical results presented herein may not be indicative of future results.

	2011	2010	2009	2008	2007
	Dollars and shares in thousands, except per share amounts
Summary of Operations(1)
Total revenues	$9,459,232	$7,702,589	$7,220,286	$7,642,600	$7,219,359
Operating income	1,244,791	820,860	736,817	938,995	965,441
Income from continuing operations attributable to VF Corporation	888,089	571,362	461,271	602,748	613,246
Discontinued operations attributable to VF Corporation	—	—	—	—	(21,625)
Net income attributable to VF Corporation	888,089	571,362	461,271	602,748	591,621

Earnings (loss) per common share attributable to VF Corporation common stockholders — basic
Income from continuing operations	$8.13	$5.25	$4.18	$5.52	$5.55
Discontinued operations	—	—	—	—	(0.20)
Net income	8.13	5.25	4.18	5.52	5.36
Earnings (loss) per common share attributable to VF Corporation common stockholders — diluted
Income from continuing operations	$7.98	$5.18	$4.13	$5.42	$5.41
Discontinued operations	—	—	—	—	(0.19)
Net income	7.98	5.18	4.13	5.42	5.22
Dividends per share	2.61	2.43	2.37	2.33	2.23
Dividend payout ratio(2) (7)	32.7%	37.6%	46.0%	43.0%	42.7%

Financial Position
Working capital	$1,521,912	$1,716,585	$1,536,773	$1,640,828	$1,510,742
Current ratio	1.9	2.5	2.4	2.6	2.3
Total assets	$9,313,126	$6,457,556	$6,473,863	$6,433,868	$6,446,685
Long-term debt	1,831,781	935,882	938,494	1,141,546	1,144,810
Stockholders’ equity	4,525,175	3,861,319	3,813,285	3,557,245	3,578,555
Debt to total capital ratio(3)	31.9%	20.2%	23.7%	25.2%	26.4%
Average number of common shares outstanding	109,287	108,764	110,389	109,234	110,443
Book value per common share	$40.93	$35.77	$34.58	$32.37	$32.58

Other Statistics(4)
Operating margin(7)	13.2%	13.3%	11.9%	12.3%	13.4%
Return on invested capital(5) (6) (7)	15.8%	15.6%	12.6%	13.5%	14.8%
Return on average stockholders’ equity(6) (7)	22.0%	20.1%	17.2%	18.2%	19.7%
Return on average total assets(6) (7)	11.9%	11.8%	9.6%	10.0%	11.1%
Cash provided by operations	$1,081.371	$1,001,282	$973,485	$679,472	$833,629
Cash dividends paid	285,722	264,281	261,682	255,235	246,634

(1)

Operating results for 2010 include a noncash charge for impairment of goodwill and intangible assets — $201.7 million (pretax) in operating income and $141.8 million (aftertax) in income from continuing operations and net income attributable to VF Corporation, $1.30 basic earnings per share and $1.29 diluted earnings per share. Operating results for 2009 include a noncash charge for impairment of goodwill and intangible assets — $122.0 million (pretax) in operating income and $114.4 million (aftertax) in income from continuing operations and net income attributable to VF Corporation, $1.04 basic earnings per share and $1.03 diluted earnings per share.
(2)	Dividends per share divided by the total of income from continuing and discontinued operations per diluted share (excluding the effect of the charges for impairment of goodwill and intangible assets in 2010 and 2009).
(3)	Total capital is defined as stockholders’ equity plus short-term and long-term debt.
(4)	Operating statistics are based on continuing operations (excluding the effect of the charges for impairment of goodwill and intangible assets in 2010 and 2009).
(5)	Invested capital is defined as average stockholders’ equity plus average short-term and long-term debt.
(6)	Return is defined as income from continuing operations before net interest expense, after income taxes.
(7)	Information presented for 2010 and 2009 excludes the impairment charges for goodwill and intangible assets. This information is a non-GAAP measure as discussed in "Non-GAAP Financial Information" in Item 7, herein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

VF Corporation (“VF”) is a worldwide leader in branded lifestyle apparel, footwear and related products. Management’s vision is to grow VF by building leading lifestyle brands that excite consumers around the world. Lifestyle brands, representative of the activities that consumers aspire to, generally extend across multiple geographic markets and product categories and therefore have greater opportunities for growth.

VF owns a diverse portfolio of brands with strong market positions in many product categories. VF has a broad customer base, and distributes products through leading specialty stores, upscale and traditional department stores, national chains and mass merchants, plus direct-to-consumer channels.

VF’s businesses are grouped by product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments, as described below:

Coalition	Principal Brands

Outdoor & Action Sports	The North Face®, Vans®, Timberland®, JanSport®, Kipling® (outside North America), Napapijri®, Reef®, Eastpak®, lucy®, Eagle Creek®, SmartWool®

Jeanswear	Wrangler®, Lee®, Riders®, Rustler®, Timber Creek by Wrangler®

Imagewear	Red Kap®, Bulwark®, Majestic®

Sportswear	Nautica®, Kipling® (within North America)

Contemporary Brands	7 For All Mankind®, John Varvatos®, Splendid®, Ella Moss®

Highlights of 2011

•

On September 13, 2011, VF acquired The Timberland Company (“Timberland”) for $2.3 billion. This acquisition is the largest in VF’s history and added the Timberland® and SmartWool® brands to VF’s portfolio.

•	2011 revenues grew to a record $9,459.2 million, an increase of 23% over the prior year, comprised of 14% organic growth and 9% growth from the addition of Timberland.

•

International revenues grew 41% over the prior year and accounted for 34% of total revenues compared with 30% in 2010. With more than half of its revenues from international markets, the Timberland acquisition accounted for 17 percentage points of the total international revenue growth in 2011.

•	VF’s businesses in Asia continued to experience significant growth, with revenues up 64% over the prior year, comprised of 38% organic growth and 26% growth from the addition of Timberland.

•

Direct-to-consumer revenues increased 29% over 2010 and accounted for 19% of VF’s total revenues. The Timberland acquisition accounted for approximately one-half of the direct-to-consumer revenue growth in 2011.

•

Adjusted earnings per share increased 27% to $8.20 in 2011 from $6.46 in 2010. On a GAAP basis, earnings per share increased over 54% to a record $7.98 in 2011 from $5.18 in 2010. (All per share amounts are presented on a diluted basis.)

•	Cash flow from operations reached a record $1,081.4 million in 2011.

•

VF issued $900.0 million of term debt along with short-term borrowings and cash on hand to fund the Timberland acquisition. The term debt is comprised of $500.0 million of 3.50% fixed rate notes due in 2021 and $400.0 million of floating rate notes due in 2013. The floating rate notes bear interest at the three-month LIBOR rate, plus .75%. All of the short-term borrowings related to the Timberland acquisition were repaid by year-end, and the debt-to-total capital ratio was 32% at year-end.

•	VF increased the quarterly dividend rate by 14%, which marks the 39th consecutive year of increase in dividends paid per share.

•	During the fourth quarter of 2011, VF purchased the remaining interest in its joint venture in India.

Adjusted Amounts — Excluding Timberland Acquisition Expenses and Impairment Charges

The discussions in this section refer to adjusted amounts that exclude transaction and restructuring expenses related to the Timberland acquisition in 2011 and impairment charges for goodwill and intangible assets in 2010. Management believes that this adjusted information is a relevant measurement of our operating financial performance. Refer to the “Non-GAAP Financial Information” section below for further discussion and a reconciliation of GAAP measures to adjusted amounts. All numbers herein are reported under GAAP unless noted otherwise.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in Total Revenues during the last two years:

In millions	2011 Compared with 2010	2010 Compared with 2009
Total revenues — prior year	$7,702.6	$7,220.3
Organic growth	938.5	462.9
Acquisition in current year	712.9	28.2
Acquisition in prior year (to anniversary date)	5.4	12.5
Impact of foreign currency translation	99.8	(21.3)

Total revenues — current year	$9,459.2	$7,702.6

Total Revenues consist of Net Sales of products and Royalty Income from licensees. Revenues grew 23% in 2011 over 2010 with a 42% increase in the Outdoor & Action Sports businesses, driven by organic growth and the Timberland acquisition. Revenues in the Imagewear and Contemporary Brands businesses grew 13% and 11%, respectively, over the 2010 levels. Sportswear revenues in 2011 grew 9% over the prior year, and Jeanswear revenues increased 8%.

Revenues in 2010 increased 7% over 2009 with 14% growth in the Outdoor & Action Sports businesses. Revenues also increased in most other businesses in 2010, but not to the same extent as the Outdoor & Action Sports businesses. Additional details on revenues are provided in the section titled “Information by Business Segment.”

Translating a foreign entity’s financial statements from its functional currency into the U.S. dollar, VF’s reporting currency, has an impact on VF’s reported operating results. A weaker U.S. dollar in relation to the functional currencies of those countries where VF conducts its international business (primarily in Europe/euro-based countries) positively impacted revenue comparisons by $100 million in 2011 relative to 2010, while a stronger dollar negatively impacted revenue comparisons by $21 million in 2010 relative to 2009. The weighted average translation rates for the euro were $1.39, $1.33 and $1.39 per euro for 2011, 2010 and 2009, respectively. If the U.S. dollar remains at the exchange rate in effect at the end of December 2011 ($1.30 per euro), reported revenues in 2012 will be negatively impacted compared with 2011.

The following table presents the percentage relationship to Total Revenues for components of the Consolidated Statements of Income:

	2011	2010	2009
Gross margin (total revenues less cost of goods sold)	45.8%	46.7%	44.3%
Marketing, administrative and general expenses	32.6	33.4	32.4
Impairment of goodwill and intangible assets	—	2.6	1.7

Operating income	13.2%	10.7%	10.2%

The 0.9% decline in gross margin rate in 2011 from 2010 was driven by a 1.9% net negative impact from higher product costs that were not fully offset by pricing increases, which was partially offset by an increased percentage of revenues coming from higher gross margin businesses, including the Outdoor & Action Sports, international and direct-to-consumer businesses. In addition, the 2011 gross margin benefited by 0.3% from (i) the gain on closure of a European jeanswear facility in the second quarter of 2011, (ii) restructuring expenses incurred during the first quarter of 2010 to reduce product costs that did not recur in 2011 and (iii) the change in inventory accounting policy discussed in Note A to the Consolidated Financial Statements.

The gross margin rate expanded 2.4% in 2010 over 2009, with approximately 1.3% of the improvement due to (i) an increased percentage of revenues coming from higher gross margin businesses, including the Outdoor & Action Sports, international and direct-to-consumer operations, and (ii) other areas of operational improvements, including retail and inventory efficiencies. The remaining 1.1% improvement resulted from product cost reductions.

The lower ratio of Marketing, Administrative and General Expenses as a percentage of Total Revenues in 2011, compared with 2010, was driven by leverage of operating expenses on higher revenues. The 2011 ratio also included 0.4% of one-time expenses related to the Timberland acquisition.

Marketing, Administrative and General Expenses as a percent of revenues increased 1.0% in 2010 over 2009 due to increased marketing spending in 2010 and 0.4% due to stronger growth in the direct-to-consumer business, which has a higher expense ratio to revenues than the wholesale business. These increases were partially offset by lower domestic pension expense, which reduced the ratio by 0.6% in 2010 compared with 2009.

Operating margins increased to 13.2% in 2011 from 10.7% in 2010. Adjusted operating margins were 13.5% in 2011 vs. 13.3% in 2010.

VF completed its annual impairment testing for goodwill and indefinite-lived trademark intangible assets in the fourth quarter of 2011 as part of its strategic planning process. This assessment considered current and expected economic conditions, trends and forecasted business unit cash flows, and assumptions representative of those that market participants would make in valuing VF’s business units. Based on the results of this testing, VF management concluded that no impairment charges were required in 2011. As a result of an impairment review in the fourth quarter of 2010, VF management determined that the carrying values of its goodwill and trademark intangible assets at its 7 For All Mankind® business unit exceeded their respective fair values. Accordingly, VF recorded a noncash impairment charge in 2010 totaling $201.7 million ($141.8 million net of related income tax benefits) to reduce the carrying values of goodwill and the trademark intangible assets to their fair values. This charge represented all of the recorded goodwill for the 7 For All Mankind® business unit and 40% of the combined goodwill and nonamortized trademark balances for this business unit. Similarly, as a result of VF’s annual impairment testing in the fourth quarter of 2009, VF management determined that the carrying values of goodwill at its Reef®, lucy® and Nautica® business units and trademark intangible assets at its Reef® and lucy® business units exceeded their respective fair values. Accordingly, VF recorded noncash impairment charges in 2009 totaling $122.0 million ($114.4 million net of related income tax benefits) to reduce these carrying values to their fair values. Of this total, Reef® represented $36.7 million, lucy® represented $26.8 million and Nautica® represented $58.5 million (23%, 26% and 14%, respectively, of each businesses’ combined goodwill and nonamortized trademark intangible asset balances). For additional information, see Notes F, G and T to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section below.

Net interest expense decreased $2.6 million in 2011 from 2010 due primarily to (i) the repayment of $200.0 million of long-term notes that matured in late 2010 and (ii) higher interest rates earned on cash and equivalents held in foreign jurisdictions, offset by incremental interest expense on short and long-term borrowings to fund the Timberland acquisition. Net interest expense decreased $8.3 million in 2010 from 2009 due to reduced short-term borrowing levels and the repayment of $200.0 million of notes that matured in 2010.

Average interest-bearing debt outstanding totaled $1,656 million for 2011, $1,136 million for 2010, and $1,364 million for 2009, with Short-term Borrowings representing 24.0%, 4.0% and 16.2% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 4.5% for 2011, 6.6% for 2010 and 6.1% for 2009. The decrease in the weighted average interest rate in 2011 resulted from the issuance of new long-term notes, commercial paper and borrowings under the international facility, all bearing lower interest rates than prior issuances. The increase in the weighted average interest rate in 2010 over 2009 resulted from a reduction in commercial paper borrowings, which bear lower interest rates.

VF recognized a $5.7 million gain in Miscellaneous Income during 2010 from remeasuring the previous 50% investment in the Vans Mexico joint venture upon acquiring the remaining 50% interest. The remainder of the increase in Miscellaneous, Net expense in 2011 over 2010 was due to higher foreign currency exchange losses.

The effective income tax rate for 2011 was 23.6%, which included $14.3 million in net tax benefit related to settlements of prior years’ tax audits and prior years’ tax filings, $9.4 million of tax benefit related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations and $16.6 million in income tax benefit related to the release of valuation allowances in foreign jurisdictions. These items together lowered the 2011 annual tax rate by 3.5%. In addition, the 2011 effective income tax rate benefited from a higher percentage of income in lower tax rate jurisdictions compared with 2010 and 2009. During 2011, the international effective tax rate was approximately 10.2%.

The tax rates for 2009 and 2010 (excluding impairment charges) were 26.2% and 24.9%, respectively. During 2009, VF recorded a tax benefit of $17.5 million related to favorable outcomes of U.S. state tax audits and from expirations of statutes of limitations in several U.S. state and international jurisdictions where accruals for uncertain tax positions had been recorded. These items lowered the 2009 annual tax rate by 2.3%. During

2010, VF recorded $20.5 million of tax benefit related to prior years’ refund claims and tax credits and $5.6 million of tax benefit related to expirations of statutes of limitations in international jurisdictions where accruals for uncertain tax positions had been recorded. These items together lowered the 2010 annual tax rate by 2.7%. The 2010 effective income tax rate benefited from a higher percentage of income in lower tax rate jurisdictions compared with 2009.

Net Income Attributable to VF Corporation for 2011 increased to $888.1 million ($7.98 per share), compared with $571.4 million ($5.18 per share) in 2010. Adjusted earnings per share were $8.20 in 2011 and $6.46 in 2010, an increase of 27%. The increase in earnings per share in 2011 resulted from improved operating performance, as discussed in the “Information by Business Segment” section below. In addition, earnings per share in 2011 benefited by (i) $0.38 per share from the Timberland acquisition (which included $0.22 per share in acquisition-related expenses), (ii) $0.14 per share from the impact of foreign currency translation, (iii) $0.09 per share in restructuring expenses incurred in the first quarter of 2010 that did not recur in 2011, (iv) $0.07 per share from the gain on a facility closure and (v) $0.04 per share from a change in inventory accounting.

Net Income Attributable to VF Corporation increased to $571.4 million in 2010 from $461.3 million in 2009, while earnings per share increased to $5.18 in 2010 from $4.13 in 2009. Adjusted earnings per share were $6.46 in 2010 and $5.16 in 2009. The increase in earnings per share in 2010 over 2009 resulted from improved operating performance, as discussed in the “Information by Business Segment” section below, and lower domestic pension expense, which benefited earnings per share in 2010 by $0.20. These benefits were partially offset by cost reduction actions that negatively impacted earnings per share in 2010 by $0.09.

Information by Business Segment

Management at each of the coalitions has direct control over and responsibility for its revenues and operating income, hereinafter termed “Coalition Revenues” and “Coalition Profit”, respectively. VF management evaluates operating performance and makes investment and other decisions based on available opportunities and analysis of Coalition Revenues and Coalition Profit. Common costs such as information systems processing, retirement benefits and insurance are allocated to the coalitions based on appropriate metrics such as usage or number of employees.

The following tables present a summary of the changes in Total Revenues and Coalition Profit by coalition during the last two years:

In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition Revenues — 2009	$2,806.1	$2,522.5	$865.5	$498.3	$417.7	$110.2	$7,220.3
Organic growth (decline)	401.5	5.8	38.6	(0.5)	13.4	4.1	462.9
Acquisition in current year	28.2	—	—	—	—	—	28.2
Acquisition in prior year (to anniversary date)	—	—	—	—	12.5	—	12.5
Impact of foreign currency translation	(31.1)	9.3	5.3	—	(4.9)	0.1	(21.3)

Coalition Revenues — 2010	3,204.7	2,537.6	909.4	497.8	438.7	114.4	7,702.6
Organic growth (decline)	570.2	171.3	112.5	45.7	41.6	(2.8)	938.5
Acquisition in current year	712.9	—	—	—	—	—	712.9
Acquisition in prior year (to anniversary date)	5.4	—	—	—	—	—	5.4
Impact of foreign currency translation	68.8	22.9	3.3	—	4.8	—	99.8

Coalition Revenues — 2011	$4,562.0	$2,731.8	$1,025.2	$543.5	$485.1	$111.6	$9,459.2

In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition Profit — 2009	$492.9	$370.9	$87.5	$52.0	$50.8	$1.2	$1,055.3
Organic growth (decline)	141.6	54.9	22.9	0.4	(37.6)	(1.3)	180.9
Acquisition in current year	6.4	—	—	—	—	—	6.4
Acquisition in prior year (to anniversary date)	—	—	—	—	1.9	—	1.9
Impact of foreign currency translation	(4.2)	6.1	0.8	—	(1.1)	0.1	1.7

Coalition Profit — 2010	636.7	431.9	111.2	52.4	14.0	—	1,246.2
Organic growth (decline)	105.8	(22.0)	33.7	3.9	21.8	(1.1)	142.1
Acquisition in current year	71.6	—	—	—	—	—	71.6
Acquisition in prior year (to anniversary date)	0.6	—	—	—	—	—	0.6
Impact of foreign currency translation	13.5	3.3	0.8	—	0.1	—	17.7

Coalition Profit — 2011	$828.2	$413.2	$145.7	$56.3	$35.9	$(1.1)	$1,478.2

The following section discusses changes in revenues and profitability by coalition:

Outdoor & Action Sports:

				Percent Change
Dollars in millions	2011	2010	2009	2011	2010
Coalition Revenues	$4,562.0	$3,204.7	$2,806.1	42.4%	14.2%
Coalition Profit	828.2	636.7	492.9	30.1%	29.2%
Operating Margin	18.2%	19.9%	17.6%

This coalition consists of VF’s outdoor and action sports-related businesses, including The North Face®, Vans®, Timberland®, Kipling®, SmartWool®, JanSport®, Eastpak®, Napapijri®, Reef®, lucy® and Eagle Creek®.

The Outdoor & Action Sports Coalition achieved record revenues and operating income in 2011. Global revenues for this coalition increased 42% over 2010, reflecting 20% organic growth and 22% growth from the Timberland acquisition. Outdoor & Action Sports revenues in the Americas increased 31% over 2010 and international revenues rose 63%, with approximately one-half of the growth in each of the geographies coming from the Timberland acquisition. Of the 30% increase in international organic revenues, 6% was attributable to foreign currency translation. Nearly all Outdoor & Action Sports brands achieved double-digit growth in the year, with the two largest brands — The North Face® and Vans® — achieving global revenue growth of 21% and 23%, respectively. In addition, revenues of the Kipling®, Eastpak®, Reef® and Napapijri® brands increased 24%, 21%, 17% and 15%, respectively. Coalition revenues in Asia increased 93%, with over 50 percentage points of the growth due to the Timberland acquisition. Direct-to-consumer revenues in the coalition rose 44% in 2011 over 2010 with approximately 25 percentage points of the increase from the Timberland acquisition. Direct-to-consumer revenue growth was also driven by new store openings, comp store revenue growth and an expanding e-commerce business with increases of 26% and 17% in The North Face® and Vans® direct-to-consumer businesses, respectively.

The 14% increase in revenues in 2010 over 2009 was driven by growth in The North Face® and Vans® brands of 18% and 20%, respectively. These brands experienced growth in both domestic and international markets. Direct-to-consumer revenues for this coalition rose 20% in 2010 over 2009, with double-digit growth in

The North Face®, Vans®, Kipling®, Napapijri® and lucy® retail businesses as the coalition benefited from new store openings, growth in comp store sales and expansion of the e-commerce business. Revenues in Asia increased 31% in 2010 over the prior year.

Operating margin declined in 2011, compared with 2010, due primarily to the Timberland acquisition. Excluding the operating results of Timberland and its acquisition-related expenses, operating margin in 2011 was 19.7%, compared with 19.9% in 2010.

The operating margin improvement in 2010 over 2009 was driven by (i) a 2.5% increase in gross margin, reflecting improvements in retail store performance and improved profitability on the disposal of distressed inventories, and (ii) leverage of operating expenses on higher revenues. These operating margin improvements were partially offset by a significant increase in marketing spending that negatively impacted operating margin comparisons by 1.2% in 2010 compared with 2009.

Jeanswear:

				Percent Change
Dollars in millions	2011	2010	2009	2011	2010
Coalition Revenues	$2,731.8	$2,537.6	$2,522.5	7.7%	0.6%
Coalition Profit	413.2	431.9	370.9	(4.3)%	16.5%
Operating Margin	15.1%	17.0%	14.7%

The Jeanswear Coalition consists of the global jeanswear businesses, led by the Wrangler® and Lee® brands.

Domestic jeanswear revenues increased 4% in 2011 over 2010 with unit pricing contributing to 8% revenue growth, offset by a 4% reduction in unit volumes. The domestic jeanswear growth was led by increases in the western and Lee® businesses of 11% and 8%, respectively. Mass market revenues in 2011 were flat with 2010 levels. International jeanswear revenue growth in 2011 was 17%, of which 3% was due to the impact of foreign currency translation. Asia revenues rose by 37%, and Mexico, Canada and Latin America each had double-digit growth. European jeanswear revenues increased 6%, with approximately two-thirds of the increase attributable to favorable foreign currency translation.

Domestic jeanswear revenues increased 2% in 2010 over 2009, with 3% growth in both the Wrangler® and Lee® brands reflecting the positive impact of new products introduced during the year. International jeanswear revenues, including Europe, Canada, Mexico, Latin America and Asia, declined 3% in 2010, with lower revenues in Europe partially offset by 36% revenue growth in Asia and double-digit growth in all other foreign markets. The decline in Europe resulted primarily from the decision in 2009 to exit the mass market jeans business in Europe, as well as continued difficult business conditions in the overall European jeanswear market.

The decline in operating margin in 2011 from 2010 was driven by higher product costs that were not fully offset by pricing increases within the domestic jeanswear businesses. The operating margin in 2011 benefited by 0.4% from the gain on a facility closure in 2011 and 0.4% from restructuring expenses in 2010 that did not recur in 2011.

The improvement in operating margin in 2010 over 2009 resulted from a 2.6% higher gross margin reflecting (i) lower product costs, particularly in the U.S. jeanswear businesses, and (ii) lower levels of and improved profitability on the disposal of distressed inventories. Operating margin comparisons in 2010 also benefited from the 2009 exit of the European mass market jeans business, which had operating margins that were well below the coalition average. These benefits were partially offset by increased marketing spending and charges for cost reduction actions that negatively impacted 2010 operating margin comparisons by 0.8% and 0.4%, respectively.

Imagewear:

				Percent Change
Dollars in millions	2011	2010	2009	2011	20110
Coalition Revenues	$1,025.2	$909.4	$865.5	12.7%	5.1%
Coalition Profit	145.7	111.2	87.5	31.1%	27.1%
Operating Margin	14.2%	12.2%	10.1%

The Imagewear Coalition consists of VF’s Image business (occupational apparel and uniforms) and Licensed Sports business (licensed high profile athletic apparel).

Image business revenues increased 19% in 2011 over 2010, driven by strength in the protective apparel and industrial uniform business. Revenues in the Licensed Sports business rose 6% due to continued growth in the National Football League licensed apparel business, including positive response to an expanded women’s apparel offering.

Image business revenues increased 8% in 2010 over 2009 due to strength in the industrial and protective sectors resulting from the gradual economic recovery and the competitive advantage of its quick response service model. Licensed Sports revenues increased 3% in 2010 over 2009 due primarily to growth in the licensed National Football League business.

The improvement in operating margin in 2011 over 2010 resulted from a more favorable mix of business, which led to a higher gross margin of 0.8%, and leverage of operating expenses on higher revenues.

Operating margin increased 1.5% in 2010 over 2009 due to a higher gross margin, resulting primarily from an improved mix of business. The remainder of the increase was driven by leverage of operating expenses on higher revenues.

Sportswear:

				Percent Change
Dollars in millions	2011	2010	2009	2011	2010
Coalition Revenues	$543.5	$497.8	$498.3	9.2%	(0.1)%
Coalition Profit	56.3	52.4	52.0	7.5%	0.7%
Operating Margin	10.4%	10.5%	10.4%

The Sportswear Coalition consists of the Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports Coalition).

Nautica® brand revenues increased 5% in 2011 over 2010 with unit pricing driving the majority of the growth. Revenues increased in both the Nautica® men’s wholesale sportswear and direct-to-consumer businesses. Kipling® brand revenues increased 56%, reflecting significant increases in both the wholesale and direct-to-consumer businesses.

Sportswear Coalition Revenues were flat in 2010 compared with 2009. A 2% decline in Nautica® brand revenues during 2010 due to lower volume in owned outlet stores was offset by 30% growth in Kipling® brand revenues, reflecting significant increases in both the wholesale and direct-to-consumer businesses.

Operating margin was flat in 2011 compared with 2010 due to the impact of higher product costs being offset by (i) a higher percentage of Kipling® revenues, which have higher margins than the coalition average and (ii) leverage of operating expenses on higher revenues.

Operating margin was flat in 2010 compared with 2009. Gross margin improved by 0.7% due to (i) lower markdown activity in the department and outlet store channels, (ii) lower levels of excess inventory coming into 2010 and (iii) a higher percentage of Kipling® revenues, which have stronger margins than the coalition average. The gross margin improvement was offset by increased marketing spending.

Contemporary Brands:

				Percent Change
Dollars in millions	2011	2010	2009	2011	2010
Coalition Revenues	$485.1	$438.7	$417.7	10.6%	5.0%
Coalition Profit	35.9	14.0	50.8	156.4%	(72.4)%
Operating Margin	7.4%	3.2%	12.2%

This coalition consists of the 7 For All Mankind® brand of premium denim jeanswear and related apparel, the John Varvatos® luxury apparel collection for men and the Splendid® and Ella Moss® apparel brands.

Domestic and international revenues rose 11% and 8% in 2011 over 2010, respectively, with double-digit revenue growth in the Splendid®, Ella Moss® and John Varvatos® brands. Global 7 For All Mankind® revenues increased 4% in 2011 over 2010, with growth both domestically and internationally. New stores, comp store revenue growth and higher e-commerce revenues drove 34% growth in direct-to-consumer revenues for this coalition in 2011.

The growth in Coalition Revenues in 2010 resulted from the 2009 acquisition of the Splendid® and Ella Moss® brands, which contributed an incremental $24 million in revenues in 2010, and 10% revenue growth in the John Varvatos® business. These increases were partially offset by a 3% decrease in global 7 For All Mankind® brand revenues, reflecting volume declines due to challenging conditions in the premium denim market.

The improvement in operating margin in 2011 compared with 2010 resulted from (i) a lower, more normalized volume of distressed inventory sales, (ii) the write-off of fixtures at eight underperforming stores in 2010 that did not recur in 2011 and (iii) strong comp store sales performance. These increases were partially offset by investments in new retail stores and increased marketing spending.

The decline in operating margin in 2010 compared with 2009 was driven by (i) investments in new 7 For All Mankind® retail stores, (ii) increased marketing spending, (iii) the write-off of fixtures at eight underperforming retail stores that had been opened in previous years, (iv) higher volumes of distressed inventory sales, at lower gross margin, and (v) the favorable resolution of a value-added tax and duty matter during 2009 that did not recur in 2010. These decreases were partially offset by improved operating results in the John Varvatos® business, which had a positive operating margin in 2010 as compared with operating losses in all prior years.

Other:

				Percent Change
Dollars in millions	2011	2010	2009	2011	2010
Revenues	$111.6	$114.4	$110.2	(2.5)%	3.8%
Profit	(1.1)	—	1.2
Operating Margin	(1.0)%	0.0%	1.1%

VF operates outlet stores in the United States that sell VF and other branded products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this Other category. Revenues and profit in the Other business segment for 2011 were flat with both 2010 and 2009.

Reconciliation of Coalition Profit to Consolidated Income Before Income Taxes:

There are three types of costs necessary to reconcile total Coalition Profit, as discussed in the preceding paragraphs, to Income Before Income Taxes. These costs are as follows:

Impairment of Goodwill and Trademarks and Interest Expense, Net were discussed in the previous “Consolidated Statements of Income” section. Impairment of Goodwill and Trademarks is excluded from Coalition Profit as it represents charges that are not part of the ongoing operations of the respective businesses. See the “Non-GAAP Financial Information” section below. Interest is excluded from Coalition Profit because substantially all financing costs are managed at the corporate office and are not under the control of coalition management.

Corporate and Other Expenses consists of corporate headquarters’ and similar costs that are not apportioned to the operating coalitions. These expenses are summarized as follows:

In millions	2011	2010	2009
Information systems and shared services	$200.9	$185.2	$164.7
Less costs apportioned to coalitions	(151.2)	(143.7)	(143.7)

	49.7	41.5	21.0
Corporate headquarters’ costs	124.5	110.9	72.6
Trademark maintenance and enforcement	16.1	12.1	11.1
Other	50.4	54.3	90.3

Corporate and Other Expenses	$240.7	$218.8	$195.0

Information Systems and Shared Services — Include the costs of management information systems and the centralized finance, supply chain, human resources and customer management functions that support worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services, such as minutes of computer processing time, number of transactions or number of users. Costs to develop new computer applications that will be used across VF are not allocated to the coalitions. The increase in information systems and shared services costs in 2011 from 2010 resulted from the overall growth of the businesses, increased spending related to reconfiguring the Western Hemisphere sourcing organization and costs associated with changing third-party data center providers.

Corporate Headquarters’ Costs — Headquarters’ costs include compensation and benefits of corporate management and staff, legal and professional fees, and administrative and general expenses, which are not apportioned to the coalitions. The increase in corporate headquarters’ costs in 2011 over 2010 resulted from expenses associated with the Timberland acquisition and higher levels of corporate spending to support overall business growth. The increase in 2010 from 2009 was primarily driven by higher incentive compensation, increased contributions to the VF Foundation and higher investments in strategy and innovation.

Trademark Maintenance and Enforcement — Include legal and other costs associated with registering, maintaining and enforcing the majority of VF’s trademarks, plus the costs of licensing administration. These costs are controlled by a centralized trademark and licensing staff and are not allocated to the coalitions. The increase in expenses in 2011 over 2010 resulted from foreign currency exchange losses on hedging contracts related to royalty arrangements.

Other — This category includes (i) costs that result from corporate programs or corporate-managed decisions that are not allocated to the business units for internal management reporting, (ii) adjustments to convert the earnings of certain business units using the FIFO inventory valuation method for internal reporting to the LIFO method for consolidated financial reporting (prior to 2011) and (iii) other consolidating adjustments, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. Coalition Profit of the business units includes only their current year service cost component of pension expense. Pension costs totaling $33.8 million for 2011, $46.9 million for 2010 and $83.1 million in 2009, primarily representing amortization of deferred actuarial losses, were recorded in “other” expenses above. Other Expenses in 2011 were reduced by $8.0 million from an inventory accounting change from LIFO to FIFO and in 2010 were reduced by a $5.7 million gain related to the acquisition of Vans Mexico. See also Notes A and Q to the Consolidated Financial Statements.

Analysis of Financial Condition

Balance Sheets

The Timberland acquisition significantly impacted the December 2011 Consolidated Balance Sheet. Accordingly, the table below presents the December 2011 balance sheet accounts excluding the Timberland balances at that date so that the remaining VF balances are comparable with the December 2010 balances.

	December 2011
In millions	As Reported	Timberland	VF excluding Timberland	December 2010
Accounts Receivable	$1,120.2	$228.9	$891.3	$773.1
Inventories	1,453.6	250.9	1,202.7	1,070.7
Other Current Assets	166.1	23.2	142.9	121.8
Property, Plant and Equipment	737.5	82.1	655.4	602.9
Intangible Assets and Goodwill	4,981.9	2,410.2	2,571.7	2,657.6
Short-term Borrowings	281.7	—	281.7	36.6
Accounts Payable	637.1	76.0	561.1	511.0
Accrued Liabilities	744.5	141.1	603.4	559.2
Total Long-term Debt	1,834.5	—	1,834.5	938.6
Other Liabilities	1,290.1	669.6	620.5	550.9

Unless noted otherwise, the discussion that follows relates to VF’s businesses excluding the Timberland balances at December 2011.

Accounts Receivable at December 2011 increased over December 2010 due to significant growth in wholesale revenues near the end of the fourth quarter of 2011. In addition, there was a slight increase in days’ sales outstanding compared with the prior year, reflecting a higher percentage of revenues in international jurisdictions where payment terms are substantially longer than those of the U.S. businesses.

Inventories increased 12% at December 2011 over December 2010, with 9 percentage points of the increase due to higher product costs and expected revenue growth in the first quarter of 2012 compared with the prior year period.

Other Current Assets at December 2011 increased over December 2010 due primarily to higher levels of unrealized gains on hedging contracts.

Property, Plant and Equipment at the end of 2011 was higher than at December 2010, as a result of capital spending in excess of depreciation expense.

Total Intangible Assets and Goodwill decreased at December 2011 from December 2010 due to the amortization of intangible assets and the impact of foreign currency translation.

Short-term Borrowings were $281.7 million at December 2011, as compared to $36.6 million at December 2010, due to the use of funds associated with the Timberland acquisition and to support the overall growth of VF’s businesses. See the “Liquidity and Cash Flows” section below.

The increase in Accounts Payable at December 2011 compared with December 2010 resulted from the timing of inventory purchases and other payments.

The increase in Accrued Liabilities at December 2011 over December 2010 was driven primarily by overall growth of VF’s businesses.

Long-term Debt at December 2011 increased from December 2010 due to the issuance of $900.0 million of term debt to provide funding for the Timberland acquisition.

Other Liabilities increased at December 2011 from December 2010 due to an increase in the underfunded status of the defined benefit pension plans at the end of 2011, as discussed in the following paragraph, partially offset by lower deferred income tax liabilities.

The funded status of the defined benefit pension plans is reflected in the balance sheet as the excess (or deficiency) of pension plan assets compared with projected benefit obligations payable to plan participants. The underfunded status of the defined benefit pension plans, recorded in Other Liabilities, was $402.7 million at the end of 2011, compared with $207.4 million at the end of 2010. The funded status declined in 2011 because the plans’ projected benefit obligations grew, primarily due to a decline in the discount rate used to value those liabilities, while there was little earnings growth in the plans’ assets. See the “Critical Accounting Policies and Estimates” section below and Note M to the Consolidated Financial Statements for a discussion of liability and equity balances related to defined benefit pension plans.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	2011	2010
Working capital	$1,521.9	$1,716.6
Current ratio	1.9 to 1	2.5 to 1
Debt to total capital	31.9%	20.2%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total capital, with net debt defined as debt less cash and equivalents and total capital defined as net debt plus stockholders’ equity, was 28.2% at the end of 2011.

VF’s primary source of liquidity is its strong cash flow provided by operating activities, which is dependent on the level of Net Income, changes in accounts receivable, investments in inventories and changes in other working capital components. Cash flow from operations was $1,081.4 million in 2011, $1,001.3 million in 2010 and $973.5 million in 2009. Net Income was $890.4 million, $573.5 million and $458.5 million in 2011, 2010 and 2009, respectively. Net Income in 2010 and 2009 was negatively impacted by noncash pretax impairment charges for goodwill and intangible assets of $201.7 million and $122.0 million, respectively.

Operating cash flow for 2010 and 2009 included $100.0 million and $200.0 million, respectively, of discretionary contributions to the U.S. qualified defined benefit pension plan, which reduced cash flow from operating activities during those periods. There were no discretionary contributions to this plan in 2011. VF has adequate liquidity to meet future pension funding requirements.

Changes in operating assets and liabilities, net of acquisitions, resulted in a $165.1 million net usage of cash in 2011, compared with cash generation of $90.4 million and $228.1 million in 2010 and 2009, respectively. The net usage of cash in 2011 was primarily driven by increased accounts receivable balances at the end of 2011 as discussed in the “Balance Sheets” section above. Net cash provided by operating assets and liabilities in 2010 was due to higher accruals for incentive compensation and other liabilities resulting from business growth in 2010. Net cash provided by operating assets and liabilities in 2009 was driven by (i) a significant reduction in inventory levels, (ii) the sale of accounts receivable discussed in the paragraph below and (iii) a reduction in other current assets during 2009 resulting from prepaid income taxes being unusually high at the end of 2008.

VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. At the end of December 2011 and 2010, accounts receivable in the Consolidated Balance Sheets had been reduced by $115.4 million, and $112.3 million, respectively, related to balances sold under this program. The sale of accounts receivable under this agreement increased operating cash flow by $3.1 million, $38.1 million and $74.2 million in 2011, 2010 and 2009, respectively.

Cash used for investing activities in the last three years related primarily to acquisitions and capital expenditures. Capital expenditures were $170.9 million in 2011, compared with $111.6 million in 2010, and $85.9 million in 2009. Capital expenditures in each of these years primarily related to retail store rollout, distribution network and information systems costs. VF expects that capital spending could reach $375 million in 2012 to support continued growth, including new headquarters for the Outdoor & Action Sports businesses in the United States and Europe, new distribution centers across the globe and continued store growth. This spending will be funded by cash flow from operations.

Cash paid for acquisitions, net of cash balances in the acquired companies, was $2,265.2 million, $38.3 million and $212.3 million in 2011, 2010 and 2009, respectively. The 2011 acquisition of Timberland was funded by the issuance of $900.0 million of term debt, together with cash on hand and short-term borrowings. The 2010 and 2009 acquisitions were funded with existing VF cash balances.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances, credit facilities and strong credit rating. In December 2011, VF entered into a new credit facility that provides a $1.25 billion senior unsecured revolving line of credit through December 2016 (the “Global Credit Facility”). The Global Credit Facility replaced the previous $1.0 billion senior domestic unsecured revolving facility and the €250.0 million senior international unsecured revolving facility. The Global Credit Facility also supports VF’s issuance of up to $1.25 billion of commercial paper for short-term seasonal working capital requirements. Commercial paper borrowings outstanding as of December 2011 were $247.1 million. At the end of December 2011, $1,228.9 million was available for borrowing under the Global Credit Facility; there was $21.1 million of standby letters of credit issued against the Global Credit Facility on VF’s behalf.

In August 2011, VF issued $900.0 million of term debt to provide funding for the Timberland acquisition. The debt was comprised of $500.0 million of 3.50% fixed rate notes due in 2021 and $400.0 million of floating rate notes due in 2013. The floating rate notes bear interest at the three-month LIBOR rate plus .75%, which resets quarterly.

VF’s liquidity position is also enhanced by its favorable credit agency ratings, which allow for access to additional capital at competitive rates. At the end of 2011, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. Moody’s maintains a ‘stable’ outlook for VF and Standard & Poor’s has a ‘negative outlook’ as a result of VF’s acquisition of Timberland. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2013, 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

During 2011, 2010 and 2009, VF purchased 0.1 million, 5.1 million and 1.6 million shares, respectively, of its Common Stock in open market transactions. The respective cost was $7.4 million, $411.8 million and $112.0 million with an average price of $99.80 in 2011, $81.11 in 2010 and $71.80 in 2009. Shares repurchased in 2011 were less than prior years due to the funding of the Timberland acquisition. Under its current authorization from the Board of Directors, VF may purchase an additional 6.5 million shares. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, Common Stock price and levels of stock option exercises.

Cash dividends totaled $2.61 per common share in 2011, compared with $2.43 in 2010 and $2.37 in 2009. The dividend payout rate was 32.7% of diluted earnings per share in 2011, 46.9% in 2010 and 57.4% in 2009. On a longer term basis, VF expects to pay annual dividends of approximately 40% of diluted earnings per share. The current indicated annual dividend rate for 2012 is $2.88 per share.

As of December 2011, approximately $57 million of cash and short-term investments was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. VF’s intent is to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, VF would be required to provide taxes on these amounts based on applicable U.S. tax rates, net of foreign taxes already paid.

Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2011 that will require the use of funds:

		Payments Due or Forecasted by Period
In millions	Total	2012	2013	2014	2015	2016	Thereafter
Recorded liabilities:
Long-term debt(1)	$1,843	$3	$403	$3	$3	$13	$1,418
Other(2)	513	88	92	61	48	45	179
Unrecorded commitments:
Interest payment obligations(3)	1,445	80	78	75	75	74	1,063
Operating leases(4)	1,201	275	220	182	154	116	254
Minimum royalty payments(5)	311	64	78	80	29	31	29
Inventory obligations(6)	1,297	1,259	15	15	8	—	—
Other obligations(7)	255	196	33	19	5	2	—

Total	$6,865	$1,965	$919	$435	$322	$281	$2,943

(1)	Long-term debt consists of required principal payments on long-term debt and capital lease obligations.

(2)	Other recorded liabilities represent payments due for other noncurrent liabilities in VF’s Consolidated Balance Sheet related to deferred compensation and other employee-related benefits, income taxes, product warranty claims and other liabilities. These amounts are based on historical and forecasted cash outflows.

(3)	Interest payment obligations represent required interest payments on long-term debt and the interest portion of payments on capital leases. Amounts exclude bank fees, amortization of a net hedging loss and other deferred costs and accretion of debt discount that would be included in Interest Expense in the Consolidated Financial Statements.

(4)	Operating leases represent required minimum lease payments. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities and maintenance. These costs are not included above and average approximately 18% of the stated minimum lease payments. Total lease commitments exclude $6.3 million of payments to be received under noncancelable subleases.

(5)	Minimum royalty payments represent obligations under license agreements to use the trademarks owned by third parties and include required minimum advertising commitments.

(6)	Inventory obligations represent binding commitments to purchase finished goods, raw materials and sewing labor that are payable upon delivery of the inventory to VF. This obligation excludes the amount included in Accounts Payable at December 2011 related to inventory purchases.

(7)	Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects.

VF had other financial commitments at the end of 2011 that are not included in the above table but may require the use of funds under certain circumstances:

•	Funding contributions to the defined benefit pension plans are not included in the table because it is uncertain whether or when further contributions will be required.

•

$101.7 million of surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if VF were to fail to meet its other obligations.

•	Purchase orders for goods or services in the ordinary course of business that represent authorizations to purchase rather than binding commitments.

Management believes that VF’s cash balances and funds provided by operating activities, as well as unused bank credit lines, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain the dividend payout policy and (iii) flexibility to meet investment opportunities that may arise.

VF does not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.

Risk Management

VF is exposed to risks in the ordinary course of business. Management regularly assesses and manages exposures to these risks through operating and financing activities and, when appropriate, by (i) taking advantage of natural hedges within VF, (ii) purchasing insurance from commercial carriers or (iii) using derivative financial instruments. Some potential risks are discussed below:

Insured risks — VF self-insures a substantial portion of employee group medical, worker’s compensation, vehicle, property, director and officer, and general liability exposures and purchases insurance from highly-rated commercial carriers for losses in excess of retained exposures.

Cash and equivalents risks — VF had $341.2 million of cash and equivalents at the end of 2011, which includes demand deposits, institutional money market funds that invest in obligations issued or guaranteed by the United States or foreign governments and short-term time deposits in foreign commercial banks. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business. Similarly, management monitors the credit quality of cash equivalents and fixed income investments in the defined benefit pension plan portfolio.

Defined benefit pension plan risks — VF has defined benefit pension plans that have risk associated with their investment portfolio. At the end of 2011, VF’s pension plans were underfunded by $402.7 million, which is recorded as a liability on the Consolidated Balance Sheet. VF has made significant cash contributions to improve the funded status of the plans (discretionary contributions of $200.0 million in 2009 and $100.0 million in 2010). VF will continue to evaluate the funded status of the retirement plans and future funding requirements. Future funding obligations for the defined benefit plans depend on funding requirements and future performance of the plans’ investment portfolio. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.

VF’s reported earnings are subject to risks due to the volatility of its pension expense. Pension expense has ranged from $56.6 million to $98.0 million over the last three years, with the fluctuations due primarily to varying amounts of actuarial gains and losses (i.e., differences between actual results incurred and actuarially assumed amounts) that are deferred and amortized to future years’ expense. These actuarial assumptions include the rate of return on investments held by the pension plans and the discount rate used to value participant liabilities.

VF has taken several steps to reduce the risk and volatility in the pension plans and their impact on the financial statements. Beginning in 2005, VF’s domestic defined benefit plans were closed to new entrants, which did not affect the benefits of existing plan participants at that date or their accrual of future benefits. As the qualified plan becomes more fully funded, management’s intent is to lengthen the average duration of fixed income investments to more closely match expected benefit payments so that the effect of interest rate changes on the plan’s investments will be better correlated with the benefit obligations the investments are intended to fund. In addition, VF has begun settling some participants’ accrued obligations by lump sum distributions. Management will continue to evaluate actions that may help to reduce VF’s risks related to its defined benefit plans.

Interest rate risks — VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage interest rate risk. Since a significant portion of VF’s long-term debt has fixed interest rates, the interest rate exposure primarily relates to changes in interest rates on variable rate short-term borrowings and the $400.0 million of floating rate notes due 2013, which together averaged $541.0 million outstanding during 2011. However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during 2011, the effect on reported net income of a hypothetical 1.0% change in interest rates would not be significant.

Foreign currency exchange rate risks — VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 34% of VF’s revenues in 2011 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where VF has operations, there would be a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. VF does not hedge the translation of foreign currency operating results into the U.S. dollar; however management does hedge foreign currency transactions as discussed later in this section.

The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. Most net advances to and investments in VF’s foreign businesses in Europe, Latin America and Asia are considered to be long-term, and accordingly, foreign currency transaction effects on those long-term advances are deferred as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. VF generally does not hedge net investments in foreign subsidiaries, which could cause the U.S. dollar value of those investments to fluctuate.

VF monitors net foreign currency market exposures and enters into derivative foreign currency contracts to hedge the effects of exchange rate fluctuations for a significant portion of forecasted foreign currency cash flows or specific foreign currency transactions. Use of these financial instruments allows management to reduce the overall exposure to risks from exchange rate fluctuations on VF’s cash flows and earnings, since gains and losses on these contracts will offset losses and gains on the cash flows or transactions being hedged. VF’s practice is to hedge a portion of net foreign currency cash flows forecasted for periods of up to 20 months (relating to cross-border inventory purchases, production costs, product sales and intercompany royalty payments) by buying or selling primarily U.S. dollar contracts against various currencies. Currently, VF uses only forward exchange contracts but may use options or collars in the future.

For cash flow hedging contracts outstanding at the end of 2011, if there were a hypothetical change in foreign currency exchange rates of 10% compared with rates at the end of 2011, it would result in a change in fair value of those contracts of approximately $100 million. However, any change in the fair value of the hedging contracts would be offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.

Counterparty risks — VF is exposed to credit-related losses in the event of nonperformance by counterparties to derivative hedging instruments. To manage this risk, we have established counterparty credit guidelines and only enter into derivative transactions with financial institutions with ‘A minus/A3’ investment grade credit ratings or better. VF continually monitors the credit rating of, and limits the amount hedged with, each counterparty. Additionally, management utilizes a portfolio of financial institutions to minimize exposure to potential counterparty defaults and will adjust positions if necessary. VF also monitors counterparty risk for derivative contracts within the defined benefit pension plans.

Commodity price risks — VF is exposed to market risks for the pricing of cotton, leather, rubber, wool and other materials, which we either purchase directly or in a converted form such as fabric or shoe soles. To manage risks of commodity price changes, management negotiates prices in advance when possible. VF has not historically managed commodity price exposures by using derivative instruments.

Deferred compensation and related investment security risks — VF has nonqualified deferred compensation plans in which liabilities to the plans’ participants are based on the market values of investment funds selected by the participants. The risk of changes in the market values of the participants’ investment selections is hedged by VF’s investment in a portfolio of securities that substantially mirror the participants’ investment selections. Increases and decreases in deferred compensation liabilities are substantially offset by corresponding increases and decreases in the market value of VF’s investments, resulting in an insignificant net exposure to operating results and financial position.

Critical Accounting Policies and Estimates

VF has chosen accounting policies that management believes are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the United States. VF applies these accounting policies in a consistent manner. Significant accounting policies are summarized in Note A to the Consolidated Financial Statements.

The application of these accounting policies requires that VF make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because VF’s business cycle is relatively short (i.e., from the date that an order is placed to manufacture or purchase inventory until that inventory is sold and the trade receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. In addition, VF may retain outside specialists to assist in valuations of business acquisitions, impairment testing of goodwill and intangible assets, equity compensation, pension benefits and self-insured liabilities. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.

VF believes the following accounting policies involve the most significant management estimates, assumptions and judgments used in preparation of the Consolidated Financial Statements or are the most sensitive to change from outside factors. Management has discussed the application of these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Inventories

VF’s inventories are stated at the lower of cost or market value. Cost includes all material, labor and overhead costs incurred to manufacture or purchase the finished goods. Overhead allocated to manufactured product is based on the normal capacity of plants and does not include amounts related to idle capacity or abnormal production inefficiencies. Market value is based on a detailed review at each business unit, at least quarterly, of all inventories on the basis of individual styles or individual style-size-color stock-keeping units (“SKUs”) to identify slow moving or excess products, discontinued and to-be-discontinued products, and off-quality merchandise. This review matches inventory on hand, plus current production and purchase commitments, with current and expected future sales orders. For those units in inventory that are identified as slow-moving, excess or off-quality, VF estimates their market value based on historical experience and current realization trends. This evaluation, performed using a systematic and consistent methodology, requires forecasts of future demand, market conditions and selling prices. If the forecasted market value, on an individual style or SKU basis, is less than cost, VF provides an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures, on an individual style or SKU basis, at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to VF’s timely identification and rapid disposal of these reduced value inventories.

Physical inventory counts are taken on a regular basis. VF provides for estimated inventory losses that have likely occurred since the last physical inventory date. Historically, physical inventory shrinkage has not been significant.

Long-lived Assets

VF allocates the purchase price of an acquired business to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. VF evaluates fair value using three valuation techniques — the replacement cost, market and income methods — and weights the valuation methods based on what is most appropriate in the circumstances. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective.

VF’s depreciation policies for property, plant and equipment reflect judgments on their estimated economic lives and residual value, if any. VF’s amortization policies for intangible assets reflect judgments on the estimated amounts and duration of future cash flows expected to be generated by those assets. In evaluating expected benefits to be received for customer-related intangible assets, management considers historical attrition patterns for various groups of customers. For license-related intangible assets, management considers historical trends and anticipated license renewal periods based on experience in renewing or extending similar arrangements, regardless of whether there are explicit renewal provisions.

VF reviews property and definite-lived intangible assets for possible impairment on an ongoing basis to determine if events or changes in circumstances indicate that it is more likely than not that the carrying amount of an asset may not be fully recoverable. VF tests for possible impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent. VF measures recoverability of the carrying value of an asset or asset group by comparison with estimated undiscounted cash flows expected to be generated by the asset. If the forecasted total of undiscounted cash flows exceeds the carrying value of the asset, there is no impairment charge. If the undiscounted cash flows are less than the carrying value of the asset, VF estimates the fair value of the asset based on the present value of its future cash flows and recognizes an impairment charge for the excess of the asset’s carrying value over its fair value.

Indefinite-lived intangible assets, consisting of major trademarks and trade names, and goodwill are not subject to amortization. Rather, VF evaluates those assets for possible impairment as of the beginning of the fourth quarter as part of the annual strategic planning process, or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may exceed its fair value.

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

VF assesses the recoverability of the carrying value of goodwill at each reporting unit using the required two-step approach. Reporting units are either coalitions or a business unit if discrete financial information is available and reviewed by coalition management. Two or more business units may be aggregated for impairment testing if they have similar economic characteristics. In the first step of the goodwill impairment test, VF compares the carrying value of a business unit, including its recorded goodwill, to the fair value of the business unit. VF estimates the fair value of a business unit using both income-based and market-based valuation methods. The principal method used is an income-based method in which the business unit’s forecasted future cash flows are discounted to their present value. In the market-based valuation method, the fair value of a business unit is estimated using multiples of revenues and of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Based on the range of fair values developed from the income and market-based methods, VF determines the estimated fair value for the business unit. If the fair value of the business unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the business unit is less than its carrying value, VF performs the second step of the goodwill impairment test to determine the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the business unit to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of the goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of the goodwill.

The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which VF operates and conditions in the capital markets, many of which are outside of management’s control. At the business unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific business unit, along with assessment of the business unit’s strategies and forecasts of future cash flows. Forecasts of individual business unit cash flows involve management’s estimates and assumptions regarding:

•

Annual cash flows arising from future revenues and profitability, changes in working capital, capital spending and income taxes for at least a 10-year forecast period. The forecast assumes that the business has matured and long-term growth levels have been reached by the end of this period.

•

A terminal growth rate for years beyond the initial forecast period. The terminal growth rate is generally comparable to historical growth rates for overall consumer spending and, more specifically, for apparel spending.

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

Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of VF’s business units.

At the date of the most recent impairment test, except for the 7 For All Mankind® trademark intangible assets discussed below and the recently acquired Timberland® trademark intangible assets, the estimated fair values of all other indefinite-lived intangible assets exceeded their respective carrying values by at least 30%. In addition, as a result of the goodwill impairment testing in 2011, the fair values of all business units, except for the recently acquired Timberland business, exceeded their respective carrying values by at least 20%.

In VF’s 2011 evaluation of goodwill and indefinite-lived trademark intangible assets, management concluded that the estimated fair value of the trademark intangible assets of the 7 For All Mankind® business unit exceeded the carrying value by approximately 4%. A portion of the original value of these intangible assets was impaired as part of the 2010 evaluation, which were written down from a book value of $312 million to fair value of $305 million at that time. The financial results for this business in 2011 approximated the planned results, and the expected future growth of the business beyond 2011 has not changed significantly from the prior year analysis. Accordingly, these results are consistent with management’s expectation that the fair value of the 7 For All Mankind® trademark intangible assets would slightly exceed the carrying value. All goodwill related to the 7 For All Mankind® business unit was written off as part of the 2010 impairment analysis.

It is possible that VF’s conclusions regarding impairment or recoverability of goodwill or intangible assets in any business unit could change in future periods if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2012 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific business unit change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA. A future impairment charge for goodwill or intangible assets could have a material effect on VF’s consolidated financial position or results of operations.

Stock Options

VF uses a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. VF believes that a lattice model provides a refined estimate of the fair value of options because it can incorporate (i) historical option exercise patterns and multiple assumptions about future option exercise patterns for each of several groups of option holders and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. Management performs an annual review of all assumptions and believes that the assumptions employed in the valuation of each option grant are reflective of the outstanding options and underlying Common Stock and of groups of option participants. The lattice valuation is based on the assumptions listed in Note O to the Consolidated Financial Statements.

One of the critical assumptions in the valuation process is estimating the expected average life of the options before they are exercised. For each option grant, VF estimated the expected average life based on evaluations of the historical and expected option exercise patterns for each of the groups of option holders that have historically exhibited different option exercise patterns. These evaluations included (i) voluntary stock option exercise patterns based on a combination of changes in the price of VF Common Stock and periods of time that options are outstanding before exercise and (ii) involuntary exercise patterns resulting from turnover, retirement and mortality.

Volatility is another critical assumption requiring judgment. Management based its estimates of future volatility on a combination of implied and historical volatility. Implied volatility was based on short-term (6 to 9 months) publicly traded near-the-money options on VF Common Stock. VF measures historical volatility over a ten year period, corresponding to the contractual term of the options, using daily stock prices. Management’s assumption for valuation purposes was that expected volatility starts at a level equal to the implied volatility and then transitions to the historical volatility over the remainder of the ten year option term.

Pension Obligations

VF sponsors a qualified defined benefit pension plan covering most full-time domestic employees hired before 2005 and an unfunded supplemental defined benefit plan that provides benefits in excess of the limitations imposed by income tax regulations. VF also sponsors defined benefit plans covering selected international employees. The selection of actuarial assumptions for determining the projected pension benefit liabilities and annual pension expense is significant due to amounts involved and the long time period over which benefits are accrued and paid. VF annually updates participant demographics and the expected amount and timing of benefit payments. Management reviews annually the principal economic actuarial assumptions, summarized in Note M to the Consolidated Financial Statements, and modifies them based on current rates and trends. VF also periodically reviews and modifies as necessary other plan assumptions such as rates of compensation increases, retirement, termination, disability and mortality. VF believes the assumptions appropriately reflect the participants’ demographics and projected benefit obligations of the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.

One of the critical assumptions used in the actuarial model is the discount rate. (This discussion of discount rate, and the discussion of return on assets in the next paragraph, relate specifically to the U.S. pension plans, which comprise over 90% of plan assets and projected benefit obligations of the combined domestic and international plans.) The discount rate is used to estimate the present value of future cash outflows necessary to meet projected benefit obligations. It is the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. The discount rate assumption is based on current market interest rates. VF selects the discount rate by matching high quality corporate bond yields to the timing of projected benefit payments to participants in the U.S. pension plans. VF uses the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service or, if a Moody’s rating is not available, bonds rated ‘Aa’ by two other recognized rating services. From this population of over 500 such bonds having at least $50 million outstanding that are noncallable/nonputable unless with make-whole provisions, VF excluded the highest and lowest yielding bonds. The plans’ projected benefit payments are matched to current market interest rates over the expected payment period, and a present value is developed that produces a single discount rate that recognizes the plans’ distinct liability characteristics. VF believes that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards and that the 2011 discount rate of 5.10% appropriately reflects current market conditions and the long-term nature of projected benefit payments to participants in the domestic pension plans. This lower discount rate, compared with the rate of 5.65% at the end of 2010, reflects the general decline in yields of U.S. government obligations and high quality corporate bonds during 2011. The discount rate for the plans may differ from the rates used by other companies because of longer expected duration of benefit payments reflecting (i) the higher percentage of female participants who generally have a longer life expectancy than males and (ii) the higher percentage of inactive participants who will not begin receiving vested benefits for many years.

Another critical assumption of the actuarial model is the expected long-term rate of return on investments. VF’s investment objective is to maximize the long-term return through a diversified portfolio of assets with an acceptable level of risk. These risks include market, interest rate, credit, liquidity and foreign securities risks. Investment assets consist of domestic and international equity, corporate and governmental fixed income, real estate and commodity securities. VF develops a projected rate of return for each of the investment asset classes based on many factors, including recent and historical returns, the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed income securities. The weighted average projected long-term rates of return of the various assets held by the qualified plan provide the basis for the expected long-term rate of return actuarial assumption. VF’s rate of return assumption was 7.75% in both 2011 and 2010 and 8.00% in 2009. In recent years, VF has altered the investment mix to improve investment performance by (i) increasing the allocation to fixed income investments and reducing the allocation to equity investments, (ii) increasing the allocation in equities to more international investments and (iii) adding commodities as an asset class. The changes in asset allocation should, over time, reduce the year-to-year variability of the domestic plan’s funded status and resulting pension expense. Based on an evaluation of market conditions and projected market returns, VF will be using a rate of return assumption of 7.50% for the U.S. plan for 2012. Management monitors the plan’s asset allocation to balance anticipated investment returns with risk.

Differences between actual results and the respective actuarially determined assumed results (e.g., investment performance, discount rates and other assumptions) in a given year do not affect that year’s pension expense but instead are deferred as unrecognized actuarial gains or losses in Accumulated Other Comprehensive Income in the Consolidated Balance Sheet. At the end of 2011, there were $567.9 million of accumulated pretax deferred actuarial losses, plus $15.2 million of deferred prior service costs, resulting in an after tax amount of $356.7 million in Accumulated Other Comprehensive Income (Loss) in the 2011 Consolidated Balance Sheet. These deferred losses will be amortized as a component of future years’ pension expense.

Pension expense recognized in the financial statements was $56.6 million in 2011, $67.6 million in 2010 and $98.0 million in 2009. This compares with the cost of pension benefits actually earned by covered active employees (commonly called “service cost”) of $20.9 million in 2011, $18.1 million in 2010 and $14.9 million in 2009. Pension expense for the last three years was significantly higher than the annual service cost because those years included the cost of amortizing prior years’ unrecognized actuarial losses (as discussed in the preceding paragraph). Looking forward, VF expects 2012 pension expense to increase to approximately $93 million primarily due to an increase in amortization of unrecognized actuarial losses.

The sensitivity of changes in actuarial assumptions on 2011 pension expense and on projected benefit obligations at the end of 2011, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
		Projected
Dollars in millions	Pension Expense	Benefit Obligations
0.50% decrease in discount rate	$14	$95
0.50% increase in discount rate	(13)	(89)
0.50% decrease in expected investment return	6	—
0.50% increase in expected investment return	(6)	—
0.50% decrease in rate of compensation change	(2)	(6)
0.50% increase in rate of compensation change	2	6

As discussed in the “Risk Management” section above, VF has taken several steps to reduce the risk and volatility in the pension plans and their impact on the financial statements. On a longer-term basis, VF believes the year-to-year variability of the retirement benefit expense should decrease.

Income Taxes

As a global company, VF is subject to income taxes and files income tax returns in over 100 domestic and foreign jurisdictions each year. The calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and significant management judgment.

VF’s income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments. VF has reviewed all issues raised upon examination, as well as any exposure for issues that may be raised in future examinations. VF has evaluated these potential issues under the “more-likely-than-not” standard of the accounting literature. A tax position is recognized if it meets this standard and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized. Such judgments and estimates may change based on audit settlements, court cases and interpretation of tax laws and regulations. Income tax expense could be materially affected to the extent VF prevails in a tax position or when the statute of limitations expires for a tax position for which a liability for unrecognized tax benefits or valuation allowances has been established, or to the extent VF is required to pay amounts greater than the established liability for unrecognized tax benefits. VF does not currently anticipate any material impact on earnings from the ultimate resolution of income tax uncertainties. There are no accruals for general or unknown tax expenses.

VF has $174.9 million of deferred income tax assets related to operating loss and capital loss carryforwards, and $145.6 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. In addition, VF has $6.0 million of valuation allowances against deferred income tax assets unrelated to operating loss and capital loss carryforwards. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.

VF has not provided U.S. income taxes on a portion of the foreign subsidiaries’ undistributed earnings because these earnings are permanently reinvested in the respective foreign jurisdictions. If VF decided to remit those earnings to the United States in a future period, the provision for income taxes could increase in that period.

Non-GAAP Financial Information

Operating Income and Earnings per Share are discussed in this Annual Report on Form 10-K both on a GAAP basis and on an adjusted basis which excludes the impact of transaction and restructuring expenses related to the Timberland acquisition in 2011 and impairment charges for goodwill and intangible assets in 2010. These measures are non-GAAP measures. Management believes these measures provide investors with useful supplemental information regarding VF’s underlying business trends and performance of VF’s ongoing operations and are useful for period-over-period comparisons of such operations.

Management uses the above financial measures internally in its budgeting and review process and, in some cases, as a factor in determining compensation. While management believes that these non-GAAP financial measures are useful in evaluating the business, this information should be considered as supplemental in nature and should be viewed in addition to, and not in lieu of or superior to, VF’s operating performance measures calculated in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly titled measures presented by other companies.

The following table presents the financial results of VF as reported under GAAP, along with reconciliations to adjusted measures in 2011 and 2010:

	Year Ended December 2011					Year Ended December 2010
	As Reported under GAAP	Exclude Timberland Acquisition Expenses	As Adjusted	Timberland Contribution Excluding Acquisition Expenses	As Adjusted Less Timberland	As Reported under GAAP	Exclude Impairment Charge	As Adjusted
Total Revenues	$9,459,232	$—	$9,459,232	$712,935	$8,746,297	$7,702,589	$—	$7,702,589
Costs and Operating Expenses	8,214,441	33,490	8,180,951	622,653	7,558,298	6,881,729	201,738	6,679,991

Operating Income	1,244,791	(33,490)	1,278,281	90,282	1,187,999	820,860	(201,738)	1,022,598
Operating Margin	13.2%		13.5%	12.7%	13.6%	10.7%		13.3%
Other Income (Expense)	(80,048)	—	(80,048)	(7,599)	(72,449)	(70,648)	—	(70,648)

Income Before Income Taxes	1,164,743	(33,490)	1,198,233	82,683	1,115,550	750,212	(201,738)	951,950
Income Taxes	274,350	(8,843)	283,193	15,937	267,256	176,700	(59,896)	236,596

Net Income	890,393	(24,647)	915,040	66,746	848,294	573,512	(141,842)	715,354
Net Income Attributable to Noncontrolling Interests in Subsidiaries	(2,304)	—	(2,304)	—	(2,304)	(2,150)	—	(2,150)

Net Income Attributable to VF Corporation	$888,089	$(24,647)	$912,736	$66,746	$845,990	$571,362	$(141,842)	$713,204

Earnings Per Share Attributable to VF Corporation Common Stockholders
Basic	$8.13	$(0.23)	$8.35	$0.61	$7.74	$5.25	$(1.30)	$6.56
Diluted	7.98	(0.22)	8.20	0.60	7.60	5.18	(1.29)	6.46

(Earnings per share amounts above may not add due to rounding.)

The operating results of Timberland have been included in VF’s financial statements since the acquisition date of September 13, 2011. The Timberland acquisition expenses were incurred by Timberland and VF during periods before and after the acquisition date.

Cautionary Statement on Forward-Looking Statements

From time to time, VF may make oral or written statements, including statements in this Annual Report that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance, and assumptions related thereto.

Forward-looking statements are made based on VF’s expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. VF cautions that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements.

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

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2011. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of VF’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

Item 10.    Directors and Executive Officers of VF.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2012 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011, which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2012 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011, which information is incorporated herein by reference.

Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2012 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011, which information is incorporated herein by reference.

VF has adopted a written code of ethics, “VF Corporation Code of Business Conduct,” that is applicable to all VF directors, officers and employees, including VF’s chief executive officer, chief financial officer, chief accounting officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the Securities and Exchange Commission’s rules and regulations, a copy of the code has been filed and is incorporated by reference as Exhibit 14 to this report. The code is also posted on VF’s website, www.vfc.com. VF will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.vfc.com.

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

Item 11.    Executive Compensation.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF — Directors’ Compensation” and “Executive Compensation” in VF’s 2012 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2012 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2012 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011, which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2012 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this 2011 report:

2. Financial statement schedules — The following consolidated financial statement schedule and the report of independent registered public accounting firm with respect to that schedule are included herein:

Page Number
Schedule II — Valuation and Qualifying Accounts	F-49

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

Number		Description
2.	Agreement and Plan of Merger dated as of June 12, 2011 among V.F. Corporation, VF Enterprises, Inc. and The Timberland Company (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 13, 2011)

3.	Articles of incorporation and bylaws:

	(A)	Articles of Incorporation, restated as of May 10, 2010 (Incorporated by reference to Exhibit 9.01(d) to Form 8-K dated May 10, 2010)

	(B)	Bylaws, as amended through February 14, 2012 (Incorporated by reference to Exhibit 3.1 to Form 8-K dated February 15, 2012)

4.	Instruments defining the rights of security holders, including indentures:

	(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

	(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

	(C)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

	(D)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

Number		Description
	(E)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 10, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)

	(F)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)

	(G)	Form of 5.95% Note due 2017 for $250,000,000 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 25, 2007)

	(H)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 25, 2007)

	(I)	Second Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A. dated as of August 24, 2011 (Incorporated by reference to Exhibit 4.2 to Form 8-K dated August 24, 2011)

	(J)	Form of Floating Rate Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Form 8-K dated August 24, 2011)

	(K)	Form of Fixed Rate Notes due 2021 (Incorporated by reference to Exhibit 4.4 to Form 8-K dated August 24, 2011)

10.	Material contracts:

	*(A)	1996 Stock Compensation Plan, as amended and restated as of February 9, 2010 (Incorporated by reference to Appendix B to the 2010 Proxy Statement filed March 19, 2010)

	*(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)

	*(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors

	*(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(D) to Form 10-K for the year ended January 2, 2010)

	*(E)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended January 2, 2010)

	*(F)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011)

	*(G)	Form of Restricted Stock Award (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 22, 2011)

	*(H)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

	*(I)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

	*(J)	Executive Deferred Savings Plan II (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2008)

Number	Description
*(K)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)

*(L)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)

*(M)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)

*(N)	Amended and Restated Fifth Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan which funds certain benefits upon a Change in Control (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended April 1, 2006)

*(O)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)

*(P)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)

*(Q)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)

*(R)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)

*(S)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)

*(T)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)

*(U)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

*(V)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2008)

*(W)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries

*(X)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to Form 8-K filed February 7, 2008)

Number		Description
	*(Y)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10 (W) to Form 10-K for the year ended January 3, 2009)

	*(Z)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)

	*(AA)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan

	(BB)	Five-year Revolving Credit Agreement, dated December 8, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 12, 2011)

	*(CC)	Award Certificate for 20,000 Shares of Restricted Stock Granted to Eric C. Wiseman (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 2008)

	*(DD)	Award Certificate for 10,000 shares of Restricted Stock Granted to Robert K. Shearer (Incorporated by reference to Exhibit 10 (DD) to Form 10-K for the year ended January 1, 2011).

	*	Management compensation plans

14.	Code of Business Conduct The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation, at P.O. Box 21488, Greensboro, NC 27420. (Incorporated by reference to Exhibit 14 to Form 10-K filed on March 3, 2009).

21.	Subsidiaries of the Corporation

23.	Consent of independent registered public accounting firm

24.	Power of attorney

Number	Description
31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Director

Juliana L. Chugg*	Director

Juan Ernesto de Bedout*	Director

Ursula F. Fairbairn*	Director

George Fellows*	Director

Robert J. Hurst*	Director

Laura W. Lang*	Director

W. Alan McCollough*	Director

Clarence Otis, Jr.*	Director

M. Rust Sharp*	Director

Eric C. Wiseman*	Director

Raymond G. Viault*	Director

*By:	/s/ C. S. Cummings
C. S. Cummings, Attorney-in-Fact

February 14, 2012

VF Corporation

Index to Consolidated Financial Statements

and Financial Statement Schedule

December 2011

VF Corporation

Management’s Report on Internal Control Over Financial Reporting

Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 31, 2011.

Management’s assessment of the effectiveness of VF’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of V. F. Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of V.F. Corporation and its subsidiaries (the “Company”) at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina

February 29, 2012

VF CORPORATION

Consolidated Balance Sheets

	December
	2011	2010
	In thousands, except share amounts
ASSETS
Current Assets
Cash and equivalents	$341,228	$792,239
Accounts receivable, less allowance for doubtful accounts of $54,010 in 2011 and $44,599 in 2010	1,120,246	773,083
Inventories	1,453,645	1,070,694
Deferred income taxes	106,717	68,220
Other current assets	166,108	121,824

Total current assets	3,187,944	2,826,060
Property, Plant and Equipment	737,451	602,908
Intangible Assets	2,958,463	1,490,925
Goodwill	2,023,460	1,166,638
Other Assets	405,808	371,025

Total assets	$9,313,126	$6,457,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$281,686	$36,576
Current portion of long-term debt	2,744	2,737
Accounts payable	637,116	510,998
Accrued liabilities	744,486	559,164

Total current liabilities	1,666,032	1,109,475
Long-term Debt	1,831,781	935,882
Other Liabilities	1,290,138	550,880
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding in 2011 and 2010
Common Stock, stated value $1; shares authorized, 300,000,000; 110,556,981 shares outstanding in 2011 and 107,938,105 outstanding in 2010	110,557	107,938
Additional paid-in capital	2,316,107	2,081,367
Accumulated other comprehensive income (loss)	(421,477)	(268,594)
Retained earnings	2,520,804	1,940,508

Total equity attributable to VF Corporation	4,525,991	3,861,219
Noncontrolling interests	(816)	100

Total stockholders’ equity	4,525,175	3,861,319

Total liabilities and stockholders’ equity	$9,313,126	$6,457,556

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

	Year Ended December
	2011	2010	2009
	In thousands, except per share amounts
Net Sales	$9,365,477	$7,624,599	$7,143,074
Royalty Income	93,755	77,990	77,212

Total Revenues	9,459,232	7,702,589	7,220,286

Costs and Operating Expenses
Cost of goods sold	5,128,602	4,105,201	4,025,122
Marketing, administrative and general expenses	3,085,839	2,574,790	2,336,394
Impairment of goodwill and intangible assets	—	201,738	121,953

	8,214,441	6,881,729	6,483,469

Operating Income	1,244,791	820,860	736,817
Other Income (Expense)
Interest income	4,778	2,336	2,230
Interest expense	(77,578)	(77,738)	(85,902)
Miscellaneous, net	(7,248)	4,754	1,528

	(80,048)	(70,648)	(82,144)

Income Before Income Taxes	1,164,743	750,212	654,673
Income Taxes	274,350	176,700	196,215

Net Income	890,393	573,512	458,458
Net (Income) Loss Attributable to Noncontrolling Interests	(2,304)	(2,150)	2,813

Net Income Attributable to VF Corporation	$888,089	$571,362	$461,271

Earnings Per Common Share Attributable to VF Corporation Common Stockholders — Basic	$8.13	$5.25	$4.18
Earnings Per Common Share Attributable to VF Corporation Common Stockholders — Diluted	$7.98	$5.18	$4.13
Cash Dividends Per Common Share	$2.61	$2.43	$2.37

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December
	2011	2010	2009
	In thousands
Net Income	$890,393	$573,512	$458,458

Other Comprehensive Income (Loss)
Foreign currency translation
Gains (losses) arising during year	(47,791)	(81,984)	52,735
Less income tax effect	10,220	16,586	(15,267)
Reclassification to Net Income for gains realized	(11,995)	—	—
Less income tax effect	4,134	—	—
Defined benefit pension plans
Current year actuarial losses	(195,799)	(51,925)	(9,916)
Amortization of net deferred actuarial loss	43,088	45,731	60,525
Plan amendment	—	—	(13,024)
Amortization of prior service cost	3,453	3,948	4,266
Less income tax effect	58,690	2,091	(16,830)
Derivative financial instruments
Gains (losses) arising during year	(41,559)	13,910	(8,971)
Less income tax effect	16,012	(5,388)	3,457
Reclassification to Net Income for (gains) losses realized	21,298	(6,649)	9,802
Less income tax effect	(8,202)	2,591	(3,778)
Marketable securities
Gains (losses) arising during year	(5,027)	2,000	3,553
Less income tax effect	—	237	—
Reclassification to net income for losses realized	832	—	—
Less income tax effect	(237)	—	—

Other comprehensive income (loss)	(152,883)	(58,852)	66,552
Foreign currency translation attributable to noncontrolling interests	(229)	56	74

Other comprehensive income (loss) including noncontrolling interests	(153,112)	(58,796)	66,626

Comprehensive Income	737,281	514,716	525,084
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(2,075)	(2,206)	2,739

Comprehensive Income Attributable to VF Corporation	$735,206	$512,510	$527,823

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December
	2011	2010	2009
	In thousands
Operating Activities
Net income	$890,393	$573,512	$458,458
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill and intangible assets	—	201,738	121,953
Depreciation	127,203	116,837	113,207
Amortization of intangible assets	41,708	39,373	40,500
Other amortization	29,824	17,186	16,745
Stock-based compensation	76,739	63,538	36,038
Provision for doubtful accounts	12,490	7,441	24,836
Pension contributions under (over) expense	46,346	(45,850)	(114,149)
Deferred income taxes	(10,867)	(92,068)	54,674
Other, net	32,665	29,179	(6,923)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(154,487)	(12,954)	75,449
Inventories	(7,509)	(114,334)	209,439
Other current assets	(18,449)	(7,689)	77,173
Accounts payable	(32,898)	140,470	(69,560)
Accrued compensation	2,448	27,817	(11,714)
Accrued income taxes	16,009	(14,649)	14,763
Accrued liabilities	(10,834)	50,889	(25,182)
Other noncurrent assets and liabilities	40,590	20,846	(42,222)

Cash provided by operating activities	1,081,371	1,001,282	973,485
Investing Activities
Capital expenditures	(170,894)	(111,640)	(85,859)
Business acquisitions, net of cash acquired	(2,207,065)	(38,290)	(212,339)
Trademarks acquisition	(58,132)	—	—
Software purchases	(20,102)	(13,610)	(9,735)
Other, net	(3,840)	(16,940)	(8,943)

Cash used by investing activities	(2,460,033)	(180,480)	(316,876)
Financing Activities
Net increase (decrease) in short-term borrowings	250,824	(9,741)	(11,019)
Payments on long-term debt	(2,738)	(203,063)	(3,242)
Proceeds from long-term debt	898,450	—	—
Payments of debt issuance and hedging settlement costs	(55,536)	—	—
Purchases of Common Stock	(7,420)	(411,838)	(111,974)
Cash dividends paid	(285,722)	(264,281)	(261,682)
Proceeds from issuance of Common Stock, net	134,012	137,732	62,590
Tax benefits of stock option exercises	33,153	8,599	6,464
Acquisitions of noncontrolling interest	(52,440)	—	—
Other, net	(338)	(240)	(480)

Cash provided (used) by financing activities	912,245	(742,832)	(319,343)
Effect of Foreign Currency Rate Changes on Cash and Equivalents	15,406	(17,280)	12,439

Net Change in Cash and Equivalents	(451,011)	60,690	349,705
Cash and Equivalents — Beginning of Year	792,239	731,549	381,844

Cash and Equivalents — End of Year	$341,228	$792,239	$731,549

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

Continued

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	VF Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
	In thousands
Balance, December 2010	$107,938	$2,081,367	$(268,594)	$1,940,508	$100
Net income	—	—	—	888,089	2,304
Dividends on Common Stock	—	—	—	(285,722)	—
Stock compensation plans, net	2,685	284,966	—	(15,645)	—
Common Stock held in trust for deferred compensation plans	(66)	—	—	(6,426)	—
Distributions to noncontrolling interests	—	—	—	—	(338)
Acquisition of noncontrolling interests	—	(50,226)	—	—	(2,653)
Foreign currency translation	—	—	(45,432)	—	(229)
Defined benefit pension plans	—	—	(90,568)	—	—
Derivative financial instruments	—	—	(12,451)	—	—
Marketable securities	—	—	(4,432)	—	—

Balance, December 2011	$110,557	$2,316,107	$(421,477)	$2,520,804	$(816)

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2011

Note A — Summary of Significant Accounting Policies

Description of Business:    VF Corporation (and its subsidiaries, collectively known as “VF”) is a global apparel and footwear company based in the United States. VF designs and manufactures or sources from independent contractors a variety of products for consumers of all ages, including jeanswear, outerwear, footwear, packs, luggage, sportswear, occupational and performance apparel. Products are marketed globally primarily under VF-owned brand names.

Basis of Consolidation:    The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of VF and its majority-owned subsidiaries, after elimination of intercompany transactions and balances. For consolidated subsidiaries that are not wholly owned, the noncontrolling interests in net income, comprehensive income and stockholders’ equity are separately presented in the consolidated financial statements.

Investments in entities that VF does not control but has the ability to exercise significant influence (generally 20-50% owned companies) are accounted for using the equity method of accounting. Equity method investments are recorded initially at cost in Other Assets in the Consolidated Balance Sheets. Those amounts are adjusted to recognize VF’s proportional share of the investee’s earnings and dividends after the date of investment. VF’s share of net income of these investments, totaling $0.6 million in 2010 and $0.8 million in 2009, is included in Marketing, Administrative and General Expenses in the Consolidated Statements of Income.

Fiscal Year:    VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2011”, “2010” and “2009” relate to the 52 week fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements.

Use of Estimates:    In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Foreign Currency Translation:    The financial statements of most foreign subsidiaries are measured using the foreign currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses, and transaction gains and losses on long-term advances to foreign subsidiaries, are reported in Other Comprehensive Income (Loss) (“OCI”). For a foreign subsidiary that uses the U.S. dollar as its functional currency, the effects of remeasuring assets and liabilities from the foreign currency into U.S. dollars are included in the Consolidated Statements of Income. Net transaction gains of $27.3 million in 2011, losses of $22.1 million in 2010 and gains of $21.3 million in 2009, arising from transactions denominated in a currency other than the functional currency of a particular entity, are included in the Consolidated Statements of Income.

Cash and Equivalents are demand deposits, receivables from third party credit card processors, and highly liquid investments that have maturities within three months of their purchase dates. Cash equivalents totaling $89.6 million and $530.5 million at December 2011 and 2010, respectively, consist of institutional money market funds that invest in obligations issued or guaranteed by the U.S. or foreign governments and short-term time deposits of foreign commercial banks.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Inventories are stated at the lower of cost or market. Cost is net of purchase discounts or rebates received from vendors. VF has historically valued inventories using both the first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) methods. At the end of December 2010, approximately 25% of total inventories were valued using the LIFO method. On January 2, 2011, VF changed its method of accounting so that all inventories are valued on the FIFO method. This change is preferable because FIFO inventory valuation (i) better reflects the current value of inventories on the Consolidated Balance Sheets, (ii) provides for a single inventory valuation method for all business units globally and (iii) enhances comparability with the reporting of VF’s peers.

The effect of retrospectively applying this change in accounting principle on previously reported financial statements was not material, and therefore those periods have not been restated. The impact of recording this change in the 2011 Consolidated Statement of Income was as follows:

Increase
(Decrease)
In thousands, except per share amounts
Cost of goods sold	$(8,027)

Income before income taxes	$8,027
Income taxes	3,160

Net income attributable to VF Corporation	$4,867

Earnings per common share attributable to VF Corporation common stockholders:
Basic	$0.04
Diluted	0.04

The impact of recording this change in the Consolidated Balance Sheet as of January 2, 2011 was as follows.

Increase
In thousands
Inventories	$8,027
Accrued liabilities	3,160
Retained earnings	4,867

Had VF not made this change in accounting principle, the impact of continuing to account for certain inventories on a LIFO basis would not have been material to the financial position, results of operations, cash flows and earnings per common share attributable to VF Corporation common stockholders for the year ended December 2011.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Depreciation of owned assets is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for machinery and equipment and up to 40 years for buildings. Leasehold improvements and assets under capital leases are amortized over the shorter of their estimated useful lives or the lease terms.

Intangible assets determined to have indefinite lives, consisting of major trademarks and trade names, are not amortized. Other intangible assets, primarily customer relationships, contracts to license acquired trademarks to third parties and contracts to license trademarks from third parties, are amortized over their estimated useful lives ranging from less than one year to 30 years. Amortization of intangible assets is computed using straight-line or accelerated methods consistent with the expected realization of benefits to be received.

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

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment at the beginning of the fourth quarter each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An indefinite-lived intangible asset is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. An impairment charge is recorded if the carrying value of the trademark exceeds its estimated fair value. Goodwill is evaluated for possible impairment by comparing the fair value of a business unit with its carrying value, including the goodwill assigned to that business unit. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value. See Notes F, G and T for information related to impairment charges recorded in 2010 and 2009 for indefinite-lived intangible assets and goodwill.

Derivative Financial Instruments are measured at their fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets or liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value (i.e., gains and losses) of derivative instruments depends on whether a derivative has been designated and qualifies as part of a hedging relationship and on the nature of the hedging relationship. The criteria used to determine if a derivative instrument qualifies for hedge accounting treatment are (i) whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and (ii) whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure based on the nature of the hedging relationship. Based on the nature of the hedging relationship, a qualifying derivative is designated for accounting purposes as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign business. VF’s

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

hedging practices and related accounting policies for each type of hedging relationship are described in Note U. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

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

Revenue Recognition:    Revenue is recognized when (i) there is a contract or other arrangement of sale, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured. Net Sales to wholesale customers and sales through the internet are recognized when the product has been received by the customer. Net Sales at VF-operated retail stores are recognized at the time products are purchased by consumers. Shipping and handling costs billed to customers are included in Net Sales. Net Sales are reduced by estimated allowances for trade terms, sales incentive programs, customer markdowns and charge-backs, and product returns. These allowances are estimated based on evaluations of specific product and customer circumstances, retail sales performance, historical and anticipated trends, and current economic conditions; historically, they have not differed significantly from actual results. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from Net Sales.

Royalty Income is recognized as earned based on the greater of the licensees’ sales of licensed products at rates specified in the licensing contracts or contractual minimum royalty levels.

Cost of Goods Sold for VF-manufactured goods includes all materials, labor and overhead costs incurred in the production process. Cost of Goods Sold for purchased finished goods includes the purchase costs and related overhead. In both cases, overhead includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, freight, duties, royalties paid to third parties and shrinkage. For product lines having a warranty, a provision for estimated future repair or replacement costs, based on historical and anticipated trends, is recorded when these products are sold.

Marketing, Administrative and General Expenses includes costs of product development, selling, marketing and advertising, VF-operated retail stores, warehousing, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $539.9 million in 2011, $426.8 million in 2010 and $327.3 million in 2009. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for their costs of advertising VF’s products. Cooperative advertising costs, totaling $48.5 million in 2011, $40.4 million in 2010 and $37.1 million in 2009, are independently verified to support the fair value of advertising reimbursed by VF. Shipping and handling costs for delivery of products to customers totaled

$229.1 million in 2011, $206.2 million in 2010 and $188.2 million in 2009. Expenses related to royalty income,

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

including amortization of licensed intangible assets, were $9.1 million in 2011, $9.1 million in 2010 and $10.1 million in 2009.

Rent Expense:    VF enters into noncancelable operating leases for retail stores, distribution centers, offices, other real estate and equipment. Leases for real estate have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. Contingent rent expense, owed when Net Sales at individual retail store locations exceed a stated base amount, is recognized when the liability is probable. Rent expense for leases having rent holidays or scheduled rent increases is recorded on a straight-line basis over the lease term beginning when VF has possession or control of the leased premises. Lease incentives received from landlords, plus any fair value adjustments recorded for leases of acquired businesses and differences between straight-line rent expense and scheduled rent payments, are recorded in Other Assets or Other Liabilities and amortized as an adjustment to rent expense over the lease term.

Self-insurance:    VF is self-insured for a substantial portion of its employee group medical, workers’ compensation, vehicle, property and general liability exposures. Liabilities for self-insured exposures are accrued at the present value of amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in current and noncurrent liabilities based on the expected periods of payment. Excess liability insurance has been purchased to cover claims in excess of self-insured amounts.

Income Taxes are provided on Net Income for financial reporting purposes. Income Taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the consolidated financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pretax financial statement income and taxable income, and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect the estimated future tax impact of these temporary differences and to net operating loss and net capital loss carryforwards, based on tax rates currently enacted for the years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered likely to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently reinvested. Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits, along with related interest and penalties, appropriately classified as current or noncurrent. The provision for Income Taxes also includes estimated interest and penalties related to uncertain tax positions.

Earnings Per Share:    Basic earnings per share is computed by dividing net income attributable to VF Corporation common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock and restricted stock units.

Concentration of Risks:    VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through multiple channels of distribution, including specialty stores, department stores, national chains, mass merchants, VF-operated stores, and e-commerce sites. VF’s ten largest customers, all U.S.-based retailers, accounted for 23% of 2011 Total Revenues, and sales to VF’s largest customer accounted for 9% of 2011 Total Revenues. Sales are made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Legal and Other Contingencies:    Management periodically assesses liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred, a loss, or a reasonable estimate of the loss, is recorded in the consolidated financial statements. Estimates of losses are adjusted in the period in which additional information becomes available or circumstances change. A contingent liability is disclosed when there is at least a reasonable possibility that a loss has been incurred. Management believes that the outcome of any outstanding or pending matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.

Reclassifications:    Certain prior year amounts have been reclassified to conform with the 2011 presentation.

Recently Issued Accounting Standards:    In May 2011, the FASB issued an update to their authoritative guidance regarding fair value measurements and related disclosures. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for the use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective in the first quarter of fiscal 2012, and is not expected to have a material impact on the financial statements.

In June 2011, the FASB issued an update to their accounting guidance regarding other comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. The guidance provided by this update becomes effective for VF in the first quarter of fiscal 2012. The adoption of this guidance will not have a material effect on the financial statements.

In September 2011, the FASB issued an update to their authoritative guidance regarding goodwill impairment testing. The amendment is intended to reduce the complexity of testing by allowing companies to assess qualitative factors to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. This guidance will be effective for fiscal years beginning after December 15, 2011, and is not expected to have a material effect on the financial statements.

Note B — Acquisitions

Acquisitions in 2011:    On September 13, 2011, VF acquired 100% of the outstanding shares of The Timberland Company (“Timberland”) for $2.3 billion in cash. The purchase price was funded by the issuance of $900.0 million of term debt together with cash on hand and short-term borrowings.

Timberland is a global footwear and apparel company based in New Hampshire whose primary brands are Timberland® and SmartWool®. Timberland contributed $712.9 million of revenues and $49.2 million of pretax earnings in 2011. In addition, VF incurred $33.5 million of acquisition-related expenses during 2011. The results of Timberland have been included in VF’s consolidated financial statements since the date of acquisition and are reported as part of the Outdoor & Action Sports Coalition.

This acquisition strengthens VF’s position within the outdoor apparel and footwear industry by adding two strong, global and authentic brands with significant momentum and growth opportunities. Factors that contributed to recognition of goodwill for the acquisition included (i) expected growth rates and profitability of Timberland, (ii) the opportunity to leverage VF’s skills to achieve higher growth in sales, income and cash flows of the business and (iii) expected synergies with existing VF business units. Goodwill resulting from this transaction is not tax deductible and has been assigned to the Outdoor & Action Sports Coalition.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The Timberland® and SmartWool® trademarks and trade names, which management believes have indefinite lives, have been valued at $1,274.1 million. Amortizable intangible assets have been assigned values of $174.4 million for customer relationships, $5.8 million for distributor agreements and $4.5 million for license agreements. Customer relationships are being amortized using an accelerated method over 20 years. Distributor agreements and license agreements are being amortized on a straight-line basis over ten and five years, respectively.

The allocation of the purchase price is preliminary and subject to change, primarily for income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In thousands
Cash and equivalents	$92,442
Inventories	390,180
Other current assets	310,111
Property, plant and equipment	89,581
Intangible assets	1,458,800
Other assets	33,127

Total assets acquired	2,374,241

Current liabilities	361,346
Other liabilities, primarily deferred income taxes	585,272

Total liabilities assumed	946,618

Net assets acquired	1,427,623
Goodwill	871,884

Purchase price	$2,299,507

Unaudited pro forma results of operations for VF are presented below assuming that the 2011 acquisition of Timberland had occurred at the beginning of 2010:

	2011*	2010
	In thousands, except per share amounts
Total revenues	$10,411,978	$9,132,073
Net income attributable to VF Corporation	808,867	623,538
Earnings per common share attributable to VF Corporation Common Stockholders:
Basic	$7.40	$5.73
Diluted	7.27	5.65

*	Pro forma operating results for 2011 include expenses totaling $96.2 million for acceleration of vesting for stock-based compensation awards, including tax payments required under employment agreements with certain Timberland executives.

Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Timberland’s historical filings with the Securities and Exchange Commission can be located at www.sec.gov.

On March 30, 2011, VF acquired the trademarks and related intellectual property of Rock & Republic Enterprises, Inc. for $58.1 million, including expenses. VF has accounted for this transaction as an asset acquisition and recorded the purchase price as an indefinite-lived intangible asset. Rock & Republic® jeanswear and related products will be offered in the United States through an exclusive wholesale distribution and licensing arrangement with Kohl’s Department Stores. Operating results will be reported as part of the Jeanswear Coalition.

On September 30, 2011, VF acquired the remaining noncontrolling interest in Napapijri Japan Ltd. for $0.1 million. Additionally, on November 2, 2011, VF acquired the remaining noncontrolling interest in VF Arvind Brands Private Ltd. (a joint venture in India) for $52.4 million. These acquisitions were accounted for as equity transactions since VF maintained control of these subsidiaries prior to the acquisitions. Therefore, VF recorded a decrease to additional paid-in capital of $50.2 million in 2011 related to these transactions. The changes in VF’s ownership interests in these subsidiaries impacted consolidated equity during 2011 as follows:

In thousands
Net income attributable to VF Corporation	$888,089
Net transfers to noncontrolling interests — decrease in equity for purchase of noncontrolling interests in subsidiaries	(50,226)

Changes from net income attributable to VF Corporation and transfers to the noncontrolling interests	$837,863

Acquisitions in prior years:    On March 10, 2010, VF acquired 100% ownership of its former 50%-owned joint venture that marketed Vans® branded products in the wholesale channel in Mexico. As part of this transaction, VF also acquired the Vans® retail stores that had been operated by the joint venture partner (together with the wholesale business, “Vans Mexico”). The purchase price was $31.0 million. The carrying value of our initial 50% investment, which had been accounted for using the equity method, was $7.9 million at the acquisition date. VF recognized a $5.7 million gain in Miscellaneous Income in 2010 from remeasuring its original 50% investment in the joint venture to fair value, measured using the income and market approaches. Revenues and pretax earnings recognized in VF’s 2010 operating results since the acquisition date were $28.2 million and $6.4 million (excluding the $5.7 million gain), respectively. Acquisition expenses were not significant. Vans Mexico is reported as part of the Outdoor & Action Sports Coalition.

On March 11, 2009, VF completed the acquisition of Mo Industries Holdings, Inc. (“Mo Industries”), owner of the Splendid® and Ella Moss® brands of premium sportswear, by acquiring the remaining two-thirds equity for $160.8 million (consisting of $156.1 million of cash and $4.7 million of notes) and payment of $52.3 million of debt. In June 2008, VF had acquired one-third of the outstanding equity of Mo Industries for $77.4 million. The carrying value of the investment was $80.5 million at the time of the March 2009 acquisition, consisting of the initial cost of the investment plus the equity in net income of the investment through the acquisition date. VF recognized a $0.3 million gain in Miscellaneous Income during 2009 from remeasuring its one-third interest in Mo Industries to fair value. Operating results of the acquisition have been included in the consolidated financial statements since March 11, 2009 and are reported as part of the Contemporary Brands Coalition.

Management allocated the purchase price of each acquisition to acquired tangible and intangible assets, and assumed liabilities, based on their respective fair values, with the excess purchase price recorded as goodwill. Factors that contributed to recognition of goodwill included (i) expected growth rates and profitability of the acquired companies, (ii) the ability to expand the brands within their markets or to new markets, (iii) their experienced workforces, (iv) VF’s strategies for growth in revenues, income and cash flows and (v) expected synergies with existing VF business units. The Mo Industries acquisition is consistent with VF’s goal of

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

acquiring strong lifestyle brands that have high growth potential within their target markets, and the Vans Mexico acquisition gave VF control of this leading brand in additional international markets. None of the goodwill recognized for these acquisitions is deductible for income tax purposes.

Management believes the Vans®, Splendid® and Ella Moss® trademarks and trade names have indefinite lives. Amounts assigned to amortizable intangible assets relate primarily to customer relationships, which are being amortized using accelerated methods over their estimated useful lives of 10 years for Vans Mexico and 18 years for Mo Industries.

Contingent consideration of $1.8 million ($1.1 million after income tax effect) and $3.8 million was recorded as goodwill in 2011 and 2009, respectively, related to acquisitions prior to 2008.

Note C — Accounts Receivable

	2011	2010
	In thousands
Trade	$1,079,770	$757,171
Royalty and other	94,486	60,511

Total accounts receivable	1,174,256	817,682
Less allowance for doubtful accounts	54,010	44,599

Accounts receivable, net	$1,120,246	$773,083

VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the end of 2011 and 2010, accounts receivable in the Consolidated Balance Sheets had been reduced by $115.4 million and $112.3 million, respectively, related to balances sold under this program. During 2011 and 2010, VF sold a total of $1,187.7 million and $1,062.8 million, respectively, of accounts receivable at their stated amounts, less a funding fee. The funding fee charged by the financial institution for this program, which totaled $2.0 million in 2011, $1.8 million in 2010 and $0.4 million in 2009, is recorded in Miscellaneous, net. Net proceeds of this accounts receivable sale program are recognized as part of the change in accounts receivable in Cash Provided by Operating Activities in the Consolidated Statements of Cash Flows.

Note D — Inventories

	2011	2010
	In thousands
Finished products	$1,197,928	$843,230
Work in process	86,902	78,226
Materials and supplies	168,815	149,238

Inventories	$1,453,645	$1,070,694

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note E — Property, Plant and Equipment

	2011	2010
	In thousands
Land	$53,138	$48,158
Buildings and improvements	754,391	606,532
Machinery and equipment	1,022,510	1,008,609

Property, plant and equipment, at cost	1,830,039	1,663,299
Less accumulated depreciation and amortization	1,092,588	1,060,391

Property, plant and equipment, net	$737,451	$602,908

Assets under capital leases, primarily buildings and improvements, are included in Property, Plant and Equipment at a cost of $43.6 million, less accumulated amortization of $16.2 million, at the end of 2011, and a cost of $45.3 million, less accumulated amortization of $15.4 million, at the end of 2010. Amortization expense for assets under capital leases is included in depreciation expense.

Property, Plant and Equipment at the end of 2011 includes $22.6 million of land and buildings owned by an independent contractor. When the contractor completes construction in 2012, VF has an obligation to purchase these assets at an estimated $38.3 million. The purchase obligation, representing the portion of the construction completed by the contractor through the end of 2011, has been recorded in Accrued Liabilities (Note J).

Assets subject to a mortgage have a cost of $21.2 million, less accumulated depreciation of $2.0 million and $1.5 million at the end of 2011 and 2010, respectively. All other Property, Plant and Equipment is unencumbered.

Note F — Intangible Assets

	Weighted
	Average			Net
	Amortization		Accumulated	Carrying
	Period	Cost	Amortization	Amount
	Dollars in thousands
December 2011
Amortizable intangible assets:
Customer relationships	19 years	$615,900	$138,083	$477,817
License agreements	24 years	183,704	59,465	124,239
Trademarks and other	8 years	19,364	7,430	11,934

Amortizable intangible assets, net				613,990
Indefinite-lived intangible assets:
Trademarks and trade names				2,344,473

Intangible assets, net				$2,958,463

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	Weighted
	Average			Net
	Amortization		Accumulated	Carrying
	Period	Cost	Amortization	Amount
	Dollars in thousands
December 2010
Amortizable intangible assets:
Customer relationships	19 years	$445,388	$108,081	$337,307
License agreements	24 years	179,557	51,816	127,741
Trademarks and other	8 years	15,035	10,365	4,670

Amortizable intangible assets, net				469,718
Indefinite-lived intangible assets:
Trademarks and trade names				1,021,207

Intangible assets, net				$1,490,925

Intangible assets are amortized using the following methods: customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — straight-line method.

Intangible assets increased during 2011 primarily due to the Timberland acquisition and the Rock & Republic® trademarks acquisition. See Note B.

In 2010, VF recorded an impairment charge of $6.6 million to reduce the carrying value of its 7 For All Mankind® indefinite-lived trademarks to their fair value. Similarly in 2009, VF recorded impairment charges of $5.6 million for Reef® and $14.5 million for lucy® to reduce the carrying values of those trademarks to their fair values. See Note T for additional information.

Amortization expense was $41.7 million in 2011, $39.4 million in 2010 and $40.5 million in 2009. Estimated amortization expense for the years 2012 through 2016 is $48.5 million, $46.3 million, $44.6 million, $42.8 million and $41.1 million, respectively.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note G — Goodwill

Changes in goodwill are summarized by business segment as follows:

	Outdoor &				Contemporary
	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
	In thousands
Balance, December 2008	606,612	235,818	56,703	215,767	198,898	$1,313,798
2009 acquisition	—	—	—	—	142,361	142,361
Impairment charges	(43,398)	—	—	(58,453)	—	(101,851)
Contingent consideration	3,818	—	—	—	—	3,818
Adjustments to purchase price allocation	(302)	—	—	—	(3,152)	(3,454)
Currency translation	8,149	3,112	—	—	1,747	13,008

Balance, December 2009	574,879	238,930	56,703	157,314	339,854	1,367,680
2010 acquisition	16,938	—	—	—	—	16,938
Impairment charge	—	—	—	—	(195,169)	(195,169)
Contingent consideration	(78)	—	—	—	—	(78)
Currency translation	(16,992)	(3,417)	—	—	(2,324)	(22,733)

Balance, December 2010	574,747	235,513	56,703	157,314	142,361	1,166,638
2011 acquisition	871,884	—	—	—	—	871,884
Contingent consideration	—	—	1,065	—	—	1,065
Currency translation	(9,035)	(7,092)	—	—	—	(16,127)

Balance, December 2011	$1,437,596	$228,421	$57,768	$157,314	$142,361	$2,023,460

In 2010, in connection with its annual impairment testing, VF recorded an impairment charge of $195.2 million to reduce the carrying value of goodwill in its 7 For All Mankind® business unit, which is part of the Contemporary Brands Coalition. Similarly in 2009, VF recorded impairment charges of $31.1 million, $12.3 million and $58.5 million to reduce the carrying values of goodwill related to its Reef®, lucy® and Nautica® business units. The Reef® and lucy® business units are part of the Outdoor & Action Sports Coalition, and Nautica® is part of the Sportswear Coalition. The impairment charges in 2010 and 2009 shown above represent the cumulative impairment charges for the business segments. See Note T for additional information.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note H — Other Assets

	2011	2010
	In thousands
Investments held for deferred compensation plans (Note M)	$181,416	$184,108
Other investments	15,177	23,292
Deferred income taxes (Note P)	29,304	38,523
Computer software, net of accumulated amortization of $39,723 in 2011 and $40,529 in 2010	50,189	43,558
Shop-in-shop costs, net of accumulated amortization of $31,735 in 2011 and $16,625 in 2010	33,157	24,072
Deferred debt issuance costs	15,326	9,256
Unrealized gains on hedging contracts (Note U)	7,252	3,272
Other	73,987	44,944

Other assets	$405,808	$371,025

Investments held for deferred compensation plans consist of mutual funds and life insurance contracts. Other investments include marketable securities and life insurance contracts.

Mutual funds are classified as trading securities and carried at fair value. Marketable securities are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses, net of related tax effects, reported as a component of Accumulated Other Comprehensive Income until realized. Life insurance contracts are carried at cash surrender value.

Note I — Short-term Borrowings

International lending arrangements totaled $34.6 and $36.6 million at December 2011 and 2010, respectively. These arrangements are unsecured and had a weighted average interest rate of 11.3% and 7.7% at the end of December 2011 and 2010, respectively.

In December 2011, VF entered into a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”). The Global Credit Facility expires in December 2016. VF may request two extensions of one year each, subject to stated terms and conditions. The Global Credit Facility replaced the previous $1.0 billion senior domestic unsecured revolving facility and the €250.0 million senior international unsecured revolving facility, both of which were scheduled to expire in October 2012. The Global Credit Facility, which supports VF’s $1.25 billion U.S. commercial paper program described below, has a $750.0 million sublimit to borrow readily available non-US dollar currencies and a $100.0 million letter of credit sublimit. Borrowings under the Global Credit Facility are currently priced at a credit spread of 90 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee currently equal to 10 basis points to the lenders under the Global Credit Facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.

The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated indebtedness to consolidated capitalization ratio, as defined therein, equal to or below 60%. If VF fails in the performance of any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. At the end of 2011, VF was in compliance with all covenants, and the entire amount of the Global Credit Facility was available for borrowing, except for $21.1 million of standby letters of credit issued on behalf of VF.

VF has commercial paper programs that allow for borrowings up to $1.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were $247.1 million of commercial paper borrowings outstanding as of December 2011, and none outstanding at December 2010.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note J — Accrued Liabilities

	2011	2010
	In thousands
Compensation	$187,053	$155,563
Deferred compensation (Note M)	25,613	23,000
Income taxes	17,284	10,499
Deferred income taxes (Note P)	9,740	6,897
Other taxes	94,893	72,013
Advertising	38,880	31,461
Customer discounts and allowances	35,725	30,412
Interest	17,360	10,451
Unrealized losses on hedging contracts (Note U)	19,326	25,440
Insurance	21,118	23,215
Product warranty claims (Note L)	13,791	12,334
Pension liabilities (Note M)	7,965	5,873
Freight, duties, and postage	40,220	16,956
Construction obligation (Note E)	22,648	—
Other	192,870	135,050

Accrued liabilities	$744,486	$559,164

Note K — Long-term Debt

	2011	2010
	In thousands
Floating rate notes, due 2013	$400,000	$—
5.95% notes, due 2017	250,000	250,000
3.50% notes, due 2021	498,496	—
6.00% notes, due 2033	293,096	292,949
6.45% notes, due 2037	350,000	350,000
Other long-term debt	10,702	10,867
Capital leases	32,231	34,803

Total long-term debt	1,834,525	938,619
Less current portion	2,744	2,737

Long-term debt, due beyond one year	$1,831,781	$935,882

In August 2011, VF issued $900.0 million of term debt to provide funding for the Timberland acquisition. The debt is comprised of $500.0 million of 3.50% fixed rate notes due in 2021 and $400.0 million of floating rate notes due in 2013. The floating rate notes bear interest at the three-month LIBOR rate plus .75%. The interest rate resets quarterly and was 1.25% at the end of 2011. Interest payments are due quarterly on the floating rate notes and semi-annually on the fixed rate notes.

All notes, along with any amounts outstanding under the Global Credit Facility (Note I), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the 2013, 2017, 2021 and 2037 notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. At the end of 2011, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2013, 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued interest.

The 2013 notes are not redeemable. VF may redeem its other notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 20 basis points for the 2017 and 2021 notes and 25 basis points for the 2037 notes, plus accrued interest to the redemption date. In addition, the 2021 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity.

The 2021 notes have a principal balance of $500.0 million and are recorded net of unamortized original issue discount. Interest expense on these notes is recorded at an effective annual interest rate of 4.69%, including amortization of a deferred loss on an interest rate hedging contract (Note U), original issue discount and debt issuance costs.

The 2033 notes have a principal balance of $300.0 million and are recorded net of unamortized original issue discount. Interest expense on these notes is recorded at an effective annual interest rate of 6.19%, including amortization of a deferred gain on an interest rate hedging contract (Note U), original issue discount and debt issuance costs.

Capital leases relate primarily to buildings and improvements (Note E). These leases expire at dates through 2021 and have an effective interest rate of 5.06%.

The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2011 are summarized as follows:

	Notes and Other	Capital Leases	Total
	In thousands
2012	$174	$4,148	$4,322
2013	400,187	4,156	404,343
2014	200	4,123	4,323
2015	213	4,123	4,336
2016	9,928	4,345	14,273
Thereafter	1,400,000	19,893	1,419,893

	1,810,702	40,788	1,851,490
Less debt discount included above	8,408	—	8,408
Less amounts representing interest	—	8,557	8,557

Total long-term debt	1,802,294	32,231	1,834,525
Less current portion	174	2,570	2,744

Long-term debt, due beyond one year	$1,802,120	$29,661	$1,831,781

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note L — Other Liabilities

	2011	2010
	In thousands
Deferred compensation (Note M)	$196,443	$190,732
Pension liabilities (Note M)	394,753	201,499
Income taxes (Note P)	118,091	33,409
Deferred income taxes (Note P)	415,852	7,936
Deferred rent liabilities	79,445	49,954
Product warranty claims	30,936	30,001
Unrealized losses on hedging contracts (Note U)	4,187	3,375
Other	50,431	33,974

Other liabilities	$1,290,138	$550,880

Activity relating to accrued product warranty claims is summarized as follows:

	2011	2010	2009
	In thousands
Balance, beginning of year	$42,335	$41,473	$40,069
Accrual for products sold during the year	15,749	11,436	9,052
Repair or replacement costs incurred	(12,911)	(9,397)	(8,193)
Currency translation	(446)	(1,177)	545

Balance, end of year	44,727	42,335	41,473
Less current portion (Note J)	13,791	12,334	11,763

Long-term portion	$30,936	$30,001	$29,710

Note M — Retirement and Savings Benefit Plans

VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to amend any aspect of the plans, or to curtail or discontinue any of the plans, subject to local regulations.

Defined Benefit Pension Plans:    VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time domestic employees employed before 2005 and an unfunded supplemental defined benefit pension plan that provides benefits earned that exceed limitations imposed by income tax regulations. VF also sponsors contributory defined benefit plans covering selected international employees. Defined benefit plans

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

provide pension benefits based on compensation and years of service. The components of pension cost for all defined benefit plans were as follows:

	2011	2010	2009
	Dollars in thousands
Service cost — benefits earned during the year	$20,867	$18,085	$14,904
Interest cost on projected benefit obligations	78,859	76,691	71,799
Expected return on plan assets	(89,689)	(76,846)	(53,515)
Amortization of deferred amounts:
Net deferred actuarial losses	43,088	45,731	60,525
Deferred prior service cost	3,453	3,948	4,266

Total pension expense	$56,578	$67,609	$97,979

Assumptions used to determine domestic pension expense:
Discount rate	5.65%	6.05%	6.50%
Expected long-term return on plan assets	7.75%	7.75%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The actuarial assumptions presented above relate to domestic defined benefit plans, which comprise approximately 93% of total plan assets and projected benefit obligations at December 2011. For international plans, assumptions reflect economic circumstances applicable to each country.

The following provides a reconciliation of the changes in fair value of the pension plans’ assets and projected benefit obligations for each year, and the plans’ funded status at the end of each year:

	2011	2010
	Dollars in thousands
Fair value of plan assets, beginning of year	$1,211,588	$1,034,368
Actual return on plan assets	4,029	126,396
VF contributions	10,232	113,460
Participant contributions	2,455	1,946
Benefits paid	(82,787)	(62,712)
Currency translation	(1,339)	(1,870)

Fair value of plan assets, end of year	1,144,178	1,211,588

Projected benefit obligations, beginning of year	1,418,960	1,285,253
Service cost	20,867	18,085
Interest cost	78,859	76,691
Participant contributions	2,455	1,946
Actuarial loss	110,254	101,669
Benefits paid	(82,787)	(62,712)
Currency translation	(1,712)	(1,972)

Projected benefit obligations, end of year	1,546,896	1,418,960

Funded status, end of year	$(402,718)	$(207,372)

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	2011	2010
	Dollars in thousands
Amounts included in Consolidated Balance Sheets:
Current liabilities (Note J)	$(7,965)	$(5,873)
Noncurrent liabilities (Note L)	(394,753)	(201,499)

Funded status	$(402,718)	$(207,372)

Accumulated Other Comprehensive Income (Loss):
Net deferred actuarial losses	$567,864	$415,153
Deferred prior service cost	15,176	18,629

	$583,040	$433,782

Accumulated benefit obligations	$1,498,583	$1,367,777

Assumptions used to determine obligations for domestic defined benefit plans:
Discount rate	5.10%	5.65%
Rate of compensation increase	4.00%	4.00%

Accumulated benefit obligations at any pension plan measurement date are the present value of vested and unvested pension benefits earned through the measurement date, without projection to future periods. Projected benefit obligations are the present value of vested and unvested pension benefits earned, with projected future compensation increases.

Deferred actuarial losses result from differences in any year between actual results and amounts estimated using actuarial assumptions. These amounts are deferred as a component of Accumulated OCI and amortized to future years’ pension expense. These unrecognized actuarial gains and losses are amortized as follows: amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets and (ii) 20% of projected benefit obligations are amortized over the expected average remaining years of service of active participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. Deferred prior service costs are also recorded in OCI and amortized to future years’ pension expense. The estimated amounts of Accumulated OCI to be amortized to pension expense in 2012 are $70.5 million of deferred actuarial losses and $3.2 million of deferred prior service costs.

Management’s investment objective is to invest the plans’ assets in a diversified portfolio of securities to provide long-term growth in plan assets that, along with VF contributions, will meet the plans’ benefit payment obligations. Investment strategies focus on diversification among multiple asset classes (in accordance with the target allocations presented below), a balance of long-term investment return at an acceptable level of risk, and liquidity to meet benefit payments. Plan assets are generally liquid securities diversified across equity, fixed income, real estate and other asset classes. Funds are allocated among independent investment managers who have full discretion to manage their portion of the investments, subject to strategy and risk guidelines established with each manager. The overall strategy, the resulting allocations of plan assets and the performance of individual investment managers are continually monitored. Derivative instruments may be used by investment managers for hedging purposes and by the commodity investment manager to gain exposure to commodities through the futures market. There are no investments in VF debt or equity securities and no significant concentrations of security risk.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The expected long-term rate of return on the plans’ assets was based on an evaluation of the weighted average of the expected returns for the major asset classes in which the plans invest. Expected returns by asset class were developed through analysis of historical market returns, current market conditions, inflation expectations, and equity and credit risks. The target allocation of investments by asset class for the domestic defined benefit plan in 2012 is provided below:

Target Allocation
Equity securities	46 - 60%
Fixed income securities	25 - 35%
Real estate securities	8 - 12%
Commodities and other*	0 - 10%
Liquidity/cash equivalents	0 - 7%

*	Includes commodity-linked investments and U.S. government fixed income investments, including Treasury inflation-protected securities (“TIPS”).

The fair value of investments held by VF’s pension plans at December 2011 and 2010, by asset class, is summarized below. See Note T for a description of the three levels of fair value measurement hierarchy. Level 2 securities generally represent institutional funds measured at their daily net asset value derived from quoted prices of the underlying investments.

	Total Plan Assets	Quote Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Dollars in thousands
December 2011
Cash equivalents(a)	$38,200	$6,086	$32,114	$—
Equity securities:
Domestic	330,663	329,455	1,208	—
International	229,580	101,452	128,128	—
Fixed income securities:
U.S. Treasury and government agencies	132,696	114,026	18,670	—
Corporate and international bonds	393,884	—	393,884	—
Real estate	38,512	38,512	—	—
Insurance contracts	28,779	—	28,779	—
Commodities(c)	(236)	(236)	—	—
Payable for securities(d)	(47,900)	—	(47,900)	—

	$1,144,178	$589,295	$554,883	$—

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	Total Plan Assets	Quote Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Dollars in thousands
December 2010
Cash equivalents(a)	$150,666	$1,220	$149,446	$—
Equity securities:
Domestic	428,127	427,120	1,007	—
International	185,459	113,410	72,049	—
Fixed income securities:
U.S. Treasury and government agencies	107,823	88,634	19,189	—
Corporate and international bonds	290,698	—	290,698	—
Real estate(b)	22,368	2,000	20,368	—
Insurance contracts	23,555	—	23,555	—
Commodities(c)	2,892	2,892	—

	$1,211,588	$635,276	$576,312	$—

(a)	Both years include cash held by individual investment managers of other asset classes for liquidity purposes. Level 2 includes an institutional fund that invests primarily in short-term U.S. government securities. 2010 includes $100.0 million contributed to the plan by VF in late 2010 that had not been allocated to individual investment managers.

(b)	2010 includes institutional funds that invest directly in U.S. real estate properties and U.S. real estate securities.

(c)	Consists of derivative commodity futures.

(d)	Represents payable for purchased securities not yet settled.

VF makes contributions to its pension plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as considered prudent. VF made discretionary contributions of $100.0 million and $200.0 million to the domestic qualified defined benefit plan in 2010 and 2009, respectively. VF is not required under applicable regulations to make a contribution to the domestic qualified defined benefit pension plan during 2012. VF does not currently plan to make any contributions to the domestic qualified defined benefit plan during 2012, but continues to evaluate whether discretionary contributions would be appropriate. VF intends to make contributions totaling approximately $13.6 million to the other pension plans during 2012. The plans’ estimated future benefit payments are approximately $71.0 million in 2012, $73.3 million in 2013, $77.6 million in 2014, $80.7 million in 2015, $83.8 million in 2016 and $471.7 million for the years 2017 through 2021.

Deferred Compensation Plans:    VF sponsors a nonqualified retirement savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Expense under this plan was $4.3 million in 2011 and $3.9 million in each of 2010 and 2009. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds, a fixed income fund and VF Common Stock. Changes in the fair value of the participants’ hypothetical investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense in the Consolidated Statements of Income. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. Similarly, under a separate nonqualified plan, nonemployee members of the Board of Directors may elect to defer their Board compensation and invest it in hypothetical shares of VF Common Stock. VF also has remaining obligations under deferred compensation plans of acquired companies. At December 2011, VF’s liability to participants in all deferred compensation plans was $222.0 million, of which $25.6 million was recorded in Accrued Liabilities (Note J) and $196.4 million was recorded in Other Liabilities (Note L).

VF has purchased (i) publicly traded mutual funds, a fixed income fund and VF Common Stock in the same amounts as most of the participant-directed investment selections underlying the deferred compensation liabilities and (ii) variable life insurance contracts that, in turn, invest in institutional funds that are substantially the same as other participant-directed investment selections. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of VF’s insolvency, and an economic hedge of the financial impact of changes in deferred compensation liabilities. VF also has assets related to deferred compensation plans of acquired companies. At December 2011, the fair value of investments held for all deferred compensation plans was $205.4 million, of which $24.0 million was recorded in Other Current Assets and $181.4 million was recorded in Other Assets (Note H). The VF Common Stock purchased to match participant-directed investment selections is treated for financial reporting purposes as treasury stock (Note N), which is the primary reason for the difference in carrying value of the investment securities and the recorded deferred compensation liabilities. Realized and unrealized gains and losses on these investments (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.

Other Retirement and Savings Plans:    VF also sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $16.9 million in 2011, $14.6 million in 2010 and $13.3 million in 2009.

Note N — Capital and Accumulated Other Comprehensive Income (Loss)

Common Stock outstanding is net of shares held in treasury, and in substance retired. There were 19,289,690 treasury shares at the end of 2011, 19,099,644 treasury shares at the end of 2010 and 13,943,457 treasury shares at the end of 2009. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 238,275 shares of VF Common Stock at the end of 2011, 246,860 shares at the end of 2010 and 241,446 shares at the end of 2009 were held in trust for deferred compensation plans (Note M). These shares held for deferred compensation plans are treated for financial reporting purposes as treasury shares at a cost of $11.0 million, $10.7 million and $9.9 million at the end of 2011, 2010 and 2009, respectively.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(loss) are reported, net of related income taxes, in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity, as follows:

	2011	2010
	In thousands
Foreign currency translation	$(51,159)	$(5,727)
Defined benefit pension plans	(356,693)	(266,125)
Derivative financial instruments	(14,167)	(1,716)
Marketable securities	542	4,974

Accumulated other comprehensive income (loss)	$(421,477)	$(268,594)

Note O — Stock-based Compensation

VF is authorized to grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers, key employees and nonemployee members of VF’s Board of Directors under the amended and restated 1996 Stock Compensation Plan approved by stockholders. All stock-based compensation awards are classified as equity awards, which are accounted for in Stockholders’ Equity in the Consolidated Balance Sheets. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. Awards that do not vest are forfeited. VF has elected to compute income tax benefits associated with stock option awards under the short cut method as allowed by the applicable accounting literature. Total stock-based compensation cost and the related income tax benefits recognized in the Consolidated Statements of Income were $76.7 million and $28.2 million in 2011, $63.5 million and $23.4 million in 2010, and $36.0 million and $13.3 million in 2009, respectively. Stock-based compensation cost capitalized as part of inventory was $0.3 million at December 2011 and 2010. At the end of 2011, there was $44.9 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of one year.

At the end of 2011, there were 10,861,373 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.

Stock Options:    Stock options are granted with an exercise price equal to the market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years, and compensation cost is recognized ratably over the vesting period. Stock options granted to members of the Board of Directors become exercisable one year from the date of grant. All options have ten year terms. The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	2011	2010	2009
Expected volatility	27% to 38%	24% to 39%	33% to 48%
Weighted average expected volatility	34%	35%	38%
Expected term (in years)	5.6 to 7.5	5.5 to 7.6	4.9 to 7.4
Dividend yield	3.1%	3.7%	3.5%
Risk-free interest rate	0.2% to 3.5%	0.2% to 3.7%	0.5% to 2.9%
Weighted average grant date fair value	$25.12	$18.46	$15.39

Expected volatility over the contractual term of an option was based on a combination of the implied volatility from publicly traded options on VF Common Stock and the historical volatility of VF Common Stock.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Stock option activity for 2011 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 2010	6,372,908	$65.40
Granted	945,517	96.06
Exercised	(2,401,094)	62.47
Forfeited/cancelled	(116,230)	76.98

Outstanding, December 2011	4,801,101	72.62	6.7	$261,044

Exercisable, December 2011	2,780,921	$66.78	5.5	$167,445

The total fair value of stock options vested during 2011, 2010 and 2009 was $20.6 million, $22.7 million, and $30.6 million, respectively. The total intrinsic value of stock options exercised during 2011, 2010 and 2009 was $113.5 million, $61.6 million and $37.7 million, respectively.

Restricted Stock Units:    VF has granted performance-based RSUs to key employees as a long-term incentive. These RSUs enable the recipients to receive shares of VF Common Stock at the end of a three year period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three year performance period.

VF has also granted nonperformance-based RSUs to a smaller group of key employees and members of the Board of Directors. Each RSU entitles the holder to one share of VF Common Stock. The employee RSUs generally vest four years after the date of grant. The RSUs granted to members of the Board of Directors vest upon grant and will be settled in shares of VF common stock one year from the date of grant.

Dividend equivalents, payable in additional shares of VF Common Stock, accrue without compounding on the RSUs, and are subject to the same risks of forfeiture as the RSUs.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

RSU activity for 2011 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 2010	855,357	$68.09	76,300	$79.49
Granted	240,672	95.76	86,336	114.31
Issued as Common Stock	(238,290)	77.54	(576)	95.56
Forfeited/cancelled	(36,528)	75.87	(9,300)	71.91

Outstanding, December 2011	821,211	73.11	152,760	99.57

Vested, December 2011	480,140	$65.90	5,760	$95.56

The weighted average fair value of performance-based RSUs granted during 2011, 2010 and 2009 was $95.76, $72.11 and $57.42, respectively, which was equal to the market value of the underlying VF Common Stock. The total market value of awards outstanding at the end of 2011 was $104.3 million. Awards earned and vested for the three year performance period ended in 2011 and distributable in early 2012 totaled 526,164 shares of VF Common Stock having a value of $74.6 million, as approved by the Compensation Committee of the Board of Directors. Similarly, 314,705 shares of VF Common Stock with a value of $27.2 million were earned for the performance period ended in 2010, and 213,052 shares of VF Common Stock with a value of $15.3 million were earned for the performance period ended in 2009.

The weighted average grant date fair value of each nonperformance-based RSU granted during 2011, 2010 and 2009 was $114.31, $84.01 and $57.38, respectively, which was equal to the market value of the underlying VF Common Stock. The total market value of awards outstanding at the end of 2011 was $20.0 million.

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

Restricted stock activity for 2011 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, December 2010	143,259	$74.79
Granted	68,000	114.77
Dividend equivalents	3,367	113.31
Vested	(29,152)	57.52
Forfeited	(5,137)	73.47

Nonvested shares, December 2011	180,337	$93.41

Nonvested shares of restricted stock had a market value of $22.9 million at the end of 2011. The market value of the shares vested during 2011 was $3.7 million.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note P — Income Taxes

The provision for Income Taxes was computed based on the following amounts of Income Before Income Taxes:

	2011	2010	2009
	In thousands
Domestic	$582,198	$417,906	$402,379
Foreign	582,545	332,306	252,294

Income before income taxes	$1,164,743	$750,212	$654,673

The provision for Income Taxes consisted of:

	2011	2010	2009
	In thousands
Current:
Federal	$193,433	$188,072	$80,585
Foreign	57,738	53,260	45,208
State	34,046	27,436	15,748

	285,217	268,768	141,541
Deferred, primarily federal	(10,867)	(92,068)	54,674

Income taxes	$274,350	$176,700	$196,215

The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense in the consolidated financial statements are as follows:

	2011	2010	2009
	In thousands
Tax at federal statutory rate	$407,660	$262,574	$229,136
State income taxes, net of federal tax benefit	23,147	15,968	9,415
Foreign rate differences	(144,327)	(100,712)	(76,059)
Change in valuation allowance	(12,126)	6,531	4,781
Goodwill impairment	—	—	35,648
Tax credits	(8,454)	(11,336)	(4,364)
Other	8,450	3,675	(2,342)

Income taxes	$274,350	$176,700	$196,215

Foreign rate differences include $1.6 million in tax benefits in 2011, $5.6 million in 2010 and $3.8 million in 2009 from the favorable audit outcomes on certain tax matters and from expiration of statutes of limitations. 2010 foreign rate differences also include $13.0 million of tax benefits for refund claims related to prior years’ tax filings in a foreign jurisdiction.

VF has been granted a lower effective income tax rate on taxable earnings for years 2010 through 2014 in a foreign jurisdiction based on investment and employment level requirements. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $6.2 million ($0.05 per diluted share) in

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

2011 and $6.0 million ($0.05 per diluted share) in 2010. Income tax was reduced by $7.1 million ($0.06 per diluted share) in 2009 pursuant to a separate agreement that expired in 2009. In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction for the period 2010 through 2019. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $5.5 million ($0.05 per diluted share) in 2011 and $4.5 million ($0.04 per diluted share) in 2010.

Additionally, income tax expense in 2011 and 2010 included $8.5 million and $7.5 million, respectively, of tax credits related to prior years.

Deferred income tax assets and liabilities consisted of the following:

	2011	2010
	In thousands
Deferred income tax assets:
Inventories	$21,489	$13,643
Employee compensation and benefits	321,353	244,477
Other accrued expenses	160,885	111,952
Operating loss carryforwards	156,380	147,391
Capital loss carryforwards	18,558	31,302

	678,665	548,765
Valuation allowance	(151,556)	(149,896)

Deferred income tax assets	527,109	398,869

Deferred income tax liabilities:
Intangible assets	776,816	257,249
Other deferred liabilities	25,347	18,810
Foreign currency translation	14,517	30,900

Deferred income tax liabilities	816,680	306,959

Net deferred income tax assets (liabilities)	$(289,571)	$91,910

Amounts included in Consolidated Balance Sheets:
Current assets	$106,717	$68,220
Current liabilities	(9,740)	(6,897)
Noncurrent assets	29,304	38,523
Noncurrent liabilities	(415,852)	(7,936)

	$(289,571)	$91,910

As of the end of 2011, VF has not provided deferred taxes on $1,527.0 million of undistributed earnings from international subsidiaries where the earnings are considered to be permanently reinvested. VF’s intent is to continue to reinvest these earnings to support the strategic priority for growth in international markets. If management decides at a later date to repatriate these funds to the United States, VF would be required to provide taxes on these amounts based on applicable U.S. tax rates net of foreign taxes already paid. VF has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

VF has potential tax benefits totaling $116.7 million for foreign operating loss carryforwards, of which $100.5 million have an unlimited carryforward life. In addition, there are $23.3 million of potential tax benefits for federal operating loss carryforwards that expire between 2017 and 2027, $16.3 million of benefits for state operating loss carryforwards that expire between 2011 and 2029 and $18.6 million of benefits for federal capital loss carryforwards that expire between 2012 and 2014. Some of the foreign and substantially all of the federal and state operating loss carryforward amounts relate to acquired companies for periods prior to their acquisition by VF. A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized.

Valuation allowances totaled $106.1 million for available foreign operating loss carryforwards, $13.3 million for available federal operating loss carryforwards, $7.9 million for available state operating loss carryforwards, $18.3 million for federal capital loss carryforwards and $6.0 million for other foreign deferred income tax assets. During 2011, VF had a net decrease in valuation allowances of $5.1 million related to foreign operating loss carryforwards and other deferred tax assets, a decrease of $1.3 million related to state operating loss carryforwards, an increase of $5.9 million upon the acquisition of Timberland, an increase of $3.5 million related to federal capital loss carryforwards, and a decrease of $1.4 million related to foreign currency translation effects.

A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

	Unrecognized Income Tax Benefits	Accrued Interest	Unrecognized Income Tax Benefits, Including Interest
	In thousands
Balance, December 2008	$57,431	$10,821	$68,252
Additions for current year tax positions	2,780	—	2,780
Additions for prior year tax positions	1,264	2,274	3,538
Reductions for prior year tax positions	(7,651)	(1,958)	(9,609)
Reductions due to statute expirations	(9,624)	(1,795)	(11,419)
Payments in settlement	(2,555)	(763)	(3,318)
Currency translation	233	—	233

Balance, December 2009	41,878	8,579	50,457
Additions for current year tax positions	8,460	377	8,837
Additions for prior year tax positions	15,053	2,229	17,282
Reductions for prior year tax positions	(214)	(200)	(414)
Reductions due to statute expirations	(5,315)	(409)	(5,724)
Payments in settlement	(1,573)	(746)	(2,319)
Currency translation	(721)	—	(721)

Balance, December 2010	57,568	9,830	67,398
Additions for current year tax positions	14,862	4	14,866
Additions for prior year tax positions	12,038	6,661	18,699
Additions for prior year — Timberland acquisition	48,077	1,792	49,869
Reductions for prior year tax positions	(13,975)	(570)	(14,545)
Reductions due to statute expirations	(6,748)	(4,006)	(10,754)
Payments in settlement	(6,951)	(579)	(7,530)
Currency translation	88	—	88

Balance, December 2011	$104,959	$13,132	$118,091

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	2011	2010
Amounts included in Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest	$118,091	$67,398
Less deferred tax benefit	15,368	9,821

Total unrecognized tax benefits	$102,723	$57,577

The net unrecognized tax benefits and interest of $102.7 million at the end of 2011, if recognized, would reduce the annual effective tax rate.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) is currently examining tax years 2007, 2008 and 2009. Tax years prior to 2007 have been effectively settled with the IRS, with the exception of outstanding refund claims. VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years to ensure VF’s provision for income taxes is sufficient. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $9.7 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $9.4 million of which would reduce income tax expense.

Note Q — Business Segment Information

VF’s businesses are grouped by product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments, as described below:

•	Outdoor & Action Sports — Outerwear and action sports apparel and footwear, backpacks, bags, and technical equipment

•	Jeanswear — Jeanswear and related products

•	Imagewear — Occupational apparel and licensed apparel

•	Sportswear — Fashion sportswear

•	Contemporary Brands — Premium lifestyle apparel

•	Other — Primarily VF Outlets

Management at each of the coalitions has direct control over and responsibility for its revenues, operating income and assets, hereinafter termed “Coalition Revenues,” “Coalition Profit” and “Coalition Assets,” respectively. VF management evaluates operating performance and makes investment and other decisions based on Coalition Revenues and Coalition Profit. Accounting policies used for internal management reporting at the individual coalitions are consistent with those in Note A, except as stated below. Common costs such as information systems processing, retirement benefits and insurance are allocated to the coalitions based on appropriate metrics such as usage or employment.

Corporate costs, (other than allocated costs directly related to the coalitions), impairment charges and net interest expense are not controlled by coalition management and therefore are excluded from the Coalition Profit performance measure used for internal management reporting. Corporate and Other Expenses consists of corporate headquarters expenses that are not allocated to the coalitions (including compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general) and other expenses related to but not allocated to the coalitions for internal management reporting (including a portion of

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

defined benefit pension costs, development costs for management information systems, costs of maintaining and enforcing certain of VF’s trademarks, adjustments for the LIFO method of inventory valuation (prior to 2011) and miscellaneous consolidating adjustments). Defined benefit pension plans in the United States are centrally managed. The current year service cost component of pension cost is allocated to the coalitions, while other cost components are reported in Corporate and Other.

Coalition Assets, for internal management purposes, are those used directly in or resulting from the operations of each business unit, such as accounts receivable, inventories and property, plant and equipment. Corporate assets include corporate facilities, investments held in trust for deferred compensation plans and information systems assets.

Financial information for VF’s reportable segments is as follows:

	2011	2010	2009
	In thousands
Coalition revenues:
Outdoor & Action Sports	$4,561,998	$3,204,657	$2,806,126
Jeanswear	2,731,770	2,537,591	2,522,459
Imagewear	1,025,214	909,402	865,472
Sportswear	543,515	497,773	498,317
Contemporary Brands	485,142	438,741	417,742
Other	111,593	114,425	110,170

Total revenues	$9,459,232	$7,702,589	$7,220,286

Coalition profit:
Outdoor & Action Sports(a)	$828,228	$636,720	$492,889
Jeanswear	413,187	431,942	370,886
Imagewear	145,655	111,174	87,489
Sportswear	56,312	52,354	51,993
Contemporary Brands	35,860	14,046	50,844
Other	(1,024)	(61)	1,194

Total coalition profit	1,478,218	1,246,175	1,055,295
Impairment of goodwill and trademarks(b)	—	(201,738)	(121,953)
Corporate and other expenses(a)	(240,675)	(218,823)	(194,997)
Interest, net	(72,800)	(75,402)	(83,672)

Income before income taxes	$1,164,743	$750,212	$654,673

(a)	2011 amounts include $33.5 million of expenses related to the acquisition of Timberland, reported in: Outdoor & Action Sports — $23.7 million and Corporate — $9.8 million. See Note B.

(b)	Goodwill and trademark impairment charges totaling $201.7 million in 2010 related to Contemporary Brands and totaling $122.0 million in 2009 related to: Outdoor & Action Sports — $63.5 million and Sportswear — $58.5 million. See Notes F, G, and T.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	2011	2010	2009
	In thousands
Coalition assets:
Outdoor & Action Sports	$1,762,774	$954,441	$870,761
Jeanswear	898,733	841,865	849,888
Imagewear	356,782	319,179	320,889
Sportswear	128,823	127,567	106,911
Contemporary Brands	195,528	181,399	190,105
Other	63,262	61,065	62,220

Total coalition assets	3,405,902	2,485,516	2,400,774
Cash and equivalents	341,228	792,239	731,549
Intangible assets and goodwill	4,981,923	2,657,563	2,902,801
Deferred income taxes	136,021	106,743	76,141
Corporate assets	448,052	415,495	362,598

Consolidated assets	$9,313,126	$6,457,556	$6,473,863

Capital expenditures:
Outdoor & Action Sports	$90,381	$49,658	$34,681
Jeanswear	21,076	19,906	17,547
Imagewear	5,318	2,843	2,131
Sportswear	5,902	3,770	1,776
Contemporary Brands	16,534	10,975	15,535
Other	5,370	5,627	4,412
Corporate	26,313	18,861	9,777

	$170,894	$111,640	$85,859

Depreciation and amortization expense:
Outdoor & Action Sports	$83,559	$62,563	$54,467
Jeanswear	41,207	34,304	39,297
Imagewear	11,513	12,055	12,438
Sportswear	12,072	12,155	12,821
Contemporary Brands	26,590	32,864	26,139
Other	4,122	3,638	3,530
Corporate	19,672	15,817	21,760

	$198,735	$173,396	$170,452

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Supplemental information (with revenues by geographic area based on the location of the customer) is as follows:

	2011	2010	2009
	In thousands
Total revenues:
United States	$6,220,933	$5,411,533	$5,078,065
Foreign, primarily Europe	3,238,299	2,291,056	2,142,221

	$9,459,232	$7,702,589	$7,220,286

Property, plant and equipment:
United States	$521,838	$446,718	$449,091
Other foreign, primarily Europe	215,613	156,190	165,087

	$737,451	$602,908	$614,178

Sales to Wal-Mart Stores, Inc., primarily from the Jeanswear Coalition, comprised 9% of Total Revenues in 2011, 10% in 2010 and 11% in 2009.

Note R — Commitments

VF is obligated under noncancelable operating leases. Rent expense included in the Consolidated Statements of Income was as follows:

	2011	2010	2009
	In thousands
Minimum rent expense	$233,845	$181,190	$176,490
Contingent rent expense	14,625	6,828	5,966

Rent expense	$248,470	$188,018	$182,456

Future minimum lease payments are $274.9 million, $220.1 million, $181.7 million, $154.4 million and $116.4 million for the years 2012 through 2016, respectively, and $254.3 million thereafter. In addition, VF will receive total payments of $6.3 million over the period of a noncancelable sublease through 2016.

VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in Cost of Goods Sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $63.5 million, $77.9 million, $80.5 million, $29.3 million and $30.9 million for the years 2012 through 2016, respectively, and $29.2 million thereafter.

In the ordinary course of business, VF has entered into purchase commitments for raw materials, contract production and finished products. These agreements, typically ranging from 2 to 6 months in duration, require total payments of $1,244.4 million in 2012. In addition, VF has a remaining commitment to purchase $52.5 million of finished product, with a minimum of $15.0 million per year, in connection with the sale of a business in a prior year.

VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $196.0 million, $32.8 million, $18.7 million, $5.1 million and $1.8 million for the years 2012 through 2016, respectively, and none thereafter.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs totaled $101.7 million as of December 2011. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.

Note S — Earnings Per Share

	2011	2010	2009
	In thousands, except per share amounts
Earnings per share — basic:
Net income	$890,393	$573,512	$458,458
Net (income) loss attributable to noncontrolling interests	(2,304)	(2,150)	2,813

Net income attributable to VF Corporation	$888,089	$571,362	$461,271

Weighted average Common Stock outstanding	109,287	108,764	110,389

Earnings per share attributable to VF Corporation common stockholders	$8.13	$5.25	$4.18

Earnings per share — diluted:
Net income attributable to VF Corporation	$888,089	$571,362	$461,271

Weighted average Common Stock outstanding	109,287	108,764	110,389
Incremental shares from stock options and other dilutive securities	2,001	1,564	1,216

Adjusted weighted average Common Stock outstanding	111,288	110,328	111,605

Earnings per share attributable to VF Corporation common stockholders	$7.98	$5.18	$4.13

Outstanding options to purchase 0.5 million shares, 1.9 million shares and 4.1 million shares of Common Stock were excluded from the computations of diluted earnings per share in 2011, 2010 and 2009, respectively, because the effect of their inclusion would have been antidilutive. In addition, 0.5 million restricted stock units in 2011, 2010 and 2009 were excluded from the computations of diluted earnings per share because these units have not been earned yet in accordance with the vesting conditions of the plan.

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

•

Level 3 — Prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be VF’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

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
	In thousands
December 2011
Financial assets:
Cash equivalents:
Money market funds	$117	$117	$—	$—
Time deposits	89,585	89,585	—	—
Derivative instruments	46,328	—	46,328	—
Investment securities	175,225	144,391	30,834	—
Other marketable securities	4,913	4,913	—	—
Financial liabilities:
Derivative instruments	23,513	—	23,513	—
Deferred compensation	220,056	—	220,056	—
December 2010
Financial assets:
Cash equivalents:
Money market funds	$437,229	$437,229	$—	$—
Time deposits	93,254	93,254	—	—
Derivative instruments	18,568	—	18,568	—
Investment securities	182,673	147,380	35,293	—
Other marketable securities	12,388	12,388	—	—
Financial liabilities:
Derivative instruments	28,815	—	28,815	—
Deferred compensation	212,011	—	212,011	—

Life insurance contracts are carried at cash surrender value which approximates fair value. All other financial assets and financial liabilities are carried at cost, which may differ from fair value. At December 2011 and 2010, the carrying values of VF’s cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair values. At December 2011 and 2010, the carrying value of VF’s long-term debt, including the current portion, was $1,834.5 million and $938.6 million,

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

respectively, compared with fair value of $2,079.5 million and $1,025.1 million at those dates. Fair value for long-term debt was estimated based on quoted market prices or values of comparable borrowings.

Nonrecurring Fair Value Measurements:    Goodwill and indefinite-lived intangible assets are tested for possible impairment at least annually. During the 2010 impairment test, management concluded that the carrying value of goodwill in the 7 For All Mankind® business unit exceeded its fair value and, accordingly, recorded an impairment charge of $195.2 million to write down the goodwill to its implied fair value (Note G). Management also concluded that the carrying value of the 7 For All Mankind® trademark intangible asset exceeded its fair value and, accordingly, recorded an impairment charge of $6.6 million to write down the asset to its fair value (Note F). Similarly in 2009, management recorded goodwill impairment charges totaling $101.9 million to write down the goodwill of its Reef®, lucy® and Nautica® business units. Also in 2009, management recorded impairment charges totaling $20.1 million to write down the carrying value of the Reef® and lucy® trademark intangible assets to their fair values. Impairment charges included in the 2010 and 2009 Consolidated Statements of Income, along with the respective business units’ remaining amounts of goodwill and trademark intangible assets at the end of 2011, are summarized as follows:

	2010	2009
	7 For All Mankind ®	Reef ®	lucy ®	Nautica ®	Total
	In thousands
Impairment charge
Goodwill	$195,169	$31,142	$12,256	$58,453	$101,851
Trademarks	6,569	5,600	14,502	—	20,102

Total	$201,738	$36,742	$26,758	$58,453	$121,953

Balances, December 2011
Goodwill	$—	$48,329	$39,344	$153,656	$241,329
Trademarks	300,664	74,400	40,300	217,400	332,100

Total	$300,664	$122,729	$79,644	$371,056	$573,429

These nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each business unit, discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. For trademark intangible assets, management used the income-based relief-from-royalty valuation method in which fair value is the discounted value of forecasted royalty revenues arising from a trademark using a royalty rate that an independent party would pay for use of that trademark.

Management’s assumptions at each valuation date were based on analysis of current and expected economic conditions and updated strategic plans for each business unit. Assumptions used were similar to those that would be used by market participants performing valuations of these business units.

Subsequent operating performance for each of these business units has met or exceeded the operating results and cash flows assumed in the 2010 and 2009 impairment tests. Accordingly, no additional impairment charges were required in the 2011 impairment test.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note U — Derivative Financial Instruments and Hedging Activities

Summary of Derivative Instruments:    All of VF’s outstanding derivative instruments are forward exchange contracts. Most derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, but a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. Additionally, derivative instruments that are cash flow hedges of forecasted third party sales are dedesignated as hedges near the end of their term and do not qualify for hedge accounting after the date of dedesignation. The notional amounts of outstanding derivative contracts at December 2011 and December 2010 totaled $1.5 billion and $1.1 billion, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Mexican peso, Polish zloty, Japanese yen and Canadian dollar. Derivative contracts have maturities up to 20 months. The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses
	December 2011	December 2010	December 2011	December 2010
	In thousands
Foreign exchange contracts designated as hedging instruments	$45,071	$18,389	$22,406	$27,916
Foreign exchange contracts dedesignated as hedging instruments	1,245	179	930	899
Foreign exchange contracts not designated as hedging instruments	12	—	177	—

Total derivatives	$46,328	$18,568	$23,513	$28,815

Outstanding derivatives have been included in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

	December 2011	December 2010
	In thousands
Other current assets	$39,076	$15,296
Accrued current liabilities	(19,326)	(25,440)
Other assets (noncurrent)	7,252	3,272
Other liabilities (noncurrent)	(4,187)	(3,375)

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Fair Value Hedge Strategies and Accounting Policies:    VF enters into derivative contracts to hedge intercompany loans between related parties having different functional currencies. VF’s Consolidated Statements of Income include the following effects related to fair value hedging:

Fair Value Hedging Relationships	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Hedged Items In Fair Value Hedge Relationships	Location of Gain (Loss) Recognized on Related Hedged Items	Gain (Loss) on Related Hedged Items Recognized in Income
		In thousands			In thousands
2011

Foreign exchange	Miscellaneous income	$2,413	Advances — intercompany	Miscellaneous income	$(3,329)
	(expense)			(expense)

2010

Foreign exchange	Miscellaneous income	$17,914	Advances — intercompany	Miscellaneous income (expense)	$(18,041)
	(expense)

Cash Flow Hedge Strategies and Accounting Policies:    VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted inventory purchases and production costs and for its forecasted cash receipts arising from sales of inventory. In addition, VF’s domestic companies hedge the receipt of forecasted intercompany royalties from foreign subsidiaries. As discussed below in “Derivative Contracts Dedesignated as Hedges”, cash flow hedges of forecasted third party sales of inventory are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

Cash Flow Hedging	Gain (Loss) on Derivatives Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Relationships	2011	2010		2011	2010
	In thousands			In thousands
Foreign exchange	$6,707	$14,042	Net sales	$6,525	$(5,907)
			Cost of goods sold	(16,958)	10,328
			Miscellaneous income (expense)	(8,441)	2,186
Interest rate	(48,266)	—	Interest expense	(2,424)	116

Total	$(41,559)	$14,042		$(21,298)	$6,723

Derivative Contracts Dedesignated as Hedges and Accounting Policies:    As previously noted, cash flow hedges of certain forecasted third party sales are dedesignated as hedges when the sales are recognized. At that time, hedge accounting is no longer applied, and the amount of unrealized hedging gain or loss is recognized in net sales. These derivatives remain outstanding and serve as a hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During the period that hedge accounting is not applied, changes in the fair values of the derivative contracts are recognized directly in earnings. For the years ended December 2011

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

and December 2010, VF recorded net losses of $1.7 and $3.3 million, respectively, in Miscellaneous Income (Expense) for derivatives dedesignated as hedging instruments, effectively offsetting the net remeasurement gains on the related assets and liabilities.

Derivative Contracts Not Designated as Hedges and Accounting Policies:    VF uses derivative contracts to manage foreign currency exchange risk on intercompany accounts receivable and payable, and third-party accounts receivable and payable. These contracts, which are not designated as hedges, are recorded at fair value in the Consolidated Balance Sheets, with changes in the fair values of these instruments recognized directly in earnings. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities. Following is a summary of these hedges included in VF’s Consolidated Statements of Income:

Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		2011	2010
	In thousands
Foreign exchange	Miscellaneous income (expense)	$3,995	$—

Net Investment Hedge Strategies and Accounting Policies:    In limited instances, VF may choose to hedge the risk of changes in its investments in foreign subsidiaries. Changes in the fair values of derivatives designated as net investment hedges are reported as a component of OCI and deferred in Accumulated OCI, along with the foreign currency translation adjustments on those investments. Upon settlement of the net investment hedges, cash flows are classified in investing activities in the Consolidated Statements of Cash Flows. The effects of net investment hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income were not material during the last three years.

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the last three years.

At December 2011, Accumulated OCI included $15.4 million of net deferred pretax gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. Actual amounts to be reclassified to earnings will depend on exchange rates in effect when currently outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively (Note K). In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in Accumulated OCI. The remaining net pretax deferred loss in Accumulated OCI related to these contracts was $43.2 million at December 2011, which will be reclassified into the Consolidated Statement of Income over the remaining terms of the associated debt instruments.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note V — Supplemental Cash Flow Information

	2011	2010	2009
	In thousands
Income taxes paid, net of refunds	$205,333	$262,802	$191,857
Interest paid	66,775	81,083	85,191
Noncash transactions:
Accretion of long-term debt	194	139	131
Notes issued to seller in acquisition	—	—	4,700
Equity in net income of investments accounted for under the equity method	—	518	770
Issuance of Common Stock for compensation plans	21,692	16,493	27,924
Capitalization of property under construction and related obligation	22,648	—	—

Note W — Subsequent Events

VF’s Board of Directors declared a regular quarterly cash dividend of $0.72 per share, payable on March 19, 2012 to shareholders of record on March 9, 2012. The Board of Directors also granted approximately 860,000 stock options, 200,000 performance-based RSUs and 5,500 shares of restricted VF Common Stock at market value.

Note X — Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	In thousands, except per share amounts
2011 (a)
Total revenues	$1,958,799	$1,840,123	$2,750,071	$2,910,239	$9,459,232
Operating income	274,643	188,671	430,118	351,359	1,244,791
Net income attributable to VF Corporation	200,703	129,368	300,700	257,318	888,089
Earnings per share attributable to VF Corporation common stockholders:
Basic	$1.85	$1.19	$2.74	$2.33	$8.13
Diluted	1.82	1.17	2.69	2.28	7.98
Dividends per common share	$0.63	$0.63	$0.63	$0.72	$2.61
2010 (b)
Total revenues	$1,749,879	$1,594,104	$2,232,367	$2,126,239	$7,702,589
Operating income	223,260	169,524	354,545	73,531	820,860
Net income attributable to VF Corporation	163,516	110,835	242,787	54,224	571,362
Earnings per share attributable to VF Corporation common stockholders:
Basic	$1.48	$1.02	$2.25	$0.50	$5.25
Diluted	1.46	1.00	2.22	0.49	5.18
Dividends per common share	$0.60	$0.60	$0.60	$0.63	$2.43

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	In thousands, except per share amounts
2009 (c)
Total revenues	$1,725,474	$1,485,637	$2,093,806	$1,915,369	$7,220,286
Operating income	161,448	119,738	317,891	137,740	736,817
Net income attributable to VF Corporation	100,939	75,527	217,920	66,885	461,271
Earnings per share attributable to VF Corporation common stockholders:
Basic	$0.92	$0.69	$1.97	$0.61	$4.18
Diluted	0.91	0.68	1.94	0.60	4.13
Dividends per common share	$0.59	$0.59	$0.59	$0.60	$2.37

(a)	Transaction and restructuring costs related to the acquisition of Timberland reduced operating results as follows:

	Third Quarter	Fourth Quarter	Year
	In millions, except per share amounts
Operating income	$26.8	$6.7	$33.5
Net income	20.0	4.6	24.6
Earnings per share:
Basic	$0.19	$0.04	$0.23
Diluted	0.18	0.04	0.22

(b)	Goodwill and trademark impairment charges in the fourth quarter of 2010 reduced operating results as follows: operating income — $201.7 million; net income — $141.8 million; basic earnings per share — $1.31 ($1.30 for year); and diluted earnings per share — $1.29. See Notes F, G and T.

(c)	Goodwill and trademark impairment changes in the fourth quarter of 2009 reduced operating results as follows: operating income — $122.0 million; net income — $114.4 million; basic earnings per share — $1.04; and diluted earnings per share — $1.02 ($1.03 for year). See Notes F, G and T.

VF CORPORATION

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	In thousands
Fiscal year ended December 2011
Allowance for doubtful accounts	$44,599	12,490	9,577	(A)	12,656	(B)	$54,010

Other accounts receivable allowances	$97,339	1,140,282	38,284	(A)	1,125,499	(C)	$150,406

Valuation allowance for deferred income tax assets	$149,896	(12,126)	13,786	(D)	—		$151,556

Fiscal year ended December 2010
Allowance for doubtful accounts	$60,380	7,441	—		23,222	(B)	$44,599

Other accounts receivable allowances	$108,983	440,991	—		452,635	(C)	$97,339

Valuation allowance for deferred income tax assets	$110,371	6,583	32,942	(D)	—		$149,896

Fiscal year ended December 2009
Allowance for doubtful accounts	$48,163	24,836	—		12,619	(B)	$60,380

Other accounts receivable allowances	$98,564	461,953	—		451,534	(C)	$108,983

Valuation allowance for deferred income tax assets	$93,424	4,781	12,166	(D)	—		$110,371

(A)	Additions due to acquisitions. These amounts reflect the amount of allowance for doubtful accounts and other receivable allowances at their respective acquisition dates to record accounts receivable at net realizable value.

(B)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.

(C)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.

(D)	Addition relates to circumstances where it is more likely than not that deferred income tax assets will not be realized, purchase accounting adjustments, and the effects of foreign currency translation.