Form 10-Q
period 2012-03-31
V F CORP
filed 2012-05-09
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On April 28, 2012, there were 109,565,947 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March	December	March
	2012	2011	2011
ASSETS
Current Assets
Cash and equivalents	$325,649	$341,228	$672,963
Accounts receivable, less allowance for doubtful accounts of:	1,206,179	1,120,246	892,294
March 2012 - $52,916; Dec. 2011 - $54,010; March 2011 - $47,365
Inventories:
Finished products	1,267,073	1,197,928	938,437
Work in process	89,753	86,902	79,362
Materials and supplies	159,620	168,815	165,515

	1,516,446	1,453,645	1,183,314
Other current assets	315,059	272,825	201,457

Total current assets	3,363,333	3,187,944	2,950,028
Property, Plant and Equipment	1,854,218	1,830,039	1,700,871
Less accumulated depreciation	1,125,139	1,092,588	1,085,499

	729,079	737,451	615,372
Intangible Assets	2,956,312	2,958,463	1,556,791
Goodwill	2,018,839	2,023,460	1,187,107
Other Assets	435,754	405,808	383,840

Total assets	$9,503,317	$9,313,126	$6,693,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$680,500	$281,686	$40,052
Current portion of long-term debt	2,789	2,744	2,722
Accounts payable	537,531	637,116	429,541
Accrued liabilities	683,500	744,486	564,531

Total current liabilities	1,904,320	1,666,032	1,036,846
Long-term Debt	1,831,113	1,831,781	935,244
Other Liabilities	1,316,216	1,290,138	594,601
Commitments and Contingencies
Stockholders’ Equity
Common stock, stated value $1; shares authorized, 300,000,000; shares outstanding:	109,296	110,557	109,014
March 2012 - 109,296,385; Dec. 2011 - 110,556,981; March 2011 - 109,013,967
Additional paid-in capital	2,384,636	2,316,107	2,159,204
Accumulated other comprehensive income (loss)	(376,979)	(421,477)	(202,203)
Retained earnings	2,335,520	2,520,804	2,059,492

Total equity attributable to VF Corporation	4,452,473	4,525,991	4,125,507
Noncontrolling interests	(805)	(816)	940

Total stockholders’ equity	4,451,668	4,525,175	4,126,447

Total liabilities and stockholders’ equity	$9,503,317	$9,313,126	$6,693,138

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March
	2012	2011
Net Sales	$2,527,417	$1,937,124
Royalty Income	29,038	21,675

Total Revenues	2,556,455	1,958,799

Costs and Operating Expenses
Cost of goods sold	1,388,866	1,033,856
Marketing, administrative and general expenses	853,487	650,300

	2,242,353	1,684,156

Operating Income	314,102	274,643
Other Income (Expense)
Interest income	1,038	966
Interest expense	(23,345)	(15,940)
Miscellaneous, net	1,746	(1,931)

	(20,561)	(16,905)

Income Before Income Taxes	293,541	257,738
Income Taxes	78,314	56,318

Net Income	215,227	201,420
Net (Income) Loss Attributable to Noncontrolling Interests	(11)	(717)

Net Income Attributable to VF Corporation	$215,216	$200,703

Earnings Per Common Share Attributable to VF Corporation Common Stockholders
Basic	$1.95	$1.85
Diluted	1.91	1.82
Cash Dividends Per Common Share	$0.72	$0.63

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March
	2012	2011
Net Income	$215,227	$201,420

Other Comprehensive Income (Loss):
Foreign currency translation
Gains (losses) arising during the period	49,494	96,695
Less income tax effect	(11,822)	(19,659)
Defined benefit pension plans
Amortization of net deferred actuarial loss	17,618	10,764
Amortization of prior service cost	839	863
Less income tax effect	(6,957)	(4,181)
Derivative financial instruments
Gains (losses) arising during the period	(7,711)	(26,170)
Less income tax effect	2,972	10,080
Reclassification to Net Income for (gains) losses realized	560	(2,910)
Less income tax effect	(216)	1,124
Marketable securities
Gains (losses) arising during the period	(279)	(825)
Reclassification to Net Income for (gains) losses recognized	—	847
Less income tax effect	—	(237)

Other comprehensive income (loss)	44,498	66,391
Foreign currency translation gains (losses) attributable to noncontrolling interests	—	123

Other comprehensive income (loss) including noncontrolling interests	44,498	66,514

Comprehensive Income	259,725	267,934
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(11)	(840)

Comprehensive Income Attributable to VF Corporation	$259,714	$267,094

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March
	2012	2011
Operating Activities
Net income	$215,227	$201,420
Adjustments to reconcile net income to cash used by operating activities:
Depreciation	35,064	30,096
Amortization of intangible assets	12,181	9,776
Other amortization	5,658	5,069
Stock-based compensation	22,922	13,702
Pension contributions under expense	17,829	10,817
Other, net	21,356	2,615
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(73,491)	(101,628)
Inventories	(55,174)	(101,511)
Other current assets	(6,657)	726
Accounts payable	(188,949)	(94,167)
Accrued compensation	(93,453)	(64,313)
Accrued income taxes	7,242	14,651
Accrued liabilities	(30,459)	8,922
Other assets and liabilities	(1,433)	30,960

Cash used by operating activities	(112,137)	(32,865)
Investing Activities
Capital expenditures	(25,140)	(33,607)
Trademarks acquisition	—	(55,500)
Software purchases	(13,370)	(7,256)
Other, net	6,341	53

Cash used by investing activities	(32,169)	(96,310)
Financing Activities
Net increase in short-term borrowings	397,595	3,427
Payments on long-term debt	(698)	(550)
Purchase of Common Stock	(210,840)	(2,453)
Cash dividends paid	(79,924)	(68,475)
Proceeds from issuance of Common Stock, net	(2,164)	46,036
Tax benefits of stock option exercises	22,055	8,384

Cash provided (used) by financing activities	126,024	(13,631)
Effect of Foreign Currency Rate Changes on Cash and Equivalents	2,703	23,530

Net Change in Cash and Equivalents	(15,579)	(119,276)
Cash and Equivalents - Beginning of Year	341,228	792,239

Cash and Equivalents - End of Period	$325,649	$672,963

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	VF Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
Balance, December 2010	$107,938	$2,081,367	$(268,594)	$1,940,508	$100
Net income	—	—	—	888,089	2,304
Dividends on Common Stock	—	—	—	(285,722)	—
Stock compensation plans, net	2,685	284,966	—	(15,645)	—
Common Stock held in trust for deferred compensation plans	(66)	—	—	(6,426)	—
Distributions to noncontrolling interests	—	—	—	—	(338)
Acquisition of remaining noncontrolling interest	—	(50,226)	—	—	(2,653)
Foreign currency translation	—	—	(45,432)	—	(229)
Defined benefit pension plans	—	—	(90,568)	—	—
Derivative financial instruments	—	—	(12,451)	—	—
Marketable securities	—	—	(4,432)	—	—

Balance, December 2011	110,557	2,316,107	(421,477)	2,520,804	(816)
Net income	—	—	—	215,216	11
Dividends on Common Stock	—	—	—	(79,924)	—
Purchase of treasury stock	(2,000)	—	—	(295,074)	—
Stock compensation plans, net	742	68,529	—	(25,114)	—
Common Stock held in trust for deferred compensation plans	(3)	—	—	(388)	—
Foreign currency translation	—	—	37,672	—	—
Defined benefit pension plans	—	—	11,500	—	—
Derivative financial instruments	—	—	(4,395)	—	—
Marketable securities	—	—	(279)	—	—

Balance, March 2012	$109,296	$2,384,636	$(376,979)	$2,335,520	$(805)

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Basis of Presentation

VF Corporation (and its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended March 2012, December 2011 and March 2011 relate to the fiscal periods ended on March 31, 2012, December 31, 2011 and April 2, 2011, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2011 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2012 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 29, 2012. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2011 (“2011 Form 10-K”).

Note B — Acquisitions and Dispositions

On September 13, 2011, VF acquired 100% of the outstanding shares of The Timberland Company (“Timberland”) for $2.3 billion in cash. The purchase price was funded by the issuance of $900.0 million of term debt, together with available cash on hand and short term borrowings.

Timberland is a global footwear and apparel company based in New Hampshire whose primary brands are Timberland® and SmartWool®. The results of Timberland have been included in VF’s consolidated financial statements since the date of acquisition and are reported as part of the Outdoor & Action Sports Coalition. Timberland contributed $356.0 million of revenues and $10.9 million of pretax earnings in the first quarter of 2012.

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

The allocation of the purchase price is preliminary and subject to change, primarily for income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date. Goodwill decreased by $15.7 million during the first quarter of 2012 related to revisions in the values of acquired income tax balances.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In thousands
Cash and equivalents	$92,442
Inventories	390,180
Other current assets	318,755
Property, plant and equipment	89,581
Intangible assets	1,458,800
Other assets	37,253

Total assets acquired	2,387,011
Current liabilities	363,506
Other liabilities, primarily deferred income taxes	580,182

Total liabilities assumed	943,688
Net assets acquired	1,443,323
Goodwill	856,184

Purchase price	$2,299,507

Unaudited pro forma results of operations for VF are presented below assuming that the 2011 acquisition of Timberland had occurred at the beginning of 2010.

In thousands, except per share amounts	Three Months Ended March 2011
Total Revenues	$2,307,803
Net Income attributable to VF Corporation	210,149
Earnings per common share
Basic	$1.94
Diluted	1.91

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

On March 8, 2012, VF announced an agreement for the sale of John Varvatos Enterprises, Inc. to Lion Capital LLP. This transaction closed on April 30, 2012.

Note C — Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the end of March 2012, December 2011 and March 2011, accounts receivable in the Consolidated Balance Sheets had been reduced by $156.6 million, $115.4 million and $140.1 million, respectively, related to balances sold under this program. During the first three months of 2012, VF sold $299.6 million of accounts receivable at their stated amounts, less a funding fee of $0.5 million, which was recorded in Miscellaneous Expense. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note D — Intangible Assets

		March 2012			December 2011
Dollars in thousands	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19 years	$618,523	$148,118	$470,405	$477,817
License agreements	24 years	183,917	61,594	122,323	124,239
Trademarks and other	8 years	19,392	8,097	11,295	11,934

Amortizable intangible assets, net				604,023	613,990
Indefinite-lived intangible assets:
Trademarks and trade names				2,352,289	2,344,473

Intangible assets, net				$2,956,312	$2,958,463

Intangible assets are amortized using the following methods: customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — straight-line method.

Amortization of intangible assets for the first quarter of 2012 was $12.2 million and is expected to be $48.7 million for the year ended 2012. Estimated amortization expense for the years ending 2013 through 2016 is $46.3 million, $44.6 million, $42.8 million and $41.1 million, respectively.

Note E — Goodwill

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Total
Balances, December 2011	$1,437,596	$228,421	$57,768	$157,314	$142,361	$2,023,460
Adjustments to purchase price allocation	(15,700)	—	685	—	—	(15,015)
Currency translation	7,434	2,960	—	—	—	10,394

Balances, March 2012	$1,429,330	$231,381	$58,453	$157,314	$142,361	$2,018,839

Balances at December 2011 are net of cumulative impairment charges recorded as follows: Outdoor & Action Sports — $43.4 million, Sportswear — $58.5 million and Contemporary Brands — $195.2 million.

Note F — Pension Plans

VF’s pension cost was composed of the following components:

	Three Months Ended March
In thousands	2012	2011
Service cost – benefits earned during the year	$5,811	$5,182
Interest cost on projected benefit obligations	19,249	19,705
Expected return on plan assets	(20,156)	(22,416)
Amortization of deferred amounts:
Net deferred actuarial losses	17,618	10,764
Deferred prior service cost	839	863

Net periodic pension cost	$23,361	$14,098

During the first three months of 2012, VF contributed $5.5 million to its defined benefit pension plans. VF currently anticipates making $9.1 million of additional contributions during the remainder of 2012.

Note G — Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended March
In thousands	2012	2011
Coalition revenues:
Outdoor & Action Sports	$1,263,967	$788,215
Jeanswear	741,711	679,243
Imagewear	277,521	246,808
Sportswear	122,915	111,894
Contemporary Brands	126,904	111,916
Other	23,437	20,723

Total coalition revenues	$2,556,455	$1,958,799

Coalition profit:
Outdoor & Action Sports	$201,700	$143,905
Jeanswear	110,772	123,126
Imagewear	42,926	36,898
Sportswear	10,726	7,430
Contemporary Brands	14,858	9,684
Other	(1,610)	(2,074)

Total coalition profit	379,372	318,969
Corporate and other expenses	(63,524)	(46,257)
Interest, net	(22,307)	(14,974)

Income before income taxes	$293,541	$257,738

Timberland has been reported in the Outdoor & Action Sports Coalition since the acquisition date.

Note H — Capital and Accumulated Other Comprehensive Income (Loss)

Common stock outstanding is net of shares held in treasury and, in substance, retired. There were 21,462,952 treasury shares at March 2012, 19,289,690 at December 2011 and 19,243,471 at March 2011. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 239,345 shares of VF Common Stock at March 2012, 238,275 shares at December 2011 and 253,610 shares at March 2011 were held in connection with deferred compensation plans. These shares, having a cost of $11.2 million, $11.0 million and $11.4 million at the respective dates, are treated as treasury shares for financial reporting purposes.

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

In thousands	March 2012	December 2011	March 2011
Foreign currency translation	$(13,487)	$(51,159)	$71,309
Defined benefit pension plans	(345,193)	(356,693)	(258,679)
Derivative financial instruments	(18,562)	(14,167)	(19,592)
Marketable securities	263	542	4,759

Accumulated other comprehensive income (loss)	$(376,979)	$(421,477)	$(202,203)

Note I — Stock-based Compensation

During the first three months of 2012, VF granted options to purchase 855,058 shares of Common Stock at an exercise price of $145.58, equal to the market value of VF Common Stock on the option grant date. Employee stock options vest in equal annual installments over three years. Stock options granted to members of the Board of Directors become exercisable one year from the date of grant. The grant date fair value of all options was estimated using a lattice option-pricing valuation model, with the following assumptions: expected volatility ranging from 27% to 31%, with a weighted average of 30%; expected term of 5.6 to 7.5 years; expected dividend yield of 2.5%; and a risk-free interest rate ranging from 0.1% at six months to 2.1% at 10 years. The resulting weighted average fair value of these options at the grant date was $33.43 per option.

Also during the first three months of 2012, VF granted 191,788 performance-based restricted stock units that enable the recipients to receive shares of VF Common Stock at the end of a three year period. The actual number of shares that will be earned can range from 0-200% of the target award, based on achievement of a three year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. The actual number of earned shares may be adjusted upward or downward by 25% of the target award (but not below a zero percentage payout), based on VF’s total shareholder return (“TSR”) over a three year period compared with the TSR for companies included in the Standard and Poor’s 500 index.

VF granted 4,345 nonperformance-based restricted stock units to members of the Board of Directors during the first three months of 2012. These units vest upon grant and will be settled in shares of VF common stock one year from the date of grant. The fair value of VF’s Common Stock at the date the units were granted was $145.58 per share.

VF also granted, during the first three months of 2012, 5,500 shares of restricted VF Common Stock with a grant date fair value of $141.77 per share. These shares will vest in 2016, assuming the grantees remain employed through the vesting date.

Note J — Income Taxes

The effective income tax rate was 26.7% in the first quarter of 2012, compared with 21.9% in the first quarter of 2011. The first quarter of 2011 included $8.2 million in tax benefits related to settlements of prior years’ tax audits and $2.8 million of tax benefits related to the realization of unrecognized tax benefits resulting from the expiration of statutes of limitations. The effective income tax rate for the full year 2011 was 23.6%.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous states and foreign jurisdictions. In addition, Timberland filed a consolidated U.S. federal income tax return through the time of acquisition. The United States Internal Revenue Service (“IRS”) is currently examining VF’s tax years 2007, 2008 and 2009 and Timberland’s tax years 2008 and 2009. VF is currently subject to examination by various state tax authorities. While the outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements, management regularly assesses the outcomes of both ongoing and future examinations to ensure VF’s provision for income taxes is sufficient. Management believes that some of these audits and negotiations will conclude during the next 12 months.

During the first quarter of 2012, the amount of unrecognized tax benefits and associated interest decreased by $1.6 million to $101.1 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $12.2 million related to the completion of audits and other settlements with tax authorities and the expiration of statutes of limitations. Of the $12.2 million, $12.0 million would reduce income tax expense.

Note K — Earnings Per Share

	Three Months Ended March
In thousands, except per share amounts	2012	2011
Earnings per share – basic:
Net income	$215,227	$201,420
Net (income) loss attributable to noncontrolling interests	(11)	(717)

Net income attributable to VF Corporation	$215,216	$200,703

Weighted average Common Stock outstanding	110,527	108,222

Earnings per common share attributable to VF Corporation common stockholders	$1.95	$1.85

Earnings per common share – diluted:
Net income attributable to VF Corporation	$215,216	$200,703

Weighted average Common Stock outstanding	110,527	108,222
Incremental shares from stock options and other dilutive securities	2,223	1,818

Adjusted weighted average Common Stock outstanding	112,750	110,040

Earnings per common share attributable to VF Corporation common stockholders	$1.91	$1.82

Outstanding options to purchase approximately 0.9 and 1.0 million shares of Common Stock for the quarters ended March 2012 and March 2011, respectively, were excluded from the computations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, approximately 0.4 million and 0.3 million performance-based restricted stock units were excluded from the computation of diluted earnings per share for the quarters ended March 2012 and 2011, respectively, because these units have not been earned yet in accordance with the vesting conditions of the plan.

Note L — Fair Value Measurements

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

The following table summarizes the classes of financial assets and financial liabilities measured and recorded at fair value on a recurring basis:

		Fair Value Measurement Using:
In thousands	Total Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 2012
Financial assets:
Cash equivalents:
Money market funds	$1,310	$1,310	$—	$—
Time deposits	116,472	116,472	—	—
Derivative instruments	26,035	—	26,035	—
Investment securities	191,900	161,029	30,871	—
Other marketable securities	4,635	4,635	—	—

Financial liabilities:
Derivative instruments	14,933	—	14,933	—
Deferred compensation	242,710	—	242,710	—

December 2011
Financial assets:
Cash equivalents:
Money market funds	$117	$117	$—	$—
Time deposits	89,585	89,585	—	—
Derivative instruments	46,328	—	46,328	—
Investment securities	175,225	144,391	30,834	—
Other marketable securities	4,913	4,913	—	—

Financial liabilities:
Derivative instruments	23,513	—	23,513	—
Deferred compensation	220,056	—	220,056	—

The financial assets and financial liabilities in the above table have been recorded in the financial statements at fair value. All other financial assets and financial liabilities are recorded in the financial statements at cost, except life insurance contracts which are recorded at cash surrender value. At March 2012 and December 2011, the carrying values of VF’s cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities approximated their fair values. At March 2012 and December 2011, the carrying value of VF’s long-term debt, including the current portion, was $1,833.9 million and $1,834.5 million, respectively, compared with fair value of $2,032.4 million and $2,079.5 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note M — Derivative Financial Instruments and Hedging Activities

Summary of Derivative Instruments: All of VF’s outstanding derivative instruments are forward foreign exchange contracts. Most derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, but a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. Additionally, derivative instruments that are cash flow hedges of forecasted third party sales are dedesignated as hedges near the end of their term and do not qualify for hedge accounting after the date of dedesignation. The notional amounts of outstanding derivative contracts at March 2012, December 2011 and March 2011 totaled $1.4 billion, $1.5 billion and $1.4 billion, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Mexican peso, Polish zloty, Japanese yen and Canadian dollar. Derivative contracts have maturities up to 20 months. The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	March 2012	December 2011	March 2011	March 2012	December 2011	March 2011
Foreign exchange contracts designated as hedging instruments	$25,568	$45,071	$17,974	$13,598	$22,406	$55,116
Foreign exchange contracts dedesignated as hedging instruments	335	1,245	797	1,070	930	353
Foreign exchange contracts not designated as hedging instruments	132	12	—	265	177	—

Total derivatives	$26,035	$46,328	$18,771	$14,933	$23,513	$55,469

Outstanding derivatives have been included in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	March 2012	December 2011	March 2011
Other current assets	$23,874	$39,076	$16,936
Accrued current liabilities	(13,315)	(19,326)	(50,265)
Other assets (noncurrent)	2,161	7,252	1,835
Other liabilities (noncurrent)	(1,618)	(4,187)	(5,204)

Fair Value Hedges: VF enters into derivative contracts to hedge intercompany balances between related parties having different functional currencies, and has historically designated these as fair value hedge relationships. Effective January 1, 2012, VF no longer designates these types of derivative contracts as hedge relationships. Accordingly, gains (losses) related to these derivatives are included in the disclosure of “Derivative Contracts Not Designated as Hedges” as of the first quarter of 2012. VF’s Consolidated Statements of Income include the following effects related to fair value hedging:

In thousands	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Recognized in Income	Hedged Items in Fair Value Hedge Relationships	Location of Gain (Loss) Recognized on Related Hedged Items	Gain (Loss) on Related Hedged Items Recognized in Income
Fair Value Hedging Relationships
Three months ended March 2012
Foreign exchange	Miscellaneous income (expense)	$—	Advances – intercompany	Miscellaneous income (expense)	$—

Three months ended March 2011
Foreign exchange	Miscellaneous income (expense)	$(1,230)	Advances – intercompany	Miscellaneous income (expense)	$970

Cash Flow Hedges: VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted inventory purchases and production costs and for its forecasted cash receipts arising from sales of inventory. In addition, VF’s domestic companies hedge the receipt of forecasted intercompany royalties from foreign subsidiaries. As discussed below in “Derivative Contracts Dedesignated as Hedges”, cash flow hedges of forecasted third party sales of inventory are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

	$(26,182)	$(26,182)	$(26,182)	$(26,182)	$(26,182)
In thousands
Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI Three months ended March		Location of Gain (Loss) Reclassification From	Gain (Loss) Reclassified from Accumulated OCI into Income Three months ended March
	2012	2011	Accumulated OCI into Income	2012	2011

Foreign exchange	$(7,711)	$(26,182)	Net sales	$704	$(396)
			Cost of goods sold	314	5,142
			Miscellaneous income (expense)	(667)	(1,945)
			Interest expense	(911)	29

Total	$(7,711)	$(26,182)	Total	$(560)	$2,830

Derivative Contracts Dedesignated as Hedges: As previously noted, cash flow hedges of certain forecasted third party sales are dedesignated as hedges when the sales are recognized. At that time, hedge accounting is no longer applied and the amount of unrealized hedging gain or loss is recognized in net sales. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During the period that hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized directly in earnings. For the three months ended March 2012 and March 2011, VF recorded net losses of less than $1 million in Miscellaneous Income (Expense) for derivatives dedesignated as hedging instruments, effectively offsetting the net remeasurement gains on the related assets and liabilities.

Derivative Contracts Not Designated as Hedges: VF uses derivative contracts to manage foreign currency exchange risk on intercompany loans, accounts receivable and payable, and third-party accounts receivable and payable. These contracts, which are not designated as hedges, are recorded at fair value in the Consolidated Balance Sheets, with changes in the fair values of these instruments recognized directly in earnings. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities. Following is a summary of these hedges included in VF’s Consolidated Statements of Income:

	$955	$955	$955
Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		2012	2011

Foreign exchange	Miscellaneous income (expense)	$955	$—

Other Derivative Information: There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three months ended March 2012 and March 2011.

At March 2012, Accumulated OCI included $9.5 million of net pretax deferred gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts reclassified to earnings will depend on exchange rates in effect when currently outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in Accumulated OCI. The remaining net pretax deferred loss in Accumulated OCI related to the contracts was $42.3 million at March 2012, which will be reclassified into the Consolidated Statement of Income over the remaining terms of the associated debt instruments.

Note N — Recently Adopted Accounting Standards

In May 2011, the FASB issued an update to their authoritative guidance regarding fair value measurements and related disclosures. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for the use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance became effective during the first quarter of 2012 and will be applied on a prospective basis.

In June 2011, the FASB issued an update to their accounting guidance regarding other comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. This guidance became effective during the first quarter of 2012 but did not have any effect on VF’s financial statements since they already include a statement of comprehensive income that complies with this guidance.

In September 2011, the FASB issued an update to their authoritative guidance regarding goodwill impairment testing. The amendment is intended to reduce the complexity of testing by allowing companies to assess qualitative factors to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. This guidance became effective during the first quarter of 2012 and will be considered during the 2012 goodwill impairment testing. It is not expected to have a material effect on the financial statements.

Note O — Subsequent Events

On April 24, 2012, VF’s Board of Directors (i) declared a quarterly cash dividend of $0.72 per share, payable on June 18, 2012 to shareholders of record on June 8, 2012 and (ii) approved the retirement of 19 million shares of treasury stock.

As noted in Note B, VF sold John Varvatos Enterprises, Inc. on April 30, 2012.

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highlights of the First Quarter of 2012

All references to “organic” financial data exclude the Timberland® and SmartWool® brands (“Timberland”), acquired September 13, 2011.

•	Revenues grew to $2,556.5 million, an increase of 31% from the 2011 quarter, composed of growth from the addition of Timberland and 12% organic growth.

•

International revenues rose 45% over the 2011 quarter, with 33 percentage points of the growth attributable to the Timberland acquisition. International revenues accounted for 40% of total revenues in the first quarter of 2012.

•	VF’s business in Asia continued to experience significant growth, with revenues up 65% in the quarter, composed of 45% growth from the addition of Timberland and 20% organic growth.

•

Direct-to-consumer revenues increased 49% in the quarter and accounted for 19% of VF’s total revenues. Timberland accounted for approximately two-thirds of the direct-to-consumer revenue growth in the first quarter of 2012.

•	Earnings per share increased to $1.91 from $1.82 in the 2011 quarter, with the Timberland acquisition contributing $0.09 per share. (All per share amounts are presented on a diluted basis.)

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in Total Revenues from the comparable periods in 2011:

In millions	First Quarter
2012
Compared
with 2011
Total Revenues – 2011	$1,958.8
Organic growth	264.6
Acquisition in prior year	356.0
Impact of foreign currency translation	(22.9)

Total Revenues – 2012	$2,556.5

All VF coalitions achieved solid revenue growth in the quarter. The Outdoor & Action Sports Coalition posted the strongest gains with a 60% increase in revenues in the first quarter of 2012, reflecting organic growth and the addition of Timberland. The Imagewear, Sportswear and Contemporary Brands Coalitions each achieved double-digit growth in the first quarter of 2012. Jeanswear revenues grew 9% over the prior year period. Additional details on revenues are provided in the section titled “Information by Business Segment.”

Translating a foreign entity’s financial statements from its functional currency into the U.S. dollar, VF’s reporting currency, has an impact on VF’s reported operating results. A stronger U.S. dollar in relation to the functional currencies where VF conducts its international business (primarily in Europe/euro-based countries) negatively impacted revenue comparisons by $23 million in the first quarter of 2012, compared with the prior year period. The weighted average translation rate for the euro was $1.31 for the first quarter of 2012, compared with $1.37 for the first quarter of 2011. If the U.S. dollar remains at the exchange rate in effect at the end of March 2012 ($1.33 per euro), reported revenues for the remainder of 2012 will also be negatively impacted compared with 2011.

The following table presents the percentage relationship to Total Revenues for components of the Consolidated Statements of Income:

	First Quarter
	2012	2011
Gross margin (total revenues less cost of goods sold)	45.7%	47.2%
Marketing, administrative and general expenses	33.4	33.2

Operating Income	12.3%	14.0%

The 1.5% decline in gross margin percentage in the first quarter of 2012, compared with the 2011 quarter, was driven by the net negative impact from higher product costs that were not fully recovered through pricing increases, primarily in the Jeanswear Coalition. In addition, the 2011 ratio benefited by 0.4% due to a change in inventory accounting policy that did not recur in 2012. These declines in the 2012 quarter were partially offset by an increasing percentage of revenues coming from higher gross margin businesses, including the Outdoor & Action Sports, international and direct-to-consumer businesses, which positively impacted the 2012 ratio by 0.7%.

The higher ratio of Marketing, Administrative and General Expenses as a percentage of Total Revenues in the first quarter of 2012, compared to the 2011 period, was due to (i) the inclusion of Timberland with its higher expense ratio that increased the 2012 ratio by 1.0% (including one-time expenses) and (ii) higher domestic pension expense that increased the 2012 ratio by 0.3%. These increases were partially offset by leverage of operating expenses on higher revenues in VF’s businesses other than Timberland.

Interest Expense increased $7.4 million in the first quarter of 2012 over the 2011 quarter, due primarily to the issuance of $900 million in term debt in the third quarter of 2011 to provide funding for the Timberland acquisition and higher levels of commercial paper borrowings. Outstanding interest-bearing debt averaged $2,330 million for the first quarter of 2012 and $979 million for the comparable period of 2011. The weighted average interest rates on total outstanding debt were 3.9% and 6.3% for the first quarters of 2012 and 2011, respectively.

The effective income tax rate for the first quarter of 2012 was 26.7% compared with a 21.9% effective rate in the first quarter of 2011. The increase in the effective income tax rate for the first quarter 2012 is due to discrete tax reductions occurring in the first quarter of 2011 that did not recur in 2012. These discrete items reduced the effective income tax rate for the first quarter of 2011 by 4.3%.

The full year 2012 effective income tax rate is expected to approximate 25.0% to 25.5%, compared with 23.6% for full year 2011. The effective income tax rate for full year 2011 reflected a 3.5% benefit from discrete items.

Net Income Attributable to VF Corporation for the first quarter of 2012 increased to $215.2 million ($1.91 per share), compared with $200.7 million ($1.82 per share) in the 2011 quarter. The first quarter of 2012 benefited by (i) improved operating performance, as discussed in the “Information by Business Segment” section below, and (ii) $0.09 from the addition of the Timberland business (which included $0.03 per share in acquisition-related expenses). These increases were partially offset by (i) $0.07 per share from a favorable tax settlement in the first quarter of 2011 that did not recur in 2012, (ii) $0.04 per share from a change in inventory accounting in the first quarter of 2011 that did not recur in 2012, (iii) $0.05 per share from higher domestic pension expense in the first quarter of 2012 and (iv) $0.04 per share from the negative impact of foreign currency translation in the current quarter.

Information by Business Segment

VF’s businesses are grouped into product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions are the basis for VF’s reportable business segments.

See Note G to the Consolidated Financial Statements for a summary of results of operations by coalition, along with a reconciliation of Coalition Profit to Income Before Income Taxes.

The following tables present a summary of the changes in Coalition Revenues and Coalition Profit by coalition for the first quarter of 2012 compared with the first quarter of 2011:

	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	First Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total

Coalition Revenues – 2011	$788.2	$679.2	$246.8	$111.9	$111.9	$20.8	$1,958.8
Organic growth	134.5	69.6	30.9	11.0	15.9	2.7	264.6
Acquisition in prior year	356.0	—	—	—	—	—	356.0
Impact of foreign currency translation	(14.7)	(7.1)	(0.2)	—	(0.9)	—	(22.9)

Coalition Revenues – 2012	$1,264.0	$741.7	$277.5	$122.9	$126.9	$23.5	$2,556.5

	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	First Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total

Coalition Profit – 2011	$143.9	$123.1	$36.9	$7.4	$9.7	$(2.0)	$319.0
Organic growth	44.1	(12.2)	6.1	3.3	5.4	0.4	47.1
Acquisition in prior year	18.2	—	—	—	—	—	18.2
Impact of foreign currency translation	(4.5)	(0.1)	(0.1)	—	(0.2)	—	(4.9)

Coalition Profit – 2012	$201.7	$110.8	$42.9	$10.7	$14.9	$(1.6)	$379.4

The following section discusses the change in revenues and profitability by coalition:

Outdoor & Action Sports:

Dollars in millions	First Quarter
	2012	2011	Percent Change

Coalition Revenues	$1,264.0	$788.2	60.4%
Coalition Profit	201.7	143.9	40.2%
Operating Margin	16.0%	18.3%

Global Outdoor & Action Sports revenues increased 60% in the 2012 quarter, of which 15% related to organic growth and 45% related to the addition of Timberland. The two largest brands in the Outdoor & Action Sports Coalition — The North Face® and Vans® — achieved global revenue growth of 14% and 25%, respectively. In addition, revenues of the Kipling® and Reef® brands increased 14% and 11%, respectively. Outdoor & Action Sports revenues in the Americas increased 41% in the first quarter of 2012 with 29 percentage points of the increase coming from the Timberland acquisition. International revenues rose 84% with 65 percentage points of the increase due to the inclusion of Timberland. Coalition revenues in Asia increased 138% in the first quarter of 2012 over the prior year period with 101 percentage points of the growth due to the inclusion of Timberland. Direct-to-consumer revenues rose 73% in the 2012 quarter with 55 percentage points of the growth from the Timberland acquisition. In each case, the remaining increases were organic, driven by new store openings, comp store growth and an expanding e-commerce business. The Vans® and North Face® direct-to-consumer businesses increased 18% and 21%, respectively.

Operating margin decreased in the first quarter of 2012, compared with the prior year quarter, due to the inclusion of Timberland, where operating margin is below the average of all other VF businesses. Acquisition-related expenses alone, for Timberland, negatively impacted operating margin in the first quarter of 2012 by 0.4% of coalition revenues. Excluding Timberland, operating margin for the Outdoor & Action Sports Coalition was 20.3% in the first quarter of 2012, compared with 18.3% in the first quarter of 2011, the improvement resulting primarily from higher revenue growth in more profitable businesses within the coalition.

Jeanswear:

Dollars in millions	First Quarter
	2012	2011	Percent Change

Coalition Revenues	$741.7	$679.2	9.2%
Coalition Profit	110.8	123.1	(10.0)%
Operating Margin	14.9%	18.1%

Domestic jeanswear revenues increased 16% in the first quarter of 2012 over the 2011 quarter. Double-digit percentage revenue growth across the mass market, Lee® and western businesses included earlier and stronger sales of spring seasonal products. The comparisons were also impacted by VF’s recent launch of Rock and Republic® jeanswear at Kohl’s department stores. International jeanswear revenues declined 3%, but were flat after adjusting for the impact of foreign currency translation (i.e., constant dollars). Asia reported revenues rose 8%, while European jeanswear revenues declined 8%.

The decline in operating margin in the first quarter of 2012 was primarily driven by higher product costs that were not fully offset by pricing increases within the domestic jeanswear businesses.

Imagewear:

Dollars in millions	First Quarter
	2012	2011	Percent Change

Coalition Revenues	$277.5	$246.8	12.4%
Coalition Profit	42.9	36.9	16.3%
Operating Margin	15.5%	15.0%

The Imagewear Coalition consists of VF’s Image business (occupational apparel and uniforms) and Licensed Sports business (licensed high profile sports and lifestyle apparel).

Image revenues increased 21% in the first quarter of 2012 over the 2011 quarter, driven by increases in the protective apparel and industrial uniform businesses related to strength in the oil and gas and automotive industries. Revenues in the Licensed Sports business rose 3% in the first quarter of 2012, reflecting growth in its e-commerce and women’s wholesale businesses.

Operating margin comparisons for the Imagewear Coalition improved in the first quarter of 2012 over the 2011 quarter due to leverage of operating expenses on higher revenues, partially offset by higher product costs that were not fully recovered by pricing increases.

Sportswear:

Dollars in millions	First Quarter
	2012	2011	Percent Change

Coalition Revenues	$122.9	$111.9	9.8%
Coalition Profit	10.7	7.4	44.6%
Operating Margin	8.7%	6.6%

The Sportswear Coalition consists of the Nautica® and Kipling® branded businesses in North America (the Kipling® brand outside of North America is managed by and included in the Outdoor & Action Sports Coalition). Nautica® brand revenues increased 6% in the first quarter of 2012, with increases in both the men’s wholesale sportswear and direct-to-consumer businesses. Kipling® brand revenues increased 44% in the first quarter of 2012, reflecting consistent increases in both the wholesale and direct-to-consumer businesses.

The operating margin improvement in the first quarter of 2012, compared with the 2011 quarter, resulted from (i) leverage of operating expenses on higher revenues, (ii) a greater percentage of Kipling® brand revenues, which have higher margins than the coalition average, and (iii) improved Nautica® brand gross margins due primarily to a lower percentage of off-price sales in the current quarter.

Contemporary Brands:

Dollars in millions	First Quarter
	2012	2011	Percent Change

Coalition Revenues	$126.9	$111.9	13.4%
Coalition Profit	14.9	9.7	53.6%
Operating Margin	11.7%	8.7%

Domestic revenues rose 19% in the first quarter of 2012, with double-digit percentage revenue growth in the 7 For All Mankind®, Splendid® and John Varvatos® brands. International revenues for the Contemporary Brands businesses declined 7% in the first quarter of 2012, with over one-half of the decline resulting from foreign currency translation. New stores, comp store growth and higher e-commerce revenue drove 22% growth in global direct-to-consumer revenues for this coalition.

The operating margin improvement in the first quarter of 2012, compared with the 2011 quarter, resulted from (i) an improved mix of business with a shift toward higher margin fashion products and direct-to-consumer sales and (ii) leverage of operating expenses on higher revenues, partially offset by increased marketing spending.

Other:

Dollars in millions	First Quarter
	2012	2011	Percent Change

Revenues	$23.5	$20.8	13.0%
Operating Profit (Loss)	(1.6)	(2.0)
Operating Margin	(6.8)%	(10.0)%

The VF Outlet® chain of stores in the United States sells VF and other branded products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this Other category.

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

Dollars in millions	First Quarter
	2012	2011	Percent Change

Corporate and Other Expenses	$(63.5)	$(46.3)	37.1%
Interest, Net	(22.3)	(15.0)	48.7%

Corporate and Other Expenses include any corporate headquarters’ costs and other expenses that have not been allocated to the coalitions for internal management reporting. Other expenses include (i) domestic defined benefit pension plan costs other than service cost, (ii) costs of management information systems and the centralized finance, supply chain, human resources and customer management functions that support worldwide operations, (iii) costs of maintaining and enforcing VF trademarks and (iv) miscellaneous consolidating adjustments.

The increase in Corporate and Other Expenses in the first quarter of 2012 over the prior year period resulted from (i) higher domestic defined benefit pension plan costs of $8.4 million in the current year period and (ii) an inventory accounting change in the first quarter of 2011 that reduced Corporate and Other Expenses by $8.0 million in that period.

Analysis of Financial Condition

Balance Sheets

The Timberland acquisition on September 13, 2011 significantly increased the balances reported in the December 2011 and March 2012 Consolidated Balance Sheets as compared to the March 2011 balances. Accordingly, the table below presents the March 2012 balance sheet accounts excluding the Timberland balances so that the “VF excluding Timberland” balances are comparable with the March 2011 balances.

		March 2012
	December 2011			VF excluding	March 2011
In millions	As Reported	As Reported	Timberland	Timberland	As Reported

Accounts Receivable	$1,120.2	$1,206.2	$175.4	$1,030.8	$892.3
Inventories	1,453.6	1,516.4	252.8	1,263.6	1,183.3
Other Current Assets	272.8	315.1	35.5	279.6	201.5
Property, Plant and Equipment	737.5	729.1	71.9	657.2	615.4
Intangible Assets and Goodwill	4,981.9	4,975.2	2,309.5	2,665.7	2,743.9
Short-term borrowings	281.7	680.5	—	680.5	40.1
Accounts Payable	637.1	537.5	37.2	500.3	429.5
Accrued Liabilities	744.5	683.5	121.0	562.5	564.5
Long-term Debt	1,831.8	1,831.1	—	1,831.1	935.2
Other Liabilities	1,290.1	1,316.2	580.2	736.0	594.6

The following discussion refers to significant changes in balances at March 2012 compared with December 2011, both on an as reported basis:

Accounts Receivable at March 2012 increased over the December 2011 balances due to significant growth in wholesale revenues near the end of the first quarter of 2012, partially offset by an increase in balances sold under the accounts receivable sale agreement at March 2012 and an improvement in days’ sales outstanding.

Inventories at March 2012 increased over the December 2011 balance due primarily to higher product costs.

Other Current Assets are higher at March 2012 compared to December 2011 primarily due to higher prepaid income taxes.

Short-term Borrowings at March 2012 consisted of $655.0 million of commercial paper borrowings and $25.5 million under other international borrowing agreements. The increase over the December 2011 balance resulted primarily from commercial paper borrowings to support share repurchases during the first quarter of 2012 and borrowings to meet working capital needs.

The change in Accounts Payable between March 2012 and December 2011 was driven by the timing of inventory purchases and payments to vendors.

The decrease in Accrued Liabilities at March 2012 from December 2011 was due primarily to lower incentive compensation accruals.

The following discussion refers to significant changes in balances at March 2012 for VF, excluding Timberland, compared with March 2011 on an as reported basis:

Accounts Receivable at March 2012 increased over the March 2011 balance due to significant growth in wholesale revenues near the end of the first quarter of 2012, partially offset by an increase in balances sold under the accounts receivable sale agreement at March 2012.

Inventories at March 2012 increased over the March 2011 balance due primarily to higher product costs.

Other Current Assets are higher at March 2012 compared to March 2011 primarily due to higher deferred income taxes and increased prepaid expenses from the overall growth of VF’s businesses.

Property, Plant and Equipment was higher at March 2012 than at March 2011, resulting from capital spending in excess of depreciation expense during those periods. Capital spending related primarily to new headquarters for the Outdoor & Action Sports businesses in the United States and Europe, retail stores and distribution facilities.

Total Intangible Assets and Goodwill at March 2012 were lower than March 2011 due primarily to amortization expense.

The increase in Short-term Borrowings at March 2012 from the March 2011 balance resulted primarily from commercial paper borrowings to support share repurchases during the first quarter of 2012 and borrowings to meet working capital needs.

The change in Accounts Payable between March 2012 and March 2011 was driven by the timing of inventory purchases and payments to vendors.

Accrued Liabilities at March 2012 are comparable with March 2011, as higher balances in 2012 due to increased incentive compensation accruals and other general accruals from overall growth of VF’s businesses are offset by lower levels of unrealized losses on hedging contracts at the end of March 2012.

Total Long-term Debt at March 2012 was higher than March 2011 due to the issuance of $900.0 million of term debt in the third quarter of 2011 to fund the Timberland acquisition.

Other Liabilities at March 2012 were higher than March 2011 due to an increase in the underfunded status of the defined benefit pension plans as a result of the December 2011 valuation, partially offset by lower deferred income tax liabilities.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	March 2012	December 2011	March 2011

Working capital	$1,459.0	$1,521.9	$1,913.2

Current ratio	1.8 to 1	1.9 to 1	2.8 to 1

Debt to total capital ratio	36.1%	31.9%	19.2%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total capital, with net debt defined as debt less cash and equivalents, was 33.0% at March 2012.

VF’s primary source of liquidity is the strong cash flow provided by operating activities on an annual basis. Operating cash flow is dependent on the level of Net Income, changes in accounts receivable, investments in inventories and changes in other working capital components. Cash from operations is typically lower in the first half of the year as working capital is built to service operations in the second half of the year, when a greater percentage of VF’s revenues are earned. Cash from operations is highest in the fourth quarter of the year, when accounts receivable are collected from seasonally higher wholesale sales in the third quarter. In addition, cash flows from the direct-to-consumer businesses are highest in the fourth quarter of the year.

For the three months ended March 2012, cash used by operating activities was $112.1 million, compared with $32.9 million of cash used by operating activities in the comparable 2011 period. Although Net Income and the non-cash adjustments to reconcile Net Income to cash used by operating activities both increased in the first quarter of 2012 compared to the first quarter of 2011, cash flow from operations was negatively impacted by changes in working capital components of $442.4 million in the first quarter of 2012 and $306.4 million in the first three months of 2011. See discussion of these working capital changes in the “Balance Sheets” section above.

VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. At the end of March 2012 and March 2011, accounts receivable in the Consolidated Balance Sheets had been reduced by $156.6 million and $140.1 million, respectively, related to balances sold under this program. The sale of accounts receivable under this agreement increased operating cash flow by $41.2 million in the first quarter of 2012 and $27.8 million in the first quarter of 2011.

Investing activities in the first quarter of 2012 included capital expenditures and software purchases. Capital expenditures could reach $375 million for the full year 2012 to support continued growth, including new headquarters for the Outdoor & Action Sports businesses in the United States and Europe, new distribution centers across the globe and continued store rollouts. This spending will be funded by cash flow from operations.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances, credit facilities and strong credit ratings. VF has a credit facility that provides a $1.25 billion senior unsecured revolving line of credit through December 2016 (the “Global Credit Facility”). The Global Credit Facility supports VF’s issuance of up to $1.25 billion of commercial paper to fund short-term seasonal working capital requirements and provides a sub-facility for standby letters of credit. Commercial paper borrowings and standby letters of credit issued as of March 2012 were $655.0 million and $20.9 million, respectively, leaving $574.1 million available for borrowing against this facility at March 2012.

VF’s favorable credit agency ratings allow for access to additional capital at competitive rates. At the end of March 2012, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. Both Moody’s and Standard & Poor’s currently have a ‘negative outlook’ on VF’s ratings given the higher debt levels resulting primarily from VF’s acquisition of Timberland. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2013, 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

During the first three months of 2012, VF repurchased 2,001,600 of its own shares at a cost of $297.3 million (average price of $148.54 per share). Due to the three-day settlement period on stock trades, $86.5 million of this cash (related to the repurchase of 583,111 shares) was not transferred until the second quarter of 2012. Of these shares repurchased in the first quarter, 1,600 were acquired in connection with VF’s deferred compensation plans. The remaining share repurchase authorization approved by the VF Board of Directors is 4.5 million shares as of the end of March 2012. VF will continue to evaluate future share repurchases considering funding required for potential acquisitions, VF’s Common Stock price and levels of stock option exercises.

Management’s Discussion and Analysis in the 2011 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2011 that would require the use of funds. Since filing the 2011 Form 10-K, there have been no material changes in the disclosed amounts, except as noted below:

•

Inventory purchase obligations representing binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $500 million at the end of March 2012 due to the seasonality of VF’s businesses.

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

Critical Accounting Policies and Estimates

Management has chosen accounting policies that it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles (“GAAP”) in the United States. Accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the 2011 Form 10-K.

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

The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the 2011 Form 10-K. There have been no material changes in these policies.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level of consumer confidence and overall level of consumer demand for apparel; fluctuations in the price, availability and quality of raw materials and contracted products; disruption to VF’s distribution system; disruption and volatility in the global capital and credit markets; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; VF’s response to changing fashion trends; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s ability to successfully integrate and grow acquisitions, including the Timberland acquisition; the sale of John Varvatos Enterprises, Inc.; VF’s ability to maintain the strength and security of its information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; foreign currency fluctuations; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the 2011 Form 10-K.

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

Changes in internal control over financial reporting:

There were no changes in VF’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

Information on VF’s legal proceedings is set forth under Part I, Item 3, “Legal Proceedings,” in the 2011 Form 10-K. There have been no material changes to the legal proceedings from those described in the 2011 Form 10-K.

Item 1A — Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the 2011 Form 10-K. There have been no material changes to the risk factors from those disclosed in the 2011 Form 10-K.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

Fiscal Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (1)

January 1 – January 28, 2012	—		$—	—		6,492,596
January 29 – February 25, 2012	—		—	—		6,492,596
February 26 – March 31, 2012	2,001,600	(2)	148.54	2,001,600	(2)	4,490,996

Total	2,001,600			2,001,600

(1)	During the quarter, 1,600 shares of Common Stock were purchased in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases — considering funding required for potential business acquisitions, VF’s Common Stock price and levels of stock option exercises.
(2)	Includes 583,111 shares for which cash did not transfer until the second quarter of 2012, due to the three-day settlement period on stock trades.

Item 6 — Exhibits

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and
Chief Financial Officer
(Chief Financial Officer)

Date: May 9, 2012	By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President — Controller
(Chief Accounting Officer)