Form 10-Q
period 2012-06-30
V F CORP
filed 2012-08-08
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On July 28, 2012, there were 109,898,532 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June	December	June
	2012	2011	2011
ASSETS
Current Assets
Cash and equivalents	$330,512	$341,228	$611,478
Accounts receivable, less allowance for doubtful accounts of:	1,033,835	1,120,246	889,201
June 2012 - $49,653; Dec. 2011 - $54,010; June 2011 - $47,918
Inventories:
Finished products	1,305,605	1,197,928	1,029,936
Work in process	103,179	86,902	92,146
Materials and supplies	161,514	168,815	163,868

	1,570,298	1,453,645	1,285,950
Other current assets	405,164	272,825	259,279

Total current assets	3,339,809	3,187,944	3,045,908

Property, Plant and Equipment	1,852,871	1,830,039	1,712,742
Less accumulated depreciation	1,117,044	1,092,588	1,086,471

	735,827	737,451	626,271

Intangible Assets	2,928,311	2,958,463	1,555,517
Goodwill	1,996,355	2,023,460	1,194,342
Other Assets	425,767	405,808	378,408

Total assets	$9,426,069	$9,313,126	$6,800,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$681,835	$281,686	$42,567
Current portion of long-term debt	2,801	2,744	2,693
Accounts payable	506,742	637,116	456,114
Accrued liabilities	576,661	744,486	512,540

Total current liabilities	1,768,039	1,666,032	1,013,914

Long-term Debt	1,830,473	1,831,781	934,600
Other Liabilities	1,303,505	1,290,138	581,394
Commitments and Contingencies
Stockholders’ Equity
Common stock, stated value $1; shares authorized, 300,000,000; shares outstanding: June 2012 - 109,438,153; Dec. 2011 - 110,556,981; June 2011 - 109,597,701	109,438	110,557	109,598
Additional paid-in capital	2,421,564	2,316,107	2,221,135
Accumulated other comprehensive income (loss)	(416,386)	(421,477)	(179,783)
Retained earnings	2,409,436	2,520,804	2,118,343

Total equity attributable to VF Corporation	4,524,052	4,525,991	4,269,293
Noncontrolling interests	—	(816)	1,245

Total stockholders’ equity	4,524,052	4,525,175	4,270,538

Total liabilities and stockholders’ equity	$9,426,069	$9,313,126	$6,800,446

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2012	2011	2012	2011
Net Sales	$2,115,629	$1,821,218	$4,643,046	$3,758,342
Royalty Income	26,157	18,905	55,195	40,580

Total Revenues	2,141,786	1,840,123	4,698,241	3,798,922

Costs and Operating Expenses
Cost of goods sold	1,155,412	994,591	2,544,278	2,028,447
Marketing, administrative and general expenses	822,389	656,861	1,675,876	1,307,161

	1,977,801	1,651,452	4,220,154	3,335,608

Operating Income	163,985	188,671	478,087	463,314
Other Income (Expense)
Interest income	1,188	1,510	2,226	2,476
Interest expense	(23,593)	(15,962)	(46,938)	(31,902)
Miscellaneous, net	41,557	(2,735)	43,303	(4,666)

	19,152	(17,187)	(1,409)	(34,092)

Income Before Income Taxes	183,137	171,484	476,678	429,222
Income Taxes	27,712	41,917	106,026	98,235

Net Income	155,425	129,567	370,652	330,987
Net Income Attributable to Noncontrolling Interests	(128)	(199)	(139)	(916)

Net Income Attributable to VF Corporation	$155,297	$129,368	$370,513	$330,071

Earnings Per Common Share Attributable to VF Corporation Common Stockholders
Basic	$1.42	$1.19	$3.37	$3.04
Diluted	1.40	1.17	3.31	2.99

Cash Dividends Per Common Share	$0.72	$0.63	$1.44	$1.26

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June		Six Months Ended June
	2012	2011	2012	2011
Net Income	$155,425	$129,567	$370,652	$330,987

Other Comprehensive Income (Loss):
Foreign currency translation
Gains (losses) arising during the period	(79,722)	33,583	(30,228)	130,278
Less income tax effect	11,956	(4,170)	134	(23,829)
Reclassification to Net Income for (gains) losses realized	—	(11,995)	—	(11,995)
Less income tax effect	—	4,134	—	4,134
Defined benefit pension plans
Amortization of net deferred actuarial losses	17,621	10,779	35,239	21,543
Amortization of deferred prior service cost	838	864	1,677	1,727
Less income tax effect	(7,350)	(4,585)	(14,307)	(8,766)
Derivative financial instruments
Gains (losses) arising during the period	26,386	(8,382)	18,675	(34,552)
Less income tax effect	(10,185)	3,232	(7,213)	13,312
Reclassification to Net Income for (gains) losses realized	2,575	293	3,135	(2,617)
Less income tax effect	(991)	(114)	(1,207)	1,010
Marketable securities
Gains (losses) arising during the period	(535)	(1,215)	(814)	(2,040)
Less income tax effect	—	(4)	—	(4)
Reclassification to Net Income for (gains) losses recognized	—	—	—	847
Less income tax effect	—	—	—	(237)

Other comprehensive income (loss)	(39,407)	22,420	5,091	88,811
Foreign currency translation gains (losses) attributable to noncontrolling interests	—	106	—	229

Other comprehensive income (loss) including noncontrolling interests	(39,407)	22,526	5,091	89,040

Comprehensive Income	116,018	152,093	375,743	420,027
Comprehensive Income Attributable to Noncontrolling Interests	(128)	(305)	(139)	(1,145)

Comprehensive Income Attributable to VF Corporation	$115,890	$151,788	$375,604	$418,882

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June
	2012	2011
Operating Activities
Net income	$370,652	$330,987
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	70,504	57,091
Amortization of intangible assets	24,221	19,246
Other amortization	16,046	11,418
Stock-based compensation	46,516	32,977
Pension expense in excess of contributions	38,297	22,029
Gain on sale of business	(41,745)	—
Other, net	9,446	6,523
Changes in operating assets and liabilities, net of purchases and sales of businesses:
Accounts receivable	71,072	(97,162)
Inventories	(136,497)	(199,650)
Other current assets	(45,419)	(15,124)
Accounts payable	(126,875)	(73,723)
Accrued compensation	(65,615)	(50,222)
Accrued income taxes	(84,510)	(56,817)
Accrued liabilities	(75,738)	(38,883)
Other assets and liabilities	2,774	8,989

Cash provided (used) by operating activities	73,129	(42,321)
Investing Activities
Capital expenditures	(118,980)	(64,022)
Proceeds from sale of business	68,264	—
Trademarks acquisition	—	(56,598)
Software purchases	(7,792)	(8,221)
Other, net	3,854	(1,107)

Cash used by investing activities	(54,654)	(129,948)
Financing Activities
Net increase in short-term borrowings	400,166	6,252
Payments on long-term debt	(1,398)	(1,260)
Purchase of Common Stock	(299,096)	(5,166)
Cash dividends paid	(158,581)	(137,182)
Proceeds from issuance of Common Stock, net	7,180	83,845
Tax benefits of stock option exercises	25,243	14,718

Cash used by financing activities	(26,486)	(38,793)
Effect of Foreign Currency Rate Changes on Cash and Equivalents	(2,705)	30,301

Net Change in Cash and Equivalents	(10,716)	(180,761)
Cash and Equivalents - Beginning of Year	341,228	792,239

Cash and Equivalents - End of Period	$330,512	$611,478

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	VF Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
Balance, December 2010	$107,938	$2,081,367	$(268,594)	$1,940,508	$100
Net income	—	—	—	888,089	2,304
Dividends on Common Stock	—	—	—	(285,722)	—
Stock compensation plans, net	2,685	284,966	—	(15,645)	—
Common Stock held in trust for deferred compensation plans	(66)	—	—	(6,426)	—
Distributions to noncontrolling interests	—	—	—	—	(338)
Acquisition of remaining noncontrolling interest	—	(50,226)	—	—	(2,653)
Foreign currency translation	—	—	(45,432)	—	(229)
Defined benefit pension plans	—	—	(90,568)	—	—
Derivative financial instruments	—	—	(12,451)	—	—
Marketable securities	—	—	(4,432)	—	—

Balance, December 2011	110,557	2,316,107	(421,477)	2,520,804	(816)
Net income	—	—	—	370,513	139
Dividends on Common Stock	—	—	—	(158,581)	—
Purchase of treasury stock	(2,000)	—	—	(295,075)	—
Stock compensation plans, net	891	105,457	—	(26,870)	—
Common Stock held in trust for deferred compensation plans	(10)	—	—	(1,355)	—
Disposition of remaining noncontrolling interest	—	—	—	—	677
Foreign currency translation	—	—	(30,094)	—	—
Defined benefit pension plans	—	—	22,609	—	—
Derivative financial instruments	—	—	13,390	—	—
Marketable securities	—	—	(814)	—	—

Balance, June 2012	$109,438	$2,421,564	$(416,386)	$2,409,436	$—

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Basis of Presentation

VF Corporation (and its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended June 2012, December 2011 and June 2011 relate to the fiscal periods ended on June 30, 2012, December 31, 2011 and July 2, 2011, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2011 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended June 2012 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 29, 2012. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2011 (“2011 Form 10-K”).

Note B — Acquisitions and Dispositions

On September 13, 2011, VF acquired 100% of the outstanding shares of The Timberland Company (“Timberland”) for $2.3 billion in cash. The purchase price was funded by the issuance of $900.0 million of term debt, together with available cash on hand and short-term borrowings.

Timberland is a global footwear and apparel company based in New Hampshire whose primary brands are Timberland® and SmartWool®. The results of Timberland have been included in VF’s consolidated financial statements since the date of acquisition and are reported as part of the Outdoor & Action Sports Coalition. Timberland contributed $239.4 million and $595.4 million of revenues and $(37.2) million and $(26.3) million of pretax losses in the second quarter and first six months of 2012, respectively.

This acquisition strengthens VF’s position within the outdoor apparel and footwear industry by adding two strong, global and authentic brands with significant growth opportunities. Factors that contributed to recognition of goodwill for the acquisition included (1) expected growth rates and profitability of Timberland, (2) the opportunity to leverage VF’s skills to achieve higher growth in sales, income and cash flows of the business and (3) expected synergies with existing VF business units. Goodwill resulting from this transaction is not tax deductible and has been assigned to the Outdoor & Action Sports Coalition.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

In thousands
Cash and equivalents	$92,442
Inventories	390,180
Other current assets	318,755
Property, plant and equipment	89,581
Intangible assets	1,458,800
Other assets	42,635

Total assets acquired	2,392,393
Current liabilities	364,608
Other liabilities, primarily deferred income taxes	580,182

Total liabilities assumed	944,790
Net assets acquired	1,447,603
Goodwill	851,904

Purchase price	$2,299,507

Since December 2011, goodwill decreased by $20.0 million as a result of adjustments to the acquired income tax balances. The purchase price allocation related to income tax balances was finalized in the second quarter of 2012.

Unaudited pro forma results of operations for VF are presented below assuming that the 2011 acquisition of Timberland had occurred at the beginning of 2010.

	Three Months	Six Months
In thousands, except per share amounts	Ended June 2011	Ended June 2011
Total Revenues	$2,080,250	$4,388,053
Net Income attributable to VF Corporation	101,105	311,254
Earnings per common share
Basic	$0.93	$2.86
Diluted	0.91	2.82

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

On April 30, 2012, VF sold its ownership in John Varvatos Enterprises, Inc. (John Varvatos). VF recorded a $41.7 million gain on the sale which is included in Miscellaneous Income (Expense).

Note C — Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the end of June 2012, December 2011 and June 2011, accounts receivable in the Consolidated Balance Sheets had been reduced by $135.5 million, $115.4 million and $123.0 million, respectively, related to balances sold under this program. During the first half of 2012, VF sold $598.3 million of accounts receivable at their stated amounts, less a funding fee of $1.0 million, which was recorded in Miscellaneous Income (Expense). Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note D — Intangible Assets

Dollars in thousands	Weighted Average Amortization Period	June 2012			December 2011
				Net	Net
			Accumulated	Carrying	Carrying
		Cost	Amortization	Amount	Amount
Amortizable intangible assets:
Customer relationships	19 years	$613,210	$154,960	$458,250	$477,817
License agreements	24 years	183,527	63,551	119,976	124,239
Trademarks and other	8 years	19,292	8,718	10,574	11,934

Amortizable intangible assets, net				588,800	613,990

Indefinite-lived intangible assets:
Trademarks and trade names				2,339,511	2,344,473

Intangible assets, net				$2,928,311	$2,958,463

Intangible assets are amortized using the following methods: customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — straight-line method.

Amortization of intangible assets for the second quarter and first six months of 2012 was $12.0 million and $24.2 million, respectively, and is expected to be $47.9 million for the year ended 2012. Estimated amortization expense for the years ending 2013 through 2016 is $46.3 million, $44.6 million, $42.8 million and $41.1 million, respectively.

Note E — Goodwill

In thousands	Outdoor & Action Sports				Contemporary Brands	Total
		Jeanswear	Imagewear	Sportswear
Balances, December 2011	$1,437,596	$228,421	$57,768	$157,314	$142,361	$2,023,460
Adjustments to purchase price allocation	(19,991)	—	978	—	—	(19,013)
Currency translation	(5,407)	(2,685)	—	—	—	(8,092)

Balances, June 2012	$1,412,198	$225,736	$58,746	$157,314	$142,361	$1,996,355

Balances at December 2011 are net of cumulative impairment charges recorded as follows: Outdoor & Action Sports — $43.4 million, Sportswear — $58.5 million and Contemporary Brands — $195.2 million.

Note F — Pension Plans

The following components comprise VF’s pension cost:

	Three Months Ended June		Six Months Ended June
In thousands	2012	2011	2012	2011
Service cost – benefits earned during the year	$5,794	$5,272	$11,605	$10,454
Interest cost on projected benefit obligations	19,249	19,738	38,498	39,443
Expected return on plan assets	(20,158)	(22,442)	(40,314)	(44,858)
Amortization of deferred amounts:
Net deferred actuarial losses	17,621	10,779	35,239	21,543
Deferred prior service cost	838	864	1,677	1,727

Net periodic pension cost	$23,344	$14,211	$46,705	$28,309

During the first half of 2012, VF contributed $8.4 million to its defined benefit pension plans. VF currently anticipates making $7.5 million of additional contributions during the remainder of 2012.

Note G — Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2012	2011	2012	2011
Coalition revenues:
Outdoor & Action Sports	$1,039,974	$717,928	$2,303,941	$1,506,143
Jeanswear	594,006	613,367	1,335,717	1,292,610
Imagewear	251,493	244,074	529,014	490,882
Sportswear	117,488	120,272	240,403	232,166
Contemporary Brands	107,947	118,103	234,851	230,019
Other	30,878	26,379	54,315	47,102

Total coalition revenues	$2,141,786	$1,840,123	$4,698,241	$3,798,922

Coalition profit:
Outdoor & Action Sports	$82,469	$89,472	$284,169	$233,377
Jeanswear	93,347	94,365	204,119	217,491
Imagewear	30,364	40,271	73,290	77,169
Sportswear	11,486	11,658	22,212	19,088
Contemporary Brands	11,992	10,689	26,850	20,373
Other	366	64	(1,244)	(2,010)

Total coalition profit	230,024	246,519	609,396	565,488
Corporate and other expenses	(24,482)	(60,583)	(88,006)	(106,840)
Interest, net	(22,405)	(14,452)	(44,712)	(29,426)

Income before income taxes	$183,137	$171,484	$476,678	$429,222

Timberland has been reported in the Outdoor & Action Sports Coalition since its acquisition date.

Note H — Capital and Accumulated Other Comprehensive Income (Loss)

Common stock outstanding is net of shares held in treasury and, in substance, retired. During the quarter ended June 2012, VF restored 19,000,000 shares of treasury stock to unissued status. There were 2,474,996 treasury shares at June 2012, 19,289,690 at December 2011 and 19,270,341 at June 2011. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from Retained Earnings. In addition, 234,301 shares of VF Common Stock at June 2012, 238,275 shares at December 2011 and 241,059 shares at June 2011 were held in connection with deferred compensation plans. These shares, having a cost of $11.2 million, $11.0 million and $10.4 million at the respective dates, are treated as treasury shares for financial reporting purposes.

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

	June	December	June
In thousands	2012	2011	2011
Foreign currency translation	$(81,253)	$(51,159)	$92,861
Defined benefit pension plans	(334,084)	(356,693)	(251,621)
Derivative financial instruments	(777)	(14,167)	(24,563)
Marketable securities	(272)	542	3,540

Accumulated other comprehensive income (loss)	$(416,386)	$(421,477)	$(179,783)

Note I — Stock-based Compensation

During the first quarter of 2012, VF granted options to purchase 855,058 shares of Common Stock at an exercise price of $145.58, equal to the fair market value of VF Common Stock on the option grant date. Employee stock options vest in equal annual installments over three years and options granted to VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of all options was estimated using a lattice option-pricing valuation model, with the following assumptions: expected volatility ranging from 27% to 31%, with a weighted average of 30%; expected term of 5.6 to 7.5 years; expected dividend yield of 2.5%; and a risk-free interest rate ranging from 0.1% at six months to 2.1% at 10 years. The resulting weighted average fair value of these options at the grant date was $33.43 per option.

Also during the first quarter of 2012, VF granted 191,788 performance-based restricted stock units that enable the recipients to receive shares of VF Common Stock at the end of a three year period. The actual number of shares that will be earned can range from 0-200% of the target award, based on achievement of a three year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. The actual number of earned shares may be adjusted upward or downward by 25% of the target award (but not below a zero percentage payout), based on VF’s total shareholder return (“TSR”) over a three year period compared with the TSR for companies included in the Standard & Poor’s 500 index.

VF granted 4,345 nonperformance-based restricted stock units to members of the Board of Directors during the first quarter of 2012. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF’s Common Stock at the date the units were granted was $145.58 per share.

VF also granted, during the first quarter of 2012, 5,500 shares of restricted VF Common Stock with a grant date fair value of $141.77 per share. These shares will vest in 2016, assuming the grantees remain employed through the vesting date.

During the quarter ended June 2012, VF did not grant any stock-based compensation awards.

Note J — Income Taxes

The effective income tax rate was 22.2% in the first six months of 2012, compared with 22.9% in the first six months of 2011. The tax rates in both periods were lowered by discrete items. The first six months of 2012 included $8.0 million in tax benefits related to the settlement of prior years’ tax audits, $3.5 million in tax benefits related to the realization of unrecognized tax benefits related to foreign taxes and $11.1 million in tax benefits from the utilization of a capital loss carryforward, which was triggered by the sale of John Varvatos. The first six months of 2011 included $12.8 million in tax benefits related to the realization of unrecognized tax benefits.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous states and foreign jurisdictions. In addition, Timberland filed a consolidated U.S. federal income tax return through the time of acquisition. The United States Internal Revenue Service (“IRS”) is currently examining VF’s tax years 2007, 2008 and 2009. The IRS commenced an examination of Timberland’s 2010 tax year during the second quarter of 2012. Additionally, the IRS audit of Timberland’s 2008 and 2009 tax years was settled during the second quarter of 2012. VF is currently subject to examination by various state tax authorities. While the outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements, management regularly assesses the outcomes of both ongoing and future examinations to ensure VF’s provision for income taxes is sufficient. Management believes that some of these audits and negotiations will conclude during the next 12 months.

During the first six months of 2012, the amount of unrecognized tax benefits and associated interest decreased by $8.0 million to $94.7 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $5.5 million related to the completion of audits and other settlements with tax authorities and the expiration of statutes of limitations. Of the $5.5 million, $5.3 million would reduce income tax expense.

Note K — Earnings Per Share

In thousands, except per share amounts	Three Months Ended June		Six Months Ended June
	2012	2011	2012	2011
Earnings per share – basic:
Net income	$155,425	$129,567	$370,652	$330,987
Net (income) loss attributable to noncontrolling interests	(128)	(199)	(139)	(916)

Net income attributable to VF Corporation	$155,297	$129,368	$370,513	$330,071

Weighted average Common Stock outstanding	109,216	109,079	109,874	108,651

Earnings per common share attributable to VF Corporation common stockholders	$1.42	$1.19	$3.37	$3.04

Earnings per common share – diluted:
Net income attributable to VF Corporation	$155,297	$129,368	$370,513	$330,071

Weighted average Common Stock outstanding	109,216	109,079	109,874	108,651
Incremental shares from stock options and other dilutive securities	2,012	1,811	2,118	1,802

Adjusted weighted average Common Stock outstanding	111,228	110,890	111,992	110,453

Earnings per common share attributable to VF Corporation common stockholders	$1.40	$1.17	$3.31	$2.99

Outstanding options to purchase approximately 0.9 million shares of Common Stock for each of the three and six month periods ended June 2012 and June 2011, were excluded from the computations of diluted earnings per share because the options were antidilutive. In addition, approximately 0.4 million performance-based restricted stock units were excluded from the computation of diluted earnings per share for the three and six month periods ended June 2012, and 0.3 million were excluded for the three and six month periods ended June 2011, because these units have not yet been earned in accordance with the vesting conditions of the plan.

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

The following table summarizes the classes of financial assets and financial liabilities measured and recorded at fair value on a recurring basis:

		Fair Value Measurement Using:
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair	Identical Assets	Inputs	Inputs
In thousands	Value	(Level 1)	(Level 2)	(Level 3)
June 2012
Financial assets:
Cash equivalents:
Money market funds	$7,438	$7,438	$—	$—
Time deposits	124,688	124,688	—	—
Derivative instruments	57,135	—	57,135	—
Investment securities	181,864	152,730	29,134	—
Other marketable securities	4,099	4,099	—	—

Financial liabilities:
Derivative instruments	21,618	—	21,618	—
Deferred compensation	228,202	—	228,202	—

December 2011
Financial assets:
Cash equivalents:
Money market funds	$117	$117	$—	$—
Time deposits	89,585	89,585	—	—
Derivative instruments	46,328	—	46,328	—
Investment securities	175,225	144,391	30,834	—
Other marketable securities	4,913	4,913	—	—

Financial liabilities:
Derivative instruments	23,513	—	23,513	—
Deferred compensation	220,056	—	220,056	—

The financial assets and financial liabilities in the above table have been recorded in the financial statements at fair value. All other financial assets and financial liabilities are recorded in the financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities. At June 2012 and December 2011, their carrying values approximated their fair values. Additionally, at June 2012 and December 2011, the carrying value of VF’s long-term debt, including the current portion, was $1,833.3 million and $1,834.5 million, respectively, compared with fair value of $2,110.6 million and $2,079.5 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note M — Derivative Financial Instruments and Hedging Activities

Summary of Derivative Instruments: All of VF’s outstanding derivative instruments are forward foreign exchange contracts. Most derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, but a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. Additionally, derivative instruments that are cash flow hedges of forecasted third party sales are dedesignated as hedges near the end of their term and do not qualify for hedge accounting after the date of dedesignation. The notional amounts of outstanding derivative contracts at June 2012, December 2011 and June 2011 totaled $1.6 billion, $1.5 billion and $1.5 billion, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Canadian dollar, Mexican peso, Polish zloty, and Japanese yen. Derivative contracts have maturities up to 20 months. The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with			Fair Value of Derivatives with
	Unrealized Gains			Unrealized Losses
	June	December	June	June	December	June
In thousands	2012	2011	2011	2012	2011	2011
Foreign exchange contracts designated as hedging instruments	$56,894	$45,071	$22,141	$18,977	$22,406	$63,722
Foreign exchange contracts dedesignated as hedging instruments	170	1,245	1,698	2,427	930	184
Foreign exchange contracts not designated as hedging instruments	71	12	—	214	177	—

Total derivatives	$57,135	$46,328	$23,839	$21,618	$23,513	$63,906

Outstanding derivatives have been included in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	June 2012	December 2011	June 2011
Other current assets	$50,313	$39,076	$21,421
Accrued current liabilities	(18,739)	(19,326)	(58,040)
Other assets (noncurrent)	6,822	7,252	2,418
Other liabilities (noncurrent)	(2,879)	(4,187)	(5,866)

Fair Value Hedges: VF enters into derivative contracts to hedge intercompany balances between related parties having different functional currencies, and has historically designated these as fair value hedge relationships. Effective January 1, 2012, VF no longer designates these types of derivative contracts as hedge relationships. Accordingly, gains (losses) related to these derivatives are included in the disclosure of “Derivative Contracts Not Designated as Hedges” during the first six months of 2012. VF’s Consolidated Statements of Income include the following effects related to fair value hedging:

	Location of Gain (Loss) on Derivatives Recognized in Income			Hedged Items in Fair Value Hedge Relationships	Location of Gain (Loss) Recognized on Related Hedged Items
In thousands						Gain (Loss) on
		Gain (Loss) on Derivatives				Related Hedged Items
Fair Value Hedging Relationships		Recognized in Income				Recognized in Income
		Three Months	Six Months			Three Months	Six Months
Periods ended June 2012
Foreign exchange	Miscellaneous income (expense)	$—	$—	Advances – intercompany	Miscellaneous income (expense)	$—	$—
Periods ended June 2011
Foreign exchange	Miscellaneous income (expense)	$(3,817)	$(5,047)	Advances – intercompany	Miscellaneous income (expense)	$2,829	$3,799

Cash Flow Hedges: VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted inventory purchases and production costs and for its forecasted cash receipts arising from sales of inventory. In addition, VF hedges the exchange risk of forecasted intercompany royalties. As discussed below in “Derivative Contracts Dedesignated as Hedges”, cash flow hedges of forecasted inventory sales to third parties are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on			Gain (Loss) Reclassified
	Derivatives			from Accumulated
Cash Flow Hedging	Recognized in OCI		Location of Gain (Loss)	OCI into Income
	Three	Six	Reclassification From	Three	Six
Relationships	Months	Months	Accumulated OCI into Income	Months	Months
Periods ended June 2012
Foreign exchange	$26,386	$18,675	Net sales	$(2,484)	$(1,780)
			Cost of goods sold	283	597
			Miscellaneous income (expense)	553	(114)
			Interest expense	(927)	(1,838)

Total	$26,386	$18,675	Total	$(2,575)	$(3,135)

Periods ended June 2011
Foreign exchange	$(8,370)	$(34,552)	Net sales	$1,627	$1,231
			Cost of goods sold	(338)	4,804
			Miscellaneous income (expense)	(1,591)	(3,536)
			Interest expense	29	58

Total	$(8,370)	$(34,552)	Total	$(273)	$2,557

Derivative Contracts Dedesignated as Hedges: As previously noted, cash flow hedges of certain forecasted inventory sales to third parties are dedesignated as hedges when the sales are recognized. At that time, hedge accounting is no longer applied and the amount of unrealized hedging gain or loss is recognized in net sales. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During the period that hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized directly in earnings. For the three and six months ended June 2012, VF recorded net losses of $1.1 million and $1.9 million in Miscellaneous Income (Expense) for derivatives dedesignated as hedging instruments, effectively offsetting the net remeasurement gains on the related assets and liabilities. For the three and six months ended June 2011, VF recorded net losses of less than $1.0 million in Miscellaneous Income (Expense) for dedesignated derivatives.

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

	Location of Gain (Loss)	Gain (Loss) on Derivatives
Derivatives Not	on Derivatives	Recognized in Income
Designated as Hedges	Recognized in Income	2012	2011
Foreign exchange	Miscellaneous income (expense)	$1,376	$—

Other Derivative Information: There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and six months ended June 2012 and June 2011.

At June 2012, Accumulated OCI included $32.9 million of net pretax deferred gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts reclassified to earnings will depend on exchange rates in effect when currently outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in Accumulated OCI. The remaining net pretax deferred loss in Accumulated OCI related to the contracts was $41.4 million at June 2012, which will be reclassified into the Consolidated Statement of Income over the remaining terms of the associated debt instruments.

Note N — Recently Adopted/Issued Accounting Standards

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

In June 2011, the FASB issued an update to their accounting guidance regarding other comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. This guidance became effective during the first quarter of 2012 but did not have any effect on VF’s consolidated financial statements since the current statement of comprehensive income complies with this guidance.

In September 2011, the FASB issued an update to their authoritative guidance regarding goodwill impairment testing. The amendment is intended to reduce the complexity of testing by allowing companies to assess qualitative factors to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. This guidance became effective during the first quarter of 2012 and will be considered during the 2012 goodwill impairment testing. It is not expected to have an impact on the consolidated financial statements.

In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right of offset associated with its financial instruments and derivative instruments. The new guidance is effective January 2013 with retrospective application required. It is not expected to have a material effect on the consolidated financial statements.

In July 2012, the FASB issued an update to their accounting guidance regarding indefinite-lived intangible asset impairment testing and whether it is necessary to perform the quantitative impairment test currently required. The guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. The adoption of this pronouncement will not have a material impact on the consolidated financial statements.

Note O — Subsequent Events

On July 17, 2012, VF’s Board of Directors declared a quarterly cash dividend of $0.72 per share, payable on September 20, 2012 to shareholders of record on September 10, 2012.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highlights of the Second Quarter of 2012

All references to “organic” financial data exclude the Timberland® and SmartWool® brands (“Timberland”), acquired September 13, 2011 and all per share amounts are presented on a diluted basis.

•	Revenues grew to $2.1 billion, an increase of 16% from the 2011 quarter, composed of growth from the addition of Timberland and 3% organic growth.

•

International revenues rose 33% over the 2011 quarter, with 26 percentage points of the growth attributable to the Timberland acquisition. International revenues accounted for a third of total revenues in the second quarter of 2012.

•	VF’s business in Asia continued to experience significant growth, with revenues up 63% in the quarter, composed of 45% growth from the addition of Timberland and 18% organic growth.

•

Direct-to-consumer revenues increased 37% in the quarter and accounted for 21% of VF’s total revenues. Timberland accounted for 29 percentage points of the direct-to-consumer revenue growth in the second quarter of 2012.

•

On April 30, 2012, VF sold its ownership in John Varvatos Enterprises, Inc. (“John Varvatos”) resulting in a pretax gain on the sale of $41.7 million ($0.32 per share including a $0.10 per share tax benefit which was triggered as a result of the sale).

•

Earnings per share increased to $1.40 from $1.17 in the 2011 quarter, with a negative impact from Timberland of $0.15 per share that included a $0.03 per share impact from acquisition related expenses.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in Total Revenues from 2011:

In millions	Second Quarter	Six Months

Total Revenues – 2011	$1,840.1	$3,798.9
Organic growth	125.1	389.6
Acquisition in prior year	239.4	595.4
Disposition in current year	(14.4)	(14.4)
Impact of foreign currency translation	(48.4)	(71.3)

Total Revenues – 2012	$2,141.8	$4,698.2

Second quarter revenue growth was driven by the Outdoor & Action Sports Coalition, which grew by 45% compared to the 2011 quarter due to the acquisition of Timberland and organic growth. In addition, Imagewear and Contemporary Brands contributed to the second quarter revenue growth. All coalitions achieved growth during the first six months of 2012 compared to 2011. Additional details on revenues are provided in the section titled “Information by Business Segment.”

Translating a foreign subsidiary’s financial statements from its functional currency into the U.S. dollar, VF’s reporting currency, has an impact on VF’s reported operating results. A stronger U.S. dollar in relation to the functional currencies where VF conducts its international business (primarily in Europe/euro-based countries) negatively impacted revenue comparisons by $48.4 million and $71.3 million in the second quarter and the first six months of 2012, respectively, compared with the prior year periods.

The weighted average translation rate for the euro was $1.28 for the second quarter of 2012 and $1.30 for the first half of 2012, compared with $1.44 for the second quarter of 2011 and $1.40 for the first six months of 2011. If the U.S. dollar remains at the exchange rate in effect at the end of June 2012 ($1.26 per euro), reported revenues for the second half of 2012 will be negatively impacted compared with the second half of 2011, when the weighted average translation rate was $1.39 per euro.

The following table presents the percentage relationship to Total Revenues for components of the Consolidated Statements of Income:

	Second Quarter		Six Months
	2012	2011	2012	2011

Gross margin (total revenues less cost of goods sold)	46.1%	45.9%	45.8%	46.6%
Marketing, administrative and general expenses	38.4%	35.7%	35.7%	34.4%

Operating income	7.7%	10.3%	10.2%	12.2%

Gross margin increased to 46.1% in the second quarter of 2012, compared to 45.9% in the 2011 quarter, due to a greater percentage of revenues from higher gross margin businesses, including the Outdoor & Action Sports, international and retail businesses, as well as an improvement of gross margin in our Jeanswear Americas business which reflects increased pricing compared to the prior period. For the first half of 2012, gross margin declined 0.8% compared to the 2011 period reflecting a continued impact from higher product costs that were not fully recovered through price increases.

Marketing, Administrative and General Expenses as a percentage of Total Revenues was higher in the second quarter and first half of 2012 compared to the 2011 periods due to (i) the acquisition of Timberland with its higher expense ratio that increased the 2012 ratios by 2.4% and 1.7%, respectively (including acquisition-related expenses) and (ii) higher domestic pension expense that increased the 2012 ratios by 0.4% in both periods. These increases were partially offset by leverage of operating expenses on higher revenues in VF’s businesses other than Timberland.

Interest Expense increased by $7.6 million in the second quarter of 2012 and $15.0 million in the first six months of 2012, from the comparable periods in 2011, due primarily to the issuance of $900 million in term debt in the third quarter of 2011 to provide funding for the Timberland acquisition and higher levels of commercial paper borrowings. Outstanding interest-bearing debt averaged $2.4 billion for the first six months of 2012 and $986 million for the comparable period of 2011. The weighted average interest rates on total outstanding debt were 3.7% and 6.2% for the first six months of 2012 and 2011, respectively.

On April 30, 2012, VF sold its ownership in John Varvatos. VF recorded a $41.7 million gain on the sale which is included in Miscellaneous Income (Expense).

The effective income tax rate was 22.2% in the first half of 2012, which was slightly lower than the 22.9% effective income tax rate in the first half of 2011. The first six months of 2012 included $8.0 million in tax benefits related to the settlement of prior years’ tax audits, $3.5 million in tax benefits related to the realization of unrecognized tax benefits related to foreign taxes and $11.1 million in tax benefits from the utilization of a capital loss carryforward, which was triggered by the sale of John Varvatos. The first six months of 2011 included $12.8 million in tax benefits related to the realization of unrecognized tax benefits.

The expected 2012 annual effective tax rate should approximate 25.0%, compared with 23.6% for full year 2011. The effective income tax rate for full year 2011 reflected a 3.5% benefit from discrete tax items.

Net Income Attributable to VF Corporation for the second quarter of 2012 increased to $155.3 million ($1.40 per share), compared with $129.4 million ($1.17 per share) in the 2011 quarter. The second quarter of 2012 benefited by a $0.32 per share gain on the sale of John Varvatos including a $0.10 per share benefit related to utilizing a tax capital loss carryforward, offset by (i) $0.06 per share from foreign currency translation, (ii) $0.05 per share from higher pension expense, and (iii) $0.03 per share in acquisition-related costs. In addition, the 2011 period was favorably impacted by a benefit of $0.07 per share related to a gain on a facility closure that did not recur in 2012. The remainder of the change in earnings per share during the 2012 quarter resulted from operating performance, as discussed in the “Information by Business Segment” section below.

Net Income Attributable to VF Corporation for the first six months of 2012 increased to $370.5 million ($3.31 per share), compared with $330.1 million ($2.99 per share) in the first half of 2011. The first six months of 2012 benefited by a $0.32 per share gain on the sale of John Varvatos including a $0.10 per share benefit related to utilizing a tax capital loss carryforward, offset by (i) $0.10 per share from foreign currency translation, (ii) $0.10 per share from higher pension expense and (iii) $0.06 per share in acquisition-related costs. In addition, the first half of 2011 was favorably impacted by the following benefits that did not recur in 2012: (i) $0.07 per share from a favorable tax settlement, (ii) $0.07 per share from a gain on a facility closure, and (iii) $0.04 per share from a change in inventory accounting. The remainder of the change in earnings per share during the first six months of 2012 resulted from operating performance, as discussed in the “Information by Business Segment” section below.

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

The following tables summarize the changes in Coalition Revenues for the second quarter and first six months of 2012 from the comparable periods in 2011:

	Second Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total

Coalition Revenues – 2011	$717.9	$613.4	$244.1	$120.3	$118.1	$26.3	$1,840.1
Organic growth	113.4	(5.2)	8.2	(2.8)	6.9	4.6	125.1
Acquisition in prior year	239.4	—	—	—	—	—	239.4
Disposition in current year	—	—	—	—	(14.4)	—	(14.4)
Impact of foreign currency translation	(30.7)	(14.2)	(0.8)	—	(2.7)	—	(48.4)

Coalition Revenues – 2012	$1,040.0	$594.0	$251.5	$117.5	$107.9	$30.9	$2,141.8

	Six Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total

Coalition Revenues – 2011	$1,506.1	$1,292.6	$490.9	$232.2	$230.0	$47.1	$3,798.9
Organic growth	247.8	64.4	39.1	8.2	22.9	7.2	389.6
Acquisition in prior year	595.4	—	—	—	—	—	595.4
Disposition in current year	—	—	—	—	(14.4)	—	(14.4)
Impact of foreign currency translation	(45.4)	(21.3)	(1.0)	—	(3.6)	—	(71.3)

Coalition Revenues – 2012	$2,303.9	$1,335.7	$529.0	$240.4	$234.9	$54.3	$4,698.2

The following tables summarize the changes in Coalition Profit for the second quarter and first six months of 2012 from the comparable periods in 2011:

	Second Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total

Coalition Profit – 2011	$89.5	$94.4	$40.3	$11.7	$10.7	$(0.1)	$246.5
Organic growth	25.5	(0.2)	(9.7)	(0.2)	2.6	0.4	18.4
Acquisition in prior year	(26.8)						(26.8)
Disposition in current year	—	—	—	—	(0.9)	—	(0.9)
Impact of foreign currency translation	(5.7)	(0.9)	(0.2)	—	(0.4)	—	(7.2)

Coalition Profit – 2012	$82.5	$93.3	$30.4	$11.5	$12.0	$0.3	$230.0

	Six Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total

Coalition Profit – 2011	$233.4	$217.5	$77.2	$19.1	$20.4	$(2.1)	$565.5
Organic growth	70.0	(12.4)	(3.6)	3.1	7.9	0.9	65.9
Acquisition in prior year	(9.0)	—	—	—	—	—	(9.0)
Disposition in current year	—	—	—	—	(0.9)	—	(0.9)
Impact of foreign currency translation	(10.2)	(1.0)	(0.3)	—	(0.6)	—	(12.1)

Coalition Profit – 2012	$284.2	$204.1	$73.3	$22.2	$26.8	$(1.2)	$609.4

The following section discusses the change in revenues and profitability by coalition:

Outdoor & Action Sports:

Dollars in millions	Second Quarter			Six Months
	2012	2011	Percent Change	2012	2011	Percent Change

Coalition Revenues	$1,040.0	$717.9	44.9%	$2,303.9	$1,506.1	53.0%
Coalition Profit	82.5	89.5	(7.8)%	284.2	233.4	21.8%
Operating Margin	7.9%	12.5%		12.3%	15.5%

Global Outdoor & Action Sports revenues increased 45% in the second quarter of 2012, of which 12% related to organic growth and 33% related to the addition of Timberland. The North Face® and Vans® achieved global revenue growth of 14% and 25%, respectively, for the second quarter of 2012. Outdoor & Action Sports revenues in the Americas increased 32% in the second quarter of 2012 with 22 percentage points of the increase coming from the Timberland acquisition. International revenues rose 67% with 52 percentage points of the increase due to the inclusion of Timberland. Coalition revenues in Asia increased 95% in the second quarter of 2012 with 80 percentage points of the growth due to the inclusion of Timberland. Direct-to-consumer revenues rose 69% in the second quarter of 2012 with 57 percentage points of the growth due to the Timberland acquisition. The North Face® and the Vans® direct-to-consumer businesses increased 9% and 18%, respectively, in the second quarter of 2012. New store openings, comp store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth.

Global Outdoor & Action Sports revenues increased 53% in the first six months of 2012, of which 13% related to organic growth and 40% related to the addition of Timberland. Revenues in the Americas increased 37% in the first half of 2012 with 25 percentage points of the increase coming from the Timberland acquisition. International revenues rose 77% with 60 percentage points of the increase due to the inclusion of Timberland. Coalition revenues in Asia increased 116% in the first six months of 2012 with 90 percentage points of the growth due to the inclusion of Timberland. Direct-to-consumer revenues rose 71% in the first half of 2012 with 56 percentage points of the growth from the Timberland acquisition. The North Face® and the Vans® direct-to-consumer businesses increased 16% and 18%, respectively, in the first six months of 2012. New store openings, comp store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth.

Operating margins decreased in the second quarter and first six months of 2012, compared with the same periods in 2011, due to the inclusion of Timberland whose operating margin is below the Coalition average. Acquisition-related expenses for Timberland negatively impacted operating margins in the second quarter and first half of 2012 by 0.2% and 0.3%, respectively. Excluding Timberland, operating margins for the Outdoor & Action Sports Coalition increased to 13.6% and 17.2% in the second quarter and first six months of 2012, respectively, from 12.5% and 15.5% for the same periods in 2011. The improvement was primarily driven by operating margin increases from the Vans®, Napapijri®, Reef® and Eastpak® brands.

Jeanswear:

Dollars in millions	Second Quarter			Six Months
	2012	2011	Percent Change	2012	2011	Percent Change

Coalition Revenues	$594.0	$613.4	(3.2)%	$1,335.7	$1,292.6	3.3%
Coalition Profit	93.3	94.4	(1.2)%	204.1	217.5	(6.2)%
Operating Margin	15.7%	15.4%		15.3%	16.8%

Global Jeanswear revenues decreased 3% in the second quarter of 2012 compared to the 2011 quarter, reflecting a 2% impact of foreign currency translation as well as a shift in sales of spring seasonal products from the second quarter to the first quarter of 2012 for the Americas business. In addition, soft conditions in Europe, challenges in the mid-tier channel in the U.S. and the negative impact of foreign currency translation caused a decline in the Lee® brand revenues for the 2012 quarter. These revenue declines were partially offset by double-digit revenue growth in the Western Specialty and Asian businesses combined with strong sales of our newest brand, Rock & Republic®. Global Jeanswear revenues increased 3% in the first half of 2012 over the prior year period led by strong revenue growth in the Americas business.

The operating margin improved in the second quarter of 2012, as pricing increased compared to the prior period. However, for the first six months of 2012, operating margin declined compared to the 2011 period due to a continued impact from higher product costs, particularly in the first quarter of 2012, which were not fully recovered through price increases.

Imagewear:

Dollars in millions	Second Quarter			Six Months
	2012	2011	Percent Change	2012	2011	Percent Change

Coalition Revenues	$251.5	$244.1	3.0%	$529.0	$490.9	7.8%
Coalition Profit	30.4	40.3	(24.6)%	73.3	77.2	(5.1)%
Operating Margin	12.1%	16.5%		13.9%	15.7%

The Imagewear Coalition consists of VF’s Image business (occupational apparel and uniforms) and Licensed Sports business (licensed high profile sports and lifestyle apparel). The increase in Coalition revenues for the second quarter of 2012 was driven by the Licensed Sports business, which included (i) strong jersey sales for Major League Baseball, (ii) an increase in revenues from Harley Davidson apparel, and (iii) sales generated by 2012 locker room apparel rights in the National Hockey League. For the first half of 2012, the increase in Coalition revenues was due to the growth in the Licensed Sports business for the second quarter of 2012 as well as higher revenues in the Image protective apparel and industrial uniform businesses.

The decline in operating margin comparisons for the Imagewear Coalition in both 2012 periods was due entirely to higher product costs which peaked in the second quarter of 2012.

Sportswear:

Dollars in millions	Second Quarter			Six Months
	2012	2011	Percent Change	2012	2011	Percent Change

Coalition Revenues	$117.5	$120.3	(2.3)%	$240.4	$232.2	3.5%
Coalition Profit	11.5	11.7	(1.7)%	22.2	19.1	16.2%
Operating Margin	9.8%	9.7%		9.2%	8.2%

The Sportswear Coalition consists of the Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports Coalition). Sportswear revenues declined 2% in the second quarter, with double-digit growth in Kipling® brand revenues offset by lower Nautica® brand revenues. While the full price wholesale and direct-to-consumer businesses for the Nautica® brand both achieved mid single-digit growth in the quarter, revenues were negatively impacted by a shift in timing of special program orders for specific customers as well as lower sales of distressed products in the quarter.

Revenues for the first half of 2012 for Sportswear were up 4% compared to the prior year period. This increase was primarily driven by double-digit growth in direct-to-consumer revenues from the Kipling® and Nautica® brand businesses.

Operating margin comparisons were flat for the second quarter of 2012 and increased slightly for the first half of 2012 compared to 2011 due to a lower percentage of sales of distressed products and a greater percentage of Kipling® brand revenues, which have higher margins than the Coalition average.

Contemporary Brands:

Dollars in millions	Second Quarter			Six Months
	2012	2011	Percent Change	2012	2011	Percent Change

Coalition Revenues	$107.9	$118.1	(8.6)%	$234.9	$230.0	2.1%
Coalition Profit	12.0	10.7	12.1%	26.8	20.4	31.4%
Operating Margin	11.1%	9.1%		11.4%	8.9%

Revenues for this Coalition were down 9% in the 2012 quarter with the decline due to the sale of John Varvatos on April 30, 2012. Excluding John Varvatos in both periods, revenues increased 4% for the 2012 quarter and 8% for the first half of 2012 compared to the prior year periods. The revenue increases (excluding John Varvatos in both periods) were driven by double-digit revenue growth in the Splendid® and Ella Moss® brands.

The operating margins increased in the second quarter and first six months of 2012, compared with the 2011 periods. Excluding John Varvatos in both periods, operating margins improved to 12.2% from 9.9% in the second quarter of 2012, and to 12.9% from 9.7% in the first half of 2012, primarily due to improvement in the 7 For All Mankind® brand.

Other:

Dollars in millions	Second Quarter			Six Months
	2012	2011	Percent Change	2012	2011	Percent Change

Revenues	$30.9	$26.3	17.5%	$54.3	$47.1	15.3%
Operating Profit (Loss)	0.3	(0.1)		(1.2)	(2.1)
Operating Margin	1.0%	(0.4)%		(2.2)%	(4.5)%

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

Dollars in millions	Second Quarter			Six Months
	2012	2011	Percent Change	2012	2011	Percent Change

Corporate and Other Expenses	$(24.5)	$(60.6)	(59.6)%	$(88.0)	$(106.8)	(17.6)%
Interest, Net	(22.4)	(14.5)	54.5%	(44.7)	(29.4)	52.0%

Corporate and Other Expenses include any corporate headquarters’ costs and other expenses that have not been allocated to the coalitions for internal management reporting. Other expenses include (i) domestic defined benefit pension plan costs other than service cost, (ii) costs of management information systems and the centralized finance, supply chain, human resources and customer management functions that support worldwide operations, (iii) costs of maintaining and enforcing VF trademarks, and (iv) miscellaneous consolidating adjustments.

The decrease in Corporate and Other Expenses in the second quarter and first six months of 2012 over the prior year periods resulted primarily from the $41.7 million gain on the sale of John Varvatos recorded in the second quarter of 2012. Offsetting the decrease was (i) higher domestic defined benefit pension plan costs of $8.4 million and $16.7 million for the second quarter and first half of 2012, respectively, and (ii) higher levels of corporate spending and information systems costs due to the overall business growth.

Analysis of Financial Condition

Balance Sheets

The Timberland acquisition on September 13, 2011 significantly increased the balances reported in the December 2011 and June 2012 Consolidated Balance Sheets as compared to the June 2011 balances. Accordingly, the table below presents certain June 2012 balance sheet accounts excluding the Timberland balances so that the “VF excluding Timberland” balances are comparable with the June 2011 balances.

		June 2012
In millions	December 2011 As Reported	As Reported	Timberland	VF excluding Timberland	June 2011 As Reported

Accounts receivable	$1,120.2	$1,033.8	$121.7	$912.1	$889.2
Inventories	1,453.6	1,570.3	246.2	1,324.1	1,286.0
Other current assets	272.8	405.2	38.9	366.3	259.3
Property, plant and equipment	737.5	735.8	72.7	663.1	626.3
Intangible assets and goodwill	4,981.9	4,924.7	2,302.2	2,622.5	2,749.9
Short-term borrowings	281.7	681.8	—	681.8	42.6
Accounts payable	637.1	506.7	54.2	452.5	456.1
Accrued liabilities	744.5	576.7	58.2	518.5	512.5
Long-term debt	1,831.8	1,830.5	—	1,830.5	934.6
Other liabilities	1,290.1	1,303.5	585.4	718.1	581.4

The following discussion refers to significant changes in balances at June 2012 compared with December 2011, both on an as reported basis:

Accounts Receivable at June 2012 decreased over the December 2011 balance due to the seasonality of the business.

Inventories at June 2012 increased slightly over the December 2011 balance due to seasonality and higher product costs, which were offset by strong management controls over inventory.

Other Current Assets were higher at June 2012 compared to December 2011 primarily due to higher deferred and prepaid income tax balances.

Short-term Borrowings at June 2012 consisted of $660.0 million of commercial paper borrowings and $21.8 million under other international borrowing agreements. The increase over the December 2011 balance resulted from commercial paper borrowings to support working capital needs and share repurchases during 2012.

The change in Accounts Payable between June 2012 and December 2011 was driven by the timing of inventory purchases.

The decrease in Accrued Liabilities at June 2012 from December 2011 was due to (i) lower incentive compensation accruals, (ii) pay down of obligations related to the new Outdoor & Action Sports headquarters in the United States and (iii) a reduction of other general business accruals.

The following discussion refers to significant changes in balances at June 2012 for VF, excluding Timberland, compared with June 2011 on an as reported basis:

Accounts Receivable at June 2012 increased over the June 2011 balance due to growth in wholesale revenues, partially offset by an increase in balances sold under the accounts receivable sale agreement at June 2012.

Inventories at June 2012 increased over the June 2011 balance primarily due to higher product costs and increased unit volumes to support projected revenue growth.

Other Current Assets were higher at June 2012 compared to June 2011 primarily due to higher deferred income tax balances and increased prepaid expenses from the overall growth of VF’s businesses.

Property, Plant and Equipment was higher at June 2012 than at June 2011, resulting from capital spending in excess of depreciation expense during those periods. Capital spending increased due to (i) the new European headquarters, (ii) the new headquarters for the Outdoor & Action Sports businesses in the United States, and (iii) new retail stores and distribution facilities.

Total Intangible Assets and Goodwill at June 2012 were lower than June 2011 due primarily to amortization expense and foreign currency fluctuations.

The increase in Short-term Borrowings at June 2012 from the June 2011 balance resulted from commercial paper borrowings to support working capital needs and share repurchases during 2012.

The change in Accounts Payable between June 2012 and June 2011 was driven by the timing of inventory purchases.

Total Long-term Debt at June 2012 was higher than June 2011 due to the issuance of $900.0 million of term debt in the third quarter of 2011 to fund the Timberland acquisition.

Other Liabilities at June 2012 were higher than June 2011 due to an increase in the underfunded status of the defined benefit pension plans.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	June 2012	December 2011	June 2011

Working capital	$1,571.8	$1,521.9	$2,032.0

Current ratio	1.9 to 1	1.9 to 1	3.0 to 1

Debt to total capital ratio	35.7%	31.9%	18.7%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total net capital, (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents), was 32.6% at June 2012.

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

For the six months ended June 2012, cash provided by operating activities was $73.1 million, compared with $42.3 million of cash used by operating activities in the comparable 2011 period. Net Income and the non-cash adjustments to reconcile Net Income to cash provided by operating activities both increased in the first six months of 2012 compared to the first half of 2011, offsetting the negative impact of changes in working capital components in the first six months of 2012. See discussion of these working capital changes in the “Balance Sheets” section above.

VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. At the end of June 2012, accounts receivable in the Consolidated Balance Sheet had been reduced by $135.5 million related to balances sold under this program, an increase of $20.1 million from the amounts sold as of the end of 2011. At the end of June 2011, accounts receivable in the Consolidated Balance Sheet had been reduced by $123.0 million related to balances sold under this program, an increase of $10.7 million from the amounts sold as of the end of 2010.

Investing activities in the first six months of 2012 included capital expenditures, software spending and the sale of John Varvatos. Capital spending to support continued growth could reach $375 million for the full year 2012, for (i) the new European headquarters, (ii) the new headquarters for the Outdoor & Action Sports businesses in the United States, and (iii) new retail stores and distribution facilities. This spending will be funded by operating cash flows.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances, credit facilities and strong credit ratings. VF has a credit facility that provides a $1.25 billion senior unsecured revolving line of credit through December 2016 (the “Global Credit Facility”). The Global Credit Facility supports VF’s issuance of up to $1.25 billion of commercial paper to fund short-term seasonal working capital requirements and provides a sub-facility for standby letters of credit. Commercial paper borrowings and standby letters of credit issued as of June 2012 were $660.0 million and $20.8 million, respectively, leaving $569.2 million available for borrowing against this facility at June 2012.

VF’s favorable credit agency ratings allow for access to capital at competitive rates. At the end of June 2012, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. Both Moody’s and Standard & Poor’s currently have a ‘negative outlook’ on VF’s ratings given the higher debt levels resulting primarily from VF’s acquisition of Timberland. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2013, 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

During the first six months of 2012, VF repurchased 2,008,600 of its shares at a cost of $299.1 million (average price of $148.91 per share). VF repurchased 54,999 shares at a cost of $5.2 million (average price of $93.93 per share) in the first half of 2011. The total remaining authorization for share repurchase approved by the VF Board of Directors is 4.5 million shares as of the end of June 2012. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Management’s Discussion and Analysis in the 2011 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2011 that would require the use of funds. Since the filing of the 2011 Form 10-K, there have been no material changes in the disclosed amounts, except as noted below:

•

Inventory purchase obligations representing binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $759.8 million at the end of June 2012 due to the seasonality of VF’s businesses.

•	Minimum royalty and other commitments decreased by approximately $20.6 million at the end of June 2012 due to payments made under the agreements.

•

Other purchase obligations decreased by approximately $43.0 million at the end of June 2012 primarily related to (i) the expiration of service and maintenance contracts, (ii) the payment for the new headquarters for the Outdoor & Action Sports business in the United States and (iii) payments for other general purchase obligations.

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

Recently Issued Accounting Standards

In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right of offset associated with its financial instruments and derivative instruments. The new guidance is effective January 2013 with retrospective application required. It is not expected to have a material effect on the consolidated financial statements.

In July 2012, the FASB issued an update to their accounting guidance regarding indefinite-lived intangible asset impairment testing and whether it is necessary to perform the quantitative impairment test currently required. The guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. The adoption of this pronouncement will not have a material impact on the consolidated financial statements.

Critical Accounting Policies and Estimates

Management has chosen accounting policies that it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States. Accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the 2011 Form 10-K.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

Second Quarter 2012	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program (1)

April 1 – April 28, 2012	—	$—	—	4,490,996
April 29 – May 26, 2012	5,500	139.33	5,500	4,485,496
May 27 – June 30, 2012	1,500	137.85	1,500	4,483,996

Total	7,000		7,000

(1)	During the quarter, 7,000 shares of Common Stock were purchased in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases — considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer
(Chief Financial Officer)

Date: August 8, 2012	By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President – Controller
(Chief Accounting Officer)