Form 10-Q
period 2012-09-29
V F CORP
filed 2012-11-07
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

On October 27, 2012, there were 110,157,488 shares of the registrant’s Common Stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	September 2012	December 2011	September 2011
ASSETS
Current assets
Cash and equivalents	$304,603	$341,228	$337,391
Accounts receivable, less allowance for doubtful accounts of:	1,612,579	1,120,246	1,547,741
September 2012 - $55,606; December 2011 - $54,010; September 2011 - $57,279
Inventories:
Finished products	1,500,595	1,197,928	1,513,801
Work in process	99,035	86,902	89,261
Materials and supplies	159,056	168,815	174,840

	1,758,686	1,453,645	1,777,902
Other current assets	322,932	272,825	279,358

Total current assets	3,998,800	3,187,944	3,942,392

Property, plant and equipment	1,925,601	1,830,039	1,787,668
Less accumulated depreciation	1,150,125	1,092,588	1,082,733

	775,476	737,451	704,935

Intangible assets	2,922,233	2,958,463	2,978,238
Goodwill	2,003,855	2,023,460	2,077,701
Other assets	431,368	405,808	415,782

Total assets	$10,131,732	$9,313,126	$10,119,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$741,008	$281,686	$1,145,845
Current portion of long-term debt	402,838	2,744	2,709
Accounts payable	535,367	637,116	666,845
Accrued liabilities	756,629	744,486	849,165

Total current liabilities	2,435,842	1,666,032	2,664,564

Long-term debt	1,429,824	1,831,781	1,832,412
Other liabilities	1,339,282	1,290,138	1,162,173
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000: no shares outstanding in 2011 or 2012	—	—	—
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding: September 2012 - 109,937,451; December 2011 - 110,556,981; September 2011 - 110,081,241	109,937	110,557	110,081
Additional paid-in capital	2,497,795	2,316,107	2,280,544
Accumulated other comprehensive income (loss)	(386,853)	(421,477)	(279,966)
Retained earnings	2,705,905	2,520,804	2,348,152

Total equity attributable to VF Corporation	4,926,784	4,525,991	4,458,811
Noncontrolling interests	—	(816)	1,088

Total stockholders’ equity	4,926,784	4,525,175	4,459,899

Total liabilities and stockholders’ equity	$10,131,732	$9,313,126	$10,119,048

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2012	2011	2012	2011

Net sales	$3,119,614	$2,727,704	$7,762,660	$6,486,046
Royalty income	28,740	22,367	83,935	62,947

Total revenues	3,148,354	2,750,071	7,846,595	6,548,993

Costs and operating expenses
Cost of goods sold	1,678,090	1,504,982	4,222,368	3,533,429
Marketing, administrative and general expenses	933,372	814,971	2,609,248	2,122,132

	2,611,462	2,319,953	6,831,616	5,655,561

Operating income	536,892	430,118	1,014,979	893,432
Interest income	632	1,371	2,858	3,847
Interest expense	(23,841)	(20,671)	(70,779)	(52,573)
Other income (expense), net	1,569	(6,473)	44,872	(11,139)

Income before income taxes	515,252	404,345	991,930	833,567
Income taxes	133,934	102,933	239,960	201,168

Net income	381,318	301,412	751,970	632,399
Net (income) loss attributable to noncontrolling interests	—	(712)	(139)	(1,628)

Net income attributable to VF Corporation	$381,318	$300,700	$751,831	$630,771

Earnings per common share attributable to VF Corporation common stockholders
Basic	$3.48	$2.74	$6.85	$5.79
Diluted	3.42	2.69	6.72	5.69

Cash dividends per common share	$0.72	$0.63	$2.16	$1.89

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September		Nine Months Ended September
	2012	2011	2012	2011

Net income	$381,318	$301,412	$751,970	$632,399

Other comprehensive income (loss):
Foreign currency translation
Gains (losses) arising during the period	40,466	(121,686)	10,238	8,592
Less income tax effect	(7,348)	25,434	(7,214)	1,605
Reclassification to net income for (gains) losses realized	—	—	—	(11,995)
Less income tax effect	—	—	—	4,134
Defined benefit pension plans
Amortization of net deferred actuarial losses	17,617	10,783	52,856	32,326
Amortization of deferred prior service cost	837	863	2,514	2,590
Less income tax effect	(6,966)	(4,775)	(21,273)	(13,541)
Derivative financial instruments
Gains (losses) arising during the period	(15,829)	(25,218)	2,846	(59,770)
Less income tax effect	6,118	9,716	(1,095)	23,028
Reclassification to net income for (gains) losses realized	(8,500)	12,321	(5,365)	9,704
Less income tax effect	3,273	(4,747)	2,066	(3,737)
Marketable securities
Gains (losses) arising during the period	(135)	(2,863)	(949)	(4,903)
Less income tax effect	—	4	—	—
Reclassification to net income for (gains) losses recognized	—	(15)	—	832
Less income tax effect	—	—	—	(237)

Other comprehensive income (loss)	29,533	(100,183)	34,624	(11,372)
Foreign currency translation gains (losses) attributable to noncontrolling interests	—	(458)	—	(229)

Other comprehensive income (loss) including noncontrolling interests	29,533	(100,641)	34,624	(11,601)

Comprehensive income	410,851	200,771	786,594	620,798
Comprehensive income attributable to noncontrolling interests	—	(254)	(139)	(1,399)

Comprehensive income attributable to VF Corporation	$410,851	$200,517	$786,455	$619,399

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September
	2012	2011
Operating activities
Net income	$751,970	$632,399
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	104,628	85,398
Amortization of intangible assets	36,130	29,092
Other amortization	26,025	17,554
Stock-based compensation	73,149	54,247
Pension expense in excess of contributions	57,674	32,153
Gain on sale of business	(42,000)	—
Other, net	15,709	(83,439)
Changes in operating assets and liabilities, net of purchases and sales of businesses:
Accounts receivable	(502,501)	(573,511)
Inventories	(317,761)	(328,330)
Other current assets	(23,854)	44,109
Accounts payable	(100,101)	(19,681)
Accrued compensation	(20,153)	1,257
Accrued income taxes	(17,095)	26,576
Accrued liabilities	42,078	39,238
Other assets and liabilities	18,707	14,105

Cash provided (used) by operating activities	102,605	(28,833)
Investing activities
Capital expenditures	(190,277)	(98,173)
Business acquisitions, net of cash acquired	(1,750)	(2,207,065)
Proceeds from sale of business	68,519	—
Trademarks acquisition	—	(56,598)
Software purchases	(12,509)	(14,836)
Other, net	(3,429)	(3,280)

Cash used by investing activities	(139,446)	(2,379,952)
Financing activities
Net increase in short-term borrowings	459,173	1,127,805
Payments on long-term debt	(2,079)	(1,932)
Proceeds from long-term debt	—	898,450
Payments of debt issuance costs	—	(5,969)
Purchase of Common Stock	(306,422)	(6,941)
Cash dividends paid	(237,520)	(206,277)
Proceeds from issuance of Common Stock, net	45,668	109,671
Tax benefits of stock option exercises	39,455	22,037
Acquition of noncontrolling interest	—	(108)

Cash (used) provided by financing activities	(1,725)	1,936,736
Effect of foreign currency rate changes on cash and equivalents	1,941	17,201

Net change in cash and equivalents	(36,625)	(454,848)
Cash and equivalents - beginning of year	341,228	792,239

Cash and equivalents - end of period	$304,603	$337,391

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	VF Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
Balance, December 2010	$107,938	$2,081,367	$(268,594)	$1,940,508	$100
Net income	—	—	—	888,089	2,304
Dividends on Common Stock	—	—	—	(285,722)	—
Stock compensation plans, net	2,685	284,966	—	(15,645)	—
Common Stock held in trust for deferred compensation plans	(66)	—	—	(6,426)	—
Distributions to noncontrolling interests	—	—	—	—	(338)
Acquisition of remaining noncontrolling interest	—	(50,226)	—	—	(2,653)
Foreign currency translation	—	—	(45,432)	—	(229)
Defined benefit pension plans	—	—	(90,568)	—	—
Derivative financial instruments	—	—	(12,451)	—	—
Marketable securities	—	—	(4,432)	—	—

Balance, December 2011	110,557	2,316,107	(421,477)	2,520,804	(816)
Net income	—	—	—	751,831	139
Dividends on Common Stock	—	—	—	(237,520)	—
Purchase of treasury stock	(2,000)	—	—	(295,075)	—
Stock compensation plans, net	1,393	181,688	—	(32,420)	—
Common Stock held in trust for deferred compensation plans	(13)	—	—	(1,715)	—
Disposition of remaining noncontrolling interest	—	—	—	—	677
Foreign currency translation	—	—	3,024	—	—
Defined benefit pension plans	—	—	34,097	—	—
Derivative financial instruments	—	—	(1,548)	—	—
Marketable securities	—	—	(949)	—	—

Balance, September 2012	$109,937	$2,497,795	$(386,853)	$2,705,905	$—

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Basis of Presentation

VF Corporation (and its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended September 2012, December 2011 and September 2011 relate to the fiscal periods ended on September 29, 2012, December 31, 2011 and October 1, 2011, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2011 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended September 2012 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 29, 2012. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2011 (“2011 Form 10-K”).

Note B — Acquisitions and Dispositions

On September 13, 2011, VF acquired 100% of the outstanding shares of The Timberland Company (“Timberland”) for $2.3 billion in cash. The purchase price was funded by the issuance of $900.0 million of term debt, together with available cash on hand and short-term borrowings.

Timberland is a global footwear and apparel company based in New Hampshire whose primary brands are Timberland® and SmartWool®. The results of Timberland have been included in VF’s consolidated financial statements since the date of acquisition and are reported as part of the Outdoor & Action Sports Coalition. Timberland contributed $499.1 million and $1,094.5 million of revenues and $55.8 million and $29.5 million of pretax income in the third quarter and first nine months of 2012, respectively. Timberland contributed $163.6 million of revenues and $11.0 million of pretax income in the third quarter of 2011.

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

Since December 2011, goodwill decreased by $20.0 million as a result of adjustments to the acquired income tax balances. The purchase price allocation was finalized in the second quarter of 2012.

Unaudited pro forma results of operations for VF are presented below assuming that the 2011 acquisition of Timberland had occurred at the beginning of 2010.

In thousands, except per share amounts	Three Months Ended September 2011*	Nine Months Ended September 2011*
Total revenues	$3,113,686	$7,501,739
Net income attributable to VF Corporation	221,915	535,483
Earnings per common share
Basic	$2.02	$4.91
Diluted	1.99	4.83

* Pro forma operating results for 2011 include expenses totalling $96.2 million for acceleration of vesting for all invested stock-based compensation awards, including tax gross-up payments required under employment agreements with certain Timberland executives, and $17.3 million in Timberland acquisition-related expenses.

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

On April 30, 2012, VF sold its ownership in John Varvatos Enterprises, Inc. (“John Varvatos”). VF recorded a $42.0 million gain on the sale during the first nine months of 2012 which is included in Other income (expense), net.

Note C — Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. After the sale, VF continues to service and collect these accounts receivable on behalf of the financial institution but does not retain any other interests in the receivables. At the end of September 2012, December 2011 and September 2011, accounts receivable in the Consolidated Balance Sheets had been reduced by $154.7 million, $115.4 million and $133.9 million, respectively, related to balances sold under this program. During the first nine months of 2012, VF sold $940.9 million of accounts receivable at their stated amounts, less a funding fee of $1.5 million, which was recorded in Other income (expense), net. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note D — Intangible Assets

	Weighted	September 2012			December 2011
	Average Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19 years	$613,693	$163,487	$450,206	$477,817
License agreements	24 years	183,656	65,653	118,003	124,239
Trademarks and other	8 years	19,357	9,417	9,940	11,934

Amortizable intangible assets, net				578,149	613,990

Indefinite-lived intangible assets:
Trademarks and trade names				2,344,084	2,344,473

Intangible assets, net				$2,922,233	$2,958,463

Intangible assets are amortized using the following methods: customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — straight-line method.

Amortization of intangible assets for the third quarter and first nine months of 2012 was $11.9 million and $36.1 million, respectively, and is expected to be $47.8 million for the year ended 2012. Estimated amortization expense for the years ending 2013 through 2016 is $46.3 million, $44.6 million, $42.8 million and $41.1 million, respectively.

Note E — Goodwill

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Total
Balances, December 2011	$1,437,596	$228,421	$57,768	$157,314	$142,361	$2,023,460
Adjustments to purchase price allocation	(19,991)	—	978	—	—	(19,013)
Currency translation	(317)	(275)	—	—	—	(592)

Balances, September 2012	$1,417,288	$228,146	$58,746	$157,314	$142,361	$2,003,855

Balances at December 2011 are net of cumulative impairment charges recorded as follows: Outdoor & Action Sports — $43.4 million, Sportswear — $58.5 million and Contemporary Brands — $195.2 million.

Note F — Pension Plans

The following components comprise VF’s pension cost:

	Three Months Ended September		Nine Months Ended September
In thousands	2012	2011	2012	2011
Service cost - benefits earned during the year	$5,755	$5,322	$17,360	$15,776
Interest cost on projected benefit obligations	19,236	19,730	57,734	59,173
Expected return on plan assets	(20,148)	(22,432)	(60,462)	(67,290)
Amortization of deferred amounts:
Net deferred actuarial losses	17,617	10,783	52,856	32,326
Deferred prior service cost	837	863	2,514	2,590

Net periodic pension cost	$23,297	$14,266	$70,002	$42,575

During the first nine months of 2012, VF contributed $12.3 million to its defined benefit pension plans. VF currently anticipates making $3.5 million of additional contributions during the remainder of 2012.

Note G — Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2012	2011	2012	2011
Coalition revenues:
Outdoor & Action Sports	$1,852,267	$1,436,832	$4,156,208	$2,942,975
Jeanswear	718,812	727,595	2,054,529	2,020,205
Imagewear	284,526	277,564	813,540	768,446
Sportswear	154,190	151,826	394,593	383,992
Contemporary Brands	104,165	126,182	339,016	356,201
Other	34,394	30,072	88,709	77,174

Total coalition revenues	$3,148,354	$2,750,071	$7,846,595	$6,548,993

Coalition profit:
Outdoor & Action Sports	$413,012	$320,876	$697,181	$554,253
Jeanswear	131,447	109,691	335,566	327,182
Imagewear	37,463	39,728	110,753	116,897
Sportswear	18,499	18,294	40,711	37,382
Contemporary Brands	13,436	8,076	40,286	28,449
Other	1,377	7	133	(2,003)

Total coalition profit	615,234	496,672	1,224,630	1,062,160
Corporate and other expenses	(76,773)	(73,027)	(164,779)	(179,867)
Interest, net	(23,209)	(19,300)	(67,921)	(48,726)

Income before income taxes	$515,252	$404,345	$991,930	$833,567

Timberland has been reported in the Outdoor & Action Sports Coalition since its acquisition date.

Note H — Capital and Accumulated Other Comprehensive Income (Loss)

Common Stock outstanding is net of shares held in treasury which are in substance, retired. During the nine months ended September 2012, VF restored 19,000,000 shares of treasury stock to an unissued status. There were 2,524,771 treasury shares at September 2012, 19,289,690 at December 2011 and 19,286,190 at September 2011. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from retained earnings. In addition, 187,226 shares of Common Stock at September 2012, 238,275 shares at December 2011 and 235,011 shares at September 2011 were held in connection with deferred compensation plans. These shares, having a cost of $8.6 million, $11.0 million and $10.2 million at the respective dates, are treated as treasury shares for financial reporting purposes.

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

In thousands	September 2012	December 2011	September 2011
Foreign currency translation	$(48,135)	$(51,159)	$(3,391)
Defined benefit pension plans	(322,596)	(356,693)	(244,750)
Derivative financial instruments	(15,715)	(14,167)	(32,491)
Marketable securities	(407)	542	666

Accumulated other comprehensive income (loss)	$(386,853)	$(421,477)	$(279,966)

Note I — Stock-based Compensation

During the first nine months of 2012, VF granted options to purchase 870,195 shares of Common Stock at a weighted average exercise price of $145.64, equal to the fair market value of VF Common Stock on the option grant date. Employee stock options vest in equal annual installments over three years and options granted to VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of all options was estimated using a lattice option-pricing valuation model, with the following assumptions: expected volatility ranging from 27% to 31%, with a weighted average of 30%; expected term of 5.6 to 7.5 years; expected dividend yield of 2.5%; and a risk-free interest rate ranging from 0.1% at six months to 2.1% at 10 years. The resulting weighted average fair value of these options at the grant date was $33.44 per option.

Also during the first nine months of 2012, VF granted 195,290 performance-based restricted stock units to employees that enable them to receive shares of Common Stock at the end of a three year period. The actual number of shares that will be earned can range from 0-200% of the target award, based on achievement of a three year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. The actual number of shares earned may also be adjusted upward or downward by 25% of the targets award, based on how VF’s total shareholder return (“TSR”) over the three year period compares to the TSR for companies included in the Standard & Poor’s 500 index. The weighted average fair value of VF’s Common Stock on the date the units were granted was $145.47.

VF granted 4,345 nonperformance-based restricted stock units to members of the Board of Directors during the first nine months of 2012. These units vest upon grant and will be settled in shares of Common Stock one year from the date of grant. The fair market value of Common Stock at the date the units were granted was $145.58 per share.

VF granted 6,000 nonperformance-based restricted stock units to employees during the first nine months of 2012. These units vest in four years and will be settled in shares of Common Stock at the end of the vesting period. The fair market value of Common Stock at the date the units were granted was $139.57 per share.

VF granted to employees, during the first nine months of 2012, 12,500 shares of restricted Common Stock with a weighted average grant date fair value of $140.54 per share. These shares will vest over periods ranging from three to four years, assuming the grantees remain employed through the vesting date.

Note J — Income Taxes

The effective income tax rate was 24.2% in the first nine months of 2012, compared with 24.1% in the first nine months of 2011. The tax rates in both periods were lowered by discrete items. The first nine months of 2012 included $8.0 million in tax benefits related to the settlement of prior years’ tax audits, $6.5 million in tax benefits from the realization of unrecognized tax benefits related to foreign taxes and $11.1 million in tax benefits from the utilization of a capital loss carryforward, which was triggered by the sale of John Varvatos. The first nine months of 2011 included $6.0 million in net tax benefits related to settlements of prior years’ tax audits and filings, $2.8 million of tax benefits related to the realization of unrecognized tax benefits resulting from expiration of statutes of limitations and $16.8 million in income tax benefits related to the release of valuation allowances in foreign jurisdictions due to improved profitability in the respective jurisdictions.

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

During the first nine months of 2012, the amount of unrecognized tax benefits and associated interest decreased by $6.6 million to $96.1 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $2.5 million related to the completion of audits and other settlements with tax authorities and the expiration of statutes of limitations. Of the $2.5 million, $2.3 million would reduce income tax expense.

Note K — Earnings Per Share

	Three Months Ended September		Nine Months Ended September
In thousands, except per share amounts	2012	2011	2012	2011
Earnings per share - basic:
Net income	$381,318	$301,412	$751,970	$632,399
Net (income) loss attributable to noncontrolling interests	—	(712)	(139)	(1,628)

Net income attributable to VF Corporation	$381,318	$300,700	$751,831	$630,771

Weighted average common shares outstanding	109,557	109,643	109,800	108,982

Earnings per common share attributable to VF Corporation common stockholders	$3.48	$2.74	$6.85	$5.79

Earnings per common share - diluted:
Net income attributable to VF Corporation	$381,318	$300,700	$751,831	$630,771

Weighted average common shares outstanding	109,557	109,643	109,800	108,982
Incremental shares from stock options and other dilutive securities	1,931	1,939	2,049	1,847

Adjusted weighted average common shares outstanding	111,488	111,582	111,849	110,829

Earnings per common share attributable to VF Corporation common stockholders	$3.42	$2.69	$6.72	$5.69

Outstanding options to purchase approximately 0.8 million shares and 0.9 million shares of Common Stock for the three and nine month periods ended September 2012, respectively, and outstanding options to purchase approximately 20,000 shares and 0.6 million shares of Common Stock for the three and nine months ended September 2011, respectively, were excluded from the computations of diluted earnings per share because the options were antidilutive. In addition, approximately 0.4 million performance-based restricted stock units were excluded from the computation of diluted earnings per share for the three and nine month periods ended September 2012, and 0.3 million were excluded for the three and nine month periods ended September 2011, because these units have not yet been earned in accordance with the vesting conditions of the plan.

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

The following table summarizes the classes of financial assets and financial liabilities measured and recorded at fair value on a recurring basis:

		Fair Value Measurement Using:
In thousands	Total Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 2012
Financial assets:
Cash equivalents:
Money market funds	$40	$40	$—	$—
Time deposits	86,919	86,919	—	—
Derivative instruments	26,843	—	26,843	—
Investment securities	188,969	158,207	30,762	—
Other marketable securities	3,964	3,964	—	—
Financial liabilities:
Derivative instruments	28,455	—	28,455	—
Deferred compensation	234,406	—	234,406	—
December 2011
Financial assets:
Cash equivalents:
Money market funds	$117	$117	$—	$—
Time deposits	89,585	89,585	—	—
Derivative instruments	46,328	—	46,328	—
Investment securities	175,225	144,391	30,834	—
Other marketable securities	4,913	4,913	—	—
Financial liabilities:
Derivative instruments	23,513	—	23,513	—
Deferred compensation	220,056	—	220,056	—

The financial assets and financial liabilities in the above table have been recorded in the consolidated financial statements at fair value. All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, life insurance contracts, short-term borrowings, accounts payable and accrued liabilities. At September 2012 and December 2011, their carrying values approximated their fair values. Additionally, at September 2012 and December 2011, the carrying value of VF’s long-term debt, including the current portion, was $1,832.7 million and $1,834.5 million, respectively, compared with fair value of $2,118.8 million and $2,079.5 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note M — Derivative Financial Instruments and Hedging Activities

Summary of Derivative Instruments: All of VF’s outstanding derivative instruments are forward foreign exchange contracts. Most derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, but a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. Additionally, certain derivative instruments that are cash flow hedges of forecasted third party sales are dedesignated as hedges near the end of their term and do not qualify for hedge accounting after the date of dedesignation. The notional amounts of outstanding derivative contracts at September 2012, December 2011 and September 2011 totaled $1.4 billion, $1.5 billion and $1.4 billion, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Canadian dollar, Mexican peso, Polish zloty, and Japanese yen. Derivative contracts have maturities up to 20 months. The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	September 2012	December 2011	September 2011	September 2012	December 2011	September 2011
Foreign exchange contracts designated as hedging instruments	$26,664	$45,071	$29,073	$22,910	$22,406	$24,231
Foreign exchange contracts dedesignated as hedging instruments	64	1,245	2,220	4,976	930	201
Foreign exchange contracts not dedesignated as hedging instruments	115	12	81	569	177	177

Total derivatives	$26,843	$46,328	$31,374	$28,455	$23,513	$24,609

Outstanding derivatives have been included in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	September 2012	December 2011	September 2011
Other current assets	$23,648	$39,076	$26,100
Accrued current liabilities	(22,766)	(19,326)	(18,260)
Other assets (noncurrent)	3,195	7,252	5,274
Other liabilities (noncurrent)	(5,689)	(4,187)	(6,349)

Cash Flow Hedges: VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted inventory purchases and production costs and for its forecasted sales of inventory. In addition, VF hedges the exchange risk of forecasted intercompany royalties. As discussed below in “Derivative Contracts Dedesignated as Hedges”, certain cash flow hedges of forecasted inventory sales to third parties are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

	Gain (Loss) on Derivatives Recognized in OCI
In thousands	Three Months ended September		Nine Months ended September
Cash Flow Hedging Relationships	2012	2011	2012	2011

Foreign exchange	$(15,829)	$23,048	$2,846	$(11,504)
Interest rate	—	(48,266)	—	(48,266)

Total	$(15,829)	$(25,218)	$2,846	$(59,770)

	Gain (Loss) Reclassified from Accumulated OCI into Income
In thousands	Three Months ended September		Nine Months ended September
Location of Gain (Loss) Reclassified From Accumulated OCI into Income	2012	2011	2012	2011

Net sales	$(2,150)	$3,034	$(3,931)	$4,265
Cost of goods sold	9,694	(10,293)	10,291	(5,489)
Other income (expense), net	1,890	(3,484)	1,777	(7,020)
Interest expense	(934)	(1,578)	(2,772)	(1,520)

Total	$8,500	$(12,321)	$5,365	$(9,764)

Fair Value Hedges: VF enters into derivative contracts to hedge intercompany balances between related parties having different functional currencies, and has historically designated these as fair value hedge relationships. Effective January 1, 2012, VF no longer designates these types of derivative contracts as hedge relationships. Accordingly, gains (losses) related to these derivatives are included in the disclosure of “Derivative Contracts Not Designated as Hedges” during the first nine months of 2012. VF’s Consolidated Statements of Income include the following effects related to designated fair value hedging:

		Gain (Loss) on Derivative and Related Hedged Items Recognized in Income
In thousands		Three Months ended September		Nine Months ended September
Fair Value Hedging Relationships	Location of Gain (Loss)	2012	2011	2012	2011
Foreign exchange (expense), net	Other income	$—	$6,716	$—	$1,669

Advances - intercompany	Other income (expense), net	$—	$(6,606)	$—	$(2,807)

Derivative Contracts Dedesignated as Hedges: As previously noted, cash flow hedges of certain forecasted inventory sales to third parties are dedesignated as hedges when the sales are recognized. At that time, hedge accounting is no longer applied and the amount of unrealized hedging gain or loss is recognized in net sales. These derivatives remain outstanding and serve as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables. During the period that hedge accounting is not applied, changes in the fair value of the derivative contracts are recognized directly in earnings. For the three and nine months ended September 2012, VF recorded net losses of $0.6 million and $2.4 million in Other income (expense), net for derivatives dedesignated as hedging instruments, effectively offsetting the net remeasurement gains on the related assets and liabilities. For the three and nine months ended September 2011, VF recorded net losses of less than $1.0 million in Other income (expense), net for dedesignated derivatives.

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

		Gain (Loss) on Derivatives Recognized in Income
		Three months ended September		Nine months ended September
Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	2012	2011	2012	2011
Foreign exchange contracts	Other income (expense), net	$(2,253)	$—	$(877)	$—

Other Derivative Information: There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and nine months ended September 2012 and September 2011.

At September 2012, Accumulated OCI included $15.8 million of net pretax deferred gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts reclassified to earnings will depend on exchange rates in effect when currently outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in Accumulated OCI. The remaining net pretax deferred loss in Accumulated OCI related to the contracts was $40.4 million at September 2012, which will be reclassified into Interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments.

Note N — Recently Adopted/Issued Accounting Standards

In May 2011, the FASB issued an update to their authoritative guidance regarding fair value measurements and related disclosures. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for the use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance became effective during the first quarter of 2012 and has been applied on a prospective basis.

In June 2011, the FASB issued an update to their accounting guidance regarding other comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. This guidance became effective during the first quarter of 2012 but did not have any effect on the consolidated financial statements since the current statement of comprehensive income complies with this guidance.

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

In July 2012, the FASB issued an update to their accounting guidance regarding indefinite-lived intangible asset impairment testing and whether it is necessary to perform the quantitative impairment test currently required. While the guidance is effective for annual periods beginning after September 15, 2012, VF will elect an early adoption for the 2012 indefinite-lived intangible asset impairment testing. It is not expected to have an impact on the consolidated financial statements.

Note O — Subsequent Events

On October 18, 2012, VF’s Board of Directors declared a quarterly cash dividend of $0.87 per share, payable on December 20, 2012 to shareholders of record on December 10, 2012.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highlights of the Third Quarter of 2012

All references to “organic” financial data exclude the Timberland® and SmartWool® brands (“Timberland”), acquired on September 13, 2011. All per share amounts are presented on a diluted basis.

•	Revenues grew to $3.1 billion, an increase of 14% from the 2011 quarter, composed of growth from the addition of Timberland and 2% organic growth.

•

International revenues rose 20% over the 2011 quarter, reflecting 21% growth due to Timberland offset by a 1% decline in organic revenues (net of a 9% negative impact from foreign currency rate fluctuations). International revenues represented 40% of total revenues in the third quarter of 2012.

•	VF’s business in Asia continued to experience significant growth, with revenues up 51% in the quarter, composed of 29% growth from the addition of Timberland and 22% organic growth.

•

Direct-to-consumer revenues increased 28% in the quarter, with 19 percentage points of the increase due to Timberland. Direct-to-consumer revenues accounted for 18% of VF’s total revenues in the quarter.

•	Gross margin increased to 46.7% in 2012 from 45.3% in the 2011 quarter, with improvement in nearly every coalition.

•	Earnings per share increased to $3.42 from $2.69 in the 2011 quarter, with $0.44 per share accretion from Timberland that included a $0.10 per share impact from acquisition-related expenses.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from 2011:

In millions	Third Quarter	Nine Months

Total revenues – 2011	$2,750.1	$6,549.0
Organic growth	165.0	551.8
Acquisition in prior year	335.6	930.9
Disposition in current year	(21.1)	(32.4)
Impact of foreign currency translation	(81.2)	(152.7)

Total revenues – 2012	$3,148.4	$7,846.6

Third quarter and year to date revenue growth was driven by the Outdoor & Action Sports Coalition, which grew by 29% and 41%, respectively, compared to the 2011 periods, due to the acquisition of Timberland and organic growth. The Imagewear and Sportswear Coalitions also contributed to the third quarter revenue growth. The first nine months of 2012 also reflected revenue growth from the Jeanswear, Sportswear and Imagewear Coalitions. Additional details on revenues are provided in the section titled “Information by Business Segment.”

Translating a foreign subsidiary’s financial statements from its functional currency into the U.S. dollar, VF’s reporting currency, has an impact on VF’s reported operating results. A stronger U.S. dollar in relation to the functional currencies where VF conducts its international business (primarily in Europe/euro-based countries) negatively impacted revenue comparisons by $81.2 million and $152.7 million in the third quarter and the first nine months of 2012, respectively, compared with the prior year periods.

The weighted average translation rate for the euro was $1.25 for the third quarter of 2012 and $1.28 for the first nine months of 2012, compared with $1.41 for both the third quarter and the first nine months of 2011. If the U.S. dollar remains at the exchange rate in effect at the end of September 2012 ($1.29 per euro), reported revenues for the fourth quarter of 2012 will be negatively impacted compared with the fourth quarter of 2011, when the weighted average translation rate was $1.35 per euro.

The following table presents the percentage relationship to total revenues for components of the Consolidated Statements of Income:

	Third Quarter		Nine Months
	2012	2011	2012	2011

Gross margin (total revenues less cost of goods sold)	46.7%	45.3%	46.2%	46.0%
Marketing, administrative and general expenses	29.6%	29.6%	33.3%	32.4%

Operating income	17.1%	15.6%	12.9%	13.6%

Gross margin increased in the third quarter in nearly every coalition due to a greater percentage of revenues from higher gross margin businesses and the impact of lower product costs. The increase in the first nine months of 2012 also reflects the continued shift in the revenue mix towards higher margin businesses, including the Outdoor & Action Sports, international and direct-to-consumer businesses.

Marketing, administrative and general expenses as a percentage of total revenues were consistent in the third quarter and were higher in the first nine months of 2012 compared to the 2011 periods. The increase in the first nine months of 2012 was due to higher domestic pension expense and the inclusion of Timberland which has higher expense ratios. Partially offsetting these increases were lower Timberland acquisition-related costs in 2012, leverage of operating expenses on higher revenues in VF’s businesses other than Timberland, and strong management controls over marketing, administrative and general expenses.

Interest expense increased by $3.2 million in the third quarter of 2012 and $18.2 million in the first nine months of 2012, from the comparable periods in 2011, due primarily to the issuance of $900 million in term debt in the third quarter of 2011 to provide funding for the Timberland acquisition and higher average levels of commercial paper borrowings. Outstanding interest-bearing debt averaged $2.5 billion for the first nine months of 2012 and $1.2 billion for the comparable period of 2011. The weighted average interest rates on total outstanding debt were 3.7% and 5.3% for the first nine months of 2012 and 2011, respectively.

On April 30, 2012, VF sold its ownership in John Varvatos Enterprises, Inc. (“John Varvatos”). VF recorded a $42.0 million gain on the sale during the first nine months of 2012 which is included in Other income (expense), net.

The effective income tax rate was 24.2% in the first nine months of 2012, which was slightly higher than the 24.1% effective income tax rate in the first nine months of 2011. The first nine months of 2012 included $8.0 million in tax benefits related to the settlement of prior years’ tax audits, $6.5 million in tax benefits from the realization of unrecognized tax benefits related to foreign taxes and $11.1 million in tax benefits from the utilization of a capital loss carryforward, which was triggered by the sale of John Varvatos. The first nine months of 2011 included $6.0 million in net tax benefits related to settlements of prior years’ tax audits and filings, $2.8 million of tax benefits related to the realization of unrecognized tax benefits resulting from the expiration of statutes of limitations and $16.8 million in income tax benefits related to the release of valuation allowances in foreign jurisdictions due to improved profitability in the respective jurisdictions.

The expected 2012 annual effective tax rate should approximate 24.5%, compared with 23.6% for full year 2011. The effective income tax rate for full year 2011 reflected a 3.5% benefit from discrete tax items.

Net income attributable to VF Corporation for the third quarter of 2012 increased to $381.3 million ($3.42 per share), compared with $300.7 million ($2.69 per share) in the 2011 quarter. The third quarter of 2012 was negatively impacted by (i) $0.18 per share from foreign currency rate fluctuations, (ii) $0.05 per share from higher pension expense, and (iii) $0.10 per share in acquisition-related costs. The third quarter of 2011 included $0.18 per share in acquisition-related costs. The remainder of the change in earnings per share during the 2012 quarter resulted from operating performance, as discussed in the “Information by Business Segment” section below.

Net income attributable to VF Corporation for the first nine months of 2012 increased to $751.8 million ($6.72 per share), compared with $630.8 million ($5.69 per share) in the first nine months of 2011. The first nine months of 2012 benefited by a $0.32 per share gain on the sale of John Varvatos including a $0.10 per share benefit related to utilizing a tax capital loss carryforward, offset by (i) $0.28 per share from foreign currency rate fluctuations, (ii) $0.15 per share from higher pension expense and (iii) $0.16 per share in acquisition-related costs. The first nine months of 2011 was favorably impacted by the following benefits that did not recur in 2012: (i) $0.07 per share from a favorable tax settlement, (ii) $0.07 per share from a gain on a facility closure, and (iii) $0.04 per share from a change in inventory accounting. The first nine months of 2011 also included $0.18 per share in acquisition-related costs. The remainder of the change in earnings per share during the first nine months of 2012 resulted from operating performance, as discussed in the “Information by Business Segment” section below.

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

The following tables summarize the changes in coalition revenues for the third quarter and first nine months of 2012 from the comparable periods in 2011:

	Third Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total

Coalition revenues – 2011	$1,436.8	$727.6	$277.6	$151.8	$126.2	$30.1	$2,750.1
Organic growth	139.0	9.9	7.6	2.4	1.8	4.3	165.0
Acquisition in prior year	335.6	—	—	—	—	—	335.6
Disposition in current year	—	—	—	—	(21.1)	—	(21.1)
Impact of foreign currency translation	(59.1)	(18.7)	(0.7)	—	(2.7)	—	(81.2)

Coalition revenues – 2012	$1,852.3	$718.8	$284.5	$154.2	$104.2	$34.4	$3,148.4

	Nine Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total

Coalition revenues – 2011	$2,943.0	$2,020.2	$768.4	$384.0	$356.2	$77.2	$6,549.0
Organic growth	386.9	74.3	46.8	10.6	21.6	11.6	551.8
Acquisition in prior year	930.9	—	—	—	—	—	930.9
Disposition in current year	—	—	—	—	(32.4)	—	(32.4)
Impact of foreign currency translation	(104.6)	(40.0)	(1.7)	—	(6.4)	—	(152.7)

Coalition revenues – 2012	$4,156.2	$2,054.5	$813.5	$394.6	$339.0	$88.8	$7,846.6

The following tables summarize the changes in coalition profit for the third quarter and first nine months of 2012 from the comparable periods in 2011:

	Third Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total

Coalition profit – 2011	$320.9	$109.7	$39.7	$18.3	$8.1	$0.0	$496.7
Organic growth	67.2	24.3	(2.0)	0.2	5.9	1.4	97.0
Acquisition in prior year	44.1	—	—	—	—	—	44.1
Disposition in current year	—	—	—	—	(0.2)	—	(0.2)
Impact of foreign currency translation	(19.2)	(2.6)	(0.2)	—	(0.4)	—	(22.4)

Coalition profit – 2012	$413.0	$131.4	$37.5	$18.5	$13.4	$1.4	$615.2

	Nine Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total

Coalition profit – 2011	$554.3	$327.2	$116.9	$37.4	$28.4	$(2.0)	$1,062.2
Organic growth	137.2	11.9	(5.8)	3.3	15.1	2.1	163.8
Acquisition in prior year	35.1	—	—	—	—	—	35.1
Disposition in current year	—	—	—	—	(2.1)	—	(2.1)
Impact of foreign currency translation	(29.4)	(3.5)	(0.4)	—	(1.1)	—	(34.4)

Coalition profit – 2012	$697.2	$335.6	$110.7	$40.7	$40.3	$0.1	$1,224.6

The following section discusses the change in revenues and profitability by Coalition:

Outdoor & Action Sports:

Dollars in millions	Third Quarter			Nine Months
	2012	2011	Percent change	2012	2011	Percent change

Coalition revenues	$1,852.3	$1,436.8	28.9%	$4,156.2	$2,943.0	41.2%
Coalition profit	413.0	320.9	28.7%	697.2	554.3	25.8%
Operating margin	22.3%	22.3%		16.8%	18.8%

Global Outdoor & Action Sports revenues increased 29% in the third quarter of 2012. Of this increase, 23% is related to the addition of Timberland and 6% is related to organic growth (which is net of a 5% negative impact from foreign currency rate fluctuations). Foreign currency rate fluctuations negatively impacted revenue comparisons by $59.1 million in the third quarter of 2012. The two largest brands in the Outdoor & Action Sports Coalition, The North Face® and Vans®, achieved global revenue growth of 5% and 21%, respectively, for the third quarter of 2012. Outdoor & Action Sports revenues in the U.S. increased 26% in the third quarter of 2012 with 16 percentage points of the increase coming from the Timberland acquisition. International revenues for the Coalition rose 32% with 30 percentage points of the increase due to the inclusion of Timberland. In the third quarter of 2012, European revenues increased 24%, composed of a 6% decline in organic revenues (net of a 12% negative impact from foreign currency rate fluctuations) and a 30% increase related to the addition of Timberland. Coalition revenues in Asia increased 94% in the third quarter of 2012 with 49 percentage points of the growth due to the inclusion of Timberland. Direct-to-consumer revenues rose 45% in the third quarter of 2012 with 32 percentage points of the growth due to the Timberland acquisition. The direct-to-consumer businesses of The North Face® and Vans® brands increased 10% and 18%, respectively, in the third quarter of 2012. New store openings, comp store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth.

Global Outdoor & Action Sports revenues increased 41% in the first nine months of 2012. Of this increase, 10% related to organic growth (which is net of a 4% negative impact from foreign currency rate fluctuations) and 31% related to the addition of Timberland. Foreign currency rate fluctuations negatively impacted revenues by $104.6 million in the first nine months of 2012 compared with the prior year period. Outdoor & Action Sports revenues in the U.S. increased 32% in the first nine months of 2012 with 22 percentage points of the increase coming from the Timberland acquisition. International revenues rose 51% in the nine month period with 41 percentage points of the increase due to the inclusion of Timberland. European revenues increased 45% in the first nine months of 2012, composed of 6% organic growth (net of a 10% negative impact from foreign currency rate fluctuations) and 39% related to the addition of Timberland. Coalition revenues in Asia increased 106% in the first nine months of 2012 with 73 percentage points of the growth due to the inclusion of Timberland. Direct-to-consumer revenues rose 60% in the first nine months of 2012 with 46 percentage points of the growth from the Timberland acquisition. The direct-to-consumer businesses of The North Face® and Vans® brands increased 14% and 18%, respectively, in the first nine months of 2012. New store openings, comp store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth.

Operating margins were consistent in the third quarter of 2012 compared to 2011. The decrease in operating margin in the first nine months of 2012 compared with 2011 was due to the inclusion of Timberland whose operating margin is below the Coalition average. Excluding Timberland from both the 2012 and 2011 periods, operating margins for the Outdoor & Action Sports Coalition increased to 25.7% from 23.5% in the third quarter and to 20.9% from 19.2% in the first nine months of 2012. The improvement in both periods was primarily driven by operating margin increases from The North Face® and the Vans® brands.

Jeanswear:

Dollars in millions	Third Quarter			Nine Months
	2012	2011	Percent change	2012	2011	Percent change

Coalition revenues	$718.8	$727.6	(1.2)%	$2,054.5	$2,020.2	1.7%
Coalition profit	131.4	109.7	19.8%	335.6	327.2	2.6%
Operating margin	18.3%	15.1%		16.3%	16.2%

Global Jeanswear revenues decreased 1% in the third quarter of 2012 compared with 2011 due to difficult economic conditions in Europe and challenges in the mid-tier channel in the U.S. In addition, foreign currency rate fluctuations negatively impacted revenues by $18.7 million (3%) in the third quarter of 2012. These revenue declines were partially offset by strong sales in Mexico and Latin America as well as sales of our newest Jeanswear brand, Rock & Republic®. Global Jeanswear revenues increased 2% in the first nine months of 2012 over the prior year period led by revenue growth in the Americas businesses due primarily to sales of the Rock & Republic® brand and the Western Specialty business, along with strong growth in Asia. Partially offsetting the revenue increase in the first nine months was a $40.0 million (2%) negative impact from foreign currency rate fluctuations.

The operating margin improved in the third quarter and first nine months of 2012, primarily driven by lower product costs and a significant improvement in European Jeanswear profitability.

Imagewear:

Dollars in millions	Third Quarter			Nine Months
	2012	2011	Percent change	2012	2011	Percent change

Coalition revenues	$284.5	$277.6	2.5%	$813.5	$768.4	5.9%
Coalition profit	37.5	39.7	(5.5)%	110.7	116.9	(5.3)%
Operating margin	13.2%	14.3%		13.6%	15.2%

The Imagewear Coalition consists of VF’s Image business (occupational apparel and uniforms) and Licensed Sports business (licensed high profile sports and lifestyle apparel). The increase in Coalition revenues for the third quarter of 2012 was driven by the Licensed Sports business and was due primarily to (i) continued momentum in the NFL business and (ii) an increase in the collegiate business. For the first nine months of 2012, the increase in Coalition revenues was due to the growth in the Licensed Sports business as well as higher revenues in the Image industrial and protective apparel businesses.

The decline in operating margin comparisons for the Imagewear Coalition in both 2012 periods was due to higher product costs that continued to negatively impact the business.

Sportswear:

Dollars in millions	Third Quarter			Nine Months
	2012	2011	Percent change	2012	2011	Percent change

Coalition revenues	$154.2	$151.8	1.6%	$394.6	$384.0	2.8%
Coalition profit	18.5	18.3	1.1%	40.7	37.4	8.8%
Operating margin	12.0%	12.1%		10.3%	9.7%

The Sportswear Coalition consists of the Nautica® and Kipling® brands in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports Coalition). Sportswear revenues increased by 2% in the third quarter and 3% for the first nine months of 2012 compared to the prior year periods. These increases were primarily driven by double-digit growth in direct-to-consumer revenues within the Kipling® and Nautica® brands.

Operating margin comparisons were essentially flat for the third quarter of 2012. The operating margins improved for the first nine months of 2012 compared to 2011 due to a greater percentage of revenues from the higher margin direct-to-consumer businesses for the Kipling® and Nautica® brands and a declining percentage of sales of lower margin distressed products.

Contemporary Brands:

Dollars in millions	Third Quarter			Nine Months
	2012	2011	Percent change	2012	2011	Percent change

Coalition revenues	$104.2	$126.2	(17.4)%	$339.0	$356.2	(4.8)%
Coalition profit	13.4	8.1	65.4%	40.3	28.4	41.9%
Operating margin	12.9%	6.4%		11.9%	8.0%

Revenues for this Coalition were down 17% and 5% in the third quarter and first nine months of 2012, respectively, compared to the 2011 periods. The declines in revenues were due to (i) the sale of John Varvatos on April 30, 2012, (ii) a reduction in sales of excess inventories for the 7 For All Mankind® brand, and (iii) a 2% negative impact from foreign currency rate fluctuations in both 2012 periods. These declines were partially offset by revenue growth in the Splendid® and Ella Moss® brands, on a combined basis, of 19% and 21% in the third quarter and first nine months of 2012, respectively. In addition, revenues from the direct-to-consumer businesses of the 7 For All Mankind®, Splendid® and Ella Moss® brands each expanded in the third quarter and first nine months of 2012.

The Coalition’s operating margins increased in the third quarter and first nine months of 2012, compared with the 2011 periods, primarily due to a reduction in revenues from the sale of excess inventories for the 7 For All Mankind® brand and a greater percentage of revenues from the higher margin direct-to-consumer businesses.

Other:

Dollars in millions	Third Quarter			Nine Months
	2012	2011	Percent change	2012	2011	Percent change

Revenues	$34.4	$30.1	14.3%	$88.8	$77.2	15.0%
Operating profit (loss)	1.4	0.0		0.1	(2.0)	105.0%
Operating margin	4.1%	0.0%		0.1%	(2.6)%

VF Outlet® stores in the United States sell VF and other branded products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this Other category.

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

Dollars in millions	Third Quarter			Nine Months
	2012	2011	Percent change	2012	2011	Percent change

Corporate and other expenses	$(76.8)	$(73.0)	5.2%	$(164.8)	$(179.9)	(8.4)%
Interest, net	(23.2)	(19.3)	20.2%	(67.9)	(48.7)	39.4%

Corporate and other expenses include any corporate headquarters’ costs and other income or expenses that have not been allocated to the coalitions for internal management reporting. Other expenses include (i) domestic defined benefit pension plan costs other than service cost, (ii) costs of management information systems and the centralized finance, supply chain, human resources and customer management and other functions that support worldwide operations, (iii) costs of maintaining and enforcing VF trademarks, and (iv) miscellaneous consolidating adjustments.

The increase in corporate and other expenses in the third quarter of 2012 is primarily due to higher domestic defined benefit pension plan costs. The decrease in corporate and other expenses in the first nine months of 2012 from the prior year period resulted from a $42.0 million gain on the sale of John Varvatos in the second quarter of 2012, net of higher domestic defined benefit pension plan costs of $25.1 million and higher levels of corporate spending and information systems costs to support VF’s business growth.

Analysis of Financial Condition

Balance Sheets

The table below presents certain September 2012 balance sheet accounts compared to the December 2011 and September 2011 balances.

In millions	September 2012	December 2011	September 2011

Accounts receivable	$1,612.6	$1,120.2	$1,547.7
Inventories	1,758.7	1,453.6	1,777.9
Other current assets	322.9	272.8	279.4
Property, plant and equipment	775.5	737.5	704.9
Intangible assets and goodwill	4,926.1	4,981.9	5,055.9
Short-term borrowings	741.0	281.7	1,145.8
Current portion of long-term debt	402.8	2.7	2.7
Accounts payable	535.4	637.1	666.8
Accrued liabilities	756.6	744.5	849.2
Long-term debt	1,429.8	1,831.8	1,832.4
Other liabilities	1,339.3	1,290.1	1,162.2

The following discussion refers to significant changes in balances at September 2012 compared with December 2011:

Accounts receivable at September 2012 increased over the December 2011 balance due primarily to the seasonality of the business along with an overall growth in wholesale revenues.

Inventories at September 2012 increased over the December 2011 balance due to the seasonality of the business partially offset by the impact of management’s focus on inventory reduction, including the reduction of Timberland’s inventory levels.

Other current assets were higher at September 2012 compared to December 2011 primarily due to higher deferred income tax balances and increased prepaid expenses from the overall growth of VF’s businesses.

Property, plant and equipment was higher at September 2012 than at December 2011, resulting from capital spending in excess of depreciation expense during those periods. Capital spending increased due to an exceptional number of projects, including (i) a new European headquarters, (ii) a new U.S. headquarters for the Outdoor & Action Sports businesses, (iii) new distribution facilities, and (iv) a higher number of retail store openings than in prior periods.

The increase in short-term borrowings at September 2012 over the December 2011 balance resulted from commercial paper borrowings to support seasonal working capital needs and share repurchases during 2012. VF expects to pay off all commercial paper by the end of 2012.

The change in accounts payable between September 2012 and December 2011 was driven by the timing of inventory purchases.

Other liabilities at September 2012 were higher than December 2011 due to an increase in (i) the underfunded status of the defined benefit pension plans, (ii) long-term deferred compensation liabilities, and (iii) deferred income tax balances.

The following discussion refers to significant changes in balances at September 2012 compared with September 2011:

Accounts receivable at September 2012 increased over the September 2011 balance due to an overall growth in wholesale revenues, partially offset by an increase in balances sold under the accounts receivable sale agreement at September 2012.

Inventories at September 2012 decreased from the September 2011 balance due to the impact of management’s focus on inventory reduction, including the reduction of Timberland’s inventory levels since its acquisition in September 2011.

Other current assets were higher at September 2012 compared with September 2011 primarily due to higher deferred income tax balances and increased prepaid expenses from the overall growth of VF’s businesses.

Property, plant and equipment was higher at September 2012 than at September 2011, resulting from capital spending in excess of depreciation expense during those periods. Capital spending increased due to an exceptional number of projects, including (i) a new European headquarters, (ii) a new U.S. headquarters for the Outdoor & Action Sports businesses, (iii) new distribution facilities, and (iv) a higher number of retail store openings than in prior periods.

Total intangible assets and goodwill at September 2012 were lower than September 2011 due to amortization expense and fluctuations in foreign currency rates. Additionally, goodwill decreased by $20.0 million as a result of adjustments related to Timberland’s final purchase price allocation.

The decrease in short-term borrowings at September 2012 from the September 2011 balance resulted from repayments of commercial paper, partially offset by additional borrowings to support seasonal working capital needs and share repurchases during 2012.

The change in accounts payable between September 2012 and September 2011 was driven by the timing of inventory purchases.

The decrease in accrued liabilities between September 2011 and September 2012 was due primarily to lower accrued income taxes.

Total long-term debt at September 2012 decreased compared to September 2011 because the scheduled repayment of the two year notes issued to finance the Timberland acquisition was reclassified to the current portion of long-term debt in the third quarter of 2012.

Other liabilities at September 2012 were higher than September 2011 due to an increase in (i) the underfunded status of the defined benefit pension plans, (ii) long-term deferred compensation liabilities, and (iii) accrued income tax balances. These amounts were partially offset by lower deferred income tax balances.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	September	December	September
Dollars in millions	2012	2011	2011

Working capital	$1,563.0	$1,521.9	$1,277.8

Current ratio	1.6 to 1	1.9 to 1	1.5 to 1

Debt to total capital ratio	34.3%	31.9%	40.1%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total net capital, (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents), was 31.5% at September 2012.

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

For the nine months ended September 2012, cash provided by operating activities was $102.6 million, compared with $28.8 million of cash used by operating activities in the comparable 2011 period. Net income and the non-cash adjustments to reconcile net income to cash provided by operating activities both increased in the first nine months of 2012 compared to the first nine months of 2011, offsetting the negative impact of changes in working capital components in the first nine months of 2012. See discussion of these working capital changes in the “Balance Sheets” section above.

VF has an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. This agreement allows VF to have up to $237.5 million of accounts receivable held by the financial institution at any point in time. At the end of September 2012, Accounts receivable in the Consolidated Balance Sheet had been reduced by $154.7 million related to balances sold under this program, an increase of $39.3 million from the amounts sold as of the end of 2011. At the end of September 2011, Accounts receivable in the Consolidated Balance Sheet had been reduced by $133.9 million related to balances sold under this program, an increase of $21.6 million from the amounts sold as of the end of 2010.

Investing activities in the first nine months of 2012 included capital expenditures, software spending and proceeds from the sale of John Varvatos. Capital spending to support continued growth could reach $325 million for the full year 2012 due to an exceptional number of projects, including (i) a new European headquarters, (ii) a new U.S. headquarters for the Outdoor & Action Sports businesses, (iii) new distribution facilities, and (iv) new retail stores. This spending will be funded by operating cash flows.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances, credit facilities and strong credit ratings. VF has a credit facility that provides a $1.25 billion senior unsecured revolving line of credit through December 2016 (the “Global Credit Facility”). The Global Credit Facility supports VF’s issuance of up to $1.25 billion of commercial paper to fund short-term seasonal working capital requirements and provides a sub-facility for standby letters of credit. Commercial paper borrowings and standby letters of credit issued as of September 2012 were $723.0 million and $21.8 million, respectively, leaving $505.2 million available for borrowing against this facility at September 2012.

VF’s favorable credit agency ratings allow for access to capital at competitive rates. At the end of September 2012, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. Both Moody’s and Standard & Poor’s currently have a ‘negative outlook’ on VF’s ratings given the higher debt levels resulting from VF’s acquisition of Timberland. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2013, 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

During the first nine months of 2012, VF repurchased 2,012,370 of its shares at a cost of $296.8 million (average price of $147.49 per share). VF repurchased 70,849 shares at a cost of $6.9 million (average price of $97.97 per share) in the first nine months of 2011.

The total remaining authorization for share repurchase approved by the VF Board of Directors is 4.5 million shares as of the end of September 2012. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s common stock price and levels of stock option exercises.

Management’s Discussion and Analysis in the 2011 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2011 that would require the use of funds. Since the filing of the 2011 Form 10-K, there have been no material changes in the disclosed amounts, except as noted below:

•

Inventory purchase obligations representing binding commitments to purchase finished goods, raw materials and sewing labor in the ordinary course of business increased by approximately $500 million at the end of September 2012 due to the seasonality of VF’s businesses.

•	Minimum royalty and other commitments decreased by approximately $50 million at the end of September 2012 due to payments made under the agreements.

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

In July 2012, the FASB issued an update to their accounting guidance regarding indefinite-lived intangible asset impairment testing and whether it is necessary to perform the quantitative impairment test currently required. While the guidance is effective for annual periods beginning after September 15, 2012, VF will elect an early adoption for the 2012 indefinite-lived intangible asset impairment testing. It is not expected to have an impact on the consolidated financial statements.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

Third Quarter 2012	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program (1)

July 1 – July 28, 2012	2,700	$134.79	2,700	4,480,226
July 29 – August 25, 2012	—	—	—	4,480,226
August 26 – September 29, 2012	—	—	—	4,480,226

Total	2,700		2,700

(1)	During the quarter, 2,700 shares of Common Stock were purchased in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases — considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: November 7, 2012	By:	/s/ Bradley W. Batten
Bradley W. Batten
Vice President — Controller (Chief Accounting Officer)