Form 10-K
period 2012-12-29
V F CORP
filed 2013-02-27
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    YES  ☐        NO  ☒

The aggregate market value of Common Stock held by non-affiliates (i.e., persons other than officers, directors and 5% stockholders) of V.F. Corporation on June 30, 2012, the last day of the registrant’s second fiscal quarter, was approximately $11,651,000, based on the closing price of the shares on the New York Stock Exchange.

As of January 26, 2013, there were 110,232,930 shares of Common Stock of the registrant outstanding.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2013 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This document (excluding exhibits) contains 108 pages.

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

For over 100 years, VF has offered consumers high quality, high value branded products. VF’s strategy is to continue transforming our mix of business to include more lifestyle brands. Lifestyle brands connect closely with consumers because they are aspirational and inspirational; they reflect consumers’ specific activities and interests. Lifestyle brands generally extend across multiple product categories and have higher than average gross margins. Accordingly, this transformation has included the acquisitions of many lifestyle brands, including Timberland®, Vans®, Reef®, Kipling®, Napapijri®, 7 For All Mankind®, lucy®, Splendid® and Ella Moss®. At the same time, we have continued to invest in all of our businesses through geographic expansion, retail store openings, product line extensions, product innovation, consumer research and advertising.

VF is highly diversified — across brands, product offerings, channels of distribution and geographies. VF owns a broad portfolio of brands in the jeanswear, outerwear, footwear, packs, luggage, sportswear, occupational and performance apparel categories. These products are marketed to consumers shopping in specialty stores, upscale and traditional department stores, national chains and mass merchants. Our direct-to-consumer operations generate a growing portion of our revenues, currently 21%, from sales to consumers through VF-operated stores and e-commerce sites. VF derives 37% of its revenues from outside the United States, primarily in Europe, Asia, Canada, Mexico and Latin America. VF branded products are also sold in many countries through licensees, distributors and independently-operated partnership stores. To provide diversified products across multiple channels of distribution in different geographic areas, we balance efficient and flexible owned manufacturing with sourcing of finished goods from independent contractors. We utilize state-of-the-art technologies for inventory replenishment that enable us to effectively and efficiently get the right assortment of products which match consumer demand to our customers’ shelves.

VF’s businesses are organized primarily into product categories, and by brands within those categories, for both management and internal financial reporting purposes. These groupings of businesses are called “coalitions” and consist of the following: Outdoor & Action Sports, Jeanswear, Imagewear, Sportswear and Contemporary Brands. These coalitions are our reportable segments for financial reporting purposes. Coalition management has responsibility to build and operate their brands, with certain financial, administrative and systems support and disciplines provided by central functions within VF.

We consider the Outdoor & Action Sports, Sportswear and Contemporary Brands Coalitions to be our lifestyle coalitions, which have the potential to achieve higher long-term revenue, profit growth and profit margins than our other businesses. The Jeanswear and Imagewear Coalitions are our heritage businesses which have historically strong levels of profitability and cash flows but lower revenue growth rates.

The following table summarizes VF’s primary owned and licensed brands by coalition:

Coalition	Primary Brands	Primary Products
Outdoor & Action Sports	The North Face®	High performance apparel, footwear, outdoor gear
	Timberland®	Outdoor adventure-oriented footwear and apparel
	Vans®	Skateboard-inspired footwear, apparel
	Kipling®	Handbags, luggage, backpacks, accessories (outside North America)
	Napapijri®	Premium outdoor apparel
	Reef®	Surf-inspired footwear, apparel
	Eastpak®	Backpacks, apparel
	JanSport®	Backpacks, luggage, apparel
	SmartWool®	Merino wool socks, apparel and accessories
	lucy®	Women’s activewear
	Eagle Creek®	Luggage, packs, travel accessories
Jeanswear	Wrangler®	Denim and casual bottoms, tops
	Lee®	Denim and casual bottoms, tops
	Lee Casuals®	Denim and casual bottoms, tops
	Riders®	Denim and casual bottoms, tops
	Rustler®	Denim and casual bottoms, tops
	Timber Creek by Wrangler®	Denim and casual bottoms, tops
	Rock & Republic®	Fashion denim and sportswear
Imagewear	Red Kap®	Occupational apparel
	Bulwark®	Protective occupational apparel
	Horace Small®	Occupational apparel
	Majestic®	Athletic apparel
	MLB® (licensed)	Licensed athletic apparel
	NFL® (licensed)	Licensed athletic apparel
	Harley-Davidson® (licensed)	Licensed apparel
Sportswear	Nautica®	Fashion sportswear, denim bottoms, sleepwear, accessories, underwear
	Kipling®	Handbags, luggage, backpacks, accessories (within North America)
Contemporary Brands	7 For All Mankind®	Premium denim and casual bottoms, sportswear, accessories
	Splendid®	Premium women’s sportswear
	Ella Moss®	Premium women’s sportswear

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

The North Face® is the largest brand in our Outdoor & Action Sports Coalition, and is sold around the world. (In Japan and South Korea, The North Face® trademarks are owned by a third party.) The North Face® apparel lines consist of performance wear, outerwear, snow sports gear, sportswear and footwear for men, women and children. Its equipment line consists of tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme applications, such as high altitude mountaineering and ice and rock climbing, although many consumers purchase these products because they represent a lifestyle to which they aspire. The North Face® products are marketed through specialty outdoor and premium sporting goods stores in the United States, Canada, Europe and Asia and select department stores in the United States. In addition, products are sold through over 100 VF-operated stores in the United States, Europe and Asia and online at www.thenorthface.com. The brand is also sold outside the United States through agents, distributors, and over 390 The North Face® partnership stores operated by independent third parties.

The Timberland® brand offers outdoor adventure and leisure products that combine performance benefits and versatile styling, including premium quality footwear, apparel and accessories for men, women and children. Timberland® brand footwear offerings include boots, hiking boots and shoes, casual shoes, boat shoes, sandals, and custom shoes. The Timberland Boot Company® is a premium footwear series that pays homage to the turn-of-the century art of shoemaking in New England. The Timberland PRO® series is developed to address the distinct footwear needs of skilled tradespeople and working professionals. The Earthkeepers® collection utilizes renewable, organic, and recycled materials to reduce environmental impact. We sell Timberland® products to retailers on a wholesale basis, as well as through independent distributors and licensees. In addition, we sell these products through 200 VF-operated stores, over 430 independently-operated partnership stores, and online at www.timberland.com.

Vans® brand performance and casual footwear and apparel is designed for skateboard, bicycle motocross (“BMX”), surf and snow sports participants and enthusiasts. Products are sold on a wholesale basis through national chain stores, through skate and surf shops, and specialty stores in the United States. Products are sold through over 350 VF-operated Vans® stores located in North America, Europe and Asia, through over 150 partnership stores operated by independent third parties primarily in Asia and online at www.vans.com. The retail stores carry a wide variety of Vans® footwear, along with a growing assortment of apparel and accessory items. VF is the 70% owner of the Vans Warped Tour® music festival, which presents over 45 rock bands performing in nearly 40 cities across North America each summer.

Kipling® handbags, luggage, backpacks, totes and accessories are stylish, colorful and fun products that are both practical and durable. The brand is named after the author of The Jungle Book, Rudyard Kipling. That heritage also provides the connection to the Kipling® monkey mascot key ring attached to every bag. Products are sold through specialty and department stores in Europe, Asia and South America, as well as through 35 VF-operated stores, over 125 independently-operated partnership stores and at www.kipling.com. The Kipling® business in North America is managed as part of the Sportswear Coalition.

Derived from the Finnish word for Arctic Circle, the Napapijri® brand offers premium-priced performance skiwear and outdoor-inspired casual outerwear, sportswear and accessories for men, women and children. Products are sold on a wholesale basis primarily to specialty shops in Europe and Asia. Products are also sold in Europe and Asia through both VF-operated and independently-operated partnership stores.

The Reef® brand of surf-inspired products includes sandals, shoes, swimwear and other casual apparel and accessories for men, women and children. Products are sold to surf shops, sporting goods and specialty chains, department stores, and distributors in North America, South America, Europe, Asia, the Middle East, and Africa. Products are also sold at www.reef.com. The Reef Redemption® product series incorporates renewable, recycled and/or organic materials, wherever reasonably possible, to produce unique Reef ® product without sacrificing fit, quality, comfort or style.

JanSport® backpacks, duffel bags, luggage and accessories are sold through department, office supply and national chain stores, as well as sports specialty stores and college bookstores in the United States. JanSport®

backpacks have a leading market share in the United States. A technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. JanSport® fleece and T-shirts imprinted with college logos are sold through college bookstores and sporting goods stores in the United States. In Europe, Eastpak® backpacks, travel bags, luggage, and a line of Eastpak® clothing are sold primarily through department and specialty stores. Eastpak® is one of the leading backpack brands in Europe. The JanSport® and Eastpak® brands are also marketed throughout Asia by licensees and distributors. Eagle Creek® adventure travel gear products include luggage, backpacks and accessories sold through specialty luggage, outdoor, and department stores primarily in North America and Europe, and online at www.eaglecreek.com.

The SmartWool® brand offers active outdoor consumers a premium, technical layering system of merino wool socks, apparel and accessories that are designed to work together in fit, form and function. SmartWool® brand products are sold through premium outdoor and specialty retailers primarily in the United States and Europe, and online at www.smartwool.com.

The lucy® brand is an authentic women’s activewear brand designed for style, performance and fit that can be worn by today’s active woman from workout to weekend. lucy® apparel is sold in the United States through over 55 VF-operated lucy® stores, on a wholesale basis to U.S. specialty retailers and regional department stores, and online at www.lucy.com.

We expect continued long-term growth in our Outdoor & Action Sports Coalition as we focus on product innovation, extend our brands into new product categories, open additional stores, expand geographically, and acquire additional lifestyle brands.

Jeanswear Coalition

Our Jeanswear Coalition markets jeanswear and related casual products in the United States and in many international markets. The largest of these brands, the Lee® and Wrangler® brands, have long-standing traditions as authentic American jeans brands as they were established in 1889 and 1947, respectively, and have strong market positions. Lee® and Wrangler® products are sold in nearly every developed country through a combination of wholesale accounts, VF-operated stores, independently-operated partnership stores and online through our brands’ websites. Products also include shorts, casual pants, knit and woven tops and outerwear, which are designed to complement the jeanswear products and extend our brands. We also market jeanswear and related casual products under the Lee Casuals® and Timber Creek by Wrangler® brands.

In domestic markets, Lee® branded products are sold primarily through mid-tier department stores and specialty stores. Wrangler® westernwear is marketed primarily through western specialty stores. The Wrangler®, Rustler® and Riders® by Lee® brands are marketed to mass merchant and regional discount stores. Additionally, we own the trademark and intellectual property of Rock & Republic®, and we have an exclusive wholesale distribution and licensing arrangement with Kohl’s Corporation that covers all Rock & Republic® apparel, accessories, and other merchandise in the United States.

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

VF’s largest international jeanswear businesses are located in Europe and Asia. Lee® and Wrangler® jeanswear products are sold through department stores and specialty stores. We also market Lee® and Wrangler® products to mass market, department and specialty stores in Canada and Mexico, as well as to department stores and specialty stores in Asia and South America. In key international markets, we are expanding our reach through VF-operated stores, which are an important vehicle for presenting our brands’ image and marketing message directly to consumers. We are continuing to expand our jeanswear brands in emerging markets, and our Lee® brand, in particular, has experienced significant growth in China. In foreign markets where VF does not have owned operations, Lee® and Wrangler® products are marketed through distributors, agents, licensees, and over 700 independently operated single brand or multibrand partnership stores.

In the United States, we believe our Jeanswear Coalition is growing its jeans market share in the mass market, western specialty, and national chain channels of distribution through superior consumer insight and marketing strategies and continuous product innovation. Internationally, growth will be driven by expansion of our existing businesses in Asia.

Imagewear Coalition

Our Imagewear Coalition consists of the Image business (occupational apparel and uniforms) and Licensed Sports business (owned and licensed high profile athletic apparel). The Image and Licensed Sports businesses represent approximately 55% and 45%, respectively, of total coalition revenues.

The Image business provides uniforms and career occupational apparel for workers in North America and internationally, under the Red Kap® brand (a premium workwear brand with 90 years of history), the Bulwark® brand (flame resistant and protective apparel primarily for the petrochemical, utility and mining industries), and the Horace Small® brand (apparel for law enforcement and public safety personnel with over 60 years of history). Products include a wide range of functionally designed shirts, pants, coveralls and outerwear. Image revenues are significantly correlated with the overall level of manufacturing and service industry employment in the United States. Approximately 70% of Image revenues are from industrial laundries, resellers and distributors that in turn supply customized workwear to employers for production, service and white-collar personnel. Since industrial laundries and distributors maintain minimal inventories of work clothes, VF’s ability to offer rapid delivery of products in a broad range of sizes is an important advantage in this market. Our commitment to customer service, supported by an automated central distribution center with several satellite locations, enables customer orders to be filled within 24 to 48 hours of receipt and has helped the Red Kap® and Bulwark® brands obtain a significant share of uniform apparel sold to industrial laundries, resellers and distributors.

The Image business also develops and manages uniform programs through custom-designed websites for major business customers (e.g., FedEx Corporation, AT&T, Air Canada, American Airlines) and governmental organizations (e.g., U.S. Customs and Border Protection, Fire Department of New York City, Transportation Security Administration, National Park Service). These websites provide the employees of our customers with the convenience of shopping for their work and career apparel via the Internet.

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

Under license from Major League Baseball, the Majestic® brand is the official on-field uniform of all 30 major league teams. Majestic® brand adult and youth-size authentic, replica jerseys and fanwear are sold through sporting goods and athletic specialty stores, department stores and major league stadiums. Adult and youth sports apparel marketed under other licensed labels are distributed through department, mass market, sporting goods and athletic specialty stores. Our quick response capabilities allow us to deliver products to retailers within hours following major sporting events such as the Super Bowl, the World Series, and conference or division playoff championships.

The opportunities to grow Imagewear Coalition revenues include (i) extension of product and service capabilities to new industrial and service apparel distribution channels, markets, and geographies, (ii) expansion of Image’s traditional business-to-business workwear brands into consumer channels, (iii) growth of the Majestic® brand for Major League Baseball as well as our licensed National Football League business, (iv) market share gains in key licensed categories such as women’s sports apparel, (v) expansion of our college and university fanwear program, and (vi) extension of VF’s floor space management expertise, through quick response replenishment capabilities and domestic manufacturing, placing the right product assortments on the retail floor in each geographic market.

Sportswear Coalition

Nautica® is the primary lifestyle brand in the Sportswear Coalition. Nautica® brand men’s sportswear is marketed through department stores, specialty stores, VF-operated outlet stores and at www.nautica.com. We believe the Nautica® brand is one of the leading men’s sportswear collection brands in department stores in the United States. Other Nautica® product lines include men’s outerwear, underwear and swimwear and men’s and women’s sleepwear. Nautica® women’s sportswear is sold in the United States at most Nautica® outlet stores and at www.nautica.com.

We operate over 85 Nautica® outlet stores in premium and better outlet centers across the United States. These stores carry Nautica® merchandise for men, women and children. Most products sold in the outlet stores are different from the Nautica® styles sold on a wholesale basis to department and specialty store customers, although the design inspiration and color palette are consistent across both lines. These outlet stores also carry Nautica® merchandise from licensees to complete their product assortment. Products from both the wholesale and retail lines as well as licensed merchandise can be purchased online at www.nautica.com.

The Nautica® brand is licensed to independent parties in the United States for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, women’s swimwear and outerwear, children’s clothing) and for non-apparel categories (e.g., accessories, fragrances, watches, eyewear, footwear, luggage, bed and bath products, furniture). Nautica® products are licensed for sale in over 45 countries outside the United States. Our licensees’ annual wholesale sales of Nautica® licensed products are approximately $490 million. In addition, independent licensees operate over 225 Nautica® brand stores across the world. About 85% of these are full price stores and 15% are outlet stores with the majority of these stores in Asia, North and South America and the Middle East.

The Sportswear Coalition also includes the Kipling® business in North America whose products include Kipling® brand handbags, luggage, backpacks, totes and accessories. Kipling® products are sold in the United States through department, specialty and luggage stores, VF-operated stores and at www.kipling.com and in Canada through specialty and department stores. In the United States, the Kipling® brand has seen significant growth in 2012, driven by increased distribution and new VF-operated stores.

We believe there is the potential to improve Nautica® brand revenue and profit performance through the growth of core Nautica sportswear products, increased average selling prices, improved product assortments and an enhanced customer experience at Nautica® outlet stores, growth in the brand’s online business, and expansion of the licensed business, both domestically and internationally. There is also the potential for expanding the Kipling® brand through our handbag and accessories relationship with Macy’s, Inc., the travel-related retail distribution channel, e-commerce, and additional VF-operated stores.

Contemporary Brands Coalition

Our Contemporary Brands Coalition is focused on premium upscale lifestyle brands, and includes the 7 For All Mankind®, Splendid® and Ella Moss® brands.

7 For All Mankind® is a Los Angeles-based brand of premium denim jeans and related products for women and men. While the core business remains focused on denim, the collection also includes sportswear products, such as knit and woven tops, sweaters, jackets and accessories. Products are noted for their fit and for innovation in design, fabric and finish. 7 For All Mankind® is a leading premium jeans brand in the United States, with the premium segment defined as jeans retailing for $100 or more. Retail price points for the brand’s core jeans range from $149 to $215 for basics, with higher price points for more fashion-forward products. With more than 60% of its sales in the United States, the brand is marketed through premium department stores, such as Bloomingdale’s, Nordstrom, Neiman Marcus, Saks, through specialty stores and through VF-operated stores. International sales are through department stores, specialty stores, VF-operated stores and over 60 independently-operated partnership stores, the majority of which are in Europe and Asia. The 7 For All Mankind® brand has over 65 VF-operated stores in the United States, Europe, and Canada. Products are also sold online at www.7forallmankind.com.

We believe the 7 For All Mankind® brand can grow its revenues through new stores, e-commerce, additional sportswear product offerings, licensing and increasing productivity in the wholesale channel. We are also focusing on international growth opportunities, primarily through VF-operated and partnership stores and further geographic expansion in Europe and Asia.

The Splendid® brand offers premium tops and casual apparel for women, men and children, and the Ella Moss® brand offers premium sportswear for women and girls. These brands, noted for their soft wearable fabrics and vibrant colors, are marketed to upscale department and specialty stores primarily in the United States. They are also sold through 17 VF-operated Splendid® stores and one Ella Moss® store, and at www.splendid.com and www.ellamoss.com.

Direct-To-Consumer Operations

Our direct-to-consumer business includes full-price stores, outlet stores, and e-commerce. Direct-to-consumer revenues accounted for 21% of VF’s consolidated total revenues in 2012, as compared to 19% in 2011.

Our full price stores allow us to showcase a brand’s full line of current season products, with fixtures and imagery that support the brand’s positioning. These stores provide high visibility for our brands and products and enable us to stay close to the needs and preferences of our consumers. The proper presentation of products in our stores, particularly in our showcase stores, also helps to increase sell-through of VF products at our wholesale customers. VF-operated full price stores generally provide gross margins and operating margins that are higher than VF averages and a return on investment well above VF averages. In addition, VF operates outlet stores in both premium outlet malls and more traditional value-based locations. These outlet stores serve an important role in our overall inventory management and profitability by allowing VF to sell a significant portion of excess, discontinued and out-of-season products at better prices than are otherwise available from outside parties, while maintaining the integrity of our brands.

Our growing global retail operations include 1,129 stores at the end of 2012. Of that total, there are 1,049 single brand stores (i.e., primarily one brand’s product offerings in each store) that sell The North Face®, Timberland®, Vans®, Nautica®, 7 For All Mankind®, lucy®, Splendid®, Ella Moss®, Lee®, Wrangler®, Napapijri®, Kipling®, and Eastpak® brand products. We also operate 80 VF Outlet® stores in the United States that sell a broad selection of excess quantities of VF-branded products, as well as women’s intimate apparel, childrenswear, other apparel and accessories. Approximately 70% of VF-operated stores offer products at full price, and the remainder are outlet locations. Approximately 60% of our stores are located in the United States and the remaining 40% are located in Europe, Latin America and Asia.

E-commerce is our fastest growing direct-to-consumer channel and represents approximately 11% of our direct-to-consumer business. We currently market The North Face®, Timberland®, SmartWool®, Vans®, Lee®, Wrangler®, 7 For All Mankind®, lucy®, Nautica®, Kipling®, Splendid ®, Ella Moss®, Eastpak®, Napapijri®, Eagle Creek®, and Reef® products online in the United States, plus The North Face®, Timberland®, Vans®, 7 For All Mankind®, Kipling®, Napapijri®, Eastpak®, and other brands internationally. We are continuing to expand our e-commerce initiatives by rolling out additional brand sites in Europe and Asia, and enhancing each brand’s site to deliver a superior consumer experience.

We expect our direct-to-consumer business to continue to grow at a faster pace than VF’s overall growth rate as we continue opening stores and expanding our e-commerce presence. We opened 141 stores during 2012 and we are planning to open approximately 160 additional locations in 2013, concentrated in the businesses where we see higher retail growth potential — Vans®, The North Face®, Timberland®, Splendid®, and international.

In addition to our direct-to-consumer operations, our licensees, distributors and other independent parties own and operate over 2,500 partnership stores. These are primarily monobrand stores selling VF-branded products, and have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and Asia, and are concentrated in The North Face®, Vans®, Timberland®, Kipling®, Nautica®, Napapijri®, Lee®, and Wrangler® brands.

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

Licensing arrangements relate to a broad range of VF brands. License agreements are for fixed terms of generally three to five years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed products sales. Royalty income was $113.8 million in 2012 (1% of total revenues), primarily from the Nautica®, Vans®, Timberland®, The North Face®, Lee®,, Rock & Republic®, and Wrangler® brands. In addition, licensees of our brands are generally required to spend from 1% to 5% of their net licensed product sales to advertise VF’s products. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees.

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

Manufacturing, Sourcing and Distribution

Product design, fit, fabric, finish and quality are important in all of our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.

VF’s centralized global supply chain organization is responsible for sourcing and delivering products to our customers. VF is highly skilled in managing the complexities associated with our global supply chain. On an annual basis, VF sources or produces approximately 450 million units spread across 36 brands. VF operates 29 manufacturing facilities and utilizes approximately 1,900 contractor manufacturing facilities in 60 countries. We operate 29 distribution centers and 1,129 retail stores. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, attached to our core enterprise resource management platforms.

In 2012, 28% of our units were manufactured in VF-operated facilities and 72% were obtained from independent contractors, primarily in Asia. Products manufactured in VF facilities generally have a lower cost and shorter lead times than contracted production. Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in Asia. But contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a well-balanced approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

VF operates manufacturing facilities in Mexico, Central and South America, the Caribbean, Europe and the Middle East. A significant percentage of denim bottoms and occupational apparel are manufactured in these plants, as well as a smaller percentage of footwear. For these owned production facilities, we purchase raw materials from numerous domestic and international suppliers to meet our production needs. Raw materials include products made from cotton, leather, rubber, wool, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps, eyelets and laces). In some instances, we contract the sewing of VF-owned raw materials into finished product with independent contractors. Manufacturing in the United States includes all Major League Baseball uniforms, along with screen printing and embroidery of jerseys, T-shirts and fleece products. Fixed price commitments for fabric and certain supplies are generally set on a quarterly basis for the next quarter’s purchases. No single supplier represents more than 5% of our total cost of sales.

Independent contractors generally own the raw materials and ship finished ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Hong Kong (with satellite offices across Asia) and Panama. These hubs are responsible for coordinating the manufacturing and procurement of product, supplier management, product quality assurance, and transportation and shipping functions in the Eastern and Western Hemispheres, respectively. Substantially all products in the Outdoor & Action Sports and Sportswear Coalitions, as well as a portion of products for our Jeanswear and Imagewear Coalitions, are obtained through these sourcing hubs. For most products in our Contemporary Brands Coalition, we contract the sewing and finishing of VF-owned raw materials through a network of independent contractors based in the United States.

Management continually monitors political risks and developments related to duties, tariffs and quotas. We limit VF’s sourcing exposure through, among other measures, (i) diversifying geographies with a mix of VF-operated and contracted production, (ii) shifting of production among countries and contractors, (iii) sourcing production to merchandise categories where product is readily available and (iv) sourcing from countries with tariff preference and free trade agreements. VF does not directly or indirectly source products from suppliers in countries identified by the State Department as state sponsors of terrorism and subject to U.S. economic sanctions and export controls.

All VF-operated production facilities throughout the world, as well as all independent contractor facilities that manufacture VF-branded products, must comply with VF’s Global Compliance Principles. These principles, established in 1997 and consistent with international labor standards, are a set of strict standards covering legal and ethical business practices, workers’ ages, work hours, health and safety conditions, environmental standards, and compliance with local laws and regulations. In addition, our owned factories must also undergo certification by the independent, nonprofit organization, Worldwide Responsible Accredited Production (“WRAP”), which promotes global ethics in manufacturing. VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF-branded goods at locations across the globe. Each of the approximately 1,900 independent contractor facilities, including those serving our independent licensees, must be pre-certified before producing any VF products. This precertification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal staff and externally contracted firms. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement, Factory Compliance Guidelines, Factory Audit Procedure and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.

VF did not experience difficulty in filling its raw material and contracting production needs during 2012 and does not anticipate any difficulty in 2013. We believe that we will be able to remain cost competitive in 2013 due to our scale and significance to our suppliers. Absent any material changes, VF believes it would be able to largely offset any increases in product costs through: (i) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution; (ii) increases in the prices of its products; and (iii) cost reduction opportunities. The loss of any one supplier or contractor would not have a significant adverse effect on our business.

Product is shipped from our independent suppliers and VF-operated manufacturing facilities to distribution centers in the United States and international locations. In some instances, product is shipped directly to our customers. Most distribution centers are operated by VF, and some support more than one brand. A portion of our distribution needs are met by contract distribution centers.

Seasonality

VF’s operating results vary from quarter-to-quarter throughout the year due to the differing sales patterns of our individual businesses. On a quarterly basis, consolidated total revenues for 2012 ranged from a low of 20% of full year revenues in the second quarter to a high of 29% in the third quarter, while consolidated operating income ranged from a low of 11% in the second quarter to a high of 37% in the third quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor & Action Sports Coalition, where 18% of the Coalition’s revenues occurred in the second quarter and 32% in the third quarter of 2012. With changes in our mix of business and growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends. We expect the portion of annual revenues and profits occurring in the second half of the year to continue to increase.

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

Advertising and Customer Support

During 2012, our advertising and promotion spending was $574.6 million, representing 5.3% of net sales. We advertise in consumer and trade publications, on radio and television, and through digital initiatives including social media, mobile platforms and the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending and to identify the types of spending that provide the greatest return on our marketing investments.

We provide advertising support to our wholesale customers in the form of point-of-sale fixtures and signage to enhance the presentation and brand image of our products. We also participate in shop-in-shops and concession arrangements, which are separate sales areas dedicated to a specific VF brand within our customers’ stores, to help differentiate and enhance the presentation of our products.

We participate in incentive programs with our retailer customers, including discounts, allowances and cooperative advertising funds. We also offer sales incentive programs directly to consumers in the form of rebate and coupon offers.

In addition to sponsorships and activities that directly benefit our products and brands, VF and its associates actively support our communities and various charities. For example, The North Face® brand has committed to programs that encourage and enable outdoor participation, such as Planet Explore® (www.planetexplore.com), the Never Stop Exploring® Award, and the Explore Your ParksTM program. The Timberland® brand has a heritage of volunteerism, including the Path of Service™ program that offers full-time employees up to 40 hours of paid time off a year to serve their local communities. The Timberland® brand also sponsors two annual global service events, Earth Day in the spring and Serv-a-palooza in the fall, when employees provide assistance to local communities through various volunteer efforts. The Nautica® brand supports Oceana, a not-for-profit organization focused on ocean conservation. In addition, 2012 marked the seventeenth year of support for Lee National Denim Day®, one of the country’s largest single-day fund-raisers for breast cancer that has raised over $88 million since its inception to fight breast cancer. VF also supports company-wide sustainability efforts, and recognizes the “VF 100” to honor the 100 VF associates worldwide having the highest number of volunteer service hours during the year.

Other Matters

Competitive Factors

Our business depends on our ability to stimulate consumer demand for VF’s brands and products. VF is well-positioned to compete in the apparel industry by developing high quality innovative products at competitive prices that meet consumer needs, providing high service levels, ensuring the right products are on the retail sales floor to meet consumer demand, investing significant amounts behind existing brands, and continuing to evaluate the potential for acquiring additional brands. We continually strive to improve in each of these areas. Many of VF’s brands have long histories and enjoy strong recognition within their respective consumer segments.

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

Customers

VF products are primarily sold on a wholesale basis to specialty stores, department stores, national chains and mass merchants. In addition, we sell products on a direct-to-consumer basis through VF-operated stores and e-commerce sites, which accounted for 21% of our total revenues in 2012. Our sales in international markets are growing and represented 37% of our total revenues in 2012, the majority of which were in Europe.

Sales to VF’s ten largest customers, all of which are retailers based in the United States, amounted to 21% of total revenues in 2012, 23% in 2011 and 26% in 2010. Sales to the five largest customers amounted to approximately 16% of total revenues in 2012, 18% in 2011, and 21% in 2010. Sales to VF’s largest customer,

Wal-Mart Stores, Inc., totaled 8% of total revenues in 2012, 9% in 2011 and 10% in 2010, the majority of which were in the Jeanswear coalition.

Employees

VF had approximately 57,000 employees at the end of 2012, of which approximately 25,000 were located in the United States. Approximately 630 employees in the United States are covered by collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

Backlog

The dollar amount of VF’s order backlog as of any date is not meaningful, may not be indicative of actual future shipments and, accordingly, is not material for an understanding of the business of VF taken as a whole.

Executive Officers of VF

The following are the executive officers of VF Corporation as of February 27, 2013. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

Eric C. Wiseman, 57, is Chairman of the Board, Chief Executive Officer and President of VF. He has held these roles since August 2008, January 2008 and March 2006, respectively. He has been a Director of VF since October 2006. He has held a progression of leadership roles with VF since 1995.

Robert K. Shearer, 61, has been Senior Vice President and Chief Financial Officer of VF since 2005. He served as Vice President – Finance and Chief Financial Officer from 1998 to 2005, Vice President – Controller from 1994 to 1998, Controller from 1989 to 1994, and Assistant Controller from 1986 to 1989.

Scott H. Baxter, 48, has been Group Vice President for the Jeanswear Americas & Imagewear Coalitions since 2011. He served as President of the Imagewear Coalition, composed of both the Image and Licensed Sports group businesses, from 2008 to 2011, and President of the Licensed Sports Group from 2007 to 2008.

Michael T. Gannaway, 61, has been Vice President – VF Direct/Customer Teams since 2008. He served as Vice President – Customer Management from 2004 to 2008.

Laura C. Meagher, 52, has been Vice President, General Counsel and Secretary since 2012. She served as Vice President – Deputy General Counsel from 2008 to 2012, and Assistant General Counsel from 2004 to 2008.

Steve E. Rendle, 53, has been Group Vice President for the Outdoor & Action Sports Americas Coalition since 2011. He served as President of VF’s Outdoor Americas businesses from 2009 to 2011, President of The North Face® brand from 2004 to 2009 and Vice President of Sales of The North Face® brand from 1999 to 2004.

Scott A. Roe, 48, has been Vice President – Controller and Chief Accounting Officer of VF since February 2013. He served as Vice President – Finance of VF from 2012 to 2013, as Vice President – Chief Financial Officer of VF International from 2006 to 2012, and as Vice President – Chief Financial Officer of VF’s former intimate apparel business from 2002 to 2006. He joined VF in 1996.

Karl Heinz Salzburger, 55, has been Vice President of VF and President – VF International since 2009. He became President of VF’s European, Middle East, Africa and Asian operations in September 2006. He served as President of VF’s international outdoor businesses from 2001. He joined VF with the acquisition of The North Face® brand in 2000.

Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2013 (“2013 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2012, which information is incorporated herein by reference.

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

The following corporate governance documents can be accessed on VF’s website: VF’s Corporate Governance Principles, Code of Business Conduct, and the charters of our Audit Committee, Compensation Committee, Finance Committee and Nominating and Governance Committee. Copies of these documents also may be obtained by any shareholder free of charge upon written request to the Secretary of VF Corporation, P.O. Box 21488, Greensboro, NC 27420.

After VF’s 2013 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on May 10, 2012.

Item 1A.    Risk Factors.

The following risk factors should be read carefully in connection with evaluating VF’s business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect VF’s business, its operating results and its financial condition.

VF’s revenues and profits depend on the level of consumer spending for apparel, which is sensitive to general economic conditions. A return to recessionary conditions or a decline in consumer spending could have a material adverse effect on VF.

The apparel industry has historically been subject to cyclical variations and is particularly affected by adverse trends in the general economy. The success of VF’s business depends on consumer spending, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, unemployment, stock market performance, extreme weather conditions, energy prices and tax rates in the international, national, regional and local markets where VF’s products are sold. Consumer spending advanced at a relatively slow pace from 2010 through 2012, following the recessionary conditions of 2008 and early 2009, and the outlook for 2013 is uncertain as consumers face higher taxes. A decline in actual or perceived economic conditions or other factors could negatively impact the level of consumer spending and have a material adverse impact on VF.

Fluctuations in the price, availability and quality of raw materials and finished goods could increase costs.

Fluctuations in the price, availability and quality of fabrics, leather or other raw materials used by VF in its manufactured products, or of purchased finished goods, could have a material adverse effect on VF’s cost of sales or its ability to meet its customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, crop yields, energy prices, weather patterns and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its customers. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.

We may be adversely affected by weather conditions.

Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our products is dependent in part on the weather and is likely to decline in years in which weather conditions do not favor the use of these products. Periods of unseasonably warm weather in the fall or winter, which occurred in the winter of 2011/2012, may have a material adverse effect on our financial condition, results of operations or cash flows. Inventory accumulation by our wholesale customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows.

VF’s net sales depend on a volume of traffic to its stores and the availability of suitable lease space.

A growing portion of our revenues are direct-to-consumer sales through VF-operated stores. In order to generate customer traffic, we locate many of our stores in prominent locations within successful retail shopping centers or in fashionable shopping districts. Our stores benefit from the ability of the retail center and other attractions in an area to generate consumer traffic in the vicinity of our stores. Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot control the development of new shopping centers or districts; the availability or cost of appropriate locations within existing or new shopping centers or districts; competition with other retailers for prominent locations; or the success of individual shopping centers or districts. Further, if we are unable to renew or replace our existing store leases or enter into leases for new stores on favorable terms, or if we violate the terms of our current leases, our growth and profitability could be harmed. All of these factors may impact our ability to meet our growth targets and could have a material adverse effect on our financial condition or results of operations.

The apparel and footwear industries are highly competitive, and VF’s success depends on its ability to respond to constantly changing markets.

VF competes with numerous apparel and footwear brands and manufacturers. Competition is generally based upon brand name recognition, price, design, product quality, selection, service and purchasing convenience. Some of our competitors are larger and have more resources than VF in some product categories and regions. In addition, VF competes directly with the private label brands of most of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on our ability to:

•	Anticipate and respond to changing consumer trends in a timely manner;

•	Develop attractive, innovative and high quality products that meet consumer needs;

•	Maintain strong brand recognition;

•	Price products appropriately;

•	Provide best-in-class marketing support and intelligence;

•	Ensure product availability and optimize supply chain efficiencies; and

•	Obtain sufficient retail floor space and effectively present our products at retail.

•	Produce or procure quality products on a consistent basis.

Failure to compete effectively or to keep pace with rapidly changing markets and trends could have a material adverse effect on VF’s business, financial condition and results of operations.

VF’s results of operations could be materially harmed if we are unable to gauge fashion trends and accurately forecast demand for our products.

Our success depends in part on management’s ability to effectively anticipate and respond to changing fashion preferences and consumer demands and to translate trends into marketable product offerings in advance of the actual time of sale to the customer. We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. Factors that could affect our ability to accurately forecast demand for our products include:

•	Our failure to anticipate changing styles or trends or accurately forecast customer acceptance of new products;

•	New, well-received product introductions by competitors;

•	Unanticipated changes in general market conditions or other factors, which result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

•	Weak economic conditions or consumer confidence, which reduce demand for VF’s products; and

•	Terrorism or acts of war, or the threat thereof, which adversely affect consumer confidence and spending or interrupt production and distribution of products and raw materials.

There can be no assurance that we will be able to successfully anticipate changing fashion trends or economic conditions and, as a result, we may not successfully manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of VF’s brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to VF’s reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations and financial condition.

VF’s business and the success of its products could be harmed if VF is unable to maintain the images of its brands.

VF’s success to date has been due in large part to the growth of its brands’ images and VF’s customers’ connection to its brands. If we are unable to timely and appropriately respond to changing consumer demand, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding VF, its brands or its products, including licensed products, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future.

A substantial portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay their receivables owed to VF could substantially reduce VF’s revenues and profits.

A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 21% of total revenues in fiscal 2012, with Wal-Mart Stores, Inc. accounting for 8% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. These developments could result in a reduction in the number of stores that carry VF’s products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.

Further, the global recession — with rising unemployment, reduced availability of credit, increased savings rates and declines in real estate and securities values — had and is continuing to have a negative impact on retail sales of apparel and other consumer products. These lower sales volumes, along with the possibility of restrictions on access to the credit markets, may result in our customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This may result in higher credit risk to VF relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable could have a material adverse effect on VF’s financial condition and results of operations.

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

One of VF’s key strategic objectives is growth. We seek to grow organically and through acquisitions. We seek to grow by building new lifestyle brands, expanding our share with winning customers, stretching VF’s brands to new regions, managing costs, leveraging our supply chain and information technology capabilities across VF and expanding our direct-to-consumer business, including opening new stores and remodeling and expanding our existing stores. We may not be able to grow our existing businesses. We may have difficulty completing acquisitions, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration. We may not be able to expand our market share with winning customers, expand our brands geographically or achieve the expected results from our supply chain initiatives. We may have difficulty recruiting, developing or retaining qualified employees. We may not be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably. Failure to implement our growth strategy may have a material adverse effect on VF’s business.

There are risks associated with VF’s acquisitions.

Any acquisitions or mergers by VF will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations, systems and personnel of the companies and the loss of key employees and customers as a result of changes in management. In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions, including in connection with the current integration of The Timberland Company acquisition.

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

We cannot predict whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the U.S., the European Union or other countries on the import or export of our products, or what effect any of these actions would have on VF’s business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices.

Approximately 62% of VF’s 2012 net income was earned in jurisdictions outside the U.S. VF is exposed to risks of changes in U.S. policy for companies having business operations outside the United States. A number of changes in U.S. income tax laws have been proposed recently, including overall corporate and individual tax reform. Some of these tax law changes and tax reform proposals, among other things, consider accelerating the U.S. taxability of non-U.S. earnings or limit foreign tax credits. While enactment of any such proposal is not certain, if new legislation were enacted, it is possible our U.S. income tax expense could increase, which would reduce our earnings.

We may have additional tax liabilities.

As a global company, we determine our income tax liability in various competing tax jurisdictions based on an analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accrual may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our financial condition, results of operations or cash flows. Further, in an effort to deal with budget deficits, governments around the world are focusing on increasing tax revenues through increased audits and, potentially, increased tax rates for corporations. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements.

Concerns regarding the European debt crisis, market perceptions and euro instability could adversely affect VF’s business, results of operations and financing.

VF generated approximately 22% of its total revenues from European countries during 2012. Concerns persist regarding the debt burden of a number of countries in the Eurozone, and their ability to meet future financial obligations, as well as the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro currency and Eurozone dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at that time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of VF’s euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally, and more specifically on the ability of VF’s customers, suppliers and lenders to finance their respective businesses.

VF uses third party suppliers and manufacturing facilities worldwide for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.

During fiscal 2012, approximately 72% of VF’s units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in Mexico, Central and South America, the Caribbean, Europe and the Middle East. Any of the following could impact our ability to produce or deliver VF products:

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

Although no single supplier and no one country is critical to VF’s production needs, if we were to lose a supplier it could result in interruption of finished goods shipments to VF, cancellation of orders by customers, and termination of relationships. This, along with the damage to our reputation, could have a material adverse effect on VF’s revenues and, consequently, our results of operations.

Our business is subject to national, state and local laws and regulations for environmental, employment, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by VF or by independent suppliers who manufacture products for VF could have an adverse effect on our operations and cash flows, as well as on our reputation.

Our business is subject to comprehensive federal, state and local laws and regulations on a wide range of environmental, employment, safety and other matters. VF could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. The costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors.

Failure by VF or its third party suppliers to comply with such laws and regulations, as well as with ethical, social, product, labor and environmental standards, or related political considerations, could result in interruption of finished goods shipments to VF, cancellation of orders by customers, and termination of relationships. If one of our independent contractors violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, it could jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts, that may reduce demand for VF’s merchandise. Damage to VF’s reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on VF’s results of operations, financial condition and cash flows, as well as require additional resources to rebuild VF’s reputation.

VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.

A growing percentage of VF’s total revenues (approximately 37% in 2012) is derived from markets outside the U.S. VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates may affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors or VF plants located in foreign countries. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.

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

Particularly in 2008 and continuing to a lesser extent during the last four years, global capital and credit markets have experienced extreme volatility and disruption, with government intervention, mergers or bankruptcies of several major financial institutions, and a general decline in global liquidity. Many corporate issuers have been unable to access credit markets.

We typically use short-term commercial paper borrowings to support seasonal working capital requirements, with amounts generally repaid by the end of each year from strong cash flows from operations. VF was able to continue to borrow in the commercial paper markets during the last four years. In the future, VF may seek to access the long-term capital markets to replace maturing debt obligations or to fund acquisition or other growth opportunities. There is no assurance that the commercial paper markets or the long-term capital markets will continue to be reliable sources of financing for VF. If VF does not have access to financing, it could have a material adverse impact on VF’s financial condition, results of operations and cash flows.

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

VF depends on the services and management experience of its executive officers and business leaders who have substantial experience and expertise in VF’s business. VF also depends on other key employees involved in the operation of its business. Competition for experienced and well-qualified personnel is intense. The unexpected loss of services of one or more of these individuals could have a material adverse effect on VF.

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

During 2012, $113.8 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

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

Our ability to effectively manage and operate our business depends significantly on information technology systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses, or a breach in security of these systems could adversely impact the operations of VF’s business, including corporate email communications, e-commerce operations, retail business credit card transaction authorization and processing, and our interaction with the public in the social media space.

In the normal course of business we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third party service providers may be vulnerable to security breaches and VF and its customers could suffer harm if customer information were accessed by third parties due to a security failure in VF’s systems. It could require significant expenditures to remediate any such failure, problem or breach and severely damage our reputation and our relationships with customers.

If VF encounters problems with its distribution system, VF’s ability to deliver its products to the market could be adversely affected.

VF relies on owned or independently-operated distribution facilities to warehouse and ship product to its customers. VF’s distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of VF’s products are distributed from a relatively small number of locations, VF’s operations could also be interrupted by earthquakes, floods, fires or other natural disasters affecting its distribution centers. We maintain business interruption insurance, but it may not adequately protect VF from the adverse effects that could be caused by significant disruptions in VF’s distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, VF’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from its distribution facilities. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.

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

At December 2012, VF had indefinite-lived intangible assets of approximately $2.4 billion related to trademarks and $2.0 billion of goodwill on its balance sheet. In addition, VF had approximately $0.6 billion of intangible assets that are being amortized. Goodwill and intangible assets combined represent 51% of VF’s total assets and 96% of stockholders’ equity.

It is possible that we could have an impairment charge for goodwill or trademark intangible assets in future periods if (i) overall economic conditions in 2013 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and EBITDA and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

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

VF sells merchandise direct-to-consumer through VF-operated stores and over the Internet through its websites. Its direct-to-consumer business is subject to numerous risks that could have a material adverse effect on its results. Risks include, but are not limited to, (a) domestic or international resellers purchasing merchandise and reselling it overseas outside VF’s control, (b) failure of the systems that operate the stores and websites, and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (c) credit card fraud, and (d) risks related to VF’s direct-to-consumer distribution centers. Risks specific to VF’s e-commerce business also include (a) diversion of sales from VF stores, (b) difficulty in recreating the in-store experience through direct channels and (c) liability for online content. VF’s failure to successfully respond to these risks might adversely affect sales in its Internet business, as well as damage its reputation and brands.

Item 1B.  Unresolved Staff Comments.

None

Item 2.    Properties.

VF owns certain facilities used in manufacturing and distribution activities and leases a distribution center under a capital lease. Other facilities are leased under operating leases that generally contain renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs. Manufacturing, distribution and administrative facilities being utilized at the end of 2012 are summarized below by reportable segment:

	Square Footage
	Owned		Leased
Outdoor & Action Sports	1,613,000	(a)	5,870,000
Jeanswear	5,983,000		2,046,000
Imagewear	786,000		1,322,000
Sportswear	500,000		208,000
Contemporary Brands	221,000		281,000
Corporate and shared services	180,000		93,000

	$9,283,000		$9,820,000

(a)	Includes assets under capital lease.

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

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The high and low sale prices of VF Common Stock, as reported on the NYSE Composite Tape in each calendar quarter of 2012, 2011, and 2010, along with dividends declared, are as follows:

	High	Low	Dividends Declared
2012
Fourth quarter	$169.82	$146.11	$0.87
Third quarter	164.35	129.53	0.72
Second quarter	156.15	132.43	0.72
First quarter	152.50	128.92	0.72

			$3.03

2011
Fourth quarter	$142.50	$115.91	$0.72
Third quarter	132.82	101.74	0.63
Second quarter	109.73	91.60	0.63
First quarter	100.24	80.40	0.63

			$2.61

2010
Fourth quarter	$89.74	$78.21	$0.63
Third quarter	82.11	69.24	0.60
Second quarter	89.23	71.04	0.60
First quarter	80.99	70.25	0.60

			$2.43

As of January 25, 2013, there were 3,913 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

Performance graph:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for the five calendar years ended December 29, 2012. The S&P 1500 Apparel Index at the end of 2012 consisted of Carter’s, Inc., Coach, Inc., Perry Ellis International, Inc., Fifth & Pacific Companies, Inc., Fossil, Inc., Hanesbrands Inc., Iconix Brand Group, Inc., Maidenform Brands, Inc., Movado Group, Inc., Oxford Industries, Inc., PVH Corp., Quiksilver, Inc., Ralph Lauren Corporation, True Religion Apparel, Inc., Under Armour, Inc., V.F. Corporation, and The Warnaco Group, Inc. The graph assumes that $100 was invested on December 31, 2007, in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of calendar years 2007 through 2012. Past performance is not necessarily indicative of future performance.

Comparison of Five Year Total Return of

VF Common Stock, S&P 500 Index and S&P 1500 Apparel Index

VF Common Stock closing price on December 29, 2012 was $148.29

TOTAL SHAREHOLDER RETURNS

	December
Company / Index	2007 Base	2008	2009	2010	2011	2012
VF CORPORATION	$100	$82.51	$114.51	$138.92	$209.46	$254.18
S&P 500 INDEX	100	63.00	79.67	91.68	93.61	108.59
S&P 1500 APPAREL INDEX	100	60.41	100.37	142.69	168.83	198.29

Issuer Purchases of Equity Securities:

The following table sets forth VF’s repurchases of shares of our Common Stock during the fiscal quarter ended December 29, 2012:

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
September 30 — October 26, 2012	2,910	$158.64	2,910	4,477,316
October 27 — November 23, 2012	1,100	153.93	1,100	4,476,216
November 24 — December 29, 2012	1,850	149.92	1,850	4,474,366

Total	5,860		5,860

(a)	During the quarter, no shares of Common Stock were purchased under VF’s share repurchase program. VF purchased 5,860 shares of Common Stock in connection with VF’s deferred compensation plans. Our practice has been and continues to be that we will evaluate the need for future share purchases considering funding required for business acquisitions, our Common Stock price and levels of stock option exercises.

Item 6.    Selected Financial Data.

The following table sets forth selected consolidated financial data for the five years ended December 29, 2012. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Notes” included in this report. Historical results presented herein may not be indicative of future results.

	2012(8)	2011(8)	2010	2009	2008
	Dollars and shares in thousands, except per share amount
Summary of Operations(1)
Total revenues	$10,879,855	$9,459,232	$7,702,589	$7,220,286	$7,642,600
Operating income	1,465,267	1,244,791	820,860	736,817	938,995
Net income attributable to VF Corporation	1,085,999	888,089	571,362	461,271	602,748

Earnings (loss) per common share attributable to VF Corporation common stockholders — basic	9.89	8.13	5.25	4.18	5.52
Earnings (loss) per common share attributable to VF Corporation common stockholders — diluted	9.70	7.98	5.18	4.13	5.42
Dividends per share	3.03	2.61	2.43	2.37	2.33
Dividend payout ratio(2) (7)	31.2%	32.7%	37.6%	46.0%	43.0%

Financial Position
Working capital	$1,717,371	$1,521,912	$1,716,585	$1,536,773	$1,640,828
Current ratio	2.0	1.9	2.5	2.4	2.6
Total assets	$9,633,021	$9,313,126	$6,457,556	$6,473,863	$6,433,868
Long-term debt	1,429,166	1,831,781	935,882	938,494	1,141,546
Stockholders’ equity	5,125,625	4,525,175	3,861,319	3,813,285	3,557,245
Debt to total capital ratio(3)	26.5%	31.9%	20.2%	23.7%	25.2%
Weighted average Common Shares outstanding	109,823	109,287	108,764	110,389	109,234
Book value per common share	$46.51	$40.93	$35.77	$34.58	$32.37

Other Statistics(4)
Operating margin(7)	13.5%	13.2%	13.3%	11.9%	12.3%
Return on invested capital(5) (6) (7)	16.2%	15.8%	15.6%	12.6%	13.5%
Return on average stockholders’ equity(6) (7)	24.7%	22.0%	20.1%	17.2%	18.2%
Return on average total assets(6) (7)	11.9%	11.9%	11.8%	9.6%	10.0%
Cash provided by operations	$1,275,000	$1,081,371	$1,001,282	$973,485	$679,472
Cash dividends paid	333,229	285,722	264,281	261,682	255,235

(1)

Operating results for 2010 include a noncash charge for impairment of goodwill and intangible assets — $201.7 million (pretax) in operating income and $141.8 million (after tax) in net income attributable to VF Corporation, $1.30 basic earnings per share and $1.29 diluted earnings per share. Operating results for 2009 include a noncash charge for impairment of goodwill and intangible assets — $122.0 million (pretax) in operating income and $114.4 million (after tax) in net income attributable to VF Corporation, $1.04 basic earnings per share and $1.03 diluted earnings per share.

(2)	Dividends per share divided by earnings per diluted share (excluding the charges for impairment of goodwill and intangible assets in 2010 and 2009).
(3)	Total capital is defined as stockholders’ equity plus short-term and long-term debt.
(4)	Operating statistics exclude the charges for impairment of goodwill and intangible assets in 2010 and 2009).

(5)	Invested capital is defined as average stockholders’ equity plus average short-term and long-term debt.
(6)	Return is defined as net income attributable to VF Corporation plus total interest income/expense, net of taxes, after income taxes.
(7)	Information presented for 2010 and 2009 excludes the impairment charges for goodwill and intangible assets as described in (1) above.
(8)	The Timberland Company was purchased on September 13, 2011 and its results have been included since the date of acquisition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

VF Corporation (“VF”) is a worldwide leader in branded lifestyle apparel, footwear and related products. Management’s vision is to grow VF by building leading lifestyle brands that excite consumers around the world. Lifestyle brands, representative of the activities and interests that consumers aspire to, generally extend across multiple geographic markets and product categories and therefore have greater opportunities for growth.

VF owns a diverse portfolio of brands with strong market positions in many product categories. VF has a broad customer base, and distributes products through specialty stores, upscale and traditional department stores, national chains and mass merchants, plus direct-to-consumer channels.

VF’s businesses are grouped by product categories, and by brands within those product categories, for both management and internal financial reporting purposes. These groupings of businesses are called “coalitions” and are the basis for VF’s reportable business segments. The five coalitions are Outdoor & Action Sports, Jeanswear, Imagewear, Sportswear and Contemporary Brands.

Highlights of 2012

All references to “organic” financial data exclude the Timberland® and SmartWool® brands (“Timberland”), acquired on September 13, 2011, and John Varvatos Enterprises, Inc. (“John Varvatos”), sold on April 30, 2012. All per share amounts are presented on a diluted basis.

•	Revenues grew to a record $10.9 billion, an increase of 15% over 2011, composed of 6% organic growth and 9% growth from the addition of Timberland.

•

International revenues rose 23%, reflecting 5% organic growth (net of a 6% negative impact from foreign currency translation) and 18% growth due to the inclusion of Timberland. International revenues represented 37% of total revenues in 2012.

•	Direct-to-consumer revenues increased 25% over 2011 (10% excluding Timberland) and accounted for 21% of VF’s total revenues. VF opened 141 retail stores in 2012.

•	Gross margin increased to 46.5% in 2012 from 45.8% in 2011 with improvements in nearly every business.

•	Cash flow from operations approximated $1.3 billion in 2012.

•	VF made a $100.0 million discretionary contribution to the U.S. qualified defined benefit pension plan.

•	VF increased the quarterly dividend rate by 21%, marking the 40th consecutive year of increase in the rate of dividends paid per share.

•	VF sold its ownership in John Varvatos, resulting in a $42.0 million pretax gain on the sale ($0.32 per share including a $0.10 per share tax benefit which was triggered as a result of the sale).

•

Earnings per share increased to $9.70 from $7.98, with an $0.87 per share contribution from Timberland that included a negative $0.25 per share impact from acquisition-related expenses. The 2011 year reflected a $0.38 per share contribution from Timberland that included a negative $0.22 per share impact from acquisition-related expenses.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues during the last two years:

In millions	2012 Compared with 2011	2011 Compared with 2010
Total revenues — prior year	$9,459.2	$7,702.6
Operations and organic growth	667.6	938.5
Acquisition in current year	—	712.9
Acquisition in prior year (to anniversary date)	981.0	5.4
Disposition in current year	(58.1)	—
Impact of foreign currency translation	(169.8)	99.8

Total revenues — current year	$10,879.9	$9,459.2

VF reported revenue growth of 15% in 2012 and 23% in 2011. Every coalition achieved organic growth in both years, adjusting for the impact of the John Varvatos sale in the Contemporary Brands Coalition. As discussed in the “Information by Business Segment” section below, the Outdoor & Action Sports Coalition reported the most significant revenue increases in 2012 and 2011, driven by the acquisition of Timberland and organic growth.

Translating a foreign entity’s financial statements from its functional currency into the U.S. dollar, VF’s reporting currency, has an impact on VF’s reported operating results. A stronger U.S. dollar in relation to the functional currencies of those countries where VF conducts its international business (primarily in Europe/euro-based countries) negatively impacted revenue comparisons by $169.8 million in 2012 relative to 2011, while a weaker U.S dollar positively impacted revenue comparison by $99.8 million in 2011 compared to 2010. The weighted average translation rates for the euro were $1.28, $1.39 and $1.33 per euro for 2012, 2011 and 2010, respectively. If the U.S. dollar remains at the exchange rate that was in effect at the end of December 2012 ($1.31 per euro), reported revenues in 2013 would be positively impacted compared with 2012.

The following table presents the percentage relationship to total revenues for components of the Consolidated Statements of Income:

	2012	2011	2010
Gross margin (total revenues less cost of goods sold)	46.5%	45.8%	46.7%
Marketing, administrative and general expenses	33.1	32.6	33.4
Impairment of goodwill and intangible assets	—	—	2.6

Operating income	13.5%	13.2%	10.7%

Gross margin improved to 46.5% in 2012 compared to 45.8% in 2011. This improvement is primarily due to the continued shift in the revenue mix towards higher margin businesses, including Outdoor & Action Sports, international and direct-to-consumer. The margin comparisons in 2012 were negatively impacted by 0.2% from benefits in 2011 that did not recur in 2012, related to the gain on facility closure and change in the inventory accounting policy discussed below.

The decline in gross margin to 45.8% in 2011 from 46.7% in 2010 was driven by a 1.9% net negative impact from higher product costs that were not fully offset by pricing increases. This decline was partially offset by an increased percentage of revenues coming from higher margin businesses, including Outdoor & Action Sports, international and direct-to-consumer. In addition, the 2011 gross margin benefited by 0.3% from (i) the gain on closure of a European jeanswear facility, (ii) the change in the inventory accounting policy discussed in Note A to the Consolidated Financial Statements and (iii) restructuring expenses incurred during 2010 to reduce product costs that did not recur in 2011.

Marketing, administrative and general expenses as a percentage of total revenues were higher in 2012 compared to 2011 due to the inclusion of Timberland which has higher expense ratios, as well as increases in pension and marketing expenses. These increases were partially offset by lower Timberland acquisition-related expenses in 2012 (0.3% of revenue) and leverage of operating expenses on higher total revenues within organic businesses.

The lower ratio of marketing, administrative and general expenses as a percentage of total revenues in 2011, compared with 2010, was driven by leverage of operating expenses on higher revenues within organic businesses. The 2011 ratio also included Timberland acquisition-related expenses equal to 0.4% of revenue.

Operating margin increased 30 basis points, to 13.5% in 2012 from 13.2% in 2011. Timberland negatively impacted 2012 operating margin by 90 basis points, including 30 basis points from the impact of acquisition-related expenses. Timberland negatively impacted 2011 operating margin by 40 basis points, including 30 basis points from the impact of acquisition-related expenses.

Operating margin increased to 13.2% in 2011 from 10.7% in 2010. This comparison is positively impacted by 260 basis points from an impairment charge in 2010 that did not recur in 2011. The 2011 year includes a 40 basis point negative impact due to the inclusion of Timberland in 2011.

VF performs impairment testing for goodwill and indefinite-lived trademark intangible assets each year. Based on the results of the impairment tests performed, management concluded that no impairment charges were required in 2012 or 2011. In 2010, VF recorded a $201.7 million ($141.8 million net of related income tax benefits) noncash impairment charge to reduce the carrying values of goodwill and trademark intangible assets of the 7 For All Mankind® brand to their respective estimated fair values. For additional information, see Notes G and T to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section below.

Net interest expense increased $17.5 million to $90.3 million in 2012, due primarily to (i) the issuance of $900.0 million of term debt in 2011 to fund the Timberland acquisition and (ii) higher average levels of commercial paper borrowings throughout 2012. Net interest expense decreased $2.6 million in 2011 from 2010 due primarily to (i) the repayment of $200.0 million of long-term notes that matured in late 2010, (ii) higher interest rates earned on cash and equivalents held in foreign jurisdictions, offset by (iii) incremental interest expense on short and long-term borrowings to fund the Timberland acquisition.

Outstanding interest-bearing debt averaged $2.5 billion for 2012, $1.7 billion for 2011 and $1.1 billion for 2010, with short-term borrowings representing 25.0%, 24.0%, and 4.0% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 3.7% for 2012, 4.5% for 2011, and 6.6% for 2010. The weighted average interest rate decreased in 2012 primarily due to the full year inclusion of the lower average interest rates on the $900.0 million term debt issued in 2011 to fund the Timberland acquisition. The decrease in the weighted average interest rate in 2011 resulted from the partial year inclusion of the lower average interest rates on the $900.0 million term debt noted above, along with lower weighted average interest rates on commercial paper and international borrowings.

Other income (expense), net was income of $46.9 million in 2012 as compared to expense of $7.2 million in 2011, due primarily to a $42.0 million gain on the sale of VF’s 80% ownership in John Varvatos. The remainder of the increase in 2012 was primarily due to foreign currency exchange gains.

Other income (expense), net was expense of $7.2 million in 2011 compared to income of $4.8 million in 2010. The change from 2011 compared to 2010 was due to higher foreign currency exchange losses in 2011 in addition to the recognition of a $5.7 million gain in 2010 from the acquisition of the remaining 50% ownership of Vans Latinoamericana S.A. de C.V. (“Vans Mexico”).

The effective income tax rate for 2012 was 23.6%, which is approximately the same effective tax rate as 2011. Included in the 2012 tax rate is a net $2.0 million discrete tax expense, and income tax benefits from changes to valuation allowances for capital and operating loss carryforwards of $15.0 million and $18.0 million, respectively. These discrete items together lowered the 2012 annual tax rate by 2.2%. The 2011 effective income tax rate of 23.6% included a net $4.2 million in discrete tax benefits related to unrecognized tax benefits and interest, and a net $12.1 million in income tax benefits from changes to valuation allowances for operating loss carryforwards. These items together lowered the 2011 annual tax rate by 1.4%.

Without discrete items, the effective income tax rate for 2012 increased by approximately 0.8% when compared with 2011. This increase was primarily the result of 2012 tax law changes in the U.S., partially offset by a higher percentage of income in lower tax rate jurisdictions compared with 2011. The international effective tax rate was 13.6% and 14.1% for years 2012 and 2011, respectively.

The effective income tax rate for 2011 was 23.6%, compared to 24.9% in 2010 (excluding the tax impact related to impairment charges). The 2011 income tax rate included a tax benefit of 1.4% for the discrete items discussed above. The 2010 income tax rate included $23.6 million of tax benefits related to prior years refund claims, which lowered the 2010 annual tax rate by 2.5%. In addition, the 2011 effective tax rate benefited from a higher percentage of income in lower tax rate jurisdictions compared with 2010.

As a result of the American Tax Relief Act of 2012 signed into law in January 2013, VF expects to record a tax benefit of approximately $8.0 million in the first quarter of 2013 primarily related to retroactive extension of certain tax credits and other provisions of the Internal Revenue Code to the beginning of 2012. Inclusive of this discrete item, VF expects the 2013 annual tax rate should approximate 24.0%.

Net income attributable to VF Corporation in 2012 increased to $1.1 billion ($9.70 per share) compared with $888.1 million ($7.98 per share) in 2011. The increase in earnings per share in 2012 resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below. In addition, earnings per share in 2012 benefited by a $0.49 per share incremental contribution from the Timberland acquisition ($0.87 per share contribution in 2012 compared to $0.38 per share in 2011). Other factors impacting earnings per share in 2012 included the $0.32 per share gain on the sale of John Varvatos, and the negative effects of $0.32 per share from foreign currency translation and $0.19 per share from higher pension expense.

Net income attributable to VF Corporation in 2011 increased to $888.1 million ($7.98 per share), compared with $571.4 million ($5.18 per share) in 2010. The increase in earnings per share in 2011 primarily resulted from improved operating performance, as discussed in the “Information by Business Segment” section below. In addition, earnings per share in 2011 benefited by (i) $0.38 per share from the Timberland acquisition, (ii) $0.14 per share from foreign currency translation, (iii) $0.09 per share in restructuring expenses in 2010 that did not recur in 2011, (iv) $0.07 per share from the gain on a facility closure and (v) $0.04 per share from a change in inventory accounting.

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

The following tables present a summary of the changes in coalition revenues and coalition profit during the last two years:

In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition revenues — 2010	$3,204.7	$2,537.6	$909.4	$497.8	$438.7	$114.4	$7,702.6
Operations and organic growth (decline)	570.2	171.3	112.5	45.7	41.6	(2.8)	938.5
Acquisition in current year	712.9	—	—	—	—	—	712.9
Acquisition in prior year (to anniversary date)	5.4	—	—	—	—	—	5.4
Impact of foreign currency translation	68.8	22.9	3.3	—	4.8	—	99.8

Coalition revenues — 2011	4,562.0	2,731.8	1,025.2	543.5	485.1	111.6	9,459.2
Operations and organic growth	441.0	101.1	51.7	33.8	26.1	13.9	667.6
Acquisition in prior year (to anniversary date)	981.0	—	—	—	—	—	981.0
Disposition in current year	—	—	—	—	(58.1)	—	(58.1)
Impact of foreign currency translation	(117.9)	(43.6)	(1.2)	—	(7.1)	—	(169.8)

Coalition revenues — 2012	$5,866.1	$2,789.3	$1,075.7	$577.3	$446.0	$125.5	$10,879.9

In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition profit — 2010	$636.7	$431.9	$111.2	$52.4	$14.0	$—	$1,246.2
Operations and organic growth (decline)	105.8	(22.0)	33.7	3.9	21.8	(1.1)	142.1
Acquisition in current year	71.6	—		—	—	—	71.6
Acquisition in prior year (to anniversary date)	0.6	—		—	—	—	0.6
Impact of foreign currency translation	13.5	3.3	0.8	—	0.1	—	17.7

Coalition profit — 2011	828.2	413.2	145.7	56.3	35.9	(1.1)	1,478.2
Operations and organic growth (decline)	177.6	57.9	(0.2)	16.7	18.7	0.8	271.5
Acquisition in prior year (to anniversary date)	46.9	—	—	—	—	—	46.9
Disposition in current year	—	—	—	—	(4.3)	—	(4.3)
Impact of foreign currency translation	(33.3)	(4.1)	(0.4)	—	(1.1)	—	(38.9)

Coalition profit — 2012	$1,019.4	$467.0	$145.1	$73.0	$49.2	$(0.3)	$1,753.4

The following section discusses changes in revenues and profitability by coalition:

Outdoor & Action Sports:

				Percent change
Dollars in millions	2012	2011	2010	2012	2011
Coalition revenues	$5,866.1	$4,562.0	$3,204.7	28.6%	42.4%
Coalition profit	1,019.4	828.2	636.7	23.1%	30.1%
Operating margin	17.4%	18.2%	19.9%

The Outdoor & Action Sports Coalition includes the following brands: The North Face®, Timberland®, Vans®, Kipling® (outside of North America), Napapijri®, Reef®, Eastpak®, JanSport®, SmartWool®, lucy® and Eagle Creek®.

The Outdoor & Action Sports Coalition achieved record revenues in 2012 with an increase of 29% over 2011. Of this increase, 10% related to organic growth (which is net of a 3% negative impact from foreign currency translation) and 19% related to the addition of Timberland. In addition, The North Face® and Vans® brands achieved global revenue growth of 9% and 23%, respectively. Foreign currency translation negatively impacted revenues by $117.9 million in 2012.

Domestic revenues increased 21% in 2012, with 12 percentage points of the increase coming from the Timberland acquisition. International revenues rose 37% in 2012, reflecting 11% organic growth (net of a 6% negative impact from foreign currency translation) and 26% growth due to the inclusion of Timberland. Direct-to-consumer revenues rose 37% in 2012 with 23 percentage points of the growth from the Timberland acquisition. The direct-to-consumer businesses of The North Face® and Vans® brands increased 13% and 18%, respectively, in 2012. New store openings, comp store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth.

Global revenues increased 42% in 2011 over 2010, reflecting 20% organic growth and 22% growth from the Timberland acquisition. Domestic revenues increased 31% over 2010 and international revenues rose 63%, with approximately one-half of the growth in each of the geographies coming from the Timberland acquisition. Of the 30% increase in international organic revenues, 6% was attributable to foreign currency translation.

Nearly all Outdoor & Action Sports brands achieved double-digit revenue growth in 2011, with The North Face® and Vans® achieving global revenue growth of 21% and 23%, respectively. Revenues of the Kipling®, Eastpak®, Reef® and Napapijri® brands increased 24%, 21%, 17% and 15%, respectively. Direct-to-consumer revenues in the Coalition rose 44% in 2011 over 2010 with approximately 25 percentage points of the increase from the Timberland acquisition. The direct-to-consumer businesses of The North Face® and Vans® brands increased 26% and 17%, respectively, in 2011. New store openings, comp store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth.

The decrease in operating margin for 2012 compared with 2011 was due to the inclusion for the full year of Timberland, which has a lower operating margin than the overall VF average.

Operating margins declined in 2011, compared with 2010, due primarily to the addition of Timberland.

Jeanswear:

				Percent change
Dollars in millions	2012	2011	2010	2012	2011
Coalition revenues	$2,789.3	$2,731.8	$2,537.6	2.1%	7.7%
Coalition profit	467.0	413.2	431.9	13.0%	(4.3)%
Operating margin	16.7%	15.1%	17.0%

The Jeanswear Coalition consists of the global jeanswear businesses, led by the Wrangler® and Lee® brands.

Global Jeanswear revenues increased 2% in 2012 over 2011, led by 5% revenue growth in the domestic business. The increase in domestic revenues was due primarily to growth in the Mass and Western Specialty businesses as well as in our newest brand, Rock and Republic®, offsetting a decline in the Lee® brand revenues due to continued softness in the mid-tier channel in the U.S. International jeanswear revenues decreased by 4% in 2012 due to weak economic conditions in Europe and a 2% ($43.6 million) negative impact from foreign currency translation. This decrease was partially offset by revenue increases in Asia, reflecting strong wholesale growth.

Domestic Jeanswear revenues increased 4% in 2011 over 2010 with unit pricing contributing to 8% revenue growth, offset by a 4% reduction in unit volumes. The domestic jeanswear growth was led by increases in the Western Specialty and Lee® businesses of 11% and 8%, respectively. Mass market revenues in 2011 were flat with 2010 levels. International jeanswear revenue growth in 2011 was 17%, of which 3% was due to the impact of foreign currency translation. Asia revenues rose by 37%, and Mexico, Canada and Latin America each had double-digit growth. European Jeanswear revenues increased 6%, with approximately two-thirds of the increase attributable to favorable foreign currency translation.

Operating margin improved in 2012 over 2011, primarily driven by lower product costs. Operating margin in 2011 included 0.4% from the gain on a facility closure.

The decline in operating margin in 2011 from 2010 was driven by higher product costs that were not fully offset by pricing increases within the domestic jeanswear businesses. The operating margin in 2011 benefited 0.4% from the gain on a facility closure in 2011 and 0.4% from restructuring expenses in 2010 that did not recur in 2011.

Imagewear:

				Percent change
Dollars in millions	2012	2011	2010	2012	2011
Coalition revenues	$1,075.7	$1,025.2	$909.4	4.9%	12.7%
Coalition profit	145.1	145.7	111.2	(0.4)%	31.1%
Operating margin	13.5%	14.2%	12.2%

The Imagewear Coalition consists of VF’s Image business (occupational apparel and uniforms, including the Red Kap® and Bulwark® brand businesses) and Licensed Sports business (licensed high profile athletic apparel, which includes the Majestic® brand business).

The increase in coalition revenues for 2012 was primarily attributable to a 6% increase in the Image business, due to growth in the government and public safety and industrial uniform businesses. Revenues in the Licensed Sports business increased 3% in 2012 due to expansion in the Harley Davidson, collegiate and National Basketball Association businesses.

The Image business revenues increased 19% in 2011 over 2010, driven by strength in the protective apparel and industrial uniform businesses. Revenues in the Licensed Sports business rose 6% due to continued growth in the National Football League licensed apparel business, including positive response to an expanded women’s apparel offering.

The decline in operating margin in 2012 compared to 2011 was primarily due to higher product costs that negatively impacted the business during the first three quarters of 2012.

The improvement in operating margin in 2011 over 2010 resulted from a more favorable mix of business and leverage of operating expenses on higher revenues.

Sportswear:

				Percent change
Dollars in millions	2012	2011	2010	2012	2011
Coalition revenues	$577.3	$543.5	$497.8	6.2%	9.2%
Coalition profit	73.0	56.3	52.4	29.7%	7.5%
Operating margin	12.6%	10.4%	10.5%

The Sportswear Coalition consists of the Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports Coalition).

Sportswear revenues rose 6% in 2012 compared with 2011, reflecting 5% growth of Nautica® brand revenues and 17% growth of Kipling® brand revenues. These revenue increases are primarily attributable to double-digit growth in the direct-to-consumer businesses of both brands.

Nautica® brand revenues increased 5% in 2011 over 2010 with unit pricing driving the majority of the growth. Revenues increased in both the Nautica® men’s wholesale sportswear and direct-to-consumer businesses. Kipling® brand revenues increased 56%, reflecting significant growth in both the wholesale and direct-to-consumer businesses.

Operating margin increased in 2012 compared to 2011 due to improved performance in both the wholesale and direct-to-consumer businesses.

Operating margin was flat in 2011 compared with 2010 as a result of higher product costs in Nautica®, offset by a greater percentage of Kipling® revenues, which have higher margins than the coalition average, and leverage of operating expenses on higher revenues.

Contemporary Brands:

				Percent change
Dollars in millions	2012	2011	2010	2012	2011
Coalition revenues	$446.0	$485.1	$438.7	(8.1)%	10.6%
Coalition profit	49.2	35.9	14.0	37.0%	156.4%
Operating margin	11.0%	7.4%	3.2%

The Contemporary Brands Coalition consists of the 7 For All Mankind® brand of premium denim jeanswear and related apparel and the Splendid® and Ella Moss® apparel brands. The John Varvatos® luxury apparel collection for men was in this Coalition until it was sold on April 30, 2012.

Adjusting for the sale of John Varvatos, coalition revenues increased 5% in 2012 compared to 2011. The revenue increase was driven by growth in the Splendid® and Ella Moss® brands, on a combined basis, of 18%. Domestic revenues for the 7 For All Mankind® brand increased 4% in 2012. Revenues for 7 For All Mankind® in Europe decreased 6% (net of an 8% negative impact from foreign currency translation). This 2% net increase is due to growth in the direct-to-consumer businesses. In addition, revenues from the direct-to-consumer businesses in this Coalition, adjusted for the sale of John Varvatos, expanded by 15% in 2012 due to new stores, comp store revenue growth and higher e-commerce revenues.

Domestic and international revenues rose 11% and 8% in 2011 over 2010, respectively, with double-digit revenue growth in the Splendid®, Ella Moss® and John Varvatos® brands. Global 7 For All Mankind® revenues increased 4% in 2011 over 2010, with growth both domestically and internationally. New stores, comp store revenue growth and higher e-commerce revenues drove 34% growth in direct-to-consumer revenues in 2011.

Operating margin increased in 2012 compared with 2011, primarily due to a reduction in the sales of excess inventories for the 7 For All Mankind® brand and a greater percentage of revenues from the higher margin direct-to-consumer businesses.

The improvement in operating margin in 2011 compared with 2010 resulted from (i) a lower, more normalized volume of distressed inventory sales, (ii) the write-off of leasehold improvements at eight underperforming stores in 2010 that did not recur in 2011 and (iii) strong comp store sales performance. These increases were partially offset by investments in new retail stores and increased marketing spending.

Other:

Dollars in millions	2012	2011	2010	2012	2011
Revenues	$125.5	$111.6	$114.4	12.5%	(2.5)%
Operating profit (loss)	(0.2)	(1.1)	—
Operating margin	(0.2)%	(1.0)%	0.0%

VF Outlet® stores in the United States sell VF and other branded products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in the “other” category. Revenues increased 13% in 2012 over 2011 due to better comp store performance, an expansion of non-VF product offerings, and the opening of additional outlet stores in 2012.

Reconciliation of Coalition Profit to Consolidated Income Before Income Taxes:

The following costs are necessary to reconcile total coalition profit to income before income taxes:

1)	Impairment of goodwill and trademarks is excluded from coalition profit as it represents charges that are not part of the ongoing operations of the respective businesses.

2)	Interest expense, net, is excluded from coalition profit because substantially all financing costs are managed at the corporate office and are not under the control of coalition management.

3)	Corporate and other expenses are excluded from coalition profit to the extent they are not allocated to the operating coalitions. These expenses are summarized as follows:

In millions	2012	2011	2010
Information systems and shared services	$247.8	$200.9	$185.2
Less costs allocated to coalitions	(180.1)	(151.2)	(143.7)

	67.7	49.7	41.5
Corporate headquarters’ costs	127.8	124.5	110.9
Other	45.7	66.5	66.4

Corporate and other expenses	$241.2	$240.7	$218.8

Information Systems and Shared Services

These costs include management information systems and the centralized finance, supply chain, human resources, direct-to-consumer and customer management functions that support worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services. Costs to develop new computer applications are generally not allocated to the coalitions. The increase in information systems and shared services costs in 2012 from 2011 resulted from the overall growth of the businesses, increased information systems spending related to the integration of Timberland and costs associated with other software implementations and upgrades. The increase in 2011 from 2010 resulted from the overall growth of the businesses, increased spending related to reconfiguring the Western Hemisphere sourcing organization and costs associated with changing third-party data center providers.

Corporate Headquarters’ Costs

Headquarters’ costs include compensation and benefits of corporate management and staff, legal and professional fees, and administrative and general expenses, which are not allocated to the coalitions. The increase in corporate headquarters’ costs in 2012 over 2011 was driven by increases in compensation, incremental costs related to the integration of Timberland and investments in strategy and innovation. The increase in 2011 over 2010 resulted from expenses associated with the Timberland acquisition and higher levels of corporate spending to support overall business growth.

Other

This category includes (i) costs of corporate programs or corporate-managed decisions that are not allocated to the coalitions, (ii) adjustments for the LIFO method of inventory valuation (prior to 2011), (iii) costs of registering, maintaining and enforcing certain of VF’s trademarks and (iv) miscellaneous consolidated costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The current year service cost component of pension expense is allocated to the coalitions, while the remaining cost components totaling $67.2 million for 2012, $33.8 million for 2011 and $46.9 million for 2010, are reported in corporate and other expenses. Offsetting the increased costs for 2012 was a $42.0 million gain on the sale of John Varvatos and a decrease in compensation expense. Other expenses in 2011 were reduced by $8.0 million from an inventory accounting change from LIFO to FIFO and in 2010 were reduced by a $5.7 million gain related to the acquisition of Vans Mexico. See also Notes A, B, M and Q to the Consolidated Financial Statements.

Analysis of Financial Condition

Balance Sheets

The discussion below addresses certain December 2012 balance sheet accounts compared to the December 2011 balances.

The net increase in accounts receivable at December 2012 over December 2011 was driven primarily by increases in revenues, reduced by a $12.0 million increase in balances sold under the accounts receivable sale program described in the “Liquidity and Cash Flows” section below.

Inventories decreased at December 2012 from December 2011 primarily due to the impact of management’s ongoing focus on inventory reduction.

Other current assets at December 2012 decreased from December 2011 due to lower levels of unrealized gains on hedging contracts.

Property, plant and equipment at the end of 2012 increased from December 2011 as a result of higher than normal capital expenditures in 2012 related to an exceptional number of significant capital projects to support VF’s current trend and continued expectations for high revenue growth, including (i) a new European headquarters, (ii) a new U.S. headquarters for the Outdoor & Action Sports businesses, (iii) new distribution facilities, and (iv) a higher number of retail store openings than in the prior year.

Total intangible assets and goodwill decreased at December 2012 from December 2011 due to the amortization of intangible assets and the impact of foreign currency translation. Additionally, goodwill decreased by $20.0 million during 2012 as a result of adjustments to finalize the Timberland purchase price allocation.

The decrease in short-term borrowings at December 2012 from December 2011 is due to the repayment during 2012 of all outstanding commercial paper.

The change in accounts payable between December 2012 and December 2011 was driven by the timing and level of inventory purchases and payments to vendors.

The increase in accrued liabilities at December 2012 from December 2011 was primarily due to increases in accrued income taxes related to higher earnings.

Other liabilities at December 2012 were higher than December 2011 primarily due to an increase in the underfunded status of the defined benefit pension plans at the end of 2012, as discussed in the following paragraph, partially offset by lower deferred income tax balances.

The funded status of the defined benefit pension plans is reflected in the balance sheet as the excess (or deficiency) of pension plan assets compared with projected benefit obligations payable to plan participants. The underfunded status of the defined benefit pension plans was $482.9 million at the end of 2012, compared with $402.7 million at the end of 2011. This decline in the funded status was due to a reduction in the discount rate used to value the projected benefit obligations, partially offset by a $100.0 million discretionary contribution in December 2012. See the “Critical Accounting Policies and Estimates” section below and Note M to the Consolidated Financial Statements for additional discussion of the defined benefit pension plans.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	2012	2011
Working capital	$1,717.4	$1,521.9
Current ratio	2.0 to 1	1.9 to 1
Debt to total capital	26.5%	31.9%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total net capital, (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents), was 19.6% at December 2012 and 28.2% at December 2011.

VF’s primary source of liquidity is its strong cash flow provided by operating activities, which is dependent on the level of net income, as well as changes in accounts receivable, inventories and other working capital components. Cash flow from operations was $1.3 billion in 2012, $1.1 billion in 2011 and $1.0 billion in 2010. Net income was $1.1 billion, $890.4 million and $573.5 million in 2012, 2011 and 2010, respectively.

Changes in operating assets and liabilities, net of purchases and sales of businesses, resulted in a $34.8 million net usage of cash in 2012, compared with a $165.1 million net usage of cash in 2011 and $90.4 million of cash generation in 2010. The net usage of cash in 2012 was primarily driven by the decreases in accounts payable and accrued liabilities at December 2012 as discussed in the “Balance Sheets” section above, and the payment of a $100.0 million discretionary pension plan contribution in December 2012.

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. Accounts receivable sold under this program which remained outstanding at December 2012 and 2011 were $127.4 million and $115.4 million, respectively.

Cash used for investing activities in the last three years related primarily to acquisitions and capital expenditures. Capital expenditures were $251.9 million in 2012 compared with $170.9 million in 2011 and $111.6 million in 2010. Capital expenditures in 2012 related to an exceptional number of significant projects to support VF’s current trend and continued expectations for high revenue growth, including (i) a new European headquarters, (ii) a new U.S. headquarters for the Outdoor & Action Sports businesses, (iii) new distribution facilities, and (iv) new retail stores. Capital expenditures for 2011 and 2010 primarily related to retail store openings, distribution network and information systems costs. VF expects that capital spending could reach $325.0 million in 2013 to support continued growth, including new distribution centers across the globe and continued store growth. This spending is expected to be funded by cash flow from operations.

Cash paid for acquisitions, net of cash balances in the acquired companies, was $2.3 billion and $38.3 million in 2011 and 2010, respectively. The 2011 acquisition of Timberland was funded by the issuance of

$900.0 million of term debt, together with cash on hand and short-term borrowings. The 2010 acquisition of Vans Mexico was funded with existing VF cash balances.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) which supports our $1.25 billion U.S. commercial paper program for short-term seasonal working capital requirements. The Global Credit Facility expires in December 2016. As of December 2012, there were no commercial paper borrowings outstanding and the entire amount of the Global Credit Facility was available for borrowing, except for $19.7 million of standby letters of credit issued on behalf of VF.

In August 2011, VF issued $900.0 million of term debt to provide funding for the Timberland acquisition. The debt was comprised of $500.0 million of 3.50% fixed rate notes due in 2021 and $400.0 million of floating rate notes due in 2013. The floating rate notes bear interest at the three-month LIBOR rate plus .75%, which resets quarterly.

VF’s favorable credit agency ratings allow for access to additional capital at competitive rates. At the end of 2012, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. Currently both Standard & Poor’s and Moody’s have ‘negative outlooks’ as a result of increased debt levels taken on to fund VF’s acquisition of Timberland. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2013, 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

During 2012, 2011 and 2010, VF purchased 2.0 million, 0.1 million and 5.1 million shares, respectively, of its Common Stock in open market transactions. The respective cost was $299.7 million, $7.4 million and $411.8 million with an average price of $148.50 in 2012, $99.80 in 2011 and $81.11 in 2010. Fewer shares were repurchased in 2011 due to the funding of the Timberland acquisition. Under its current authorization from the Board of Directors, VF may purchase an additional 4.5 million shares. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, Common Stock price and levels of stock option exercises.

Cash dividends totaled $3.03 per common share in 2012, compared with $2.61 in 2011 and $2.43 in 2010. The dividend payout rate was 31.2% of diluted earnings per share in 2012, 32.7% in 2011 and 46.9% in 2010. The current indicated annual dividend rate for 2013 is $3.48 per share.

As of December 2012, approximately $168.1 million of cash and short-term investments was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. VF’s intent is to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the U.S., VF would be required to provide taxes on these amounts based on applicable U.S. tax rates, net of foreign taxes already paid.

Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2012 that will require the use of funds:

		Payment Due or Forecasted by Year
In millions	Total	2013	2014	2015	2016	2017	Thereafter
Recorded liabilities:
Long-term debt(1)	$1,839	$403	$3	$3	$13	$254	$1,163
Other(2)	670	147	101	86	66	55	215
Unrecorded commitments:
Interest payment obligations(3)	1,171	78	75	75	74	71	798
Operating leases(4)	1,346	298	256	214	164	136	278
Minimum royalty payments(5)	249	62	92	31	33	31	—
Inventory obligations(6)	1,158	1,135	15	8	—	—	—
Other obligations(7)	196	145	30	14	7	—	—

Total	$6,629	$2,268	$572	$431	$357	$547	$2,454

(1)	Long-term debt consists of required principal payments on long-term debt and capital lease obligations.

(2)	Other recorded liabilities represent payments due for other noncurrent liabilities in VF’s Consolidated Balance Sheet related to deferred compensation and other employee-related benefits, income taxes, product warranty claims and other liabilities. These amounts are based on historical and forecasted cash outflows.

(3)	Interest payment obligations represent required interest payments on long-term debt and the interest portion of payments on capital leases. Amounts exclude amortization of debt discounts and acquisition costs that would be included in interest expense in the Consolidated Financial Statements.

(4)	Operating leases represent required minimum lease payments. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities and maintenance. These costs are not included above and average approximately 20% of the stated minimum lease payments. Total lease commitments exclude $5.0 million of payments to be received under noncancelable subleases.

(5)	Minimum royalty payments represent obligations under license agreements to use trademarks owned by third parties and include required minimum advertising commitments.

(6)	Inventory obligations represent binding commitments to purchase finished goods, raw materials and sewing labor that are payable upon delivery of the inventory to VF. This obligation excludes the amount included in accounts payable at December 2012 related to inventory purchases.

(7)	Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects.

VF had other financial commitments at the end of 2012 that are not included in the above table but may require the use of funds under certain circumstances:

•	Funding contributions to the defined benefit pension plans are not included in the table because it is uncertain whether or when further contributions will be required.

•

$91.1 million of surety bonds, standby letters of credit and international bank guarantees are not included in the above table because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.

•	Purchase orders for goods or services in the ordinary course of business are not included in the above table because they represent authorizations to purchase rather than binding commitments.

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

Cash and equivalents risks

VF had $597.5 million of cash and equivalents at the end of 2012, which includes demand deposits, institutional money market funds that invest in obligations issued or guaranteed by the U.S. or foreign governments and short-term time deposits in foreign commercial banks. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business. Similarly, management monitors the credit quality of cash equivalents and fixed income investments in the defined benefit pension plan portfolio.

Defined benefit pension plan risks

VF has defined benefit pension plans that have risk associated with their investment portfolios. At the end of 2012, VF’s pension plans were underfunded by $482.9 million, which is recorded as a liability on the Consolidated Balance Sheet. VF has made significant cash contributions in recent years to improve the funded status of the plans, including discretionary contributions of $100.0 million in both 2010 and 2012. In addition, VF made another discretionary contribution of $100.0 million in January 2013. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.

VF’s reported earnings are subject to risks due to the volatility of its pension expense. Pension expense has ranged from $56.6 million to $92.7 million over the last three years, with the fluctuations due primarily to varying amounts of actuarial gains and losses that are deferred and amortized to future years’ expense. The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities, and demographic characteristics of the participants.

VF has taken several steps to reduce the risk and volatility in the pension plans and their impact on the financial statements. Beginning in 2005, VF’s U.S. defined benefit plans were closed to new entrants, which did not affect the benefits of existing plan participants at that date or their accrual of future benefits. In March 2012, the investment strategy of the U.S. defined benefit plan was modified to more closely align characteristics of the plan’s assets relative to plan liabilities, and to implement dynamic asset allocation targets dependent upon changes in the plan’s funded ratio, capital market expectations, and risk tolerance. Management will continue to evaluate actions that may help to reduce VF’s risks related to its defined benefit plans.

Interest rate risks

VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since a significant portion of VF’s long-term debt has fixed interest rates, the exposure primarily relates to changes in interest rates on variable rate short-term borrowings and the $400.0 million of floating rate notes due 2013, which together averaged $1.0 billion outstanding during 2012. However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during 2012, the effect on reported net income of a hypothetical 1.0% change in interest rates is less than $5.5 million.

Foreign currency exchange rate risks

VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 37% of VF’s revenues in 2012 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where VF has operations, there would be a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. VF does not hedge the translation of foreign currency operating results into the U.S. dollar; however, management does hedge foreign currency transactions as discussed later in this section.

The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. Most net advances to and investments in VF’s foreign businesses in Europe, Latin America and Asia are considered to be long-term, and accordingly, the impact of changes in foreign currency exchange rates on those long-term advances are deferred as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The U.S. dollar value of net investments in foreign subsidiaries fluctuates with changes in the underlying functional currencies. VF generally does not hedge this balance sheet translation exposure.

VF monitors net foreign currency market exposures and enters into derivative foreign currency contracts to hedge the effects of exchange rate fluctuations for a significant portion of forecasted foreign currency cash flows or specific foreign currency transactions (relating to cross-border inventory purchases, production costs, product sales and intercompany royalty payments). VF’s practice is to buy or sell primarily U.S. dollar contracts against various currencies for periods of up to 20 months. Currently, VF uses only forward exchange contracts but may use options or collars in the future. This use of financial instruments allows management to reduce the overall exposure to risks from exchange rate fluctuations on VF’s cash flows and earnings, since gains and losses on these contracts will offset losses and gains on the cash flows or transactions being hedged.

For cash flow hedging contracts outstanding at the end of 2012, if there were a hypothetical change in foreign currency exchange rates of 10% compared with rates at the end of 2012, it would result in a change in fair value of those contracts of approximately $131.0 million. However, any change in the fair value of the hedging contracts would be offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.

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

Deferred compensation and related investment security risks

VF has nonqualified deferred compensation plans in which liabilities to the plans’ participants are based on the market values of hypothetical portfolios of investment funds selected by the participants. The risk of changes in the market values of the participants’ investment selections is hedged by VF’s investment in a portfolio of securities that substantially mirrors the participants’ investment selections. Increases and decreases in deferred compensation liabilities are substantially offset by corresponding increases and decreases in the market value of VF’s investments, resulting in an insignificant net exposure to operating results and financial position.

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

Physical inventory counts are taken on a regular basis. VF provides for estimated inventory losses that have likely occurred since the last physical inventory date. Historically, physical inventory shrinkage has not been significant. VF also conducts cycle counts at many locations throughout the year.

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

VF reviews property and definite-lived intangible assets for possible impairment on an ongoing basis to determine if events or changes in circumstances indicate that it is more likely than not that the carrying amount of an asset may not be fully recoverable. VF tests for possible impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent. VF measures recoverability of the carrying value of an asset or asset group by comparison with estimated undiscounted cash flows expected to be generated by the asset. If the forecasted total of undiscounted cash flows exceeds the carrying value of the asset, there is no impairment charge. If the undiscounted cash flows are less than the carrying value of the asset, VF estimates the fair value of the asset based on the present value of its future cash flows and recognizes an impairment charge for the excess of the asset’s carrying value over its estimated fair value.

Indefinite-lived intangible assets, consisting of major trademarks and trade names, and goodwill are not subject to amortization. Rather, VF evaluates those assets for possible impairment as of the beginning of the fourth quarter as part of the annual strategic planning process, or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may not be recoverable. The Financial Accounting Standards Board (“FASB”) recently issued updates to their authoritative guidance regarding goodwill and intangible asset impairment testing. The updated guidance permits an entity to first assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If an entity determines that it is not more likely than not that the estimated fair value of an asset is less than its carrying value, then no further testing is required. Otherwise, impairment testing must be performed in accordance with the original accounting standards, as discussed in the following paragraphs.

Fair value of an indefinite-lived trademark intangible asset is based on an income approach using the relief-from-royalty method. Under this method, forecasted global revenues for products sold with the trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership) from an independent party, and fair value is the present value of those forecasted royalties avoided by owning the trademark. If the estimated fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the estimated fair value of the trademark is less than its carrying value, an impairment charge would be recognized for the difference.

The carrying value of goodwill at each reporting unit is assessed for recoverability using the two-step approach. Reporting units are either coalitions or a business unit, if discrete financial information is available and reviewed by coalition management. Two or more reporting units may be aggregated for impairment testing if they have similar economic characteristics. In the first step of the goodwill impairment test, VF compares the carrying value of a reporting unit, including its recorded goodwill, to the estimated fair value of the reporting unit. VF estimates the fair value of a reporting unit using both income-based and market-based valuation methods. The principal method used is an income-based method in which the reporting unit’s forecasted future cash flows are discounted to their present value. In the market-based valuation method, the estimated fair value of a reporting unit is estimated using multiples of revenues and of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Based on the range of estimated fair values developed from the income and market-based methods, VF determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, VF performs the second step of the goodwill impairment test to determine the impairment charge, if any. The second step involves a hypothetical allocation of the estimated fair value of the reporting unit to its net tangible and intangible assets (excluding goodwill) as if the reporting unit were newly acquired, which results in an implied fair value of the goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of the goodwill.

The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which VF operates and conditions in the capital markets, many of which are outside of management’s control. At the reporting unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit’s strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management’s estimates and assumptions regarding:

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

Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of VF’s reporting units.

In its fourth quarter 2012 intangible asset impairment testing, VF adopted the FASB guidance that permits an entity to first assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. VF elected to perform a qualitative assessment for goodwill at all reporting units except Splendid® and Ella Moss® and for trademark intangible assets at all reporting units except Splendid® and Ella Moss® and 7 For All Mankind®. Management did not elect to perform a qualitative analysis for the Splendid® and Ella Moss® and 7 For All Mankind® reporting units based on the results of previous impairment testing.

VF performed a step one analysis on goodwill and a fair value assessment of the trademark intangible asset at the Splendid® and Ella Moss® reporting unit, and determined that the estimated fair value exceeded the carrying value by a significant amount in each case. Accordingly, management concluded that the goodwill and trademark intangible assets for the Splendid® and Ella Moss® reporting unit are not impaired.

Additionally, VF performed a fair value assessment of the trademark intangible asset at the 7 For All Mankind® reporting unit, and determined that the estimated fair value exceeded the carrying value by approximately 18%, compared to 4% in 2011. A portion of the original value of this intangible asset was impaired as part of the 2010 analysis, and was written down from a carrying value of $311.8 million to fair value of $305.2 million at that time. The financial results for this business in 2011 and 2012 have approximated the planned results, and the expected future growth of the business beyond 2012 has not changed significantly. Accordingly, these results are consistent with management’s expectation that the estimated fair value of the 7 For All Mankind® trademark intangible assets would not greatly exceed the carrying value. All goodwill related to the 7 For All Mankind® reporting unit was written off as part of the 2010 impairment analysis.

For all other reporting units, VF elected to perform a qualitative assessment to determine whether it is more likely than not that the goodwill and trademark intangible assets in those reporting units were impaired. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including: (i) overall financial performance including management’s five year forecast, current and prior year balance sheets and actual to budgeted performance, (ii) industry and market conditions in which the reporting unit operates, (iii) macroeconomic conditions, including any deterioration of general conditions and (iv) changes in products or services offered by the reporting unit. We also compared the carrying values of these assets against the fair value results from the most recent testing, noting that the fair value significantly exceeded carrying value in each case. Based on the results of the qualitative assessment, VF concluded that it was not more likely than not that the carrying values of the goodwill and trademark intangible assets were greater than the fair values, and that further quantitative testing was not necessary.

It is possible that VF’s conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2013 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA. A future impairment charge for goodwill or intangible assets could have a material effect on VF’s consolidated financial position or results of operations.

Stock Options

VF uses a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. VF believes that a lattice model provides a refined estimate of the fair value of options because it can incorporate (i) historical option exercise patterns and multiple assumptions about future option exercise patterns for each of several groups of option holders and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. Management performs an annual review of all assumptions employed in the valuation of option grants and believes they are reflective of the outstanding options and underlying Common Stock and of groups of option participants. The lattice valuation is based on the assumptions listed in Note O to the Consolidated Financial Statements.

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

Pension Obligations

VF sponsors a qualified defined benefit pension plan covering most full-time U.S. employees hired before 2005 and an unfunded supplemental defined benefit plan that provides benefits in excess of the limitations imposed by income tax regulations. VF also sponsors defined benefit plans covering selected international employees. The selection of actuarial assumptions for determining the projected pension benefit liabilities and annual pension expense is significant due to amounts involved and the long time period over which benefits are accrued and paid.

Management reviews annually the principal economic actuarial assumptions, summarized in Note M to the Consolidated Financial Statements, and modifies them based on current rates and trends. VF also periodically reviews and modifies, as necessary, other plan assumptions such as rates of compensation increases, retirement, termination, disability and mortality. VF believes the assumptions appropriately reflect the participants’ demographics and projected benefit obligations of the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.

One of the critical assumptions used in the actuarial model is the discount rate. (This discussion of discount rate, and the discussion of return on assets in the next paragraph, relate specifically to the U.S. pension plans, which comprise approximately 93% of plan assets and projected benefit obligations of the combined U.S. and international plans.) The discount rate is used to estimate the present value of future cash outflows necessary to meet projected benefit obligations. It is the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. The discount rate assumption is based on current market interest rates. VF selects the discount rate by matching high quality corporate bond yields to the timing of projected benefit payments to participants in the U.S. pension plans. VF uses the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service or, if a Moody’s rating is not available, bonds rated ‘Aa’ by two other recognized rating services. From this population of over 500 such bonds having at least $50.0 million outstanding that are noncallable/nonputable unless with make-whole provisions, VF excluded the highest and lowest yielding bonds. The plans’ projected benefit payments are matched to current market interest rates over the expected payment period, and a present value is developed that produces a single discount rate that recognizes the plans’ distinct liability characteristics. VF believes that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards and that the 2012 discount rate of 4.05% appropriately reflects current market conditions and the long-term nature of projected benefit payments to participants in the U.S. pension plans. This lower discount rate, compared with the rate of 5.10% at the end of 2011, reflects the general decline in yields of U.S. government obligations and high quality corporate bonds during 2012. The discount rate for the plans may differ from the rates used by other companies because of longer expected duration of benefit payments reflecting (i) the higher percentage of female participants who generally have a longer life expectancy than males and (ii) the higher percentage of inactive participants who will not begin receiving vested benefits for many years.

Another critical assumption of the actuarial model is the expected long-term rate of return on investments. VF’s investment objective is to invest in a diversified portfolio of assets with an acceptable level of risk to maximize the long-term return while minimizing volatility of the value of plan assets relative to value of plan liabilities. These risks include market, interest rate, credit, liquidity and foreign securities risks. Investment assets consist of domestic and international equity, corporate and governmental fixed income, real estate and commodity securities. VF develops a projected rate of return for each of the investment asset classes based on many factors, including recent and historical returns, the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed income securities. The weighted average projected long-term rates of return of the various assets held by the qualified plan provide the basis for the expected long-term rate of return actuarial assumption. VF’s rate of return assumption was 7.50% in 2012 and 7.75% in both 2011 and 2010. In recent years, VF has altered the investment mix to improve investment performance by (i) increasing the allocation to fixed income investments and reducing the allocation to equity investments, (ii) increasing the allocation in equities to more international investments and (iii) adding commodities as an asset class. The changes in asset allocation are anticipated to, over time, reduce the year-to-year variability of the domestic plan’s funded status and resulting pension expense. Based on an evaluation of market conditions and projected market returns, VF will be using a rate of return assumption of 7.00% for the U.S. plan for 2013. Management monitors the plan’s asset allocation to balance anticipated investment returns with risk.

Differences between actual results and the respective actuarially determined assumed results (e.g., investment performance, discount rates and other assumptions) in a given year do not affect that year’s pension expense but instead are deferred as unrecognized actuarial gains or losses in accumulated other comprehensive income in the Consolidated Balance Sheet. At the end of 2012, there were $676.4 million of accumulated pretax deferred actuarial losses, plus $7.5 million of deferred prior service costs, resulting in an after tax amount of $420.5 million in accumulated other comprehensive income (loss) in the 2012 Consolidated Balance Sheet. These deferred losses will be amortized as a component of future years’ pension expense.

Pension expense recognized in the financial statements was $92.7 million in 2012, $56.6 million in 2011 and $67.6 million in 2010. This compares with the cost of pension benefits actually earned by covered active employees (commonly called “service cost”) of $23.2 million in 2012, $20.9 million in 2011 and $18.1 million in 2010. Pension expense for the last three years was significantly higher than the annual service cost because those years included the cost of amortizing prior years’ unrecognized actuarial losses (as discussed in the preceding paragraph). Looking forward, VF expects 2013 pension expense to decrease to approximately $89.1 million primarily due to discretionary funding in 2012 and early 2013, partially offset by an increase in amortization of unrecognized actuarial losses due to a decrease in discount rate, and a decrease in expected return on assets.

The sensitivity of changes in actuarial assumptions on 2012 pension expense and on projected benefit obligations at the end of 2012, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
Dollars in millions	Pension Expense	Projected Benefit Obligations
0.50% decrease in discount rate	$14	$113
0.50% increase in discount rate	(14)	(105)
0.50% decrease in expected investment return	5	—
0.50% increase in expected investment return	(5)	—
0.50% decrease in rate of compensation change	(1)	(4)
0.50% increase in rate of compensation change	1	4

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

VF has $128.1 million of deferred income tax assets related to operating loss and capital loss carryforwards, and $93.7 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. In addition, VF has $6.0 million of valuation allowances against deferred income tax assets unrelated to operating loss and capital loss carryforwards. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.

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

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of December 29, 2012. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 29, 2012. The effectiveness of VF’s internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

Item 10.    Directors and Executive Officers of VF.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2013 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2012, which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2013 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2012, which information is incorporated herein by reference.

Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2013 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2012, which information is incorporated herein by reference.

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

Item 11.    Executive Compensation.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF — Directors’ Compensation” and “Executive Compensation” in VF’s 2013 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2012, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2013 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2012, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2013 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2012, which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2013 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 29, 2012, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this 2012 report:

1. Financial statements

2. Financial statement schedules

Page Number
Schedule II — Valuation and Qualifying Accounts	F-50

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

Number		Description
2.	Agreement and Plan of Merger dated as of June 12, 2011 among V.F. Corporation, VF Enterprises, Inc. and The Timberland Company (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 13, 2011)

3.	Articles of incorporation and bylaws:

	(A)	Articles of Incorporation, restated as of May 10, 2010 (Incorporated by reference to Exhibit 9.01(d) to Form 8-K dated May 10, 2010)

	(B)	Amended and Restated By-Laws

4.	Instruments defining the rights of security holders, including indentures:

	(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

	(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

	(C)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

	(D)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

Number		Description

	(E)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 10, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)

	(F)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)

	(G)	Form of 5.95% Note due 2017 for $250,000,000 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 25, 2007)

	(H)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 25, 2007)

	(I)	Second Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A. dated as of August 24, 2011 (Incorporated by reference to Exhibit 4.2 to Form 8-K dated August 24, 2011)

	(J)	Form of Floating Rate Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Form 8-K dated August 24, 2011)

	(K)	Form of Fixed Rate Notes due 2021 (Incorporated by reference to Exhibit 4.4 to Form 8-K dated August 24, 2011)

10.	Material contracts:

	*(A)	1996 Stock Compensation Plan, as amended and restated as of February 9, 2010 (Incorporated by reference to Appendix B to the 2010 Proxy Statement filed March 19, 2010)

	*(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)

	*(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)

	*(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(D) to Form 10-K for the year ended January 2, 2010)

	*(E)	Form of Award Certificate for Performance-Based Restricted Stock Units

	*(F)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended January 2, 2010)

	*(G)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011)

	*(H)	Form of Award Certificate for Restricted Stock Units for Executive Officers

	*(I)	Form of Award Certificate for Restricted Stock Award (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 22, 2011)

	*(J)	Form of Award Certificate for Restricted Stock Award for Executive Officers

	*(K)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

Number	Description

*(L)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

*(M)	Executive Deferred Savings Plan II, as amended and restated as of December 1, 2012

*(N)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)

*(O)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)

*(P)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)

*(Q)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)

*(R)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)

*(S)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)

*(T)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)

*(U)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)

*(V)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)

*(W)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

*(X)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2008)

*(Y)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(W) to Form 10-K filed February 29, 2012)

Number		Description

	*(Z)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to Form 8-K filed February 7, 2008)

	*(AA)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10 (W) to Form 10-K for the year ended January 3, 2009)

	*(BB)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)

	*(CC)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(AA) to form 10-K filed February 29, 2012)

	(DD)	Five-year Revolving Credit Agreement, dated December 8, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 12, 2011)

	*(EE)	Award Certificate for 20,000 Shares of Restricted Stock Granted to Eric C. Wiseman (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 2008)

	*(FF)	Award Certificate for 10,000 shares of Restricted Stock Granted to Robert K. Shearer (Incorporated by reference to Exhibit 10 (DD) to Form 10-K for the year ended January 1, 2011)

	*	Management compensation plans

14.

Code of Business Conduct (Incorporated by reference to Exhibit 14 to Form 10-K filed on March 3, 2009)

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

V.F. CORPORATION

By:	/s/ Eric C. Wiseman
Eric C. Wiseman Chairman and Chief Executive Officer (Chief Executive Officer)

By:	/s/ Robert K. Shearer
Robert K. Shearer Senior Vice President and Chief Financial Officer (Chief Financial Officer)

By:	/s/ Scott A. Roe
Scott A. Roe Vice President — Controller (Chief Accounting Officer)

February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Director

Juliana L. Chugg*	Director

Juan Ernesto de Bedout*	Director

Ursula O. Fairbairn*	Director

George Fellows*	Director

Robert J. Hurst*	Director

Laura W. Lang*	Director

W. Alan McCollough*	Director

Clarence Otis, Jr.*	Director

Matthew J. Shattock	Director

Eric C. Wiseman*	Director

Raymond G. Viault*	Director

*By:	/s/ Laura C. Meagher
Laura C. Meagher, Attorney-in-Fact

February 27, 2013

VF Corporation

Index to Consolidated Financial Statements

and Financial Statement Schedule

December 2012

VF Corporation

Management’s Report on Internal Control Over Financial Reporting

Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 29, 2012.

Management’s assessment of the effectiveness of VF’s internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of VF Corporation

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of VF Corporation and its subsidiaries (the “Company”) at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina

February 27, 2013

VF CORPORATION

Consolidated Balance Sheets

	December
	2012	2011
	In thousands, except share amounts
ASSETS
Current assets
Cash and equivalents	$597,461	$341,228
Accounts receivable, less allowance for doubtful accounts of $48,998 in 2012 and $54,010 in 2011	1,222,345	1,120,246
Inventories	1,354,158	1,453,645
Deferred income taxes	140,515	106,717
Other current assets	135,104	166,108

Total current assets	3,449,583	3,187,944
Property, plant and equipment	828,218	737,451
Intangible assets	2,917,058	2,958,463
Goodwill	2,009,757	2,023,460
Other assets	428,405	405,808

Total assets	$9,633,021	$9,313,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$12,559	$281,686
Current portion of long-term debt	402,873	2,744
Accounts payable	562,638	637,116
Accrued liabilities	754,142	744,486

Total current liabilities	1,732,212	1,666,032
Long-term debt	1,429,166	1,831,781
Other liabilities	1,346,018	1,290,138
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding in 2012 and 2011	—	—
Common Stock, stated value $1; shares authorized, 300,000,000; 110,204,734 shares outstanding in 2012 and 110,556,981 shares outstanding in 2011	110,205	110,557
Additional paid-in capital	2,527,868	2,316,107
Accumulated other comprehensive income (loss)	(453,895)	(421,477)
Retained earnings	2,941,447	2,520,804

Total equity attributable to VF Corporation	5,125,625	4,525,991
Noncontrolling interests	—	(816)

Total stockholders’ equity	5,125,625	4,525,175

Total liabilities and stockholders’ equity	$9,633,021	$9,313,126

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

	Year Ended December
	2012	2011	2010
	In thousands, except per share amounts
Net sales	$10,766,020	$9,365,477	$7,624,599
Royalty income	113,835	93,755	77,990

Total revenues	10,879,855	9,459,232	7,702,589

Costs and operating expenses
Cost of goods sold	5,817,880	5,128,602	4,105,201
Marketing, administrative and general expenses	3,596,708	3,085,839	2,574,790
Impairment of goodwill and intangible assets	—	—	201,738

	9,414,588	8,214,441	6,881,729

Operating income	1,465,267	1,244,791	820,860
Interest income	3,353	4,778	2,336
Interest expense	(93,605)	(77,578)	(77,738)
Other income (expense), net	46,860	(7,248)	4,754

Income before income taxes	1,421,875	1,164,743	750,212
Income taxes	335,737	274,350	176,700

Net income	1,086,138	890,393	573,512
Net (income) loss attributable to noncontrolling interests	(139)	(2,304)	(2,150)

Net income attributable to VF Corporation	$1,085,999	$888,089	$571,362

Earnings per common share attributable to VF Corporation common stockholders — Basic	$9.89	$8.13	$5.25
Earnings per common share attributable to VF Corporation common stockholders — Diluted	$9.70	$7.98	$5.18
Cash dividends per common share	$3.03	$2.61	$2.43

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December
	2012	2011	2010
	In thousands
Net income	$1,086,138	$890,393	$573,512

Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during year	37,648	(47,791)	(81,984)
Less income tax effect	9,443	10,220	16,586
Reclassification to net income for (gains) losses realized	—	(11,995)	—
Less income tax effect	—	4,134	—
Defined benefit pension plans
Current year actuarial losses	(173,959)	(195,799)	(51,925)
Amortization of net deferred actuarial losses	69,744	43,088	45,731
Amortization of deferred prior service cost	3,357	3,453	3,948
Less income tax effect	37,013	58,690	2,091
Derivative financial instruments
Gains (losses) arising during year	(9,555)	(41,559)	13,910
Less income tax effect	3,976	16,012	(5,388)
Reclassification to net income for (gains) losses realized	(15,883)	21,298	(6,649)
Less income tax effect	6,199	(8,202)	2,591
Marketable securities
Gains (losses) arising during year	(401)	(5,027)	2,000
Less income tax effect	—	—	237
Reclassification to net income for (gains) losses realized	—	832	—
Less income tax effect	—	(237)	—

Other comprehensive income (loss)	(32,418)	(152,883)	(58,852)
Foreign currency translation gains (losses) attributable to noncontrolling interests	—	(229)	56

Other comprehensive income (loss) including noncontrolling interests	(32,418)	(153,112)	(58,796)

Comprehensive income	1,053,720	737,281	514,716
Comprehensive (income) loss attributable to noncontrolling interests	(139)	(2,075)	(2,206)

Comprehensive income attributable to VF Corporation	$1,053,581	$735,206	$512,510

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December
	2012	2011	2010
	In thousands
Operating activities
Net income	$1,086,138	$890,393	$573,512
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill and intangible assets	—	—	201,738
Depreciation	148,969	127,203	116,837
Amortization of intangible assets	47,929	41,708	39,373
Other amortization	41,058	29,824	17,186
Stock-based compensation	92,814	76,739	63,538
Provision for doubtful accounts	19,264	12,490	7,441
Pension expense in excess of (less than) contributions	(20,198)	46,346	(45,850)
Deferred income taxes	(20,797)	(10,867)	(92,068)
Gain on sale of businesses	(44,485)	—	—
Other, net	(40,931)	32,665	29,179
Changes in operating assets and liabilities, net of purchases and sales of businesses:
Accounts receivable	(111,571)	(154,487)	(12,954)
Inventories	87,620	(7,509)	(114,334)
Other current assets	32,382	(18,449)	(7,689)
Accounts payable	(74,294)	(32,898)	140,470
Accrued compensation	(18,907)	2,448	27,817
Accrued income taxes	26,213	16,009	(14,649)
Accrued liabilities	(17,005)	(10,834)	50,889
Other assets and liabilities	40,801	40,590	20,846

Cash provided by operating activities	1,275,000	1,081,371	1,001,282
Investing activities
Capital expenditures	(251,940)	(170,894)	(111,640)
Business acquisitions, net of cash acquired	(1,750)	(2,207,065)	(38,290)
Proceeds from sale of businesses	72,519	—	—
Trademarks acquisition	—	(58,132)	—
Software purchases	(30,890)	(20,102)	(13,610)
Other, net	(8,230)	(3,840)	(16,940)

Cash used by investing activities	(220,291)	(2,460,033)	(180,480)
Financing activities
Net increase (decrease) in short-term borrowings	(269,010)	250,824	(9,741)
Payments on long-term debt	(2,776)	(2,738)	(203,063)
Proceeds from long-term debt	—	898,450	—
Payments of debt issuance costs and hedging settlement costs	—	(55,536)	—
Purchases of Common Stock	(307,282)	(7,420)	(411,838)
Cash dividends paid	(333,229)	(285,722)	(264,281)
Proceeds from issuance of Common Stock, net	62,770	134,012	137,732
Tax benefits of stock option exercises	47,213	33,153	8,599
Acquisitions of noncontrolling interests	—	(52,440)	—
Other, net	(201)	(338)	(240)

Cash provided (used) by financing activities	(802,515)	912,245	(742,832)
Effect of foreign currency rate changes on cash and equivalents	4,039	15,406	(17,280)

Net change in cash and equivalents	256,233	(451,011)	60,690
Cash and equivalents — beginning of year	341,228	792,239	731,549

Cash and equivalents — end of year	$597,461	$341,228	$792,239

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	VF Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
	In thousands
Balance, December 2009	$110,285	$1,864,499	$(209,742)	$2,050,109	$(1,866)
Net income	—	—	—	571,362	2,150
Dividends on Common Stock	—	—	—	(264,281)	—
Purchase of treasury stock	(5,023)	—	—	(401,925)	—
Stock compensation plans, net	2,815	216,868	—	(4,072)	—
Common Stock held in trust for deferred compensation plans	(139)	—	—	(10,685)	—
Distributions to noncontrolling interests	—	—	—	—	(240)
Foreign currency translation	—	—	(65,398)	—	56
Defined benefit pension plans	—	—	(155)	—	—
Derivative financial instruments	—	—	4,464	—	—
Marketable securities	—	—	2,237	—	—

Balance, December 2010	107,938	2,081,367	(268,594)	1,940,508	100
Net income	—	—	—	888,089	2,304
Dividends on Common Stock	—	—	—	(285,722)	—
Stock compensation plans, net	2,685	284,966	—	(15,645)	—
Common Stock held in trust for deferred compensation plans	(66)	—	—	(6,426)	—
Distributions to noncontrolling interests	—	—	—	—	(338)
Acquisitions of noncontrolling interests	—	(50,226)	—	—	(2,653)
Foreign currency translation	—	—	(45,432)	—	(229)
Defined benefit pension plans	—	—	(90,568)	—	—
Derivative financial instruments	—	—	(12,451)	—	—
Marketable securities	—	—	(4,432)	—	—

Balance, December 2011	$110,557	$2,316,107	$(421,477)	$2,520,804	$(816)

Continued

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	VF Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
	In thousands
Balance, December 2011	$110,557	$2,316,107	$(421,477)	$2,520,804	$(816)
Net income	—	—	—	1,085,999	139
Dividends on Common Stock	—	—	—	(333,229)	—
Purchase of treasury stock	(2,000)	—	—	(295,074)	—
Stock compensation plans, net	1,666	211,761	—	(34,435)	—
Common Stock held in trust for deferred compensation plans	(18)	—	—	(2,618)	—
Disposition of noncontrolling interests	—	—	—	—	677
Foreign currency translation	—	—	47,091	—	—
Defined benefit pension plans	—	—	(63,845)	—	—
Derivative financial instruments	—	—	(15,263)	—	—
Marketable securities	—	—	(401)	—	—

Balance, December 2012	$110,205	$2,527,868	$(453,895)	$2,941,447	$—

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2012

Note A — Summary of Significant Accounting Policies

Description of Business

VF Corporation (and its subsidiaries, collectively known as “VF”) is a global apparel and footwear company based in the United States. VF designs and manufactures or sources from independent contractors a variety of products for consumers of all ages, including jeanswear, outerwear, footwear, packs, luggage, sportswear, and occupational and performance apparel. Products are marketed primarily under VF-owned brand names.

Basis of Consolidation

The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The consolidated financial statements include the accounts of VF and its majority-owned subsidiaries, after elimination of intercompany transactions and balances. For consolidated subsidiaries that are not wholly owned, the noncontrolling interests in net income, comprehensive income and stockholders’ equity are separately presented in the consolidated financial statements.

Investments in entities that VF does not control but has the ability to exercise significant influence (generally 20-50% owned companies) are accounted for using the equity method of accounting. Equity method investments are recorded initially at cost in other assets in the Consolidated Balance Sheets. Those amounts are adjusted to recognize VF’s proportional share of the investee’s earnings and dividends after the date of investment. VF’s share of net income of these investments, totaling $0.6 million in 2010, is included in marketing, administrative and general expenses in the Consolidated Statements of Income. The remaining equity was acquired by VF in 2010 (Note B).

Fiscal Year

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2012”, “2011” and “2010” relate to the 52 week fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements.

Use of Estimates

In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Foreign Currency Translation

The financial statements of most foreign subsidiaries are measured using the foreign currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses, and transaction gains and losses on long-term advances to foreign subsidiaries, are reported in other comprehensive income (loss) (“OCI”). For a foreign subsidiary that uses the U.S. dollar as its functional currency, the effects of remeasuring assets and liabilities from the foreign currency into U.S. dollars are included in the Consolidated Statements of Income. The Consolidated Statements of Income include net transaction gains (losses) of $18.6 million, $27.3 million and ($22.1 million) in 2012, 2011 and 2010, respectively, arising from transactions denominated in a currency other than the functional currency of a particular entity.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Cash and Equivalents

Cash and equivalents are demand deposits, receivables from third party credit card processors, and highly liquid investments that have maturities within three months of their purchase dates. Cash equivalents totaling $198.7 million and $89.6 million at December 2012 and 2011, respectively, consist of institutional money market funds that invest in obligations issued or guaranteed by the U.S. or foreign governments and short-term time deposits of foreign commercial banks.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts, less estimated allowances for trade terms, sales incentive programs, markdowns, chargebacks, and returns as discussed below in Revenue Recognition. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to contractual minimum annual amounts from individual licensees. VF maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers and licensees to make required payments. All accounts are subject to ongoing review of ultimate collectibility. The allowance is determined based on review of specific customer accounts where collection is doubtful, as well as assessment of the collectability of total receivables considering the aging of balances, anticipated trends and economic conditions. Receivables are written off against the allowance when it is probable the amounts will not be recovered.

Inventories

Inventories are stated at the lower of cost or market. Cost is net of discounts or rebates received from vendors. VF has historically valued inventories using both the first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) methods. On January 2, 2011, VF changed its method of accounting so that all inventories are valued on the FIFO method. This change was preferable because FIFO inventory valuation (i) better reflects the current value of inventories on the Consolidated Balance Sheets, (ii) provides for a single inventory valuation method for all business units globally and (iii) enhances comparability with the reporting of VF’s peers.

The effect of retrospectively applying this change in accounting principle on previously reported financial statements was not material, and therefore those periods were not restated. Had VF not made this change in accounting principle, the impact of continuing to account for certain inventories on a LIFO basis would not have been material to the financial position, results of operations, cash flows and earnings per common share attributable to VF common stockholders for the year ended December 2011.

Long-lived Assets

Property, plant and equipment, intangible assets and goodwill are initially recorded at cost. Improvements to property, plant and equipment that substantially extend the useful life of the asset, and interest cost incurred during construction of major assets, are capitalized. Assets under capital lease are recorded at the present value of minimum lease payments. Repair and maintenance costs are expensed as incurred.

Cost for acquired intangible assets is fair value based generally on the present value of expected cash flows. These expected cash flows consider the stated terms of the rights or contracts acquired and expected renewal periods if applicable. The number of renewal periods considered is based on management’s experience in renewing or extending similar arrangements, regardless of whether the acquired rights have explicit renewal or extension provisions. Trademark intangible assets represent individual acquired trademarks, some of which are registered in over 100 countries. Because of the significant number of trademarks, renewal of those rights is an ongoing process, with individual trademark renewals averaging 10 years. License intangible assets relate to numerous licensing contracts, with VF as either the licensor or licensee. Individual license renewals average four years.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Intangible assets determined to have indefinite lives, consisting of major trademarks and trade names, are not amortized. Other intangible assets, primarily customer relationships, contracts to license trademarks to third parties and contracts to license trademarks from third parties, are amortized over their estimated useful lives ranging from less than one year to 30 years. Amortization of intangible assets is computed using straight-line or accelerated methods consistent with the expected realization of benefits to be received.

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

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment at the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Financial Accounting Standards Board (“FASB”) recently issued updates to their authoritative guidance regarding goodwill and intangible asset impairment testing, which VF adopted for its fourth quarter 2012 testing. The updated guidance permits an entity to first assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If an entity determines that it is not more likely than not that the fair value of an asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, impairment testing must be performed in accordance with the original accounting standards.

An indefinite-lived intangible asset is evaluated for possible impairment by comparing the estimated fair value of the asset with its carrying value. An impairment charge is recorded if the carrying value of the asset exceeds its estimated fair value. Goodwill is evaluated for possible impairment by comparing the estimated fair value of a business unit with its carrying value, including the goodwill assigned to that business unit. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value. There were no impairment charges recorded in 2012 or 2011. See Notes G and T for information related to impairment charges recorded in 2010 for indefinite-lived intangible assets and goodwill.

Derivative Financial Instruments

Derivative financial instruments are measured at fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets or liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value (i.e., gains and losses) of derivative instruments depends on whether a derivative has been designated and qualifies as part of a hedging relationship and on the nature of the hedging relationship. The criteria used to determine if a derivative

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

instrument qualifies for hedge accounting treatment are (i) whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and (ii) whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure based on the nature of the hedging relationship. A qualifying derivative is designated for accounting purposes as a fair value or a cash flow hedge depending on the hedging relationship. VF’s hedging practices and related accounting policies for each type of hedging relationship are described in Note U. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

VF formally documents hedging instruments and hedging relationships at the inception of each contract. Further, VF assesses, both at the inception of a contract and on an ongoing basis, whether the hedging instruments are effective in offsetting the risk of the hedged transactions. Occasionally, a portion of a derivative instrument will be considered ineffective in hedging the originally identified exposure due to a decline in amount or a change in timing of the hedged exposure. In that case, hedge accounting treatment is discontinued for the ineffective portion of that hedging instrument, and any change in fair value for the ineffective portion is recognized in net income. Also, some cash flow hedges of forecasted cash receipts are dedesignated as hedges when the forecasted sale is recognized. At that time, hedge accounting is discontinued, and the fair value of the hedging instrument is recognized in net income.

The counterparties to the derivative contracts are financial institutions having at least A-rated investment grade credit ratings. To manage its credit risk, VF continually monitors the credit risks of its counterparties, limits its exposure in the aggregate and to any single counterparty, and adjusts its hedging positions as appropriate. The impact of VF’s credit risk and the credit risk of its counterparties, as well as the ability of each party to fulfill its obligations under the contracts, is considered in determining the fair value of the derivative contracts. Credit risk has not had a significant effect on the fair value of VF’s derivative contracts. VF does not have any credit risk-related contingent features or collateral requirements with its derivative contracts.

Revenue Recognition

Revenue is recognized when (i) there is a contract or other arrangement of sale, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured. Net sales to wholesale customers and sales through the internet are generally recognized when the product has been received by the customer. Net sales at VF-operated retail stores are recognized at the time products are purchased by consumers. Shipping and handling costs billed to customers are included in net sales. Net sales are reduced by estimated allowances for trade terms, sales incentive programs, markdowns, chargebacks, and returns. These allowances are estimated based on evaluations of specific product and customer circumstances, retail sales performance, historical and anticipated trends, and current economic conditions; historically, they have not differed significantly from actual results. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from net sales.

Royalty income is recognized as earned based on the greater of the licensees’ sales of licensed products at rates specified in the licensing contracts or contractual minimum royalty levels.

Cost of Goods Sold

Cost of goods sold for VF-manufactured goods includes all materials, labor and overhead costs incurred in the production process. Cost of goods sold for purchased finished goods includes the purchase costs and related overhead. In both cases, overhead includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, freight, duties, royalties paid to third

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

parties and shrinkage. For product lines having a warranty, a provision for estimated future repair or replacement costs, based on historical and anticipated trends, is recorded when these products are sold.

Marketing, Administrative and General Expenses

Marketing, administrative and general expenses includes costs of product development, selling, marketing and advertising, VF-operated retail stores, warehousing, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $585.2 million in 2012, $539.9 million in 2011 and $426.8 million in 2010. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for their costs of advertising VF’s products. Cooperative advertising costs, totaling $51.7 million in 2012, $48.5 million in 2011 and $40.4 million in 2010, are independently verified to support the fair value of advertising reimbursed by VF. Shipping and handling costs for delivery of products to customers totaled $269.1 million in 2012, $242.5 million in 2011 and $206.2 million in 2010. Expenses related to royalty income, including amortization of licensed intangible assets, were $12.6 million in 2012 and $9.1 million in both 2011 and 2010.

Rent Expense

VF enters into noncancelable operating leases for retail stores, office space, distribution facilities and equipment. Leases for real estate have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. Contingent rent expense, owed when sales at individual retail store locations exceed a stated base amount, is recognized when the liability is probable. Rent expense for leases having rent holidays or scheduled rent increases is recorded on a straight-line basis over the lease term beginning when VF has possession or control of the leased premises. Lease incentives received from landlords, plus any fair value adjustments recorded for leases of acquired businesses and differences between straight-line rent expense and scheduled rent payments, are recorded in other assets or other liabilities and amortized as an adjustment to rent expense over the lease term.

Self-insurance

VF is self-insured for a substantial portion of its employee medical, workers’ compensation, vehicle, property and general liability exposures. Liabilities for self-insured exposures are accrued at the present value of amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in current and noncurrent liabilities based on the expected periods of payment. Excess liability insurance has been purchased to cover claims in excess of self-insured amounts.

Income Taxes

Income taxes are provided on pretax income for financial reporting purposes. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the consolidated financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pretax financial statement income and taxable income, and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect the estimated future tax impact of these temporary differences and net operating loss and net capital loss carryforwards, based on tax rates currently enacted for the years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered likely to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently reinvested. Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits, along with related interest and penalties, appropriately classified as current or noncurrent. The provision for income taxes also includes estimated interest and penalties related to uncertain tax positions.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to VF Corporation by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock and restricted stock units.

Concentration of Risks

VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through multiple channels of distribution, including specialty stores, department stores, national chains, mass merchants, VF-operated stores, and e-commerce sites. VF’s ten largest customers, all U.S.-based retailers, accounted for 21% of 2012 total revenues, and sales to VF’s largest customer accounted for 8% of 2012 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.

Legal and Other Contingencies

Management periodically assesses liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred, the loss, or a reasonable estimate of the loss, is recorded in the consolidated financial statements. Estimates of losses are adjusted in the period in which additional information becomes available or circumstances change. A contingent liability is disclosed when there is at least a reasonable possibility that a material loss may have been incurred. Management believes that the outcome of any outstanding or pending matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2012 presentation.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In June 2011, the FASB issued an update to their accounting guidance regarding other comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. This guidance became effective during the first quarter of 2012 but did not have any effect on the consolidated financial statements since VF’s Statement of Comprehensive Income already complied with this guidance.

In September 2011, the FASB issued an update to their authoritative guidance regarding goodwill impairment testing. The amendment is intended to reduce the complexity of testing by allowing companies to assess qualitative factors to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. This guidance became effective during the first quarter of 2012 and was considered during the 2012 goodwill impairment testing. It did not have an impact on the consolidated financial statements.

In July 2012, the FASB issued an update to their accounting guidance regarding indefinite-lived intangible asset impairment testing and whether it is necessary to perform the quantitative impairment test currently required. VF elected an early adoption of this guidance for the 2012 indefinite-lived intangible asset impairment testing. It did not have an impact on the consolidated financial statements.

Recently Issued Accounting Standards

In December 2011 and January 2013, the FASB issued updates to their accounting guidance regarding disclosures about an entity’s right of offset associated with its financial instruments and derivative instruments. The new guidance is effective January 2013 with retrospective application required. The guidance concerns disclosure only and will not have a material impact on the consolidated financial statements.

In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The new guidance is effective January 2013, and since it concerns disclosure only, it will not have a material impact on the consolidated financial statements.

Note B — Acquisitions and Dispositions

Dispositions in current year

On April 30, 2012, VF sold its 80% ownership in John Varvatos Enterprises, Inc. (“John Varvatos”). VF recorded a $42.0 million gain on the sale which is included in other income (expense), net.

Acquisitions in prior years

On September 13, 2011, VF acquired 100% of the outstanding shares of The Timberland Company (“Timberland”) for $2.3 billion in cash. The purchase price was funded by the issuance of $900.0 million of term debt, together with available cash on hand and short-term borrowings.

Timberland is a global footwear and apparel company based in New Hampshire whose primary brands are Timberland® and SmartWool®. The results of Timberland have been included in VF’s consolidated financial

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

statements since the date of acquisition and are reported as part of the Outdoor & Action Sports Coalition. Timberland contributed $712.9 million of revenues and $49.2 million of pretax income in 2011.

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

The Timberland purchase price allocation was finalized in 2012. Since December 2011, goodwill decreased by $20.0 million as a result of adjustments to the acquired income tax balances. The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Unaudited pro forma results of operations for VF are presented assuming that the 2011 acquisition of Timberland had occurred at the beginning of 2010. This pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	2011 (a)	2010
	In thousands, except per share amounts
Total revenues	$10,411,978	$9,132,073
Net income attributable to VF Corporation	808,867	623,538
Earnings per common share:
Basic	$7.40	$5.73
Diluted	7.27	5.65

(a)

Pro forma operating results for 2011 include expenses totaling $96.2 million for acceleration of vesting for all unvested stock-based compensation awards, including tax gross-up payments required under employment agreements with certain Timberland executives, and $17.3 million in Timberland acquisition-related expenses.

On March 30, 2011, VF acquired the trademarks and related intellectual property of Rock & Republic Enterprises, Inc. for $58.1 million, including expenses. VF has accounted for this transaction as an asset acquisition and recorded the purchase price as an indefinite-lived intangible asset. Rock & Republic® branded jeanswear and related products are offered in the United States through an exclusive wholesale distribution and licensing arrangement with Kohl’s Corporation. Operating results are reported as part of the Jeanswear Coalition.

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

2011
In thousands
Net income attributable to VF Corporation	$888,089
Net transfers to noncontrolling interests — decrease in equity for purchase of noncontrolling interests	(50,226)

Changes from net income attributable to VF Corporation and transfers to the noncontrolling interests	$837,863

On March 10, 2010, VF acquired 100% ownership of its former 50%-owned joint venture that marketed Vans® branded products in the wholesale channel in Mexico. As part of this transaction, VF also acquired the Vans® retail stores that had been operated by the joint venture partner (together with the wholesale business, “Vans Mexico”). The purchase price was $31.0 million. The carrying value of VF’s initial 50% investment, which had been accounted for using the equity method, was $7.9 million at the acquisition date. VF recognized a $5.7 million gain in other income (expense), net in 2010 from remeasuring its original 50% investment in the joint venture to fair value, measured using the income and market approaches. Revenues and pretax earnings recognized in VF’s 2010 operating results since the acquisition date were $28.2 million and $6.4 million (excluding the $5.7 million gain), respectively. Acquisition expenses were not significant. Vans Mexico is reported as part of the Outdoor & Action Sports Coalition.

The acquisition of Vans Mexico gave VF control of this leading brand in additional international markets. Management allocated the purchase price of the acquisition to acquired tangible and intangible assets, and assumed liabilities, based on their respective fair values, with the excess purchase price recorded as goodwill.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Factors that contributed to recognition of goodwill included (i) expected growth rates and profitability of the acquired operations, (ii) the ability to expand the brands within their markets or to new markets, (iii) their experienced workforces, (iv) VF’s strategies for growth in revenues, income and cash flows and (v) expected synergies with existing VF business units. None of the goodwill recognized for this acquisition is deductible for income tax purposes.

Management believes the Vans® trademarks and trade names have indefinite lives. Amounts assigned to amortizable intangible assets relate primarily to customer relationships, which are being amortized using accelerated methods over their estimated useful lives of 10 years.

Note C — Accounts Receivable

	2012	2011
	In thousands
Trade	$1,179,832	$1,079,770
Royalty and other	91,511	94,486

Total accounts receivable	1,271,343	1,174,256
Less allowance for doubtful accounts	48,998	54,010

Accounts receivable, net	$1,222,345	$1,120,246

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, VF does not retain any interests in the accounts receivable and removes them from the Consolidated Balance Sheets, but continues to service and collect outstanding accounts receivable on behalf of the financial institution. Accounts receivable at December 2012 and 2011 have been reduced by $127.4 million and $115.4 million, respectively, related to balances which have been sold under this program. During the years 2012 and 2011, VF sold a total of $1,278.0 million and $1,187.7 million, respectively, of accounts receivable at their stated amounts, less a funding fee charged by the financial institution. The funding fee is recorded in other income (expense), net and totaled $2.0 million in 2012, $2.0 million in 2011 and $1.8 million in 2010. Net proceeds of this program are classified in operating activities in the Consolidated Statement of Cash Flows.

Note D — Inventories

	2012	2011
	In thousands
Finished products	$1,099,229	$1,197,928
Work in process	98,191	86,902
Materials and supplies	156,738	168,815

Total inventories	$1,354,158	$1,453,645

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note E — Property, Plant and Equipment

	2012	2011
	In thousands
Land	$54,264	$53,138
Buildings and improvements	862,288	754,391
Machinery and equipment	1,066,865	1,022,510

Property, plant and equipment, at cost	1,983,417	1,830,039
Less accumulated depreciation and amortization	1,155,199	1,092,588

Property, plant and equipment, net	$828,218	$737,451

Assets under capital leases, primarily buildings and improvements, are included in property, plant and equipment at a cost of $42.7 million, less accumulated amortization of $18.9 million, at the end of 2012 and $43.6 million, less accumulated amortization of $16.2 million, at the end of 2011. Amortization expense for assets under capital leases is included in depreciation expense.

Property, plant and equipment at December 2011 included $22.6 million of land and buildings owned by an independent contractor during the construction of a VF facility. The purchase obligation representing the in-process portion of the construction was recorded in accrued liabilities at December 2011 (Note J). VF purchased these assets when the contractor completed construction in 2012.

Assets subject to a mortgage have a cost of $21.2 million, less accumulated depreciation of $2.4 million and $2.0 million at the end of 2012 and 2011, respectively. All other property, plant and equipment is unencumbered.

Note F — Intangible Assets

	Weighted
	Average			Net
	Amortization		Accumulated	Carrying
	Period	Cost	Amortization	Amount
	Dollars in thousands
December 2012
Amortizable intangible assets:
Customer relationships	19 years	$615,782	$173,336	$442,446
License agreements	24 years	183,854	68,112	115,742
Trademarks and other	8 years	15,944	7,196	8,748

Amortizable intangible assets, net				566,936
Indefinite-lived intangible assets:
Trademarks and trade names				2,350,122

Intangible assets, net				$2,917,058

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	Weighted
	Average			Net
	Amortization		Accumulated	Carrying
	Period	Cost	Amortization	Amount
	Dollars in thousands
December 2011
Amortizable intangible assets:
Customer relationships	19 years	$615,900	$138,083	$477,817
License agreements	24 years	183,704	59,465	124,239
Trademarks and other	8 years	19,364	7,430	11,934

Amortizable intangible assets, net				613,990
Indefinite-lived intangible assets:
Trademarks and trade names				2,344,473

Intangible assets, net				$2,958,463

Intangible assets are amortized using the following methods: customer relationships — accelerated methods; license agreements — accelerated and straight-line methods; trademarks and other — straight-line method. Amortization expense was $47.9 million in 2012, $41.7 million in 2011 and $39.4 million in 2010. Estimated amortization expense for the years 2013 through 2017 is $45.7 million, $44.1 million, $42.1 million, $40.8 million and $39.5 million, respectively.

Note G — Goodwill

Changes in goodwill are summarized by business segment as follows:

	Outdoor &				Contemporary
	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
	In thousands
Balance, December 2009	$574,879	$238,930	$56,703	$157,314	$339,854	$1,367,680
2010 acquisition	16,938	—	—	—	—	16,938
Impairment charges	—	—	—	—	(195,169)	(195,169)
Contingent consideration	(78)	—	—	—	—	(78)
Currency translation	(16,992)	(3,417)	—	—	(2,324)	(22,733)

Balance, December 2010	574,747	235,513	56,703	157,314	142,361	1,166,638
2011 acquisition	871,884	—	—	—	—	871,884
Contingent consideration	—	—	1,065	—	—	1,065
Currency translation	(9,035)	(7,092)	—	—	—	(16,127)

Balance, December 2011	1,437,596	228,421	57,768	157,314	142,361	2,023,460
Adjustments to purchase price allocation	(19,991)	—	—	—	—	(19,991)
Contingent consideration	—	—	979	—	—	979
Currency translation	4,887	422	—	—	—	5,309

Balance, December 2012	$1,422,492	$228,843	$58,747	$157,314	$142,361	$2,009,757

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In 2010, in connection with its annual impairment testing, VF recorded an impairment charge of $195.2 million to reduce the carrying value of goodwill in its 7 For All Mankind® business unit, which is part of the Contemporary Brands Coalition. Accumulated impairment charges as of December 2012 were $43.4 million, $58.5 million and $195.2 million related to the Outdoor & Action Sports, Sportswear and Contemporary Brands Coalitions, respectively. See Note T for additional information.

Note H — Other Assets

	2012	2011
	In thousands
Investments held for deferred compensation plans (Note M)	$191,177	$181,416
Other investments	15,067	15,177
Deferred income taxes (Note P)	27,170	29,304
Computer software, net of accumulated amortization of $57,362 in 2012 and $ 39,723 in 2011	70,886	50,189
Shop-in-shop costs, net of accumulated amortization of $49,319 in 2012 and $31,735 in 2011	33,944	33,157
Deferred debt issuance costs	13,240	15,326
Unrealized gains on hedging contracts (Note U)	2,524	7,252
Deposits	30,291	31,963
Other	44,106	42,024

Other assets	$428,405	$405,808

Investments held for deferred compensation plans consist of mutual funds and life insurance contracts. Mutual funds are classified as trading securities and carried at fair value. Life insurance contracts are carried at cash surrender value.

Note I — Short-term Borrowings

International lending arrangements, primarily short-term notes and accepted letters of credit, totaled $12.6 and $34.6 million at December 2012 and 2011, respectively. These arrangements are unsecured and had a weighted average interest rate of 7.3% and 11.3% at the end of December 2012 and 2011, respectively.

VF maintains a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) which supports the $1.25 billion U.S. commercial paper programs described below. The Global Credit Facility has a $750.0 million sublimit to borrow readily available non-U.S. dollar currencies and a $100.0 million letter of credit sublimit. The Global Credit Facility expires in December 2016 and VF may request two extensions of one year each, subject to stated terms and conditions. Borrowings under the Global Credit Facility are priced at a credit spread of 90 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 10 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.

The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated indebtedness to consolidated capitalization ratio, as defined therein, equal to or below 60%. If VF fails in the performance of any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. At the end of 2012, VF was in

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

compliance with all covenants, and the entire amount of the Global Credit Facility was available for borrowing, except for $19.7 million of standby letters of credit issued on behalf of VF.

VF has commercial paper programs that allow for borrowings up to $1.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were no commercial paper borrowings outstanding as of December 2012 and $247.1 million outstanding as of December 2011.

Note J — Accrued Liabilities

	2012	2011
	In thousands
Compensation	$184,434	$187,053
Deferred compensation (Note M)	28,224	25,613
Income taxes (Note P)	44,592	17,284
Deferred income taxes (Note P)	6,601	9,740
Other taxes	110,281	94,893
Advertising	41,725	38,880
Customer discounts and allowances	37,274	35,725
Interest	16,860	17,360
Unrealized losses on hedging contracts (Note U)	22,013	19,326
Insurance	20,377	21,118
Product warranty claims (Note L)	13,805	13,791
Pension liabilities (Note M)	8,742	7,965
Freight, duties, and postage	42,382	40,220
Construction obligation (Note E)	—	22,648
Other	176,832	192,870

Accrued liabilities	$754,142	$744,486

Note K — Long-term Debt

	2012	2011
	In thousands
Floating rate notes, due 2013	$400,000	$400,000
5.95% notes, due 2017	250,000	250,000
3.50% notes, due 2021	498,629	498,496
6.00% notes, due 2033	293,253	293,096
6.45% notes, due 2037	350,000	350,000
Other long-term debt	10,528	10,702
Capital leases	29,629	32,231

Total long-term debt	1,832,039	1,834,525
Less current portion	402,873	2,744

Long-term debt, due beyond one year	$1,429,166	$1,831,781

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Interest payments are due quarterly on the floating rate notes and semi-annually on all fixed rate notes. The floating rate notes bear interest at the three-month LIBOR rate plus .75%. This interest rate resets quarterly and was 1.06% at the end of 2012.

All notes, along with any amounts outstanding under the Global Credit Facility (Note I), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. At the end of 2012, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2013, 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest.

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

Capital leases relate primarily to buildings and improvements (Note E), expire at dates through 2021 and have an effective interest rate of 5.06%.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2012 are summarized as follows:

	Notes and Other	Capital Leases	Total
	In thousands
2013	$400,187	$4,123	$404,310
2014	200	4,123	4,323
2015	213	4,123	4,336
2016	9,928	4,345	14,273
2017	250,000	4,504	254,504
Thereafter	1,150,000	15,390	1,165,390

	1,810,528	36,608	1,847,136
Less unamortized debt discount	8,118	—	8,118
Less amounts representing interest	—	6,979	6,979

Total long-term debt	1,802,410	29,629	1,832,039
Less current portion	400,187	2,686	402,873

Long-term debt, due beyond one year	$1,402,223	$26,943	$1,429,166

Note L — Other Liabilities

	2012	2011
	In thousands
Deferred compensation (Note M)	$204,132	$196,443
Pension liabilities (Note M)	474,175	394,753
Income taxes (Note P)	121,516	118,091
Deferred income taxes (Note P)	366,804	415,852
Deferred rent liabilities	68,560	79,445
Product warranty claims	36,590	30,936
Unrealized losses on hedging contracts (Note U)	7,455	4,187
Other	66,786	50,431

Other liabilities	$1,346,018	$1,290,138

Activity relating to accrued product warranty claims is summarized as follows:

	2012	2011	2010
	In thousands
Balance, beginning of year	$44,727	$42,335	$41,473
Accrual for products sold during the year	17,769	15,749	11,436
Repair or replacement costs incurred	(12,427)	(12,911)	(9,397)
Currency translation	326	(446)	(1,177)

Balance, end of year	50,395	44,727	42,335
Less current portion (Note J)	13,805	13,791	12,334

Long-term portion	$36,590	$30,936	$30,001

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note M — Retirement and Savings Benefit Plans

VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to amend any aspect of the plans, or to curtail or discontinue any of the plans, subject to local regulations.

Defined Benefit Pension Plans

Defined benefit plans provide pension benefits based on compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time domestic employees employed before 2005 (the “domestic qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations (together, the “domestic plans”). The domestic plans comprise 93% of VF’s total defined benefit plan assets and projected benefit obligations at December 2012, and the remainder relates to defined benefit plans covering selected international employees.

The components of pension cost for all of VF’s defined benefit plans were as follows:

	2012	2011	2010
	In thousands
Service cost — benefits earned during the year	$23,198	$20,867	$18,085
Interest cost on projected benefit obligations	77,013	78,859	76,691
Expected return on plan assets	(80,619)	(89,689)	(76,846)
Amortization of deferred amounts:
Net deferred actuarial losses	69,744	43,088	45,731
Deferred prior service cost	3,357	3,453	3,948

Total pension expense	$92,693	$56,578	$67,609

The following actuarial assumptions were used to determine pension expense for the domestic plans:
Discount rate	5.10%	5.65%	6.05%
Expected long-term return on plan assets	7.50%	7.75%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following provides a reconciliation of the changes in fair value of all of VF’s defined benefit plan assets and projected benefit obligations for each year, and the funded status at the end of each year:

	2012	2011
	In thousands
Fair value of plan assets, beginning of year	$1,144,178	$1,211,588
Actual return on plan assets	146,079	4,029
VF contributions	112,892	10,232
Participant contributions	2,677	2,455
Benefits paid	(76,813)	(82,787)
Currency translation	3,198	(1,339)

Fair value of plan assets, end of year	1,332,211	1,144,178

Projected benefit obligations, beginning of year	1,546,896	1,418,960
Service cost	23,198	20,867
Interest cost	77,013	78,859
Participant contributions	2,677	2,455
Actuarial loss	243,766	110,254
Benefits paid	(76,813)	(82,787)
Plan amendments	(5,518)	—
Currency translation	3,909	(1,712)

Projected benefit obligations, end of year	1,815,128	1,546,896

Funded status, end of year	$(482,917)	$(402,718)

	2012	2011
	Dollars in thousands
Amounts included in Consolidated Balance Sheets:
Current liabilities (Note J)	$(8,742)	$(7,965)
Noncurrent liabilities (Note L)	(474,175)	(394,753)

Funded status	$(482,917)	$(402,718)

Accumulated other comprehensive loss:
Net deferred actuarial losses	$676,373	$567,864
Deferred prior service cost	7,525	15,176

	$683,898	$583,040

Accumulated benefit obligations	$1,751,741	$1,498,583

Assumptions used to determine obligations for domestic plans:
Discount rate	4.05%	5.10%
Rate of compensation increase	4.00%	4.00%

Accumulated benefit obligations at any measurement date are the present value of vested and unvested pension benefits earned, without projection to future periods. Projected benefit obligations are the present value of vested and unvested pension benefits earned, considering projected future compensation increases.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Deferred actuarial losses result from differences between expected amounts for a year using actuarial assumptions and the actual results for that year. These amounts are deferred as a component of accumulated OCI and amortized to pension expense in future years as follows: amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets and (ii) 20% of projected benefit obligations are amortized over the expected average remaining years of service of active participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. Deferred prior service costs are also recorded in accumulated OCI and amortized to pension expense in future years. The estimated amounts of accumulated OCI to be amortized to pension expense in 2013 are $85.3 million of deferred actuarial losses and $1.1 million of deferred prior service costs.

Management’s investment objective for the domestic qualified plan is to invest the plan assets in a diversified portfolio of securities to provide long-term growth, minimize the volatility of the value of plan assets relative to plan liabilities, and to ensure plan assets are sufficient to pay the benefit payment obligations. Investment strategies focus on diversification among multiple asset classes, a balance of long-term investment return at an acceptable level of risk, and liquidity to meet benefit payments. In March 2012, the investment strategy of the domestic qualified plan was modified to more closely align the plan assets with the plan liabilities, and to implement dynamic asset allocation targets dependent upon changes in the plan’s funded ratio, capital market expectations, and risk tolerance. At the end of 2012, the target asset allocation of the domestic qualified plan was 45% fixed income and 55% return-seeking investments (including equities and alternative investments such as commodities, hedge funds, and real estate).

Plan assets for the domestic qualified plan are primarily composed of common collective trust funds which invest in liquid securities diversified across equity, fixed income, real estate and other asset classes. Fund assets are allocated among independent investment managers who have full discretion to manage their portion of the fund’s assets, subject to strategy and risk guidelines established with each manager. The overall strategy, the resulting allocations of plan assets and the performance of funds and individual investment managers are continually monitored. Derivative instruments may be used by investment managers for hedging purposes to gain exposure to alternative asset classes through the futures markets. There are no investments in VF debt or equity securities and no significant concentrations of security risk.

The expected long-term rate of return on plan assets for the domestic qualified plan was based on an evaluation of the weighted average of the expected returns for the major asset classes in which the plans invest. Expected returns by asset class were developed through analysis of historical market returns, current market conditions, inflation expectations, and equity and credit risks. Inputs from various investment advisors on long-term capital market returns and other variables were also considered where appropriate.

The fair value of investments held by all of VF’s defined benefit plans at December 2012 and 2011, by asset class, is summarized below. See Note T for a description of the three levels of the fair value measurement hierarchy. Level 2 securities generally represent institutional funds measured at their daily net asset value derived from quoted prices of the underlying investments.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	Total Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	In thousands
December 2012
Cash equivalents(a)	$119,962	$1,837	$118,125	$—
Equity securities:
Domestic	314,052	—	314,052	—
International	344,840	—	344,840	—
Fixed income securities:
U.S. Treasury and government agencies	39,361	39,331	30	—
Corporate and international bonds	432,410	—	432,410	—
Real estate	45,922	—	45,922	—
Insurance contracts	34,843	—	34,843	—
Commodities(b)	821	821	—	—

	$1,332,211	$41,989	$1,290,222	$—

December 2011
Cash equivalents(a)	$38,200	$6,086	$32,114	$—
Equity securities:
Domestic	330,663	329,455	1,208	—
International	229,580	101,452	128,128	—
Fixed income securities:
U.S. Treasury and government agencies	132,696	114,026	18,670	—
Corporate and international bonds	393,884	—	393,884	—
Real estate	38,512	38,512	—	—
Insurance contracts	28,779	—	28,779	—
Commodities(b)	(236)	(236)	—	—
Payable for securities(c)	(47,900)	—	(47,900)	—

	$1,144,178	$589,295	$554,883	$—

(a)

Includes cash held by individual investment managers of other asset classes for liquidity purposes. Level 2 includes an institutional fund that invests primarily in short-term U.S. government securities.

(b)	Consists of derivative commodity futures.
(c)	Represents payable for purchased securities not yet settled.

VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as considered prudent. VF made a $100.0 million discretionary contribution to the domestic qualified plan during 2012 and an additional $100.0 million discretionary contribution in January 2013. VF does not currently plan to make any additional contributions to the domestic qualified plan during 2013, but will continue to evaluate whether discretionary contributions would be appropriate. VF intends to make contributions totaling approximately $19.9 million to its other defined benefit plans during 2013. The estimated future benefit payments for all of VF’s defined benefit plans are approximately

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

$75.8 million in 2013, $80.4 million in 2014, $83.3 million in 2015, $86.3 million in 2016, $89.4 million in 2017 and $501.1 million for the years 2018 through 2022.

Deferred Compensation Plans

VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Expense under this plan was $4.7 million in 2012, $4.3 million in 2011 and $3.9 million in 2010. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds, a fixed income fund and VF Common Stock. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. Similarly, under a separate nonqualified plan, nonemployee members of the Board of Directors may defer their Board compensation and invest it in hypothetical shares of VF Common Stock. VF also has remaining obligations under deferred compensation plans of acquired companies. At December 2012, VF’s liability to participants under all deferred compensation plans was $232.3 million, of which $28.2 million was recorded in accrued liabilities (Note J) and $204.1 million was recorded in other liabilities (Note L).

VF has purchased (i) publicly traded mutual funds, a fixed income fund and VF Common Stock in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities (other than VF Common Stock) and earnings thereon, are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At December 2012, the fair value of investments held for all deferred compensation plans was $217.2 million, of which $26.0 million was recorded in other current assets and $191.2 million was recorded in other assets (Note H). The VF Common Stock purchased to match participant-directed hypothetical investments is treated for financial reporting purposes as treasury stock (Note N), which is the primary reason for the difference in carrying value of the investment securities and the recorded deferred compensation liabilities. Realized and unrealized gains and losses on these investments (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.

Other Retirement and Savings Plans

VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $18.7 million in 2012, $16.9 million in 2011 and $14.6 million in 2010.

Note N — Capital and Accumulated Other Comprehensive Income (Loss)

Common Stock

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During 2012, VF restored 19,000,000 shares of treasury stock to an unissued status. There were 2,530,401 treasury shares at the end of 2012, 19,289,690 at the end of 2011 and 19,099,644 at the end of 2010. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from retained earnings.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In addition, 187,456 shares of Common Stock at the end of 2012, 238,275 shares at the end of 2011 and 246,860 shares at the end of 2010 were held in connection with deferred compensation plans (Note M). These shares, having a cost of $8.8 million, $11.0 million and $10.7 million at the respective dates, are treated as treasury shares for financial reporting purposes.

Accumulated Other Comprehensive Income (Loss)

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

	2012	2011
	In thousands
Foreign currency translation	$(4,068)	$(51,159)
Defined benefit pension plans	(420,538)	(356,693)
Derivative financial instruments	(29,430)	(14,167)
Marketable securities	141	542

Accumulated other comprehensive income (loss)	$(453,895)	$(421,477)

Note O — Stock-based Compensation

VF is authorized to grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers, key employees and nonemployee members of VF’s Board of Directors under the amended and restated 1996 Stock Compensation Plan approved by stockholders. All stock-based compensation awards are classified as equity awards, which are accounted for in stockholders’ equity in the Consolidated Balance Sheets. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. Awards that do not vest are forfeited. VF has elected to compute income tax benefits associated with stock option awards under the short cut method as allowed by the applicable accounting literature. Total stock-based compensation cost and the related income tax benefits recognized in the Consolidated Statements of Income were $92.8 million and $34.2 million in 2012, $76.7 million and $28.2 million in 2011 and $63.5 million and $23.4 million in 2010, respectively. Stock-based compensation cost capitalized as part of inventory was $0.2 million in December 2012 and $0.3 million at December 2011. At the end of 2012, there was $46.5 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of one year.

At the end of 2012, there were 9,388,241 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock Options

Stock options are granted with an exercise price equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years, and compensation cost is recognized ratably over the vesting period. Stock options granted to members of the Board of Directors become exercisable one year from the date of grant. All options have ten year terms. The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	2012	2011	2010
Expected volatility	27% to 31%	27% to 38%	24% to 39%
Weighted average expected volatility	30%	34%	35%
Expected term (in years)	5.6 to 7.5	5.6 to 7.5	5.5 to 7.6
Dividend yield	2.5%	3.1%	3.7%
Risk-free interest rate	0.1% to 2.1%	0.2% to 3.5%	0.2% to 3.7%
Weighted average grant date fair value	$33.44	$25.12	$18.46

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

Stock option activity for 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 2011	4,801,101	$72.62
Granted	870,195	145.59
Exercised	(1,280,531)	63.22
Forfeited/cancelled	(80,206)	108.75

Outstanding, December 2012	4,310,559	89.48	6.7	$253,525

Exercisable, December 2012	2,541,943	$71.52	5.6	$195,141

The total fair value of stock options vested during 2012, 2011 and 2010 was $20.4 million, $20.6 million and $22.7 million, respectively. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $112.9 million, $113.5 million and $61.6 million, respectively.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units

VF has granted performance-based RSUs to key employees as a long-term incentive. These RSUs enable the recipients to receive shares of VF Common Stock at the end of a three year period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Beginning with grants made in 2012, the actual number of shares earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three year period compares to the TSR for companies included in the Standard & Poor’s 500 index. Shares are issued to participants in the year following the conclusion of each three year performance period.

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

Dividend equivalents, payable in additional shares of VF Common Stock, accrue without compounding on the RSUs and are subject to the same risks of forfeiture as the RSUs.

RSU activity for 2012 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 2011	821,211	$73.11	152,760	$99.57
Granted	195,290	145.47	10,345	142.09
Issued as Common Stock	(312,791)	57.51	(25,760)	83.54
Forfeited/cancelled	(16,451)	114.81	(3,000)	130.37

Outstanding, December 2012	687,259	99.77	134,345	105.23

Vested, December 2012	414,305	86.73	4,345	145.58

The weighted average fair value of performance-based RSUs granted during 2012, 2011 and 2010 was $145.47, $95.76 and $72.11, respectively, which was equal to the market value of the underlying VF Common Stock on the grant date. The total market value of awards outstanding at the end of 2012 was $101.9 million. Awards earned and vested for the three year performance period ended in 2012 and distributable in early 2013 totaled 540,217 shares of VF Common Stock having a value of $82.1 million, as approved by the Compensation Committee of the Board of Directors. Similarly, 526,164 shares of VF Common Stock with a value of $74.6 million were earned for the performance period ended in 2011, and 314,705 shares of VF Common Stock with a value of $27.2 million were earned for the performance period ended in 2010.

The weighted average grant date fair value of each nonperformance-based RSU granted during 2012, 2011 and 2010 was $142.09, $114.31 and $84.01, respectively, which was equal to the market value of the underlying VF Common Stock. The total market value of awards outstanding at the end of 2012 was $20.7 million.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock

VF has granted restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares, equal to the market value of VF Common Stock at the grant date, is recognized ratably over the vesting period. Restricted shares are issued in the name of the employee but generally do not vest until four years after the date of grant. Dividends are payable in additional restricted shares when the restricted stock vests and are subject to the same risk of forfeiture as the restricted stock.

Restricted stock activity for 2012 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, December 2011	180,337	$93.41
Granted	12,500	140.54
Dividend equivalents	3,443	149.12
Vested	(16,802)	76.98
Forfeited	(9,368)	97.27

Nonvested shares, December 2012	170,110	99.41

Nonvested shares of restricted stock had a market value of $25.2 million at the end of 2012. The market value of the shares vested during 2012 was $2.5 million.

Note P — Income Taxes

The provision for income taxes was computed based on the following amounts of income before income taxes:

	2012	2011	2010
	In thousands
Domestic	$663,380	$582,198	$417,906
Foreign	758,495	582,545	332,306

Income before income taxes	$1,421,875	$1,164,743	$750,212

The provision for income taxes consisted of:

	2012	2011	2010
	In thousands
Current:
Federal	$231,282	$193,433	$188,072
Foreign	100,635	57,738	53,260
State	24,617	34,046	27,436

	356,534	285,217	268,768
Deferred:
Federal and state	(13,999)	(7,955)	(90,951)
Foreign	(6,798)	(2,912)	(1,117)

Income taxes	$335,737	$274,350	$176,700

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense in the consolidated financial statements are as follows:

	2012	2011	2010
	In thousands
Tax at federal statutory rate	$497,656	$407,660	$262,574
State income taxes, net of federal tax benefit	24,304	23,147	15,968
Foreign rate differences	(165,318)	(144,327)	(100,712)
Change in valuation allowance	(33,060)	(12,126)	6,531
Tax credits	—	(8,454)	(11,336)
Other	12,155	8,450	3,675

Income taxes	$335,737	$274,350	$176,700

Foreign rate differences include $14.8 million in tax benefits in 2012, $1.6 million in 2011 and $5.6 million in 2010 from the favorable audit outcomes on certain tax matters and from expiration of statutes of limitations. 2010 foreign rate differences also include $13.0 million of tax benefits for refund claims related to prior years’ tax filings in a foreign jurisdiction.

VF has been granted a lower effective income tax rate on taxable earnings for years 2010 through 2014 in a foreign jurisdiction based on investment and employment level requirements. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $6.3 million ($0.06 per diluted share) in 2012, $6.2 million ($0.06 per diluted share) in 2011 and $6.0 million ($0.05 per diluted share) in 2010. In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction for the period 2010 through 2019. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $8.1 million ($0.07 per diluted share) in 2012, $5.5 million ($0.05 per diluted share) in 2011 and $4.5 million ($0.04 per diluted share) in 2010.

Additionally, income tax expense in 2011 and 2010 included $8.5 million and $7.5 million, respectively, of tax credits related to prior years.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consisted of the following:

	2012	2011
	In thousands
Deferred income tax assets:
Inventories	$13,237	$21,489
Employee compensation and benefits	365,412	321,353
Other accrued expenses	167,230	160,885
Operating loss carryforwards	125,436	156,380
Capital loss carryforwards	2,649	18,558

	673,964	678,665
Valuation allowance	(99,703)	(151,556)

Deferred income tax assets	574,261	527,109

Deferred income tax liabilities:
Intangible assets	775,049	776,816
Other deferred liabilities	2,939	25,347
Foreign currency translation	1,993	14,517

Deferred income tax liabilities	779,981	816,680

Net deferred income tax assets (liabilities)	$(205,720)	$(289,571)

Amounts included in Consolidated Balance Sheets:
Current assets	$140,515	$106,717
Current liabilities	(6,601)	(9,740)
Noncurrent assets	27,170	29,304
Noncurrent liabilities	(366,804)	(415,852)

	$(205,720)	$(289,571)

As of the end of 2012, VF has not provided deferred taxes on $1,938.9 million of undistributed earnings from international subsidiaries where the earnings are considered to be permanently reinvested. VF’s intent is to continue to reinvest these earnings to support the strategic priority for growth in international markets. If management decides at a later date to repatriate these funds to the U.S., VF would be required to provide taxes on these amounts based on applicable U.S. tax rates net of foreign taxes already paid. VF has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

VF has potential tax benefits totaling $106.2 million for foreign operating loss carryforwards, of which $92.9 million have an unlimited carryforward life. In addition, there are $7.0 million of potential tax benefits for federal operating loss carryforwards that expire between 2017 and 2027, $12.3 million of benefits for state operating loss carryforwards that expire between 2013 and 2029 and $2.6 million of benefits for federal capital loss carryforwards that expire between 2013 and 2014. Some of the foreign and substantially all of the federal and state operating loss carryforward amounts relate to acquired companies for periods prior to their acquisition by VF. A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Valuation allowances totaled $85.9 million for available foreign operating loss carryforwards, $5.2 million for available state operating loss carryforwards, $2.6 million for federal capital loss carryforwards and $6.0 million for other foreign deferred income tax assets. During 2012, VF had a net decrease in valuation allowances of $17.3 million related to foreign operating loss carryforwards and other deferred tax assets, a decrease of $13.3 million related to federal operating loss carryforwards, a decrease of $2.8 million related to state operating loss carryforwards, a decrease of $15.6 million related to federal capital loss caryforwards, and a decrease of $2.9 million related to foreign currency translation effects. Of the $51.9 million decrease in valuation allowances, $18.0 million relates to the release of valuation allowance in jurisdictions where management believes it is more likely than not that the underlying deferred tax assets are realizable, $15.0 million relates to the utilization of capital loss carryforwards primarily due to the sale of a business (see Note B), $2.9 million relates to foreign currency effects, and $16.0 relates primarily to the write off of deferred taxes in jurisdictions where laws limit the future utilization of certain operating loss carryforwards.

A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

	Unrecognized Income Tax Benefits	Accrued Interest	Unrecognized Income Tax Benefits, Including Interest
	In thousands
Balance, December 2009	$41,878	$8,579	$50,457
Additions for current year tax positions	8,460	377	8,837
Additions for prior year tax positions	15,053	2,229	17,282
Reductions for prior year tax positions	(214)	(200)	(414)
Reductions due to statute expirations	(5,315)	(409)	(5,724)
Payments in settlement	(1,573)	(746)	(2,319)
Currency translation	(721)	—	(721)

Balance, December 2010	57,568	9,830	67,398
Additions for current year tax positions	14,862	4	14,866
Additions for prior year tax positions	12,038	6,661	18,699
Additions for prior year — Timberland acquisition	48,077	1,792	49,869
Reductions for prior year tax positions	(13,975)	(570)	(14,545)
Reductions due to statute expirations	(6,748)	(4,006)	(10,754)
Payments in settlement	(6,951)	(579)	(7,530)
Currency translation	88	—	88

Balance, December 2011	104,959	13,132	118,091
Additions for current year tax positions	18,930	—	18,930
Additions for prior year tax positions	39,616	6,199	45,815
Reductions for prior year — Timberland acquisition	(5,707)	151	(5,556)
Reductions for prior year tax positions	(19,678)	(2,314)	(21,992)
Reductions due to statute expirations	(2,765)	(207)	(2,972)
Payments in settlement	(313)	(140)	(453)
Currency translation	252	—	252

Balance, December 2012	$135,294	$16,821	$152,115

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	2012	2011
	In thousands
Amounts included in Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest	$152,115	$118,091
Less deferred tax benefit	34,990	15,368

Total unrecognized tax benefits	$117,125	$102,723

The net unrecognized tax benefits and interest of $117.1 million at the end of 2012, if recognized, would reduce the annual effective tax rate.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) examination for tax years 2007, 2008 and 2009 was completed in 2012. VF has appealed the results of the 2007 to 2009 examination to the IRS Appeals office. Tax years prior to 2007 have been effectively settled with the IRS, with the exception of outstanding refund claims. VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years to ensure VF’s provision for income taxes is sufficient. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $45.2 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $16.5 million of which would reduce income tax expense.

Note Q — Business Segment Information

VF’s businesses are grouped by product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments, as described below:

• Outdoor & Action Sports	Activity based apparel and footwear, backpacks, bags, and technical equipment

• Jeanswear	Jeanswear and related products

• Imagewear	Occupational apparel and licensed athletic apparel

• Sportswear	Fashion sportswear

• Contemporary Brands	Premium lifestyle apparel

• Other	Primarily sales of non-VF products at VF Outlet® stores

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

Corporate costs (other than allocated costs directly related to the coalitions), impairment charges and net interest expense are not controlled by coalition management and therefore are excluded from the measurement of coalition profit. Corporate and other expenses consists of corporate headquarters expenses that are not allocated

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

to the coalitions (including compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general) and other expenses related to but not allocated to the coalitions for internal management reporting (including a portion of defined benefit pension costs, development costs for management information systems, costs of registering, maintaining and enforcing certain of VF’s trademarks, adjustments for the LIFO method of inventory valuation (prior to 2011) and miscellaneous consolidated costs). Defined benefit pension plans in the United States are centrally managed. The current year service cost component of pension cost is allocated to the coalitions, while other cost components are reported in corporate and other expenses.

Coalition assets, for internal management purposes, are those used directly in or resulting from the operations of each business unit, such as accounts receivable, inventories and property, plant and equipment. Corporate assets primarily include corporate facilities, investments held in trust for deferred compensation plans and information systems.

Financial information for VF’s reportable segments is as follows:

	2012	2011	2010
	In thousands
Coalition revenues:
Outdoor & Action Sports	$5,866,071	$4,561,998	$3,204,657
Jeanswear	2,789,293	2,731,770	2,537,591
Imagewear	1,075,677	1,025,214	909,402
Sportswear	577,317	543,515	497,773
Contemporary Brands	445,960	485,142	438,741
Other	125,537	111,593	114,425

Total revenues	$10,879,855	$9,459,232	$7,702,589

Coalition profit:
Outdoor & Action Sports(a)	$1,019,425	$828,228	$636,720
Jeanswear	466,960	413,187	431,942
Imagewear	145,053	145,655	111,174
Sportswear	72,978	56,312	52,354
Contemporary Brands	49,182	35,860	14,046
Other	(232)	(1,024)	(61)

Total coalition profit	1,753,366	1,478,218	1,246,175
Impairment of goodwill and trademarks(b)	—	—	(201,738)
Corporate and other expenses(a)	(241,239)	(240,675)	(218,823)
Interest, net	(90,252)	(72,800)	(75,402)

Income before income taxes	$1,421,875	$1,164,743	$750,212

(a)

2012 amounts included $30.8 million of expenses related to the acquisition of Timberland, reported in: Outdoor & Action Sports — $22.1 million and Corporate — $8.7 million. 2011 related amounts included $33.5 million of expenses reported in: Outdoor & Action Sports — $23.7 million and Corporate — $9.8 million.

(b)	Goodwill and trademark impairment charges totaling $201.7 million in 2010 related to Contemporary Brands. See Notes G and T.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	2012	2011	2010
	In thousands
Coalition assets:
Outdoor & Action Sports	$1,944,822	$1,762,774	$954,441
Jeanswear	870,302	898,733	841,865
Imagewear	341,588	356,782	319,179
Sportswear	131,393	128,823	127,567
Contemporary Brands	172,564	195,528	181,399
Other	66,774	63,262	61,065

Total coalition assets	3,527,443	3,405,902	2,485,516
Cash and equivalents	597,461	341,228	792,239
Intangible assets and goodwill	4,926,815	4,981,923	2,657,563
Deferred income taxes	167,685	136,021	106,743
Corporate assets	413,617	448,052	415,495

Consolidated assets	$9,633,021	$9,313,126	$6,457,556

Capital expenditures:
Outdoor & Action Sports	$155,522	$90,381	$49,658
Jeanswear	67,239	21,076	19,906
Imagewear	4,967	5,318	2,843
Sportswear	5,279	5,902	3,770
Contemporary Brands	6,766	16,534	10,975
Other	5,418	5,370	5,627
Corporate	6,749	26,313	18,861

	$251,940	$170,894	$111,640

Depreciation and amortization expense:
Outdoor & Action Sports	$114,483	$83,559	$62,563
Jeanswear	39,520	41,207	34,304
Imagewear	11,733	11,513	12,055
Sportswear	11,639	12,072	12,155
Contemporary Brands	24,915	26,590	32,864
Other	5,517	4,122	3,638
Corporate	30,149	19,672	15,817

	$237,956	$198,735	$173,396

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Supplemental information (with revenues by geographic area based on the location of the customer) is as follows:

	2012	2011	2010
	In thousands
Total revenues:
United States	$6,903,269	$6,220,933	$5,411,533
Foreign, primarily Europe	3,976,586	3,238,299	2,291,056

	$10,879,855	$9,459,232	$7,702,589

Property, plant and equipment:
United States	$513,282	$521,838	$446,718
Foreign, primarily Europe	314,936	215,613	156,190

	$828,218	$737,451	$602,908

Sales to Wal-Mart Stores, Inc., primarily by the Jeanswear Coalition, comprised 8% of total revenues in 2012, 9% in 2011 and 10% in 2010.

Note R — Commitments

VF is obligated under noncancelable operating leases related primarily to retail stores, office space, distribution facilities and equipment. Rent expense included in the Consolidated Statements of Income was as follows:

	2012	2011	2010
	In thousands
Minimum rent expense	$292,632	$233,845	$181,190
Contingent rent expense	35,622	14,625	6,828

Rent expense	$328,254	$248,470	$188,018

Future minimum lease payments are $298.0 million, $256.2 million, $213.5 million, $164.4 million and $136.4 million for the years 2013 through 2017, respectively, and $277.9 million thereafter. In addition, VF will receive total payments of $5.0 million over the period of a noncancelable sublease through 2016.

VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in cost of goods sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $62.4 million, $91.9 million, $31.0 million, $32.7 million and $31.2 million for the years 2013 through 2017, respectively, and none thereafter.

In the ordinary course of business, VF has entered into purchase commitments for raw materials, contract production and finished products. These agreements, typically ranging from 2 to 6 months in duration, require total payments of $1.1 billion in 2013. In addition, VF has a remaining commitment to purchase $37.5 million of finished product, with a minimum of $15 million per year, in connection with the sale of a business in a prior year.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $144.7 million, $30.2 million, $13.5 million, and $6.7 million for the years 2013 through 2016, respectively, and none thereafter.

Surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs totaled $91.1 million as of December 2012. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.

Note S — Earnings Per Share

	2012	2011	2010
	In thousands, except per share amounts
Earnings per share — basic:
Net income	$1,086,138	$890,393	$573,512
Net income attributable to noncontrolling interests	(139)	(2,304)	(2,150)

Net income attributable to VF Corporation	$1,085,999	$888,089	$571,362

Weighted average Common Stock outstanding	109,823	109,287	108,764

Earnings per share attributable to VF Corporation common stockholders	$9.89	$8.13	$5.25

Earnings per share — diluted:
Net income attributable to VF Corporation	$1,085,999	$888,089	$571,362

Weighted average Common Stock outstanding	109,823	109,287	108,764
Incremental shares from stock options and other dilutive securities	2,081	2,001	1,564

Adjusted weighted average Common Stock outstanding	111,904	111,288	110,328

Earnings per share attributable to VF Corporation common stockholders	$9.70	$7.98	$5.18

Outstanding options to purchase 0.6 million shares, 0.5 million shares, and 1.9 million shares of Common Stock were excluded from the computations of diluted earnings per share in 2012, 2011 and 2010, respectively, because the effect of their inclusion would have been antidilutive. In addition, 0.4 million restricted stock units in 2012 and 0.5 million restricted stock units in 2011 and 2010 were excluded from the computations of diluted earnings per share because these units have not been earned yet in accordance with the vesting conditions of the plan.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note T — Fair Value Measurements

Financial assets and financial liabilities measured and reported at fair value are classified in a three level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:

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

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

		Fair Value Measurement Using (a)
	Total Fair Value	Level 1	Level 2	Level 3
	In thousands
December 2012
Financial assets:
Cash equivalents:
Money market funds	$181,635	$181,635	$—	$—
Time deposits	17,042	17,042	—	—
Derivative instruments	16,153	—	16,153	—
Investment securities	188,307	157,230	31,077	—
Other marketable securities	4,513	4,513	—	—
Financial liabilities:	—
Derivative instruments	29,468	—	29,468	—
Deferred compensation	230,733	—	230,733	—
December 2011
Financial assets:
Cash equivalents:
Money market funds	$117	$117	$—	$—
Time deposits	89,585	89,585	—	—
Derivative instruments	46,328	—	46,328	—
Investment securities	175,225	144,391	30,834	—
Other marketable securities	4,913	4,913	—	—
Financial liabilities:
Derivative instruments	23,513	—	23,513	—
Deferred compensation	220,056	—	220,056	—

(a)	There were no transfers among the levels within the fair value hierarchy during 2012 or 2011.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2012 and 2011, their carrying values approximated their fair values. Additionally, at December 2012 and 2011, the carrying value of VF’s long-term debt, including the current portion, was $1,832.0 million and $1,834.5 million, respectively, compared with fair value of $2,111.4 million and $2,079.5 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Nonrecurring Fair Value Measurements

Goodwill and indefinite-lived intangible assets are tested for possible impairment at least annually. No impairment charges were required as a result of the 2012 or 2011 impairment tests. During the 2010 impairment test, management concluded that the carrying value of goodwill in the 7 For All Mankind® business unit exceeded its fair value and, accordingly, recorded an impairment charge of $195.2 million to write down the goodwill to its implied fair value (Note G). Management also concluded that the carrying value of the 7 For All Mankind® trademark intangible asset exceeded its fair value and, accordingly, recorded an impairment charge of $6.6 million to write down the asset to its fair value. At the end of 2012, the 7 For All Mankind® business unit had no remaining amounts of goodwill and $302.2 million of trademark intangible assets.

These nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was an income methodology based on management’s estimates of forecasted future cash flows for each business unit, discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. For trademark intangible assets, management used the income-based relief-from-royalty valuation method in which fair value is the discounted value of forecasted royalty revenues arising from a trademark using a royalty rate that an independent party would pay for use of that trademark.

Management’s assumptions at each valuation date were based on analysis of current and expected economic conditions and updated strategic plans for each business unit. Assumptions used were similar to those that would be used by market participants performing valuations of these business units.

Note U — Derivative Financial Instruments and Hedging Activities

Summary of Derivative Instruments

All of VF’s outstanding derivative instruments are forward foreign exchange contracts. Most derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, but a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. Additionally, some derivative instruments that are cash flow hedges of forecasted third party sales are dedesignated as hedges near the end of their term and do not qualify for hedge accounting after the date of dedesignation. The notional amounts of outstanding derivative contracts at December 2012 and December 2011 were $1.9 billion and $1.5 billion, respectively, consisting of contracts hedging primarily exposures to the euro, British pound, Canadian dollar, Mexican peso, Polish zloty, and Japanese yen. Derivative contracts have maturities up to 24 months.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses
	December 2012	December 2011	December 2012	December 2011
	In thousands
Foreign exchange contracts designated as hedging instruments	$15,847	$45,071	$27,267	$22,406
Foreign exchange contracts dedesignated as hedging instruments	15	1,245	2,160	930
Foreign exchange contracts not designated as hedging instruments	291	12	41	177

Total derivatives	$16,153	$46,328	$29,468	$23,513

Outstanding derivatives have been included in the Consolidated Balance Sheets and classified as current or noncurrent based on maturity dates, as follows:

	December 2012	December 2011
	In thousands
Other current assets	$13,629	$39,076
Accrued liabilities (current)	(22,013)	(19,326)
Other assets (noncurrent)	2,524	7,252
Other liabilities (noncurrent)	(7,455)	(4,187)

Cash Flow Hedge Strategies and Accounting Policies

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs and intercompany royalties. As discussed below in Derivative Contracts Dedesignated as Hedges, some cash flow hedges of forecasted sales to third parties are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI
	2012	2011	2010
	In thousands
Foreign exchange	$(9,555)	$6,707	$14,042
Interest rate	—	(48,266)	—

Total	$(9,555)	$(41,559)	$14,042

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Location of Gain (Loss) Reclassified From Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	2012	2011	2010
	In thousands
Net sales	$(6,569)	$6,525	$(5,907)
Cost of goods sold	22,470	(16,958)	10,328
Other income (expense), net	3,704	(8,441)	2,186
Interest expense	(3,722)	(2,424)	116

Total	$15,883	$(21,298)	$6,723

Fair Value Hedges

VF enters into derivative contracts to hedge intercompany balances between related parties having different functional currencies. Effective January 1, 2012, VF discontinued its historical practice of designating these types of derivative contracts as hedge relationships. Accordingly, gains (losses) related to these derivatives are included in the disclosure of Derivative Contracts Not Designated as Hedges during 2012. VF’s Consolidated Statements of Income included the following effects related to designated fair value hedging:

Fair Value Hedging Relationships		Gain (Loss) on Derivatives and Related Hedged Items Recognized in Income
	Location of Gain (Loss)	2012	2011	2010
		In thousands
Foreign exchange	Other income (expense), net	$—	$2,413	$17,914
Advances—intercompany	Other income (expense), net	—	(3,329)	(18,041)

Derivative Contracts Dedesignated as Hedges

As previously noted, cash flow hedges of some forecasted sales to third parties are dedesignated as hedges when the sales are recognized. At that time, hedge accounting is discontinued and the amount of unrealized hedging gain or loss is recognized in net sales. These derivatives remain outstanding as an economic hedge of foreign currency exposures related to the ultimate collection of the trade receivables, during which time changes in the fair value of the derivative contracts are recognized directly in earnings. During 2012, 2011, and 2010, VF recorded net losses of $1.6 million, $1.7 million and $3.3 million, respectively, in other income (expense), net for derivatives dedesignated as hedging instruments.

Derivative Contracts Not Designated as Hedges

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

Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		2012	2011	2010
		In thousands
Foreign exchange	Other income (expense), net	$1,443	$3,995	$—

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the years ended December 2012, 2011 and 2010.

At December 2012, accumulated OCI included $5.3 million of pretax net deferred losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI related to the contracts was $39.5 million at December 2012, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments.

Note V — Supplemental Cash Flow Information

	2012	2011	2010
	In thousands
Income taxes paid, net of refunds	$282,006	$205,333	$262,802
Interest paid	88,001	66,775	81,083
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	33,582	22,648	—

Note W — Subsequent Events

VF’s Board of Directors declared a regular quarterly cash dividend of $0.87 per share, payable on March 18, 2013 to shareholders of record on March 8, 2013. The Board of Directors also granted approximately 885,000 stock options, 185,000 performance-based RSUs, 39,000 nonperformance-based RSUs and 75,000 shares of restricted VF Common Stock at market value.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note X — Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	In thousands, except per share amounts
2012(a)
Total revenues	$2,556,455	$2,141,786	$3,148,354	$3,033,260	$10,879,855
Operating income	314,102	163,985	536,892	450,288	1,465,267
Net income attributable to VF Corporation	215,216	155,297	381,318	334,168	1,085,999
Earnings per share attributable to VF Corporation common stockholders:
Basic	$1.95	$1.42	$3.48	$3.04	$9.89
Diluted	1.91	1.40	3.42	2.98	9.70
Dividends per common share	$0.72	$0.72	$0.72	$0.87	$3.03
2011(b)
Total revenues	$1,958,799	$1,840,123	$2,750,071	$2,910,239	$9,459,232
Operating income	274,643	188,671	430,118	351,359	1,244,791
Net income attributable to VF Corporation	200,703	129,368	300,700	257,318	888,089
Earnings per share attributable to VF Corporation common stockholders:
Basic	$1.85	$1.19	$2.74	$2.33	$8.13
Diluted	1.82	1.17	2.69	2.28	7.98
Dividends per common share	$0.63	$0.63	$0.63	$0.72	$2.61
2010(c)
Total revenues	$1,749,879	$1,594,104	$2,232,367	$2,126,239	$7,702,589
Operating income	223,260	169,524	354,545	73,531	820,860
Net income attributable to VF Corporation	163,516	110,835	242,787	54,224	571,362
Earnings per share attributable to VF Corporation common stockholders:
Basic	$1.48	$1.02	$2.25	$0.50	$5.25
Diluted	1.46	1.00	2.22	0.49	5.18
Dividends per common share	$0.60	$0.60	$0.60	$0.63	$2.43

(a)	Transaction and restructuring costs related to the acquisition of Timberland reduced operating results in 2012 as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	In millions, except per share amounts
Operating income	$4.6	$5.0	$14.4	$6.8	$30.8
Net income	3.3	3.1	11.3	10.2	27.9
Earnings per share:
Basic	$0.03	$0.03	$0.10	$0.09	$0.26
Diluted	0.03	0.03	0.10	0.09	0.25

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(b)	Transaction and restructuring costs related to the acquisition of Timberland reduced operating results in 2011 as follows:

	Third	Fourth	Full
	Quarter	Quarter	Year
	In millions, except per share amounts
Operating income	$26.8	$6.7	$33.5
Net income	20.0	4.6	24.6
Earnings per share:
Basic	$0.19	$0.04	$0.23
Diluted	0.18	0.04	0.22

(c)

Goodwill and trademark impairment charges in the fourth quarter of 2010 reduced operating results as follows: operating income — $201.7 million; net income — $141.8 million; basic earnings per share — $1.31 ($1.30 for year); and diluted earnings per share — $1.29. See Notes G and T.

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	In thousands
Fiscal year ended December 2012
Allowance for doubtful accounts	$54,010	19,274	—		24,286	(B)	$48,998

Other accounts receivable allowances	$150,406	1,461,768	—		1,458,240	(C)	$153,934

Valuation allowance for deferred income tax assets	$151,556	(33,060)	(18,793	)(D)	—		$99,703

Fiscal year ended December 2011
Allowance for doubtful accounts	$44,599	12,490	9,577	(A)	12,656	(B)	$54,010

Other accounts receivable allowances	$97,339	1,140,282	38,284	(A)	1,125,499	(C)	$150,406

Valuation allowance for deferred income tax assets	$149,896	(12,126)	13,786	(D)	—		$151,556

Fiscal year ended December 2010
Allowance for doubtful accounts	$60,380	7,441	—		23,222	(B)	$44,599

Other accounts receivable allowances	$108,983	440,991	—		452,635	(C)	$97,339

Valuation allowance for deferred income tax assets	$110,371	6,583	32,942	(D)	—		$149,896

(A)	Additions due to acquisitions. These amounts reflect the amount of allowance for doubtful accounts and other receivable allowances at their respective acquisition dates to record accounts receivable at net realizable value.
(B)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.
(C)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.
(D)	Additions relate to circumstances where it is more likely than not that deferred income tax assets will not be realized, purchase accounting adjustments, and the effects of foreign currency translation.