Form 10-Q
period 2013-03-30
V F CORP
filed 2013-05-08
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

On April 27, 2013, there were 109,523,539 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 2013	December 2012	March 2012
ASSETS
Current assets
Cash and equivalents	$300,437	$597,461	$325,649
Accounts receivable, less allowance for doubtful accounts of: March 2013 — $50,703; December 2012 — $48,998; March 2012 — $52,916	1,208,682	1,222,345	1,206,179
Inventories	1,409,443	1,354,158	1,516,446
Other current assets	341,065	275,619	315,059

Total current assets	3,259,627	3,449,583	3,363,333

Property, plant and equipment	866,251	828,218	729,079
Intangible assets	2,897,701	2,917,058	2,956,312
Goodwill	2,000,703	2,009,757	2,018,839
Other assets	466,992	428,405	435,754

Total assets	$9,491,274	$9,633,021	$9,503,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$182,206	$12,559	$680,500
Current portion of long-term debt	402,910	402,873	2,789
Accounts payable	432,918	562,638	537,531
Accrued liabilities	687,366	754,142	683,500

Total current liabilities	1,705,400	1,732,212	1,904,320

Long-term debt	1,428,496	1,429,166	1,831,113
Other liabilities	1,268,384	1,346,018	1,316,216
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000: no shares outstanding at March 2013, December 2012 or March 2012	—	—	—
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding: March 2013 — 109,257,442 ; December 2012 — 110,204,734; March 2012 — 109,296,385	109,257	110,205	109,296
Additional paid-in capital	2,595,430	2,527,868	2,384,636
Accumulated other comprehensive income (loss)	(423,135)	(453,895)	(376,979)
Retained earnings	2,807,442	2,941,447	2,335,520

Total equity attributable to VF Corporation	5,088,994	5,125,625	4,452,473
Noncontrolling interests	—	—	(805)

Total stockholders’ equity	5,088,994	5,125,625	4,451,668

Total liabilities and stockholders’ equity	$9,491,274	$9,633,021	$9,503,317

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March
	2013	2012
Net sales	$2,582,230	$2,527,417
Royalty income	29,639	29,038

Total revenues	2,611,869	2,556,455

Costs and operating expenses
Cost of goods sold	1,355,277	1,388,866
Marketing, administrative and general expenses	898,864	853,487

	2,254,141	2,242,353

Operating income	357,728	314,102
Interest income	490	1,038
Interest expense	(21,008)	(23,345)
Other income (expense), net	1,039	1,746

Income before income taxes	338,249	293,541
Income taxes	67,832	78,314

Net income	270,417	215,227
Net (income) loss attributable to noncontrolling interests	—	(11)

Net income attributable to VF Corporation	$270,417	$215,216

Earnings per common share attributable to VF Corporation common stockholders
Basic	$2.46	$1.95
Diluted	2.41	1.91

Cash dividends per common share	$0.87	$0.72

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March
	2013	2012
Net income	$270,417	$215,227

Other comprehensive income (loss):
Foreign currency translation
Gains (losses) arising during the period	(16,945)	49,494
Less income tax effect	3,147	(11,822)
Defined benefit pension plans
Amortization of net deferred actuarial losses	21,362	17,618
Amortization of deferred prior service cost	341	839
Less income tax effect	(8,844)	(6,957)
Derivative financial instruments
Gains (losses) arising during the period	55,493	(7,711)
Less income tax effect	(21,809)	2,972
Reclassification to net income for (gains) losses realized	(3,838)	560
Less income tax effect	1,508	(216)
Marketable securities
Gains (losses) arising during the period	345	(279)

Other comprehensive income (loss)	30,760	44,498

Comprehensive income	301,177	259,725
Comprehensive (income) attributable to noncontrolling interests	—	(11)

Comprehensive income attributable to VF Corporation	$301,177	$259,714

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March
	2013	2012
Operating activities
Net income	$270,417	$215,227
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	36,490	35,064
Amortization of intangible assets	11,525	12,181
Other amortization	9,933	5,658
Stock-based compensation	23,209	22,922
Provision for doubtful accounts	5,516	4,199
Pension expense in excess of (less than) contributions	(86,854)	17,829
Other, net	53,213	17,157
Changes in operating assets and liabilities:
Accounts receivable	(8,938)	(73,491)
Inventories	(62,263)	(55,174)
Other current assets	(68,034)	(6,657)
Accounts payable	(127,139)	(188,949)
Accrued compensation	(68,880)	(93,453)
Accrued income taxes	(18,791)	7,242
Accrued liabilities	32,772	(30,459)
Other assets and liabilities	9,498	(1,433)

Cash provided (used) by operating activities	11,674	(112,137)
Investing activities
Capital expenditures	(102,227)	(25,140)
Software purchases	(10,547)	(13,370)
Other, net	(2,225)	6,341

Cash used by investing activities	(114,999)	(32,169)
Financing activities
Net increase in short-term borrowings	169,754	397,595
Payments on long-term debt	(707)	(698)
Purchases of Common Stock	(281,370)	(210,840)
Cash dividends paid	(96,263)	(79,924)
Proceeds from issuance of Common Stock, net	(7,598)	(2,164)
Tax benefits of stock option exercises	24,222	22,055

Cash provided (used) by financing activities	(191,962)	126,024
Effect of foreign currency rate changes on cash and equivalents	(1,737)	2,703

Net change in cash and equivalents	(297,024)	(15,579)
Cash and equivalents — beginning of year	597,461	341,228

Cash and equivalents — end of period	$300,437	$325,649

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	VF Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
Balance, December 2011	$110,557	$2,316,107	$(421,477)	$2,520,804	$(816)
Net income	—	—	—	1,085,999	139
Dividends on Common Stock	—	—	—	(333,229)	—
Purchase of treasury stock	(2,000)	—	—	(295,074)	—
Stock compensation plans, net	1,666	211,761	—	(34,435)	—
Common Stock held in trust for deferred compensation plans	(18)	—	—	(2,618)	—
Disposition of noncontrolling interests	—	—	—	—	677
Foreign currency translation	—	—	47,091	—	—
Defined benefit pension plans	—	—	(63,845)	—	—
Derivative financial instruments	—	—	(15,263)	—	—
Marketable securities	—	—	(401)	—	—

Balance, December 2012	110,205	2,527,868	(453,895)	2,941,447	—
Net income	—	—	—	270,417	—
Dividends on Common Stock	—	—	—	(96,263)	—
Purchase of treasury stock	(1,700)	—	—	(278,176)	—
Stock compensation plans, net	757	67,562	—	(29,157)	—
Common Stock held in trust for deferred compensation plans	(5)	—	—	(826)	—
Foreign currency translation	—	—	(13,798)	—	—
Defined benefit pension plans	—	—	12,859	—	—
Derivative financial instruments	—	—	31,354	—	—
Marketable securities	—	—	345	—	—

Balance, March 2013	$109,257	$2,595,430	$(423,135)	$2,807,442	$—

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Basis of Presentation

VF Corporation (and its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended March 2013, December 2012 and March 2012 relate to the fiscal periods ended on March 30, 2013, December 29, 2012 and March 31, 2012, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2012 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 28, 2013. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2012 (“2012 Form 10-K”).

Note B — Acquisitions and Dispositions

On April 30, 2012, VF sold its 80% ownership in John Varvatos Enterprises, Inc. (“John Varvatos”). VF recorded a $42.0 million gain on the sale which was included in other income (expense), net during the second quarter of 2012.

Note C — Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, VF does not retain any interests in the accounts receivable and removes them from the Consolidated Balance Sheets, but continues to service and collect outstanding accounts receivable on behalf of the financial institution. At March 2013, December 2012 and March 2012, accounts receivable had been reduced by $149.1 million, $127.4 million and $156.6 million, respectively, related to balances sold under this program. During the three months ended March 2013, VF sold $298.1 million of accounts receivable at their stated amounts, less a funding fee charged by the financial institution. The funding fee is recorded in other income (expense), net and totaled $0.4 million for the first quarter of 2013. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note D — Inventories

In thousands	March 2013	December 2012	March 2012
Finished products	$1,161,302	$1,099,229	$1,267,073
Work in process	93,605	98,191	89,753
Materials and supplies	154,536	156,738	159,620

Total inventories	$1,409,443	$1,354,158	$1,516,446

Note E — Property, Plant and Equipment

In thousands	March 2013	December 2012	March 2012
Land	$52,769	$54,264	$53,848
Buildings and improvements	896,555	862,288	772,563
Machinery and equipment	1,099,939	1,066,865	1,027,807

Property, plant and equipment, at cost	2,049,263	1,983,417	1,854,218
Less accumulated depreciation and amortization	1,183,012	1,155,199	1,125,139

Property, plant and equipment, net	$866,251	$828,218	$729,079

Note F — Intangible Assets

	Weighted Average Amortization Period		March 2013			December 2012
Dollars in thousands		Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19 years	Accelerated	$613,600	$181,313	$432,287	$442,446
License agreements	24 years	Accelerated and straight-line	183,634	70,090	113,544	115,742
Trademarks and other	8 years	Straight-line	15,935	7,780	8,155	8,748

Amortizable intangible assets, net					553,986	566,936

Indefinite-lived intangible assets:
Trademarks and trade names					2,343,715	2,350,122

Intangible assets, net					$2,897,701	$2,917,058

Amortization expense for the first quarter of 2013 was $11.5 million. Estimated amortization expense for the next five years is:

Year	Estimated Amortization Expense
2013	$45.6
2014	$44.1
2015	$42.1
2016	$40.8
2017	$39.5

Note G — Goodwill

Changes in goodwill are summarized by business segment as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Total
Balance, December 2012	$1,422,492	$228,843	$58,747	$157,314	$142,361	$2,009,757
Currency translation	(7,259)	(1,795)	—	—	—	(9,054)

Balance, March 2013	$1,415,233	$227,048	$58,747	$157,314	$142,361	$2,000,703

Accumulated impairment charges as of December 2012 and March 2013, were $43.4 million, $58.5 million and $195.2 million related to the Outdoor & Action Sports, Sportswear and Contemporary Brands Coalitions, respectively.

Note H — Pension Plans

The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended March
In thousands	2013	2012
Service cost — benefits earned during the period	$6,893	$5,811
Interest cost on projected benefit obligations	18,051	19,249
Expected return on plan assets	(23,682)	(20,156)
Amortization of deferred amounts:
Net deferred actuarial losses	21,362	17,618
Deferred prior service cost	341	839

Net periodic pension cost	$22,965	$23,361

During the first three months of 2013, VF contributed $109.8 million to its defined benefit plans, which included a $100.0 million discretionary contribution to its domestic defined benefit plan. VF intends to make approximately $11.0 million of additional contributions during the remainder of 2013.

Note I — Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended March
In thousands	2013	2012
Coalition revenues:
Outdoor & Action Sports	$1,384,274	$1,263,967
Jeanswear	717,929	741,711
Imagewear	252,757	277,521
Sportswear	128,233	122,915
Contemporary Brands	103,727	126,904
Other	24,949	23,437

Total coalition revenues	$2,611,869	$2,556,455

Coalition profit:
Outdoor & Action Sports	$226,502	$201,700
Jeanswear	143,343	110,772
Imagewear	31,586	42,926
Sportswear	12,216	10,726
Contemporary Brands	12,576	14,858
Other	(2,657)	(1,610)

Total coalition profit	423,566	379,372
Corporate and other expenses	(64,799)	(63,524)
Interest, net	(20,518)	(22,307)

Income before income taxes	$338,249	$293,541

Note J — Capital and Accumulated Other Comprehensive Income (Loss)

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were 4,240,051 treasury shares at March 2013, 2,530,401 at December 2012 and 21,462,952 at March 2012. During 2012, VF restored 19,000,000 shares of treasury stock to an unissued status. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from retained earnings. In addition, 183,176 shares of Common Stock at March 2013, 187,456 shares at December 2012 and 239,345 shares at March 2012 were held in connection with deferred compensation plans. These shares, having a cost of $8.5 million, $8.8 million and $11.2 million at the respective dates, are treated as treasury shares for financial reporting purposes.

The deferred components of other comprehensive income (loss) are reported in accumulated other comprehensive income (loss) in stockholders’ equity, net of related income taxes, as follows:

In thousands	March 2013	December 2012	March 2012
Foreign currency translation	$(17,866)	$(4,068)	$(13,487)
Defined benefit pension plans	(407,679)	(420,538)	(345,193)
Derivative financial instruments	1,924	(29,430)	(18,562)
Marketable securities	486	141	263

Accumulated other comprehensive income (loss)	$(423,135)	$(453,895)	$(376,979)

The changes in accumulated other comprehensive income (loss) are as follows:

In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Beginning balance, December 2012	$(4,068)	$(420,538)	$(29,430)	$141	$(453,895)

Other comprehensive income (loss) before reclassifications	(13,798)	—	33,684	345	20,231
Amounts reclassified from accumulated other comprehensive income (loss)	—	12,859	(2,330)	—	10,529

Net other comprehensive income (loss)	(13,798)	12,859	31,354	345	30,760

Ending balance, March 2013	$(17,866)	$(407,679)	$1,924	$486	$(423,135)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income (Loss)	Amount Reclassified From Accumulated Other Comprehensive Income (Loss) Three Months Ended March 2013
Gains and losses on derivative financial instruments:
Foreign exchange contracts	Net sales	$(155)
Foreign exchange contracts	Cost of goods sold	3,858
Foreign exchange contracts	Other income (expense), net	1,092
Interest rate contracts	Interest expense	(957)

	Total before tax	3,838
	Tax benefit (expense)	(1,508)

	Net of tax	$2,330

Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(21,362)
Deferred prior service cost	(a)	(341)

	Total before tax	(21,703)
	Tax benefit (expense)	8,844

	Net of tax	(12,859)

Total reclassifications for the period	Net of tax	$(10,529)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note H for additional details).

Note K — Stock-based Compensation

During the first three months of 2013, VF granted options to purchase 884,308 shares of common stock at an exercise price of $161.95, equal to the fair market value of VF Common Stock on the option grant date. Employee stock options vest in equal annual installments over three years. Options granted to VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option–pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	Three Months Ended
	March 2013	March 2012
Expected volatility	24% to 29%	27% to 31%
Weighted average expected volatility	26.6%	30%
Expected term (in years)	5.6 to 7.4	5.6 to 7.5
Dividend yield	2.3%	2.5%
Risk-free interest rate	0.1% to 2.0%	0.1% to 2.1%
Weighted average grant date fair value	$32.25	$33.44

Also during the first three months of 2013, VF granted 180,925 performance–based restricted stock units to employees that enable them to receive shares of VF Common Stock at the end of a three year period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. The actual number of shares earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three year period compares to the TSR for companies included in the Standard & Poor’s 500 index. Shares are issued to participants in the year following the conclusion of each three year performance period. The fair market value of VF Common Stock on the date the units were granted was $161.95.

VF granted 4,081 nonperformance-based restricted stock units to members of the Board of Directors during the first three months of 2013. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $161.95 per share.

VF granted 38,500 nonperformance-based restricted stock units to employees during the first three months of 2013. These units vest in four years and each RSU entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $151.89 per share.

VF granted to employees, during the first three months of 2013, 74,500 restricted shares of VF Common Stock with a grant date fair value of $151.89 per share. These shares will vest in four years, assuming the grantees remain employed through the vesting date.

Note L — Income Taxes

The effective income tax rate for the first quarter of 2013 was 20.1% compared with a 26.7% effective income tax rate in the first quarter of 2012. The first quarter of 2013 included net discrete tax benefits of $13.5 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which are retroactive to 2012, and $5.6 million of tax benefits related to the realization of unrecognized tax benefits and interest. The net discrete tax benefits reduced the effective income tax rate for the first quarter of 2013 by 4.0%. The remaining reduction in the effective income tax rate for the first quarter of 2013 related primarily to a higher percentage of income in lower tax rate jurisdictions compared with the 2012 quarter.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous states and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) examination for tax years 2007, 2008 and 2009 was completed in 2012. VF has appealed the results of the 2007 to 2009 examination to the IRS Appeals office. Tax years prior to 2007 have been effectively settled with the IRS, with the exception of outstanding refund claims. The IRS commenced an examination of Timberland’s 2010 and 2011 tax years during 2012. The IRS audit of Timberland’s 2008 and 2009 tax years was settled during 2012. In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years to ensure VF’s provision for income taxes is sufficient. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months.

During the first quarter of 2013, the amount of net unrecognized tax benefits and associated interest increased by $2.3 million to $119.4 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $41.4 million related to the completion of audits and other settlements with tax authorities and the expiration of statutes of limitations, $12.5 million of which would reduce income tax expense.

Note M — Earnings Per Share

	Three Months Ended March
In thousands, except per share amounts	2013	2012
Earnings per share — basic:
Net income	$270,417	$215,227
Net income attributable to noncontrolling interests	—	(11)

Net income attributable to VF Corporation	$270,417	$215,216

Weighted average common shares outstanding	110,068	110,527

Earnings per common share attributable to VF Corporation common stockholders	$2.46	$1.95

Earnings per share — diluted:
Net income attributable to VF Corporation	$270,417	$215,216

Weighted average common shares outstanding	110,068	110,527
Incremental shares from stock options and other dilutive securities	1,906	2,223

Adjusted weighted average common shares outstanding	111,974	112,750

Earnings per common share attributable to VF Corporation common stockholders	$2.41	$1.91

Outstanding options to purchase 0.9 million shares of Common Stock for the quarters ended March 2013 and March 2012 were excluded from the computations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, 0.4 million performance-based restricted stock units were excluded from the computation of diluted earnings per share for the quarters ended March 2013 and March 2012 because these units have not yet been earned in accordance with the vesting conditions of the plan.

Note N — Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total FairValue	Fair Value Measurement Using (a)
In thousands		Level 1	Level 2	Level 3
March 2013
Financial assets:
Cash equivalents:
Money market funds	$39,526	$39,526	$—	$—
Time deposits	27,007	27,007	—	—
Derivative instruments	48,817	—	48,817	—
Investment securities	207,464	179,163	28,301	—
Other marketable securities	4,915	4,915	—	—
Financial liabilities:
Derivative instruments	9,875	—	9,875	—
Deferred compensation	252,530	—	252,530	—

December 2012
Financial assets:
Cash equivalents:
Money market funds	$181,635	$181,635	$—	$—
Time deposits	17,042	17,042	—	—
Derivative instruments	16,153	—	16,153	—
Investment securities	188,307	157,230	31,077	—
Other marketable securities	4,513	4,513	—	—
Financial liabilities:
Derivative instruments	29,468	—	29,468	—
Deferred compensation	230,733	—	230,733	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first quarter of 2013 or the year ended December 2012.

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2013 and December 2012, their carrying values approximated their fair values. Additionally, at March 2013 and December 2012, the carrying value of VF’s long–term debt, including the current portion, was $1,831.4 million and $1,832.0 million, respectively, compared with a fair value of $2,051.7 million and $2,111.4 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note O — Derivative Financial Instruments and Hedging Activities

Summary of Derivative Instruments

All of VF’s outstanding derivative instruments are forward foreign exchange contracts. Most derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, but a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. Additionally, some derivative instruments that are cash flow hedges of forecasted third party sales are dedesignated as hedges near the end of their term and do not qualify for hedge accounting after the date of dedesignation. The notional amounts of outstanding derivative contracts at March 2013, December 2012 and March 2012 totaled $1.9 billion, $1.9 billion and $1.4 billion, respectively, primarily consisting of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	March 2013	December 2012	March 2012	March 2013	December 2012	March 2012
Foreign exchange contracts designated as hedging instruments	$48,156	$15,847	$25,568	$8,933	$27,267	$13,598
Foreign exchange contracts dedesignated as hedging instruments	571	15	335	864	2,160	1,070
Foreign exchange contracts not designated as hedging instruments	90	291	132	78	41	265

Total derivatives	$48,817	$16,153	$26,035	$9,875	$29,468	$14,933

Outstanding derivatives have been included in the Consolidated Balance Sheets and classified as current or noncurrent based on the derivatives’ maturity dates, as follows:

In thousands	March 2013	December 2012	March 2012
Other current assets	$36,830	$13,629	$23,874
Accrued liabilities (current)	(8,018)	(22,013)	(13,315)
Other assets (noncurrent)	11,987	2,524	2,161
Other liabilities (noncurrent)	(1,857)	(7,455)	(1,618)

Cash Flow Hedge Strategies and Accounting Policies

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs and intercompany royalties. As discussed below in Derivative Contracts Dedesignated as Hedges, some cash flow hedges of forecasted sales to third parties, primarily related to our international businesses, are dedesignated as hedges when the sale is recorded and hedge accounting is not applied after that date. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended March
Cash Flow Hedging Relationships	2013	2012
Foreign exchange	$55,493	$(7,711)

Total	$55,493	$(7,711)

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended March
Location of Gain (Loss)	2013	2012
Net sales	$(155)	704
Cost of goods sold	3,858	314
Other income (expense), net	1,092	(667)
Interest expense	(957)	(911)

Total	$3,838	$(560)

Derivative Contracts Dedesignated as Hedges

As previously noted, cash flow hedges of some forecasted sales to third parties are dedesignated as hedges when the sales are recognized. At that time, hedge accounting is discontinued and the amount of unrealized hedging gain or loss is recognized in net sales. These derivatives remain outstanding as an economic hedge of foreign currency exposures related to the ultimate collection of the accounts receivable, during which time changes in the fair value of the derivative contracts are recognized directly in earnings. For each of the three month periods ended March 2013 and March 2012, the net impact of derivatives dedesignated as hedging instruments was less than $1 million and was recorded in other income (expense), net.

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

	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended March
Derivatives Not Designated as Hedges		2013	2012
Foreign exchange	Other income (expense), net	$1,269	$955

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three months ended March 2013 and March 2012.

At March 2013, accumulated OCI included $26.8 million of net pretax deferred gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI related to the contracts was $38.5 million at March 2013, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments.

Note P — Recently Adopted/Issued Accounting Standards

In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right of offset associated with its financial instruments and derivative instruments. The guidance became effective during the first quarter of 2013 with retrospective application required. It did not have an impact on VF’s Consolidated Financial Statements.

In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance became effective in the first quarter of 2013, and has been reflected in the notes to Consolidated Financial Statements.

Note Q — Subsequent Events

On April 23, 2013, VF’s Board of Directors declared a quarterly cash dividend of $0.87 per share, payable on June 20, 2013 to shareholders of record on June 10, 2013.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highlights of the First Quarter of 2013

All references to “organic” financial data exclude John Varvatos Enterprises, Inc. (“John Varvatos”), sold on April 30, 2012. All per share amounts are presented on a diluted basis.

•	Revenues grew to $2.6 billion, an increase of 2% from the 2012 quarter.

•	International revenues rose 6% over the 2012 quarter and represented 42% of total revenues in the first quarter of 2013.

•	Direct-to-consumer revenues increased 12% and accounted for 20% of VF’s total revenues in the quarter.

•	Gross margin improved 240 basis points to a record high of 48.1% in 2013, from 45.7% in the 2012 quarter.

•	Earnings per share increased 26% to $2.41, from $1.91 in the 2012 quarter.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable period in 2012:

In millions	First Quarter
Total revenues—2012	$2,556.5
Operations and organic growth	75.7
Disposition in prior year	(19.0)
Impact of foreign currency translation	(1.3)

Total revenues—2013	$2,611.9

The Outdoor & Action Sports Coalition was the primary driver of the increase in first quarter revenues, with 10% growth over the 2012 period. The international and direct-to-consumer businesses contributed to the revenue growth during the first three months with increases of 6% and 12%, respectively. The sale of John Varvatos in April 2012 negatively impacted first quarter revenue growth comparisons by approximately 1 percentage point. Additional details on revenues are provided in the section titled “Information by Business Segment.”

The translation of a foreign subsidiary’s financial statements from its functional currency into the U.S. dollar, VF’s reporting currency, has an impact on VF’s reported operating results. In the first quarter of 2013, foreign currency translation was not material to VF’s Consolidated Financial Statements.

VF’s foreign currency exposure primarily relates to business conducted in euro-based countries. The weighted average translation rate for the euro was $1.32 for the first quarter of 2013, compared with $1.31 for the first quarter of 2012.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	First Quarter
	2013	2012
Gross margin (total revenues less cost of goods sold)	48.1%	45.7%
Marketing, administrative and general expenses	34.4%	33.4%

Operating income	13.7%	12.3%

Gross margin increased 240 basis points in the first quarter, with increases in nearly every coalition. The higher gross margin reflects lower product costs and the continued shift in our revenue mix towards higher margin businesses, including Outdoor & Action Sports, international and direct-to-consumer.

Marketing, administrative and general expenses as a percentage of total revenues increased 100 basis points during the first quarter, primarily resulting from increased investments in direct-to-consumer and marketing.

Net interest expense decreased by $1.8 million during the first quarter of 2013 due primarily to lower average levels of short-term borrowings. Outstanding interest-bearing debt averaged $1.9 billion for the first quarter of 2013 and $2.3 billion for the first quarter of 2012. The weighted average interest rates on total outstanding debt were 4.6% and 3.9% for the first quarters of 2013 and 2012, respectively.

The effective income tax rate for the first quarter of 2013 was 20.1% compared with a 26.7% effective income tax rate in the first quarter of 2012. The first quarter of 2013 included net discrete tax benefits of $13.5 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which are retroactive to 2012, and $5.6 million of tax benefits related to the realization of unrecognized tax benefits and interest. The net discrete tax benefits reduced the effective income tax rate for the first quarter of 2013 by 4.0%. The remaining reduction in the first quarter of 2013 effective income tax rate related primarily to a higher percentage of income in lower tax rate jurisdictions compared with the 2012 quarter.

Net income attributable to VF Corporation for the first quarter of 2013 increased to $270.4 million ($2.41 per share), compared with $215.2 million ($1.91 per share) in the 2012 quarter. The first quarter of 2013 was positively impacted by $0.12 per share from net discrete tax benefits. The first quarters of 2013 and 2012 were negatively impacted by $0.02 and $0.03 per share, respectively, in expenses related to the acquisition of The Timberland Company (“Timberland”). The remainder of the change in earnings per share during the 2013 quarter resulted from operating performance, as discussed in the “Information by Business Segment” section below.

Information by Business Segment

VF’s businesses are grouped into product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions are the basis for VF’s reportable business segments.

See Note I to the Consolidated Financial Statements for a summary of results of operations by coalition, along with a reconciliation of coalition profit to income before income taxes.

The following tables present a summary of the changes in coalition revenues and coalition profit for the first quarter of 2013 from the comparable period in 2012:

	First Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition revenues—2012	$1,264.0	$741.7	$277.5	$122.9	$126.9	$23.5	$2,556.5
Operations and organic growth (decline)	119.4	(21.9)	(24.4)	5.3	(4.2)	1.5	75.7
Disposition in prior year	—	—	—	—	(19.0)	—	(19.0)
Impact of foreign currency translation	0.9	(1.9)	(0.3)	—	—	—	(1.3)

Coalition revenues—2013	$1,384.3	$717.9	$252.8	$128.2	$103.7	$25.0	$2,611.9

	First Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition profit—2012	$201.7	$110.8	$42.9	$10.7	$14.9	$(1.6)	$379.4
Operations and organic growth (decline)	24.0	32.4	(11.3)	1.5	(2.0)	(1.0)	43.6
Disposition in prior year	—	—	—	—	(0.3)	—	(0.3)
Impact of foreign currency translation	0.8	0.1	—	—	—	—	0.9

Coalition profit—2013	$226.5	$143.3	$31.6	$12.2	$12.6	$(2.6)	$423.6

The following section discusses the change in revenues and profitability by coalition:

Outdoor & Action Sports:

Dollars in millions	First Quarter
	2013	2012	Percent change
Coalition revenues	$1,384.3	$1,264.0	9.5%
Coalition profit	226.5	201.7	12.3%
Operating margin	16.4%	16.0%

Coalition revenues for Outdoor & Action Sports increased 10% in the first quarter of 2013 compared with the 2012 period. The North Face® and Vans® brands achieved global revenue growth of 6% and 25%, respectively.

Domestic revenues increased 9%, driven by growth in The North Face®, Vans® and Timberland® brands. International revenues rose nearly 10% in the first quarter of 2013, reflecting growth in The North Face®, Vans® and Napapijri® brands. Revenues in Europe and Asia increased 6% and 21%, respectively. Direct-to-consumer revenues increased 17% in the first three months of 2013, with double-digit growth in nearly all brands. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth.

The improvement in operating margin for the first quarter of 2013 reflects a continued shift in the business mix, including growth in the higher margin direct-to-consumer businesses, and improved leverage of operating expenses on higher revenues.

Jeanswear:

Dollars in millions	First Quarter
	2013	2012	Percent change
Coalition revenues	$717.9	$741.7	(3.2)%
Coalition profit	143.3	110.8	29.3%
Operating margin	20.0%	14.9%

Global Jeanswear revenues decreased 3% in the first quarter of 2013 compared with the 2012 period, driven by decreases in domestic and international jeanswear.

The decrease in domestic jeanswear revenues was due to difficult comparisons against the first quarter of 2012, which benefited from earlier than normal shipments of spring seasonal products due to unusually warm weather. In addition, Lee® brand revenues declined 11% during the first three months of 2013 due to continued difficult conditions in the mid-tier channel. These declines were partially offset by growth in the Rock & Republic® brand and the Western Specialty business of 23% and 6%, respectively.

Jeanswear revenues in Europe decreased 5% due to weak macro-economic conditions. In addition, Jeanswear Asia revenues declined 12%, where the Lee® brand was impacted by an industry-wide inventory build-up at retailers that began during the latter part of 2012. Partially offsetting these declines was an increase in Latin America jeanswear revenues of 14%.

Operating margin increased 510 basis points during the first quarter of 2013, driven by lower product costs compared to the same period in 2012 as well as continued improvements in operating efficiencies. The Wrangler® and Lee® brands both posted improved profitability in every global region.

Imagewear:

Dollars in millions	First Quarter
	2013	2012	Percent change
Coalition revenues	$252.8	$277.5	(8.9)%
Coalition profit	31.6	42.9	(26.3)%
Operating margin	12.5%	15.5%

Imagewear Coalition revenues declined 9% in the first quarter of 2013 against an exceptionally strong first quarter in 2012. The decline in revenues was driven by the Image business, primarily due to (i) the timing of a program that was shipped in the first quarter of 2012 that is not expected to be shipped until the second half of 2013, and (ii) a catch up of shipments in the first quarter of 2012, related to strong orders in the oil and gas industries, that did not repeat in 2013.

The decline in operating margin in the first quarter of 2013 was driven by lower sales volumes.

Sportswear:

Dollars in millions	First Quarter
	2013	2012	Percent change
Coalition revenues	$128.2	$122.9	4.3%
Coalition profit	12.2	10.7	14.0%
Operating margin	9.5%	8.7%

Sportswear revenues increased by 4% in the first quarter of 2013 compared to the prior year period, reflecting growth in both Nautica® and Kipling® brand revenues. These revenue increases are attributable to double-digit growth in the direct-to-consumer businesses of both brands.

The improvement in operating margin during the first quarter of 2013 compared to the 2012 period is due to a shift in the business mix toward higher margin direct-to-consumer businesses, as well as improved performance within the direct-to-consumer businesses.

Contemporary Brands:

Dollars in millions	First Quarter
	2013	2012	Percent change
Coalition revenues	$103.7	$126.9	(18.3)%
Coalition profit	12.6	14.9	(15.4)%
Operating margin	12.1%	11.7%

Global revenues for the Contemporary Brands Coalition were down 18%, with 14 percentage points of the decline due to the sale of John Varvatos in April 2012. The remaining 4% decrease reflects lower wholesale revenues, partially offset by higher direct-to-consumer revenues.

The Coalition’s operating margin improved 40 basis points in the first quarter of 2013 compared with the 2012 period due primarily to improved direct-to-consumer performance.

Other:

Dollars in millions	First Quarter
	2013	2012	Percent change
Revenues	$25.0	$23.5	6.4%
Operating profit (loss)	(2.6)	(1.6)	(62.5%)
Operating margin	(10.4)%	(6.8)%

VF Outlet® stores in the United States sell VF and other branded products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this Other category. Revenues increased 6% in the first quarter of 2013 over the 2012 period due to the addition of new product categories and new store openings. The decrease in operating margin was driven by higher operating expenses related to the new store openings.

Reconciliation of Coalition Profit to Income Before Income Taxes:

There are two types of costs necessary to reconcile total coalition profit, as discussed in the preceding paragraphs, to consolidated income before income taxes. These costs are (i) corporate and other expenses, discussed below, and (ii) interest expense, net, which was discussed in the previous “Consolidated Statements of Income” section.

Dollars in millions	First Quarter
	2013	2012	Percent change
Corporate and other expenses	$(64.8)	$(63.5)	2.0%
Interest expense, net	(20.5)	(22.3)	(8.1)%

Corporate and other expenses are those which have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared services, (ii) corporate headquarters’ costs, and (iii) other income and expenses. Other income and expenses includes costs of corporate programs and initiatives, costs of registering, maintaining and enforcing certain of VF’s trademarks, and miscellaneous costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The current year service cost component of pension cost is allocated to the coalitions, while the remaining cost components, totaling $15.2 million for the first quarter of 2013 and $16.8 million for the first quarter of 2012, are reported in corporate and other expenses.

Analysis of Financial Condition

Balance Sheets

The following discussion refers to significant changes in balances at March 2013 compared with December 2012:

•	Increase in inventory—resulting from the seasonality of the business partially offset by the impact of management’s focus on inventory reduction.

•

Increase in property, plant and equipment—related to capital projects that support VF’s continued expectations for high revenue growth, including a European headquarters, additional distribution facilities, new retail stores and technology upgrades.

•

Increase in short-term borrowings—due to commercial paper borrowings primarily used to support seasonal working capital requirements and share repurchases, and to fund a $100.0 million discretionary contribution to our defined benefit pension plan.

•	Decrease in accounts payable—resulting from the timing of payments to vendors.

The following discussion refers to significant changes in balances at March 2013 compared with March 2012:

•	Decrease in inventory—as a result of lower product costs and management’s ongoing focus on inventory reduction.

•

Increase in property, plant and equipment—related to capital projects that support VF’s continued expectations for high revenue growth, including a European headquarters, a headquarters for the Outdoor & Action Sports businesses in the United States, additional distribution facilities, new retail stores and technology upgrades.

•	Decrease in short-term borrowings—due to higher levels of cash available to fund working capital needs during the first quarter of 2013.

•	Decrease in accounts payable—resulting from the timing and volume of inventory purchases.

•

Decrease in long-term debt—related to the $400 million two year notes issued to finance the acquisition of Timberland, which are due in the third quarter of 2013 and have been reclassified to the current portion of long-term debt.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	March	December	March
Dollars in millions	2013	2012	2012
Working capital	$1,554.2	$1,717.4	$1,459.0
Current ratio	1.9 to 1	2.0 to 1	1.8 to 1
Debt to total capital ratio	28.4%	26.5%	36.1%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total net capital (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents), was 25.2% at March 2013, 19.6% at December 2012 and 33.0% at March 2012.

In summary, our cash flows were as follows (in millions):

	Three Months Ended March
	2013	2012
Net cash provided (used) by operating activities	$11,674	$(112,137)
Net cash used by investing activities	(114,999)	(32,169)
Net cash provided (used) by financing activities	(191,962)	126,024

Cash Provided (Used) by Operating Activities

VF’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income, and changes in working capital. Cash provided by operating activities for the first quarter of 2013 was $11.7 million, compared with cash used by operating activities of $112.1 million for the first quarter of 2012. The improvement in net cash provided by operating activities is due to an increase in net income and a reduction in net cash usage from working capital changes, partially offset by the payment of a $100.0 million discretionary defined benefit pension plan contribution in the first quarter of 2013.

Cash Used by Investing Activities

Cash used by investing activities in the first quarter of 2013 related primarily to capital expenditures, which were $102.2 million during the first quarter of 2013 compared with $25.1 million in the 2012 period. The higher level of capital expenditures is related to a number of significant projects that support VF’s continued expectations for high revenue growth, as discussed in the “Balance Sheets” section above. This spending is expected to be funded by cash flow from operations.

Cash Provided (Used) by Financing Activities

Cash used by financing activities in the first quarter of 2013 was $192.0 million, compared with cash provided by financing activities of $126.0 million in the first quarter of 2012. This change was primarily due to higher levels of common stock repurchases and cash dividends paid, partially offset by lower levels of short-term borrowings.

During the first three months of 2013 and 2012, VF repurchased 1.7 million and 2.0 million shares, respectively, of its Common Stock in open market transactions. The cost was $280.7 million and $297.3 million with an average price per share of $164.60 and $148.54 for the March 2013 and March 2012 periods, respectively. Due to the three-day settlement period on stock trades, $86.5 million of the amount owed related to the purchase of 583,111 shares in the first quarter of 2012, was not transferred from cash until the second quarter of 2012. Under its current authorization from the Board of Directors, VF may repurchase an additional 2.8 million shares. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”), which supports our $1.25 billion U.S. commercial paper program for short-term seasonal working capital requirements. The Global Credit Facility expires in December 2016. Commercial paper borrowings and standby letters of credit issued as of March 2013 were $166.0 million and $19.7 million, respectively, leaving $1,064.3 million available for borrowing against this facility at March 2013.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of March 2013, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. Currently, Moody’s has a ‘negative outlook’ on VF’s ratings as a result of increased debt levels taken on to fund VF’s acquisition of Timberland. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2013, 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest.

Management’s Discussion and Analysis in the 2012 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2012 that would require the use of funds. Since the filing of the 2012 Form 10-K, there have been no material changes in the disclosed amounts, except as noted below:

•	Inventory purchase obligations increased by approximately $345.4 million at the end of March 2013 due to the seasonality of VF’s businesses.

Management believes that VF’s cash balances and funds provided by operating activities, as well as its Global Credit Facility, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain the dividend to shareholders at current and expected rates and (iii) flexibility to meet investment opportunities that may arise.

Recently Issued Accounting Standards

In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right of offset associated with its financial instruments and derivative instruments. The guidance became effective during the first quarter of 2013 with retrospective application required. It did not have an impact on VF’s Consolidated Financial Statements.

In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance became effective in the first quarter of 2013 and has been reflected in the notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management has chosen accounting policies that it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States. Accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the 2012 Form 10-K.

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

The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the 2012 Form 10-K. There have been no material changes in these policies.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, the level of consumer confidence and overall level of consumer demand for apparel; fluctuations in the price, availability and quality of raw materials and contracted products; disruption to VF’s distribution system; disruption and volatility in the global capital and credit markets; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; VF’s response to changing fashion trends; increasing pressure on margins; VF’s ability to implement its growth strategy, including the ability to complete acquisitions; VF’s ability to grow its international and direct-to-consumer businesses; VF’s ability to successfully integrate and grow acquisitions, including the Timberland acquisition;

VF’s ability to maintain the strength and security of its information technology systems; adverse unseasonable weather conditions; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; foreign currency fluctuations; changes in tax liabilities; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the 2012 Form 10-K.

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

Part II — Other Information

Item 1 — Legal Proceedings

Information on VF’s legal proceedings is set forth under Part I, Item 3, “Legal Proceedings,” in the 2012 Form 10-K. There have been no material changes to the legal proceedings from those described in the 2012 Form 10-K.

Item 1A — Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the 2012 Form 10-K. There have been no material changes to the risk factors from those disclosed in the 2012 Form 10-K.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

First Quarter 2013	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
December 30, 2012 – January 26, 2013	1,200	$146.21	1,200	4,473,166
January 27 – February 23, 2013	2,150	150.91	2,150	4,471,016
February 24 – March 30, 2013	1,702,020	164.63	1,702,020	2,768,996

Total	1,705,370		1,705,370

(1)	During the quarter, 5,370 shares of Common Stock were purchased in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases — considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: May 8, 2013	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President — Controller (Chief Accounting Officer)