Form 10-Q
period 2013-06-29
V F CORP
filed 2013-08-07
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

On July 27, 2013, there were 109,919,168 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June 2013	December 2012	June 2012
ASSETS
Current assets
Cash and equivalents	$320,112	$597,461	$330,512
Accounts receivable, less allowance for doubtful accounts of: June 2013 – $52,500; Dec. 2012 – $48,998; June 2012 – $49,653	1,060,778	1,222,345	1,033,835
Inventories	1,522,809	1,354,158	1,570,298
Other current assets	394,008	275,619	405,164

Total current assets	3,297,707	3,449,583	3,339,809
Property, plant and equipment	883,197	828,218	735,827
Intangible assets	2,889,106	2,917,058	2,928,311
Goodwill	2,001,375	2,009,757	1,996,355
Other assets	478,182	428,405	425,767

Total assets	$9,549,567	$9,633,021	$9,426,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$46,350	$12,559	$681,835
Current portion of long-term debt	402,949	402,873	2,801
Accounts payable	555,719	562,638	506,742
Accrued liabilities	639,280	754,142	576,661

Total current liabilities	1,644,298	1,732,212	1,768,039
Long-term debt	1,427,823	1,429,166	1,830,473
Other liabilities	1,293,389	1,346,018	1,303,505
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2013, December 2012 or June 2012	—	—	—
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding; June 2013 – 109,709,656; December 2012 – $110,204,734; June 2012 – 109,438,153	109,710	110,205	109,438
Additional paid-in capital	2,666,117	2,527,868	2,421,564
Accumulated other comprehensive income (loss)	(440,871)	(453,895)	(416,386)
Retained earnings	2,849,101	2,941,447	2,409,436

Total stockholders’ equity	5,184,057	5,125,625	4,524,052

Total liabilities and stockholders’ equity	$9,549,567	$9,633,021	$9,426,069

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2013	2012	2013	2012
Net sales	$2,194,727	$2,115,629	$4,776,957	$4,643,046
Royalty income	25,684	26,157	55,323	55,195

Total revenues	2,220,411	2,141,786	4,832,280	4,698,241

Costs and operating expenses
Cost of goods sold	1,143,358	1,155,412	2,498,635	2,544,278
Marketing, administrative and general expenses	875,719	822,389	1,774,583	1,675,876

	2,019,077	1,977,801	4,273,218	4,220,154

Operating income	201,334	163,985	559,062	478,087
Interest income	815	1,188	1,305	2,226
Interest expense	(21,534)	(23,593)	(42,542)	(46,938)
Other income (expense), net	(1,512)	41,557	(473)	43,303

Income before income taxes	179,103	183,137	517,352	476,678
Income taxes	40,829	27,712	108,661	106,026

Net income	138,274	155,425	408,691	370,652
Net (income) loss attributable to noncontrolling interests	—	(128)	—	(139)

Net income attributable to VF Corporation common stockholders	$138,274	$155,297	$408,691	$370,513

Earnings per common share attributable to VF Corporation common stockholders
Basic	$1.27	$1.42	$3.73	$3.37
Diluted	1.24	1.40	3.66	3.31
Cash dividends per common share	$0.87	$0.72	$1.74	$1.44

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June		Six Months Ended June
	2013	2012	2013	2012
Net income	$138,274	$155,425	$408,691	$370,652

Other comprehensive income (loss):
Foreign currency translation
Gains (losses) arising during the period	(22,076)	(79,722)	(39,021)	(30,228)
Less income tax effect	(2,774)	11,956	373	134
Defined benefit pension plans
Amortization of net deferred actuarial losses	21,326	17,621	42,688	35,239
Amortization of prior service cost	316	838	657	1,677
Less income tax effect	(8,748)	(7,350)	(17,592)	(14,307)
Derivative financial instruments
Gains (losses) arising during the period	(3,093)	26,386	52,400	18,675
Less income tax effect	1,215	(10,185)	(20,594)	(7,213)
Reclassification to net income for (gains) losses realized	(5,298)	2,575	(9,136)	3,135
Less income tax effect	2,082	(991)	3,590	(1,207)
Marketable securities
Gains (losses) arising during the period	(815)	(535)	(470)	(814)
Less income tax effect	129	—	129	—

Other comprehensive income (loss)	(17,736)	(39,407)	13,024	5,091

Comprehensive income	120,538	116,018	421,715	375,743
Comprehensive (income) attributable to noncontrolling interests	—	(128)	—	(139)

Comprehensive income attributable to VF Corporation	$120,538	$115,890	$421,715	$375,604

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June
	2013	2012
Operating activities
Net income	$408,691	$370,652
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	73,588	70,504
Amortization of intangible assets	22,992	24,221
Other amortization	20,135	16,046
Stock-based compensation	47,879	46,516
Provision for doubtful accounts	9,208	7,303
Pension expense in excess of (less than) contributions	(65,994)	38,297
Gain on sale of business	—	(41,745)
Other, net	57,074	2,143
Changes in operating assets and liabilities, net of sale of business:
Accounts receivable	133,830	71,072
Inventories	(178,511)	(136,497)
Other current assets	(59,643)	(45,419)
Accounts payable	(3,104)	(126,875)
Accrued compensation	(38,851)	(65,615)
Accrued income taxes	(105,035)	(84,510)
Accrued liabilities	(24,233)	(75,738)
Other assets and liabilities	(6,613)	2,774

Cash provided by operating activities	291,413	73,129
Investing activities
Capital expenditures	(155,454)	(118,980)
Proceeds from sale of business	—	68,264
Software purchases	(28,715)	(7,792)
Other, net	(4,307)	3,854

Cash used by investing activities	(188,476)	(54,654)
Financing activities
Net increase in short-term borrowings	34,783	400,166
Payments on long-term debt	(1,417)	(1,398)
Purchases of Common Stock	(281,586)	(299,096)
Cash dividends paid	(191,460)	(158,581)
Proceeds from issuance of Common Stock, net	26,069	7,180
Tax benefits of stock option exercises	37,933	25,243

Cash used by financing activities	(375,678)	(26,486)
Effect of foreign currency rate changes on cash and equivalents	(4,608)	(2,705)

Net change in cash and equivalents	(277,349)	(10,716)
Cash and equivalents — beginning of year	597,461	341,228

Cash and equivalents — end of period	$320,112	$330,512

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	VF Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
Balance, December 2011	$110,557	$2,316,107	$(421,477)	$2,520,804	$(816)
Net income	—	—	—	1,085,999	139
Dividends on Common Stock	—	—	—	(333,229)	—
Purchase of treasury stock	(2,000)	—	—	(295,074)	—
Stock compensation plans, net	1,666	211,761	—	(34,435)	—
Common Stock held in trust for deferred compensation plans	(18)	—	—	(2,618)	—
Disposition of noncontrolling interests	—	—	—	—	677
Foreign currency translation	—	—	47,091	—	—
Defined benefit pension plans	—	—	(63,845)	—	—
Derivative financial instruments	—	—	(15,263)	—	—
Marketable securities	—	—	(401)	—	—

Balance, December 2012	110,205	2,527,868	(453,895)	2,941,447	—
Net income	—	—	—	408,691	—
Dividends on Common Stock	—	—	—	(191,460)	—
Purchase of treasury stock	(1,700)	—	—	(278,176)	—
Stock compensation plans, net	1,212	138,249	—	(29,852)	—
Common Stock held in trust for deferred compensation plans	(7)	—	—	(1,549)	—
Foreign currency translation	—	—	(38,648)	—	—
Defined benefit pension plans	—	—	25,753	—	—
Derivative financial instruments	—	—	26,260	—	—
Marketable securities	—	—	(341)	—	—

Balance, June 2013	$109,710	$2,666,117	$(440,871)	$2,849,101	$—

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Basis of Presentation

VF Corporation and its subsidiaries (collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended June 2013, December 2012 and June 2012 relate to the fiscal periods ended on June 29, 2013, December 29, 2012 and June 30, 2012, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2012 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended June 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 28, 2013. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2012 (“2012 Form 10-K”).

Note B — Disposition

On April 30, 2012, VF sold its 80% ownership in John Varvatos Enterprises, Inc. (“John Varvatos”). VF recorded a $42.0 million gain on the sale which was included in other income (expense), net during the second quarter of 2012.

Note C — Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, VF does not retain any interests in the accounts receivable and removes them from the Consolidated Balance Sheets, but continues to service and collect outstanding accounts receivable on behalf of the financial institution. At June 2013, December 2012 and June 2012, accounts receivable had been reduced by $118.6 million, $127.4 million and $135.5 million, respectively, related to this program. During the first six months of 2013, VF sold $580.0 million of accounts receivable at their stated amounts, less a funding fee charged by the financial institution. The funding fee is recorded in other income (expense), net and totaled $0.8 million for the first six months of 2013. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note D — Inventories

In thousands	June 2013	December 2012	June 2012
Finished products	$1,270,901	$1,099,229	$1,305,605
Work in process	99,776	98,191	103,179
Materials and supplies	152,132	156,738	161,514

Total inventories	$1,522,809	$1,354,158	$1,570,298

Note E — Property, Plant and Equipment

In thousands	June 2013	December 2012	June 2012
Land	$52,764	$54,264	$52,706
Buildings and improvements	915,805	862,288	767,536
Machinery and equipment	1,119,890	1,066,865	1,032,629

Property, plant and equipment, at cost	2,088,459	1,983,417	1,852,871
Less accumulated depreciation and amortization	1,205,262	1,155,199	1,117,044

Property, plant and equipment, net	$883,197	$828,218	$735,827

Note F — Intangible Assets

Dollars in thousands	Weighted Average Amortization Period	Amortization methods	June 2013			December 2012
			Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount

Amortizable intangible assets:
Customer relationships	19 years	Accelerated	$614,270	$190,543	$423,727	$442,446
License agreements	24 years	Accelerated and straight-line	183,738	72,158	111,580	115,742
Trademarks and other	8 years	Straight-line	16,016	8,425	7,591	8,748

Amortizable intangible assets, net					542,898	566,936

Indefinite-lived intangible assets:
Trademarks and trade names					2,346,208	2,350,122

Intangible assets, net					$2,889,106	$2,917,058

Amortization expense for the second quarter and first six months of 2013 was $11.5 million and $23.0 million, respectively. Estimated amortization expense for the next five years is:

Year	Estimated Amortization Expense
2013	$45.7
2014	$44.1
2015	$42.1
2016	$40.8
2017	$39.5

Note G — Goodwill

Changes in goodwill are summarized by business segments as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Total
Balance, December 2012	$1,422,492	$228,843	$58,747	$157,314	$142,361	$2,009,757
Currency translation	(5,193)	(3,189)	—	—	—	(8,382)

Balance, June 2013	$1,417,299	$225,654	$58,747	$157,314	$142,361	$2,001,375

Accumulated impairment charges as of December 2012 and June 2013 were $43.4 million, $58.5 million and $195.2 million related to Outdoor & Action Sports, Sportswear and Contemporary Brands, respectively.

Note H — Pension Plans

The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2013	2012	2013	2012
Service cost – benefits earned during the period	$6,327	$5,794	$13,220	$11,605
Interest cost on projected benefit obligations	17,978	19,249	36,029	38,498
Expected return on plan assets	(23,628)	(20,158)	(47,310)	(40,314)
Amortization of deferred amounts:
Net deferred actuarial losses	21,326	17,621	42,688	35,239
Deferred prior service cost	316	838	657	1,677

Net periodic pension cost	$22,319	$23,344	$45,284	$46,705

During the first half of 2013, VF contributed $111.3 million to its defined benefit plans, which included a $100.0 million discretionary contribution to its domestic defined benefit plan. VF intends to make approximately $7.8 million of additional contributions during the remainder of 2013.

Note I — Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2013	2012	2013	2012
Coalition revenues:
Outdoor & Action Sports	$1,103,608	$1,039,974	$2,487,882	$2,303,941
Jeanswear	611,749	594,006	1,329,678	1,335,717
Imagewear	241,827	251,493	494,584	529,014
Sportswear	133,478	117,488	261,711	240,403
Contemporary Brands	98,614	107,947	202,341	234,851
Other	31,135	30,878	56,084	54,315

Total coalition revenues	$2,220,411	$2,141,786	$4,832,280	$4,698,241

Coalition profit:
Outdoor & Action Sports	$100,458	$82,469	$326,960	$284,169
Jeanswear	108,874	93,347	252,217	204,119
Imagewear	35,059	30,364	66,645	73,290
Sportswear	16,278	11,486	28,494	22,212
Contemporary Brands	7,878	11,992	20,454	26,850
Other	509	366	(2,148)	(1,244)

Total coalition profit	269,056	230,024	692,622	609,396
Corporate and other expenses	(69,234)	(24,482)	(134,033)	(88,006)
Interest, net	(20,719)	(22,405)	(41,237)	(44,712)

Income before income taxes	$179,103	$183,137	$517,352	$476,678

Note J — Capital and Accumulated Other Comprehensive Income (Loss)

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were 4,241,351 treasury shares at June 2013, 2,530,401 at December 2012 and 2,474,996 at June 2012. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from retained earnings. In addition, 183,416 shares of Common Stock at June 2013, 187,456 shares at December 2012 and 234,301 shares at June 2012 were held in connection with deferred compensation plans. These shares, having a cost of $8.7 million, $8.8 million and $11.2 million at the respective dates, are treated as treasury shares for financial reporting purposes.

The deferred components of other comprehensive income (loss) are reported in accumulated other comprehensive income (loss) in stockholders’ equity, net of related income taxes, as follows:

In thousands	June 2013	December 2012	June 2012
Foreign currency translation	$(42,716)	$(4,068)	$(81,253)
Defined benefit pension plans	(394,785)	(420,538)	(334,084)
Derivative financial instruments	(3,170)	(29,430)	(777)
Marketable securities	(200)	141	(272)

Accumulated other comprehensive income (loss)	$(440,871)	$(453,895)	$(416,386)

The changes in accumulated other comprehensive income (loss) are as follows:

	Three Months Ended June 2013
In thousands	Foreign Currency Translation (a)	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, March 2013	$(17,866)	$(407,679)	$1,924	$486	$(423,135)

Other comprehensive income (loss) before reclassifications	(24,850)	—	(1,878)	(686)	(27,414)
Amounts reclassified from accumulated other comprehensive income (loss)	—	12,894	(3,216)	—	9,678

Net other comprehensive income (loss)	(24,850)	12,894	(5,094)	(686)	(17,736)

Balance, June 2013	$(42,716)	$(394,785)	$(3,170)	$(200)	$(440,871)

	Six Months Ended June 2013
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2012	$(4,068)	$(420,538)	$(29,430)	$141	$(453,895)

Other comprehensive income (loss) before reclassifications	(38,648)	—	31,806	(341)	(7,183)
Amounts reclassified from accumulated other comprehensive income (loss)	—	25,753	(5,546)	—	20,207

Net other comprehensive income (loss)	(38,648)	25,753	26,260	(341)	13,024

Balance, June 2013	$(42,716)	$(394,785)	$(3,170)	$(200)	$(440,871)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

In thousands		Amount Reclassified From Accumulated
Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income (Loss)	Other Comprehensive Income (Loss)
		Three Months Ended June 2013	Six Months Ended June 2013
Gains and losses on derivative financial instruments:
Foreign exchange contracts	Net sales	$1,378	$1,223
Foreign exchange contracts	Cost of goods sold	3,683	7,541
Foreign exchange contracts	Other income (expense), net	1,209	2,301
Interest rate contracts	Interest expense	(972)	(1,929)

	Total before tax	5,298	9,136
	Tax benefit (expense)	(2,082)	(3,590)

	Net of tax	$3,216	$5,546

Amortization of defined benefit pension plans:
Net deferred actuarial losses	(b)	$(21,326)	$(42,688)
Deferred prior service cost	(b)	(316)	(657)

	Total before tax	(21,642)	(43,345)
	Tax benefit (expense)	8,748	17,592

	Net of tax	(12,894)	(25,753)

Total reclassifications for the period	Net of tax	$(9,678)	$(20,207)

(a)

Other comprehensive income (loss) for the three months ended June 2013 includes a loss of $21.8 million related to the first quarter of 2013. This out-of-period adjustment did not have a material impact on the current or previous reported quarter.

(b)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note H for additional details).

Note K — Stock-based Compensation

During the second quarter of 2013, VF did not grant any stock-based compensation awards.

During the first quarter of 2013, VF granted options to purchase 884,308 shares of common stock at an exercise price of $161.95, equal to the fair market value of VF Common Stock on the option grant date. Employee stock options vest in equal annual installments over three years. Options granted to VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option–pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	2013	2012
Expected volatility	24% to 29%	27% to 31%
Weighted average expected volatility	26.6%	30%
Expected term (in years)	5.6 to 7.4	5.6 to 7.5
Dividend yield	2.3%	2.5%
Risk-free interest rate	0.1% to 2.0%	0.1% to 2.1%
Weighted average grant date fair value	$32.25	$33.43

Also during the first quarter of 2013, VF granted 180,925 performance–based restricted stock units to employees that enable them to receive shares of VF Common Stock at the end of a three year period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. The actual number of shares earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total stockholder return (“TSR”) over the three year period compares to the TSR for companies included in the Standard & Poor’s 500 index. Shares are issued to participants in the year following the conclusion of each three year performance period. The fair market value of VF Common Stock on the date the units were granted was $161.95.

VF granted 4,081 nonperformance-based restricted stock units to members of the Board of Directors during the first quarter of 2013. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $161.95 per share.

VF granted 38,500 nonperformance-based restricted stock units to employees during the first quarter of 2013. These units vest in four years and each RSU entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $151.89 per share.

VF granted to employees, during the first quarter of 2013, 74,500 restricted shares of VF Common Stock with a grant date fair value of $151.89 per share. These shares will vest in four years, assuming the grantees remain employed through the vesting date.

Note L — Income Taxes

The effective income tax rate for the first half of 2013 was 21.0% compared with 22.2% in the first half of 2012. The first six months of 2013 included net discrete tax benefits of $14.4 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which are retroactive to 2012, and $6.9 million of tax benefits related to the realization of previously unrecognized tax benefits and interest. The net discrete tax benefits reduced the effective income tax rate for the first half of 2013 by 2.8% compared with a reduction of 4.3% in the first half of 2012. The remaining reduction in the effective income tax rate for the first half of 2013 compared with the 2012 period related primarily to a higher percentage of income in lower tax rate jurisdictions.

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

During the first six months of 2013, the amount of net unrecognized tax benefits and associated interest increased by $2.7 million to $119.8 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $44.1 million related to the completion of audits and other settlements with tax authorities and the expiration of statutes of limitations, $15.0 million of which would reduce income tax expense.

Note M — Earnings Per Share

In thousands, except per share amounts	Three Months Ended June		Six Months Ended June
	2013	2012	2013	2012
Earnings per share – basic:
Net income	$138,274	$155,425	$408,691	$370,652
Net (income) loss attributable to noncontrolling interests	—	(128)	—	(139)

Net income attributable to VF Corporation	$138,274	$155,297	$408,691	$370,513

Weighted average common shares outstanding	109,274	109,216	109,671	109,874

Earnings per common share attributable to VF Corporation common stockholders	$1.27	$1.42	$3.73	$3.37

Earnings per share – diluted:
Net income attributable to VF Corporation	$138,274	$155,297	$408,691	$370,513

Weighted average common shares outstanding	109,274	109,216	109,671	109,874
Incremental shares from stock options and other dilutive securities	2,205	2,012	2,055	2,118

Adjusted weighted average common shares outstanding	111,479	111,228	111,726	111,992

Earnings per common share attributable to VF Corporation common stockholders	$1.24	$1.40	$3.66	$3.31

For the quarter ended June 2013, all outstanding options to purchase Common Stock were dilutive and included in the calculation of diluted earnings per share. For the quarter ended June 2012, outstanding options to purchase 0.9 million shares of Common Stock were excluded from the computations of diluted earnings per share because the effect of their inclusion would have been antidilutive. Outstanding options to purchase 0.5 and 0.9 million shares of Common Stock for the six month periods ended June 2013 and 2012, respectively, were excluded from the computations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, 0.4 million performance-based restricted stock units were excluded from the computation of diluted earnings per share for the three and six month periods ended June 2013 and June 2012 because these units have not yet been earned in accordance with the vesting conditions of the plan.

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

In thousands	Total Fair Value	Fair Value Measurement Using (a)
		Level 1	Level 2	Level 3
June 2013
Financial assets:
Cash equivalents:
Money market funds	$53,591	$53,591	$—	$—
Time deposits	77,011	77,011	—	—
Derivative instruments	42,243	—	42,243	—
Investment securities	203,114	178,541	24,573	—
Other marketable securities	4,100	4,100	—	—
Financial liabilities:
Derivative instruments	10,853	—	10,853	—
Deferred compensation	253,154	—	253,154	—

December 2012
Financial assets:
Cash equivalents:
Money market funds	$181,635	$181,635	$—	$—
Time deposits	17,042	17,042	—	—
Derivative instruments	16,153	—	16,153	—
Investment securities	188,307	157,230	31,077	—
Other marketable securities	4,513	4,513	—	—
Financial liabilities:
Derivative instruments	29,468	—	29,468	—
Deferred compensation	230,733	—	230,733	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first six months of 2013 or the year ended December 2012.

The fair value of derivative instruments, which consist of forward foreign exchange contracts, is determined based on observable market inputs, including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. Investment securities are held in the Company’s deferred compensation plans and primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets. Investment securities also include collective trust funds (Level 2) that are valued based on the net asset values of the underlying assets.

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2013 and December 2012, their carrying values approximated their fair values. Additionally, at June 2013 and December 2012, the carrying value of VF’s long–term debt, including the current portion, was $1,830.8 million and $1,832.0 million, respectively, compared with a fair value of $1,986.4 million and $2,111.4 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note O — Derivative Financial Instruments and Hedging Activities

Summary of Derivative Instruments

All of VF’s outstanding derivative instruments are forward foreign exchange contracts. Most derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, but a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. Additionally, some derivative instruments that are cash flow hedges of forecasted third party sales are dedesignated as hedges near the end of their term and do not qualify for hedge accounting after the date of dedesignation. The notional amounts of outstanding derivative contracts at June 2013, December 2012 and June 2012 totaled $2.1 billion, $1.9 billion and $1.6 billion, respectively, primarily consisting of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on an individual contract basis at their gross amounts:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	June 2013	December 2012	June 2012	June 2013	December 2012	June 2012
Foreign exchange contracts designated as hedging instruments	$41,472	$15,847	$56,894	$10,629	$27,267	$18,977
Foreign exchange contracts dedesignated as hedging instruments	355	15	170	133	2,160	2,427
Foreign exchange contracts not designated as hedging instruments	416	291	71	91	41	214

Total derivatives	$42,243	$16,153	$57,135	$10,853	$29,468	$21,618

Derivative instruments have not been offset in the Consolidated Balance Sheets and therefore are reported on a gross basis. Derivatives are classified as current or noncurrent based on their maturity dates, as follows:

In thousands	June 2013	December 2012	June 2012
Other current assets	$33,463	$13,629	$50,313
Accrued liabilities (current)	(8,685)	(22,013)	(18,739)
Other assets (noncurrent)	8,780	2,524	6,822
Other liabilities (noncurrent)	(2,168)	(7,455)	(2,879)

Cash Flow Hedge Strategies and Accounting Policies

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs and intercompany royalties. As discussed below in Derivative Contracts Dedesignated as Hedges, some cash flow hedges of forecasted sales to third parties, primarily related to our international businesses, are dedesignated as hedges when the sale is recorded, and hedge accounting is not applied after that date. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended June		Gain (Loss) on Derivatives Recognized in OCI Six Months Ended June
Cash Flow Hedging Relationships	2013	2012	2013	2012
Foreign exchange	$(3,093)	$26,386	$52,400	$18,675

Total	$(3,093)	$26,386	$52,400	$18,675

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended June		Gain (Loss) Reclassified from Accumulated OCI into Income Six Months Ended June
Location of Gain (Loss)	2013	2012	2013	2012
Net sales	$1,378	$(2,484)	$1,223	$(1,780)
Cost of goods sold	3,683	283	7,541	597
Other income (expense), net	1,209	553	2,301	(114)
Interest expense	(972)	(927)	(1,929)	(1,838)

Total	$5,298	$(2,575)	$9,136	$(3,135)

Derivative Contracts Dedesignated as Hedges

As previously noted, cash flow hedges of some forecasted sales to third parties are dedesignated as hedges when the sales are recognized. At that time, hedge accounting is discontinued and the amount of unrealized hedging gain or loss is recognized in net sales. These derivatives remain outstanding as an economic hedge of foreign currency exposures associated with the ultimate collection of the related accounts receivable, during which time changes in the fair value of the derivative contracts are recognized directly in earnings. For the three and six month periods ended June 2013, VF recorded net gains of $0.8 million and $1.3 million, respectively, in other income (expense), net for derivatives dedesignated as hedging instruments, effectively offsetting the net remeasurement losses on the related assets and liabilities. For the three and six month periods ended June 2012, VF recorded net losses of $1.1 million and $1.9 million, respectively, in other income (expense), net for dedesignated derivatives.

Derivative Contracts Not Designated as Hedges

VF uses derivative contracts to manage foreign currency exchange risk on intercompany loans, as well as intercompany and third party accounts receivable and payable. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities. Following is a summary of these hedges included in VF’s Consolidated Statements of Income:

In thousands		Gain (Loss) on Derivatives		Gain (Loss) on Derivatives
	Location of Gain (Loss)	Recognized in Income		Recognized in Income
	on Derivatives	Three Months Ended June		Six Months Ended June
Derivatives Not Designated as Hedges	Recognized in Income	2013	2012	2013	2012
Foreign exchange	Other income (expense), net	$2,729	$421	$3,998	$1,376

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and six months ended June 2013 and June 2012.

At June 2013, accumulated OCI included $21.9 million of net pretax deferred gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI related to the contracts was $37.5 million at June 2013, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments.

Note P — Recently Issued Accounting Standards

In July 2013, the FASB issued an update to their accounting guidance which requires unrecognized tax benefits to be netted with net operating loss or tax credit carryforwards in the Consolidated Balance Sheets if specific criteria are met. The guidance is effective January 2014 for interim and annual periods. The adoption of this accounting guidance is not expected to have an impact on VF’s Consolidated Financial Statements.

Note Q — Subsequent Events

On July 16, 2013, VF’s Board of Directors declared a quarterly cash dividend of $0.87 per share, payable on September 20, 2013 to stockholders of record on September 10, 2013.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highlights of the Second Quarter of 2013

All references to “organic” financial data exclude John Varvatos Enterprises, Inc. (“John Varvatos”), sold on April 30, 2012. All per share amounts are presented on a diluted basis.

•	Revenues grew to $2.2 billion, an increase of 4% from the 2012 quarter.

•	Outdoor & Action Sports revenues rose 6% and increased to 50% of VF’s total revenues in the quarter.

•	International revenues rose 6% over the 2012 quarter and represented 34% of total revenues in the quarter.

•	Direct-to-consumer revenues increased 8% and accounted for 22% of VF’s total revenues in the quarter.

•	Gross margin improved 240 basis points to a record high of 48.5% in 2013.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable periods in 2012:

In millions	Second Quarter	Six Months
Total revenues – 2012	$2,141.8	$4,698.2
Operations and organic growth	80.6	156.3
Disposition in prior year	(4.8)	(23.7)
Impact of foreign currency translation	2.8	1.5

Total revenues – 2013	$2,220.4	$4,832.3

Second quarter and year to date revenue growth was driven by strength in Outdoor & Action Sports, international and direct-to-consumer businesses. The sale of John Varvatos in April 2012 had a slight negative impact on the second quarter and six month revenue growth comparisons. Additional details on revenues are provided in the section titled “Information by Business Segment.”

VF’s foreign currency exposure primarily relates to business conducted in euro-based countries. The weighted average translation rate for the euro was $1.31 for the second quarter of 2013 and $1.32 for the first six months of 2013, compared with $1.28 for the second quarter of 2012 and $1.30 for the first six months of 2012. The impact of foreign currency translation was not material to VF’s operating results for the second quarter and first six months of 2013.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Second Quarter		Six Months
	2013	2012	2013	2012
Gross margin (total revenues less cost of goods sold)	48.5%	46.1%	48.3%	45.8%
Marketing, administrative and general expenses	39.4%	38.4%	36.7%	35.7%

Operating income	9.1%	7.7%	11.6%	10.2%

Gross margin increased 240 basis points in the second quarter and 250 points in the first half of 2013 with improvements in nearly every coalition. The higher gross margins in both periods reflect lower product costs and the continued shift in our revenue mix towards higher margin businesses, including Outdoor & Action Sports, international and direct-to-consumer.

Marketing, administrative and general expenses as a percentage of total revenues increased 100 basis points during both the second quarter and first half of 2013, primarily resulting from increased investments in direct-to-consumer and marketing.

Net interest expense decreased by $1.7 million in the second quarter of 2013 and $3.5 million in the first six months of 2013 from the comparable periods in 2012, due to lower average levels of short-term borrowings and increased amounts of interest capitalized for significant projects. Total outstanding debt averaged $1.9 billion for the first half of 2013 and $2.4 billion for the same period in 2012. The weighted average interest rates on total outstanding debt were 4.5% and 3.7% for the first six months of 2013 and 2012, respectively.

Other income (expense) netted to expense of $1.5 million in the second quarter of 2013 compared with income of $41.6 million in 2012, and was expense of $0.5 million in the first half of 2013 compared with income of $43.3 million in 2012. The income in both 2012 periods is primarily due to the $41.7 million gain on the sale of John Varvatos.

The effective income tax rate for the first half of 2013 was 21.0% compared with 22.2% in the first half of 2012. The first six months of 2013 included net discrete tax benefits of $14.4 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which were retroactive to 2012, and $6.9 million of tax benefits related to the realization of previously unrecognized tax benefits and interest. The net discrete tax benefits reduced the effective income tax rate for the first half of 2013 by 2.8% compared with a reduction of 4.3% in the first half of 2012. The remaining reduction in the effective income tax rate for the first half of 2013 compared with the 2012 period related primarily to a higher percentage of income in lower tax rate jurisdictions.

Net income attributable to VF Corporation for the second quarter of 2013 decreased to $138.3 million ($1.24 per share), compared with $155.3 million ($1.40 per share) in the 2012 quarter. The second quarter of 2012 was positively impacted by the $0.32 per share gain on the sale of John Varvatos and by $0.10 per share from discrete tax benefits related to the settlement of prior years’ tax audits, neither of which recurred in the 2013 quarter. The second quarters of 2013 and 2012 both included $0.03 per share in expenses related to the acquisition of The Timberland Company (“Timberland”).

Net income attributable to VF Corporation for the first half of 2013 increased to $408.7 million ($3.66 per share), compared with $370.5 million ($3.31 per share) in 2012. The first half of 2013 included $0.13 per share from discrete tax benefits compared with $0.08 per share from discrete tax benefits in the first half of 2012. In addition, Timberland acquisition-related expenses decreased to $0.05 per share in the first six months of 2013 from $0.06 per share in the first six months of 2012. The first half of 2012 was positively impacted by the $0.32 per share gain on the sale of John Varvatos that did not recur in 2013.

The remainder of the changes in earnings per share during the second quarter and first half of 2013 resulted from operating performance, as discussed in the “Information by Business Segment” section below.

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

The following tables present a summary of the changes in coalition revenues for the second quarter and first six months of 2013 from the comparable periods in 2012:

	Second Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition revenues – 2012	$1,040.0	$594.0	$251.5	$117.5	$107.9	$30.9	$2,141.8
Operations and organic growth (decline)	60.0	18.6	(9.3)	16.0	(5.0)	0.3	80.6
Disposition in prior year	—	—	—	—	(4.8)	—	(4.8)
Impact of foreign currency translation	3.6	(0.9)	(0.4)	—	0.5	—	2.8

Coalition revenues – 2013	$1,103.6	$611.7	$241.8	$133.5	$98.6	$31.2	$2,220.4

	Six Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition revenues – 2012	$2,303.9	$1,335.7	$529.0	$240.4	$234.9	$54.3	$4,698.2
Operations and organic growth (decline)	179.5	(3.2)	(33.6)	21.3	(9.5)	1.8	156.3
Disposition in prior year	—	—	—	—	(23.7)	—	(23.7)
Impact of foreign currency translation	4.5	(2.8)	(0.8)	—	0.6	—	1.5

Coalition revenues – 2013	$2,487.9	$1,329.7	$494.6	$261.7	$202.3	$56.1	$4,832.3

The following tables present a summary of the changes in coalition profit for the second quarter and first six months of 2013 from the comparable periods in 2012:

	Second Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition profit – 2012	$82.5	$93.3	$30.4	$11.5	$12.0	$0.3	$230.0
Operations and organic growth (decline)	16.1	15.2	4.7	4.8	(4.9)	0.1	36.0
Disposition in prior year	—	—	—	—	0.7	—	0.7
Impact of foreign currency translation	1.9	0.4	—	—	0.1	—	2.4

Coalition profit – 2013	$100.5	$108.9	$35.1	$16.3	$7.9	$0.4	$269.1

	Six Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition profit – 2012	$284.2	$204.1	$73.3	$22.2	$26.8	$(1.2)	$609.4
Operations and organic growth (decline)	40.1	47.6	(6.7)	6.3	(6.9)	(1.0)	79.4
Disposition in prior year	—	—	—	—	0.5	—	0.5
Impact of foreign currency translation	2.7	0.5	—	—	0.1	—	3.3

Coalition profit – 2013	$327.0	$252.2	$66.6	$28.5	$20.5	$(2.2)	$692.6

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports:

Dollars in millions	Second Quarter		Percent	Six Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$1,103.6	$1,040.0	6.1%	$2,487.9	$2,303.9	8.0%
Coalition profit	100.5	82.5	21.8%	327.0	284.2	15.1%
Operating margin	9.1%	7.9%		13.1%	12.3%

Coalition revenues for Outdoor & Action Sports increased 6% in the second quarter of 2013 compared with the 2012 period. The North Face® and Vans® brands achieved global revenue growth of 5% and 15%, respectively, partially offset by a 3% decrease in global Timberland® brand revenues. Domestic revenues increased 5% in the second quarter. International revenues rose 8% in the second quarter, reflecting growth in Europe and Asia Pacific.

Coalition revenues for Outdoor & Action Sports increased 8% in the first six months of 2013 compared with the 2012 period. The North Face® and Vans® brands achieved global revenue growth of 6% and 20%, respectively, while the Timberland® brand revenues were flat. Domestic revenues increased 7% in the first six months. International revenues rose 9% in the first six months, reflecting growth in Europe and Asia Pacific.

Direct-to-consumer revenues increased 10% and 14% in the second quarter and first six months of 2013, respectively, with growth in nearly all brands. New store openings and comparable store growth, including the e-commerce business, contributed to the direct-to-consumer revenue growth.

The increases in operating margin for the second quarter and first six months of 2013 are primarily due to improvements in gross margin and a continued shift in the business mix toward higher margin businesses, including direct-to-consumer and international.

Jeanswear:

Dollars in millions	Second Quarter		Percent	Six Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$611.7	$594.0	3.0%	$1,329.7	$1,335.7	(0.4)%
Coalition profit	108.9	93.3	16.7%	252.2	204.1	23.6%
Operating margin	17.8%	15.7%		19.0%	15.3%

Global Jeanswear revenues increased 3% in the second quarter of 2013 compared with the 2012 period. This increase was driven by a 10% increase in the Lee® brand revenues, partially offset by a 1% decrease in revenues for the Wrangler® brand. Revenues in the Americas region increased 4%, which benefited in part by the normalization of seasonal product orders from the first quarter into the second quarter of 2013. Jeanswear revenues for the European business increased 1%. Jeanswear revenues in Asia Pacific decreased 7%, as the Lee® brand continues to be impacted by an industry-wide inventory build-up in China that began during the latter part of 2012.

Global Jeanswear revenues were flat for the first six months of 2013 compared with the 2012 period.

Operating margin increased 210 basis points during the second quarter of 2013 and 370 basis points for the first six months of 2013. These margin increases were driven by lower product costs compared to the same periods in 2012 as well as continued improvements in operating efficiencies. The Wrangler® and Lee® brands posted improved profitability in nearly every global region for the three and six month periods.

Imagewear:

Dollars in millions	Second Quarter		Percent	Six Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$241.8	$251.5	(3.9)%	$494.6	$529.0	(6.5)%
Coalition profit	35.1	30.4	15.5%	66.6	73.3	(9.1)%
Operating margin	14.5%	12.1%		13.5%	13.9%

Imagewear revenues declined 4% and 7% in the second quarter and first six months of 2013, respectively, compared with the 2012 periods. These reductions in revenues were primarily due to the continued delay of a contract renewal in 2013 and a catch up of shipments in the first quarter of 2012, related to strong orders in the oil and gas industries that did not repeat in 2013.

The 240 basis point increase in operating margin in the second quarter of 2013 was driven by lower product costs. The 40 basis point decrease in operating margin for the first six months of 2013 was primarily driven by lower shipment and production volumes, partially offset by lower product costs.

Sportswear:

Dollars in millions	Second Quarter		Percent	Six Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$133.5	$117.5	13.6%	$261.7	$240.4	8.9%
Coalition profit	16.3	11.5	41.7%	28.5	22.2	28.4%
Operating margin	12.2%	9.8%		10.9%	9.2%

Sportswear revenues increased 14% and 9% in the second quarter and first six months of 2013, respectively, compared with the 2012 periods. Second quarter revenues were driven by a low double-digit percentage increase in the Nautica® brand and nearly 30% growth in the Kipling® brand. The first six months revenues reflected growth in both the Nautica® and Kipling® brands. These revenue increases for the second quarter and first six months were primarily driven by growth in the direct-to-consumer businesses of both brands. In addition, the growth in the second quarter of 2013 benefited by 3 percentage points due to a shift in the timing of shipments for the Nautica® brand from the previous quarter.

The increases in operating margin during the second quarter and first six months of 2013 are due to a shift in the business mix toward higher margin direct-to-consumer businesses, improvements in the profitability of the wholesale and direct-to-consumer businesses, as well as the leverage of operating expenses on higher revenues.

Contemporary Brands:

Dollars in millions	Second Quarter		Percent	Six Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$98.6	$107.9	(8.6)%	$202.3	$234.9	(13.9)%
Coalition profit	7.9	12.0	(34.2)%	20.5	26.8	(23.5)%
Operating margin	8.0%	11.1%		10.1%	11.4%

Revenues for Contemporary Brands were down 9% and 14% in the second quarter and first six months of 2013, respectively, compared to the 2012 periods. The absence of John Varvatos accounted for 4% and 10% of the decreases in the second quarter and first six months of 2013, respectively. The remaining declines are primarily attributable to weakness in premium denim in the high-end department store channel, partially offset by higher direct-to-consumer revenues.

Operating margin declines for both the second quarter and first half of 2013 are primarily due to the decline in sales volume and an increase in investments in infrastructure and the direct-to-consumer business.

Other:

Dollars in millions	Second Quarter		Percent	Six Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$31.2	$30.9	1.0%	$56.1	$54.3	3.3%
Coalition profit	0.4	0.3		(2.2)	(1.2)
Operating margin	1.3%	1.0%		(3.9)%	(2.2)%

VF Outlet® stores in the United States sell VF and other branded products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this Other category. Revenues increased 1% in the second quarter and 3% in the first six months of 2013 compared with the 2012 periods due to the addition of new product categories and new store openings. The increase in operating margin for the second quarter of 2013 is primarily due to lower sales of distressed products. The decrease in operating margin for the first six months of 2013 was driven by higher operating expenses related to the new store openings from the first quarter of 2013.

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

Dollars in millions	Second Quarter		Percent	Six Months		Percent
	2013	2012	Change	2013	2012	Change
Corporate and other expenses	$(69.2)	$(24.5)	182.4%	$(134.0)	$(88.0)	52.3%
Interest, net	(20.7)	(22.4)	(7.6)%	(41.2)	(44.7)	(7.8)%

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared services, (ii) corporate headquarters’ costs and (iii) other income and expenses. Other income and expenses includes costs of corporate programs and initiatives; costs of registering, maintaining and enforcing certain VF trademarks; and miscellaneous costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The current year service cost component of pension cost is allocated to the coalitions, while the remaining cost components, totaling $15.2 million and $30.4 million for the second quarter and first half of 2013, respectively, and $16.8 million and $33.6 million for the second quarter and first half of 2012, respectively, are reported in corporate and other expenses. The increases in corporate and other expenses for the second quarter and first half of 2013 are primarily due to the $41.7 million gain on the sale of John Varvatos, which was recorded as an offset to corporate and other expenses in the second quarter and first half of 2012.

Analysis of Financial Condition

Balance Sheets

The following discussion refers to significant changes in balances at June 2013 compared with December 2012:

•	Decrease in accounts receivable—resulting from the seasonality of the business.

•	Increase in inventory—resulting from the seasonality of the business partially offset by the impact of disciplined inventory management.

•	Increase in other current assets—primarily due to higher prepaid income taxes and unrealized hedging gains.

•	Decrease in accrued liabilities—primarily due to timing of accruals for compensation and income taxes.

•	Decrease in other liabilities—primarily due to a decrease in the defined benefit pension plan liability, resulting from a $100.0 million discretionary contribution in the first quarter of 2013.

The following discussion refers to significant changes in balances at June 2013 compared with June 2012:

•

Increase in property, plant and equipment—related to capital projects that support VF’s continued expectations for high revenue growth, including a European headquarters, a headquarters for the Outdoor & Action Sports businesses in the United States, additional distribution facilities, new retail stores and technology upgrades.

•	Decrease in short-term borrowings—due to higher levels of cash available to fund working capital needs during the first half of 2013.

•

Decrease in long-term debt—related to the $400 million two-year notes issued to finance the acquisition of Timberland, which will be repaid in the third quarter of 2013 and have therefore been reclassified to the current portion of long-term debt.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	June	December	June
Dollars in millions	2013	2012	2012
Working capital	$1,653.4	$1,717.4	$1,571.8
Current ratio	2.0 to 1	2.0 to 1	1.9 to 1
Debt to total capital ratio	26.6%	26.5%	35.7%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total net capital (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents) was 23.1% at June 2013, 19.6% at December 2012 and 32.6% at June 2012.

In summary, our cash flows were as follows (in millions):

	Six Months
In millions	2013	2012
Net cash provided by operating activities	$291.4	$73.1
Net cash used by investing activities	(188.5)	(54.7)
Net cash used by financing activities	(375.7)	(26.5)

Cash Provided by Operating Activities

VF’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Cash provided by operating activities for the first six months of 2013 increased to $291.4 million from $73.1 million for the 2012 period. The improvement is due to an increase in net income and a reduction in net cash usage from working capital changes, partially offset by the payment of a $100.0 million discretionary contribution to the defined benefit pension plan in the first quarter of 2013.

Cash Used by Investing Activities

Cash used by investing activities for the first six months of 2013 increased to $188.5 million from $54.7 million in 2012. VF’s investing activities relate primarily to capital expenditures, which totaled $155.5 million during the first six months of 2013 compared with $119.0 million in the 2012 period. The higher level of capital expenditures is related to a number of infrastructure projects that support VF’s continued expectations for high revenue growth, as discussed in the “Balance Sheets” section above. The spending is funded by cash flow from operations.

In addition, cash used by investing activities during the first six months of 2012 was reduced by $68.3 million of proceeds from the sale of John Varvatos.

Cash Used by Financing Activities

Cash used by financing activities in the first six months of 2013 was $375.7 million, compared with $26.5 million in the first six months of 2012. This increase was primarily due to higher levels of cash dividends paid and lower levels of short-term borrowings.

During the first six months of 2013 and 2012, VF repurchased 1.7 million and 2.0 million shares, respectively, of its Common Stock in open market transactions. The cost was $281.0 million and $299.1 million with an average price per share of $164.62 and $148.91 for the June 2013 and June 2012 periods, respectively. Under its current authorization from the Board of Directors, VF may repurchase an additional 2.8 million shares. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”), which supports our $1.25 billion U.S. commercial paper program for short-term seasonal working capital requirements. The Global Credit Facility expires in December 2016. Commercial paper borrowings and standby letters of credit issued as of June 2013 were $33.0 million and $18.6 million, respectively, leaving $1,198.4 million available for borrowing against this facility at June 2013.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of June 2013, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively, by those rating agencies. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2013, 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest.

Management’s Discussion and Analysis in the 2012 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2012 that would require the use of funds. Since the filing of the 2012 Form 10-K, there have been no material changes in the disclosed amounts, except as noted below:

•	Inventory purchase obligations increased by approximately $403.9 million at the end of June 2013 due to the seasonality of VF’s businesses.

Management believes that VF’s cash balances and funds provided by operating activities, as well as its Global Credit Facility, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain the dividend to stockholders at current and expected rates and (iii) flexibility to meet investment opportunities that may arise.

Recently Issued Accounting Standards

In July 2013, the FASB issued an update to their accounting guidance which requires unrecognized tax benefits to be netted with net operating loss or tax credit carryforwards in the Consolidated Balance Sheets if specific criteria are met. The guidance is effective January 2014 for the interim and annual periods. The adoption of this accounting guidance is not expected to have an impact on VF’s Consolidated Financial Statements.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

Second Quarter 2013	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
March 31 – April 27, 2013	—	$—	—	2,768,996
April 28 – May 25, 2013	—	—	—	2,768,996
May 26 – June 29, 2013	1,540	189.65	1,540	2,767,456

Total	1,540		1,540

(1)	During the quarter, 1,540 shares of Common Stock were purchased in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases — considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: August 7, 2013	By:	/s/ Scott A. Roe
Scott A. Roe Vice President — Controller (Chief Accounting Officer)