Form 10-Q
period 2013-09-28
V F CORP
filed 2013-11-06
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

On October 26, 2013, there were 110,076,207 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	September 2013	December 2012	September 2012
ASSETS
Current assets
Cash and equivalents	$315,661	$597,461	$304,603
Accounts receivable, less allowance for doubtful accounts of: September 2013 – $56,733; December 2012 – $48,998; September 2012 – $55,606	1,663,118	1,222,345	1,612,579
Inventories	1,752,284	1,354,158	1,758,686
Other current assets	362,841	275,619	322,932

Total current assets	4,093,904	3,449,583	3,998,800
Property, plant and equipment	904,809	828,218	775,476
Intangible assets	2,939,371	2,917,058	2,922,233
Goodwill	2,014,717	2,009,757	2,003,855
Other assets	499,260	428,405	431,368

Total assets	$10,452,061	$9,633,021	$10,131,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$468,310	$12,559	$741,008
Current portion of long-term debt	2,987	402,873	402,838
Accounts payable	659,135	562,638	535,367
Accrued liabilities	924,228	754,142	756,629

Total current liabilities	2,054,660	1,732,212	2,435,842
Long-term debt	1,427,138	1,429,166	1,429,824
Other liabilities	1,341,386	1,346,018	1,339,282
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2013, December 2012 or September 2012	—	—	—
Common Stock, stated value $1; shares authorized, 300,000,000; shares outstanding; September 2013 – 109,805,011; December 2012 – 110,204,734; September 2012 – 109,937,451	109,805	110,205	109,937
Additional paid-in capital	2,702,110	2,527,868	2,497,795
Accumulated other comprehensive income (loss)	(365,970)	(453,895)	(386,853)
Retained earnings	3,182,932	2,941,447	2,705,905

Total stockholders’ equity	5,628,877	5,125,625	4,926,784

Total liabilities and stockholders’ equity	$10,452,061	$9,633,021	$10,131,732

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2013	2012	2013	2012
Net sales	$3,266,681	$3,119,614	$8,043,638	$7,762,660
Royalty income	30,588	28,740	85,911	83,935

Total revenues	3,297,269	3,148,354	8,129,549	7,846,595

Costs and operating expenses
Cost of goods sold	1,728,144	1,678,090	4,226,779	4,222,368
Selling, general and administrative expenses	989,422	933,372	2,764,005	2,609,248

	2,717,566	2,611,462	6,990,784	6,831,616

Operating income	579,703	536,892	1,138,765	1,014,979
Interest income	1,259	632	2,564	2,858
Interest expense	(21,246)	(23,841)	(63,788)	(70,779)
Other income (expense), net	(1,250)	1,569	(1,723)	44,872

Income before income taxes	558,466	515,252	1,075,818	991,930
Income taxes	124,705	133,934	233,366	239,960

Net income	433,761	381,318	842,452	751,970
Net (income) loss attributable to noncontrolling interests	—	—	—	(139)

Net income attributable to VF Corporation common stockholders	$433,761	$381,318	$842,452	$751,831

Earnings per common share attributable to VF Corporation common stockholders
Basic	$3.96	$3.48	$7.68	$6.85
Diluted	3.89	3.42	7.55	6.72
Cash dividends per common share	$0.87	$0.72	$2.61	$2.16

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September		Nine Months Ended September
	2013	2012	2013	2012
Net income	$433,761	$381,318	$842,452	$751,970

Other comprehensive income (loss):
Foreign currency translation
Gains (losses) arising during the period	99,395	40,466	60,374	10,238
Less income tax effect	(933)	(7,348)	(560)	(7,214)
Defined benefit pension plans
Amortization of net deferred actuarial losses	21,333	17,617	64,021	52,856
Amortization of prior service cost	317	837	974	2,514
Less income tax effect	(8,473)	(6,966)	(26,065)	(21,273)
Derivative financial instruments
Gains (losses) arising during the period	(54,432)	(15,829)	(2,032)	2,846
Less income tax effect	21,391	6,118	797	(1,095)
Reclassification to net income for (gains) losses realized	(6,571)	(8,500)	(15,707)	(5,365)
Less income tax effect	2,583	3,273	6,173	2,066
Marketable securities
Gains (losses) arising during the period	479	(135)	9	(949)
Less income tax effect	(188)	—	(59)	—

Other comprehensive income (loss)	74,901	29,533	87,925	34,624

Comprehensive income	508,662	410,851	930,377	786,594
Comprehensive (income) attributable to noncontrolling interests	—	—	—	(139)

Comprehensive income attributable to VF Corporation	$508,662	$410,851	$930,377	$786,455

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September
	2013	2012
Operating activities
Net income	$842,452	$751,970
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	112,989	104,628
Amortization of intangible assets	34,450	36,130
Other amortization	33,670	26,025
Stock-based compensation	70,258	73,149
Provision for doubtful accounts	14,747	15,521
Pension expense in excess of (less than) contributions	(45,669)	57,674
Gain on sale of business	—	(42,000)
Other, net	65,740	188
Changes in operating assets and liabilities, net of sale of business:
Accounts receivable	(455,712)	(502,501)
Inventories	(399,396)	(317,761)
Other current assets	(44,488)	(23,854)
Accounts payable	96,246	(100,101)
Accrued compensation	9,816	(20,153)
Accrued income taxes	(61,003)	(17,095)
Accrued liabilities	133,646	42,078
Other assets and liabilities	10,330	18,707

Cash provided by operating activities	418,076	102,605
Investing activities
Capital expenditures	(203,469)	(190,277)
Business acquisition, net of cash acquired	—	(1,750)
Proceeds from sale of business	—	68,519
Software purchases	(41,923)	(12,509)
Other, net	(9,896)	(3,429)

Cash used by investing activities	(255,288)	(139,446)
Financing activities
Net increase in short-term borrowings	457,856	459,173
Payments on long-term debt	(402,141)	(2,079)
Purchases of Common Stock	(283,433)	(306,422)
Cash dividends paid	(286,790)	(237,520)
Proceeds from issuance of Common Stock, net	30,902	45,668
Tax benefits of stock option exercises	41,946	39,455

Cash used by financing activities	(441,660)	(1,725)
Effect of foreign currency rate changes on cash and equivalents	(2,928)	1,941

Net change in cash and equivalents	(281,800)	(36,625)
Cash and equivalents — beginning of year	597,461	341,228

Cash and equivalents — end of period	$315,661	$304,603

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	VF Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
Balance, December 2011	$110,557	$2,316,107	$(421,477)	$2,520,804	$(816)
Net income	—	—	—	1,085,999	139
Dividends on Common Stock	—	—	—	(333,229)	—
Purchase of treasury stock	(2,000)	—	—	(295,074)	—
Stock compensation plans, net	1,666	211,761	—	(34,435)	—
Common Stock held in trust for deferred compensation plans	(18)	—	—	(2,618)	—
Disposition of noncontrolling interests	—	—	—	—	677
Foreign currency translation	—	—	47,091	—	—
Defined benefit pension plans	—	—	(63,845)	—	—
Derivative financial instruments	—	—	(15,263)	—	—
Marketable securities	—	—	(401)	—	—

Balance, December 2012	110,205	2,527,868	(453,895)	2,941,447	—
Net income	—	—	—	842,452	—
Dividends on Common Stock	—	—	—	(286,790)	—
Purchase of treasury stock	(1,700)	—	—	(278,176)	—
Stock compensation plans, net	1,309	174,242	—	(33,087)	—
Common Stock held in trust for deferred compensation plans	(9)	—	—	(2,914)	—
Foreign currency translation	—	—	59,814	—	—
Defined benefit pension plans	—	—	38,930	—	—
Derivative financial instruments	—	—	(10,769)	—	—
Marketable securities	—	—	(50)	—	—

Balance, September 2013	$109,805	$2,702,110	$(365,970)	$3,182,932	$—

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Basis of Presentation

VF Corporation and its subsidiaries (collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended September 2013, December 2012 and September 2012 relate to the fiscal periods ended on September 28, 2013, December 29, 2012 and September 29, 2012, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2012 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended September 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 28, 2013. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2012 (“2012 Form 10-K”).

Note B — Disposition

On April 30, 2012, VF sold its 80% ownership in John Varvatos Enterprises, Inc. (“John Varvatos”). VF recorded a $42.0 million gain on the sale which was included in other income (expense), net, during the second quarter of 2012.

Note C — Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, VF does not retain any interests in the accounts receivable and removes them from the Consolidated Balance Sheets, but continues to service and collect outstanding accounts receivable on behalf of the financial institution. At September 2013, December 2012 and September 2012, accounts receivable had been reduced by $155.0 million, $127.4 million and $154.7 million, respectively, related to this program. During the first nine months of 2013, VF sold $935.1 million of accounts receivable at their stated amounts, less a funding fee charged by the financial institution. The funding fee is recorded in other income (expense), net, and totaled $1.3 million for the first nine months of 2013. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note D — Inventories

In thousands	September 2013	December 2012	September 2012
Finished products	$1,496,419	$1,099,229	$1,500,595
Work in process	99,367	98,191	99,035
Materials and supplies	156,498	156,738	159,056

Total inventories	$1,752,284	$1,354,158	$1,758,686

Note E — Property, Plant and Equipment

In thousands	September 2013	December 2012	September 2012
Land	$52,879	$54,264	$52,425
Buildings and improvements	948,628	862,288	804,900
Machinery and equipment	1,130,388	1,066,865	1,068,276

Property, plant and equipment, at cost	2,131,895	1,983,417	1,925,601
Less accumulated depreciation and amortization	1,227,086	1,155,199	1,150,125

Property, plant and equipment, net	$904,809	$828,218	$775,476

Note F — Intangible Assets

Dollars in thousands	Weighted Average Amortization Period	Amortization methods	September 2013			December 2012
			Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19 years	Accelerated	$623,267	$200,748	$422,519	$442,446
License agreements	24 years	Accelerated and straight-line	184,027	74,295	109,732	115,742
Other	8 years	Straight-line	16,071	9,043	7,028	8,748

Amortizable intangible assets, net					539,279	566,936

Indefinite-lived intangible assets:
Trademarks and trade names					2,400,092	2,350,122

Intangible assets, net					$2,939,371	$2,917,058

Amortization expense for the third quarter and first nine months of 2013 was $11.5 million and $34.5 million, respectively. Estimated amortization expense for the next five years is:

Year	Estimated Amortization Expense
2013	$45.8
2014	$44.1
2015	$42.1
2016	$40.8
2017	$39.5

Note G — Goodwill

Changes in goodwill are summarized by business segments as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Total
Balance, December 2012	$1,422,492	$228,843	$58,747	$157,314	$142,361	$2,009,757
Currency translation	6,899	(1,939)	—	—	—	4,960

Balance, September 2013	$1,429,391	$226,904	$58,747	$157,314	$142,361	$2,014,717

Accumulated impairment charges as of December 2012 and September 2013 were $43.4 million, $58.5 million and $195.2 million related to Outdoor & Action Sports, Sportswear and Contemporary Brands, respectively.

Note H — Pension Plans

The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2013	2012	2013	2012
Service cost – benefits earned during the period	$6,346	$5,755	$19,566	$17,360
Interest cost on projected benefit obligations	17,988	19,236	54,017	57,734
Expected return on plan assets	(23,635)	(20,148)	(70,945)	(60,462)
Amortization of deferred amounts:
Net deferred actuarial losses	21,333	17,617	64,021	52,856
Deferred prior service cost	317	837	974	2,514

Net periodic pension cost	$22,349	$23,297	$67,633	$70,002

During the first nine months of 2013, VF contributed $113.3 million to its defined benefit plans, which included a $100.0 million discretionary contribution to its domestic defined benefit plan. VF intends to make approximately $6.5 million of additional contributions during the remainder of 2013.

Note I — Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2013	2012	2013	2012
Coalition revenues:
Outdoor & Action Sports	$1,971,963	$1,852,267	$4,459,845	$4,156,208
Jeanswear	747,241	718,812	2,076,919	2,054,529
Imagewear	284,480	284,526	779,064	813,540
Sportswear	155,208	154,190	416,919	394,593
Contemporary Brands	104,998	104,165	307,339	339,016
Other	33,379	34,394	89,463	88,709

Total coalition revenues	$3,297,269	$3,148,354	$8,129,549	$7,846,595

Coalition profit:
Outdoor & Action Sports	$421,177	$413,012	$748,137	$697,181
Jeanswear	158,334	131,447	410,551	335,566
Imagewear	40,698	37,463	107,343	110,753
Sportswear	23,987	18,499	52,481	40,711
Contemporary Brands	9,456	13,436	29,910	40,286
Other	(47)	1,377	(2,195)	133

Total coalition profit	653,605	615,234	1,346,227	1,224,630
Corporate and other expenses	(75,152)	(76,773)	(209,185)	(164,779)
Interest expense, net	(19,987)	(23,209)	(61,224)	(67,921)

Income before income taxes	$558,466	$515,252	$1,075,818	$991,930

Note J — Capital and Accumulated Other Comprehensive Income (Loss)

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were 4,250,851 treasury shares at September 2013, 2,530,401 at December 2012 and 2,524,771 at September 2012. The excess of the cost of treasury shares acquired over the $1 per share stated value of Common Stock is deducted from retained earnings. In addition, 176,416 shares of Common Stock at September 2013, 187,456 shares at December 2012 and 187,226 shares at September 2012 were held in connection with deferred compensation plans. These shares, having a cost of $8.2 million, $8.8 million and $8.6 million at the respective dates, are treated as treasury shares for financial reporting purposes.

The deferred components of other comprehensive income (loss) are reported in accumulated other comprehensive income (loss) in stockholders’ equity, net of related income taxes, as follows:

In thousands	September 2013	December 2012	September 2012
Foreign currency translation	$55,746	$(4,068)	$(48,135)
Defined benefit pension plans	(381,608)	(420,538)	(322,596)
Derivative financial instruments	(40,199)	(29,430)	(15,715)
Marketable securities	91	141	(407)

Accumulated other comprehensive income (loss)	$(365,970)	$(453,895)	$(386,853)

The changes in accumulated other comprehensive income (loss) are as follows:

	Three Months Ended September 2013
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, June 2013	$(42,716)	$(394,785)	$(3,170)	$(200)	$(440,871)

Other comprehensive income (loss) before reclassifications	98,462	—	(33,041)	291	65,712
Amounts reclassified from accumulated other comprehensive income (loss)	—	13,177	(3,988)	—	9,189

Net other comprehensive income (loss)	98,462	13,177	(37,029)	291	74,901

Balance, September 2013	$55,746	$(381,608)	$(40,199)	$91	$(365,970)

	Nine Months Ended September 2013
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2012	$(4,068)	$(420,538)	$(29,430)	$141	$(453,895)

Other comprehensive income (loss) before reclassifications	59,814	—	(1,235)	(50)	58,529
Amounts reclassified from accumulated other comprehensive income (loss)	—	38,930	(9,534)	—	29,396

Net other comprehensive income (loss)	59,814	38,930	(10,769)	(50)	87,925

Balance, September 2013	$55,746	$(381,608)	$(40,199)	$91	$(365,970)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

In thousands	Affected Line Item in the Consolidated Statements of Income (Loss)	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components
		Three Months Ended September 2013	Nine Months Ended September 2013
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(21,333)	$(64,021)
Deferred prior service cost	(a)	(317)	(974)

	Total before tax	(21,650)	(64,995)
	Tax benefit (expense)	8,473	26,065

	Net of tax	$(13,177)	$(38,930)

Gains and losses on derivative financial instruments:
Foreign exchange contracts	Net sales	$6,195	$7,418
Foreign exchange contracts	Cost of goods sold	3,574	11,115
Foreign exchange contracts	Other income (expense), net	(2,218)	83
Interest rate contracts	Interest expense	(980)	(2,909)

	Total before tax	6,571	15,707
	Tax benefit (expense)	(2,583)	(6,173)

	Net of tax	3,988	9,534

Total reclassifications for the period	Net of tax	$(9,189)	$(29,396)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note H for additional details).

Note K — Stock-based Compensation

During the first nine months of 2013, VF granted options to employees and the Board of Directors to purchase 900,118 shares of common stock at a weighted average exercise price of $162.55 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the option grant date. Employee stock options vest in equal annual installments over three years. Options granted to VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option–pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	2013	2012
Expected volatility	24% to 29%	27% to 31%
Weighted average expected volatility	26.6%	30%
Expected term (in years)	5.6 to 7.4	5.6 to 7.5
Dividend yield	2.3%	2.5%
Risk-free interest rate	0.1% to 2.0%	0.1% to 2.1%
Weighted average grant date fair value	$33.37	$33.44

Also during the first nine months of 2013, VF granted 184,267 performance-based restricted stock units to employees that enable them to receive shares of VF Common Stock at the end of a three year period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. The actual number of shares earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total stockholder return (“TSR”) over the three year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. Shares are issued to participants in the year following the conclusion of each three year performance period. The weighted average fair market value of VF Common Stock on the date the units were granted was $162.56 per share.

VF granted 4,081 nonperformance-based restricted stock units to members of the Board of Directors during the first nine months of 2013. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $161.95 per share.

VF granted 42,500 nonperformance-based restricted stock units to employees during the first nine months of 2013. These units vest in four years and each RSU entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the date the units were granted was $156.35 per share.

VF granted 80,000 restricted shares of VF Common Stock to employees during the first nine months of 2013. The weighted average fair market value of VF Common Stock at the date the units were granted was $155.15 per share. These shares will vest in four years, assuming the grantees remain employed through the vesting date.

Note L — Income Taxes

The effective income tax rate for the first nine months of 2013 was 21.7% compared with 24.2% in the first nine months of 2012. The first nine months of 2013 included net discrete tax benefits of $19.0 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which are retroactive to 2012, and $6.9 million of tax benefits related to the realization of previously unrecognized tax benefits and interest. The net discrete tax benefits reduced the effective income tax rate for the first nine months of 2013 by 1.8% compared with a reduction of 2.0% in the first nine months of 2012. The remaining reduction in the effective income tax rate for the first nine months of 2013 compared with the 2012 period related primarily to a higher percentage of income in lower tax rate jurisdictions.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous states and foreign jurisdictions. In the United States, the Internal Revenue Service (“IRS”) examination for tax years 2007, 2008 and 2009 was completed in 2012. VF has appealed the results of the 2007 to 2009 examination to the IRS Appeals office. Tax years examined prior to 2007 have been effectively settled with the IRS. The IRS is scheduled to begin its examination of VF’s 2010 and 2011 tax returns during the fourth quarter of 2013. The IRS commenced an examination of Timberland’s 2010 and 2011 tax years during 2012. The IRS examination of Timberland’s 2008 and 2009 tax years was settled during 2012. In addition, VF is currently subject to examinations by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years to ensure VF’s provision for income taxes is sufficient. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these examinations and negotiations will conclude during the next 12 months.

During the first nine months of 2013, the amount of net unrecognized tax benefits and associated interest increased by $3.2 million to $120.3 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease during the next 12 months by approximately $49.1 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $38.8 million would reduce income tax expense.

Note M — Earnings Per Share

In thousands, except per share amounts	Three Months Ended September		Nine Months Ended September
	2013	2012	2013	2012
Earnings per share – basic:
Net income	$433,761	$381,318	$842,452	$751,970
Net (income) loss attributable to noncontrolling interests	—	—	—	(139)

Net income attributable to VF Corporation	$433,761	$381,318	$842,452	$751,831

Weighted average common shares outstanding	109,545	109,557	109,629	109,800

Earnings per common share attributable to VF Corporation common stockholders	$3.96	$3.48	$7.68	$6.85

Earnings per share – diluted:
Net income attributable to VF Corporation	$433,761	$381,318	$842,452	$751,831

Weighted average common shares outstanding	109,545	109,557	109,629	109,800
Incremental shares from stock options and other dilutive securities	1,860	1,931	1,991	2,049

Adjusted weighted average common shares outstanding	111,405	111,488	111,620	111,849

Earnings per common share attributable to VF Corporation common stockholders	$3.89	$3.42	$7.55	$6.72

Outstanding options to purchase 0.1 million and 0.8 million shares of Common Stock for the three month periods ended September 2013 and 2012, respectively, were excluded from the calculations of diluted earnings per share because the effect of their inclusion would have been antidilutive. Outstanding options to purchase 0.3 million and 0.9 million shares of Common Stock for the nine month periods ended September 2013 and 2012, respectively, were excluded from the calculations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, 0.4 million performance-based restricted stock units were excluded from the computation of diluted earnings per share for the three and nine month periods ended September 2013 and September 2012 because these units have not yet been earned in accordance with the vesting requirements of the plan.

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

In thousands	Total Fair Value	Fair Value Measurement Using (a)
		Level 1	Level 2	Level 3
September 2013
Financial assets:
Cash equivalents:
Money market funds	$109,867	$109,867	$—	$—
Time deposits	20,264	20,264	—	—
Derivative instruments	12,732	—	12,732	—
Investment securities	214,267	189,037	25,230	—
Other marketable securities	4,579	4,579	—	—
Financial liabilities:
Derivative instruments	37,691	—	37,691	—
Deferred compensation	263,912	—	263,912	—

December 2012
Financial assets:
Cash equivalents:
Money market funds	$181,635	$181,635	$—	$—
Time deposits	17,042	17,042	—	—
Derivative instruments	16,153	—	16,153	—
Investment securities	188,307	157,230	31,077	—
Other marketable securities	4,513	4,513	—	—
Financial liabilities:
Derivative instruments	29,468	—	29,468	—
Deferred compensation	230,733	—	230,733	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first nine months of 2013 or the year ended December 2012.

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

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2013 and December 2012, their carrying values approximated their fair values. Additionally, at September 2013 and December 2012, the carrying value of VF’s long-term debt, including the current portion, was $1,430.1 million and $1,832.0 million, respectively, compared with a fair value of $1,556.0 million and $2,111.4 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note O — Derivative Financial Instruments and Hedging Activities

Summary of Derivative Instruments

All of VF’s outstanding derivative instruments are forward foreign currency exchange contracts. Most derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, but a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts at September 2013, December 2012 and September 2012 totaled $2.1 billion, $1.9 billion and $1.4 billion, respectively, primarily consisting of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	September 2013	December 2012	September 2012	September 2013	December 2012	September 2012
Foreign exchange contracts designated as hedging instruments	$12,685	$15,847	$26,664	$(37,376)	$(27,267)	$(22,910)
Foreign exchange contracts dedesignated as hedging instruments	—	15	64	—	(2,160)	(4,976)
Foreign exchange contracts not designated as hedging instruments	47	291	115	(315)	(41)	(569)

Total derivatives	$12,732	$16,153	$26,843	$(37,691)	$(29,468)	$(28,455)

VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. However, if VF were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of September 2013, December 2012 and September 2012 would be adjusted from the current gross presentation as detailed in the following table:

	September 2013		December 2012		September 2012
In thousands	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$12,732	$(37,691)	$16,153	$(29,468)	$26,843	$(28,455)
Gross amounts not offset in the Consolidated Balance Sheets	(10,497)	10,497	(5,225)	5,225	(4,760)	4,760

Net amount	$2,235	$(27,194)	$10,928	$(24,243)	$22,083	$(23,695)

Derivatives are classified as current or noncurrent based on their maturity dates, as follows:

In thousands	September 2013	December 2012	September 2012
Other current assets	$12,257	$13,629	$23,648
Accrued liabilities (current)	(28,743)	(22,013)	(22,766)
Other assets (noncurrent)	475	2,524	3,195
Other liabilities (noncurrent)	(8,948)	(7,455)	(5,689)

Cash Flow Hedge Strategies and Accounting Policies

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended September		Gain (Loss) on Derivatives Recognized in OCI Nine Months Ended September
Cash Flow Hedging Relationships	2013	2012	2013	2012
Foreign exchange	$(54,432)	$(15,829)	$(2,032)	$2,846

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCI into Income Nine Months Ended September
Location of Gain (Loss)	2013	2012	2013	2012
Net sales	$6,195	$(2,150)	$7,418	$(3,931)
Cost of goods sold	3,574	9,694	11,115	10,291
Other income (expense), net	(2,218)	1,890	83	1,777
Interest expense	(980)	(934)	(2,909)	(2,772)

Total	$6,571	$8,500	$15,707	$5,365

Derivative Contracts Dedesignated as Hedges

Cash flow hedges of some forecasted sales to third parties have historically been dedesignated as hedges when the sales were recognized. At that time, hedge accounting was discontinued and the amount of unrealized hedging gain or loss was recognized in net sales. These derivatives remained outstanding as an economic hedge of foreign currency exposures associated with the ultimate collection of the related accounts receivable, during which time changes in the fair value of the derivative contracts were recognized directly in earnings. As discussed below in Derivative Contracts Not Designated as Hedges, VF now utilizes separate derivative contracts to manage foreign currency risk related to balance sheet exposures. Accordingly, the third quarter of 2013 is the last period during which dedesignations were recognized related to these cash flow hedges.

For the three and nine month periods ended September 2013, VF recorded net gains of $0.2 million and $1.5 million, respectively, in other income (expense), net, for derivatives dedesignated as hedging instruments. For the three and nine month periods ended September 2012, VF recorded net losses of $0.6 million and $2.4 million, respectively, in other income (expense), net, for dedesignated derivatives.

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

In thousands	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended September		Gain (Loss) on Derivatives Recognized in Income Nine Months Ended September
Derivatives Not Designated as Hedges		2013	2012	2013	2012
Foreign exchange	Other income (expense), net	$(6,402)	$(2,253)	$(2,404)	$(877)

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and nine month periods ended September 2013 and September 2012.

At September 2013, accumulated other comprehensive income (“OCI”) included $11.4 million of net pretax deferred losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI was $36.6 million at September 2013, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments.

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

Note Q — Subsequent Events

On October 16, 2013, VF’s Board of Directors declared a quarterly cash dividend of $1.05 per share, payable on December 20, 2013 to stockholders of record on December 10, 2013.

On October 16, 2013, VF’s Board of Directors approved a 4-for-1 stock split of VF’s Common Stock to be payable in the form of a stock dividend. The stock dividend will be distributed on December 20, 2013 to stockholders of record on December 10, 2013. Upon completion of the split, the number of issued and outstanding shares of VF Common Stock will increase from approximately 110 million to approximately 440 million. Additionally, the Board of Directors amended VF’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 300 million to 1.2 billion and reduce the stated value applicable to the Common Stock from $1.00 per share to $0.25 per share.

Share and per share data presented in the accompanying interim consolidated financial statements have not been adjusted for the stock split. Pro forma share and per share data, giving retroactive effect to the stock split, are as follows (rounded to the nearest cent):

	Three Months Ended September		Nine Months Ended September
	2013	2012	2013	2012
Earnings per common share attributable to VF Corporation common stockholders:
Basic - as reported (pre-stock split)	$3.96	$3.48	$7.68	$6.85
Basic - pro forma (post-stock split)	0.99	0.87	1.92	1.71
Diluted - as reported (pre-stock split)	3.89	3.42	7.55	6.72
Diluted - pro forma (post-stock split)	0.97	0.86	1.89	1.68
Weighted average shares outstanding:
Basic - as reported (pre-stock split)	109,545	109,557	109,629	109,800
Basic - pro forma (post-stock split)	438,180	438,228	438,516	439,200
Diluted - as reported (pre-stock split)	111,405	111,488	111,620	111,849
Diluted - pro forma (post-stock split)	445,620	445,952	446,480	447,396
Cash dividends per common share:
As reported (pre-stock-split)	$0.87	$0.72	$2.61	$2.16
Pro forma (post-stock-split)	0.22	0.18	0.65	0.54

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highlights of the Third Quarter of 2013

All per share amounts are presented on a diluted basis.

•	Revenues grew to $3.3 billion, an increase of 5% from the 2012 quarter.

•	Outdoor & Action Sports revenues rose 6% and increased to 60% of VF’s total revenues in the quarter.

•	International revenues rose 7% over the 2012 quarter and represented 40% of total revenues in the quarter.

•	Direct-to-consumer revenues increased 14% and accounted for 19% of VF’s total revenues in the quarter.

•	Gross margin improved by 90 basis points to 47.6% in the quarter.

•	Earnings per share increased 14% from $3.42 in the 2012 quarter to $3.89 in the 2013 quarter.

•	In October 2013, VF’s Board of Directors approved a quarterly cash dividend increase of 21% to $1.05 per share and announced a four-for-one stock split to be payable in the form of a stock dividend. The cash and stock dividends will be paid in December 2013.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable periods in 2012:

In millions	Third Quarter	Nine Months
Total revenues – 2012	$3,148.4	$7,846.6
Operations	116.9	273.1
Disposition in prior year	—	(23.7)
Impact of foreign currency translation	32.0	33.5

Total revenues – 2013	$3,297.3	$8,129.5

Third quarter and year to date revenue growth was driven by strength in the Outdoor & Action Sports, international and direct-to-consumer businesses. The sale of John Varvatos Enterprises, Inc. (“John Varvatos”) in April 2012 had a slight negative impact on the nine month revenue growth comparison. Additional details on revenues are provided in the section titled “Information by Business Segment.”

VF’s foreign currency exposure primarily relates to business conducted in euro-based countries. The weighted average translation rate for the euro was $1.33 for the third quarter of 2013 and $1.32 for the first nine months of 2013, compared with $1.25 for the third quarter of 2012 and $1.28 for the first nine months of 2012. Changes in foreign currency translation rates positively impacted total revenue by 1% for the third quarter of 2013 and less than 1% for the first nine months of 2013.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Third Quarter		Nine Months
	2013	2012	2013	2012
Gross margin (total revenues less cost of goods sold)	47.6%	46.7%	48.0%	46.2%
Selling, general and administrative expenses	30.0%	29.6%	34.0%	33.3%

Operating income	17.6%	17.1%	14.0%	12.9%

Gross margin increased 90 basis points in the third quarter and 180 basis points in the first nine months of 2013 with improvements in nearly every coalition. The higher gross margins in both periods reflect lower product costs and the continued shift in our revenue mix towards higher margin businesses, including Outdoor & Action Sports, international and direct-to-consumer.

Selling, general and administrative expenses as a percentage of total revenues increased 40 basis points during the third quarter and 70 basis points in the first nine months of 2013, primarily resulting from increased investments in marketing and direct-to-consumer, partially offset by the leverage of operating expenses on higher revenues.

Net interest expense decreased by $3.2 million in the third quarter of 2013 and $6.7 million in the first nine months of 2013 from the comparable periods in 2012, due to lower average levels of short-term borrowings, the repayment of $400 million of floating rate notes during the third quarter of 2013 and increased amounts of interest capitalized for significant projects. Total outstanding debt averaged $1.9 billion for the first nine months of 2013 and $2.5 billion for the same period in 2012. The weighted average interest rates on total outstanding debt were 4.4% and 3.7% for the first nine months of 2013 and 2012, respectively.

Other income (expense) in the third quarter of 2013 netted to expense of $1.3 million compared with income of $1.6 million in 2012, and netted to expense of $1.7 million in the first nine months of 2013 compared with income of $44.9 million in 2012. The income in the nine month 2012 period was primarily due to the $42.0 million gain on the sale of John Varvatos.

The effective income tax rate for the first nine months of 2013 was 21.7% compared with 24.2% in the first nine months of 2012. The first nine months of 2013 included net discrete tax benefits of $19.0 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which were retroactive to 2012, and $6.9 million of tax benefits related to the realization of previously unrecognized tax benefits and interest. The net discrete tax benefits reduced the effective income tax rate for the first nine months of 2013 by 1.8% compared with a reduction of 2.0% in the first nine months of 2012. The remaining reduction in the effective income tax rate for the first nine months of 2013 compared with the 2012 period related primarily to a higher percentage of income in lower tax rate jurisdictions.

Net income attributable to VF Corporation for the third quarter of 2013 increased to $433.8 million ($3.89 per share), compared with $381.3 million ($3.42 per share) in the 2012 quarter. The third quarter of 2013 was negatively impacted by $0.02 per share in expenses related to the acquisition of The Timberland Company (“Timberland”) compared with $0.10 per share in the 2012 period. The third quarter of 2013 was positively impacted by $0.10 per share from foreign currency rate fluctuations.

Net income attributable to VF Corporation for the first nine months of 2013 increased to $842.5 million ($7.55 per share), compared with $751.8 million ($6.72 per share) in 2012. The first nine months of 2013 was positively impacted by $0.17 per share from discrete tax benefits and $0.12 per share from foreign currency rate fluctuations, partially offset by a negative impact of $0.07 per share in Timberland acquisition-related expenses. The first nine months of 2012 was positively impacted by $0.18 per share from discrete tax benefits and a $0.32 per share gain on the sale of John Varvatos, partially offset by the negative impact of $0.16 per share in Timberland acquisition-related expenses.

The remainder of the changes in earnings per share during the third quarter and first nine months of 2013 resulted from operating performance, as discussed in the “Information by Business Segment” section below.

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

The following tables present a summary of the changes in coalition revenues for the third quarter and first nine months of 2013 from the comparable periods in 2012:

	Third Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition revenues – 2012	$1,852.3	$718.8	$284.5	$154.2	$104.2	$34.4	$3,148.4
Operations	87.7	29.1	0.6	1.0	(0.5)	(1.0)	116.9
Impact of foreign currency translation	32.0	(0.7)	(0.6)	—	1.3	—	32.0

Coalition revenues – 2013	$1,972.0	$747.2	$284.5	$155.2	$105.0	$33.4	$3,297.3

	Nine Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition revenues – 2012	$4,156.2	$2,054.5	$813.5	$394.6	$339.0	$88.8	$7,846.6
Operations	267.2	25.9	(33.1)	22.3	(9.9)	0.7	273.1
Disposition in prior year	—	—	—	—	(23.7)	—	(23.7)
Impact of foreign currency translation	36.4	(3.5)	(1.3)	—	1.9	—	33.5

Coalition revenues – 2013	$4,459.8	$2,076.9	$779.1	$416.9	$307.3	$89.5	$8,129.5

The following tables present a summary of the changes in coalition profit for the third quarter and first nine months of 2013 from the comparable periods in 2012:

	Third Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition profit – 2012	$413.0	$131.4	$37.5	$18.5	$13.4	$1.4	$615.2
Operations	(1.7)	25.5	3.2	5.5	(4.1)	(1.5)	26.9
Impact of foreign currency translation	9.9	1.4	—	—	0.2	—	11.5

Coalition profit – 2013	$421.2	$158.3	$40.7	$24.0	$9.5	$(0.1)	$653.6

	Nine Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition profit – 2012	$697.2	$335.6	$110.7	$40.7	$40.3	$0.1	$1,224.6
Operations	38.4	73.1	(3.5)	11.8	(11.2)	(2.3)	106.3
Disposition in prior year	—	—	—	—	0.5	—	0.5
Impact of foreign currency translation	12.5	1.9	0.1	—	0.3	—	14.8

Coalition profit – 2013	$748.1	$410.6	$107.3	$52.5	$29.9	$(2.2)	$1,346.2

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports:

Dollars in millions	Third Quarter		Percent	Nine Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$1,972.0	$1,852.3	6.5%	$4,459.8	$4,156.2	7.3%
Coalition profit	421.2	413.0	2.0%	748.1	697.2	7.3%
Operating margin	21.4%	22.3%		16.8%	16.8%

Coalition revenues for Outdoor & Action Sports increased 6% in the third quarter of 2013 compared with the 2012 period. The North Face®, Vans® and Timberland® brands achieved global revenue growth of 3%, 16% and 2%, respectively. U.S. revenues for the third quarter increased 5% and were negatively impacted by retailer caution and a calendar shift for key retailers, which pushed approximately $40 million of shipments from the third quarter into the fourth quarter of 2013. International revenues rose 8%, reflecting growth in Europe, Asia Pacific and the Americas (non-U.S.).

Coalition revenues for Outdoor & Action Sports increased 7% in the first nine months of 2013 compared with the 2012 period. The North Face®, Vans® and Timberland® brands achieved global revenue growth of 4%, 18% and 1%, respectively. U.S. revenues for the first nine months increased 6% and were negatively impacted by the aforementioned retailer calendar shift. International revenues rose 9%, reflecting growth in Europe, Asia Pacific and the Americas (non-U.S.).

Direct-to-consumer revenues increased 16% and 14% in the third quarter and first nine months of 2013, respectively, with growth in nearly all brands. New store openings and comparable store growth, including the e-commerce business, contributed to the direct-to-consumer revenue growth.

The decrease in operating margin for the third quarter of 2013 is primarily due to a deleverage of expenses related to the aforementioned retailer calendar shift, as well as incremental marketing investments for the Coalition’s three largest brands - The North Face®, Vans® and Timberland®. Operating margin for the first nine months of 2013 was flat compared to 2012.

Jeanswear:

Dollars in millions	Third Quarter		Percent	Nine Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$747.2	$718.8	4.0%	$2,076.9	$2,054.5	1.1%
Coalition profit	158.3	131.4	20.5%	410.6	335.6	22.3%
Operating margin	21.2%	18.3%		19.8%	16.3%

Global Jeanswear revenues increased 4% in the third quarter of 2013 compared with the 2012 period, driven by a 5% increase in the Americas region, which included a 7% increase in the Mass business. Jeanswear revenues for the European business increased 11%, primarily due to a 15% increase in the Wrangler® brand revenues. Jeanswear revenues in Asia Pacific decreased 9%, as the Lee® brand continues to be impacted by an industry-wide inventory build-up in China that began during the latter part of 2012.

Global Jeanswear revenues increased 1% during the first nine months of 2013 compared with the 2012 period. This increase was primarily due to a 2% increase in revenues for both the Americas and European regions, offset by a 9% decrease in the Asia Pacific region.

Operating margin increased 290 basis points during the third quarter of 2013 and 350 basis points for the first nine months of 2013. The increase in operating margin for the third quarter and first nine months of 2013 was driven by lower product costs across all regions and improvement in international performance. The Wrangler® and Lee® brands posted improved profitability in nearly every global region for the three and nine month periods.

Imagewear:

Dollars in millions	Third Quarter		Percent	Nine Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$284.5	$284.5	0.0%	$779.1	$813.5	(4.2%)
Coalition profit	40.7	37.5	8.5%	107.3	110.7	(3.1%)
Operating margin	14.3%	13.2%		13.8%	13.6%

Imagewear revenues were flat in the third quarter and decreased 4% during the first nine months of 2013 compared with the 2012 periods. The reduction in revenues for the nine month period is due to an arrangement with a customer that shipped throughout the first nine months of 2012, but did not have significant shipments in 2013 until late in the third quarter, along with general softness in the business.

Operating margin increased 110 basis points during the third quarter of 2013, primarily driven by improved gross margin due to lower product costs. The 20 basis point increase in operating margin for the first nine months of 2013 was due to lower product costs, partially offset by lower shipment and production volumes.

Sportswear:

Dollars in millions	Third Quarter		Percent	Nine Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$155.2	$154.2	0.6%	$416.9	$394.6	5.7%
Coalition profit	24.0	18.5	29.7%	52.5	40.7	29.0%
Operating margin	15.5%	12.0%		12.6%	10.3%

Sportswear revenues increased 1% and 6% in the third quarter and first nine months of 2013, respectively, compared with the 2012 periods. Third quarter revenues were driven by a 39% increase in sales of the Kipling® brand. Partially offsetting this increase was a 5% decline in Nautica® brand revenues due to a retailer calendar shift in wholesale revenues, which pushed what normally would be third quarter shipments into the fourth quarter of 2013. Revenues for the first nine months of 2013 reflected growth in both the Nautica® and Kipling® brands, primarily driven by the direct-to-consumer businesses of both brands.

The increases in operating margin during the third quarter and first nine months of 2013 are due to a shift in the business mix toward higher margin direct-to-consumer businesses, improvements in the profitability of the wholesale and direct-to-consumer businesses, as well as the leverage of operating expenses on higher revenues.

Contemporary Brands:

Dollars in millions	Third Quarter		Percent	Nine Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$105.0	$104.2	0.8%	$307.3	$339.0	(9.4%)
Coalition profit	9.5	13.4	(29.1%)	29.9	40.3	(25.8%)
Operating margin	9.0%	12.9%		9.7%	11.9%

Revenues for Contemporary Brands increased 1% in the third quarter and declined 9% during the first nine months of 2013 compared with the 2012 periods. The absence of John Varvatos accounted for nearly 7% of the decrease in the first nine months of 2013. The remaining decline for the nine month period is primarily attributable to weakness in premium denim in the high-end department store channel, partially offset by higher direct-to-consumer revenues.

Operating margin declines for both the third quarter and first nine months of 2013 are primarily due to lower cost absorption resulting from a decline in sales volume, as well as an increase in investments in marketing and the direct-to-consumer businesses.

Other:

Dollars in millions	Third Quarter		Percent	Nine Months		Percent
	2013	2012	Change	2013	2012	Change
Coalition revenues	$33.4	$34.4	(2.9%)	$89.5	$88.8	0.8%
Coalition profit	(0.1)	1.4		(2.2)	0.1
Operating margin	(0.3%)	4.1%		(2.5%)	0.1%

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

Dollars in millions	Third Quarter		Percent	Nine Months		Percent
	2013	2012	Change	2013	2012	Change
Corporate and other expenses	$75.2	$76.8	(2.1%)	$209.2	$164.8	26.9%
Interest expense, net	20.0	23.2	(13.8%)	61.2	67.9	(9.9%)

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared services, (ii) corporate headquarters’ costs and (iii) other income and expenses. Other income and expenses includes costs of corporate programs and initiatives; costs of registering, maintaining and enforcing certain VF trademarks; and miscellaneous costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The current year service cost component of pension cost is allocated to the coalitions, while the remaining cost components, totaling $15.2 million and $45.7 million for the third quarter and first nine months of 2013, respectively, and $16.8 million and $50.4 million for the third quarter and first nine months of 2012, respectively, are reported in corporate and other expenses. The increase in corporate and other expenses for the first nine months of 2013 is primarily due to the $42.0 million gain on the sale of John Varvatos, which was recorded as an offset to corporate and other expenses in the first nine months of 2012.

Analysis of Financial Condition

Balance Sheets

The following discussion refers to significant changes in balances at September 2013 compared with December 2012:

•	Increase in accounts receivable—resulting from the seasonality of the business.

•	Increase in inventory—due to the seasonality of the business partially offset by the impact of disciplined inventory management.

•	Increase in other current assets—primarily due to higher prepaid income taxes.

•	Increase in property, plant and equipment—related to capital projects that support VF’s continued expectations for high revenue growth, including a European headquarters, additional distribution facilities, new retail stores and technology upgrades.

•	Increase in other assets—driven by an increase in deferred software costs and assets held for deferred compensation plans.

•	Increase in short-term borrowings—due to an increase in commercial paper borrowings to support seasonal working capital needs and to fund the repayment of the $400 million two-year notes issued to finance the acquisition of Timberland. VF expects to pay off all commercial paper by the end of 2013.

•	Decrease in current portion of long-term debt—related to the repayment of the $400 million two-year notes issued to finance the acquisition of Timberland.

•	Increase in accounts payable—driven by the timing of inventory purchases.

•	Increase in accrued liabilities—primarily due to timing of accruals for marketing, compensation and taxes.

The following discussion refers to significant changes in balances at September 2013 compared with September 2012:

•	Increase in property, plant and equipment—related to capital projects that support VF’s continued expectations for high revenue growth, including a European headquarters, a headquarters for the Outdoor & Action Sports businesses in the United States, additional distribution facilities, new retail stores and technology upgrades.

•	Increase in other assets—driven by an increase in deferred software costs primarily related to systems implementation.

•	Decrease in short-term borrowings—due to higher levels of cash available to fund working capital needs during the first nine months of 2013 as compared to 2012.

•	Decrease in current portion of long-term debt—related to the repayment of the $400 million two-year notes issued to finance the acquisition of Timberland.

•	Increase in accounts payable—driven by the timing of inventory purchases and payments.

•	Increase in accrued liabilities—primarily due to timing of accruals for marketing, compensation and taxes.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	September 2013	December 2012	September 2012
Working capital	$2,039.2	$1,717.4	$1,563.0
Current ratio	2.0 to 1	2.0 to 1	1.6 to 1
Debt to total capital ratio	25.2%	26.5%	34.3%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total net capital (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents) was 21.9% at September 2013, 19.6% at December 2012 and 31.5% at September 2012.

In summary, our cash flows were as follows (in millions):

	Nine Months
In millions	2013	2012
Net cash provided by operating activities	$418.1	$102.6
Net cash used by investing activities	(255.3)	(139.4)
Net cash used by financing activities	(441.7)	(1.7)

Cash Provided by Operating Activities

VF’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Cash provided by operating activities for the first nine months of 2013 increased to $418.1 million from $102.6 million for the 2012 period. The improvement is due to an increase in net income and a reduction in net cash usage from working capital changes, partially offset by the payment of a $100.0 million discretionary contribution to the defined benefit pension plan in the first quarter of 2013.

Cash Used by Investing Activities

Cash used by investing activities for the first nine months of 2013 increased to $255.3 million from $139.4 million in 2012. VF’s investing activities relate primarily to capital expenditures and software purchases which increased $42.6 million over the 2012 period. The higher level of capital expenditures and software purchases are related to a number of infrastructure projects that support VF’s continued expectations for high revenue growth, as discussed in the “Balance Sheets” section above. The spending is funded by cash flow from operations.

In addition, cash used by investing activities during the first nine months of 2012 was reduced by $68.5 million in proceeds from the sale of John Varvatos.

Cash Used by Financing Activities

Cash used by financing activities in the first nine months of 2013 was $441.7 million, compared with $1.7 million in the first nine months of 2012. This increase was primarily due to the repayment of the $400 million two-year notes issued to finance the acquisition of Timberland and a $49.3 million increase in cash dividends paid.

During the first nine months of 2013 and 2012, VF repurchased 1.7 million and 2.0 million shares, respectively, of its Common Stock in open market transactions. The cost was $281.5 million and $296.8 million with an average price per share of $164.67 and $147.49 for the September 2013 and September 2012 periods, respectively. Under its current authorization from the Board of Directors, VF may repurchase an additional 2.8 million shares. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”), which supports our $1.25 billion U.S. commercial paper program for short-term seasonal working capital requirements. The Global Credit Facility expires in December 2016. Commercial paper borrowings and standby letters of credit issued as of September 2013 were $451.0 million and $17.4 million, respectively, leaving $781.6 million available for borrowing against this facility at September 2013.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of September 2013, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-2’ and ‘Prime-2’, respectively. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest.

In October 2013, VF’s Board of Directors approved a four-for-one split of VF’s shares of Common Stock to be payable in the form of a stock dividend. Shareholders of record as of the close of business on December 10, 2013 will receive three additional shares of Common Stock for each share of Common Stock they own, payable on December 20, 2013. The New York Stock Exchange is expected to begin reporting the adjusted number of shares outstanding and adjusted per-share stock price on December 23, 2013.

Management’s Discussion and Analysis in the 2012 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2012 that would require the use of funds. Since the filing of the 2012 Form 10-K, there have been no material changes in the disclosed amounts, except as noted below:

•	Inventory purchase obligations increased by approximately $172.3 million at the end of September 2013 due to the seasonality of VF’s businesses.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, the level of consumer confidence and overall level of consumer demand for apparel; fluctuations in the price, availability and quality of raw materials and contracted products; disruption to VF’s distribution system; disruption and volatility in the global capital and credit markets; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; VF’s response to changing fashion trends; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s ability to complete, successfully integrate and grow acquisitions, including the Timberland acquisition; VF’s ability to maintain the strength and security of its information technology systems; adverse unseasonable weather conditions; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; foreign currency fluctuations; changes in tax liabilities; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

Third Quarter 2013	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
June 30 – July 27, 2013	2,500	$195.89	2,500	2,764,956
July 28 – August 24, 2013	—	—	—	2,764,956
August 25 – September 28, 2013	—	—	—	2,764,956

Total	2,500		2,500

(1)	During the quarter, 2,500 shares of Common Stock were purchased in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases—considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Robert K. Shearer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: November 6, 2013	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President — Controller (Chief Accounting Officer)