Form 10-K
period 2013-12-28
V F CORP
filed 2014-02-26
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    YES  ☐        NO  ☒

The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on June 29, 2013, the last day of the registrant’s second fiscal quarter, was approximately $16,901,000,000 based on the closing price of the shares on the New York Stock Exchange.

As of January 25, 2014, there were 440,391,825 shares of Common Stock of the registrant outstanding.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2014 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This document (excluding exhibits) contains 108 pages.

The exhibit index begins on page 53.

PART I

Item 1.    Business.

V.F. Corporation, organized in 1899, is a worldwide leader in the manufacturing and distribution of branded lifestyle apparel, footwear and related products. Unless the context indicates otherwise, the terms “VF,” “we,” “us” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries.

Our vision is to grow by building leading lifestyle brands that excite consumers around the world. Lifestyle brands enable us to forge close connections with consumers through inspirational and performance-based products that enhance their specific activities, areas of interest and ability to express their own individualism. Our largest lifestyle brands are The North Face®, Vans®, Timberland®, Nautica®, Kipling®, 7 For All Mankind®, Napapijri®, Reef®, Splendid® and Ella Moss®. We continue to invest in all of our businesses through geographic expansion, product innovation, consumer research, marketing and our direct-to-consumer infrastructure, including retail store openings, e-commerce and omni-channel retailing.

VF is highly diversified — across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, jeanswear, backpacks, luggage, sportswear, occupational and performance apparel categories. These products are marketed to consumers shopping in specialty stores, upscale and traditional department stores, national chains, mass merchants and our own direct-to-consumer operations. Revenues from our direct-to-consumer business, which includes VF-operated stores and e-commerce sites, represented 22% of total VF revenues in 2013. VF derived 38% of its 2013 revenues from outside the U.S., primarily in Europe, Asia, Canada, Latin America and Mexico. Many of our brands sell products in countries through licensees, distributors and independently-operated partnership stores. To provide diversified products across multiple channels of distribution in different geographic areas, we balance efficient and flexible owned manufacturing with sourcing of finished goods from independent contractors. We utilize state-of-the-art technologies for inventory replenishment that enable us to effectively and efficiently get the right assortment of products that match consumer demand.

For both management and internal financial reporting purposes, VF is organized by groupings of businesses called “coalitions” that consist of the following: Outdoor & Action Sports, Jeanswear, Imagewear, Sportswear and Contemporary Brands. These coalitions are our reportable segments for financial reporting purposes. Coalition management has the responsibility to build and operate their brands, with certain financial, administrative and systems support and disciplines provided by central functions within VF.

Our lifestyle business is represented by brands included in the Outdoor & Action Sports, Sportswear and Contemporary Brands Coalitions, which have the greatest potential in our portfolio to achieve higher long-term revenue, profit growth and profit margins compared to our other businesses. VF’s Jeanswear and Imagewear Coalitions have demonstrated historically strong levels of profitability and cash flow but lower revenue growth rates.

The following table summarizes VF’s primary owned and licensed brands by coalition:

Coalition	Primary Brands	Primary Products
Outdoor & Action Sports	The North Face®	High performance outdoor apparel, footwear and equipment
	Vans®	Action sports-inspired footwear and apparel
	Timberland®	Outdoor adventure-oriented footwear and apparel
	Kipling®	Handbags, luggage, backpacks, accessories (outside North America)
	Napapijri®	Premium outdoor apparel
	Jansport®	Backpacks, luggage, apparel
	Reef®	Surf-inspired footwear, apparel
	Smartwool®	Merino wool socks, apparel and accessories
	Eastpak®	Backpacks, apparel
	lucy®	Women’s activewear
	Eagle Creek®	Luggage, packs, travel accessories
Jeanswear	Wrangler®	Denim and casual bottoms, tops
	Lee®	Denim and casual bottoms, tops
	Lee Casuals®	Denim and casual bottoms, tops
	Riders®	Denim and casual bottoms, tops
	Rustler®	Denim and casual bottoms, tops
	Timber Creek by Wrangler®	Denim and casual bottoms, tops
	Rock & Republic®	Fashion denim and sportswear
Imagewear	Red Kap®	Occupational apparel
	Bulwark®	Protective occupational apparel
	Horace Small®	Occupational apparel
	Majestic®	Athletic apparel
	MLB® (licensed)	Licensed athletic apparel
	NFL® (licensed)	Licensed athletic apparel
	Harley-Davidson® (licensed)	Licensed apparel
Sportswear	Nautica®	Fashion sportswear, denim bottoms, sleepwear, accessories, underwear
	Kipling®	Handbags, luggage, backpacks, accessories (within North America)
Contemporary Brands	7 For All Mankind®	Premium denim and casual bottoms, sportswear, accessories
	Splendid®	Premium lifestyle apparel
	Ella Moss®	Premium lifestyle apparel

Financial information regarding VF’s coalitions is included in Note Q to the Consolidated Financial Statements, which are included at Item 8 of this report.

Outdoor & Action Sports Coalition

Our Outdoor & Action Sports Coalition, VF’s largest and fastest growing business, is a group of authentic outdoor and activity-based lifestyle brands. Product offerings include outerwear, performance wear, snow sports gear, sportswear, footwear, equipment, backpacks, luggage and accessories.

The North Face® is the largest brand in our Outdoor & Action Sports Coalition and features performance-based apparel, outerwear, snow sports gear, sportswear and footwear for men, women and children. Its equipment line consists of tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme applications, such as high altitude mountaineering and ice and rock climbing. The North Face® products are marketed through specialty outdoor and premium sporting goods stores in the U.S., Canada, Europe and Asia, and select department stores in the U.S. In addition, products are sold through approximately 125 VF-operated stores in the U.S., Europe and Asia and online at www.thenorthface.com. The brand is also sold outside the U.S. through agents, distributors, and more than 365 The North Face® brand partnership stores operated by independent third parties.

Vans® brand performance and casual footwear and apparel is designed for skateboard, bicycle motocross (“BMX”), surfing and snow sports participants and enthusiasts. Products are sold on a wholesale basis through national chain stores, through skate and surf shops, and specialty stores in the U.S. Products are also sold through more than 400 VF-operated Vans® brand stores located in North America, Europe and Asia, through over 170 partnership stores operated by independent third parties primarily in Asia and online at www.vans.com. VF has 70% ownership of the Vans Warped Tour® – a music and youth culture festival that features rock bands touring throughout North America, Europe and Australia.

The Timberland® brand offers outdoor, adventure-inspired products that combine performance benefits and versatile styling, including premium quality footwear, apparel and accessories for men, women and children. Timberland® brand footwear offerings include boots, hiking boots and shoes, casual shoes, boat shoes, sandals and custom shoes. The Timberland Boot Company® is a premium footwear series that pays homage to the turn-of-the century art of shoemaking in New England. The Timberland PRO® series is developed to address the distinct footwear needs of skilled tradespeople and working professionals. The Earthkeepers® collection utilizes renewable, organic and recycled materials that are designed to reduce environmental impact. We sell Timberland® products to retailers on a wholesale basis, as well as through independent distributors and licensees. In addition, we sell these products through over 200 VF-operated stores and over 750 independently-operated partnership stores in the U.S., Europe, Asia and South America. We also sell our products online at www.timberland.com.

Kipling® handbags, luggage, backpacks, totes and accessories are stylish, colorful and fun products that are both practical and durable. Products are sold through specialty and department stores in Europe, Asia and South America, as well as through over 35 VF-operated stores, over 250 independently-operated partnership stores and at www.kipling.com. The Kipling® brand in North America is managed as part of the Sportswear Coalition.

Derived from the Finnish word for Arctic Circle, the Napapijri® brand offers premium-priced performance skiwear and outdoor-inspired casual outerwear, sportswear and accessories for men, women and children. Products are sold on a wholesale basis primarily to specialty shops in Europe and Asia. Products are also sold in Europe and Asia through over 25 VF-operated and over 140 independently-operated partnership stores, and are available online at www.napapijri.com.

JanSport® backpacks, duffel bags, luggage and accessories are sold through department, office supply and national chain stores, as well as sports specialty stores and college bookstores in the U.S. JanSport® products are also sold online at www.jansport.com. JanSport® backpacks have a leading market share in the U.S. A technical line of JanSport® backpacks is sold through outdoor and sporting goods stores. JanSport® fleece and T-shirts imprinted with college logos are sold through college bookstores and sporting goods stores in the U.S.

The Reef® brand of surf-inspired products includes sandals, shoes, swimwear, casual apparel and accessories for men, women and children. Products are sold to surf shops, sporting goods and specialty chains, department stores, and distributors in North America, South America, Europe, Asia, the Middle East and Africa. Products are also sold at www.reef.com. The Reef Redemption® product series incorporates sustainable, recycled and/or organic materials, wherever reasonably possible, to produce unique Reef ® product without sacrificing fit, quality, comfort or style.

The SmartWool® brand offers active outdoor consumers a premium, technical layering system of merino wool socks, apparel and accessories that are designed to work together in fit, form and function. SmartWool® products are sold through premium outdoor and specialty retailers primarily in the U.S. and Europe, and online at www.smartwool.com.

In Europe, Eastpak® backpacks, travel bags, luggage, and a line of Eastpak® clothing are sold primarily through department and specialty stores and online at www.eastpak.com. Eastpak® is one of the leading backpack brands in Europe. Eastpak® products are also marketed throughout Asia by licensees and distributors.

The lucy® brand is a women’s activewear brand designed for style, performance and fit that can be worn by today’s active woman from workout to weekend. lucy® apparel is sold in the U.S. through over 60 VF-operated lucy® brand stores, on a wholesale basis to U.S. specialty retailers and online at www.lucy.com.

Eagle Creek® adventure travel gear products include luggage, backpacks and accessories sold through specialty luggage, outdoor and department stores primarily in North America and Europe, and online at www.eaglecreek.com.

We expect continued long-term growth in our Outdoor & Action Sports Coalition as we focus on product innovation, extend our brands into new product categories, open additional stores, expand geographically and acquire additional lifestyle brands.

Jeanswear Coalition

Our Jeanswear Coalition markets jeanswear and related casual products in the U.S. and in many international markets. The largest of these brands, the Lee® and Wrangler® brands, have long-standing traditions as authentic American jeans brands as they were established in 1889 and 1947, respectively, and have strong market positions. Lee® and Wrangler® products are sold in nearly every developed country through a combination of wholesale accounts, VF-operated stores, independently-operated partnership stores and online through our brands’ websites. Products also include shorts, casual pants, knit and woven tops and outerwear, which are designed to complement the jeanswear products and extend our brands. We also market jeanswear and related casual products under the Lee Casuals® and Timber Creek by Wrangler® brands.

In the U.S. market, Lee® branded products are sold primarily through mid-tier department stores and specialty stores. Wrangler® westernwear is marketed primarily through western specialty stores. The Wrangler®, Rustler® and Riders® by Lee® brands are marketed to mass merchant and regional discount stores. Additionally, we own the Rock & Republic® brand, and we have an exclusive wholesale distribution and licensing arrangement with Kohl’s Corporation that covers all Rock & Republic® apparel, accessories, and other merchandise in the U.S.

Our world-class supply chain, including owned manufacturing facilities along with advanced vendor-managed inventory and retail floor space management programs with many of our major retailer customers, gives us a competitive advantage in our jeanswear business. We receive point-of-sale information from these customers on a daily or weekly basis, at an individual store and style-size-color stock keeping unit (“SKU”) level. We then ship products based on that customer data to ensure their selling floors are appropriately stocked with products that match their shoppers’ needs. Our system capabilities allow us to analyze our retail customers’ sales, demographic and geographic data to develop product assortment recommendations that maximize the productivity of their jeanswear selling space and optimize their inventory investment.

Jeanswear in most international markets is more fashion-oriented and has a higher selling price than similar products in the U.S. The international jeans market is also more fragmented than the U.S. market, with competitors ranging from global brands to a number of smaller brands marketed in a specific country or region.

VF’s largest international jeanswear businesses are located in Europe and Asia, where Lee® and Wrangler® jeanswear products are sold through department stores and specialty stores. We also market Lee® and Wrangler® products to mass market, department and specialty stores in Canada and Mexico, as well as to department stores and specialty stores in Asia and South America. In key international markets, we are expanding our reach through VF-operated stores, which are an important vehicle for presenting our brands’ image and marketing message directly to consumers. We currently have more than 65 VF-operated stores primarily located in South America, Europe and Asia and are continuing to expand our jeanswear brands in emerging markets. In foreign markets where VF does not have owned operations, Lee® and Wrangler® products are marketed through distributors, agents, licensees and over 800 independently operated single brand or multi-brand partnership stores.

In the U.S., we intend to drive growth in the mass market and western specialty businesses through superior consumer insight and marketing strategies and continuous product innovation. Internationally, growth will be driven by expansion of our existing businesses in Asia and key European markets.

Imagewear Coalition

Our Imagewear Coalition consists of the Image business (occupational apparel and uniforms) and Licensed Sports business (owned and licensed athletic apparel). The Image and Licensed Sports businesses represent approximately 55% and 45%, respectively, of total coalition revenues.

The Image business provides uniforms and career occupational apparel for workers in North America and internationally, under the Red Kap® brand (a premium workwear brand with 90 years of history), the Bulwark® brand (flame resistant and protective apparel primarily for the petrochemical, utility and mining industries) and the Horace Small® brand (apparel for law enforcement and public safety personnel with over 60 years of history). Products include a wide range of functionally designed shirts, pants, coveralls and outerwear. Image revenues are significantly correlated with the overall level of manufacturing and oil and gas industry employment in the U.S.

Approximately 70% of Image revenues are from industrial laundries, resellers and distributors that in turn supply customized workwear to employers for production, service and white-collar personnel. Since industrial laundries and distributors maintain minimal inventories of work clothes, VF’s ability to offer rapid delivery of products in a broad range of sizes is an important advantage in this market. Our commitment to customer service, supported by an automated central distribution center with several satellite locations, enables customer orders to be filled within 24 hours of receipt and has helped the Red Kap® and Bulwark® brands obtain a significant share of uniform apparel sold to industrial laundries, resellers and distributors.

The Image business also develops and manages uniform programs through custom-designed websites for major business customers and governmental organizations. These websites provide the employees of our customers with the convenience of shopping for their work and career apparel via the Internet.

In the Licensed Sports business, we design and market sports apparel and fanwear under licenses granted by major U.S.-based sports leagues, individual athletes and related organizations, including Major League Baseball, the National Football League, the MLB Players Association, the National Basketball Association, the National Hockey League and selected major colleges and universities. In addition, the Licensed Sports division is a major supplier of licensed Harley-Davidson® apparel to Harley-Davidson dealerships.

Under license from Major League Baseball, the Majestic® brand is the official on-field uniform of all 30 major league teams. Majestic® brand adult and youth-size authentic, replica jerseys and fanwear are sold through sporting goods and athletic specialty stores, department stores and major league stadiums. Sports apparel and fanwear marketed under other licensed labels are distributed through department, mass market, sporting goods and athletic specialty stores and e-commerce partners. Our quick response capabilities allow us to deliver products to retailers within hours following major sporting events such as the Super Bowl, the World Series and conference or division playoff championships.

The opportunities to grow Imagewear Coalition revenues include (i) extension of product and service capabilities to new industrial and service apparel distribution channels, markets, and geographies, (ii) expansion of Image’s traditional business-to-business workwear brands into consumer channels, (iii) growth of the Majestic® brand for Major League Baseball as well as our licensed National Football League business, (iv) market share gains in key licensed categories such as women’s sports apparel, (v) expansion of our college and university fanwear program, and (vi) expansion of our on-field licensed model and fanwear expertise to new geographies.

Sportswear Coalition

The Sportswear Coalition consists of the Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports Coalition).

Nautica® brand men’s sportswear is marketed through department stores, specialty stores, VF-operated outlet stores and at www.nautica.com. The Nautica® brand is one of the leading men’s sportswear collection brands in department stores in the U.S. Nautica® women’s sportswear is sold in the U.S. in department stores, at most Nautica® outlet stores and at www.nautica.com. Other Nautica® product lines include men’s outerwear, underwear and swimwear and men’s and women’s sleepwear. We operate over 85 Nautica® brand outlet stores in premium and better outlet centers across the U.S.

The Nautica® brand is licensed to independent parties in the U.S. for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, women’s swimwear and outerwear, children’s clothing) and for non-apparel categories (e.g., accessories, fragrances, watches, eyewear, footwear, luggage, bed and bath products, furniture). Nautica® products are licensed for sale in over 50 countries outside the U.S. In addition, independent licensees operate over 300 Nautica® brand stores across the world, most of which are full-price stores in Asia, North and South America and the Middle East.

The Sportswear Coalition also includes the Kipling® business in North America whose products include Kipling® brand handbags, luggage, backpacks, totes and accessories. Kipling® products are sold in the U.S. through department, specialty and luggage stores, at over 25 VF-operated full price and outlet stores and at www.kipling.com, and in Canada through specialty and department stores. In the U.S., the Kipling® brand has seen significant growth in 2013, driven by new stores, comparable store growth and increased distribution.

We believe there is the potential to grow Nautica® brand revenue and improve profit performance through the growth of core Nautica sportswear products, increased average selling prices, improved product assortments and an enhanced customer experience at Nautica® brand outlet stores, growth in the brand’s online business and expansion of the licensed business, both domestically and internationally. There is also the potential for expanding the Kipling® brand through our handbag and accessories relationship with Macy’s, Inc., e-commerce, the travel-related retail distribution channel and additional VF-operated stores.

Contemporary Brands Coalition

Our Contemporary Brands Coalition is focused on premium upscale lifestyle brands, and includes the 7 For All Mankind®, Splendid® and Ella Moss® brands.

7 For All Mankind® is a Los Angeles-based brand of premium denim jeans and related products for women and men. While the core business remains focused on denim, the collection also includes sportswear products, such as knit and woven tops, sweaters, jackets and accessories. 7 For All Mankind® is a leading premium jeans brand in the U.S., where it generates more than 60% of its sales, and is marketed through premium department stores, specialty stores and VF-operated stores. International sales are through department stores, specialty stores, VF-operated stores and over 60 independently-operated partnership stores, the majority of which are in Europe and Asia. The 7 For All Mankind® brand has approximately 75 VF-operated stores in the U.S., Europe and Canada. Products are also sold online at www.7forallmankind.com.

The Splendid® brand offers premium tops and casual apparel for women, men and children, and the Ella Moss® brand offers premium sportswear for women and girls. These brands, noted for their soft wearable fabrics and vibrant colors, are marketed to upscale department and specialty stores primarily in the U.S. They are also sold through approximately 30 VF-operated Splendid® brand stores and two Ella Moss® brand stores, and at www.splendid.com and www.ellamoss.com.

We believe the 7 For All Mankind®, Splendid® and Ella Moss® brands can grow their revenues through new stores, e-commerce, new product offerings, licensing arrangements and in the wholesale channel. We are also focusing on international growth opportunities, primarily through VF-operated and partnership stores in Europe, Asia and South America.

Direct-To-Consumer Operations

Our direct-to-consumer business includes full-price stores, outlet stores and e-commerce. Direct-to-consumer revenues accounted for 22% of VF’s consolidated total revenues in 2013, compared with 21% in 2012.

Our full price stores allow us to showcase a brand’s full line of products with fixtures and imagery that support the brand’s positioning and promise to consumers. These stores provide high visibility for our brands and products and enable us to stay close to the needs and preferences of our consumers. The proper presentation of products in our stores, particularly in our showcase stores, also helps to increase sell-through of VF products at our wholesale customers. VF-operated full price stores generally provide margins and return on investment that are well above VF averages. In addition, VF operates outlet stores in both premium outlet malls and more traditional value-based locations. These outlet stores serve an important role in our overall inventory management and profitability by allowing VF to sell a significant portion of excess, discontinued and out-of-season products at better prices than are otherwise available from outside parties, while maintaining the integrity of our brands.

Our growing global retail operations include 1,246 stores at the end of 2013. Of that total, there are 1,166 single brand stores (i.e., primarily one brand’s product offerings in each store) that sell Vans®, Timberland®, The North Face®, Nautica®, 7 For All Mankind®, Lee®, Wrangler®, lucy®, Kipling®, Splendid®, Napapijri® and Ella Moss® brand products. We also operate 80 VF Outlet® stores in the U.S. that sell a broad selection of excess quantities of VF-branded products, as well as women’s intimate apparel, children’s wear, other apparel and accessories. Approximately 70% of VF-operated stores offer products at full price, and the remainder are outlet locations. Approximately 60% of our stores are located in the U.S. and the remaining 40% are located in Europe, Asia, Latin America, Mexico and Canada.

E-commerce is our fastest growing direct-to-consumer channel and represents approximately 13% of our direct-to-consumer business. We currently market The North Face®, Vans®, Timberland®, 7 For All Mankind®, Kipling®, SmartWool®, Lee®, Wrangler®, lucy®, Nautica®, Splendid®, Ella Moss®, JanSport®, Reef®, and Eagle Creek® products online in the U.S., plus The North Face®, Vans®, Timberland®, 7 For All Mankind®, Kipling®, Napapijri®, Eastpak® and other brands internationally. We are continuing to expand our e-commerce initiatives by rolling out additional brand sites in Europe and Asia, and enhancing each brand’s site to deliver a superior consumer experience.

We expect our direct-to-consumer business to continue to grow at a faster pace than VF’s overall growth rate as we continue to drive comparable store sales, open new stores and expand our e-commerce presence. We opened 164 stores during 2013 and we are planning to open approximately 150 additional locations in 2014, concentrated in the brands where we see higher retail growth potential — Vans®, The North Face®, Timberland® and Splendid®.

In addition to our direct-to-consumer operations, our licensees, distributors and other independent parties own and operate over 3,000 partnership stores. These are primarily monobrand stores selling VF-branded products, and have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and Asia, and are concentrated in The North Face®, Vans®, Timberland®, Kipling®, Nautica®, Napapijri®, Lee® and Wrangler® brands.

Licensing Arrangements

As part of our business strategy of expanding market penetration of VF-owned brands, we enter into licensing agreements for specific apparel and complementary product categories when such arrangements with independent parties provide more effective manufacturing, distribution and marketing of such products than could be achieved internally. We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products.

Licensing arrangements relate to a broad range of VF brands. License agreements are for fixed terms of generally three to five years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed products sales. Royalty income was $117.3 million in 2013 (1% of total revenues), primarily from the Nautica®, Vans®, Timberland®, Lee®, and Wrangler® brands. In addition, licensees of our brands are generally required to spend from 1% to 5% of their net licensed product sales to advertise VF’s products. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees.

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

Manufacturing, Sourcing and Distribution

Product design and innovation, including fit, fabric, finish and quality, are important elements across all of our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.

VF’s centralized global supply chain organization is responsible for sourcing and delivering products to our customers. VF is highly skilled in managing the complexities associated with our global supply chain. On an annual basis, VF sources or produces approximately 500 million units spread across 35 brands. VF operates 28 manufacturing facilities and utilizes approximately 1,800 contractor manufacturing facilities in 60 countries. We operate 29 distribution centers and 1,246 retail stores. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, attached to our core enterprise resource management platforms.

In 2013, 27% of our units were manufactured in VF-operated facilities and 73% were obtained from independent contractors, primarily in Asia. Products manufactured in VF facilities generally have a lower cost and shorter lead times than contracted production. Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in Asia. However, contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a well-balanced approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

VF operates manufacturing facilities in the U.S., Mexico, Central and South America, the Caribbean, Europe and the Middle East. A significant percentage of denim bottoms and occupational apparel are manufactured in these plants, as well as a smaller percentage of footwear. For these owned production facilities, we purchase raw materials from numerous domestic and international suppliers to meet our production needs. Raw materials include products made from cotton, leather, rubber, wool, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps, eyelets and laces). In some instances, we contract the sewing of VF-owned raw materials into finished product with independent contractors. Manufacturing in the U.S. includes all Major League Baseball uniforms, along with screen printing and embroidery of jerseys, T-shirts and fleece products. Fixed price commitments for fabric and certain supplies are generally set on a quarterly basis for the next quarter’s purchases. No single supplier represents more than 5% of our total cost of sales.

Independent contractors generally own the raw materials and ship finished ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Hong Kong (with satellite offices across Asia) and Panama. These hubs are responsible for coordinating the manufacturing and procurement of product, supplier management, product quality assurance, and transportation and shipping functions in the Eastern and Western Hemispheres, respectively. Substantially all products in the Outdoor & Action Sports and Sportswear Coalitions, as well as a portion of products for our Jeanswear and Imagewear Coalitions, are obtained through these sourcing hubs. For most products in our Contemporary Brands Coalition, we contract the sewing and finishing of VF-owned raw materials through a network of independent contractors based in the U.S.

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

All VF-operated production facilities throughout the world, as well as all independent contractor facilities that manufacture VF-branded products, must comply with VF’s Global Compliance Principles. These principles, established in 1997 and consistent with international labor standards, are a set of strict standards covering legal and ethical business practices, workers’ ages, work hours, health and safety conditions, environmental standards and compliance with local laws and regulations. In addition, our owned factories must also undergo certification by the independent, nonprofit organization, Worldwide Responsible Accredited Production (“WRAP”), which promotes global ethics in manufacturing. VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF-branded goods at locations across the globe. Each of the approximately 1,800 independent contractor facilities, including those serving our independent licensees, must be pre-certified before producing any VF products. This precertification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal staff and externally contracted firms. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement, Factory Compliance Guidelines, Factory Audit Procedure and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.

VF did not experience difficulty in filling its raw material and contracting production needs during 2013 and does not anticipate any difficulty in 2014. We believe that we will be able to remain cost competitive in 2014 due to our scale and significance to our suppliers. Absent any material changes, VF believes it would be able to largely offset any increases in product costs through: (i) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution; (ii) increases in the prices of its products; and (iii) cost reduction opportunities. The loss of any one supplier or contractor would not have a significant adverse effect on our business.

Product is shipped from our independent suppliers and VF-operated manufacturing facilities to distribution centers in the U.S. and international locations. In some instances, product is shipped directly to our customers. Most distribution centers are operated by VF, and some support more than one brand. A portion of our distribution needs are met by contract distribution centers.

Seasonality

VF’s operating results vary from quarter-to-quarter throughout the year due to the differing sales patterns of our individual businesses. On a quarterly basis, consolidated total revenues for 2013 ranged from a low of 19% of full year revenues in the second quarter to a high of 29% in the third quarter, while consolidated operating income ranged from a low of 12% in the second quarter to a high of 35% in the third quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor & Action Sports Coalition, where 17% of the Coalition’s revenues occurred in the second quarter and 31% in the third quarter of 2013. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends. We expect the portion of annual revenues and profits occurring in the second half of the year to continue to increase.

Working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory builds to support peak shipping periods and then moderates during the second half of the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income during that period and reduced working capital requirements, particularly during the fourth quarter.

Advertising, Customer Support and Community Outreach

During 2013, our advertising and promotion expense was $671.3 million, representing 5.9% of net sales. We advertise in consumer and trade publications, on radio and television, and through digital initiatives including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending and to identify the types of spending that provide the greatest return on our marketing investments.

We provide advertising support to our wholesale customers in the form of point-of-sale fixtures and signage to enhance the presentation and brand image of our products. We also participate in shop-in-shops and concession arrangements, which are separate sales areas dedicated to a specific VF brand within our customers’ stores, to help differentiate and enhance the presentation of our products.

We participate in incentive programs with our retailer customers, including customer loyalty, discounts, allowances and cooperative advertising funds. We also offer sales incentive programs directly to consumers in the form of rebate and coupon offers.

In addition to sponsorships and activities that directly benefit our products and brands, VF and its associates actively support our communities and various charities. For example, The North Face® brand has committed to programs that encourage and enable outdoor participation, such as the Planet Explore® (www.planetexplore.com), the The North Face Endurance Challenge® and the Explore Your ParksTM programs. The Timberland® brand has a heritage of volunteerism, including the Path of Service™ program that offers full-time employees up to 40 hours of paid time off a year to serve their local communities. The Timberland® brand also sponsors two annual global service events, Earth Day in the spring and Serv-a-palooza in the fall, when employees provide assistance to local communities through various volunteer efforts. The Nautica® brand supports Oceana, a not-for-profit organization focused on ocean conservatism, and Charity: Water, a not-for-profit organization focused on providing clean, safe water to people in need. In addition, 2013 marked the eighteenth year of support for the Lee National Denim Day® event, one of the country’s largest single-day fundraisers for breast cancer that has raised over $89 million since its inception to fight breast cancer. VF also supports company-wide sustainability efforts, and recognizes the “VF 100” to honor the 100 VF associates worldwide having the highest number of volunteer service hours during the year.

Other Matters

Competitive Factors

Our business depends on our ability to stimulate consumer demand for VF’s brands and products. VF is well-positioned to compete in the apparel and footwear industries by developing high quality innovative products at competitive prices that meet consumer needs, providing high service levels, ensuring the right products are on the retail sales floor to meet consumer demand, investing significant amounts behind existing brands and continuing to evaluate the potential for acquiring additional brands. We continually strive to improve in each of these areas. Many of VF’s brands have long histories and enjoy strong recognition within their respective consumer segments.

Intellectual Property

Trademarks, patents and domain names, as well as related logos, designs and graphics, provide substantial value in the development and marketing of VF’s products and are important to our continued success. We have registered this intellectual property in the U.S. and in other countries where our products are manufactured and/or sold. We vigorously monitor and enforce VF’s intellectual property against counterfeiting, infringement and violations of other rights where and to the extent legal, feasible and appropriate. In addition, we grant licenses to other parties to manufacture and sell products utilizing our intellectual property in product categories and geographic areas in which VF does not operate.

Customers

VF products are primarily sold on a wholesale basis to specialty stores, department stores, national chains and mass merchants. In addition, we sell products on a direct-to-consumer basis through VF-operated stores and e-commerce sites, which accounted for 22% of our total revenues in 2013. Our sales in international markets are growing and represented 38% of our total revenues in 2013, the majority of which were in Europe.

Sales to VF’s ten largest customers, all of which are retailers based in the U.S., amounted to 21% of total revenues in 2013, 21% in 2012 and 23% in 2011. Sales to the five largest customers amounted to approximately 16% of total revenues in 2013, 16% in 2012 and 18% in 2011. Sales to VF’s largest customer totaled 8% of total revenues in 2013, 8% in 2012 and 9% in 2011, the majority of which were in the Jeanswear Coalition.

Employees

VF had approximately 59,000 employees at the end of 2013, of which approximately 26,000 were located in the U.S. Approximately 630 employees in the U.S. are covered by collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

Backlog

The dollar amount of VF’s order backlog as of any date is not meaningful, may not be indicative of actual future shipments and, accordingly, is not material for an understanding of the business of VF taken as a whole.

Executive Officers of VF

The following are the executive officers of VF Corporation as of February 26, 2014. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

Eric C. Wiseman, 58, has been Chairman of the Board, Chief Executive Officer and President of VF since August 2008, January 2008 and March 2006, respectively. He has been a Director of VF since October 2006. He has held a progression of leadership roles within VF since 1995.

Robert K. Shearer, 62, has been Senior Vice President and Chief Financial Officer of VF since 2005. He served as Vice President – Finance and Chief Financial Officer from 1998 to 2005, Vice President – Controller from 1994 to 1998, Controller from 1989 to 1994, and Assistant Controller from 1986 to 1989.

Scott H. Baxter, 49, has been Vice President and Group President – Jeanswear Americas, Imagewear and South America since May 2013. He served as Vice President and Group President – Jeanswear Americas and Imagewear from 2011 until May 2013, President of Imagewear, composed of both the Image and Licensed Sports group businesses, from 2008 to 2011, and President of the Licensed Sports Group from 2007 to 2008.

Michael T. Gannaway, 62, has been Vice President – VF Direct/Customer Teams since 2008. He served as Vice President – Customer Management from 2004 to 2008.

Laura C. Meagher, 53, has been Vice President, General Counsel and Secretary since 2012. She served as Vice President – Deputy General Counsel from 2008 to 2012, and Assistant General Counsel from 2004 to 2008.

Steve E. Rendle, 54, has been Vice President and Group President – Outdoor & Action Sports Americas since May 2011. He served as President of VF’s Outdoor Americas businesses from 2009 to 2011, President of The North Face® brand from 2004 to 2009 and Vice President of Sales of The North Face® brand from 1999 to 2004.

Scott A. Roe, 49, has been Vice President – Controller and Chief Accounting Officer of VF since February 2013. He served as Vice President – Finance of VF from 2012 to 2013, as Vice President – Chief Financial Officer of VF International from 2006 to 2012, and as Vice President – Chief Financial Officer of VF’s former intimate apparel business from 2002 to 2006. He joined VF in 1996.

Karl Heinz Salzburger, 56, has been Vice President of VF and President – VF International since 2009. He became President of VF’s European, Middle East, Africa and Asian operations in September 2006. He served as President of VF’s international outdoor businesses from 2001 to 2006. He joined VF with the acquisition of The North Face® brand in 2000.

Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2014 (“2014 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 28, 2013, which information is incorporated herein by reference.

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

After VF’s 2014 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on May 1, 2013.

Item 1A.    Risk Factors.

The following risk factors should be read carefully in connection with evaluating VF’s business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect VF’s business, its operating results and its financial condition.

VF’s revenues and profits depend on the level of consumer spending for apparel, which is sensitive to general economic conditions and other factors. A return to recessionary conditions or a decline in consumer spending could have a material adverse effect on VF.

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

Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our products is dependent in part on the weather and is likely to decline in years in which weather conditions do not favor the use of these products. Periods of unseasonably warm weather in the fall or winter, may have a material adverse effect on our financial condition, results of operations or cash flows. Inventory accumulation by our wholesale customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows. Abnormally harsh or inclement weather can also negatively impact retail traffic and consumer spending.

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

VF competes with numerous apparel and footwear brands and manufacturers. Competition is generally based upon brand name recognition, price, design, product quality, selection, service and purchasing convenience. Some of our competitors are larger and have more resources than VF in some product categories and regions. In addition, VF competes directly with the private label brands of most of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on our ability to:

•	Anticipate and respond to changing consumer trends in a timely manner;

•	Develop attractive, innovative and high quality products that meet consumer needs;

•	Maintain strong brand recognition;

•	Price products appropriately;

•	Provide best-in-class marketing support and intelligence;

•	Ensure product availability and optimize supply chain efficiencies;

•	Obtain sufficient retail store space and effectively present our products at retail; and

•	Produce or procure quality products on a consistent basis.

Failure to compete effectively or to keep pace with rapidly changing markets and trends could have a material adverse effect on VF’s business, financial condition and results of operations.

VF’s results of operations could be materially harmed if we are unable to gauge consumer preferences and product trends and accurately forecast demand for our products.

Our success depends in part on management’s ability to effectively anticipate and respond to changing consumer preferences and product trends and to translate trends into marketable product offerings in advance of the actual time of sale to the customer. Even if we are successful in anticipating consumer demands, we must continue to be able to develop and introduce innovative, high-quality products in order to sustain consumer demand.

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

There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of VF’s brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to VF’s reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations and financial condition.

VF’s business and the success of its products could be harmed if VF is unable to maintain the images of its brands.

VF’s success to date has been due in large part to the growth of its brands’ images and VF’s customers’ connection to its brands. If we are unable to timely and appropriately respond to changing consumer demand, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding VF, its brands or its products, including licensed products, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future. In addition, we have sponsorship contracts with a number of athletes and musicians and feature those individuals in our advertising and marketing efforts. Actions taken by those individuals associated with our products could harm their reputations and adversely affect the images of our brands.

VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm VF’s ability to effectively operate its business.

Our ability to effectively manage and operate our business depends significantly on information technology systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses, or a breach in security of these systems could adversely impact the operations of VF’s business, including corporate email communications, e-commerce operations, retail business credit card transaction authorization and processing, and our interaction with the public on social media.

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

A substantial portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay VF could substantially reduce VF’s revenues and profits.

A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 21% of total revenues in fiscal 2013, with our largest customer accounting for 8% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. These developments could result in a reduction in the number of stores that carry VF’s products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.

Further, the global economy periodically experiences recessionary conditions with rising unemployment, reduced availability of credit, increased savings rates and declines in real estate and securities values. These recessionary conditions could have a negative impact on retail sales of apparel and other consumer products. The lower sales volumes, along with the possibility of restrictions on access to the credit markets, could result in our customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This could result in higher credit risk to VF relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable could have a material adverse effect on VF’s financial condition and results of operations.

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

Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations. These include the burdens of complying with foreign laws and regulations, unexpected changes in regulatory requirements, tariffs or other barriers in some international markets.

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

Approximately 60% of VF’s 2013 net income was earned in jurisdictions outside the U.S. VF is exposed to risks of changes in U.S. policy for companies having business operations outside the U.S. There have been a number of proposed changes to U.S. income tax laws, including overall corporate and individual tax reform. Some of these tax law changes and tax reform proposals, among other things, consider accelerating the U.S. taxability of non-U.S. earnings or limiting foreign tax credits. While enactment of any such proposal is not certain, if new legislation were enacted, it is possible our U.S. income tax expense could increase, which would reduce our earnings.

We may have additional tax liabilities.

As a global company, we determine our income tax liability in various tax jurisdictions based on an analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accrual may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our financial condition, results of operations or cash flows. Further, in an effort to deal with budget deficits, governments around the world are focusing on increasing tax revenues through increased audits and, potentially, increased tax rates for corporations. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements.

VF uses third party suppliers and manufacturing facilities worldwide for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.

During fiscal 2013, approximately 73% of VF’s units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in the U.S., Mexico, Central and South America, the Caribbean, Europe and the Middle East. Any of the following could impact our ability to produce or deliver VF products:

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

•	Disruptions at manufacturing or distribution facilities caused by natural and man-made disasters;

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

Failure by VF or its third party suppliers to comply with such laws and regulations, as well as with ethical, social, product, labor and environmental standards, or related political considerations, could result in interruption of finished goods shipments to VF, cancellation of orders by customers, and termination of relationships. If one of our independent contractors violates labor or other laws or implements labor or other business practices that are generally regarded as unethical, it could jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts that may reduce demand for VF’s merchandise. Damage to VF’s reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on VF’s results of operations, financial condition and cash flows, as well as require additional resources to rebuild VF’s reputation.

VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.

A growing percentage of VF’s total revenues (approximately 38% in 2013) is derived from markets outside the U.S. VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates may affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors or VF plants located in foreign countries. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.

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

Particularly in 2008 and continuing to a lesser extent during the last five years, global capital and credit markets have experienced extreme volatility and disruption, with government intervention, mergers or bankruptcies of several major financial institutions, and a general decline in global liquidity. Many corporate issuers have been unable to access credit markets.

We typically use short-term commercial paper borrowings to support seasonal working capital requirements, with amounts generally repaid by the end of each year from strong cash flows from operations. VF has been able to borrow in the commercial paper markets in recent years. In the future, VF may seek to access the long-term capital markets to replace maturing debt obligations or to fund acquisitions or other growth opportunities. There is no assurance that the commercial paper markets or the long-term capital markets will continue to be reliable sources of financing for VF. If VF does not have access to financing, it could have a material adverse impact on VF’s financial condition, results of operations and cash flows.

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

VF sells merchandise direct-to-consumer through VF-operated stores and over the Internet through its websites. Its direct-to-consumer business is subject to numerous risks that could have a material adverse effect on its results. Risks include, but are not limited to, (a) domestic or international resellers purchasing merchandise and reselling it overseas outside VF’s control, (b) failure of the systems that operate the stores and websites, and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (c) credit card fraud and (d) risks related to VF’s direct-to-consumer distribution centers. Risks specific to VF’s e-commerce business also include (a) diversion of sales from VF stores or wholesale customers, (b) difficulty in recreating the in-store experience through direct channels and (c) liability for online content. VF’s failure to successfully respond to these risks might adversely affect sales in its Internet business, as well as damage its reputation and brands.

Our VF-operated stores and e-commerce business requires substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. We have entered into substantial operating lease commitments for retail space. Due to the high fixed-cost structure associated with our direct-to-consumer operations, a decline in sales or the closure of or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and employee-related costs.

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

VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others copying its products and infringing its intellectual property rights especially with the shift in product mix to higher priced brands and innovative new products in recent years. Some of VF’s brands, such as The North Face®, Timberland®, Vans®, JanSport®, Nautica®, Wrangler® and Lee®, enjoy significant worldwide consumer recognition, and the higher pricing of those products creates additional risk of counterfeiting and infringement.

VF’s trademarks, trade names, patents, trade secrets and other intellectual property are important to VF’s success. Counterfeiting of VF’s products or infringement on its intellectual property rights could diminish the value of our brands and adversely affect VF’s revenues. Actions we have taken to establish and protect VF’s intellectual property rights may not be adequate to prevent copying of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of VF’s products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the U.S. or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on VF’s ability to enforce those rights.

The value of VF’s intellectual property could diminish if others assert rights in or ownership of trademarks and other intellectual property rights of VF, or trademarks that are similar to VF’s trademarks, or trademarks that VF licenses from others. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to VF’s trademarks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the U.S. In other cases, there may be holders who have prior rights to similar trademarks. VF is from time to time involved in opposition and cancellation proceedings with respect to some of its intellectual property rights.

We may be subject to liability if third parties successfully claim that we infringe on their trademarks, copyrights, patents or other intellectual property rights. Defending infringement claims could be expensive and time-consuming and might result in our entering into costly license agreements.

VF is subject to the risk that its licensees may not generate expected sales or maintain the value of VF’s brands.

During 2013, $117.3 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

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

We evaluate goodwill and nonamortizing trademark and trade name intangible assets for possible impairment at least annually. In addition, intangible assets that are being amortized are tested for impairment whenever events or circumstances indicate that their carrying value might not be recoverable. For these impairment tests, we use various valuation methods to estimate the fair value of our business units and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference.

It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in 2014 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and EBITDA and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.    Properties.

VF owns certain facilities used in manufacturing, distribution and administrative activities and leases a distribution center under a capital lease. Other facilities are leased under operating leases that generally contain renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs. Manufacturing, distribution and administrative facilities being utilized at the end of 2013 are summarized below by reportable segment:

	Square Footage
	Owned		Leased
Outdoor & Action Sports	1,780,000	(a)	5,997,000
Jeanswear	5,470,000		1,808,000
Imagewear	786,000		1,296,000
Sportswear	500,000		207,000
Contemporary Brands	221,000		289,000
Corporate and shared services	180,000		93,000

	8,937,000		9,690,000

(a)	Includes assets under capital lease.

In addition to the above, VF owns or leases retail locations totaling approximately 6,500,000 square feet. VF also leases 500,000 square feet of space that was formerly used in its operations but is now subleased to a third party through the end of the lease term.

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

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The following table sets forth the high and low sale prices of VF Common Stock, as reported on the NYSE Composite Tape in each fiscal quarter of 2013 and 2012, along with dividends declared. All share and per share amounts presented herein are reflective of the four-for-one stock split in December 2013.

	High	Low	Dividends Declared
2013
Fourth quarter	$62.48	$47.33	$0.2625
Third quarter	51.24	46.41	0.2175
Second quarter	48.77	41.13	0.2175
First quarter	42.21	35.70	0.2175

			$0.9150

2012
Fourth quarter	$42.46	$36.53	$0.2175
Third quarter	41.09	32.38	0.1800
Second quarter	39.04	33.11	0.1800
First quarter	38.13	32.23	0.1800

			$0.7575

As of January 24, 2014, there were 3,742 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

Performance graph:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for the five fiscal years ended December 28, 2013. The S&P 1500 Apparel Index at the end of 2013 consisted of Carter’s, Inc., Coach, Inc., Perry Ellis International, Inc., Fifth & Pacific Companies, Inc., Fossil, Inc., Hanesbrands Inc., Iconix Brand Group, Inc., Michael Kors Holdings Ltd., Movado Group, Inc., Oxford Industries, Inc., PVH Corp., Quiksilver, Inc., Ralph Lauren Corporation, Under Armour, Inc. and V.F. Corporation. The graph assumes that $100 was invested on January 2, 2009, in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of fiscal years 2008 through 2013. Past performance is not necessarily indicative of future performance.

Comparison of Five Year Total Return of

VF Common Stock, S&P 500 Index and S&P 1500 Apparel Index

VF Common Stock closing price on December 28, 2013 was $61.58

TOTAL SHAREHOLDER RETURNS

Company / Index	2008 Base	2009	2010	2011	2012	2013
VF CORPORATION	$100	$133.92	$162.52	$245.28	$292.34	$494.93
S&P 500 INDEX	100	122.57	141.03	144.01	164.27	220.30
S&P 1500 APPAREL INDEX	100	158.69	225.60	266.93	306.37	429.00

Issuer Purchases of Equity Securities:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended December 28, 2013 under the share repurchase program authorized by VF’s Board of Directors in 2010. The share repurchase activity was prior to the December 2013 stock split, and the share repurchase program that was authorized by the Board of Directors prior to the stock split was not affected by the stock split. Accordingly, the table below is presented on a pre-split basis. All share repurchases relate to shares acquired in connection with VF’s deferred compensation plans.

Fiscal Period	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(a)	Maximum Number of Shares that May Yet be Purchased Under the Program
September 29 — October 26, 2013	—	$—	—	2,764,956
October 27 — November 23, 2013	1,580	219.57	1,580	2,763,376
November 24 — December 28, 2013	1,300	234.56	1,300	2,762,076

Total	2,880		2,880

(a)	The Total Number of Shares Purchased as Part of Publicly Announced Programs during the fiscal quarter ended December 28, 2013, restated for the impact of the stock split, was 11,520.

In addition to the remaining share authorization above, VF’s Board of Directors authorized the repurchase of an additional 50.0 million shares (on a post-split basis) in December 2013, bringing the total shares authorized for repurchase to 52,762,076 at December 28, 2013.

Item 6.    Selected Financial Data.

The following table sets forth selected consolidated financial data for the five years ended December 28, 2013. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this report. All share and per share amounts presented herein are reflective of the four-for-one stock split in December 2013. Historical results presented herein may not be indicative of future results.

	2013(8)	2012(8)	2011(8)	2010	2009
	Dollars and shares in thousands, except per share amounts
Summary of Operations (1)
Total revenues	$11,419,648	$10,879,855	$9,459,232	$7,702,589	$7,220,286
Operating income	1,647,147	1,465,267	1,244,791	820,860	736,817
Net income attributable to VF Corporation	1,210,119	1,085,999	888,089	571,362	461,271

Earnings (loss) per common share attributable to VF Corporation common stockholders — basic	$2.76	$2.47	$2.03	$1.31	$1.04
Earnings (loss) per common share attributable to VF Corporation common stockholders — diluted	2.71	2.43	2.00	1.29	1.03
Dividends per share	0.9150	0.7575	0.6525	0.6075	0.5925
Dividend payout ratio (2) (7)	33.8%	31.2%	32.7%	37.6%	46.0%

Financial Position
Working capital	$2,314,981	$1,717,371	$1,521,912	$1,716,585	$1,536,773
Current ratio	2.5	2.0	1.9	2.5	2.4
Total assets	$10,315,443	$9,633,021	$9,313,126	$6,457,556	$6,473,863
Long-term debt, less current maturities	1,426,829	1,429,166	1,831,781	935,882	938,494
Stockholders’ equity	6,077,038	5,125,625	4,525,175	3,861,319	3,813,285
Debt to total capital ratio (3)	19.3%	26.5%	31.9%	20.2%	23.7%
Weighted average Common Shares outstanding	438,657	439,292	437,148	435,056	441,556
Book value per common share	$13.80	$11.63	$10.23	$8.94	$8.64

Other Statistics (4)
Operating margin (7)	14.4%	13.5%	13.2%	13.3%	11.9%
Return on invested capital (5) (6) (7)	17.6%	16.2%	15.8%	15.6%	12.6%
Return on average stockholders’ equity (6) (7)	23.7%	24.7%	22.0%	20.1%	17.2%
Return on average total assets (6) (7)	12.8%	11.9%	11.9%	11.8%	9.6%
Cash provided by operations	$1,506,041	$1,275,000	$1,081,371	$1,001,282	$973,485
Cash dividends paid	402,136	333,229	285,722	264,281	261,682

(1)

Operating results for 2010 include a noncash charge for impairment of goodwill and intangible assets — $201.7 million (pretax) in operating income and $141.8 million (after tax) in net income attributable to VF Corporation, $0.33 basic earnings per share and $0.32 diluted earnings per share. Operating results for 2009 include a noncash charge for impairment of goodwill and intangible assets — $122.0 million (pretax) in operating income and $114.4 million (after tax) in net income attributable to VF Corporation, $0.26 basic and diluted earnings per share.

(2)	Dividends per share divided by earnings per diluted share (excluding the charges for impairment of goodwill and intangible assets in 2010 and 2009).
(3)	Total capital is defined as stockholders’ equity plus short-term and long-term debt.

(4)	Operating statistics exclude the charges for impairment of goodwill and intangible assets in 2010 and 2009.
(5)	Invested capital is defined as average stockholders’ equity plus average short-term and long-term debt.
(6)	Return is defined as net income attributable to VF Corporation plus total interest income/expense, net of taxes.
(7)	Information presented for 2010 and 2009 excludes the impairment charges for goodwill and intangible assets as described in (1) above.
(8)	The Timberland Company was purchased on September 13, 2011 and its results have been included since the date of acquisition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

VF Corporation (“VF”) is a worldwide leader in the manufacturing and distribution of branded lifestyle apparel, footwear and related products. Our vision is to grow by building leading lifestyle brands that excite consumers around the world. We continue to invest in all of our businesses through geographic expansion, product innovation, consumer research, marketing and our direct-to-consumer infrastructure, including retail store openings, e-commerce and omni-channel retailing.

VF is highly diversified — across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, jeanswear, backpacks, luggage, sportswear, occupational and performance apparel categories. These products are marketed to consumers shopping in specialty stores, upscale and traditional department stores, national chains, mass merchants and our own direct-to-consumer operations.

VF is organized by groupings of businesses called “coalitions”. The five coalitions are Outdoor & Action Sports, Jeanswear, Imagewear, Sportswear and Contemporary Brands. These coalitions are our segments for financial reporting purposes.

Highlights of 2013

All per share amounts are presented on a diluted basis and reflect the four-for-one stock split in December 2013:

•	Revenues grew to a record $11.4 billion, a 5% increase over 2012.

•	International revenues rose 8% and accounted for 38% of VF’s total revenues in 2013.

•	Direct-to-consumer revenues increased 13% over 2012 and accounted for 22% of VF’s total revenues in 2013. VF opened 164 retail stores in 2013.

•	Gross margin increased 160 basis points to 48.1% in 2013.

•	Cash flow from operations exceeded $1.5 billion in 2013.

•	Earnings per share increased 12% to $2.71 in 2013 from $2.43 in 2012.

In addition, VF made a discretionary contribution of $100.0 million to its U.S. qualified defined benefit pension plan, repaid $400.0 million of floating rate debt and increased the quarterly dividend rate by 21%, marking the 41st consecutive year of increase in the rate of dividends paid per share.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues during the last two years:

In millions	2013 Compared with 2012	2012 Compared with 2011
Total revenues — prior year	$10,879.9	$9,459.2
Operations	517.6	667.6
Acquisition in prior year (to anniversary date)	—	981.0
Disposition in prior year	(23.7)	(58.1)
Impact of foreign currency translation	45.8	(169.8)

Total revenues — current year	$11,419.6	$10,879.9

VF reported revenue growth of 5% in 2013 driven by an increase in unit volume, with particular strength in the Outdoor & Action Sports and Sportswear Coalitions. Our international and direct-to-consumer businesses continued to expand, growing revenues by 8% and 13%, respectively. The increase in 2012 revenues compared with 2011 is primarily due to the Outdoor & Action Sports Coalition, driven by the acquisition of The Timberland Company (“Timberland”) and organic growth. Additional details on revenues are provided in the section titled “Information by Business Segment”.

VF’s foreign currency exposure primarily relates to businesses conducted in euro-based countries. The weighted average translation rates for the euro were $1.33, $1.28 and $1.39 per euro for 2013, 2012 and 2011, respectively. In addition, VF has foreign currency exposure related to businesses in developed and emerging markets around the world. Changes in foreign currency translation rates for all currencies positively impacted revenue comparisons by $45.8 million in 2013 and negatively impacted revenue comparisons by $169.8 million in 2012.

The following table presents the percentage relationship to total revenues for components of the Consolidated Statements of Income:

	2013	2012	2011
Gross margin (total revenues less cost of goods sold)	48.1%	46.5%	45.8%
Selling, general and administrative expenses	33.6	33.1	32.6

Operating income	14.4%	13.5%	13.2%

Gross margin increased 160 basis points to 48.1% in 2013 compared with 46.5% in 2012, with improvements in nearly every coalition. The increase in gross margin reflects lower product costs and the continued shift in the revenue mix towards higher margin businesses, including Outdoor & Action Sports, international and direct-to-consumer.

Gross margin increased 70 basis points to 46.5% in 2012 compared with 45.8% in 2011. This increase in gross margin was driven by the continued shift in the revenue mix towards higher margin businesses, partially offset by benefits in 2011 that did not recur in 2012 related to a gain on a facility closure and change in inventory accounting policy.

Selling, general and administrative expenses as a percentage of total revenues were 50 basis points higher in 2013 compared with 2012 due to additional marketing and direct-to-consumer investments to support future growth for our largest and fastest growing businesses, partially offset by the leverage of operating expenses on higher revenues and lower acquisition-related expenses for Timberland.

Selling, general and administrative expenses as a percentage of total revenues were higher in 2012 compared with 2011 due to the inclusion of a full year of Timberland, which has higher expense ratios than other VF businesses, as well as increases in pension and marketing expenses. These increases were partially offset by lower Timberland acquisition-related expenses in 2012 and the leverage of operating expenses on higher total revenues.

Operating margin increased 90 basis points, to 14.4% in 2013 from 13.5% in 2012. The increase in operating margin for 2013 was due to improved gross margin and the leverage of operating expenses on higher revenues, partially offset by increased marketing and direct-to-consumer investments in 2013.

Operating margin increased 30 basis points, to 13.5% in 2012 from 13.2% in 2011. Timberland negatively impacted 2012 operating margin by 90 basis points, including 30 basis points from the impact of acquisition-related expenses. Timberland negatively impacted 2011 operating margin by 40 basis points, including 30 basis points from the impact of acquisition-related expenses.

Net interest expense decreased $9.6 million to $80.6 million in 2013, due to (i) lower average levels of short-term borrowings, (ii) the repayment of $400.0 million of floating rate notes during the third quarter of 2013 and (iii) increased amounts of interest capitalized for significant projects. Net interest expense increased $17.5 million to $90.3 million in 2012 primarily due to (i) the issuance of $900.0 million of term debt in 2011 to fund the Timberland acquisition and (ii) higher average levels of short-term borrowings throughout 2012.

Outstanding interest-bearing debt averaged $1.9 billion for 2013, $2.5 billion for 2012 and $1.7 billion for 2011, with short-term borrowings representing 10%, 25% and 24% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 4.5% for 2013, 3.7% for 2012 and 4.5% for 2011. The weighted average interest rate increased in 2013 primarily due to (i) lower average levels of short-term borrowings, which have lower interest rates than the average of all outstanding debt and (ii) fewer months outstanding of the $400.0 million floating rate debt, which had a lower interest rate than the average of all outstanding debt, and was repaid during the year. The decrease in the weighted average interest rate in 2012 from 2011 resulted from the full year inclusion of the lower average interest rates on the $900.0 million term debt noted above.

Other income (expense) netted to expense of $4.0 million in 2013 compared with income of $46.9 million in 2012. The expense in 2013 was primarily due to foreign currency exchange losses. The income in 2012 was primarily due to the $42.0 million gain on the sale of VF’s 80% ownership in John Varvatos Enterprises, Inc. (“John Varvatos”).

Other income (expense) netted to income of $46.9 million in 2012 compared with expense of $7.2 million in 2011. The income in 2012 was primarily due to the $42.0 million gain on the sale of John Varvatos and foreign currency exchange gains. The expense in 2011 was primarily due to foreign currency exchange losses.

The effective income tax rate for 2013 was 22.6%, which is 1.0% lower than the effective rate in 2012. The 2013 tax rate included a net $26.0 million in discrete tax benefits, primarily related to the retroactive impact of the American Tax Relief Act of 2012 discussed below ($8.7 million tax benefit), prior year refund claims and tax credits ($7.0 million tax benefit), unrecognized tax benefits and interest (net $5.9 million tax benefit) and changes in valuation allowances for capital and operating loss carryforwards (net $3.4 million tax benefit). These discrete items collectively lowered the 2013 annual tax rate by 1.7%, compared with 2.2% in 2012. Without discrete items, the effective tax rate during 2013 decreased by approximately 1.5% primarily due to the 2013 impact of tax law changes in the U.S. (related to the American Tax Relief Act of 2012) and a higher percentage of income in lower tax rate jurisdictions compared with 2012. The international effective tax rate was 12.1% and 13.6% for 2013 and 2012, respectively.

The effective income tax rate was 23.6% for both 2012 and 2011. The 2012 effective income tax rate included a net $31.0 million in discrete tax benefits primarily related to changes in valuation allowances for capital and operating loss carryforwards (net $33.0 million tax benefit) and unrecognized tax benefits and interest (net $2.0 million tax expense). These discrete items collectively lowered the 2012 annual tax rate by 2.2%, compared with 1.4% in 2011. Without discrete items, the effective tax rate during 2012 increased by approximately 0.8% primarily due to tax law changes in the U.S., partially offset by a higher percentage of income in lower tax rate jurisdictions compared with 2011. The 2011 income tax rate included a net $16.3 in discrete tax benefits primarily related to changes in valuation allowances for operating loss carryforwards (net $12.1 million benefit) and unrecognized tax benefits and interest (net $4.2 million benefit), which together lowered the 2011 annual tax rate by 1.4%.

The American Tax Relief Act of 2012, signed into law in January 2013, retroactively extended certain tax credits and incentives through tax year 2013. The impact of this tax law change to the 2012 tax year was considered a discrete tax benefit when recorded in the first quarter of 2013. The change in tax law also provided tax credits and incentives applicable to the 2013 tax year which were not considered discrete items. These tax incentives do not extend beyond 2013 and therefore have been excluded from future tax rates. VF expects the 2014 annual tax rate to approximate 23.5% to 24%.

Net income attributable to VF Corporation in 2013 increased to $1.2 billion ($2.71 per share), compared with $1.1 billion ($2.43 per share) in 2012. The increase in earnings per share in 2013 resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below as well as the other factors described above. In addition, earnings per share in 2013 compared with 2012 benefited by $0.04 per share due to lower Timberland acquisition-related expenses.

Net income attributable to VF Corporation in 2012 increased to $1.1 billion ($2.43 per share), compared with $888.1 million ($2.00 per share) in 2011. The increase in earnings per share in 2012 resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below as well as the other factors described above. In addition, earnings per share in 2012 compared with 2011 benefited by a $0.12 per share incremental contribution from Timberland (net of acquisition-related expenses) and an $0.08 per share gain on the sale of John Varvatos.

Information by Business Segment

Management at each of the coalitions has direct control over and responsibility for its revenues and operating income, hereinafter termed “coalition revenues” and “coalition profit”, respectively. VF management evaluates operating performance and makes investment and other decisions based on available opportunities and analysis of coalition revenues and coalition profit. Common costs such as information systems processing, retirement benefits and insurance are allocated to the coalitions based on appropriate metrics such as sales, usage or number of employees.

The following tables present a summary of the changes in coalition revenues and coalition profit during the last two years:

In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition revenues — 2011	$4,562.0	$2,731.8	$1,025.2	$543.5	$485.1	$111.6	$9,459.2
Operations	441.0	101.1	51.7	33.8	26.1	13.9	667.6
Acquisition in prior year (to anniversary date)	981.0	—	—	—	—	—	981.0
Disposition in current year	—	—	—	—	(58.1)	—	(58.1)
Impact of foreign currency translation	(117.9)	(43.6)	(1.2)	—	(7.1)	—	(169.8)

Coalition revenues — 2012	$5,866.1	$2,789.3	$1,075.7	$577.3	$446.0	$125.5	$10,879.9
Operations	459.7	30.0	(7.3)	47.4	(10.3)	(1.9)	517.6
Disposition in prior year	—	—	—	—	(23.7)	—	(23.7)
Impact of foreign currency translation	53.4	(8.3)	(2.4)	—	3.1	—	45.8

Coalition revenues — 2013	$6,379.2	$2,811.0	$1,066.0	$624.7	$415.1	$123.6	$11,419.6

In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition profit — 2011	$828.2	$413.2	$145.7	$56.3	$35.9	$(1.1)	$1,478.2
Operations	177.6	57.9	(0.2)	16.7	18.7	0.8	271.5
Acquisition in prior year (to anniversary date)	46.9	—	—	—	—	—	46.9
Disposition in current year	—	—	—	—	(4.3)	—	(4.3)
Impact of foreign currency translation	(33.3)	(4.1)	(0.4)	—	(1.1)	—	(38.9)

Coalition profit — 2012	$1,019.4	$467.0	$145.1	$73.0	$49.2	$(0.3)	$1,753.4
Operations	70.9	75.7	7.1	15.2	(11.4)	(0.3)	157.2
Disposition in prior year	—	—	—	—	0.5	—	0.5
Impact of foreign currency translation	16.1	2.2	—	—	0.5	—	18.8

Coalition profit — 2013	$1,106.4	$544.9	$152.2	$88.2	$38.8	$(0.6)	$1,929.9

The following section discusses changes in revenues and profitability by coalition:

Outdoor & Action Sports:

				Percent Change
Dollars in millions	2013	2012	2011	2013	2012
Coalition revenues	$6,379.2	$5,866.1	$4,562.0	8.7%	28.6%
Coalition profit	1,106.4	1,019.4	828.2	8.5%	23.1%
Operating margin	17.3%	17.4%	18.2%

The Outdoor & Action Sports Coalition includes the following brands: The North Face®, Vans®, Timberland®, Kipling® (outside of North America), Napapijri®, Reef®, Eastpak®, JanSport®, SmartWool®, lucy® and Eagle Creek®.

The Outdoor & Action Sports Coalition revenues increased 9% in 2013 over 2012 primarily due to an increase in unit volume. The North Face®, Vans®, and Timberland® brands achieved global revenue growth of 7%, 17% and 5%, respectively. U.S. revenues increased 7% in 2013 and international revenues increased 10% with balanced growth in Europe and Asia Pacific. Direct-to-consumer revenues rose 15% in 2013 driven by increases of 28% and 15% for The North Face® and Vans® brands, respectively. New store openings, comp store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth. Foreign currency translation positively impacted revenues by $53.4 million in 2013.

Coalition revenues increased 29% in 2012 over 2011. Of this increase, 10% related to organic growth (which is net of a 3% negative impact from foreign currency translation) and 19% related to the inclusion of Timberland. In particular, The North Face® and Vans® brands achieved global revenue growth of 9% and 23%, respectively. Foreign currency translation negatively impacted revenues by $117.9 million in 2012.

U.S. revenues increased 21% in 2012, with 12 percentage points of the increase coming from the Timberland acquisition. International revenues rose 37% in 2012, reflecting 11% organic growth (net of a 6% negative impact from foreign currency translation) and 26% growth due to the inclusion of Timberland. Direct-to-consumer revenues rose 37% in 2012 with 23 percentage points of the growth from the Timberland acquisition. The direct-to-consumer businesses of The North Face® and Vans® brands increased 13% and 18%, respectively, in 2012. New store openings, comp store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth.

Operating margin decreased 10 basis points in 2013 due to additional marketing and direct-to-consumer investments for the coalition’s three largest brands, The North Face®, Vans® and Timberland®, partially offset by increased leverage of operating expenses on higher revenues.

The decrease in operating margin for 2012 compared with 2011 was primarily due to the inclusion for the full year of Timberland, which has a lower operating margin than the overall coalition average.

Jeanswear:

				Percent Change
Dollars in millions	2013	2012	2011	2013	2012
Coalition revenues	$2,811.0	$2,789.3	$2,731.8	0.8%	2.1%
Coalition profit	544.9	467.0	413.2	16.7%	13.0%
Operating margin	19.4%	16.7%	15.1%

The Jeanswear Coalition consists of the global jeanswear businesses, led by the Wrangler® and Lee® brands.

Global Jeanswear revenues increased 1% in 2013 over 2012, driven by 2% growth in the U.S. within the combined Mass, Western Specialty and Lee® brand businesses, despite continued weakness in the mid-tier channel and a slowdown in the Mass business. International Jeanswear revenues decreased 1% in 2013 driven by an 8% decrease in Asia Pacific, where the Wrangler® brand in China converted from direct wholesale to a licensing model, and the Lee® brand in China was impacted by an industry-wide inventory build-up that began during the latter part of 2012. Partially offsetting the decrease in Asia Pacific revenues was a 2% increase in Jeanswear Europe primarily resulting from the benefit of foreign currency translation gains. Revenues in the Americas (non-U.S.) region were about flat in 2013 compared with 2012.

Global Jeanswear revenues increased 2% in 2012 over 2011, led by 5% revenue growth in the U.S. business. The increase in U.S. revenues was primarily due to growth in the Mass and Western Specialty businesses as well as in our newest brand, Rock & Republic®, offsetting a decline in the Lee® brand revenues due to continued

softness in the mid-tier channel in the U.S. International jeanswear revenues decreased by 4% in 2012 due to weak economic conditions in Europe and a 2% ($43.6 million) negative impact from foreign currency translation. This decrease was partially offset by revenue increases in Asia, reflecting strong wholesale growth.

Operating margin improved 270 basis points in 2013 over 2012, primarily driven by lower product costs and improvement in international performance.

Operating margin improved 160 basis points in 2012 over 2011, primarily driven by lower product costs. Operating margin in 2011 included a 40 basis point gain on a facility closure.

Imagewear:

				Percent Change
Dollars in millions	2013	2012	2011	2013	2012
Coalition revenues	$1,066.0	$1,075.7	$1,025.2	(0.9)%	4.9%
Coalition profit	152.2	145.1	145.7	4.9%	(0.4)%
Operating margin	14.3%	13.5%	14.2%

The Imagewear Coalition consists of VF’s Image business (occupational apparel and uniforms, including the Red Kap® and Bulwark® brand businesses) and Licensed Sports business (athletic apparel and fanwear, which includes the Majestic® brand business).

Coalition revenues decreased 1% in 2013 compared with 2012, primarily due to a long-standing Image business customer that shipped throughout 2012, but did not have significant shipments in 2013 until late in the third quarter. Revenues from the Licensed Sports business were slightly down in 2013 compared with 2012, as declines in the Major League Baseball and Harley Davidson businesses were partially offset by increases in the National Football League, Collegiate and National Hockey League businesses.

The increase in coalition revenues for 2012 was primarily attributable to a 6% increase in the Image business, due to growth in the government and public safety and industrial uniform businesses. Revenues in the Licensed Sports business increased 3% in 2012 due to expansion in the Harley Davidson, Collegiate and National Basketball Association businesses.

The 80 basis point improvement in operating margin in 2013 compared with 2012 was driven by improved gross margin due to lower product costs.

The decline in operating margin in 2012 compared with 2011 was primarily due to higher product costs that negatively impacted the business during the first three quarters of 2012.

Sportswear:

				Percent Change
Dollars in millions	2013	2012	2011	2013	2012
Coalition revenues	$624.7	$577.3	$543.5	8.2%	6.2%
Coalition profit	88.2	73.0	56.3	20.8%	29.7%
Operating margin	14.1%	12.6%	10.4%

The Sportswear Coalition consists of the Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports Coalition).

Coalition revenues increased 8% in 2013 over 2012 primarily due to an increase in unit volume. Revenues increased in the Nautica® and Kipling® brands by 5% and 29%, respectively, driven primarily by the direct-to-consumer businesses. New store openings, comp store growth and higher e-commerce revenues contributed to a 19% increase in the coalition’s direct-to consumer business.

Coalition revenues rose 6% in 2012 compared with 2011, reflecting 5% and 17% growth in the Nautica® and Kipling® brands, respectively. These revenue increases are primarily attributable to double-digit growth in the direct-to-consumer businesses of both brands.

Operating margin improved 150 basis points in 2013 over 2012 due to a continuing shift in the business mix toward higher margin direct-to-consumer businesses, improvements in the profitability of the wholesale and direct-to-consumer businesses, as well as the leverage of operating expenses on higher revenues.

Operating margin increased in 2012 compared with 2011 due to improved performance in both the wholesale and direct-to-consumer businesses.

Contemporary Brands:

				Percent Change
Dollars in millions	2013	2012	2011	2013	2012
Coalition revenues	$415.1	$446.0	$485.1	(6.9)%	(8.1)%
Coalition profit	38.8	49.2	35.9	(21.1)%	37.0%
Operating margin	9.3%	11.0%	7.4%

The Contemporary Brands Coalition consists of the 7 For All Mankind® brand of premium denim jeanswear and related apparel and the Splendid® and Ella Moss® apparel brands. The John Varvatos® luxury apparel collection for men was in this coalition until it was sold on April 30, 2012.

Excluding the impact of the sale of the John Varvatos brand in 2012, coalition revenues decreased 2% in 2013 compared with 2012 due to unit volume decreases in the wholesale business, partially offset by higher direct-to-consumer revenues from new stores and e-commerce. Revenues for the 7 For All Mankind® brand in the U.S. decreased 6% due to contraction in demand for premium denim in the wholesale business, partially offset by higher direct-to-consumer revenues. Revenues for the 7 For All Mankind® brand in Europe increased 10%, with balanced growth in the wholesale and direct-to-consumer businesses. Splendid® and Ella Moss® brand revenues in the U.S., on a combined basis, declined 1% in 2013 compared with 2012, as declines in wholesale were partially offset by an increase in the direct-to-consumer business.

Adjusting for the sale of John Varvatos, coalition revenues increased 5% in 2012 compared with 2011. The revenue increase was driven by growth in the Splendid® and Ella Moss® brands, on a combined basis, of 18%. U.S. revenues for the 7 For All Mankind® brand increased 4% in 2012. Revenues for the 7 For All Mankind® brand in Europe decreased 6% (net of an 8% negative impact from foreign currency translation). This 2% net increase is due to growth in the direct-to-consumer businesses. Revenues from the direct-to-consumer businesses in this coalition, adjusted for the sale of John Varvatos, expanded by 15% in 2012 due to new stores, comp store revenue growth and higher e-commerce revenues.

Operating margin decreased in 2013 compared with 2012, primarily due to lower cost absorption resulting from a decline in sales volume, as well as increased investments in marketing and the direct-to-consumer businesses.

Operating margin increased in 2012 compared with 2011, primarily due to a reduction in the sales of excess inventories, which are lower in profitability, for the 7 For All Mankind® brand and a greater percentage of revenues from the higher margin direct-to-consumer businesses.

Other:

				Percent Change
Dollars in millions	2013	2012	2011	2013	2012
Revenues	$123.6	$125.5	$111.6	(1.5)%	12.5%
Operating profit (loss)	(0.6)	(0.2)	(1.1)
Operating margin	(0.5)%	(0.2)%	(1.0)%

VF Outlet® stores in the U.S. sell VF, as well as other branded products, at prices that are generally higher than what could be realized through external wholesale channels. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in the “other” category.

Reconciliation of Coalition Profit to Consolidated Income Before Income Taxes:

There are two types of costs necessary to reconcile total coalition profit to consolidated income before income taxes. These costs are (i) interest expense, net, which is excluded from coalition profit because substantially all financing costs are managed at the corporate office and are not under the control of coalition management and (ii) corporate and other expenses which are excluded from coalition profit to the extent they are not allocated to the operating coalitions. These expenses are summarized as follows:

In millions	2013	2012	2011
Information systems and shared services	$256.9	$247.8	$200.9
Less costs allocated to coalitions	(199.9)	(180.1)	(151.2)

	57.0	67.7	49.7
Corporate headquarters’ costs	133.6	127.8	124.5
Other	96.2	45.7	66.5

Corporate and other expenses	$286.8	$241.2	$240.7

Information Systems and Shared Services

These costs include management information systems and the centralized finance, supply chain, human resources, direct-to-consumer and customer management functions that support worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services. Costs to develop new computer applications are generally not allocated to the coalitions. The increase in information systems and shared services costs in 2013 and 2012 resulted from the overall growth of the businesses and costs associated with expanded software implementations and upgrades. Information systems and shared services costs in 2012 also included increased information systems spending related to the integration of Timberland.

Corporate Headquarters’ Costs

Headquarters’ costs include compensation and benefits of corporate management and staff, legal and professional fees and general and administrative expenses that have not been allocated to the coalitions. The increase in corporate headquarters’ costs in 2013 over 2012 was primarily due to an increase in charitable contributions. The increase in corporate headquarters’ costs in 2012 over 2011 was driven by increases in compensation, incremental costs related to the integration of Timberland and investments in strategy and innovation.

Other

This category includes (i) costs of corporate programs or corporate-managed decisions that are not allocated to the coalitions, (ii) costs of registering, maintaining and enforcing certain of VF’s trademarks and (iii) miscellaneous consolidated costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The current year service cost component of pension expense is allocated to the coalitions, while the remaining cost components totaling $60.9 million for 2013, $67.2 million for 2012 and $33.8 million for 2011, are reported in corporate and other expenses. The increase in other expenses in 2013 compared with 2012 was driven by the $42.0 million gain on the sale of John Varvatos, which was recorded as an offset to other expenses in 2012. In addition, an increase in deferred compensation expense in 2013 was partially offset by lower pension expense.

The decrease in other expenses in 2012 compared with 2011 is due to the $42.0 million gain on the sale of John Varvatos, and a decrease in deferred compensation expense, partially offset by higher pension expense. Other expenses in 2011 were reduced by $8.0 million from an inventory accounting change from LIFO to FIFO.

Analysis of Financial Condition

Balance Sheets

The following discussion refers to significant changes in balances at December 2013 compared with December 2012:

•	Increase in accounts receivable — resulting from an increase in revenues in the fourth quarter of 2013.

•

Increase in property, plant and equipment — related to capital projects that support VF’s continued experience and expectations for revenue growth, including a European headquarters, additional distribution facilities, new retail stores and technology upgrades.

•	Increase in other assets — driven by an increase in assets held for deferred compensation plans and deferred software costs related to system implementations.

•	Decrease in current portion of long-term debt — due to the repayment of the $400.0 million two-year notes issued to finance the acquisition of Timberland.

•	Increase in accounts payable — driven by the timing and level of inventory purchases and payments to vendors.

•	Increase in accrued liabilities — primarily due to an increase in accrued income taxes, unrealized hedging losses related to derivative financial instruments and marketing accruals.

•

Decrease in other liabilities — due to a decrease in the underfunded status of the defined benefit pension plans at the end of 2013, as discussed below, partially offset by higher deferred income taxes and liabilities related to deferred compensation plans.

The funded status of the defined benefit pension plans is reflected in the balance sheet as the excess (or deficiency) of pension plan assets compared with projected benefit obligations payable to plan participants. The underfunded status of the defined benefit pension plans was $221.2 million at the end of 2013, compared with $482.9 million at the end of 2012. The improvement in the funded status as of December 2013 was due to an increase in the discount rates used to value the projected benefit obligations and a $100.0 million discretionary contribution. See the “Critical Accounting Policies and Estimates” section below and Note M to the Consolidated Financial Statements for additional discussion of the defined benefit pension plans.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	2013	2012
Working capital	$2,315.0	$1,717.4
Current ratio	2.5 to 1	2.0 to 1
Debt to total capital	19.3%	26.5%

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total net capital (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents) was 10.0% at December 2013 and 19.6% at December 2012.

In summary, our cash flows were as follows (in millions):

	2013	2012	2011
Cash provided by operating activities	$1,506.0	$1,275.0	$1,081.4
Cash used by investing activities	(350.3)	(220.3)	(2,460.0)
Cash provided (used) by financing activities	(983.8)	(802.5)	912.2

Cash Provided by Operating Activities

VF’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Cash provided by operating activities was $1.5 billion in 2013, $1.3 billion in 2012 and $1.1 billion in 2011. The improvement in 2013 is due to increased net income and higher levels of non-cash adjustments related to (i) pension and deferred compensation obligations, (ii) depreciation and amortization, reflecting the elevated levels of capital expenditures in recent years and (iii) the 2012 gain on the sale of John Varatos. The net change in operating assets and liabilities was essentially the same in 2013 and 2012, reflecting a slightly improved use of working capital considering the growth in the business.

The improvement in cash provided by operations in 2012 is due to the increase in net income, and changes in operating assets and liabilities which resulted in $34.8 million of net cash used in 2012 compared with $165.1 million of net cash used in 2011. The net cash used in 2012 was primarily driven by the decreases in accounts payable and accrued liabilities at December 2012, related to the timing of inventory and income tax payments, and the payment of a $100.0 million discretionary pension plan contribution in December 2012.

Cash Used by Investing Activities

Cash used by investing activities was $350.3 million in 2013, $220.3 million in 2012 and $2,460.0 in 2011. VF’s investing activities related primarily to capital expenditures of $271.2 million and software purchases of $54.0 million, which increased a combined $42.3 million in 2013 compared with 2012. The higher levels of spending were related to a number of infrastructure projects that support VF’s continued experience and expectations for revenue growth including (i) a European headquarters, (ii) additional distribution facilities, (iii) new retail stores and (iv) system implementations. VF expects capital spending to approximate $270.0 million in 2014 to support continued growth. This spending is expected to be funded by cash flow from operations.

Capital expenditures were $251.9 million in 2012 and included (i) a European headquarters, (ii) a U.S. headquarters for the Outdoor & Action Sports businesses, (iii) additional distribution facilities and (iv) new retail stores. In addition, cash used by investing activities in 2012 was reduced by $68.5 million in proceeds from the sale of John Varatos. Capital expenditures were $170.9 in 2011, primarily relating to new retail stores, distribution network and information systems costs.

Cash used by investing activities in 2011 included $2.2 billion of cash paid related to the Timberland acquisition.

Cash Provided (Used) by Financing Activities

Cash used by financing activities was $983.8 million and $802.5 million in 2013 and 2012, respectively, and cash provided by financing activities was $912.2 million in 2011. The increase in cash used by financing activities in 2013 was primarily due to the repayment of $400.0 million of debt and a $68.9 million increase in cash dividends paid. The change from cash used by financing activities in 2012 as compared with cash provided by financing activities in 2011 was primarily due to $900.0 million in proceeds from long-term debt in order to finance the Timberland acquisition in 2011 as well as $300.0 million in open market purchases of Common Stock in 2012. In addition, short-term borrowings used to fund the Timberland acquisition in 2011 were repaid in 2012.

During 2013, 2012 and 2011, VF purchased 6.8 million, 8.0 million and 0.3 million shares, respectively, of its Common Stock in open market transactions. The respective cost was $282.1 million, $299.7 million and $7.4 million with an average price of $41.19 in 2013, $37.13 in 2012 and $24.95 in 2011. Fewer shares were repurchased in 2011 due to the funding of the Timberland acquisition.

In December 2013, VF’s Board of Directors authorized an additional 50.0 million shares of Common Stock for its stock repurchase program, which, when combined with remaining shares from a prior authorization, brought the total authorization to 52.8 million shares. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”), which supports its $1.25 billion U.S. commercial paper program for short-term seasonal working capital requirements. The Global Credit Facility expires in December 2016. As of December 2013, there were no commercial paper borrowings outstanding and the entire amount of the Global Credit Facility was available for borrowing, except for $17.4 million of standby letters of credit issued on behalf of VF.

VF’s favorable credit agency ratings allow for access to additional capital at competitive rates. At the end of 2013, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings were ‘A-2’ and ‘Prime-2’, respectively. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

Cash dividends totaled $0.9150 per common share in 2013, compared with $0.7575 in 2012 and $0.6525 in 2011. The dividend payout rate was 33.8% of diluted earnings per share in 2013, 31.2% in 2012 and 32.7% in 2011. The current indicated annual dividend rate for 2014 is $1.05 per share.

As of December 2013, approximately $275.7 million of cash and short-term investments was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. VF’s intent is to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the U.S., VF would be required to provide taxes on these amounts based on applicable U.S. tax rates, net of foreign taxes already paid.

Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2013 that will require the use of funds:

		Payment Due or Forecasted by Period
In millions	Total	2014	2015	2016	2017	2018	Thereafter
Recorded liabilities:
Long-term debt(1)	$1,446	$6	$5	$4	$255	$5	$1,171
Other(2)	555	106	64	59	65	56	205
Unrecorded commitments:
Interest payment obligations(3)	1,135	75	75	75	72	59	779
Operating leases(4)	1,370	314	259	211	164	123	299
Minimum royalty payments(5)	169	65	35	34	33	2	—
Inventory obligations(6)	1,335	1,319	16	—	—	—	—
Other obligations(7)	164	66	56	28	13	—	1

Total	$6,174	$1,951	$510	$411	$602	$245	$2,455

(1)	Long-term debt consists of required principal payments on long-term debt and capital lease obligations.

(2)

Other recorded liabilities represent payments due for long-term liabilities in VF’s Consolidated Balance Sheet related to deferred compensation and other employee-related benefits, product warranty claims and other liabilities. These amounts are based on historical and forecasted cash outflows. Amounts exclude liabilities for unrecognized income tax benefits and deferred income taxes.

(3)

Interest payment obligations represent required interest payments on long-term debt and the interest portion of payments on capital leases. Amounts exclude amortization of debt discounts and acquisition costs that would be included in interest expense in the consolidated financial statements.

(4)

Operating leases represent required minimum lease payments. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities and maintenance. These costs are not included above and were approximately 22% of rent expense in 2013. Total lease commitments exclude $4.3 million of payments to be received under noncancelable subleases.

(5)	Minimum royalty payments represent obligations under license agreements to use trademarks owned by third parties and include required minimum advertising commitments.

(6)

Inventory obligations represent binding commitments to purchase finished goods, raw materials and sewing labor that are payable upon delivery of the inventory to VF. This obligation excludes the amount included in accounts payable at December 2013 related to inventory purchases.

(7)

Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects.

VF had other financial commitments at the end of 2013 that are not included in the above table but may require the use of funds under certain circumstances:

•	Funding contributions to the U.S. qualified defined benefit pension plan are not included in the table because it is uncertain whether or when further contributions will be required.

•

$88.5 million of surety bonds, standby letters of credit and international bank guarantees are not included in the above table because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.

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

Cash and equivalents risks

VF had $776.4 million of cash and equivalents at the end of 2013, which includes demand deposits, money market funds and short-term time deposits. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business. Similarly, management monitors the credit quality of cash equivalents.

Defined benefit pension plan risks

VF has defined benefit pension plans that have risk associated with their investment portfolios. At the end of 2013, VF’s pension plans were underfunded by $221.2 million, which is recorded as a liability on the Consolidated Balance Sheet. VF has made significant cash contributions in recent years to improve the funded status of the plans, including discretionary contributions of $100.0 million in both 2012 and 2013. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.

VF’s reported earnings are subject to risks due to the volatility of its pension expense. Pension expense has ranged from $56.6 million to $92.7 million over the last three years, with the fluctuations primarily due to varying amounts of actuarial gains and losses that are deferred and amortized to future years’ expense. The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.

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

Interest rate risks

VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since a significant portion of VF’s long-term debt has fixed interest rates, the exposure primarily relates to changes in interest rates on variable rate short-term borrowings (which averaged $184.0 million during 2013) and the $400.0 million of floating rate notes repaid during 2013, which together averaged $446.0 million outstanding during 2013. However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during 2013, the effect on reported net income of a hypothetical 1.0% change in interest rates is approximately $2.7 million.

Foreign currency exchange rate risks

VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 38% of VF’s revenues in 2013 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where VF has operations, there would be a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. VF does not hedge the translation of foreign currency operating results into the U.S. dollar; however, management does hedge foreign currency transactions as discussed later in this section.

The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. For net advances to and investments in VF’s foreign businesses that are considered to be long-term, the impact of changes in foreign currency exchange rates on those long-term advances are deferred as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The U.S. dollar value of net investments in foreign subsidiaries fluctuates with changes in the underlying functional currencies. VF generally does not hedge this balance sheet translation exposure.

VF monitors net foreign currency market exposures and enters into derivative foreign currency contracts to hedge the effects of exchange rate fluctuations for a significant portion of forecasted foreign currency cash flows or specific foreign currency transactions (relating to cross-border inventory purchases, production costs, product sales and intercompany royalty payments). VF’s practice is to buy or sell primarily U.S. dollar contracts up to 80% of foreign currency exposures for periods of up to 24 months. Currently, VF uses only forward exchange contracts but may use options or collars in the future. This use of financial instruments allows management to reduce the overall exposure to risks from exchange rate fluctuations on VF’s cash flows and earnings, since gains and losses on these contracts will offset losses and gains on the cash flows or transactions being hedged.

For cash flow hedging contracts outstanding at the end of 2013, if there were a hypothetical change in foreign currency exchange rates of 10% compared with rates at the end of 2013, it would result in a change in fair value of those contracts of approximately $156.4 million. However, any change in the fair value of the hedging contracts would be offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.

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

Deferred compensation and related investment security risks

VF has nonqualified deferred compensation plans in which liabilities to the plans’ participants are based on the market values of hypothetical portfolios of investment funds, including VF Common Stock, selected by the participants. VF invests in a portfolio of securities that substantially mirrors the participants’ investment selections. Except for investments in VF Common Stock, the increases and decreases in deferred compensation liabilities are substantially offset by corresponding increases and decreases in the market value of VF’s investments, resulting in an insignificant net exposure to operating results and financial position. The VF Common Stock is treated as treasury shares for financial reporting purposes, so any gains or losses on shares held by the plans result in exposure to operating results and financial position as a result of the change in participant liabilities.

Critical Accounting Policies and Estimates

VF has chosen accounting policies that management believes are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the U.S. VF applies these accounting policies in a consistent manner. Significant accounting policies are summarized in Note A to the consolidated financial statements.

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

VF believes the following accounting policies involve the most significant management estimates, assumptions and judgments used in preparation of the consolidated financial statements or are the most sensitive to change from outside factors. The application of these critical accounting policies and estimates is discussed with the Audit Committee of the Board of Directors.

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

VF’s policy is to review property, plant and equipment and intangible assets with identified useful lives for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. VF tests for possible impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent. VF measures recoverability of the carrying value of an asset or asset group by comparison with estimated undiscounted cash flows expected to be generated by the asset. If forecasted undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, an impairment charge is recorded for the excess of the asset’s carrying value over its estimated fair value.

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment at the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. VF first assesses qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If VF determines that it is not more likely than not that the fair value of an asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the assets must be quantitatively tested for impairment.

An indefinite-lived intangible asset is quantitatively tested for possible impairment by comparing the estimated fair value of the asset with its carrying value. Fair value of an indefinite-lived trademark or trade name intangible asset is based on an income approach using the relief-from-royalty method. Under this method, forecasted global revenues for products sold with the trademark or trade name are assigned a royalty rate that would be charged to license the trademark or trade name (in lieu of ownership) from an independent party, and fair value is the present value of those forecasted royalties avoided by owning the trademark or trade name. If the estimated fair value of the trademark or trade name intangible asset exceeds its carrying value, there is no impairment charge. If the estimated fair value of the trademark or trade name is less than its carrying value, an impairment charge would be recognized for the difference.

Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of a business unit with its carrying value. Reporting units are either coalitions or business units, if discrete financial information is available and reviewed by coalition management. Two or more reporting units may be aggregated for impairment testing if they have similar economic characteristics. In the first step of the quantitative goodwill impairment test, VF compares the carrying value of a reporting unit, including its recorded goodwill, to the estimated fair value of the reporting unit. VF estimates the fair value of a reporting unit using both income-based and market-based valuation methods. The principal method used is an income-based method in which the reporting unit’s forecasted future cash flows are discounted to their present value. In the market-based valuation method, the estimated fair value of a reporting unit is estimated using multiples of revenues and of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Based on the range of estimated fair values developed from the income and market-based methods, VF determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, VF performs the second step of the goodwill impairment test to determine the impairment charge, if any. The second step involves a hypothetical allocation of the estimated fair value of the reporting unit to its net tangible and intangible assets (excluding goodwill) as if the reporting unit were newly acquired, which results in an implied fair value of the goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of the goodwill.

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

•

A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term Treasury securities, the risk premium associated with investing in equity securities of comparably-sized companies, the beta obtained from comparable companies and the cost of debt for investment grade issuers. In addition, the discount rate considers any company specific risk in achieving the prospective financial information.

Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of VF’s reporting units.

In its fourth quarter 2013 intangible asset impairment testing, VF elected to perform a qualitative assessment for goodwill at all reporting units except for the Splendid® and Ella Moss® reporting unit and for trademark intangible assets at all reporting units except for the Splendid® and Ella Moss® and 7 For All Mankind® reporting units. Management did not elect to perform a qualitative analysis for the Splendid® and Ella Moss® and 7 For All Mankind® reporting units based on the results of previous impairment testing.

VF management performed a quantitative impairment analysis of the goodwill and trademark intangible asset for the Splendid® and Ella Moss® reporting unit and concluded that the goodwill and trademark intangible assets for the Splendid® and Ella Moss® reporting unit are not impaired. For goodwill, the estimated fair value exceeded the reporting unit’s carrying value by approximately 50% in 2013 and 2012. The estimated fair value of the trademark intangible asset exceeded its carrying value by a significant amount in 2013 and 2012.

Additionally, VF performed a fair value assessment of the trademark intangible asset at the 7 For All Mankind® reporting unit, and determined that the estimated fair value exceeded the carrying value by approximately 20% or more in 2013 and 2012. The financial results for this business have reflected softness in the premium denim market in recent years, which has been considered in our forecast. A portion of the original value of this intangible asset was impaired as part of the 2010 impairment analysis, and was written down from a carrying value of $311.8 million to an estimated fair value of $305.2 million at that time. All goodwill related to the 7 For All Mankind® reporting unit was written off as part of the 2010 impairment analysis.

Key assumptions developed by VF management and used in our quantitative analysis of the Splendid® and Ella Moss® and 7 For All Mankind® reporting units include:

•	Projected revenue in excess of 2013 growth rates in all channels and geographies, particularly the direct-to-consumer businesses in the U.S.

•	Additional retail store openings in the U.S. based on updated market strategies

•	Market-based discount rates

•	Gross margin expansion (Splendid® and Ella Moss® reporting unit only)

•	Increased leverage of selling, general and administrative expenses on higher revenues (Splendid® and Ella Moss® reporting unit only)

•	Royalty rates based on license agreements currently in place

Actual results for the Splendid® and Ella Moss® and 7 For All Mankind® reporting units may vary. Accordingly, management performed sensitivity analysis on the impairment models and concluded that the reporting units and intangible assets were not impaired, even with changes made to key assumptions. For example, a 50% decrease in the forecasted cumulative average revenue growth rate used in the intangible asset impairment models for the 7 For All Mankind® and Splendid® and Ella Moss® reporting units did not result in an impairment. Similarly for goodwill, a 50% decrease in forecasted segment profit did not impair the Splendid® and Ella Moss® reporting unit. Separately, a 100 basis point increase in the discount rate did not indicate impairment in the Splendid® and Ella Moss® reporting unit, or the 7 For All Mankind® intangible asset.

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

It is possible that VF’s conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and intangible asset impairment testing performed as of the fourth quarter of

2013 will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2014 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.

A future impairment charge for goodwill or intangible assets could have a material effect on VF’s consolidated financial position and results of operations.

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

One of the critical assumptions used in the actuarial model is the discount rate. (This discussion of discount rate, and the discussion of return on assets in the next paragraph, relate specifically to the U.S. pension plans, which comprise approximately 92% of plan assets and projected benefit obligations of the combined U.S. and international plans.) The discount rate is used to estimate the present value of future cash outflows necessary to meet projected benefit obligations for the specific plan. It is the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. The discount rate assumption is based on current market interest rates. VF selects a discount rate by matching high quality corporate bond yields to the timing of projected benefit payments to participants in the specific U.S. pension plans. VF uses the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service or, if a Moody’s rating is not available, bonds rated ‘Aa’ by two other recognized rating services. From this population of approximately 500 such bonds having at least $50.0 million outstanding that are noncallable/nonputable unless with make-whole provisions, VF excluded the highest and lowest yielding bonds. Each plan’s projected benefit payments are matched to current market interest rates over the expected payment period, and a present value is developed that produces a single discount rate that recognizes each plan’s distinct liability characteristics. VF believes that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards and that the 2013 discount rate of 5.00% for the U.S. qualified defined benefit pension plan and 4.90% for the unfunded supplemental defined benefit plan appropriately reflects current market conditions and the long-term nature of projected benefit payments to participants in the aggregated U.S. pension plans. This higher discount rate, compared with the rate of 4.05% at the end of 2012, reflects the general increase in yields of U.S. government obligations and high quality corporate bonds during 2013. The discount rate for the plans may differ from the rates used by other companies because of longer expected duration of benefit payments reflecting (i) the higher percentage of female participants who generally have a longer life expectancy than males and (ii) the higher percentage of inactive participants who will not begin receiving vested benefits for many years.

Another critical assumption of the actuarial model is the expected long-term rate of return on investments. VF’s investment objective is to invest in a diversified portfolio of assets with an acceptable level of risk to maximize the long-term return while minimizing volatility of the value of plan assets relative to value of plan liabilities. These risks include market, interest rate, credit, liquidity and foreign securities risks. Investment assets consist of domestic and international equity, corporate and governmental fixed income and alternative assets. VF develops a projected rate of return for each of the investment asset classes based on many factors, including recent and historical returns, the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed income securities. The weighted average projected long-term rates of return of the various assets held by the qualified plan provide the basis for the expected long-term rate of return actuarial assumption. VF’s rate of return assumption was 7.00% in 2013, 7.50% in 2012 and 7.75% in 2011. In recent years, VF has altered the investment mix to improve investment performance by (i) increasing the allocation to fixed income investments and reducing the allocation to equity investments, (ii) increasing the allocation in equities to more international investments and (iii) adding alternative assets as an asset class. The changes in asset allocation are anticipated, over time, to reduce the year-to-year variability of the domestic plan’s funded status and resulting pension expense. Based on an evaluation of market conditions and projected market returns, VF will be using a rate of return assumption of 6.50% for the U.S. plan for 2014. Management monitors the plan’s asset allocation to balance anticipated investment returns with risk.

Differences between actual results and the respective actuarially determined assumed results (e.g., investment performance, discount rates and other assumptions) in a given year do not affect that year’s pension expense but instead are deferred as unrecognized actuarial gains or losses in accumulated other comprehensive income in the Consolidated Balance Sheet. At the end of 2013, there were $422.9 million of accumulated pretax deferred actuarial losses, plus $27.6 million of deferred prior service costs, resulting in an after tax amount of $277.5 million in accumulated other comprehensive income (loss) in the 2013 Consolidated Balance Sheet. These deferred losses will be amortized as a component of future years’ pension expense.

Pension expense recognized in the financial statements was $89.5 million in 2013, $92.7 million in 2012 and $56.6 million in 2011. This compares with the cost of pension benefits actually earned by covered active employees (commonly called “service cost”) of $25.4 million in 2013, $23.2 million in 2012 and $20.9 million in 2011. Pension expense for the last three years was significantly higher than the annual service cost because those years included the cost of amortizing prior years’ unrecognized actuarial losses (as discussed in the preceding paragraph). Looking forward, VF expects 2014 pension expense to decrease to approximately $58.0 million primarily due to discretionary funding in 2013 and a decrease in amortization of unrecognized actuarial losses due primarily to an increase in the discount rate.

The sensitivity of changes in actuarial assumptions on 2013 pension expense and on projected benefit obligations related to the U.S. defined benefit pension plan at the end of 2013, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
Dollars in millions	Pension Expense	Projected Benefit Obligations
0.50% decrease in discount rate	$17	$97
0.50% increase in discount rate	(17)	(87)
0.50% decrease in expected investment return	7	—
0.50% increase in expected investment return	(7)	—
0.50% decrease in rate of compensation change	(1)	(4)
0.50% increase in rate of compensation change	1	4

As discussed in the “Risk Management” section above, VF has taken several steps to reduce volatility in the pension plans and their impact on the financial statements. On a longer-term basis, VF believes the year-to-year variability of the retirement benefit expense should decrease.

Income Taxes

As a global company, VF is subject to income taxes and files income tax returns in over 100 domestic and foreign jurisdictions each year. Almost every jurisdiction in which VF operates has a lower effective income tax rate than the U.S. As discussed in Note P, VF has been granted a lower effective income tax rate on taxable earnings in certain foreign jurisdictions. We do not currently believe there is substantial risk to our ability to maintain a low foreign effective tax rate based on the economic conditions of the jurisdictions in which we operate. However, VF makes an ongoing assessment to identify any significant exposure related to increases in tax rates in these foreign jurisdictions, and will supplement future disclosures as applicable.

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

VF has $123.7 million of gross deferred income tax assets related to operating loss and capital loss carryforwards, and $101.9 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. In addition, VF has $5.6 million of valuation allowances against deferred income tax assets unrelated to operating loss and capital loss carryforwards. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.

VF has not provided U.S. income taxes on a portion of the foreign subsidiaries’ undistributed earnings because these earnings are permanently reinvested in the respective foreign jurisdictions. VF has not determined the deferred tax liabilities associated with these undistributed earnings, as such determination is not practicable. If VF decided to remit those earnings to the U.S. in a future period, the provision for income taxes could increase in that period.

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

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of December 28, 2013. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 28, 2013. The effectiveness of VF’s internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2014 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 28, 2013, which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2014 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 28, 2013, which information is incorporated herein by reference.

Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2014 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 28, 2013, which information is incorporated herein by reference.

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

Item 11.    Executive Compensation.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF — Directors’ Compensation” and “Executive Compensation” in VF’s 2014 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 28, 2013, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2014 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 28, 2013, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2014 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 28, 2013, which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2014 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 28, 2013, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this 2013 report:

1. Financial statements

2. Financial statement schedules

Page Number
Schedule II — Valuation and Qualifying Accounts	F-48

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

Number		Description
2.	Agreement and Plan of Merger dated as of June 12, 2011 among V.F. Corporation, VF Enterprises, Inc. and The Timberland Company (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 13, 2011)

3.	Articles of incorporation and bylaws:

	(A)	Articles of Incorporation, restated as of October 21, 2013 (Incorporated by reference to Exhibit 3(1) to Form 8-K dated October 21, 2013)

	(B)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3(B) to Form 10-K for the year ended December 29, 2012)

4.	Instruments defining the rights of security holders, including indentures:

	(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

	(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

	(C)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

	(D)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

Number		Description

	(E)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 10, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)

	(F)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)

	(G)	Form of 5.95% Note due 2017 for $250,000,000 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 25, 2007)

	(H)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 25, 2007)

	(I)	Second Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A. dated as of August 24, 2011 (Incorporated by reference to Exhibit 4.2 to Form 8-K dated August 24, 2011)

	(J)	Form of Fixed Rate Notes due 2021 (Incorporated by reference to Exhibit 4.4 to Form 8-K dated August 24, 2011)

10.	Material contracts:

	*(A)	1996 Stock Compensation Plan, as amended and restated as of December 20, 2013

	*(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)

	*(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)

	*(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(D) to Form 10-K for the year ended January 2, 2010)

	*(E)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended December 29, 2012)

	*(F)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended January 2, 2010)

	*(G)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011)

	*(H)	Form of Award Certificate for Restricted Stock Units for Executive Officers (Incorporated by reference to Exhibit 10(H) to Form 10-K for the year ended December 29, 2012)

	*(I)	Form of Award Certificate for Restricted Stock Award (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 22, 2011)

	*(J)	Form of Award Certificate for Restricted Stock Award for Executive Officers (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 2012)

	*(K)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

Number	Description

*(L)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

*(M)	Executive Deferred Savings Plan II, as amended and restated as of December 1, 2012 (Incorporated by reference to Exhibit 10(M) to Form 10-K for the year ended December 29, 2012)

*(N)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)

*(O)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)

*(P)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)

*(Q)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)

*(R)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)

*(S)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)

*(T)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)

*(U)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)

*(V)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)

*(W)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

*(X)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2008)

*(Y)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(W) to Form 10-K filed February 29, 2012)

Number		Description

	*(Z)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2013)

	*(AA)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10 (W) to Form 10-K for the year ended January 3, 2009)

	*(BB)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)

	*(CC)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(AA) to form 10-K filed February 29, 2012)

	(DD)	Five-year Revolving Credit Agreement, dated December 8, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 12, 2011)

	*(EE)	Award Certificate for 10,000 shares of Restricted Stock Granted to Robert K. Shearer (Incorporated by reference to Exhibit 10 (DD) to Form 10-K for the year ended January 1, 2011)

	*	Management compensation plans

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

February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Director

Juliana L. Chugg*	Director

Juan Ernesto de Bedout*	Director

Ursula O. Fairbairn*	Director

George Fellows*	Director

Robert J. Hurst*	Director

Laura W. Lang*	Director

W. Alan McCollough*	Director

Clarence Otis, Jr.*	Director

Matthew J. Shattock*	Director

Eric C. Wiseman*	Director

Raymond G. Viault*	Director

*By:	/s/ Laura C. Meagher
Laura C. Meagher, Attorney-in-Fact

February 26, 2014

VF Corporation

Index to Consolidated Financial Statements

and Financial Statement Schedule

December 2013

VF Corporation

Management’s Report on Internal Control Over Financial Reporting

Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 28, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of VF Corporation

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of VF Corporation and its subsidiaries (the “Company”) at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina

February 26, 2014

VF CORPORATION

Consolidated Balance Sheets

	December
	2013	2012
	In thousands, except share amounts
ASSETS
Current assets
Cash and equivalents	$776,403	$597,461
Accounts receivable, less allowance for doubtful accounts of $45,350 in 2013 and $48,998 in 2012	1,360,443	1,222,345
Inventories	1,399,062	1,354,158
Deferred income taxes	169,321	140,515
Other current assets	177,753	135,104

Total current assets	3,882,982	3,449,583
Property, plant and equipment	932,792	828,218
Intangible assets	2,960,201	2,917,058
Goodwill	2,021,750	2,009,757
Other assets	517,718	428,405

Total assets	$10,315,443	$9,633,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$18,810	$12,559
Current portion of long-term debt	5,167	402,873
Accounts payable	638,732	562,638
Accrued liabilities	905,292	754,142

Total current liabilities	1,568,001	1,732,212
Long-term debt	1,426,829	1,429,166
Other liabilities	1,243,575	1,346,018
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding in 2013 and 2012	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; 440,310,370 shares outstanding in 2013 and 440,818,936 in 2012	110,078	110,205
Additional paid-in capital	2,746,590	2,527,868
Accumulated other comprehensive income (loss)	(211,720)	(453,895)
Retained earnings	3,432,090	2,941,447

Total stockholders’ equity	6,077,038	5,125,625

Total liabilities and stockholders’ equity	$10,315,443	$9,633,021

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

	Year Ended December
	2013	2012	2011
	In thousands, except per share amounts
Net sales	$11,302,350	$10,766,020	$9,365,477
Royalty income	117,298	113,835	93,755

Total revenues	11,419,648	10,879,855	9,459,232

Costs and operating expenses
Cost of goods sold	5,931,469	5,817,880	5,128,602
Selling, general and administrative expenses	3,841,032	3,596,708	3,085,839

	9,772,501	9,414,588	8,214,441

Operating income	1,647,147	1,465,267	1,244,791
Interest income	4,141	3,353	4,778
Interest expense	(84,773)	(93,605)	(77,578)
Other income (expense), net	(4,025)	46,860	(7,248)

Income before income taxes	1,562,490	1,421,875	1,164,743
Income taxes	352,371	335,737	274,350

Net income	1,210,119	1,086,138	890,393
Net (income) loss attributable to noncontrolling interests	—	(139)	(2,304)

Net income attributable to VF Corporation common stockholders	$1,210,119	$1,085,999	$888,089

Earnings per common share attributable to VF Corporation common stockholders
Basic	$2.76	$2.47	$2.03
Diluted	2.71	2.43	2.00
Cash dividends per common share	$0.9150	$0.7575	$0.6525

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December
	2013	2012	2011
	In thousands
Net income	$1,210,119	$1,086,138	$890,393

Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during year	109,463	37,648	(47,791)
Less income tax effect	1,252	9,443	10,220
Reclassification to net income for gains (losses) realized	—	—	(11,995)
Less income tax effect	—	—	4,134
Defined benefit pension plans
Current year actuarial gains (losses) and plan amendments	146,746	(173,959)	(195,799)
Amortization of net deferred actuarial losses	85,356	69,744	43,088
Amortization of deferred prior service costs	1,270	3,357	3,453
Less income tax effect	(90,285)	37,013	58,690
Derivative financial instruments
Gains (losses) arising during year	(8,133)	(9,555)	(41,559)
Less income tax effect	3,196	3,976	16,012
Reclassification to net income for gains (losses) realized	(12,169)	(15,883)	21,298
Less income tax effect	4,782	6,199	(8,202)
Marketable securities
Gains (losses) arising during year	1,239	(401)	(5,027)
Less income tax effect	(542)	—	—
Reclassification to net income for gains (losses) realized	—	—	832
Less income tax effect	—	—	(237)

Other comprehensive income (loss)	242,175	(32,418)	(152,883)
Foreign currency translation gains (losses) attributable to noncontrolling interests	—	—	(229)

Other comprehensive income (loss) including noncontrolling interests	242,175	(32,418)	(153,112)

Comprehensive income	1,452,294	1,053,720	737,281
Comprehensive (income) loss attributable to noncontrolling interests	—	(139)	(2,075)

Comprehensive income attributable to VF Corporation	$1,452,294	$1,053,581	$735,206

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December
	2013	2012	2011
	In thousands
Operating activities
Net income	$1,210,119	$1,086,138	$890,393
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	157,810	148,969	127,203
Amortization of intangible assets	45,787	47,929	41,708
Other amortization	49,676	41,058	29,824
Stock-based compensation	87,118	92,814	76,739
Provision for doubtful accounts	15,756	19,264	12,490
Pension expense in excess of (less than) contributions	(28,102)	(20,198)	46,346
Deferred income taxes	(12,370)	(20,797)	(10,867)
Gain on sale of businesses	—	(44,485)	—
Other, net	14,306	(40,931)	32,665
Changes in operating assets and liabilities, net of purchases and sales of business:
Accounts receivable	(155,053)	(111,571)	(154,487)
Inventories	(47,240)	87,620	(7,509)
Other current assets	(9,194)	32,382	(18,449)
Accounts payable	75,073	(74,294)	(32,898)
Accrued compensation	(1,139)	(18,907)	2,448
Accrued income taxes	16,628	26,213	16,009
Accrued liabilities	85,611	(17,005)	(10,834)
Other assets and liabilities	1,255	40,801	40,590

Cash provided by operating activities	1,506,041	1,275,000	1,081,371
Investing activities
Capital expenditures	(271,153)	(251,940)	(170,894)
Business acquisitions, net of cash acquired	—	(1,750)	(2,207,065)
Proceeds from sale of businesses	—	72,519	—
Trademarks acquisition	—	—	(58,132)
Software purchases	(53,989)	(30,890)	(20,102)
Other, net	(25,131)	(8,230)	(3,840)

Cash used by investing activities	(350,273)	(220,291)	(2,460,033)
Financing activities
Net increase (decrease) in short-term borrowings	9,032	(269,010)	250,824
Payments on long-term debt	(404,872)	(2,776)	(2,738)
Proceeds from long-term debt	—	—	898,450
Payment of debt issuance costs and hedging settlement costs	—	—	(55,536)
Purchases of Common Stock	(282,024)	(307,282)	(7,420)
Cash dividends paid	(402,136)	(333,229)	(285,722)
Proceeds from issuance of Common Stock, net	48,029	62,770	134,012
Tax benefits of stock option exercises	48,140	47,213	33,153
Acquisitions of noncontrolling interests	—	—	(52,440)
Other, net	—	(201)	(338)

Cash provided (used) by financing activities	(983,831)	(802,515)	912,245
Effect of foreign currency rate changes on cash and equivalents	7,005	4,039	15,406

Net change in cash and equivalents	178,942	256,233	(451,011)
Cash and equivalents — beginning of year	597,461	341,228	792,239

Cash and equivalents — end of year	$776,403	$597,461	$341,228

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	VF Corporation Stockholders
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling
	Shares	Amounts	Capital	Income (Loss)	Earnings	Interests
	In thousands, except share amounts
Balance, December 2010	431,752,420	$107,938	$2,081,367	$(268,594)	$1,940,508	$100
Net income	—	—	—	—	888,089	2,304
Dividends on Common Stock	—	—	—	—	(285,722)	—
Stock compensation plans, net	10,738,560	2,685	284,966	—	(15,645)	—
Common Stock held in trust for deferred compensation plans	(263,056)	(66)	—	—	(6,426)	—
Distributions to noncontrolling interests	—	—	—	—	—	(338)
Acquisitions of noncontrolling interests	—	—	(50,226)	—	—	(2,653)
Foreign currency translation	—	—	—	(45,432)	—	(229)
Defined benefit pension plans	—	—	—	(90,568)	—	—
Derivative financial instruments	—	—	—	(12,451)	—	—
Marketable securities	—	—	—	(4,432)	—	—

Balance, December 2011	442,227,924	110,557	2,316,107	(421,477)	2,520,804	(816)
Net income	—	—	—	—	1,085,999	139
Dividends on Common Stock	—	—	—	—	(333,229)	—
Purchase of treasury stock	(8,000,000)	(2,000)	—	—	(295,074)	—
Stock compensation plans, net	6,663,932	1,666	211,761	—	(34,435)	—
Common Stock held in trust for deferred compensation plans	(72,920)	(18)	—	—	(2,618)	—
Disposition of noncontrolling interests	—	—	—	—	—	677
Foreign currency translation	—	—	—	47,091	—	—
Defined benefit pension plans	—	—	—	(63,845)	—	—
Derivative financial instruments	—	—	—	(15,263)	—	—
Marketable securities	—	—	—	(401)	—	—

Balance, December 2012	440,818,936	$110,205	$2,527,868	$(453,895)	$2,941,447	$—

Continued

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	VF Corporation Stockholders
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling
	Shares	Amounts	Capital	Income (Loss)	Earnings	Interests
	In thousands, except share amounts
Balance, December 2012	440,818,936	$110,205	$2,527,868	$(453,895)	$2,941,447	$—
Net income	—	—	—	—	1,210,119	—
Dividends on Common Stock	—	—	—	—	(402,136)	—
Purchase of treasury stock	(6,800,000)	(1,700)	—	—	(278,155)	—
Stock compensation plans, net	6,340,594	1,585	218,722	—	(36,932)	—
Common Stock held in trust for deferred compensation plans	(49,160)	(12)	—	—	(2,253)	—
Foreign currency translation	—	—	—	110,715	—	—
Defined benefit pension plans	—	—	—	143,087	—	—
Derivative financial instruments	—	—	—	(12,324)	—	—
Marketable securities	—	—	—	697	—	—

Balance, December 2013	440,310,370	$110,078	$2,746,590	$(211,720)	$3,432,090	$—

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2013

Note A — Summary of Significant Accounting Policies

Description of Business

VF Corporation and its subsidiaries (collectively known as “VF”) is a global apparel and footwear company based in the United States. VF designs and manufactures or sources from independent contractors a variety of products for consumers of all ages, including jeanswear, outerwear, footwear, packs, luggage, sportswear, and occupational and performance apparel. Products are marketed primarily under VF-owned brand names.

Basis of Presentation

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

On October 16, 2013, VF’s Board of Directors approved a four-for-one stock split of VF’s Common Stock payable in the form of a stock dividend. The stock dividend was distributed on December 20, 2013 to stockholders of record as of December 10, 2013. Each stockholder of record as of the close of business on the record date received three additional shares of common stock for each share held. VF’s Common Stock began trading at the split-adjusted stock price on December 23, 2013. Additionally, the Board of Directors amended VF’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 300 million to 1.2 billion and reduce the stated value applicable to the Common Stock from $1.00 per share to $0.25 per share. All share and per share data presented in the accompanying consolidated financial statements and related disclosures have been retroactively adjusted to reflect the impact of the stock split and the increase in authorized shares.

Fiscal Year

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2013”, “2012” and “2011” relate to the 52 week fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements.

Use of Estimates

In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Foreign Currency Translation

The financial statements of most foreign subsidiaries are measured using the foreign currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses, and transaction gains and losses on long-term advances to foreign subsidiaries, are reported in other comprehensive income (loss) (“OCI”). For a foreign subsidiary that uses the U.S. dollar as its functional currency, the effects of remeasuring assets and liabilities from the foreign currency into U.S. dollars are included in the Consolidated Statements of Income. The Consolidated Statements of Income include net transaction gains of $9.1 million, $18.6 million, and $27.3 million in 2013, 2012 and 2011, respectively, arising from transactions denominated in a currency other than the functional currency of a particular entity.

Cash and Equivalents

Cash and equivalents are demand deposits, receivables from third party credit card processors, and highly liquid investments that have maturities within three months of their purchase dates. Cash equivalents totaling $474.0 million and $198.7 million at December 2013 and 2012, respectively, consist of money market funds and short-term time deposits.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts, less estimated allowances for trade terms, sales incentive programs, markdowns, chargebacks, and returns as discussed below in Revenue Recognition. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to contractual minimum annual amounts from individual licensees. VF maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers and licensees to make required payments. All accounts are subject to ongoing review of ultimate collectibility. The allowance is determined based on review of specific customer accounts where collection is doubtful, as well as assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends and economic conditions. Receivables are written off against the allowance when it is probable the amounts will not be recovered.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method and is net of discounts or rebates received from vendors.

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

Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for machinery and equipment and up to 40 years for buildings. Amortization expense for leasehold improvements and assets under capital leases is recognized over the shorter of their estimated useful lives or the lease terms, and is included in depreciation expense.

Intangible assets determined to have indefinite lives, consisting of major trademarks and trade names, are not amortized. Other intangible assets, primarily customer relationships, contracts to license trademarks to third parties and contracts to license trademarks from third parties, are amortized over their estimated useful lives ranging from three to 30 years. Amortization of intangible assets is computed using straight-line or accelerated methods consistent with the expected benefits to be received.

Depreciation and amortization expense related to producing or otherwise obtaining finished goods inventories is included in cost of goods sold, and other depreciation and amortization expense is included in selling, general and administrative expenses.

VF’s policy is to review property, plant and equipment and intangible assets with identified useful lives for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If forecasted undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, an impairment charge is recorded for the excess of the asset’s carrying value over its estimated fair value.

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment at the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. VF first assesses qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If VF determines that it is not more likely than not that the fair value of an asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the assets must be quantitatively tested for impairment.

An indefinite-lived intangible asset is quantitatively evaluated for possible impairment by comparing the estimated fair value of the asset with its carrying value. An impairment charge is recorded if the carrying value of the asset exceeds its estimated fair value. Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of a business unit with its carrying value, including the goodwill assigned to that business unit. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value.

Derivative Financial Instruments

Derivative financial instruments are measured at fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value of derivative instruments (i.e., gains and losses) depends on whether a derivative has been designated and qualifies as part of a hedging relationship and on the nature of the hedging relationship. The criteria used to determine if a derivative instrument qualifies for hedge accounting treatment are (i) whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and (ii) whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure based on the nature of the hedging

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

relationship. VF’s hedging practices are described in Note U. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

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

Revenue Recognition

Revenue is recognized when (i) there is a contract or other arrangement of sale, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured. Net sales to wholesale customers and e-commerce sales are generally recognized when the product has been received by the customer. Net sales at VF-operated retail stores are recognized at the time products are purchased by consumers. Revenue from the sale of gift cards is deferred until the gift card is redeemed by the customer or the Company determines that the likelihood of redemption is remote and that it does not have a legal obligation to remit the value of the unredeemed gift card to any jurisdiction under unclaimed property regulations.

Net sales are reduced by estimated allowances for trade terms, sales incentive programs, markdowns, chargebacks, and returns. These allowances are estimated based on evaluations of specific product and customer circumstances, retail sales performance, historical and anticipated trends, and current economic conditions.

Shipping and handling costs billed to customers are included in net sales. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from net sales.

Royalty income is recognized as earned based on the greater of the licensees’ sales of licensed products at rates specified in the licensing contracts or contractual minimum royalty levels.

Cost of Goods Sold

Cost of goods sold for VF-manufactured goods includes all materials, labor and overhead costs incurred in the production process. Cost of goods sold for purchased finished goods includes the purchase costs and related overhead. In both cases, overhead includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, freight, duties, royalties paid to third parties and shrinkage. For product lines having a warranty, a provision for estimated future repair or replacement costs, based on historical and anticipated trends, is recorded when these products are sold.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes costs of product development, selling, marketing and advertising, VF-operated retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $671.3 million in 2013, $585.2 million in 2012 and $539.9 million in 2011. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for their costs of advertising VF’s products, and totaled $58.6 million in 2013, $51.7 million in 2012 and $48.5 million in 2011. Shipping and handling costs for delivery of products to customers totaled $298.5 million in 2013, $269.1 million in 2012 and $242.5 million in 2011. Expenses related to royalty income, including amortization of licensed intangible assets, were $13.4 million in 2013, $12.6 million in 2012 and $9.1 million in 2011.

Rent Expense

VF enters into noncancelable operating leases for retail stores, office space, distribution facilities and equipment. Leases for real estate have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. Contingent rent expense, owed when sales at individual retail store locations exceed a stated base amount, is recognized when the liability is probable. Rent expense for leases having rent holidays, landlord incentives or scheduled rent increases is recorded on a straight-line basis over the lease term beginning with the lease commencement date, or when VF has possession or control of the leased premises, whichever is sooner. Differences between straight-line rent expense and actual rent payments are recorded in other assets or other liabilities as an adjustment to rent expense over the lease term.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Concentration of Risks

VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through multiple channels of distribution, including specialty stores, department stores, national chains, mass merchants, VF-operated stores and e-commerce sites. VF’s ten largest customers, all U.S.-based retailers, accounted for 21% of 2013 total revenues, and sales to VF’s largest customer accounted for 8% of 2013 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.

Legal and Other Contingencies

Management periodically assesses liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred, an estimate of the loss is recorded in the consolidated financial statements. Estimates of losses are adjusted in the period in which additional information becomes available or circumstances change. A contingent liability is disclosed when there is at least a reasonable possibility that a material loss may have been incurred. Management believes that the outcome of any outstanding or pending matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.

Recently Issued Accounting Standards

In December 2011 and January 2013, the FASB issued updates to their accounting guidance regarding disclosures about an entity’s right of offset associated with its financial instruments and derivative financial instruments. The guidance became effective during the first quarter of 2013 and has been reflected in the notes to VF’s consolidated financial statements.

In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance became effective during the first quarter of 2013 and has been reflected in the notes to VF’s consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Note B — Acquisitions and Dispositions

Disposition in prior year

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The Timberland purchase price allocation was finalized in 2012. The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Unaudited pro forma results of operations for VF are presented for 2011 assuming that the acquisition of Timberland had occurred at the beginning of 2010. This pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.

2011(a)
In thousands, except per share amounts
Total revenue	$10,411,978
Net income attributable to VF Corporation	808,867
Earnings per common share:
Basic	$1.85
Diluted	1.82

(a)

Pro forma operating results for 2011 include expenses totaling $96.2 million for acceleration of vesting for all unvested stock-based compensation awards, including tax gross-up payments required under employment agreements with certain Timberland executives, and $17.3 million in Timberland acquisition-related expenses.

On March 30, 2011, VF acquired the trademarks and related intellectual property of Rock & Republic Enterprises, Inc. for $58.1 million, including expenses. VF has accounted for this transaction as an asset acquisition and recorded the purchase price as an indefinite-lived intangible asset. Rock & Republic® branded jeanswear and related products are offered in the U.S. through an exclusive wholesale distribution and licensing arrangement with Kohl’s Corporation. Operating results are reported as part of the Jeanswear Coalition.

On September 30, 2011, VF acquired the remaining noncontrolling interest in Napapijri Japan Ltd. for $0.1 million. Additionally, on November 2, 2011, VF acquired the remaining noncontrolling interest in VF Arvind

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

2011
In thousands
Net income attributable to VF Corporatiion	$888,089
Net transfers to noncontrolling interests — decrease in equity for purchase of noncontrolling interests	(50,226)

Changes from net income attributable to VF Corporation and transfers to the noncontrolling interests	$837,863

Note C — Accounts Receivable

	2013	2012
	In thousands
Trade	$1,320,669	$1,179,832
Royalty and other	85,124	91,511

Total accounts receivable	1,405,793	1,271,343
Less allowance for doubtful accounts	45,350	48,998

Accounts receivable, net	$1,360,443	$1,222,345

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, VF does not retain any interests in the accounts receivable and removes them from the Consolidated Balance Sheets, but continues to service and collect outstanding accounts receivable on behalf of the financial institution. At December 2013 and 2012, accounts receivable had been reduced by $136.4 million and $127.4 million, respectively, related to this program. During the years 2013 and 2012, VF sold a total of $1,259.7 million and $1,278.0 million, respectively, of accounts receivable at their stated amounts, less a funding fee charged by the financial institution. The funding fee is recorded in other income (expense), net, and totaled $1.8 million in 2013, $2.0 million in 2012, and $2.0 million in 2011. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note D — Inventories

	2013	2012
	In thousands
Finished products	$1,159,555	$1,099,229
Work in process	94,586	98,191
Raw materials	144,921	156,738

Total inventories	$1,399,062	$1,354,158

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note E — Property, Plant and Equipment

	2013	2012
	In thousands
Land and improvements	$56,828	$54,264
Buildings and improvements	953,931	862,288
Machinery and equipment	1,159,221	1,066,865

Property, plant and equipment, at cost	2,169,980	1,983,417
Less accumulated depreciation and amortization	1,237,188	1,155,199

Property, plant and equipment, net	$932,792	$828,218

Assets subject to a mortgage have a cost of $21.2 million, less accumulated depreciation of $2.9 million at the end of 2013 and $2.4 million at the end of 2012. All other property, plant and equipment is unencumbered.

Note F — Intangible Assets

	Weighted
	Average				Net
	Amortization	Amortization		Accumulated	Carrying
	Period	Methods	Cost	Amortization	Amount
	Dollars in thousands
December 2013
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$627,670	$210,231	$417,439
License agreements	24 years	Accelerated and straight-line	184,167	76,378	107,789
Other	8 years	Straight-line	16,057	9,533	6,524

Amortizable intangible assets, net					531,752
Indefinite-lived intangible assets:
Trademarks and trade names					2,428,449

Intangible assets, net					$2,960,201

	Weighted
	Average				Net
	Amortization	Amortization		Accumulated	Carrying
	Period	Methods	Cost	Amortization	Amount
	Dollars in thousands
December 2012
Amortizable intangible assets:
Customer relationships	19 years	Accelerated	$615,782	$173,336	$442,446
License agreements	24 years	Accelerated and straight-line	183,854	68,112	115,742
Other	8 years	Straight-line	15,944	7,196	8,748

Amortizable intangible assets, net					566,936
Indefinite-lived intangible assets:
Trademarks and trade names					2,350,122

Intangible assets, net					$2,917,058

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Amortization expense for 2013, 2012 and 2011 was $45.8 million, $47.9 million and $41.7 million, respectively. Estimated amortization expense for the next five years is as follows:

Year	Amortization Expense
In millions
2014	$43.8
2015	41.8
2016	40.5
2017	39.3
2018	38.7

Note G — Goodwill

Changes in goodwill are summarized by business segment as follows:

	Outdoor &				Contemporary
	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
	In thousands
Balance, December 2011	$1,437,596	$228,421	$57,768	$157,314	$142,361	$2,023,460
Adjustments to purchase price allocation	(19,991)	—	—	—	—	(19,991)
Contingent consideration	—	—	979	—	—	979
Currency translation	4,887	422	—	—	—	5,309

Balance, December 2012	1,422,492	228,843	58,747	157,314	142,361	2,009,757
Currency translation	12,406	(413)	—	—	—	11,993

Balance, December 2013	$1,434,898	$228,430	$58,747	$157,314	$142,361	$2,021,750

There were no impairment charges required in 2013, 2012 or 2011 based on the results of VF’s annual goodwill impairment testing. Accumulated impairment charges for the Outdoor & Action Sports, Sportswear and Contemporary Brands Coalitions were $43.4 million, $58.5 million and $195.2 million, respectively, for all of the periods presented above.

Note H — Other Assets

	2013	2012
	In thousands
Investments held for deferred compensation plans (Note M)	$217,677	$191,177
Other investments	17,514	15,067
Deferred income taxes (Note P)	16,537	27,170
Computer software, net of accumulated amortization of $83,943 in 2013 and $57,362 in 2012	120,637	70,886
Shop-in-shop costs, net of accumulated amortization of $65,859 in 2013 and $49,319 in 2012	42,847	33,944
Deferred debt issuance costs	11,458	13,240
Derivative financial instruments (Note U)	3,389	2,524
Deposits	33,216	30,291
Other	54,443	44,106

Other assets	$517,718	$428,405

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note I — Short-term Borrowings

International lending arrangements totaled $18.8 million and $12.6 million at December 2013 and 2012, respectively. These arrangements primarily include short-term notes that had a weighted average interest rate of 5.2% and 7.3% at December 2013 and 2012, respectively, and accepted letters of credit that are non-interest bearing to VF.

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

The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated indebtedness to consolidated capitalization ratio, as defined therein, equal to or below 60%. If VF fails in the performance of any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. At the end of 2013, VF was in compliance with all covenants, and the entire amount of the Global Credit Facility was available for borrowing, except for $17.4 million of standby letters of credit issued on behalf of VF.

VF has commercial paper programs that allow for borrowings up to $1.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were no commercial paper borrowings outstanding as of December 2013 and 2012.

Note J — Accrued Liabilities

	2013	2012
	In thousands
Compensation	$186,724	$184,434
Deferred compensation (Note M)	31,608	28,224
Income taxes	91,635	44,592
Deferred income taxes (Note P)	9,367	6,601
Other taxes	134,476	110,281
Advertising	65,389	41,725
Customer discounts and allowances	37,107	37,274
Interest	16,444	16,860
Derivative financial instruments (Note U)	36,622	22,013
Insurance	16,518	20,377
Product warranty claims (Note L)	14,787	13,805
Pension liabilities (Note M)	9,016	8,742
Freight, duties and postage	46,640	42,382
Other	208,959	176,832

Accrued liabilities	$905,292	$754,142

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note K — Long-term Debt

	2013	2012
	In thousands
Floating rate notes, due 2013	$—	$400,000
5.95% notes, due 2017	250,000	250,000
3.50% notes, due 2021	498,765	498,629
6.00% notes, due 2033	293,422	293,253
6.45% notes, due 2037	350,000	350,000
Other long-term debt	10,341	10,528
Capital leases	29,468	29,629

Total long-term debt	1,431,996	1,832,039
Less current portion	5,167	402,873

Long-term debt, due beyond one year	$1,426,829	$1,429,166

Interest payments are due semi-annually on all fixed rate notes. The floating rate notes accrued interest at the three-month LIBOR rate plus .75%, and were repaid during the third quarter of 2013.

All notes, along with any amounts outstanding under the Global Credit Facility (Note I), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. At the end of 2013, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest.

VF may redeem its fixed rate notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 20 basis points for the 2017 and 2021 notes and 25 basis points for the 2037 notes, plus accrued interest to the redemption date. In addition, the 2021 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Capital leases relate primarily to buildings and improvements (Note E), expire at dates through 2021 and have an effective interest rate of 5.06%. Assets under capital leases are included in property, plant and equipment at a cost of $47.6 million, less accumulated amortization of $24.1 million at the end of 2013, and at a cost of $42.7 million, less accumulated amortization of $18.9 million at the end of 2012.

The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2013 are summarized as follows:

	Notes and Other	Capital Leases	Total
	In thousands
2014	$200	$6,265	$6,465
2015	213	4,506	4,719
2016	—	4,345	4,345
2017	250,000	4,504	254,504
2018	—	4,504	4,504
Thereafter	1,159,928	10,886	1,170,814

	1,410,341	35,010	1,445,351
Less unamortized debt discount	7,813	—	7,813
Less amounts representing interest	—	5,542	5,542

Total long-term debt	1,402,528	29,468	1,431,996
Less current portion	200	4,967	5,167

Long-term debt, due beyond one year	$1,402,328	$24,501	$1,426,829

Note L — Other Liabilities

	2013	2012
	In thousands
Deferred compensation (Note M)	$244,554	$204,132
Pension liabilities (Note M)	214,431	474,175
Income taxes	129,257	121,516
Deferred income taxes (Note P)	452,506	366,804
Deferred rent credits	86,141	68,560
Product warranty claims	42,352	36,590
Derivative financial instruments (Note U)	10,169	7,455
Other	64,165	66,786

Other liabilities	$1,243,575	$1,346,018

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Activity relating to accrued product warranty claims is summarized as follows:

	2013	2012	2011
	In thousands
Balance, beginning of year	$50,395	$44,727	$42,335
Accrual for products sold during the year	20,199	17,769	15,749
Repair or replacement costs incurred	(13,923)	(12,427)	(12,911)
Currency translation	468	326	(446)

Balance, end of year	57,139	50,395	44,727
Less current portion (Note J)	14,787	13,805	13,791

Long-term portion	$42,352	$36,590	$30,936

Note M — Retirement and Savings Benefit Plans

VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.

Defined Benefit Pension Plans

Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time domestic employees employed before 2005 (the “domestic qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations (together, the “domestic plans”). The domestic plans comprise 92% of VF’s total defined benefit plan assets and projected benefit obligations at December 2013, and the remainder relates to defined benefit plans covering selected international employees.

The components of pension cost for VF’s defined benefit plans were as follows:

	2013	2012	2011
	In thousands
Service cost — benefits earned during the year	$25,445	$23,198	$20,867
Interest cost on projected benefit obligations	72,003	77,013	78,859
Expected return on plan assets	(94,585)	(80,619)	(89,689)
Amortization of deferred amounts:
Net deferred actuarial losses	85,356	69,744	43,088
Deferred prior service costs	1,270	3,357	3,453

Total pension expense	$89,489	$92,693	$56,578

Weighted-average actuarial assumptions used to determine pension expense:
Discount rate	3.91%	4.94%	5.40%
Expected long-term return on plan assets	5.70%	6.38%	6.10%
Rate of compensation increase	3.82%	3.85%	3.80%

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each year, and the funded status at the end of each year:

	2013	2012
	In thousands
Fair value of plan assets, beginning of year	$1,332,211	$1,144,178
Actual return on plan assets	84,882	146,079
VF contributions	117,591	112,892
Participant contributions	2,975	2,677
Benefits paid	(73,308)	(76,813)
Currency translation	3,175	3,198

Fair value of plan assets, end of year	1,467,526	1,332,211

Projected benefit obligations, beginning of year	1,815,128	1,546,896
Service cost	25,445	23,198
Interest cost	72,003	77,013
Participant contributions	2,975	2,677
Actuarial (gain) loss	(178,414)	243,766
Benefits paid	(73,308)	(76,813)
Plan amendments	21,321	(5,518)
Currency translation	3,551	3,909

Projected benefit obligations, end of year	1,688,701	1,815,128

Funded status, end of year	$(221,175)	$(482,917)

Pension benefits are reported in the balance sheet as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

	2013	2012
	In thousands
Amounts included in Consolidated Balance Sheets:
Current assets	$2,272	$—
Current liabilities (Note J)	(9,016)	(8,742)
Noncurrent liabilities (Note L)	(214,431)	(474,175)

Funded status	$(221,175)	$(482,917)

Accumulated other comprehensive (income) loss, pretax:
Net deferred actuarial losses	$422,932	$676,373
Deferred prior service costs	27,594	7,525

	$450,526	$683,898

Accumulated benefit obligations	$1,610,369	$1,751,741

Weighted-average actuarial assumptions used to determine pension obligations:
Discount rate	4.63%	3.92%
Rate of compensation increase	3.39%	3.83%

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Accumulated benefit obligations at any measurement date are the present value of vested and unvested pension benefits earned, without projection to future periods. Projected benefit obligations are the present value of vested and unvested pension benefits earned, considering projected future compensation increases.

Deferred actuarial losses are changes in the amount of either the benefit obligation or the value of plan assets resulting from differences between expected amounts for a year using actuarial assumptions and the actual results for that year. These amounts are deferred as a component of accumulated OCI and amortized to pension expense in future years as follows: amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets and (ii) 20% of projected benefit obligations are amortized over the expected average remaining years of service of active participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. Deferred prior service costs related to plan amendments are also recorded in accumulated OCI and amortized to pension expense on a straight-line basis over the average remaining years of service for active employees. The estimated amounts of accumulated OCI to be amortized to pension expense in 2014 are $37.5 million of deferred actuarial losses and $5.4 million of deferred prior service costs.

Management’s investment objectives are to invest plan assets in a diversified portfolio of securities to provide long-term growth, minimize the volatility of the value of plan assets relative to plan liabilities, and to ensure plan assets are sufficient to pay the benefit payment obligations. Investment strategies focus on diversification among multiple asset classes, a balance of long-term investment return at an acceptable level of risk, and liquidity to meet benefit payments. The primary objective of the investment strategies is to more closely align plan assets with plan liabilities by utilizing dynamic asset allocation targets dependent upon changes in the plan’s funded ratio, capital market expectations, and risk tolerance.

Plan assets are primarily composed of common collective trust funds that invest in liquid securities diversified across equity, fixed income, real estate and other asset classes. Fund assets are allocated among independent investment managers who have full discretion to manage their portion of the fund’s assets, subject to strategy and risk guidelines established with each manager. The overall strategy, the resulting allocations of plan assets and the performance of funds and individual investment managers are continually monitored. Derivative financial instruments may be used by investment managers for hedging purposes to gain exposure to alternative asset classes through the futures markets. There are no investments in VF debt or equity securities and no significant concentrations of security risk.

The expected long-term rate of return on plan assets was based on an evaluation of the weighted-average of the expected returns for the major asset classes in which the plans have invested. Expected returns by asset class were developed through analysis of historical market returns, current market conditions, inflation expectations, and equity and credit risks. Inputs from various investment advisors on long-term capital market returns and other variables were also considered where appropriate.

The fair value of investments held by VF’s defined benefit plans at December 2013 and 2012, by asset class, is summarized below. See Note T for a description of the three levels of the fair value measurement hierarchy. Level 2 securities generally represent institutional funds measured at their daily net asset value derived from quoted prices of the underlying investments. Level 3 securities represent alternative investments primarily in funds of hedge funds (“FoHFs”), which are comprised of different and independent hedge funds with various investment strategies. The administrators of the FoHFs utilize unobservable inputs to calculate the net asset value of the FoHFs on a monthly basis.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	Total Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	In thousands
December 2013
Cash equivalents (a)	$35,082	$5,322	$29,760	$—
Equity securities:
Domestic	165,550	—	165,550	—
International	213,580	—	213,580	—
Fixed income securities:
U.S. Treasury and government agencies	22	—	22	—
Corporate and international bonds	884,453	—	884,453	—
Alternative investments	125,624	—	—	125,624
Insurance contracts	44,720	—	44,720	—
Commodities (b)	(1,505)	(1,505)	—	—

	$1,467,526	$3,817	$1,338,085	$125,624

December 2012
Cash equivalents (a)	$119,962	$1,837	$118,125	$—
Equity securities:
Domestic	314,052	—	314,052	—
International	344,840	—	344,840	—
Fixed income securities:
U.S. Treasury and government agencies	39,361	39,331	30	—
Corporate and international bonds	432,410	—	432,410	—
Real estate	45,922	—	45,922	—
Insurance contracts	34,843	—	34,843	—
Commodities (b)	821	821	—	—

	$1,332,211	$41,989	$1,290,222	$—

(a)

Includes cash held by individual investment managers of other asset classes for liquidity purposes. Level 2 includes an institutional fund that invests primarily in short-term U.S. government securities.

(b)	Consists of derivative commodity futures.

The table below summarizes changes in the fair value of Level 3 pension assets in 2013:

Alternative Investments
In thousands
Balance, December 2012	$—
Purchase of assets	122,980
Actual return on assets	2,644

Balance, December 2013	$125,624

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

There were no transfers into or out of the Level 3 category during the year.

VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as considered prudent. VF made a $100 million discretionary contribution to the domestic qualified plan during both 2013 and 2012. VF does not currently plan to make any additional contributions to the domestic qualified plan during 2014, but will continue to evaluate whether discretionary contributions would be appropriate. VF intends to make contributions totaling approximately $16.7 million to its other defined benefit plans during 2014. The estimated future benefit payments for all of VF’s defined benefit plans are approximately $79.2 million in 2014, $81.8 million in 2015, $85.5 million in 2016, $89.0 million in 2017, $92.8 million in 2018 and $518.6 million for the years 2019 through 2023.

Other Retirement and Savings Plans

VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds, a separately managed fixed income fund and VF Common Stock. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Expense under this plan was $5.4 million in 2013, $4.7 million in 2012, and $4.3 million in 2011. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. Similarly, under a separate nonqualified plan, nonemployee members of the Board of Directors may defer their Board compensation and invest it in hypothetical shares of VF Common Stock. VF also has remaining obligations under deferred compensation plans of acquired companies. At December 2013, VF’s liability to participants under all deferred compensation plans was $276.2 million, of which $31.6 million was recorded in accrued liabilities (Note J) and $244.6 million was recorded in other liabilities (Note L).

VF has purchased (i) publicly traded mutual funds, a separately managed fixed income fund and VF Common Stock in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon (other than VF Common Stock) are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At December 2013, the fair value of investments held for all deferred compensation plans was $247.7 million, of which $30.0 million was recorded in other current assets and $217.7 million was recorded in other assets (Note H). The VF Common Stock purchased to match participant-directed hypothetical investments is treated as treasury stock for financial reporting purposes (Note N), which is the primary reason for the difference in carrying value of the investment securities and the recorded deferred compensation liabilities. Realized and unrealized gains and losses on these investments (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants. VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $22.0 million in 2013, $18.7 million in 2012 and $16.9 million in 2011.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note N — Capital and Accumulated Other Comprehensive Income (Loss)

Common Stock

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During 2013 and 2012, VF restored 17,016,484 and 76,000,000 treasury shares, respectively, to an unissued status. There were no shares held in treasury at the end of 2013, 10,121,604 shares held in treasury at the end of 2012 and 77,158,760 shares held in treasury at the end of 2011. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

In addition, VF Common Stock is held by the Company’s deferred compensation plans (Note M) and is treated as treasury shares for financial reporting purposes, as follows:

	2013	2012	2011
	In millions, except share amounts
Shares held for deferred compensation plans	704,104	749,824	953,100
Cost of shares held for deferred compensation plans	$8.4	$8.8	$11.0

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

	2013	2012
	In thousands
Foreign currency translation	$106,647	$(4,068)
Defined benefit pension plans	(277,451)	(420,538)
Derivative financial instruments	(41,754)	(29,430)
Marketable securities	838	141

Accumulated other comprehensive income (loss)	$(211,720)	$(453,895)

The changes in accumulated other comprehensive income (loss), net of related taxes, are as follows:

	December 2013
	Foreign	Defined	Derivative
	Currency	Benefit	Financial	Marketable
	Translation	Pension Plans	Instruments	Securities	Total
	In thousands
Balance, December 2012	$(4,068)	$(420,538)	$(29,430)	$141	$(453,895)

Other comprehensive income (loss) before reclassifications	110,715	89,873	(4,937)	697	196,348
Amounts reclassified from accumulated other comprehensive income (loss)	—	53,214	(7,387)	—	45,827

Net other comprehensive income (loss)	110,715	143,087	(12,324)	697	242,175

Balance, December 2013	$106,647	$(277,451)	$(41,754)	$838	$(211,720)

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income (Loss)	December 2013
		In thousands
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(85,356)
Deferred prior service costs	(a)	(1,270)

	Total before tax	(86,626)
	Tax benefit (expense)	33,412

	Net of tax	$(53,214)

Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	$12,917
Foreign exchange contracts	Cost of goods sold	4,208
Foreign exchange contracts	Other income (expense), net	(1,051)
Interest rate contracts	Interest expense	(3,905)

	Total before tax	12,169
	Tax benefit (expense)	(4,782)

	Net of tax	7,387

Total reclassifications for the year	Net of tax	$(45,827)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note M for additional details).

Note O — Stock-based Compensation

VF is authorized to grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers, key employees and nonemployee members of VF’s Board of Directors under the amended and restated 1996 Stock Compensation Plan approved by stockholders. Substantially all stock-based compensation awards are classified as equity awards, which are accounted for in stockholders’ equity in the Consolidated Balance Sheets. On a limited basis, cash-settled stock appreciation rights are granted to employees and accounted for as liabilities in the Consolidated Balance Sheets. Liability-classified awards are remeasured to fair value each reporting period until the award is settled. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. Awards that do not vest are forfeited. VF has elected to compute income tax benefits associated with stock option awards under the short cut method as allowed by the applicable accounting literature.

Total stock-based compensation cost and the associated income tax benefits related to stock-based compensation arrangements recognized in the Consolidated Statements of Income, and stock-based compensation costs included in inventory in the Consolidated Balance Sheets, are as follows:

	2013	2012	2011
	In thousands
Stock-based compensation cost	$87,118	$92,814	$76,739
Income tax benefits	32,059	34,156	28,240
Stock-based compensation cost included in inventory	119	221	261

At the end of 2013, there was $47.0 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of 1.1 years.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

At the end of 2013, there were 30,501,071 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.

Stock Options

Stock options are granted with an exercise price equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years, and compensation cost is recognized ratably over the shorter of the requisite service period or the vesting period. Stock options granted to members of the Board of Directors become exercisable one year from the date of grant. All options have ten year terms. The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	2013	2012	2011
Expected volatility	24% to 29%	27% to 31%	27% to 38%
Weighted average expected volatility	27%	30%	34%
Expected term (in years)	5.6 to 7.4	5.6 to 7.5	5.6 to 7.5
Dividend yield	2.3%	2.5%	3.1%
Risk-free interest rate	0.1% to 2.0%	0.1% to 2.1%	0.2% to 3.5%
Weighted average fair value at date of grant	$8.34	$8.36	$6.28

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

Stock option activity for 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 2012	17,242,236	$22.37
Granted	3,600,472	40.64
Exercised	(4,557,832)	18.57
Forfeited/cancelled	(239,568)	42.50

Outstanding, December 2013	16,045,308	27.25	6.8	$550,843

Exercisable, December 2013	9,411,248	$20.66	5.5	$385,069

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The total fair value of stock options that vested during 2013, 2012 and 2011 was $23.4 million, $20.4 million and $20.6 million, respectively. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 was $127.3 million, $112.9 million and $113.5 million, respectively.

Restricted Stock Units

VF grants performance-based RSUs to key employees as a long-term incentive. These RSUs enable the recipients to receive shares of VF Common Stock at the end of a three year period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Beginning with grants made in 2012, the actual number of shares earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three year period compares to the TSR for companies included in the Standard & Poor’s 500 index. Shares are issued to participants in the year following the conclusion of each three year performance period.

VF also grants nonperformance-based RSUs to a smaller group of key employees and members of the Board of Directors. Each RSU entitles the holder to one share of VF Common Stock. The employee RSUs generally vest four years after the date of grant. The RSUs granted to members of the Board of Directors vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant.

Dividend equivalents on the RSUs, payable in additional shares of VF Common Stock, accrue without compounding and are subject to the same risks of forfeiture as the RSUs.

RSU activity for 2013 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 2012	2,749,036	$24.96	537,380	$26.31
Granted	737,068	40.64	186,324	39.21
Issued as Common Stock	(1,115,392)	18.07	(87,380)	33.35
Forfeited/cancelled	(67,520)	34.00	(22,000)	32.59

Outstanding, December 2013	2,303,192	33.04	614,324	28.99

Vested, December 2013	1,361,935	$29.21	16,324	$40.49

The weighted average fair value of performance-based RSUs granted during 2013, 2012 and 2011 was $40.64, $36.37 and $23.94 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on the grant date. The total fair market value of awards outstanding at the end of 2013 was $141.8 million. Awards earned and vested for the three year performance period ended in 2013 and distributable in early 2014 totaled 1,457,159 shares of VF Common Stock having a value of $85.8 million, as approved by the Compensation Committee of the Board of Directors. Similarly, 2,160,868 shares of VF Common Stock with a value of $82.1 million were earned for the performance period ended in 2012, and 2,104,656 shares of VF Common Stock with a value of $74.6 million were earned for the performance period ended in 2011.

The weighted average fair value of nonperformance-based RSUs granted during 2013, 2012 and 2011 was $39.21, $35.52 and $28.58 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on the grant date. The total market value of awards outstanding at the end of 2013 was $37.8 million.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock

VF grants restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares, equal to the fair market value of VF Common Stock at the grant date, is recognized ratably over the vesting period. Restricted shares are issued in the name of the employee but generally do not vest until four years after the date of grant. Dividends are payable in additional restricted shares when the restricted stock vests and are subject to the same risk of forfeiture as the restricted stock.

Restricted stock activity for 2013 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, December 2012	680,440	$24.85
Granted	320,000	38.79
Dividend equivalents	16,698	49.00
Vested	(156,988)	23.72
Forfeited	(20,708)	32.83

Nonvested shares, December 2013	839,442	$30.66

Nonvested shares of restricted stock had a market value of $51.7 million at the end of 2013. The market value of the shares vested was $9.7 million, $2.5 million and $3.7 million during 2013, 2012 and 2011, respectively.

Note P — Income Taxes

The provision for income taxes was computed based on the following amounts of income before income taxes:

	2013	2012	2011
	In thousands
Domestic	$735,177	$663,380	$582,198
Foreign	827,313	758,495	582,545

Income before income taxes	$1,562,490	$1,421,875	$1,164,743

The provision for income taxes consisted of:

	2013	2012	2011
	In thousands
Current:
Federal	$238,816	$231,282	$193,433
Foreign	103,752	100,635	57,738
State	22,173	24,617	34,046

	364,741	356,534	285,217
Deferred:
Federal and state	(15,265)	(13,999)	(7,955)
Foreign	2,895	(6,798)	(2,912)

Income taxes	$352,371	$335,737	$274,350

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense in the consolidated financial statements are as follows:

	2013	2012	2011
	In thousands
Tax at federal statutory rate	$546,872	$497,656	$407,660
State income taxes, net of federal tax benefit	19,653	24,304	23,147
Foreign rate differences	(187,513)	(165,318)	(144,327)
Change in valuation allowance	(3,422)	(33,060)	(12,126)
Tax credits	(16,742)	—	(8,454)
Other	(6,477)	12,155	8,450

Income taxes	$352,371	$335,737	$274,350

Foreign rate differences include tax benefits of $6.9 million, $14.8 million and $1.8 million in 2013, 2012 and 2011, respectively, from the favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.

VF has been granted a lower effective income tax rate on taxable earnings for years 2010 through 2014 in a foreign jurisdiction based on investment and employment level requirements. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $10.4 million ($0.02 per diluted share) in 2013, $6.3 million ($0.01 per diluted share) in 2012, and $6.2 million ($0.01 per diluted share) in 2011. In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction for the years 2010 through 2019. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $3.3 million ($0.01 per diluted share) in 2013, $8.1 million ($0.02 per diluted share) in 2012, and $5.5 million ($0.01 per diluted share) in 2011.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consisted of the following:

	2013	2012
	In thousands
Deferred income tax assets:
Inventories	$29,325	$13,237
Employee compensation and benefits	272,910	365,412
Other accrued expenses	168,669	167,230
Operating loss carryforwards	122,895	125,436
Capital loss carryforwards	769	2,649

	594,568	673,964
Valuation allowance	(107,521)	(99,703)

Deferred income tax assets	487,047	574,261

Deferred income tax liabilities:
Intangible assets	761,140	775,049
Other deferred liabilities	514	2,939
Foreign currency translation	1,408	1,993

Deferred income tax liabilities	763,062	779,981

Net deferred income tax assets (liabilities)	$(276,015)	$(205,720)

Amounts included in the Consolidated Balance Sheets:
Current assets	$169,321	$140,515
Current liabilities (Note J)	(9,367)	(6,601)
Noncurrent assets (Note H)	16,537	27,170
Noncurrent liabilities (Note L)	(452,506)	(366,804)

	$(276,015)	$(205,720)

As of the end of 2013, VF has not provided deferred taxes on $2,532.8 million of undistributed earnings from international subsidiaries where the earnings are considered to be permanently reinvested. VF’s intent is to continue to reinvest these earnings to support the strategic priority for growth in international markets. If management decides at a later date to repatriate these funds to the U.S., VF would be required to provide taxes on these amounts based on applicable U.S. tax rates, net of foreign taxes already paid. VF has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

VF has potential tax benefits totaling $99.7 million for foreign operating loss carryforwards, of which $93.3 million have an unlimited carryforward life. In addition, there are $4.8 million of potential tax benefits for federal operating loss carryforwards that expire between 2017 and 2027, $18.4 million of benefits for state operating loss and credit carryforwards that expire between 2014 and 2029 and $0.8 million of benefits for federal capital loss carryforwards that expire in 2014. Some of the foreign and substantially all of the federal and state operating loss carryforward amounts relate to acquired companies for periods prior to their acquisition by VF. A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized.

Valuation allowances totaled $90.2 million for available foreign operating loss carryforwards, $10.9 million for available state operating loss and credit carryforwards, $0.8 million for federal capital loss carryforwards and $5.6 million for other foreign deferred income tax assets. During 2013, VF had a net increase in valuation allowances of $3.8 million related to foreign operating loss carryforwards and other deferred tax assets, an increase

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

of $5.8 million related to state operating loss and credit carryforwards, a decrease of $1.9 million related to federal capital loss carryforwards, and an increase of $0.1 million related to foreign currency translation effects. Of the $7.8 million increase in valuation allowances, $3.4 million relates to decreases in valuation allowances where management believes it is more likely than not that the underlying deferred tax assets are realizable, $11.1 million relates to an increase in valuation allowances in state and foreign jurisdictions where the underlying deferred tax assets are not realizable, and $0.1 million relates to an increase for foreign currency effects.

A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits, Including Interest
	In thousands
Balance, December 2010	$57,568	$9,830	$67,398
Additions for current year tax positions	14,862	4	14,866
Additions for prior year tax positions	12,038	6,661	18,699
Additions for prior year – Timberland acquisition	48,077	1,792	49,869
Reductions for prior year tax positions	(13,975)	(570)	(14,545)
Reductions due to statute expirations	(6,748)	(4,006)	(10,754)
Payments in settlement	(6,951)	(579)	(7,530)
Currency translation	88	—	88

Balance, December 2011	104,959	13,132	118,091
Additions for current year tax positions	18,930	—	18,930
Additions for prior year tax positions	39,616	6,199	45,815
Reductions for prior year – Timberland acquisition	(5,707)	151	(5,556)
Reductions for prior year tax positions	(19,678)	(2,314)	(21,992)
Reductions due to statute expirations	(2,765)	(207)	(2,972)
Payments in settlement	(313)	(140)	(453)
Currency translation	252	—	252

Balance, December 2012	135,294	16,821	152,115
Additions for current year tax positions	11,921	—	11,921
Additions for prior year tax positions	10,908	4,627	15,535
Reductions for prior year tax positions	(8,521)	(2,130)	(10,651)
Reductions due to statute expirations	(6,527)	(626)	(7,153)
Payments in settlement	(24,422)	(1,218)	(25,640)
Currency translation	(139)	—	(139)

Balance, December 2013	$118,514	$17,474	$135,988

	2013	2012
	In thousands
Amounts included in the Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest	$135,988	$152,115
Less deferred tax benefits	26,438	34,990

Total unrecognized tax benefits	$109,550	$117,125

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The net unrecognized tax benefits and interest of $109.6 million at the end of 2013, if recognized, would reduce the annual effective tax rate.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the U.S., the Internal Revenue Service (“IRS”) examination for tax years 2007, 2008 and 2009 was completed in 2012. VF has appealed the results of the 2007 to 2009 examination to the IRS Appeals office. Tax years prior to 2007 have been effectively settled with the IRS. The IRS commenced its examination of VF’s 2010 and 2011 tax returns during the fourth quarter of 2013 and Timberland’s 2010 and 2011 tax years during 2012. The IRS audit of Timberland’s 2008 and 2009 tax years was settled during 2012. In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years to ensure VF’s provision for income taxes is sufficient. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $50.2 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $42.8 million of which would reduce income tax expense.

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

Corporate costs (other than allocated costs directly related to the coalitions), impairment charges and net interest expense are not controlled by coalition management and therefore are excluded from the measurement of coalition profit. Corporate and other expenses consists of corporate headquarters expenses that are not allocated to the coalitions (including compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general) and other expenses related to but not allocated to the coalitions for internal management reporting (including a portion of defined benefit pension costs, development costs for

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

management information systems, costs of registering, maintaining and enforcing certain of VF’s trademarks, and miscellaneous consolidated costs). Defined benefit pension plans in the U.S. are centrally managed. The current year service cost component of pension cost is allocated to the coalitions, while other pension cost components are reported in corporate and other expenses.

Coalition assets, for internal management purposes, are those used directly in or resulting from the operations of each business unit, such as accounts receivable, inventories and property, plant and equipment. Corporate assets primarily include corporate facilities, investments held in trust for deferred compensation plans and information systems.

Financial information for VF’s reportable segments is as follows:

	2013	2012	2011
	In thousands
Coalition revenues:
Outdoor & Action Sports (a)	$6,379,167	$5,866,071	$4,561,998
Jeanswear	2,810,994	2,789,293	2,731,770
Imagewear	1,065,952	1,075,677	1,025,214
Sportswear	624,693	577,317	543,515
Contemporary Brands (b)	415,053	445,960	485,142
Other	123,789	125,537	111,593

Total revenues	$11,419,648	$10,879,855	$9,459,232

Coalition profit:
Outdoor & Action Sports (c)	$1,106,384	$1,019,425	$828,228
Jeanswear	544,882	466,960	413,187
Imagewear	152,203	145,053	145,655
Sportswear	88,157	72,978	56,312
Contemporary Brands (b)	38,825	49,182	35,860
Other	(562)	(232)	(1,024)

Total coalition profit	1,929,889	1,753,366	1,478,218
Corporate and other expenses (c)	(286,767)	(241,239)	(240,675)
Interest expense, net	(80,632)	(90,252)	(72,800)

Income before income taxes	$1,562,490	$1,421,875	$1,164,743

(a)	Includes operating results of The Timberland Company since its acquisition date of September 13, 2011.

(b)	Excludes operating results of John Varvatos Enterprises, Inc. since its disposition date of April 30, 2012.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(c)	Includes expenses related to the acquisition of Timberland as follows:

2013—$10.7 million reported in Outdoor & Action Sports

2012—$30.8 million reported in Outdoor & Action Sports ($22.1 million) and Corporate ($8.7 million)

2011—$33.5 million reported in Outdoor & Action Sports ($23.7 million) and Corporate ($9.8 million)

	2013	2012	2011
	In thousands
Coalition assets:
Outdoor & Action Sports	$2,133,447	$1,944,822	$1,762,774
Jeanswear	943,011	870,302	898,733
Imagewear	334,864	341,588	356,782
Sportswear	156,107	131,393	128,823
Contemporary Brands	187,116	172,564	195,528
Other	74,043	66,774	63,262

Total coalition assets	3,828,588	3,527,443	3,405,902
Cash and equivalents	776,403	597,461	341,228
Intangible assets and goodwill	4,981,951	4,926,815	4,981,923
Deferred income taxes	185,858	167,685	136,021
Corporate assets	542,643	413,617	448,052

Consolidated assets	$10,315,443	$9,633,021	$9,313,126

Capital expenditures:
Outdoor & Action Sports	$139,428	$155,522	$90,381
Jeanswear	49,763	67,239	21,076
Imagewear	3,793	4,967	5,318
Sportswear	6,074	5,279	5,902
Contemporary Brands	13,679	6,766	16,534
Other	3,953	5,418	5,370
Corporate	54,463	6,749	26,313

	$271,153	$251,940	$170,894

Depreciation and amortization expense:
Outdoor & Action Sports	$122,385	$114,483	$83,559
Jeanswear	41,742	39,520	41,207
Imagewear	11,481	11,733	11,513
Sportswear	12,195	11,639	12,072
Contemporary Brands	24,309	24,915	26,590
Other	4,608	5,517	4,122
Corporate	36,553	30,149	19,672

	$253,273	$237,956	$198,735

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Supplemental information (with revenues by geographic area based on the location of the customer) is as follows:

	2013	2012	2011
	In thousands
Total revenues:
U.S.	$7,124,781	$6,903,269	$6,220,933
Foreign, primarily Europe	4,294,867	3,976,586	3,238,299

	$11,419,648	$10,879,855	$9,459,232

Property, plant and equipment:
U.S.	$549,420	$513,282	$521,838
Foreign, primarily Europe	383,372	314,936	215,613

	$932,792	$828,218	$737,451

No single customer accounted for 10% or more of the Company’s total revenues in 2013, 2012 and 2011.

Note R — Commitments

VF is obligated under noncancelable operating leases related primarily to retail stores, office space, distribution facilities and equipment. Rent expense included in the Consolidated Statements of Income was as follows:

	2013	2012	2011
	In thousands
Minimum rent expense	$294,056	$292,632	$233,845
Contingent rent expense	14,175	35,622	14,625

Rent expense	$308,231	$328,254	$248,470

Future minimum lease payments are $313.6 million, $259.0 million, $210.7 million, $164.0 million and $122.9 million for the years 2014 through 2018, respectively, and $298.8 million thereafter. In addition, VF will receive total payments of $4.3 million related to noncancelable subleases through 2016.

VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in cost of goods sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $65.0 million, $35.3 million, $34.3 million, $32.7 million and $1.6 million for the years 2014 through 2018, respectively, and none thereafter.

In the ordinary course of business, VF has entered into purchase commitments for raw materials, contract production and finished products. These agreements, typically ranging from 2 to 6 months in duration, require total payments of $1.3 billion in 2014 and $8.8 million in 2015. In addition, VF has a remaining commitment to purchase $22.5 million of finished product in connection with the sale of a business in a prior year, with $15.0 million and $7.5 million due in 2014 and 2015, respectively.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $65.5 million, $56.1 million, $28.2 million, $12.6 million and $0.1 million for the years 2014 through 2018, respectively, and $0.6 million thereafter.

Surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs totaled $88.5 million as of December 2013. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.

Note S — Earnings Per Share

	2013	2012	2011
	In thousands, except per share amounts
Earnings per share — basic:
Net income	$1,210,119	$1,086,138	$890,393
Net (income) loss attributable to noncontrolling interests	—	(139)	(2,304)

Net income attributable to VF Corporation	$1,210,119	$1,085,999	$888,089

Weighted average common shares outstanding	438,657	439,292	437,148

Earnings per share attributable to VF
Corporation common stockholders	$2.76	$2.47	$2.03

Earnings per share – diluted:
Net income attributable to VF Corporation	$1,210,119	$1,085,999	$888,089

Weighted average common shares outstanding	438,657	439,292	437,148
Incremental shares from stock options and other dilutive securities	8,152	8,324	8,004

Adjusted weighted average common shares outstanding	446,809	447,616	445,152

Earnings per share attributable to VF
Corporation common stockholders	$2.71	$2.43	$2.00

Outstanding options to purchase 0.9 million shares, 2.6 million shares and 1.9 million shares of Common Stock were excluded from the computations of diluted earnings per share in 2013, 2012 and 2011, respectively, because the effect of their inclusion would have been antidilutive. In addition, 1.3 million restricted stock units in 2013, 1.5 million restricted stock units in 2012 and 1.8 million restricted stock units in 2011 were excluded from the computations of diluted earnings per share because these units have not yet been earned in accordance with the vesting conditions of the plan.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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
	In thousands
December 2013
Financial assets:
Cash equivalents:
Money market funds	$352,942	$352,942	$—	$—
Time deposits	121,097	121,097	—	—
Derivative financial instruments	16,088	—	16,088	—
Investment securities	214,035	193,540	20,495	—
Other marketable securities	5,809	5,809	—	—
Financial liabilities:
Derivative financial instruments	46,791	—	46,791	—
Deferred compensation	274,659	—	274,659	—
December 2012
Financial assets:
Cash equivalents:
Money market funds	$181,635	$181,635	$—	$—
Time deposits	17,042	17,042	—	—
Derivative financial instruments	16,153	—	16,153	—
Investment securities	188,307	157,230	31,077	—
Other marketable securities	4,513	4,513	—	—
Financial liabilities:
Derivative financial instruments	29,468	—	29,468	—
Deferred compensation	230,733	—	230,733	—

(a)	There were no transfers among the levels within the fair value hierarchy during 2013 or 2012.

The Company’s cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of forward foreign currency exchange contracts, is determined based on observable market inputs,

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. Investment securities are held in VF’s deferred compensation plans as an economic hedge of the related deferred compensation liabilities (Note M). These investments are classified as trading securities and primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed income fund (Level 2) that is valued based on the net asset values of the underlying assets. Liabilities related to the Company’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments. Other marketable securities consist of common stock investments classified as available-for-sale, the fair value of which is based on quoted prices in active markets.

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2013 and 2012, their carrying values approximated their fair values. Additionally, at December 2013 and 2012, the carrying value of VF’s long-term debt, including the current portion, was $1,432.0 million and $1,832.0 million, respectively, compared with fair value of $1,568.4 million and $2,111.4 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Nonrecurring Fair Value Measurements

Certain non-financial assets, primarily goodwill, intangible assets and property, plant and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment on a periodic basis, and at least annually for goodwill and indefinite-lived intangible assets, whenever events or circumstances indicate that their carrying value may not be fully recoverable. In the event an impairment is required, the asset is recorded at fair value, using market-based assumptions. No impairment charges were required for goodwill or indefinite-lived intangible assets in 2013, 2012 or 2011. In addition, there were no material impairment charges related to property, plant and equipment or other intangible assets in 2013, 2012 or 2011.

Note U — Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts at December 2013 and December 2012 were $1.9 billion, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses
	December 2013	December 2012	December 2013	December 2012
	In thousands
Foreign currency exchange contracts designated as hedging instruments	$15,964	$15,847	$(46,627)	$(27,267)
Foreign currency exchange contracts dedesignated as hedging instruments	—	15	—	(2,160)
Foreign currency exchange contracts not designated as hedging instruments	124	291	(164)	(41)

Total derivatives	$16,088	$16,153	$(46,791)	$(29,468)

VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. However, if VF were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of December 2013 and December 2012 would be adjusted from the current gross presentation as detailed in the following table:

	December 2013		December 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	In thousands
Gross amounts presented in the Consolidated Balance Sheets	$16,088	$(46,791)	$16,153	$(29,468)
Gross amounts not offset in the Consolidated Balance Sheets	(11,641)	11,641	(5,225)	5,225

Net amounts	$4,447	$(35,150)	$10,928	$(24,243)

Derivatives are classified as current or noncurrent based on maturity dates, as follows:

	December 2013	December 2012
	In thousands
Other current assets	$12,699	$13,629
Accrued liabilities (Note J)	(36,622)	(22,013)
Other assets (Note H)	3,389	2,524
Other liabilities (Note L)	(10,169)	(7,455)

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI
	2013	2012	2011
	In thousands
Foreign currency exchange	$(8,133)	$(9,555)	$6,707
Interest rate	—	—	(48,266)

Total	$(8,133)	$(9,555)	$(41,559)

	Gain (Loss) Reclassified from Accumulated OCI into Income
Location of Gain (Loss)	2013	2012	2011
	In thousands
Net sales	$12,917	$(6,569)	$6,525
Cost of goods sold	4,208	22,470	(16,958)
Other income (expense), net	(1,051)	3,704	(8,441)
Interest expense	(3,905)	(3,722)	(2,424)

Total	$12,169	$15,883	$(21,298)

Derivative Contracts Dedesignated as Hedges

Cash flow hedges of some forecasted sales to third parties have historically been dedesignated as hedges when the sales were recognized. At that time, hedge accounting was discontinued and the amount of unrealized hedging gain or loss was recognized in net sales. These derivatives remained outstanding as an economic hedge of foreign currency exposures associated with the ultimate collection of the related accounts receivable, during which time changes in the fair value of the derivative contracts were recognized directly in earnings. As discussed below in Derivative Contracts Not Designated as Hedges, VF now utilizes separate derivative contracts to manage foreign currency risk related to the balance sheet exposures. Accordingly, 2013 is the last year during which dedesignations were recognized related to these cash flow hedges. During 2013, 2012 and 2011, VF recorded net gains (losses) of $1.5 million, ($1.6) million and ($1.7) million, respectively, in other income (expense), net, for derivatives dedesignated as hedging instruments.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Derivative Contracts Not Designated as Hedges

VF uses derivative contracts to manage foreign currency exchange risk on intercompany loans as well as intercompany and third party accounts receivable and payable. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net remeasurement gains or losses on the related assets and liabilities. Following is a summary of these derivatives included in VF’s Consolidated Statements of Income:

Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		2013	2012	2011
		In thousands
Foreign currency exchange	Other income (expense), net	$(2,664)	$1,443	$3,995

VF previously designated hedges of certain intercompany borrowings as fair value hedges. This practice was discontinued effective January 1, 2012. The net impact of these hedging relationships in 2011 was a $2.4 million gain on foreign currency exchange and a $3.3 million loss on the related balance sheet items, both of which were recorded in other income (expense), net.

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the years ended December 2013, 2012 and 2011.

At December 2013, accumulated other comprehensive income (“OCI”) included $22.6 million of pretax net deferred losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI was $35.6 million at December 2013, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. Of the $35.6 million, approximately $4.1 million is expected to be reclassified to earnings during the next 12 months.

Note V — Supplemental Cash Flow Information

	2013	2012	2011
	In thousands
Income taxes paid, net of refunds	$291,027	$282,006	$205,333
Interest paid, net of amounts capitalized	80,349	88,001	66,775
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	25,586	33,582	22,648
Computer software costs included in accounts payable or accrued liabilities	14,654	—	—
Assets acquired under capital lease	4,882	—	—

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note W — Subsequent Events

On February 11, 2014, VF’s Board of Directors declared a quarterly cash dividend of $0.2625 per share, payable on March 20, 2014 to shareholders of record on March 10, 2014. The Board of Directors also granted approximately 2,700,000 stock options, 575,000 performance-based RSUs, 17,000 nonperformance-based RSUs and 87,000 shares of restricted VF Common Stock at market value.

Note X — Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	In thousands, except per share amounts
2013 (a)
Total revenues	$2,611,869	$2,220,411	$3,297,269	$3,290,099	$11,419,648
Operating income	357,728	201,334	579,703	508,382	1,647,147
Net income attributable to VF Corporation	270,417	138,274	433,761	367,667	1,210,119
Earnings per share attributable to VF Corporation common stockholders:
Basic	$0.61	$0.32	$0.99	$0.84	$2.76
Diluted	0.60	0.31	0.97	0.82	2.71
Dividends per common share	$0.2175	$0.2175	$0.2175	$0.2625	$0.9150
2012 (b)
Total revenues	$2,556,455	$2,141,786	$3,148,354	$3,033,260	$10,879,855
Operating income	314,102	163,985	536,892	450,288	1,465,267
Net income attributable to VF Corporation (c)	215,216	155,297	381,318	334,168	1,085,999
Earnings per share attributable to VF Corporation common stockholders:
Basic	$0.49	$0.36	$0.87	$0.76	$2.47
Diluted	0.48	0.35	0.86	0.75	2.43
Dividends per common share	$0.1800	$0.1800	$0.1800	$0.2175	$0.7575

(a)	Transaction and restructuring costs related to the acquisition of Timberland reduced operating results in 2013 as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	In millions, except per share amounts
Operating income	$2.8	$4.5	$2.8	$0.6	$10.7
Net income	2.2	3.8	2.2	0.6	8.8
Earnings per share:
Basic	$0.01	$0.01	$—	$—	$0.02
Diluted	$0.01	$0.01	$—	$—	$0.02

(b)	Transaction and restructuring costs related to the acquisition of Timberland reduced operating results in 2012 as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	In millions, except per share amounts
Operating income	$4.6	$5.0	$14.4	$6.8	$30.8
Net income	3.3	3.1	11.3	10.2	27.9
Earnings per share:
Basic	$0.01	$0.01	$0.02	$0.02	$0.06
Diluted	$0.01	$0.01	$0.02	$0.02	$0.06

(c)	The second quarter of 2012 includes a gain on the sale of John Varvatos Enterprises, Inc. of $35.8 million, net of related income taxes.

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
	In thousands
Fiscal year ended December 2013
Allowance for doubtful accounts	$48,998	15,756	—		19,404	(B)	$45,350

Other accounts receivable allowances	$153,934	1,487,015	—		1,470,707	(C)	$170,242

Valuation allowance for deferred income tax assets	$99,703	(3,422)	11,240	(D)	—		$107,521

Fiscal year ended December 2012
Allowance for doubtful accounts	$54,010	19,274	—		24,286	(B)	$48,998

Other accounts receivable allowances	$150,406	1,461,768	—		1,458,240	(C)	$153,934

Valuation allowance for deferred income tax assets	$151,556	(33,060)	(18,793	)(D)	—		$99,703

Fiscal year ended December 2011
Allowance for doubtful accounts	$44,599	12,490	9,577	(A)	12,656	(B)	$54,010

Other accounts receivable allowances	$97,339	1,140,282	38,284	(A)	1,125,499	(C)	$150,406

Valuation allowance for deferred income tax assets	$149,896	(12,126)	13,786	(D)	—		$151,556

(A)	Additions due to acquisitions. These amounts reflect the allowance for doubtful accounts and other receivable allowances at their respective acquisition dates to record accounts receivable at net realizable value.
(B)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.
(C)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.
(D)	Additions relate to circumstances where it is more likely than not that deferred income tax assets will not be realized, purchase accounting adjustments, and the effects of foreign currency translation.