Form 10-Q
period 2014-03-29
V F CORP
filed 2014-05-07
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

On April 26, 2014, there were 430,321,483 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 2014	December 2013	March 2013
ASSETS
Current assets
Cash and equivalents	$321,672	$776,403	$300,437
Accounts receivable, less allowance for doubtful accounts of: March 2014 – $46,173; December 2013 – $45,350; March 2013 – $50,703	1,310,468	1,360,443	1,208,682
Inventories	1,512,459	1,399,062	1,409,443
Other current assets	389,922	347,074	341,065

Total current assets	3,534,521	3,882,982	3,259,627
Property, plant and equipment	921,970	932,792	866,251
Intangible assets	2,946,959	2,960,201	2,897,701
Goodwill	2,022,086	2,021,750	2,000,703
Other assets	559,616	517,718	466,992

Total assets	$9,985,152	$10,315,443	$9,491,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$261,105	$18,810	$182,206
Current portion of long-term debt	5,142	5,167	402,910
Accounts payable	467,578	638,732	432,918
Accrued liabilities	807,708	905,292	687,366

Total current liabilities	1,541,533	1,568,001	1,705,400
Long-term debt	1,425,833	1,426,829	1,428,496
Other liabilities	1,262,957	1,243,575	1,268,384
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2014, December 2013 or March 2013	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2014 – 433,166,874; December 2013 – 440,310,370; March 2013 – 437,029,768	108,292	110,078	109,257
Additional paid-in capital	2,826,429	2,746,590	2,595,430
Accumulated other comprehensive income (loss)	(209,489)	(211,720)	(423,135)
Retained earnings	3,029,597	3,432,090	2,807,442

Total stockholders’ equity	5,754,829	6,077,038	5,088,994

Total liabilities and stockholders’ equity	$9,985,152	$10,315,443	$9,491,274

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March
	2014	2013
Net sales	$2,750,115	$2,582,230
Royalty income	30,663	29,639

Total revenues	2,780,778	2,611,869

Costs and operating expenses
Cost of goods sold	1,406,566	1,355,277
Selling, general and administrative expenses	971,022	898,864

	2,377,588	2,254,141

Operating income	403,190	357,728
Interest income	1,331	490
Interest expense	(20,637)	(21,008)
Other income (expense), net	(2,092)	1,039

Income before income taxes	381,792	338,249
Income taxes	84,599	67,832

Net income	$297,193	$270,417

Earnings per common share
Basic	$0.68	$0.61
Diluted	0.67	0.60
Cash dividends per common share	$0.2625	$0.2175

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March
	2014	2013
Net income	$297,193	$270,417

Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during the period	(10,902)	(16,945)
Less income tax effect	1,315	3,147
Defined benefit pension plans
Amortization of net deferred actuarial losses	9,384	21,362
Amortization of deferred prior service costs	1,362	341
Less income tax effect	(4,125)	(8,844)
Derivative financial instruments
Gains (losses) arising during the period	3,696	55,493
Less income tax effect	(1,453)	(21,809)
Reclassification to net income for (gains) losses realized	5,416	(3,838)
Less income tax effect	(2,128)	1,508
Marketable securities
Gains (losses) arising during the period	(549)	345
Less income tax effect	215	—

Other comprehensive income (loss)	2,231	30,760

Comprehensive income	$299,424	$301,177

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March
	2014	2013
Operating activities
Net income	$297,193	$270,417
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	40,913	36,490
Amortization of intangible assets	11,222	11,525
Other amortization	11,882	9,933
Stock-based compensation	26,956	23,209
Provision for doubtful accounts	3,412	5,516
Pension expense in excess of (less than) contributions	5,923	(86,854)
Other, net	26,505	53,213
Changes in operating assets and liabilities:
Accounts receivable	41,688	(8,938)
Inventories	(117,718)	(62,263)
Other current assets	(42,150)	(68,034)
Accounts payable	(170,171)	(127,139)
Accrued compensation	(60,471)	(68,880)
Accrued income taxes	(50,996)	(18,791)
Accrued liabilities	(12,884)	32,772
Other assets and liabilities	2,350	9,498

Cash provided by operating activities	13,654	11,674
Investing activities
Capital expenditures	(49,309)	(102,227)
Software purchases	(44,654)	(10,547)
Other, net	(5,170)	(2,225)

Cash used by investing activities	(99,133)	(114,999)
Financing activities
Net increase in short-term borrowings	242,586	169,754
Payments on long-term debt	(1,099)	(707)
Purchases of treasury stock	(513,778)	(281,370)
Cash dividends paid	(114,776)	(96,263)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	(10,966)	(7,598)
Tax benefits of stock-based compensation	31,773	24,222

Cash used by financing activities	(366,260)	(191,962)
Effect of foreign currency rate changes on cash and equivalents	(2,992)	(1,737)

Net change in cash and equivalents	(454,731)	(297,024)
Cash and equivalents — beginning of year	776,403	597,461

Cash and equivalents — end of period	$321,672	$300,437

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amounts
In thousands, except share amounts
Balance, December 2012	440,818,936	$110,205	$2,527,868	$(453,895)	$2,941,447
Net income	—	—	—	—	1,210,119
Dividends on Common Stock	—	—	—	—	(402,136)
Purchases of treasury stock	(6,849,160)	(1,712)	—	—	(280,408)
Stock-based compensation, net	6,340,594	1,585	218,722	—	(36,932)
Foreign currency translation	—	—	—	110,715	—
Defined benefit pension plans	—	—	—	143,087	—
Derivative financial instruments	—	—	—	(12,324)	—
Marketable securities	—	—	—	697	—

Balance, December 2013	440,310,370	110,078	2,746,590	(211,720)	3,432,090
Net income	—	—	—	—	297,193
Dividends on Common Stock	—	—	—	—	(114,776)
Purchases of treasury stock	(9,162,501)	(2,291)	—	—	(552,329)
Stock-based compensation, net	2,019,005	505	79,839	—	(32,581)
Foreign currency translation	—	—	—	(9,587)	—
Defined benefit pension plans	—	—	—	6,621	—
Derivative financial instruments	—	—	—	5,531	—
Marketable securities	—	—	—	(334)	—

Balance, March 2014	433,166,874	$108,292	$2,826,429	$(209,489)	$3,029,597

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

VF Corporation and its subsidiaries (collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended March 2014, December 2013 and March 2013 relate to the fiscal periods ended on March 29, 2014, December 28, 2013 and March 30, 2013, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2013 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 3, 2015. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2013 (“2013 Form 10-K”).

Concessions are retail store locations outside the U.S. where VF is responsible for all aspects of operations without ownership of the retail space. Under typical concession arrangements, VF pays a concession fee for use of the space based on a percentage of retail sales. Effective fiscal 2014, VF has included all concession fees as a component of selling, general and administrative expenses instead of the previous treatment as an offset to revenue in the Consolidated Statement of Income. The change in classification did not impact operating income. The impact on prior periods is not material and thus, comparative numbers have not been restated.

Note B – Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, VF does not retain any interests in the accounts receivable and removes them from the Consolidated Balance Sheets, but continues to service and collect outstanding accounts receivable on behalf of the financial institution. At March 2014, December 2013 and March 2013, accounts receivable had been reduced by $167.7 million, $136.4 million and $149.1 million, respectively, related to this program. During the three months ended March 2014, VF sold $283.3 million of accounts receivable at their stated amounts, less a funding fee charged by the financial institution. The funding fee is recorded in other income (expense), net, and totaled $0.4 million for the first quarter of 2014. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note C – Inventories

In thousands	March 2014	December 2013	March 2013
Finished products	$1,279,167	$1,159,555	$1,161,302
Work in process	92,155	94,586	93,605
Raw materials	141,137	144,921	154,536

Total inventories	$1,512,459	$1,399,062	$1,409,443

Note D – Property, Plant and Equipment

In thousands	March 2014	December 2013	March 2013
Land and improvements	$56,895	$56,828	$52,769
Buildings and improvements	969,743	953,931	896,555
Machinery and equipment	1,170,168	1,159,221	1,099,939

Property, plant and equipment, at cost	2,196,806	2,169,980	2,049,263
Less accumulated depreciation and amortization	1,274,836	1,237,188	1,183,012

Property, plant and equipment, net	$921,970	$932,792	$866,251

Note E – Intangible Assets

Dollars in thousands	Weighted Average Amortization Period	Amortization methods	March 2014			December 2013
			Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$627,335	$216,556	$410,779	$417,439
License agreements	24 years	Accelerated and straight-line	184,235	80,204	104,031	107,789
Other	8 years	Straight-line	15,920	10,471	5,449	6,524

Amortizable intangible assets, net					520,259	531,752

Indefinite-lived intangible assets:
Trademarks and trade names					2,426,700	2,428,449

Intangible assets, net					$2,946,959	$2,960,201

Amortization expense for the first quarter of 2014 was $11.2 million. Estimated amortization expense for the next five years is:

In millions	Estimated
Year	Amortization Expense
2014	$44.6
2015	41.8
2016	40.5
2017	39.3
2018	38.7

Note F – Goodwill

Changes in goodwill are summarized by business segment as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Total
Balance, December 2013	$1,434,898	$228,430	$58,747	$157,314	$142,361	$2,021,750
Currency translation	(409)	745	—	—	—	336

Balance, March 2014	$1,434,489	$229,175	$58,747	$157,314	$142,361	$2,022,086

Accumulated impairment charges for the Outdoor & Action Sports, Sportswear and Contemporary Brands Coalitions were $43.4 million, $58.5 million and $195.2 million, respectively, for the periods presented above. No impairment charges were recorded in the first quarter of 2014.

Note G – Pension Plans

The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended March
In thousands	2014	2013
Service cost – benefits earned during the period	$6,085	$6,893
Interest cost on projected benefit obligations	20,389	18,051
Expected return on plan assets	(22,681)	(23,682)
Amortization of deferred amounts:
Net deferred actuarial losses	9,384	21,362
Deferred prior service costs	1,362	341

Net periodic pension cost	$14,539	$22,965

During the first three months of 2014, VF contributed $8.6 million to its defined benefit plans. VF intends to make approximately $11.6 million of additional contributions during the remainder of 2014.

Note H – Capital and Accumulated Other Comprehensive Income (Loss)

During the first quarter of 2014, the Company repurchased 9.1 million shares of Common Stock in open market transactions for $552.8 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions in the first quarter of 2014. Due to the three-day settlement period on stock trades, $40.8 million of this cash (related to the repurchase of 667,500 shares) was not transferred to the broker until the second quarter of 2014, and thus has been excluded from financing activities in the Consolidated Statement of Cash Flows for the first quarter of 2014.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first quarter of 2014, VF restored 7,640,470 treasury shares to an unissued status. There were 1,500,631 shares held in treasury at the end of March 2014, no shares held in treasury at the end of December 2013, and 16,960,204 shares held in treasury at the end of March 2013. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first quarter of 2014, the Company purchased 30,800 shares of Common Stock for $1.8 million. Balances related to shares held for deferred compensation plans are as follows:

In millions, except share amounts	March 2014	December 2013	March 2013
Shares held for deferred compensation plans	725,504	704,104	732,704
Cost of shares held for deferred compensation plans	$9.8	$8.4	$8.5

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

In thousands	March 2014	December 2013	March 2013
Foreign currency translation	$97,060	$106,647	$(17,866)
Defined benefit pension plans	(270,830)	(277,451)	(407,679)
Derivative financial instruments	(36,223)	(41,754)	1,924
Marketable securities	504	838	486

Accumulated other comprehensive income (loss)	$(209,489)	$(211,720)	$(423,135)

The changes in accumulated other comprehensive income (loss), net of related taxes, are as follows:

In thousands	Three Months Ended March 2014
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2013	$106,647	$(277,451)	$(41,754)	$838	$(211,720)

Other comprehensive income (loss) before reclassifications	(9,587)	—	2,243	(334)	(7,678)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,621	3,288	—	9,909

Net other comprehensive income (loss)	(9,587)	6,621	5,531	(334)	2,231

Balance, March 2014	$97,060	$(270,830)	$(36,223)	$504	$(209,489)

	Three Months Ended March 2013
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2012	$(4,068)	$(420,538)	$(29,430)	$141	$(453,895)

Other comprehensive income (loss) before reclassifications	(13,798)	—	33,684	345	20,231
Amounts reclassified from accumulated other comprehensive income (loss)	—	12,859	(2,330)	—	10,529

Net other comprehensive income (loss)	(13,798)	12,859	31,354	345	30,760

Balance, March 2013	$(17,866)	$(407,679)	$1,924	$486	$(423,135)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

In thousands	Affected Line Item in the
Details About Accumulated Other	Consolidated Statements	Three Months Ended March
Comprehensive Income (Loss) Components	of Income (Loss)	2014	2013
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(9,384)	$(21,362)
Deferred prior service costs	(a)	(1,362)	(341)

	Total before tax	(10,746)	(21,703)
	Tax benefit (expense)	4,125	8,844

	Net of tax	$(6,621)	$(12,859)

Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	$1,660	$(155)
Foreign exchange contracts	Cost of goods sold	(5,364)	3,858
Foreign exchange contracts	Other income (expense), net	(708)	1,092
Interest rate contracts	Interest expense	(1,004)	(957)

	Total before tax	(5,416)	3,838
	Tax benefit (expense)	2,128	(1,508)

	Net of tax	$(3,288)	$2,330

Total reclassifications for the period	Net of tax	$(9,909)	$(10,529)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note G for additional details).

Note I – Stock-based Compensation

During the first three months of 2014, VF granted options to employees and nonemployee members of VF’s Board of Directors to purchase 2,777,130 shares of Common Stock at an exercise price of $56.79 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Options granted to members of VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option–pricing valuation model, which incorporates a range of assumptions for inputs as follows:

Three Months Ended March 2014
Expected volatility	23% to 29%
Weighted average expected volatility	26%
Expected term (in years)	5.5 to 7.3
Dividend yield	2.1%
Risk-free interest rate	0.1% to 2.7%
Weighted average fair value at date of grant	$12.00

Also during the first three months of 2014, VF granted 576,544 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three year period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three year profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three year performance period. The fair market value of VF Common Stock at the date the units were granted was $56.79 per share.

The actual number of performance-based restricted stock units earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total stockholder return (“TSR”) over the three year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. The grant date fair value of the TSR-based adjustment related to the 2014 RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $1.41 per share.

VF granted 12,595 nonperformance-based restricted stock units to members of the Board of Directors during the first quarter of 2014. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $56.79 per share.

VF granted 17,000 nonperformance-based restricted stock units to employees during the first quarter of 2014. These units vest four years from the date of grant and each RSU entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $58.89 per share.

VF granted 87,000 restricted shares of VF Common Stock to employees during the first quarter of 2014. These shares generally vest four years from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $58.89 per share.

Note J – Income Taxes

The effective income tax rate for the first quarter of 2014 was 22.2% compared with 20.1% in the first quarter of 2013. The first quarter of 2014 included a net discrete tax benefit of $8.4 million, which included $4.1 million of prior year refund claims and $1.4 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 2.2%. The first quarter of 2013 included a net discrete tax benefit of $13.5 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which were retroactive to 2012, and $5.6 million of tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 4.0%. Without discrete items, the effective tax rate for the first quarter of 2014 increased by 0.3% compared with the 2013 period primarily due to the impact of tax law changes in the U.S.

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

During the first quarter of 2014, the amount of net unrecognized tax benefits and associated interest increased by $2.5 million to $112.1 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $48.6 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $41.5 million would reduce income tax expense.

Note K – Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable business segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended March
In thousands	2014	2013
Coalition revenues:
Outdoor & Action Sports	$1,574,647	$1,384,274
Jeanswear	690,330	717,929
Imagewear	263,239	252,757
Sportswear	131,505	128,233
Contemporary Brands	98,169	103,727
Other	22,888	24,949

Total coalition revenues	$2,780,778	$2,611,869

Coalition profit:
Outdoor & Action Sports	$274,490	$226,502
Jeanswear	129,266	143,343
Imagewear	37,772	31,586
Sportswear	12,555	12,216
Contemporary Brands	7,902	12,576
Other	(3,116)	(2,657)

Total coalition profit	458,869	423,566
Corporate and other expenses	(57,771)	(64,799)
Interest expense, net	(19,306)	(20,518)

Income before income taxes	$381,792	$338,249

Note L – Earnings Per Share

In thousands, except per share amounts	Three Months Ended March
	2014	2013
Earnings per share – basic:
Net income	$297,193	$270,417

Weighted average common shares outstanding	438,290	440,272

Earnings per common share	$0.68	$0.61

Earnings per share – diluted:
Net income	$297,193	$270,417

Weighted average common shares outstanding	438,290	440,272
Incremental shares from stock options and other dilutive securities	7,976	7,624

Adjusted weighted average common shares outstanding	446,266	447,896

Earnings per common share	$0.67	$0.60

Outstanding options to purchase 2.8 million and 3.6 million shares of Common Stock for the three month periods ended March 2014 and 2013, respectively, were excluded from the calculations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, 1.3 million and 1.5 million performance-based restricted stock units were excluded from the computation of diluted earnings per share for the three month periods ended March 2014 and March 2013, respectively, because these units are not considered to be contingent outstanding shares.

Note M – Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total	Fair Value Measurement Using (a)
In thousands	Fair Value	Level 1	Level 2	Level 3
March 2014
Financial assets:
Cash equivalents:
Money market funds	$100,276	$100,276	$—	$—
Time deposits	53,419	53,419	—	—
Derivative financial instruments	17,053	—	17,053	—
Investment securities	225,631	203,294	22,337	—
Other marketable securities	5,260	5,260	—	—
Financial liabilities:
Derivative financial instruments	39,298	—	39,298	—
Deferred compensation	285,742	—	285,742	—

December 2013
Financial assets:
Cash equivalents:
Money market funds	$352,942	$352,942	$—	$—
Time deposits	121,097	121,097	—	—
Derivative financial instruments	16,088	—	16,088	—
Investment securities	214,035	193,540	20,495	—
Other marketable securities	5,809	5,809	—	—
Financial liabilities:
Derivative financial instruments	46,791	—	46,791	—
Deferred compensation	274,659	—	274,659	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first quarter of 2014 or the year ended December 2013.

VF’s cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of forward foreign currency exchange contracts, is determined based on observable market inputs, including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. Investment securities are held in VF’s deferred compensation plans as an economic hedge of the related deferred compensation liabilities. These investments are classified as trading securities and primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed income fund (Level 2)

that is valued based on the net asset values of the underlying assets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments. Other marketable securities consist of common stock investments classified as available-for-sale, the fair value of which is based on quoted prices in active markets.

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2014 and December 2013, their carrying values approximated their fair values. Additionally, at March 2014 and December 2013, the carrying value of VF’s long-term debt, including the current portion, was $1,431.0 million and $1,432.0 million, respectively, compared with a fair value of $1,633.5 million and $1,568.4 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note N – Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amount of outstanding derivative contracts was $1.9 billion at March 2014, December 2013 and March 2013, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on a gross basis by individual contract:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
	March 2014	December 2013	March 2013	March 2014	December 2013	March 2013
In thousands
Foreign currency exchange contracts designated as hedging instruments	$16,936	$15,964	$48,156	$(38,660)	$(46,627)	$(8,933)
Foreign currency exchange contracts dedesignated as hedging instruments	—	—	571	—	—	(864)
Foreign currency exchange contracts not designated as hedging instruments	117	124	90	(638)	(164)	(78)

Total derivatives	$17,053	$16,088	$48,817	$(39,298)	$(46,791)	$(9,875)

VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. However, if VF were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of March 2014, December 2013 and March 2013 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	March 2014		December 2013		March 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
In thousands
Gross amounts presented in the Consolidated Balance Sheets	$17,053	$(39,298)	$16,088	$(46,791)	$48,817	$(9,875)
Gross amounts not offset in the Consolidated Balance Sheets	(10,320)	10,320	(11,641)	11,641	(6,110)	6,110

Net amounts	$6,733	$(28,978)	$4,447	$(35,150)	$42,707	$(3,765)

Derivatives are classified as current or noncurrent based on their maturity dates, as follows:

	March	December	March
In thousands	2014	2013	2013
Other current assets	$13,765	$12,699	$36,830
Accrued liabilities (current)	(34,982)	(36,622)	(8,018)
Other assets (noncurrent)	3,288	3,389	11,987
Other liabilities (noncurrent)	(4,316)	(10,169)	(1,857)

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended March
Cash Flow Hedging Relationships	2014	2013
Foreign currency exchange	$3,696	$55,493

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended March
Location of Gain (Loss)	2014	2013
Net sales	$1,660	$(155)
Cost of goods sold	(5,364)	3,858
Other income (expense), net	(708)	1,092
Interest expense	(1,004)	(957)

Total	$(5,416)	$3,838

Derivative Contracts Dedesignated as Hedges

Cash flow hedges of some forecasted sales to third parties have historically been dedesignated as hedges when the sales were recognized. At that time, hedge accounting was discontinued and the amount of unrealized hedging gain or loss was recognized in net sales. These derivatives remained outstanding as an economic hedge of foreign currency exposures associated with the ultimate collection of the related accounts receivable, during which time changes in the fair value of the derivative contracts were recognized directly in earnings. As discussed below in Derivative Contracts Not Designated as Hedges, VF now utilizes separate derivative contracts to manage foreign currency risk related to the balance sheet exposures. Accordingly, 2013 was the last year during which dedesignations were recognized related to these cash flow hedges.

For the three month period ended March 2013, VF recorded a net impact of less than $1.0 million in other income (expense), net, for derivatives dedesignated as hedging instruments.

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

		Gain (Loss) on Derivatives
	Location of Gain (Loss)	Recognized in Income
In thousands	on Derivatives	Three Months Ended March
Derivatives Not Designated as Hedges	Recognized in Income	2014	2013
Foreign currency exchange	Other income (expense), net	$(856)	$1,269

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three month periods ended March 2014 and March 2013.

At March 2014, accumulated OCI included $19.5 million of pretax net deferred losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI was $34.6 million at March 2014, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. Of the $34.6 million, approximately $4.1 million is expected to be reclassified to earnings during the next 12 months.

Note O – Recently Adopted Accounting Standards

In July 2013, the FASB issued an update to their accounting guidance which requires unrecognized tax benefits to be netted with net operating loss or tax credit carryforwards in the balance sheet if specific criteria are met. The guidance became effective for VF in the first quarter of 2014, but did not have an impact on VF’s consolidated financial statements.

Note P – Subsequent Events

On April 22, 2014, VF’s Board of Directors declared a quarterly cash dividend of $0.2625 per share, payable on June 20, 2014 to stockholders of record on June 10, 2014.

From March 31, 2014 to April 16, 2014, the Company repurchased an additional 2.9 million shares of Common Stock in open market transactions for $172.8 million under its share repurchase program authorized by VF’s Board of Directors.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highlights of the First Quarter of 2014

All per share amounts are presented on a diluted basis.

•	Revenues grew to $2.8 billion, an increase of 6.5% from the first quarter of 2013.

•	Outdoor & Action Sports revenues rose 14% over the 2013 quarter with double-digit growth in every region and channel.

•	International revenues increased 11% over the 2013 quarter with double-digit growth in Europe and Asia Pacific.

•	Direct-to-consumer revenues were up 16% and accounted for 23% of VF’s total revenues in the quarter.

•	Gross margin improved by 130 basis points to 49.4% in the quarter.

•	Earnings per share increased 12% to $0.67 from $0.60 in the 2013 quarter.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable period in 2013:

In millions	First Quarter
Total revenues – 2013	$2,611.9
Operations	161.3
Impact of foreign currency translation	7.6

Total revenues – 2014	$2,780.8

VF reported revenue growth of 6.5% in the first quarter of 2014 driven by growth in the Outdoor & Action Sports coalition, and continued strength in the international and direct-to-consumer businesses. Additional details on revenues are provided in the section titled “Information by Business Segment.”

VF’s foreign currency exposure primarily relates to business conducted in euro-based countries. In addition, VF conducts business in other developed and emerging markets around the world that creates exposure to foreign currencies other than the euro. Changes in foreign currency translation rates positively impacted total revenue by 0.3% for the first quarter of 2014.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	First Quarter
	2014	2013
Gross margin (total revenues less cost of goods sold)	49.4%	48.1%
Selling, general and administrative expenses	34.9%	34.4%

Operating income	14.5%	13.7%

Gross margin increased 130 basis points in the first quarter of 2014 with improvements in every coalition. The higher gross margin reflects the continued shift in our revenue mix towards higher margin businesses, including Outdoor & Action Sports, international and direct-to-consumer. In addition, approximately 30 basis points of the gross margin improvement is due to a change in classification of retail concession fees discussed below in the Direct-to-Consumer Operations section.

Selling, general and administrative expenses as a percentage of total revenues were 50 basis points higher in the first quarter of 2014 compared with the 2013 period due to investments in marketing and direct-to-consumer businesses growing at a faster rate than revenues, substantially offset by the leverage of operating expenses on higher revenues, resulting in a net 20 basis point increase from operations. The remaining 30 basis point increase relates to the change in classification of retail concession fees.

Net interest expense decreased by $1.2 million in the first quarter of 2014 from the comparable period in 2013, due to the repayment of $400 million of floating rate notes during the third quarter of 2013 and increased interest income on cash equivalents. Total outstanding debt averaged $1.5 billion for the first three months of 2014 and $1.9 billion for the same period in 2013. The weighted average interest rates on total outstanding debt were 5.6% and 4.6% for the first quarter of 2014 and 2013, respectively.

The effective income tax rate for the first quarter of 2014 was 22.2% compared with 20.1% in the first quarter of 2013. The first quarter of 2014 included a net discrete tax benefit of $8.4 million, which included $4.1 million of prior year refund claims, reducing the effective income tax rate by 2.2%. The first quarter of 2013 included a net discrete tax benefit of $13.5 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which were retroactive to 2012, and $5.6 million of tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 4.0%. Without discrete items, the effective tax rate for the first quarter of 2014 increased by 0.3% compared with the 2013 period primarily due to the impact of tax law changes in the U.S.

Net income for the first quarter of 2014 increased to $297.2 million ($0.67 per share) compared with $270.4 million ($0.60 per share) in the 2013 quarter. The increase in earnings per share in 2014 resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below, as well as other factors described above.

Information by Business Segment

VF’s businesses are grouped into product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions are the basis for VF’s reportable business segments.

See Note K to the Consolidated Financial Statements for a summary of results of operations by coalition, along with a reconciliation of coalition profit to income before income taxes.

The following tables present a summary of the changes in coalition revenues and coalition profit for the first quarter of 2014 from the comparable period in 2013:

Coalition revenues:

	First Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition revenues – 2013	$1,384.3	$717.9	$252.8	$128.2	$103.7	$25.0	$2,611.9
Operations	175.0	(20.3)	11.6	3.3	(6.3)	(2.0)	161.3
Impact of foreign currency translation	15.3	(7.3)	(1.2)	—	0.8	—	7.6

Coalition revenues – 2014	$1,574.6	$690.3	$263.2	$131.5	$98.2	$23.0	$2,780.8

Coalition profit:

	First Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition profit – 2013	$226.5	$143.3	$31.6	$12.2	$12.6	$(2.6)	$423.6
Operations	44.1	(14.9)	6.4	0.4	(4.8)	(0.6)	30.6
Impact of foreign currency translation	3.9	0.9	(0.2)	—	0.1	—	4.7

Coalition profit – 2014	$274.5	$129.3	$37.8	$12.6	$7.9	$(3.2)	$458.9

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports:

	First Quarter		Percent
Dollars in millions	2014	2013	Change
Coalition revenues	$1,574.6	$1,384.3	13.7%
Coalition profit	274.5	226.5	21.2%
Operating margin	17.4%	16.4%

Coalition revenues for Outdoor & Action Sports increased 14% in the first quarter of 2014 compared with 2013 primarily due to growth in the Vans®, The North Face® and Timberland® brands, which achieved global revenue growth of 20%, 14% and 12%, respectively.

U.S. revenues for the first quarter increased 15% and international revenues rose 13%, reflecting double-digit growth in Europe and Asia Pacific. Global revenue increases were driven by growth in the direct-to-consumer and wholesale businesses of 19% and 11%, respectively. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth. Wholesale revenue increases were driven by growth in the Vans®, The North Face® and Timberland® brands.

Operating margin for the first quarter of 2014 improved 100 basis points compared with 2013 driven by a shift in business mix towards higher margin businesses and the leverage of operating expenses on higher revenues, partially offset by increased investments in direct-to-consumer businesses and marketing.

Jeanswear:

Dollars in millions	First Quarter		Percent Change
	2014	2013
Coalition revenues	$690.3	$717.9	(3.8%)
Coalition profit	129.3	143.3	(9.8%)
Operating margin	18.7%	20.0%

Global Jeanswear revenues decreased 4% in the first quarter of 2014 compared with the 2013 period. This decrease was driven by a high single-digit decline in the Americas region due to ongoing pressure in the mid-tier channel, consumer trends in women’s denim and the exit of less profitable sales programs in the Mass business. These challenges resulted in a decline in the Lee® and Wrangler® brand revenues in the Americas region. This revenue decrease in the Americas region was partially offset by an 8% increase in Europe, driven by wholesale growth in the Lee® and Wrangler® brands, and a 10% increase in the Asia Pacific region primarily due to wholesale growth in the Lee® brand.

Operating margin decreased 130 basis points during the first quarter of 2014 primarily due to higher selling, general and administrative costs as a percentage of revenues resulting from the sales decline, partially offset by improved profitability in our international businesses.

Imagewear:

Dollars in millions	First Quarter		Percent Change
	2014	2013
Coalition revenues	$263.2	$252.8	4.1%
Coalition profit	37.8	31.6	19.6%
Operating margin	14.4%	12.5%

Imagewear revenues increased 4% in the first quarter of 2014 compared with the 2013 period driven by 6% growth in the Licensed Sports business, which benefited from strong National Football League and Major League Baseball sales, and 2% growth in the Image business. Management made a strategic decision to transition the youth business for Major League Baseball to a licensed model, which negatively impacted first quarter of 2014 revenues by 4%.

Operating margin increased 190 basis points during the first quarter of 2014 primarily driven by a shift in business mix towards higher margin businesses, lower product costs and the leverage of operating expenses on higher revenues.

Sportswear:

Dollars in millions	First Quarter		Percent Change
	2014	2013
Coalition revenues	$131.5	$128.2	2.6%
Coalition profit	12.6	12.2	3.3%
Operating margin	9.6%	9.5%

The increase in Sportswear revenues during the first quarter of 2014 compared with the 2013 period was driven by a 19% increase in the Kipling® brand in North America, which reflected growth in direct-to-consumer and wholesale revenues. Nautica® brand revenues were flat compared with the 2013 period, as an increase in direct-to-consumer revenues offset a decline in wholesale revenues. Nautica® brand wholesale revenues in the first quarter of 2014 were impacted by a shift in timing of shipments into the second quarter of 2014.

Operating margin for the first quarter of 2014 was flat compared with the 2013 period primarily due to a shift in business mix towards higher margin businesses, offset by increased investments in direct-to-consumer businesses and marketing.

Contemporary Brands:

Dollars in millions	First Quarter		Percent Change
	2014	2013
Coalition revenues	$98.2	$103.7	(5.3%)
Coalition profit	7.9	12.6	(37.3%)
Operating margin	8.0%	12.1%

Revenues for Contemporary Brands decreased 5% in the first quarter of 2014 compared with the 2013 period primarily due to ongoing challenges in the U.S. premium denim market. Wholesale revenues, which represent the largest channel in the coalition, declined 13%, partially offset by a 13% increase in direct-to-consumer revenues. Management made a strategic decision to transition a portion of the youth business to a licensed model, which negatively impacted first quarter of 2014 revenues by 3%.

Operating margin declined for the first quarter of 2014 compared with 2013 primarily due to higher selling, general and administrative costs as a percentage of revenues resulting from the sales decline, and increased investments in direct-to-consumer businesses.

Other:

Dollars in millions	First Quarter		Percent Change
	2014	2013
Coalition revenues	$23.0	$25.0	(8.0%)
Coalition profit (loss)	(3.2)	(2.6)	(23.1%)
Operating margin	(13.9%)	(10.4%)

VF Outlet® stores in the U.S. sell VF-branded products at prices that are generally higher than what could be realized through wholesale channels, as well as other non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category.

International Operations

International revenues in the first quarter grew 11 percent. Revenues in Europe rose 12 percent with positive results from nearly every VF brand sold in that region. In the Asia Pacific region, revenues were up 16 percent driven by 27 percent growth in China, which included strong results from every VF brand sold in that region. Revenues were flat in the Americas (non-U.S.) as an 8% increase in local currency revenues was offset by the negative impact of foreign currency translation. International revenues were 43 percent of total VF first quarter sales in 2014 compared with 42 percent in the same period of 2013.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 16 percent in the first quarter with double-digit increases in all regions and growth in nearly every VF brand. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth. Twenty-three stores were opened across our brands during the first quarter of 2014 bringing the total number of VF-owned retail stores to 1,263. Direct-to-consumer revenues reached 23 percent of total revenues in the first quarter of 2014 compared with 22 percent (20 percent prior to the concession classification change discussed below) in the 2013 period.

Concessions are retail store locations outside the U.S. where VF is responsible for all aspects of operations without ownership of the retail space. Under typical concession arrangements, VF pays a concession fee for use of the space based on a percentage of retail sales. Beginning in 2014, we have included all concessions-based arrangements in our direct-to-consumer channel. In addition, we began classifying all concession fees as a component of selling, general and administrative expenses instead of the previous treatment as an offset to revenue in the Consolidated Statement of Income. We made these changes to better represent the operations of our direct-to-consumer business. These changes in classification did not impact operating income, and 2013 reported balances have not been restated in the Consolidated Statement of Income because the impact is immaterial. However, comparative references to direct-to-consumer and wholesale revenue growth rates reflect the change in reporting of concessions as if the change had occurred at the beginning of each reporting period.

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

Dollars in millions	First Quarter		Percent Change
	2014	2013
Corporate and other expenses	$57.8	$64.8	(10.8%)
Interest expense, net	19.3	20.5	(5.9%)

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared services, (ii) corporate headquarters’ costs and (iii) other income and expenses. Other income and expenses includes costs of corporate programs and initiatives; costs of registering, maintaining and enforcing certain VF trademarks; and miscellaneous costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The current year service cost component of pension cost is allocated to the coalitions, while the remaining cost components, totaling $8.0 million for the first quarter of 2014 and $15.2 million for the first quarter of 2013, are reported in corporate and other expenses.

Analysis of Financial Condition

Balance Sheets

The following discussion refers to significant changes in balances at March 2014 compared with December 2013:

•	Increase in inventories—due to the seasonality of the business and anticipated sales growth.

•	Increase in short-term borrowings—due to commercial paper borrowings primarily used to support seasonal working capital requirements and share repurchases.

•	Decrease in accounts payable—driven by the timing of inventory purchases and payments to vendors.

•	Decrease in accrued liabilities—primarily due to timing of accruals and payments related to compensation and accrued income taxes.

The following discussion refers to significant changes in balances at March 2014 compared with March 2013:

•	Increase in accounts receivable—resulting from an increase in wholesale revenues for the first quarter of 2014.

•	Increase in inventories—due to anticipated sales growth, higher product costs and the impact of foreign currency translation.

•	Increase in other assets—driven by an increase in assets held for deferred compensation plans and deferred software costs primarily related to i) system implementations and ii) a new software license agreement that supports our e-commerce infrastructure and other key business functions.

•	Increase in short-term borrowings—due to commercial paper borrowings primarily used to support seasonal working capital requirements and higher levels of share repurchases.

•	Decrease in current portion of long-term debt—related to the repayment of the $400 million two-year notes issued to finance the acquisition of Timberland.

•	Increase in accrued liabilities—primarily due to an increase in unrealized hedging losses, and timing of accruals and payments related to compensation and accrued income taxes.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	March 2014	December 2013	March 2013
Working capital	$1,993.0	$2,315.0	$1,554.2
Current ratio	2.3 to 1	2.5 to 1	1.9 to 1
Debt to total capital ratio	22.7%	19.3%	28.4%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total net capital (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents) was 19.2% at March 2014, 10.0% at December 2013 and 25.2% at March 2013.

In summary, our cash flows were as follows:

	Three Months
In millions	2014	2013
Net cash provided by operating activities	$13,654	$11,674
Net cash used by investing activities	(99,133)	(114,999)
Net cash used by financing activities	(366,260)	(191,962)

Cash Provided by Operating Activities

VF’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Cash provided by operating activities for the first quarter of 2014 increased to $13.7 million from $11.7 million for the 2013 period. The improvement is due to an increase in net income and a $100.0 million discretionary defined benefit pension plan contribution in the first quarter of 2013 that did not recur in 2014, partially offset by an increase in net cash usage from working capital changes.

Cash Used by Investing Activities

Cash used by investing activities for the first quarter of 2014 decreased to $99.1 million from $115.0 million in 2013. VF’s investing activities in the first quarter of 2014 related primarily to capital expenditures of $49.3 million and software purchases of $44.7 million.

Capital expenditures decreased $52.9 million compared with the 2013 period due to the completion of a number of significant projects during 2013. Software purchases increased $34.1 million over the 2013 period due to system implementations and a new software license agreement that supports our e-commerce infrastructure.

Cash Used by Financing Activities

Cash used by financing activities in the first quarter of 2014 was $366.3 million compared with $192.0 million in the first quarter of 2013. This increase was primarily due to higher levels of share repurchases and cash dividends paid, partially offset by an increase in short-term borrowings.

During the first quarter of 2014, VF repurchased 9.2 million shares of Common Stock in open market transactions at a total cost of $554.6 million (average price per share of $60.53). Due to the three-day settlement period on stock trades, $40.8 million of the total cost related to 667,500 repurchased shares was not transferred to the broker until the second quarter of 2014, and thus has been excluded from financing activities in the Consolidated Statement of Cash Flows for the first quarter of 2014. During the first quarter of 2013, VF repurchased 6.8 million shares of Common Stock in open market transactions at a total cost of $280.7 million (average price per share of $41.15).

As of the end of the first quarter of 2014, the Company had 43.6 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. From March 31, 2014 to April 16, 2014, the Company repurchased an additional 2.9 million shares of Common Stock in open market transactions for $172.8 million (average price of $60.23). VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”), which supports its $1.25 billion U.S. commercial paper program for short-term seasonal working capital requirements and corporate operations. The Global Credit Facility expires in December 2016. Commercial paper borrowings and standby letters of credit issued as of March 2014 were $230.0 million and $16.8 million, respectively, leaving $1.0 billion available for borrowing against this facility at March 2014.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of March 2014, VF’s long-term debt ratings were ‘A minus’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-2’ and ‘Prime-2’, respectively. In April 2014, Standard & Poor’s Ratings Services raised its corporate credit rating of VF from ‘A minus’ to ‘A’ with a continued ‘stable’ outlook.

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

Management’s Discussion and Analysis in the 2013 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2013 that would require the use of funds. Since the filing of the 2013 Form 10-K, there have been no material changes in the disclosed amounts.

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

Recently Adopted Accounting Standards

In July 2013, the FASB issued an update to their accounting guidance which requires unrecognized tax benefits to be netted with net operating loss or tax credit carryforwards in the balance sheet if specific criteria are met. The guidance became effective for VF in the first quarter of 2014, but did not have an impact on VF’s consolidated financial statements.

Critical Accounting Policies and Estimates

Management has chosen accounting policies that it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the 2013 Form 10-K.

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

The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the 2013 Form 10-K. There have been no material changes in these policies.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, the overall level of consumer demand for apparel; fluctuations in the price, availability and quality of raw materials and contracted products; disruption to VF’s distribution system; disruption and volatility in the global capital and credit markets; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; VF’s response to changing fashion trends; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF and its customers’ ability to maintain the strength and security of its information technology systems; adverse unseasonable weather conditions; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; foreign currency fluctuations; changes in tax liabilities; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the 2013 Form 10-K.

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

Part II — Other Information

Item 1 — Legal Proceedings

Information on VF’s legal proceedings is set forth under Part I, Item 3, “Legal Proceedings,” in the 2013 Form 10-K. There have been no material changes to the legal proceedings from those described in the 2013 Form 10-K.

Item 1A — Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the 2013 Form 10-K. There have been no material changes to the risk factors from those disclosed in the 2013 Form 10-K.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

First Quarter 2014	Total Number of Shares Purchased (1)		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)		Maximum Number of Shares that May Yet be Purchased Under the Program
December 29, 2013 – January 25, 2014	2,100		$60.87	2,100		52,759,976
January 26 – February 22, 2014	819,300		58.26	819,300		51,940,676
February 23 – March 29, 2014	8,341,101	(2)	60.75	8,341,101	(2)	43,599,575

Total	9,162,501			9,162,501

(1)	Includes 30,800 shares of Common Stock that were purchased during the quarter in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases—considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.
(2)	Includes 667,500 shares for which cash did not transfer until the second quarter of 2014, due to the three-day settlement period on stock trades.

Item 6 — Exhibits

14.

Code of Business Conduct

The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation, at P.O. Box 21488, Greensboro, NC 27420.

31.1	Certification of Eric C. Wiseman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert K. Shearer, Senior Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Eric C. Wiseman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert K. Shearer, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: May 7, 2014	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President — Controller (Chief Accounting Officer)