Form 10-Q
period 2014-06-28
V F CORP
filed 2014-08-05
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

On July 26, 2014, there were 431,100,626 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June	December	June
	2014	2013	2013
ASSETS
Current assets
Cash and equivalents	$475,891	$776,403	$320,112
Accounts receivable, less allowance for doubtful accounts of: June 2014 – $44,747; December 2013 – $45,350; June 2013 – $52,500	1,178,874	1,360,443	1,060,778
Inventories	1,615,245	1,399,062	1,522,809
Other current assets	509,902	347,074	394,008

Total current assets	3,779,912	3,882,982	3,297,707
Property, plant and equipment	921,970	932,792	883,197
Intangible assets	2,921,335	2,960,201	2,889,106
Goodwill	2,018,997	2,021,750	2,001,375
Other assets	573,113	517,718	478,182

Total assets	$10,215,327	$10,315,443	$9,549,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$581,120	$18,810	$46,350
Current portion of long-term debt	4,334	5,167	402,949
Accounts payable	537,192	638,732	555,719
Accrued liabilities	747,678	905,292	639,280

Total current liabilities	1,870,324	1,568,001	1,644,298
Long-term debt	1,425,123	1,426,829	1,427,823
Other liabilities	1,266,512	1,243,575	1,293,389
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2014, December 2013 or June 2013	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2014 – 430,890,659; December 2013 – 440,310,370; June 2013 – 438,838,624	107,723	110,078	109,710
Additional paid-in capital	2,875,240	2,746,590	2,666,117
Accumulated other comprehensive income (loss)	(232,212)	(211,720)	(440,871)
Retained earnings	2,902,617	3,432,090	2,849,101

Total stockholders’ equity	5,653,368	6,077,038	5,184,057

Total liabilities and stockholders’ equity	$10,215,327	$10,315,443	$9,549,567

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2014	2013	2014	2013
Net sales	$2,373,408	$2,194,727	$5,123,523	$4,776,957
Royalty income	28,668	25,684	59,331	55,323

Total revenues	2,402,076	2,220,411	5,182,854	4,832,280

Costs and operating expenses
Cost of goods sold	1,239,344	1,143,358	2,645,910	2,498,635
Selling, general and administrative expenses	942,924	875,719	1,913,946	1,774,583

	2,182,268	2,019,077	4,559,856	4,273,218

Operating income	219,808	201,334	622,998	559,062
Interest income	1,519	815	2,850	1,305
Interest expense	(21,338)	(21,534)	(41,975)	(42,542)
Other income (expense), net	(508)	(1,512)	(2,600)	(473)

Income before income taxes	199,481	179,103	581,273	517,352
Income taxes	41,799	40,829	126,398	108,661

Net income	$157,682	$138,274	$454,875	$408,691

Earnings per common share
Basic	$0.37	$0.32	$1.05	$0.93
Diluted	0.36	0.31	1.03	0.91
Cash dividends per common share	$0.2625	$0.2175	$0.5250	$0.4350

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June		Six Months Ended June
	2014	2013	2014	2013
Net income	$157,682	$138,274	$454,875	$408,691

Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during the period	(25,832)	(22,076)	(36,734)	(39,021)
Less income tax effect	(703)	(2,774)	612	373
Defined benefit pension plans
Amortization of net deferred actuarial losses	9,389	21,326	18,773	42,688
Amortization of deferred prior service costs	1,362	316	2,724	657
Less income tax effect	(4,108)	(8,748)	(8,233)	(17,592)
Derivative financial instruments
Gains (losses) arising during the period	(11,461)	(3,093)	(7,765)	52,400
Less income tax effect	4,504	1,215	3,051	(20,594)
Reclassification to net income for (gains) losses realized	7,407	(5,298)	12,823	(9,136)
Less income tax effect	(2,911)	2,082	(5,039)	3,590
Marketable securities
Gains (losses) arising during the period	(611)	(815)	(1,160)	(470)
Less income tax effect	241	129	456	129

Other comprehensive income (loss)	(22,723)	(17,736)	(20,492)	13,024

Comprehensive income	$134,959	$120,538	$434,383	$421,715

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June
	2014	2013
Operating activities
Net income	$454,875	$408,691
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	83,474	73,588
Amortization of intangible assets	22,454	22,992
Other amortization	25,273	20,135
Stock-based compensation	53,580	47,879
Provision for doubtful accounts	4,089	9,208
Pension expense in excess of (less than) contributions	17,673	(65,994)
Other, net	4,810	57,074
Changes in operating assets and liabilities:
Accounts receivable	174,448	133,830
Inventories	(220,187)	(178,511)
Other current assets	(33,420)	(59,643)
Accounts payable	(100,841)	(3,104)
Accrued compensation	(30,341)	(38,851)
Accrued income taxes	(174,251)	(105,035)
Accrued liabilities	(61,704)	(24,233)
Other assets and liabilities	(345)	(6,613)

Cash provided by operating activities	219,587	291,413
Investing activities
Capital expenditures	(95,844)	(155,454)
Software purchases	(56,042)	(28,715)
Other, net	(11,701)	(4,307)

Cash used by investing activities	(163,587)	(188,476)
Financing activities
Net increase in short-term borrowings	562,315	34,783
Payments on long-term debt	(2,697)	(1,417)
Purchases of treasury stock	(727,536)	(281,586)
Cash dividends paid	(227,625)	(191,460)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	4,333	26,069
Tax benefits of stock-based compensation	39,195	37,933

Cash used by financing activities	(352,015)	(375,678)
Effect of foreign currency rate changes on cash and equivalents	(4,497)	(4,608)

Net change in cash and equivalents	(300,512)	(277,349)
Cash and equivalents — beginning of year	776,403	597,461

Cash and equivalents — end of period	$475,891	$320,112

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amounts	Capital	Income (Loss)	Earnings
In thousands, except share amounts
Balance, December 2012	440,818,936	$110,205	$2,527,868	$(453,895)	$2,941,447
Net income	—	—	—	—	1,210,119
Dividends on Common Stock	—	—	—	—	(402,136)
Purchases of treasury stock	(6,849,160)	(1,712)	—	—	(280,408)
Stock-based compensation, net	6,340,594	1,585	218,722	—	(36,932)
Foreign currency translation	—	—	—	110,715	—
Defined benefit pension plans	—	—	—	143,087	—
Derivative financial instruments	—	—	—	(12,324)	—
Marketable securities	—	—	—	697	—

Balance, December 2013	440,310,370	110,078	2,746,590	(211,720)	3,432,090
Net income	—	—	—	—	454,875
Dividends on Common Stock	—	—	—	—	(227,625)
Purchases of treasury stock	(12,033,300)	(3,008)	—	—	(724,528)
Stock-based compensation, net	2,613,589	653	128,650	—	(32,195)
Foreign currency translation	—	—	—	(36,122)	—
Defined benefit pension plans	—	—	—	13,264	—
Derivative financial instruments	—	—	—	3,070	—
Marketable securities	—	—	—	(704)	—

Balance, June 2014	430,890,659	$107,723	$2,875,240	$(232,212)	$2,902,617

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

VF Corporation (together with its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended June 2014, December 2013 and June 2013 relate to the fiscal periods ended on June 28, 2014, December 28, 2013 and June 29, 2013, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2013 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended June 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 3, 2015. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2013 (“2013 Form 10-K”).

Concessions are retail store locations, which are all outside the U.S., where VF is responsible for all aspects of operations without ownership of the retail space. Under typical concession arrangements, VF pays a concession fee for use of the space based on a percentage of retail sales. Effective fiscal 2014, VF has included all concession fees as a component of selling, general and administrative expenses instead of the previous treatment as an offset to revenue in the Consolidated Statement of Income. The change in classification did not impact operating income. The impact on prior periods is not material and thus, comparative numbers have not been restated.

Note B – Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, VF does not retain any interests in the accounts receivable and removes them from the Consolidated Balance Sheets, but continues to service and collect outstanding accounts receivable on behalf of the financial institution. At June 2014, December 2013 and June 2013, accounts receivable had been reduced by $138.4 million, $136.4 million and $118.6 million, respectively, related to this program. During the first six months of 2014, VF sold $557.8 million of accounts receivable at their stated amounts, less a funding fee charged by the financial institution. The funding fee is recorded in other income (expense), net, and totaled $0.8 million for the first six months of 2014. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note C – Inventories

	June	December	June
In thousands	2014	2013	2013
Finished products	$1,362,069	$1,159,555	$1,270,901
Work in process	104,039	94,586	99,776
Raw materials	149,137	144,921	152,132

Total inventories	$1,615,245	$1,399,062	$1,522,809

Note D – Property, Plant and Equipment

	June	December	June
In thousands	2014	2013	2013
Land and improvements	$56,962	$56,828	$52,764
Buildings and improvements	988,980	953,931	915,805
Machinery and equipment	1,191,219	1,159,221	1,119,890

Property, plant and equipment, at cost	2,237,161	2,169,980	2,088,459
Less accumulated depreciation and amortization	1,315,191	1,237,188	1,205,262

Property, plant and equipment, net	$921,970	$932,792	$883,197

Note E – Intangible Assets

	Weighted		June 2014			December 2013
	Average				Net	Net
	Amortization			Accumulated	Carrying	Carrying
Dollars in thousands	Period	Amortization methods	Cost	Amortization	Amount	Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$625,359	$223,934	$401,425	$417,439
License agreements	24 years	Accelerated and straight-line	184,171	82,369	101,802	107,789
Other	8 years	Straight-line	15,796	11,556	4,240	6,524

Amortizable intangible assets, net					507,467	531,752

Indefinite-lived intangible assets:
Trademarks and trade names					2,413,868	2,428,449

Intangible assets, net					$2,921,335	$2,960,201

Amortization expense for the second quarter and first six months of 2014 was $11.2 million and $22.5 million, respectively. Estimated amortization expense for the next five years is:

In millions Year	Estimated Amortization Expense
2014	$44.7
2015	41.8
2016	40.5
2017	39.3
2018	38.7

Note F – Goodwill

Changes in goodwill are summarized by business segment as follows:

	Outdoor &				Contemporary
In thousands	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
Balance, December 2013	$1,434,898	$228,430	$58,747	$157,314	$142,361	$2,021,750
Currency translation	(2,872)	119	—	—	—	(2,753)

Balance, June 2014	$1,432,026	$228,549	$58,747	$157,314	$142,361	$2,018,997

Accumulated impairment charges for the Outdoor & Action Sports, Sportswear and Contemporary Brands Coalitions were $43.4 million, $58.5 million and $195.2 million, respectively, for the periods presented above. No impairment charges were recorded in the first six months of 2014.

Note G – Pension Plans

The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2014	2013	2014	2013
Service cost – benefits earned during the period	$6,097	$6,327	$12,182	$13,220
Interest cost on projected benefit obligations	20,404	17,978	40,793	36,029
Expected return on plan assets	(22,697)	(23,628)	(45,378)	(47,310)
Amortization of deferred amounts:
Net deferred actuarial losses	9,389	21,326	18,773	42,688
Deferred prior service costs	1,362	316	2,724	657

Net periodic pension cost	$14,555	$22,319	$29,094	$45,284

During the first six months of 2014, VF contributed $11.4 million to its defined benefit plans. VF intends to make approximately $9.1 million of additional contributions during the remainder of 2014.

Note H – Capital and Accumulated Other Comprehensive Income (Loss)

During the first six months of 2014, the Company repurchased 12.0 million shares of Common Stock in open market transactions for $725.5 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions during the first six months of 2014.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first six months of 2014, VF restored 12.0 million treasury shares to an unissued status. There were no shares held in treasury at the end of June 2014 or December 2013, and 17.0 million shares held in treasury at the end of June 2013. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first half of 2014, the Company purchased 33,300 shares of Common Stock in open market transaction for $2.0 million. Balances related to shares held for deferred compensation plans are as follows:

	June	December	June
In millions, except share amounts	2014	2013	2013
Shares held for deferred compensation plans	695,204	704,104	733,664
Cost of shares held for deferred compensation plans	$8.2	$8.4	$8.7

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

	June	December	June
In thousands	2014	2013	2013
Foreign currency translation	$70,525	$106,647	$(42,716)
Defined benefit pension plans	(264,187)	(277,451)	(394,785)
Derivative financial instruments	(38,684)	(41,754)	(3,170)
Marketable securities	134	838	(200)

Accumulated other comprehensive income (loss)	$(232,212)	$(211,720)	$(440,871)

The changes in accumulated other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended June 2014
	Foreign	Defined	Derivative
	Currency	Benefit	Financial	Marketable
In thousands	Translation	Pension Plans	Instruments	Securities	Total
Balance, March 2014	$97,060	$(270,830)	$(36,223)	$504	$(209,489)

Other comprehensive income (loss) before reclassifications	(26,535)	—	(6,957)	(370)	(33,862)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,643	4,496	—	11,139

Net other comprehensive income (loss)	(26,535)	6,643	(2,461)	(370)	(22,723)

Balance, June 2014	$70,525	$(264,187)	$(38,684)	$134	$(232,212)

	Three Months Ended June 2013
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, March 2013	$(17,866)	$(407,679)	$1,924	$486	$(423,135)

Other comprehensive income (loss) before reclassifications	(24,850)	—	(1,878)	(686)	(27,414)
Amounts reclassified from accumulated other comprehensive income (loss)	—	12,894	(3,216)	—	9,678

Net other comprehensive income (loss)	(24,850)	12,894	(5,094)	(686)	(17,736)

Balance, June 2013	$(42,716)	$(394,785)	$(3,170)	$(200)	$(440,871)

	Six Months Ended June 2014
	Foreign	Defined	Derivative
	Currency	Benefit	Financial	Marketable
In thousands	Translation	Pension Plans	Instruments	Securities	Total
Balance, December 2013	$106,647	$(277,451)	$(41,754)	$838	$(211,720)

Other comprehensive income (loss) before reclassifications	(36,122)	—	(4,714)	(704)	(41,540)
Amounts reclassified from accumulated other comprehensive income (loss)	—	13,264	7,784	—	21,048

Net other comprehensive income (loss)	(36,122)	13,264	3,070	(704)	(20,492)

Balance, June 2014	$70,525	$(264,187)	$(38,684)	$134	$(232,212)

	Six Months Ended June 2013
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2012	$(4,068)	$(420,538)	$(29,430)	$141	$(453,895)

Other comprehensive income (loss) before reclassifications	(38,648)	—	31,806	(341)	(7,183)
Amounts reclassified from accumulated other comprehensive income (loss)	—	25,753	(5,546)	—	20,207

Net other comprehensive income (loss)	(38,648)	25,753	26,260	(341)	13,024

Balance, June 2013	$(42,716)	$(394,785)	$(3,170)	$(200)	$(440,871)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

In thousands	Affected Line Item in the
Details About Accumulated Other	Consolidated Statements	Three Months Ended June		Six Months Ended June
Comprehensive Income (Loss) Components	of Income	2014	2013	2014	2013
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(9,389)	$(21,326)	$(18,773)	$(42,688)
Deferred prior service costs	(a)	(1,362)	(316)	(2,724)	(657)

	Total before tax	(10,751)	(21,642)	(21,497)	(43,345)
	Tax benefit (expense)	4,108	8,748	8,233	17,592

	Net of tax	$(6,643)	$(12,894)	$(13,264)	$(25,753)

Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	$(1,542)	$1,378	$118	$1,223
Foreign exchange contracts	Cost of goods sold	(4,339)	3,683	(9,703)	7,541
Foreign exchange contracts	Other income (expense), net	(507)	1,209	(1,215)	2,301
Interest rate contracts	Interest expense	(1,019)	(972)	(2,023)	(1,929)

	Total before tax	(7,407)	5,298	(12,823)	9,136
	Tax benefit (expense)	2,911	(2,082)	5,039	(3,590)

	Net of tax	$(4,496)	$3,216	$(7,784)	$5,546

Total reclassifications for the period	Net of tax	$(11,139)	$(9,678)	$(21,048)	$(20,207)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note G for additional details).

Note I – Stock-based Compensation

During the second quarter of 2014, VF did not grant any stock-based compensation awards.

During the first quarter of 2014, VF granted options to employees and nonemployee members of VF’s Board of Directors to purchase 2,777,130 shares of Common Stock at an exercise price of $56.79 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Options granted to members of VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option–pricing valuation model, which incorporates a range of assumptions for inputs as follows:

Six Months Ended
June 2014
Expected volatility	23% to 29%
Weighted average expected volatility	26%
Expected term (in years)	5.5 to 7.3
Dividend yield	2.1%
Risk-free interest rate	0.1% to 2.7%
Weighted average fair value at date of grant	$12.00

Also during the first quarter of 2014, VF granted 576,544 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three year period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three year profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three year performance period. The fair market value of VF Common Stock at the date the units were granted was $56.79 per share.

The actual number of performance-based RSUs earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total stockholder return (“TSR”) over the three year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. The grant date fair value of the TSR-based adjustment related to the 2014 RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $1.41 per share.

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

Note J – Income Taxes

The effective income tax rate for the first half of 2014 was 21.7% compared with 21.0% in the first half of 2013. The first six months of 2014 included a net discrete tax benefit of $15.5 million, which included $4.1 million of prior year refund claims and $8.5 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 2.7%. The first six months of 2013 included a net discrete tax benefit of $14.4 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which were retroactive to 2012, and $6.9 million of tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 2.8%. Without discrete items, the effective tax rate for the first half of 2014 increased by 0.6% compared with the 2013 period primarily due to the impact of tax law changes in the U.S.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous states and foreign jurisdictions. In the U.S., the Internal Revenue Service (“IRS”) examination for tax years 2007, 2008 and 2009 was completed in 2012. VF has appealed the results of the 2007 to 2009 examination to the IRS Appeals office. Tax years prior to 2007 have been effectively settled with the IRS. The IRS commenced its examination of VF’s 2010 and 2011 tax returns during the fourth quarter of 2013, and such examination is still ongoing. During the second quarter of 2014, the IRS completed its examination of Timberland’s 2010 tax return. The examination of Timberland’s 2011 tax return is still ongoing. In addition, VF is currently subject to examinations by various state and foreign tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that VF’s provision for income taxes is sufficient. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these examinations and negotiations will conclude during the next 12 months.

During the first half of 2014, the amount of net unrecognized tax benefits and associated interest decreased by $2.4 million to $107.1 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $35.0 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $28.1 million would reduce income tax expense.

Note K – Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2014	2013	2014	2013
Coalition revenues:
Outdoor & Action Sports	$1,279,144	$1,103,608	$2,853,791	$2,487,882
Jeanswear	605,838	611,749	1,296,168	1,329,678
Imagewear	249,963	241,827	513,202	494,584
Sportswear	140,102	133,478	271,607	261,711
Contemporary Brands	96,186	98,614	194,355	202,341
Other	30,843	31,135	53,731	56,084

Total coalition revenues	$2,402,076	$2,220,411	$5,182,854	$4,832,280

Coalition profit:
Outdoor & Action Sports	$130,684	$100,458	$405,174	$326,960
Jeanswear	100,137	108,874	229,403	252,217
Imagewear	35,317	35,059	73,089	66,645
Sportswear	10,267	16,278	22,822	28,494
Contemporary Brands	8,840	7,878	16,742	20,454
Other	(74)	509	(3,190)	(2,148)

Total coalition profit	285,171	269,056	744,040	692,622
Corporate and other expenses	(65,871)	(69,234)	(123,642)	(134,033)
Interest expense, net	(19,819)	(20,719)	(39,125)	(41,237)

Income before income taxes	$199,481	$179,103	$581,273	$517,352

Note L – Earnings Per Share

In thousands, except per share amounts	Three Months Ended June		Six Months Ended June
	2014	2013	2014	2013
Earnings per share – basic:
Net income	$157,682	$138,274	$454,875	$408,691

Weighted average common shares outstanding	429,940	437,096	434,115	438,684

Earnings per common share	$0.37	$0.32	$1.05	$0.93

Earnings per share – diluted:
Net income	$157,682	$138,274	$454,875	$408,691

Weighted average common shares outstanding	429,940	437,096	434,115	438,684
Incremental shares from stock options and other dilutive securities	7,191	8,820	7,584	8,220

Adjusted weighted average common shares outstanding	437,131	445,916	441,699	446,904

Earnings per common share	$0.36	$0.31	$1.03	$0.91

Outstanding options to purchase 2.7 million shares of Common Stock for the three month period ended June 2014 were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been antidilutive. For the quarter ended June 2013, all outstanding options to purchase Common Stock were dilutive and included in the calculation of diluted earnings per share. Outstanding options to purchase 2.7 million and 1.8 million shares of Common Stock for the six month periods ended June 2014 and 2013, respectively, were excluded from the calculations of diluted earnings per share because the effect of their inclusion would have been antidilutive. In addition, 1.3 million and 1.5 million of performance-based restricted stock units were excluded from the computation of diluted earnings per share for the three and six month periods ended June 2014 and June 2013, respectively, because these units are not considered to be contingent outstanding shares.

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total	Fair Value Measurement Using (a)
In thousands	Fair Value	Level 1	Level 2	Level 3
June 2014
Financial assets:
Cash equivalents:
Money market funds	$156,442	$156,442	$—	$—
Time deposits	144,522	144,522	—	—
Derivative financial instruments	11,635	—	11,635	—
Investment securities	232,841	212,013	20,828	—
Other marketable securities	4,649	4,649	—	—
Financial liabilities:
Derivative financial instruments	40,798	—	40,798	—
Deferred compensation	293,042	—	293,042	—
December 2013
Financial assets:
Cash equivalents:
Money market funds	$352,942	$352,942	$—	$—
Time deposits	121,097	121,097	—	—
Derivative financial instruments	16,088	—	16,088	—
Investment securities	214,035	193,540	20,495	—
Other marketable securities	5,809	5,809	—	—
Financial liabilities:
Derivative financial instruments	46,791	—	46,791	—
Deferred compensation	274,659	—	274,659	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first half of 2014 or the year ended December 2013.

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

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2014 and December 2013, their carrying values approximated their fair values. Additionally, at June 2014 and December 2013, the carrying value of VF’s long-term debt, including the current portion, was $1,429.5 million and $1,432.0 million, respectively, compared with a fair value of $1,651.6 million and $1,568.4 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note N – Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $1.9 billion at June 2014 and December 2013, and $2.1 billion at June 2013, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on a gross basis by individual contract:

	Fair Value of Derivatives with			Fair Value of Derivatives with
	Unrealized Gains			Unrealized Losses
	June	December	June	June	December	June
In thousands	2014	2013	2013	2014	2013	2013
Foreign currency exchange contracts designated as hedging instruments	$11,635	$15,964	$41,472	$(40,191)	$(46,627)	$(10,629)
Foreign currency exchange contracts dedesignated as hedging instruments	—	—	355	—	—	(133)
Foreign currency exchange contracts not designated as hedging instruments	—	124	416	(607)	(164)	(91)

Total derivatives	$11,635	$16,088	$42,243	$(40,798)	$(46,791)	$(10,853)

VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. However, if VF were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of June 2014, December 2013 and June 2013 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	June 2014		December 2013		June 2013
	Derivative	Derivative	Derivative	Derivative	Derivative	Derivative
In thousands	Asset	Liability	Asset	Liability	Asset	Liability
Gross amounts presented in the Consolidated Balance Sheets	$11,635	$(40,798)	$16,088	$(46,791)	$42,243	$(10,853)
Gross amounts not offset in the Consolidated Balance Sheets	(10,380)	10,380	(11,641)	11,641	(9,130)	9,130

Net amounts	$1,255	$(30,418)	$4,447	$(35,150)	$33,113	$(1,723)

Derivatives are classified as current or noncurrent based on their maturity dates, as follows:

	June	December	June
In thousands	2014	2013	2013
Other current assets	$7,866	$12,699	$33,463
Accrued liabilities (current)	(34,289)	(36,622)	(8,685)
Other assets (noncurrent)	3,769	3,389	8,780
Other liabilities (noncurrent)	(6,509)	(10,169)	(2,168)

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended June		Gain (Loss) on Derivatives Recognized in OCI Six Months Ended June
Cash Flow Hedging Relationships	2014	2013	2014	2013
Foreign currency exchange	$(11,461)	$(3,093)	$(7,765)	$52,400

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended June		Gain (Loss) Reclassified from Accumulated OCI into Income Six Months Ended June
Location of Gain (Loss)	2014	2013	2014	2013
Net sales	$(1,542)	$1,378	$118	$1,223
Cost of goods sold	(4,339)	3,683	(9,703)	7,541
Other income (expense), net	(507)	1,209	(1,215)	2,301
Interest expense	(1,019)	(972)	(2,023)	(1,929)

Total	$(7,407)	$5,298	$(12,823)	$9,136

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

For the three and six month periods ended June 2013, VF recorded net gains of $0.8 million and $1.3 million, respectively, in other income (expense), net, for derivatives dedesignated as hedging instruments.

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

		Gain (Loss) on Derivatives		Gain (Loss) on Derivatives
	Location of Gain (Loss)	Recognized in Income		Recognized in Income
In thousands	on Derivatives	Three Months Ended June		Six Months Ended June
Derivatives Not Designated as Hedges	Recognized in Income	2014	2013	2014	2013
Foreign currency exchange	Other income (expense), net	$(4,014)	$2,729	$(4,870)	$3,998

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and six month periods ended June 2014 and June 2013.

At June 2014, accumulated OCI included $27.9 million of pretax net deferred losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI was $33.5 million at June 2014, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. Of the $33.5 million, approximately $4.2 million is expected to be reclassified to earnings during the next 12 months.

Note O – Recently Issued and Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an update to their accounting guidance which requires unrecognized tax benefits to be netted with net operating loss or tax credit carryforwards in the balance sheet if specific criteria are met. This guidance became effective in the first quarter of 2014, but did not have an impact on VF’s consolidated financial statements.

In April 2014, the FASB changed the definition and disclosure requirements for discontinued operations. This guidance will be effective in the first quarter of 2015, but will not have an impact on VF’s consolidated financial statements unless the Company disposes of a business that meets the updated definition of discontinued operations.

In May 2014, the FASB issued a new accounting standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new model provides a 5-step analysis in determining the measurement of revenue and the timing of when it is recognized. New disclosures about revenues and cash flows arising from contracts with customers are also required. This guidance will be effective in the first quarter of 2017, and the Company is currently evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

In June 2014, the FASB issued an update to their accounting guidance related to stock-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. This guidance will be effective in the first quarter of 2016, but is not expected to have an impact on VF’s consolidated financial statements.

Note P – Subsequent Events

On July 15, 2014, VF’s Board of Directors declared a quarterly cash dividend of $0.2625 per share, payable on September 19, 2014 to stockholders of record on September 9, 2014.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.

Highlights of the Second Quarter of 2014

•	Revenues grew to $2.4 billion, an increase of 8% from the second quarter of 2013.

•	Outdoor & Action Sports revenues rose 16% over the 2013 quarter with double-digit percentage growth in every region and channel.

•	International revenues increased 14% over the 2013 quarter with double-digit percentage growth in Europe and Asia Pacific.

•	Direct-to-consumer revenues were up 18% and accounted for 26% of VF’s total revenues in the quarter.

•	Earnings per share increased 16% to $0.36 from $0.31 in the 2013 quarter.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable periods in 2013:

In millions	Second Quarter	Six Months
Total revenues – 2013	$2,220.4	$4,832.3
Operations	177.9	340.9
Impact of foreign currency translation	3.8	9.7

Total revenues – 2014	$2,402.1	$5,182.9

VF reported revenue growth of 8% in the second quarter and 7% in the first six months of 2014 driven by growth in the Outdoor & Action Sports coalition, and continued strength in the international and direct-to-consumer businesses. Additional details on revenues are provided in the section titled “Information by Business Segment.”

VF’s foreign currency exposure primarily relates to business conducted in euro-based countries. In addition, VF conducts business in other developed and emerging markets around the world that creates exposure to foreign currencies other than the euro. The impact of foreign currency translation was not material to VF’s operating results for the second quarter and first six months of 2014.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Second Quarter		Six Months
	2014	2013	2014	2013
Gross margin (total revenues less cost of goods sold)	48.4%	48.5%	48.9%	48.3%
Selling, general and administrative expenses	39.3%	39.4%	36.9%	36.7%

Operating income	9.2%	9.1%	12.0%	11.6%

Gross margin declined 10 basis points in the second quarter and increased 60 basis points during the first half of 2014 compared with the 2013 periods. The second quarter decline was primarily due to the negative impact of foreign currency and initiatives to manage inventories primarily in the Jeanswear coalition. Partially offsetting the gross margin decline in the second quarter and driving the increase in the first half of 2014 was the continued shift in our revenue mix towards higher margin businesses, including Outdoor and Action Sports, international and direct-to-consumer. In addition, a change in classification of retail concession fees positively impacted gross margin by approximately 30 basis points in both the second quarter and first half of 2014. The classification of retail concession fees is discussed below in the Direct-to-Consumer Operations section.

Selling, general and administrative expenses as a percentage of total revenues decreased 10 basis points in the second quarter and increased 20 basis points during the first six months of 2014 compared with the 2013 periods. In the second quarter and first six months of 2014, the positive impact from leverage of operating expenses on higher revenues was partially offset by increased investments in direct-to-consumer businesses and marketing, resulting in net decreases in the percentage of selling, general and administrative expenses to revenues of 40 and 10 basis points, respectively, compared with the 2013 periods. In addition, the second quarter and first six months of 2014 were both negatively impacted by approximately 30 basis points due to the aforementioned change in classification of retail concession fees.

Net interest expense decreased by $0.9 million in the second quarter and $2.1 million in the first six months of 2014 from the comparable periods in 2013, due to the repayment of $400 million of floating rate notes during the third quarter of 2013, and increased interest income on cash equivalents. Total outstanding debt averaged $1.7 billion for the first half of 2014 and $1.9 billion for the same period in 2013. The weighted average interest rates on total outstanding debt were 4.9% and 4.5% for the first six months of 2014 and 2013, respectively.

The effective income tax rate for the first half of 2014 was 21.7% compared with 21.0% in the first half of 2013. The first six months of 2014 included a net discrete tax benefit of $15.5 million, which included $4.1 million of prior year refund claims and $8.5 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 2.7%. The first six months of 2013 included a net discrete tax benefit of $14.4 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which were retroactive to 2012, and $6.9 million of tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 2.8%. Without discrete items, the effective tax rate for the first half of 2014 increased by 0.6% compared with the 2013 period primarily due to the impact of tax law changes in the U.S.

Net income for the second quarter of 2014 increased to $157.7 million ($0.36 per share) compared with $138.3 million ($0.31 per share) in 2013. Net income for the first half of 2014 increased to $454.9 million ($1.03 per share) compared with $408.7 million ($0.91 per share) in 2013. The increases in earnings per share for the second quarter and first half of 2014 compared with the 2013 periods resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below, as well as the other factors described above.

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

The following tables present a summary of the changes in coalition revenues and coalition profit for the second quarter and first six months of 2014 from the comparable periods in 2013:

Coalition revenues:

	Second Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition revenues – 2013	$1,103.6	$611.7	$241.8	$133.5	$98.6	$31.2	$2,220.4
Operations	162.0	3.8	9.2	6.6	(3.4)	(0.3)	177.9
Impact of foreign currency translation	13.5	(9.7)	(1.0)	—	1.0	—	3.8

Coalition revenues – 2014	$1,279.1	$605.8	$250.0	$140.1	$96.2	$30.9	$2,402.1

	Six Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition revenues – 2013	$2,487.9	$1,329.7	$494.6	$261.7	$202.3	$56.1	$4,832.3
Operations	338.8	(16.5)	20.9	9.9	(9.8)	(2.4)	340.9
Impact of foreign currency translation	27.1	(17.0)	(2.3)	—	1.9	—	9.7

Coalition revenues – 2014	$2,853.8	$1,296.2	$513.2	$271.6	$194.4	$53.7	$5,182.9

Coalition profit:

	Second Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition profit – 2013	$100.5	$108.9	$35.1	$16.3	$7.9	$0.4	$269.1
Operations	30.3	(8.3)	0.5	(6.0)	0.8	(0.4)	16.9
Impact of foreign currency translation	(0.1)	(0.5)	(0.3)	—	0.1	—	(0.8)

Coalition profit – 2014	$130.7	$100.1	$35.3	$10.3	$8.8	$—	$285.2

	Six Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition profit (loss) – 2013	$327.0	$252.2	$66.6	$28.5	$20.5	$(2.2)	$692.6
Operations	74.8	(23.3)	7.0	(5.7)	(4.0)	(1.0)	47.8
Impact of foreign currency translation	3.4	0.5	(0.5)	—	0.2	—	3.6

Coalition profit (loss) – 2014	$405.2	$229.4	$73.1	$22.8	$16.7	$(3.2)	$744.0

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports:

	Second Quarter		Percent Change	Six Months		Percent Change
Dollars in millions	2014	2013		2014	2013
Coalition revenues	$1,279.1	$1,103.6	15.9%	$2,853.8	$2,487.9	14.7%
Coalition profit	130.7	100.5	30.1%	405.2	327.0	23.9%
Operating margin	10.2%	9.1%		14.2%	13.1%

Coalition revenues for Outdoor & Action Sports increased 16% in the second quarter of 2014 compared with 2013 primarily due to growth in The North Face®, Vans® and Timberland® brands, which achieved global revenue growth of 11%, 21% and 19%, respectively. U.S. revenues in the second quarter increased 13% and international revenues rose 19%, reflecting double-digit percentage growth in Europe and Asia Pacific.

Coalition revenues for Outdoor & Action Sports increased 15% in the first six months of 2014 compared with the 2013 period primarily due to growth in The North Face®, Vans® and Timberland® brands, which grew 13%, 20% and 14%, respectively. U.S. revenues in the first six months increased 14% and international revenues rose 16%, reflecting double-digit percentage growth in both Europe and Asia Pacific.

Global revenue increases in the second quarter and first six months of 2014 were driven by growth in both the direct-to-consumer and wholesale businesses. Direct-to-consumer revenues for Outdoor & Action Sports increased 24% and 21% in the second quarter and first six months of 2014, respectively. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth. Wholesale revenues increased 13% and 12% in the second quarter and first six months of 2014, respectively, driven primarily by growth in The North Face®, Vans® and Timberland® brands.

Operating margin for the second quarter and first six months of 2014 improved 110 basis points compared with the 2013 periods driven by a shift in business mix towards higher margin businesses and the leverage of operating expenses on higher revenues, partially offset by increased investments in direct-to-consumer businesses and marketing.

Jeanswear:

	Second Quarter		Percent Change	Six Months		Percent Change
Dollars in millions	2014	2013		2014	2013
Coalition revenues	$605.8	$611.7	(1.0%)	$1,296.2	$1,329.7	(2.5%)
Coalition profit	100.1	108.9	(8.0%)	229.4	252.2	(9.0%)
Operating margin	16.5%	17.8%		17.7%	19.0%

Global Jeanswear revenues decreased 1% and 3% in the second quarter and first six months of 2014, respectively, compared with the 2013 periods. Revenues in the Americas region declined 3% and 6% in the second quarter and first six months of 2014, respectively. These declines were due to unfavorable women’s denim trends and ongoing pressure in the U.S. mid-tier and department store channels, resulting in Lee® brand revenues in the Americas region declining by a mid-teen and low double-digit percentage rate in the second quarter and first six months of 2014, respectively, compared with the 2013 periods. Wrangler® brand revenues in the Americas region increased 4% in the second quarter of 2014 and were flat in the first six months of 2014 compared with the 2013 periods. Partially offsetting the revenue decreases in the Americas region for the second quarter and first six months of 2014 were increases in Europe of 15% and 11%, respectively, driven by wholesale growth in the Lee® and Wrangler® brands, and increases in the Asia Pacific region of 3% and 7%, respectively, primarily due to wholesale growth in the Lee® brand.

Operating margin for the second quarter and first six months of 2014 decreased 130 basis points compared with the 2013 periods primarily due to the impact of factory downtime and initiatives to liquidate excess inventory in North America, partially offset by improved profitability in our international businesses.

Imagewear:

	Second Quarter		Percent Change	Six Months		Percent Change
Dollars in millions	2014	2013		2014	2013
Coalition revenues	$250.0	$241.8	3.4%	$513.2	$494.6	3.8%
Coalition profit	35.3	35.1	0.7%	73.1	66.6	9.7%
Operating margin	14.1%	14.5%		14.2%	13.5%

Imagewear revenues increased 3% and 4% during the second quarter and first six months of 2014, respectively, compared with the 2013 periods. The Image business grew 5% and 4% in the second quarter and first six months of 2014, respectively, led by its industrial and government sectors. In addition, revenues for the Licensed Sports business increased 1% and 4% in the second quarter and first six months of 2014, respectively, reflecting strong growth in National Football League sales. Effective in the first quarter of 2014, management strategically transitioned the youth business for Major League Baseball to a licensed model, which negatively impacted revenues by 2% and 3% in the second quarter and first six months of 2014, respectively.

Operating margin decreased 40 basis points during the second quarter of 2014 compared with the 2013 period primarily due to the impact of unfavorable mix in both the Image and Licensed Sports businesses. Operating margin increased 70 basis points during the first six months of 2014 primarily driven by favorable mix in the Licensed Sports business in the first quarter of 2014. In addition, operating margin in both the second quarter and first half of 2014 was positively impacted by the leverage of operating expenses on higher revenues compared with the 2013 periods.

Sportswear:

	Second Quarter		Percent Change	Six Months		Percent Change
Dollars in millions	2014	2013		2014	2013
Coalition revenues	$140.1	$133.5	5.0%	$271.6	$261.7	3.8%
Coalition profit	10.3	16.3	(36.9%)	22.8	28.5	(19.9%)
Operating margin	7.3%	12.2%		8.4%	10.9%

Sportswear revenues increased 5% and 4% in the second quarter and first six months of 2014, respectively, compared with the 2013 periods. Both 2014 periods were driven by an 18% increase in Kipling® brand revenues in North America, reflecting growth in direct-to-consumer and wholesale revenues. Nautica® brand revenues increased 2% and 1% during the second quarter and first six months of 2014, respectively, as growth in the direct-to-consumer business was partially offset by declines in wholesale revenues due to challenges in the U.S. department store channel.

Operating margin declined 490 and 250 basis points in the second quarter and first six months of 2014, respectively, compared with the 2013 periods. The decreases for both periods were primarily driven by a decline in gross margin in the second quarter of 2014 due to higher levels of promotional activity in the wholesale channel, and increased investments in infrastructure and direct-to-consumer businesses, partially offset by a shift in business mix towards higher margin businesses.

Contemporary Brands:

	Second Quarter		Percent Change	Six Months		Percent Change
Dollars in millions	2014	2013		2014	2013
Coalition revenues	$96.2	$98.6	(2.5%)	$194.4	$202.3	(3.9%)
Coalition profit	8.8	7.9	12.2%	16.7	20.5	(18.1%)
Operating margin	9.2%	8.0%		8.6%	10.1%

Revenues for Contemporary Brands decreased 2% and 4% in the second quarter and first six months of 2014, respectively, compared with the 2013 periods, due to ongoing challenges in the women’s premium denim market. Wholesale revenues decreased 9% and 11% during the second quarter and first half of 2014, respectively, and were partially offset by increases in direct-to-consumer revenues of 10% and 11% for the respective periods. Effective in the first quarter of 2014, management strategically transitioned a portion of the youth business to a licensed model, which negatively impacted revenues by 3% in the second quarter and first six months of 2014.

Operating margin increased 120 basis points in the second quarter of 2014 compared with the 2013 period primarily due to the favorable resolution of a customs duty matter and a shift in business mix towards higher margin businesses, partially offset by higher selling, general and administrative costs as a percentage of revenues resulting from the overall sales decline and increased investments in direct-to-consumer businesses. Operating margin declined 150 basis points for the first six months of 2014 compared with the 2013 period primarily due to higher selling, general and administrative costs as a percentage of revenues resulting from the sales decline and increased investments in direct-to-consumer businesses.

Other:

	Second Quarter		Percent Change	Six Months		Percent Change
Dollars in millions	2014	2013		2014	2013
Coalition revenues	$30.9	$31.2	(0.9%)	$53.7	$56.1	(4.2%)
Coalition profit (loss)	—	0.4		(3.2)	(2.2)
Operating margin	—	1.3%		(5.9%)	(3.9%)

VF Outlet® stores in the U.S. sell VF-branded products at prices that are generally higher than what could be realized through distressed channels, as well as other non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category.

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

	Second Quarter		Percent Change	Six Months		Percent Change
Dollars in millions	2014	2013		2014	2013
Corporate and other expenses	$65.9	$69.2	(4.9%)	$123.6	$134.0	(7.8%)
Interest expense, net	19.8	20.7	(4.3%)	39.1	41.2	(5.1%)

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared services, (ii) corporate headquarters’ costs and (iii) other income and expenses. Other income and expenses includes costs of corporate programs and initiatives; costs of registering, maintaining and enforcing certain VF trademarks; and miscellaneous costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The current year service cost component of pension cost is allocated to the coalitions, while the remaining cost components, totaling $8.0 million and $16.0 million for the second quarter and first half of 2014, respectively, and $15.2 million and $30.4 million for the second quarter and first half of 2013, respectively, are reported in corporate and other expenses.

International Operations

International revenues grew 14% in the second quarter and 12% in the first six months of 2014. Revenues in Europe rose 16% in the second quarter and 13% in the first six months of 2014 with positive results from nearly every VF brand sold in that region. In the Asia Pacific region, revenues increased 17% in the second quarter and 16% in the first six months of 2014 primarily driven by growth in China and Korea. Revenues in the Americas (non-U.S.) region increased 6% and 3% during the second quarter and first six months of 2014, respectively. International revenues were 36% and 34% of total VF sales in the second quarter of 2014 and 2013, respectively, and 40% and 38% of total VF sales in the first six months of 2014 and 2013, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 18% in the second quarter and 17% in the first six months of 2014 with double-digit increases in all regions and growth in nearly every VF brand. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth. VF opened 41 stores in the second quarter and 64 stores in the first six months of 2014, bringing the total number of VF-owned retail stores to 1,299 at June 2014. Direct-to-consumer revenues reached 26% of total revenues in the second quarter of 2014 compared with 23% (22% prior to the concession classification change discussed below) in the 2013 period. Direct-to-consumer revenues were 24% of total revenues in the first six months of 2014 compared with 22% (21% prior to the concession classification change) in the 2013 period.

Concessions are retail store locations, which are all outside the U.S., where VF is responsible for all aspects of operations without ownership of the retail space. Under typical concession arrangements, VF pays a concession fee for use of the space based on a percentage of retail sales. Beginning in 2014, we have included all concessions-based arrangements in our direct-to-consumer channel. In addition, we began classifying all concession fees as a component of selling, general and administrative expenses instead of the previous treatment as an offset to revenue in the Consolidated Statement of Income. We made these changes to better represent the operations of our direct-to-consumer business. These changes in classification did not impact operating income, and 2013 reported balances have not been restated in the Consolidated Statement of Income because the impact is immaterial. However, comparative references to direct-to-consumer and wholesale revenue growth rates reflect the reclassification of concession revenues to the direct-to-consumer channel as if the change had occurred at the beginning of each reporting period.

Analysis of Financial Condition

Balance Sheets

The following discussion refers to significant changes in balances at June 2014 compared with December 2013:

•	Decrease in accounts receivable—due to the seasonality of the business.

•	Increase in inventories—due to the seasonality of the business and anticipated sales growth in the second half of 2014.

•	Increase in other current assets—primarily due to higher prepaid income taxes.

•	Increase in short-term borrowings—due to commercial paper borrowings used to support seasonal working capital requirements and share repurchases in the first half of 2014.

•	Decrease in accounts payable—driven by the timing of inventory purchases and payments to vendors.

•	Decrease in accrued liabilities—primarily due to timing of accruals and payments related to compensation and accrued income taxes.

The following discussion refers to significant changes in balances at June 2014 compared with June 2013:

•	Increase in accounts receivable—resulting from an increase in wholesale revenues for the second quarter of 2014.

•	Increase in inventories—due to anticipated sales growth in the second half of 2014 and the impact of foreign currency translation.

•	Increase in other current assets— primarily due to higher prepaid income taxes.

•	Increase in other assets—driven by increases in assets held for deferred compensation plans and deferred software costs primarily related to i) system implementations and ii) a new software license agreement that supports our e-commerce infrastructure and other key business functions.

•	Increase in short-term borrowings—due to commercial paper borrowings used to support seasonal working capital requirements and higher levels of share repurchases.

•	Decrease in current portion of long-term debt—related to the third quarter of 2013 repayment of the $400 million two-year notes issued to finance the acquisition of Timberland.

•	Increase in accrued liabilities—primarily due to an increase in unrealized hedging losses and timing of accruals and payments related to compensation, marketing and accrued income taxes.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	June	December	June
Dollars in millions	2014	2013	2013
Working capital	$1,909.6	$2,315.0	$1,653.4
Current ratio	2.0 to 1	2.5 to 1	2.0 to 1
Debt to total capital ratio	26.2%	19.3%	26.6%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total net capital (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents) was 21.4% at June 2014, 10.0% at December 2013 and 23.1% at June 2013.

In summary, our cash flows were as follows:

	Six Months
In thousands	2014	2013
Net cash provided by operating activities	$219,587	$291,413
Net cash used by investing activities	(163,587)	(188,476)
Net cash used by financing activities	(352,015)	(375,678)

Cash Provided by Operating Activities

VF’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Cash provided by operating activities for the first six months of 2014 decreased to $219.6 million from $291.4 million for the 2013 period. The decline is due to an increase in net cash usage from working capital changes, partially offset by an increase in net income and a $100.0 million discretionary defined benefit plan contribution in the first quarter of 2013 that did not recur in 2014.

Cash Used by Investing Activities

Cash used by investing activities for the first six months of 2014 decreased to $163.6 million from $188.5 million in 2013. VF’s investing activities in the first six months of 2014 related primarily to capital expenditures of $95.8 million and software purchases of $56.0 million. Capital expenditures decreased $59.6 million compared with the 2013 period due to the completion of a number of significant projects during 2013. Software purchases increased $27.3 million over the 2013 period due to system implementations and a new software license agreement that supports our e-commerce infrastructure and other key business functions.

Cash Used by Financing Activities

Cash used by financing activities in the first six months of 2014 was $352.0 million compared with $375.7 million in the first six months of 2013. The decline was primarily due to an increase in short-term borrowings, partially offset by higher levels of share repurchases and cash dividends paid.

During the first six months of 2014, VF repurchased 12.0 million shares of its Common Stock in open market transactions at a total cost of $727.5 million (average price per share of $60.46). During the first six months of 2013, VF repurchased 6.8 million shares of its Common Stock in open market transactions at a total cost of $281.0 million (average price per share of $41.16). As of the end of the second quarter of 2014, the Company had 40.7 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”), which supports its $1.25 billion U.S. commercial paper program for short-term seasonal working capital requirements and corporate operations. The Global Credit Facility expires in December 2016. Commercial paper borrowings and standby letters of credit issued as of June 2014 were $550.0 million and $16.7 million, respectively, leaving $683.3 million available for borrowing against this facility at June 2014.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of June 2014, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.

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

Management’s Discussion and Analysis in the 2013 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2013 that would require the use of funds. Since the filing of the 2013 Form 10-K, there have been no material changes in the disclosed amounts, except as noted below:

•	Inventory purchase obligations increased by approximately $408.2 million at the end of June 2014 due to the seasonality of VF’s businesses.

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

Recently Issued and Adopted Accounting Standards

In July 2013, the FASB issued an update to their accounting guidance which requires unrecognized tax benefits to be netted with net operating loss or tax credit carryforwards in the balance sheet if specific criteria are met. This guidance became effective in the first quarter of 2014, but did not have an impact on VF’s consolidated financial statements.

In April 2014, the FASB changed the definition and disclosure requirements for discontinued operations. This guidance will be effective in the first quarter of 2015, but will not have an impact on VF’s consolidated financial statements unless the Company disposes of a business that meets the updated definition of discontinued operations.

In May 2014, the FASB issued a new accounting standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new model provides a 5-step analysis in determining the measurement of revenue and the timing of when it is recognized. New disclosures about revenues and cash flows arising from contracts with customers are also required. This guidance will be effective in the first quarter of 2017, and the Company is currently evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

In June 2014, the FASB issued an update to their accounting guidance related to stock-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. This guidance will be effective in the first quarter of 2016, but is not expected to have an impact on VF’s consolidated financial statements.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the
Second Quarter 2014	Purchased (1)	per Share	Programs (1)	Program
March 30 – April 26, 2014	2,868,299	$60.23	2,868,299	40,731,276
April 27 – May 24, 2014	—	—	—	40,731,276
May 25 – June 28, 2014	2,500	61.91	2,500	40,728,776

Total	2,870,799		2,870,799

(1)	Includes 2,500 shares of Common Stock that were purchased during the quarter in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases—considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of Eric C. Wiseman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert K. Shearer, Senior Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Eric C. Wiseman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert K. Shearer, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION (Registrant)

By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: August 5, 2014	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President — Controller (Chief Accounting Officer)