Form 10-Q
period 2014-09-27
V F CORP
filed 2014-11-04
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

On October 25, 2014, there were 431,872,268 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	September 2014	December 2013	September 2013
ASSETS
Current assets
Cash and equivalents	$496,500	$776,403	$315,661
Accounts receivable, less allowance for doubtful accounts of:
September 2014 – $39,950; December 2013 – $45,350;
September 2013 – $56,733	1,764,636	1,360,443	1,663,118
Inventories	1,822,162	1,399,062	1,752,284
Other current assets	440,915	347,074	362,841

Total current assets	4,524,213	3,882,982	4,093,904
Property, plant and equipment	940,193	932,792	904,809
Intangible assets	2,785,651	2,960,201	2,939,371
Goodwill	1,989,871	2,021,750	2,014,717
Other assets	575,948	517,718	499,260

Total assets	$10,815,876	$10,315,443	$10,452,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$654,839	$18,810	$468,310
Current portion of long-term debt	4,374	5,167	2,987
Accounts payable	674,950	638,732	659,135
Accrued liabilities	932,315	905,292	924,228

Total current liabilities	2,266,478	1,568,001	2,054,660
Long-term debt	1,424,311	1,426,829	1,427,138
Other liabilities	1,262,727	1,243,575	1,341,386
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2014, December 2013 or September 2013	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2014 – 431,649,948; December 2013 – 440,310,370; September 2013 – 439,220,044	107,912	110,078	109,805
Additional paid-in capital	2,923,024	2,746,590	2,702,110
Accumulated other comprehensive income (loss)	(418,235)	(211,720)	(365,970)
Retained earnings	3,249,659	3,432,090	3,182,932

Total stockholders’ equity	5,862,360	6,077,038	5,628,877

Total liabilities and stockholders’ equity	$10,815,876	$10,315,443	$10,452,061

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2014	2013	2014	2013
Net sales	$3,486,998	$3,266,681	$8,610,521	$8,043,638
Royalty income	33,449	30,588	92,780	85,911

Total revenues	3,520,447	3,297,269	8,703,301	8,129,549

Costs and operating expenses
Cost of goods sold	1,818,655	1,728,144	4,464,565	4,226,779
Selling, general and administrative expenses	1,068,710	989,422	2,982,656	2,764,005

	2,887,365	2,717,566	7,447,221	6,990,784

Operating income	633,082	579,703	1,256,080	1,138,765
Interest income	1,852	1,259	4,702	2,564
Interest expense	(22,555)	(21,246)	(64,530)	(63,788)
Other income (expense), net	(1,609)	(1,250)	(4,209)	(1,723)

Income before income taxes	610,770	558,466	1,192,043	1,075,818
Income taxes	140,241	124,705	266,639	233,366

Net income	$470,529	$433,761	$925,404	$842,452

Earnings per common share
Basic	$1.09	$0.99	$2.14	$1.92
Diluted	1.08	0.97	2.10	1.89
Cash dividends per common share	$0.2625	$0.2175	$0.7875	$0.6525

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September		Nine Months Ended September
	2014	2013	2014	2013
Net income	$470,529	$433,761	$925,404	$842,452
Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during the period	(235,077)	99,395	(271,811)	60,374
Less income tax effect	3,293	(933)	3,905	(560)
Defined benefit pension plans
Amortization of net deferred actuarial losses	9,385	21,333	28,158	64,021
Amortization of deferred prior service costs	1,361	317	4,085	974
Less income tax effect	(4,521)	(8,473)	(12,754)	(26,065)
Derivative financial instruments
Gains (losses) arising during the period	51,351	(54,432)	43,586	(2,032)
Less income tax effect	(20,180)	21,391	(17,129)	797
Reclassification to net income for (gains) losses realized	12,911	(6,571)	25,734	(15,707)
Less income tax effect	(5,074)	2,583	(10,113)	6,173
Marketable securities
Gains (losses) arising during the period	871	479	(289)	9
Less income tax effect	(343)	(188)	113	(59)

Other comprehensive income (loss)	(186,023)	74,901	(206,515)	87,925

Comprehensive income	$284,506	$508,662	$718,889	$930,377

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September
	2014	2013
Operating activities
Net income	$925,404	$842,452
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	126,339	112,989
Amortization of intangible assets	33,680	34,450
Other amortization	40,500	33,670
Stock-based compensation	77,440	70,258
Provision for doubtful accounts	5,195	14,747
Pension expense in excess of (less than) contributions	29,791	(45,669)
Other, net	86,241	65,740
Changes in operating assets and liabilities:
Accounts receivable	(467,399)	(455,712)
Inventories	(454,849)	(399,396)
Other current assets	(59,472)	(44,488)
Accounts payable	46,060	96,246
Accrued compensation	17,005	9,816
Accrued income taxes	(113,401)	(61,003)
Accrued liabilities	82,037	133,646
Other assets and liabilities	(7,725)	10,330

Cash provided by operating activities	366,846	418,076
Investing activities
Capital expenditures	(171,606)	(203,469)
Software purchases	(66,815)	(41,923)
Other, net	(16,612)	(9,896)

Cash used by investing activities	(255,033)	(255,288)
Financing activities
Net increase in short-term borrowings	637,786	457,856
Payments on long-term debt	(3,549)	(402,141)
Purchases of treasury stock	(727,536)	(283,433)
Cash dividends paid	(340,690)	(286,790)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	9,433	30,902
Tax benefits of stock-based compensation	47,786	41,946

Cash used by financing activities	(376,770)	(441,660)
Effect of foreign currency rate changes on cash and equivalents	(14,946)	(2,928)

Net change in cash and equivalents	(279,903)	(281,800)
Cash and equivalents — beginning of year	776,403	597,461

Cash and equivalents — end of period	$496,500	$315,661

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amounts	Capital	Income (Loss)	Earnings
Balance, December 2012	440,818,936	$110,205	$2,527,868	$(453,895)	$2,941,447
Net income	—	—	—	—	1,210,119
Dividends on Common Stock	—	—	—	—	(402,136)
Purchases of treasury stock	(6,849,160)	(1,712)	—	—	(280,408)
Stock-based compensation, net	6,340,594	1,585	218,722	—	(36,932)
Foreign currency translation	—	—	—	110,715	—
Defined benefit pension plans	—	—	—	143,087	—
Derivative financial instruments	—	—	—	(12,324)	—
Marketable securities	—	—	—	697	—

Balance, December 2013	440,310,370	110,078	2,746,590	(211,720)	3,432,090
Net income	—	—	—	—	925,404
Dividends on Common Stock	—	—	—	—	(340,690)
Purchases of treasury stock	(12,033,300)	(3,008)	—	—	(724,528)
Stock-based compensation, net	3,372,878	842	176,434	—	(42,617)
Foreign currency translation	—	—	—	(267,906)	—
Defined benefit pension plans	—	—	—	19,489	—
Derivative financial instruments	—	—	—	42,078	—
Marketable securities	—	—	—	(176)	—

Balance, September 2014	431,649,948	$107,912	$2,923,024	$(418,235)	$3,249,659

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

VF Corporation (together with its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended September 2014, December 2013 and September 2013 relate to the fiscal periods ended on September 27, 2014, December 28, 2013 and September 28, 2013, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2013 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended September 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 3, 2015. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2013 (“2013 Form 10-K”).

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

Note B – Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, VF does not retain any interests in the accounts receivable and removes them from the Consolidated Balance Sheets, but continues to service and collect outstanding accounts receivable on behalf of the financial institution. At September 2014, December 2013 and September 2013, accounts receivable had been reduced by $172.0 million, $136.4 million and $155.0 million, respectively, related to this program. During the first nine months of 2014, VF sold $916.3 million of accounts receivable at their stated amounts, less a funding fee charged by the financial institution. The funding fee is recorded in other income (expense), net, and totaled $1.2 million for the first nine months of 2014. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note C – Inventories

	September	December	September
In thousands	2014	2013	2013
Finished products	$1,570,512	$1,159,555	$1,496,419
Work in process	101,037	94,586	99,367
Raw materials	150,613	144,921	156,498

Total inventories	$1,822,162	$1,399,062	$1,752,284

Note D – Property, Plant and Equipment

In thousands	September 2014	December 2013	September 2013
Land and improvements	$57,626	$56,828	$52,879
Buildings and improvements	996,208	953,931	948,628
Machinery and equipment	1,227,551	1,159,221	1,130,388

Property, plant and equipment, at cost	2,281,385	2,169,980	2,131,895
Less accumulated depreciation and amortization	1,341,192	1,237,188	1,227,086

Property, plant and equipment, net	$940,193	$932,792	$904,809

Note E – Intangible Assets

	Weighted Average Amortization Period		September 2014			December 2013
Dollars in thousands		Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$607,488	$229,554	$377,934	$417,439
License agreements	24 years	Accelerated and straight-line	183,496	84,262	99,234	107,789
Other	9 years	Straight-line	13,111	8,165	4,946	6,524

Amortizable intangible assets, net					$482,114	531,752

Indefinite-lived intangible assets:
Trademarks and trade names					2,303,537	2,428,449

Intangible assets, net					$2,785,651	$2,960,201

Amortization expense for the third quarter and first nine months of 2014 was $11.2 million and $33.7 million, respectively. Based on existing levels of amortizable intangible assets noted above, estimated amortization expense for the next five years is:

In millions Year	Estimated Amortization Expense
2014	$44.6
2015	41.8
2016	40.5
2017	39.3
2018	38.7

Note F – Goodwill

Changes in goodwill are summarized by business segment as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Total
Balance, December 2013	$1,434,898	$228,430	$58,747	$157,314	$142,361	$2,021,750
Currency translation	(26,839)	(5,040)	—	—	—	(31,879)

Balance, September 2014	$1,408,059	$223,390	$58,747	$157,314	$142,361	$1,989,871

Accumulated impairment charges for the Outdoor & Action Sports, Sportswear and Contemporary Brands Coalitions were $43.4 million, $58.5 million and $195.2 million, respectively, for the periods presented above. No impairment charges were recorded in the first nine months of 2014.

Note G – Pension Plans

The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2014	2013	2014	2013
Service cost – benefits earned during the period	$6,046	$6,346	$18,228	$19,566
Interest cost on projected benefit obligations	20,387	17,988	61,180	54,017
Expected return on plan assets	(22,682)	(23,635)	(68,060)	(70,945)
Amortization of deferred amounts:
Net deferred actuarial losses	9,385	21,333	28,158	64,021
Deferred prior service costs	1,361	317	4,085	974

Net periodic pension cost	$14,497	$22,349	$43,591	$67,633

During the first nine months of 2014, VF contributed $13.8 million to its defined benefit plans. VF intends to make approximately $6.7 million of additional contributions during the remainder of 2014.

Note H – Capital and Accumulated Other Comprehensive Income (Loss)

During the first nine months of 2014, the Company purchased 12.0 million shares of Common Stock in open market transactions for $725.5 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first nine months of 2014, VF restored 12.1 million treasury shares to an unissued status; accordingly, they are no longer recognized as shares held in treasury. There were no shares held in treasury at the end of September 2014 or December 2013, and 17.0 million shares held in treasury at the end of September 2013 which were restored to an unissued status during the following quarter. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first nine months of 2014, the Company purchased 33,300 shares of Common Stock in open market transactions for $2.0 million. Balances related to shares held for deferred compensation plans are as follows:

In millions, except share amounts	September 2014	December 2013	September 2013
Shares held for deferred compensation plans	640,404	704,104	705,664
Cost of shares held for deferred compensation plans	$7.6	$8.4	$8.2

Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net income and specified components of other comprehensive income (“OCI”). OCI consists of changes in assets and liabilities that are not included in net income under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income is presented in the Consolidated Statements of Comprehensive Income. The deferred components of OCI are reported, net of related income taxes, in accumulated other comprehensive income (loss) in stockholders’ equity, as follows:

In thousands	September 2014	December 2013	September 2013
Foreign currency translation	$(161,259)	$106,647	$55,746
Defined benefit pension plans	(257,962)	(277,451)	(381,608)
Derivative financial instruments	324	(41,754)	(40,199)
Marketable securities	662	838	91

Accumulated other comprehensive income (loss)	$(418,235)	$(211,720)	$(365,970)

The changes in accumulated other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended September 2014
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, June 2014	$70,525	$(264,187)	$(38,684)	$134	$(232,212)

Other comprehensive income (loss) before reclassifications	(231,784)	—	31,171	528	(200,085)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,225	7,837	—	14,062

Net other comprehensive income (loss)	(231,784)	6,225	39,008	528	(186,023)

Balance, September 2014	$(161,259)	$(257,962)	$324	$662	$(418,235)

	Three Months Ended September 2013
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, June 2013	$(42,716)	$(394,785)	$(3,170)	$(200)	$(440,871)

Other comprehensive income (loss) before reclassifications	98,462	—	(33,041)	291	65,712
Amounts reclassified from accumulated other comprehensive income (loss)	—	13,177	(3,988)	—	9,189

Net other comprehensive income (loss)	98,462	13,177	(37,029)	291	74,901

Balance, September 2013	$55,746	$(381,608)	$(40,199)	$91	$(365,970)

	Nine Months Ended September 2014
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2013	$106,647	$(277,451)	$(41,754)	$838	$(211,720)

Other comprehensive income (loss) before reclassifications	(267,906)	—	26,457	(176)	(241,625)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19,489	15,621	—	35,110

Net other comprehensive income (loss)	(267,906)	19,489	42,078	(176)	(206,515)

Balance, September 2014	$(161,259)	$(257,962)	$324	$662	$(418,235)

	Nine Months Ended September 2013
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2012	$(4,068)	$(420,538)	$(29,430)	$141	$(453,895)

Other comprehensive income (loss) before reclassifications	59,814	—	(1,235)	(50)	58,529
Amounts reclassified from accumulated other comprehensive income (loss)	—	38,930	(9,534)	—	29,396

Net other comprehensive income (loss)	59,814	38,930	(10,769)	(50)	87,925

Balance, September 2013	$55,746	$(381,608)	$(40,199)	$91	$(365,970)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

In thousands Details About Accumulated Other	Affected Line Item in the Consolidated Statements of Income	Three Months Ended September		Nine Months Ended September
Comprehensive Income (Loss) Components		2014	2013	2014	2013
Amortization of defined benefit pension plans:

Net deferred actuarial losses	(a)	$(9,385)	$(21,333)	$(28,158)	$(64,021)
Deferred prior service costs	(a)	(1,361)	(317)	(4,085)	(974)

	Total before tax	(10,746)	(21,650)	(32,243)	(64,995)
	Tax benefit (expense)	4,521	8,473	12,754	26,065

	Net of tax	$(6,225)	$(13,177)	$(19,489)	$(38,930)

Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	$(7,657)	$6,195	$(7,539)	$7,418
Foreign exchange contracts	Cost of goods sold	(3,496)	3,574	(13,199)	11,115
Foreign exchange contracts	Other income (expense), net	(730)	(2,218)	(1,945)	83
Interest rate contracts	Interest expense	(1,028)	(980)	(3,051)	(2,909)

	Total before tax	(12,911)	6,571	(25,734)	15,707
	Tax benefit (expense)	5,074	(2,583)	10,113	(6,173)

	Net of tax	$(7,837)	$3,988	$(15,621)	$9,534

Total reclassifications for the period	Net of tax	$(14,062)	$(9,189)	$(35,110)	$(29,396)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note G for additional details).

Note I – Stock-based Compensation

During the first nine months of 2014, VF granted options to employees and nonemployee members of VF’s Board of Directors to purchase 2,825,207 shares of Common Stock at a weighted average exercise price of $56.86 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Options granted to nonemployee members of VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option–pricing valuation model, which incorporates a range of assumptions for inputs as follows:

Nine Months Ended September 2014
Expected volatility	23% to 29%
Weighted average expected volatility	26%
Expected term (in years)	5.5 to 7.3
Dividend yield	2.1%
Risk-free interest rate	0.1% to 2.7%
Weighted average fair value at date of grant	$12.01

Also during the first nine months of 2014, VF granted 586,769 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three-year profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period. The weighted average fair market value of VF Common Stock at the date the units were granted was $56.86 per share.

The actual number of performance-based RSUs earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. The weighted average grant date fair value of the TSR-based adjustment related to the 2014 RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $1.41 per share.

VF granted 12,595 nonperformance-based restricted stock units to nonemployee members of the Board of Directors during the first nine months of 2014. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $56.79 per share.

VF granted 17,000 nonperformance-based restricted stock units to employees during the first nine months of 2014. These units vest four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $58.89 per share.

VF granted 155,100 restricted shares of VF Common Stock to employees during the first nine months of 2014. These shares generally vest four years from the date of grant. The weighted average fair market value of VF Common Stock at the date the units were granted was $60.21 per share.

Note J – Income Taxes

The effective income tax rate for the first nine months of 2014 was 22.4% compared with 21.7% in the first nine months of 2013. The first nine months of 2014 included a net discrete tax benefit of $17.7 million, which included $4.1 million of prior year refund claims and $10.1 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 1.5%. The first nine months of 2013 included a net discrete tax benefit of $19.0 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which were retroactive to 2012, and $6.9 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 1.8%. Without discrete items, the effective tax rate for the first nine months of 2014 increased by 0.4% compared with the 2013 period primarily due to the impact of tax law changes in the U.S.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous states and foreign jurisdictions. In the U.S., the Internal Revenue Service (“IRS”) examination for tax years 2007, 2008 and 2009 was completed in 2012. VF has appealed the results of the 2007 to 2009 examination to the IRS Appeals office. Tax years prior to 2007 have been effectively settled with the IRS. The IRS commenced its examination of VF’s 2010 and 2011 tax returns during the fourth quarter of 2013, and such examination is still ongoing. During the second quarter of 2014, the IRS completed its examination of Timberland’s 2010 tax return. The examination of Timberland’s 2011 tax return is still ongoing. In addition, VF is currently subject to examinations by various state and foreign tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these examinations and negotiations will conclude during the next 12 months.

During the first nine months of 2014, the amount of net unrecognized tax benefits and associated interest decreased by $1.9 million to $107.7 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $31.7 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $26.5 million would reduce income tax expense.

Note K – Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2014	2013	2014	2013
Coalition revenues:
Outdoor & Action Sports	$2,180,879	$1,971,963	$5,034,670	$4,459,845
Jeanswear	750,446	747,241	2,046,614	2,076,919
Imagewear	292,531	284,480	805,733	779,064
Sportswear	163,442	155,208	435,049	416,919
Contemporary Brands	99,382	104,998	293,737	307,339
Other	33,767	33,379	87,498	89,463

Total coalition revenues	$3,520,447	$3,297,269	$8,703,301	$8,129,549

Coalition profit:
Outdoor & Action Sports	$475,444	$421,177	$880,618	$748,137
Jeanswear	156,998	158,334	386,401	410,551
Imagewear	42,855	40,698	115,944	107,343
Sportswear	22,979	23,987	45,801	52,481
Contemporary Brands	4,869	9,456	21,611	29,910
Other	1,193	(47)	(1,997)	(2,195)

Total coalition profit	704,338	653,605	1,448,378	1,346,227
Corporate and other expenses	(72,865)	(75,152)	(196,507)	(209,185)
Interest expense, net	(20,703)	(19,987)	(59,828)	(61,224)

Income before income taxes	$610,770	$558,466	$1,192,043	$1,075,818

Note L – Earnings Per Share

	Three Months Ended September		Nine Months Ended September
In thousands, except per share amounts	2014	2013	2014	2013
Earnings per share – basic:
Net income	$470,529	$433,761	$925,404	$842,452

Weighted average common shares outstanding	430,638	438,180	432,956	438,516

Earnings per common share	$1.09	$0.99	$2.14	$1.92

Earnings per share – diluted:
Net income	$470,529	$433,761	$925,404	$842,452

Weighted average common shares outstanding	430,638	438,180	432,956	438,516
Incremental shares from stock options and other dilutive securities	6,949	7,440	7,372	7,964

Adjusted weighted average common shares outstanding	437,587	445,620	440,328	446,480

Earnings per common share	$1.08	$0.97	$2.10	$1.89

Outstanding options to purchase 0.1 million shares of Common Stock were excluded from the calculation of diluted earnings per share for the three month periods ended September 2014 and 2013 because the effect of their inclusion would have been antidilutive. Outstanding options to purchase 1.8 million and 1.2 million shares of Common Stock were excluded from the calculation of diluted earnings per share for the nine month periods ended September 2014 and 2013, respectively, because the effect of their inclusion would have been antidilutive. In addition, 1.3 million and 1.7 million of performance-based restricted stock units were excluded from the calculation of diluted earnings per share for the three and nine month periods ended September 2014 and September 2013, respectively, because these units are not considered to be contingent outstanding shares.

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total	Fair Value Measurement Using (a)
In thousands	Fair Value	Level 1	Level 2	Level 3
September 2014
Financial assets:
Cash equivalents:
Money market funds	$172,191	$172,191	$—	$—
Time deposits	112,886	112,886	—	—
Derivative financial instruments	57,213	—	57,213	—
Investment securities	229,965	209,227	20,738	—
Other marketable securities	5,520	5,520	—	—
Financial liabilities:
Derivative financial instruments	31,138	—	31,138	—
Deferred compensation	287,353	—	287,353	—
December 2013
Financial assets:
Cash equivalents:
Money market funds	$352,942	$352,942	$—	$—
Time deposits	121,097	121,097	—	—
Derivative financial instruments	16,088	—	16,088	—
Investment securities	214,035	193,540	20,495	—
Other marketable securities	5,809	5,809	—	—
Financial liabilities:
Derivative financial instruments	46,791	—	46,791	—
Deferred compensation	274,659	—	274,659	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first nine months of 2014 or the year ended December 2013.

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

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2014 and December 2013, their carrying values approximated their fair values. Additionally, at September 2014 and December 2013, the carrying value of VF’s long-term debt, including the current portion, was $1,428.7 million and $1,432.0 million, respectively, compared with a fair value of $1,656.9 million and $1,568.4 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note N – Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $1.8 billion at September 2014, $1.9 billion at December 2013, and $2.1 billion at September 2013, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on a gross basis by individual contract:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	September 2014	December 2013	September 2013	September 2014	December 2013	September 2013
Foreign currency exchange contracts designated as hedging instruments	$57,009	$15,964	$12,685	$(29,419)	$(46,627)	$(37,376)
Foreign currency exchange contracts not designated as hedging instruments	204	124	47	(1,719)	(164)	(315)

Total derivatives	$57,213	$16,088	$12,732	$(31,138)	$(46,791)	$(37,691)

VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. However, if VF were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of September 2014, December 2013 and September 2013 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	September 2014		December 2013		September 2013
In thousands	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$57,213	$(31,138)	$16,088	$(46,791)	$12,732	$(37,691)
Gross amounts not offset in the Consolidated Balance Sheets	(22,863)	22,863	(11,641)	11,641	(10,497)	10,497

Net amounts	$34,350	$(8,275)	$4,447	$(35,150)	$2,235	$(27,194)

Derivatives are classified as current or noncurrent based on their maturity dates, as follows:

In thousands	September 2014	December 2013	September 2013
Other current assets	$41,875	$12,699	$12,257
Accrued liabilities (current)	(25,177)	(36,622)	(28,743)
Other assets (noncurrent)	15,338	3,389	475
Other liabilities (noncurrent)	(5,961)	(10,169)	(8,948)

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended September		Gain (Loss) on Derivatives Recognized in OCI Nine Months Ended September
Cash Flow Hedging Relationships	2014	2013	2014	2013
Foreign currency exchange	$51,351	$(54,432)	$43,586	$(2,032)

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCI into Income Nine Months Ended September
Location of Gain (Loss)	2014	2013	2014	2013
Net sales	$(7,657)	$6,195	$(7,539)	$7,418
Cost of goods sold	(3,496)	3,574	(13,199)	11,115
Other income (expense), net	(730)	(2,218)	(1,945)	83
Interest expense	(1,028)	(980)	(3,051)	(2,909)

Total	$(12,911)	$6,571	$(25,734)	$15,707

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

	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended September		Gain (Loss) on Derivatives Recognized in Income Nine Months Ended September
In thousands Derivatives Not Designated as Hedges		2014	2013	2014	2013
Foreign currency exchange	Other income (expense), net	$35	$(6,402)	$(4,835)	$(2,404)

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and nine month periods ended September 2014 and September 2013.

At September 2014, accumulated OCI included $8.5 million of pretax net deferred gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI was $32.5 million at September 2014, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. Of the $32.5 million, approximately $4.2 million is expected to be reclassified to earnings during the next 12 months.

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

Note P – Subsequent Events

On October 16, 2014, VF’s Board of Directors declared a quarterly cash dividend of $0.32 per share, payable on December 19, 2014 to stockholders of record on December 9, 2014.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.

Highlights of the Third Quarter of 2014

•	Revenues grew to $3.5 billion, an increase of 7% from the third quarter of 2013.

•	Outdoor & Action Sports revenues rose 11% over the 2013 quarter with double-digit percentage growth in every region.

•	International revenues increased 9% over the 2013 quarter with continued strong growth in Europe and Asia Pacific.

•	Direct-to-consumer revenues were up 16% and accounted for 22% of VF’s total revenues in the quarter.

•	Earnings per share increased 11% to $1.08 from $0.97 in the 2013 quarter.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable periods in 2013:

In millions	Third Quarter	Nine Months
Total revenues – 2013	$3,297.3	$8,129.5
Operations	236.2	577.2
Impact of foreign currency translation	(13.1)	(3.4)

Total revenues – 2014	$3,520.4	$8,703.3

VF reported revenue growth of 7% in both the third quarter and first nine months of 2014 driven by growth in the Outdoor & Action Sports coalition, and continued strength in the international and direct-to-consumer businesses. Additional details on revenues are provided in the section titled “Information by Business Segment.”

VF’s foreign currency exposure primarily relates to business conducted in euro-based countries. In addition, VF conducts business in other developed and emerging markets around the world that results in exposure to foreign currencies other than the euro. The impact of foreign currency translation was not material to VF’s consolidated operating results for the third quarter and first nine months of 2014.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Third Quarter		Nine Months
	2014	2013	2014	2013
Gross margin (total revenues less cost of goods sold)	48.3%	47.6%	48.7%	48.0%
Selling, general and administrative expenses	30.4%	30.0%	34.3%	34.0%

Operating income	18.0%	17.6%	14.4%	14.0%

Gross margin improved 70 basis points in both the third quarter and first nine months of 2014 compared with the 2013 periods. The improvements in both 2014 periods were primarily driven by the continued shift in our revenue mix towards higher margin businesses, including Outdoor and Action Sports, international and direct-to-consumer. As further discussed in the Direct-to-Consumer Operations section, the change in classification of retail concession fees improved gross margin and increased the ratio of selling, general and administration expenses to revenues. Gross margin improved by approximately 20 basis points in both the third quarter and first nine months of 2014 due to this change in classification of retail concession fees.

Selling, general and administrative expenses as a percentage of total revenues increased 40 basis points during the third quarter and 30 basis points during the first nine months of 2014 compared with the 2013 periods. Excluding the impact of the aforementioned change in classification of retail concession fees, the percentage of selling, general and administrative expenses to revenues increased 10 basis points in the third quarter and did not change during the first nine months compared with the 2013 periods, as the impact from increased investments in direct-to-consumer businesses and marketing was offset by the leverage of operating expenses on higher revenues. The aforementioned change in classification of retail concession fees increased the ratio of selling, general and administrative expenses to revenues by approximately 30 basis points in both the third quarter and first nine months of 2014 compared with the 2013 periods.

Net interest expense increased by $0.7 million in the third quarter and decreased by $1.4 million in the first nine months of 2014 from the comparable periods in 2013. The third quarter increase in net interest expense was primarily due to lower amounts of interest capitalized for significant projects and higher average levels of short-term borrowings compared with the 2013 period. Partially offsetting the third quarter increase and driving the decrease in the first nine months of 2014 was the repayment of $400 million of floating rate notes during the third quarter of 2013, and increased interest income on cash equivalents. Total outstanding debt averaged $1.8 billion for the first nine months of 2014 and $1.9 billion for the same period in 2013. The weighted average interest rates on total outstanding debt were 4.6% and 4.4% for the first nine months of 2014 and 2013, respectively.

The effective income tax rate for the first nine months of 2014 was 22.4% compared with 21.7% in the first nine months of 2013. The first nine months of 2014 included a net discrete tax benefit of $17.7 million, which included $4.1 million of prior year refund claims and $10.1 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 1.5%. The first nine months of 2013 included a net discrete tax benefit of $19.0 million, which included $8.3 million of tax benefits related to the extension of certain tax credits and other provisions of the Internal Revenue Code enacted in 2013 which were retroactive to 2012, and $6.9 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 1.8%. Without discrete items, the effective tax rate for the first nine months of 2014 increased by 0.4% compared with the 2013 period primarily due to the impact of tax law changes in the U.S.

Net income for the third quarter of 2014 increased to $470.5 million ($1.08 per share) compared with $433.8 million ($0.97 per share) in 2013. Net income for the first nine months of 2014 increased to $925.4 million ($2.10 per share) compared with $842.5 million ($1.89 per share) in 2013. The increases in earnings per share for the third quarter and first nine months of 2014 compared with the 2013 periods resulted primarily from improved operating performance, as discussed in the “Information by Business Segment” section below, as well as the other factors described above.

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

The following tables present a summary of the changes in coalition revenues and coalition profit for the third quarter and first nine months of 2014 from the comparable periods in 2013:

Coalition revenues:

	Third Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition revenues – 2013	$1,972.0	$747.2	$284.5	$155.2	$105.0	$33.4	$3,297.3
Operations	213.7	11.3	8.4	8.2	(5.8)	0.4	236.2
Impact of foreign currency translation	(4.8)	(8.1)	(0.4)	—	0.2	—	(13.1)

Coalition revenues – 2014	$2,180.9	$750.4	$292.5	$163.4	$99.4	$33.8	$3,520.4

	Nine Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition revenues – 2013	$4,459.8	$2,076.9	$779.1	$416.9	$307.3	$89.5	$8,129.5
Operations	552.6	(5.2)	29.3	18.1	(15.6)	(2.0)	577.2
Impact of foreign currency translation	22.3	(25.1)	(2.7)	—	2.1	—	(3.4)

Coalition revenues – 2014	$5,034.7	$2,046.6	$805.7	$435.0	$293.8	$87.5	$8,703.3

Coalition profit:

	Third Quarter
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition profit (loss) – 2013	$421.2	$158.3	$40.7	$24.0	$9.5	$(0.1)	$653.6
Operations	57.1	(0.9)	2.3	(1.0)	(4.5)	1.2	54.2
Impact of foreign currency translation	(2.9)	(0.4)	(0.1)	—	(0.1)	—	(3.5)

Coalition profit – 2014	$475.4	$157.0	$42.9	$23.0	$4.9	$1.1	$704.3

	Nine Months
	Outdoor &				Contemporary
In millions	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Other	Total
Coalition profit (loss) – 2013	$748.1	$410.6	$107.3	$52.5	$29.9	$(2.2)	$1,346.2
Operations	132.0	(24.2)	9.2	(6.7)	(8.4)	0.3	102.2
Impact of foreign currency translation	0.5	—	(0.6)	—	0.1	—	0.0

Coalition profit (loss) – 2014	$880.6	$386.4	$115.9	$45.8	$21.6	$(1.9)	$1,448.4

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports:

	Third Quarter		Percent	Nine Months		Percent
Dollars in millions	2014	2013	Change	2014	2013	Change
Coalition revenues	$2,180.9	$1,972.0	10.6%	$5,034.7	$4,459.8	12.9%
Coalition profit	475.4	421.2	12.9%	880.6	748.1	17.7%
Operating margin	21.8%	21.4%		17.5%	16.8%

Coalition revenues for Outdoor & Action Sports increased 11% in the third quarter of 2014 compared with 2013 primarily due to growth in The North Face®, Vans® and Timberland® brands, which achieved global revenue growth of 9%, 12% and 15%, respectively. Revenues in the Americas, European and Asia Pacific regions increased 11%, 10% and 13%, respectively, in the third quarter of 2014.

Coalition revenues for Outdoor & Action Sports increased 13% in the first nine months of 2014 compared with the 2013 period primarily due to growth in The North Face®, Vans® and Timberland® brands, which grew 11%, 17% and 15%, respectively. Revenues in the Americas, European and Asia Pacific regions rose 13%, 12% and 17%, respectively, in the first nine months of 2014.

Global revenue increases in the third quarter and first nine months of 2014 were driven by growth in both the direct-to-consumer and wholesale businesses. Direct-to-consumer revenues for Outdoor & Action Sports increased 20% and 21% in the third quarter and first nine months of 2014, respectively. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth. Wholesale revenues increased 8% and 10% in the third quarter and first nine months of 2014, respectively, driven primarily by growth in The North Face®, Vans® and Timberland® brands.

Operating margin improved 40 and 70 basis points in the third quarter and first nine months of 2014, respectively, compared with the 2013 periods. The increases for both periods were primarily driven by a shift in business mix towards higher margin businesses and the leverage of operating expenses on higher revenues, partially offset by increased investments in direct-to-consumer businesses and marketing.

Jeanswear:

	Third Quarter		Percent	Nine Months		Percent
Dollars in millions	2014	2013	Change	2014	2013	Change
Coalition revenues	$750.4	$747.2	0.4%	$2,046.6	$2,076.9	(1.5%)
Coalition profit	157.0	158.3	(0.8%)	386.4	410.6	(5.9%)
Operating margin	20.9%	21.2%		18.9%	19.8%

Global Jeanswear revenues were up slightly in the third quarter and decreased 1% in the first nine months of 2014 compared with the 2013 periods. Revenues in the Americas region declined 3% in the third quarter and 5% in the first nine months of 2014. These declines were due to ongoing pressure in the U.S. mid-tier and department store channels and unfavorable consumer trends in women’s denim, resulting in Lee® brand revenues in the Americas region declining by a low double-digit percentage rate in both the third quarter and first nine months of 2014 compared with the 2013 periods. Wrangler® brand revenues in the Americas region increased by a low single-digit percentage rate in both the third quarter and first nine months of 2014 compared with the 2013 periods.

Partially offsetting the revenue decreases in the Americas region were increases in the Asia Pacific region of 31% and 16% for the third quarter and first nine months of 2014, respectively, primarily due to wholesale growth in the Lee® brand. Revenues in Europe were down 2% in the third quarter, as decreases in the Wrangler® brand revenues were partially offset by growth in the Lee® brand. European revenues increased 6% in the first nine months of 2014, driven by wholesale growth in the Lee® and Wrangler® brands.

Operating margin decreased 30 and 90 basis points in the third quarter and first nine months of 2014, respectively, compared with the 2013 periods. The decreases were primarily due to initiatives to liquidate excess inventory, and lower sales volume in North America, partially offset by effective control of operating expenses.

Imagewear:

	Third Quarter		Percent	Nine Months		Percent
Dollars in millions	2014	2013	Change	2014	2013	Change
Coalition revenues	$292.5	$284.5	2.8%	$805.7	$779.1	3.4%
Coalition profit	42.9	40.7	5.3%	115.9	107.3	8.0%
Operating margin	14.6%	14.3%		14.4%	13.8%

Imagewear revenues increased 3% in both the third quarter and first nine months of 2014 compared with the 2013 periods. The Image business (occupational apparel and uniforms) grew 10% and 6% in the third quarter and first nine months of 2014, respectively, led by its industrial and government sectors. Revenues for the Licensed Sports Group business (athletic apparel) declined 4% in the third quarter and increased 1% in the first nine months of 2014 compared with the 2013 periods. Effective in the first quarter of 2014, the Licensed Sports Group strategically transitioned the youth business for Major League Baseball to a licensed model, which negatively impacted coalition revenues by 2% in both the third quarter and first nine months of 2014.

Operating margin increased 30 and 60 basis points during the third quarter and first nine months of 2014, respectively, compared with the 2013 periods primarily due to favorable customer and product mix in the Image business. In addition, operating margin in the first nine months of 2014 was positively impacted by favorable product mix in the Licensed Sports Group business during the first quarter of 2014.

Sportswear:

	Third Quarter		Percent	Nine Months		Percent
Dollars in millions	2014	2013	Change	2014	2013	Change
Coalition revenues	$163.4	$155.2	5.3%	$435.0	$416.9	4.3%
Coalition profit	23.0	24.0	(4.2%)	45.8	52.5	(12.7%)
Operating margin	14.1%	15.5%		10.5%	12.6%

Sportswear revenues increased 5% and 4% in the third quarter and first nine months of 2014, respectively, compared with the 2013 periods. The increases in both 2014 periods were driven by increases in Kipling® brand revenues in North America of 22% in the third quarter and 20% in the first nine months of 2014, reflecting growth in both the direct-to-consumer and wholesale channels. Nautica® brand revenues increased 2% and 1% during the third quarter and first nine months of 2014, respectively, as growth in the direct-to-consumer business was partially offset by declines in wholesale revenues due to challenges in the U.S. department store channel.

Operating margin declined 140 and 210 basis points in the third quarter and first nine months of 2014, respectively, compared with the 2013 periods. The decreases for both periods were primarily driven by a decline in gross margin due to higher levels of promotional activity in the wholesale channel, and increased investments in infrastructure and direct-to-consumer businesses, partially offset by a shift in business mix towards the higher margin Kipling® brand business.

Contemporary Brands:

	Third Quarter		Percent	Nine Months		Percent
Dollars in millions	2014	2013	Change	2014	2013	Change
Coalition revenues	$99.4	$105.0	(5.3%)	$293.8	$307.3	(4.4%)
Coalition profit	4.9	9.5	(48.5%)	21.6	29.9	(27.7%)
Operating margin	4.9%	9.0%		7.4%	9.7%

Revenues for Contemporary Brands decreased 5% and 4% in the third quarter and first nine months of 2014, respectively, compared with the 2013 periods, due to challenging consumer trends in women’s contemporary apparel and premium denim. Wholesale revenues decreased 13% and 12% during the third quarter and first nine months of 2014, respectively, and were partially offset by increases in direct-to-consumer revenues of 11% in each of the respective periods. Effective in the first quarter of 2014, management strategically transitioned a portion of the youth business to a licensed model, which negatively impacted revenues by 3% in both the third quarter and first nine months of 2014.

Operating margin decreased 410 and 230 basis points in the third quarter and first nine months of 2014, respectively, compared with the 2013 periods primarily due to the cost of store openings and higher selling, general and administrative costs as a percentage of revenues resulting from the sales decline.

Other:

	Third Quarter		Percent	Nine Months		Percent
Dollars in millions	2014	2013	Change	2014	2013	Change
Coalition revenues	$33.8	$33.4	1.2%	$87.5	$89.5	(2.2%)
Coalition profit (loss)	1.1	(0.1)		(1.9)	(2.2)
Operating margin	3.5%	(0.3%)		(2.3%)	(2.5%)

VF Outlet® stores in the U.S. sell VF branded products at prices that are generally higher than what could be realized through external channels, as well as other non-VF products. Revenues and profits of VF branded products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF branded products are reported in this “other” category.

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

	Third Quarter		Percent	Nine Months		Percent
Dollars in millions	2014	2013	Change	2014	2013	Change
Corporate and other expenses	$72.9	$75.2	(3.0%)	$196.5	$209.2	(6.1%)
Interest expense, net	20.7	20.0	3.6%	59.8	61.2	(2.3%)

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared services, (ii) corporate headquarters’ costs and (iii) other income and expenses. Other income and expenses includes costs of corporate programs and initiatives; costs of registering, maintaining and enforcing certain VF trademarks; and miscellaneous costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The current year service cost component of pension cost related to the coalitions is allocated to the coalitions, while the remaining cost components, totaling $8.0 million and $24.0 million for the third quarter and first nine months of 2014, respectively, and $15.2 million and $45.7 million for the third quarter and first nine months of 2013, respectively, are reported in corporate and other expenses.

International Operations

International revenues grew 9% in the third quarter and 11% in the first nine months of 2014 compared with the 2013 periods. Revenues in Europe rose 8% in the third quarter and 11% in the first nine months of 2014 with positive results from most VF brands sold in that region. In the Asia Pacific region, revenues increased 18% in the third quarter and 17% in the first nine months of 2014, primarily driven by growth in China. Revenues in the Americas (non-U.S.) region increased 4% and 3% during the third quarter and first nine months of 2014, respectively. International revenues were 41% and 40% of total VF sales in the third quarter of 2014 and 2013, respectively, and 40% and 39% of total VF sales in the first nine months of 2014 and 2013, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 16% in the third quarter and 17% in the first nine months of 2014 with double-digit increases in all regions and growth in nearly every VF brand with a retail format. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth. VF opened 49 stores in the third quarter and 113 stores in the first nine months of 2014, bringing the total number of VF-owned retail stores to 1,333 at September 2014. Direct-to-consumer revenues reached 22% of total revenues in the third quarter of 2014 compared with 20% (19% prior to the concession classification change discussed below) in the 2013 period. Direct-to-consumer revenues were 23% of total revenues in the first nine months of 2014 compared with 21% (20% prior to the concession classification change) in the 2013 period.

Concessions are retail store locations, which are all outside the U.S., where VF is responsible for all aspects of operations without ownership of the retail space. Under typical concession arrangements, VF pays a concession fee for use of the space based on a percentage of retail sales. Beginning in 2014, we have included all revenues from concessions in our direct-to-consumer revenues. In addition, we began classifying all concession fees as a component of selling, general and administrative expenses instead of the previous treatment as an offset to revenue in the Consolidated Statement of Income. We made these changes to better represent the operations of our direct-to-consumer business. These changes in classification did not impact operating income, and 2013 reported balances have not been restated in the Consolidated Statement of Income because the impact is immaterial. However, comparative references to direct-to-consumer and wholesale revenue growth rates reflect the reclassification of concession revenues to the direct-to-consumer channel as if the change had occurred at the beginning of each reporting period.

Analysis of Financial Condition

Balance Sheets

The following discussion refers to significant changes in balances at September 2014 compared with December 2013:

•	Increase in accounts receivable—due to the seasonality of the business.

•	Increase in inventories—due to the seasonality of the business and anticipated sales growth in the fourth quarter of 2014.

•	Increase in other current assets—primarily due to higher prepaid income taxes and unrealized hedging gains.

•	Decrease in intangible assets—primarily due to foreign currency rate fluctuations and amortization expense.

•	Increase in short-term borrowings—due to commercial paper borrowings used to support seasonal working capital requirements and share repurchases in the first nine months of 2014.

The following discussion refers to significant changes in balances at September 2014 compared with September 2013:

•	Increase in accounts receivable—resulting from an increase in wholesale revenues for the third quarter of 2014.

•	Increase in other current assets— primarily due to higher prepaid income taxes and unrealized hedging gains.

•	Decrease in intangible assets—primarily due to foreign currency rate fluctuations and amortization expense.

•	Increase in other assets—driven by increases in assets held for deferred compensation plans and deferred software costs primarily related to i) system implementations and ii) a new software license agreement that supports our e-commerce infrastructure and other key business functions.

•	Increase in short-term borrowings—due to commercial paper borrowings used to support seasonal working capital requirements and higher levels of share repurchases.

•	Decrease in other long term liabilities—primarily due to a decrease in the underfunded status of the defined benefit pension plan.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	September 2014	December 2013	September 2013
Working capital	$2,257.7	$2,315.0	$2,039.2
Current ratio	2.0 to 1	2.5 to 1	2.0 to 1
Debt to total capital ratio	26.2%	19.3%	25.2%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total net capital (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents) was 21.3% at September 2014, 10.0% at December 2013 and 21.9% at September 2013.

In summary, our cash flows were as follows:

	Nine Months
In thousands	2014	2013
Net cash provided by operating activities	$366,846	$418,076
Net cash used by investing activities	(255,033)	(255,288)
Net cash used by financing activities	(376,770)	(441,660)

Cash Provided by Operating Activities

VF’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Cash provided by operating activities for the first nine months of 2014 decreased to $366.8 million from $418.1 million for the 2013 period. The decline is due to an increase in net cash usage from working capital changes, partially offset by an increase in net income and a $100.0 million discretionary defined benefit plan contribution in the first quarter of 2013 that did not recur in 2014.

Cash Used by Investing Activities

Cash used by investing activities for the first nine months of 2014 decreased to $255.0 million from $255.3 million in 2013. VF’s investing activities in the first nine months of 2014 related primarily to capital expenditures of $171.6 million and software purchases of $66.8 million. Capital expenditures decreased $31.9 million compared with the 2013 period due to the completion of a number of significant projects during 2013. Software purchases increased $24.9 million over the 2013 period due to system implementations and a new software license agreement that supports our e-commerce infrastructure and other key business functions.

Cash Used by Financing Activities

Cash used by financing activities in the first nine months of 2014 was $376.8 million compared with $441.7 million in the first nine months of 2013. The decrease was primarily due to the repayment of $400 million of floating rate notes during the third quarter of 2013 and an increase in short-term borrowings, partially offset by higher levels of share repurchases and cash dividends paid.

During the first nine months of 2014, VF purchased 12.0 million shares of its Common Stock in open market transactions at a total cost of $727.5 million (average price per share of $60.46). During the first nine months of 2013, VF purchased 6.8 million shares of its Common Stock in open market transactions at a total cost of $281.5 million (average price per share of $41.17). As of the end of the third quarter of 2014, the Company had 40.7 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”), which supports its $1.25 billion U.S. commercial paper program for short-term seasonal working capital requirements and corporate operations. The Global Credit Facility expires in December 2016. Commercial paper borrowings and standby letters of credit issued as of September 2014 were $615.0 million and $16.6 million, respectively, leaving $618.4 million available for borrowing against this facility at September 2014.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of September 2014, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.

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

Management’s Discussion and Analysis in the 2013 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2013 that would require the use of funds. Since the filing of the 2013 Form 10-K, there have been no material changes in the disclosed amounts, except as noted below:

•	Inventory purchase obligations increased by approximately $114.4 million at the end of September 2014 due to the seasonality of VF’s businesses.

Additionally, in the third quarter of 2014, VF agreed to guarantee up to $10 million of loans issued by the International Finance Corporation, a member of the World Bank Group, to VF suppliers in Bangladesh. The financing will be used to fund building upgrades and fire and safety improvements in vendor factories. There were no borrowings at the end of September 2014.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, the overall level of consumer demand for apparel, footwear and accessories; fluctuations in the price, availability and quality of raw materials and contracted products; disruption to VF’s distribution system; disruption and volatility in the global capital and credit markets; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; VF’s response to changing fashion trends; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF and its customers’ ability to maintain the strength and security of information technology systems; adverse unseasonable weather conditions; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; maintenance by VF’s licensees and distributors of the value of VF’s brands; foreign currency fluctuations; changes in tax liabilities; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

There were no issuer purchases of equity securities in the third quarter of 2014.

Third Quarter 2014	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
June 29 – July 26, 2014	—	$—	—	40,728,776
July 27 – August 23, 2014	—	—	—	40,728,776
August 24 – September 27, 2014	—	—	—	40,728,776

Total	—		—

Item 6 — Exhibits

10.1	Twelfth Supplemental Annual Benefit Determination pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan

31.1	Certification of Eric C. Wiseman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert K. Shearer, Senior Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Eric C. Wiseman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert K. Shearer, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Robert K. Shearer
Robert K. Shearer
Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Date: November 4, 2014	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President — Controller (Chief Accounting Officer)