Form 10-K
period 2015-01-03
V F CORP
filed 2015-03-03
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

Commission file number: 1-5256

V. F. CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1180120
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

105 Corporate Center Boulevard

Greensboro, North Carolina 27408

(Address of principal executive offices)

(336) 424-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value, stated capital $.25 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    YES  ☐        NO  ☒

The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on June 28, 2014, the last day of the registrant’s second fiscal quarter, was approximately $21,575,000,000 based on the closing price of the shares on the New York Stock Exchange.

As of January 31, 2015, there were 427,949,075 shares of Common Stock of the registrant outstanding.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This document (excluding exhibits) contains 109 pages.

The exhibit index begins on page 56.

PART I

Item 1.    Business.

V.F. Corporation, organized in 1899, is a global leader in the design, manufacturing, marketing and distribution of branded lifestyle apparel, footwear and accessories. Unless the context indicates otherwise, the terms “VF,” “we,” “us” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries.

VF will grow by building leading lifestyle brands that excite consumers around the world. The company’s diverse portfolio of more than 30 brands reflects the company’s 115-year history of achievement and growth. These powerful brands and VF’s ability to connect with a broad base of consumers, as diverse as the company’s portfolio, create an unparalleled opportunity for sustainable, long-term growth. VF’s approach to growth is focused on four fundamental drivers:

•	Lead in innovation by increasing VF’s pipeline of compelling new products and technologies;

•	Connect with consumers by creating consistent and compelling engagements;

•	Serve consumers directly, reaching them across multiple channels — wherever and whenever they shop; and,

•	Expand geographically, taking advantage of VF’s scale within every region and channel in which we operate.

VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, denim, backpack, luggage, accessory, sportswear, occupational and performance apparel categories. Our largest brands are The North Face®, Vans®, Timberland®, Wrangler®, Lee® and Nautica®. Our products are marketed to consumers shopping in specialty stores, upscale and traditional department stores, national chains, mass merchants and our own direct-to-consumer operations.

Our direct-to-consumer business includes VF-operated stores, concession retail stores and e-commerce sites. Revenues from the direct-to-consumer business represented 26% of VF’s total 2014 revenues.

Many of our brands sell products in international markets through licensees, distributors and independently-operated partnership stores. To provide diversified products across multiple channels of distribution in different geographic areas, we balance efficient and flexible owned manufacturing with sourcing of finished goods from independent contractors. We utilize state-of-the-art technologies for inventory replenishment that enable us to effectively and efficiently get the right assortment of products that match consumer demand. In 2014, VF derived approximately 70% of its revenues from the Americas region, 20% from Europe and 10% from its Asia Pacific business.

For both management and internal financial reporting purposes, VF is organized by groupings of businesses called “coalitions”. The five coalitions are Outdoor & Action Sports, Jeanswear, Imagewear, Sportswear and Contemporary Brands. These coalitions are our reportable segments for financial reporting purposes. Coalition management has the responsibility to build and operate their brands, with certain financial, administrative and systems support and disciplines provided by central functions within VF.

The following table summarizes VF’s primary owned and licensed brands by coalition:

Coalition	Primary Brands	Primary Products
Outdoor & Action Sports	The North Face®	High performance outdoor apparel, footwear, equipment, accessories
	Vans®	Youth culture/action sports-inspired footwear, apparel, accessories
	Timberland®	Outdoor lifestyle footwear, apparel, accessories
	Kipling® (outside North America)	Handbags, luggage, backpacks, totes, accessories
	Napapijri®	Premium outdoor apparel, footwear, accessories
	Jansport®	Backpacks, luggage, apparel
	Reef®	Surfing-inspired footwear, apparel, accessories
	Smartwool®	Performance-based merino wool socks, apparel, accessories
	Eastpak®	Backpacks, luggage
	lucy®	Women’s activewear
	Eagle Creek®	Luggage, backpacks, travel accessories
Jeanswear	Wrangler®	Denim, casual apparel, footwear, accessories
	Lee®	Denim, casual apparel
	Lee Casuals®	Denim, casual apparel
	Riders by Lee®	Denim, casual apparel
	Rustler®	Denim, casual apparel
	Timber Creek by Wrangler®	Denim, casual apparel
	Rock & Republic®	Denim, casual apparel, footwear
Imagewear	Red Kap®	Occupational apparel
	Bulwark®	Protective occupational apparel
	Horace Small®	Occupational apparel
	Majestic®	Athletic apparel, fanwear
	MLB® (licensed)	Licensed athletic apparel
	NFL® (licensed)	Licensed athletic apparel
	Harley-Davidson® (licensed)	Licensed apparel
Sportswear	Nautica®	Sportswear apparel, luggage, accessories
	Kipling® (within North America)	Handbags, luggage, backpacks, totes, accessories
Contemporary Brands	7 For All Mankind®	Premium denim, apparel, footwear, accessories
	Splendid®	Premium lifestyle apparel, footwear, accessories
	Ella Moss®	Premium lifestyle apparel, footwear, accessories

Financial information regarding VF’s coalitions is included in Note Q to the consolidated financial statements, which are included at Item 8 of this report.

Outdoor & Action Sports Coalition

Our Outdoor & Action Sports coalition, VF’s largest and fastest growing business, is a group of authentic outdoor and activity-based lifestyle brands. Product offerings include performance-based apparel, sportswear, footwear, equipment, backpacks, luggage and accessories.

The North Face® is the largest brand in our Outdoor & Action Sports coalition and features performance-based apparel, outerwear, sportswear, and footwear for men, women and children. Its equipment line includes tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme winter sport activities, such as high altitude mountaineering, skiing, snowboarding, and ice and rock climbing. The North Face® products are marketed globally, primarily through specialty outdoor and premium sporting goods stores, over 150 VF-operated stores, more than 400 independently-operated partnership stores, and online at www.thenorthface.com.

The Vans® brand offers performance and casual footwear and apparel targeting younger consumers that sit at the center of action sports, art, music and street fashion. Products are available globally through chain stores, skate, surf and specialty stores, over 250 independently-operated partnership stores, more than 450 VF-owned retail stores, and online at www.vans.com.

Timberland® is an authentic New England brand offering outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® products globally through chain, department and specialty stores, through independent distributors and licensees, over 200 VF-operated stores and over 900 independently-operated partnership stores. We also sell our products online at www.timberland.com.

The Kipling® brand’s fashionable and colorful handbags, luggage, backpacks, totes and accessories are both practical and durable. Products are sold in Europe, Asia and South America through specialty and department stores, over 270 independently-operated partnership locations as well as 50 VF-operated retail stores and at www.kipling.com. The Kipling® brand’s North American business is included in the Sportswear coalition.

The Napapijri® brand offers premium-priced performance outdoor-inspired casual outerwear, sportswear and accessories for men, women and children in Europe and Asia. Products are sold to specialty shops through over 30 VF-operated stores, over 170 independently-operated partnership locations, and online at www.napapijri.com.

JanSport® backpacks, duffel bags, luggage, fleece and accessories are sold in North America through department, office supply and chain stores, as well as sports specialty stores and college bookstores. JanSport® products are also sold online at www.jansport.com.

The Reef® brand of surf-inspired products includes sandals, shoes, swimwear, casual apparel and accessories for men, women and children. Products are sold primarily in North America, Europe and South America to surf shops, sporting goods and specialty chains, department stores and global distributors. Products are also sold online at www.reef.com.

The SmartWool® brand offers active outdoor consumers a premium, technical layering system of merino wool socks, apparel and accessories that are designed to work together in fit, form and function. SmartWool® products are sold through premium outdoor and specialty retailers primarily in the U.S. and Europe, and online at www.smartwool.com.

In Europe, Eastpak® backpacks, travel bags and luggage are sold primarily through department and specialty stores and online at www.eastpak.com. Eastpak® products are also marketed throughout Asia by licensees and distributors.

The lucy® brand of activewear is designed for style, performance and fit that can be worn by today’s woman from workout to weekend. lucy® apparel is sold in the U.S. through more than 60 VF-operated lucy® brand stores, on a wholesale basis to U.S. specialty and premium sporting goods retailers, and online at www.lucy.com.

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

Jeanswear Coalition

Our Jeanswear coalition markets denim and related casual apparel products in the U.S. and in many international markets. The largest of these brands, the Lee® and Wrangler® brands, have long-standing traditions as American jeans brands as they were established in 1889 and 1947, respectively.

Wrangler® brand denim, apparel, accessories and footwear are offered in the U.S. through wholesale accounts, including mass merchants and mid-tier department stores, VF-operated stores and online at www.wrangler.com. Wrangler® westernwear is distributed primarily through western specialty stores, as well as various online retail sites. Lee® brand products are sold in the U.S., primarily through mid-tier department stores and specialty stores, and online at www.lee.com. The Rustler® and Riders® by Lee® brands are marketed to mass merchant and regional discount stores. Additionally, we own the Rock & Republic® brand, and have an exclusive wholesale distribution and licensing arrangement with Kohl’s Corporation that covers all Rock & Republic® brand apparel, accessories, and other merchandise in the U.S. and Canada.

Wrangler® and Lee® products outside of the U.S. have a higher fashion consideration and, as a result, higher selling prices. The international jeans market is much more fragmented than the U.S. market, with competitors ranging from global brands to a number of smaller brands marketed in a specific country or region.

VF’s largest international jeanswear businesses are located in Europe and Asia, where Wrangler® and Lee® products are sold through department, specialty and concession retail stores. We also market Wrangler® and Lee® products to mass merchant, department and specialty stores in Canada and Mexico, as well as to department and specialty stores in South America. In key international markets, we are expanding our reach through VF-operated stores, which are an important vehicle for presenting our brands’ image and marketing message directly to consumers. We currently have more than 75 VF-operated stores primarily located in Europe, South America, and Asia, and are continuing to expand our brands in emerging markets. In international markets where VF does not have retail operations, Wrangler® and Lee® products are marketed through distributors, agents, licensees and over 850 single brand or multi-brand partnership stores.

Our world-class supply chain, including owned manufacturing facilities along with advanced vendor-managed inventory and retail floor space management programs with many of our major retailer customers, gives us a competitive advantage in our U.S. jeanswear business. We receive point-of-sale information from these customers on a daily or weekly basis, at an individual store and style-size-color stock keeping unit level. We then ship products based on that customer data to ensure their selling floors are appropriately stocked with products that match their shoppers’ needs. Our system capabilities allow us to analyze our retail customers’ sales, demographic and geographic data to develop product assortment recommendations that maximize the productivity of their jeanswear selling space and optimize their inventory investment.

We intend to drive growth through superior consumer insight and marketing strategies and continuous product innovation. Growth in the U.S. will be focused in the mass market and western specialty businesses, and international growth will be driven by expansion of our existing businesses in Asia, Latin America and key European markets.

Imagewear Coalition

Our Imagewear coalition consists of the Image business (occupational workwear apparel and uniforms) and the Licensed Sports Group (“LSG”) business (owned and licensed athletic apparel). The Image and LSG businesses represent approximately 56% and 44%, respectively, of total coalition revenues.

The Image business provides uniforms and career occupational apparel for workers in North America and internationally, under the Red Kap® brand (premium workwear), the Bulwark® brand (flame resistant and protective apparel primarily for the petrochemical, utility and mining industries) and the Horace Small® brand (apparel for law enforcement and public safety personnel). Products include a wide range of functionally designed shirts, pants, coveralls and outerwear. Image revenues are significantly correlated with the overall level of employment in the U.S.

Approximately 70% of Image revenues are from industrial laundries, resellers and distributors that in turn supply customized workwear to employers for production, service and white-collar personnel. Since industrial laundries and distributors maintain minimal inventories of work clothes, VF’s ability to offer rapid delivery of products in a broad range of sizes is an important advantage in this market. Our commitment to customer service, supported by an automated central distribution center with several satellite locations, enables customer orders to be filled within 24 hours of receipt. As a result, the Red Kap® and Bulwark® brands have a strong presence in the reseller distributor market and are growing in the workwear retail market.

The Image business also develops and manages uniform programs through custom-designed websites for major business customers and governmental organizations. These websites provide the employees of our customers with the convenience of shopping for their work and career apparel via the Internet.

In our LSG business, we design and market sports apparel and fanwear under licenses granted by major sports leagues, individual athletes and related organizations, including Major League Baseball, the National Football League, the Major League Baseball Players Association, the National Basketball Association, the National Hockey League, the Nippon Professional Baseball League and selected major colleges and universities. In addition, the LSG business is a major supplier of licensed Harley-Davidson® apparel to Harley-Davidson dealerships.

Under license from Major League Baseball, the Majestic® brand is the official on-field uniform of all 30 major league teams. Majestic® brand adult and youth-size authentic, replica jerseys and fanwear are sold through sporting goods and athletic specialty stores, department stores and major league stadiums. Sports apparel and fanwear marketed under other licensed labels are distributed through department, mass merchant, sporting goods and athletic specialty stores and e-commerce partners. Our quick response capabilities allow us to deliver products to retailers within hours following major sporting events such as the Super Bowl, the World Series and conference or division playoff championships.

Strategic opportunities to grow revenues include: the continued extension of product and service capabilities to new industrial and service apparel distribution channels, markets, and geographies; expansion of Image’s traditional business-to-business workwear brands into consumer channels; market share gains in key licensed categories such as women’s sports apparel; and the expansion of our college and university fanwear program.

Sportswear Coalition

The Sportswear coalition consists of the Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports coalition).

Nautica® brand sportswear is marketed through department stores, specialty stores, VF-operated stores and at www.nautica.com. The Nautica® brand is one of the leading men’s sportswear collection brands in department stores in the U.S. Other Nautica® product lines include men’s outerwear, underwear and swimwear and men’s and women’s sleepwear. We operate over 85 Nautica® brand stores in premium and better outlet centers across the U.S.

The Nautica® brand is licensed to independent parties in the U.S. for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, women’s swimwear and outerwear, children’s clothing) and for non-apparel categories (e.g., accessories, fragrances, watches, eyewear, footwear, luggage, bed and bath products, furniture). Outside the U.S., Nautica® products are licensed for sale in over 50 countries, including over 300 Nautica® brand stores operated by independent licensees in Asia, North and South America and the Middle East.

The Sportswear coalition also includes the Kipling® business in North America whose products include handbags, luggage, backpacks, totes and accessories. Kipling® products are sold in the U.S. through department, specialty and luggage stores, at over 30 VF-operated full-price and outlet stores and at www.kipling.com, and in Canada through specialty and department stores. In the U.S., the Kipling® brand has seen significant growth, driven by new stores, comparable store growth and increased distribution.

We believe there is the potential to grow Nautica® brand revenue and improve profit performance through the growth of core Nautica sportswear products, increased average selling prices, improved product assortments and an enhanced customer experience at Nautica® brand outlet stores, growth in the brand’s online business and expansion of the licensed business. There is also the potential for expanding the Kipling® brand through our handbag and accessories relationship with Macy’s, Inc., e-commerce, the travel-related retail distribution channel and additional VF-operated stores.

Contemporary Brands Coalition

Our Contemporary Brands coalition is focused on premium lifestyle brands, and includes the 7 For All Mankind®, Splendid® and Ella Moss® brands.

The 7 For All Mankind® brand offers premium denim and related products for women and men. While the core business remains focused on denim, the collection also includes sportswear products, such as knit and woven tops, sweaters, jackets and accessories. The 7 For All Mankind® brand is marketed primarily in North America and Europe through premium department stores, specialty stores, 85 VF-operated stores and over 50 independently-operated partnership stores. Products are also sold online at www.7forallmankind.com.

The Splendid® brand offers premium tops and casual apparel for women, men and children, and the Ella Moss® brand offers premium sportswear for women and girls. These brands, noted for their soft wearable fabrics and vibrant colors, are marketed to upscale department and specialty stores primarily in the U.S. They are also sold through over 30 VF-operated Splendid® brand stores and three Ella Moss® brand stores, and at www.splendid.com and www.ellamoss.com.

We believe the 7 For All Mankind®, Splendid® and Ella Moss® brands can grow their revenues through continued denim innovation, e-commerce, licensing arrangements and wholesale channel expansion. We are also focusing on international growth opportunities, primarily through VF-operated and partnership stores in Europe, Asia and South America.

Direct-To-Consumer Operations

Our direct-to-consumer business includes full-price stores, outlet stores, e-commerce and, effective in 2014, concession retail stores. Under typical concession arrangements, VF pays a concession fee for use of the space based on a percentage of retail sales. Prior to 2014, revenues from concession retail stores were included in the wholesale channel. Direct-to-consumer revenues were 26% of total VF revenues in 2014 compared with 24% in 2013 (22% in 2013 prior to the concession classification change from wholesale to the direct-to-consumer channel).

Our full-price stores allow us to display a brand’s full line of products with fixtures and imagery that support the brand’s positioning and promise to consumers. These experiences provide high visibility for our brands and products and enable us to stay close to the needs and preferences of our consumers. The complete and impactful presentation of products in our stores also helps to increase sell-through of VF products at our wholesale customers due to increased brand awareness, education and visibility. VF-operated full-price stores generally provide gross margins that are well above VF averages.

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

Our growing global direct-to-consumer operations include 1,401 stores at the end of 2014. We operate retail store locations for the following brands: Vans®, Timberland®, The North Face®, Nautica®, 7 For All Mankind®, Kipling®, Lee®, Wrangler®, lucy®, Napapijri®, Splendid® and Ella Moss®. We also operate 80 VF Outlet® stores in the U.S. that sell a broad selection of excess VF products, as well as other non-VF products. Approximately 70% of VF-operated stores offer products at full price, and the remainder are outlet locations. Approximately 65% of our stores are located in the Americas (60% in the U.S.), 25% in Europe and 10% in Asia Pacific. Additionally, we have over 800 concession retail stores located principally in Europe and Asia.

E-commerce is our fastest growing direct-to-consumer channel and represented approximately 14% of our direct-to-consumer business in 2014. We currently market the following brands online: The North Face®, Vans®, Timberland®, 7 For All Mankind®, Kipling®, SmartWool®, Lee®, Wrangler®, lucy®, Nautica®, Splendid®, Ella Moss®, JanSport®, Reef®, Napapijri®, Eastpak® and Eagle Creek®. We continue to expand our e-commerce initiatives by rolling out additional, country-specific brand sites in Europe and Asia, which enhances our ability to deliver a superior, localized consumer experience.

We expect our direct-to-consumer business to continue to grow at a faster pace than VF’s overall growth rate as we continue to drive higher comparable store sales, open new stores and expand our e-commerce presence. We opened 188 stores during 2014, concentrating on the brands where we see higher retail growth potential — Vans®, The North Face®, Timberland® and Kipling®.

In addition to our direct-to-consumer operations, our licensees, distributors and other independent parties own and operate over 3,000 partnership stores. These are primarily monobrand retail locations selling VF products that have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and Asia, and are concentrated in The North Face®, Vans®,  Timberland®, Kipling®, Nautica®, Napapijri®, Lee® and Wrangler® brands.

Licensing Arrangements

As part of our strategy of expanding market penetration of VF-owned brands, we enter into licensing agreements with independent parties for specific apparel and complementary product categories when such arrangements provide more effective manufacturing, distribution and marketing than could be achieved internally. We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products.

Licensing arrangements relate to a broad range of VF brands. License agreements are for fixed terms of generally three to five years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed products sales. Royalty income was $127.4 million in 2014 (1% of total revenues), primarily from the Nautica®, Vans®, Lee®, Timberland®, and Wrangler® brands. In addition, licensees of our brands are generally required to spend from 1% to 5% of their net licensed product sales to advertise VF’s products. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees.

VF has also entered into license agreements to use trademarks owned by third parties. We market apparel under licenses granted by Major League Baseball, the Major League Baseball Players Association, the National Football League, the National Basketball Association, the National Hockey League, Harley-Davidson Motor Company, Inc., major colleges and universities, and individual athletes and related organizations, most of which contain minimum annual royalty and advertising requirements.

Manufacturing, Sourcing and Distribution

Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.

VF’s centralized global supply chain organization is responsible for sourcing and delivering products to our customers. VF is highly skilled in managing the complexities associated with our global supply chain. On an annual basis, VF sources or produces approximately 522 million units spread across more than 30 brands. Our products are obtained from 28 VF-operated manufacturing facilities and approximately 2,000 contractor manufacturing facilities in over 50 countries. Additionally, we operate 32 distribution centers and 1,401 retail stores. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.

In 2014, 24% of our units were manufactured in VF-owned facilities and 76% were obtained from independent contractors, primarily in Asia. Products manufactured in VF facilities generally have a lower cost and shorter lead times than products procured from independent contractors. Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in Asia. However, contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a well-balanced, flexible approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

VF operates manufacturing facilities in the U.S., Mexico, Central and South America, the Caribbean, Europe and the Middle East. A significant percentage of denim bottoms and occupational apparel is manufactured in these plants, as well as a smaller percentage of footwear. For these owned production facilities, we purchase raw materials from numerous domestic and international suppliers to meet our production needs. Raw materials include products made from cotton, leather, rubber, wool, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps, eyelets and laces). In some instances, we contract the sewing of VF-owned raw materials into finished product with independent contractors. Manufacturing in the U.S. includes all Major League Baseball uniforms, along with screen printing and embroidery of jerseys, T-shirts and fleece products. Fixed price commitments for fabric and certain supplies are generally set on a quarterly basis for the next quarter’s purchases. No single supplier represents more than 5% of our total cost of sales.

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

Management continually monitors political risks and developments related to duties, tariffs and quotas. We limit VF’s sourcing exposure through, among other measures: (i) diversifying geographies with a mix of VF-operated and contracted production, (ii) shifting of production among countries and contractors, (iii) sourcing production to merchandise categories where product is readily available and (iv) sourcing from countries with tariff preference and free trade agreements. VF does not directly or indirectly source products from suppliers in countries that are prohibited by the State Department.

All VF-operated production facilities throughout the world, as well as all independent contractor facilities that manufacture VF products, must comply with VF’s Global Compliance Principles. These principles, established in 1997 and consistent with international labor standards, are a set of strict standards covering legal and ethical business practices, workers’ ages, work hours, health and safety conditions, environmental standards and compliance with local laws and regulations. In addition, our owned factories must also undergo certification by the independent, nonprofit organization, Worldwide Responsible Accredited Production (“WRAP”), which promotes global ethics in manufacturing.

VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF products at locations across the globe. Each of the approximately 2,000 independent contractor facilities, including those serving our independent licensees, must be pre-certified before producing VF products. This precertification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal staff and externally contracted firms. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement, Factory Compliance Guidelines, Factory Audit Procedure and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.

VF did not experience difficulty in fulfilling its raw material and contracting production needs during 2014. Absent any material changes, VF believes it would be able to largely offset any increases in product costs through (i) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution, (ii) increases in the prices of its products and (iii) cost reduction opportunities. The loss of any one supplier or contractor would not have a significant adverse effect on our business.

Product is shipped from our independent suppliers and VF-operated manufacturing facilities to distribution centers around the world. In some instances, product is shipped directly to our customers. Most distribution centers are operated by VF, and some support more than one brand. A portion of our distribution needs are met by contract distribution centers.

Seasonality

VF’s quarterly operating results vary due to the seasonality of our individual businesses, and are historically stronger in the second half of the year. On a quarterly basis in 2014, consolidated revenues ranged from a low of 20% of full year revenues in the second quarter to a high of 29% in both the third and fourth quarters, while consolidated operating margin ranged from a low of 9% in the second quarter to a high of 18% in the third quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor & Action Sports coalition, where 18% of the coalition’s revenues occurred in the second quarter compared to 30% in both the third and fourth quarters of 2014. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.

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

Advertising, Customer Support and Community Outreach

During 2014, our advertising and promotion expense was $713.7 million, representing 5.8% of total revenues. We advertise in consumer and trade publications, on radio and television, and through digital initiatives including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending and to identify the types of spending that provide the greatest return on our marketing investments.

We provide advertising support to our wholesale customers in the form of point-of-sale fixtures and signage to enhance the presentation and brand image of our products. We also participate in shop-in-shops and concession retail arrangements, which are separate sales areas dedicated to a specific VF brand within our customers’ stores, to help differentiate and enhance the presentation of our products.

We contribute to incentive programs with our wholesale customers, including cooperative advertising funds, discounts and allowances. We also offer sales incentive programs directly to consumers in the form of rebate and coupon offers.

In addition to sponsorships and activities that directly benefit our products and brands, VF and its associates actively support our communities and various charities. For example, The North Face® brand has committed to programs that encourage and enable outdoor participation, such as the Planet Explore®, the The North Face Endurance Challenge® and the Explore Your Parks™ programs. The Timberland® brand has a strong heritage of volunteerism, including the Path of Service™ program that offers full-time employees up to 40 hours of paid time off a year to serve their local communities through global service events such as Earth Day in the spring and Serv-a-palooza in the fall. The Wrangler® brand launched the Tough Enough to Wear Pink™ program, which honors and raises money for breast cancer survivors, and the National Patriot Program™, which funds agencies that serve wounded and fallen American military veterans and their families. Over the past 3 years, the Vans® brand has hosted annual Vans® Earth Day and Vans® Gives Back Day events in which all employees at brand headquarters spend the day volunteering in the community. The Nautica® brand supports Oceana, a not-for-profit organization focused on ocean conservatism, and charity:water, a not-for-profit organization focused on providing clean, safe water to people in need. In addition, 2014 marked the nineteenth year of support for the Lee National Denim Day® event, one of the country’s largest single-day fundraisers for breast cancer that has raised over $91 million since its inception to fight breast cancer. VF sponsors the “VF 100” program to honor the 100 VF associates worldwide having the highest number of volunteer service hours during the year.

Sustainability

VF’s approach to Sustainability and Responsibility (“S&R”) is to responsibly manage its business, from the way it makes, distributes and markets products to the ways it preserves the environment and supports local communities. During 2014, VF continued to build a global sustainability infrastructure to support the goals of S&R. This included the launch of a global S&R scorecard to enable data collection and goal-setting, and an assessment to identify our sustainability risks and opportunities. VF also launched its inaugural S&R Report, a compilation of the many actions and investments taking place across VF for our businesses to operate in a sustainable manner. Current initiatives include i) an on-going partnership with the Better Cotton Initiative to promote sustainable farming methods, ii) retrofitting owned facilities with LED lighting and pursuing LEED (Leadership in Energy and Environmental Design) or BREEAM (Building Research Establishment Environmental Assessment Methodology) certification for new offices and distribution centers, and iii) continuing our innovative approach to responsible chemical management in our supply chain.

Other Matters

Competitive Factors

Our business depends on our ability to stimulate consumer demand for VF’s brands and products. VF is well-positioned to compete in the apparel, footwear and accessories sector by developing high quality, innovative products at competitive prices that meet consumer needs, providing high service levels, ensuring the right products are on the retail sales floor to meet consumer demand, investing significant amounts behind existing brands and continuing to evaluate the potential for acquiring additional brands. We continually strive to improve in each of these areas. Many of VF’s brands have long histories and enjoy strong recognition within their respective consumer segments.

Intellectual Property

Trademarks, trade names, patents and domain names, as well as related logos, designs and graphics, provide substantial value in the development and marketing of VF’s products and are important to our continued success. We have registered this intellectual property in the U.S. and in other countries where our products are manufactured and/or sold. We vigorously monitor and enforce VF’s intellectual property against counterfeiting, infringement and violations of other rights where and to the extent legal, feasible and appropriate. In addition, we grant licenses to other parties to manufacture and sell products utilizing our intellectual property in product categories and geographic areas in which VF does not operate.

Customers

VF products are primarily sold on a wholesale basis to specialty stores, department stores, national chains and mass merchants. In addition, we sell products on a direct-to-consumer basis through VF-operated stores and e-commerce sites, which accounted for 26% of our total revenues in 2014. Our sales in international markets are growing and represented 38% of our total revenues in 2014, the majority of which were in Europe.

Sales to VF’s ten largest customers, all of which are retailers based in the U.S., amounted to 20% of total revenues in 2014, and 21% in both 2013 and 2012. Sales to the five largest customers amounted to approximately 15% of total revenues in 2014, and 16% in both 2013 and 2012. Sales to VF’s largest customer totaled 8% of total revenues in 2014, 2013 and 2012, the majority of which were in the Jeanswear coalition.

Employees

VF had approximately 59,000 employees at the end of 2014, of which approximately 26,000 were located in the U.S. Approximately 600 employees in the U.S. are covered by collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

Backlog

The dollar amount of VF’s order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of the business of VF taken as a whole.

Executive Officers of VF

The following are the executive officers of VF Corporation as of March 2, 2015. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

Eric C. Wiseman, 59, has been Chairman of the Board, Chief Executive Officer and President of VF since August 2008, January 2008 and March 2006, respectively. He has been a Director of VF since October 2006. He has held a progression of leadership roles within VF since 1995.

Robert K. Shearer, 63, has been Senior Vice President and Chief Financial Officer of VF since 2005. He served as Vice President — Finance and Chief Financial Officer from 1998 to 2005, Vice President — Controller from 1994 to 1998, Controller from 1989 to 1994, and Assistant Controller from 1986 to 1989.

Scott H. Baxter, 50, has been Vice President and Group President — Jeanswear Americas, Imagewear and South America since May 2013. He served as Vice President and Group President — Jeanswear Americas and Imagewear from 2011 until May 2013, President of Imagewear, composed of both the Image and Licensed Sports Group businesses, from 2008 to 2011, and President of the Licensed Sports Group from 2007 to 2008.

Laura C. Meagher, 54, has been Vice President, General Counsel and Secretary since 2012. She served as Vice President — Deputy General Counsel from 2008 to 2012, and Assistant General Counsel from 2004 to 2008.

Steve E. Rendle, 55, has been Senior Vice President — Americas since April 2014. He served as Vice President and Group President — Outdoor & Action Sports Americas from May 2011 until April 2014, President of VF’s Outdoor Americas businesses from 2009 to 2011, President of The North Face® brand from 2004 to 2009 and Vice President of Sales of The North Face® brand from 1999 to 2004.

Scott A. Roe, 50, has been Vice President — Controller and Chief Accounting Officer of VF since February 2013. He served as Vice President — Finance of VF from 2012 to 2013, as Vice President — Chief Financial Officer of VF International from 2006 to 2012, and as Vice President — Chief Financial Officer of VF’s former intimate apparel business from 2002 to 2006. He joined VF in 1996.

Karl Heinz Salzburger, 57, has been Vice President of VF and President — VF International since 2009. He became President of VF’s European, Middle East, Africa and Asian operations in September 2006. He served as President of VF’s international outdoor businesses from 2001 to 2006. He joined VF with the acquisition of The North Face® brand in 2000.

Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2015 (“2015 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2015, which information is incorporated herein by reference.

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

After VF’s 2015 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on April 25, 2014.

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

VF competes with numerous apparel and footwear brands and manufacturers. Competition is generally based upon brand name recognition, price, design, product quality, selection service and purchasing convenience. Some of our competitors are larger and have more resources than VF in some product categories and regions. In addition, VF competes directly with the private label brands of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on our ability to:

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

There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of VF’s brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to VF’s reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations and financial condition.

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

VF’s revenues and cash requirements are affected by the seasonal nature of its business.

VF’s business is increasingly seasonal, with a higher proportion of revenues and operating cash flows generated during the second half of the fiscal year, which includes the fall and holiday selling seasons. Poor sales in the second half of the fiscal year would have a material adverse effect on VF’s full year operating results and cause higher inventories. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales.

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

Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage or interruption. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses, or a breach in security of these systems could adversely impact the operations of VF’s business, including effective management of inventory, inefficient ordering and replenishment of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media.

VF is subject to data security and privacy risks that could negatively affect its results, operations or reputation.

In the normal course of business we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, identity theft and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches and VF and its customers could suffer harm if customer information were accessed by third parties due to a security failure in VF’s systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, and expose us to risks of litigation and liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information.

VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.

A growing percentage of VF’s total revenues (approximately 38% in 2014) is derived from markets outside the U.S. VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates may affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors or VF plants located in foreign countries. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.

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

A significant portion of VF’s 2014 net income was earned in jurisdictions outside the U.S. VF is exposed to risks of changes in U.S. policy for companies having business operations outside the U.S. There have been a number of proposed changes to U.S. income tax laws, including overall corporate and individual tax reform. Some of these tax law changes and tax reform proposals, among other things, consider accelerating the U.S. taxability of non-U.S. earnings or limiting foreign tax credits. While enactment of any such proposal is not certain, if new legislation were enacted, it is possible our U.S. income tax expense could increase, which would reduce our earnings.

We may have additional tax liabilities.

As a global company, we determine our income tax liability in various tax jurisdictions based on an analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accrual may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our financial condition, results of operations or cash flows. Further, in an effort to deal with budget deficits, governments around the world are focusing on increasing tax revenues through increased audits and, potentially, increased tax rates for corporations. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements, and could significantly impact our profitability.

VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating expense in VF’s Consolidated Statement of Income and could be material.

We evaluate goodwill and indefinite-lived trademark and trade name intangible assets for possible impairment at least annually. In addition, intangible assets that are being amortized are tested for impairment whenever events or circumstances indicate that their carrying value might not be recoverable. For these impairment tests, we use various valuation methods to estimate the fair value of our business units and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference.

It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in 2015 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

VF uses third-party suppliers and manufacturing facilities worldwide for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.

During fiscal 2014, approximately 76% of VF’s units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in the U.S., Mexico, Central and South America, the Caribbean, Europe and the Middle East. Any of the following could impact our ability to produce or deliver VF products:

•	Political or labor instability in countries where VF’s facilities, contractors and suppliers are located;

•	Political or military conflict could cause a delay in the transportation of raw materials and products to VF and an increase in transportation costs;

•

Disruption at ports of entry, such as the recent west coast dock workers labor dispute that disrupted international trade at seaports, could cause delays in product availability and increase transportation times and costs;

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

•

Disease epidemics and health-related concerns, such as the H1N1 virus, ebola, bird flu, SARS, mad cow and hoof-and-mouth disease outbreaks in recent years, could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of VF’s goods produced in infected areas;

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

Our business is subject to comprehensive federal, state and local laws and regulations on a wide range of environmental, employment, safety and other matters. VF could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third-party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. The costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors.

Failure by VF or its third-party suppliers to comply with such laws and regulations, as well as with ethical, social, product, labor and environmental standards, or related political considerations, could result in interruption of finished goods shipments to VF, cancellation of orders by customers, and termination of relationships. If one of our independent contractors violates labor or other laws or implements labor or other business practices that are generally regarded as unethical, it could jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts that may reduce demand for VF’s merchandise. Damage to VF’s reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on VF’s results of operations, financial condition and cash flows, as well as require additional resources to rebuild VF’s reputation.

Fluctuations in wage rates and the price, availability and quality of raw materials and finished goods could increase costs.

Fluctuations in the price, availability and quality of fabrics, leather or other raw materials used by VF in its manufactured products, or of purchased finished goods, could have a material adverse effect on VF’s cost of sales or its ability to meet its customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, crop yields, energy prices, weather patterns and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its customers. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.

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

A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 20% of total revenues in fiscal 2014, with our largest customer accounting for 8% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. These developments could result in a reduction in the number of stores that carry VF’s products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.

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

Our ability to obtain short or long-term financing on favorable terms, if needed, could be adversely affected by geopolitical risk and volatility in the capital markets.

Any disruption in the capital markets could limit the availability of funds or the ability or willingness of financial institutions to extend capital in the future. This could adversely affect our liquidity and funding resources or significantly increase our cost of capital. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and cash flows.

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

VF sells merchandise direct-to-consumer through VF-operated stores and e-commerce sites. Its direct-to-consumer business is subject to numerous risks that could have a material adverse effect on its results. Risks include, but are not limited to, (a) domestic or international resellers purchasing merchandise and reselling it overseas outside VF’s control, (b) failure of the systems that operate the stores and websites, and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (c) credit card fraud and (d) risks related to VF’s direct-to-consumer distribution centers. Risks specific to VF’s e-commerce business also include (a) diversion of sales from VF stores or wholesale customers, (b) difficulty in recreating the in-store experience through direct channels and (c) liability for online content. VF’s failure to successfully respond to these risks might adversely affect sales in its e-commerce business, as well as damage its reputation and brands.

Our VF-operated stores and e-commerce business require substantial fixed investments in equipment and leasehold improvements, information systems, inventory and personnel. We have entered into substantial operating lease commitments for retail space. Due to the high fixed-cost structure associated with our direct-to-consumer operations, a decline in sales or the closure of or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and employee-related costs.

VF’s net sales depend on the volume of traffic to its stores and the availability of suitable lease space.

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

During 2014, $127.4 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

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

VF currently has obligations under its defined benefit pension plans. The funded status of the pension plans is dependent on many factors, including returns on investment assets and the discount rate used to determine pension obligations. Unfavorable impacts from returns on plan assets, decreases in discount rates, changes in plan demographics or revisions in the applicable laws or regulations could materially change the timing and amount of pension funding requirements, which could reduce cash available for VF’s business.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.    Properties.

VF owns certain facilities used in manufacturing, distribution and administrative activities and leases a distribution center under a capital lease. Other facilities are leased under operating leases that generally contain renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs. Manufacturing, distribution and administrative facilities being utilized at the end of 2014 are summarized below by reportable segment:

	Square Footage
	Owned		Leased
Outdoor & Action Sports	1,785,000	(a)	4,833,000
Jeanswear	5,190,000		1,720,000
Imagewear	786,000		1,297,000
Sportswear	500,000		198,000
Contemporary Brands	221,000		361,000
Corporate and shared services	180,000		94,000

	8,662,000		8,503,000

(a)	Includes assets under capital lease.

In addition to the above, VF owns or leases retail locations totaling approximately 7,600,000 square feet. VF also leases 500,000 square feet of space that was formerly used in its operations but is now subleased to a third party through the end of the lease term.

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

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The following table sets forth the high and low sale prices of VF Common Stock, as reported on the NYSE Composite Tape in each fiscal quarter of 2014 and 2013, along with dividends declared.

	High	Low	Dividends Declared
2014
Fourth quarter	$75.99	$61.75	$0.3200
Third quarter	67.82	59.82	0.2625
Second quarter	64.08	57.57	0.2625
First quarter	63.45	55.14	0.2625

			$1.1075

2013
Fourth quarter	$62.48	$47.33	$0.2625
Third quarter	51.24	46.41	0.2175
Second quarter	48.77	41.13	0.2175
First quarter	42.21	35.70	0.2175

			$0.9150

As of January 30, 2015, there were 3,680 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

Performance graph:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for the five fiscal years ended January 3, 2015. The S&P 1500 Apparel Index at the end of fiscal 2014 consisted of Carter’s, Inc., Coach, Inc., Perry Ellis International, Inc., Fifth & Pacific Companies, Inc., Fossil, Inc., Hanesbrands Inc., Iconix Brand Group, Inc., Michael Kors Holdings Ltd., Movado Group, Inc., Oxford Industries, Inc., PVH Corp., Quiksilver, Inc., Ralph Lauren Corporation, Under Armour, Inc. and V.F. Corporation. The graph assumes that $100 was invested at the end of fiscal year 2009 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of fiscal years 2009 through 2014. Past performance is not necessarily indicative of future performance.

Comparison of Five-Year Total Return of

VF Common Stock, S&P 500 Index and S&P 1500 Apparel Index

VF Common Stock closing price on January 3, 2015 was $73.76

TOTAL SHAREHOLDER RETURNS

Company / Index	Base 2009	2010	2011	2012	2013	2014
VF Corporation	$100	$121.36	$183.16	$218.30	$369.59	$450.21
S&P 500 Index	100	115.06	117.49	134.02	179.74	205.10
S&P 1500 Apparel, Accessories & Luxury Goods	100	142.17	168.21	193.06	270.90	285.50

Issuer Purchases of Equity Securities:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended January 3, 2015 under the share repurchase program authorized by VF’s Board of Directors in 2013. All share repurchases during the quarter relate to shares acquired in connection with VF’s deferred compensation plans.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
September 28 — October 25, 2014	—	$—	—	40,728,776
October 26 — November 22, 2014	1,800	67.76	1,800	40,726,976
November 23 — January 3, 2015	1,900	71.96	1,900	40,725,076

Total	3,700		3,700

Item 6.    Selected Financial Data.

The following table sets forth selected consolidated financial data for the five years ended January 3, 2015. VF operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2014” relate to the 53-week fiscal period ended January 3, 2015, and all references to “2013”, “2012”, “2011” and “2010” related to the 52-week fiscal periods ended December 28, 2013, December 29, 2012, December 31, 2011 and January 1, 2011, respectively. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this report. Historical results presented herein may not be indicative of future results.

	2014 (9)	2013 (9)	2012 (9)	2011 (9)	2010
	Dollars and shares in thousands, except per share amounts
Summary of Operations (1)
Total revenues	$12,282,161	$11,419,648	$10,879,855	$9,459,232	$7,702,589
Operating income	1,437,724	1,647,147	1,465,267	1,244,791	820,860
Net income attributable to VF Corporation	1,047,505	1,210,119	1,085,999	888,089	571,362

Earnings per common share attributable to VF Corporation common stockholders — basic	$2.42	$2.76	$2.47	$2.03	$1.31
Earnings per common share attributable to VF Corporation common stockholders — diluted	2.38	2.71	2.43	2.00	1.29
Dividends per share	1.1075	0.9150	0.7575	0.6525	0.6075
Dividend payout ratio (2)	46.5%	33.8%	31.2%	32.7%	46.9%

Financial Position
Working capital	$2,565,613	$2,314,981	$1,717,371	$1,521,912	$1,716,585
Current ratio	2.6	2.5	2.0	1.9	2.5
Total assets	$9,980,140	$10,315,443	$9,633,021	$9,313,126	$6,457,556
Long-term debt, less current maturities	1,423,581	1,426,829	1,429,166	1,831,781	935,882
Stockholders’ equity	5,630,882	6,077,038	5,125,625	4,525,175	3,861,319
Debt to total capital ratio (3)	20.5%	19.3%	26.5%	31.9%	20.2%
Weighted average common shares outstanding	432,611	438,657	439,292	437,148	435,056
Book value per common share	$13.01	$13.80	$11.63	$10.23	$8.94

Other Statistics
Operating margin (4)	11.7%	14.4%	13.5%	13.2%	10.7%
Return on invested capital (5)(6)	14.6%	17.6%	16.2%	15.8%	12.8%
Return on average stockholders’ equity (5)(7)	19.2%	23.7%	24.7%	22.0%	16.5%
Return on average total assets (5)(8)	10.7%	12.8%	11.9%	11.9%	9.6%
Cash provided by operations	$1,697,629	$1,506,041	$1,275,000	$1,081,371	$1,001,282
Cash dividends paid	478,933	402,136	333,229	285,722	264,281

(1)

Operating results for 2014 include a noncash charge for impairment of goodwill and intangible assets — $396.4 million (pretax) in operating income and $306.8 million (after tax) in net income attributable to VF Corporation, $0.71 basic earnings per share and $0.70 diluted earnings per share. Operating results for 2010 include a noncash charge for impairment of goodwill and intangible assets — $201.7 million (pretax) in operating income and $141.8 million (after tax) in net income attributable to VF Corporation, $0.33 basic earnings per share and $0.32 diluted earnings per share.

(2)

Dividend payout ratio is defined as dividends per share divided by earnings per diluted share. Dividend payout ratios for 2014 and 2010, excluding the noncash charge for impairment of goodwill and intangible assets, are 36.0% and 37.6%, respectively.

(3)	Total capital is defined as stockholders’ equity plus short-term and long-term debt.
(4)	Operating margin for 2014 and 2010, excluding the noncash charge for impairment of goodwill and intangible assets, is 14.9% and 13.3%, respectively.
(5)	Return is defined as net income attributable to VF Corporation plus total interest income/expense, net of taxes.
(6)

Invested capital is defined as average stockholders’ equity plus average short-term and long-term debt. Return on invested capital for 2014 and 2010, excluding the noncash charge for impairment of goodwill and intangible assets, is 18.6% and 15.6%, respectively.

(7)	Return on average stockholders’ equity for 2014 and 2010, excluding the noncash charge for impairment of goodwill and intangible assets, is 24.5% and 20.1%, respectively.
(8)	Return on average total assets for 2014 and 2010, excluding the noncash charge for impairment of goodwill and intangible assets, is 13.6% and 11.8%, respectively.
(9)	The Timberland Company was purchased on September 13, 2011 and its results have been included since the date of acquisition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

VF Corporation (“VF”) is a global leader in the design, manufacturing, marketing and distribution of branded lifestyle apparel, footwear and related products. VF will grow by building leading lifestyle brands that excite consumers around the world. VF’s approach to growth is focused on four fundamental drivers — product innovation, consumer research and marketing, our direct-to-consumer infrastructure and geographic expansion.

VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, denim, backpack, luggage, accessory, sportswear, occupational and performance apparel categories. Our products are marketed to consumers shopping in specialty stores, upscale and traditional department stores, national chains, mass merchants and our own direct-to-consumer operations.

VF is organized by groupings of businesses called “coalitions”. The five coalitions are Outdoor & Action Sports, Jeanswear, Imagewear, Sportswear and Contemporary Brands. These coalitions are our reportable segments for financial reporting purposes.

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2014”, “2013” and “2012” relate to the 53-week fiscal year ended January 3, 2015, and the 52-week fiscal years ended December 28, 2013 and December 29, 2012, respectively.

Highlights of 2014

All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers:

•	Revenues grew to a record $12.3 billion, an 8% increase over 2013.

•	International revenues rose 9% and accounted for 38% of VF’s total revenues in 2014.

•	Direct-to-consumer revenues increased 19% over 2013 and accounted for 26% of VF’s total revenues in 2014. VF opened 188 retail stores in 2014.

•	Gross margin improved 70 basis points to 48.8% in 2014.

•	Cash flow from operations reached nearly $1.7 billion in 2014.

•

Earnings per share declined 12% to $2.38 in 2014 from $2.71 in 2013, reflecting improved operating performance and a $0.70 per share noncash impairment charge in the fourth quarter of 2014 resulting from VF’s annual impairment testing of goodwill and intangible assets.

•	VF increased the quarterly dividend rate by 22% in the fourth quarter, marking the 42nd consecutive year of increase in the rate of dividends paid per share.

•	VF repurchased $727.8 million of its Common Stock and paid $478.9 million in cash dividends, returning more than $1.2 billion to stockholders.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues during the last two years:

In millions	2014 Compared with 2013	2013 Compared with 2012
Total revenues — prior year	$11,419.6	$10,879.9
Operations	953.2	517.6
Disposition in prior year	—	(23.7)
Impact of foreign currency translation	(90.6)	45.8

Total revenues — current year	$12,282.2	$11,419.6

VF reported revenue growth of 8% in 2014. This revenue growth was driven by a 13% increase in the Outdoor & Action Sports coalition, and continued strength in the international and direct-to-consumer businesses which grew revenues by 9% and 19%, respectively. Additionally, VF uses a 52/53 week fiscal year, and 2014 included 53 weeks compared to 52 weeks in 2013. The extra week in 2014 added approximately $100 million of revenue and 1% of growth compared to 2013. Additional details on revenues are provided in the section titled “Information by Business Segment”.

VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. In addition, VF conducts business in other developed and emerging markets around the world that results in exposure to foreign currencies other than the euro. Changes in foreign currency translation rates for all currencies negatively impacted revenue comparisons by $90.6 million in 2014 and positively impacted revenue comparisons by $45.8 million in 2013.

The following table presents the percentage relationship to total revenues for components of the Consolidated Statements of Income:

	2014	2013	2012
Gross margin (total revenues less cost of goods sold)	48.8%	48.1%	46.5%
Selling, general and administrative expenses	33.9	33.6	33.1
Impairment of goodwill and intangible assets	3.2	—	—

Operating income	11.7%	14.4%	13.5%

Gross margin increased 70 basis points to 48.8% in 2014 compared with 48.1% in 2013. The increase in gross margin reflects the continued shift in our revenue mix towards higher margin businesses, including

Outdoor & Action Sports and direct-to-consumer. As further discussed in the “Direct-to-Consumer Operations” section, the 2014 change in classification of retail concession fees improved gross margin by 20 basis points and increased the ratio of selling, general and administration expenses to revenues compared to 2013.

In 2013, gross margin increased 160 basis points to 48.1% compared with 46.5% in 2012, with improvements in nearly every coalition. The increase in gross margin reflects lower product costs and the continued shift in the revenue mix towards higher margin businesses, including Outdoor & Action Sports, international and direct-to-consumer.

Selling, general and administrative expenses as a percentage of total revenues were 30 basis points higher in 2014 compared with 2013. Excluding the impact of the aforementioned change in classification of retail concession fees, the percentage of selling, general and administrative expenses to revenues did not change in 2014 compared with 2013, as the impact from increased investments in direct-to-consumer businesses and marketing was offset by the leverage of operating expenses on higher revenues.

Selling, general and administrative expenses as a percentage of total revenues were 50 basis points higher in 2013 compared with 2012 due to additional marketing and direct-to-consumer investments to support future growth for our largest and fastest growing businesses, partially offset by the leverage of operating expenses on higher revenues and lower acquisition-related expenses for The Timberland Company (“Timberland”).

As part of its annual impairment testing performed in the fourth quarter of 2014, VF recorded a $396.4 million pre-tax, noncash impairment charge to reduce the carrying value of the goodwill and intangible assets related to our 7 For All Mankind®, Splendid® and Ella Moss® brands to their respective estimated fair values. No impairment charge was required in 2013 or 2012. For additional information, see Notes F, G and T to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section below.

In 2014, operating margin declined 270 basis points, to 11.7% from 14.4% in 2013. The decrease in operating margin for 2014 reflects gross margin expansion and a 320 basis point decrease from the noncash impairment charge for goodwill and intangible assets.

In 2013, operating margin increased 90 basis points, to 14.4% from 13.5% in 2012. The increase in operating margin for 2013 was due to improved gross margin and the leverage of operating expenses on higher revenues, partially offset by increased marketing and direct-to-consumer investments in 2013.

Net interest expense decreased $0.8 million to $79.8 million in 2014, due to the repayment of $400 million of floating rate notes during the third quarter of 2013 and increased interest income on cash equivalents, partially offset by higher average levels of short-term borrowings in 2014. Net interest expense decreased $9.6 million to $80.6 million in 2013 due to (i) lower average levels of short-term borrowings, (ii) the repayment of $400.0 million of floating rate notes during the third quarter of 2013, and (iii) increased amounts of interest capitalized for significant projects.

Outstanding interest-bearing debt averaged $1.8 billion for 2014, $1.9 billion for 2013 and $2.5 billion for 2012, with short-term borrowings representing 22%, 10% and 25% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 4.6% for 2014, 4.5% for 2013 and 3.7% for 2012. The weighted average interest rate increased slightly in 2014 compared with 2013 primarily due to higher interest rates on international short-term borrowings. The weighted average interest rate increased in 2013 from 2012 primarily due to (i) lower average levels of short-term borrowings, which have lower interest rates than the average of all outstanding debt, and (ii) fewer months outstanding of the $400 million floating rate debt, which had a lower interest rate than the average of all outstanding debt, and was repaid during the year.

Other income (expense) netted to expense of $5.5 million in 2014 compared with expense of $4.0 million in 2013. The expense in both 2014 and 2013 was primarily due to foreign currency exchange losses.

Other income (expense) netted to expense of $4.0 million in 2013 compared with income of $46.9 million in 2012. The expense in 2013 was primarily due to foreign currency exchange losses. The income in 2012 was primarily due to the $42.0 million gain on the sale of VF’s 80% ownership in John Varvatos Enterprises, Inc. (“John Varvatos”).

The effective income tax rate was 22.5% in 2014 compared with 22.6% in 2013. The 2014 tax rate included a net discrete tax benefit of $13.8 million, primarily related to the retroactive impact of the Tax Increase Prevention Act of 2014 discussed below ($5.3 million tax benefit) and unrecognized tax benefits and interest (net $11.4 million tax benefit), partially offset by other discrete tax items (net $2.9 million tax expense). These discrete items collectively lowered the 2014 annual tax rate by 1.0% compared with 1.7% in 2013. Without discrete items, the effective tax rate during 2014 decreased by approximately 0.7%. The international effective tax rate was 12.7% and 12.1% for 2014 and 2013, respectively.

The Tax Increase Prevention Act of 2014, signed into law in December 2014, retroactively extended certain tax credits and incentives through tax year 2014. The impact of this tax law change to the 2014 tax year was considered a discrete tax benefit when recorded in the fourth quarter of 2014. These tax incentives do not extend beyond 2014 and therefore have been excluded from future tax rates. VF expects the 2015 annual tax rate to approximate 24% to 24.5%.

The effective income tax rate for 2013 was 22.6% compared with 23.6% in 2012. The 2013 tax rate included a net $26.0 million in discrete tax benefits, primarily related to the retroactive impact of the American Tax Relief Act of 2012 ($8.7 million tax benefit), prior year refund claims and tax credits ($7.0 million tax benefit), unrecognized tax benefits and interest (net $5.9 million tax benefit) and changes in valuation allowances for capital and operating loss carryforwards (net $3.4 million tax benefit). These discrete items collectively lowered the 2013 annual tax rate by 1.7%, compared with 2.2% in 2012. Without discrete items, the effective tax rate during 2013 decreased by approximately 1.5% primarily due to the 2013 impact of tax law changes in the U.S. (related to the American Tax Relief Act of 2012) and a higher percentage of income in lower tax rate jurisdictions compared with 2012. The international effective tax rate was 12.1% and 13.6% for 2013 and 2012, respectively.

Net income attributable to VF Corporation in 2014 decreased to $1.0 billion ($2.38 per share), compared with $1.2 billion ($2.71 per share) in 2013. The decrease in earnings per share in 2014 reflects improved operating performance as discussed in the “Information by Business Segment” section below, the aforementioned goodwill and intangible asset impairment charge which decreased earnings per share by $0.70, and the other factors described above.

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

Information by Business Segment

Management at each of the coalitions has direct control over and responsibility for its revenues and operating income, hereinafter termed “coalition revenues” and “coalition profit”, respectively. VF management evaluates operating performance and makes investment and other decisions based on coalition revenues and coalition profit. Common costs such as information systems processing, retirement benefits and insurance are allocated to the coalitions based on appropriate metrics such as sales, usage or employment.

The following tables present a summary of the changes in coalition revenues and coalition profit during the last two years:

In millions	Outdoor & Action Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition revenues — 2012	$5,866.1	$2,789.3	$1,075.7	$577.3	$446.0	$125.5	$10,879.9
Operations	459.7	30.0	(7.3)	47.4	(10.3)	(1.9)	517.6
Disposition in current year	—	—	—	—	(23.7)	—	(23.7)
Impact of foreign currency translation	53.4	(8.3)	(2.4)	—	3.1	—	45.8

Coalition revenues — 2013	6,379.2	2,811.0	1,066.0	624.7	415.1	123.6	11,419.6
Operations	862.9	33.8	42.3	25.5	(14.5)	3.2	953.2
Impact of foreign currency translation	(43.1)	(43.0)	(4.3)	—	(0.2)	—	(90.6)

Coalition revenues — 2014	$7,199.0	$2,801.8	$1,104.0	$650.2	$400.4	$126.8	$12,282.2

In millions	Outdoor & Action Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition profit — 2012	$1,019.4	$467.0	$145.1	$73.0	$49.2	$(0.3)	$1,753.4
Operations	70.9	75.7	7.1	15.2	(11.4)	(0.3)	157.2
Disposition in prior year	—	—	—	—	0.5	—	0.5
Impact of foreign currency translation	16.1	2.2	—	—	0.5	—	18.8

Coalition profit — 2013	1,106.4	544.9	152.2	88.2	38.8	(0.6)	1,929.9
Operations	219.0	(16.7)	13.1	(10.2)	(15.5)	(2.1)	187.6
Impact of foreign currency translation	(12.4)	(0.2)	(0.9)	—	0.1	—	(13.4)

Coalition profit — 2014	$1,313.0	$528.0	$164.4	$78.0	$23.4	$(2.7)	$2,104.1

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports

				Percent Change
Dollars in millions	2014	2013	2012	2014	2013
Coalition revenues	$7,199.0	$6,379.2	$5,866.1	12.9%	8.7%
Coalition profit	1,313.0	1,106.4	1,019.4	18.7%	8.5%
Operating margin	18.2%	17.3%	17.4%

The Outdoor & Action Sports coalition includes the following brands: The North Face®, Vans®, Timberland®, Kipling® (outside of North America), Napapijri®, JanSport®, Reef®, SmartWool®, Eastpak®, lucy® and Eagle Creek®.

The Outdoor & Action Sports coalition revenues increased 13% in 2014 over 2013 primarily due to growth in The North Face®, Vans® and Timberland® brands, which achieved global revenue growth of 11%, 17% and 13%, respectively. Revenues in the Americas, European and Asia Pacific regions increased 14%, 9% and 17%, respectively. Direct-to-consumer revenues rose 22% in 2014 driven by increases of 31% and 24% for The North

Face® and Vans® brands, respectively. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth. Foreign currency translation negatively impacted revenues by $43.1 million in 2014.

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

Operating margin increased 90 basis points in 2014 driven by a shift in business mix towards higher margin businesses and the leverage of operating expenses on higher revenues, partially offset by increased investments in direct-to-consumer businesses and marketing.

The decrease in operating margin for 2013 compared with 2012 was primarily due to additional marketing and direct-to-consumer investments for the coalition’s three largest brands, The North Face®, Vans® and Timberland®, partially offset by increased leverage of operating expenses on higher revenues.

Jeanswear

				Percent Change
Dollars in millions	2014	2013	2012	2014	2013
Coalition revenues	$2,801.8	$2,811.0	$2,789.3	(0.3)%	0.8%
Coalition profit	528.0	544.9	467.0	(3.1)%	16.7%
Operating margin	18.8%	19.4%	16.7%

The Jeanswear coalition consists of the global jeanswear businesses, led by the Wrangler® and Lee® brands.

Global Jeanswear revenues were flat in 2014 over 2013, as an increase in global Wrangler® brand revenues was offset by decreases in global Lee® (driven by declines in the U.S.) and Rock & Republic® brand revenues. Foreign currency translation negatively impacted revenues by $43.0 million in 2014.

Revenues in the Americas region declined 3%. Lee® brand revenues in the Americas region declined 9% in 2014, due to ongoing pressure in the U.S. mid-tier and department store channels, and unfavorable consumer trends in women’s denim. Wrangler® brand revenues in the Americas region increased 2% in 2014 driven by increases in both the western specialty and mass businesses.

Partially offsetting the decrease in the Americas region were increases in Europe and the Asia Pacific region of 5% and 14%, respectively. The increases in both Europe and the Asia Pacific region were primarily due to wholesale and direct-to-consumer growth in the Lee® brand. Revenues in the Americas (non-U.S.) region declined 5% in 2014 compared with 2013, due to the $37.6 million negative impact of foreign currency translation.

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

Operating margin declined 60 basis points in 2014 over 2013, primarily due to initiatives to liquidate excess inventory, and lower sales volume in North America, partially offset by effective control of operating expenses.

Operating margin improved 270 basis points in 2013 over 2012, primarily driven by lower product costs and improvement in international performance.

Imagewear

				Percent Change
Dollars in millions	2014	2013	2012	2014	2013
Coalition revenues	$1,104.0	$1,066.0	$1,075.7	3.6%	(0.9)%
Coalition profit	164.4	152.2	145.1	8.0%	4.9%
Operating margin	14.9%	14.3%	13.5%

The Imagewear coalition consists of VF’s Image business (occupational apparel and uniforms, including the Red Kap® and Bulwark® brand businesses) and Licensed Sports Group (“LSG”) business (athletic apparel and fanwear, which includes the Majestic® brand business).

Coalition revenues increased 4% in 2014 compared with 2013. The Image business grew 4% driven by a 10% increase in the Red Kap® brand (industrial) business and growth in every sector. Revenues from the LSG business were up 3% in 2014 primarily due to strong National Football League sales. Effective in the first quarter of 2014, the LSG business strategically transitioned the youth business for Major League Baseball to a licensed model, which negatively impacted coalition revenues by 2% in 2014 compared with 2013.

Coalition revenues decreased 1% in 2013 compared with 2012, primarily due to a long-standing Image business customer that shipped throughout 2012, but did not have significant shipments in 2013 until late in the third quarter. Revenues from the LSG business were slightly down in 2013 compared with 2012, as declines in the Major League Baseball and Harley Davidson businesses were partially offset by increases in the National Football League, Collegiate and National Hockey League businesses.

The 60 basis point improvement in operating margin in 2014 compared with 2013 was positively impacted by favorable product mix in both the Image and LSG businesses.

The 80 basis point improvement in operating margin in 2013 compared with 2012 was driven by improved gross margin due to lower product costs.

Sportswear

				Percent Change
Dollars in millions	2014	2013	2012	2014	2013
Coalition revenues	$650.2	$624.7	$577.3	4.1%	8.2%
Coalition profit	78.0	88.2	73.0	(11.6)%	20.8%
Operating margin	12.0%	14.1%	12.6%

The Sportswear coalition consists of the Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports coalition).

Coalition revenues increased 4% in 2014 over 2013 primarily due to a 21% increase in Kipling® brand revenues in North America, reflecting growth in the brand’s direct-to-consumer and wholesale channels. Nautica® brand revenues increased 1% in 2014, as growth in the direct-to-consumer business was partially offset by declines in wholesale revenues due to challenges in the U.S. department store channel. New store openings, comparable store growth and higher e-commerce revenues contributed to a 14% increase in the coalition’s direct-to-consumer business.

Coalition revenues increased 8% in 2013 over 2012 primarily due to an increase in unit volume. Revenues increased in the Nautica® and Kipling® brands by 5% and 29%, respectively, driven primarily by the direct-to-consumer businesses. New store openings, comparable store growth and higher e-commerce revenues contributed to the 19% increase in the coalition’s direct-to-consumer business.

Operating margin declined 210 basis points in 2014 over 2013, primarily driven by a decline in gross margin due to higher levels of promotional activity in the wholesale channel, and increased investments in infrastructure and direct-to-consumer businesses, partially offset by a shift in business mix towards the higher margin Kipling® brand business.

Operating margin improved 150 basis points in 2013 over 2012 due to a continuing shift in the business mix toward higher margin direct-to-consumer businesses, improvements in the profitability of the wholesale and direct-to-consumer businesses, as well as the leverage of operating expenses on higher revenues.

Contemporary Brands

				Percent Change
Dollars in millions	2014	2013	2012	2014	2013
Coalition revenues	$400.4	$415.1	$446.0	(3.5)%	(6.9)%
Coalition profit	23.4	38.8	$49.2	(39.7)%	(21.1)%
Operating margin	5.8%	9.3%	11.0%

The Contemporary Brands coalition consists of the 7 For All Mankind® brand of premium denim and related apparel and the Splendid® and Ella Moss® premium lifestyle apparel brands. The John Varvatos® luxury apparel collection for men was in this coalition until it was sold on April 30, 2012.

Coalition revenues decreased 4% in 2014 compared with 2013 due to challenging consumer trends in contemporary apparel and premium denim. Wholesale revenues decreased 11% in 2014, partially offset by an 11% increase in the smaller direct-to-consumer business. Global revenues for the 7 For All Mankind® and the combined Splendid® and Ella Moss® brands decreased 2% and 7%, respectively. Effective in the first quarter of 2014, management strategically transitioned a portion of the Splendid® and Ella Moss® youth business to a licensed model, which negatively impacted coalition revenues by 3% in 2014 compared with 2013.

Excluding the impact of the sale of the John Varvatos® brand in 2012, coalition revenues decreased 2% in 2013 compared with 2012 due to unit volume decreases in the wholesale business, partially offset by higher direct-to-consumer revenues from new stores and e-commerce. Revenues for the 7 For All Mankind® brand in the U.S. decreased 6% due to contraction in demand for premium denim in the wholesale business, partially offset by higher direct-to-consumer revenues. Splendid® and Ella Moss® brand revenues in the U.S., on a combined basis, declined 1% in 2013 compared with 2012, as declines in wholesale were partially offset by an increase in the direct-to-consumer business.

Operating margin decreased 350 basis points in 2014 compared with 2013 primarily due to the cost of store openings and higher selling, general and administrative costs as a percentage of revenues resulting from the sales decline.

Operating margin decreased in 2013 compared with 2012, primarily due to lower cost absorption resulting from a decline in sales volume, as well as increased investments in marketing and the direct-to-consumer businesses.

As part of its annual impairment testing performed in the fourth quarter of 2014, VF recorded a $396.4 million noncash impairment charge to reduce the carrying value of the goodwill and intangible assets related to the 7 For All Mankind®, Splendid® and Ella Moss® brands to their respective estimated fair values. This charge was excluded from the coalition profit of Contemporary Brands since it is not part of the ongoing operations of the business. For additional information, see Notes F, G and T to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section.

Other

				Percent Change
Dollars in millions	2014	2013	2012	2014	2013
Coalition revenues	$126.8	$123.6	$125.5	2.4%	(1.5)%
Coalition profit (loss)	(2.7)	(0.6)	(0.2)
Operating margin	(2.1)%	(0.5)%	(0.2)%

VF Outlet® stores in the U.S. sell VF products at prices that are generally higher than what could be realized through external wholesale channels, as well as other non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category.

Reconciliation of Coalition Profit to Consolidated Income Before Income Taxes

There are three types of costs necessary to reconcile total coalition profit to consolidated income before income taxes. These costs are (i) noncash impairment of goodwill and intangible assets, which is excluded from coalition profit because these costs are not part of the ongoing operations of the respective businesses, (ii) interest expense, net, which is excluded from coalition profit because substantially all financing costs are managed at the corporate office and are not under the control of coalition management, and (iii) corporate and other expenses, which are excluded from coalition profit to the extent they are not allocated to the coalitions. Impairment of goodwill and intangible assets and net interest expense are discussed in the “Consolidated Statements of Income” section. The corporate and other expenses are summarized as follows:

In millions	2014	2013	2012
Information systems and shared services	$290.9	$256.9	$247.8
Less costs allocated to coalitions	(223.6)	(199.9)	(180.1)

	67.3	57.0	67.7
Corporate headquarters’ costs	146.9	133.6	127.8
Other	61.3	96.2	45.7

Corporate and other expenses	$275.5	$286.8	$241.2

Information Systems and Shared Services

These costs include management information systems and the centralized finance, supply chain, human resources, direct-to-consumer and customer management functions that support worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services. Costs to develop new computer applications are generally not allocated to the coalitions. The increases in information systems and shared services costs in 2014 and 2013 resulted from the overall growth of the businesses and costs associated with expanded software implementations and upgrades. Information systems and shared services costs in 2012 also included increased information systems spending related to the integration of Timberland.

Corporate Headquarters’ Costs

Headquarters’ costs include compensation and benefits of corporate management and staff, legal and professional fees and general and administrative expenses that have not been allocated to the coalitions. The increase in corporate headquarters’ costs in 2014 over 2013 was primarily driven by increases in cash and stock-based compensation, resulting from corporate performance in excess of established goals and increases in VF’s share price. The increase in corporate headquarters’ costs in 2013 over 2012 was primarily due to an increase in charitable contributions.

Other

This category includes (i) costs of corporate programs or corporate-managed decisions that are not allocated to the coalitions, (ii) costs of registering, maintaining and enforcing certain of VF’s trademarks, and (iii) miscellaneous consolidated costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The current year service cost component of pension expense is allocated to the coalitions, while the remaining cost components totaling $32.0 million for 2014, $60.9 million for 2013 and $67.2 million for 2012, are reported in corporate and other expenses. The decrease in other expenses in 2014 compared with 2013 was driven by lower pension expense in 2014 compared with 2013.

The increase in other expenses in 2013 compared with 2012 was driven by the $42.0 million gain on the sale of John Varvatos, which was recorded as an offset to other expense in 2012. In addition, an increase in deferred compensation expense in 2013 was partially offset by lower pension expense compared with 2012.

International Operations

International revenues grew 9% in 2014 compared with 2013. Revenues in Europe rose 8% with positive results from most VF brands sold in that region. In the Asia Pacific region, revenues increased 17% primarily driven by growth in China. Revenues in the Americas (non-U.S.) region increased 5%. International revenues represented 38% of total VF revenues in both 2014 and 2013. Foreign currency translation negatively impacted international revenues by $90.6 million in 2014.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 19% in 2014 with double-digit increases in all regions and growth in nearly every VF brand with a retail format. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth. VF opened 188 stores in 2014, bringing the total number of VF-owned retail stores to 1,401 at December 2014. Direct-to-consumer revenues were 26% of total VF revenues in 2014 compared with 24% in 2013 (22% in 2013 prior to the concession classification change discussed below).

Concessions are retail store locations, which are all outside the U.S., where VF is responsible for all aspects of operations without ownership of the retail space. Under typical concession arrangements, VF pays a concession fee for use of the space based on a percentage of retail sales. Beginning in 2014, we have included all revenues from concession retail stores in our direct-to-consumer revenues. In addition, we began classifying all concession fees as a component of selling, general and administrative expenses instead of the previous treatment as an offset to revenue in the Consolidated Statements of Income. We made these changes to better represent the operations of our direct-to-consumer business. These changes in classification did not impact operating income. The 2013 and 2012 reported balances have not been restated in the Consolidated Statements of Income because the impact is immaterial. However, comparative references to direct-to-consumer and wholesale revenue growth rates reflect the reclassification of concession revenues to the direct-to-consumer channel as if the change had occurred at the beginning of each reporting period.

Analysis of Financial Condition

Balance Sheets

The following discussion refers to significant changes in balances at December 2014 compared with December 2013:

•	Decrease in accounts receivable — resulting from the impact of the 53rd week which included strong cash collections from our wholesale customers.

•	Increase in inventory — driven by expected revenue growth in the first quarter of 2015 compared with the prior year.

•	Increase in other current assets — primarily due to higher prepaid income taxes and unrealized hedging gains.

•

Decrease in intangible assets — driven by (i) impairment charges for 7 For All Mankind® and Splendid® and Ella Moss® to reduce the carrying values of their customer relationship assets and indefinite-lived trademarks to fair value, (ii) the impact of foreign currency fluctuations, and (iii) amortization expense. See Notes F and T to the consolidated financial statements for additional information.

•

Decrease in goodwill — due to the impairment charge related to the Splendid® and Ella Moss® reporting unit and the impact of foreign currency fluctuations. See Notes G and T to the consolidated financial statements for additional information.

•

Increase in other assets — primarily due to higher deferred software costs related to i) system implementations, and ii) a new software license agreement that supports our e-commerce infrastructure and other key business functions.

•	Increase in other liabilities — resulting from an increase in the underfunded status of the defined benefit pension plans in 2014, as discussed below, partially offset by lower deferred income taxes.

The funded status of the defined benefit pension plans is reflected in the balance sheet as the excess (or deficiency) of pension plan assets compared with projected benefit obligations payable to plan participants. The underfunded status of the defined benefit pension plans was $371.7 million at the end of 2014 compared with $221.2 million at the end of 2013. The decline in the funded status as of December 2014 was due to an increase in the projected benefit obligations caused primarily by lower discount rates and increased mortality expectations, partially offset by an increase in pension plan assets due to a $50.0 million discretionary contribution to the domestic qualified plan in December 2014. VF made an additional $250.0 million discretionary contribution to the domestic qualified plan in January 2015 which significantly improved the underfunded status subsequent to year-end. See the “Critical Accounting Policies and Estimates” section below and Note M to the consolidated financial statements for additional discussion of the defined benefit pension plans.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	2014	2013
Working capital	$2,565.6	$2,315.0
Current ratio	2.6 to 1	2.5 to 1
Debt to total capital	20.5%	19.3%

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus stockholders’ equity. The ratio of net debt to total net capital (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents) was 7.8% at December 2014 and 10.0% at December 2013.

In summary, our cash flows were as follows:

In millions	2014	2013	2012
Cash provided by operating activities	$1,697.6	$1,506.0	$1,275.0
Cash used by investing activities	(329.3)	(350.3)	(220.3)
Cash used by financing activities	(1,107.4)	(983.8)	(802.5)

Cash Provided by Operating Activities

VF’s primary source of liquidity is the strong cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Cash provided by operating activities was $1.7 billion in 2014, $1.5 billion in 2013 and $1.3 billion in 2012. Although net income decreased in 2014 due to the impairment charge for goodwill and intangible assets, cash provided by operations increased in 2014 compared with 2013 primarily due to i) improved operating performance, ii) increased accounts receivable collections during the 53rd week, and iii) the net impact of changes in noncash adjustments, primarily related to pension obligations, impairment charges, depreciation and amortization, and deferred taxes. These cash flow increases were partially offset by the impact of higher inventory levels at the end of 2014 compared with 2013 due to anticipated revenue growth in the first quarter of 2015.

The improvement in cash provided by operations in 2013 compared with 2012 is due to the increase in net income and higher levels of noncash adjustments related to (i) pension and deferred compensation obligations, (ii) depreciation and amortization, and (iii) the 2012 gain on the sale of John Varvatos. The net change in operating assets and liabilities was essentially the same in 2013 and 2012, reflecting a slightly improved use of working capital considering the growth in the business.

Cash Used by Investing Activities

Cash used by investing activities was $329.3 million in 2014, $350.3 million in 2013 and $220.3 million in 2012. VF’s investing activities in 2014 related primarily to capital expenditures of $234.1 million and software purchases of $67.9 million. Capital expenditures decreased $37.1 million in 2014 compared with 2013 due to the completion of a number of significant projects during 2013. Software purchases increased $14.0 million over the 2013 period due to system implementations and a new software license agreement that supports our e-commerce infrastructure and other key business functions. VF expects capital spending to approximate $225.0 million in 2015 to support continued growth. This spending is expected to be funded by cash flow from operations.

VF’s investing activities in 2013 related primarily to capital expenditures of $271.2 million and software purchases of $54.0 million, which increased a combined $42.3 million compared with 2012. The higher levels of spending were related to a number of infrastructure projects that support VF’s continued experience and expectations for revenue growth including (i) a European headquarters, (ii) additional distribution facilities, (iii) new retail stores, and (iv) system implementations.

Cash Used by Financing Activities

Cash used by financing activities was $1.1 billion in 2014, $983.8 million in 2013 and $802.5 million in 2012. The increase in cash used by financing activities in 2014 compared with 2013 was driven by an increase of $445.8 million in open market purchases of Common Stock and an increase of $76.8 million in cash dividends paid, partially offset by a $400.1 million decrease in payments of long-term debt. The increase in cash used by financing activities in 2013 compared with 2012 was primarily due to the repayment of $400.0 million of debt and a $68.9 million increase in cash dividends paid. In addition, short-term borrowings used to fund the Timberland acquisition in 2012 were repaid in 2013.

During 2014, 2013 and 2012, VF purchased 12.0 million, 6.8 million and 8.0 million shares, respectively, of its Common Stock in open market transactions. The respective cost was $727.8 million, $282.1 million and $299.7 million with an average price per share of $60.46 in 2014, $41.19 in 2013 and $37.13 in 2012.

As of the end of 2014, the Company had 40.7 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. From January 5, 2015 to February 27, 2015, the Company repurchased an additional 9.7 million shares of Common Stock in open market transactions for $706.5 million (average price per share of $72.88). VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”), which supports its $1.25 billion U.S. commercial paper program for short-term seasonal working capital requirements. The Global Credit Facility expires in December 2016. As of December 2014, there were no commercial paper borrowings outstanding and the entire amount of the Global Credit Facility was available for borrowing, except for $16.5 million of standby letters of credit issued on behalf of VF.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of 2014, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

Cash dividends totaled $1.1075 per common share in 2014, compared with $0.9150 in 2013 and $0.7575 in 2012. The dividend payout rate was 46.5% of diluted earnings per share in 2014 (36.0% excluding the effects of the noncash goodwill and intangible asset impairment charge), 33.8% in 2013 and 31.2% in 2012. The current indicated annual dividend rate for 2015 is $1.28 per share.

As of December 2014, approximately $527.0 million of cash and short-term investments was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. VF’s intent is to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the U.S., VF would be required to provide taxes on these amounts based on applicable U.S. tax rates, net of foreign taxes already paid.

Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2014 that will require the use of funds:

		Payment Due or Forecasted by Period
In millions	Total	2015	2016	2017	2018	2019	Thereafter
Recorded liabilities:
Long-term debt (1)	$1,435	$4	$4	$254	$4	$4	$1,165
Other (2)	581	83	144	92	53	40	169
Unrecorded commitments:
Interest payment obligations (3)	1,021	75	75	74	59	58	680
Operating leases (4)	1,476	331	275	224	177	142	327
Minimum royalty payments (5)	320	53	82	82	52	51	—
Inventory obligations (6)	1,447	1,440	7	—	—	—	—
Other obligations (7)	110	90	17	2	1	—	—

	$6,390	$2,076	$604	$728	$346	$295	$2,341

(1)	Long-term debt consists of required principal payments on long-term debt and capital lease obligations.

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

(4)

Operating leases represent required minimum lease payments. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities and maintenance. These costs are not included above and were approximately 19% of rent expense in 2014. Total lease commitments exclude $3.7 million of payments to be received under noncancelable subleases.

(5)

Minimum royalty payments represent obligations under license agreements to use trademarks owned by third parties and include required minimum advertising commitments. Actual payments could exceed minimum royalty obligations.

(6)

Inventory obligations represent binding commitments to purchase finished goods, raw materials and sewing labor that are payable upon delivery of the inventory to VF. This obligation excludes the amount included in accounts payable at December 2014 related to inventory purchases.

(7)

Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects.

VF had other financial commitments at the end of 2014 that are not included in the above table but may require the use of funds under certain circumstances:

•

Funding contributions to the U.S. qualified defined benefit pension plan are not included in the table because it is uncertain whether or when further contributions will be required. In January 2015, VF made a discretionary contribution of $250.0 million to the domestic qualified plan.

•

$108.4 million of surety bonds, standby letters of credit and international bank guarantees are not included in the above table because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.

•	Purchase orders for goods or services in the ordinary course of business are not included in the above table because they represent authorizations to purchase rather than binding commitments.

•

VF has guaranteed approximately $1.4 million of outstanding loans issued by the International Finance Corporation to VF suppliers. At December 2014, VF has a $0.1 million liability related to the estimated fair value of these guarantees.

Management believes that VF’s cash balances and funds provided by operating activities, as well as unused bank credit lines, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain the dividend payout policy, and (iii) flexibility to meet investment opportunities that may arise.

VF does not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.

Risk Management

VF is exposed to risks in the ordinary course of business. Management regularly assesses and manages exposures to these risks through operating and financing activities and, when appropriate, by (i) taking advantage of natural hedges within VF, (ii) purchasing insurance from commercial carriers, or (iii) using derivative financial instruments. Some potential risks are discussed below:

Insured risks

VF self-insures a substantial portion of employee group medical, worker’s compensation, vehicle, property, director and officer, and general liability exposures and purchases insurance from highly-rated commercial carriers for losses in excess of retained exposures.

Cash and equivalents risks

VF had $971.9 million of cash and equivalents at the end of 2014, including demand deposits, money market funds and short-term time deposits. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business. Similarly, management monitors the credit quality of cash equivalents.

Defined benefit pension plan risks

At the end of 2014, VF’s defined benefit pension plans were underfunded by $371.7 million, which is recorded as a net liability in the Consolidated Balance Sheet. VF has made significant cash contributions in recent years to improve the funded status of the plans, including discretionary contributions to the domestic qualified plan of $50.0 million in 2014 and $100.0 million in 2013. In January 2015, VF made another discretionary contribution to the domestic qualified plan of $250.0 million which significantly improved VF’s overall underfunded status and fully funded the domestic qualified plan. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.

VF’s reported earnings are subject to risks due to the volatility of its pension expense. Pension expense has ranged from $57.9 million to $92.7 million over the last three years, with the fluctuations primarily due to varying amounts of actuarial gains and losses that are deferred and amortized to future years’ expense. The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.

VF has taken several steps to manage the risk and volatility in the pension plans and their impact on the financial statements. In 2005, VF’s U.S. defined benefit plans were closed to new entrants, which did not affect the benefits of existing plan participants at that date or their accrual of future benefits. In more recent years, the investment strategy of the U.S. defined benefit plan has been revised to define dynamic asset allocation targets that are dependent upon changes in the plan’s funded status, capital market expectations, and risk tolerance. Management will continue to evaluate actions that may help to reduce VF’s risks related to its defined benefit plans.

Interest rate risks

VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since a significant portion of VF’s long-term debt has fixed interest rates, the exposure primarily relates to changes in interest rates on variable rate short-term borrowings (which averaged $409.0 million during 2014). However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during 2014, the effect on reported net income of a hypothetical 1.0% change in interest rates is approximately $0.6 million.

Foreign currency exchange rate risks

VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 38% of VF’s revenues in 2014 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. VF does not hedge the translation of foreign currency operating results into the U.S. dollar; however, management does hedge foreign currency transactions as discussed later in this section.

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

VF monitors net foreign currency market exposures and enters into derivative foreign currency contracts to hedge the effects of exchange rate fluctuations for a significant portion of forecasted foreign currency cash flows or specific foreign currency transactions (relating to cross-border inventory purchases, production costs, product sales and intercompany royalty payments). VF’s practice is to buy or sell primarily U.S. dollar contracts that cover up to 80% of foreign currency exposures for periods of up to 24 months. Currently, VF uses only forward exchange contracts but may use options or collars in the future. This use of financial instruments allows management to reduce the overall exposure to risks from exchange rate fluctuations on VF’s cash flows and earnings, since gains and losses on these contracts will offset losses and gains on the transactions being hedged.

For cash flow hedging contracts outstanding at the end of 2014, if there were a hypothetical change in foreign currency exchange rates of 10% compared with rates at the end of 2014, it would result in a change in fair value of those contracts of approximately $143.2 million. However, any change in the fair value of the hedging contracts would be offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.

Counterparty risks

VF is exposed to credit-related losses in the event of nonperformance by counterparties to derivative hedging instruments. To manage this risk, we have established counterparty credit guidelines and only enter into derivative transactions with financial institutions with ‘A minus/A3’ investment grade credit ratings or better. VF continually monitors the credit rating of, and limits the amount hedged with, each counterparty. Additionally, management utilizes a portfolio of financial institutions to minimize exposure to potential counterparty defaults and adjusts positions as necessary. VF also monitors counterparty risk for derivative contracts within the defined benefit pension plans.

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

Deferred compensation and related investment security risks

VF has nonqualified deferred compensation plans in which liabilities to the plans’ participants are based on the market values of the participants’ selection of a hypothetical portfolio of investment funds, including VF Common Stock. VF invests in a portfolio of securities that substantially mirrors the participants’ investment selections. The increases and decreases in deferred compensation liabilities (except for the participants’ investment selections in VF Common Stock) are substantially offset by corresponding increases and decreases in the market value of VF’s investments, resulting in an insignificant net exposure to operating results and financial position. The VF Common Stock is treated as treasury shares for financial reporting purposes, so any gains or losses on those shares result in exposure to operating results and financial position as a result of the change in participant liabilities.

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

The application of these accounting policies requires that VF make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because VF’s business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. In addition, VF may retain outside specialists to assist in valuations of business acquisitions, impairment testing of goodwill and intangible assets, equity compensation, pension benefits and self-insured liabilities. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.

VF believes the following accounting policies involve the most significant management estimates, assumptions and judgments used in preparation of the consolidated financial statements or are the most sensitive to change from outside factors. The application of these critical accounting policies and estimates is discussed with the Audit Committee of the Board of Directors.

Inventories

VF’s inventories are stated at the lower of cost or market value. Cost includes all material, labor and overhead costs incurred to manufacture or purchase the finished goods. Overhead allocated to manufactured product is based on the normal capacity of plants and does not include amounts related to idle capacity or abnormal production inefficiencies. VF performs a detailed review at each business unit, at least quarterly, of all inventories on the basis of individual styles or individual style-size-color stock keeping units to identify slow moving or excess products, discontinued and to-be-discontinued products, and off-quality merchandise. This review matches inventory on hand, plus current production and purchase commitments, with current and expected future sales orders. Management performs an evaluation to estimate market value using a systematic and consistent methodology of forecasting future demand, market conditions and selling prices. If the estimated market value is less than cost, VF provides an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to VF’s timely identification and rapid disposal of these reduced value inventories.

Physical inventory counts are taken on a regular basis. VF provides for estimated inventory losses that have likely occurred since the last physical inventory date. Historically, physical inventory shrinkage has not been significant. VF also conducts cycle counts at most locations throughout the year.

Long-lived Assets, Including Goodwill and Intangible Assets

VF allocates the purchase price of an acquired business to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. VF evaluates fair value at acquisition using three valuation techniques — the replacement cost, market and income methods — and weights the valuation methods based on what is most appropriate in the circumstances. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective.

Fair value for acquired intangible assets is generally based on the present value of expected cash flows. Indefinite-lived trademark or trade name intangible assets (collectively referred to herein as “trademarks”) represent individually acquired trademarks, some of which are registered in multiple countries. Definite-lived customer relationship intangible assets are based on the value of relationships with wholesale customers at the time of acquisition. Definite-lived license intangible assets relate to numerous licensing contracts, with VF as either the licensor or licensee. Goodwill represents the excess of cost of an acquired business over the fair value of net tangible assets and identifiable intangible assets acquired, and is assigned at the reporting unit level.

VF’s depreciation policies for property, plant and equipment reflect judgments on their estimated economic lives and residual value, if any. VF’s amortization policies for definite-lived intangible assets reflect judgments on the estimated amounts and duration of future cash flows expected to be generated by those assets. In evaluating the amortizable life for customer relationship intangible assets, management considers historical attrition patterns for various groups of customers. For license-related intangible assets, management considers historical trends and anticipated license renewal periods.

VF’s policy is to review property, plant and equipment and definite-lived intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. VF tests for potential impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent. VF measures recoverability of the carrying value of an asset or asset group by comparison with estimated undiscounted cash flows expected to be generated by the asset. If forecasted undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, a fair value analysis must be performed, and an impairment charge is recorded if there is an excess of the asset’s carrying value over its estimated fair value.

When testing customer relationship intangible assets for potential impairment, management considers historical customer attrition rates and projected revenues and profitability related to customers that existed at acquisition. Management uses the multi-period excess earnings method, which is a specific application of the discounted cash flow method, to value customer relationship assets. Under this method, VF calculates the present value of the after-tax cash flows expected to be generated by the customer relationship asset after deducting contributory asset charges.

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As part of its annual impairment testing, VF may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If management’s assessment of these qualitative factors indicates that it is not more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the intangible asset or reporting unit must be quantitatively tested for impairment.

An indefinite-lived intangible asset is quantitatively tested for possible impairment by comparing the estimated fair value of the asset with its carrying value. Fair value of an indefinite-lived trademark is based on an income approach using the relief-from-royalty method. Under this method, forecasted revenues for products sold with the trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership), and the fair value is calculated as the present value of those forecasted royalties avoided by owning the trademark. The appropriate discount rate is based on the reporting unit’s weighted average cost of capital (“WACC”) that considers market participant assumptions, plus a spread that factors in the risk of the intangible asset. The royalty rate is selected based on consideration of i) royalty rates included in active license agreements, if applicable, ii) royalty rates received by market participants in the apparel industry, and iii) the current performance of the reporting unit. If the estimated fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the estimated fair value of the trademark is less than its carrying value, an impairment charge would be recognized for the difference.

Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of a reporting unit with its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by coalition management. In the first step of the quantitative goodwill impairment test, VF compares the carrying value of a reporting unit, including its recorded goodwill, to the estimated fair value of the reporting unit.

For goodwill impairment testing, VF estimates the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit’s forecasted future cash flows that are discounted to present value using the reporting unit’s WACC discussed above. For the market-based approach, management uses both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue/EBITDA data from target companies deemed similar to the reporting unit.

Based on the range of estimated fair values developed from the income and market-based methods, VF determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, VF performs the second step of the goodwill impairment test to determine the impairment charge, if any. The second step involves a hypothetical allocation of the estimated fair value of the reporting unit to its tangible and intangible assets (excluding goodwill) and liabilities as if the reporting unit were newly acquired, which results in an implied fair value of the goodwill. The amount of the impairment charge is the excess of the recorded goodwill, if any, over the implied fair value of the goodwill.

The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which VF operates and conditions in the capital markets, many of which are outside of management’s control. At the reporting unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit’s strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management’s estimates and assumptions regarding:

•	Annual cash flows, on a debt-free basis, arising from future revenues and profitability, changes in working capital, capital spending and income taxes for at least a 10-year forecast period.

•

A terminal growth rate for years beyond the forecast period. The terminal growth rate is selected based on consideration of growth rates used in the forecast period, historical performance of the reporting unit and economic conditions.

•

A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term treasury securities, the risk premium associated with investing in equity securities of comparable companies, the beta obtained from comparable companies and the cost of debt for investment grade issuers. In addition, the discount rate may consider any company-specific risk in achieving the prospective financial information.

Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of VF’s reporting units.

Management concluded that no triggering events occurred during 2014 related to goodwill and indefinite-lived intangible assets. As such, management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of 2014. VF elected to bypass the qualitative assessment and perform a quantitative analysis for the Splendid® and Ella Moss® and lucy® reporting units, and for the Splendid® and Ella Moss®, 7 For All Mankind® and lucy® trademark intangible assets. Management performed a qualitative analysis for all other reporting units and trademark intangible assets, as discussed below in the “Other reporting units — qualitative impairment analysis” section.

Splendid® and Ella Moss® impairment analysis

VF performed a quantitative impairment analysis of the goodwill and trademark intangible asset for the Splendid® and Ella Moss® reporting unit as of the beginning of the fourth quarter of 2014 and concluded that both the goodwill and the trademark were impaired. Accordingly, management recorded an impairment charge for the entire goodwill balance of $142.4 million, and an impairment charge of $45.7 million to bring the trademark to its estimated fair value of $53.2 million. Additionally, management concluded that a triggering event occurred related to the Splendid® and Ella Moss® definite-lived customer relationship asset as a result of management’s annual strategic plan review conducted in the fourth quarter. Management performed a quantitative impairment analysis and recorded a $64.2 million impairment charge to reduce the carrying value of the Splendid® and Ella Moss® customer relationship asset to its estimated fair value of $12.4 million.

The Splendid® and Ella Moss® reporting unit, acquired in 2009, sells premium tops and casual apparel primarily in the women’s contemporary apparel space. Recent performance of the brand has been negatively impacted by challenging consumer trends in women’s contemporary apparel, which has led to reduced foot traffic and increased promotional activity in department stores and in our VF-operated stores. Management’s revenue and profitability forecasts used in the Splendid® and Ella Moss® goodwill and intangible asset valuations were developed in conjunction with management’s annual strategic plan review conducted in the fourth quarter, and our resulting revised outlook for business performance, and considered recent performance and trends, strategic initiatives and the general softness of the contemporary apparel market.

Key assumptions developed by VF management and used in our quantitative analysis of the Splendid® and Ella Moss® reporting unit, trademark and customer relationship assets include:

•	Modest revenue growth, primarily driven by the e-commerce business

•	Gross margin expected to be consistent with 2014

•	Modest increase in selling, general and administrative expenses as a percentage of revenues, due to fixed costs, primarily in our direct-to-consumer business, increasing at a faster rate than revenues

•	Market-based discount rates

•	Royalty rate based on active license agreements of these brands

In addition, the customer relationship asset valuation considered historical attrition rates, revenues and profitability related to wholesale customers that existed at acquisition.

7 For All Mankind® impairment analysis

VF performed a fair value assessment of the trademark intangible asset at the 7 For All Mankind® reporting unit as of the beginning of the fourth quarter of 2014. All goodwill related to the 7 For All Mankind® reporting unit was written off as part of the 2010 impairment analysis. A portion of the original value of the trademark was impaired ($6.6 million) as part of the 2010 impairment analysis, and was written down to its estimated fair value of $305.2 million at that time. In 2014, we recorded an additional $87.6 million impairment charge to reduce the 7 For All Mankind® trademark to its estimated fair value of $207.6 million. Additionally, management concluded that a triggering event occurred related to the 7 For All Mankind® definite-lived customer relationship intangible asset as a result of management’s annual strategic plan review conducted in the fourth quarter. Management performed a quantitative impairment analysis and recorded a $56.6 million impairment charge to reduce the carrying value of the 7 For All Mankind® customer relationship asset to its estimated fair value of $44.0 million.

The 7 For All Mankind® reporting unit, acquired in 2007, markets premium denim through upscale department stores, specialty stores and VF-operated stores. Recent performance by the brand has been negatively impacted by ongoing challenges in the premium denim market. Management’s revenue and profitability forecasts used in the 7 For All Mankind® intangible asset valuations were developed in conjunction with management’s annual strategic plan review conducted in the fourth quarter, and our resulting revised outlook for business performance, and considered recent performance and trends, strategic initiatives and the general softness of the premium denim market.

Key assumptions developed by VF management and used in our quantitative analysis of the 7 For All Mankind® trademark and customer relationship assets include:

•	Modest wholesale and direct-to-consumer revenue growth, primarily driven by the e-commerce business

•	Market-based discount rates

•	Royalty rate based on active license agreements of the brand

In addition, the customer relationship asset valuation considered historical attrition rates, revenues and profitability related to wholesale customers that existed at acquisition.

lucy® impairment analysis

As of the beginning of the fourth quarter of 2014, VF performed a quantitative impairment analysis of the goodwill and trademark intangible asset for the lucy® reporting unit and concluded that both the goodwill and the trademark were not impaired. For goodwill, the estimated fair value exceeded the reporting unit’s carrying value by approximately 30%. The estimated fair value of the trademark intangible asset exceeded its carrying value by a significant amount.

The lucy® reporting unit, acquired in 2007, markets women’s activewear through VF-operated stores and, more recently, in the wholesale channel through specialty and premium sporting goods retailers. As part of the 2009 annual impairment analysis, a portion of the lucy® goodwill ($12.3 million) and trademark ($9.7 million) were written down to their estimated fair values of $39.3 million and $40.3 million, respectively.

VF is optimistic about the lucy® brand due to i) the recent expansion of the wholesale business with major retailers, ii) the recent launch and success of new product introductions and iii) the current condition of the “athleisure” apparel space, which is trending above the overall apparel market. Key assumptions developed by VF management and used in our quantitative analysis of the lucy® reporting unit and trademark asset include:

•	Moderate revenue growth balanced across the wholesale and direct-to-consumer channels

•	Additional openings of retail stores, remodeling of existing stores and closure of underperforming stores

•	Wholesale growth driven by continued door expansion with existing and new customers

•	Modest gross margin expansion based on updated strategies

•	Increased leverage of selling, general and administrative expenses on higher revenues

•	Improved profitability over historical levels based on the assumptions discussed above

•	Market-based discount rates

•	Royalty rate based on the range of rates achieved by other VF brands and market participants

Actual results for the lucy® reporting unit may vary from projected results. Accordingly, management performed sensitivity analysis on the impairment models and concluded that the reporting unit goodwill and trademark intangible asset were not impaired, even with significant negative changes made to key assumptions. For example, a 50% decrease in the forecasted cumulative average revenue growth rate used in the trademark intangible asset impairment model did not cause its estimated fair value to decline below carrying value. Similarly for goodwill, a 20% decrease in projected cash flows did not cause the estimated fair value of the reporting unit to decline below its carrying value. Separately, a 100 basis point increase in the discount rate did not cause the estimated fair value of the lucy® reporting unit or trademark intangible asset to decline below their respective carrying values.

Other reporting units — qualitative impairment analysis

For all other reporting units, VF elected to perform a qualitative assessment to determine whether it is more likely than not that the goodwill and trademark intangible assets in those reporting units were impaired. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including (i) current year results, ii) financial performance versus management’s annual and five-year strategic plans, iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, VF concluded that it was not more likely than not that the carrying values of the goodwill and trademark intangible assets were greater than their fair values, and that further quantitative testing was not necessary.

Management’s use of estimates and assumptions

It is possible that VF’s conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and intangible asset impairment testing performed as of the beginning of the fourth quarter of 2014 will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2015 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.

A future impairment charge for goodwill or intangible assets could have a material effect on VF’s consolidated financial position and results of operations.

Stock Options

VF uses a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. VF believes that a lattice model provides a refined estimate of the fair value of options because it can incorporate (i) historical option exercise patterns and multiple assumptions about future option exercise patterns for each of several groups of option holders and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. Management performs an annual review of all assumptions employed in the valuation of option grants and believes they are reflective of the outstanding options and underlying Common Stock and of groups of option participants. The lattice valuation incorporates the assumptions listed in Note O to the consolidated financial statements.

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

Volatility is another critical assumption requiring judgment. Management bases its estimates of future volatility on a combination of implied and historical volatility. Implied volatility is based on short-term (6 to 9 months) publicly traded near-the-money options on VF Common Stock. VF measures historical volatility over a ten-year period, corresponding to the contractual term of the options, using daily stock prices. Management’s assumption for valuation purposes is that expected volatility starts at a level equal to the implied volatility and then transitions to the historical volatility over the remainder of the ten-year option term.

Pension Obligations

VF sponsors a qualified defined benefit pension plan covering most full-time U.S. employees hired before 2005 and an unfunded supplemental defined benefit pension plan that provides benefits in excess of the limitations imposed by income tax regulations. VF also sponsors defined benefit pension plans covering selected international employees. The selection of actuarial assumptions for determining the projected pension benefit liabilities and annual pension expense is significant due to amounts involved and the long time period over which benefits are accrued and paid.

Management reviews annually the principal economic actuarial assumptions, summarized in Note M to the consolidated financial statements, and revises them as appropriate based on current rates and trends. VF also periodically reviews and revises, as necessary, other plan assumptions such as rates of compensation increases, retirement, termination, disability and mortality. VF believes the assumptions appropriately reflect the participants’ demographics and projected benefit obligations of the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.

The below discussion of discount rate, return on assets and mortality assumptions relate specifically to the U.S. pension plans, as they comprise over 90% of plan assets and projected benefit obligations of the combined U.S. and international plans.

One of the critical assumptions used in the actuarial model is the discount rate, which is used to estimate the present value of future cash outflows necessary to meet projected benefit obligations for the specific plan. It is the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. The discount rate assumption is based on current market interest rates. VF selects a discount rate for each of the U.S. pension plans by matching high quality corporate bond yields to the timing of projected benefit payments to participants in each plan. VF uses the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service or Standard & Poor’s Ratings Services. From this population of approximately 715 such bonds having at least $50.0 million outstanding that are noncallable/nonputable unless with make-whole provisions, VF excluded the highest and lowest yielding bonds. Each plan’s projected benefit payments are matched to current market interest rates over the expected payment period to calculate an associated present value. A single equivalent discount rate is then determined that produces the same present value. The resulting discount rate is reflective of both the current interest rate environment and the plan’s distinct liability characteristics. VF believes that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards and that the 2014 discount rates of 4.05% for the U.S. qualified defined benefit pension plan and 4.00% for the unfunded supplemental defined benefit plan appropriately reflect current market conditions and the long-term nature of projected benefit payments to participants in the U.S. pension plans. These lower discount rates, compared with the rates of 5.00% for the U.S. qualified defined benefit pension plan and 4.90% for the unfunded supplemental defined benefit plan at the end of 2013, reflects the general decline in yields of U.S. government obligations and high quality corporate bonds during 2014. The discount rate for the plans may differ from the rates used by other companies because of longer expected duration of benefit payments reflecting (i) the higher percentage of female participants who generally have a longer life expectancy than males and (ii) the higher percentage of inactive participants who will not begin receiving vested benefits for many years.

Another critical assumption of the actuarial model is the expected long-term rate of return on investments. VF’s investment objective is to invest in a diversified portfolio of assets with an acceptable level of risk to maximize the long-term return while minimizing volatility of the value of plan assets relative to the value of plan liabilities. These risks include market, interest rate, credit, liquidity, regulatory and foreign securities risks. Investment assets consist of domestic and international equity, corporate and governmental fixed income and alternative assets. VF develops a projected rate of return for each of the investment asset classes based on many factors, including historical and expected returns, the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed income securities. The weighted average projected long-term rates of return of the various assets held by the qualified plan provide the basis for the expected long-term rate of return actuarial assumption. VF’s rate of return assumption was 6.50% in 2014, 7.00% in 2013 and 7.50% in 2012. In recent years, VF has altered the investment mix by (i) increasing the allocation to fixed income investments and reducing the allocation to equity investments, (ii) increasing the allocation in equities to more international investments and, (iii) adding alternative assets as an asset class. The changes in asset allocation are anticipated, over time, to reduce the year-to-year variability of the domestic plan’s funded status and resulting pension expense. Based on an evaluation of market conditions and projected market returns, VF will be using a rate of return assumption of 6.25% for the U.S. plan for 2015. Management monitors the plan’s asset allocation to balance anticipated investment returns with risk in a given year.

We consistently review all of our demographic assumptions as part of the normal management of our defined benefit plans, and update these assumptions as appropriate. In 2014, the Society of Actuaries issued new mortality tables (RP-2014) and mortality improvement scales (MP-2014) which reflect longer life expectancies than the previous tables. This updated information was considered, along with the characteristics of our plan-specific populations and other data where appropriate, in developing our best estimate of the expected mortality rates of plan participants in the U.S. pension plans. The update resulted in an increase in our projected benefit obligation of approximately $69.3 million, which is included in the projected benefit obligation shown in Note M to the consolidated financial statements.

Differences between actual results in a given year and the actuarially determined assumed results for that year (e.g., investment performance, discount rates and other assumptions) do not affect that year’s pension expense but instead are deferred as unrecognized actuarial gains or losses in accumulated other comprehensive income in the Consolidated Balance Sheet. At the end of 2014, there were $588.8 million of pretax accumulated deferred actuarial losses, plus $22.0 million of pretax deferred prior service costs, resulting in an after tax amount of $377.1 million in accumulated other comprehensive income (loss) in the 2014 Consolidated Balance Sheet. These deferred losses will be amortized over the average remaining service period as a component of pension expense.

Pension expense recognized in the financial statements was $57.9 million in 2014, $89.5 million in 2013 and $92.7 million in 2012. This compares with the cost of pension benefits actually earned by covered active employees (commonly called “service cost”) of $24.2 million in 2014, $25.4 million in 2013 and $23.2 million in 2012. Pension expense has been significantly higher than the annual service cost in recent years due to the amortization of prior years’ unrecognized actuarial losses (as discussed in the preceding paragraph). Looking forward, VF expects 2015 pension expense to increase to approximately $61.6 million due to increased amortization of unrealized losses driven by a decrease in the discount rate and an increase in the expected mortality assumption, partially offset by discretionary funding of $50.0 million and $250.0 million in December 2014 and January 2015, respectively.

The sensitivity of changes in actuarial assumptions on 2014 pension expense and on projected benefit obligations related to the U.S. defined benefit pension plan at the end of 2014, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
Dollars in millions	Pension Expense	Projected Benefit Obligations
0.50% decrease in discount rate	$16	$125
0.50% increase in discount rate	(13)	(112)
0.50% decrease in expected investment return	7	—
0.50% increase in expected investment return	(7)	—
0.50% decrease in rate of compensation change	(1)	(6)
0.50% increase in rate of compensation change	1	6

As discussed in the “Risk Management” section above, VF has taken several steps to reduce volatility in the pension plans and their impact on the financial statements. On a longer-term basis, VF believes the year-to-year variability of the retirement benefit expense should decrease.

Income Taxes

As a global company, VF is subject to income taxes and files income tax returns in over 100 domestic and foreign jurisdictions each year. Almost every jurisdiction in which VF operates has a lower effective income tax rate than the U.S. As discussed in Note P to the consolidated financial statements, VF has been granted a lower effective income tax rate on taxable earnings in certain foreign jurisdictions. We do not currently believe there is substantial risk to our ability to maintain a low foreign effective tax rate based on the economic conditions of the jurisdictions in which we operate. However, VF makes an ongoing assessment to identify any significant exposure related to increases in tax rates in these foreign jurisdictions, and will supplement future disclosures as applicable.

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

VF has $115.3 million of gross deferred income tax assets related to operating loss and capital loss carryforwards, and $88.9 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. In addition, VF has $7.9 million of valuation allowances against deferred income tax assets unrelated to operating loss and capital loss carryforwards. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.

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

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of January 3, 2015. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of January 3, 2015. The effectiveness of VF’s internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2015 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2015, which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2015 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2015, which information is incorporated herein by reference.

Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2015 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2015, which information is incorporated herein by reference.

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

Item 11.    Executive Compensation.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF — Directors’ Compensation” and “Executive Compensation” in VF’s 2015 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2015, which information is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2015 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2015, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2015 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2015, which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2015 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 3, 2015, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this 2014 report:

1. Financial statements

2. Financial statement schedules

Page Number
Schedule II — Valuation and Qualifying Accounts	F-48

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

Number	Description

3.	Articles of incorporation and bylaws:

	(A)	Articles of Incorporation, restated as of October 21, 2013 (Incorporated by reference to Exhibit 3(1) to Form 8-K dated October 21, 2013)

	(B)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3(B) to Form 10-K for the year ended December 29, 2012)

4.	Instruments defining the rights of security holders, including indentures:

	(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

	(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

	(C)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

	(D)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

Number	Description

	(E)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 10, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)

	(F)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)

	(G)	Form of 5.95% Note due 2017 for $250,000,000 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 25, 2007)

	(H)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 25, 2007)

	(I)	Second Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A. dated as of August 24, 2011 (Incorporated by reference to Exhibit 4.2 to Form 8-K dated August 24, 2011)

	(J)	Form of Fixed Rate Notes due 2021 (Incorporated by reference to Exhibit 4.4 to Form 8-K dated August 24, 2011)

10.	Material contracts:

	*(A)	1996 Stock Compensation Plan, as amended and restated as of December 20, 2013 (Incorporated by reference to Exhibit 10(A) to Form 10-K for the year ended December 28, 2013)

	*(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)

	*(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)

	*(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(D) to Form 10-K for the year ended January 2, 2010)

	*(E)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended December 29, 2012)

	*(F)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended January 2, 2010)

	*(G)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011)

	*(H)	Form of Award Certificate for Restricted Stock Units for Executive Officers (Incorporated by reference to Exhibit 10(H) to Form 10-K for the year ended December 29, 2012)

	*(I)	Form of Award Certificate for Restricted Stock Award (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 22, 2011)

	*(J)	Form of Award Certificate for Restricted Stock Award for Executive Officers (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 2012)

	*(K)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

Number	Description

	*(L)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

	*(M)	Executive Deferred Savings Plan II, as amended and restated as of January 1, 2015

	*(N)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)

	*(O)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)

	*(P)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)

	*(Q)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)

	*(R)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)

	*(S)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)

	*(T)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)

	*(U)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)

	*(V)	Twelfth Supplemental Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014)

	*(W)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)

	*(X)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

	*(Y)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2008)

Number	Description

	*(Z)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(W) to Form 10-K filed February 29, 2012)

	*(AA)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2013)

	*(BB)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10 (W) to Form 10-K for the year ended January 3, 2009)

	*(CC)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)

	*(DD)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(AA) to form 10-K filed February 29, 2012)

	(EE)	Five-year Revolving Credit Agreement, dated December 8, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 12, 2011)

	*	Management compensation plans

14.

Code of Business Conduct (Incorporated by reference to Exhibit 14.2 to Form 10-Q filed on May 7, 2014)

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

March 3, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Director

Juliana L. Chugg*	Director

Juan Ernesto de Bedout*	Director

Ursula O. Fairbairn*	Director

George Fellows*	Director

Mark S. Hoplamazian*	Director

Robert J. Hurst*	Director

Laura W. Lang*	Director

W. Alan McCollough*	Director

Clarence Otis, Jr.*	Director

Matthew J. Shattock*	Director

Eric C. Wiseman*	Director

Raymond G. Viault*	Director

*By:	/s/ Laura C. Meagher
Laura C. Meagher, Attorney-in-Fact

March 3, 2015

VF Corporation

Index to Consolidated Financial Statements

and Financial Statement Schedule

December 2014

VF Corporation

Management’s Report on Internal Control Over Financial Reporting

Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of January 3, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of VF Corporation

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of VF Corporation and its subsidiaries (the “Company”) at January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina

March 3, 2015

VF CORPORATION

Consolidated Balance Sheets

	December
	2014	2013
	In thousands, except share amounts

ASSETS
Current assets
Cash and equivalents	$971,895	$776,403
Accounts receivable, less allowance for doubtful accounts of $26,694 in 2014 and $45,350 in 2013	1,276,224	1,360,443
Inventories	1,482,804	1,399,062
Deferred income taxes	154,285	169,321
Other current assets	300,646	177,753

Total current assets	4,185,854	3,882,982
Property, plant and equipment	942,181	932,792
Intangible assets	2,433,552	2,960,201
Goodwill	1,824,956	2,021,750
Other assets	593,597	517,718

Total assets	$9,980,140	$10,315,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$21,822	$18,810
Current portion of long-term debt	3,975	5,167
Accounts payable	690,842	638,732
Accrued liabilities	903,602	905,292

Total current liabilities	1,620,241	1,568,001
Long-term debt	1,423,581	1,426,829
Other liabilities	1,305,436	1,243,575
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding in 2014 and 2013	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; 432,859,891 shares outstanding in 2014 and 440,310,370 in 2013	108,215	110,078
Additional paid-in capital	2,993,186	2,746,590
Accumulated other comprehensive income (loss)	(702,272)	(211,720)
Retained earnings	3,231,753	3,432,090

Total stockholders’ equity	5,630,882	6,077,038

Total liabilities and stockholders’ equity	$9,980,140	$10,315,443

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

	Year Ended December
	2014	2013	2012
	In thousands, except per share amounts
Net sales	$12,154,784	$11,302,350	$10,766,020
Royalty income	127,377	117,298	113,835

Total revenues	12,282,161	11,419,648	10,879,855

Costs and operating expenses
Cost of goods sold	6,288,190	5,931,469	5,817,880
Selling, general and administrative expenses	4,159,885	3,841,032	3,596,708
Impairment of goodwill and intangible assets	396,362	—	—

	10,844,437	9,772,501	9,414,588

Operating income	1,437,724	1,647,147	1,465,267
Interest income	6,911	4,141	3,353
Interest expense	(86,725)	(84,773)	(93,605)
Other income (expense), net	(5,544)	(4,025)	46,860

Income before income taxes	1,352,366	1,562,490	1,421,875
Income taxes	304,861	352,371	335,737

Net income	1,047,505	1,210,119	1,086,138
Net income attributable to noncontrolling interests	—	—	(139)

Net income attributable to VF Corporation common stockholders	$1,047,505	$1,210,119	$1,085,999

Earnings per common share attributable to VF Corporation common stockholders
Basic	$2.42	$2.76	$2.47
Diluted	2.38	2.71	2.43
Cash dividends per common share	$1.1075	$0.9150	$0.7575

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December
	2014	2013	2012
	In thousands
Net income	$1,047,505	$1,210,119	$1,086,138

Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during year	(469,663)	109,463	37,648
Less income tax effect	6,075	1,252	9,443
Defined benefit pension plans
Current year actuarial gains (losses) and plan amendments	(203,234)	146,746	(173,959)
Amortization of net deferred actuarial losses	37,518	85,356	69,744
Amortization of deferred prior service costs	5,445	1,270	3,357
Less income tax effect	60,588	(90,285)	37,013
Derivative financial instruments
Gains (losses) arising during year	88,387	(8,133)	(9,555)
Less income tax effect	(34,736)	3,196	3,976
Reclassification to net income for (gains) losses realized	32,111	(12,169)	(15,883)
Less income tax effect	(12,619)	4,782	6,199
Marketable securities
Gains (losses) arising during year	(698)	1,239	(401)
Less income tax effect	274	(542)	—

Other comprehensive income (loss)	(490,552)	242,175	(32,418)

Comprehensive income including noncontrolling interests	556,953	1,452,294	1,053,720
Comprehensive (income) loss attributable to noncontrolling interests	—	—	(139)

Comprehensive income attributable to VF Corporation	$556,953	$1,452,294	$1,053,581

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December
	2014	2013	2012
	In thousands
Operating activities
Net income	$1,047,505	$1,210,119	$1,086,138
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill and intangible assets	396,362	—	—
Depreciation	172,443	157,810	148,969
Amortization of intangible assets	42,061	45,787	47,929
Other amortization	60,379	49,676	41,058
Stock-based compensation	104,313	87,118	92,814
Provision for doubtful accounts	(2,198)	15,756	19,264
Pension expense less than contributions	(9,864)	(28,102)	(20,198)
Deferred income taxes	(78,064)	(12,370)	(20,797)
Gain on sale of businesses	—	—	(44,485)
Other, net	4,112	14,306	(40,931)
Changes in operating assets and liabilities, net of purchases and sales of businesses:
Accounts receivable	854	(155,053)	(111,571)
Inventories	(130,540)	(47,240)	87,620
Accounts payable	69,807	75,073	(74,294)
Income taxes	(44,144)	16,628	26,213
Accrued liabilities	41,989	84,472	(35,912)
Other assets and liabilities	22,614	(7,939)	73,183

Cash provided by operating activities	1,697,629	1,506,041	1,275,000
Investing activities
Capital expenditures	(234,077)	(271,153)	(251,940)
Business acquisitions, net of cash acquired	—	—	(1,750)
Proceeds from sale of businesses	—	—	72,519
Software purchases	(67,943)	(53,989)	(30,890)
Other, net	(27,235)	(25,131)	(8,230)

Cash used by investing activities	(329,255)	(350,273)	(220,291)
Financing activities
Net increase (decrease) in short-term borrowings	4,761	9,032	(269,010)
Payments on long-term debt	(4,760)	(404,872)	(2,776)
Purchases of treasury stock	(727,795)	(282,024)	(307,282)
Cash dividends paid	(478,933)	(402,136)	(333,229)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	34,869	48,029	62,770
Tax benefits of stock-based compensation	64,437	48,140	47,213
Other, net	—	—	(201)

Cash used by financing activities	(1,107,421)	(983,831)	(802,515)
Effect of foreign currency rate changes on cash and equivalents	(65,461)	7,005	4,039

Net change in cash and equivalents	195,492	178,942	256,233
Cash and equivalents — beginning of year	776,403	597,461	341,228

Cash and equivalents — end of year	$971,895	$776,403	$597,461

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	VF Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
	Shares	Amounts
	In thousands, except share amounts
Balance, December 2011	442,227,924	$110,557	$2,316,107	$(421,477)	$2,520,804	$(816)
Net income	—	—	—	—	1,085,999	139
Dividends on Common Stock	—	—	—	—	(333,229)	—
Purchase of treasury stock	(8,072,920)	(2,018)	—	—	(297,692)	—
Stock-based compensation, net	6,663,932	1,666	211,761	—	(34,435)	—
Disposition of noncontrolling interests	—	—	—	—	—	677
Foreign currency translation	—	—	—	47,091	—	—
Defined benefit pension plans	—	—	—	(63,845)	—	—
Derivative financial instruments	—	—	—	(15,263)	—	—
Marketable securities	—	—	—	(401)	—	—

Balance, December 2012	440,818,936	$110,205	$2,527,868	$(453,895)	$2,941,447	$—
Net income	—	—	—	—	1,210,119	—
Dividends on Common Stock	—	—	—	—	(402,136)	—
Purchase of treasury stock	(6,849,160)	(1,712)	—	—	(280,408)	—
Stock-based compensation, net	6,340,594	1,585	218,722	—	(36,932)	—
Foreign currency translation	—	—	—	110,715	—	—
Defined benefit pension plans	—	—	—	143,087	—	—
Derivative financial instruments	—	—	—	(12,324)	—	—
Marketable securities	—	—	—	697	—	—

Balance, December 2013	440,310,370	$110,078	$2,746,590	$(211,720)	$3,432,090	$—

Continued

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	VF Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interests
	Shares	Amounts
	In thousands, except share amounts
Balance, December 2013	440,310,370	$110,078	$2,746,590	$(211,720)	$3,432,090	$—
Net income	—	—	—	—	1,047,505	—
Dividends on Common Stock	—	—	—	—	(478,933)	—
Purchase of treasury stock	(12,037,000)	(3,009)	—	—	(724,786)	—
Stock-based compensation, net	4,586,521	1,146	246,596	—	(44,123)	—
Foreign currency translation	—	—	—	(463,588)	—	—
Defined benefit pension plans	—	—	—	(99,683)	—	—
Derivative financial instruments	—	—	—	73,143	—	—
Marketable securities	—	—	—	(424)	—	—

Balance, December 2014	432,859,891	$108,215	$2,993,186	$(702,272)	$3,231,753	$—

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2014

Note A — Summary of Significant Accounting Policies

Description of Business

VF Corporation (together with its subsidiaries, collectively known as “VF”) is a global apparel and footwear company based in the United States. VF designs, manufactures and sources a variety of products, including jeanswear, outerwear, footwear, backpacks, luggage, sportswear, and occupational and performance apparel, for consumers of all ages. Products are marketed primarily under VF-owned brand names.

Basis of Presentation

The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S (“GAAP”). The consolidated financial statements include the accounts of VF and its controlled subsidiaries, after elimination of intercompany transactions and balances. For consolidated subsidiaries that are not wholly owned, the noncontrolling interests in net income, comprehensive income and stockholders’ equity are separately presented in the consolidated financial statements.

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

Fiscal Year

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2014”, “2013” and “2012” relate to the 53-week fiscal year ended January 3, 2015, and the 52-week fiscal years ended December 28, 2013 and December 29, 2012, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements.

Use of Estimates

In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Foreign Currency Translation

The financial statements of most foreign subsidiaries are measured using the foreign currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses, and transaction gains and losses on long-term advances to foreign subsidiaries, are reported in other comprehensive income (loss) (“OCI”). For a foreign subsidiary that uses the U.S. dollar as its functional currency, the effects of remeasuring assets and liabilities from the foreign currency into U.S. dollars are included in the Consolidated Statements of Income. The Consolidated Statements of Income include net transaction gains of $6.1 million, $9.1 million and $18.6 million in 2014, 2013 and 2012, respectively, arising from transactions denominated in a currency other than the functional currency of a particular entity.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2014

Cash and Equivalents

Cash and equivalents are demand deposits, receivables from third-party credit card processors, and highly liquid investments that have maturities within three months of their purchase dates. Cash equivalents totaling $585.9 million and $474.0 million at December 2014 and 2013, respectively, consist of money market funds and short-term time deposits.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts, less estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and returns as discussed below in Revenue Recognition. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to contractual minimum annual amounts from individual licensees. VF maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers and licensees to make required payments. The allowance is determined based on review of specific customer accounts where collection is doubtful, as well as assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends and economic conditions, and all accounts are subject to ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method and is net of discounts or rebates received from vendors.

Long-lived Assets, Including Goodwill and Intangible Assets

Property, plant and equipment, intangible assets and goodwill are initially recorded at cost. Improvements to property, plant and equipment that substantially extend the useful life of the asset, and interest cost incurred during construction of major assets, are capitalized. Assets under capital leases are recorded at the present value of minimum lease payments. Repair and maintenance costs are expensed as incurred.

Cost for acquired intangible assets is fair value, based generally on the present value of expected cash flows. Trademark intangible assets represent individual acquired trademarks, some of which are registered in multiple countries. Customer relationship intangible assets are based on the value of relationships with wholesale customers in place at the time of acquisition. License intangible assets relate to numerous licensing contracts, with VF as either the licensor or licensee.

Goodwill represents the excess of cost of an acquired business over the fair value of net tangible assets and identifiable intangible assets acquired. Goodwill is assigned at the reporting unit level.

Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to 10 years for machinery and equipment and up to 40 years for buildings. Amortization expense for leasehold improvements and assets under capital leases is recognized over the shorter of their estimated useful lives or the lease terms, and is included in depreciation expense.

Intangible assets determined to have indefinite lives, consisting of major trademarks and trade names, are not amortized. Other intangible assets, primarily customer relationships, contracts to license trademarks to third

VF CORPORATION

Notes to Consolidated Financial Statements

December 2014

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

VF’s policy is to review property, plant and equipment and amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If forecasted undiscounted cash flows to be generated by the asset are not expected to recover the asset’s carrying value, an impairment charge is recorded for the excess of the asset’s carrying value over its estimated fair value.

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. VF may first assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If VF determines that it is not more likely than not that the fair value of an asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the assets must be quantitatively tested for impairment.

An indefinite-lived intangible asset is quantitatively evaluated for possible impairment by comparing the estimated fair value of the asset with its carrying value. An impairment charge is recorded if the carrying value of the asset exceeds its estimated fair value. Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of a reporting unit with its carrying value, including the goodwill assigned to that reporting unit. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value.

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

VF CORPORATION

Notes to Consolidated Financial Statements

December 2014

VF also uses derivative contracts to manage foreign currency exchange risk on certain assets and liabilities. These contracts are not designated as hedges, and are measured at fair value in the Consolidated Balance Sheets with changes in fair value recognized directly in earnings.

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

Net sales are reduced by estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and returns. These allowances are estimated based on evaluations of specific product and customer circumstances, historical and anticipated trends and current economic conditions.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling,

VF CORPORATION

Notes to Consolidated Financial Statements

December 2014

licensing and administration. Advertising costs are expensed as incurred and totaled $713.7 million in 2014, $671.3 million in 2013 and $585.2 million in 2012. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for their costs of advertising VF’s products, and totaled $62.6 million in 2014, $58.6 million in 2013 and $51.7 million in 2012. Shipping and handling costs for delivery of products to customers totaled $309.9 million in 2014, $298.5 million in 2013 and $269.1 million in 2012. Expenses related to royalty income, including amortization of licensed intangible assets, were $13.2 million in 2014, $13.4 million in 2013 and $12.6 million in 2012.

Rent Expense

VF enters into noncancelable operating leases for retail stores, office space, distribution facilities and equipment. Leases for real estate typically have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. Contingent rent expense, owed when sales at individual retail store locations exceed a stated base amount, is recognized when the liability is probable. Rent expense for leases having rent holidays, landlord incentives or scheduled rent increases is recorded on a straight-line basis over the lease term beginning with the earlier of the lease commencement date, or the date VF takes possession or control of the leased premises. The amount of the excess straight-line rent expense over scheduled payments is recorded as a deferred liability.

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

Income Taxes

Income taxes are provided on pretax income for financial reporting purposes. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the consolidated financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pretax financial statement income and taxable income, and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect the estimated future tax impact of these temporary differences and net operating loss and net capital loss carryforwards, based on tax rates currently enacted for the years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more likely than not to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently reinvested. Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits, along with related interest and penalties, appropriately classified as current or noncurrent. The provision for income taxes also includes estimated interest and penalties related to uncertain tax positions.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2014

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to VF Corporation by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock and restricted stock units.

Concentration of Risks

VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through multiple channels of distribution, including specialty stores, department stores, national chains, mass merchants, online retailers, VF-operated stores and e-commerce sites. VF’s ten largest customers, all U.S.-based retailers, accounted for 20% of 2014 total revenues, and sales to VF’s largest customer accounted for 8% of 2014 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.

Legal and Other Contingencies

Management periodically assesses liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred, an estimate of the loss is recorded in the consolidated financial statements. Estimates of losses are adjusted when additional information becomes available or circumstances change. A contingent liability is disclosed when there is at least a reasonable possibility that a material loss may have been incurred. Management believes that the outcome of any outstanding or pending matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.

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

In May 2014, the FASB issued a new accounting standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new model provides a 5-step analysis in determining the measurement of revenue and the timing of when it is recognized. New disclosures about revenues and cash flows arising from contracts with customers are also required. This guidance will be effective in the first quarter of 2017, and the Company is currently evaluating the impact that adopting this guidance will have on its consolidated financial statements.

In June 2014, the FASB issued an update to their accounting guidance related to stock-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite

VF CORPORATION

Notes to Consolidated Financial Statements

December 2014

service period, be treated as a performance condition. This guidance will be effective in the first quarter of 2016, but is not expected to have an impact on VF’s consolidated financial statements.

Note B — Dispositions

Disposition in 2012

On April 30, 2012, VF sold its 80% ownership in John Varvatos Enterprises, Inc. VF recorded a $42.0 million gain on the sale which is included in other income (expense), net.

Note C — Accounts Receivable

	2014	2013
	In thousands
Trade	$1,223,627	$1,320,669
Royalty and other	79,291	85,124

Total accounts receivable	1,302,918	1,405,793
Less allowance for doubtful accounts	26,694	45,350

Accounts receivable, net	$1,276,224	$1,360,443

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of VF’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During 2014 and 2013, VF sold total accounts receivable of $1,247.4 million and $1,259.7 million, respectively. As of December 2014 and 2013, $130.3 million and $136.4 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in other income (expense), net, and was $1.7 million in 2014, $1.8 million in 2013 and $2.0 million in 2012. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note D — Inventories

	2014	2013
	In thousands
Finished products	$1,232,623	$1,159,555
Work in process	104,517	94,586
Raw materials	145,664	144,921

Total inventories	$1,482,804	$1,399,062

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note E — Property, Plant and Equipment

	2014	2013
	In thousands
Land and improvements	$57,151	$56,828
Buildings and improvements	986,679	953,931
Machinery and equipment	1,225,293	1,159,221

Property, plant and equipment, at cost	2,269,123	2,169,980
Less accumulated depreciation and amortization	1,326,942	1,237,188

Property, plant and equipment, net	$942,181	$932,792

Assets subject to a mortgage have a cost of $21.2 million, less accumulated depreciation of $3.3 million at the end of 2014 and $2.9 million at the end of 2013. All other property, plant and equipment is unencumbered.

Note F — Intangible Assets

	Weighted Average Amortization Period	Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount
	Dollars in thousands
December 2014
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$593,575	$351,764	$241,811
License agreements	24 years	Accelerated and straight-line	182,873	86,137	96,736
Other	9 years	Straight-line	12,138	7,775	4,363

Amortizable intangible assets, net					342,910
Indefinite-lived intangible assets:
Trademarks and trade names					2,090,642

Intangible assets, net					$2,433,552

	Weighted Average Amortization Period	Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount
	Dollars in thousands
December 2013
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$627,670	$210,231	$417,439
License agreements	24 years	Accelerated and straight-line	184,167	76,378	107,789
Other	8 years	Straight-line	16,057	9,533	6,524

Amortizable intangible assets, net					531,752
Indefinite-lived intangible assets:
Trademarks and trade names					2,428,449

Intangible assets, net					$2,960,201

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In 2014, VF recorded impairment charges of $56.6 million for 7 For All Mankind® and $64.2 million for Splendid® and Ella Moss® to reduce the carrying values of their customer relationship assets to fair value. In addition, VF recorded impairment charges of $87.6 million for 7 For All Mankind® and $45.7 million for Splendid® and Ella Moss® to reduce the carrying values of their indefinite-lived trademarks to fair value. See Note T for additional information on the fair value measurements.

Amortization expense (excluding impairment charges) for 2014, 2013 and 2012 was $42.1 million, $45.8 million and $47.9 million, respectively. Estimated amortization expense for the next five years is as follows:

Year	Amortization Expense
In millions
2015	$32.3
2016	31.0
2017	29.7
2018	29.1
2019	28.5

Note G — Goodwill

Changes in goodwill are summarized by business segment as follows:

	Outdoor &				Contemporary
	Action Sports	Jeanswear	Imagewear	Sportswear	Brands	Total
	In thousands
Balance, December 2012	$1,422,492	$228,843	$58,747	$157,314	$142,361	$2,009,757
Currency translation	12,406	(413)	—	—	—	11,993

Balance, December 2013	1,434,898	228,430	58,747	157,314	142,361	2,021,750
Impairment charge	—	—	—	—	(142,361)	(142,361)
Currency translation	(45,445)	(8,988)	—	—	—	(54,433)

Balance, December 2014	$1,389,453	$219,442	$58,747	$157,314	$—	$1,824,956

In 2014, in connection with its annual impairment testing, VF recorded an impairment charge of $142.4 million to write off the goodwill in the Splendid® and Ella Moss® reporting unit, which is part of the Contemporary Brands Coalition. There were no impairment charges required in 2013 or 2012. Accumulated impairment charges for the Contemporary Brands Coalition were $337.5 million as of December 2014, and $195.2 million as of December 2013 and 2012. Accumulated impairment charges for the Outdoor & Action Sports and Sportswear Coalitions were $43.4 million and $58.5 million, respectively, for all of the periods presented above. See Note T for additional information on the fair value measurements.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note H — Other Assets

	2014	2013
	In thousands
Investments held for deferred compensation plans (Note M)	$227,510	$217,677
Other investments	15,666	17,514
Deferred income taxes (Note P)	20,252	16,537
Computer software, net of accumulated amortization of $54,936 in 2014 and $83,943 in 2013	170,269	120,637
Shop-in-shop costs, net of accumulated amortization of $78,321 in 2014 and $65,859 in 2013	44,581	42,847
Deferred debt issuance costs	10,274	11,458
Derivative financial instruments (Note U)	20,269	3,389
Deposits	33,880	33,216
Other	50,896	54,443

Other assets	$593,597	$517,718

Note I — Short-term Borrowings

International lending arrangements totaled $21.8 million and $18.8 million at December 2014 and 2013, respectively. These arrangements primarily include short-term notes that had a weighted average interest rate of 5.3% and 5.2% at December 2014 and 2013, respectively, and accepted letters of credit that are non-interest bearing to VF.

VF maintains a $1.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) which supports the $1.25 billion U.S. commercial paper programs described below. The Global Credit Facility has a $750.0 million sublimit to borrow readily available non-U.S. dollar currencies and a $100.0 million letter of credit sublimit. The Global Credit Facility expires in December 2016 and VF may request two extensions of one year each, subject to stated terms and conditions. Borrowings under the Global Credit Facility are priced at a credit spread of 80 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 7.5 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.

The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated indebtedness to consolidated capitalization ratio, as defined therein, equal to or below 60%. If VF fails in the performance of any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. At the end of 2014, VF was in compliance with all covenants, and the entire amount of the Global Credit Facility was available for borrowing, except for $16.5 million of standby letters of credit issued on behalf of VF.

VF has commercial paper programs that allow for borrowings up to $1.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were no commercial paper borrowings outstanding as of December 2014 and 2013.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note J — Accrued Liabilities

	2014	2013
	In thousands
Compensation	$210,652	$186,724
Deferred compensation (Note M)	31,773	31,608
Income taxes	98,860	91,635
Deferred income taxes (Note P)	6,176	9,367
Other taxes	141,613	134,476
Advertising	52,155	65,389
Customer discounts and allowances	34,209	37,107
Interest	16,443	16,444
Derivative financial instruments (Note U)	26,968	36,622
Insurance	15,332	16,518
Product warranty claims (Note L)	14,467	14,787
Pension liabilities (Note M)	8,880	9,016
Freight, duties and postage	50,651	46,640
Other	195,423	208,959

Accrued liabilities	$903,602	$905,292

Note K — Long-term Debt

	2014	2013
	In thousands
5.95% notes, due 2017	$250,000	$250,000
3.50% notes, due 2021	498,910	498,765
6.00% notes, due 2033	293,597	293,422
6.45% notes, due 2037	350,000	350,000
Other long-term debt	10,141	10,341
Capital leases	24,908	29,468

Total long-term debt	1,427,556	1,431,996
Less current portion	3,975	5,167

Long-term debt, due beyond one year	$1,423,581	$1,426,829

Interest payments are due semi-annually on all fixed rate notes.

All notes, along with any amounts outstanding under the Global Credit Facility (Note I), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

lenders may declare the principal due and payable immediately. At the end of 2014, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest.

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

Capital leases relate primarily to buildings and improvements (Note E), expire at dates through 2021 and have an effective interest rate of 5.06%. Assets under capital leases are included in property, plant and equipment at a cost of $47.6 million, less accumulated amortization of $28.7 million at the end of 2014, and at a cost of $47.6 million, less accumulated amortization of $24.1 million at the end of 2013.

The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2014 are summarized as follows:

	Notes and Other	Capital Leases	Total
	In thousands
2015	$213	$4,913	$5,126
2016	232	4,346	4,578
2017	250,249	4,504	254,753
2018	265	4,504	4,769
2019	284	4,504	4,788
Thereafter	1,158,899	6,381	1,165,280

	1,410,142	29,152	1,439,294
Less unamortized debt discount	7,494	—	7,494
Less amounts representing interest	—	4,244	4,244

Total long-term debt	1,402,648	24,908	1,427,556
Less current portion	213	3,762	3,975

Long-term debt, due beyond one year	$1,402,435	$21,146	$1,423,581

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note L — Other Liabilities

	2014	2013
	In thousands
Deferred compensation (Note M)	$263,453	$244,554
Pension liabilities (Note M)	364,304	214,431
Income taxes	123,891	129,257
Deferred income taxes (Note P)	348,394	452,506
Deferred rent credits	90,939	86,141
Product warranty claims	47,821	42,352
Derivative financial instruments (Note U)	4,801	10,169
Other	61,833	64,165

Other liabilities	$1,305,436	$1,243,575

Activity relating to accrued product warranty claims is summarized as follows:

	2014	2013	2012
	In thousands
Balance, beginning of year	$57,139	$50,395	$44,727
Accrual for products sold during the year	20,971	20,199	17,769
Repair or replacement costs incurred	(13,660)	(13,923)	(12,427)
Currency translation	(2,162)	468	326

Balance, end of year	62,288	57,139	50,395
Less current portion (Note J)	14,467	14,787	13,805

Long-term portion	$47,821	$42,352	$36,590

Note M — Retirement and Savings Benefit Plans

VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.

Defined Benefit Pension Plans

Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time domestic employees employed before 2005 (the “domestic qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations (together, the “domestic plans”). The domestic plans comprise 93% of VF’s total defined benefit plan assets and 92% of VF’s total projected benefit obligations at December 2014, and the remainder relates to defined benefit plans covering selected international employees.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The components of pension cost for VF’s defined benefit plans were as follows:

	2014	2013	2012
	In thousands
Service cost — benefits earned during the year	$24,163	$25,445	$23,198
Interest cost on projected benefit obligations	81,496	72,003	77,013
Expected return on plan assets	(90,674)	(94,585)	(80,619)
Amortization of deferred amounts:
Net deferred actuarial losses	37,518	85,356	69,744
Deferred prior service costs	5,445	1,270	3,357

Total pension expense	$57,948	$89,489	$92,693

Weighted average actuarial assumptions used to determine pension expense:
Discount rate	4.64%	3.91%	4.94%
Expected long-term return on plan assets	4.73%	5.70%	6.38%
Rate of compensation increase	3.53%	3.82%	3.85%

The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each year, and the funded status at the end of each year:

	2014	2013
	In thousands
Fair value of plan assets, beginning of year	$1,467,526	$1,332,211
Actual return on plan assets	189,824	84,882
VF contributions	67,808	117,591
Participant contributions	3,429	2,975
Benefits paid	(88,746)	(73,308)
Currency translation	(11,587)	3,175

Fair value of plan assets, end of year	1,628,254	1,467,526

Projected benefit obligations, beginning of year	1,688,701	1,815,128
Service cost	24,163	25,445
Interest cost	81,496	72,003
Participant contributions	3,429	2,975
Actuarial (gain) loss	306,797	(178,414)
Benefits paid	(88,746)	(73,308)
Plan amendments	263	21,321
Currency translation	(16,156)	3,551

Projected benefit obligations, end of year	1,999,947	1,688,701

Funded status, end of year	$(371,693)	$(221,175)

Pension benefits are reported in the balance sheet as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	2014	2013
	In thousands
Amounts included in Consolidated Balance Sheets:
Noncurrent assets	$1,491	$2,272
Current liabilities (Note J)	(8,880)	(9,016)
Noncurrent liabilities (Note L)	(364,304)	(214,431)

Funded status	$(371,693)	$(221,175)

Accumulated other comprehensive (income) loss, pretax:
Net deferred actuarial losses	$588,847	$422,932
Deferred prior service costs	21,950	27,594

	$610,797	$450,526

Accumulated benefit obligations	$1,916,070	$1,610,369

Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	3.47%	4.63%
Rate of compensation increase	3.34%	3.39%

Accumulated benefit obligations at any measurement date are the present value of vested and unvested pension benefits earned, without projection to future periods. Projected benefit obligations are the present value of vested and unvested pension benefits earned, considering projected future compensation increases.

Deferred actuarial gains and losses are changes in the amount of either the benefit obligation or the value of plan assets resulting from differences between expected amounts for a year using actuarial assumptions and the actual results for that year. These amounts are deferred as a component of accumulated OCI and amortized to pension expense in future years as follows: amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets and (ii) 20% of projected benefit obligations are amortized over the expected average remaining years of service of active participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. Deferred prior service costs related to plan amendments are also recorded in accumulated OCI and amortized to pension expense on a straight-line basis over the average remaining years of service for active employees. The estimated amounts of accumulated OCI to be amortized to pension expense in 2015 are $62.1 million of deferred actuarial losses and $3.0 million of deferred prior service costs.

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

The fair value of investments held by VF’s defined benefit plans at December 2014 and 2013, by asset class, is summarized below. See Note T for a description of the three levels of the fair value measurement hierarchy. Level 2 securities generally represent institutional funds measured at their daily net asset value derived from quoted prices of the underlying investments. Level 3 securities represent alternative investments primarily in funds of hedge funds (“FoHFs”), which are comprised of different and independent hedge funds with various investment strategies. The administrators of the FoHFs utilize unobservable inputs to calculate the net asset value of the FoHFs on a monthly basis.

	Total Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	In thousands
December 2014
Cash equivalents (a)	$65,008	$3,220	$61,788	$—
Equity securities:
Domestic	180,258	—	180,258	—
International	219,259	—	219,259	—
Fixed income securities:
U.S. Treasury and government agencies	16	—	16	—
Corporate and international bonds	986,125	—	986,125	—
Alternative investments (b)	132,922	—	—	132,922
Insurance contracts	46,059	—	46,059	—
Commodities (c)	(1,393)	(1,393)	—	—

	$1,628,254	$1,827	$1,493,505	$132,922

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	Total Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	In thousands
December 2013
Cash equivalents (a)	$35,082	$5,322	$29,760	—
Equity securities:
Domestic	165,550	—	165,550	—
International	213,580	—	213,580	—
Fixed income securities:
U.S. Treasury and government agencies	22	—	22	—
Corporate and international bonds	884,453	—	884,453	—
Alternative investments (b)	125,624	—	—	125,624
Insurance contracts	44,720	—	44,720	—
Commodities (c)	(1,505)	(1,505)	—	—

	$1,467,526	$3,817	$1,338,085	$125,624

(a)

Includes cash held by individual investment managers of other asset classes for liquidity purposes. Level 2 includes an institutional fund that invests primarily in short-term U.S. government securities.

(b)	Represents alternative investments primarily in funds of hedge funds.
(c)	Consists of derivative commodity futures.

The table below summarizes changes in the fair value of Level 3 pension assets:

	Alternative Investments
	2014	2013
	In thousands
Balance, beginning of year	$125,624	$—
Purchase of assets	1,268	122,980
Actual return on assets	6,030	2,644

Balance, end of year	$132,922	$125,624

There were no transfers into or out of the Level 3 category during the year.

VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as considered prudent. VF made discretionary contributions of $50 million and $100 million to the domestic qualified plan during 2014 and 2013, respectively. In January 2015, VF made a $250 million discretionary contribution to the domestic qualified plan. VF does not currently plan to make any additional contributions to the domestic qualified plan during 2015, but will continue to evaluate whether discretionary contributions would be appropriate. VF intends to make contributions totaling approximately $15.2 million to its other defined benefit plans during 2015. The estimated future benefit payments for all of VF’s defined benefit plans are approximately $76.5 million in 2015, $87.5 million in 2016, $91.9 million in 2017, $96.0 million in 2018, $101.4 million in 2019 and $560.2 million for the years 2020 through 2024.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Other Retirement and Savings Plans

VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds, a separately managed fixed income fund and VF Common Stock. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Expense under this plan was $5.7 million in 2014, $5.4 million in 2013 and $4.7 million in 2012. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation and invest it in hypothetical shares of VF Common Stock. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At December 2014, VF’s liability to participants under all deferred compensation plans was $295.2 million, of which $31.8 million was recorded in accrued liabilities (Note J) and $263.4 million was recorded in other liabilities (Note L).

VF has purchased (i) publicly traded mutual funds, a separately managed fixed income fund and VF Common Stock in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon (other than VF Common Stock) are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At December 2014, the fair value of investments held for all deferred compensation plans was $258.6 million, of which $31.1 million was recorded in other current assets and $227.5 million was recorded in other assets (Note H). The VF Common Stock purchased to match participant-directed hypothetical investments is treated as treasury stock for financial reporting purposes (Note N), which is the primary reason for the difference in carrying value of the investment securities and the recorded deferred compensation liabilities. Realized and unrealized gains and losses on these investments (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.

VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $31.6 million in 2014, $22.0 million in 2013 and $18.7 million in 2012.

Note N — Capital and Accumulated Other Comprehensive Income (Loss)

Common Stock

During 2014, the Company purchased 12.0 million shares of Common Stock in open market transactions for $725.5 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During 2014, 2013 and 2012, VF restored 12,103,600, 17,016,484 and 76,000,000 treasury shares, respectively, to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

treasury at the end of 2014 or 2013 and 10,121,604 shares held in treasury at the end of 2012 which were restored to an unissued status during the following year. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Common Stock is also held by the Company’s deferred compensation plans (Note M) and is treated as treasury shares for financial reporting purposes. During 2014, the Company purchased 37,000 shares of Common Stock in open market transactions for $2.3 million. Balances related to shares held for deferred compensation plans are as follows:

	2014	2013	2012
	In millions, except share amounts
Shares held for deferred compensation plans	637,504	704,104	749,824
Cost of shares held for deferred compensation plans	$7.7	$8.4	$8.8

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

	2014	2013
	In thousands
Foreign currency translation	$(356,941)	$106,647
Defined benefit pension plans	(377,134)	(277,451)
Derivative financial instruments	31,389	(41,754)
Marketable securities	414	838

Accumulated other comprehensive income (loss)	$(702,272)	$(211,720)

The changes in accumulated other comprehensive income (loss), net of related taxes, are as follows:

	Foreign	Defined	Derivative
	Currency	Benefit	Financial	Marketable
	Translation	Pension Plans	Instruments	Securities	Total
	In thousands
Balance, December 2012	$(4,068)	$(420,538)	$(29,430)	$141	$(453,895)
Other comprehensive income (loss) before reclassifications	110,715	89,873	(4,937)	697	196,348
Amounts reclassified from accumulated other comprehensive income (loss)	—	53,214	(7,387)	—	45,827

Net other comprehensive income (loss)	110,715	143,087	(12,324)	697	242,175

Balance, December 2013	$106,647	$(277,451)	$(41,754)	$838	$(211,720)
Other comprehensive income (loss) before reclassifications	(463,588)	(126,275)	53,651	(424)	(536,636)
Amounts reclassified from accumulated other comprehensive income (loss)	—	26,592	19,492	—	46,084

Net other comprehensive income (loss)	(463,588)	(99,683)	73,143	(424)	(490,552)

Balance, December 2014	$(356,941)	$(377,134)	$31,389	$414	$(702,272)

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income (Loss)	December 2014	December 2013
		In thousands
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(37,518)	$(85,356)
Deferred prior service costs	(a)	(5,445)	(1,270)

	Total before tax	(42,963)	(86,626)
	Tax benefit (expense)	16,371	33,412

	Net of tax	(26,592)	(53,214)

Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	(18,071)	12,917
Foreign exchange contracts	Cost of goods sold	(8,756)	4,208
Foreign exchange contracts	Other income (expense), net	(1,189)	(1,051)
Interest rate contracts	Interest expense	(4,095)	(3,905)

	Total before tax	(32,111)	12,169
	Tax benefit (expense)	12,619	(4,782)

	Net of tax	(19,492)	7,387

Total reclassifications for the year	Net of tax	$(46,084)	$(45,827)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note M for additional details).

Note O — Stock-based Compensation

VF is authorized to grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers, key employees and nonemployee members of VF’s Board of Directors under the amended and restated 1996 Stock Compensation Plan approved by stockholders. Substantially all stock-based compensation awards are classified as equity awards, which are accounted for in stockholders’ equity in the Consolidated Balance Sheets. On a limited basis, cash-settled stock appreciation rights are granted to employees and accounted for as liabilities in the Consolidated Balance Sheets. Liability-classified awards are remeasured to fair value each reporting period until the award is settled. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. Awards that do not vest are forfeited. VF has elected to compute income tax benefits associated with stock option awards under the short-cut method as allowed by the applicable accounting literature.

Total stock-based compensation cost and the associated income tax benefits related to stock-based compensation arrangements recognized in the Consolidated Statements of Income, and stock-based compensation costs included in inventory in the Consolidated Balance Sheets, are as follows:

	2014	2013	2012
	In thousands
Stock-based compensation cost	$104,313	$87,118	$92,814
Income tax benefits	41,725	32,059	34,156
Stock-based compensation costs included in inventory	797	119	221

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

At the end of 2014, there was $49.7 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of 1 year.

At the end of 2014, there were 26,218,230 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.

Stock Options

Stock options are granted with an exercise price equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years, and compensation cost is recognized ratably over the shorter of the requisite service period or the vesting period. Stock options granted to nonemployee members of the Board of Directors become exercisable one year from the date of grant. All options have ten-year terms. The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	2014	2013	2012
Expected volatility	23% to 29%	24% to 29%	27% to 31%
Weighted average expected volatility	26%	27%	30%
Expected term (in years)	5.5 to 7.3	5.6 to 7.4	5.6 to 7.5
Dividend yield	2.1%	2.3%	2.5%
Risk-free interest rate	0.1% to 2.7%	0.1% to 2.0%	0.1% to 2.1%
Weighted average fair value at date of grant	$12.01	$8.34	$8.36

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

Stock option activity for 2014 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 2013	16,045,308	$27.25
Granted	2,825,207	56.86
Exercised	(3,410,967)	22.44
Forfeited/cancelled	(324,520)	47.81

Outstanding, December 2014	15,135,028	33.42	6.6	610,572

Exercisable, December 2014	9,324,005	24.74	5.5	457,018

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The total fair value of stock options that vested during 2014, 2013 and 2012 was $22.6 million, $23.4 million and $20.4 million, respectively. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $143.7 million, $127.3 million and $112.9 million, respectively.

Restricted Stock Units

VF grants performance-based RSUs to key employees as a long-term incentive. These RSUs enable the recipients to receive shares of VF Common Stock at the end of a three-year period. Each RSU has a potential final value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period.

The actual number of shares earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. The weighted average grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $1.41, $3.16 and $3.02 per share for the 2014, 2013 and 2012 RSU grants, respectively.

VF also grants nonperformance-based RSUs to a smaller group of key employees and nonemployee members of the Board of Directors. Each RSU entitles the holder to one share of VF Common Stock. The employee RSUs generally vest four years after the date of grant. The RSUs granted to nonemployee members of the Board of Directors vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant.

Dividend equivalents on the RSUs accrue without compounding and are payable in additional shares of VF Common Stock when the RSUs vest. Dividend equivalents are subject to the same risk of forfeiture as the RSUs.

RSU activity for 2014 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 2013	2,303,192	$33.04	614,324	$28.99
Granted	586,769	56.86	29,595	58.00
Issued as Common Stock	(865,445)	23.94	(244,324)	22.86
Forfeited/cancelled	(83,855)	46.36	(13,000)	35.90

Outstanding, December 2014	1,940,661	43.73	386,595	34.86

Vested, December 2014	1,169,587	40.78	12,595	56.79

The weighted average fair value of performance-based RSUs granted during 2014, 2013 and 2012 was $56.86, $40.64 and $36.37 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total fair market value of awards outstanding at the end of 2014 was $143.1 million. Awards earned and vested for the three-year performance period ended in 2014 and distributable in early 2015 totaled 1,290,354 shares of VF Common Stock having a value of $88.4 million, as approved by the

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Compensation Committee of the Board of Directors. Similarly, 1,457,159 shares of Common Stock having a value of $85.8 million were earned for the performance period ended in 2013, and 2,160,868 shares of VF Common Stock having a value of $82.1 million were earned for the performance period ended in 2012.

The weighted average fair value of nonperformance-based RSUs granted during 2014, 2013 and 2012 was $58.00, $39.21 and $35.52 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of 2014 was $28.5 million.

Restricted Stock

VF grants restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares, equal to the fair market value of VF Common Stock at the grant date, is recognized ratably over the vesting period. Restricted shares generally vest four years after the date of grant. Dividends accumulate in the form of additional restricted shares and are subject to the same risk of forfeiture as the restricted stock.

Restricted stock activity for 2014 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, December 2013	839,442	$30.66
Granted	151,100	60.14
Dividend equivalents	13,075	65.99
Vested	(272,482)	22.03
Forfeited	(26,645)	40.26

Nonvested shares, December 2014	704,490	40.62

Nonvested shares of restricted stock had a market value of $52.0 million at the end of 2014. The market value of the shares that vested during 2014, 2013 and 2012 was $20.1 million, $9.7 million and $2.5 million, respectively.

Note P — Income Taxes

The provision for income taxes was computed based on the following amounts of income before income taxes:

	2014	2013	2012
	In thousands
Domestic	$460,561	$735,177	$663,380
Foreign	891,805	827,313	758,495

Income before income taxes	$1,352,366	$1,562,490	$1,421,875

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes consisted of:

	2014	2013	2012
	In thousands
Current:
Federal	$205,618	$238,816	$231,282
Foreign	138,634	103,752	100,635
State	38,673	22,173	24,617

	382,925	364,741	356,534
Deferred:
Federal and state	(78,362)	(15,265)	(13,999)
Foreign	298	2,895	(6,798)

Income taxes	$304,861	$352,371	$335,737

The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense in the consolidated financial statements are as follows:

	2014	2013	2012
	In thousands
Tax at federal statutory rate	$473,328	$546,872	$497,656
State income taxes, net of federal tax benefit	21,636	19,653	24,304
Foreign rate differences	(230,190)	(187,513)	(165,318)
Goodwill impairment	49,840	—	—
Change in valuation allowances	—	(3,422)	(33,060)
Tax credits	(4,219)	(16,742)	—
Other	(5,534)	(6,477)	12,155

Income taxes	$304,861	$352,371	$335,737

Foreign rate differences include tax benefits of $11.2 million, $6.9 million and $14.8 million in 2014, 2013 and 2012, respectively, from the favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.

VF has been granted a lower effective income tax rate on taxable earnings for years 2010 through 2014 in a foreign jurisdiction based on investment and employment level requirements. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $14.9 million ($0.03 per diluted share) in 2014, $10.4 million ($0.02 per diluted share) in 2013 and $6.3 million ($0.01 per diluted share) in 2012. In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction for the years 2010 through 2019. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $6.0 million ($0.01 per diluted share) in 2014, $3.3 million ($0.01 per diluted share) in 2013 and $8.1 million ($0.02 per diluted share) in 2012.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consisted of the following:

	2014	2013
	In thousands
Deferred income tax assets:
Inventories	$34,430	$29,325
Employee compensation and benefits	257,187	272,910
Other accrued expenses	162,843	168,669
Operating loss carryforwards	115,259	122,895
Capital loss carryforwards	—	769

	569,719	594,568
Valuation allowances	(96,802)	(107,521)

Deferred income tax assets	472,917	487,047

Deferred income tax liabilities:
Intangible assets	652,950	761,140
Other deferred liabilities	—	1,922

Deferred income tax liabilities	652,950	763,062

Net deferred income tax assets (liabilities)	$(180,033)	$(276,015)

Amounts included in the Consolidated Balance Sheets:
Current assets	$154,285	$169,321
Current liabilities (Note J)	(6,176)	(9,367)
Noncurrent assets (Note H)	20,252	16,537
Noncurrent liabilities (Note L)	(348,394)	(452,506)

	$(180,033)	$(276,015)

As of the end of 2014, VF has not provided deferred taxes on $3,296.9 million of undistributed earnings from international subsidiaries where the earnings are considered to be permanently reinvested. VF’s intent is to continue to reinvest these earnings to support the strategic priority for growth in international markets. If management decides at a later date to repatriate these funds to the U.S., VF would be required to provide taxes on these amounts based on applicable U.S. tax rates, net of foreign taxes already paid. VF has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

VF has potential tax benefits totaling $84.0 million for foreign operating loss carryforwards, of which $79.7 million have an unlimited carryforward life. In addition, there are $3.9 million of potential tax benefits for federal operating loss carryforwards that expire between 2017 and 2027, and $27.3 million of benefits for state operating loss and credit carryforwards that expire between 2015 and 2030.

A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $79.7 million for available foreign operating loss carryforwards, $9.2 million for available state operating loss and credit carryforwards, and $7.9 million for other foreign deferred income tax assets. During 2014, VF had a net decrease in valuation allowances of $14.3 million related to foreign operating loss carryforwards and other deferred tax assets, a decrease of $1.7 million related to state operating loss and credit carryforwards, a decrease of $0.7 million related to federal capital loss carryforwards, and an increase of $6.0 million related to foreign currency effects.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
	In thousands
Balance, December 2011	$104,959	$13,132	$118,091
Additions for current year tax positions	18,930	—	18,930
Additions for prior year tax positions	39,616	6,199	45,815
Reductions for prior year — Timberland acquisition	(5,707)	151	(5,556)
Reductions for prior year tax positions	(19,678)	(2,314)	(21,992)
Reductions due to statute expirations	(2,765)	(207)	(2,972)
Payments in settlement	(313)	(140)	(453)
Currency translation	252	—	252

Balance, December 2012	135,294	16,821	152,115
Additions for current year tax positions	11,921	—	11,921
Additions for prior year tax positions	10,908	4,627	15,535
Reductions for prior year tax positions	(8,521)	(2,130)	(10,651)
Reductions due to statute expirations	(6,527)	(626)	(7,153)
Payments in settlement	(24,422)	(1,218)	(25,640)
Currency translation	(139)	—	(139)

Balance, December 2013	118,514	17,474	135,988
Additions for current year tax positions	12,850	—	12,850
Additions for prior year tax positions	5,252	5,033	10,285
Reductions for prior year tax positions	(12,898)	(2,780)	(15,678)
Reductions due to statute expirations	(9,159)	(647)	(9,806)
Payments in settlement	(657)	(1,742)	(2,399)
Currency translation	(298)	(119)	(417)

Balance, December 2014	$113,604	$17,219	$130,823

	2014	2013
	In thousands
Amounts included in the Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest and penalties	$130,823	$135,988
Less deferred tax benefits	23,290	26,438

Total unrecognized tax benefits	$107,533	$109,550

The unrecognized tax benefits of $107.5 million at the end of 2014, if recognized, would reduce the annual effective tax rate.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the U.S., the Internal Revenue Service (“IRS”) examination for tax

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

years 2007, 2008 and 2009 was completed in 2012. VF has appealed the results of the 2007 to 2009 examination to the IRS Appeals office. Tax years prior to 2007 have been effectively settled with the IRS. The IRS commenced its examination of VF’s 2010 and 2011 tax returns during the fourth quarter of 2013 and such examination is still ongoing. During the second quarter of 2014, the IRS completed its examination of Timberland’s 2010 tax return. The examination of Timberland’s 2011 tax return is still ongoing. The IRS has proposed material adjustments to the Timberland tax return, and the Company has formally disagreed with the findings. In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $44.9 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $38.0 million of which would reduce income tax expense.

Note Q — Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments, as described below:

• Outdoor & Action Sports	High performance outdoor apparel and footwear, backpacks, bags and technical equipment

• Jeanswear	Denim and casual apparel

• Imagewear	Occupational workwear and athletic apparel

• Sportswear	Fashion sportswear apparel and accessories

• Contemporary Brands	Premium denim and lifestyle apparel

• Other	Primarily sales of non-VF products at VF Outlet® stores

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

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Coalition assets, for internal management purposes, are those used directly in or resulting from the operations of each business unit, such as accounts receivable, inventories and property, plant and equipment. Corporate assets primarily include corporate facilities, investments held in trust for deferred compensation plans and information systems.

Financial information for VF’s reportable segments is as follows:

	2014	2013	2012
	In thousands
Coalition revenues:
Outdoor & Action Sports	$7,198,994	$6,379,167	$5,866,071
Jeanswear	2,801,754	2,810,994	2,789,293
Imagewear	1,104,038	1,065,952	1,075,677
Sportswear	650,203	624,693	577,317
Contemporary Brands (a)	400,431	415,053	445,960
Other	126,741	123,789	125,537

Total coalition revenues	$12,282,161	$11,419,648	$10,879,855

Coalition profit:
Outdoor & Action Sports (b)	$1,312,963	$1,106,384	$1,019,425
Jeanswear	527,972	544,882	466,960
Imagewear	164,352	152,203	145,053
Sportswear	77,972	88,157	72,978
Contemporary Brands (a)	23,420	38,825	49,182
Other	(2,600)	(562)	(232)

Total coalition profit	2,104,079	1,929,889	1,753,366
Impairment of goodwill and intangible assets (c)	(396,362)	—	—
Corporate and other expenses (b)	(275,537)	(286,767)	(241,239)
Interest expense, net	(79,814)	(80,632)	(90,252)

Income before income taxes	$1,352,366	$1,562,490	$1,421,875

(a)	Excludes operating results of John Varvatos Enterprises, Inc. since its disposition date of April 30, 2012.

(b)	Includes expenses related to the acquisition of Timberland as follows:

2013 — $10.7 million reported in Outdoor & Action Sports

2012 — $30.8 million reported in Outdoor & Action Sports ($22.1 million) and Corporate ($8.7 million)

(c)	Reflects impairment charges related to the Contemporary Brands coalition. See Notes F, G and T for additional information.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	2014	2013	2012
	In thousands
Coalition assets:
Outdoor & Action Sports	$2,211,232	$2,133,447	$1,944,822
Jeanswear	904,933	943,011	870,302
Imagewear	349,254	334,864	341,588
Sportswear	147,091	156,107	131,393
Contemporary Brands	172,687	187,116	172,564
Other	63,549	74,043	66,774

Total coalition assets	3,848,746	3,828,588	3,527,443
Cash and equivalents	971,895	776,403	597,461
Intangible assets and goodwill	4,258,508	4,981,951	4,926,815
Deferred income taxes	174,537	185,858	167,685
Corporate assets	726,454	542,643	413,617

Consolidated assets	$9,980,140	$10,315,443	$9,633,021

Capital expenditures:
Outdoor & Action Sports	$111,020	$139,428	$155,522
Jeanswear	31,586	49,763	67,239
Imagewear	6,356	3,793	4,967
Sportswear	22,814	6,074	5,279
Contemporary Brands	10,308	13,679	6,766
Other	2,489	3,953	5,418
Corporate	49,504	54,463	6,749

	$234,077	$271,153	$251,940

Depreciation and amortization expense:
Outdoor & Action Sports	$131,166	$122,385	$114,483
Jeanswear	43,189	41,742	39,520
Imagewear	11,602	11,481	11,733
Sportswear	14,334	12,195	11,639
Contemporary Brands	24,006	24,309	24,915
Other	5,231	4,608	5,517
Corporate	45,355	36,553	30,149

	$274,883	$253,273	$237,956

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Supplemental information (with revenues by geographic area based on the location of the customer) is as follows:

	2014	2013	2012
	In thousands
Total revenues:
U.S.	$7,574,546	$7,124,781	$6,903,269
Foreign, primarily Europe	4,707,615	4,294,867	3,976,586

	$12,282,161	$11,419,648	$10,879,855

Property, plant and equipment:
U.S.	$577,669	$549,420	$513,282
Foreign, primarily Europe	364,512	383,372	314,936

	$942,181	$932,792	$828,218

No single customer accounted for 10% or more of the Company’s total revenues in 2014, 2013 and 2012.

Note R — Commitments

VF is obligated under noncancelable operating leases related primarily to retail stores, office space, distribution facilities and equipment. Rent expense, net of sublease income which was not significant in any period, was included in the Consolidated Statements of Income as follows:

	2014	2013	2012
	In thousands
Minimum rent expense	$335,771	$294,056	$292,632
Contingent rent expense	23,335	14,175	35,622

Rent expense	$359,106	$308,231	$328,254

Future minimum lease payments are $331.3 million, $275.0 million, $223.7 million, $177.2 million and $142.2 million for the years 2015 through 2019, respectively, and $326.9 million thereafter. In addition, VF will receive total payments of $3.7 million related to noncancelable subleases through 2016.

VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in cost of goods sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $52.5 million, $82.0 million, $81.5 million, $51.6 million and $50.7 million for the years 2015 through 2019, respectively, and none thereafter.

In the ordinary course of business, VF has entered into purchase commitments for raw materials, contract production and finished products. These agreements, typically ranging from 2 to 6 months in duration, require total payments of $1.4 billion in 2015 and $7.4 million in 2016.

VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $90.3 million, $17.0 million, $1.7 million, $1.1 million and $0.1 million for the years 2015 through 2019, respectively, and $0.5 million thereafter.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Surety bonds, standby letters of credit and international bank guarantees representing contingent guarantees of performance under self-insurance and other programs totaled $108.4 million as of December 2014. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.

Note S — Earnings Per Share

	2014	2013	2012
	In thousands, except per share amounts
Earnings per share — basic:
Net income	$1,047,505	$1,210,119	$1,086,138
Net (income) loss attributable to noncontrolling interests	—	—	(139)

Net income attributable to VF Corporation	$1,047,505	$1,210,119	$1,085,999

Weighted average common shares outstanding	432,611	438,657	439,292

Earnings per share attributable to VF Corporation common stockholders	$2.42	$2.76	$2.47

Earnings per share — diluted:
Net income attributable to VF Corporation	$1,047,505	$1,210,119	$1,085,999

Weighted average common shares outstanding	432,611	438,657	439,292
Incremental shares from stock options and other dilutive securities	7,542	8,152	8,324

Adjusted weighted average common shares outstanding	440,153	446,809	447,616

Earnings per share attributable to VF Corporation common stockholders	$2.38	$2.71	$2.43

Outstanding options to purchase 1.4 million, 0.9 million and 2.6 million shares of Common Stock were excluded from the calculations of diluted earnings per share in 2014, 2013 and 2012, respectively, because the effect of their inclusion would have been antidilutive. In addition, 1.1 million, 1.3 million and 1.5 million performance-based restricted stock units were excluded from the calculations of diluted earnings per share in 2014, 2013 and 2012, respectively, because these units are not considered to be contingent outstanding shares.

Note T — Fair Value Measurements

Financial assets and financial liabilities measured and reported at fair value are classified in a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:

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
	In thousands
December 2014
Financial assets:
Cash equivalents:
Money market funds	$388,635	$388,635	$—	$—
Time deposits	197,303	197,303	—	—
Derivative financial instruments	105,264	—	105,264	—
Investment securities	228,406	208,874	19,532	—
Other marketable securities	5,111	5,111	—	—
Financial liabilities:
Derivative financial instruments	31,769	—	31,769	—
Deferred compensation	295,226	—	295,226	—
December 2013
Financial assets:
Cash equivalents:
Money market funds	$352,942	$352,942	$—	$—
Time deposits	121,097	121,097	—	—
Derivative financial instruments	16,088	—	16,088	—
Investment securities	214,035	193,540	20,495	—
Other marketable securities	5,809	5,809	—	—
Financial liabilities:
Derivative financial instruments	46,791	—	46,791	—
Deferred compensation	274,659	—	274,659	—

(a)	There were no transfers among the levels within the fair value hierarchy during 2014 or 2013.

VF’s cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of forward foreign currency exchange contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

counterparties. Investment securities are held in VF’s deferred compensation plans as an economic hedge of the related deferred compensation liabilities (Note M). These investments are classified as trading securities and primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed income fund (Level 2) that is valued based on the net asset values of the underlying assets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments. Other marketable securities consist of common stock investments classified as available-for-sale, the fair value of which is based on quoted prices in active markets.

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2014 and 2013, their carrying values approximated their fair values. Additionally, at December 2014 and 2013, the carrying value of VF’s long-term debt, including the current portion, was $1,427.6 million and $1,432.0 million, respectively, compared with fair value of $1,684.1 million and $1,568.4 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Nonrecurring Fair Value Measurements

Certain non-financial assets, primarily goodwill, intangible assets and property, plant and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event an impairment is required, the asset is adjusted to fair value, using market-based assumptions.

Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2014. VF concluded that the carrying value of goodwill in the Splendid® and Ella Moss® reporting unit was fully impaired, and recorded an impairment charge of $142.4 million. VF also concluded that the carrying values of its Splendid® and Ella Moss® and 7 For All Mankind® indefinite-lived trademarks exceeded their respective fair values, and recorded impairment charges totaling $133.3 million.

Additionally, in the fourth quarter of 2014, management determined that a triggering event occurred related to the Splendid® and Ella Moss® and 7 For All Mankind® long-lived customer relationship assets based on management’s fourth quarter strategic plan review. VF recorded impairment charges totaling $120.7 million to adjust these customer relationship assets to fair value.

There were no material impairment charges related to property, plant and equipment in 2014, 2013 or 2012.

Impairment charges included in the 2014 Consolidated Statement of Income are summarized as follows:

	2014
	Splendid® and Ella Moss®	7 For All Mankind®	Total
	In thousands
Goodwill	$142,361	$—	$142,361
Trademarks	45,700	87,572	133,272
Customer relationships	64,178	56,551	120,729

Total	$252,239	$144,123	$396,362

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The 7 For All Mankind® reporting unit had $207.6 million of trademark and $44.0 million of customer relationship assets remaining at the end of 2014. The Splendid® and Ella Moss® reporting unit had $53.2 million of trademark and $12.4 million of customer relationship assets remaining at the end of 2014. No goodwill remained at the end of 2014.

Our impairment testing of goodwill, trademarks and customer relationship assets utilizes significant unobservable inputs (Level 3) to determine fair value.

The fair value of reporting units for goodwill impairment testing is determined using a combination of two valuation methods: an income approach and a market approach.

The income approach is based on projected future (debt-free) cash flows that are discounted to present value. The appropriate discount rate is based on the reporting unit’s weighted average cost of capital (“WACC”) that takes market participant assumptions into consideration.

For the market approach, management uses both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue/EBITDA data from target companies deemed similar to the reporting unit.

Management uses the income-based relief-from-royalty method to value trademark intangible assets. Under this method, revenues expected to be generated by the trademark are multiplied by a selected royalty rate. The royalty rate is selected based on consideration of i) royalty rates included in active license agreements, if applicable, ii) royalty rates received by market participants in the apparel industry, and iii) the current performance of the reporting unit. The estimated after-tax royalty revenue stream is then discounted to present value using the reporting unit’s WACC plus a spread that factors in the risk of the intangible asset.

For the valuation of customer relationship intangible assets, management uses the multi-period excess earnings method which is a specific application of the discounted cash flows method. Under this method, VF calculates the present value of the after-tax cash flows expected to be generated by the customer relationship asset after deducting contributory asset charges.

Management’s revenue and profitability forecasts used in the Splendid® and Ella Moss® and 7 For All Mankind® reporting unit and intangible asset valuations were developed in conjunction with management’s fourth quarter strategic plan review, and our resulting revised outlook for business performance, and considered recent performance and trends, strategic initiatives and negative industry trends in contemporary apparel and premium denim. Assumptions used in the valuations are similar to those that would be used by market participants performing independent valuations of these businesses.

Note U — Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts at December 2014 and December 2013 were $1.9 billion, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses
	December 2014	December 2013	December 2014	December 2013
	In thousands
Foreign currency exchange contracts designated as hedging instruments	$104,860	$15,964	$(31,711)	$(46,627)
Foreign currency exchange contracts not designated as hedging instruments	404	124	(58)	(164)

Total derivatives	$105,264	$16,088	$(31,769)	$(46,791)

VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. However, if VF were to offset and record the asset and liability balances of its forward foreign currency exchange contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of December 2014 and December 2013 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	December 2014		December 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	In thousands
Gross amounts presented in the Consolidated Balance Sheets	$105,264	$(31,769)	$16,088	$(46,791)
Gross amounts not offset in the Consolidated Balance Sheets	(30,724)	30,724	(11,641)	11,641

Net amounts	$74,540	$(1,045)	$4,447	$(35,150)

Derivatives are classified as current or noncurrent based on maturity dates, as follows:

	December 2014	December 2013
	In thousands
Other current assets	$84,995	$12,699
Accrued liabilities (Note J)	(26,968)	(36,622)
Other assets (Note H)	20,269	3,389
Other liabilities (Note L)	(4,801)	(10,169)

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recongnized in OCI
	2014	2013	2012
	In thousands
Foreign currency exchange	$88,387	$(8,133)	$(9,555)

	Gain (Loss) Reclassified from Accumulated OCI into Income
Location of Gain (Loss)	2014	2013	2012
	In thousands
Net sales	$(18,071)	$12,917	$(6,569)
Cost of goods sold	(8,756)	4,208	22,470
Other income (expense), net	(1,189)	(1,051)	3,704
Interest expense	(4,095)	(3,905)	(3,722)

Total	$(32,111)	$12,169	$15,883

Derivative Contracts Dedesignated as Hedges

Cash flow hedges of some forecasted sales to third parties have historically been dedesignated as hedges when the sales were recognized. At that time, hedge accounting was discontinued and the amount of unrealized hedging gain or loss was recognized in net sales. These derivatives remained outstanding as an economic hedge of foreign currency exposures associated with the ultimate collection of the related accounts receivable, during which time changes in the fair value of the derivative contracts were recognized directly in earnings. As discussed below in Derivative Contracts Not Designated as Hedges, VF now utilizes separate derivative contracts to manage foreign currency risk related to the balance sheet exposures. Accordingly, 2013 was the last year during which dedesignations were recognized related to these cash flow hedges. During 2013 and 2012, VF recorded net gains (losses) of $1.5 million and ($1.6) million, respectively, in other income (expense), net, for derivatives dedesignated as hedging instruments.

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

Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		2014	2013	2012
		In thousands
Foreign currency exchange	Other income (expense), net	$(707)	$(2,664)	$1,443

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during 2014, 2013 and 2012.

At December 2014, accumulated OCI included $55.6 million of pretax net deferred gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI was $31.5 million at December 2014, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. During 2014, 2013 and 2012, VF reclassified $4.1 million, $3.9 million and $3.7 million, respectively, of net deferred loss from accumulated OCI into interest expense, and expects to reclassify $4.3 million to interest expense during the next 12 months.

Note V — Supplemental Cash Flow Information

	2014	2013	2012
	In thousands
Income taxes paid, net of refunds	$370,202	$291,027	$282,006
Interest paid, net of amounts capitalized	82,280	80,349	88,001
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	9,529	25,586	33,582
Computer software costs included in accounts payable or accrued liabilities	27,555	14,654	—
Assets acquired under capital lease	—	4,882	—

Note W — Subsequent Events

On February 10, 2015, VF’s Board of Directors declared a quarterly cash dividend of $0.32 per share, payable on March 20, 2015 to shareholders of record on March 10, 2015. The Board of Directors also granted approximately 2,340,000 stock options, 440,000 performance-based RSUs, 37,000 nonperformance-based RSUs and 105,000 shares of restricted VF Common Stock at market value.

VF CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note X — Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	In thousands, except per share amounts
2014 (a)(b)
Total revenues	$2,780,778	$2,402,076	$3,520,447	$3,578,860	$12,282,161
Operating income	403,190	219,808	633,082	181,644	1,437,724
Net income attributable to VF Corporation	297,193	157,682	470,529	122,101	1,047,505
Earnings per share attributable to VF Corporation common stockholders: (d)
Basic	$0.68	$0.37	$1.09	$0.28	$2.42
Diluted	0.67	0.36	1.08	0.28	2.38
Dividends per common share	$0.2625	$0.2625	$0.2625	$0.3200	$1.1075
2013 (a)(c)
Total revenues	$2,611,869	$2,220,411	$3,297,269	$3,290,099	$11,419,648
Operating income	357,728	201,334	579,703	508,382	1,647,147
Net income attributable to VF Corporation	270,417	138,274	433,761	367,667	1,210,119
Earnings per share attributable to VF Corporation common stockholders: (d)
Basic	$0.61	$0.32	$0.99	$0.84	$2.76
Diluted	0.60	0.31	0.97	0.82	2.71
Dividends per common share	$0.2175	$0.2175	$0.2175	$0.2625	$0.9150

(a)	The fourth quarter and full year 2014 consisted of 14 weeks and 53 weeks, respectively, compared with 13 weeks and 52 weeks in the respective 2013 periods.

(b)

Goodwill and intangible asset impairment charges in the fourth quarter of 2014 reduced fourth quarter and full year operating results as follows: operating income — $396.4 million; net income — $306.8 million; basic earnings per share — $0.71; and diluted earnings per share — $0.70. See Notes F, G and T.

(c)	Transaction and restructuring costs related to the acquisition of Timberland reduced operating results in 2013 as follows:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	In millions, except per share amounts
Operating income	$2.8	$4.5	$2.8	$0.6	$10.7
Net income	2.2	3.8	2.2	0.6	8.8
Earnings per share:
Basic	$0.01	$0.01	$—	$—	$0.02
Diluted	$0.01	$0.01	$—	$—	$0.02

(d)

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
	In thousands
Fiscal year ended December 2014
Allowance for doubtful accounts	$45,350	(2,198)	—		16,458	(A)	$26,694

Other accounts receivable allowances	$170,242	1,337,161	—		1,320,710	(B)	$186,693

Valuation allowance for deferred income tax assets	$107,521	—	(10,719	)(C)	—		$96,802

Fiscal year ended December 2013
Allowance for doubtful accounts	$48,998	15,756	—		19,404	(A)	$45,350

Other accounts receivable allowances	$153,934	1,487,015	—		1,470,707	(B)	$170,242

Valuation allowance for deferred income tax assets	$99,703	(3,422)	11,240	(C)	—		$107,521

Fiscal year ended December 2012
Allowance for doubtful accounts	$54,010	19,274	—		24,286	(A)	$48,998

Other accounts receivable allowances	$150,406	1,461,768	—		1,458,240	(B)	$153,934

Valuation allowance for deferred income tax assets	$151,556	(33,060)	(18,793	)(C)	—		$99,703

(A)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.
(B)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.
(C)	Additions relate to circumstances where it is more likely than not that deferred income tax assets will not be realized, purchase accounting adjustments, and the effects of foreign currency translation.