Form 10-Q
period 2015-04-04
V F CORP
filed 2015-05-12
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

On May 2, 2015, there were 424,975,214 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 2015	December 2014	March 2014
ASSETS
Current assets
Cash and equivalents	$655,483	$971,895	$321,672
Accounts receivable, less allowance for doubtful accounts of:
March 2015 – $25,698; December 2014 – $26,694;
March 2014 – $ 46,173	1,283,216	1,276,224	1,310,468
Inventories	1,624,234	1,482,804	1,512,459
Other current assets	518,593	454,931	389,922

Total current assets	4,081,526	4,185,854	3,534,521
Property, plant and equipment	911,478	942,181	921,970
Intangible assets	2,291,505	2,433,552	2,946,959
Goodwill	1,795,359	1,824,956	2,022,086
Other assets	652,996	593,597	559,616

Total assets	$9,732,864	$9,980,140	$9,985,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,067,961	$21,822	$261,105
Current portion of long-term debt	3,384	3,975	5,142
Accounts payable	457,744	690,842	467,578
Accrued liabilities	749,237	903,602	807,708

Total current liabilities	2,278,326	1,620,241	1,541,533
Long-term debt	1,422,840	1,423,581	1,425,833
Other liabilities	1,127,433	1,305,436	1,262,957
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2015, December 2014 or March 2014	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2015 – 424,964,672; December 2014 – 432,859,891; March 2014 – 433,166,874	106,241	108,215	108,292
Additional paid-in capital	3,076,647	2,993,186	2,826,429
Accumulated other comprehensive income (loss)	(902,392)	(702,272)	(209,489)
Retained earnings	2,623,769	3,231,753	3,029,597

Total stockholders’ equity	4,904,265	5,630,882	5,754,829

Total liabilities and stockholders’ equity	$9,732,864	$9,980,140	$9,985,152

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March
	2015	2014
Net sales	$2,803,302	$2,750,115
Royalty income	33,999	30,663

Total revenues	2,837,301	2,780,778

Costs and operating expenses
Cost of goods sold	1,446,547	1,406,566
Selling, general and administrative expenses	992,919	971,022

	2,439,466	2,377,588

Operating income	397,835	403,190
Interest income	2,098	1,331
Interest expense	(21,849)	(20,637)
Other income (expense), net	828	(2,092)

Income before income taxes	378,912	381,792
Income taxes	90,203	84,599

Net income	$288,709	$297,193

Earnings per common share
Basic	$0.68	$0.68
Diluted	0.67	0.67
Cash dividends per common share	$0.3200	$0.2625

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March
	2015	2014
Net income	$288,709	$297,193

Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during the period	(247,555)	(10,902)
Less income tax effect	1,474	1,315
Defined benefit pension plans
Amortization of net deferred actuarial losses	15,497	9,384
Amortization of deferred prior service costs	762	1,362
Less income tax effect	(6,966)	(4,125)
Derivative financial instruments
Gains (losses) arising during the period	68,010	3,696
Less income tax effect	(26,728)	(1,453)
Reclassification to net income for (gains) losses realized	(8,095)	5,416
Less income tax effect	3,181	(2,128)
Marketable securities
Gains (losses) arising during the period	495	(549)
Less income tax effect	(195)	215

Other comprehensive income (loss)	(200,120)	2,231

Comprehensive income	$88,589	$299,424

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March
	2015	2014
Operating activities
Net income	$288,709	$297,193
Adjustments to reconcile net income to cash (used) provided by operating activities:
Depreciation and amortization	65,880	64,017
Stock-based compensation	25,946	26,956
Provision for doubtful accounts	2,345	3,412
Pension expense (less than) in excess of contributions	(239,700)	5,923
Other, net	(6,405)	26,505
Changes in operating assets and liabilities:
Accounts receivable	(48,886)	41,688
Inventories	(165,494)	(117,718)
Accounts payable	(225,966)	(170,171)
Income taxes	(13,801)	(50,996)
Accrued liabilities	(71,668)	(73,355)
Other assets and liabilities	(41,584)	(39,800)

Cash (used) provided by operating activities	(430,624)	13,654
Investing activities
Capital expenditures	(33,028)	(49,309)
Software purchases	(36,708)	(44,654)
Other, net	10,617	(5,170)

Cash used by investing activities	(59,119)	(99,133)
Financing activities
Net increase in short-term borrowings	1,047,660	242,586
Payments on long-term debt	(1,414)	(1,099)
Purchases of treasury stock	(730,811)	(513,778)
Cash dividends paid	(135,912)	(114,776)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	(4,107)	(10,966)
Tax benefits of stock-based compensation	29,678	31,773

Cash provided (used) by financing activities	205,094	(366,260)
Effect of foreign currency rate changes on cash and equivalents	(31,763)	(2,992)

Net change in cash and equivalents	(316,412)	(454,731)
Cash and equivalents — beginning of year	971,895	776,403

Cash and equivalents — end of period	$655,483	$321,672

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock			Accumulated
			Additional	Other
			Paid-in	Comprehensive	Retained
	Shares	Amounts	Capital	Income (Loss)	Earnings
Balance, December 2013	440,310,370	$110,078	$2,746,590	$(211,720)	$3,432,090
Net income	—	—	—	—	1,047,505
Dividends on Common Stock	—	—	—	—	(478,933)
Purchase of treasury stock	(12,037,000)	(3,009)	—	—	(724,786)
Stock-based compensation, net	4,586,521	1,146	246,596	—	(44,123)
Foreign currency translation	—	—	—	(463,588)	—
Defined benefit pension plans	—	—	—	(99,683)	—
Derivative financial instruments	—	—	—	73,143	—
Marketable securities	—	—	—	(424)	—

Balance, December 2014	432,859,891	108,215	2,993,186	(702,272)	3,231,753
Net income	—	—	—	—	288,709
Dividends on Common Stock	—	—	—	—	(135,912)
Purchase of treasury stock	(10,009,800)	(2,502)	—	—	(728,309)
Stock-based compensation, net	2,114,581	528	83,461	—	(32,472)
Foreign currency translation	—	—	—	(246,081)	—
Defined benefit pension plans	—	—	—	9,293	—
Derivative financial instruments	—	—	—	36,368	—
Marketable securities	—	—	—	300	—

Balance, March 2015	424,964,672	$106,241	$3,076,647	$(902,392)	$2,623,769

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

VF Corporation (together with its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended March 2015, December 2014 and March 2014 relate to the fiscal periods ended on April 4, 2015, January 3, 2015 and March 29, 2014, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Similarly, the December 2014 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 2, 2016. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2014 (“2014 Form 10-K”).

Note B – Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of VF’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the first quarter of 2015, VF sold total accounts receivable of $321.9 million. As of March 2015, December 2014 and March 2014, $168.4 million, $130.3 million and $167.7 million, respectively, of sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in other income (expense), net, and was $0.4 million for both the first quarter of 2015 and 2014. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note C – Inventories

In thousands	March 2015	December 2014	March 2014
Finished products	$1,366,759	$1,232,623	$1,279,167
Work in process	103,125	104,517	92,155
Raw materials	154,350	145,664	141,137

Total inventories	$1,624,234	$1,482,804	$1,512,459

Note D – Property, Plant and Equipment

In thousands	March 2015	December 2014	March 2014
Land and improvements	$56,791	$57,151	$56,895
Buildings and improvements	978,845	986,679	969,743
Machinery and equipment	1,219,968	1,225,293	1,170,168

Property, plant and equipment, at cost	2,255,604	2,269,123	2,196,806
Less accumulated depreciation and amortization	1,344,126	1,326,942	1,274,836

Property, plant and equipment, net	$911,478	$942,181	$921,970

Note E – Intangible Assets

	Weighted		March 2015			December 2014
	Average				Net	Net
	Amortization			Accumulated	Carrying	Carrying
Dollars in thousands	Period	Amortization Methods	Cost	Amortization	Amount	Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$569,440	$345,935	$223,505	$241,811
License agreements	24 years	Accelerated and straight-line	179,692	86,728	92,964	96,736
Other	11 years	Straight-line	5,683	1,811	3,872	4,363

Amortizable intangible assets, net					320,341	342,910

Indefinite-lived intangible assets:
Trademarks and trade names					1,971,164	2,090,642

Intangible assets, net					$2,291,505	$2,433,552

Amortization expense for the first quarter of 2015 was $7.7 million. Based on existing levels of amortizable intangible assets noted above, estimated amortization expense for the next five years is:

Year	Estimated Amortization Expense
In millions
2015	$29.5
2016	28.0
2017	27.0
2018	26.4
2019	25.8

Note F – Goodwill

Changes in goodwill are summarized by business segment as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Total
Balance, December 2014	$1,389,453	$219,442	$58,747	$157,314	$1,824,956
Currency translation	(24,913)	(4,684)	—	—	(29,597)

Balance, March 2015	$1,364,540	$214,758	$58,747	$157,314	$1,795,359

Accumulated impairment charges for the Outdoor & Action Sports and Sportswear Coalitions were $43.4 million and $58.5 million, respectively, for the periods presented above. No impairment charges were recorded in the first quarter of 2015.

Note G – Pension Plans

The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended March
In thousands	2015	2014
Service cost – benefits earned during the period	$7,335	$6,085
Interest cost on projected benefit obligations	19,403	20,389
Expected return on plan assets	(27,771)	(22,681)
Amortization of deferred amounts:
Net deferred actuarial losses	15,497	9,384
Deferred prior service costs	762	1,362

Net periodic pension cost	$15,226	$14,539

During the first three months of 2015, VF contributed $254.9 million to its defined benefit plans, which included a $250.0 million discretionary contribution to its domestic qualified plan. VF intends to make approximately $18.5 million of additional contributions during the remainder of 2015.

Note H – Capital and Accumulated Other Comprehensive Income (Loss)

During the first quarter of 2015, the Company purchased 10.0 million shares of Common Stock in open market transactions for $730.1 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first quarter of 2015, VF restored 10.0 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of March 2015 or December 2014, and 1,500,631 shares held in treasury at the end of March 2014 which were restored to an unissued status during the following quarter. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first quarter of 2015, the Company purchased 9,800 shares of Common Stock in open market transactions for $0.7 million. Balances related to shares held for deferred compensation plans are as follows:

In millions, except share amounts	March 2015	December 2014	March 2014
Shares held for deferred compensation plans	647,304	637,504	725,504
Cost of shares held for deferred compensation plans	$8.4	$7.7	$9.8

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

In thousands	March 2015	December 2014	March 2014
Foreign currency translation	$(603,022)	$(356,941)	$97,060
Defined benefit pension plans	(367,841)	(377,134)	(270,830)
Derivative financial instruments	67,757	31,389	(36,223)
Marketable securities	714	414	504

Accumulated other comprehensive income (loss)	$(902,392)	$(702,272)	$(209,489)

The changes in accumulated other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended March 2015
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2014	$(356,941)	$(377,134)	$31,389	$414	$(702,272)

Other comprehensive income (loss) before reclassifications	(246,081)	—	41,282	300	(204,499)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9,293	(4,914)	—	4,379

Net other comprehensive income (loss)	(246,081)	9,293	36,368	300	(200,120)

Balance, March 2015	$(603,022)	$(367,841)	$67,757	$714	$(902,392)

	Three Months Ended March 2014
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2013	$106,647	$(277,451)	$(41,754)	$838	$(211,720)

Other comprehensive income (loss) before reclassifications	(9,587)	—	2,243	(334)	(7,678)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,621	3,288	—	9,909

Net other comprehensive income (loss)	(9,587)	6,621	5,531	(334)	2,231

Balance, March 2014	$97,060	$(270,830)	$(36,223)	$504	$(209,489)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

In thousands Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income	Three Months Ended March

		2015	2014
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(15,497)	$(9,384)
Deferred prior service costs	(a)	(762)	(1,362)

	Total before tax	(16,259)	(10,746)
	Tax benefit (expense)	6,966	4,125

	Net of tax	(9,293)	(6,621)

Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	(17,055)	1,660
Foreign exchange contracts	Cost of goods sold	19,368	(5,364)
Foreign exchange contracts	Other income (expense), net	6,835	(708)
Interest rate contracts	Interest expense	(1,053)	(1,004)

	Total before tax	8,095	(5,416)
	Tax benefit (expense)	(3,181)	2,128

	Net of tax	4,914	(3,288)

Total reclassifications for the period	Net of tax	$(4,379)	$(9,909)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note G for additional details).

Note I – Stock-based Compensation

During the first quarter of 2015, VF granted options to employees and nonemployee members of VF’s Board of Directors to purchase 2,399,883 shares of Common Stock at an exercise price of $75.35 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Options granted to nonemployee members of VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option–pricing valuation model, which incorporates a range of assumptions for inputs as follows:

Three Months Ended March 2015
Expected volatility	20% to 29%
Weighted average expected volatility	22%
Expected term (in years)	5.9 to 7.5
Dividend yield	2.0%
Risk-free interest rate	0.1% to 2.1%
Fair value at date of grant	$13.71

Also during the first quarter of 2015, VF granted 442,338 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year period. Each RSU has a potential payout value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period. The fair market value of VF Common Stock at the date the units were granted was $75.35 per share.

The actual number of performance-based RSUs earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. The grant date fair value of the TSR-based adjustment related to the 2015 RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $3.78 per share.

VF granted 11,556 nonperformance-based restricted stock units to nonemployee members of the Board of Directors during the first quarter of 2015. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $75.35 per share.

VF granted 37,300 nonperformance-based restricted stock units to employees during the first quarter of 2015. These units vest four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $68.47 per share.

VF granted 104,500 restricted shares of VF Common Stock to employees during the first quarter of 2015. These shares generally vest four years from the date of grant. The weighted average fair market value of VF Common Stock at the date the units were granted was $70.98 per share.

Note J – Income Taxes

The effective income tax rate for the first quarter of 2015 was 23.8% compared with 22.2% in the first quarter of 2014. The first quarter of 2015 included a net discrete tax benefit of $6.3 million, which included $4.2 million of tax benefits related to state refund claims and the settlement of state tax audits. The $6.3 million tax benefit reduced the effective income tax rate by 1.7%. The first quarter of 2014 included a net discrete tax benefit of $8.4 million, which included $4.1 million of prior year refund claims and $1.4 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 2.2%. Without discrete items, the effective income tax rate for the first quarter of 2015 increased by 1.1% compared with the 2014 period primarily due to a lower percentage of projected foreign earnings for 2015, reflecting the impact of changes in foreign currency exchange rates.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the U.S., the Internal Revenue Service (“IRS”) examination for tax years 2007, 2008 and 2009 was completed in 2012. VF has appealed the results of the 2007 to 2009 examination to the IRS Appeals office. Tax years prior to 2007 have been effectively settled with the IRS. The IRS commenced its examination of VF’s 2010 and 2011 tax returns during the fourth quarter of 2013 and such examination is still ongoing. During the second quarter of 2014, the IRS completed its examination of Timberland’s 2010 tax return. The examination of Timberland’s 2011 tax return is still ongoing. The IRS has proposed material adjustments to Timberland’s 2011 tax return, and the Company has formally disagreed with the findings. In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months.

During the first quarter of 2015, the amount of net unrecognized tax benefits and associated interest increased by $1.5 million to $109.0 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $43.5 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $36.8 million would reduce income tax expense.

Note K – Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended March
In thousands	2015	2014
Coalition revenues:
Outdoor & Action Sports	$1,606,889	$1,574,647
Jeanswear	699,655	690,330
Imagewear	282,896	263,239
Sportswear	135,657	131,505
Contemporary Brands	87,537	98,169
Other	24,667	22,888

Total coalition revenues	$2,837,301	$2,780,778

Coalition profit:
Outdoor & Action Sports	$260,820	$274,490
Jeanswear	131,932	129,266
Imagewear	41,347	37,772
Sportswear	12,841	12,555
Contemporary Brands	3,540	7,902
Other	14,527	(3,116)

Total coalition profit	465,007	458,869
Corporate and other expenses	(66,344)	(57,771)
Interest expense, net	(19,751)	(19,306)

Income before income taxes	$378,912	$381,792

Note L – Earnings Per Share

	Three Months Ended March
In thousands, except per share amounts	2015	2014
Earnings per share – basic:
Net income	$288,709	$297,193

Weighted average common shares outstanding	426,255	438,290

Earnings per common share	$0.68	$0.68

Earnings per share – diluted:
Net income	$288,709	$297,193

Weighted average common shares outstanding	426,255	438,290
Incremental shares from stock options and other dilutive securities	7,848	7,976

Adjusted weighted average common shares outstanding	434,103	446,266

Earnings per common share	$0.67	$0.67

Outstanding options to purchase 2.4 million and 2.8 million shares of Common Stock were excluded from the calculations of diluted earnings per share for the three-month periods ended March 2015 and 2014, respectively, because the effect of their inclusion would have been antidilutive. In addition, 1.0 million and 1.3 million of performance-based restricted stock units were excluded from the calculations of diluted earnings per share for the three-month periods ended March 2015 and 2014, respectively, because these units are not considered to be contingent outstanding shares.

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

In thousands	Total Fair Value	Fair Value Measurement Using (a)
		Level 1	Level 2	Level 3
March 2015
Financial assets:
Cash equivalents:
Money market funds	$231,617	$231,617	$—	$—
Time deposits	144,304	144,304	—	—
Derivative financial instruments	158,899	—	158,899	—
Investment securities	230,036	212,221	17,815	—
Other marketable securities	5,606	5,606	—	—
Financial liabilities:
Derivative financial instruments	43,682	—	43,682	—
Deferred compensation	296,034	—	296,034	—
December 2014
Financial assets:
Cash equivalents:
Money market funds	$388,635	$388,635	$—	$—
Time deposits	197,303	197,303	—	—
Derivative financial instruments	105,264	—	105,264	—
Investment securities	228,406	208,874	19,532	—
Other marketable securities	5,111	5,111	—	—
Financial liabilities:
Derivative financial instruments	31,769	—	31,769	—
Deferred compensation	295,226	—	295,226	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first quarter of 2015 or the year ended December 2014.

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

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2015 and December 2014, their carrying values approximated their fair values. Additionally, at March 2015 and December 2014, the carrying value of VF’s long-term debt, including the current portion, was $1,426.2 million and $1,427.6 million, respectively, compared with a fair value of $1,727.6 million and $1,684.1 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note N – Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.1 billion at March 2015 and $1.9 billion at both December 2014 and March 2014, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Polish zloty and Swiss franc. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	March 2015	December 2014	March 2014	March 2015	December 2014	March 2014
Foreign currency exchange contracts designated as hedging instruments	$158,557	$104,860	$16,936	$(42,975)	$(31,711)	$(38,660)
Foreign currency exchange contracts not designated as hedging instruments	342	404	117	(707)	(58)	(638)

Total derivatives	$158,899	$105,264	$17,053	$(43,682)	$(31,769)	$(39,298)

VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. However, if VF were to offset and record the asset and liability balances of its forward foreign currency exchange contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	March 2015		December 2014		March 2014
In thousands	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$158,899	$(43,682)	$105,264	$(31,769)	$17,053	$(39,298)
Gross amounts not offset in the Consolidated Balance Sheets	(42,701)	42,701	(30,724)	30,724	(10,320)	10,320

Net amounts	$116,198	$(981)	$74,540	$(1,045)	$6,733	$(28,978)

Derivatives are classified as current or noncurrent based on their maturity dates, as follows:

In thousands	March 2015	December 2014	March 2014
Other current assets	$138,564	$84,995	$13,765
Accrued liabilities (current)	(37,949)	(26,968)	(34,982)
Other assets (noncurrent)	20,335	20,269	3,288
Other liabilities (noncurrent)	(5,733)	(4,801)	(4,316)

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended March
Cash Flow Hedging Relationships	2015	2014
Foreign currency exchange	$68,010	$3,696

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended March
Location of Gain (Loss)	2015	2014
Net sales	$(17,055)	$1,660
Cost of goods sold	19,368	(5,364)
Other income (expense), net	6,835	(708)
Interest expense	(1,053)	(1,004)

Total	$8,095	$(5,416)

Derivative Contracts Not Designated as Hedges

VF uses derivative contracts to manage foreign currency exchange risk on intercompany loans as well as intercompany and third-party accounts receivable and payable. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net gains or losses on the related assets and liabilities. Following is a summary of these derivatives included in VF’s Consolidated Statements of Income:

In thousands	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended March
Derivatives Not Designated as Hedges		2015	2014
Foreign currency exchange	Other income (expense), net	$(1,031)	$(856)

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three-month periods ended March 2015 and March 2014.

At March 2015, accumulated OCI included $107.2 million of pretax net deferred gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI was $30.4 million at March 2015, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. During the quarters ended March 2015 and 2014, VF reclassified $1.1 million and $1.0 million, respectively, of net deferred loss from accumulated OCI into interest expense, and expects to reclassify $4.3 million to interest expense during the next 12 months.

Note O – Recently Issued and Adopted Accounting Standards

In April 2014, the FASB changed the definition and disclosure requirements for discontinued operations. This guidance became effective in the first quarter of 2015, but did not have an impact on VF’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new model provides a 5-step analysis in determining the measurement of revenue and the timing of when it is recognized. New disclosures about revenues and cash flows arising from contracts with customers are also required. In April 2015, the FASB proposed a one-year delay to the adoption date of the standard that would make it effective for VF in the first quarter of 2018. The Company is currently evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

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

In February 2015, the FASB issued an update to their existing consolidation model, which changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance will be effective in the first quarter of 2016. The Company is currently evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

In April 2015, the FASB issued an update to their accounting guidance related to debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will be effective in the first quarter of 2016, and the Company will reclassify the debt issuance costs in VF’s consolidated financial statements in accordance with this guidance.

In April 2015, the FASB issued an update to their accounting guidance related to retirement benefits that provides a practical expedient permitting companies to measure defined benefit plan assets and obligations using the month-end that is closest to an entity’s fiscal year-end. This guidance will be effective in the first quarter of 2016 with early adoption permitted. The Company is currently evaluating whether it will adopt this guidance.

Note P – Subsequent Events

In April 2015, VF entered into a $1.75 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires in April 2020. The Global Credit Facility replaced the previous $1.25 billion revolving credit facility which was scheduled to expire in December 2016. The Global Credit Facility may be used to borrow readily available non-US dollar currencies, and has a $50.0 million letter of credit sublimit. VF may request two extensions of one year each, subject to stated terms and conditions. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program, which was also increased to $1.75 billion.

On April 28, 2015, VF’s Board of Directors declared a quarterly cash dividend of $0.32 per share, payable on June 19, 2015 to stockholders of record on June 9, 2015.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers. All references to foreign currency amounts below include the impact of translating foreign currencies into U.S. dollars and the impact of currency rate changes on transactions denominated in a foreign currency.

Highlights of the First Quarter of 2015

•	Revenues grew to $2.8 billion, a 2% increase from the first quarter of 2014, despite a negative 6% impact from foreign currency.

•	Outdoor & Action Sports revenues rose 2% over the 2014 quarter. Foreign currency negatively impacted this growth rate by 8%. In addition, revenues were unfavorably impacted by the 53rd week calendar shift, which traded a higher sales week in January for a relatively lower sales week in early April.

•	Direct-to-consumer revenues were up 5%, including a negative 6% impact from foreign currency, and accounted for 24% of total revenues in the quarter.

•	International revenues decreased 5%, including a negative 14% impact from foreign currency, and represented 40% of total revenues in the quarter.

•	Earnings per share were flat at $0.67 compared with the 2014 quarter, reflecting improved operating performance offset by a negative $0.09 impact from foreign currency.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable period in 2014:

In millions	First Quarter
Total revenues – 2014	$2,780.8
Operations	223.4
Impact of foreign currency	(166.9)

Total revenues – 2015	$2,837.3

VF reported revenue growth of 2% in the first quarter of 2015 driven by an 8% operational improvement that was partially offset by unfavorable foreign currency. Four out of five coalitions reported increased revenues. In addition, excluding the negative impact from foreign currency, sales grew in every region around the world. Additional details on revenues are provided in the section titled “Information by Business Segment.”

VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. However, VF also conducts business in other developed and emerging markets around the world that results in exposure to foreign currencies other than the euro. The continued strengthening of the U.S. dollar relative to these currencies negatively impacted revenues by $166.9 million, or 6%, in the first quarter of 2015 compared with the 2014 period.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	First Quarter
	2015	2014
Gross margin (total revenues less cost of goods sold)	49.0%	49.4%
Selling, general and administrative expenses	35.0%	34.9%

Operating income	14.0%	14.5%

Gross margin declined 40 basis points in the first quarter of 2015 compared with the 2014 period driven by the negative impact from foreign currency and higher costs, partially offset by the continued shift in our revenue mix towards higher margin businesses, including Outdoor & Action Sports and direct-to-consumer.

Selling, general and administrative expenses as a percentage of total revenues increased 10 basis points during the first quarter of 2015 compared with the 2014 period due to increased investments in direct-to-consumer businesses and slightly higher operating costs due to the stronger Swiss franc. These increases were partially offset by a gain recognized on the sale of a VF Outlet® location and the leverage of operating expenses on higher revenues.

Net interest expense increased by $0.4 million in the first quarter of 2015 from the comparable period in 2014. The increase in net interest expense was primarily due to higher average levels of short-term borrowings and lower amounts of interest capitalized for significant projects, partially offset by increased interest income on cash equivalents. Total outstanding debt averaged $2.1 billion for the first three months of 2015 and $1.5 billion for the same period in 2014. The weighted average interest rates on total outstanding debt were 4.0% and 5.6% for the first quarter of 2015 and 2014, respectively.

The effective income tax rate for the first quarter of 2015 was 23.8% compared with 22.2% in the first quarter of 2014. The first quarter of 2015 included a net discrete tax benefit of $6.3 million, which included $4.2 million of tax benefits related to state refund claims and the settlement of state tax audits. The $6.3 million tax benefit reduced the effective income tax rate by 1.7%. The first quarter of 2014 included a net discrete tax benefit of $8.4 million, which included $4.1 million of prior year refund claims and $1.4 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 2.2%. Without discrete items, the effective tax rate for the first quarter of 2015 increased by 1.1% compared with the 2014 period primarily due to a lower percentage of projected foreign earnings for 2015, reflecting the impact of changes in foreign currency exchange rates.

Net income for the first quarter of 2015 was $288.7 million ($0.67 per share) compared with $297.2 million ($0.67 per share) in the 2014 quarter. Earnings per share were flat in the first quarter of 2015 compared with the 2014 period, as improved operating performance was offset by the negative impact from foreign currency. Refer to additional discussion in the “Information by Business Segment” section below, as well as the other factors described above.

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

The following tables present a summary of the changes in coalition revenues and coalition profit for the first quarter of 2015 from the comparable period in 2014:

Coalition revenues

	First Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition revenues – 2014	$1,574.6	$690.3	$263.2	$131.5	$98.2	$23.0	$2,780.8
Operations	163.0	40.0	21.6	4.2	(7.0)	1.6	223.4
Impact of foreign currency	(130.7)	(30.6)	(1.9)	—	(3.7)	—	(166.9)

Coalition revenues – 2015	$1,606.9	$699.7	$282.9	$135.7	$87.5	$24.6	$2,837.3

Coalition profit

	First Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition profit (loss) – 2014	$274.5	$129.3	$37.8	$12.6	$7.9	$(3.2)	$458.9
Operations	20.0	8.6	4.9	0.2	(3.9)	17.9	47.7
Impact of foreign currency	(33.7)	(6.0)	(1.4)	—	(0.5)	—	(41.6)

Coalition profit – 2015	$260.8	$131.9	$41.3	$12.8	$3.5	$14.7	$465.0

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports

	First Quarter		Percent Change
Dollars in millions	2015	2014
Coalition revenues	$1,606.9	$1,574.6	2.0%
Coalition profit	260.8	274.5	(5.0%)
Operating margin	16.2%	17.4%

Coalition revenues for Outdoor & Action Sports increased 2% in the first quarter of 2015 compared with 2014, reflecting 10% operational growth offset by a negative 8% ($130.7 million) impact from foreign currency. Revenues in the Americas and Asia Pacific regions increased 10% and 15%, respectively, in the first quarter of 2015. European revenues declined 13% due to foreign currency, which unfavorably impacted revenue growth by 18%.

Global revenues for The North Face® brand increased 1% in the first quarter of 2015, as strong direct-to-consumer growth was partially offset by foreign currency. Vans® brand global revenues were up 8% in the first quarter of 2015, reflecting balanced wholesale and direct-to-consumer growth partially offset by foreign currency. Global revenues for the Timberland® brand were flat, as strong wholesale sales were offset by foreign currency.

Global direct-to-consumer revenues grew 7% in the first quarter of 2015 compared with the 2014 period. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth. Wholesale revenues were flat compared with the 2014 period. Both direct-to-consumer and wholesale revenue streams were negatively impacted by 7% and 9%, respectively, from foreign currency. In addition, revenues were negatively impacted by the 53rd week calendar shift mentioned previously.

Operating margin declined 120 basis points in the first quarter of 2015 compared with the 2014 period. The decrease was primarily driven by the negative impact from foreign currency, increased investments in direct-to-consumer businesses and marketing, and the impact of the 53rd week in 2014, partially offset by the leverage of operating expenses on higher revenues.

Jeanswear

	First Quarter		Percent Change
Dollars in millions	2015	2014
Coalition revenues	$699.7	$690.3	1.4%
Coalition profit	131.9	129.3	2.1%
Operating margin	18.9%	18.7%

Global Jeanswear revenues were up 1% in the first quarter of 2015, which included a negative 4% ($30.6 million) impact from foreign currency compared with 2014. Revenues in the Americas and Asia Pacific regions increased 5% and 7%, respectively, in the first quarter of 2015. European revenues decreased 15% due to foreign currency, which negatively impacted revenue growth in the region by 19%, and softness in Eastern European markets that impacted the Wrangler® brand.

Global revenues for the Wrangler® brand increased 5% in the first quarter of 2015 compared with the 2014 period, driven by 11% and 5% increases in the mass and western specialty businesses, respectively, reflecting successful new product launches. Global revenues for the Lee® brand decreased 1% in the first quarter of 2015 compared with the 2014 period, as wholesale growth in China was more than offset by ongoing challenges in the U.S. mid-tier channel and unfavorable foreign currency.

Operating margin increased 20 basis points in the first quarter of 2015 compared with the 2014 period primarily due to increased volume and the leverage of operating expenses on higher revenues, partially offset by the previously mentioned negative impact from foreign currency in Europe.

Imagewear

	First Quarter		Percent Change
Dollars in millions	2015	2014
Coalition revenues	$282.9	$263.2	7.5%
Coalition profit	41.3	37.8	9.5%
Operating margin	14.6%	14.3%

Imagewear revenues increased 7% in the first quarter of 2015 compared with the 2014 period. The Image business (occupational apparel and uniforms) grew 15% in the first quarter of 2015, reflecting growth in the government sector and continued strong demand for the Red Kap® brand. Revenues for the Licensed Sports Group business (athletic apparel) were about flat in the first quarter of 2015 compared with the 2014 period, as an increase in the Major League Baseball business was offset by a decrease in National Football League sales.

Operating margin increased 30 basis points during the first quarter of 2015 compared with the 2014 period primarily due to the leverage of operating expenses on higher revenues.

Sportswear

	First Quarter		Percent Change
Dollars in millions	2015	2014
Coalition revenues	$135.7	$131.5	3.2%
Coalition profit	12.8	12.6	2.3%
Operating margin	9.5%	9.5%

Sportswear revenues increased 3% in the first quarter of 2015 compared with the 2014 period. Nautica® brand revenues increased 2% during the first quarter of 2015, as 4% growth in wholesale revenues was partially offset by a 2% decline in direct-to-consumer revenues primarily due to the strategic exit of less profitable stores. Kipling® brand revenues in the U.S. increased 9%, driven by an increase in direct-to-consumer sales.

Operating margin was flat in the first quarter of 2015 compared with the 2014 period, as increased investments in direct-to-consumer businesses and marketing were offset by favorable business mix and the leverage of operating expenses on higher revenues.

Contemporary Brands

	First Quarter		Percent Change
Dollars in millions	2015	2014
Coalition revenues	$87.5	$98.2	(10.8%)
Coalition profit	3.5	7.9	(55.2%)
Operating margin	4.0%	8.0%

Revenues for Contemporary Brands decreased 11% in the first quarter of 2015 compared with the 2014 period, reflecting ongoing challenges in demand for women’s contemporary apparel and premium denim, as well as a negative 4% ($3.7 million) impact from foreign currency.

Operating margin decreased 400 basis points in the first quarter of 2015 compared with the 2014 period primarily due to discounting and reduced expense leverage on a lower revenue base.

Other

Dollars in millions	First Quarter		Percent Change
	2015	2014
Coalition revenues	$24.6	$23.0	7.8%
Coalition profit (loss)	14.7	(3.2)
Operating margin	59.8%	(13.9%)

VF Outlet® stores in the U.S. sell VF products at prices that are generally higher than what could be realized through external wholesale channels, as well as other non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category. The increase in coalition profit is due to a $16.6 million gain recognized on the sale of a VF Outlet® location in the first quarter of 2015.

Reconciliation of Coalition Profit to Income Before Income Taxes

There are two types of costs necessary to reconcile total coalition profit, as discussed in the preceding paragraphs, to consolidated income before income taxes. These costs are (i) corporate and other expenses, discussed below, and (ii) interest expense, net, which was discussed in the “Consolidated Statements of Income” section.

	First Quarter		Percent Change
Dollars in millions	2015	2014
Corporate and other expenses	$66.3	$57.8	14.8%
Interest expense, net	19.8	19.3	2.3%

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared services, (ii) corporate headquarters’ costs and (iii) certain other income and expenses. The increase in corporate and other expenses in the first quarter of 2015 compared to 2014 was primarily due to increased information technology costs due to recent system implementations, additional investments in our global innovation centers, and higher compensation expense.

International Operations

International revenues declined 5% in the first quarter of 2015 compared with the 2014 period due to foreign currency, which negatively impacted international revenue growth by 14% ($166.9 million). Revenues in Europe declined 14%, as foreign currency negatively impacted revenue growth by 18% during the quarter. In the Asia Pacific region, revenues increased 13% in the first quarter of 2015, primarily driven by growth in China. Revenues in the Americas (non-U.S.) region increased 4% during the first quarter of 2015, as growth was tempered by weakening currencies in the region relative to the U.S. dollar. International revenues were 40% and 43% of total VF sales in the first quarter of 2015 and 2014, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 5% in the first quarter of 2015 driven by growth in the Americas and Asia Pacific regions, partially offset by a negative 6% impact from foreign currency primarily in Europe. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth. VF opened 23 stores in the first quarter of 2015, bringing the total number of VF-owned retail stores to 1,395 at March 2015. Direct-to-consumer revenues reached 24% of total revenues in the first quarter of 2015 compared with 23% in the 2014 period.

Analysis of Financial Condition

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at March 2015 compared with December 2014:

•	Increase in inventories—due to the seasonality of the business and anticipated sales growth in 2015.

•	Increase in other current assets—primarily due to unrealized hedging gains and higher levels of prepaid expenses.

•	Decrease in intangible assets—due to foreign currency exchange rate fluctuations and amortization expense.

•	Increase in short-term borrowings—due to commercial paper borrowings used to support seasonal working capital requirements, share repurchases and a $250.0 million pension contribution in the first quarter of 2015.

•	Decrease in accounts payable —driven by timing of inventory purchases and payments to vendors.

•	Decrease in accrued liabilities—primarily due to timing of accruals and payments related to compensation and income taxes.

•	Decrease in other liabilities—primarily due to an improvement in the underfunded status of the defined benefit pension plans, resulting from a $250.0 million pension contribution in the first quarter of 2015.

The following discussion refers to significant changes in balances at March 2015 compared with March 2014:

•	Increase in inventories —due to anticipated sales growth in 2015.

•	Increase in other current assets— primarily due to unrealized hedging gains.

•	Decrease in intangible assets— driven by (i) impairment charges for customer relationship assets and indefinite-lived trademarks during the fourth quarter of 2014, (ii) the impact of foreign currency exchange rate fluctuations and (iii) amortization expense.

•	Decrease in goodwill—resulting from an impairment charge during the fourth quarter of 2014 and the impact of foreign currency exchange rate fluctuations.

•	Increase in other assets—resulting from (i) an overfunded status of the domestic qualified pension plan, (ii) deferred software costs primarily related to system implementations and (iii) unrealized hedging gains.

•	Increase in short-term borrowings—due to commercial paper borrowings used to fund higher levels of share repurchases compared with the first quarter of 2014, and a $250.0 million pension contribution in the first quarter of 2015.

•	Decrease in other liabilities— primarily due to lower deferred income taxes and an improvement in the underfunded status of the defined benefit pension plans.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	March 2015	December 2014	March 2014
Working capital	$1,803.2	$2,565.6	$1,993.0
Current ratio	1.8 to 1	2.6 to 1	2.3 to 1
Debt to total capital ratio	33.7%	20.5%	22.7%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at March 2015 compared to December 2014 and March 2014 was primarily due to the increase in short-term borrowings as explained above.

The ratio of net debt to total net capital (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents) was 27.3% at March 2015, 7.8% at December 2014 and 19.2% at March 2014.

In summary, our cash flows were as follows:

In thousands	Three Months
	2015	2014
Net cash (used) provided by operating activities	$(430,624)	$13,654
Net cash used by investing activities	(59,119)	(99,133)
Net cash provided (used) by financing activities	205,094	(366,260)

Cash (Used) Provided by Operating Activities

VF’s primary source of liquidity is the strong annual cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Cash used by operating activities for the first quarter of 2015 was $430.6 million compared with cash provided by operating activities of $13.7 million for the 2014 period. The decline in cash flows was primarily due to a $250.0 million discretionary contribution to the domestic qualified pension plan in the first quarter of 2015, and lower cash collections during the first quarter of 2015 due to the 53-week calendar of 2014, which shifted a relatively higher cash collection week into fiscal 2014.

Cash Used by Investing Activities

Cash used by investing activities for the first quarter of 2015 decreased to $59.1 million from $99.1 million in the 2014 period. VF’s investing activities in the first quarter of 2015 related primarily to software purchases of $36.7 million and capital expenditures of $33.0 million, partially offset by $16.7 million of proceeds from the sale of a VF Outlet® location during the quarter. Capital expenditures and software purchases decreased $16.3 million and $7.9 million, respectively, compared with the 2014 period due to the completion of a number of significant projects and system implementations during 2014.

Cash Provided (Used) by Financing Activities

Cash provided by financing activities in the first quarter of 2015 was $205.1 million compared with a cash usage of $366.3 million in the first quarter of 2014. The increased cash flow from financing activities in the first quarter of 2015 compared with the 2014 period was primarily due to higher levels of short-term borrowings, partially offset by incremental share repurchases and cash dividends paid in 2015.

During the first quarter of 2015, VF purchased 10.0 million shares of its Common Stock in open market transactions at a total cost of $730.8 million (average price per share of $73.01). During the first quarter of 2014, VF purchased 9.2 million shares of its Common Stock in open market transactions at a total cost of $554.6 million (average price per share of $60.53). Due to the three-day settlement period on stock trades, $40.8 million of the total cost related to 667,500 repurchased shares was not transferred to the broker until the second quarter of 2014, and thus was excluded from financing activities in the Consolidated Statement of Cash Flows for the first quarter of 2014.

As of the end of the first quarter of 2015, the Company had 30.7 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. VF will continue to evaluate future share repurchases considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. Throughout the first quarter of 2015, VF maintained a $1.25 billion senior unsecured revolving line of credit, which supported its $1.25 billion U.S. commercial paper program for short-term seasonal working capital requirements. Commercial paper borrowings and standby letters of credit issued as of March 2015 were $1,036.0 million and $16.5 million, respectively, leaving $197.5 million available for borrowing against this facility at March 2015.

In April 2015, VF entered into a $1.75 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires in April 2020. The Global Credit Facility replaced the $1.25 billion revolving credit facility discussed above which was scheduled to expire in December 2016. The Global Credit Facility may be used to borrow readily available non-US dollar currencies, and has a $50.0 million letter of credit sublimit. VF may request two extensions of one year each, subject to stated terms and conditions. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program, which was also increased to $1.75 billion.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of March 2015, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.

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

Management’s Discussion and Analysis in the 2014 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2014 that would require the use of funds. Since the filing of the 2014 Form 10-K, there have been no material changes in the disclosed amounts, except as noted below:

•	Inventory purchase obligations increased by approximately $867.7 million at the end of March 2015 due to the seasonality of VF’s businesses.

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

Recently Issued and Adopted Accounting Standards

In April 2014, the FASB changed the definition and disclosure requirements for discontinued operations. This guidance became effective in the first quarter of 2015, but did not have an impact on VF’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new model provides a 5-step analysis in determining the measurement of revenue and the timing of when it is recognized. New disclosures about revenues and cash flows arising from contracts with customers are also required. In April 2015, the FASB proposed a one-year delay to the adoption date of the standard that would make it effective for VF in the first quarter of 2018. The Company is currently evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

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

In February 2015, the FASB issued an update to their existing consolidation model, which changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance will be effective in the first quarter of 2016. The Company is currently evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

In April 2015, the FASB issued an update to their accounting guidance related to debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will be effective in the first quarter of 2016, and the Company will reclassify the debt issuance costs in VF’s consolidated financial statements in accordance with this guidance.

In April 2015, the FASB issued an update to their accounting guidance related to retirement benefits that provides a practical expedient permitting companies to measure defined benefit plan assets and obligations using the month-end that is closest to an entity’s fiscal year-end. This guidance will be effective in the first quarter of 2016 with early adoption permitted. The Company is currently evaluating whether it will adopt this guidance.

Critical Accounting Policies and Estimates

Management has chosen accounting policies that it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the 2014 Form 10-K.

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

The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the 2014 Form 10-K. There have been no material changes in these policies.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, the overall level of consumer demand for apparel, footwear and accessories; fluctuations in the price, availability and quality of raw materials and contracted products; disruption to VF’s distribution system; foreign currency fluctuations; disruption and volatility in the global capital and credit markets; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; VF’s response to changing fashion trends; increasing pressure on margins; VF’s ability to implement its growth strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF and its customers’ ability to maintain the strength and security of information technology systems; adverse unseasonable weather conditions; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; changes in tax liabilities; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the 2014 Form 10-K.

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

Part II — Other Information

Item 1 — Legal Proceedings

Information on VF’s legal proceedings is set forth under Part I, Item 3, “Legal Proceedings,” in the 2014 Form 10-K. There have been no material changes to the legal proceedings from those described in the 2014 Form 10-K.

Item 1A — Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the 2014 Form 10-K. There have been no material changes to the risk factors from those disclosed in the 2014 Form 10-K.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

First Quarter 2015	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Program
January 4 – January 31, 2015	5,001,600	$72.76	5,001,600	35,723,476
February 1 – February 28, 2015	4,697,233	73.02	4,697,233	31,026,243
March 1 – April 4, 2015	310,967	76.90	310,967	30,715,276

Total	10,009,800		10,009,800

(1)	Includes 9,800 shares of Common Stock that were purchased during the quarter in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases – considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of Eric C. Wiseman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Eric C. Wiseman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Chief Financial Officer)

Date: May 12, 2015	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President — Controller (Chief Accounting Officer)