Form 10-Q
period 2015-07-04
V F CORP
filed 2015-08-07
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

On August 1, 2015, there were 425,641,979 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June 2015	December 2014	June 2014
ASSETS
Current assets
Cash and equivalents	$659,770	$971,895	$475,891
Accounts receivable, less allowance for doubtful accounts of:
June 2015 – $22,587; December 2014 – $26,694;
June 2014 – $44,747	1,200,241	1,276,224	1,178,874
Inventories	1,746,418	1,482,804	1,615,245
Other current assets	600,061	454,931	509,902

Total current assets	4,206,490	4,185,854	3,779,912
Property, plant and equipment	964,373	942,181	921,970
Intangible assets	2,296,200	2,433,552	2,921,335
Goodwill	1,796,769	1,824,956	2,018,997
Other assets	641,672	593,597	573,113

Total assets	$9,905,504	$9,980,140	$10,215,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,158,516	$21,822	$581,120
Current portion of long-term debt	13,275	3,975	4,334
Accounts payable	503,753	690,842	537,192
Accrued liabilities	780,286	903,602	747,678

Total current liabilities	2,455,830	1,620,241	1,870,324
Long-term debt	1,412,244	1,423,581	1,425,123
Other liabilities	1,073,635	1,305,436	1,266,512
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2015, December 2014 or June 2014	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2015 – 425,240,838; December 2014 – 432,859,891; June 2014 – 430,890,659	106,310	108,215	107,723
Additional paid-in capital	3,114,045	2,993,186	2,875,240
Accumulated other comprehensive income (loss)	(913,626)	(702,272)	(232,212)
Retained earnings	2,657,066	3,231,753	2,902,617

Total stockholders’ equity	4,963,795	5,630,882	5,653,368

Total liabilities and stockholders’ equity	$9,905,504	$9,980,140	$10,215,327

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2015	2014	2015	2014
Net sales	$2,484,189	$2,373,408	$5,287,491	$5,123,523
Royalty income	29,671	28,668	63,670	59,331

Total revenues	2,513,860	2,402,076	5,351,161	5,182,854

Costs and operating expenses
Cost of goods sold	1,300,346	1,239,344	2,746,893	2,645,910
Selling, general and administrative expenses	990,487	942,924	1,983,406	1,913,946

	2,290,833	2,182,268	4,730,299	4,559,856

Operating income	223,027	219,808	620,862	622,998
Interest income	1,895	1,519	3,993	2,850
Interest expense	(23,023)	(21,338)	(44,872)	(41,975)
Other income (expense), net	670	(508)	1,498	(2,600)

Income before income taxes	202,569	199,481	581,481	581,273
Income taxes	31,758	41,799	121,961	126,398

Net income	$170,811	$157,682	$459,520	$454,875

Earnings per common share
Basic	$0.40	$0.37	$1.08	$1.05
Diluted	0.40	0.36	1.06	1.03
Cash dividends per common share	$0.3200	$0.2625	$0.6400	$0.5250

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June		Six Months Ended June
	2015	2014	2015	2014
Net income	$170,811	$157,682	$459,520	$454,875

Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during the period	2,444	(25,832)	(245,111)	(36,734)
Less income tax effect	1,281	(703)	2,755	612
Defined benefit pension plans
Amortization of net deferred actuarial losses	15,495	9,389	30,992	18,773
Amortization of deferred prior service costs	759	1,362	1,521	2,724
Settlement charge	1,592	—	1,592	—
Less income tax effect	(10,130)	(4,108)	(17,096)	(8,233)
Derivative financial instruments
Gains (losses) arising during the period	(21,576)	(11,461)	46,434	(7,765)
Less income tax effect	8,763	4,504	(17,965)	3,051
Reclassification to net income for (gains) losses realized	(15,403)	7,407	(23,498)	12,823
Less income tax effect	6,255	(2,911)	9,436	(5,039)
Marketable securities
Gains (losses) arising during the period	—	(611)	495	(1,160)
Less income tax effect	—	241	(195)	456
Reclassification to net income for (gains) losses realized	(1,177)	—	(1,177)	—
Less income tax effect	463	—	463	—

Other comprehensive income (loss)	(11,234)	(22,723)	(211,354)	(20,492)

Comprehensive income	$159,577	$134,959	$248,166	$434,383

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June
	2015	2014

Operating activities
Net income	$459,520	$454,875
Adjustments to reconcile net income to cash (used) provided by operating activities:
Depreciation and amortization	129,265	131,201
Stock-based compensation	50,313	53,580
Provision for doubtful accounts	4,372	4,089
Pension expense (less than) in excess of contributions	(229,352)	17,673
Other, net	(22,287)	4,810
Changes in operating assets and liabilities:
Accounts receivable	34,778	174,448
Inventories	(288,842)	(220,187)
Accounts payable	(179,515)	(100,841)
Income taxes	(121,240)	(174,251)
Accrued liabilities	(64,699)	(92,045)
Other assets and liabilities	(58,759)	(33,765)

Cash (used) provided by operating activities	(286,446)	219,587
Investing activities
Capital expenditures	(125,504)	(95,844)
Software purchases	(43,450)	(56,042)
Other, net	10,631	(11,701)

Cash used by investing activities	(158,323)	(163,587)
Financing activities
Net increase in short-term borrowings	1,139,103	562,315
Payments on long-term debt	(2,203)	(2,697)
Payment of debt issuance costs	(1,475)	—
Purchases of treasury stock	(731,527)	(727,536)
Cash dividends paid	(271,519)	(227,625)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	3,752	4,333
Tax benefits of stock-based compensation	33,728	39,195

Cash provided (used) by financing activities	169,859	(352,015)
Effect of foreign currency rate changes on cash and equivalents	(37,215)	(4,497)

Net change in cash and equivalents	(312,125)	(300,512)
Cash and equivalents – beginning of year	971,895	776,403

Cash and equivalents – end of period	$659,770	$475,891

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amounts	Capital	Income (Loss)	Earnings
Balance, December 2013	440,310,370	$110,078	$2,746,590	$(211,720)	$3,432,090
Net income	—	—	—	—	1,047,505
Dividends on Common Stock	—	—	—	—	(478,933)
Purchase of treasury stock	(12,037,000)	(3,009)	—	—	(724,786)
Stock-based compensation, net	4,586,521	1,146	246,596	—	(44,123)
Foreign currency translation	—	—	—	(463,588)	—
Defined benefit pension plans	—	—	—	(99,683)	—
Derivative financial instruments	—	—	—	73,143	—
Marketable securities	—	—	—	(424)	—

Balance, December 2014	432,859,891	108,215	2,993,186	(702,272)	3,231,753
Net income	—	—	—	—	459,520
Dividends on Common Stock	—	—	—	—	(271,519)
Purchase of treasury stock	(10,020,000)	(2,505)	—	—	(729,022)
Stock-based compensation, net	2,400,947	600	120,859	—	(33,666)
Foreign currency translation	—	—	—	(242,356)	—
Defined benefit pension plans	—	—	—	17,009	—
Derivative financial instruments	—	—	—	14,407	—
Marketable securities	—	—	—	(414)	—

Balance, June 2015	425,240,838	$106,310	$3,114,045	$(913,626)	$2,657,066

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

VF Corporation (together with its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended June 2015, December 2014 and June 2014 relate to the fiscal periods ended on July 4, 2015, January 3, 2015 and June 28, 2014, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the December 2014 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended June 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 2, 2016. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2014 (“2014 Form 10-K”).

Note B – Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of VF’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the first six months of 2015, VF sold total accounts receivable of $633.1 million. As of June 2015, December 2014 and June 2014, $164.3 million, $130.3 million and $138.4 million, respectively, of sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in other income (expense), net, and was $0.5 million and $0.9 million for the second quarter and first six months of 2015, respectively, and $0.4 million and $0.8 million for the second quarter and first six months of 2014, respectively. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note C – Inventories

In thousands	June 2015	December 2014	June 2014
Finished products	$1,480,274	$1,232,623	$1,362,069
Work in process	108,961	104,517	104,039
Raw materials	157,183	145,664	149,137

Total inventories	$1,746,418	$1,482,804	$1,615,245

Note D – Property, Plant and Equipment

In thousands	June 2015	December 2014	June 2014
Land and improvements	$96,182	$57,151	$56,962
Buildings and improvements	1,011,621	986,679	988,980
Machinery and equipment	1,235,774	1,225,293	1,191,219

Property, plant and equipment, at cost	2,343,577	2,269,123	2,237,161
Less accumulated depreciation and amortization	1,379,204	1,326,942	1,315,191

Property, plant and equipment, net	$964,373	$942,181	$921,970

Note E – Intangible Assets

	Weighted		June 2015			December 2014
Dollars in thousands	Average Amortization Period	Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$571,090	$351,553	$219,537	$241,811
License agreements	24 years	Accelerated and straight-line	179,785	88,818	90,967	96,736
Other	11 years	Straight-line	5,728	1,951	3,777	4,363

Amortizable intangible assets, net					314,281	342,910

Indefinite-lived intangible assets:
Trademarks and trade names					1,981,919	2,090,642

Intangible assets, net					$2,296,200	$2,433,552

Amortization expense for the second quarter and first six months of 2015 was $7.5 million and $15.2 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years is:

Year	Estimated Amortization Expense
In millions

2015	$29.9
2016	28.3
2017	27.2
2018	26.6
2019	26.0

Note F – Goodwill

Changes in goodwill are summarized by business segment as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Total
Balance, December 2014	$1,389,453	$219,442	$58,747	$157,314	$1,824,956
Currency translation	(23,577)	(4,610)	—	—	(28,187)

Balance, June 2015	$1,365,876	$214,832	$58,747	$157,314	$1,796,769

Accumulated impairment charges for the Outdoor & Action Sports and Sportswear coalitions were $43.4 million and $58.5 million, respectively, for the periods presented above. No impairment charges were recorded in the first six months of 2015.

Note G – Pension Plans

The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2015	2014	2015	2014
Service cost – benefits earned during the period	$7,344	$6,097	$14,679	$12,182
Interest cost on projected benefit obligations	19,411	20,404	38,814	40,793
Expected return on plan assets	(27,779)	(22,697)	(55,550)	(45,378)
Amortization of deferred amounts:
Net deferred actuarial losses	15,495	9,389	30,992	18,773
Deferred prior service costs	759	1,362	1,521	2,724

Net periodic pension cost	$15,230	$14,555	$30,456	$29,094

During the first six months of 2015, VF contributed $261.4 million to its defined benefit plans, which included a $250.0 million discretionary contribution to its domestic qualified plan in the first quarter. VF intends to make approximately $11.9 million of additional contributions during the remainder of 2015.

In addition, VF incurred a $1.6 million settlement charge in the second quarter of 2015 related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits to participants in VF’s supplemental defined benefit pension plan.

Note H – Capital and Accumulated Other Comprehensive Income (Loss)

During the first six months of 2015, the Company purchased 10.0 million shares of Common Stock in open market transactions for $730.1 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first six months of 2015, VF restored 10.1 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were 23,400 shares held in treasury at the end of June 2015, and no shares held in treasury at the end of December 2014 or June 2014. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first half of 2015, the Company purchased 20,000 shares of Common Stock in open market transactions for $1.4 million. Balances related to shares held for deferred compensation plans are as follows:

In millions, except share amounts	June 2015	December 2014	June 2014
Shares held for deferred compensation plans	565,549	637,504	695,204
Cost of shares held for deferred compensation plans	$6.7	$7.7	$8.2

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

In thousands	June 2015	December 2014	June 2014
Foreign currency translation	$(599,297)	$(356,941)	$70,525
Defined benefit pension plans	(360,125)	(377,134)	(264,187)
Derivative financial instruments	45,796	31,389	(38,684)
Marketable securities	—	414	134

Accumulated other comprehensive income (loss)	$(913,626)	$(702,272)	$(232,212)

The changes in accumulated other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended June 2015
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, March 2015	$(603,022)	$(367,841)	$67,757	$714	$(902,392)

Other comprehensive income (loss) before reclassification	3,725	—	(12,813)	—	(9,088)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,716	(9,148)	(714)	(2,146)

Net other comprehensive income (loss)	3,725	7,716	(21,961)	(714)	(11,234)

Balance, June 2015	$(599,297)	$(360,125)	$45,796	$—	$(913,626)

	Three Months Ended June 2014
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, March 2014	$97,060	$(270,830)	$(36,223)	$504	$(209,489)

Other comprehensive income (loss) before reclassification	(26,535)	—	(6,957)	(370)	(33,862)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,643	4,496	—	11,139

Net other comprehensive income (loss)	(26,535)	6,643	(2,461)	(370)	(22,723)

Balance, June 2014	$70,525	$(264,187)	$(38,684)	$134	$(232,212)

	Six Months Ended June 2015
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2014	$(356,941)	$(377,134)	$31,389	$414	$(702,272)

Other comprehensive income (loss) before reclassification	(242,356)	—	28,469	300	(213,587)
Amounts reclassified from accumulated other comprehensive income (loss)	—	17,009	(14,062)	(714)	2,233

Net other comprehensive income (loss)	(242,356)	17,009	14,407	(414)	(211,354)

Balance, June 2015	$(599,297)	$(360,125)	$45,796	$—	$(913,626)

	Six Months Ended June 2014
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2013	$106,647	$(277,451)	$(41,754)	$838	$(211,720)

Other comprehensive income (loss) before reclassifications	(36,122)	—	(4,714)	(704)	(41,540)
Amounts reclassified from accumulated other comprehensive income (loss)	—	13,264	7,784	—	21,048

Net other comprehensive income (loss)	(36,122)	13,264	3,070	(704)	(20,492)

Balance, June 2014	$70,525	$(264,187)	$(38,684)	$134	$(232,212)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

In thousands	Affected Line Item in the
Details About Accumulated Other	Consolidated Statements	Three Months Ended June		Six Months Ended June
Comprehensive Income (Loss) Components	of Income	2015	2014	2015	2014
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(15,495)	$(9,389)	$(30,992)	$(18,773)
Deferred prior service costs	(a)	(759)	(1,362)	(1,521)	(2,724)
Pension settlement charge	Selling, general and administrative expenses	(1,592)	—	(1,592)	—

	Total before tax	(17,846)	(10,751)	(34,105)	(21,497)
	Tax benefit	10,130	4,108	17,096	8,233

	Net of tax	(7,716)	(6,643)	(17,009)	(13,264)

Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	(11,790)	(1,542)	(28,845)	118
Foreign exchange contracts	Cost of goods sold	22,123	(4,339)	41,491	(9,703)
Foreign exchange contracts	Other income (expense), net	6,139	(507)	12,974	(1,215)
Interest rate contracts	Interest expense	(1,069)	(1,019)	(2,122)	(2,023)

	Total before tax	15,403	(7,407)	23,498	(12,823)
	Tax benefit (expense)	(6,255)	2,911	(9,436)	5,039

	Net of tax	9,148	(4,496)	14,062	(7,784)

Gains (losses) on sale of marketable securities	Other income (expense), net	1,177	—	1,177	—
	Tax expense	(463)	—	(463)	—

	Net of tax	714	—	714	—

Total reclassifications for the period	Net of tax	$2,146	$(11,139)	$(2,233)	$(21,048)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note G for additional details).

Note I – Stock-based Compensation

During the second quarter of 2015, VF did not grant any stock-based compensation awards.

During the first quarter of 2015, VF granted options to employees and nonemployee members of VF’s Board of Directors to purchase 2,399,883 shares of Common Stock at an exercise price of $75.35 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Options granted to nonemployee members of VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option—pricing valuation model, which incorporates a range of assumptions for inputs as follows:

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

VF granted 11,556 nonperformance-based RSUs to nonemployee members of the Board of Directors during the first quarter of 2015. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $75.35 per share.

VF granted 37,300 nonperformance-based RSUs to employees during the first quarter of 2015. These units vest four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $68.47 per share.

VF granted 104,500 restricted shares of VF Common Stock to employees during the first quarter of 2015. These shares generally vest four years from the date of grant. The weighted average fair market value of VF Common Stock at the date the units were granted was $70.98 per share.

Note J – Income Taxes

The effective income tax rate for the first half of 2015 was 21.0% compared with 21.7% in the first half of 2014. The first six months of 2015 included a net discrete tax benefit of $29.5 million, which included $33.0 million of tax benefits related to the settlement of tax audits and $5.0 million of discrete tax expense related to the effects of tax rate changes. The $29.5 million tax benefit reduced the effective income tax rate by 5.1%. The first six months of 2014 included a net discrete tax benefit of $15.5 million, which included $4.1 million of prior year refund claims and $8.5 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 2.7%. Without discrete items, the effective income tax rate for the first half of 2015 increased by 1.7% compared with the 2014 period primarily due to a lower percentage of projected foreign earnings for 2015, reflecting the impact of changes in foreign currency exchange rates.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the U.S., the Internal Revenue Service (“IRS”) examinations for tax years 2007 through 2011 were effectively settled during the first half of 2015. Additionally, tax years prior to 2007 were effectively settled with the IRS in prior years. During the second quarter of 2014, the IRS completed its examination of Timberland’s 2010 tax return. The examination of Timberland’s 2011 tax return is still ongoing. The IRS has proposed adjustments to Timberland’s 2011 tax return that would significantly impact the timing of cash tax payments and assessment of interest charges. The Company has formally disagreed with the findings. In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months.

During the first half of 2015, the amount of net unrecognized tax benefits and associated interest decreased by $25.6 million to $81.9 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $29.9 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $19.8 million would reduce income tax expense.

Note K – Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2015	2014	2015	2014
Coalition revenues:
Outdoor & Action Sports	$1,396,344	$1,279,144	$3,003,233	$2,853,791
Jeanswear	608,201	605,838	1,307,856	1,296,168
Imagewear	248,788	249,963	531,684	513,202
Sportswear	142,191	140,102	277,848	271,607
Contemporary Brands	86,874	96,186	174,411	194,355
Other	31,462	30,843	56,129	53,731

Total coalition revenues	$2,513,860	$2,402,076	$5,351,161	$5,182,854

Coalition profit:
Outdoor & Action Sports	$134,925	$130,684	$395,745	$405,174
Jeanswear	104,568	100,137	236,500	229,403
Imagewear	35,450	35,317	76,797	73,089
Sportswear	14,433	10,267	27,274	22,822
Contemporary Brands	1,140	8,840	4,680	16,742
Other	597	(74)	15,124	(3,190)

Total coalition profit	291,113	285,171	756,120	744,040
Corporate and other expenses	(67,416)	(65,871)	(133,760)	(123,642)
Interest expense, net	(21,128)	(19,819)	(40,879)	(39,125)

Income before income taxes	$202,569	$199,481	$581,481	$581,273

Note L – Earnings Per Share

	Three Months Ended June		Six Months Ended June
In thousands, except per share amounts	2015	2014	2015	2014
Earnings per share – basic:
Net income	$170,811	$157,682	$459,520	$454,875

Weighted average common shares outstanding	424,349	429,940	425,305	434,115

Earnings per common share	$0.40	$0.37	$1.08	$1.05

Earnings per share – diluted:
Net income	$170,811	$157,682	$459,520	$454,875

Weighted average common shares outstanding	424,349	429,940	425,305	434,115
Incremental shares from stock options and other dilutive securities	6,354	7,191	7,102	7,584

Adjusted weighted average common shares outstanding	430,703	437,131	432,407	441,699

Earnings per common share	$0.40	$0.36	$1.06	$1.03

Outstanding options to purchase 2.4 million shares were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended June 2015, and options to purchase 2.7 million shares were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended June 2014, because the effect of their inclusion would have been antidilutive to those periods. In addition, 1.0 million shares of performance-based restricted stock units were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended June 2015, and 1.3 million shares of performance-based restricted stock units were excluded from the calculations of diluted earnings per share for the three and six-month periods ended June 2014, because these units are not considered to be contingent outstanding shares in those periods.

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total	Fair Value Measurement Using (a)
In thousands	Fair Value	Level 1	Level 2	Level 3
June 2015
Financial assets:
Cash equivalents:
Money market funds	$364,033	$364,033	$—	$—
Time deposits	48,531	48,531	—	—
Derivative financial instruments	136,665	—	136,665	—
Investment securities	219,483	205,049	14,434	—
Financial liabilities:
Derivative financial instruments	56,829	—	56,829	—
Deferred compensation	273,770	—	273,770	—
December 2014
Financial assets:
Cash equivalents:
Money market funds	$388,635	$388,635	$—	$—
Time deposits	197,303	197,303	—	—
Derivative financial instruments	105,264	—	105,264	—
Investment securities	228,406	208,874	19,532	—
Other marketable securities	5,111	5,111	—	—
Financial liabilities:
Derivative financial instruments	31,769	—	31,769	—
Deferred compensation	295,226	—	295,226	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first half of 2015 or the year ended December 2014.

VF’s cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of forward foreign currency exchange contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. Investment securities are held in VF’s deferred compensation plans as an economic hedge of the related deferred compensation liabilities. These investments are classified as trading securities and primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed income fund (Level 2) that is valued based on the net asset values of the underlying assets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments. Prior to the second quarter of 2015, other marketable securities consisted of common stock investments classified as available-for-sale, the fair value of which was based on quoted prices in active markets. During the second quarter, VF sold all of its available-for-sale securities for $5.9 million in cash proceeds and recognized a gain of $1.5 million, which is included in other income (expense), net in the Consolidated Statements of Income for the second quarter and six months ended June 2015.

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2015 and December 2014, their carrying values approximated their fair values. Additionally, at June 2015 and December 2014, the carrying value of VF’s long-term debt, including the current portion, was $1,425.5 million and $1,427.6 million, respectively, compared with a fair value of $1,646.3 million and $1,684.1 million at those dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note N – Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.5 billion at June 2015 and $1.9 billion at both December 2014 and June 2014, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Swiss franc, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	June 2015	December 2014	June 2014	June 2015	December 2014	June 2014
Foreign currency exchange contracts designated as hedging instruments	$136,265	$104,860	$11,635	$(56,786)	$(31,711)	$(40,191)
Foreign currency exchange contracts not designated as hedging instruments	400	404	—	(43)	(58)	(607)

Total derivatives	$136,665	$105,264	$11,635	$(56,829)	$(31,769)	$(40,798)

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

	June 2015		December 2014		June 2014
In thousands	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$136,665	$(56,829)	$105,264	$(31,769)	$11,635	$(40,798)
Gross amounts not offset in the Consolidated Balance Sheets	(52,154)	52,154	(30,724)	30,724	(10,380)	10,380

Net amounts	$84,511	$(4,675)	$74,540	$(1,045)	$1,255	$(30,418)

Derivatives are classified in the Consolidated Balance Sheets as current or noncurrent based on their maturity dates, as follows:

In thousands	June 2015	December 2014	June 2014
Other current assets	$122,749	$84,995	$7,866
Accrued liabilities	(49,522)	(26,968)	(34,289)
Other assets	13,916	20,269	3,769
Other liabilities	(7,307)	(4,801)	(6,509)

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended June		Gain (Loss) on Derivatives Recognized in OCI Six Months Ended June
Cash Flow Hedging Relationships	2015	2014	2015	2014
Foreign currency exchange	$(21,576)	$(11,461)	$46,434	$(7,765)

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended June		Gain (Loss) Reclassified from Accumulated OCI into Income Six Months Ended June
Location of Gain (Loss)	2015	2014	2015	2014
Net sales	$(11,790)	$(1,542)	$(28,845)	$118
Cost of goods sold	22,123	(4,339)	41,491	(9,703)
Other income (expense), net	6,139	(507)	12,974	(1,215)
Interest expense	(1,069)	(1,019)	(2,122)	(2,023)

Total	$15,403	$(7,407)	$23,498	$(12,823)

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

In thousands	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended June		Gain (Loss) on Derivatives Recognized in Income Six Months Ended June
Derivatives Not Designated as Hedges		2015	2014	2015	2014
Foreign currency exchange	Other income (expense), net	$(1,430)	$(4,014)	$(2,461)	$(4,870)

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and six-month periods ended June 2015 and June 2014.

At June 2015, accumulated OCI included $84.8 million of pretax net deferred gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI was $29.4 million at June 2015, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.0 million and $2.1 million of net deferred losses from accumulated OCI into interest expense during the three and six-month periods ended June 2015, respectively, and $1.0 million and $2.0 million for the three and six-month periods ended June 2014, respectively. VF expects to reclassify $4.4 million to interest expense during the next 12 months.

Note O – Recently Issued and Adopted Accounting Standards

In April 2014, the FASB changed the definition and disclosure requirements for discontinued operations. This guidance became effective in the first quarter of 2015, but did not have an impact on VF’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new model provides a 5-step analysis in determining the measurement of revenue and the timing of when it is recognized. New disclosures about revenues and cash flows arising from contracts with customers are also required. In July 2015, the FASB approved a one-year delay to the adoption date of the standard that makes it effective in the first quarter of 2018 with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

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

In April 2015, the FASB issued new guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This guidance will be effective in the first quarter of 2016, but is not expected to have an impact on VF’s consolidated financial statements.

In May 2015, the FASB issued an update to their accounting guidance related to fair value measurements. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure instead. This guidance will be effective in the first quarter of 2016 with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

Note P – Subsequent Events

On July 21, 2015, VF’s Board of Directors declared a quarterly cash dividend of $0.32 per share, payable on September 18, 2015 to stockholders of record on September 8, 2015.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers. All references to foreign currency amounts below reflect the changes in foreign exchange rates from the 2014 comparable periods and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency.

Highlights of the Second Quarter of 2015

•	Revenues grew to $2.5 billion, a 5% increase from the second quarter of 2014, despite a negative 5% impact from foreign currency.

•	Outdoor & Action Sports revenues rose 9% over the 2014 quarter. Foreign currency negatively impacted this growth rate by 7%.

•	Direct-to-consumer revenues were up 7% over the 2014 quarter, including a negative 6% impact from foreign currency, and accounted for 26% of total revenues in the quarter.

•	International revenues decreased 1% compared with the 2014 quarter, including a negative 14% impact from foreign currency, and represented 34% of total revenues in the quarter.

•	Earnings per share was up 11% to $0.40 from $0.36 in the 2014 quarter, reflecting improved operating performance and a lower effective tax rate, partially offset by a negative 11% impact from foreign currency.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable periods in 2014:

In millions	Second Quarter	Six Months
Total revenues – 2014	$2,402.1	$5,182.9
Operations	230.9	455.1
Impact of foreign currency	(119.1)	(286.8)

Total revenues – 2015	$2,513.9	$5,351.2

VF reported revenue growth of 5% and 3% in the second quarter and first six months of 2015, respectively, compared with the 2014 periods. The revenue increases in the second quarter and first half of 2015 were driven by operational growth of 10% and 9%, respectively, partially offset by unfavorable foreign currency exchange rates in both periods. Excluding the negative impact from foreign currency, sales grew in every region around the world in both the second quarter and first six months of 2015. Additional details on revenues by coalition are provided in the section titled “Information by Business Segment.”

VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. However, VF also conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro. The strengthening of the U.S. dollar relative to foreign currencies negatively impacted comparisons with 2014 revenues by 5% ($119.1 million) and 6% ($286.8 million) in the second quarter and first six months of 2015, respectively.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Second Quarter		Six Months
	2015	2014	2015	2014
Gross margin (total revenues less cost of goods sold)	48.3%	48.4%	48.7%	48.9%
Selling, general and administrative expenses	39.4%	39.3%	37.1%	36.9%

Operating income	8.9%	9.2%	11.6%	12.0%

Gross margin declined 10 and 20 basis points during the second quarter and first half of 2015, respectively, compared with the 2014 periods. Foreign currency negatively impacted gross margin by 40 and 50 basis points in the second quarter and first half of 2015, respectively, compared with the 2014 periods. Excluding this impact, gross margin improved 30 basis points in both the second quarter and first six months of 2015 due to the continued shift in our revenue mix to higher margin businesses, including Outdoor & Action Sports and direct-to-consumer, partially offset by higher costs.

Selling, general and administrative expenses as a percentage of total revenues increased 10 and 20 basis points during the second quarter and first six months of 2015, respectively, compared with the 2014 periods. The increases for both periods were due to increased investments in direct-to-consumer businesses and slightly higher operating costs primarily due to the stronger Swiss franc, partially offset by the leverage of operating expenses on higher revenues. In addition, selling, general and administrative expenses as a percentage of total revenues in the first half of 2015 benefitted from a $16.6 million gain recognized on the sale of a VF Outlet® location in the first quarter of 2015.

Net interest expense increased by $1.3 million and $1.8 million in the second quarter and first six months of 2015, respectively, compared with the 2014 periods. The increases for both periods were primarily due to higher average levels of short-term borrowings, higher interest rates on short-term borrowings and lower amounts of interest capitalized for significant projects, partially offset by increased interest income on cash equivalents. Total outstanding debt averaged $2.3 billion for the first half of 2015 and $1.7 billion for the same period in 2014. The weighted average interest rates on total outstanding debt were 3.7% and 4.9% for the first six months of 2015 and 2014, respectively.

The effective income tax rate for the first half of 2015 was 21.0% compared with 21.7% in the first half of 2014. The first six months of 2015 included a net discrete tax benefit of $29.5 million, which included $33.0 million of tax benefits related to the settlement of tax audits and $5.0 million of discrete tax expense related to the effects of tax rate changes. The $29.5 million tax benefit reduced the effective income tax rate by 5.1%. The first six months of 2014 included a net discrete tax benefit of $15.5 million, which included $4.1 million of prior year refund claims and $8.5 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 2.7%. Without discrete items, the effective tax rate for the first half of 2015 increased by 1.7% compared with the 2014 period primarily due to a lower percentage of projected foreign earnings for 2015, reflecting the impact of changes in foreign currency exchange rates.

As a result of the above, net income for the second quarter of 2015 was $170.8 million ($0.40 per share) compared with $157.7 million ($0.36 per share) in 2014, and net income for the first half of 2015 was $459.5 million ($1.06 per share) compared with $454.9 million ($1.03 per share) in the first half of 2014. Refer to additional discussion in the “Information by Business Segment” section below.

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

The following tables present a summary of the changes in coalition revenues and profit for the second quarter and first six months of 2015 from the comparable periods in 2014:

Coalition revenues

	Second Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Revenues – 2014	$1,279.1	$605.8	$250.0	$140.1	$96.2	$30.9	$2,402.1
Operations	207.6	24.8	0.8	2.1	(5.0)	0.6	230.9
Impact of foreign currency	(90.4)	(22.4)	(2.0)	—	(4.3)	—	(119.1)

Revenues – 2015	$1,396.3	$608.2	$248.8	$142.2	$86.9	$31.5	$2,513.9

	Six Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Revenues – 2014	$2,853.8	$1,296.2	$513.2	$271.6	$194.4	$53.7	$5,182.9
Operations	371.2	64.7	22.5	6.2	(12.0)	2.5	455.1
Impact of foreign currency	(221.8)	(53.0)	(4.0)	—	(8.0)	—	(286.8)

Revenues – 2015	$3,003.2	$1,307.9	$531.7	$277.8	$174.4	$56.2	$5,351.2

Coalition profit

	Second Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Profit – 2014	$130.7	$100.1	$35.3	$10.3	$8.8	$—	$285.2
Operations	21.8	5.2	0.8	4.1	(7.4)	0.6	25.1
Impact of foreign currency	(17.6)	(0.7)	(0.6)	—	(0.3)	—	(19.2)

Profit – 2015	$134.9	$104.6	$35.5	$14.4	$1.1	$0.6	$291.1

	Six Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Profit – 2014	$405.2	$229.4	$73.1	$22.8	$16.7	$(3.2)	$744.0
Operations	43.8	14.2	6.0	4.5	(11.1)	18.3	75.7
Impact of foreign currency	(53.3)	(7.1)	(2.3)	—	(0.9)	—	(63.6)

Profit – 2015	$395.7	$236.5	$76.8	$27.3	$4.7	$15.1	$756.1

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports

	Second Quarter			Six Months
			Percent Change			Percent Change
Dollars in millions	2015	2014		2015	2014
Revenues	$1,396.3	$1,279.1	9.2%	$3,003.2	$2,853.8	5.2%
Profit	134.9	130.7	3.2%	395.7	405.2	(2.3%)
Operating margin	9.7%	10.2%		13.2%	14.2%

Global revenues for Outdoor & Action Sports increased 9% in the second quarter of 2015 compared with 2014, reflecting 16% operational growth partially offset by a negative 7% ($90.4 million) impact from foreign currency. Revenues in the Americas and Asia Pacific regions increased 15% and 16%, respectively, in the second quarter of 2015. European revenues declined 5% due to foreign currency, which unfavorably impacted revenue growth in the region by 19%.

Global revenues for Outdoor & Action Sports increased 5% in the first six months of 2015 compared with 2014, reflecting 13% operational growth partially offset by a negative 8% ($221.8 million) impact from foreign currency. Revenues in the Americas and Asia Pacific regions increased 12% and 15%, respectively, in the first six months of 2015. European revenues declined 10% due to foreign currency, which unfavorably impacted revenue growth in the region by 19%.

Global revenues for The North Face® brand increased 6% and 3% in the second quarter and first six months of 2015, respectively, as operational growth in the direct-to-consumer and wholesale channels was partially offset by foreign currency. Vans® brand global revenues were up 17% and 12% in the second quarter and first six months of 2015, respectively, reflecting balanced wholesale and direct-to-consumer growth partially offset by foreign currency. Global revenues for the Timberland® brand were up 2% and 1% in the second quarter and first six months of 2015, respectively, as strong wholesale sales were partially offset by foreign currency.

Global direct-to-consumer revenues for Outdoor & Action Sports grew 11% and 9% in the second quarter and first six months of 2015, respectively, compared with the 2014 periods. New store openings, comparable store growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth in both periods. Foreign currency negatively impacted direct-to-consumer revenues by 7% and 6% in the second quarter and first half of 2015, respectively. Wholesale revenues were up 8% and 4% in the second quarter and first six months of 2015, respectively, compared with the 2014 periods. Foreign currency negatively impacted wholesale revenues by 7% and 8% in the second quarter and first six months of 2015, respectively.

Operating margin declined 50 and 100 basis points in the second quarter and first six months of 2015, respectively, compared with the 2014 periods. The decrease in the second quarter was due to the negative impact from foreign currency. The decrease in the first half of 2015 was primarily driven by the negative impact from foreign currency and the impact of the 53-week calendar of 2014, which shifted a more profitable week into fiscal 2014. In addition, operating margin for both periods reflected increased investments in direct-to-consumer businesses and the leverage of operating expenses on higher revenues.

Jeanswear

	Second Quarter			Six Months
			Percent			Percent
Dollars in millions	2015	2014	Change	2015	2014	Change
Revenues	$608.2	$605.8	0.4%	$1,307.9	$1,296.2	0.9%
Profit	104.6	100.1	4.4%	236.5	229.4	3.1%
Operating margin	17.2%	16.5%		18.1%	17.7%

Global Jeanswear revenues were flat in the second quarter of 2015 compared with 2014, reflecting 4% operational growth offset by a negative 4% ($22.4 million) impact from foreign currency. Revenues in the Americas and Asia Pacific regions increased 2% and 10%, respectively, in the second quarter of 2015, which included a negative 2% impact from foreign currency in both regions. European revenues decreased 19% due to foreign currency.

Global Jeanswear revenues were up 1% in the first six months of 2015 compared with 2014, reflecting 5% operational growth offset by a negative 4% ($53.0 million) impact from foreign currency. Revenues in the Americas and Asia Pacific regions increased 3% and 8%, respectively, in the first six months of 2015, which included a negative 2% impact from foreign currency in both regions. European revenues decreased 17% due to foreign currency, which negatively impacted revenue growth in the region by 19%.

Global revenues for the Wrangler® brand increased 4% in both the second quarter and first six months of 2015 compared with the 2014 periods, driven by continued strength in the mass business, partially offset by the negative impact from foreign currency. Global revenues for the Lee® brand decreased 4% and 2% in the second quarter and first six months of 2015, respectively, compared with the 2014 periods, as operational growth due to strong wholesale sales in China and India, continued strength in Europe, and recent product launches and strong seasonal programs in the U.S. was more than offset by unfavorable foreign currency.

Operating margin increased 70 and 40 basis points in the second quarter and first six months of 2015, respectively, compared with the 2014 periods. The increases for both periods were primarily due to mix, increased volume and the resulting leverage of operating expenses, partially offset by the negative impact from foreign currency.

Imagewear

	Second Quarter			Six Months
			Percent			Percent
Dollars in millions	2015	2014	Change	2015	2014	Change
Revenues	$248.8	$250.0	(0.5%)	$531.7	$513.2	3.6%
Profit	35.5	35.3	0.4%	76.8	73.1	5.1%
Operating margin	14.2%	14.1%		14.4%	14.2%

Imagewear revenues were flat in the second quarter and increased 4% in the first six months of 2015 compared with the 2014 periods. The Image business (occupational apparel and uniforms) revenues decreased 4% in the second quarter and increased 5% in the first six months of 2015. The second quarter decrease in the Image business was driven by slower production demand in the oil and gas industry which negatively impacted the Bulwark® brand. Partially offsetting the second quarter sales decrease and driving the increase in the first half of 2015 was continued growth in the government sector and the Red Kap® brand.

Revenues for the Licensed Sports Group (“LSG”) business (athletic apparel) were up 5% and 2% in the second quarter and first six months of 2015, respectively, compared with the 2014 periods. The second quarter increase in the LSG business was driven by strong National Football League and National Basketball Association sales. The increase in the first half of 2015 was driven by strong Major League Baseball sales during the first quarter.

Operating margin increased 10 and 20 basis points during the second quarter and first six months of 2015, respectively, compared with the 2014 periods. The increases for both periods were due to the LSG business, which reflected improved gross margin due to product mix and leverage of operating expenses on higher revenues, partially offset by the negative impact from foreign currency. These LSG improvements were partially offset by the Image business, which experienced lower gross margin and a negative impact from foreign currency.

Sportswear

	Second Quarter			Six Months
			Percent			Percent
Dollars in millions	2015	2014	Change	2015	2014	Change
Revenues	$142.2	$140.1	1.5%	$277.8	$271.6	2.3%
Profit	14.4	10.3	40.6%	27.3	22.8	19.5%
Operating margin	10.2%	7.3%		9.8%	8.4%

Sportswear revenues increased 1% and 2% in the second quarter and first six months of 2015, respectively, compared with the 2014 periods. Nautica® brand revenues decreased 3% during the second quarter and were flat in the first six months of 2015 compared with the 2014 periods, reflecting a reduction in special program sales and the exit of less profitable stores. Kipling® brand revenues in the U.S. increased 20% and 15% during the second quarter and first six months of 2015, respectively, driven by strong growth in both the wholesale and direct-to-consumer channels.

Operating margin increased 290 and 140 basis points in the second quarter and first six months of 2015, respectively, compared with the 2014 periods. The increases for both periods were due to a shift in business mix to the higher margin Kipling® brand business, lower levels of promotional activity in the wholesale channel and the leverage of operating expenses on higher revenues, partially offset by increased investments in direct-to-consumer businesses and marketing.

Contemporary Brands

	Second Quarter			Six Months
			Percent			Percent
Dollars in millions	2015	2014	Change	2015	2014	Change
Revenues	$86.9	$96.2	(9.7%)	$174.4	$194.4	(10.3%)
Profit	1.1	8.8	(87.1%)	4.7	16.7	(72.0%)
Operating margin	1.3%	9.2%		2.7%	8.6%

Global revenues for Contemporary Brands decreased 10% in both the second quarter and first six months of 2015 compared with the 2014 periods, reflecting ongoing challenges in demand for contemporary apparel and premium denim. In addition, foreign currency negatively impacted revenues by 5% ($4.3 million) and 4% ($8.0 million) during the second quarter and first six months of 2015, respectively, compared with the 2014 periods.

Operating margin decreased 790 and 590 basis points in the second quarter and first six months of 2015, respectively, compared with the 2014 periods. The decreases for both periods were primarily due to discounting and reduced expense leverage on a lower revenue base.

Other

	Second Quarter			Six Months
Dollars in millions	2015	2014	Percent Change	2015	2014	Percent Change
Revenues	$31.5	$30.9	2.0%	$56.2	$53.7	4.5%
Profit (loss)	0.6	—		15.1	(3.2)
Operating margin	1.9%	—		26.9%	(5.9%)

VF Outlet® stores in the U.S. sell VF products at prices that are generally higher than what could be realized through external wholesale channels, as well as other non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category. The increase in profit in the first six months of 2015 is primarily due to a $16.6 million gain recognized on the sale of a VF Outlet® location during the first quarter of 2015.

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

	Second Quarter			Six Months
Dollars in millions	2015	2014	Percent Change	2015	2014	Percent Change
Corporate and other expenses	$67.4	$65.9	2.3%	$133.8	$123.6	8.2%
Interest expense, net	21.1	19.8	6.6%	40.9	39.1	4.5%

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared services, (ii) corporate headquarter costs and (iii) certain other income and expenses. The increases in corporate and other expenses in both the second quarter and first six months of 2015, compared with the 2014 periods, were primarily due to increased information technology costs due to recent system implementations, additional investments in our global innovation centers, and higher compensation expense.

International Operations

International revenues declined 1% and 3% in the second quarter and first six months of 2015, respectively, due to foreign currency, which negatively impacted international revenue growth by 14% ($119.1 million) in the second quarter and 14% ($286.8 million) in the first six months of 2015. Revenues in Europe declined 8% and 12% in the second quarter and first six months of 2015, respectively, as foreign currency negatively impacted growth by 19% in both periods. In the Asia Pacific region, revenues increased 14% and 13% in the second quarter and first six months of 2015, respectively, driven by strong growth in China and India. Foreign currency negatively impacted growth in the Asia Pacific region by 3% and 4% in the second quarter and first six months of 2015, respectively. Revenues in the Americas (non-U.S.) region decreased 1% in the second quarter and increased 2% during the first six months of 2015. Sales in both periods were tempered by weakening currencies in the region relative to the U.S. dollar, which negatively impacted growth by 12% and 11% in the second quarter and first six months of 2015, respectively. International revenues were 34% and 36% of total revenues in the second quarter of 2015 and 2014, respectively, and 37% and 40% of total revenues in the first six months of 2015 and 2014, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 7% and 6% in the second quarter and first six months of 2015, respectively, driven by operational growth in all regions, partially offset by the negative impact from foreign currency (primarily in Europe), which reduced growth by

6% and 5% in the second quarter and first six months of 2015, respectively, compared with the 2014 periods. New store openings, comparable sales growth and an expanding e-commerce business all contributed to the direct-to-consumer revenue growth in both periods. VF opened 49 stores in the second quarter and 72 stores in the first six months of 2015, bringing the total number of VF-owned retail stores to 1,438 at June 2015. Direct-to-consumer revenues were 26% of total revenues in both the second quarter of 2015 and 2014. Direct-to-consumer revenues were 25% of total revenues in the first six months of 2015 compared with 24% in the 2014 period.

Analysis of Financial Condition

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at June 2015 compared with December 2014:

•	Decrease in accounts receivable—due to the seasonality of the business.

•	Increase in inventories—due to the seasonality of the business and anticipated sales growth in the third quarter of 2015.

•	Increase in other current assets—primarily due to unrealized hedging gains and higher levels of prepaid expenses, including prepaid income taxes.

•	Decrease in intangible assets—due to foreign currency exchange rate fluctuations and amortization expense.

•	Increase in short-term borrowings—due to commercial paper borrowings used to support seasonal working capital requirements, share repurchases and a $250.0 million discretionary pension contribution in the first quarter of 2015.

•	Decrease in accounts payable—driven by timing of inventory purchases and payments to vendors.

•	Decrease in accrued liabilities—primarily due to timing of accruals and payments related to compensation and income taxes.

•	Decrease in other liabilities—primarily due to an improvement in the funded status of the defined benefit pension plans, resulting from a $250.0 million discretionary pension contribution in the first quarter of 2015.

The following discussion refers to significant changes in balances at June 2015 compared with June 2014:

•	Increase in inventories—due to anticipated sales growth in the third quarter of 2015.

•	Increase in other current assets—primarily due to unrealized hedging gains.

•	Decrease in intangible assets—driven by (i) impairment charges for customer relationship assets and indefinite-lived trademarks during the fourth quarter of 2014, (ii) the impact of foreign currency exchange rate fluctuations and (iii) amortization expense.

•	Decrease in goodwill—resulting from an impairment charge during the fourth quarter of 2014 and the impact of foreign currency exchange rate fluctuations.

•	Increase in other assets—resulting from (i) an improvement in the funded status of the domestic qualified pension plan, (ii) deferred software costs primarily related to system implementations and (iii) unrealized hedging gains.

•	Increase in short-term borrowings—due to commercial paper borrowings used to support working capital requirements and a $250.0 million discretionary pension contribution in the first quarter of 2015.

•	Decrease in other liabilities—primarily due to lower deferred and accrued income taxes, and an improvement in the funded status of the defined benefit pension plans.

Liquidity and Capital Resources

The financial condition of VF is reflected in the following:

Dollars in millions	June 2015	December 2014	June 2014
Working capital	$1,750.7	$2,565.6	$1,909.6
Current ratio	1.7 to 1	2.6 to 1	2.0 to 1
Debt to total capital ratio	34.2%	20.5%	26.2%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at June 2015 compared to both December 2014 and June 2014 was primarily due to the increase in short-term borrowings as explained above and a reduction in stockholders’ equity due to the increase in accumulated other comprehensive loss, reflecting the impact of changes in foreign currency exchange rates. In addition, the June 2015 over June 2014 comparison was impacted by a $396.4 million noncash impairment charge of goodwill and intangible assets recorded in the fourth quarter of 2014.

The ratio of net debt to total net capital (with net debt defined as debt less cash and equivalents and total net capital defined as total capital less cash and equivalents) was 27.9% at June 2015, 7.8% at December 2014 and 21.4% at June 2014.

VF’s primary source of liquidity is the strong annual cash flow provided by operating activities. Cash from operations is typically lower in the first half of the year as inventory builds to support peak sales periods in the second half of the year. Cash provided by operating activities in the second half of the year is substantially higher as wholesale inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the year.

In summary, our cash flows were as follows:

	Six Months
In thousands	2015	2014
Net cash (used) provided by operating activities	$(286,446)	$219,587
Net cash used by investing activities	(158,323)	(163,587)
Net cash provided (used) by financing activities	169,859	(352,015)

Cash (Used) Provided by Operating Activities

Cash used by operating activities in the first six months of 2015 was $286.4 million compared with cash provided by operating activities of $219.6 million in the 2014 period. The decline in cash flows was primarily due to a $250.0 million discretionary contribution to the domestic qualified pension plan in the first quarter of 2015, an increase in net cash usage from working capital changes, and lower cash collections during the first half of 2015 due to the 53-week calendar of 2014, which shifted a relatively higher cash collection week into fiscal 2014.

Cash Used by Investing Activities

Cash used by investing activities in the first six months of 2015 decreased to $158.3 million from $163.6 million in the 2014 period. VF’s investing activities in the first six months of 2015 related primarily to capital expenditures of $125.5 million and software purchases of $43.5 million, partially offset by $16.6 million of proceeds from the sale of a VF Outlet® location during the first quarter of 2015. Capital expenditures increased $29.7 million compared with the 2014 period primarily due to the purchase of a headquarters building in the Outdoor & Action Sports coalition, partially offset by the completion of a number of significant projects during 2014. Software purchases decreased $12.6 million in the first half of 2015 compared with the 2014 period primarily due to the completion of a number of system implementations during 2014.

Cash Provided (Used) by Financing Activities

Cash provided by financing activities in the first six months of 2015 was $169.9 million compared with a cash usage of $352.0 million in the first six months of 2014. The increased cash flow from financing activities in the first six months of 2015 compared with the 2014 period was primarily due to higher levels of short-term borrowings, partially offset by incremental cash dividends paid during 2015.

During the first six months of 2015, VF purchased 10.0 million shares of its Common Stock in open market transactions at a total cost of $731.5 million (average price per share of $73.01). During the first six months of 2014, VF purchased 12.0 million shares of its Common Stock in open market transactions at a total cost of $727.5 million (average price per share of $60.46).

As of the end of the second quarter of 2015, the Company had 30.7 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. In April 2015, VF entered into a $1.75 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires in April 2020. The Global Credit Facility replaced VF’s $1.25 billion revolving credit facility which was scheduled to expire in December 2016. The Global Credit Facility may be used to borrow readily available non-US dollar currencies, and has a $50.0 million letter of credit sublimit. VF may request two extensions of one year each, subject to stated terms and conditions. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements, which was also increased to $1.75 billion. Commercial paper borrowings and standby letters of credit issued as of June 2015 were $1.13 billion and $17.3 million, respectively, leaving $602.7 million available for borrowing against this facility at June 2015.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of June 2015, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.

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

Management’s Discussion and Analysis in the 2014 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2014 that would require the use of funds. Since the filing of the 2014 Form 10-K, there have been no material changes in the disclosed amounts, except as noted below:

•	Inventory purchase obligations increased by approximately $415.8 million at the end of June 2015 due to the seasonality of VF’s businesses.

Management believes that VF’s cash balances and funds provided by operating activities, as well as its Global Credit Facility, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain the dividend to stockholders at current and expected levels and (iii) flexibility to meet investment opportunities that may arise.

Recently Issued and Adopted Accounting Standards

In April 2014, the FASB changed the definition and disclosure requirements for discontinued operations. This guidance became effective in the first quarter of 2015, but did not have an impact on VF’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new model provides a 5-step analysis in determining the measurement of revenue and the timing of when it is recognized. New disclosures about revenues and cash flows arising from contracts with customers are also required. In July 2015, the FASB approved a one-year delay to the adoption date of the standard that makes it effective in the first quarter of 2018 with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

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

In April 2015, the FASB issued new guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This guidance will be effective in the first quarter of 2016, but is not expected to have an impact on VF’s consolidated financial statements.

In May 2015, the FASB issued an update to their accounting guidance related to fair value measurements. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure instead. This guidance will be effective in the first quarter of 2016 with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

Critical Accounting Policies and Estimates

Management has chosen accounting policies that it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with GAAP. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the 2014 Form 10-K.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

Second Quarter 2015	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Program
April 5 – May 2, 2015	—	$—	—	30,715,276
May 3 – May 30, 2015	4,500	71.20	4,500	30,710,776
May 31 – July 4, 2015	5,700	69.39	5,700	30,705,076

Total	10,200		10,200

(1)	All 10,200 shares of Common Stock were purchased during the quarter in connection with VF’s deferred compensation plans.

Exhibits

31.1	Certification of Eric C. Wiseman, Chairman and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Eric C. Wiseman, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Chief Financial Officer)

Date: August 7, 2015	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President—Controller (Chief Accounting Officer)