Form 10-Q
period 2015-10-03
V F CORP
filed 2015-11-06
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

On October 31, 2015, there were 426,309,081 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	September	December	September
	2015	2014	2014
ASSETS
Current assets
Cash and equivalents	$566,599	$971,895	$496,500
Accounts receivable, less allowance for doubtful accounts of: September 2015 – $23,287; December 2014 – $26,694; September 2014 – $39,950	1,870,530	1,276,224	1,764,636
Inventories	2,038,126	1,482,804	1,822,162
Other current assets	460,562	454,931	440,915

Total current assets	4,935,817	4,185,854	4,524,213
Property, plant and equipment	981,558	942,181	940,193
Intangible assets	2,309,481	2,433,552	2,785,651
Goodwill	1,800,008	1,824,956	1,989,871
Other assets	625,058	593,597	575,948

Total assets	$10,651,922	$9,980,140	$10,815,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,285,388	$21,822	$654,839
Current portion of long-term debt	13,197	3,975	4,374
Accounts payable	580,368	690,842	674,950
Accrued liabilities	904,667	903,602	932,315

Total current liabilities	2,783,620	1,620,241	2,266,478
Long-term debt	1,411,446	1,423,581	1,424,311
Other liabilities	1,095,659	1,305,436	1,262,727
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2015, December 2014 or September 2014	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2015 – 426,250,097; December 2014 – 432,859,891; September 2014 – 431,649,948	106,563	108,215	107,912
Additional paid-in capital	3,176,806	2,993,186	2,923,024
Accumulated other comprehensive income (loss)	(898,775)	(702,272)	(418,235)
Retained earnings	2,976,603	3,231,753	3,249,659

Total stockholders’ equity	5,361,197	5,630,882	5,862,360

Total liabilities and stockholders’ equity	$10,651,922	$9,980,140	$10,815,876

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2015	2014	2015	2014
Net sales	$3,583,027	$3,486,998	$8,870,518	$8,610,521
Royalty income	29,793	33,449	93,463	92,780

Total revenues	3,612,820	3,520,447	8,963,981	8,703,301

Costs and operating expenses
Cost of goods sold	1,883,610	1,818,655	4,630,503	4,464,565
Selling, general and administrative expenses	1,086,282	1,068,710	3,069,688	2,982,656

	2,969,892	2,887,365	7,700,191	7,447,221

Operating income	642,928	633,082	1,263,790	1,256,080
Interest income	1,506	1,852	5,499	4,702
Interest expense	(22,324)	(22,555)	(67,196)	(64,530)
Other income (expense), net	(1,280)	(1,609)	218	(4,209)

Income before income taxes	620,830	610,770	1,202,311	1,192,043
Income taxes	160,966	140,241	282,927	266,639

Net income	$459,864	$470,529	$919,384	$925,404

Earnings per common share
Basic	$1.08	$1.09	$2.16	$2.14
Diluted	1.07	1.08	2.13	2.10
Cash dividends per common share	$0.3200	$0.2625	$0.9600	$0.7875

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September		Nine Months Ended September
	2015	2014	2015	2014
Net income	$459,864	$470,529	$919,384	$925,404

Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during the period	12,282	(235,077)	(232,829)	(271,811)
Less income tax effect	1,740	3,293	4,495	3,905
Defined benefit pension plans
Amortization of net deferred actuarial losses	15,493	9,385	46,485	28,158
Amortization of deferred prior service costs	760	1,361	2,281	4,085
Settlement charges	2,400	—	3,992	—
Less income tax effect	(7,065)	(4,521)	(24,161)	(12,754)
Derivative financial instruments
Gains (losses) arising during the period	5,634	51,351	52,068	43,586
Less income tax effect	(2,178)	(20,180)	(20,143)	(17,129)
Reclassification to net income for (gains) losses realized	(23,171)	12,911	(46,669)	25,734
Less income tax effect	8,956	(5,074)	18,392	(10,113)
Marketable securities
Gains (losses) arising during the period	—	871	495	(289)
Less income tax effect	—	(343)	(195)	113
Reclassification to net income for (gains) losses realized	—	—	(1,177)	—
Less income tax effect	—	—	463	—

Other comprehensive income (loss)	14,851	(186,023)	(196,503)	(206,515)

Comprehensive income	$474,715	$284,506	$722,881	$718,889

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September
	2015	2014
Operating activities
Net income	$919,384	$925,404
Adjustments to reconcile net income to cash (used) provided by operating activities:
Depreciation and amortization	198,304	200,519
Stock-based compensation	73,136	77,440
Provision for doubtful accounts	7,876	5,195
Pension expense (less than) in excess of contributions	(220,339)	29,791
Other, net	604	86,241
Changes in operating assets and liabilities:
Accounts receivable	(653,545)	(467,399)
Inventories	(587,669)	(454,849)
Accounts payable	(100,533)	46,060
Income taxes	(29,299)	(113,401)
Accrued liabilities	74,845	99,042
Other assets and liabilities	(13,725)	(67,197)

Cash (used) provided by operating activities	(330,961)	366,846
Investing activities
Capital expenditures	(187,281)	(171,606)
Software purchases	(53,053)	(66,815)
Other, net	3,150	(16,612)

Cash used by investing activities	(237,184)	(255,033)
Financing activities
Net increase in short-term borrowings	1,268,146	637,786
Payments on long-term debt	(3,163)	(3,549)
Payment of debt issuance costs	(1,475)	—
Purchases of treasury stock	(731,936)	(727,536)
Cash dividends paid	(407,684)	(340,690)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	23,168	9,433
Tax benefits of stock-based compensation	50,750	47,786

Cash provided (used) by financing activities	197,806	(376,770)
Effect of foreign currency rate changes on cash and equivalents	(34,957)	(14,946)

Net change in cash and equivalents	(405,296)	(279,903)
Cash and equivalents – beginning of year	971,895	776,403

Cash and equivalents – end of period	$566,599	$496,500

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amounts	Capital	Income (Loss)	Earnings
Balance, December 2013	440,310,370	$110,078	$2,746,590	$(211,720)	$3,432,090
Net income	—	—	—	—	1,047,505
Dividends on Common Stock	—	—	—	—	(478,933)
Purchase of treasury stock	(12,037,000)	(3,009)	—	—	(724,786)
Stock-based compensation, net	4,586,521	1,146	246,596	—	(44,123)
Foreign currency translation	—	—	—	(463,588)	—
Defined benefit pension plans	—	—	—	(99,683)	—
Derivative financial instruments	—	—	—	73,143	—
Marketable securities	—	—	—	(424)	—

Balance, December 2014	432,859,891	108,215	2,993,186	(702,272)	3,231,753
Net income	—	—	—	—	919,384
Dividends on Common Stock	—	—	—	—	(407,684)
Purchase of treasury stock	(10,025,700)	(2,506)	—	—	(729,430)
Stock-based compensation, net	3,415,906	854	183,620	—	(37,420)
Foreign currency translation	—	—	—	(228,334)	—
Defined benefit pension plans	—	—	—	28,597	—
Derivative financial instruments	—	—	—	3,648	—
Marketable securities	—	—	—	(414)	—

Balance, September 2015	426,250,097	$106,563	$3,176,806	$(898,775)	$2,976,603

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

VF Corporation (together with its subsidiaries, collectively known as “VF”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended September 2015, December 2014 and September 2014 relate to the fiscal periods ended on October 3, 2015, January 3, 2015 and September 27, 2014, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the December 2014 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended September 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 2, 2016. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2014 (“2014 Form 10-K”).

Note B – Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $237.5 million of VF’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the first nine months of 2015, VF sold total accounts receivable of $987.9 million. As of September 2015, December 2014 and September 2014, $167.5 million, $130.3 million and $172.0 million, respectively, of sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in other income (expense), net, and was $0.5 million and $1.4 million for the third quarter and first nine months of 2015, respectively, and $0.4 million and $1.2 million for the third quarter and first nine months of 2014, respectively. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note C – Inventories

	September	December	September
In thousands	2015	2014	2014
Finished products	$1,763,630	$1,232,623	$1,570,512
Work in process	101,307	104,517	101,037
Raw materials	173,189	145,664	150,613

Total inventories	$2,038,126	$1,482,804	$1,822,162

Note D – Property, Plant and Equipment

	September	December	September
In thousands	2015	2014	2014
Land and improvements	$98,026	$57,151	$57,626
Buildings and improvements	1,027,003	986,679	996,208
Machinery and equipment	1,252,885	1,225,293	1,227,551

Property, plant and equipment, at cost	2,377,914	2,269,123	2,281,385
Less accumulated depreciation and amortization	1,396,356	1,326,942	1,341,192

Property, plant and equipment, net	$981,558	$942,181	$940,193

Note E – Intangible Assets

	Weighted Average Amortization Period		September 2015			December 2014
Dollars in thousands		Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$573,867	$357,365	$216,502	$241,811
License agreements	24 years	Accelerated and straight-line	179,972	91,128	88,844	96,736
Other	11 years	Straight-line	5,804	2,100	3,704	4,363

Amortizable intangible assets, net					309,050	342,910

Indefinite-lived intangible assets:
Trademarks and trade names					2,000,431	2,090,642

Intangible assets, net					$2,309,481	$2,433,552

Amortization expense for the third quarter and first nine months of 2015 was $7.3 million and $22.5 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years is:

Year	Estimated Amortization Expense
In millions
2015	$29.9
2016	28.5
2017	27.4
2018	26.9
2019	26.3

Note F – Goodwill

Changes in goodwill are summarized by business segment as follows:

	Outdoor &
In thousands	Action Sports	Jeanswear	Imagewear	Sportswear	Total
Balance, December 2014	$1,389,453	$219,442	$58,747	$157,314	$1,824,956
Currency translation	(20,410)	(4,538)	—	—	(24,948)

Balance, September 2015	$1,369,043	$214,904	$58,747	$157,314	$1,800,008

Accumulated impairment charges for the Outdoor & Action Sports and Sportswear coalitions were $43.4 million and $58.5 million, respectively, for the dates presented above. No impairment charges were recorded in the first nine months of 2015.

Note G – Pension Plans

The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2015	2014	2015	2014
Service cost – benefits earned during the period	$7,305	$6,046	$21,984	$18,228
Interest cost on projected benefit obligations	19,415	20,387	58,229	61,180
Expected return on plan assets	(27,784)	(22,682)	(83,334)	(68,060)
Amortization of deferred amounts:
Net deferred actuarial losses	15,493	9,385	46,485	28,158
Deferred prior service costs	760	1,361	2,281	4,085

Net periodic pension cost	$15,189	$14,497	$45,645	$43,591

During the first nine months of 2015, VF contributed $270.0 million to its defined benefit plans, which included a $250.0 million discretionary contribution to its domestic qualified plan in the first quarter. VF intends to make approximately $3.0 million of additional contributions during the remainder of 2015.

In addition, VF incurred $2.4 million and $4.0 million in settlement charges during the third quarter and first nine months of 2015, respectively, related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits to participants in VF’s supplemental defined benefit pension plan.

Note H – Capital and Accumulated Other Comprehensive Income (Loss)

During the first nine months of 2015, the Company purchased 10.0 million shares of Common Stock in open market transactions for $730.1 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first nine months of 2015, VF restored 10.1 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were 1,900 shares held in treasury at the end of September 2015, and no shares held in treasury at the end of December 2014 or September 2014. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first nine months of 2015, the Company purchased 25,700 shares of Common Stock in open market transactions for $1.8 million. Balances related to shares held for deferred compensation plans are as follows:

	September	December	September
In millions, except share amounts	2015	2014	2014
Shares held for deferred compensation plans	560,049	637,504	640,404
Cost of shares held for deferred compensation plans	$6.7	$7.7	$7.6

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

	September	December	September
In thousands	2015	2014	2014
Foreign currency translation	$(585,275)	$(356,941)	$(161,259)
Defined benefit pension plans	(348,537)	(377,134)	(257,962)
Derivative financial instruments	35,037	31,389	324
Marketable securities	—	414	662

Accumulated other comprehensive income (loss)	$(898,775)	$(702,272)	$(418,235)

The changes in accumulated other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended September 2015
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, June 2015	$(599,297)	$(360,125)	$45,796	$—	$(913,626)

Other comprehensive income (loss) before reclassification	14,022	—	3,456	—	17,478
Amounts reclassified from accumulated other comprehensive income (loss)	—	11,588	(14,215)	—	(2,627)

Net other comprehensive income (loss)	14,022	11,588	(10,759)	—	14,851

Balance, September 2015	$(585,275)	$(348,537)	$35,037	$—	$(898,775)

	Three Months Ended September 2014
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, June 2014	$70,525	$(264,187)	$(38,684)	$134	$(232,212)

Other comprehensive income (loss) before reclassification	(231,784)	—	31,171	528	(200,085)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,225	7,837	—	14,062

Net other comprehensive income (loss)	(231,784)	6,225	39,008	528	(186,023)

Balance, September 2014	$(161,259)	$(257,962)	$324	$662	$(418,235)

	Nine Months Ended September 2015
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2014	$(356,941)	$(377,134)	$31,389	$414	$(702,272)

Other comprehensive income (loss) before reclassification	(228,334)	—	31,925	300	(196,109)
Amounts reclassified from accumulated other comprehensive income (loss)	—	28,597	(28,277)	(714)	(394)

Net other comprehensive income (loss)	(228,334)	28,597	3,648	(414)	(196,503)

Balance, September 2015	$(585,275)	$(348,537)	$35,037	$—	$(898,775)

	Nine Months Ended September 2014
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2013	$106,647	$(277,451)	$(41,754)	$838	$(211,720)

Other comprehensive income (loss) before reclassifications	(267,906)	—	26,457	(176)	(241,625)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19,489	15,621	—	35,110

Net other comprehensive income (loss)	(267,906)	19,489	42,078	(176)	(206,515)

Balance, September 2014	$(161,259)	$(257,962)	$324	$662	$(418,235)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

In thousands	Affected Line Item in the Consolidated Statements	Three Months Ended		Nine Months Ended
Details About Accumulated Other		September		September
Comprehensive Income (Loss) Components	of Income	2015	2014	2015	2014
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(15,493)	$(9,385)	$(46,485)	$(28,158)
Deferred prior service costs	(a)	(760)	(1,361)	(2,281)	(4,085)
Pension settlement charges	Selling, general and administrative expenses	(2,400)	—	(3,992)	—

	Total before tax	(18,653)	(10,746)	(52,758)	(32,243)
	Tax benefit	7,065	4,521	24,161	12,754

	Net of tax	(11,588)	(6,225)	(28,597)	(19,489)

Gains (losses) on derivative financial instruments
Foreign exchange contracts	Net sales	(22,434)	(7,657)	(51,279)	(7,539)
Foreign exchange contracts	Cost of goods sold	39,142	(3,496)	80,633	(13,199)
Foreign exchange contracts	Other income (expense), net	7,541	(730)	20,515	(1,945)
Interest rate contracts	Interest expense	(1,078)	(1,028)	(3,200)	(3,051)

	Total before tax	23,171	(12,911)	46,669	(25,734)
	Tax benefit (expense)	(8,956)	5,074	(18,392)	10,113

	Net of tax	14,215	(7,837)	28,277	(15,621)

Gains (losses) on sale of marketable securities	Other income (expense), net	—	—	1,177	—
	Tax expense	—	—	(463)	—

	Net of tax	—	—	714	—

Total reclassifications for the period	Net of tax	$2,627	$(14,062)	$394	$(35,110)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note G for additional details).

Note I – Stock-based Compensation

During the first nine months of 2015, VF granted options to employees and nonemployee members of VF’s Board of Directors to purchase 2,472,074 shares of Common Stock. Of this amount, 2,399,883 options were granted in the first quarter of 2015 at an exercise price of $75.35 per share, and 72,191 options were granted in the third quarter of 2015 at an exercise price of $74.64 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Options granted to nonemployee members of VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	Options Granted Three Months Ended September 2015	Options Granted Three Months Ended March 2015
Expected volatility	19% to 29%	20% to 29%
Weighted average expected volatility	21%	22%
Expected term (in years)	6.0 to 7.0	5.9 to 7.5
Dividend yield	1.8%	2.0%
Risk-free interest rate	0.1% to 2.3%	0.1% to 2.1%
Fair value at date of grant	$14.21	$13.71

VF granted 442,338 and 13,671 performance-based restricted stock units (“RSU”) to employees during the first and third quarters of 2015, respectively, which enable the employees to receive shares of VF Common Stock at the end of a three-year period. Each RSU has a potential payout value ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period. The fair market value of VF Common Stock at the date the units were granted in the first and third quarters of 2015 was $75.35 and $74.64 per share, respectively.

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

VF granted 37,300 and 33,000 nonperformance-based RSUs to employees during the first and third quarters of 2015, respectively. These units vest four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted in the first and third quarters of 2015 was $68.47 and $72.75 per share, respectively.

VF granted 104,500 and 7,000 restricted shares of VF Common Stock to employees during the first and third quarters of 2015, respectively. These shares generally vest four years from the date of grant. The weighted average fair market value of VF Common Stock at the date the units were granted in the first quarter of 2015 was $70.98 per share. The fair market value of VF Common Stock at the date the units were granted in the third quarter of 2015 was $72.75 per share.

Note J – Income Taxes

The effective income tax rate for the first nine months of 2015 was 23.5% compared with 22.4% in the first nine months of 2014. The first nine months of 2015 included a net discrete tax benefit of $29.0 million, which included $33.7 million of tax benefits related to the settlement of tax audits and $5.0 million of discrete tax expense related to the effects of tax rate changes. The $29.0 million tax benefit in 2015 reduced the effective income tax rate by 2.4%. The first nine months of 2014 included a net discrete tax benefit of $17.7 million, which included $4.1 million of prior year refund claims and $10.1 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 1.5%. Without discrete items, the effective income tax rate for the first nine months of 2015 increased by 2.0% compared with the 2014 period primarily due to i) a lower percentage of projected foreign earnings for 2015, reflecting the impact of changes in foreign currency exchange rates, ii) the expiration of a favorable tax ruling in a foreign jurisdiction at the end of fiscal year 2014, and iii) the comparative impact of tax benefits recorded in 2014 related to the utilization of foreign tax attributes.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the U.S., the Internal Revenue Service (“IRS”) examinations for tax years 2007 through 2011 were effectively settled during the first half of 2015. Additionally, tax years prior to 2007 were effectively settled with the IRS in prior years. During the second quarter of 2014, the IRS completed its examination of Timberland’s 2010 tax return. The examination of Timberland’s 2011 tax return is ongoing. The IRS has proposed adjustments to Timberland’s 2011 tax return that would significantly impact the timing of cash tax payments and assessment of interest charges. The Company has formally disagreed with the proposed adjustments and, during the third quarter of 2015, VF filed a petition to the U.S. Tax Court to begin the process of resolving this matter. In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months.

During the first nine months of 2015, the amount of net unrecognized tax benefits and associated interest decreased by $26.1 million to $81.4 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $27.3 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $21.4 million would reduce income tax expense.

Note K – Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2015	2014	2015	2014
Coalition revenues:
Outdoor & Action Sports	$2,296,551	$2,180,879	$5,299,784	$5,034,670
Jeanswear	747,869	750,446	2,055,725	2,046,614
Imagewear	291,540	292,531	823,224	805,733
Sportswear	161,697	163,442	439,545	435,049
Contemporary Brands	83,194	99,382	257,605	293,737
Other	31,969	33,767	88,098	87,498

Total coalition revenues	$3,612,820	$3,520,447	$8,963,981	$8,703,301

Coalition profit:
Outdoor & Action Sports	$487,929	$475,444	$883,674	$880,618
Jeanswear	158,603	156,998	395,103	386,401
Imagewear	41,830	42,855	118,627	115,944
Sportswear	23,194	22,979	50,468	45,801
Contemporary Brands	585	4,869	5,265	21,611
Other	354	1,193	15,478	(1,997)

Total coalition profit	712,495	704,338	1,468,615	1,448,378
Corporate and other expenses	(70,847)	(72,865)	(204,607)	(196,507)
Interest expense, net	(20,818)	(20,703)	(61,697)	(59,828)

Income before income taxes	$620,830	$610,770	$1,202,311	$1,192,043

Note L – Earnings Per Share

	Three Months Ended September		Nine Months Ended September
In thousands, except per share amounts	2015	2014	2015	2014
Earnings per share – basic:
Net income	$459,864	$470,529	$919,384	$925,404

Weighted average common shares outstanding	425,208	430,638	425,273	432,956

Earnings per common share	$1.08	$1.09	$2.16	$2.14

Earnings per share – diluted:
Net income	$459,864	$470,529	$919,384	$925,404

Weighted average common shares outstanding	425,208	430,638	425,273	432,956
Incremental shares from stock options and other dilutive securities	6,252	6,949	6,818	7,372

Adjusted weighted average common shares outstanding	431,460	437,587	432,091	440,328

Earnings per common share	$1.07	$1.08	$2.13	$2.10

Outstanding options to purchase 2.4 million shares were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended September 2015, and options to purchase 0.1 million and 1.8 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended September 2014, respectively, because the effect of their inclusion would have been antidilutive to those periods. In addition, 1.0 million shares of performance-based restricted stock units were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended September 2015, and 1.3 million shares of performance-based restricted stock units were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended September 2014, because these units were not considered to be contingent outstanding shares in those periods.

Note M – Fair Value Measurements

Financial assets and financial liabilities measured and reported at fair value are classified in a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities, or (iii) information derived from or corroborated by observable market data.

•	Level 3 — Prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be VF’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
In thousands		Level 1	Level 2	Level 3
September 2015
Financial assets:
Cash equivalents:
Money market funds	$262,374	$262,374	$—	$—
Time deposits	54,152	54,152	—	—
Derivative financial instruments	94,225	—	94,225	—
Investment securities	201,081	189,261	11,820	—
Financial liabilities:
Derivative financial instruments	47,181	—	47,181	—
Deferred compensation	253,521	—	253,521	—
December 2014
Financial assets:
Cash equivalents:
Money market funds	$388,635	$388,635	$—	$—
Time deposits	197,303	197,303	—	—
Derivative financial instruments	105,264	—	105,264	—
Investment securities	228,406	208,874	19,532	—
Other marketable securities	5,111	5,111	—	—
Financial liabilities:
Derivative financial instruments	31,769	—	31,769	—
Deferred compensation	295,226	—	295,226	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first nine months of 2015 or the year ended December 2014.

VF’s cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of forward foreign currency exchange contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. Investment securities are held in VF’s deferred compensation plans as an economic hedge of the related deferred compensation liabilities. These investments are classified as trading securities and primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed income fund (Level 2) that is valued based on the net asset values of the underlying assets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments. Prior to the second quarter of 2015, other marketable securities consisted of common stock investments classified as available-for-sale, the fair value of which was based on quoted prices in active markets. During the second quarter of 2015, VF sold all of its available-for-sale securities for $5.9 million in cash proceeds and recognized a gain of $1.5 million, which is included in other income (expense), net, in the Consolidated Statements of Income for the nine months ended September 2015.

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2015 and December 2014, their carrying values approximated their fair values. Additionally, at September 2015 and December 2014, the carrying values of VF’s long-term debt, including the current portion, were $1,424.6 million and $1,427.6 million, respectively, compared with fair values of $1,656.7 million and $1,684.1 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note N – Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.4 billion at September 2015, $1.9 billion at December 2014 and $1.8 billion at September 2014, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
	September	December	September	September	December	September
In thousands	2015	2014	2014	2015	2014	2014
Foreign currency exchange contracts designated as hedging instruments	$94,113	$104,860	$57,009	$(46,808)	$(31,711)	$(29,419)
Foreign currency exchange contracts not designated as hedging instruments	112	404	204	(373)	(58)	(1,719)

Total derivatives	$94,225	$105,264	$57,213	$(47,181)	$(31,769)	$(31,138)

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

	September 2015		December 2014		September 2014
In thousands	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$94,225	$(47,181)	$105,264	$(31,769)	$57,213	$(31,138)
Gross amounts not offset in the Consolidated Balance Sheets	(36,597)	36,597	(30,724)	30,724	(22,863)	22,863

Net amounts	$57,628	$(10,584)	$74,540	$(1,045)	$34,350	$(8,275)

Derivatives are classified in the Consolidated Balance Sheets as current or noncurrent based on their maturity dates, as follows:

	September	December	September
In thousands	2015	2014	2014
Other current assets	$85,405	$84,995	$41,875
Accrued liabilities	(40,969)	(26,968)	(25,177)
Other assets	8,820	20,269	15,338
Other liabilities	(6,212)	(4,801)	(5,961)

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

	Gain (Loss) on Derivatives		Gain (Loss) on Derivatives
	Recognized in OCI		Recognized in OCI
In thousands	Three Months Ended September		Nine Months Ended September
Cash Flow Hedging Relationships	2015	2014	2015	2014
Foreign currency exchange	$5,634	$51,351	$52,068	$43,586

	Gain (Loss) Reclassified from		Gain (Loss) Reclassified from
	Accumulated OCI into Income		Accumulated OCI into Income
In thousands	Three Months Ended September		Nine Months Ended September
Location of Gain (Loss)	2015	2014	2015	2014
Net sales	$(22,434)	$(7,657)	$(51,279)	$(7,539)
Cost of goods sold	39,142	(3,496)	80,633	(13,199)
Other income (expense), net	7,541	(730)	20,515	(1,945)
Interest expense	(1,078)	(1,028)	(3,200)	(3,051)

Total	$23,171	$(12,911)	$46,669	$(25,734)

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

		Gain (Loss) on Derivative		Gain (Loss) on Derivative
	Location of Gain (Loss)	Recognized in Income		Recognized in Income
In thousands	on Derivatives	Three Months Ended September		Nine Months Ended September
Derivatives Not Designated as Hedges	Recognized in Income	2015	2014	2015	2014
Foreign currency exchange	Other income (expense), net	$836	$35	$(1,625)	$(4,835)

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and nine-month periods ended September 2015 and September 2014.

At September 2015, accumulated OCI included $79.8 million of pretax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI was $28.3 million at September 2015, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.1 million and $3.2 million of net deferred losses from accumulated OCI into interest expense during the three and nine-month periods ended September 2015, respectively, and $1.1 million and $3.1 million for the three and nine-month periods ended September 2014, respectively. VF expects to reclassify $4.6 million to interest expense during the next 12 months.

Note O – Recently Issued and Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) changed the definition and disclosure requirements for discontinued operations. This guidance became effective in the first quarter of 2015, but did not have an impact on VF’s consolidated financial statements.

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

In June 2014, the FASB issued an update to their accounting guidance related to stock-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. This guidance will be effective in the first quarter of 2016 with early adoption permitted, but is not expected to have an impact on VF’s consolidated financial statements.

In February 2015, the FASB issued an update to their existing consolidation model, which changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance will be effective in the first quarter of 2016 with early adoption permitted, but is not expected to have a significant impact on VF’s consolidated financial statements.

In April 2015, the FASB issued an update to their accounting guidance related to debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will be effective in the first quarter of 2016 with early adoption permitted. The Company will reclassify the debt issuance costs in VF’s 2015 consolidated financial statements in accordance with the early adoption provisions of this guidance.

In April 2015, the FASB issued an update to their accounting guidance related to retirement benefits that provides a practical expedient permitting companies to measure defined benefit plan assets and obligations using the month-end that is closest to an entity’s fiscal year-end. This guidance will be effective in the first quarter of 2016 with early adoption permitted. The Company plans to elect early adoption of this guidance in VF’s 2015 consolidated financial statements, and this election is not expected to have a significant impact.

In April 2015, the FASB issued new guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This guidance will be effective in the first quarter of 2016 with early adoption permitted, but is not expected to have a significant impact on VF’s consolidated financial statements.

In May 2015, the FASB issued an update to their accounting guidance related to fair value measurements. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure instead. This guidance will be effective in the first quarter of 2016. Early adoption is permitted and retrospective application is required. The Company is currently evaluating the impact that adopting this guidance will have on the fair value disclosures in VF’s consolidated financial statements.

In July 2015, the FASB issued an update to their accounting guidance related to the measurement of inventory, which changes the measurement principle for inventory from lower of cost or market to lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance will be effective in the first quarter of 2017 with early adoption permitted, but is not expected to have a significant impact on VF’s consolidated financial statements.

In September 2015, the FASB issued an update to their accounting guidance related to business combinations that simplifies the accounting for measurement-period adjustments. The guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, thus eliminating the requirement to restate prior period financial statements for measurement-period adjustments. This guidance will be effective in the first quarter of 2016, and will have an impact on VF’s consolidated financial statements if the Company is the acquirer in a business combination that includes measurement-period adjustments.

Note P – Subsequent Events

On October 20, 2015, VF’s Board of Directors declared a quarterly cash dividend of $0.37 per share, payable on December 18, 2015 to stockholders of record on December 8, 2015.

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

Highlights of the Third Quarter of 2015

•	Revenues grew to $3.6 billion, a 3% increase from the third quarter of 2014, despite a negative 5% impact from foreign currency.

•	Outdoor & Action Sports revenues rose 5% over the 2014 quarter. Foreign currency negatively impacted this growth rate by 8%.

•	Direct-to-consumer revenues were up 3% over the 2014 quarter, including a negative 5% impact from foreign currency, and accounted for 22% of total revenues in the quarter.

•	International revenues decreased 5% compared with the 2014 quarter, including a negative 14% impact from foreign currency, and represented 38% of total revenues in the quarter.

•	Earnings per share declined 1% to $1.07 from $1.08 in the 2014 quarter, reflecting improved operating performance that was more than offset by a negative 15% impact from foreign currency and the impact of a higher effective tax rate.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable periods in 2014:

In millions	Third Quarter	Nine Months
Total revenues – 2014	$3,520.4	$8,703.3
Operations	293.4	748.5
Impact of foreign currency	(201.0)	(487.8)

Total revenues – 2015	$3,612.8	$8,964.0

VF reported revenue growth of 3% in both the third quarter and first nine months of 2015 compared with the 2014 periods. The revenue increases in the third quarter and first nine months of 2015 were driven by operational growth of 8% and 9%, respectively, partially offset by unfavorable foreign currency exchange rates in both periods. Excluding the negative impact from foreign currency, sales grew in every region around the world in both the third quarter and first nine months of 2015. Additional details on revenues by coalition are provided in the section titled “Information by Business Segment.”

VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. However, VF also conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro. The strengthening of the U.S. dollar relative to foreign currencies negatively impacted comparisons with 2014 revenues by 5% and 6% in the third quarter and first nine months of 2015, respectively.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Third Quarter		Nine Months
	2015	2014	2015	2014
Gross margin (total revenues less cost of goods sold)	47.9%	48.3%	48.3%	48.7%
Selling, general and administrative expenses	30.1%	30.4%	34.2%	34.3%

Operating income	17.8%	18.0%	14.1%	14.4%

Gross margin declined 40 basis points during both the third quarter and first nine months of 2015 compared with the 2014 periods. Foreign currency negatively impacted gross margin by 100 and 80 basis points in the third quarter and first nine months of 2015, respectively, compared with the 2014 periods. Excluding this impact, gross margin improved 60 and 40 basis points in the third quarter and first nine months of 2015, respectively, due to the continued shift in our revenue mix to higher margin businesses, including Outdoor & Action Sports, direct-to-consumer and international. In addition, beginning in the third quarter of 2015, gross margin benefitted from lower product costs compared with the 2014 period.

Selling, general and administrative expenses as a percentage of total revenues decreased 30 and 10 basis points during the third quarter and first nine months of 2015, respectively, compared with the 2014 periods. The decreases for both periods were due to the leverage of operating expenses on higher revenues, partially offset by increased investments in direct-to-consumer businesses and innovation, and slightly higher operating costs primarily due to the stronger Swiss franc. In addition, selling, general and administrative expenses as a percentage of total revenues in the first nine months of 2015 benefitted from a $16.6 million gain recognized on the sale of a VF Outlet® location in the first quarter of 2015.

Net interest expense increased by $0.1 million and $1.9 million in the third quarter and first nine months of 2015, respectively, compared with the 2014 periods. The increase in net interest expense in the third quarter of 2015 was primarily due to higher interest rates on short-term borrowings and lower rates on cash equivalents, partially offset by higher amounts of interest capitalized for significant projects. The increase in interest expense for the first nine months of 2015 was primarily due to higher average levels of short-term borrowings, higher interest rates on short-term borrowings and lower amounts of interest capitalized for significant projects, partially offset by increased interest income due to higher levels of cash equivalents. Total outstanding debt averaged $2.4 billion for the first nine months of 2015 and $1.8 billion for the same period in 2014. The weighted average interest rates on total outstanding debt were 3.6% and 4.6% for the first nine months of 2015 and 2014, respectively.

The effective income tax rate for the first nine months of 2015 was 23.5% compared with 22.4% in the first nine months of 2014. The first nine months of 2015 included a net discrete tax benefit of $29.0 million, which included $33.7 million of tax benefits related to the settlement of tax audits and $5.0 million of discrete tax expense related to the effects of tax rate changes. The $29.0 million tax benefit in 2015 reduced the effective income tax rate by 2.4%. The first nine months of 2014 included a net discrete tax benefit of $17.7 million, which included $4.1 million of prior year refund claims and $10.1 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, reducing the effective income tax rate by 1.5%. Without discrete items, the effective tax rate for the first nine months of 2015 increased by 2.0% compared with the 2014 period primarily due to i) a lower percentage of projected foreign earnings for 2015, reflecting the impact of changes in foreign currency exchange rates, ii) the expiration of a favorable tax ruling in a foreign jurisdiction at the end of fiscal 2014, and iii) the comparative impact of tax benefits recorded in 2014 related to the utilization of foreign tax attributes.

As a result of the above, net income for the third quarter of 2015 was $459.9 million ($1.07 per share) compared with $470.5 million ($1.08 per share) in 2014, and net income for the first nine months of 2015 was $919.4 million ($2.13 per share) compared with $925.4 million ($2.10 per share) in the first nine months of 2014. Refer to additional discussion in the “Information by Business Segment” section below.

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

The following tables present a summary of the changes in coalition revenues and profit for the third quarter and first nine months of 2015 from the comparable periods in 2014:

Coalition revenues

	Third Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Revenues – 2014	$2,180.9	$750.4	$292.5	$163.4	$99.4	$33.8	$3,520.4
Operations	276.5	31.6	2.0	(1.7)	(13.1)	(1.9)	293.4
Impact of foreign currency	(160.8)	(34.1)	(3.0)	—	(3.1)	—	(201.0)

Revenues – 2015	$2,296.6	$747.9	$291.5	$161.7	$83.2	$31.9	$3,612.8

	Nine Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Revenues – 2014	$5,034.7	$2,046.6	$805.7	$435.0	$293.8	$87.5	$8,703.3
Operations	647.7	96.2	24.5	4.5	(25.1)	0.7	748.5
Impact of foreign currency	(382.6)	(87.1)	(7.0)	—	(11.1)	—	(487.8)

Revenues – 2015	$5,299.8	$2,055.7	$823.2	$439.5	$257.6	$88.2	$8,964.0

Coalition profit

	Third Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Profit – 2014	$475.4	$157.0	$42.9	$23.0	$4.9	$1.1	$704.3
Operations	78.4	12.6	0.6	0.2	(3.5)	(0.7)	87.6
Impact of foreign currency	(65.9)	(11.0)	(1.7)	—	(0.8)	—	(79.4)

Profit – 2015	$487.9	$158.6	$41.8	$23.2	$0.6	$0.4	$712.5

	Nine Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Profit – 2014	$880.6	$386.4	$115.9	$45.8	$21.6	$(1.9)	$1,448.4
Operations	122.3	26.9	6.7	4.7	(14.6)	17.3	163.3
Impact of foreign currency	(119.2)	(18.2)	(4.0)	—	(1.7)	—	(143.1)

Profit – 2015	$883.7	$395.1	$118.6	$50.5	$5.3	$15.4	$1,468.6

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports

	Third Quarter			Nine Months
Dollars in millions	2015	2014	Percent Change	2015	2014	Percent Change
Revenues	$2,296.6	$2,180.9	5.3%	$5,299.8	$5,034.7	5.3%
Profit	487.9	475.4	2.6%	883.7	880.6	0.3%
Operating margin	21.2%	21.8%		16.7%	17.5%

Global revenues for Outdoor & Action Sports increased 5% in the third quarter of 2015 compared with 2014, reflecting 13% operational growth partially offset by a negative 8% impact from foreign currency. Revenues in the Americas region increased 14% in the third quarter of 2015, reflecting a 2% negative impact from foreign currency. Revenues in the Asia Pacific region increased 10% in the third quarter of 2015 despite a 5% negative impact from foreign currency. European revenues declined 10% in the third quarter of 2015, reflecting a 16% negative impact from foreign currency.

Global revenues for Outdoor & Action Sports increased 5% in the first nine months of 2015 compared with 2014, reflecting 13% operational growth partially offset by a negative 8% impact from foreign currency. Revenues in the Americas region increased 13% in the first nine months of 2015, reflecting a 2% negative impact from foreign currency. Revenues in the Asia Pacific region increased 14% in the first nine months of 2015 despite a 4% negative impact from foreign currency. European revenues declined 10% in the first nine months of 2015, reflecting an 18% negative impact from foreign currency.

Global revenues for The North Face® brand increased 6% and 5% in the third quarter and first nine months of 2015, respectively, as balanced operational growth in the direct-to-consumer and wholesale channels was partially offset by foreign currency. Vans® brand global revenues were up 2% and 9% in the third quarter and first nine months of 2015, respectively, reflecting operational growth in both the direct-to-consumer and wholesale channels, partially offset by foreign currency. Global revenues for the Timberland® brand were up 11% and 6% in the third quarter and first nine months of 2015, respectively. The increases for both periods were primarily due to strong wholesale performance and lower third quarter 2014 revenue in the Americas region due to the phasing of orders, partially offset by foreign currency.

Global direct-to-consumer revenues for Outdoor & Action Sports grew 6% and 8% in the third quarter and first nine months of 2015, respectively, compared with the 2014 periods. New store openings and an expanding e-commerce business contributed to the direct-to-consumer revenue growth in both periods. Foreign currency negatively impacted direct-to-consumer revenues by 6% in both the third quarter and first nine months of 2015. Wholesale revenues were up 5% and 4% in the third quarter and first nine months of 2015, respectively, compared with the 2014 periods. Foreign currency negatively impacted wholesale revenues by 8% in both the third quarter and first nine months of 2015.

Operating margin declined 60 and 80 basis points in the third quarter and first nine months of 2015, respectively, compared with the 2014 periods. The decrease in the third quarter of 2015 was due to the negative impact from foreign currency. The decrease in the first nine months of 2015 was primarily driven by the negative impact from foreign currency and the impact of the 53-week calendar of 2014, which shifted a more profitable week into fiscal 2014. In addition, operating margin for both periods reflected increased investments in direct-to-consumer businesses and the leverage of operating expenses on higher revenues.

Jeanswear

	Third Quarter			Nine Months
Dollars in millions	2015	2014	Percent Change	2015	2014	Percent Change
Revenues	$747.9	$750.4	(0.3%)	$2,055.7	$2,046.6	0.4%
Profit	158.6	157.0	1.0%	395.1	386.4	2.3%
Operating margin	21.2%	20.9%		19.2%	18.9%

Global Jeanswear revenues were flat in the third quarter of 2015 compared with 2014, reflecting 4% operational growth offset by a negative 4% impact from foreign currency. Revenues in the Americas region increased 2% in the third quarter of 2015, reflecting a 2% negative impact from foreign currency. Revenues in the Asia Pacific region increased 2% in the third quarter of 2015 despite a 5% negative impact from foreign currency. European revenues decreased 14% in the third quarter of 2015, reflecting an 18% negative impact from foreign currency.

Global Jeanswear revenues were flat in the first nine months of 2015 compared with 2014, reflecting 5% operational growth offset by a negative 5% impact from foreign currency. Revenues in the Americas region increased 3% in the first nine months of 2015, reflecting a 1% negative impact from foreign currency. Revenues in the Asia Pacific region increased 5% in the first nine months of 2015 despite a 4% negative impact from foreign currency. European revenues decreased 16% in the first nine months of 2015, reflecting a 19% negative impact from foreign currency.

Global revenues for the Wrangler® brand decreased 1% in the third quarter and increased 2% in the first nine months of 2015 compared with the 2014 periods. The negative impact from foreign currency drove the third quarter revenue decrease and partially offset the increase in the first nine months of 2015. Both periods reflected continued strength in the mass business compared with the 2014 periods.

Global revenues for the Lee® brand increased 2% in the third quarter and decreased 1% in the first nine months of 2015 compared with the 2014 periods. The third quarter increase in revenues was primarily due to continued strength in China and Europe, strong wholesale growth in India and recent product launches in the U.S. The negative impact from foreign currency partially offset the third quarter revenue increase and drove the decrease in the first nine months of 2015 compared with the 2014 periods.

Operating margin increased 30 basis points in both the third quarter and first nine months of 2015 compared with the 2014 periods. The increases for both periods were primarily due to increased volume and the resulting leverage of operating expenses, partially offset by the negative impact from foreign currency.

Imagewear

	Third Quarter			Nine Months
Dollars in millions	2015	2014	Percent Change	2015	2014	Percent Change
Revenues	$291.5	$292.5	(0.3%)	$823.2	$805.7	2.2%
Profit	41.8	42.9	(2.4%)	118.6	115.9	2.3%
Operating margin	14.3%	14.6%		14.4%	14.4%

Imagewear revenues were flat in the third quarter and increased 2% in the first nine months of 2015 compared with the 2014 periods. The Image business (occupational apparel and uniforms) revenues decreased 8% in the third quarter compared with the 2014 period primarily due to a slowdown in oil exploration, which negatively impacted sales of the Bulwark® brand. Image business revenues were flat in the first nine months of 2015 as the aforementioned slowdown in the oil and gas industry was offset by growth in the government sector and the Red Kap® brand.

Revenues for the Licensed Sports Group (“LSG”) business (licensed athletic apparel) were up 9% and 4% in the third quarter and first nine months of 2015, respectively, compared with the 2014 periods. The revenue increases in both periods were driven by strong Major League Baseball sales, partially offset by a decline in National Football League sales.

Operating margin decreased 30 basis points and remained flat in the third quarter and first nine months of 2015, respectively, compared with the 2014 periods. The third quarter decrease in operating margin was primarily due to lower gross margin in the Image business caused by unfavorable product mix and the negative impact from foreign currency. The strong performance of the LSG business partially offset the third quarter decrease in operating margin and drove the increase in the first nine months of 2015, reflecting improved gross margin due to product mix and pricing, and the leverage of operating expenses on higher revenues.

Sportswear

	Third Quarter			Nine Months
Dollars in millions	2015	2014	Percent Change	2015	2014	Percent Change
Revenues	$161.7	$163.4	(1.1%)	$439.5	$435.0	1.0%
Profit	23.2	23.0	0.9%	50.5	45.8	10.2%
Operating margin	14.3%	14.1%		11.5%	10.5%

Sportswear revenues decreased 1% in the third quarter and increased 1% in the first nine months of 2015 compared with the 2014 periods. Nautica® brand revenues decreased 2% and 1% during the third quarter and first nine months of 2015, respectively, compared with the 2014 periods, reflecting a reduction in direct-to-consumer sales due to the exit of less profitable stores and reduced traffic. The decreases in direct-to-consumer sales for both periods were partially offset by increases in wholesale revenues, primarily due to fall and holiday shipments during the third quarter of 2015. Kipling® brand revenues in the U.S. increased 2% and 10% during the third quarter and first nine months of 2015, respectively, driven by growth in both the wholesale and direct-to-consumer channels.

Operating margin increased 20 and 100 basis points in the third quarter and first nine months of 2015, respectively, compared with the 2014 periods. The increases for both periods were due to a shift in business mix to the higher margin Kipling® brand business and lower levels of promotional activity in the wholesale channel for the Nautica® brand, partially offset by increased investments in direct-to-consumer businesses. In addition, the increase in operating margin in the first nine months of 2015 reflected the leverage of operating expenses on higher revenues.

Contemporary Brands

	Third Quarter			Nine Months
Dollars in millions	2015	2014	Percent Change	2015	2014	Percent Change
Revenues	$83.2	$99.4	(16.3%)	$257.6	$293.8	(12.3%)
Profit	0.6	4.9	(88.0%)	5.3	21.6	(75.6%)
Operating margin	0.7%	4.9%		2.0%	7.4%

Global revenues for Contemporary Brands decreased 16% and 12% in the third quarter and first nine months of 2015, respectively, compared with the 2014 periods, reflecting ongoing challenges in demand for contemporary apparel and premium denim. In addition, foreign currency negatively impacted revenues by 3% for both the third quarter and first nine months of 2015 compared with the 2014 periods.

Operating margin decreased 420 and 540 basis points in the third quarter and first nine months of 2015, respectively, compared with the 2014 periods. The decreases for both periods were primarily due to discounting and reduced expense leverage on a lower revenue base.

Other

	Third Quarter			Nine Months
Dollars in millions	2015	2014	Percent Change	2015	2014	Percent Change
Revenues	$31.9	$33.8	(5.3%)	$88.2	$87.5	0.7%
Profit (loss)	0.4	1.1		15.4	(1.9)
Operating margin	1.1%	3.5%		17.6%	(2.3%)

VF Outlet® stores in the U.S. sell VF products at prices that are generally higher than what could be realized through external wholesale channels, as well as other non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category. The increase in profit in the first nine months of 2015 is primarily due to a $16.6 million gain recognized on the sale of a VF Outlet® location during the first quarter of 2015.

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

	Third Quarter			Nine Months
Dollars in millions	2015	2014	Percent Change	2015	2014	Percent Change
Corporate and other expenses	$70.8	$72.9	(2.8%)	$204.6	$196.5	4.1%
Interest expense, net	20.8	20.7	0.6%	61.7	59.8	3.1%

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarter costs and (iii) certain other income and expenses. The increase in corporate and other expenses for the first nine months of 2015 compared with the 2014 period was primarily due to increased information technology costs resulting from recent system implementations, additional investments in our global innovation centers and higher compensation expense.

International Operations

International revenues declined 5% and 4% in the third quarter and first nine months of 2015, respectively, due to foreign currency, which negatively impacted international revenue growth by 14% in both the third quarter and first nine months of 2015 compared with the 2014 periods. Revenues in Europe declined 11% in both the third quarter and first nine months of 2015 compared to the 2014 periods. Foreign currency negatively impacted growth in Europe by 16% and 17% in the third quarter and first nine months of 2015, respectively. In the Asia Pacific region, revenues increased 7% and 11% in the third quarter and first nine months of 2015, respectively, driven by strong growth in China. Foreign currency negatively impacted growth in the Asia Pacific region by 5% and 4% in the third quarter and first nine months of 2015, respectively. Revenues in the Americas (non-U.S.) region increased 1% in both the third quarter and first nine months of 2015. Sales in both periods were tempered by weakening currencies in the Americas (non-U.S.) region relative to the U.S. dollar, which negatively impacted growth by 18% and 15% in the third quarter and first nine months of 2015, respectively. International revenues were 38% and 41% of total revenues in the third quarter of 2015 and 2014, respectively, and 38% and 40% of total revenues in the first nine months of 2015 and 2014, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 3% and 5% in the third quarter and first nine months of 2015, respectively, driven by operational growth in all regions. The direct-to-consumer revenue increases were partially offset by the negative impact from foreign currency (primarily in Europe), which reduced growth by 5% in both the third quarter and first nine months of 2015 compared with the 2014 periods. New store openings and an expanding e-commerce business contributed to the direct-to-consumer revenue growth in both periods. VF opened 60 stores in the third quarter and 132 stores in the first nine months of 2015, bringing the total number of VF-owned retail stores to 1,480 at September 2015. Direct-to-consumer revenues were 22% of total revenues in both the third quarter of 2015 and 2014. Direct-to-consumer revenues were 24% of total revenues in the first nine months of 2015 compared with 23% in the 2014 period.

Analysis of Financial Condition

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at September 2015 compared with December 2014:

•	Increase in accounts receivable—due to the seasonality of the business.

•	Increase in inventories—due to the seasonality of the business, anticipated sales growth, and expected phasing of customer shipments early in the fourth quarter of 2015.

•	Decrease in intangible assets—due to foreign currency exchange rate fluctuations and amortization expense.

•	Increase in short-term borrowings—due to commercial paper borrowings used to support seasonal working capital requirements, share repurchases and a $250.0 million discretionary pension contribution in the first quarter of 2015.

•	Decrease in accounts payable—driven by timing of inventory purchases and payments to vendors.

•	Decrease in other liabilities—primarily due to an improvement in the funded status of the domestic qualified pension plan, resulting from a $250.0 million discretionary pension contribution in the first quarter of 2015.

The following discussion refers to significant changes in balances at September 2015 compared with September 2014:

•	Increase in accounts receivable—resulting from an increase in wholesale revenues for the third quarter of 2015.

•	Increase in inventories—due to anticipated sales growth and expected phasing of customer shipments early in the fourth quarter of 2015.

•	Decrease in intangible assets—driven by (i) impairment charges for customer relationship assets and indefinite-lived trademarks during the fourth quarter of 2014, (ii) the impact of foreign currency exchange rate fluctuations and (iii) amortization expense.

•	Decrease in goodwill—resulting from an impairment charge during the fourth quarter of 2014 and the impact of foreign currency exchange rate fluctuations.

•	Increase in short-term borrowings—due to commercial paper borrowings used to support working capital requirements and a $250.0 million discretionary pension contribution in the first quarter of 2015.

•	Decrease in accounts payable— driven by timing of inventory purchases and payments to vendors.

•	Decrease in other liabilities—primarily due to lower deferred and accrued income taxes, and an improvement in the funded status of the domestic qualified pension plan, resulting from a $250.0 million discretionary pension contribution in the first quarter of 2015.

Liquidity and Capital Resources

The financial condition of VF is reflected in the following:

	September	December	September
Dollars in millions	2015	2014	2014
Working capital	$2,152.2	$2,565.6	$2,257.7
Current ratio	1.8 to 1	2.6 to 1	2.0 to 1
Debt to total capital ratio	33.6%	20.5%	26.2%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at September 2015 compared to both December 2014 and September 2014 was primarily due to the increase in short-term borrowings as explained above and a reduction in stockholders’ equity due to the increase in accumulated other comprehensive loss, reflecting the impact of changes in foreign currency exchange rates. In addition, the debt to total capital ratio at September 2015 compared to September 2014 was impacted by a reduction in stockholders’ equity due to the $396.4 million noncash impairment charge of goodwill and intangible assets recorded in the fourth quarter of 2014.

The ratio of net debt to total net capital (with net debt defined as debt less cash and equivalents, and total net capital defined as total capital less cash and equivalents) was 28.6% at September 2015, 7.8% at December 2014 and 21.3% at September 2014.

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

In summary, our cash flows were as follows:

	Nine Months
In thousands	2015	2014
Net cash (used) provided by operating activities	$(330,961)	$366,846
Net cash used by investing activities	(237,184)	(255,033)
Net cash provided (used) by financing activities	197,806	(376,770)

Cash (Used) Provided by Operating Activities

Cash used by operating activities in the first nine months of 2015 was $331.0 million compared with cash provided by operating activities of $366.8 million for the 2014 period. The decline in cash flows was primarily due to a $250.0 million discretionary contribution to the domestic qualified pension plan in the first quarter of 2015, an increase in net cash usage from working capital changes, and lower cash collections during the first nine months of 2015 due to the 53-week calendar of 2014, which shifted a relatively higher cash collection week into fiscal 2014.

Cash Used by Investing Activities

Cash used by investing activities in the first nine months of 2015 decreased to $237.2 million from $255.0 million in the 2014 period. VF’s investing activities in the first nine months of 2015 related primarily to capital expenditures of $187.3 million and software purchases of $53.1 million, partially offset by $16.6 million of proceeds from the sale of a VF Outlet® location during the first quarter of 2015. Capital expenditures increased $15.7 million compared with the 2014 period primarily due to the purchase of a headquarters building in the Outdoor & Action Sports coalition, partially offset by the completion of a number of significant capital projects during 2014. Software purchases decreased $13.8 million in the first nine months of 2015 compared with the 2014 period primarily due to the completion of a number of system implementations during 2014.

Cash Provided (Used) by Financing Activities

Cash provided by financing activities in the first nine months of 2015 was $197.8 million compared with a cash usage of $376.8 million in the first nine months of 2014. The increased cash flow from financing activities in the first nine months of 2015 compared with the 2014 period was primarily due to higher levels of short-term borrowings, partially offset by incremental cash dividends paid during 2015.

During the first nine months of 2015, VF purchased 10.0 million shares of its Common Stock in open market transactions at a total cost of $731.9 million (average price per share of $73.01). During the first nine months of 2014, VF purchased 12.0 million shares of its Common Stock in open market transactions at a total cost of $727.5 million (average price per share of $60.46).

As of the end of the third quarter of 2015, the Company had 30.7 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. In April 2015, VF entered into a $1.75 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires in April 2020. The Global Credit Facility replaced VF’s $1.25 billion revolving credit facility which was scheduled to expire in December 2016. The Global Credit Facility may be used to borrow readily available non-US dollar currencies and also has a $50.0 million letter of credit sublimit. VF may request two extensions of one year each, subject to stated terms and conditions. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements, which was also increased to $1.75 billion. Commercial paper borrowings and standby letters of credit issued as of September 2015 were $1.26 billion and $17.3 million, respectively, leaving $474.3 million available for borrowing against this facility at September 2015.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of September 2015, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.

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

Management’s Discussion and Analysis in the 2014 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2014 that would require the use of funds. As of October 3, 2015, there have been no material changes in the amounts disclosed in the 2014 Form 10-K.

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

Recently Issued and Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) changed the definition and disclosure requirements for discontinued operations. This guidance became effective in the first quarter of 2015, but did not have an impact on VF’s consolidated financial statements.

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

In June 2014, the FASB issued an update to their accounting guidance related to stock-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. This guidance will be effective in the first quarter of 2016 with early adoption permitted, but is not expected to have an impact on VF’s consolidated financial statements.

In February 2015, the FASB issued an update to their existing consolidation model, which changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance will be effective in the first quarter of 2016 with early adoption permitted, but is not expected to have a significant impact on VF’s consolidated financial statements.

In April 2015, the FASB issued an update to their accounting guidance related to debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will be effective in the first quarter of 2016 with early adoption permitted. The Company will reclassify the debt issuance costs in VF’s 2015 consolidated financial statements in accordance with the early adoption provisions of this guidance.

In April 2015, the FASB issued an update to their accounting guidance related to retirement benefits that provides a practical expedient permitting companies to measure defined benefit plan assets and obligations using the month-end that is closest to an entity’s fiscal year-end. This guidance will be effective in the first quarter of 2016 with early adoption permitted. The Company plans to elect early adoption of this guidance in VF’s 2015 consolidated financial statements, and this election is not expected to have a significant impact.

In April 2015, the FASB issued new guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This guidance will be effective in the first quarter of 2016 with early adoption permitted, but is not expected to have a significant impact on VF’s consolidated financial statements.

In May 2015, the FASB issued an update to their accounting guidance related to fair value measurements. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure instead. This guidance will be effective in the first quarter of 2016. Early adoption is permitted and retrospective application is required. The Company is currently evaluating the impact that adopting this guidance will have on the fair value disclosures in VF’s consolidated financial statements.

In July 2015, the FASB issued an update to their accounting guidance related to the measurement of inventory, which changes the measurement principle for inventory from lower of cost or market to lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance will be effective in the first quarter of 2017 with early adoption permitted, but is not expected to have a significant impact on VF’s consolidated financial statements.

In September 2015, the FASB issued an update to their accounting guidance related to business combinations that simplifies the accounting for measurement-period adjustments. The guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, thus eliminating the requirement to restate prior period financial statements for measurement-period adjustments. This guidance will be effective in the first quarter of 2016, and will have an impact on VF’s consolidated financial statements if the Company is the acquirer in a business combination that includes measurement-period adjustments.

Critical Accounting Policies and Estimates

Management has chosen accounting policies that it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States of America. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the 2014 Form 10-K.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

Third Quarter 2015	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Program
July 5 – August 1, 2015	1,600	$74.09	1,600	30,703,476
August 2 – August 29, 2015	—	—	—	30,703,476
August 30 – October 3, 2015	4,100	70.94	4,100	30,699,376

Total	5,700		5,700

(1)	All 5,700 shares of Common Stock were purchased during the quarter in connection with VF’s deferred compensation plans.

Item 6 — Exhibits

31.1	Certification of Eric C. Wiseman, Chairman and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Eric C. Wiseman, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Chief Financial Officer)

Date: November 6, 2015	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President—Controller (Chief Accounting Officer)