Form 10-K
period 2016-01-02
V F CORP
filed 2016-03-02
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    YES  ☐        NO  ☒

The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on July 4, 2015, the last day of the registrant’s second fiscal quarter, was approximately $24,397,000,000 based on the closing price of the shares on the New York Stock Exchange.

As of January 30, 2016, there were 424,474,994 shares of Common Stock of the registrant outstanding.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2016 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This document (excluding exhibits) contains 114 pages.

The exhibit index begins on page 58.

PART I

Item 1.    Business.

V.F. Corporation, organized in 1899, is a global leader in the design, production, procurement, marketing and distribution of branded lifestyle apparel, footwear and related products. Unless the context indicates otherwise, the terms “VF,” “we,” “us” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries.

VF’s diverse portfolio of more than 30 brands meets consumer needs across a broad spectrum of activities and lifestyles. Our unparalleled ability to connect with consumers, as diverse as the company’s brand portfolio, creates a unique platform for sustainable, long-term growth. Our long-term growth strategy is focused on four drivers:

•	Lead in innovation by delivering new products and experiences that consistently delight customers, to drive core growth and strong gross margins;

•	Connect with consumers by gaining a deep understanding of their behavior, values and preferences to inspire brand engagement and loyalty;

•	Serve consumers directly, reaching them across multiple channels — wherever and whenever they shop; and,

•	Expand geographically, taking advantage of VF’s scale within every region and channel in which we operate.

VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, denim, backpack, luggage, accessory, sportswear, occupational and performance apparel categories. Our largest brands are The North Face®, Vans®, Timberland®, Wrangler®, Lee®, Nautica®, Majestic® and Kipling®. Our products are marketed to consumers shopping in specialty stores, department stores, national chains, mass merchants and our own direct-to-consumer operations.

Our direct-to-consumer business includes VF-operated stores, concession retail stores and e-commerce sites. Revenues from the direct-to-consumer business represented 27% of VF’s total 2015 revenues.

Many of our brands sell products in international markets through licensees, agents, distributors and independently-operated partnership stores. To provide diversified products across multiple channels of distribution in different geographic areas, we balance our own manufacturing capabilities with sourcing of finished goods from independent contractors. We utilize state-of-the-art technologies for inventory replenishment that enable us to effectively and efficiently get the right assortment of products that match consumer demand. In 2015, VF derived approximately 70% of its revenues from the Americas region, 20% from Europe and 10% from its Asia Pacific business.

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

Financial information regarding VF’s coalitions is included in Note P to the consolidated financial statements, which are included at Item 8 of this report.

Outdoor & Action Sports Coalition

Our Outdoor & Action Sports coalition, VF’s largest and fastest growing business, is a group of authentic outdoor and activity-based lifestyle brands. Product offerings include performance-based apparel, footwear, equipment, backpacks, luggage and accessories.

The North Face® is the largest brand in our Outdoor & Action Sports coalition and features performance-based apparel, outerwear, sportswear, and footwear for men, women and children. Its equipment line includes tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme winter sport activities, such as high altitude mountaineering, skiing, snowboarding, and ice and rock climbing. The North Face® products are marketed globally, primarily through specialty outdoor and premium sporting goods stores, concession retail stores, over 180 VF-operated stores, more than 400 independently-operated partnership stores, and online at www.thenorthface.com.

The Vans® brand offers performance and casual footwear and apparel targeting younger consumers that sit at the center of action sports, art, music and street fashion. Products are available globally through chain stores, specialty stores, concession retail stores, over 300 independently-operated partnership stores, more than 500 VF-owned retail stores, and online at www.vans.com.

The Timberland® brand offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® products globally through chain, department and specialty stores, independent distributors and licensees, concession retail stores, over 250 VF-operated stores and over 900 independently-operated partnership stores. We also sell our products online at www.timberland.com.

Kipling® branded handbags, luggage, backpacks, totes and accessories are sold in Europe, Asia and South America through specialty and department stores, concession retail stores, over 200 independently-operated partnership locations, as well as more than 60 VF-operated retail stores and at www.kipling.com. The Kipling® brand’s North American business is included in the Sportswear coalition.

The Napapijri® brand offers outdoor-inspired casual outerwear, sportswear and accessories at a premium price. Products are marketed to men, women and children in Europe and Asia. Products are sold in specialty shops, concession retail stores, over 30 VF-operated stores, over 170 independently-operated partnership locations, and online at www.napapijri.com.

JanSport® backpacks, duffel bags, luggage, fleece and accessories are sold in North America, South America and Asia through department, office supply and chain stores, as well as sports specialty stores and college bookstores. JanSport® products are also sold through global distributors and online at www.jansport.com.

The Reef® brand of surf-inspired products includes sandals, shoes, swimwear, casual apparel and accessories for men, women and children. Products are sold primarily in North America, Europe and South America to specialty shops, sporting goods chains, department stores and global distributors. Products are also sold online at www.reef.com.

The SmartWool® brand offers active outdoor consumers a premium, technical layering system of merino wool socks, apparel and accessories that are designed to work together in fit, form and function. SmartWool® products are sold primarily in North America and Europe through premium outdoor and specialty retailers, global distributors, and online at www.smartwool.com.

In Europe, Eastpak® backpacks, travel bags and luggage are sold primarily through department and specialty stores and online at www.eastpak.com. Eastpak® products are also marketed throughout Asia by licensees and distributors.

The lucy® brand of activewear is designed for style, performance and fit that can be worn by today’s woman from workout to weekend. lucy® apparel is sold in the U.S. through 50 VF-operated retail stores, on a wholesale basis to U.S. specialty and premium sporting goods retailers, and online at www.lucy.com.

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

Jeanswear Coalition

Our Jeanswear coalition markets denim and related casual apparel products globally.

The Wrangler® brand offers denim, apparel, accessories and footwear through mass merchants and mid-tier department stores in the U.S., VF-operated stores, and online at www.wrangler.com. Wrangler® westernwear is distributed primarily through western specialty stores, as well as various online retail sites.

Lee® brand products are sold through mid-tier and traditional department stores in the U.S., and online at www.lee.com. The Rustler® and Riders® by Lee® brands are marketed to mass merchant and regional discount stores in the U.S. Our Rock & Republic® brand has an exclusive wholesale distribution and licensing arrangement with Kohl’s Corporation that covers all branded apparel, accessories, and other merchandise in the U.S. and Canada.

Wrangler® and Lee® products outside of the U.S. have a higher fashion consideration and, as a result, higher selling prices. VF’s largest international jeanswear businesses are located in Europe and Asia, where Wrangler® and Lee® products are sold through department, specialty and concession retail stores. We also market Wrangler® and Lee® products to mass merchant, department and specialty stores in Canada and Mexico, as well as to department and specialty stores in South America. In key international markets, we are expanding our reach through VF-operated stores, which are an important vehicle for presenting our brands’ image and marketing message directly to consumers. We currently have more than 75 VF-operated stores primarily located in Europe, South America, and Asia, and are continuing to expand our brands in emerging markets. In international markets where VF does not have retail operations, Wrangler® and Lee® products are marketed through distributors, agents, licensees and over 900 single brand or multi-brand partnership stores.

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

We intend to drive growth through superior product innovation, consumer insight and marketing strategies. Growth in the U.S. will be balanced across mass merchant, mid-tier and traditional department stores, and western specialty businesses. International growth will be driven by expansion of our existing businesses in Asia, Latin America and key European markets.

Imagewear Coalition

Our Imagewear coalition consists of the Image business (occupational workwear apparel and uniforms) and the Licensed Sports Group (“LSG”) business (owned and licensed athletic apparel). The Image and LSG businesses represent approximately 53% and 47%, respectively, of total coalition revenues.

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

In our LSG business, we design and market sports apparel and fanwear under licenses granted by major sports leagues, individual athletes and related organizations, including Major League Baseball, the National Football League, the Major League Baseball Players Association, the National Basketball Association, the National Football League Players Association, the National Hockey League, the Nippon Professional Baseball League and selected major colleges and universities. In addition, the LSG business is a major supplier of licensed Harley-Davidson® apparel to Harley-Davidson dealerships.

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

We believe there is a strategic opportunity to grow revenues through the continued extension of product and service capabilities to new industrial and service apparel distribution channels, markets, and geographies.

Sportswear Coalition

The Sportswear coalition consists of the Nautica® brand and the Kipling® brand’s North American business. The Kipling® brand’s business outside of North America is included in the Outdoor & Action Sports coalition.

Nautica® brand sportswear is marketed through department stores, specialty stores, VF-operated stores and at www.nautica.com. The Nautica® brand is one of the leading men’s sportswear collection brands in department stores in the U.S. Other Nautica® product lines include men’s outerwear, underwear and swimwear, and men’s and women’s sleepwear. We operate over 80 Nautica® brand stores in premium and better outlet centers across the U.S.

The Nautica® brand is licensed to independent parties in the U.S. for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, women’s swimwear and outerwear, children’s clothing) and for non-apparel categories (e.g., accessories, fragrances, watches, eyewear, footwear, luggage, bed and bath products, furniture). Outside the U.S., Nautica® products are licensed for sale in more than 50 countries, including over 250 Nautica® brand stores operated by independent licensees in Asia, Europe, North and South America and the Middle East.

The Kipling® brand’s North American business includes handbags, luggage, backpacks, totes and accessories. In the U.S., Kipling® products are sold through department, specialty and luggage stores, more than 30 VF-operated full-price and outlet stores, and at www.kipling.com. In Canada, the Kipling® brand is sold through specialty and department stores. In the U.S., the Kipling® brand has seen significant growth, driven by new stores, comparable store growth, an expanding e-commerce business, and increased distribution.

We believe there is the potential to grow Nautica® brand revenue and improve profit performance through the growth of core sportswear products, increased average selling prices, improved product assortments and enhanced customer experiences across our wholesale, outlet store, and e-commerce channels. There is also the potential for expanding the Kipling® brand through our handbag and accessories relationship with Macy’s, Inc., e-commerce, travel retail stores, and additional VF-operated stores.

Contemporary Brands Coalition

Our Contemporary Brands coalition is focused on premium lifestyle brands, and includes the 7 For All Mankind®, Splendid® and Ella Moss® brands.

The 7 For All Mankind® brand offers premium denim and related products for women and men. While the core business remains focused on denim, the collection also includes sportswear products, such as knit and woven tops, sweaters, jackets and accessories. The 7 For All Mankind® brand is marketed primarily in North America and Europe through premium department stores, specialty stores, over 80 VF-operated stores and over 40 independently-operated partnership stores. Products are also sold online at www.7forallmankind.com.

The Splendid® brand offers premium tops and casual apparel for women, men and children, and the Ella Moss® brand offers premium sportswear for women and girls. These brands, noted for their soft wearable fabrics and vibrant colors, are marketed to upscale department and specialty stores primarily in the U.S. They are also sold through over 30 VF-operated Splendid® brand stores and one Ella Moss® brand store, and at www.splendid.com and www.ellamoss.com.

Direct-To-Consumer Operations

Our direct-to-consumer business includes full-price stores, outlet stores, e-commerce, and concession retail locations. Direct-to-consumer revenues were 27% of total VF revenues in 2015 compared with 26% in 2014.

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

In addition, VF operates outlet stores in both premium outlet malls and more traditional value-based locations. These outlet stores serve an important role in our overall inventory management and profitability by allowing VF to sell a significant portion of excess, discontinued and out-of-season products at better prices than otherwise available from outside parties, while maintaining the integrity of our brands.

Our growing global direct-to-consumer operations include 1,520 stores at the end of 2015. We operate retail store locations for the following brands: Vans®, Timberland®, The North Face®, Kipling®, Nautica®, 7 For All Mankind®, Lee®, Wrangler®, lucy®, Napapijri®, Splendid® and Ella Moss®. We also operate over 75 VF Outlet® stores in the U.S. that sell a broad selection of excess VF products, as well as other non-VF products. Approximately 70% of VF-operated stores offer products at full price, and the remainder are outlet locations.

Approximately 60% of our stores are located in the Americas region (55% in the U.S.), 25% in Europe and 15% in the Asia Pacific region. Additionally, we have over 1,100 concession retail stores located principally in Europe and Asia.

E-commerce is our fastest growing direct-to-consumer channel and represented approximately 16% of our direct-to-consumer business in 2015. We currently market the following brands online: The North Face®, Vans®, Timberland®, Lee®, Kipling®, Wrangler®, 7 For All Mankind®, lucy®, Nautica®, SmartWool®, Napapijri®, JanSport®, Splendid®, Ella Moss®, Eagle Creek®, Eastpak® and Reef®. We continue to expand our e-commerce initiatives by rolling out additional, country-specific brand sites in Europe and Asia, which enhances our ability to deliver a superior, localized consumer experience.

We expect our direct-to-consumer business to continue to grow at a faster pace than VF’s overall growth rate as we continue to drive higher comparable store sales, open new stores and expand our e-commerce presence. We opened 186 stores during 2015, concentrating on the brands where we see higher retail growth potential — Vans®, The North Face®, Timberland® and Kipling®.

In addition to our direct-to-consumer operations, our licensees, distributors and other independent parties own and operate over 3,000 partnership stores. These are primarily mono-brand retail locations selling VF products that have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and Asia, and are concentrated in the Timberland®, Lee®, The North Face®, Vans®, Wrangler®, Nautica®, Kipling® and Napapijri® brands.

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

Licensing arrangements relate to a broad range of VF brands. License agreements are for fixed terms of generally 3 to 5 years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed products sales. Royalty income was $126.1 million in 2015 (1% of total revenues), primarily from the Nautica®, Vans®, Lee®, Timberland®, and Wrangler® brands. In addition, licensees of our brands are generally required to spend from 1% to 3% of their net licensed product sales to advertise VF’s products. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees.

VF has also entered into license agreements to use trademarks owned by third parties. We market apparel under licenses granted by Major League Baseball, the Major League Baseball Players Association, the National Football League, the National Football League Players Association, the National Basketball Association, the National Hockey League, Harley-Davidson Motor Company, Inc., major colleges and universities, and individual athletes and related organizations, most of which contain minimum annual royalty and advertising requirements.

Manufacturing, Sourcing and Distribution

Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.

VF recently launched three strategic global innovation centers that focus on product innovation in technical apparel, footwear and jeanswear. The centers are staffed with dedicated scientists, engineers and technical designers who combine proprietary insights with consumer needs, and a deep understanding of technology and new materials. The innovation centers are expected to drive brand equity and sustained long-term growth.

VF’s centralized global supply chain organization is responsible for producing, procuring and delivering products to our customers. VF is highly skilled in managing the complexities associated with our global supply chain. On an annual basis, VF sources or produces approximately 557 million units spread across more than 30 brands. Our products are obtained from 28 VF-operated manufacturing facilities and approximately 1,900 contractor manufacturing facilities in over 60 countries. Additionally, we operate 32 distribution centers and 1,520 retail stores. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.

In 2015, 23% of our units were manufactured in VF-owned facilities and 77% were obtained from independent contractors. Products manufactured in VF facilities generally have a lower cost and shorter lead times than products procured from independent contractors. Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in Asia. However, contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a well-balanced, flexible approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

VF operates manufacturing facilities in the U.S., Mexico, Central and South America, the Caribbean and Europe. A significant percentage of denim bottoms and occupational apparel is manufactured in these plants, as well as a smaller percentage of footwear. For these owned production facilities, we purchase raw materials from numerous U.S. and international suppliers to meet our production needs. Raw materials include products made from cotton, leather, rubber, wool, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps, eyelets and laces). In some instances, we contract the sewing of VF-owned raw materials into finished product with independent contractors. Manufacturing in the U.S. includes all Major League Baseball uniforms, along with screen printing and embroidery of jerseys, T-shirts and fleece products. Fixed price commitments for fabric and certain supplies are generally set on a quarterly basis for the next quarter’s purchases. No single supplier represents more than 10% of our total cost of goods sold.

Independent contractors generally own the raw materials and ship finished ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Hong Kong (with satellite offices across Asia) and Panama. These hubs are responsible for coordinating the manufacturing and procurement of product, supplier management, product quality assurance, and transportation and shipping functions in the Eastern and Western Hemispheres, respectively. Substantially all products in the Outdoor & Action Sports and Sportswear coalitions, as well as a portion of products for our Jeanswear and Imagewear coalitions, are obtained through these sourcing hubs. For most products in our Contemporary Brands coalition, we contract the sewing and finishing of VF-owned raw materials through a network of independent contractors based primarily in the U.S.

Management continually monitors political risks and developments related to duties, tariffs and quotas. We limit VF’s sourcing exposure through, among other measures: (i) diversifying geographies with a mix of VF-operated and contracted production, (ii) shifting of production among countries and contractors, (iii) sourcing production to merchandise categories where product is readily available and (iv) sourcing from countries with tariff preference and free trade agreements. VF does not directly or indirectly source products from suppliers in countries that are prohibited by the U.S. State Department.

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

VF did not experience difficulty in fulfilling its raw material and contracting production needs during 2015. Absent any material changes, VF believes it would be able to largely offset any increases in product costs through (i) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution, (ii) increases in the prices of its products and (iii) cost reduction opportunities. The loss of any one supplier or contractor would not have a significant adverse effect on our business.

Product is shipped from our independent suppliers and VF-operated manufacturing facilities to distribution centers around the world. In some instances, product is shipped directly to our customers. Most distribution centers are operated by VF, and some support more than one brand. A portion of our distribution needs are met by contract distribution centers.

Seasonality

VF’s quarterly operating results vary due to the seasonality of our individual businesses, and are historically stronger in the second half of the year. On a quarterly basis in 2015, consolidated revenues ranged from a low of 20% of full year revenues in the second quarter to a high of 29% in the third quarter, while consolidated operating margin ranged from a low of 9% in the second quarter to a high of 18% in the third quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor & Action Sports coalition, where 19% of the coalition’s revenues occurred in the second quarter compared to 31% in the third quarter of 2015. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.

Working capital requirements vary throughout the year. Working capital increases early in the year as inventory builds to support peak shipping periods and then moderates later in the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income during that period and reduced working capital requirements, particularly during the fourth quarter.

Advertising, Customer Support and Community Outreach

During 2015, our advertising and promotion expense was $712.6 million, representing 5.8% of total revenues. We advertise in consumer and trade publications, on radio and television, and through digital initiatives including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending and to identify the types of spending that provide the greatest return on our marketing investments.

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

In addition to sponsorships and activities that directly benefit our products and brands, VF and its associates actively support our communities and various charities. For example, The North Face® brand has committed to programs that encourage and enable outdoor participation, such as The North Face Endurance Challenge® and The North Face Explore Fund™ programs. The Timberland® brand has a strong heritage of volunteerism, including the Path of Service™ program that offers full-time employees up to 40 hours of paid time off a year to serve their local communities through global service events such as Earth Day in the spring and Serv-a-palooza in the fall. The Wrangler® brand launched the Tough Enough to Wear Pink™ program, which honors and raises money for breast cancer survivors, and the National Patriot Program™, which funds agencies that serve wounded and fallen American military veterans and their families. The Vans® brand has hosted annual Vans® Earth Day and Vans® Gives Back Day events in which all employees at brand headquarters spend the day volunteering in the community. The Nautica® brand supports Oceana, a not-for-profit organization focused on ocean conservatism, and charity: water, a not-for-profit organization focused on providing clean, safe water to people in need. In addition, 2015 marked the twentieth year of support for the Lee National Denim Day® event, one of the country’s largest single-day fundraisers for breast cancer that has raised over $93 million since its inception to fight breast cancer. VF sponsors the “VF 100” program to honor the 100 VF associates worldwide having the highest number of volunteer service hours during the year.

Sustainability

VF’s approach to Sustainability and Responsibility (“S&R”) is to responsibly manage its business, from the way it makes, distributes and markets products to the ways it preserves the environment and supports local communities. In 2014, VF launched its inaugural S&R Report, a compilation of the many actions and investments taking place across VF for our businesses to operate in a sustainable manner. During 2015, VF continued to expand its global sustainability infrastructure and governance practices by requiring our top brands to report on their S&R practices and strategies on at least an annual basis. In addition, we are on track to meet our first carbon reduction goal to reduce our carbon footprint by 5% (with a 2009 baseline year). VF also recognized seven U.S.-based distribution centers as being “zero-waste,” meaning at least 95 percent of the waste from these factories will be diverted from landfills through recycling, composting and reuse. Other current initiatives include i) an ongoing partnership with the Better Cotton Initiative to promote sustainable farming methods, ii) retrofitting owned facilities with LED lighting and pursuing LEED (Leadership in Energy and Environmental Design) or BREEAM (Building Research Establishment Environmental Assessment Methodology) certification for new offices and distribution centers, and iii) continuing our innovative approach to responsible chemical management in our supply chain via the CHEM-IQSM chemical management program, an industry-leading method that allows us to identify and eliminate harmful chemicals before they enter our manufacturing process. In addition, VF announced its goal to be 100% powered by renewable energy by 2025 at all owned and operated facilities.

Other Matters

Competitive Factors

Our business depends on our ability to stimulate consumer demand for VF’s brands and products. VF is well-positioned to compete in the apparel, footwear and accessories sector by developing high quality, innovative products at competitive prices that meet consumer needs, providing high service levels, ensuring the right products are on the retail sales floor to meet consumer demand, investing significant amounts behind existing brands and continuing to evaluate potential acquisitions. We continually strive to improve in each of these areas. Many of VF’s brands have long histories and enjoy strong recognition within their respective consumer segments.

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

Customers

VF products are primarily sold on a wholesale basis to specialty stores, department stores, national chains and mass merchants. In addition, we sell products on a direct-to-consumer basis through VF-operated stores, concession retail stores and e-commerce sites. Our sales in international markets are growing and represented 36% of our total revenues in 2015, the majority of which were in Europe.

Sales to VF’s ten largest customers, all of which are retailers based in the U.S., amounted to 22% of total revenues in 2015, 20% in 2014, and 21% in 2013. Sales to the five largest customers amounted to approximately 16% of total revenues in 2015, 15% in 2014, and 16% in 2013. Sales to VF’s largest customer totaled 8% of total revenues in 2015, 2014 and 2013, the majority of which were derived from the Jeanswear coalition.

Employees

VF had approximately 64,000 employees at the end of 2015, of which approximately 28,000 were located in the U.S. Approximately 600 employees in the U.S. are covered by collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

Backlog

The dollar amount of VF’s order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.

Executive Officers of VF

The following are the executive officers of VF Corporation as of March 2, 2016. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.

Eric C. Wiseman, 60, has been Chairman of the Board and Chief Executive Officer of VF since August 2008 and January 2008, respectively. He has been a Director of VF since October 2006. He served as President of VF from March 2006 until June 2015. He has held a progression of leadership roles within VF since 1995.

Steve E. Rendle, 56, has been President and Chief Operating Officer and a Director of VF since June 2015. He served as Senior Vice President — Americas from April 2014 until June 2015, Vice President and Group President — Outdoor & Action Sports Americas from May 2011 until April 2014, President of VF’s Outdoor Americas businesses from 2009 to 2011, President of The North Face® brand from 2004 to 2009, and Vice President of Sales of The North Face® brand from 1999 to 2004.

Scott A. Roe, 51, has been Vice President and Chief Financial Officer of VF since April 2015. He served as Vice President – Controller and Chief Accounting Officer of VF from February 2013 until March 2015, Vice

President — Finance of VF from 2012 to 2013, Vice President — Chief Financial Officer of VF International from 2006 to 2012, and Vice President — Chief Financial Officer of VF’s former intimate apparel business from 2002 to 2006. He joined VF in 1996.

Scott H. Baxter, 51, has been Vice President and Group President — Jeanswear Americas, Imagewear and South America since May 2013. He served as Vice President and Group President — Jeanswear Americas and Imagewear from 2011 until May 2013, President of Imagewear, composed of both the Image and Licensed Sports Group businesses, from 2008 to 2011, and President of the Licensed Sports Group from 2007 to 2008.

Bryan H. McNeill, 54, has been Vice President – Controller and Chief Accounting Officer since April 2015. He served as Controller and Supply Chain Chief Financial Officer of VF International from January 2012 until March 2015, and Controller of VF International from May 2010 until December 2011.

Laura C. Meagher, 55, has been Vice President, General Counsel and Secretary since 2012. She served as Vice President — Deputy General Counsel from 2008 to 2012, and Assistant General Counsel from 2004 to 2008.

Karl Heinz Salzburger, 58, has been Vice President of VF and President — VF International since 2009. He became President of VF’s European, Middle East, Africa and Asian operations in September 2006. He served as President of VF’s international outdoor businesses from 2001 to 2006. He joined VF with the acquisition of The North Face® brand in 2000.

Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2016 (“2016 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2016, which information is incorporated herein by reference.

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

After VF’s 2016 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on May 5, 2015.

Item 1A.    Risk Factors.

The following risk factors should be read carefully in connection with evaluating VF’s business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect VF’s business, its operating results and its financial condition.

VF’s revenues and profits depend on the level of consumer spending for apparel and footwear, which is sensitive to global economic conditions and other factors. A decline in consumer spending could have a material adverse effect on VF.

The success of VF’s business depends on consumer spending, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, unemployment, stock market performance, weather conditions, energy prices and tax rates in the international, national, regional and local markets where VF’s products are sold. The current global economic environment is unpredictable and adverse economic trends or other factors could negatively impact the level of consumer spending and have a material adverse impact on VF.

The apparel and footwear industries are highly competitive, and VF’s success depends on its ability to gauge consumer preferences and product trends, and respond to constantly changing markets.

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

Failure to compete effectively or to keep pace with rapidly changing consumer preferences, markets and product trends could have a material adverse effect on VF’s business, financial condition and results of operations.

VF’s results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully manage inventory levels to meet our future order requirements. We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs, the sale of excess inventory at discounted prices, or excess inventory held by our wholesale customers, which could have a negative impact on future sales, an adverse effect on the image and reputation of VF’s brands, and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to VF’s reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations and financial condition.

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

VF may not succeed in its business strategy.

One of VF’s key strategic objectives is growth. We seek to grow organically and through acquisitions. We seek to grow by building new lifestyle brands, expanding our share with winning customers, stretching VF’s brands to new regions, managing costs, leveraging our supply chain and information technology capabilities across VF and expanding our direct-to-consumer business, including opening new stores and remodeling and expanding our existing stores, and growing our e-commerce business. We may not be able to grow our existing businesses. We may have difficulty completing acquisitions, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration. We may not be able to expand our market share with winning customers, expand our brands geographically or achieve the expected results from our supply chain initiatives. We may have difficulty recruiting, developing or retaining qualified employees. We may not be able to achieve our store and e-commerce expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably. Failure to implement our strategic objectives may have a material adverse effect on VF’s business.

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

We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage or interruption. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses, or a breach in security of these systems could adversely impact the operations of VF’s business, including management of inventory, ordering and replenishment of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media.

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

A growing percentage of VF’s total revenues (approximately 36% in 2015) is derived from markets outside the U.S. VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors or VF plants located in foreign countries. As a result, the cost of these products are affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.

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

VF’s operations and earnings may be affected by legal, regulatory, political and economic risks.

Our ability to maintain the current level of operations in our existing markets and to capitalize on growth in existing and new markets is subject to legal, regulatory, political and economic risks. These include the burdens of complying with U.S. and international laws and regulations, unexpected changes in regulatory requirements, and tariffs or other trade barriers.

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

A significant portion of VF’s 2015 net income was earned in jurisdictions outside the U.S. VF is exposed to risks of changes in U.S. policy for companies having business operations outside the U.S. There have been a number of proposed changes to U.S. income tax laws, including overall corporate and individual tax reform. Some of these tax law changes and tax reform proposals, among other things, consider accelerating the U.S. taxability of non-U.S. earnings or limiting foreign tax credits. While enactment of any such proposal is not certain, if new legislation were enacted, it is possible our U.S. income tax expense could increase, which would reduce our earnings.

We may have additional tax liabilities.

As a global company, we determine our income tax liability in various tax jurisdictions based on an analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic U.S. and international tax audits. Although we accrue for uncertain tax positions, our accrual may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our financial condition, results of operations or cash flows. Further, in an effort to deal with budget deficits, governments around the world are focusing on increasing tax revenues through increased audits and, potentially, increased tax rates for corporations. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements, and could significantly impact our profitability.

VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating expense in VF’s Consolidated Statement of Income and could be material.

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. In addition, intangible assets that are being amortized are tested for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. For these impairment tests, we use various valuation methods to estimate the fair value of our business units and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference.

It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in 2016 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

VF uses third-party suppliers and manufacturing facilities worldwide for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.

During fiscal 2015, approximately 77% of VF’s units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in the U.S., Mexico, Central and South America, the Caribbean and Europe. Any of the following could impact our ability to produce or deliver VF products:

•	Political or labor instability in countries where VF’s facilities, contractors and suppliers are located;

•	Political or military conflict could cause a delay in the transportation of raw materials and products to VF and an increase in transportation costs;

•

Disruption at ports of entry, such as the west coast dock workers labor dispute that disrupted international trade at seaports, could cause delays in product availability and increase transportation times and costs;

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

•	Disruptions at manufacturing or distribution facilities caused by natural and man-made disasters;

•	Disease epidemics and health-related concerns could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of VF’s goods produced in infected areas;

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

Our business is subject to comprehensive national, state and local laws and regulations on a wide range of environmental, employment, safety and other matters. VF could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third-party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. The costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors.

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

Fluctuations in the price, availability and quality of fabrics, leather or other raw materials used by VF in its manufactured products, or of purchased finished goods, could have a material adverse effect on VF’s cost of goods sold or its ability to meet its customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, crop yields, energy prices, weather patterns and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its customers. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.

We may be adversely affected by weather conditions.

Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our products is dependent in part on the weather and is likely to decline in years in which weather conditions do not favor the use of these products. Periods of unseasonably warm weather in the fall or winter may have a material adverse effect on our financial condition, results of operations or cash flows. Inventory accumulation by our wholesale customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows. Abnormally harsh or inclement weather can also negatively impact retail traffic and consumer spending.

A substantial portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay VF could substantially reduce VF’s revenues and profits.

A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 22% of total revenues in fiscal 2015, with our largest customer accounting for 8% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. These developments could result in a reduction in the number of stores that carry VF’s products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.

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

Our ability to obtain short-term or long-term financing on favorable terms, if needed, could be adversely affected by geopolitical risk and volatility in the capital markets.

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

VF has a $1.75 billion global revolving credit facility that expires in April 2020. If the financial markets return to recessionary conditions, this could impair the ability of one or more of the banks participating in our credit agreements to honor their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

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

VF sells merchandise direct-to-consumer through VF-operated stores and e-commerce sites. Its direct-to-consumer business is subject to numerous risks that could have a material adverse effect on its results. Risks include, but are not limited to, (a) U.S. or international resellers purchasing merchandise and reselling it overseas outside VF’s control, (b) failure of the systems that operate the stores and websites, and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (c) credit card fraud and (d) risks related to VF’s direct-to-consumer distribution centers. Risks specific to VF’s e-commerce business also include (a) diversion of sales from VF stores or wholesale customers, (b) difficulty in recreating the in-store experience through direct channels and (c) liability for online content. VF’s failure to successfully respond to these risks might adversely affect sales in its e-commerce business, as well as damage its reputation and brands.

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

During 2015, $126.1 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

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

Item 1B.    Unresolved Staff Comments.

None

Item 2.    Properties.

The following is a summary of VF Corporation’s principal owned and leased properties as of January 2, 2016.

VF’s global headquarters are located in a 180,000 square foot, owned facility in Greensboro, North Carolina. VF owns other facilities in Greensboro, including the Jeanswear coalition headquarters building. In addition, we own facilities in Stabio, Switzerland and lease offices in Hong Kong, China, which serve as our European and Asia Pacific regional headquarters, respectively. We also own or lease coalition and brand headquarter facilities throughout the world.

VF owns a 236,000 square foot facility in Appleton, Wisconsin that serves as a shared services center for our Outdoor & Action Sports coalition in North America. The Appleton facility also includes a manufacturing plant and distribution center. Additionally, we own and lease shared service facilities in Bornem, Belgium that support our international operations. Our sourcing hubs are located in Panama City, Panama and Hong Kong.

Our largest distribution centers are located in Prague, Czech Republic and Visalia, California. Additionally, we operate 30 other owned or leased distribution centers primarily in the U.S., but also in Argentina, Belgium, Canada, Chile, China, Mexico, the Netherlands, Turkey and the United Kingdom. We operate 28 owned or leased manufacturing plants primarily in Mexico, but also in Argentina, the Dominican Republic, Honduras, Nicaragua, Turkey and the U.S.

In addition to the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We operate 1,520 retail stores across the Americas, European and Asia Pacific regions. Retail stores are generally leased under operating leases and include renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.

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

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The following table sets forth the high and low sale prices of VF Common Stock, as reported on the NYSE Composite Tape in each fiscal quarter of 2015 and 2014, along with dividends declared.

	High	Low	Dividends Declared
2015
Fourth quarter	$73.59	$61.39	$0.37
Third quarter	77.36	67.18	0.32
Second quarter	76.06	68.44	0.32
First quarter	77.83	61.17	0.32

			$1.33

2014
Fourth quarter	$75.99	$61.75	$0.3200
Third quarter	67.82	59.82	0.2625
Second quarter	64.08	57.57	0.2625
First quarter	63.45	55.14	0.2625

			$1.1075

As of January 29, 2016, there were 3,612 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

Performance graph:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for the five fiscal years ended January 2, 2016. The S&P 1500 Apparel Index at the end of fiscal 2015 consisted of Carter’s, Inc., Coach, Inc., Perry Ellis International, Inc., Fossil, Inc., G-III Apparel Group, Ltd., Hanesbrands Inc., Iconix Brand Group, Inc., Kate Spade & Company, Michael Kors Holdings Ltd., Movado Group, Inc., Oxford Industries, Inc., PVH Corp., Quiksilver, Inc., Ralph Lauren Corporation, Tumi Holdings, Inc., Under Armour, Inc. and V.F. Corporation. The graph assumes that $100 was invested at the end of fiscal year 2010 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of fiscal years 2010 through 2015. Past performance is not necessarily indicative of future performance.

Comparison of Five-Year Total Return of

VF Common Stock, S&P 500 Index and S&P 1500 Apparel Index

VF Common Stock closing price on January 2, 2016 was $62.25

TOTAL SHAREHOLDER RETURNS

Comparison of Cumulative Five-Year Total Return

Company / Index	Base 2010	2011	2012	2013	2014	2015
VF Corporation	$100	$150.92	$179.87	$304.53	$370.96	$319.08
S&P 500 Index	100	102.11	116.48	156.21	178.25	180.75
S&P 1500 Apparel, Accessories & Luxury Goods	100	118.32	135.80	190.55	200.83	158.95

Issuer Purchases of Equity Securities:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended January 2, 2016 under the share repurchase program authorized by VF’s Board of Directors in 2013. All share repurchases during the quarter relate to shares acquired in connection with VF’s deferred compensation plans.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
October 4 — October 31, 2015	10,400	$66.00	10,400	30,688,976
November 1 — November 28, 2015	—	—	—	30,688,976
November 29 — January 2, 2016	—	—	—	30,688,976

Total	10,400		10,400

Item 6.    Selected Financial Data.

The following table sets forth selected consolidated financial data for the five years ended January 2, 2016. VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2015” relate to the 52-week fiscal period ended January 2, 2016, all references to “2014” relate to the 53-week fiscal period ended January 3, 2015, and all references to “2013”, “2012” and “2011” related to the 52-week fiscal periods ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

For all years presented, the data below has been adjusted for the retrospective application of changes in accounting policies to reclassify debt issuance costs from other assets to long-term debt, and to classify all deferred income tax assets and liabilities as noncurrent. See Note A within “Item 8. Financial Statements and Supplementary Data” included in this report for additional information.

This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this report. Historical results presented herein may not be indicative of future results.

	2015 (9)	2014 (9)	2013 (9)	2012 (9)	2011 (9)
	Dollars and shares in thousands, except per share amounts
Summary of Operations (1)
Total revenues	$12,376,744	$12,282,161	$11,419,648	$10,879,855	$9,459,232
Operating income	1,660,996	1,437,724	1,647,147	1,465,267	1,244,791
Net income attributable to VF Corporation	1,231,593	1,047,505	1,210,119	1,085,999	888,089

Earnings per common share attributable to VF Corporation common stockholders – basic	$2.90	$2.42	$2.76	$2.47	$2.03
Earnings per common share attributable to VF Corporation common stockholders – diluted	2.85	2.38	2.71	2.43	2.00
Dividends per share	1.3300	1.1075	0.9150	0.7575	0.6525
Dividend payout ratio (2)	46.7%	46.5%	33.8%	31.2%	32.7%

Financial Position
Working capital	$2,221,423	$2,417,504	$2,155,027	$1,583,457	$1,424,935
Current ratio	2.1	2.5	2.4	1.9	1.9
Total assets	$9,639,542	$9,845,300	$10,169,279	$9,509,319	$9,208,122
Long-term debt, less current maturities	1,401,820	1,413,847	1,416,191	1,417,027	1,817,837
Stockholders’ equity	5,384,838	5,630,882	6,077,038	5,125,625	4,525,175
Debt to total capital ratio (3)	25.7%	20.4%	19.2%	26.3%	31.7%
Weighted average common shares outstanding	425,408	432,611	438,657	439,292	437,148
Book value per common share	$12.62	$13.01	$13.80	$11.63	$10.23

Other Statistics
Operating margin (4)	13.4%	11.7%	14.4%	13.5%	13.2%
Return on invested capital (5) (6)	17.2%	14.6%	17.6%	16.3%	15.9%
Return on average stockholders’ equity (5)(7)	25.6%	19.2%	23.7%	24.7%	22.0%
Return on average total assets (5)(8)	12.9%	10.8%	13.0%	12.0%	12.0%
Cash provided by operations	$1,146,510	$1,697,629	$1,506,041	$1,275,000	$1,081,371
Cash dividends paid	565,275	478,933	402,136	333,229	285,722

(1)

Operating results for 2015 include a noncash charge for impairment of intangible assets — $143.6 million (pretax) in operating income and $97.1 million (after tax) in net income attributable to VF Corporation, $0.22 basic earnings per share and $0.23 diluted earnings per share. Operating results for 2014 include a noncash charge for impairment of goodwill and intangible assets — $396.4 million (pretax) in operating income and $306.8 million (after tax) in net income attributable to VF Corporation, $0.71 basic earnings per share and $0.70 diluted earnings per share.

(2)

Dividend payout ratio is defined as dividends per share divided by earnings per diluted share. Dividend payout ratios for 2015 and 2014, excluding the noncash charges for impairment of goodwill and intangible assets, are 43.2% and 36.0%, respectively.

(3)	Total capital is defined as stockholders’ equity plus short-term and long-term debt.
(4)	Operating margin for 2015 and 2014, excluding the noncash charges for impairment of goodwill and intangible assets, is 14.6% and 14.9%, respectively.
(5)	Return is defined as net income attributable to VF Corporation plus total interest income/expense, net of taxes.
(6)

Invested capital is defined as average stockholders’ equity plus average short-term and long-term debt. Return on invested capital for 2015 and 2014, excluding the noncash charges for impairment of goodwill and intangible assets, is 18.7% and 18.6%, respectively.

(7)	Return on average stockholders’ equity for 2015 and 2014, excluding the noncash charges for impairment of goodwill and intangible assets, is 27.5% and 24.5%, respectively.
(8)	Return on average total assets for 2015 and 2014, excluding the noncash charges for impairment of goodwill and intangible assets, is 13.9% and 13.8%, respectively.
(9)	The Timberland Company was purchased on September 13, 2011 and its results have been included since the date of acquisition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

VF Corporation (together with its subsidiaries, collectively known as “VF”) is a global leader in the design, production, procurement, marketing and distribution of branded lifestyle apparel, footwear and related products. VF’s diverse portfolio of more than 30 brands meets consumer needs across a broad spectrum of activities and lifestyles. Our long-term growth strategy is focused on four drivers — product innovation, consumer research and marketing, our direct-to-consumer infrastructure and geographic expansion.

VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, denim, backpack, luggage, accessory, sportswear, occupational and performance apparel categories. Our products are marketed to consumers shopping in specialty stores, department stores, national chains, mass merchants and our own direct-to-consumer operations, which includes VF-operated stores, concession retail stores and e-commerce sites.

VF is organized by groupings of businesses called “coalitions”. The five coalitions are Outdoor & Action Sports, Jeanswear, Imagewear, Sportswear and Contemporary Brands. These coalitions are our reportable segments for financial reporting purposes.

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2015”, “2014” and “2013” relate to the 52-week fiscal year ended January 2, 2016, the 53-week fiscal year ended January 3, 2015, and the 52-week fiscal year ended December 28, 2013, respectively. Because 2014 had 53 weeks compared to 52 weeks in 2015, we have highlighted the estimated comparative impact where relevant in the discussions below.

Highlights of 2015

All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers. References to 2015 foreign currency amounts below reflect the changes in foreign exchange rates from 2014 and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency. References to 2014 foreign currency amounts below reflect the changes in foreign exchange rates from 2013 and their impact on translating foreign currencies into U.S. dollars.

•	Revenues grew to a record $12.4 billion, a 1% increase over 2014, despite a negative 5% impact from foreign currency and a negative 1% impact from the additional week included in the 2014 results.

•	International revenues decreased 4% due to a negative 13% impact from foreign currency, and accounted for 36% of VF’s total revenues in 2015.

•

Direct-to-consumer revenues increased 3% over 2014, net of a negative 4% impact from foreign currency and a negative 3% impact from the additional week included in the 2014 results, and accounted for 27% of VF’s total revenues in 2015. VF opened 186 retail stores in 2015.

•

Gross margin decreased 50 basis points to 48.3% in 2015, reflecting benefits from changes in mix and lower product costs that were more than offset by a negative 80 basis point impact from foreign currency.

•	Cash flow from operations exceeded $1.1 billion in 2015, after the impact of a $250.0 million discretionary pension contribution by the Company.

•

Earnings per share increased 20% to $2.85 in 2015 from $2.38 in 2014, reflecting a $0.23 noncash impairment charge in the fourth quarter of 2015 resulting from VF’s annual impairment testing of intangible assets, compared with a $0.70 per share impairment charge in 2014.

•	VF increased the quarterly dividend rate by 16% in the fourth quarter, marking the 43rd consecutive year of increase in the rate of dividends paid per share.

•	VF repurchased $732.6 million of its Common Stock and paid $565.3 million in cash dividends, returning nearly $1.3 billion to stockholders.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues during the last two years:

In millions	2015 Compared with 2014	2014 Compared with 2013
Total revenues — prior year	$12,282.2	$11,419.6
Operations	699.6	953.2
Impact of foreign currency	(605.1)	(90.6)

Total revenues — current year	$12,376.7	$12,282.2

VF reported revenue growth of 1% in 2015, primarily attributable to a 3% increase in the Outdoor & Action Sports coalition and continued strength in the international and direct-to-consumer businesses, partially offset by a negative 5% impact from foreign currency. Excluding the negative impact from foreign currency, sales grew in every region around the world in 2015. Additionally, 2015 revenue growth was negatively impacted by unseasonably warm weather in the fourth quarter, a softer retail environment and the 53rd week in 2014. The extra week in 2014 negatively impacted 2015 revenue growth comparisons by 1%.

VF reported revenue growth of 8% in 2014, driven by a 13% increase in the Outdoor & Action Sports coalition, and continued strength in the international and direct-to-consumer businesses. The extra week in 2014 added approximately 1% of growth compared to 2013. Additional details on revenues are provided in the section titled “Information by Business Segment”.

VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. However, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro. The strengthening of the U.S. dollar relative to foreign currencies negatively impacted revenue comparisons in 2015 as discussed above.

The following table presents the percentage relationship to total revenues for components of the Consolidated Statements of Income:

	2015	2014	2013
Gross margin (total revenues less cost of goods sold)	48.3%	48.8%	48.1%
Selling, general and administrative expenses	33.8	33.9	33.6
Impairment of goodwill and intangible assets	1.2	3.2	—

Operating income	13.4%	11.7%	14.4%

Gross margin declined 50 basis points to 48.3% in 2015 compared with 48.8% in 2014 primarily due to foreign currency exchange rate fluctuations, which negatively impacted gross margin by 80 basis points in 2015 compared with 2014. Excluding this impact, gross margin improved 30 basis points in 2015 due to lower product costs and the continued shift in our revenue mix towards higher margin businesses, including Outdoor & Action Sports, direct-to-consumer and international, partially offset by aggressive efforts to manage inventory levels.

In 2014, gross margin increased 70 basis points to 48.8% compared with 48.1% in 2013, with improvements in nearly every coalition. The increase in gross margin reflected the continued shift in our revenue mix towards higher margin businesses, including Outdoor & Action Sports, international and direct-to-consumer. In addition, the 2014 change in classification of retail concession fees improved gross margin by 20 basis points and increased the ratio of selling, general and administration expenses to revenues compared with 2013.

Selling, general and administrative expenses as a percentage of total revenues decreased 10 basis points in 2015 compared with 2014. This decrease is primarily due to lower incentive compensation, leverage of operating expenses on higher revenues, and the benefit from a $16.6 million gain on the sale of a VF Outlet® location in 2015, partially offset by increased investments in our direct-to-consumer businesses and global product development, which includes our strategic innovation centers.

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

As part of its annual impairment testing performed in the fourth quarter of 2015, VF recorded a $143.6 million pre-tax, noncash impairment charge to reduce the carrying value of intangible assets related to our 7 For All Mankind®, Splendid® and Ella Moss® brands to their respective estimated fair values. In the fourth quarter of 2014, VF recorded a $396.4 million pre-tax, noncash impairment charge to reduce the carrying value of goodwill and intangible assets related to these same brands. No impairment charge was required in 2013. For additional information, see Notes E, F and S to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section below.

In 2015, operating margin increased 170 basis points, to 13.4% from 11.7% in 2014. The increase in operating margin reflects a lower impairment charge for intangible assets in 2015 compared with 2014.

In 2014, operating margin declined 270 basis points, to 11.7% from 14.4% in 2013. The decrease in operating margin for 2014 reflects gross margin expansion and a 320 basis point decrease from the noncash impairment charge for goodwill and intangible assets.

Net interest expense increased $2.4 million to $82.3 million in 2015. The increase in net interest expense was primarily due to higher average levels of short-term borrowings. Net interest expense decreased $0.8 million to $79.8 million in 2014, due to the repayment of $400 million of floating rate notes during the third quarter of 2013 and increased interest income on cash equivalents, partially offset by higher average levels of short-term borrowings in 2014.

Outstanding interest-bearing debt averaged $2.4 billion for 2015, $1.8 billion for 2014 and $1.9 billion for 2013, with short-term borrowings representing 41%, 22% and 10% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 3.5% in 2015, 4.6% for 2014 and 4.5% for 2013. The weighted average interest rate decreased in 2015 compared with 2014 primarily due to the increase in average levels of short-term borrowings at lower interest rates. The weighted average interest rate increased slightly in 2014 compared with 2013 primarily due to higher interest rates on international short-term borrowings.

Other income (expense) netted to income of $1.7 million in 2015, compared with expense of $5.5 million and $4.0 million in 2014 and 2013, respectively. The income in 2015 was due primarily to net foreign currency exchange gains compared to net foreign currency exchange losses in both 2014 and 2013.

The effective income tax rate was 22.1% in 2015 compared with 22.5% in 2014. The 2015 tax rate included a net discrete tax benefit of $44.0 million, which included $36.2 million of tax benefits related to the settlement of tax audits, and $4.6 million related to the retroactive impact of the Protecting Americans from Tax Hikes (“PATH”) Act of 2015 as discussed below. The $44.0 million tax benefit in 2015 reduced the effective income tax rate by 2.8% compared with a 1.0% impact of discrete items in 2014. Without discrete items, the effective tax rate during 2015 increased by approximately 1.3% primarily due to i) a lower percentage of foreign earnings in 2015, reflecting the impact of changes in foreign currency exchange rates, ii) the expiration of a favorable tax ruling in a foreign jurisdiction at the end of fiscal 2014, and iii) the comparative impact of tax benefits recorded in 2014 related to the utilization of foreign tax attributes. The international effective tax rate was 12.5% and 12.7% for 2015 and 2014, respectively. VF expects the 2016 annual tax rate to approximate 23.0%.

The PATH Act of 2015, signed into law in December 2015, permanently extended the U.S. federal research tax credit and extended certain tax credits and other incentives. The PATH Act was retroactive to January 1, 2015, and the impact was considered a discrete tax benefit when recorded in the fourth quarter of 2015.

The effective income tax rate was 22.5% in 2014 compared with 22.6% in 2013. The 2014 tax rate included a net discrete tax benefit of $13.8 million, primarily related to unrecognized tax benefits and interest (net $11.4 million tax benefit) and the retroactive impact of the Tax Increase Prevention Act of 2014 discussed below ($5.3 million tax benefit), partially offset by other discrete tax items (net $2.9 million tax expense). These discrete items collectively lowered the 2014 annual tax rate by 1.0% compared with a 1.7% impact of discrete items in 2013. Without discrete items, the effective tax rate during 2014 decreased by approximately 0.7%. The international effective tax rate was 12.7% and 12.1% for 2014 and 2013, respectively.

The Tax Increase Prevention Act of 2014, signed into law in December 2014, retroactively extended certain tax credits and incentives through tax year 2014. The impact of this tax law change to the 2014 tax year was considered a discrete tax benefit when recorded in the fourth quarter of 2014.

As a result of the above, net income in 2015 increased to $1.2 billion ($2.85 per share), compared with $1.0 billion ($2.38 per share) in 2014 and $1.2 billion ($2.71 per share) in 2013. The increase in earnings per share in 2015 compared with 2014 reflects the lower intangible asset impairment charge ($0.23 per share in 2015 compared with $0.70 per share in 2014) and improved operating performance, partially offset by the negative impact from foreign currency. The decrease in earnings per share in 2014 compared with 2013 reflects the goodwill and intangible asset impairment charge in 2014, partially offset by improved operating performance. Refer to additional discussion in the “Information by Business Segment” section below.

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

The following tables present a summary of the changes in coalition revenues and coalition profit during the last two years:

In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition revenues — 2013	$6,379.2	$2,811.0	$1,066.0	$624.7	$415.1	$123.6	$11,419.6
Operations	862.9	33.8	42.3	25.5	(14.5)	3.2	953.2
Impact of foreign currency	(43.1)	(43.0)	(4.3)	—	(0.2)	—	(90.6)

Coalition revenues — 2014	7,199.0	2,801.8	1,104.0	650.2	400.4	126.8	12,282.2
Operations	672.0	101.7	(11.6)	(15.1)	(42.9)	(4.5)	699.6
Impact of foreign currency	(470.6)	(111.3)	(9.8)	—	(13.4)	—	(605.1)

Coalition revenues — 2015	$7,400.4	$2,792.2	$1,082.6	$635.1	$344.1	$122.3	$12,376.7

In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Coalition profit — 2013	$1,106.4	$544.9	$152.2	$88.2	$38.8	$(0.6)	$1,929.9
Operations	219.0	(16.7)	13.1	(10.2)	(15.5)	(2.1)	187.6
Impact of foreign currency	(12.4)	(0.2)	(0.9)	—	0.1	—	(13.4)

Coalition profit — 2014	1,313.0	528.0	164.4	78.0	23.4	(2.7)	2,104.1
Operations	97.4	39.5	(0.6)	0.9	(15.1)	17.8	139.9
Impact of foreign currency	(143.6)	(32.1)	(5.8)	—	(2.5)	—	(184.0)

Coalition profit — 2015	$1,266.8	$535.4	$158.0	$78.9	$5.8	$15.1	$2,060.0

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports

				Percent Change
Dollars in millions	2015	2014	2013	2015	2014
Coalition revenues	$7,400.4	$7,199.0	$6,379.2	2.8%	12.9%
Coalition profit	1,266.8	1,313.0	1,106.4	(3.5%)	18.7%
Operating margin	17.1%	18.2%	17.3%

The Outdoor & Action Sports coalition includes the following brands: The North Face®, Vans®, Timberland®, Kipling® (outside of North America), Napapijri®, JanSport®, Reef®, SmartWool®, Eastpak®, lucy® and Eagle Creek®.

Global revenues for Outdoor & Action Sports increased 3% in 2015, reflecting 9% operational growth despite the warmer weather in the fourth quarter and the softer retail environment compared with 2014. The operational growth was partially offset by a negative 6% impact from foreign currency. The 53rd week in 2014 also negatively impacted 2015 revenue growth. Revenues in the Americas region increased 8% in 2015, including a 2% negative impact from foreign currency. Revenues in the Asia Pacific region increased 10% in 2015 despite a 5% negative impact from foreign currency. European revenues declined 10% in 2015, including a 16% negative impact from foreign currency.

Global revenues for The North Face® brand increased 1% in 2015 over 2014, as operational growth in the direct-to-consumer channel was partially offset by a negative 4% impact from foreign currency. Sales for The North Face® brand were negatively impacted by the warm weather in 2015, particularly during the fourth quarter when consumer demand for cold-weather products is typically at its peak. Vans® brand global revenues were up 7% in 2015, reflecting operational growth in both the direct-to-consumer and wholesale channels, partially offset by a negative 7% impact from foreign currency. Global revenues for the Timberland® brand were up 2% in 2015 driven by strong wholesale revenues, partially offset by a negative 8% impact from foreign currency and reduced consumer demand for outdoor apparel and footwear as a result of the warm weather noted above.

Global direct-to-consumer revenues for Outdoor & Action Sports grew 6% in 2015 over 2014, driven by new store openings and an expanding e-commerce business. Foreign currency negatively impacted direct-to-consumer revenues by 5% in 2015. Wholesale revenues were up 1% in 2015, including an 8% negative impact from foreign currency.

The Outdoor & Action Sports coalition revenues increased 13% in 2014 over 2013 primarily due to growth in The North Face®, Vans® and Timberland® brands, which achieved global revenue growth of 11%, 17% and 13%, respectively. Revenues in the Americas, European and Asia Pacific regions increased 14%, 9% and 17%, respectively. Direct-to-consumer revenues rose 22% in 2014 driven by increases of 31% and 24% for The North Face® and Vans® brands, respectively. New store openings and comparable sales growth, which includes an expanding e-commerce business, all contributed to the direct-to-consumer revenue growth.

Operating margin decreased 110 basis points in 2015 due to the negative impact from foreign currency and increased investments in direct-to-consumer businesses, partially offset by the leverage of operating expenses on higher revenues.

Operating margin increased 90 basis points in 2014 driven by a shift in business mix towards higher margin businesses and the leverage of operating expenses on higher revenues, partially offset by increased investments in direct-to-consumer businesses and marketing.

Jeanswear

				Percent Change
Dollars in millions	2015	2014	2013	2015	2014
Coalition revenues	$2,792.2	$2,801.8	$2,811.0	(0.3%)	(0.3%)
Coalition profit	535.4	528.0	544.9	1.4%	(3.1%)
Operating margin	19.2%	18.8%	19.4%

The Jeanswear coalition consists of the global jeanswear businesses, led by the Wrangler® and Lee® brands.

Global Jeanswear revenues were flat in 2015 compared with 2014, reflecting operational growth offset by a negative 4% impact from foreign currency. The 53rd week in 2014 also negatively impacted 2015 revenue growth. Revenues in the Americas region increased 1% in 2015, reflecting a 2% negative impact from foreign currency. Revenues in the Asia Pacific region increased 5% in 2015 despite a 4% negative impact from foreign currency. European revenues decreased 15% in 2015, including an 18% negative impact from foreign currency.

Global revenues for the Wrangler® brand were flat in 2015 compared with 2014, as 4% operational growth driven by continued strength in the mass business was offset by a negative 4% impact from foreign currency. Global revenues for the Lee® brand were also flat in 2015 compared with 2014, as continued growth in China and Europe, strong wholesale growth in India, and recent product launches in the U.S. were partially offset by a negative 5% impact from foreign currency. Revenues for the Rock & Republic® brand were down 11% in 2015 compared with 2014.

Global Jeanswear revenues were flat in 2014 over 2013, as an increase in global Wrangler® brand revenues was offset by decreases in global Lee® (driven by declines in the U.S.) and Rock & Republic® brand revenues.

In 2014, revenues in the Americas region declined 3%. Lee® brand revenues in the Americas region declined 9% in 2014, due to ongoing pressure in the U.S. mid-tier and department store channels, and unfavorable consumer trends in women’s denim. Wrangler® brand revenues in the Americas region increased 2% in 2014 driven by increases in both the western specialty and mass businesses. Partially offsetting the overall decrease in the Americas region were increases in Europe and the Asia Pacific region of 5% and 14%, respectively. The increases in both Europe and the Asia Pacific region were primarily due to wholesale and direct-to-consumer growth in the Lee® brand. Revenues in the Americas (non-U.S.) region declined 5% in 2014 compared with 2013, due to the negative impact of foreign currency translation.

Operating margin increased 40 basis points in 2015 over 2014, primarily due to lower product costs, partially offset by the negative impact from foreign currency.

Operating margin declined 60 basis points in 2014 over 2013, primarily due to initiatives to liquidate excess inventory, and lower sales volume in North America, partially offset by effective control of operating expenses.

Imagewear

				Percent Change
Dollars in millions	2015	2014	2013	2015	2014
Coalition revenues	$1,082.6	$1,104.0	$1,066.0	(1.9%)	3.6%
Coalition profit	158.0	164.4	152.2	(3.9%)	8.0%
Operating margin	14.6%	14.9%	14.3%

The Imagewear coalition consists of VF’s Image business (occupational apparel and uniforms, including the Red Kap® and Bulwark® brand industrial businesses) and Licensed Sports Group (“LSG”) business (athletic apparel and fanwear, which includes the Majestic® brand business).

Imagewear revenues decreased 2% in 2015 compared with 2014, partially due to the impact of the 53rd week in 2014. The Image business revenues decreased 6% compared with 2014 primarily due to the impact of considerably lower levels of oil and gas exploration, which negatively impacted sales of the Bulwark® brand. Revenues for the LSG business were up 4% in 2015 compared with 2014, driven by strong Major League Baseball and National Basketball Association sales.

Coalition revenues increased 4% in 2014 compared with 2013. The Image business grew 4%, driven by a 10% increase in the Red Kap® brand business. Revenues from the LSG business were up 3% in 2014 primarily due to strong National Football League sales. Effective in the first quarter of 2014, the LSG business strategically transitioned the youth business for Major League Baseball to a licensed model, which negatively impacted coalition revenues by 2% in 2014 compared with 2013.

The 30 basis point decline in operating margin in 2015 compared with 2014 was negatively impacted by lower gross margins primarily due to business mix.

The 60 basis point improvement in operating margin in 2014 compared with 2013 was positively impacted by favorable product mix in both the Image and LSG businesses.

Sportswear

				Percent Change
Dollars in millions	2015	2014	2013	2015	2014
Coalition revenues	$635.1	$650.2	$624.7	(2.3%)	4.1%
Coalition profit	78.9	78.0	88.2	1.2%	(11.6%)
Operating margin	12.4%	12.0%	14.1%

The Sportswear coalition consists of the Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports coalition).

Coalition revenues decreased 2% in 2015 over 2014, partially due to the impact of the 53rd week in 2014. Nautica® brand revenues decreased 4% in 2015 due in part to the unseasonably warm weather in the fourth quarter, which reduced consumer demand for fleece, sweaters and outerwear. Nautica® brand direct-to-consumer revenues were down 9% in 2015 compared with 2014 due to reduced traffic and the exit of less profitable stores. Wholesale revenues for the Nautica® brand were only down 1% in 2015 despite continuing challenges in the U.S. department store channel. Kipling® brand revenues in North America increased 8%, driven by growth in the direct-to-consumer and wholesale channels.

Coalition revenues increased 4% in 2014 over 2013 primarily due to a 21% increase in Kipling® brand revenues in North America, reflecting growth in the brand’s direct-to-consumer and wholesale channels. Nautica® brand revenues increased 1% in 2014, as growth in the direct-to-consumer business was partially offset by declines in wholesale revenues due to challenges in the U.S. department store channel. New store openings and comparable sales growth, which includes higher e-commerce revenues, contributed to a 14% increase in the coalition’s direct-to-consumer business.

Operating margin increased 40 basis points in 2015 over 2014, primarily driven by a shift in business mix to the higher margin Kipling® brand business and lower levels of promotional activity in the wholesale channel for the Nautica® brand, partially offset by reduced expense leverage on lower sales volume and increased investments in direct-to-consumer businesses.

Operating margin declined 210 basis points in 2014 over 2013, primarily driven by a decline in gross margin due to higher levels of promotional activity in the wholesale channel, and increased investments in infrastructure and direct-to-consumer businesses, partially offset by a shift in business mix towards the higher margin Kipling® brand business.

Contemporary Brands

				Percent Change
Dollars in millions	2015	2014	2013	2015	2014
Coalition revenues	$344.1	$400.4	$415.1	(14.1%)	(3.5%)
Coalition profit	5.8	23.4	38.8	(75.0%)	(39.7%)
Operating margin	1.7%	5.8%	9.3%

The Contemporary Brands coalition consists of the 7 For All Mankind® brand of premium denim and related apparel, and the Splendid® and Ella Moss® premium lifestyle apparel brands.

Coalition revenues decreased 14% in 2015 compared with 2014, reflecting ongoing challenges in demand for contemporary apparel and premium denim, and the negative impact of the 53rd week in 2014. In addition, foreign currency negatively impacted coalition revenues by 3% in 2015 compared to 2014. Wholesale and direct-to-consumer revenues decreased 15% and 13%, respectively, in 2015 compared with 2014. Global revenues for the 7 For All Mankind® and the combined Splendid® and Ella Moss® brands decreased 14% and 15%, respectively.

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

Operating margin decreased 410 basis points in 2015 compared with 2014 primarily due to discounting, the negative impact from foreign currency and reduced expense leverage on a lower revenue base.

Operating margin decreased 350 basis points in 2014 compared with 2013 primarily due to the cost of store openings and reduced expense leverage on a lower revenue base.

As part of its annual impairment testing performed in the fourth quarter of 2015, VF recorded a $143.6 million pre-tax, noncash impairment charge to reduce the carrying value of intangible assets related to the 7 For All Mankind®, Splendid® and Ella Moss® brands to their respective estimated fair values. In the fourth quarter of 2014, VF recorded a $396.4 million pre-tax, noncash impairment charge to reduce the carrying value of the goodwill and intangible assets related to these same brands. These charges were excluded from the coalition profit of Contemporary Brands since they are not part of the ongoing operations of the business. For additional information, see Notes E, F and S to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section below.

Other

				Percent Change
Dollars in millions	2015	2014	2013	2015	2014
Coalition revenues	$122.3	$126.8	$123.6	(3.5%)	2.4%
Coalition profit (loss)	15.1	(2.7)	(0.6)	682.1%	(362.6%)
Operating margin	12.4%	(2.1%)	(0.5%)

VF Outlet® stores in the U.S. sell VF products at prices that are generally higher than what could be realized through external wholesale channels, as well as other non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category. The increase in profit in 2015 is primarily due to a $16.6 million gain recognized on the sale of a VF Outlet® location in 2015.

Reconciliation of Coalition Profit to Consolidated Income Before Income Taxes

There are three types of costs necessary to reconcile total coalition profit to consolidated income before income taxes. These costs are (i) noncash impairment of goodwill and intangible assets, which is excluded from coalition profit because these costs are not part of the ongoing operations of the respective businesses, (ii) interest expense, net, which is excluded from coalition profit because substantially all financing costs are managed at the corporate office and are not under the control of coalition management, and (iii) corporate and other expenses, discussed below, which are excluded from coalition profit to the extent they are not allocated to the coalitions. Impairment of goodwill and intangible assets and net interest expense are discussed in the “Consolidated Statements of Income” section, and corporate and other expenses are discussed below.

Following is a summary of VF’s corporate and other expenses:

In millions	2015	2014	2013
Information systems and shared services	$307.6	$290.9	$256.9
Less costs allocated to coalitions	(236.2)	(223.6)	(199.9)

	71.4	67.3	57.0
Corporate headquarters’ costs	138.1	146.9	133.6
Other	44.3	61.3	96.2

Corporate and other expenses	$253.8	$275.5	$286.8

Information Systems and Shared Services

These costs include management information systems and the centralized finance, supply chain, human resources, direct-to-consumer and customer management functions that support worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services. Costs to develop new computer applications are generally not allocated to the coalitions. The increases in information systems and shared services costs in 2015 and 2014 resulted from the overall growth of the businesses and costs associated with expanded software system implementations and upgrades.

Corporate Headquarters’ Costs

Headquarters’ costs include compensation and benefits of corporate management and staff, legal and professional fees and general and administrative expenses that have not been allocated to the coalitions. The decrease in corporate headquarters’ costs in 2015 compared with 2014 was primarily driven by decreases in cash and stock-based compensation expense resulting from lower corporate performance versus established goals, partially offset by additional investments in our global innovation centers. The increase in corporate headquarters’ costs in 2014 over 2013 was primarily driven by increases in cash and stock-based compensation expense, resulting from corporate performance in excess of established goals and increases in VF’s share price.

Other

This category includes (i) costs of corporate programs or corporate-managed decisions that are not allocated to the coalitions, (ii) costs of registering, maintaining and enforcing certain of VF’s trademarks, and (iii) miscellaneous consolidated costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The decrease in other expense in 2015 compared with 2014 was driven by a decrease in the value of VF’s deferred compensation liability, partially offset by higher pension expense. The decrease in other expenses in 2014 compared with 2013 was driven by lower pension expense.

International Operations

International revenues declined 4% in 2015 compared with growth of 9% in 2014. The decline in 2015 is due to foreign currency, which negatively impacted international revenue growth by 13%. Revenues in Europe declined 11%, reflecting operational growth that was more than offset by a 16% negative impact from foreign currency. In the Asia Pacific region, revenues increased 9% primarily driven by strong growth in China. Foreign currency negatively impacted growth in the Asia Pacific region by 4%. Revenues in the Americas (non-U.S.) region decreased 1%, as weakening currencies in the region relative to the U.S. dollar negatively impacted growth by 15%. International revenues represented 36% and 38% of total VF revenues in 2015 and 2014, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 3% in 2015 compared with growth of 19% in 2014. The increase in 2015 was driven by operational growth in all regions and growth in nearly every brand with a retail format. The direct-to-consumer revenue increase in 2015 was partially offset by a negative 4% impact from foreign currency (primarily in Europe), and a negative 3% impact from the additional week included in the 2014 results. New store openings and comparable sales growth, which includes an expanding e-commerce business, all contributed to direct-to-consumer revenue growth. VF opened 186 stores in 2015, bringing the total number of VF-owned retail stores to 1,520 at December 2015. Direct-to-consumer revenues were 27% of total VF revenues in 2015 compared with 26% in 2014.

Analysis of Financial Condition

Balance Sheets

The following discussion refers to significant changes in balances at December 2015 compared with December 2014:

•	Increase in inventory — primarily due to lower consumer demand for cold-weather products in the fourth quarter of 2015 as a result of the unseasonably warm weather.

•

Decrease in intangible assets — driven by (i) impairment charges for 7 For All Mankind® and Splendid® and Ella Moss® to reduce the carrying values of their intangible assets to fair value, (ii) the impact of foreign currency fluctuations, and (iii) amortization expense. See Notes E and S to the consolidated financial statements for additional information.

•	Increase in short-term borrowings — due to commercial paper borrowings needed to support general corporate purposes and the $250.0 million discretionary pension contribution in 2015.

•	Decrease in accrued liabilities — primarily due to lower incentive compensation accruals, and the timing of payments for other accruals and income taxes.

•	Decrease in other liabilities — primarily due to an improvement in the funded status of the U.S. qualified pension plan, resulting from a $250.0 million discretionary pension contribution in 2015.

The funded status of the defined benefit pension plans is reflected in the balance sheet as the excess (or deficiency) of pension plan assets compared with projected benefit obligations payable to plan participants. The underfunded status of the defined benefit pension plans was $156.6 million at the end of 2015 compared with $371.7 million at the end of 2014. The underfunded status includes a $126.9 million liability related to our unfunded U.S. nonqualified defined benefit plan, $34.3 million of net liabilities related to our non-U.S. defined benefit plans, and a $4.6 million asset related to our U.S. qualified defined benefit plan. The improvement in the funded status as of December 2015 was due to i) an increase in plan assets resulting from a $250.0 million discretionary contribution in 2015, partially offset by a lower return on plan assets, and ii) a decrease in projected benefit obligations caused primarily by higher discount rates. See the “Critical Accounting Policies and Estimates” section below and Note L to the consolidated financial statements for additional discussion of the defined benefit pension plans.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

Dollars in millions	2015	2014
Working capital	$2,221.4	$2,417.5
Current ratio	2.1 to 1	2.5 to 1
Debt to total capital	25.7%	20.4%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at December 2015 compared with 2014 was primarily due to the increase in short-term borrowings as explained above, and a reduction in stockholders’ equity due to the increase in accumulated other comprehensive loss, reflecting the impact of changes in foreign currency exchange rates, and the $143.6 million noncash impairment charge of intangible assets recorded in the fourth quarter of 2015.

VF’s primary source of liquidity is the strong annual cash flow provided by operating activities. Cash from operations is typically lower in the first half of the year as inventory builds to support peak sales periods in the second half of the year. Cash provided by operating activities in the second half of the year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the year.

In summary, our cash flows were as follows:

In millions	2015	2014	2013
Cash provided by operating activities	$1,146.5	$1,697.6	$1,506.0
Cash used by investing activities	(322.8)	(329.3)	(350.3)
Cash used by financing activities	(783.3)	(1,107.4)	(983.8)

Cash Provided by Operating Activities

Cash flow provided by operating activities is dependent on the level of net income and changes in working capital. Cash provided by operating activities declined $551.1 million in 2015 primarily due to i) a $250.0 million discretionary contribution to the U.S. qualified pension plan in 2015, ii) an increase in net cash usage from working capital changes due in part to higher inventory levels at the end of 2015 as discussed above, iii) lower cash collections in 2015 due to the extra week in 2014, and iv) the negative impact of foreign currency exchange.

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

Cash Used by Investing Activities

VF’s investing activities in 2015 related primarily to capital expenditures of $254.5 million and software purchases of $63.3 million, partially offset by $16.7 million of proceeds from the sale of a VF Outlet® location. Capital expenditures increased $20.4 million compared with 2014 primarily due to the purchase of a headquarters building in the Outdoor & Action Sports coalition. Software purchases decreased $4.7 million in 2015 primarily due to the completion of a major system implementation that incurred significant costs throughout 2014 and through the middle of 2015. The decrease in software purchases was partially offset by the timing of payments to vendors, as a significant amount of payments for software purchases near the end of 2014 were made in early 2015. VF expects capital spending to approximate $300.0 million in 2016 to support continued growth. This spending is expected to be funded by cash flow from operations.

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

Cash Used by Financing Activities

The decrease in cash used by financing activities in 2015 compared with 2014 was driven by the $427.5 million increase in short-term borrowings discussed in “Balance Sheets” above, partially offset by an increase of $86.3 million in cash dividends paid in 2015.

The increase in cash used by financing activities in 2014 compared with 2013 was driven by an increase of $445.8 million in open market purchases of Common Stock and an increase of $76.8 million in cash dividends paid, partially offset by a $400.1 million decrease in payments of long-term debt.

During 2015, 2014 and 2013, VF purchased 10.0 million, 12.0 million and 6.8 million shares, respectively, of its Common Stock in open market transactions. The respective cost was $732.6 million, $727.8 million and $282.1 million with an average price per share of $73.00 in 2015, $60.46 in 2014 and $41.19 in 2013.

As of the end of 2015, the Company had 30.7 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. From January 4, 2016 to February 26, 2016, the Company repurchased approximately 5.0 million shares of Common Stock in open market transactions for $301.8 million (average price per share of $59.90). VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.

In April 2015, VF entered into a $1.75 billion senior unsecured revolving line of credit (the “Global Credit Facility”) which supports the $1.75 billion U.S. commercial paper program described below. The Global Credit Facility expires in April 2020 and VF may request two extensions of one year each, subject to stated terms and conditions. The Global Credit Facility replaced VF’s $1.25 billion revolving credit facility that was scheduled to expire in December 2016. The Global Credit Facility may be used to borrow funds in both U.S. dollar and non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. Borrowings under the Global Credit Facility are priced at a credit spread of 80.5 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 7.0 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.

VF has a commercial paper program that allows for borrowings of up to $1.75 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of December 2015 were $423.0 million and $17.3 million, respectively, leaving $1,309.7 million available for borrowing against the Global Credit Facility at December 2015.

VF has $110.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Borrowings under these arrangements had a weighted average interest rate of 6.0% and 5.3% at December 2015 and 2014, respectively, excluding accepted letters of credit which are non-interest bearing to VF. Total outstanding balances under these arrangements were $26.6 million and $21.8 million at December 2015 and 2014, respectively.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of 2015, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.

Cash dividends totaled $1.33 per share in 2015, compared with $1.1075 in 2014 and $0.9150 in 2013. The dividend payout rate was 46.7% of diluted earnings per share in 2015 (43.2% excluding the effects of the noncash intangible asset impairment charge), 46.5% in 2014 (36.0% excluding the effects of the noncash goodwill and intangible asset impairment charge), and 33.8% in 2013. Based on the quarterly dividend in place, the current indicated annual dividend rate for 2016 is $1.48 per share.

As of December 2015, approximately $697.5 million of cash and short-term investments was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. VF’s intent is to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the U.S., VF would be required to provide taxes on these amounts based on applicable U.S. tax rates, net of foreign taxes already paid.

Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2015 that will require the use of funds:

		Payment Due or Forecasted by Period
In millions	Total	2016	2017	2018	2019	2020	Thereafter
Recorded liabilities:
Long-term debt (1)	$1,431	$13	$254	$4	$4	$4	$1,152
Other (2)	605	155	76	67	54	54	199
Unrecorded commitments:
Interest payment obligations (3)	945	74	74	59	58	58	622
Operating leases (4)	1,615	363	306	251	192	171	332
Minimum royalty payments (5)	453	58	89	109	95	50	52
Inventory obligations (6)	1,715	1,715	—	—	—	—	—
Other obligations (7)	105	100	4	1	—	—	—

	$6,869	$2,478	$803	$491	$403	$337	$2,357

(1)	Long-term debt consists of required principal payments on long-term debt and capital lease obligations.

(2)

Other recorded liabilities represent payments due for long-term liabilities in VF’s Consolidated Balance Sheet related to deferred compensation and other employee-related benefits, product warranty claims and other liabilities. These amounts are based on historical and forecasted cash outflows. Amounts exclude liabilities for unrecognized income tax benefits and deferred income taxes.

(3)

Interest payment obligations represent required interest payments on long-term debt and the interest portion of payments on capital leases. Amounts exclude amortization of debt issuance costs, debt discounts and acquisition costs that would be included in interest expense in the consolidated financial statements.

(4)

Operating leases represent required minimum lease payments. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities and maintenance. These costs are not included above and were approximately 20% of rent expense in 2015. Total lease commitments exclude $2.0 million of payments to be received under noncancelable subleases.

(5)

Minimum royalty payments represent obligations under license agreements to use trademarks owned by third parties and include required minimum advertising commitments. Actual payments could exceed minimum royalty obligations.

(6)

Inventory obligations represent binding commitments to purchase finished goods, raw materials and sewing labor that are payable upon delivery of the inventory to VF. This obligation excludes the amount included in accounts payable at December 2015 related to inventory purchases.

(7)

Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects.

VF had other financial commitments at the end of 2015 that are not included in the above table but may require the use of funds under certain circumstances:

•	Funding contributions to VF’s defined benefit pension plans are not included in the table because it is uncertain whether or when further contributions will be required.

•

$115.9 million of surety bonds, standby letters of credit and international bank guarantees are not included in the above table because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.

•	Purchase orders for goods or services in the ordinary course of business are not included in the above table because they represent authorizations to purchase rather than binding commitments.

•

VF has guaranteed approximately $1.1 million of outstanding loans issued by the International Finance Corporation to VF suppliers. At December 2015, VF has a $0.1 million liability related to the estimated fair value of these guarantees.

Management believes that VF’s cash balances and funds provided by operating activities, as well as its Global Credit Facility, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain the planned dividend payout rate, and (iii) flexibility to meet investment opportunities that may arise.

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

Insured risks

VF is self-insured for a significant portion of its employee medical, workers’ compensation, vehicle and general liability exposures. VF purchases insurance from highly-rated commercial carriers to cover other risks, including directors and officers, property and umbrella, and to establish stop-loss limits on self-insurance arrangements.

Cash and equivalents risks

VF had $945.6 million of cash and equivalents at the end of 2015. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business. Similarly, management monitors the credit quality of cash equivalents.

Defined benefit pension plan risks

At the end of 2015, VF’s defined benefit pension plans were underfunded by a net total of $156.6 million. The underfunded status includes a $126.9 million liability related to our unfunded U.S. nonqualified defined benefit plan, $34.3 million of net liabilities related to our non-U.S. defined benefit plans, and a $4.6 million asset related to our U.S. qualified defined benefit plan. VF has made significant cash contributions in recent years to improve the funded status of its plans, including discretionary contributions to the U.S. qualified plan of $250.0 million in 2015 and $50.0 million in 2014. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.

VF’s reported earnings are subject to risks due to the volatility of its pension expense. Pension expense has ranged from $57.9 million to $89.5 million over the last three years, with the fluctuations primarily due to varying amounts of actuarial gains and losses that are deferred and amortized to future years’ expense. The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.

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

Interest rate risks

VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since a significant portion of VF’s long-term debt has fixed interest rates, the exposure primarily relates to changes in interest rates on variable rate short-term borrowings (which averaged $1.0 billion during 2015). However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during 2015, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $5.7 million.

Foreign currency exchange rate risks

VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 36% of VF’s revenues in 2015 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. VF does not hedge the translation of foreign currency operating results into the U.S. dollar; however, management does hedge foreign currency transactions as discussed later in this section.

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

VF monitors net foreign currency market exposures and enters into derivative foreign currency contracts to hedge the effects of exchange rate fluctuations for a significant portion of forecasted foreign currency cash flows or specific foreign currency transactions (relating to cross-border inventory purchases, production costs, product sales, operating costs and intercompany royalty payments). VF’s practice is to buy or sell foreign currency exchange contracts that cover up to 80% of foreign currency exposures for periods of up to 24 months. Currently, VF uses only forward foreign currency exchange contracts but may use options or collars in the future. This use of financial instruments allows management to reduce the overall exposure to risks from exchange rate fluctuations on VF’s cash flows and earnings, since gains and losses on these contracts will offset losses and gains on the transactions being hedged.

For cash flow hedging contracts outstanding at the end of 2015, if there were a hypothetical change in foreign currency exchange rates of 10% compared with rates at the end of 2015, it would result in a change in fair value of those contracts of approximately $172.4 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.

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

Inventories

VF’s inventories are stated at the lower of cost or net realizable value. Cost includes all material, labor and overhead costs incurred to manufacture or purchase the finished goods. Overhead allocated to manufactured product is based on the normal capacity of plants and does not include amounts related to idle capacity or abnormal production inefficiencies. VF performs a detailed review at each business unit, at least quarterly, of all inventories on the basis of individual styles or individual style-size-color stock keeping units to identify slow moving or excess products, discontinued and to-be-discontinued products, and off-quality merchandise. This review matches inventory on hand, plus current production and purchase commitments, with current and expected future sales orders. Management performs an evaluation to estimate net realizable value using a systematic and consistent methodology of forecasting future demand, market conditions and selling prices less costs of disposal. If the estimated net realizable value is less than cost, VF provides an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to VF’s timely identification and rapid disposal of these distressed inventories.

Existence of physical inventory is verified through periodic physical inventory counts and ongoing cycle counts at most locations throughout the year. VF provides for estimated inventory losses that have likely occurred since the last physical inventory date. Historically, physical inventory shrinkage has not been significant.

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

VF’s policy is to review property, plant and equipment and definite-lived intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. VF tests for potential impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent. VF measures recoverability of the carrying value of an asset or asset group by comparison with the estimated undiscounted cash flows expected to be generated by the asset. If the forecasted undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, a fair value analysis must be performed, and an impairment charge is recorded if there is an excess of the asset’s carrying value over its estimated fair value.

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

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. As part of its annual impairment testing, VF may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If management’s assessment of these qualitative factors indicates that it is not more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the intangible asset or reporting unit must be quantitatively tested for impairment.

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

Management concluded that there were no triggering events that caused us to test goodwill or indefinite-lived intangible assets prior to our annual impairment testing date on the first day of the fourth quarter, which coincided with the timing of the severe performance decline in the Contemporary Brands coalition. As such, management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of 2015. VF elected to bypass the qualitative assessment and perform a quantitative analysis for the Timberland® and Reef® reporting units, and for the Timberland®, Reef®, Rock &

Republic®, Splendid® and Ella Moss®, and 7 For All Mankind® trademark intangible assets. Management performed a qualitative analysis for all other reporting units and trademark intangible assets, as discussed below in the “Other reporting units — qualitative impairment analysis” section.

Timberland® impairment analysis

As of the beginning of the fourth quarter of 2015, VF performed a quantitative impairment analysis of the goodwill and trademark intangible asset for the Timberland® reporting unit and concluded that both the goodwill and the trademark were not impaired. The estimated fair values of the goodwill and trademark intangible asset exceeded their respective carrying values by a significant amount.

The Timberland® reporting unit, acquired in 2011, sells outdoor, adventure-inspired lifestyle footwear, apparel and accessories for men, women and children. Products are sold globally through multiple wholesale and direct-to-consumer channels.

The Timberland® reporting unit has experienced strong revenue and profit growth in recent years, primarily due to product innovation and heightened brand awareness which has led to solid performance in the wholesale and e-commerce businesses. Key assumptions developed by VF management and used in our quantitative analysis of the Timberland® reporting unit and trademark asset include:

•	Moderate revenue growth rates in line with recent history, balanced across the wholesale and direct-to-consumer channels

•	Additional openings of retail stores and continued growth in the e-commerce business

•	Wholesale growth driven by continued door expansion with existing and new customers

•	Modest gross margin expansion in line with recent history and based on updated strategies

•	Increased leverage of selling, general and administrative expenses on higher revenues

•	Improved profitability over historical levels based on the assumptions discussed above

•	Market-based discount rates

•	Royalty rate based on active license agreements of the brand

Actual results for the Timberland® reporting unit may vary from projected results. Accordingly, management performed sensitivity analysis on the impairment models and concluded that the reporting unit goodwill and trademark intangible asset were not impaired, even with significant negative changes made to key assumptions. For example, a 50% decrease in the forecasted cumulative average revenue growth rate used in the trademark intangible asset impairment model did not cause its estimated fair value to decline below carrying value. Similarly for goodwill, a 50% decrease in projected cash flows did not cause the estimated fair value of the reporting unit to decline below its carrying value. Separately, a 100 basis point increase in the discount rate did not cause the estimated fair values of the Timberland® reporting unit or trademark intangible asset to decline below their respective carrying values.

Reef® impairment analysis

As of the beginning of the fourth quarter of 2015, VF performed a quantitative impairment analysis of the goodwill and trademark intangible asset for the Reef® reporting unit and concluded that both the goodwill and the trademark were not impaired. The estimated fair values of the goodwill and trademark intangible asset exceeded their respective carrying values by a significant amount.

The Reef® reporting unit, acquired in 2005, sells surf-inspired products including sandals, shoes, swimwear, casual apparel and accessories for men, women and children. Products are sold through the wholesale channel and online primarily in North America, as well as in European and South American markets. As part of the 2009 annual impairment analysis, a portion of the Reef® goodwill ($31.1 million) and trademark ($5.6 million) was written down to estimated fair values of $48.3 million and $74.4 million, respectively.

Recent performance by the brand has been negatively impacted by isolated events such as an unseasonably cold Spring in 2014 and supplier issues in 2015. However, VF is optimistic about the brand because of the one-off nature of these recent occurrences that negatively impacted sales, the success of recent product introductions, and continued operational growth in Europe. Key assumptions developed by VF management and used in our quantitative analysis of the Reef® reporting unit and trademark asset include:

•	Modest revenue growth in the wholesale channel driven by door expansion with existing and new customers

•	Strong growth in the e-commerce business

•	Modest gross margin expansion based on updated strategies

•	Increased leverage of selling, general and administrative expenses on higher revenues

•	Improved profitability over historical levels based on the assumptions discussed above

•	Market-based discount rates

•	Royalty rate based on active license agreements of the brand

Actual results for the Reef® reporting unit may vary from projected results. Accordingly, management performed sensitivity analysis on the impairment models and concluded that the reporting unit goodwill and trademark intangible asset were not impaired, even with significant negative changes made to key assumptions. For example, a 50% decrease in the forecasted cumulative average revenue growth rate used in the trademark intangible asset impairment model did not cause its estimated fair value to decline below carrying value. Similarly for goodwill, a 50% decrease in projected cash flows did not cause the estimated fair value of the reporting unit to decline below its carrying value. Separately, a 100 basis point increase in the discount rate did not cause the estimated fair values of the Reef® reporting unit or trademark intangible asset to decline below their respective carrying values.

Rock & Republic® impairment analysis

As of the beginning of the fourth quarter of 2015, VF performed a quantitative impairment analysis of the trademark intangible asset for the Rock & Republic® brand and concluded that the trademark was not impaired. The estimated fair value of the trademark intangible asset exceeded its carrying value of $58.1 million by 4%.

The Rock & Republic® brand was acquired in 2011 and has an exclusive wholesale distribution and licensing arrangement with Kohl’s Corporation. Recent performance of the brand has been negatively impacted by challenging consumer trends in the women’s denim category.

VF expects that recent price changes, new product launches, and increased marketing and supply chain initiatives in collaboration with Kohl’s will improve the brand’s performance in future periods. Key assumptions developed by VF management and used in our quantitative analysis of the Rock & Republic® trademark asset include:

•	Modest revenue growth, primarily driven by the licensing business

•	Market-based discount rates

•	Royalty rate based on the current exclusive agreement with Kohl’s

In February 2016, VF and Kohl’s agreed to renew the contract for an additional three-year term, with four optional three-year renewal periods. The terms of the agreement are consistent with the assumptions used in our analysis. However, actual results for the Rock and Republic® brand may vary from projected results. Additionally, because our quantitative analysis shows that the estimated fair value of the trademark is essentially equal to its carrying value, any negative variances from our assumptions would result in a decrease in fair value and a potential impairment charge. For example, a 10% decrease in the forecasted cumulative average revenue growth rate for the licensing business, or a 100 basis point increase in the discount rate, would cause the estimated fair value of the trademark to decline below its carrying value.

Splendid® and Ella Moss® impairment analysis

VF performed a fair value assessment of the trademark intangible asset for the Splendid® and Ella Moss® reporting unit as of the beginning of the fourth quarter of 2015, and recorded a $15.3 million impairment charge.

The Splendid® and Ella Moss® reporting unit, acquired in 2009, sells premium tops and casual apparel primarily in the women’s contemporary apparel space. In recent years, the brand has been negatively impacted by challenging consumer trends in women’s contemporary apparel, which has led to reduced foot traffic and increased promotional activity in department stores and in our VF-operated stores. As a result, all goodwill related to the Splendid® and Ella Moss® reporting unit was written off as part of the 2014 impairment analysis ($142.4 million). Additionally in 2014, management recognized impairment charges related to the Splendid® and Ella Moss® trademark and definite-lived customer relationship asset of $45.7 million and $64.2 million, respectively.

In 2015, the Splendid® and Ella Moss® reporting unit continued to be challenged by reduced consumer demand for contemporary apparel, particularly in the later months of the year, which caused brand performance to miss the revenue and profitability projections used in the 2014 impairment analysis. Management’s revenue and profitability forecasts used in the Splendid® and Ella Moss® trademark valuation were developed in conjunction with management’s annual strategic plan review conducted in the fourth quarter. Our resulting revised outlook for business performance took a more cautious view and considered recent performance and trends, strategic initiatives, the general softness of the contemporary apparel market, and expected further declines in this market. Key assumptions developed by VF management and used in our quantitative analysis of the Splendid® and Ella Moss® trademark include:

•	Modest revenue decline, primarily driven by the wholesale channel

•	Market-based discount rates

•	Royalty rate based on active license agreements of these brands

The Splendid® and Ella Moss® trademark has a remaining carrying value of $37.9 million as of December 2015. Because actual results for the Splendid® and Ella Moss® reporting unit may vary from projected results, management performed sensitivity analysis on the trademark impairment valuation, noting that a 50% increase in the forecasted cumulative average revenue rate of decline used in the valuation would increase the 2015 trademark impairment charge by approximately $2.5 million. Separately, a 100 basis point increase in the discount rate would increase the impairment charge by approximately $3.2 million.

Also in 2015, management concluded that a triggering event occurred related to the Splendid® and Ella Moss® definite-lived customer relationship intangible asset based on the results of the trademark valuation, as well as management’s annual strategic plan review conducted in the fourth quarter. Accordingly, management performed a quantitative impairment analysis, which utilized the assumptions listed above for the trademark valuation, and also considered historical attrition rates, revenues and profitability related to wholesale customers that existed at acquisition. VF recorded an $11.7 million impairment charge for the Splendid® and Ella Moss® customer relationship asset, which has no remaining carrying value as of December 2015.

7 For All Mankind® impairment analysis

VF performed a fair value assessment of the trademark intangible asset at the 7 For All Mankind® reporting unit as of the beginning of the fourth quarter of 2015, and recorded a $76.1 million impairment charge.

The 7 For All Mankind® reporting unit, acquired in 2007, markets premium denim through wholesale and direct-to-consumer channels primarily in North America and Europe. Over the last several years, the brand has been negatively impacted by ongoing challenges in the premium denim market. As a result, all goodwill related to the 7 For All Mankind® reporting unit was written off as part of the 2010 impairment analysis. In addition, a portion of the original value of the trademark was impaired in 2010 ($6.6 million) and 2014 ($87.6 million) as part of the trademark impairment analysis for those years. Also in 2014, management recorded a $56.6 million impairment charge related to the 7 For All Mankind® customer relationship asset.

In 2015, the market for premium denim and apparel continued to decline as reduced consumer demand was amplified by a reduction in tourism, which negatively impacted revenues at our stores in urban and tourist locations, particularly in the later months of the year. As a result, the brand’s 2015 performance missed the revenue and profitability projections included in the 2014 impairment analysis. Management’s revenue and profitability forecasts used in the 7 For All Mankind® trademark valuation were developed in conjunction with management’s annual strategic plan review conducted in the fourth quarter. Our resulting revised outlook for business performance took a more cautious view and considered recent performance and trends, strategic initiatives, the general softness of the premium denim and apparel market, and expected further declines in this market. Key assumptions developed by VF management and used in our quantitative analysis of the 7 For All Mankind® trademark include:

•	Relatively flat wholesale and direct-to-consumer revenues, with near-term declines forecasted for both channels.

•	Market-based discount rates

•	Royalty rate based on active license agreements of the brand

The 7 For All Mankind® trademark has a remaining carrying value of $126.1 million as of December 2015. Because actual results for the 7 For All Mankind® reporting unit may vary from projected results, management performed sensitivity analysis on the trademark impairment valuation, noting that a 50% decrease in the forecasted cumulative average revenue growth rate used in the valuation would increase the 2015 trademark impairment charge by approximately $4.6 million. Separately, a 100 basis point increase in the discount rate would increase the impairment charge by approximately $10.8 million.

Also in 2015, management concluded that a triggering event occurred related to the 7 For All Mankind® definite-lived customer relationship intangible asset based on the results of the trademark valuation, as well as management’s annual strategic plan review conducted in the fourth quarter. Accordingly, management performed a quantitative impairment analysis, which utilized the assumptions listed above for the trademark valuation, and also considered historical attrition rates, revenues and profitability related to wholesale customers that existed at acquisition. VF recorded a $40.5 million impairment charge for the 7 For All Mankind® customer relationship asset, which has no remaining carrying value as of December 2015.

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

Management’s use of estimates and assumptions

It is possible that VF’s conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and intangible asset impairment testing performed as of the beginning of the fourth quarter of 2015 will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2016 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.

A future impairment charge for goodwill or intangible assets could have a material effect on VF’s consolidated financial position and results of operations.

Stock Options

VF uses a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. VF believes that a lattice model provides a refined estimate of the fair value of options because it can incorporate (i) historical option exercise patterns and multiple assumptions about future option exercise patterns for each of several groups of option holders and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. Management performs an annual review of all assumptions employed in the valuation of option grants and believes they are reflective of the outstanding options and underlying Common Stock and of groups of option participants. The lattice valuation incorporates the assumptions listed in Note N to the consolidated financial statements.

One of the critical assumptions in the valuation process is estimating the expected average life of the options before they are exercised. For each option grant, VF estimated the expected average life based on evaluations of the historical and expected option exercise patterns for each of the groups of option holders that have historically exhibited different option exercise patterns. These evaluations included (i) voluntary stock option exercise patterns based on a combination of changes in the price of VF Common Stock and periods of time that options are outstanding before exercise and (ii) involuntary exercise patterns resulting from turnover, retirement and death.

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

Pension Obligations

VF sponsors a qualified defined benefit pension plan covering most full-time U.S. employees hired before 2005 and an unfunded supplemental defined benefit pension plan that provides benefits in excess of the limitations imposed by income tax regulations. VF also sponsors certain non-U.S. defined benefit pension plans. The selection of actuarial assumptions for determining the projected pension benefit liabilities and annual pension expense is significant due to amounts involved and the long time period over which benefits are accrued and paid.

Management reviews annually the principal economic actuarial assumptions, summarized in Note L to the consolidated financial statements, and revises them as appropriate based on current rates and trends. VF also periodically reviews and revises, as necessary, other plan assumptions such as rates of compensation increases, retirement, termination, disability and mortality. VF believes the assumptions appropriately reflect the participants’ demographics and projected benefit obligations of the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.

Effective fiscal year 2015, VF early-adopted FASB ASU 2015-04, Practical Expedient for Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. This standard permits companies with a non-calendar fiscal year-end to use the calendar month end closest to their fiscal year-end to measure defined benefit plan assets and liabilities. Therefore, all plan assets and liabilities were valued as of December 31, 2015. This did not impact our valuation as December 31, 2015 was also the last business day of our fiscal year.

The below discussion of discount rate, return on assets and mortality assumptions relate specifically to the U.S. pension plans, as they comprise approximately 93% of VF’s total defined benefit plan assets and approximately 92% of VF’s total projected benefit obligations of the combined U.S. and international plans.

One of the critical assumptions used in the actuarial model is the discount rate, which is used to estimate the present value of future cash outflows necessary to meet projected benefit obligations for the specific plan. It is the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. The discount rate assumption is based on current market interest rates. VF selects a discount rate for each of the U.S. pension plans by matching high quality corporate bond yields to the timing of projected benefit payments to participants in each plan. VF uses the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service or Standard & Poor’s Ratings Services. VF excludes the highest and lowest yielding bonds from this population of approximately 688 such bonds having at least $50.0 million outstanding that are noncallable/nonputable unless with make-whole provisions. Each plan’s projected benefit payments are matched to current market interest rates over the expected payment period to calculate an associated present value. A single equivalent discount rate is then determined that produces the same present value. The resulting discount rate is reflective of both the current interest rate environment and the plan’s distinct liability characteristics. VF believes that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards and that the 2015 discount rates of 4.45% for the U.S. qualified defined benefit pension plan and 4.44% for the unfunded supplemental defined benefit plan appropriately reflect current market conditions and the long-term nature of projected benefit payments to participants in the U.S. pension plans. These higher discount rates, compared with the rates of 4.05% for the U.S. qualified defined benefit pension plan and 4.00% for the unfunded supplemental defined benefit plan at the end of 2014, reflect the general increase in yields of U.S. government obligations and high quality corporate bonds during 2015. The discount rate for the plans may differ from the rates used by other companies because of a longer expected duration of benefit payments reflecting (i) the higher percentage of female participants who generally have a longer life expectancy than males and (ii) the higher percentage of inactive participants who will not begin receiving vested benefits for many years.

The SEC announced in 2015 that it would not object to companies using the spot rate approach, a more granular approach to measuring service cost and interest cost. VF adopted the spot rate approach at year-end 2015. Previously, the same single equivalent discount rate determined for measuring the projected benefit obligation was also used to determine service cost and interest cost. Under the new spot rate approach, the full yield curve is applied separately to cash flows for each projected benefit obligation, service cost, and interest cost for a more precise calculation. The change to the spot rate approach on the year-end 2015 projected benefit obligation valuation had an immaterial impact. However, the new approach impacts 2016 pension expense by lowering service cost and interest cost by approximately $13.5 million. VF expects that the spot rate approach will continue to lower service and interest cost in the next several years.

Another critical assumption of the actuarial model is the expected long-term rate of return on investments. VF’s investment objective is to invest in a diversified portfolio of assets with an acceptable level of risk to maximize the long-term return while minimizing volatility in the value of plan assets relative to the value of plan liabilities. These risks include market, interest rate, credit, liquidity, regulatory and foreign securities risks. Investment assets consist of U.S. and international equity, corporate and governmental fixed-income securities, insurance contracts, and alternative assets. VF develops a projected rate of return for each of the investment asset classes based on many factors, including historical and expected returns, the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed-income securities. The weighted average projected long-term rates of return of the various assets held by the qualified plan provide the basis for the expected long-term rate of return actuarial assumption. VF’s rate of return assumption was 6.25% in 2015, 6.50% in 2014 and 7.00% in 2013. In recent years, VF has altered the investment mix by (i) increasing the allocation to fixed-income investments and reducing the allocation to equity investments, (ii) increasing the allocation in equities to more international investments and, (iii) adding alternative assets as an asset class. The changes in asset allocation are anticipated, over time, to reduce the year-to-year variability of the U.S. plan’s funded status and resulting pension expense. Management monitors the plan’s asset allocation to balance risk with anticipated investment returns in a given year. Based on an evaluation of market conditions and projected market returns, VF will be using a rate of return assumption of 6.00% for the U.S. plan for 2016.

We consistently review all of our demographic assumptions as part of the normal management of our defined benefit plans, and update these assumptions as appropriate. In 2014, the Society of Actuaries (SOA) issued new mortality tables (RP-2014) and mortality improvement scales (MP-2014) which reflect longer life expectancies than the previous tables. This updated information was considered, along with the characteristics of our plan-specific populations and other data where appropriate, in developing our best estimate of the expected mortality rates of plan participants in the U.S. pension plans. In 2015, the SOA issued MP-2015, an updated scale (based on the same underlying SOA RP-2014 study) that reflects two additional years of mortality experience. VF considered the newly released MP-2015 and determined it is directionally consistent with the assumptions adopted by VF in 2014.

Differences between actual results in a given year and the actuarially determined assumed results for that year (e.g., investment performance, discount rates and other assumptions) do not affect that year’s pension expense, but instead are deferred as unrecognized actuarial gains or losses in accumulated other comprehensive income in the Consolidated Balance Sheet. At the end of 2015, there were $586.8 million of pretax accumulated deferred actuarial losses, plus $17.5 million of pretax deferred prior service costs, resulting in an after tax amount of $372.2 million in accumulated other comprehensive income (loss) in the 2015 Consolidated Balance Sheet. These deferred losses will be amortized as a component of pension expense.

Pension expense recognized in the financial statements was $64.8 million in 2015, $57.9 million in 2014 and $89.5 million in 2013. This compares with the cost of pension benefits actually earned each year by covered active employees (commonly called “service cost”) of $29.2 million in 2015, $24.2 million in 2014 and $25.4 million in 2013. Pension expense has been significantly higher than the annual service cost in recent years due to the amortization of unrecognized actuarial losses (as discussed in the preceding paragraph). Looking forward, VF expects 2016 pension expense to decrease to approximately $61.8 million which reflects a reduction in expense related to application of the spot rate approach, partially offset by an increase in amortization of unrecognized actuarial losses.

The sensitivity of changes in actuarial assumptions on 2015 pension expense and on projected benefit obligations related to the U.S. defined benefit pension plan at the end of 2015, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
Dollars in millions	Pension Expense	Projected Benefit Obligations
0.50% decrease in discount rate	$19	$113
0.50% increase in discount rate	(17)	(102)
0.50% decrease in expected investment return	9	—
0.50% increase in expected investment return	(9)	—
0.50% decrease in rate of compensation change	(2)	(5)
0.50% increase in rate of compensation change	2	5

As discussed in the “Risk Management” section above, VF has taken several steps to reduce volatility in the pension plans and their impact on the financial statements. On a longer-term basis, VF believes the year-to-year variability of the retirement benefit expense should decrease.

Income Taxes

As a global company, VF is subject to income taxes and files income tax returns in over 100 U.S. and foreign jurisdictions each year. Almost every jurisdiction in which VF operates has a lower effective income tax rate than the U.S. As discussed in Note O to the consolidated financial statements, VF has been granted a lower effective income tax rate on taxable earnings in certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities. VF makes an ongoing assessment to identify any significant exposure related to increases in tax rates in international jurisdictions.

In February 2015, the European Union Commission (“EU”) opened a state aid investigation into rulings granted to companies under Belgium’s excess profit tax regime. On January 11, 2016, the EU announced its decision that these rulings were illegal and ordered that tax benefits granted under these rulings should be collected from the affected companies, including VF. If this matter is adversely resolved, the Belgian government may be required to assess, and VF may be required to pay, past taxes reflective of the disallowed alleged state aid that VF received in years 2010 through 2014. VF is currently assessing its legal options and the impact that an adverse outcome would have on the Company’s financial statements in future periods, but does not expect the impact to be material.

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

VF has $139.6 million of gross deferred income tax assets related to operating loss and capital loss carryforwards, and $95.4 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.

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

Recently Issued and Adopted Accounting Standards

See Note A to the consolidated financial statements, beginning on page F-10 of this Annual Report, for discussion of recently issued and adopted accounting standards.

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

Item 8.    Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page F-1 of this Annual Report for information required by this Item 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of January 2, 2016. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of January 2, 2016. The effectiveness of VF’s internal control over financial reporting as of January 2, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

See page F-2 of this Annual Report for “Management’s Report on Internal Control Over Financial Reporting.”

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I of this Annual Report under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2016 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2016, which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2016 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2016, which information is incorporated herein by reference.

Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2016 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2016, which information is incorporated herein by reference.

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

Item 11.    Executive Compensation.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF — Directors’ Compensation” and “Executive Compensation” in VF’s 2016 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2016, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2016 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2016, which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2016 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2016, which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2016 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended January 2, 2016, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this 2015 report:

1. Financial statements

2. Financial statement schedules

Page Number
Schedule II — Valuation and Qualifying Accounts	F-51

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

Number	Description

3.	Articles of incorporation and bylaws:

	(A)	Articles of Incorporation, restated as of October 21, 2013 (Incorporated by reference to Exhibit 3(1) to Form 8-K dated October 21, 2013)

	(B)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3(B) to Form 10-K for the year ended December 29, 2012)

4.	Instruments defining the rights of security holders, including indentures:

	(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

	(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

	(C)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

	(D)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

	(E)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 10, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)

	(F)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)

Number	Description

	(G)	Form of 5.95% Note due 2017 for $250,000,000 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 25, 2007)

	(H)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 25, 2007)

	(I)	Second Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A. dated as of August 24, 2011 (Incorporated by reference to Exhibit 4.2 to Form 8-K dated August 24, 2011)

	(J)	Form of Fixed Rate Notes due 2021 (Incorporated by reference to Exhibit 4.4 to Form 8-K dated August 24, 2011)

10.	Material contracts:

	*(A)	1996 Stock Compensation Plan, as amended and restated as of February 10, 2015 (Incorporated by reference to Appendix B to the 2015 Proxy Statement filed March 19, 2015)

	*(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)

	*(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)

	*(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(D) to Form 10-K for the year ended January 2, 2010)

	*(E)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended December 29, 2012)

	*(F)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended January 2, 2010)

	*(G)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 22, 2011)

	*(H)	Form of Award Certificate for Restricted Stock Units for Executive Officers (Incorporated by reference to Exhibit 10(H) to Form 10-K for the year ended December 29, 2012)

	*(I)	Form of Award Certificate for Restricted Stock Award (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 22, 2011)

	*(J)	Form of Award Certificate for Restricted Stock Award for Executive Officers (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 2012)

	*(K)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)

	*(L)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)

Number	Description

	*(M)	Executive Deferred Savings Plan II, as amended and restated January 1, 2015 (Incorporated by reference to Item 10(M) to Form 10-K for the year ended January 3, 2015)

	*(N)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed on December 17, 2004)

	*(O)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)

	*(P)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)

	*(Q)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)

	*(R)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)

	*(S)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)

	*(T)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)

	*(U)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)

	*(V)	Twelfth Supplemental Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014)

	*(W)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)

	*(X)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)

	*(Y)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2008)

	*(Z)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(W) to Form 10-K filed February 29, 2012)

Number	Description

	*(AA)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2013)

	*(BB)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10 (W) to Form 10-K for the year ended January 3, 2009)

	*(CC)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)

	*(DD)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(AA) to form 10-K filed February 29, 2012)

	(EE)	Five-year Revolving Credit Agreement, dated April 14, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 15, 2015)

	*	Management compensation plans

14.

Code of Business Conduct (Incorporated by reference to Exhibit 14.2 to Form 10-Q filed on May 7, 2014)

The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation, at P.O. Box 21488, Greensboro, NC 27420.

21.	Subsidiaries of the Corporation

23.	Consent of independent registered public accounting firm

24.	Power of attorney

31.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Scott A. Roe, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Eric C. Wiseman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Scott A. Roe, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

March 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Director

Juliana L. Chugg*	Director

Juan Ernesto de Bedout*	Director

Mark S. Hoplamazian*	Director

Robert J. Hurst*	Director

Laura W. Lang*	Director

W. Alan McCollough*	Director

W. Rodney McMullen*	Director

Clarence Otis, Jr.*	Director

Steven E. Rendle*	Director

Matthew J. Shattock*	Director

Eric C. Wiseman*	Director

Raymond G. Viault*	Director

*By:	/s/ Laura C. Meagher
Laura C. Meagher, Attorney-in-Fact

March 2, 2016

VF Corporation

Index to Consolidated Financial Statements

and Financial Statement Schedule

December 2015

VF Corporation

Management’s Report on Internal Control Over Financial Reporting

Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of January 2, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of VF Corporation

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of VF Corporation and its subsidiaries (the “Company”) at January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina

March 2, 2016

VF CORPORATION

Consolidated Balance Sheets

	December
	2015	2014
	In thousands, except share amounts
ASSETS
Current assets
Cash and equivalents	$945,605	$971,895
Accounts receivable, less allowance for doubtful accounts of $23,919 in 2015 and $26,694 in 2014	1,319,558	1,276,224
Inventories	1,611,994	1,482,804
Other current assets	285,979	300,646

Total current assets	4,163,136	4,031,569
Property, plant and equipment	988,159	942,181
Intangible assets	2,112,619	2,433,552
Goodwill	1,788,407	1,824,956
Other assets	587,221	613,042

Total assets	$9,639,542	$9,845,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$449,590	$21,822
Current portion of long-term debt	13,279	3,975
Accounts payable	689,594	690,842
Accrued liabilities	789,250	897,426

Total current liabilities	1,941,713	1,614,065
Long-term debt	1,401,820	1,413,847
Other liabilities	911,171	1,186,506

Commitments and contingencies

Total liabilities	4,254,704	4,214,418

Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding in 2015 and 2014	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; 426,614,274 shares outstanding in 2015 and 432,859,891 shares outstanding in 2014	106,654	108,215
Additional paid-in capital	3,192,675	2,993,186
Accumulated other comprehensive income (loss)	(1,043,222)	(702,272)
Retained earnings	3,128,731	3,231,753

Total stockholders’ equity	5,384,838	5,630,882

Total liabilities and stockholders’ equity	$9,639,542	$9,845,300

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

	Year Ended December
	2015	2014	2013
	In thousands, except per share amounts
Net sales	$12,250,678	$12,154,784	$11,302,350
Royalty income	126,066	127,377	117,298

Total revenues	12,376,744	12,282,161	11,419,648

Costs and operating expenses
Cost of goods sold	6,393,800	6,288,190	5,931,469
Selling, general and administrative expenses	4,178,386	4,159,885	3,841,032
Impairment of goodwill and intangible assets	143,562	396,362	—

Total costs and operating expenses	10,715,748	10,844,437	9,772,501

Operating income	1,660,996	1,437,724	1,647,147
Interest income	7,152	6,911	4,141
Interest expense	(89,414)	(86,725)	(84,773)
Other income (expense), net	1,655	(5,544)	(4,025)

Income before income taxes	1,580,389	1,352,366	1,562,490
Income taxes	348,796	304,861	352,371

Net income	$1,231,593	$1,047,505	$1,210,119

Earnings per common share
Basic	$2.90	$2.42	$2.76
Diluted	2.85	2.38	2.71
Cash dividends per common share	$1.3300	$1.1075	$0.9150

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December
	2015	2014	2013
	In thousands
Net income	$1,231,593	$1,047,505	$1,210,119

Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during year	(361,814)	(469,663)	109,463
Less income tax effect	586	6,075	1,252
Defined benefit pension plans
Current year actuarial gains (losses) and plan amendments	(62,556)	(203,234)	146,746
Amortization of net deferred actuarial losses	61,966	37,518	85,356
Amortization of deferred prior service costs	3,038	5,445	1,270
Settlement charges	4,062	—	—
Less income tax effect	(1,571)	60,588	(90,285)
Derivative financial instruments
Gains (losses) arising during year	89,993	88,387	(8,133)
Less income tax effect	(34,668)	(34,736)	3,196
Reclassification to net income for (gains) losses realized	(64,976)	32,111	(12,169)
Less income tax effect	25,404	(12,619)	4,782
Marketable securities
Gains (losses) arising during year	495	(698)	1,239
Less income tax effect	(195)	274	(542)
Reclassification to net income for (gains) losses realized	(1,177)	—	—
Less income tax effect	463	—	—

Other comprehensive income (loss)	(340,950)	(490,552)	242,175

Comprehensive income	$890,643	$556,953	$1,452,294

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December
	2015	2014	2013
	In thousands
Operating activities
Net income	$1,231,593	$1,047,505	$1,210,119
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill and intangible assets	143,562	396,362	—
Depreciation and amortization	272,075	274,883	253,273
Stock-based compensation	73,420	104,313	87,118
Provision for doubtful accounts	12,006	(2,198)	15,756
Pension expense less than contributions	(208,709)	(9,864)	(28,102)
Deferred income taxes	7,088	(78,064)	(12,370)
Other, net	(34,784)	4,112	14,306
Changes in operating assets and liabilities:
Accounts receivable	(124,248)	854	(155,053)
Inventories	(175,098)	(130,540)	(47,240)
Accounts payable	14,225	69,807	75,073
Income taxes	(52,714)	(44,144)	16,628
Accrued liabilities	(14,505)	41,989	84,472
Other assets and liabilities	2,599	22,614	(7,939)

Cash provided by operating activities	1,146,510	1,697,629	1,506,041

Investing activities
Capital expenditures	(254,501)	(234,077)	(271,153)
Software purchases	(63,283)	(67,943)	(53,989)
Other, net	(5,038)	(27,235)	(25,131)

Cash used by investing activities	(322,822)	(329,255)	(350,273)

Financing activities
Net increase in short-term borrowings	432,262	4,761	9,032
Payments on long-term debt	(3,975)	(4,760)	(404,872)
Payment of debt issuance costs	(1,475)	—	—
Purchases of treasury stock	(732,623)	(727,795)	(282,024)
Cash dividends paid	(565,275)	(478,933)	(402,136)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	30,871	34,869	48,029
Tax benefits of stock-based compensation	56,920	64,437	48,140

Cash used by financing activities	(783,295)	(1,107,421)	(983,831)

Effect of foreign currency rate changes on cash and equivalents	(66,683)	(65,461)	7,005

Net change in cash and equivalents	(26,290)	195,492	178,942
Cash and equivalents — beginning of year	971,895	776,403	597,461

Cash and equivalents — end of year	$945,605	$971,895	$776,403

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amounts
	In thousands, except share amounts
Balance, December 2012	440,818,936	$110,205	$2,527,868	$(453,895)	$2,941,447
Net income	—	—	—	—	1,210,119
Dividends on Common Stock	—	—	—	—	(402,136)
Purchase of treasury stock	(6,849,160)	(1,712)	—	—	(280,408)
Stock-based compensation, net	6,340,594	1,585	218,722	—	(36,932)
Foreign currency translation	—	—	—	110,715	—
Defined benefit pension plans	—	—	—	143,087	—
Derivative financial instruments	—	—	—	(12,324)	—
Marketable securities	—	—	—	697	—

Balance, December 2013	440,310,370	110,078	2,746,590	(211,720)	3,432,090
Net income	—	—	—	—	1,047,505
Dividends on Common Stock	—	—	—	—	(478,933)
Purchase of treasury stock	(12,037,000)	(3,009)	—	—	(724,786)
Stock-based compensation, net	4,586,521	1,146	246,596	—	(44,123)
Foreign currency translation	—	—	—	(463,588)	—
Defined benefit pension plans	—	—	—	(99,683)	—
Derivative financial instruments	—	—	—	73,143	—
Marketable securities	—	—	—	(424)	—

Balance, December 2014	432,859,891	$108,215	$2,993,186	$(702,272)	$3,231,753

Continued

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amounts
	In thousands, except share amounts
Balance, December 2014	432,859,891	$108,215	$2,993,186	$(702,272)	$3,231,753
Net income	—	—	—	—	1,231,593
Dividends on Common Stock	—	—	—	—	(565,275)
Purchase of treasury stock	(10,036,100)	(2,509)	—	—	(730,114)
Stock-based compensation, net	3,790,483	948	199,489	—	(39,226)
Foreign currency translation	—	—	—	(361,228)	—
Defined benefit pension plans	—	—	—	4,939	—
Derivative financial instruments	—	—	—	15,753	—
Marketable securities	—	—	—	(414)	—

Balance, December 2015	426,614,274	$106,654	$3,192,675	$(1,043,222)	$3,128,731

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Note A — Summary of Significant Accounting Policies

Description of Business

VF Corporation (together with its subsidiaries, collectively known as “VF”) is a global apparel and footwear company based in the United States. VF designs, produces, procures, markets and distributes a variety of products, including jeanswear, outerwear, footwear, backpacks, luggage, sportswear, and occupational and performance apparel, for consumers of all ages. Products are marketed primarily under VF-owned brand names.

Basis of Presentation

The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S (“GAAP”). The consolidated financial statements include the accounts of VF and its controlled subsidiaries, after elimination of intercompany transactions and balances.

Fiscal Year

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2015”, “2014” and “2013” relate to the 52-week fiscal year ended January 2, 2016, the 53-week fiscal year ended January 3, 2015, and the 52-week fiscal year ended December 28, 2013, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements.

Use of Estimates

In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Foreign Currency Translation and Transaction

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

Foreign currency transactions are denominated in a currency other than the functional currency of a particular entity. These transactions generally result in receivables or payables that are fixed in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transaction. As discussed in Note T, VF enters into derivative contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction gains and losses reported in the Consolidated Statements of Income, net of the related hedging impact, were a loss of $9.0 million in 2015, a gain of $6.1 million in 2014, and a gain of $9.1 million in 2013.

Cash and Equivalents

Cash and equivalents are demand deposits, receivables from third-party credit card processors, and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $535.1 million and $585.9 million at December 2015 and 2014, respectively, consist of money market funds and short-term time deposits.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts, less estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and returns as discussed below in Revenue Recognition. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to contractual minimum annual royalties due from individual licensees. VF maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers and licensees to make required payments. The allowance is determined based on review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends, and current economic conditions. All accounts are subject to ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out (“FIFO”) method and is net of discounts or rebates received from vendors.

Long-lived Assets, Including Goodwill and Intangible Assets

Property, plant and equipment, intangible assets and goodwill are initially recorded at cost. VF capitalizes improvements to property, plant and equipment that substantially extend the useful life of the asset, and interest cost incurred during construction of major assets. Assets under capital leases are recorded at the present value of minimum lease payments. Repair and maintenance costs are expensed as incurred.

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

Intangible assets determined to have indefinite lives, consisting of major trademarks and trade names, are not amortized. Other intangible assets, primarily customer relationships, contracts to license trademarks to third parties and contracts to license trademarks from third parties, are amortized over their estimated useful lives ranging from 3 to 30 years. Amortization of intangible assets is computed using straight-line or accelerated methods consistent with the timing of the expected benefits to be received.

Depreciation and amortization expense related to producing or otherwise obtaining finished goods inventories is included in cost of goods sold, and other depreciation and amortization expense is included in selling, general and administrative expenses.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

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

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. VF may first assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If VF determines that it is not more likely than not that the fair value of an asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the assets must be quantitatively tested for impairment.

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

Derivative Financial Instruments

Derivative financial instruments are measured at fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value of derivative instruments (i.e., gains and losses) depends on whether a derivative has been designated and qualifies as part of a hedging relationship and on the nature of the hedging relationship. The criteria used to determine if a derivative instrument qualifies for hedge accounting treatment are (i) whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and (ii) whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure based on the nature of the hedging relationship. VF’s hedging practices are described in Note T. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

VF formally documents hedging instruments and hedging relationships at the inception of each contract. Further, at the inception of a contract and on an ongoing basis, VF assesses whether the hedging instruments are effective in offsetting the risk of the hedged transactions. Occasionally, a portion of a derivative instrument will be considered ineffective in hedging the originally identified exposure due to a decline in amount or a change in timing of the hedged exposure. In that case, hedge accounting treatment is discontinued for the ineffective portion of that hedging instrument, and any change in fair value for the ineffective portion is recognized in net income.

VF also uses derivative contracts to manage foreign currency exchange risk on certain assets and liabilities. These contracts are not designated as hedges, and are measured at fair value in the Consolidated Balance Sheets with changes in fair value recognized directly in net income.

The counterparties to the derivative contracts are financial institutions having at least A-rated investment grade credit ratings. To manage its credit risk, VF continually monitors the credit risks of its counterparties,

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

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

Net sales reflect adjustments for estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and returns. These allowances are estimated based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions.

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

Cost of Goods Sold

Cost of goods sold for VF-manufactured goods includes all materials, labor and overhead costs incurred in the production process. Cost of goods sold for purchased finished goods includes the purchase costs and related overhead. In both cases, overhead includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, freight, duties, royalties paid to third parties and shrinkage. For product lines with a warranty, a provision for estimated future repair or replacement costs, based on historical and anticipated trends, is recorded when these products are sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $712.6 million in 2015, $713.7 million in 2014 and $671.3 million in 2013. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for their costs of advertising VF’s products, and totaled $61.9 million in 2015, $62.6 million in 2014 and $58.6 million in 2013. Shipping and handling costs for delivery of products to customers totaled $348.1 million in 2015, $309.9 million in 2014 and $298.5 million in 2013. Expenses related to royalty income, including amortization of licensed intangible assets, were $13.0 million in 2015, $13.2 million in 2014 and $13.4 million in 2013.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

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

Self-insurance

VF is self-insured for a significant portion of its employee medical, workers’ compensation, vehicle, property and general liability exposures. Liabilities for self-insured exposures are accrued at the present value of amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in current and noncurrent liabilities based on the expected periods of payment. Excess liability insurance has been purchased to limit the amount of self-insured risk on claims.

Income Taxes

Income taxes are provided on pretax income for financial reporting purposes. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the consolidated financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pretax financial statement income and taxable income, and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect the estimated future tax impact of these temporary differences and net operating loss and net capital loss carryforwards, based on tax rates currently enacted for the years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more likely than not to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently reinvested. Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits, along with related interest and penalties, appropriately classified as current or noncurrent. All deferred tax assets and liabilities are classified as noncurrent in the Consolidated Balance Sheets. The provision for income taxes also includes estimated interest and penalties related to uncertain tax positions.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock and restricted stock units.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Concentration of Risks

VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through multiple wholesale and direct-to-consumer channels. VF’s ten largest customers, all U.S.-based retailers, accounted for 22% of 2015 total revenues, and sales to VF’s largest customer accounted for 8% of 2015 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2015 presentation, as discussed below in Recently Adopted Accounting Standards.

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) changed the definition and disclosure requirements for discontinued operations. This guidance became effective in the first quarter of 2015, but did not have an impact on VF’s consolidated financial statements.

In April 2015, the FASB issued an update to their accounting guidance related to retirement benefits that provides a practical expedient permitting companies to measure defined benefit plan assets and obligations using the month-end that is closest to an entity’s fiscal year-end. The Company early adopted this guidance as of December 2015, and measured plan assets and obligations as of December 31, 2015. This change in measurement date did not have a significant impact on VF’s consolidated financial statements.

In April 2015, the FASB issued an update to their accounting guidance related to debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The Company early adopted this guidance as of December 2015 on a retrospective basis, as presented in the table below.

In May 2015, the FASB issued an update to their accounting guidance related to fair value measurements. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure instead.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

The Company early adopted this guidance as of December 2015 on a retrospective basis. The new guidance did not impact disclosures related to VF’s investments, but did impact disclosures related to the Company’s defined benefit pension plan assets. Refer to Note L for additional information.

In November 2015, the FASB issued an update to their accounting guidance on income taxes that eliminates the current requirement for companies to present deferred income tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this guidance as of December 2015 on a retrospective basis, as presented in the table below.

The impact of adopting the new accounting guidance on classification of debt issuance costs and deferred income taxes on VF’s 2014 Consolidated Balance Sheet is as follows:

Balance Sheet Line Item	2014 Consolidated Balance Sheet (As Previously Reported)	Reclassification of Debt Issuance Costs Increase/ (Decrease)	Reclassification of Deferred Income Taxes Increase/ (Decrease)	2014 Consolidated Balance Sheet (Reclassified)
	In thousands
Deferred income taxes	$154,285	$—	$(154,285)	$—
Other assets	593,597	(9,734)	29,179	613,042
Accrued liabilities	903,602	—	(6,176)	897,426
Long-term debt	1,423,581	(9,734)	—	1,413,847
Other liabilities	1,305,436	—	(118,930)	1,186,506

Recently Issued Accounting Standards

In May 2014, the FASB issued a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance contains principles that an entity must apply to determine when and how revenue is recognized. New disclosures about revenues and cash flows arising from contracts with customers are also required. In July 2015, the FASB approved a one-year delay to the adoption date of the standard that makes it effective in the first quarter of 2018 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

In June 2014, the FASB issued an update to their accounting guidance related to stock-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. This guidance will be effective in the first quarter of 2016, but will not impact VF’s consolidated financial statements.

In February 2015, the FASB issued an update to their existing consolidation model, that changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance will be effective in the first quarter of 2016, but will not impact VF’s consolidated financial statements.

In April 2015, the FASB issued new guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This guidance provides clarification on whether a cloud computing arrangement should be treated as a software license or a service contract. This guidance will be effective in the first quarter of 2016, but will not impact VF’s consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

In July 2015, the FASB issued an update to their accounting guidance related to inventory, that changes the measurement principle from lower of cost or market to lower of cost or net realizable value. This guidance will be effective in the first quarter of 2017 with early adoption permitted, but will not impact VF’s consolidated financial statements.

In September 2015, the FASB issued an update to their accounting guidance related to business combinations that simplifies the accounting for measurement-period adjustments. The guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, thus eliminating the requirement to restate prior period financial statements for measurement-period adjustments. This guidance will be effective in the first quarter of 2016, and will impact VF’s consolidated financial statements if the Company is the acquirer in a business combination that includes measurement-period adjustments.

In January 2016, the FASB issued an update to their accounting guidance related to the recognition and measurement of certain financial instruments. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance will be effective in the first quarter of 2018 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

Note B — Accounts Receivable

	2015	2014
	In thousands
Trade	$1,265,758	$1,223,627
Royalty and other	77,719	79,291

Total accounts receivable	1,343,477	1,302,918
Less allowance for doubtful accounts	23,919	26,694

Accounts receivable, net	$1,319,558	$1,276,224

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement in place at December 2015, up to $237.5 million of VF’s accounts receivable could be sold to the financial institution and remain outstanding at any point in time. This agreement was amended in January 2016 to permit up to $367.5 million of VF’s sold accounts receivable to remain outstanding at any point in time. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During 2015 and 2014, VF sold total accounts receivable of $1,340.9 million and $1,247.4 million, respectively. As of December 2015 and 2014, $144.9 million and $130.3 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

the financial institution is included in other income (expense), net, and was $1.9 million in 2015, $1.7 million in 2014 and $1.8 million in 2013. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note C — Inventories

	2015	2014
	In thousands
Finished products	$1,352,572	$1,232,623
Work in process	102,557	104,517
Raw materials	156,865	145,664

Total inventories	$1,611,994	$1,482,804

Note D — Property, Plant and Equipment

	2015	2014
	In thousands
Land and improvements	$98,284	$57,151
Buildings and improvements	1,046,932	986,679
Machinery and equipment	1,266,886	1,225,293

Property, plant and equipment, at cost	2,412,102	2,269,123
Less accumulated depreciation and amortization	1,423,943	1,326,942

Property, plant and equipment, net	$988,159	$942,181

Assets subject to a mortgage have a cost of $21.2 million, less accumulated depreciation of $3.8 million at the end of 2015 and $3.3 million at the end of 2014. All other property, plant and equipment is unencumbered.

Note E — Intangible Assets

	Weighted Average Amortization Period	Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount
	In thousands
December 2015
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$275,385	$119,338	$156,047
License agreements	24 years	Accelerated and straight-line	179,626	93,086	86,540
Other	11 years	Straight-line	5,636	2,193	3,443

Amortizable intangible assets, net					246,030
Indefinite-lived intangible assets:
Trademarks and trade names					1,866,589

Intangible assets, net					$2,112,619

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

	Weighted Average Amortization Period	Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount
	In thousands
December 2014
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$593,575	$351,764	$241,811
License agreements	24 years	Accelerated and straight-line	182,873	86,137	96,736
Other	9 years	Straight-line	12,138	7,775	4,363

Amortizable intangible assets, net					342,910
Indefinite-lived intangible assets:
Trademarks and trade names					2,090,642

Intangible assets, net					$2,433,552

In 2015, VF recorded impairment charges of $40.5 million for 7 For All Mankind® and $11.7 million for Splendid® and Ella Moss® to write off their remaining customer relationship asset balances. In addition, VF recorded impairment charges of $76.1 million for 7 For All Mankind® and $15.3 million for Splendid® and Ella Moss® to reduce the carrying values of their indefinite-lived trademarks to fair value.

In 2014, VF recorded impairment charges of $56.6 million for 7 For All Mankind® and $64.2 million for Splendid® and Ella Moss® to reduce the carrying values of their customer relationship assets to fair value. In addition, VF recorded impairment charges of $87.6 million for 7 For All Mankind® and $45.7 million for Splendid® and Ella Moss® to reduce the carrying values of their indefinite-lived trademarks to fair value. VF did not record any impairment charges in 2013.

See Note S for additional information on the fair value measurements.

Amortization expense (excluding impairment charges) for 2015, 2014 and 2013 was $28.6 million, $42.1 million and $45.8 million, respectively. Estimated amortization expense for the years 2016 through 2020 is $24.2 million, $22.9 million, $22.3 million, $21.6 million and 20.6 million, respectively.

Note F — Goodwill

Changes in goodwill are summarized by business segment as follows:

	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Total
	In thousands
Balance, December 2013	$1,434,898	$228,430	$58,747	$157,314	$142,361	$2,021,750
Impairment charge	—	—	—	—	(142,361)	(142,361)
Currency translation	(45,445)	(8,988)	—	—	—	(54,433)

Balance, December 2014	1,389,453	219,442	58,747	157,314	—	1,824,956
Currency translation	(29,978)	(6,571)	—	—	—	(36,549)

Balance, December 2015	$1,359,475	$212,871	$58,747	$157,314	$—	$1,788,407

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

VF did not record any impairment charges in 2015 or 2013 based on the results of its annual goodwill impairment testing. In 2014, VF recorded an impairment charge of $142.4 million to write off the goodwill in the Splendid® and Ella Moss® reporting unit, which is part of the Contemporary Brands coalition. Accumulated impairment charges for the Contemporary Brands coalition were $337.5 million as of December 2015 and 2014, and $195.2 million as of December 2013. Accumulated impairment charges for the Outdoor & Action Sports and Sportswear coalitions were $43.4 million and $58.5 million, respectively, for all of the periods presented above. See Note S for additional information on the fair value measurements.

Note G — Other Assets

	2015	2014
	In thousands
Investments held for deferred compensation plans (Note L)	$205,283	$227,510
Other investments	10,706	15,666
Deferred income taxes (Note O)	39,246	49,431
Computer software, net of accumulated amortization of $99,124 in 2015 and $54,936 in 2014	177,642	170,269
Partnership stores and shop-in-shop costs, net of accumulated amortization of $96,819 in 2015 and $78,321 in 2014	45,514	44,581
Pension assets (Note L)	9,273	1,491
Deferred line of credit issuance costs	1,596	540
Derivative financial instruments (Note T)	12,995	20,269
Deposits	37,347	33,880
Other	47,619	49,405

Other assets	$587,221	$613,042

Note H — Short-term Borrowings

	2015	2014
	In thousands
Commercial paper borrowings	$423,000	$—
International borrowing arrangements	26,590	21,822

Short-term borrowings	$449,590	$21,822

In April 2015, VF entered into a $1.75 billion senior unsecured revolving line of credit (the “Global Credit Facility”) which supports the $1.75 billion U.S. commercial paper program described below. The Global Credit Facility expires in April 2020 and VF may request two extensions of one year each, subject to stated terms and conditions. The Global Credit Facility replaced VF’s $1.25 billion revolving credit facility that was scheduled to expire in December 2016. The Global Credit Facility may be used to borrow funds in both U.S. dollar and non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. Borrowings under the Global Credit Facility are priced at a credit spread of 80.5 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 7.0 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated indebtedness to consolidated capitalization ratio, as defined therein, equal to or below 60%. If VF fails in the performance of any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. At the end of 2015, VF was in compliance with all covenants.

VF has a commercial paper program that allows for borrowings of up to $1.75 billion to the extent that it has borrowing capacity under the Global Credit Facility. As of December 2015 and 2014, outstanding commercial paper borrowings totaled $423.0 million and $0, respectively. The Global Credit Facility also had $17.3 million of outstanding standby letters of credit issued on behalf of VF, leaving $1,309.7 million available for borrowing against this facility as of December 2015.

VF has $110.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Borrowings under these arrangements had a weighted average interest rate of 6.0% and 5.3% at December 2015 and 2014, respectively, excluding accepted letters of credit which are non-interest bearing to VF. Total outstanding balances under these arrangements were $26.6 million and $21.8 million at December 2015 and 2014, respectively.

Note I — Accrued Liabilities

	2015	2014
	In thousands
Compensation	$172,901	$210,652
Deferred compensation (Note L)	29,491	31,773
Income taxes	59,779	98,860
Other taxes	123,161	141,613
Advertising	56,338	52,155
Customer discounts and allowances	36,013	34,209
Interest	16,918	16,443
Derivative financial instruments (Note T)	25,776	26,968
Insurance	16,669	15,332
Product warranty claims (Note K)	13,550	14,467
Pension liabilities (Note L)	8,480	8,880
Freight, duties and postage	51,657	50,651
Other	178,517	195,423

Accrued liabilities	$789,250	$897,426

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Note J — Long-term Debt

	2015	2014
	In thousands
5.95% notes, due 2017	$249,586	$249,350
3.50% notes, due 2021	496,566	496,030
6.00% notes, due 2033	291,948	291,656
6.45% notes, due 2037	345,925	345,737
Other long-term debt	9,928	10,141
Capital leases	21,146	24,908

Total long-term debt	1,415,099	1,417,822
Less current portion	13,279	3,975

Long-term debt, due beyond one year	$1,401,820	$1,413,847

Interest payments are due semiannually on all fixed-rate notes.

All notes, along with any amounts outstanding under the Global Credit Facility (Note H), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. At the end of 2015, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2017, 2021 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest.

VF may redeem its fixed-rate notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 20 basis points for the 2017 and 2021 notes and 25 basis points for the 2037 notes, plus accrued interest to the redemption date. In addition, the 2021 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity.

The 2017 and 2037 notes have a principal balance of $250.0 million and $350.0 million, respectively, and are recorded net of unamortized debt issuance costs.

The 2021 notes have a principal balance of $500.0 million and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 4.69%, including amortization of a deferred loss on an interest rate hedging contract (Note T), original issue discount and debt issuance costs.

The 2033 notes have a principal balance of $300.0 million and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 6.19%, including amortization of a deferred gain on an interest rate hedging contract (Note T), original issue discount and debt issuance costs.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Capital leases relate primarily to buildings and improvements (Note D), expire at dates through 2021 and have an effective interest rate of 5.06%. Assets under capital leases are included in property, plant and equipment at a cost of $42.7 million, less accumulated amortization of $27.4 million at the end of 2015, and at a cost of $47.6 million, less accumulated amortization of $28.7 million at the end of 2014.

The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2015 are summarized as follows:

	Notes and Other	Capital Leases	Total
	In thousands
2016	$9,928	$4,346	$14,274
2017	250,000	4,504	254,504
2018	—	4,504	4,504
2019	—	4,504	4,504
2020	—	4,504	4,504
Thereafter	1,150,000	1,877	1,151,877

	1,409,928	24,239	1,434,167
Less unamortized debt discount	7,158	—	7,158
Less unamortized debt issuance costs (a)	8,817	—	8,817
Less amounts representing interest	—	3,093	3,093

Total long-term debt	1,393,953	21,146	1,415,099
Less current portion	9,928	3,351	13,279

Long-term debt, due beyond one year	$1,384,025	$17,795	$1,401,820

(a)	As discussed in Note A, we have presented unamortized debt issuance costs as a reduction to long-term debt.

Note K — Other Liabilities

	2015	2014
	In thousands
Deferred compensation (Note L)	$223,232	$263,453
Pension liabilities (Note L)	157,434	364,304
Income taxes	79,975	123,891
Deferred income taxes (Note O)	241,409	229,464
Deferred rent credits	95,875	90,939
Product warranty claims	49,564	47,821
Derivative financial instruments (Note T)	2,256	4,801
Other	61,426	61,833

Other liabilities	$911,171	$1,186,506

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Activity relating to accrued product warranty claims is summarized as follows:

	2015	2014	2013
	In thousands
Balance, beginning of year	$62,288	$57,139	$50,395
Accrual for products sold during the year	16,673	20,971	20,199
Repair or replacement costs incurred	(14,136)	(13,660)	(13,923)
Currency translation	(1,711)	(2,162)	468

Balance, end of year	63,114	62,288	57,139
Less current portion (Note I)	13,550	14,467	14,787

Long-term portion	$49,564	$47,821	$42,352

Note L — Retirement and Savings Benefit Plans

VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.

Defined Benefit Pension Plans

Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time U.S. employees employed before 2005 (the “U.S. qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations (together, the “U.S. plans”). The U.S. qualified plan is fully funded at the end of 2015, and VF’s net underfunded status primarily relates to obligations under the unfunded U.S. nonqualified defined benefit plan. The U.S. plans comprise 93% of VF’s total defined benefit plan assets and 92% of VF’s total projected benefit obligations at December 2015, and the remainder relates to non-U.S. defined benefit plans.

The components of pension cost for VF’s defined benefit plans were as follows:

	2015	2014	2013
	In thousands
Service cost — benefits earned during the year	$29,223	$24,163	$25,445
Interest cost on projected benefit obligations	77,620	81,496	72,003
Expected return on plan assets	(111,095)	(90,674)	(94,585)
Settlement charges	4,062	—	—
Amortization of deferred amounts:
Net deferred actuarial losses	61,966	37,518	85,356
Deferred prior service costs	3,038	5,445	1,270

Total pension expense	$64,814	$57,948	$89,489

Weighted average actuarial assumptions used to determine pension expense:
Discount rate	3.93%	4.64%	3.91%
Expected long-term return on plan assets	6.05%	4.73%	5.70%
Rate of compensation increase	3.91%	3.53%	3.82%

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each year, and the funded status at the end of each year:

	2015	2014
	In thousands
Fair value of plan assets, beginning of year	$1,628,254	$1,467,526
Actual return on plan assets	(56,624)	189,824
VF contributions	273,520	67,808
Participant contributions	3,483	3,429
Benefits paid	(87,994)	(88,746)
Currency translation	(5,265)	(11,587)

Fair value of plan assets, end of year	1,755,374	1,628,254

Projected benefit obligations, beginning of year	1,999,947	1,688,701
Service cost	29,223	24,163
Interest cost	77,620	81,496
Participant contributions	3,483	3,429
Actuarial (gain) loss	(101,387)	306,797
Benefits paid	(87,994)	(88,746)
Plan amendments	(1,510)	263
Currency translation	(7,367)	(16,156)

Projected benefit obligations, end of year	1,912,015	1,999,947

Funded status, end of year	$(156,641)	$(371,693)

Pension benefits are reported in the balance sheet as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

	2015	2014
	In thousands
Amounts included in Consolidated Balance Sheets:
Noncurrent assets (Note G)	$9,273	$1,491
Current liabilities (Note I)	(8,480)	(8,880)
Noncurrent liabilities (Note K)	(157,434)	(364,304)

Funded status	$(156,641)	$(371,693)

Accumulated other comprehensive (income) loss, pretax:
Net deferred actuarial losses	$586,828	$588,847
Deferred prior service costs	17,459	21,950

Total accumulated other comprehensive (income) loss, pretax	$604,287	$610,797

Accumulated benefit obligations	$1,827,521	$1,916,070

Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	4.29%	3.47%
Rate of compensation increase	3.90%	3.34%

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Accumulated benefit obligations at any measurement date are the present value of vested and unvested pension benefits earned, without considering projected future compensation increases. Projected benefit obligations are the present value of vested and unvested pension benefits earned, considering projected future compensation increases.

At the end of fiscal 2015, the Company changed to the spot rate approach to measure service and interest costs for our defined benefit plans. Previously, the same single equivalent discount rate determined for measuring the projected benefit obligation was also used to determine service cost and interest cost. Under the new spot rate approach, the full yield curve is applied separately to cash flows for each projected benefit obligation, service cost, and interest cost for a more precise calculation. The Company has accounted for this as a change in accounting estimate and, accordingly, has applied it on a prospective basis.

VF recorded $4.1 million in settlement charges during 2015, related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits to participants in VF’s supplemental defined benefit pension plan.

Deferred actuarial gains and losses are changes in the amount of either the benefit obligation or the value of plan assets resulting from differences between expected amounts for a year using actuarial assumptions and the actual results for that year. These amounts are deferred as a component of accumulated OCI and amortized to pension expense in future years as follows: amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets and (ii) 20% of projected benefit obligations are amortized over the expected average remaining years of service of active participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. Deferred prior service costs related to plan amendments are also recorded in accumulated OCI and amortized to pension expense on a straight-line basis over the average remaining years of service for active employees. The estimated amounts of accumulated OCI to be amortized to pension expense in 2016 are $65.2 million of deferred actuarial losses and $2.6 million of deferred prior service costs.

Management’s investment objectives are to invest plan assets in a diversified portfolio of securities to provide long-term growth, minimize the volatility of the value of plan assets relative to plan liabilities, and to ensure plan assets are sufficient to pay the benefit obligations. Investment strategies focus on diversification among multiple asset classes, a balance of long-term investment return at an acceptable level of risk, and liquidity to meet benefit payments. The primary objective of the investment strategies is to more closely align plan assets with plan liabilities by utilizing dynamic asset allocation targets dependent upon changes in the plan’s funded ratio, capital market expectations, and risk tolerance.

Plan assets are primarily composed of common collective trust funds that invest in liquid securities diversified across equity, fixed-income, real estate and other asset classes. Fund assets are allocated among independent investment managers who have full discretion to manage their portion of the fund’s assets, subject to strategy and risk guidelines established with each manager. The overall strategy, the resulting allocations of plan assets, and the performance of funds and individual investment managers are continually monitored. Derivative financial instruments may be used by investment managers for hedging purposes to gain exposure to alternative asset classes through the futures markets. There are no investments in VF debt or equity securities and no significant concentrations of security risk.

The expected long-term rate of return on plan assets was based on an evaluation of the weighted average expected returns for the major asset classes in which the plans have invested. Expected returns by asset class were developed through analysis of historical market returns, current market conditions, inflation expectations, and equity and credit risks. Inputs from various investment advisors on long-term capital market returns and other variables were also considered where appropriate.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

The fair value of investments held by VF’s defined benefit plans at December 2015 and 2014, by asset class, is summarized below. See Note S for a description of the three levels of the fair value measurement hierarchy.

	Total Plan Assets	Fair Value Measurements
		Level 1	Level 2	Level 3
	In thousands
December 2015
Plan assets
Cash equivalents	$2,790	$2,790	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	11	—	11	—
Insurance contracts	50,856	—	50,856	—
Commodities	(439)	(439)	—	—

Total plan assets in the fair value hierarchy	53,218	$2,351	$50,867	$—

Plan assets measured at net asset value (a)
Cash equivalents	23,538
Equity securities:
Domestic	107,190
International	179,256
Fixed income securities:
Corporate and international bonds	1,232,691
Alternative investments	159,481

Total plan assets measured at net asset value	1,702,156

Total plan assets	$1,755,374

	Total Plan Assets	Fair Value Measurements
		Level 1	Level 2	Level 3
	In thousands
December 2014
Plan assets
Cash equivalents	$3,220	$3,220	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	16	—	16	—
Insurance contracts	46,059	—	46,059	—
Commodities	(1,393)	(1,393)	—	—

Total plan assets in the fair value hierarchy	47,902	$1,827	$46,075	$—

Plan assets measured at net asset value (a)
Cash equivalents	61,788
Equity securities:
Domestic	180,258
International	219,259
Fixed income securities:
Corporate and international bonds	986,125
Alternative investments	132,922

Total plan assets measured at net asset value	1,580,352

Total plan assets	$1,628,254

(a)

As discussed in Note A, investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been removed from the total plan assets in the fair value hierarchy.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Cash equivalents include cash held by individual investment managers of other asset classes for liquidity purposes (Level 1), and an institutional fund that invests primarily in short-term U.S. government securities measured at their daily net asset value. The fair values of insurance contracts are provided by the insurance companies and are primarily based on accumulated contributions plus returns guaranteed by the insurers. Commodities consist of derivative commodity futures contracts (Level 1). Equity and fixed income securities generally represent institutional funds measured at their daily net asset value derived from quoted prices of the underlying investments. Alternative investments are primarily in funds of hedge funds (“FoHFs”), which are comprised of different and independent hedge funds with various investment strategies. The administrators of the FoHFs utilize unobservable inputs to calculate the net asset value of the FoHFs on a monthly basis.

VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as determined by management. VF made discretionary contributions of $250.0 million and $50.0 million to the U.S. qualified plan during 2015 and 2014, respectively. VF does not currently plan to make any contributions to the U.S. qualified plan during 2016, and intends to make approximately $15.3 million of contributions to its other defined benefit plans during 2016. The estimated future benefit payments for all of VF’s defined benefit plans are approximately $84.4 million in 2016, $89.8 million in 2017, $93.9 million in 2018, $98.3 million in 2019, $103.3 million in 2020 and $569.3 million for the years 2021 through 2025.

Other Retirement and Savings Plans

VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds, a separately managed fixed-income fund and VF Common Stock. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Expense under this plan was $2.5 million in 2015, $5.7 million in 2014 and $5.4 million in 2013. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation and invest in hypothetical shares of VF Common Stock. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At December 2015, VF’s liability to participants under all deferred compensation plans was $252.7 million, of which $29.5 million was recorded in accrued liabilities (Note I) and $223.2 million was recorded in other liabilities (Note K).

VF has purchased (i) publicly traded mutual funds, a separately managed fixed-income fund and VF Common Stock in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon (other than VF Common Stock) are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At December 2015, the fair value of investments held for all deferred compensation plans was $234.3 million, of which $29.0 million was recorded in other current assets and $205.3 million was recorded in other assets (Note G). The VF Common Stock purchased to match participant-directed hypothetical investments is treated as treasury stock for financial reporting purposes (Note M), which is

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

the primary reason for the difference in carrying value of the deferred compensation assets and liabilities. Realized and unrealized gains and losses on these deferred compensation assets (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.

VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $47.0 million in 2015, $31.6 million in 2014 and $22.0 million in 2013.

Note M — Capital and Accumulated Other Comprehensive Income (Loss)

Common Stock

During 2015, the Company purchased 10.0 million shares of Common Stock in open market transactions for $730.1 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During 2015, 2014 and 2013, VF restored 10.1 million, 12.1 million and 17.0 million treasury shares, respectively, to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of 2015, 2014 or 2013. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Common Stock is also held by the Company’s deferred compensation plans (Note L) and is treated as treasury shares for financial reporting purposes. During 2015, the Company purchased 36,100 shares of Common Stock in open market transactions for $2.5 million. Balances related to shares held for deferred compensation plans are as follows:

	2015	2014	2013
	In thousands, except share amounts
Shares held for deferred compensation plans	562,649	637,504	704,104
Cost of shares held for deferred compensation plans	$6,823	$7,724	$8,396

Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net income and specified components of OCI, which relates to changes in assets and liabilities that are not included in net income under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income is presented in the Consolidated Statements of Comprehensive Income. The deferred components of OCI are reported, net of related income taxes, in accumulated OCI in stockholders’ equity, as follows:

	2015	2014
	In thousands
Foreign currency translation	$(718,169)	$(356,941)
Defined benefit pension plans	(372,195)	(377,134)
Derivative financial instruments	47,142	31,389
Marketable securities	—	414

Accumulated other comprehensive income (loss)	$(1,043,222)	$(702,272)

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

The changes in accumulated OCI, net of related taxes, are as follows:

	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
	In thousands
Balance, December 2013	$106,647	$(277,451)	$(41,754)	$838	$(211,720)
Other comprehensive income (loss) before reclassifications	(463,588)	(126,275)	53,651	(424)	(536,636)
Amounts reclassified from accumulated other comprehensive income (loss)	—	26,592	19,492	—	46,084

Net other comprehensive income (loss)	(463,588)	(99,683)	73,143	(424)	(490,552)

Balance, December 2014	(356,941)	(377,134)	31,389	414	(702,272)
Other comprehensive income (loss) before reclassifications	(361,228)	(37,238)	55,325	300	(342,841)
Amounts reclassified from accumulated other comprehensive income (loss)	—	42,177	(39,572)	(714)	1,891

Net other comprehensive income (loss)	(361,228)	4,939	15,753	(414)	(340,950)

Balance, December 2015	$(718,169)	$(372,195)	$47,142	$—	$(1,043,222)

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Reclassifications out of accumulated OCI are as follows:

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income (Loss)	2015	2014
		In thousands
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(61,966)	$(37,518)
Deferred prior service costs	(a)	(3,038)	(5,445)
Pension settlement charges	Selling, general and
	administrative expenses	(4,062)	—

	Total before tax	(69,066)	(42,963)
	Tax benefit	26,889	16,371

	Net of tax	(42,177)	(26,592)

Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	(68,543)	(18,071)
Foreign exchange contracts	Cost of goods sold	132,432	(8,756)
Foreign exchange contracts	Selling, general and
	administrative expenses	(1,885)	—
Foreign exchange contracts	Other income (expense), net	7,267	(1,189)
Interest rate contracts	Interest expense	(4,295)	(4,095)

	Total before tax	64,976	(32,111)
	Tax benefit (expense)	(25,404)	12,619

	Net of tax	39,572	(19,492)

Gains (losses) on sale of marketable securities:	Other income (expense), net	1,177	—
	Tax expense	(463)	—

	Net of tax	714	—

Total reclassifications for the year	Net of tax	$(1,891)	$(46,084)

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (see Note L for additional details).

Note N — Stock-based Compensation

Pursuant to the amended and restated 1996 Stock Compensation Plan approved by stockholders, VF is authorized to grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers, key employees and nonemployee members of VF’s Board of Directors. Substantially all stock-based compensation awards are classified as equity awards, which are accounted for in stockholders’ equity in the Consolidated Balance Sheets. On a limited basis, cash-settled stock appreciation rights are granted to employees in certain international jurisdictions. These awards are accounted for as liabilities in the Consolidated Balance Sheets and remeasured to fair value each reporting period until the award is settled. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. Awards that do not vest are forfeited. VF has elected to compute income tax benefits associated with stock option awards under the short-cut method as allowed by the applicable accounting literature.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Total stock-based compensation cost and the associated income tax benefits recognized in the Consolidated Statements of Income, and stock-based compensation costs included in inventory in the Consolidated Balance Sheets, are as follows:

	2015	2014	2013
	In thousands
Stock-based compensation cost	$73,420	$104,313	$87,118
Income tax benefits	28,090	41,725	32,059
Stock-based compensation costs included in inventory	1,345	797	119

At the end of 2015, there was $46.7 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of 1 year.

At the end of 2015, there were 42,927,147 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.

Stock Options

Stock options are granted with an exercise price equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years, and compensation cost is recognized ratably over the shorter of the requisite service period or the vesting period. Stock options granted to nonemployee members of VF’s Board of Directors become exercisable one year from the date of grant. All options have ten-year terms. The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	2015	2014	2013
Expected volatility	19% to 29%	23% to 29%	24% to 29%
Weighted average expected volatility	22%	26%	27%
Expected term (in years)	5.9 to 7.5	5.5 to 7.3	5.6 to 7.4
Weighted average dividend yield	2.0%	2.1%	2.3%
Risk-free interest rate	0.7% to 2.3%	0.1% to 2.7%	0.1% to 2.0%
Weighted average fair value at date of grant	$13.72	$12.01	$8.34

Expected volatility over the contractual term of an option was based on a combination of the implied volatility from publicly traded options on VF Common Stock and the historical volatility of VF Common Stock. The expected term represents the period of time over which vested options are expected to be outstanding before exercise. VF used historical data to estimate option exercise behaviors and to estimate the number of options that would vest. Groups of employees that have historically exhibited similar option exercise behaviors were considered separately in estimating the expected term for each employee group. Dividend yield represents expected dividends on VF Common Stock for the contractual life of the options. Risk-free interest rates for the periods during the contractual life of the option were the implied yields at the date of grant from the U.S. Treasury zero coupon yield curve.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Stock option activity for 2015 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 2014	15,135,028	$33.42
Granted	2,472,074	75.33
Exercised	(2,703,881)	24.60
Forfeited/cancelled	(187,811)	60.91

Outstanding, December 2015	14,715,410	41.73	6.5	$333,241

Exercisable, December 2015	9,621,016	30.89	5.4	$301,757

The total fair value of stock options that vested during 2015, 2014 and 2013 was $25.9 million, $22.6 million and $23.4 million, respectively. The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $132.8 million, $143.7 million and $127.3 million, respectively.

Restricted Stock Units

VF grants performance-based RSUs that enable employees to receive shares of VF Common Stock at the end of a three-year period. Each RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period.

The actual number of shares earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. The grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $3.78, $1.41 and $3.16 per share for the 2015, 2014 and 2013 RSU grants, respectively.

VF also grants nonperformance-based RSUs to certain key employees in international jurisdictions and to nonemployee members of the Board of Directors. Each RSU entitles the holder to one share of VF Common Stock. The employee RSUs generally vest four years from the date of grant. The RSUs granted to nonemployee members of the Board of Directors vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant.

Dividend equivalents on the RSUs accrue without compounding and are payable in additional shares of VF Common Stock when the RSUs vest. Dividend equivalents are subject to the same risk of forfeiture as the RSUs.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

RSU activity for 2015 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 2014	1,940,661	$43.73	386,595	$34.86
Granted	456,009	75.33	81,856	71.17
Issued as Common Stock	(701,739)	36.41	(183,595)	28.86
Forfeited/cancelled	(45,301)	58.22	(10,000)	36.12

Outstanding, December 2015	1,649,630	55.18	274,856	49.64

Vested, December 2015	665,290	54.19	11,556	75.35

The weighted average fair value of performance-based RSUs granted during 2015, 2014 and 2013 was $75.33, $56.86 and $40.64 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total fair market value of awards outstanding at the end of 2015 was $102.7 million. Awards earned and vested for the three-year performance period ended in 2015 and distributable in early 2016 totaled 1,067,426 shares of VF Common Stock having a value of $61.9 million, as approved by the Compensation Committee of the Board of Directors. Similarly, 1,290,354 shares of VF Common Stock having a value of $88.4 million were earned for the performance period ended in 2014, and 1,457,159 shares of VF Common Stock having a value of $85.8 million were earned for the performance period ended in 2013.

The weighted average fair value of nonperformance-based RSUs granted during 2015, 2014 and 2013 was $71.17, $58.00 and $39.21 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of 2015 was $17.1 million.

Restricted Stock

VF grants restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares, equal to the fair market value of VF Common Stock at the grant date, is recognized ratably over the vesting period. Restricted shares vest over periods of up to five years from the date of grant. Dividends accumulate in the form of additional restricted shares and are subject to the same risk of forfeiture as the restricted stock.

Restricted stock activity for 2015 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, December 2014	704,490	$40.62
Granted	111,500	71.09
Dividend equivalents	13,139	69.30
Vested	(225,864)	29.77
Forfeited	(8,628)	65.28

Nonvested shares, December 2015	594,637	50.73

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Nonvested shares of restricted stock had a market value of $37.0 million at the end of 2015. The market value of the shares that vested during 2015, 2014 and 2013 was $14.1 million, $20.1 million and $9.7 million, respectively.

Note O — Income Taxes

The provision for income taxes was computed based on the following amounts of income before income taxes:

	2015	2014	2013
		In thousands
Domestic	$745,061	$460,561	$735,177
Foreign	835,328	891,805	827,313

Income before income taxes	$1,580,389	$1,352,366	$1,562,490

The provision for income taxes consisted of:

	2015	2014	2013
	In thousands
Current:
Federal	$194,851	$205,618	$238,816
Foreign	112,885	138,634	103,752
State	33,972	38,673	22,173

	341,708	382,925	364,741
Deferred:
Federal and state	401	(78,362)	(15,265)
Foreign	6,687	298	2,895

Income taxes	$348,796	$304,861	$352,371

The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense reported in the consolidated financial statements are as follows:

	2015	2014	2013
	In thousands
Tax at federal statutory rate	$553,136	$473,328	$546,872
State income taxes, net of federal tax benefit	16,451	25,594	19,653
Foreign rate differences	(212,287)	(230,190)	(187,513)
Goodwill impairment	—	49,840	—
Change in valuation allowances	—	—	(3,422)
Tax credits	(8,775)	(9,033)	(17,236)
Other	271	(4,678)	(5,983)

Income taxes	$348,796	$304,861	$352,371

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Foreign rate differences include tax benefits of $28.4 million, $11.2 million and $6.9 million in 2015, 2014 and 2013, respectively, from favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.

VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium’s excess profit tax regime. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $14.9 million ($0.03 per diluted share) in 2014 and $10.4 million ($0.02 per diluted share) in 2013. In February 2015, the European Union Commission (“EU”) opened a state aid investigation into Belgium’s rulings. On January 11, 2016, the EU announced its decision that these rulings were illegal and ordered that tax benefits granted under these rulings should be collected from the affected companies, including VF. If this matter is adversely resolved, the Belgian government may be required to assess, and VF may be required to pay, past taxes reflective of the disallowed alleged state aid that VF received in years 2010 through 2014. VF is currently assessing its legal options and the impact that an adverse outcome would have on the Company’s financial statements in future periods, but does not expect the impact to be material.

In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction for the years 2010 through 2019. This lower rate, when compared with the country’s statutory rate, resulted in income tax reductions of $3.2 million ($.01 per diluted share) in 2015, $6.0 million ($0.01 per diluted share) in 2014 and $3.3 million ($0.01 per diluted share) in 2013.

Deferred income tax assets and liabilities consisted of the following:

	2015	2014
	In thousands
Deferred income tax assets:
Inventories	$38,897	$34,430
Employee compensation and benefits	252,307	257,187
Other accrued expenses	154,337	186,390
Operating loss carryforwards	139,634	115,259

Gross deferred income tax assets	585,175	593,266
Valuation allowances	(100,951)	(96,802)

Net deferred income tax assets	484,224	496,464

Deferred income tax liabilities:
Depreciation	27,756	624
Intangible assets	591,615	652,950
Other deferred tax liabilities	67,016	22,923

Deferred income tax liabilities	686,387	676,497

Net deferred income tax assets (liabilities)	$(202,163)	$(180,033)

Amounts included in the Consolidated Balance Sheets (a):
Noncurrent assets (Note G)	$39,246	$49,431
Noncurrent liabilities (Note K)	(241,409)	(229,464)

	$(202,163)	$(180,033)

(a)	As discussed in Note A , we have presented all deferred tax assets and liabilities as noncurrent.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

As of the end of 2015, VF has not provided deferred taxes on $3,657.2 million of undistributed earnings from international subsidiaries where the earnings are considered to be permanently reinvested. VF’s intent is to continue to reinvest these earnings to support the strategic priority for growth in international markets. If management decides at a later date to repatriate these funds to the U.S., VF would be required to provide taxes on these amounts based on applicable U.S. tax rates, net of foreign taxes already paid. VF has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

VF has potential tax benefits totaling $106.0 million for foreign operating loss carryforwards, of which $103.3 million have an unlimited carryforward life. In addition, there are $3.0 million of potential tax benefits for federal operating loss carryforwards that expire between 2017 and 2026, and $30.6 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2016 and 2031.

A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $83.0 million for available foreign operating loss carryforwards, $12.4 million for available state operating loss and credit carryforwards, and $5.6 million for other foreign deferred income tax assets. During 2015, VF had a net increase in valuation allowances of $3.1 million related to state operating loss and credit carryforwards, and an increase of $1.0 million related to foreign operating loss carryforwards and other foreign deferred tax assets, inclusive of foreign currency effects.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
	In thousands
Balance, December 2012	$135,294	$16,821	$152,115
Additions for current year tax positions	11,921	—	11,921
Additions for prior year tax positions	10,908	4,627	15,535
Reductions for prior year tax positions	(8,521)	(2,130)	(10,651)
Reductions due to statute expirations	(6,527)	(626)	(7,153)
Payments in settlement	(24,422)	(1,218)	(25,640)
Currency translation	(139)	—	(139)

Balance, December 2013	118,514	17,474	135,988
Additions for current year tax positions	12,850	—	12,850
Additions for prior year tax positions	5,252	5,033	10,285
Reductions for prior year tax positions	(12,898)	(2,780)	(15,678)
Reductions due to statute expirations	(9,159)	(647)	(9,806)
Payments in settlement	(657)	(1,742)	(2,399)
Currency translation	(298)	(119)	(417)

Balance, December 2014	113,604	17,219	130,823
Additions for current year tax positions	13,470	—	13,470
Additions for prior year tax positions	4,396	3,188	7,584
Reductions for prior year tax positions	(32,432)	(6,350)	(38,782)
Reductions due to statute expirations	(11,780)	(2,528)	(14,308)
Payments in settlement	(11,437)	(2,065)	(13,502)
Currency translation	(144)	(95)	(239)

Balance, December 2015	$75,677	$9,369	$85,046

	2015	2014
	In thousands
Amounts included in the Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest and penalties	$85,046	$130,823
Less deferred tax benefits	11,973	23,290

Total unrecognized tax benefits	$73,073	$107,533

The unrecognized tax benefits of $73.1 million at the end of 2015, if recognized, would reduce the annual effective tax rate.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In the U.S., the Internal Revenue Service (“IRS”) examinations for

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

tax years 2007 through 2011 were effectively settled during 2015. Additionally, tax years prior to 2007 were effectively settled with the IRS in prior years. During 2014, the IRS completed its examination of Timberland’s 2010 tax return. The examination of Timberland’s 2011 tax return is still ongoing. The IRS has proposed material adjustments to Timberland’s 2011 tax return that would significantly impact the timing of cash tax payments and assessment of interest charges. The Company has formally disagreed with the proposed adjustments and, during the third quarter of 2015, VF filed a petition to the U.S. Tax Court to begin the process of resolving this matter. In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $38.4 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $33.4 million of which would reduce income tax expense.

Note P — Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments, as described below:

• Outdoor & Action Sports	High performance outdoor apparel and footwear, backpacks, handbags and technical equipment

• Jeanswear	Denim and casual apparel

• Imagewear	Occupational workwear and athletic apparel

• Sportswear	Fashion sportswear apparel and accessories

• Contemporary Brands	Premium denim and lifestyle apparel

• Other	Sales of non-VF products at VF Outlet® stores

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

Corporate costs (other than common costs allocated to the coalitions), impairment charges and net interest expense are not controlled by coalition management and therefore are excluded from the measurement of coalition profit. Common costs such as information systems processing, retirement benefits and insurance are allocated from corporate costs to the coalitions based on appropriate metrics such as usage or employment. Corporate costs that are not allocated to the coalitions consist of corporate headquarters expenses (including compensation and benefits of corporate management and staff, certain legal and professional fees, and administrative and general costs) and other expenses which include a portion of defined benefit pension costs, development costs for management information systems, costs of registering, maintaining and enforcing certain of VF’s trademarks, and miscellaneous consolidated costs. Defined benefit pension plans in the U.S. are centrally managed. The current year service cost component of pension cost is allocated to the coalitions, while the remaining pension cost components are reported in corporate and other expenses.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Coalition assets, for internal management purposes, are those used directly in or resulting from the operations of each business unit, such as accounts receivable, inventories and property, plant and equipment. Corporate assets primarily include corporate facilities, investments held in trust for deferred compensation plans and information systems.

Financial information for VF’s reportable segments is as follows:

	2015	2014	2013
	In thousands
Coalition revenues:
Outdoor & Action Sports	$7,400,446	$7,198,994	$6,379,167
Jeanswear	2,792,244	2,801,754	2,810,994
Imagewear	1,082,565	1,104,038	1,065,952
Sportswear	635,056	650,203	624,693
Contemporary Brands	344,089	400,431	415,053
Other	122,344	126,741	123,789

Total coalition revenues	$12,376,744	$12,282,161	$11,419,648

Coalition profit:
Outdoor & Action Sports (a)	$1,266,763	$1,312,963	$1,106,384
Jeanswear	535,385	527,972	544,882
Imagewear	157,959	164,352	152,203
Sportswear	78,879	77,972	88,157
Contemporary Brands	5,845	23,420	38,825
Other (b)	15,135	(2,600)	(562)

Total coalition profit	2,059,966	2,104,079	1,929,889
Impairment of goodwill and intangible assets (c)	(143,562)	(396,362)	—
Corporate and other expenses	(253,753)	(275,537)	(286,767)
Interest expense, net	(82,262)	(79,814)	(80,632)

Income before income taxes	$1,580,389	$1,352,366	$1,562,490

(a)	Includes Timberland acquisition-related expenses of $10.7 million in 2013.

(b)	Includes a $16.6 million gain recognized on the sale of a VF Outlet® location in 2015.

(c)	Reflects impairment charges in 2015 and 2014 related to the Contemporary Brands coalition. See Notes E, F and S for additional information.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

	2015	2014	2013
	In thousands
Coalition assets:
Outdoor & Action Sports	$2,436,788	$2,211,232	$2,133,447
Jeanswear	951,411	904,933	943,011
Imagewear	366,062	349,254	334,864
Sportswear	140,458	147,091	156,107
Contemporary Brands	145,265	172,687	187,116
Other	63,162	63,549	74,043

Total coalition assets	4,103,146	3,848,746	3,828,588
Cash and equivalents	945,605	971,895	776,403
Intangible assets and goodwill	3,901,026	4,258,508	4,981,951
Deferred income taxes	39,246	49,431	50,332
Corporate assets	650,519	716,720	532,005

Consolidated assets	$9,639,542	$9,845,300	$10,169,279

Capital expenditures:
Outdoor & Action Sports	$166,267	$111,020	$139,428
Jeanswear	31,844	31,586	49,763
Imagewear	6,959	6,356	3,793
Sportswear	8,771	22,814	6,074
Contemporary Brands	5,663	10,308	13,679
Other	2,679	2,489	3,953
Corporate	32,318	49,504	54,463

	$254,501	$234,077	$271,153

Depreciation and amortization expense:
Outdoor & Action Sports	$129,986	$131,166	$122,385
Jeanswear	41,823	43,189	41,742
Imagewear	11,608	11,602	11,481
Sportswear	15,358	14,334	12,195
Contemporary Brands	17,673	24,006	24,309
Other	4,510	5,231	4,608
Corporate	51,117	45,355	36,553

	$272,075	$274,883	$253,273

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Supplemental information (with revenues by geographic area based on the location of the customer) is as follows:

	2015	2014	2013
	In thousands
Total revenues:
U.S.	$7,883,758	$7,574,546	$7,124,781
Foreign, primarily Europe	4,492,986	4,707,615	4,294,867

	$12,376,744	$12,282,161	$11,419,648

Property, plant and equipment:
U.S.	$631,937	$577,669	$549,420
Foreign, primarily Europe	356,222	364,512	383,372

	$988,159	$942,181	$932,792

No single customer accounted for 10% or more of the Company’s total revenues in 2015, 2014 and 2013.

Note Q — Commitments

VF is obligated under noncancelable operating leases related primarily to retail stores, office space, distribution facilities and equipment. Rent expense, net of sublease income that was not significant in any period, was included in the Consolidated Statements of Income as follows:

	2015	2014	2013
	In thousands
Minimum rent expense	$347,591	$335,771	$294,056
Contingent rent expense	26,192	23,335	14,175

Rent expense	$373,783	$359,106	$308,231

Future minimum lease payments are $362.5 million, $306.0 million, $251.3 million, $192.2 million and $171.1 million for the years 2016 through 2020, respectively, and $331.9 million thereafter. In addition, VF will receive total payments of $2.0 million related to noncancelable subleases through 2016.

VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in cost of goods sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $57.5 million, $89.0 million, $109.4 million, $94.7 million and $49.8 million for the years 2016 through 2020, respectively, and $52.0 million thereafter.

In the ordinary course of business, VF has entered into purchase commitments for raw materials, contract production and finished products. These agreements, typically ranging from 2 to 6 months in duration, require total payments of $1.7 billion in 2016.

VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $100.2 million, $4.3 million, $0.5 million, $0.2 million and $0.2 million for the years 2016 through 2020, respectively, and $0.3 million thereafter.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Surety bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $115.9 million as of December 2015. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.

Note R — Earnings Per Share

	2015	2014	2013
	In thousands, except per share amounts
Earnings per share — basic:
Net income	$1,231,593	$1,047,505	$1,210,119

Weighted average common shares outstanding	425,408	432,611	438,657

Earnings per share	$2.90	$2.42	$2.76

Earnings per share — diluted:
Net income	$1,231,593	$1,047,505	$1,210,119

Weighted average common shares outstanding	425,408	432,611	438,657
Incremental shares from stock options and other dilutive securities	6,671	7,542	8,152

Adjusted weighted average common shares outstanding	432,079	440,153	446,809

Earnings per share	$2.85	$2.38	$2.71

Outstanding options to purchase 2.4 million, 1.4 million and 0.9 million shares of Common Stock were excluded from the calculations of diluted earnings per share in 2015, 2014 and 2013, respectively, because the effect of their inclusion would have been antidilutive to those years. In addition, 0.9 million, 1.1 million and 1.3 million shares of performance-based restricted stock units were excluded from the calculations of diluted earnings per share in 2015, 2014 and 2013, respectively, because these units were not considered to be contingent outstanding shares.

Note S — Fair Value Measurements

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

December 2015

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

		Fair Value Measurement Using (a)
	Total Fair Value	Level 1	Level 2	Level 3
	In thousands
December 2015
Financial assets:
Cash equivalents:
Money market funds	$495,264	$495,264	$—	$—
Time deposits	39,813	39,813	—	—
Derivative financial instruments	105,791	—	105,791	—
Investment securities	203,797	190,792	13,005	—
Financial liabilities:
Derivative financial instruments	28,032	—	28,032	—
Deferred compensation	252,723	—	252,723	—
December 2014
Financial assets:
Cash equivalents:
Money market funds	$388,635	$388,635	$—	$—
Time deposits	197,303	197,303	—	—
Derivative financial instruments	105,264	—	105,264	—
Investment securities	228,406	208,874	19,532	—
Other marketable securities	5,111	5,111	—	—
Financial liabilities:
Derivative financial instruments	31,769	—	31,769	—
Deferred compensation	295,226	—	295,226	—

(a)	There were no transfers among the levels within the fair value hierarchy during 2015 or 2014.

VF’s cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of forward foreign currency exchange contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. Investment securities are held in VF’s deferred compensation plans as an economic hedge of the related deferred compensation liabilities (Note L). These investments are classified as trading securities and primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed-income fund (Level 2) with underlying investments that are valued based on quoted prices for similar assets in active markets or quoted prices in inactive markets for identical assets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

of the participants’ selection of hypothetical investments. Prior to the second quarter of 2015, other marketable securities consisted of common stock investments classified as available-for-sale, the fair value of which was based on quoted prices in active markets. During the second quarter of 2015, VF sold all of its available-for-sale securities for $5.9 million in cash proceeds and recognized a gain of $1.5 million, which is included in other income (expense), net, in the 2015 Consolidated Statement of Income.

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2015 and 2014, their carrying values approximated their fair values. Additionally, at December 2015 and 2014, the carrying value of VF’s long-term debt, including the current portion, was $1,415.1 million and $1,417.8 million, respectively, compared with fair values of $1,592.4 million and $1,684.1 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Nonrecurring Fair Value Measurements

Certain non-financial assets, primarily property, plant and equipment, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event an impairment is required, the asset is adjusted to fair value, using market-based assumptions.

There were no material impairment charges related to property, plant and equipment in 2015, 2014 or 2013.

Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2015, 2014 and 2013. Additionally, in both the fourth quarter of 2015 and 2014, management determined that a triggering event occurred related to the Splendid® and Ella Moss® and 7 For All Mankind® long-lived customer relationship assets based on management’s fourth quarter strategic plan review, and performed impairment testing on these assets.

Impairment charges related to goodwill and intangible assets were recorded in VF’s 2015 and 2014 Consolidated Statements of Income and are summarized as follows:

	2015			2014
	Splendid® and Ella Moss®	7 For All Mankind®	Total	Splendid® and Ella Moss®	7 For All Mankind®	Total
	In thousands
Goodwill	$—	$—	$—	$142,361	$—	$142,361
Trademarks	15,334	76,097	91,431	45,700	87,572	133,272
Customer relationships	11,678	40,453	52,131	64,178	56,551	120,729

Total	$27,012	$116,550	$143,562	$252,239	$144,123	$396,362

No impairment charges of goodwill or intangible assets were required in 2013.

Our impairment testing of goodwill, trademarks and customer relationship assets utilizes significant unobservable inputs (Level 3) to determine fair value.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

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

Management’s revenue and profitability forecasts used in the Splendid® and Ella Moss® and 7 For All Mankind® reporting unit and intangible asset valuations were developed in conjunction with management’s strategic plan review performed each fourth quarter, and our resulting revised outlook for business performance, and considered recent performance and trends, strategic initiatives and negative industry trends in contemporary apparel and premium denim. Assumptions used in the valuations are similar to those that would be used by market participants performing independent valuations of these businesses.

Note T — Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.4 billion at December 2015 and $1.9 billion at December 2014, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Japanese yen, Polish zloty and Swedish krona. Derivative contracts have maturities up to 24 months.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses
	December 2015	December 2014	December 2015	December 2014
	In thousands
Foreign currency exchange contracts designated as hedging instruments	$105,536	$104,860	$(27,896)	$(31,711)
Foreign currency exchange contracts not designated as hedging instruments	255	404	(136)	(58)

Total derivatives	$105,791	$105,264	$(28,032)	$(31,769)

VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. However, if VF were to offset and record the asset and liability balances of its forward foreign currency exchange contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of December 2015 and December 2014 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	December 2015		December 2014
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	In thousands
Gross amounts presented in the Consolidated Balance Sheets	$105,791	$(28,032)	$105,264	$(31,769)
Gross amounts not offset in the Consolidated Balance Sheets	(22,213)	22,213	(30,724)	30,724

Net amounts	$83,578	$(5,819)	$74,540	$(1,045)

Derivatives are classified as current or noncurrent based on maturity dates, as follows:

	December 2015	December 2014
	In thousands
Other current assets	$92,796	$84,995
Accrued liabilities (Note I)	(25,776)	(26,968)
Other assets (Note G)	12,995	20,269
Other liabilities (Note K)	(2,256)	(4,801)

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI
	2015	2014	2013
	In thousands
Foreign currency exchange	$89,993	$88,387	$(8,133)

	Gain (Loss) Reclassified from Accumulated OCI into Income
Location of Gain (Loss)	2015	2014	2013
	In thousands
Net sales	$(68,543)	$(18,071)	$12,917
Cost of goods sold	132,432	(8,756)	4,208
Selling, general and administrative expenses	(1,885)	—	—
Other income (expense), net	7,267	(1,189)	(1,051)
Interest expense	(4,295)	(4,095)	(3,905)

Total	$64,976	$(32,111)	$12,169

Derivative Contracts Dedesignated as Hedges

Cash flow hedges of some forecasted sales to third parties have historically been dedesignated as hedges when the sales were recognized. At that time, hedge accounting was discontinued and the amount of unrealized hedging gain or loss was recognized in net sales. These derivatives remained outstanding as an economic hedge of foreign currency exposures associated with the ultimate collection of the related accounts receivable, during which time changes in the fair value of the derivative contracts were recognized directly in earnings. As discussed below in Derivative Contracts Not Designated as Hedges, VF now utilizes separate derivative contracts to manage foreign currency risk related to the balance sheet exposures. Accordingly, 2013 was the last year during which dedesignations were recognized related to these cash flow hedges. During 2013, VF recorded a net gain of $1.5 million in other income (expense), net, for derivatives dedesignated as hedging instruments.

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Derivative Contracts Not Designated as Hedges

VF uses derivative contracts to manage foreign currency exchange risk on third-party accounts receivable and payable, as well as intercompany borrowings. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction gains or losses on the related assets and liabilities. Following is a summary of these derivatives included in VF’s Consolidated Statements of Income:

Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		2015	2014	2013
		In thousands
Foreign currency exchange	Cost of goods sold	$(4,179)	$—	$—
Foreign currency exchange	Other income (expense), net	2,806	(707)	(2,664)

Total		$(1,373)	$(707)	$(2,664)

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during 2015, 2014 and 2013.

At December 2015, accumulated OCI included $88.6 million of pretax net deferred gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI was $27.2 million at December 2015, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. During 2015, 2014 and 2013, VF reclassified $4.3 million, $4.1 million and $3.9 million, respectively, of net deferred loss from accumulated OCI into interest expense, and expects to reclassify $4.5 million to interest expense during the next 12 months.

Note U — Supplemental Cash Flow Information

	2015	2014	2013
	In thousands
Income taxes paid, net of refunds	$339,010	$370,202	$291,027
Interest paid, net of amounts capitalized	83,850	82,280	80,349
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	9,445	9,529	25,586
Computer software costs included in accounts payable or accrued liabilities	4,394	27,555	14,654
Assets acquired under capital lease	—	—	4,882

VF CORPORATION

Notes to Consolidated Financial Statements

December 2015

Note V — Subsequent Events

On February 16, 2016, VF’s Board of Directors declared a quarterly cash dividend of $0.37 per share, payable on March 18, 2016 to shareholders of record on March 8, 2016. The Board of Directors also granted approximately 3,100,000 stock options, 600,000 performance-based RSUs, 42,000 nonperformance-based RSUs and 85,000 shares of restricted VF Common Stock at market value.

Note W — Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	In thousands, except per share amounts
2015 (a)(b)
Total revenues	$2,837,301	$2,513,860	$3,612,820	$3,412,763	$12,376,744
Operating income	397,835	223,027	642,928	397,206	1,660,996
Net income	288,709	170,811	459,864	312,209	1,231,593
Earnings per common share: (d)
Basic	$0.68	$0.40	$1.08	$0.73	$2.90
Diluted	0.67	0.40	1.07	0.72	2.85
Dividends per common share	$0.32	$0.32	$0.32	$0.37	$1.33
2014 (a)(c)
Total revenues	$2,780,778	$2,402,076	$3,520,447	$3,578,860	$12,282,161
Operating income	403,190	219,808	633,082	181,644	1,437,724
Net income	297,193	157,682	470,529	122,101	1,047,505
Earnings per common share: (d)
Basic	$0.68	$0.37	$1.09	$0.28	$2.42
Diluted	0.67	0.36	1.08	0.28	2.38
Dividends per common share	$0.2625	$0.2625	$0.2625	$0.3200	$1.1075

(a)	The fourth quarter and full year 2015 consisted of 13 weeks and 52 weeks, respectively, compared with 14 weeks and 53 weeks in the respective 2014 periods.

(b)

Intangible asset impairment charges in the fourth quarter of 2015 reduced fourth quarter and full year operating results as follows: operating income — $143.6 million; net income — $97.1 million; and diluted earnings per share — $0.23. In addition, these intangible asset impairment charges reduced fourth quarter and full year 2015 basic earnings per share by $0.23 and $0.22, respectively. See Notes E, F and S.

(c)

Goodwill and intangible asset impairment charges in the fourth quarter of 2014 reduced fourth quarter and full year operating results as follows: operating income — $396.4 million; net income — $306.8 million; basic earnings per share — $0.71; and diluted earnings per share — $0.70. See Notes E, F and S.

(d)

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
	In thousands
Fiscal year ended December 2015
Allowance for doubtful accounts	$26,694	$12,006	$—		$14,781	(A)	$23,919

Other accounts receivable allowances	$186,693	1,449,888	—		1,439,918	(B)	$196,663

Valuation allowance for deferred income tax assets	$96,802	—	4,149	(C)	—		$100,951

Fiscal year ended December 2014
Allowance for doubtful accounts	$45,350	(2,198)	—		16,458	(A)	$26,694

Other accounts receivable allowances	$170,242	1,337,161	—		1,320,710	(B)	$186,693

Valuation allowance for deferred income tax assets	$107,521	—	(10,719	)(C)	—		$96,802

Fiscal year ended December 2013
Allowance for doubtful accounts	$48,998	15,756	—		19,404	(A)	$45,350

Other accounts receivable allowances	$153,934	1,487,015	—		1,470,707	(B)	$170,242

Valuation allowance for deferred income tax assets	$99,703	(3,422)	11,240	(C)	—		$107,521

(A)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.
(B)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.
(C)	Additions relate to circumstances where it is more likely than not that deferred income tax assets will not be realized, purchase accounting adjustments, and the effects of foreign currency translation.