Form 10-Q
period 2016-04-02
V F CORP
filed 2016-05-10
CIK 103379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

On April 30, 2016, there were 417,018,232 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 2016	December 2015	March 2015
ASSETS
Current assets
Cash and equivalents	$585,835	$945,605	$655,483
Accounts receivable, less allowance for doubtful accounts of: March 2016 – $27,753; December 2015 – $23,919; March 2015 – $25,698	1,293,275	1,319,558	1,283,216
Inventories	1,762,568	1,611,994	1,624,234
Other current assets	331,196	285,979	365,169

Total current assets	3,972,874	4,163,136	3,928,102
Property, plant and equipment	986,162	988,159	911,478
Intangible assets	2,170,817	2,112,619	2,291,505
Goodwill	1,804,094	1,788,407	1,795,359
Other assets	898,316	587,221	672,261

Total assets	$9,832,263	$9,639,542	$9,598,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,137,205	$449,590	$1,067,961
Current portion of long-term debt	3,489	13,279	3,384
Accounts payable	429,694	689,594	457,744
Accrued liabilities	959,079	789,250	743,176

Total current liabilities	2,529,467	1,941,713	2,272,265
Long-term debt	1,401,233	1,401,820	1,413,333
Other liabilities	1,007,617	911,171	1,008,842

Commitments and contingencies
Total liabilities	4,938,317	4,254,704	4,694,440

Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2016, December 2015 or March 2015
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2016 – 417,005,209; December 2015 – 426,614,274; March 2015 – 424,964,672	104,251	106,654	106,241
Additional paid-in capital	3,239,792	3,192,675	3,076,647
Accumulated other comprehensive income (loss)	(950,285)	(1,043,222)	(902,392)
Retained earnings	2,500,188	3,128,731	2,623,769

Total stockholders’ equity	4,893,946	5,384,838	4,904,265

Total liabilities and stockholders’ equity	$9,832,263	$9,639,542	$9,598,705

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March
	2016	2015
Net sales	$2,809,124	$2,803,302
Royalty income	30,176	33,999

Total revenues	2,839,300	2,837,301

Costs and operating expenses
Cost of goods sold	1,472,006	1,446,547
Selling, general and administrative expenses	1,031,042	992,919

Total costs and operating expenses	2,503,048	2,439,466

Operating income	336,252	397,835
Interest income	1,990	2,098
Interest expense	(22,145)	(21,849)
Other income (expense), net	1,290	828

Income before income taxes	317,387	378,912
Income taxes	57,118	90,203

Net income	$260,269	$288,709

Earnings per common share
Basic	$0.62	$0.68
Diluted	0.61	0.67
Cash dividends per common share	$0.37	$0.32

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March
	2016	2015
Net income	$260,269	$288,709

Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during the period	117,557	(247,555)
Less income tax effect	(2,278)	1,474
Defined benefit pension plans
Amortization of net deferred actuarial losses	16,306	15,497
Amortization of deferred prior service costs	647	762
Less income tax effect	(6,069)	(6,966)
Derivative financial instruments
Gains (losses) arising during the period	(15,783)	68,010
Less income tax effect	6,085	(26,728)
Reclassification to net income for (gains) losses realized	(38,295)	(8,095)
Less income tax effect	14,767	3,181
Marketable securities
Gains (losses) arising during the period	—	495
Less income tax effect	—	(195)

Other comprehensive income (loss)	92,937	(200,120)

Comprehensive income	$353,206	$88,589

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March
	2016	2015
Operating activities
Net income	$260,269	$288,709
Adjustments to reconcile net income to cash used by operating activities
Depreciation and amortization	68,030	65,880
Stock-based compensation	21,151	25,946
Provision for doubtful accounts	5,815	2,345
Pension expense in excess of (less than) contributions	9,731	(239,700)
Other, net	(22,789)	(6,405)
Changes in operating assets and liabilities:
Accounts receivable	43,153	(48,886)
Inventories	(134,713)	(165,494)
Accounts payable	(263,167)	(225,966)
Income taxes	4,413	15,877
Accrued liabilities	(88,214)	(71,668)
Other assets and liabilities	(49,265)	(41,584)

Cash used by operating activities	(145,586)	(400,946)
Investing activities
Capital expenditures	(36,336)	(33,028)
Software purchases	(6,335)	(36,708)
Other, net	(587)	10,617

Cash used by investing activities	(43,258)	(59,119)
Financing activities
Net increase in short-term borrowings	685,985	1,047,660
Payments on long-term debt	(10,695)	(1,414)
Purchases of treasury stock	(713,767)	(730,811)
Cash dividends paid	(155,584)	(135,912)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	4,102	(4,107)

Cash (used) provided by financing activities	(189,959)	175,416
Effect of foreign currency rate changes on cash and equivalents	19,033	(31,763)

Net change in cash and equivalents	(359,770)	(316,412)
Cash and equivalents – beginning of year	945,605	971,895

Cash and equivalents – end of period	$585,835	$655,483

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amounts
Balance, December 2014	432,859,891	$108,215	$2,993,186	$(702,272)	$3,231,753
Net income	—	—	—	—	1,231,593
Dividends on Common Stock	—	—	—	—	(565,275)
Purchase of treasury stock	(10,036,100)	(2,509)	—	—	(730,114)
Stock-based compensation, net	3,790,483	948	199,489	—	(39,226)
Foreign currency translation	—	—	—	(361,228)	—
Defined benefit pension plans	—	—	—	4,939	—
Derivative financial instruments	—	—	—	15,753	—
Marketable securities	—	—	—	(414)	—

Balance, December 2015	426,614,274	106,654	3,192,675	(1,043,222)	3,128,731
Net income	—	—	—	—	260,269
Dividends on Common Stock	—	—	—	—	(155,584)
Purchase of treasury stock	(11,307,165)	(2,827)	—	—	(710,940)
Stock-based compensation, net	1,698,100	424	47,117	—	(22,288)
Foreign currency translation	—	—	—	115,279	—
Defined benefit pension plans	—	—	—	10,884	—
Derivative financial instruments	—	—	—	(33,226)	—
Marketable securities	—	—	—	—	—

Balance, March 2016	417,005,209	$104,251	$3,239,792	$(950,285)	$2,500,188

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

VF Corporation (together with its subsidiaries, collectively known as “VF” or “the Company”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended March 2016, December 2015 and March 2015 relate to the fiscal periods ended on April 2, 2016, January 2, 2016 and April 4, 2015, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the December 2015 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2016 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2015 (“2015 Form 10-K”).

Note B – Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. This agreement was amended in January 2016 to permit up to $367.5 million of VF’s accounts receivable to be sold to the financial institution and remain outstanding at any point in time, compared to the $237.5 million limit in place at December 2015 and March 2015. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the first quarter of 2016, VF sold total accounts receivable of $328.2 million. As of March 2016, December 2015 and March 2015, $241.7 million, $144.9 million and $168.4 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in other income (expense), net, and was $0.8 million and $0.4 million for the first quarter of 2016 and 2015, respectively. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note C – Inventories

In thousands	March 2016	December 2015	March 2015
Finished products	$1,506,060	$1,352,572	$1,366,759
Work in process	97,107	102,557	103,125
Raw materials	159,401	156,865	154,350

Total inventories	$1,762,568	$1,611,994	$1,624,234

Note D – Property, Plant and Equipment

In thousands	March 2016	December 2015	March 2015
Land and improvements	$99,436	$98,284	$56,791
Buildings and improvements	1,068,797	1,046,932	978,845
Machinery and equipment	1,288,508	1,266,886	1,219,968

Property, plant and equipment, at cost	2,456,741	2,412,102	2,255,604
Less accumulated depreciation and amortization	1,470,579	1,423,943	1,344,126

Property, plant and equipment, net	$986,162	$988,159	$911,478

Note E – Intangible Assets

Dollars in thousands	Weighted Average Amortization Period	Amortization Methods	March 2016			December 2015
			Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$284,621	$126,438	$158,183	$156,047
License agreements	24 years	Accelerated and straight-line	179,906	95,306	84,600	86,540
Trademark	16 years	Straight-line	58,132	908	57,224	—
Other	11 years	Straight-line	5,870	2,401	3,469	3,443

Amortizable intangible assets, net					303,476	246,030

Indefinite-lived intangible assets:
Trademarks and trade names					1,867,341	1,866,589

Intangible assets, net					$2,170,817	$2,112,619

In connection with the contract renewal during the first quarter of 2016, VF determined that the trademark intangible asset related to the Rock & Republic® brand has a finite life. Accordingly, we reclassified the $58.1 million trademark balance from indefinite-lived intangible assets to amortizable intangible assets, and commenced amortization of the trademark over its estimated useful life of 16 years.

Amortization expense for the first quarter of 2016 was $6.9 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the years 2016 through 2020 is $27.5 million, $26.2 million, $25.6 million, $24.9 million and $24.0 million, respectively.

Note F – Goodwill

Changes in goodwill are summarized by business segment as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Total
Balance, December 2015	$1,359,475	$212,871	$58,747	$157,314	$1,788,407
Currency translation	13,132	2,555	—	—	15,687

Balance, March 2016	$1,372,607	$215,426	$58,747	$157,314	$1,804,094

Accumulated impairment charges for the Outdoor & Action Sports and Sportswear coalitions were $43.4 million and $58.5 million, respectively, as of the dates presented above. No impairment charges were recorded in the first quarter of 2016.

Note G – Pension Plans

The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended March
In thousands	2016	2015
Service cost – benefits earned during the period	$6,449	$7,335
Interest cost on projected benefit obligations	17,034	19,403
Expected return on plan assets	(24,919)	(27,771)
Amortization of deferred amounts:
Net deferred actuarial losses	16,306	15,497
Deferred prior service costs	647	762

Net periodic pension cost	$15,517	$15,226

VF contributed $5.8 million to its defined benefit plans during the first three months of 2016, and intends to make approximately $9.6 million of additional contributions during the remainder of 2016.

Note H – Capital and Accumulated Other Comprehensive Income (Loss)

During the first quarter of 2016, the Company purchased 11.3 million shares of Common Stock in open market transactions for $713.7 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first quarter of 2016, VF restored 11.3 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of March 2016, December 2015 or March 2015. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first quarter of 2016, the Company purchased 1,400 shares of Common Stock in open market transactions for $0.1 million. Balances related to shares held for deferred compensation plans are as follows:

In thousands, except share amounts	March 2016	December 2015	March 2015
Shares held for deferred compensation plans	550,149	562,649	647,304
Cost of shares held for deferred compensation plans	$6,614	$6,823	$8,441

Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net income and specified components of other comprehensive income (“OCI”), which relates to changes in assets and liabilities that are not included in net income under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income is presented in the Consolidated Statements of Comprehensive Income. The deferred components of OCI are reported, net of related income taxes, in accumulated OCI in stockholders’ equity, as follows:

In thousands	March 2016	December 2015	March 2015
Foreign currency translation	$(602,890)	$(718,169)	$(603,022)
Defined benefit pension plans	(361,311)	(372,195)	(367,841)
Derivative financial instruments	13,916	47,142	67,757
Marketable securities	—	—	714

Accumulated other comprehensive income (loss)	$(950,285)	$(1,043,222)	$(902,392)

The changes in accumulated OCI, net of related taxes, are as follows:

	Three Months Ended March 2016
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2015	$(718,169)	$(372,195)	$47,142	$(1,043,222)

Other comprehensive income (loss) before reclassification	115,279	—	(9,698)	105,581
Amounts reclassified from accumulated other comprehensive income (loss)	—	10,884	(23,528)	(12,644)

Net other comprehensive income (loss)	115,279	10,884	(33,226)	92,937

Balance, March 2016	$(602,890)	$(361,311)	$13,916	$(950,285)

	Three Months Ended March 2015
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2014	$(356,941)	$(377,134)	$31,389	$414	$(702,272)

Other comprehensive income (loss) before reclassification	(246,081)	—	41,282	300	(204,499)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9,293	(4,914)	—	4,379

Net other comprehensive income (loss)	(246,081)	9,293	36,368	300	(200,120)

Balance, March 2015	$(603,022)	$(367,841)	$67,757	$714	$(902,392)

Reclassifications out of accumulated OCI are as follows:

In thousands Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income
		Three Months Ended March
		2016	2015
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(16,306)	$(15,497)
Deferred prior service costs	(a)	(647)	(762)

	Total before tax	(16,953)	(16,259)
	Tax benefit	6,069	6,966

	Net of tax	(10,884)	(9,293)

Gains (losses) on derivative financial instruments
Foreign exchange contracts	Net sales	(4,963)	(17,055)
Foreign exchange contracts	Cost of goods sold	43,837	19,368
Foreign exchange contracts	Selling, general and administrative expenses	(978)	—
Foreign exchange contracts	Other income (expense), net	1,503	6,835
Interest rate contracts	Interest expense	(1,104)	(1,053)

	Total before tax	38,295	8,095
	Tax expense	(14,767)	(3,181)

	Net of tax	23,528	4,914

Total reclassifications for the period	Net of tax	$12,644	$(4,379)

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (see Note G for additional details).

Note I – Stock-based Compensation

During the first quarter of 2016, VF granted stock options to employees and nonemployee members of VF’s Board of Directors to purchase 3,086,737 shares of its Common Stock at an exercise price of $61.29 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

Options Granted Three Months Ended March 2016
Expected volatility	21% to 29%
Weighted average expected volatility	24%
Expected term (in years)	6.3 to 7.6
Dividend yield	2.1%
Risk-free interest rate	0.5% to 1.7%
Fair value at date of grant	$12.10

Also during the first quarter of 2016, VF granted 596,574 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year period. Each RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period. The fair market value of VF Common Stock at the date the units were granted was $61.29 per share.

The actual number of performance-based RSUs earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. The grant date fair value of the TSR-based adjustment related to the 2016 RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $4.48 per share.

VF granted 13,013 nonperformance-based RSUs to nonemployee members of the Board of Directors during the first quarter of 2016. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $61.29 per share.

VF granted 28,500 nonperformance-based RSUs to certain key employees in international jurisdictions during the first quarter of 2016. These units vest four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $61.29 per share.

VF granted 84,927 restricted shares of VF Common Stock to certain members of management during the first quarter of 2016. These shares vest over periods of up to five years from the date of grant. The weighted average fair market value of VF Common Stock at the date the shares were granted was $61.29 per share.

Note J – Income Taxes

The effective income tax rate for the first quarter of 2016 was 18.0% compared with 23.8% in the first quarter of 2015. The first quarter of 2016 included a net discrete tax benefit of $19.6 million, which included a $15.8 million tax benefit related to the early adoption of the accounting standards update on stock compensation (see Note O), and $3.8 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest. The $19.6 million discrete tax benefit in 2016 reduced the effective income tax rate by 6.2%. The first quarter of 2015 included a net discrete tax benefit of $6.3 million, which included $4.2 million of tax benefits related to state refund claims and the settlement of state tax audits. The $6.3 million discrete tax benefit in 2015 reduced the effective income tax rate by 1.7%. Without discrete items, the effective income tax rate for the first quarter of 2016 decreased by 1.3% compared with the 2015 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of tax law changes in the U.S.

VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Internal Revenue Service (“IRS”) examinations for tax years through 2011 have been effectively settled. Additionally, the examination of Timberland’s 2011 tax return is ongoing. The IRS has proposed material adjustments to Timberland’s 2011 tax return that would significantly impact the timing of cash tax payments and assessment of interest charges. The Company has formally disagreed with the proposed adjustments and, during 2015, VF filed a petition to the U.S. Tax Court to begin the process of resolving this matter. In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months.

In February 2015, the European Union Commission (“EU”) opened a state aid investigation into rulings granted to companies under Belgium’s excess profit tax regime. On January 11, 2016, the EU announced its decision that these rulings granted by the Belgian government were illegal and ordered that tax benefits granted under these rulings should be collected from the affected companies, including VF. In March 2016, the Belgian government filed an appeal seeking annulment of the EU state aid decision. If this matter is adversely resolved, the Belgian government may be required to assess, and VF may be required to pay, past taxes reflective of the disallowed alleged state aid that VF received in years 2010 through 2014. VF is currently assessing its legal options and the impact that an adverse outcome would have on the Company’s financial statements in future periods, but does not expect the impact to be material.

During the first quarter of 2016, the amount of net unrecognized tax benefits and associated interest increased by $106.6 million to $179.7 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $34.7 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $31.0 million would reduce income tax expense.

Note K – Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended March
In thousands	2016	2015
Coalition revenues:
Outdoor & Action Sports	$1,644,395	$1,606,889
Jeanswear	710,590	699,655
Imagewear	269,125	282,896
Sportswear	118,397	135,657
Contemporary Brands	74,356	87,537
Other	22,437	24,667

Total coalition revenues	$2,839,300	$2,837,301

Coalition profit:
Outdoor & Action Sports	$227,771	$260,820
Jeanswear	137,294	131,932
Imagewear	41,515	41,347
Sportswear	4,776	12,841
Contemporary Brands	1,669	3,540
Other (a)	(2,358)	14,527

Total coalition profit	410,667	465,007
Corporate and other expenses	(73,125)	(66,344)
Interest expense, net	(20,155)	(19,751)

Income before income taxes	$317,387	$378,912

(a)	Includes a $16.6 million gain recognized on the sale of a VF Outlet® location in the first quarter of 2015.

Note L – Earnings Per Share

	Three Months Ended March
In thousands, except per share amounts	2016	2015
Earnings per share – basic:
Net income	$260,269	$288,709

Weighted average common shares outstanding	421,748	426,255

Earnings per share	$0.62	$0.68

Earnings per share – diluted:
Net income	$260,269	$288,709

Weighted average common shares outstanding	421,748	426,255
Incremental shares from stock options and other dilutive securities	7,385	7,848

Adjusted weighted average common shares outstanding	429,133	434,103

Earnings per share	$0.61	$0.67

Outstanding options to purchase 5.5 million and 2.4 million shares of Common Stock were excluded from the calculations of diluted earnings per share for the three-month periods ended March 2016 and March 2015, respectively, because the effect of their inclusion would have been antidilutive to those periods. In addition, 1.1 million and 1.0 million shares of performance-based restricted stock units were excluded from the calculations of diluted earnings per share for the three-month periods ended March 2016 and March 2015, respectively, because these units were not considered to be contingent outstanding shares in those periods.

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
In thousands		Level 1	Level 2	Level 3
March 2016
Financial assets:
Cash equivalents:
Money market funds	$246,531	$246,531	$—	$—
Time deposits	34,488	34,488	—	—
Derivative financial instruments	71,616	—	71,616	—
Investment securities	197,855	178,972	18,883	—
Financial liabilities:
Derivative financial instruments	43,656	—	43,656	—
Deferred compensation	247,268	—	247,268	—
December 2015
Financial assets:
Cash equivalents:
Money market funds	$495,264	$495,264	$—	$—
Time deposits	39,813	39,813	—	—
Derivative financial instruments	105,791	—	105,791	—
Investment securities	203,797	190,792	13,005	—
Financial liabilities:
Derivative financial instruments	28,032	—	28,032	—
Deferred compensation	252,723	—	252,723	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first quarter of 2016 or the year ended December 2015.

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

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2016 and December 2015, their carrying values approximated their fair values. Additionally, at March 2016 and December 2015, the carrying values of VF’s long-term debt, including the current portion, were $1,404.7 million and $1,415.1 million, respectively, compared with fair values of $1,637.0 million and $1,592.4 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note N – Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.3 billion at March 2016, $2.4 billion at December 2015 and $2.1 billion at March 2015, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Japanese yen, Polish zloty and Swedish krona. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	March 2016	December 2015	March 2015	March 2016	December 2015	March 2015
Foreign currency exchange contracts designated as hedging instruments	$71,007	$105,536	$158,557	$(43,149)	$(27,896)	$(42,975)
Foreign currency exchange contracts not designated as hedging instruments	609	255	342	(507)	(136)	(707)

Total derivatives	$71,616	$105,791	$158,899	$(43,656)	$(28,032)	$(43,682)

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

	March 2016		December 2015		March 2015
In thousands	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated
Balance Sheets	$71,616	$(43,656)	$105,791	$(28,032)	$158,899	$(43,682)
Gross amounts not offset in the Consolidated
Balance Sheets	(36,554)	36,554	(22,213)	22,213	(42,701)	42,701

Net amounts	$35,062	$(7,102)	$83,578	$(5,819)	$116,198	$(981)

Derivatives are classified as current or noncurrent based on maturity dates, as follows:

In thousands	March 2016	December 2015	March 2015
Other current assets	$64,429	$92,796	$138,564
Accrued liabilities	(31,369)	(25,776)	(37,949)
Other assets	7,187	12,995	20,335
Other liabilities	(12,287)	(2,256)	(5,733)

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended March
Cash Flow Hedging Relationships	2016	2015
Foreign currency exchange	$(15,783)	$68,010

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended March
Location of Gain (Loss)	2016	2015
Net sales	$(4,963)	$(17,055)
Cost of goods sold	43,837	19,368
Selling, general and administrative expenses	(978)	—
Other income (expense), net	1,503	6,835
Interest expense	(1,104)	(1,053)

Total	$38,295	$8,095

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

In thousands Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended March
		2016	2015
Foreign currency exchange	Cost of goods sold	$1,504	$—
Foreign currency exchange	Other income (expense), net	(1,285)	(1,031)

Total		$219	$(1,031)

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three- month periods ended March 2016 and March 2015.

At March 2016, accumulated OCI included $57.0 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $26.1 million at March 2016, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.1 million of net deferred losses from accumulated OCI into interest expense in each of the three-month periods ended March 2016 and March 2015, and expects to reclassify $4.6 million to interest expense during the next 12 months.

Note O – Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In June 2014, the FASB issued an update to their accounting guidance related to stock-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. This guidance became effective in the first quarter of 2016, but did not impact VF’s consolidated financial statements.

In February 2015, the FASB issued an update to their existing consolidation model that changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance became effective in the first quarter of 2016, but did not impact VF’s consolidated financial statements.

In April 2015, the FASB issued new guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement should be treated as a software license or a service contract. This guidance became effective in the first quarter of 2016, but did not impact VF’s consolidated financial statements.

In April 2015, the FASB issued an update to their accounting guidance related to debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The Company early adopted this guidance as of December 2015 on a retrospective basis. The impact of adopting this guidance on VF’s March 2015 Consolidated Balance Sheet is presented in the table below.

In May 2015, the FASB issued an update to their accounting guidance related to fair value measurements. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure instead. The Company early adopted this guidance as of December 2015 on a retrospective basis. The new guidance did not impact disclosures related to VF’s investments, but did impact disclosures related to the Company’s defined benefit pension plan assets as of December 2015. This guidance did not impact disclosures in VF’s consolidated financial statements for the first quarter of 2016.

In September 2015, the FASB issued an update to their accounting guidance related to business combinations that simplifies the accounting for measurement-period adjustments. The guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, thus eliminating the requirement to restate prior period financial statements for measurement-period adjustments. This guidance became effective in the first quarter of 2016, but did not impact VF’s consolidated financial statements.

In November 2015, the FASB issued an update to their accounting guidance on income taxes that eliminates the current requirement for companies to present deferred income tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this guidance as of December 2015 on a retrospective basis. The impact of adopting this guidance on VF’s March 2015 Consolidated Balance Sheet is presented in the table below.

The impact of adopting the new accounting guidance on classification of debt issuance costs and deferred income taxes on VF’s March 2015 Consolidated Balance Sheet is as follows:

In thousands Balance Sheet Line Item	March 2015 Consolidated Balance Sheet (As Previously Reported)	Reclassification of Debt Issuance Costs Increase (Decrease)	Reclassification of Deferred Income Taxes Increase (Decrease)	March 2015 Consolidated Balance Sheet (Reclassified)
Other current assets	$518,593	$—	$(153,424)	$365,169
Other assets	652,996	(9,507)	28,772	672,261
Accrued liabilities	749,237	—	(6,061)	743,176
Long-term debt	1,422,840	(9,507)	—	1,413,333
Other liabilities	1,127,433	—	(118,591)	1,008,842

In March 2016, the FASB issued an update to their accounting guidance on stock compensation that intends to simplify and improve the accounting and statement of cash flow presentation for income taxes at settlement, forfeitures, and net settlements for withholding tax. The new standard is effective in the first quarter of 2017 with early adoption permitted. The Company early adopted this guidance as of the beginning of the first quarter of 2016. The primary impact was the recognition of a $15.8 million excess tax benefit in our provision for income taxes, rather than paid-in capital, in the first quarter of 2016. Also starting in the first quarter of 2016, the Company changed its earnings per share calculation to exclude excess tax benefits previously assumed under the treasury stock method, which had a minimal impact on diluted shares. The Company has elected to continue its existing practice of estimating expected forfeitures in determining compensation cost. VF did not have any awards that were subject to the amendment regarding employee shares eligible for tax withholding, and no changes were required related to the classification of employee taxes paid for withheld shares on the statement of cash flows since VF has historically classified these within financing cash flows.

The Company began to present excess tax benefits as an operating cash flow in the first quarter of 2016 as required by the updated guidance, and elected to retrospectively adjust its first quarter of 2015 operating and financing cash flows, as follows:

In thousands Statement of Cash Flows	First Quarter 2015 Consolidated Statement of Cash Flows (As Previously Reported)	Reclassification of Tax Benefits of Stock-based Compensation Increase (Decrease)	First Quarter 2015 Consolidated Statement of Cash Flows (Reclassified)
Cash used by operating activities	$(430,624)	$29,678	$(400,946)
Cash provided by financing activities	205,094	(29,678)	175,416

Recently Issued Accounting Standards

In May 2014, the FASB issued a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance contains principles that an entity must apply to determine when and how revenue is recognized. New disclosures about revenues and cash flows arising from contracts with customers are also required. In March 2016, the FASB issued an update to the new revenue recognition standard which further clarifies the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued an update on identifying performance obligations and accounting for licenses of intellectual property. This guidance will be effective in the first quarter of 2018 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

In July 2015, the FASB issued an update to their accounting guidance related to inventory that changes the measurement principle from lower of cost or market to lower of cost or net realizable value. This guidance will be effective in the first quarter of 2017 with early adoption permitted, but will not impact VF’s consolidated financial statements.

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

In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on their balance sheet, and also proposes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

In March 2016, the FASB issued an update to their accounting guidance on extinguishments of financial liabilities that exempts prepaid stored-value products, or gift cards, from the existing guidance. The updated guidance requires that gift card liabilities be subject to breakage accounting, consistent with the new revenue recognition standard discussed above. This guidance will be effective in the first quarter of 2018 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

In March 2016, the FASB issued an update to their accounting guidance on equity method accounting. The guidance eliminates the requirement to retroactively apply the equity method when an entity obtains significant influence over a previously held investment. This guidance will be effective in the first quarter of 2017 with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on VF’s consolidated financial statements.

In March 2016, the FASB issued an update to their accounting guidance on derivative financial instruments when there is a change in the counterparty to a derivative contract, or novation. The new guidance clarifies that the novation of a derivative contract that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. This guidance will be effective in the first quarter of 2017 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

In March 2016, the FASB issued an update to their accounting guidance on derivative financial instruments that clarifies the steps required to determine bifurcation of an embedded derivative. This guidance will be effective in the first quarter of 2017 with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on VF’s consolidated financial statements.

Note P – Subsequent Events

On April 26, 2016, VF’s Board of Directors declared a quarterly cash dividend of $0.37 per share, payable on June 20, 2016 to stockholders of record on June 10, 2016.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers. All references to foreign currency amounts below reflect the changes in foreign exchange rates from the 2015 comparable period and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency.

Highlights of the First Quarter of 2016

•	Revenues were flat at $2.8 billion compared with the first quarter of 2015, as 2% operational growth was offset by the negative impact from foreign currency.

•	Outdoor & Action Sports and Jeanswear coalition revenues both increased 2% in the first quarter of 2016. Revenue growth in both coalitions was tempered by a 2% negative impact from foreign currency.

•	Direct-to-consumer revenues were up 7% over the 2015 quarter, net of a negative 1% impact from foreign currency, and accounted for 26% of total revenues in the quarter.

•	International revenues increased 1% compared with the 2015 quarter, net of a negative 3% impact from foreign currency, and represented 41% of total revenues in the quarter.

•	Earnings per share declined 9% to $0.61 from $0.67 in the 2015 quarter, reflecting a negative 9% impact from foreign currency. Earnings per share in the first quarter of 2016 included a $0.03 per share tax benefit related to the early adoption of the accounting standards update on stock compensation.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable period in 2015:

In millions	First Quarter
Total revenues – 2015	$2,837.3
Operations	44.0
Impact of foreign currency	(42.0)

Total revenues – 2016	$2,839.3

VF revenues were flat in the first quarter of 2016 compared with the 2015 period, as 2% growth in both the Outdoor & Action Sports and Jeanswear coalitions, and strength in the international and direct-to-consumer businesses, were offset by the negative impact from foreign currency and revenue declines in other coalitions. Excluding the negative impact from foreign currency, sales grew in every region around the world in the first quarter of 2016. Additional details on revenues by coalition are provided in the section titled “Information by Business Segment.”

VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro. The strengthening of the U.S. dollar relative to foreign currencies negatively impacted revenue growth by 2% in the first quarter of 2016 compared with the 2015 period.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	First Quarter
	2016	2015
Gross margin (total revenues less cost of goods sold)	48.2%	49.0%
Selling, general and administrative expenses	36.3%	35.0%

Operating income	11.8%	14.0%

Gross margin declined 80 basis points during the first quarter of 2016 compared with the 2015 period due to foreign currency exchange rate fluctuations, which negatively impacted gross margin by approximately 100 basis points. Excluding this impact, gross margin improved 20 basis points in the first quarter of 2016 primarily due to lower product costs, pricing and the continued mix shift to higher margin businesses, partially offset by proactive efforts to manage elevated inventory levels.

Selling, general and administrative expenses as a percentage of total revenues increased 130 basis points during the first quarter of 2016 compared with the 2015 period primarily due to the benefit of a one-time, $16.6 million gain recognized on the sale of a VF Outlet® location in the first quarter of 2015, and increased investments in our key growth priorities, which include direct-to-consumer and product innovation.

Net interest expense increased by $0.4 million in the first quarter of 2016 compared with the 2015 period primarily due to higher interest rates on short-term borrowings, partially offset by increased levels of capitalized interest. Total outstanding debt averaged $2.1 billion in the first quarter of both 2016 and 2015, with weighted average interest rates of 4.2% and 4.0%, respectively.

The effective income tax rate for the first quarter of 2016 was 18.0% compared with 23.8% in the first quarter of 2015. The first quarter of 2016 included a net discrete tax benefit of $19.6 million, which included a $15.8 million tax benefit (earnings per share impact of $0.03) related to the early adoption of the accounting standards update on stock compensation (see Note O to the Consolidated Financial Statements), and $3.8 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest. The $19.6 million discrete tax benefit in 2016 reduced the effective income tax rate by 6.2%. The first quarter of 2015 included a net discrete tax benefit of $6.3 million, which included $4.2 million of tax benefits related to state refund claims and the settlement of state tax audits. The $6.3 million discrete tax benefit in 2015 reduced the effective income tax rate by 1.7%. Without discrete items, the effective income tax rate for the first quarter of 2016 decreased by 1.3% compared with the 2015 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of tax law changes in the U.S.

As a result of the above, net income for the first quarter of 2016 was $260.3 million ($0.61 per share) compared with $288.7 million ($0.67 per share) in the 2015 period. Refer to additional discussion in the “Information by Business Segment” section below.

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

The following tables present a summary of the changes in coalition revenues and profit for the first quarter of 2016 from the comparable period in 2015:

Coalition revenues

	First Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Revenues – 2015	$1,606.9	$699.7	$282.9	$135.7	$87.5	$24.6	$2,837.3
Operations	61.0	28.2	(12.7)	(17.3)	(13.0)	(2.2)	44.0
Impact of foreign currency	(23.5)	(17.3)	(1.1)	—	(0.1)	—	(42.0)

Revenues – 2016	$1,644.4	$710.6	$269.1	$118.4	$74.4	$22.4	$2,839.3

Coalition profit

	First Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Contemporary Brands	Other	Total
Profit – 2015	$260.8	$131.9	$41.3	$12.8	$3.5	$14.7	$465.0
Operations	(0.8)	5.1	(2.0)	(8.0)	(1.7)	(17.1)	(24.5)
Impact of foreign currency	(32.2)	0.3	2.2	—	(0.1)	—	(29.8)

Profit (loss) – 2016	$227.8	$137.3	$41.5	$4.8	$1.7	$(2.4)	$410.7

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports

	First Quarter
Dollars in millions	2016	2015	Percent Change
Coalition revenues	$1,644.4	$1,606.9	2.3%
Coalition profit	227.8	260.8	(12.7%)
Operating margin	13.9%	16.2%

Global revenues for Outdoor & Action Sports increased 2% in the first quarter of 2016 compared with 2015, reflecting 4% operational growth partially offset by a negative 2% impact from foreign currency. Revenues in the Americas region increased 3% in the first quarter of 2016, including a 1% negative impact from foreign currency. Revenues in the Asia-Pacific region increased 4% despite a 3% negative impact from foreign currency. European revenues increased 1% in the first quarter of 2016, net of a 1% negative impact from foreign currency.

Global revenues for The North Face® brand increased 6% in the first quarter of 2016 over 2015, as strong growth in the direct-to-consumer channel and modest wholesale growth were partially offset by a negative 2% impact from foreign currency. Vans® brand global revenues were down 1% in the first quarter of 2016, reflecting growth in the direct-to-consumer channel, offset by a 3% negative impact from foreign currency and a decline in wholesale revenues in the Americas region and Europe, as retailers manage through their excess inventory. Global revenues for the Timberland® brand increased 2% in the first quarter of 2016 driven by balanced growth in the wholesale and direct-to-consumer channels, partially offset by a 1% negative impact from foreign currency.

Global direct-to-consumer revenues for Outdoor & Action Sports grew 12% in the first quarter of 2016 compared with the 2015 period, driven by new store openings and an expanding e-commerce business. Foreign currency negatively impacted direct-to-consumer revenues by 1% in the first quarter of 2016. Wholesale revenues were down 2%, as operational growth was offset by the negative impact from foreign currency.

Operating margin declined 230 basis points in the first quarter of 2016 compared with the 2015 period primarily due to the negative impact from foreign currency and increased investments in direct-to-consumer, product development and innovation.

Jeanswear

	First Quarter
Dollars in millions	2016	2015	Percent Change
Coalition revenues	$710.6	$699.7	1.6%
Coalition profit	137.3	131.9	4.1%
Operating margin	19.3%	18.9%

Global Jeanswear revenues increased 2% in the first quarter of 2016 compared with 2015, reflecting 4% operational growth reduced by a negative 2% impact from foreign currency. Revenues in the Americas region also increased 2% in the first quarter of 2016, net of a 2% negative impact from foreign currency. The Asia-Pacific region’s revenues decreased 2%, reflecting a 6% negative impact from foreign currency. European revenues remained flat and included a 3% negative impact from foreign currency.

Global revenues for the Wrangler® brand increased 2% in the first quarter of 2016 compared with the 2015 period, as continued strength in the mass business was partially offset by a 2% negative impact from foreign currency. Global revenues for the Lee® brand increased 1%, as continued international operational growth and strong seasonal programs in the U.S. were partially offset by a 3% negative impact from foreign currency.

Operating margin increased 40 basis points in the first quarter of 2016 compared with the 2015 period primarily due to favorable changes in foreign currency rates related to our manufacturing operations, as well as increased volume and the resulting leverage of operating expenses, partially offset by increased investments in product development and innovation.

Imagewear

	First Quarter
Dollars in millions	2016	2015	Percent Change
Coalition revenues	$269.1	$282.9	(4.9%)
Coalition profit	41.5	41.3	0.4%
Operating margin	15.4%	14.6%

Imagewear revenues decreased 5% in the first quarter of 2016 compared with the 2015 period. The Image business (occupational apparel and uniforms) revenues decreased 8% in the first quarter of 2016 primarily due to the impact of considerably lower levels of oil and gas exploration, which negatively impacted sales of the Bulwark® brand.

Revenues for the Licensed Sports Group (“LSG”) business (licensed athletic apparel) remained flat in the first quarter of 2016 compared with the 2015 period, as an increase in the Major League Baseball business was offset by declines in National Football League and Harley-Davidson® sales.

Operating margin increased 80 basis points in the first quarter of 2016 compared with the 2015 period. This increase was driven by favorable changes in foreign currency rates related to our manufacturing operations, and an improved gross margin in our LSG business primarily due to favorable product mix and pricing.

Sportswear

	First Quarter
Dollars in millions	2016	2015	Percent Change
Coalition revenues	$118.4	$135.7	(12.7%)
Coalition profit	4.8	12.8	(62.8%)
Operating margin	4.0%	9.5%

Sportswear revenues decreased 13% in the first quarter of 2016 compared with the 2015 period. Nautica® brand revenues decreased 14%, reflecting reduced traffic, management’s decision to close unprofitable stores and continued challenges in the U.S. department store channel. In addition, management made a strategic decision to transition the women’s sleepwear and men’s underwear businesses to a licensed model, which negatively impacted Nautica® brand revenues by 6% in the first quarter of 2016. Kipling® brand revenues in North America decreased 8% driven by a decline in direct-to-consumer sales, partially offset by strength in the wholesale channel.

Operating margin decreased 550 basis points in the first quarter of 2016 compared with the 2015 period primarily due to increased promotional activity, reduced expense leverage on a lower revenue base and increased investments in direct-to-consumer businesses.

Contemporary Brands

	First Quarter
Dollars in millions	2016	2015	Percent Change
Coalition revenues	$74.4	$87.5	(15.1%)
Coalition profit	1.7	3.5	(52.9%)
Operating margin	2.2%	4.0%

Global revenues for Contemporary Brands decreased 15% in the first quarter of 2016 compared with the 2015 period due to ongoing challenges in demand for contemporary apparel and premium denim.

Operating margin decreased 180 basis points in the first quarter of 2016 compared with the 2015 period primarily due to increased promotional activity and reduced expense leverage on a lower revenue base.

Other

	First Quarter
Dollars in millions	2016	2015	Percent Change
Coalition revenues	$22.4	$24.6	(9.0%)
Coalition (loss) profit	(2.4)	14.7	(116.2%)
Operating margin	(10.5%)	59.8%

VF Outlet® stores in the U.S. sell both VF and non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenue and profit of non-VF products are reported in this “other” category. The decreases in profit and operating margin in the first quarter of 2016 are primarily due to the benefit of a one-time, $16.6 million gain recognized on the sale of a VF Outlet® location during the first quarter of 2015.

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

	First Quarter
Dollars in millions	2016	2015	Percent Change
Corporate and other expenses	$73.1	$66.3	10.2%
Interest expense, net	20.2	19.8	2.0%

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarter costs and (iii) certain other income and expenses. The increase in corporate and other expenses in the first quarter of 2016 compared with the 2015 period resulted from initiatives managed at the corporate level and higher compensation expense.

International Operations

International revenues increased 1% in the first quarter of 2016 compared with the 2015 period, despite a 3% negative impact from foreign currency. Revenues in Europe increased 1%, net of a 1% negative impact from foreign currency. In the Asia-Pacific region, revenues increased 2% driven by strong growth in China, partially offset by a negative 4% impact from foreign currency. Revenue growth in the Americas (non-U.S.) region decreased 1%, as 12% operational growth was more than offset by a 13% negative impact driven by weakening currencies in the region. International revenues were 41% and 40% of total revenues in the first quarter of 2016 and 2015, respectively.

Direct-to-consumer Operations

Direct-to-consumer revenues grew 7% in the first quarter of 2016, reflecting growth in all regions and in nearly every brand with a retail format. The increase in direct-to-consumer revenues was due to new store openings and an expanding e-commerce business, partially offset by a negative 1% impact from foreign currency. There were 1,541 VF-owned retail stores at the end of March 2016. Direct-to-consumer revenues were 26% and 24% of total revenues in the first quarter of 2016 and 2015, respectively.

Analysis of Financial Condition

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at March 2016 compared with December 2015:

•	Increase in inventories — primarily due to core cold-weather product carried forward from the prior season to fill demand in the second half of 2016, and the seasonality of the business.

•	Increase in other assets — primarily due to a deferred taxable gain related to an intercompany transaction.

•	Increase in short-term borrowings — due to commercial paper borrowings needed to support general corporate purposes and share repurchases during the first quarter of 2016.

•	Decrease in accounts payable — driven by timing of inventory purchases and payments to vendors.

•	Increase in accrued liabilities — primarily due to higher accrued income taxes, and the timing of payments for other accruals.

•	Increase in other liabilities — primarily due to higher accrued income taxes.

The following discussion refers to significant changes in balances at March 2016 compared with March 2015:

•	Increase in inventories — primarily due to core cold-weather product carried forward from the prior season to fill demand in the second half of 2016.

•	Increase in property, plant and equipment — due to an increase in direct-to-consumer expenditures, and the purchase of a headquarters building in the Outdoor & Action Sports coalition in the second quarter of 2015.

•	Decrease in intangible assets — driven by amortization expense and impairment charges for customer relationship assets and indefinite-lived trademark assets during the fourth quarter of 2015, partially offset by increases due to foreign currency exchange rate fluctuations.

•	Increase in other assets — primarily due to a deferred taxable gain related to an intercompany transaction.

•	Increase in short-term borrowings — due to commercial paper borrowings needed to support general corporate purposes.

•	Increase in accrued liabilities — primarily due to higher accrued income taxes, and the timing of payments for other accruals.

Liquidity and Capital Resources

The financial condition of VF is reflected in the following:

Dollars in millions	March 2016	December 2015	March 2015
Working capital	$1,443.4	$2,221.4	$1,655.8
Current ratio	1.6 to 1	2.1 to 1	1.7 to 1
Debt to total capital	34.2%	25.7%	33.6%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at March 2016 compared to both December 2015 and March 2015 was primarily due to the increase in short-term borrowings as explained above. In addition, the debt to total capital ratio at March 2016 compared to December 2015 was impacted by a reduction in stockholders’ equity due to purchases of treasury stock during the first quarter of 2016.

VF’s primary source of liquidity is the strong annual cash flow from operating activities. Cash from operations is typically lower in the first half of the year as inventory builds to support peak sales periods in the second half of the year. Cash provided by operating activities in the second half of the year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the year.

In summary, our cash flows were as follows:

	Three Months
In thousands	2016	2015
Net cash used by operating activities	$(145,586)	$(400,946)
Net cash used by investing activities	(43,258)	(59,119)
Net cash (used) provided by financing activities	(189,959)	175,416

Cash Used by Operating Activities

Cash flow from operating activities is dependent on the level of net income and changes in working capital. The increase in cash flows in the first quarter of 2016 was primarily due to a $250 million discretionary contribution to the domestic qualified pension plan in the first quarter of 2015 that did not recur in 2016.

Cash Used by Investing Activities

VF’s investing activities in the first quarter of 2016 related primarily to capital expenditures of $36.3 million and software purchases of $6.3 million. Capital expenditures increased $3.3 million compared with the 2015 period. Software purchases decreased $30.4 million compared with the 2015 period primarily due to the completion of a system implementation that incurred significant costs through the middle of 2015. In addition, cash flows from investing activities in the first quarter of 2015 benefitted from $16.7 million of proceeds from the sale of a VF Outlet® location.

Cash (Used) Provided by Financing Activities

The decrease in cash flow from financing activities was driven by $361.7 million less short-term borrowings during the first quarter of 2016 compared with the 2015 period. As discussed in the “Consolidated Balance Sheets” section above, short-term borrowings support general corporate purposes and share repurchases, and outstanding balances may vary from period to period depending on the level of corporate requirements.

During the first quarter of 2016, VF purchased 11.3 million shares of its Common Stock in open market transactions at a total cost of $713.8 million (average price per share of $63.13). During the first quarter of 2015, VF purchased 10.0 million shares of its Common Stock in open market transactions at a total cost of $730.8 million (average price per share of $73.01).

As of the end of the first quarter of 2016, the Company had 19.4 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $1.75 billion senior unsecured revolving line of credit (the “Global Credit

Facility”) which supports the $1.75 billion U.S. commercial paper program described below. The Global Credit Facility expires in April 2020 and VF may request two extensions of one year each, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit.

VF has a commercial paper program that allows for borrowings of up to $1.75 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of March 2016 were $1,097.3 million and $17.2 million, respectively, leaving $635.5 million available for borrowing against the Global Credit Facility at March 2016.

VF has $115.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $39.9 million and $31.9 million at March 2016 and 2015, respectively.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of March 2016, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.

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

Management’s Discussion and Analysis in the 2015 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2015 that would require the use of funds. As of April 2, 2016, there have been no material changes in the amounts disclosed in the 2015 Form 10-K.

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

Recent Accounting Pronouncements

See Note O to VF’s Consolidated Financial Statements for information on recently issued and adopted accounting standards, including reclassifications made to the first quarter of 2015 balances as presented in the “Analysis of Financial Condition” section above.

Critical Accounting Policies and Estimates

Management has chosen accounting policies that it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States of America. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the 2015 Form 10-K.

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

The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the 2015 Form 10-K. There have been no material changes in these policies.

Cautionary Statement on Forward-looking Statements

From time to time, VF may make oral or written statements, including statements in this quarterly report that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance, and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements.

Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to: foreign currency fluctuations; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends; increasing pressure on margins; VF’s ability to implement its business strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s and its customers’ and vendors’ ability to maintain the strength and security of information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; changes in tax liabilities; legal, regulatory, political and economic risks; and adverse or unexpected weather conditions. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the 2015 Form 10-K.

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

Part II — Other Information

Item 1 — Legal Proceedings

Information on VF’s legal proceedings is set forth under Part I, Item 3, “Legal Proceedings,” in the 2015 Form 10-K. There have been no material changes to the legal proceedings from those described in the 2015 Form 10-K.

Item 1A — Risk Factors

You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the 2015 Form 10-K. There have been no material changes to the risk factors from those disclosed in the 2015 Form 10-K.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

First Quarter 2016	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Program
January 3 – January 30, 2016	2,185,644	$58.12	2,185,644	28,503,332
January 31 – February 27, 2016	2,852,154	61.26	2,852,154	25,651,178
February 28 – April 2, 2016	6,269,367	65.72	6,269,367	19,381,811

Total	11,307,165		11,307,165

(1)	Includes 1,400 shares of Common Stock that were purchased during the quarter in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases – considering funding required for business acquisition, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of Eric C. Wiseman, Chairman and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Eric C. Wiseman, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Chief Financial Officer)

Date: May 10, 2016	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President—Controller (Chief Accounting Officer)