Form 10-Q
period 2016-07-02
V F CORP
filed 2016-08-05
CIK 103379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 30, 2016, there were 414,737,716 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June 2016	December 2015	June 2015
ASSETS
Current assets
Cash and equivalents	$676,262	$944,423	$658,485
Accounts receivable, less allowance for doubtful accounts of: June 2016 – $24,479; December 2015 – $23,275; June 2015 – $21,579	1,165,200	1,289,962	1,170,150
Inventories	1,775,893	1,555,360	1,678,800
Other current assets	307,494	284,215	443,453
Current assets of discontinued operations	143,167	89,176	102,815

Total current assets	4,068,016	4,163,136	4,053,703
Property, plant and equipment	942,044	945,491	915,841
Intangible assets	1,967,306	1,948,611	1,987,367
Goodwill	1,796,161	1,788,407	1,796,769
Other assets	900,581	583,866	662,568
Other assets of discontinued operations	—	210,031	360,667

Total assets	$9,674,108	$9,639,542	$9,776,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,404,493	$449,590	$1,158,516
Current portion of long-term debt	3,566	3,351	3,240
Accounts payable	502,847	680,606	495,103
Accrued liabilities	723,624	782,148	766,447
Current liabilities of discontinued operations	26,103	26,018	26,432

Total current liabilities	2,660,633	1,941,713	2,449,738
Long-term debt	1,400,636	1,401,820	1,401,553
Other liabilities	964,402	900,256	950,126
Other liabilities of discontinued operations	—	10,915	11,703

Commitments and contingencies
Total liabilities	5,025,671	4,254,704	4,813,120

Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2016, December 2015 or June 2015
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2016 – 415,352,893; December 2015 – 426,614,274; June 2015 – 425,240,838	103,838	106,654	106,310
Additional paid-in capital	3,269,656	3,192,675	3,114,045
Accumulated other comprehensive income (loss)	(1,001,455)	(1,043,222)	(913,626)
Retained earnings	2,276,398	3,128,731	2,657,066

Total stockholders’ equity	4,648,437	5,384,838	4,963,795

Total liabilities and stockholders’ equity	$9,674,108	$9,639,542	$9,776,915

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2016	2015	2016	2015
Net sales	$2,418,370	$2,397,968	$5,153,849	$5,114,405
Royalty income	26,889	29,018	56,354	62,345

Total revenues	2,445,259	2,426,986	5,210,203	5,176,750

Costs and operating expenses
Cost of goods sold	1,268,773	1,260,938	2,705,182	2,668,890
Selling, general and administrative expenses	965,062	947,068	1,961,344	1,897,531

Total costs and operating expenses	2,233,835	2,208,006	4,666,526	4,566,421

Operating income	211,424	218,980	543,677	610,329
Interest income	2,209	1,895	4,198	3,993
Interest expense	(23,630)	(22,860)	(45,666)	(44,550)
Other income (expense), net	1,501	672	2,793	1,495

Income from continuing operations before income taxes	191,504	198,687	505,002	571,267
Income taxes	43,210	30,845	99,842	120,300

Income from continuing operations	148,294	167,842	405,160	450,967
Income (loss) from discontinued operations, net of tax	(97,279)	2,969	(93,876)	8,553

Net income	$51,015	$170,811	$311,284	$459,520

Earnings per common share - basic
Continuing operations	$0.35	$0.39	$0.96	$1.06
Discontinued operations	(0.23)	0.01	(0.22)	0.02

Total earnings per common share - basic	$0.12	$0.40	$0.74	$1.08

Earnings per common share - diluted
Continuing operations	$0.35	$0.39	$0.95	$1.04
Discontinued operations	(0.23)	0.01	(0.22)	0.02

Total earnings per common share - diluted	$0.12	$0.40	$0.73	$1.06

Cash dividends per common share	$0.37	$0.32	$0.74	$0.64

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June		Six Months Ended June
	2016	2015	2016	2015
Net income	$51,015	$170,811	$311,284	$459,520

Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during the period	(73,489)	2,444	44,068	(245,111)
Less income tax effect	1,166	1,281	(1,112)	2,755
Defined benefit pension plans
Amortization of net deferred actuarial losses	16,319	15,495	32,625	30,992
Amortization of deferred prior service costs	645	759	1,292	1,521
Settlement charge	—	1,592	—	1,592
Less income tax effect	(6,951)	(10,130)	(13,020)	(17,096)
Derivative financial instruments
Gains (losses) arising during the period	39,049	(21,576)	23,266	46,434
Less income tax effect	(14,916)	8,763	(8,831)	(17,965)
Reclassification to net income for (gains) losses realized	(21,024)	(15,403)	(59,319)	(23,498)
Less income tax effect	8,031	6,255	22,798	9,436
Marketable securities
Gains (losses) arising during the period	—	—	—	495
Less income tax effect	—	—	—	(195)
Reclassification to net income for (gains) losses realized	—	(1,177)	—	(1,177)
Less income tax effect	—	463	—	463

Other comprehensive income (loss)	(51,170)	(11,234)	41,767	(211,354)

Comprehensive income (loss)	$(155)	$159,577	$353,051	$248,166

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June
	2016	2015
Operating activities
Net income	$311,284	$459,520
Adjustments to reconcile net income to cash provided (used) by operating activities
Depreciation and amortization	137,472	129,265
Stock-based compensation	41,560	50,313
Provision for doubtful accounts	10,573	4,372
Pension expense in excess of (less than) contributions	19,961	(229,352)
Estimated loss on sale of business	100,556	—
Other, net	(18,958)	(22,287)
Changes in operating assets and liabilities:
Accounts receivable	124,934	34,778
Inventories	(215,617)	(288,842)
Accounts payable	(180,457)	(179,515)
Income taxes	(162,857)	(87,512)
Accrued liabilities	(83,050)	(64,699)
Other assets and liabilities	(73,627)	(58,759)

Cash provided (used) by operating activities	11,774	(252,718)
Investing activities
Capital expenditures	(82,642)	(125,504)
Software purchases	(17,361)	(43,450)
Other, net	(1,297)	10,631

Cash used by investing activities	(101,300)	(158,323)
Financing activities
Net increase in short-term borrowings	954,424	1,139,103
Payments on long-term debt	(11,536)	(2,203)
Payment of debt issuance costs	(327)	(1,475)
Purchases of treasury stock	(833,846)	(731,527)
Cash dividends paid	(309,583)	(271,519)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	12,417	3,752

Cash (used) provided by financing activities	(188,451)	136,131
Effect of foreign currency rate changes on cash and equivalents	8,481	(37,215)

Net change in cash and equivalents	(269,496)	(312,125)
Cash and equivalents – beginning of year (a)	945,605	971,895

Cash and equivalents – end of period (a)	$676,109	$659,770

(a)	The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations.”

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amounts	Capital	Income (Loss)	Earnings
Balance, December 2014	432,859,891	$108,215	$2,993,186	$(702,272)	$3,231,753
Net income	—	—	—	—	1,231,593
Dividends on Common Stock	—	—	—	—	(565,275)
Purchase of treasury stock	(10,036,100)	(2,509)	—	—	(730,114)
Stock-based compensation, net	3,790,483	948	199,489	—	(39,226)
Foreign currency translation	—	—	—	(361,228)	—
Defined benefit pension plans	—	—	—	4,939	—
Derivative financial instruments	—	—	—	15,753	—
Marketable securities	—	—	—	(414)	—

Balance, December 2015	426,614,274	106,654	3,192,675	(1,043,222)	3,128,731
Net income	—	—	—	—	311,284
Dividends on Common Stock	—	—	—	—	(309,583)
Purchase of treasury stock	(13,224,029)	(3,307)	—	—	(830,539)
Stock-based compensation, net	1,962,648	491	76,981	—	(23,495)
Foreign currency translation	—	—	—	42,956	—
Defined benefit pension plans	—	—	—	20,897	—
Derivative financial instruments	—	—	—	(22,086)	—

Balance, June 2016	415,352,893	$103,838	$3,269,656	$(1,001,455)	$2,276,398

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

VF Corporation (together with its subsidiaries, collectively known as “VF” or “the Company”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended June 2016, December 2015 and June 2015 relate to the fiscal periods ended on July 2, 2016, January 2, 2016 and July 4, 2015, respectively.

During the second quarter of 2016, VF began to separately report the results of our Contemporary Brands coalition as discontinued operations in our Consolidated Statements of Income, and to present the related assets and liabilities as held for sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. See Note B for additional information on discontinued operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the December 2015 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended June 2016 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2015 (“2015 Form 10-K”).

Note B – Discontinued Operations

On June 29, 2016, VF signed a definitive agreement to sell the businesses in our Contemporary Brands coalition to Delta Galil Industries, Ltd. for $120.0 million in cash, subject to working capital adjustments. The Contemporary Brands coalition includes the businesses of the 7 For All Mankind®, Splendid® and Ella Moss® brands (the “Businesses”), and was previously disclosed as a separate reportable segment of VF. The transaction is expected to close in the third quarter of 2016 upon the satisfaction of customary closing conditions.

Management determined that the expected disposal met the criteria for presentation as discontinued operations in the second quarter of 2016. Accordingly, the results of the Businesses have been presented as discontinued operations in VF’s Consolidated Statements of Income beginning in the second quarter of 2016, and thus have been excluded from continuing operations and segment results for all periods presented. In addition, the related assets and liabilities of the Businesses have been classified as held for sale on VF’s Consolidated Balance Sheets for all periods presented. Certain corporate overhead costs and interest expense previously allocated to the Contemporary Brands coalition for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. In addition, goodwill and intangible asset impairment charges related to the Contemporary Brands coalition, previously excluded from the calculation of coalition profit, have been reallocated to discontinued operations. VF’s preliminary estimate of the after-tax loss on the sale of the Businesses is $100.6 million, which has been included in the loss from discontinued operations for the second quarter of 2016.

Under the terms of a delayed transfer provision, the Company will continue to operate the assets and liabilities of the 7 For All Mankind® brand in Europe for a limited period of time from the closing date of the transaction. In addition, the Company expects to provide certain support services pursuant to transition services agreements for a limited period of time from the closing date of the transaction.

The following table summarizes the major line items included in the income (loss) from discontinued operations for each of the periods presented.

	Three Months Ended June		Six Months Ended June
In thousands	2016	2015	2016	2015
Revenues	$70,279	$86,874	$144,635	$174,411
Cost of goods sold	29,507	39,408	65,104	78,003
Selling, general and administrative expenses	38,473	43,419	73,233	85,875
Interest income (expense), net	—	(163)	(108)	(322)
Other income (expense), net	(2)	(2)	(4)	3

Pre-tax income from discontinued operations	2,297	3,882	6,186	10,214
Pre-tax estimated loss on the disposal of discontinued operations	(149,836)	—	(149,836)	—

Total pre-tax income (loss) from discontinued operations	(147,539)	3,882	(143,650)	10,214
Income tax benefit (expense)	50,260	(913)	49,774	(1,661)

Income (loss) from discontinued operations	$(97,279)	$2,969	$(93,876)	$8,553

The following table summarizes the carrying amounts of major classes of assets and liabilities classified as held for sale for each of the periods presented.

In thousands	June 2016	December 2015	June 2015
Accounts receivable, net	$24,656	$29,596	$30,091
Inventories	58,450	56,634	67,618
Other current assets, including cash and equivalents	3,408	2,946	5,106
Property, plant and equipment	38,716	42,668	48,532
Intangible assets	164,659	164,008	308,833
Other assets	3,114	3,355	3,302
Allowance to reduce assets to estimated fair value, less costs of disposal	(149,836)	—	—

Total assets held for sale(a)	$143,167	$299,207	$463,482

Current portion of long-term debt	$—	$9,928	$10,035
Accounts payable	8,289	8,988	8,650
Accrued liabilities	7,262	7,102	7,747
Other liabilties	10,552	10,915	11,703

Total liabilities held for sale(a)	$26,103	$36,933	$38,135

(a)	Amounts at December 2015 and June 2015 have been classified as current and long-term in the Consolidated Balance Sheets.

Because the cash flows of the Businesses were not material for any of the periods presented, we have not segregated them in our Consolidated Statements of Cash Flows.

Note C – Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. This agreement was amended in January 2016 to permit up to $367.5 million of VF’s accounts receivable to be sold to the financial institution and remain outstanding at any point in time, compared to the $237.5 million limit in place at December 2015 and June 2015. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the first six months of 2016, VF sold total accounts receivable of $667.5 million. As of June 2016, December 2015 and June 2015, $237.2 million, $144.9 million and $164.3 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in other income (expense), net, and was $0.9 million and $1.7 million for the second quarter and first six months of 2016, respectively, and $0.5 million and $0.9 million for the second quarter and first six months of 2015, respectively. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note D – Inventories

In thousands	June 2016	December 2015	June 2015
Finished products	$1,526,305	$1,313,646	$1,433,576
Work in process	95,423	94,355	100,059
Raw materials	154,165	147,359	145,165

Total inventories	$1,775,893	$1,555,360	$1,678,800

Note E – Property, Plant and Equipment

In thousands	June 2016	December 2015	June 2015
Land and improvements	$95,300	$93,923	$91,821
Buildings and improvements	1,008,184	983,666	947,578
Machinery and equipment	1,276,925	1,233,656	1,202,775

Property, plant and equipment, at cost	2,380,409	2,311,245	2,242,174
Less accumulated depreciation and amortization	1,438,365	1,365,754	1,326,333

Property, plant and equipment, net	$942,044	$945,491	$915,841

Note F – Intangible Assets

			June 2016			December 2015
In thousands	Weighted Average Amortization Period	Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$279,635	$128,282	$151,353	$156,047
License agreements	24 years	Accelerated and straight-line	179,476	97,136	82,340	86,540
Trademark	16 years	Straight-line	58,132	1,817	56,315	—
Other	10 years	Straight-line	6,314	2,505	3,809	3,443

Amortizable intangible assets, net					293,817	246,030

Indefinite-lived intangible assets:
Trademarks and trade names					1,673,489	1,702,581

Intangible assets, net					$1,967,306	$1,948,611

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

Amortization expense for the second quarter and first six months of 2016 was $7.0 million and $13.9 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the years 2016 through 2020 is $27.6 million, $26.5 million, $25.9 million, $25.2 million and $24.3 million, respectively.

Note G – Goodwill

Changes in goodwill are summarized by business segment as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Total
Balance, December 2015	$1,359,475	$212,871	$58,747	$157,314	$1,788,407
Currency translation	6,761	993	—	—	7,754

Balance, June 2016	$1,366,236	$213,864	$58,747	$157,314	$1,796,161

Accumulated impairment charges were $43.4 million for the Outdoor & Action Sports coalition and $58.5 million for the Sportswear coalition as of the dates presented above. No impairment charges were recorded in the first six months of 2016.

Note H – Pension Plans

The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2016	2015	2016	2015
Service cost – benefits earned during the period	$6,507	$7,344	$12,956	$14,679
Interest cost on projected benefit obligations	17,041	19,411	34,075	38,814
Expected return on plan assets	(24,926)	(27,779)	(49,845)	(55,550)
Amortization of deferred amounts:
Net deferred actuarial losses	16,319	15,495	32,625	30,992
Deferred prior service costs	645	759	1,292	1,521

Net periodic pension cost	$15,586	$15,230	$31,103	$30,456

VF contributed $11.1 million to its defined benefit plans during the first six months of 2016, and intends to make approximately $4.0 million of additional contributions during the remainder of 2016.

During the second quarter of 2015, VF incurred a $1.6 million settlement charge related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits to participants in VF’s supplemental defined benefit pension plan. No settlement charges were incurred during the first six months of 2016.

Note I – Capital and Accumulated Other Comprehensive Income (Loss)

During the first six months of 2016, the Company purchased 13.2 million shares of Common Stock in open market transactions for $833.7 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first six months of 2016, VF restored 13.3 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of June 2016 or December 2015, and 23,400 shares held in treasury at the end of June 2015. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first half of 2016, the Company purchased 2,900 shares of Common Stock in open market transactions for $0.1 million. Balances related to shares held for deferred compensation plans are as follows:

In thousands, except share amounts	June 2016	December 2015	June 2015
Shares held for deferred compensation plans	477,867	562,649	565,549
Cost of shares held for deferred compensation plans	$5,754	$6,823	$6,667

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

In thousands	June 2016	December 2015	June 2015
Foreign currency translation	$(675,213)	$(718,169)	$(599,297)
Defined benefit pension plans	(351,298)	(372,195)	(360,125)
Derivative financial instruments	25,056	47,142	45,796

Accumulated other comprehensive income (loss)	$(1,001,455)	$(1,043,222)	$(913,626)

The changes in accumulated OCI, net of related taxes, are as follows:

	Three Months Ended June 2016
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2016	$(602,890)	$(361,311)	$13,916	$(950,285)

Other comprehensive income (loss) before reclassification	(72,323)	—	24,133	(48,190)
Amounts reclassified from accumulated other comprehensive income (loss)	—	10,013	(12,993)	(2,980)

Net other comprehensive income (loss)	(72,323)	10,013	11,140	(51,170)

Balance, June 2016	$(675,213)	$(351,298)	$25,056	$(1,001,455)

	Three Months Ended June 2015
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, March 2015	$(603,022)	$(367,841)	$67,757	$714	$(902,392)

Other comprehensive income (loss) before reclassification	3,725	—	(12,813)	—	(9,088)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,716	(9,148)	(714)	(2,146)

Net other comprehensive income (loss)	3,725	7,716	(21,961)	(714)	(11,234)

Balance, June 2015	$(599,297)	$(360,125)	$45,796	$—	$(913,626)

	Six Months Ended June 2016
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2015	$(718,169)	$(372,195)	$47,142	$(1,043,222)

Other comprehensive income (loss) before reclassification	42,956	—	14,435	57,391
Amounts reclassified from accumulated other comprehensive income (loss)	—	20,897	(36,521)	(15,624)

Net other comprehensive income (loss)	42,956	20,897	(22,086)	41,767

Balance, June 2016	$(675,213)	$(351,298)	$25,056	$(1,001,455)

	Six Months Ended June 2015
In thousands	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2014	$(356,941)	$(377,134)	$31,389	$414	$(702,272)

Other comprehensive income (loss) before reclassification	(242,356)	—	28,469	300	(213,587)
Amounts reclassified from accumulated other comprehensive income (loss)	—	17,009	(14,062)	(714)	2,233

Net other comprehensive income (loss)	(242,356)	17,009	14,407	(414)	(211,354)

Balance, June 2015	$(599,297)	$(360,125)	$45,796	$—	$(913,626)

Reclassifications out of accumulated OCI are as follows:

In thousands Details About Accumulated Other	Affected Line Item in the Consolidated Statements of Income	Three Months Ended June		Six Months Ended June
Comprehensive Income (Loss) Components		2016	2015	2016	2015
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(16,319)	$(15,495)	$(32,625)	$(30,992)
Deferred prior service costs	(a)	(645)	(759)	(1,292)	(1,521)
Pension settlement charge	Selling, general and administrative expenses	—	(1,592)	—	(1,592)

	Total before tax	(16,964)	(17,846)	(33,917)	(34,105)
	Tax benefit	6,951	10,130	13,020	17,096

	Net of tax	(10,013)	(7,716)	(20,897)	(17,009)

Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	2,284	(11,790)	(2,679)	(28,845)
Foreign exchange contracts	Cost of goods sold	20,772	22,123	64,609	41,491
Foreign exchange contracts	Selling, general and administrative expenses	(1,535)	—	(2,513)	—
Foreign exchange contracts	Other income (expense), net	624	6,139	2,127	12,974
Interest rate contracts	Interest expense	(1,121)	(1,069)	(2,225)	(2,122)

	Total before tax	21,024	15,403	59,319	23,498
	Tax expense	(8,031)	(6,255)	(22,798)	(9,436)

	Net of tax	12,993	9,148	36,521	14,062
Gains (losses) on sales of marketable securities	Other income (expense), net	—	1,177	—	1,177
	Tax expense	—	(463)	—	(463)

	Net of tax	—	714	—	714

Total reclassifications for the period	Net of tax	$2,980	$2,146	$15,624	$(2,233)

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (see Note H for additional details).

Note J – Stock-based Compensation

During the second quarter of 2016, VF did not grant any stock-based compensation awards.

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

Also during the first quarter of 2016, VF granted 596,574 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year period. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period. The fair market value of VF Common Stock at the date the units were granted was $61.29 per share.

The actual number of performance-based RSUs earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. The grant date fair value of the TSR-based adjustment related to the 2016 performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $4.48 per share.

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

Note K – Income Taxes

The effective income tax rate for the first half of 2016 was 19.8% compared with 21.1% in the first half of 2015. The first six months of 2016 included a net discrete tax benefit of $17.3 million, which included a $17.6 million tax benefit related to the early adoption of the accounting standards update on stock compensation (see Note P), $3.8 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $4.1 million of discrete tax expense related to the effects of tax rate changes. The $17.3 million net discrete tax benefit in 2016 reduced the effective income tax rate by 3.4%. The first six months of 2015 included a net discrete tax benefit of $29.5 million, which included $33.0 million of tax benefits related to the settlement of tax audits and $5.0 million of discrete tax expense related to the effect of tax rate changes. The $29.5 million net discrete tax benefit in 2015 reduced the effective income tax rate by 5.1%. Without discrete items, the effective income tax rate for the first half of 2016 decreased by 3.0% compared with the 2015 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of tax law changes in the U.S.

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

In February 2015, the European Union Commission (“EU”) opened a state aid investigation into rulings granted to companies under Belgium’s excess profit tax regime. On January 11, 2016, the EU announced its decision that these rulings granted by the Belgian government were illegal and ordered that tax benefits granted under these rulings should be collected from the affected companies, including VF. In March 2016, the Belgian government filed an appeal seeking annulment of the EU state aid decision. During the second quarter of 2016, the Company filed a separate appeal to the EU seeking annulment of the state aid decision.

During the second quarter of 2016, the Company received an assessment from the Belgian government regarding the amount of tax and interest due as a result of the excess profits ruling. The Company has not paid the assessed tax and interest as of the second quarter of 2016. The Company has evaluated all available information, including the technical merits of the excess profits ruling, and has concluded the amount of benefit previously recognized by the Company is the amount more likely than not to be sustained. As such, the Company has not made any additional accruals regarding the EU state aid decision. The Company does not expect the outcome of the appeals to have a material impact on the Company’s financial statements in future periods.

During the first half of 2016, the amount of net unrecognized tax benefits and associated interest increased by $107.7 million to $180.8 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $31.4 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $30.6 million would reduce income tax expense.

Note L – Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2016	2015	2016	2015
Coalition revenues:
Outdoor & Action Sports	$1,419,528	$1,396,344	$3,063,923	$3,003,233
Jeanswear	629,180	608,201	1,339,770	1,307,856
Imagewear	255,225	248,788	524,350	531,684
Sportswear	114,875	142,191	233,272	277,848
Other	26,451	31,462	48,888	56,129

Total coalition revenues	$2,445,259	$2,426,986	$5,210,203	$5,176,750

Coalition profit:
Outdoor & Action Sports	$123,172	$134,925	$350,943	$395,745
Jeanswear	108,843	104,568	246,137	236,500
Imagewear	36,397	35,450	77,912	76,797
Sportswear	6,300	14,433	11,076	27,274
Other (a)	(504)	597	(2,862)	15,124

Total coalition profit	274,208	289,973	683,206	751,440
Corporate and other expenses (b)	(61,283)	(70,321)	(136,736)	(139,616)
Interest expense, net (b)	(21,421)	(20,965)	(41,468)	(40,557)

Income from continuing operations before income taxes	$191,504	$198,687	$505,002	$571,267

(a)	Includes a $16.6 million gain recognized on the sale of a VF Outlet® location in the first quarter of 2015.
(b)	Certain corporate overhead costs and interest expense previously allocated to the Contemporary Brands coalition for segment reporting purposes have been reallocated to continuing operations as discussed in Note B.

Note M – Earnings Per Share

	Three Months Ended June		Six Months Ended June
In thousands, except per share amounts	2016	2015	2016	2015
Earnings per share – basic:
Net income from continuing operations	$148,294	$167,842	$405,160	$450,967

Weighted average common shares outstanding	415,991	424,349	418,870	425,305

Earnings per share from continuing operations	$0.35	$0.39	$0.96	$1.06

Earnings per share – diluted:
Net income from continuing operations	$148,294	$167,842	$405,160	$450,967

Weighted average common shares outstanding	415,991	424,349	418,870	425,305
Incremental shares from stock options and other dilutive securities	6,068	6,354	6,726	7,102

Adjusted weighted average common shares outstanding	422,059	430,703	425,596	432,407

Earnings per share from continuing operations	$0.35	$0.39	$0.95	$1.04

Outstanding options to purchase 5.4 million shares of Common Stock were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended June 2016, and options to purchase 2.4 million shares were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended June 2015, because the effect of their inclusion would have been antidilutive to those periods. In addition, 1.0 million and 1.1 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and six-month periods ended June 2016, respectively, and 1.0 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended June 2015, because these units were not considered to be contingent outstanding shares in those periods.

Note N – Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total	Fair Value Measurement Using (a)
In thousands	Fair Value	Level 1	Level 2	Level 3
June 2016
Financial assets:
Cash equivalents:
Money market funds	$292,163	$292,163	$—	$—
Time deposits	37,562	37,562	—	—
Derivative financial instruments	91,691	—	91,691	—
Investment securities	194,057	175,220	18,837	—
Financial liabilities:
Derivative financial instruments	33,451	—	33,451	—
Deferred compensation	237,018	—	237,018	—
December 2015
Financial assets:
Cash equivalents:
Money market funds	$495,264	$495,264	$—	$—
Time deposits	39,813	39,813	—	—
Derivative financial instruments	105,791	—	105,791	—
Investment securities	203,797	190,792	13,005	—
Financial liabilities:
Derivative financial instruments	28,032	—	28,032	—
Deferred compensation	252,723	—	252,723	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first half of 2016 or the year ended December 2015.

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

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2016 and December 2015, their carrying values approximated their fair values. Additionally, at June 2016 and December 2015, the carrying values of VF’s long-term debt, including the current portion, were $1,404.2 million and $1,405.2 million, respectively, compared with fair values of $1,687.0 million and $1,582.5 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Note O – Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.4 billion at June 2016, $2.4 billion at December 2015 and $2.5 billion at June 2015, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Swedish krona, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	June 2016	December 2015	June 2015	June 2016	December 2015	June 2015
Foreign currency exchange contracts designated as hedging instruments	$91,691	$105,536	$136,265	$(33,171)	$(27,896)	$(56,786)
Foreign currency exchange contracts not designated as hedging instruments	—	255	400	(280)	(136)	(43)

Total derivatives	$91,691	$105,791	$136,665	$(33,451)	$(28,032)	$(56,829)

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

	June 2016		December 2015		June 2015
In thousands	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated
Balance Sheets	$91,691	$(33,451)	$105,791	$(28,032)	$136,665	$(56,829)
Gross amounts not offset in the Consolidated
Balance Sheets	(20,145)	20,145	(22,213)	22,213	(52,154)	52,154

Net amounts	$71,546	$(13,306)	$83,578	$(5,819)	$84,511	$(4,675)

Derivatives are classified as current or noncurrent based on maturity dates, as follows:

In thousands	June 2016	December 2015	June 2015
Other current assets	$78,021	$92,796	$122,749
Accrued liabilities	(27,329)	(25,776)	(49,522)
Other assets	13,670	12,995	13,916
Other liabilities	(6,122)	(2,256)	(7,307)

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended June		Gain (Loss) on Derivatives Recognized in OCI Six Months Ended June
Cash Flow Hedging Relationships	2016	2015	2016	2015
Foreign currency exchange	$39,049	$(21,576)	$23,266	$46,434

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended June		Gain (Loss) Reclassified from Accumulated OCI into Income Six Months Ended June
Location of Gain (Loss)	2016	2015	2016	2015
Net sales	$2,284	$(11,790)	$(2,679)	$(28,845)
Cost of goods sold	20,772	22,123	64,609	41,491
Selling, general and administrative expenses	(1,535)	—	(2,513)	—
Other income (expense), net	624	6,139	2,127	12,974
Interest expense	(1,121)	(1,069)	(2,225)	(2,122)

Total	$21,024	$15,403	$59,319	$23,498

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

In thousands Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended June		Gain (Loss) on Derivatives Recognized in Income Six Months Ended June
		2016	2015	2016	2015
Foreign currency exchange	Cost of goods sold	$(769)	$—	$735	$—
Foreign currency exchange	Other income (expense), net	199	(1,430)	(1,086)	(2,461)

Total		$(570)	$(1,430)	$(351)	$(2,461)

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and six-month periods ended June 2016 and June 2015.

At June 2016, accumulated OCI included $60.2 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $25.0 million at June 2016, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.2 million and $2.3 million of net deferred losses from accumulated OCI into interest expense in each of the three and six-month periods ended June 2016, respectively, and $1.0 million and $2.1 million for the three and six-month periods ended June 2015, respectively. VF expects to reclassify $4.6 million to interest expense during the next 12 months.

Note P – Recently Adopted and Issued Accounting Standards

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

In April 2015, the FASB issued an update to their accounting guidance related to debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The Company early adopted this guidance as of December 2015 on a retrospective basis. The impact of adopting this guidance on VF’s June 2015 Consolidated Balance Sheet is presented in the table below.

In May 2015, the FASB issued an update to their accounting guidance related to fair value measurements. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure instead. The Company early adopted this guidance as of December 2015 on a retrospective basis. The new guidance did not impact disclosures related to VF’s investments, but did impact disclosures related to the Company’s defined benefit pension plan assets as of December 2015. This guidance did not impact disclosures in VF’s consolidated financial statements for the second quarter of 2016.

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

In November 2015, the FASB issued an update to their accounting guidance on income taxes that eliminates the requirement for companies to present deferred income tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this guidance as of December 2015 on a retrospective basis. The impact of adopting this guidance on VF’s June 2015 Consolidated Balance Sheet is presented in the table below.

The impact of adopting the new accounting guidance on classification of debt issuance costs and deferred income taxes on VF’s June 2015 Consolidated Balance Sheet is as follows:

In thousands Balance Sheet Line Item	June 2015 Consolidated Balance Sheet (As Previously Reported)(a)	Reclassification of Debt Issuance Costs Increase (Decrease)	Reclassification of Deferred Income Taxes Increase (Decrease)	June 2015 Consolidated Balance Sheet (Reclassified)
Other current assets	$596,240	$—	$(152,787)	$443,453
Other assets	638,370	(10,691)	34,889	662,568
Accrued liabilities	772,539	—	(6,092)	766,447
Long-term debt	1,412,244	(10,691)	—	1,401,553
Other liabilities	1,061,932	—	(111,806)	950,126

(a)	Excludes assets and liabilities of the Contemporary Brands coalition, which have been classified as held for sale on VF’s Consolidated Balance Sheets for all periods presented.

In March 2016, the FASB issued an update to their accounting guidance on stock compensation that intends to simplify and improve the accounting and statement of cash flow presentation for income taxes at settlement, forfeitures, and net settlements for withholding tax. The new standard is effective in the first quarter of 2017 with early adoption permitted. The Company early adopted this guidance as of the beginning of the first quarter of 2016. Accordingly, VF recognized $1.8 million and $17.6 million of excess tax benefits in our provision for income taxes, rather than paid-in capital, for the second quarter and first six months of 2016, respectively. Also starting in the first quarter of 2016, the Company changed its earnings per share calculation to exclude excess tax benefits previously assumed under the treasury stock method, which had a minimal impact on diluted shares. The Company has elected to continue its existing practice of estimating expected forfeitures in determining compensation cost. VF did not have any awards that were subject to the amendment regarding employee shares eligible for tax withholding, and no changes were required related to the classification of employee taxes paid for withheld shares on the statement of cash flows since VF has historically classified these within financing cash flows.

The Company began to present excess tax benefits as an operating cash flow in the first quarter of 2016 as required by the updated guidance, and elected to retrospectively adjust its first six months of 2015 operating and financing cash flows, as follows:

In thousands Statement of Cash Flows	June 2015 Consolidated Statement of Cash Flows (As Previously Reported)	Reclassification of Tax Benefits of Stock-based Compensation Increase (Decrease)	June 2015 Consolidated Statement of Cash Flows (Reclassified)
Cash used by operating activities	$(286,446)	$33,728	$(252,718)
Cash provided by financing activities	169,859	(33,728)	136,131

Recently Issued Accounting Standards

In May 2014, the FASB issued a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additional updates have been issued. This guidance will be effective in the first quarter of 2018 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

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

In June 2016, the FASB issued an update to their accounting guidance on the measurement of credit losses on financial instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This guidance will be effective in the first quarter of 2020, with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

Note Q – Short-term Borrowings

In June 2016, VF entered an accession agreement to increase the existing $1.75 billion senior unsecured revolving line of credit to $2.25 billion. This line of credit supports VF’s commercial paper program which was also increased to $2.25 billion.

Note R – Subsequent Events

On July 19, 2016, VF’s Board of Directors declared a quarterly cash dividend of $0.37 per share, payable on September 19, 2016 to stockholders of record on September 9, 2016.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers. All references to foreign currency amounts below reflect the changes in foreign exchange rates from the 2015 comparable periods and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency.

On June 29, 2016, VF signed a definitive agreement to sell the Contemporary Brands businesses, which include the 7 For All Mankind®, Splendid® and Ella Moss® brands. The results of the Contemporary Brands coalition have been presented as discontinued operations in VF’s Consolidated Statements of Income beginning in the second quarter of 2016, and thus have been excluded from continuing operations and segment results for all periods presented. In addition, the related assets and liabilities of the Contemporary Brands coalition have been classified as held for sale on VF’s Consolidated Balance Sheets for all periods presented. See Note B to VF’s consolidated financial statements for additional information on discontinued operations.

Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from VF’s continuing operations.

Highlights of the Second Quarter of 2016

•	Revenues were up 1% to $2.4 billion compared with the second quarter of 2015.

•	Outdoor & Action Sports coalition revenues increased 2%.

•	Jeanswear coalition revenues increased 3% in the second quarter of 2016, despite a negative 3% impact from foreign currency.

•	Imagewear coalition revenues increased 3%.

•	Direct-to-consumer revenues were up 6% over the 2015 quarter, net of a negative 1% impact from foreign currency, and accounted for 27% of total revenues in the quarter.

•	International revenues increased 5% compared with the 2015 quarter, net of a negative 2% impact from foreign currency, and represented 35% of total revenues in the quarter.

•	Earnings per share declined 10% to $0.35 from $0.39 in the 2015 quarter, including a negative 4% impact from foreign currency. The second quarter of 2016 was negatively impacted by approximately $0.01 of net tax discretes while the second quarter of 2015 benefitted by approximately $0.05 from net tax discretes.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable periods in 2015:

In millions	Second Quarter	Six Months
Total revenues – 2015	$2,427.0	$5,176.8
Operations	35.7	92.7
Impact of foreign currency	(17.4)	(59.3)

Total revenues – 2016	$2,445.3	$5,210.2

VF reported revenue growth of 1% in both the second quarter and first six months of 2016, compared with the 2015 periods. The revenue increases in both periods were driven by strength in the Outdoor & Action Sports and Jeanswear coalitions and our direct-to-consumer and international businesses. The Imagewear coalition also contributed to the revenue growth in the second quarter of 2016. The revenue increases were partially offset by declines in the Sportswear coalition for both periods. Excluding the negative impact from foreign currency, sales grew in every region around the world in both the second quarter and first six months of 2016. Additional details on revenues by coalition are provided in the section titled “Information by Business Segment.”

VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro. Changes in foreign currency exchange rates minimally impacted revenue growth in the second quarter of 2016 and had a negative 1% impact on growth in the first six months of 2016, compared with the 2015 periods.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Second Quarter		Six Months
	2016	2015	2016	2015
Gross margin (total revenues less cost of goods sold)	48.1%	48.0%	48.1%	48.4%
Selling, general and administrative expenses	39.5%	39.0%	37.6%	36.7%

Operating income	8.6%	9.0%	10.4%	11.8%

Gross margin was up 10 basis points in the second quarter of 2016 and declined 30 basis points for the first half of 2016, compared with the 2015 periods. Foreign currency negatively impacted gross margin by approximately 70 and 120 basis points in the second quarter and first half of 2016, respectively. Excluding this impact, gross margin improved in the second quarter and first six months of 2016, primarily due to pricing, lower product costs and business mix, partially offset by proactive efforts to manage inventory levels.

Selling, general and administrative expenses as a percentage of total revenues increased 50 and 90 basis points during the second quarter and first six months of 2016, respectively, compared with the 2015 periods. The increases in both periods were primarily due to increased investments in our key growth priorities, which include direct-to-consumer and product innovation. In addition, selling, general and administrative expenses as a percentage of total revenues in the first half of 2016 compared to the first half of 2015 was negatively impacted by a $16.6 million gain recognized on the sale of a VF Outlet® location in the first quarter of 2015.

Net interest expense increased $0.5 million and $0.9 million in the second quarter and first six months of 2016, respectively, compared with the 2015 periods, primarily due to higher interest rates on short-term borrowings, partially offset by increased levels of capitalized interest. Total outstanding debt averaged $2.3 billion in the first half of both 2016 and 2015, with weighted average interest rates of 3.8% and 3.7% in the first six months of 2016 and 2015, respectively.

The effective income tax rate for the first half of 2016 was 19.8% compared with 21.1% in the first half of 2015. The first six months of 2016 included a net discrete tax benefit of $17.3 million, which included a $17.6 million tax benefit related to the early adoption of the accounting standards update on stock compensation (see Note P to the consolidated financial statements), $3.8 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $4.1 million of discrete tax expense related to the effects of tax rate changes. The $17.3 million net discrete tax benefit in 2016 reduced the effective income tax rate by 3.4%. The first half of 2015 included a net discrete tax benefit of $29.5 million, which included $33.0 million of tax benefits related to the settlement of tax audits and $5.0 million of discrete tax expense related to the effect of tax rate changes. The $29.5 million net discrete tax benefit in 2015 reduced the effective income tax rate by 5.1%. Without discrete items, the effective income tax rate for the first half of 2016 decreased by 3.0% compared with the 2015 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of tax law changes in the U.S.

As a result of the above, net income in the second quarter of 2016 was $148.3 million ($0.35 per share) compared with $167.8 million ($0.39 per share) in the 2015 period, and net income in the first half of 2016 was $405.2 million ($0.95 per share) compared with $451.0 million ($1.04 per share) in the first half of 2015. Refer to additional discussion in the “Information by Business Segment” section below.

Information by Business Segment

VF’s businesses are grouped into product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions are the basis for VF’s reportable business segments.

See Note L to the consolidated financial statements for a summary of results of operations by coalition, along with a reconciliation of coalition profit to income before income taxes.

The following tables present a summary of the changes in coalition revenues and profit for the second quarter and first six months of 2016 from the comparable periods in 2015:

Coalition revenues

	Second Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Revenues – 2015	$1,396.3	$608.2	$248.8	$142.2	$31.5	$2,427.0
Operations	26.1	35.7	6.2	(27.3)	(5.0)	35.7
Impact of foreign currency	(2.9)	(14.7)	0.2	—	—	(17.4)

Revenues – 2016	$1,419.5	$629.2	$255.2	$114.9	$26.5	$2,445.3

	Six Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Revenues – 2015	$3,003.2	$1,307.9	$531.7	$277.8	$56.2	$5,176.8
Operations	87.0	64.0	(6.4)	(44.5)	(7.4)	92.7
Impact of foreign currency	(26.3)	(32.1)	(0.9)	—	—	(59.3)

Revenues – 2016	$3,063.9	$1,339.8	$524.4	$233.3	$48.8	$5,210.2

Coalition profit

	Second Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Profit – 2015	$134.9	$104.6	$35.5	$14.4	$0.6	$290.0
Operations	(6.6)	7.2	0.3	(8.1)	(1.1)	(8.3)
Impact of foreign currency	(5.1)	(3.0)	0.6	—	—	(7.5)

Profit (loss) – 2016	$123.2	$108.8	$36.4	$6.3	$(0.5)	$274.2

	Six Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Profit – 2015	$395.7	$236.5	$76.8	$27.3	$15.1	$751.4
Operations	(6.7)	12.3	(1.7)	(16.2)	(17.9)	(30.2)
Impact of foreign currency	(38.1)	(2.7)	2.8	—	—	(38.0)

Profit (loss) – 2016	$350.9	$246.1	$77.9	$11.1	$(2.8)	$683.2

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports

	Second Quarter			Six Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Coalition revenues	$1,419.5	$1,396.3	1.7%	$3,063.9	$3,003.2	2.0%
Coalition profit	123.2	134.9	(8.7%)	350.9	395.7	(11.3%)
Operating margin	8.7%	9.7%		11.5%	13.2%

Global revenues for Outdoor & Action Sports increased 2% in the second quarter of 2016 compared with 2015 due to operational growth. Revenues in the Americas region increased 1% in the second quarter of 2016, net of a 1% negative impact from foreign currency. Revenues in the Asia-Pacific region increased 1% despite a 2% negative impact from foreign currency. European revenues increased 3% in the second quarter of 2016, benefitting from a positive 2% impact from foreign currency.

Global revenues for Outdoor & Action Sports increased 2% in the first six months of 2016 compared with 2015, reflecting 3% operational growth partially offset by a negative 1% impact from foreign currency. Revenues in the Americas region increased 2% in the first half of 2016, net of a negative 1% impact from foreign currency. Revenues in the Asia-Pacific region increased 3% despite a 2% negative impact from foreign currency. European revenues increased 2% in the first half of 2016 compared with the 2015 period, reflecting a positive 1% impact from foreign currency.

Global revenues for The North Face® brand increased 2% and 5% in the second quarter and first six months of 2016, respectively, compared with the 2015 periods. The increases in both periods were due to strong growth in the direct-to-consumer channel. Vans® brand global revenues were up 4% and 2% in the second quarter and first six months of 2016, respectively. Both periods reflected growth in the direct-to-consumer channel, partially offset by the negative impact from foreign currency, which reduced Vans® brand global revenues by 2% in both the second quarter and first half of 2016. Global revenues for the Timberland® brand decreased 7% and 2% in the second quarter and first six months of 2016, respectively, primarily due to declines in the wholesale channel.

Global direct-to-consumer revenues for Outdoor & Action Sports grew 12% in both the second quarter and first six months of 2016 compared with the 2015 periods, driven by new store openings and an expanding e-commerce business. Wholesale revenues were down 3% in both the second quarter and first six months of 2016, primarily due to elevated inventory levels at customers in our key channels of distribution in North America and Europe, which particularly impacted our Timberland® and Vans® brands. Foreign currency negatively impacted direct-to-consumer and wholesale revenues by 1% each in the first half of 2016.

Operating margin declined 100 and 170 basis points in the second quarter and first six months of 2016, respectively, compared with the 2015 periods. The decreases for both periods were primarily due to the negative impact from foreign currency and increased investments in direct-to-consumer, product development and innovation.

Jeanswear

	Second Quarter			Six Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Coalition revenues	$629.2	$608.2	3.4%	$1,339.8	$1,307.9	2.4%
Coalition profit	108.8	104.6	4.1%	246.1	236.5	4.1%
Operating margin	17.3%	17.2%		18.4%	18.1%

Global Jeanswear revenues increased 3% in the second quarter of 2016 compared with 2015, reflecting 6% operational growth reduced by a negative 3% impact from foreign currency. Revenues in the Americas region also increased 3% in the second quarter of 2016, net of a negative 3% impact from foreign currency. The Asia-Pacific region’s revenues decreased 1%, reflecting 3% operational growth that was offset by a negative 4% impact from foreign currency. European revenues increased 9% in the second quarter of 2016.

Global Jeanswear revenues increased 2% in the first six months of 2016 compared with 2015, reflecting 5% operational growth partially offset by a negative 3% impact from foreign currency. Revenues in the Americas region increased 3% in the first six months of 2016, net of a negative 2% impact from foreign currency. The Asia-Pacific region’s revenues decreased 2%, as 4% operational growth was offset by a negative 6% impact from foreign currency. European revenues increased 3% in the first half of 2016, reflecting a negative 2% impact from foreign currency.

Global revenues for the Wrangler® brand increased 2% in both the second quarter and first six months of 2016, compared with the 2015 periods. The increases were due to continued strength in the Mass business, partially impacted in both periods by declines in the Western Specialty business and a negative 2% impact from foreign currency. Global revenues for the Lee® brand increased 8% and 4% in the second quarter and first six months of 2016, respectively, primarily due to continued international operational growth. Foreign currency negatively impacted Lee® brand revenue growth by 2% and 3% in the second quarter and first half of 2016, respectively, compared with the 2015 periods.

Operating margin increased 10 and 30 basis points in the second quarter and first six months of 2016, respectively, compared with the 2015 periods. The increases in both periods were primarily due to increased volume and the resulting leverage of operating expenses, partially offset by increased investments in product development and innovation.

Imagewear

	Second Quarter			Six Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Coalition revenues	$255.2	$248.8	2.6%	$524.4	$531.7	(1.4%)
Coalition profit	36.4	35.5	2.7%	77.9	76.8	1.5%
Operating margin	14.3%	14.2%		14.9%	14.4%

Imagewear revenues increased 3% in the second quarter and decreased 1% in the first six months of 2016, compared with the 2015 periods. The Image business (occupational apparel and uniforms) revenues decreased 7% and 8% in the second quarter and first six months of 2016, respectively, primarily due to the impact of considerably lower levels of oil and gas exploration, which negatively impacted sales of the Bulwark® brand in both periods.

Revenues for the Licensed Sports Group (“LSG”) business (licensed athletic apparel) increased 15% and 7% in the second quarter and first six months of 2016, respectively, compared with the 2015 periods, primarily due to strong Major League Baseball sales.

Operating margin increased 10 and 50 basis points in the second quarter and first six months of 2016, respectively, compared with the 2015 periods. The increases in both periods were driven by lower product costs and an improved gross margin in our LSG business primarily due to favorable product mix and pricing.

Sportswear

	Second Quarter			Six Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Coalition revenues	$114.9	$142.2	(19.2%)	$233.3	$277.8	(16.0%)
Coalition profit	6.3	14.4	(56.4%)	11.1	27.3	(59.4%)
Operating margin	5.5%	10.2%		4.7%	9.8%

Sportswear revenues decreased 19% and 16% in the second quarter and first six months of 2016, respectively, compared with the 2015 periods. Nautica® brand revenues decreased 20% and 17% in the second quarter and first six months of 2016, respectively, due to continued challenges in the U.S. department store channel, reduced traffic and management’s decision to close unprofitable stores. In addition, management made a strategic decision to transition the women’s sleepwear and men’s underwear businesses to a licensed model, which negatively impacted Nautica® brand revenues by 3% and 4% in the second quarter and first six months of 2016, respectively. Kipling® brand revenues in North America decreased 16% and 13% in the second quarter and first six months of 2016, respectively, due to wholesale and direct-to-consumer channel declines.

Operating margin decreased 470 and 510 basis points in the second quarter and first six months of 2016, respectively, compared with the 2015 periods. The decreases in both periods were primarily due to increased promotional activity, reduced expense leverage on a lower revenue base and increased investments in direct-to-consumer businesses.

Other

	Second Quarter			Six Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Coalition revenues	$26.5	$31.5	(15.9%)	$48.8	$56.2	(12.9%)
Coalition (loss) profit	(0.5)	0.6	(184.4%)	(2.8)	15.1	(118.9%)
Operating margin	(1.9%)	1.9%		(5.9%)	26.9%

VF Outlet® stores in the U.S. sell both VF and non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category. The decrease in profit and operating margin in the first six months of 2016 was primarily due to a $16.6 million gain recognized on the sale of a VF Outlet® location during the first quarter of 2015.

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

	Second Quarter			Six Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Corporate and other expenses	$61.3	$70.3	(12.9%)	$136.7	$139.6	(2.1%)
Interest expense, net	21.4	21.0	2.2%	41.5	40.6	2.2%

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarter costs and (iii) certain other income and expenses. The decreases in corporate and other expenses in the second quarter and first six months of 2016 compared with the 2015 periods resulted primarily from lower compensation expense and initiatives managed at the corporate level. Certain corporate overhead costs and interest expense previously allocated to the Contemporary Brands coalition for segment reporting purposes have been reallocated to continuing operations as discussed in Note B to the consolidated financial statements.

International Operations

International revenues increased 5% and 3% in the second quarter and first six months of 2016, respectively, compared with the 2015 periods. Foreign currency negatively impacted international revenue growth by 2% and 3% in the second quarter and first six months of 2016, respectively. Revenues in Europe increased 5% and 2% in the second quarter and first six months of 2016, respectively. Foreign currency positively impacted revenue growth in Europe by 2% in the second quarter of 2016. In the Asia-Pacific region, revenues increased 4% and 3% in the second quarter and first six months of 2016, respectively, driven by strong growth in mainland China, partially offset by weakness in Hong Kong, in both periods. Foreign currency negatively impacted revenue growth in the Asia Pacific region by 2% and 3% in the second quarter and first six months of 2016, respectively. Revenue growth in the Americas (non-U.S.) region increased 7% and 3% in the second quarter and first six months of 2016, respectively. Sales in both periods were tempered by weakening currencies in the region relative to the U.S. dollar, which negatively impacted revenue growth by 13% in both the second quarter and first six months of 2016. International revenues were 35% and 34% of total revenues in the second quarter of 2016 and 2015, respectively, and 38% of total revenues in the first six months of both 2016 and 2015.

Direct-to-consumer Operations

Direct-to-consumer revenues grew 6% in the second quarter and 7% in the first six months of 2016, as both periods reflected growth in all regions and in nearly every brand with a retail format. The increases in direct-to-consumer revenues in both periods were due to new store openings and an expanding e-commerce business. Foreign currency negatively impacted direct-to-consumer revenue growth by 1% in both the second quarter and first six months of 2016. There were 1,461 VF-owned retail stores at the end of June 2016. Direct-to-consumer revenues were 27% and 26% of total revenues in the second quarter of 2016 and 2015, respectively. Direct-to-consumer revenues were 26% of total revenues in the first six months of 2016 compared with 25% in the 2015 period.

Analysis of Financial Condition

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at June 2016 compared with December 2015:

•	Decrease in accounts receivable — due to the seasonality of the business.

•	Increase in inventories — primarily due to core cold-weather product carried forward from the prior season to fill demand in the second half of 2016, and the seasonality of the business.

•	Increase in other assets — primarily due to a deferred taxable gain related to an intercompany transaction.

•	Increase in short-term borrowings — due to commercial paper borrowings needed to support general corporate purposes and share repurchases during the first half of 2016.

•	Decrease in accounts payable — driven by timing of inventory purchases and payments to vendors.

The following discussion refers to significant changes in balances at June 2016 compared with June 2015:

•	Increase in inventories — primarily due to core cold-weather product carried forward from the prior season to fill demand in the second half of 2016.

•	Decrease in other current assets — primarily due to lower prepaid income taxes.

•	Increase in other assets — primarily due to a deferred taxable gain related to an intercompany transaction.

•	Increase in short-term borrowings — due to commercial paper borrowings needed to support general corporate purposes and higher levels of share repurchases during the first half of 2016.

Liquidity and Capital Resources

The financial condition of VF is reflected in the following:

	June	December	June
Dollars in millions	2016	2015	2015
Working capital	$1,407.4	$2,221.4	$1,604.0
Current ratio	1.5 to 1	2.1 to 1	1.7 to 1
Debt to total capital	37.7%	25.6%	34.1%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at June 2016 compared to both December 2015 and June 2015 was primarily due to the increase in short-term borrowings as explained above, and reductions in stockholders’ equity due to purchases of treasury stock during the first half of 2016, intangible asset impairment charges recorded during the fourth quarter of 2015 and the loss on discontinued operations recorded in the second quarter of 2016.

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

In summary, our cash flows were as follows:

	Six Months
In thousands	2016	2015
Cash provided (used) by operating activities	$11,774	$(252,718)
Cash used by investing activities	(101,300)	(158,323)
Cash (used) provided by financing activities	(188,451)	136,131

Cash Provided (Used) by Operating Activities

Cash flow from operating activities is dependent on the level of net income and changes in working capital. The increase in cash flows in the first six months of 2016 is primarily due to a $250 million discretionary contribution to the domestic qualified pension plan in the first quarter of 2015 that did not recur in 2016.

Cash Used by Investing Activities

VF’s investing activities in the first six months of 2016 related primarily to capital expenditures of $82.6 million and software purchases of $17.4 million. Capital expenditures decreased $42.9 million compared with the 2015 period primarily due to the purchase of a headquarters building in the Outdoor & Action Sports coalition in 2015. Software purchases decreased $26.1 million compared with the 2015 period primarily due to the completion of a system implementation that incurred significant costs through the middle of 2015. In addition, cash flows from investing activities in the first six months of 2015 benefitted from $16.7 million of proceeds from the sale of a VF Outlet® location.

Cash (Used) Provided by Financing Activities

The decrease in cash flow from financing activities during the first six months of 2016 compared with the 2015 period was driven by i) a $184.7 million decrease in net cash generated by short-term borrowings, ii) $102.3 million of incremental open market purchases of Common Stock, and iii) $38.1 million of incremental cash dividends paid. Short-term borrowings support general corporate purposes and share repurchases, and outstanding balances may vary from period to period depending on the level of corporate requirements.

During the first six months of 2016, VF purchased 13.2 million shares of its Common Stock in open market transactions at a total cost of $833.8 million (average price per share of $63.06). During the first six months of 2015, VF purchased 10.0 million shares of its Common Stock in open market transactions at a total cost of $731.5 million (average price per share of $73.01).

As of the end of the second quarter of 2016, the Company had 17.5 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.

VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. In June 2016, VF entered an accession agreement to increase the existing $1.75 billion senior unsecured revolving line of credit (the “Global Credit Facility”) to $2.25 billion. The Global Credit Facility expires in April 2020 and VF may request two extensions of one year each, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes. This program, which was also increased to $2.25 billion, allows for VF to issue commercial paper to the extent that borrowing capacity is available under the Global Credit Facility.

Commercial paper borrowings and standby letters of credit issued as of June 2016 were $1.38 billion and $16.2 million, respectively, leaving $852.5 million available for borrowing against the Global Credit Facility at June 2016.

VF has $136.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $23.2 million at June 2016.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of June 2016, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.

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

Management’s Discussion and Analysis in the 2015 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2015 that would require the use of funds. As of July 2, 2016, there have been no material changes in the amounts disclosed in the 2015 Form 10-K, except as noted below:

•	Inventory purchase obligations increased by approximately $306.4 million at the end of June 2016 due to the seasonality of VF’s businesses.

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

Recent Accounting Pronouncements

See Note P to VF’s consolidated financial statements for information on recently issued and adopted accounting standards, including reclassifications made to the second quarter and first six months of 2015 balances as presented in the “Analysis of Financial Condition” section above.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer purchases of equity securities:

Second Quarter 2016	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Program
April 3 – April 30, 2016	—	$—	—	19,381,811
May 1 – May 28, 2016	—	—	—	19,381,811
May 29 – July 2, 2016	1,916,864	62.64	1,916,864	17,464,947

Total	1,916,864		1,916,864

(1)	Includes 1,500 shares of Common Stock that were purchased during the quarter in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases – considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of Eric C. Wiseman, Chairman and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Eric C. Wiseman, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Chief Financial Officer)

Date: August 5, 2016	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President—Controller (Chief Accounting Officer)