Form 10-Q
period 2016-10-01
V F CORP
filed 2016-11-03
CIK 103379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

or

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

On October 29, 2016, there were 413,711,255 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

VF CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	September 2016	December 2015	September 2015
ASSETS
Current assets
Cash and equivalents	$737,825	$944,423	$567,637
Accounts receivable, less allowance for doubtful accounts of: September 2016 – $22,947; December 2015 – $23,275; September 2015 – $22,301	1,785,289	1,289,962	1,840,673
Inventories	1,999,996	1,555,360	1,971,790
Other current assets	295,913	284,215	291,419
Current assets of discontinued operations	—	89,176	100,363

Total current assets	4,819,023	4,163,136	4,771,882
Property, plant and equipment	949,312	945,491	935,068
Intangible assets	1,970,788	1,948,611	2,001,010
Goodwill	1,798,474	1,788,407	1,800,008
Other assets	905,512	583,866	646,892
Other assets of discontinued operations	—	210,031	358,252

Total assets	$10,443,109	$9,639,542	$10,513,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$737,660	$449,590	$1,285,388
Current portion of long-term debt	3,643	3,351	3,214
Accounts payable	565,745	680,606	571,448
Accrued liabilities	870,148	782,148	890,574
Current liabilities of discontinued operations	—	26,018	26,904

Total current liabilities	2,177,196	1,941,713	2,777,528
Long-term debt	2,347,122	1,401,820	1,401,058
Other liabilities	1,046,014	900,256	962,083
Other liabilities of discontinued operations	—	10,915	11,246

Commitments and contingencies
Total liabilities	5,570,332	4,254,704	5,151,915

Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2016, December 2015 or September 2015
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2016 – 413,682,259; December 2015 – 426,614,274; September 2015 – 426,250,097	103,421	106,654	106,563
Additional paid-in capital	3,313,077	3,192,675	3,176,806
Accumulated other comprehensive income (loss)	(998,020)	(1,043,222)	(898,775)
Retained earnings	2,454,299	3,128,731	2,976,603

Total stockholders’ equity	4,872,777	5,384,838	5,361,197

Total liabilities and stockholders’ equity	$10,443,109	$9,639,542	$10,513,112

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2016	2015	2016	2015
Net sales	$3,457,570	$3,500,569	$8,611,419	$8,614,974
Royalty income	30,656	29,057	87,010	91,402

Total revenues	3,488,226	3,529,626	8,698,429	8,706,376

Costs and operating expenses
Cost of goods sold	1,800,748	1,844,441	4,505,930	4,513,331
Selling, general and administrative expenses	1,052,050	1,045,622	3,013,394	2,943,153

Total costs and operating expenses	2,852,798	2,890,063	7,519,324	7,456,484

Operating income	635,428	639,563	1,179,105	1,249,892
Interest income	2,195	1,506	6,393	5,499
Interest expense	(24,783)	(22,163)	(70,449)	(66,713)
Other income (expense), net	(1,097)	(1,278)	1,696	217

Income from continuing operations before income taxes	611,743	617,628	1,116,745	1,188,895
Income taxes	108,709	159,993	208,551	280,293

Income from continuing operations	503,034	457,635	908,194	908,602
Income (loss) from discontinued operations, net of tax	(4,545)	2,229	(98,421)	10,782

Net income	$498,489	$459,864	$809,773	$919,384

Earnings per common share - basic
Continuing operations	$1.22	$1.08	$2.18	$2.14
Discontinued operations	(0.01)	—	(0.24)	0.02

Total earnings per common share - basic	$1.21	$1.08	$1.94	$2.16

Earnings per common share - diluted
Continuing operations	$1.20	$1.06	$2.14	$2.10
Discontinued operations	(0.01)	0.01	(0.23)	0.03

Total earnings per common share - diluted	$1.19	$1.07	$1.91	$2.13

Cash dividends per common share	$0.37	$0.32	$1.11	$0.96

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September		Nine Months Ended September
	2016	2015	2016	2015
Net income	$498,489	$459,864	$809,773	$919,384

Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	4,154	12,282	48,222	(232,829)
Less income tax effect	508	1,740	(604)	4,495
Defined benefit pension plans
Amortization of net deferred actuarial losses	16,303	15,493	48,928	46,485
Amortization of deferred prior service costs	645	760	1,937	2,281
Settlement charge	—	2,400	—	3,992
Less income tax effect	(6,541)	(7,065)	(19,561)	(24,161)
Derivative financial instruments
Gains (losses) arising during the period	9,571	5,634	32,837	52,068
Less income tax effect	(3,675)	(2,178)	(12,506)	(20,143)
Reclassification to net income for (gains) losses realized	(28,458)	(23,171)	(87,777)	(46,669)
Less income tax effect	10,928	8,956	33,726	18,392
Marketable securities
Gains (losses) arising during the period	—	—	—	495
Less income tax effect	—	—	—	(195)
Reclassification to net income for (gains) losses realized	—	—	—	(1,177)
Less income tax effect	—	—	—	463

Other comprehensive income (loss)	3,435	14,851	45,202	(196,503)

Comprehensive income (loss)	$501,924	$474,715	$854,975	$722,881

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September
	2016	2015
Operating activities
Net income	$809,773	$919,384
Adjustments to reconcile net income to cash provided (used) by operating activities
Depreciation and amortization	205,491	198,304
Stock-based compensation	54,933	73,136
Provision for doubtful accounts	16,193	7,876
Pension expense in excess of (less than) contributions	33,866	(220,339)
Loss on sale of businesses	104,357	—
Other, net	22,466	604
Changes in operating assets and liabilities:
Accounts receivable	(501,186)	(653,545)
Inventories	(443,115)	(587,669)
Accounts payable	(116,800)	(100,533)
Income taxes	(141,262)	21,451
Accrued liabilities	56,055	74,845
Other assets and liabilities	(57,403)	(13,725)

Cash provided (used) by operating activities	43,368	(280,211)
Investing activities
Capital expenditures	(129,947)	(187,281)
Proceeds from sale of businesses, net of cash sold	115,983	—
Software purchases	(31,843)	(53,053)
Other, net	(4,997)	3,150

Cash used by investing activities	(50,804)	(237,184)
Financing activities
Net increase in short-term borrowings	287,759	1,268,146
Payments on long-term debt	(12,385)	(3,163)
Payment of debt issuance costs	(6,772)	(1,475)
Proceeds from long-term debt	951,782	—
Purchases of treasury stock	(1,000,230)	(731,936)
Cash dividends paid	(462,406)	(407,684)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	40,667	23,168

Cash (used) provided by financing activities	(201,585)	147,056
Effect of foreign currency rate changes on cash and equivalents	1,241	(34,957)

Net change in cash and equivalents	(207,780)	(405,296)
Cash and equivalents – beginning of year (a)	945,605	971,895

Cash and equivalents – end of period (a)	$737,825	$566,599

(a)	The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations.”

See notes to consolidated financial statements.

VF CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amounts	Capital	Income (Loss)	Earnings
Balance, December 2014	432,859,891	$108,215	$2,993,186	$(702,272)	$3,231,753
Net income	—	—	—	—	1,231,593
Dividends on Common Stock	—	—	—	—	(565,275)
Purchase of treasury stock	(10,036,100)	(2,509)	—	—	(730,114)
Stock-based compensation, net	3,790,483	948	199,489	—	(39,226)
Foreign currency translation and other	—	—	—	(361,228)	—
Defined benefit pension plans	—	—	—	4,939	—
Derivative financial instruments	—	—	—	15,753	—
Marketable securities	—	—	—	(414)	—

Balance, December 2015	426,614,274	106,654	3,192,675	(1,043,222)	3,128,731
Net income	—	—	—	—	809,773
Dividends on Common Stock	—	—	—	—	(462,406)
Purchase of treasury stock	(15,927,775)	(3,982)	—	—	(996,248)
Stock-based compensation, net	2,995,760	749	120,402	—	(25,551)
Foreign currency translation and other	—	—	—	47,618	—
Defined benefit pension plans	—	—	—	31,304	—
Derivative financial instruments	—	—	—	(33,720)	—

Balance, September 2016	413,682,259	$103,421	$3,313,077	$(998,020)	$2,454,299

See notes to consolidated financial statements.

VF CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

VF Corporation (together with its subsidiaries, collectively known as “VF” or “the Company”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended September 2016, December 2015 and September 2015 relate to the fiscal periods ended on October 1, 2016, January 2, 2016 and October 3, 2015, respectively.

On August 26, 2016, VF completed the sale of its Contemporary Brands coalition. As a result, VF has reported the operating results of this coalition in the income (loss) from discontinued operations line in the Consolidated Statements of Income for all periods presented. In addition, the related assets and liabilities were reported as assets of discontinued operations and liabilities of discontinued operations in the Consolidated Balance Sheets through the date of sale. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. See Note B for additional information on discontinued operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the December 2015 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended September 2016 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2015 (“2015 Form 10-K”).

Note B – Discontinued Operations

On August 26, 2016, VF completed the sale of its Contemporary Brands coalition to Delta Galil Industries, Ltd. for $116.9 million. The Contemporary Brands coalition included the businesses of the 7 For All Mankind®, Splendid®, and Ella Moss® brands (the “Businesses”) and was previously disclosed as a separate reportable segment of VF.

The transaction resulted in an after-tax loss on sale of $104.4 million which is included in the income (loss) from discontinued operations line in the Consolidated Statements of Income for the first nine months of 2016. The after-tax loss on sale included in income (loss) from discontinued operations for the third quarter of 2016 was $3.8 million.

Beginning in the second quarter of 2016, VF has reported the results of the Businesses in the income (loss) from discontinued operations line item in the Consolidated Statements of Income and excluded them from continuing operations and segment results. Prior to the sale, the assets and liabilities of the Businesses were recorded in the assets of discontinued operations and liabilities of discontinued operations line items, respectively, in the Consolidated Balance Sheets.

Certain corporate overhead costs and interest expense previously allocated to the Contemporary Brands coalition for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations. In addition, goodwill and intangible asset impairment charges related to the Contemporary Brands coalition, previously excluded from the calculation of coalition profit, were reallocated to discontinued operations. These changes were applied to all periods presented.

VF will provide certain support services under transition services agreements for a limited period of time.

The following table summarizes the major line items included in the income (loss) from discontinued operations for each of the periods presented.

	Three Months Ended September		Nine Months Ended September
In thousands	2016	2015	2016	2015
Revenues	$43,186	$83,194	$187,821	$257,605
Cost of goods sold	20,199	39,169	85,303	117,172
Selling, general and administrative expenses	26,062	40,660	99,295	126,535
Interest income (expense), net	(1)	(161)	(109)	(483)
Other income (expense), net	7	(2)	3	1

Pre-tax income (loss) from discontinued operations	(3,069)	3,202	3,117	13,416
Pre-tax loss on the disposal of discontinued operations	(4,439)	—	(154,275)	—

Total pre-tax income (loss) from discontinued operations	(7,508)	3,202	(151,158)	13,416
Income tax benefit (expense)	2,963	(973)	52,737	(2,634)

Income (loss) from discontinued operations	$(4,545)	$2,229	$(98,421)	$10,782

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented.

In thousands	September 2016	December 2015	September 2015
Accounts receivable, net	$—	$29,596	$29,857
Inventories	—	56,634	66,336
Other current assets, including cash and equivalents	—	2,946	4,170
Property, plant and equipment	—	42,668	46,490
Intangible assets	—	164,008	308,471
Other assets	—	3,355	3,291

Total assets of discontinued operations(a)	$—	$299,207	$458,615

Current portion of long-term debt	$—	$9,928	$9,983
Accounts payable	—	8,988	8,920
Accrued liabilities	—	7,102	8,001
Other liabilities	—	10,915	11,246

Total liabilities of discontinued operations(a)	$—	$36,933	$38,150

(a)	Amounts at December 2015 and September 2015 have been classified as current and long-term in the Consolidated Balance Sheets.

Because the cash flows of the Businesses were not material for any of the periods presented, we have not segregated them in our Consolidated Statements of Cash Flows.

Note C – Sale of Accounts Receivable

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. This agreement was amended in January 2016 to permit up to $367.5 million of VF’s accounts receivable to be sold to the financial institution and remain outstanding at any point in time, compared to the $237.5 million limit in place at December 2015 and September 2015. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the first nine months of 2016, VF sold total accounts receivable of $983.5 million. As of September 2016, December 2015 and September 2015, $212.3 million, $144.9 million and $167.5 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in other income (expense), net, and was $0.8 million and $2.5 million for the third quarter and first nine months of 2016, respectively, and $0.5 million and $1.4 million for the third quarter and first nine months of 2015, respectively. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

Note D – Inventories

In thousands	September 2016	December 2015	September 2015
Finished products	$1,744,064	$1,313,646	$1,716,568
Work-in-process	98,686	94,355	93,198
Raw materials	157,246	147,359	162,024

Total inventories	$1,999,996	$1,555,360	$1,971,790

Note E – Property, Plant and Equipment

In thousands	September 2016	December 2015	September 2015
Land and improvements	$95,442	$93,923	$93,665
Buildings and improvements	1,026,266	983,666	963,647
Machinery and equipment	1,295,215	1,233,656	1,220,327

Property, plant and equipment, at cost	2,416,923	2,311,245	2,277,639
Less accumulated depreciation and amortization	1,467,611	1,365,754	1,342,571

Property, plant and equipment, net	$949,312	$945,491	$935,068

Note F – Intangible Assets

			September 2016			December 2015
In thousands	Weighted Average Amortization Period	Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$280,909	$132,435	$148,474	$156,047
License agreements	24 years	Accelerated and straight-line	179,488	99,228	80,260	86,540
Trademark	16 years	Straight-line	58,132	2,725	55,407	—
Other	10 years	Straight-line	6,358	2,678	3,680	3,443

Amortizable intangible assets, net					287,821	246,030

Indefinite-lived intangible assets:
Trademarks and trade names					1,682,967	1,702,581

Intangible assets, net					$1,970,788	$1,948,611

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

Amortization expense for the third quarter and first nine months of 2016 was $6.9 million and $20.8 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the years 2016 through 2020 is $27.5 million, $26.5 million, $25.9 million, $25.2 million and $24.3 million, respectively.

There were no impairment charges recorded in the third quarter or first nine months of 2016. Refer to Note O for discussion of the Company’s interim impairment testing of the Nautica® trademark during the third quarter of 2016.

Note G – Goodwill

Changes in goodwill are summarized by business segment as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Total
Balance, December 2015	$1,359,475	$212,871	$58,747	$157,314	$1,788,407
Currency translation	8,443	1,624	—	—	10,067

Balance, September 2016	$1,367,918	$214,495	$58,747	$157,314	$1,798,474

Accumulated impairment charges were $43.4 million for the Outdoor & Action Sports coalition and $58.5 million for the Sportswear coalition as of the dates presented above.

There were no impairment charges recorded in the third quarter or first nine months of 2016. Refer to Note O for discussion of the Company’s interim impairment testing of the Nautica® reporting unit during the third quarter of 2016.

Note H – Short-term Borrowings and Long-term Debt

In June 2016, VF entered an accession agreement to increase the existing $1.75 billion senior unsecured revolving line of credit to $2.25 billion. This line of credit supports VF’s commercial paper program which was also increased to $2.25 billion.

In September 2016, VF issued €850 million of 0.625% fixed-rate notes maturing in September 2023. The outstanding balance of the notes was $947.1 million at September 2016, which was net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 0.712% which includes amortization of original issue discount and debt issuance costs.

Note I – Pension Plans

The components of pension cost for VF’s defined benefit plans are as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2016	2015	2016	2015
Service cost – benefits earned during the period	$6,478	$7,305	$19,434	$21,984
Interest cost on projected benefit obligations	16,991	19,415	51,066	58,229
Expected return on plan assets	(24,869)	(27,784)	(74,714)	(83,334)
Amortization of deferred amounts:
Net deferred actuarial losses	16,303	15,493	48,928	46,485
Deferred prior service costs	645	760	1,937	2,281

Net periodic pension cost	$15,548	$15,189	$46,651	$45,645

VF contributed $12.8 million to its defined benefit plans during the first nine months of 2016, and intends to make approximately $2.4 million of additional contributions during the remainder of 2016.

VF incurred $2.4 million and $4.0 million in settlement charges during the third quarter and first nine months of 2015, respectively, related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits to participants in VF’s supplemental defined benefit pension plan. No settlement charges were incurred during the first nine months of 2016.

Note J – Capital and Accumulated Other Comprehensive Income (Loss)

During the first nine months of 2016, the Company purchased 15.9 million shares of Common Stock in open market transactions for $1.0 billion under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first nine months of 2016, VF restored 16.0 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were 2,600 shares held in treasury at the end of September 2016, no shares held in treasury at the end of December 2015, and 1,900 shares held in treasury at the end of September 2015. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first nine months of 2016, the Company purchased 4,000 shares of Common Stock in open market transactions for $0.2 million. Balances related to shares held for deferred compensation plans were as follows:

In thousands, except share amounts	September 2016	December 2015	September 2015
Shares held for deferred compensation plans	450,067	562,649	560,049
Cost of shares held for deferred compensation plans	$5,434	$6,823	$6,651

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

In thousands	September 2016	December 2015	September 2015
Foreign currency translation and other	$(670,551)	$(718,169)	$(585,275)
Defined benefit pension plans	(340,891)	(372,195)	(348,537)
Derivative financial instruments	13,422	47,142	35,037

Accumulated other comprehensive income (loss)	$(998,020)	$(1,043,222)	$(898,775)

The changes in accumulated OCI, net of related taxes, are as follows:

	Three Months Ended September 2016
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2016	$(675,213)	$(351,298)	$25,056	$(1,001,455)

Other comprehensive income (loss) before reclassification	4,662	—	5,896	10,558
Amounts reclassified from accumulated other comprehensive income (loss)	—	10,407	(17,530)	(7,123)

Net other comprehensive income (loss)	4,662	10,407	(11,634)	3,435

Balance, September 2016	$(670,551)	$(340,891)	$13,422	$(998,020)

	Three Months Ended September 2015
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2015	$(599,297)	$(360,125)	$45,796	$(913,626)

Other comprehensive income (loss) before reclassification	14,022	—	3,456	17,478
Amounts reclassified from accumulated other comprehensive income (loss)	—	11,588	(14,215)	(2,627)

Net other comprehensive income (loss)	14,022	11,588	(10,759)	14,851

Balance, September 2015	$(585,275)	$(348,537)	$35,037	$(898,775)

	Nine Months Ended September 2016
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2015	$(718,169)	$(372,195)	$47,142	$(1,043,222)

Other comprehensive income (loss) before reclassification	47,618	—	20,331	67,949
Amounts reclassified from accumulated other comprehensive income (loss)	—	31,304	(54,051)	(22,747)

Net other comprehensive income (loss)	47,618	31,304	(33,720)	45,202

Balance, September 2016	$(670,551)	$(340,891)	$13,422	$(998,020)

	Nine Months Ended September 2015
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2014	$(356,941)	$(377,134)	$31,389	$414	$(702,272)

Other comprehensive income (loss) before reclassification	(228,334)	—	31,925	300	(196,109)
Amounts reclassified from accumulated other comprehensive income (loss)	—	28,597	(28,277)	(714)	(394)

Net other comprehensive income (loss)	(228,334)	28,597	3,648	(414)	(196,503)

Balance, September 2015	$(585,275)	$(348,537)	$35,037	$—	$(898,775)

Reclassifications out of accumulated OCI are as follows:

In thousands	Affected Line Item in the Consolidated Statements of Income	Three Months Ended September		Nine Months Ended September
Details About Accumulated Other
Comprehensive Income (Loss) Components		2016	2015	2016	2015
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(16,303)	$(15,493)	$(48,928)	$(46,485)
Deferred prior service costs	(a)	(645)	(760)	(1,937)	(2,281)
Pension settlement charges	Selling, general and administrative expenses	—	(2,400)	—	(3,992)

	Total before tax	(16,948)	(18,653)	(50,865)	(52,758)
	Tax benefit	6,541	7,065	19,561	24,161

	Net of tax	(10,407)	(11,588)	(31,304)	(28,597)

Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	14,676	(22,434)	11,997	(51,279)
Foreign exchange contracts	Cost of goods sold	15,485	39,142	80,094	80,633
Foreign exchange contracts	Selling, general and administrative expenses	(1,098)	—	(3,611)	—
Foreign exchange contracts	Other income (expense), net	526	7,541	2,653	20,515
Interest rate contracts	Interest expense	(1,131)	(1,078)	(3,356)	(3,200)

	Total before tax	28,458	23,171	87,777	46,669
	Tax expense	(10,928)	(8,956)	(33,726)	(18,392)

	Net of tax	17,530	14,215	54,051	28,277
Gains (losses) on sales of marketable securities	Other income (expense), net	—	—	—	1,177
	Tax expense	—	—	—	(463)

	Net of tax	—	—	—	714

Total reclassifications for the period	Net of tax	$7,123	$2,627	$22,747	$394

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (see Note I for additional details).

Note K – Stock-based Compensation

During the first nine months of 2016, VF granted stock options to employees and nonemployee members of VF’s Board of Directors to purchase 3,132,609 shares of its Common Stock at a weighted exercise price of $61.31 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

2016
Expected volatility	21% to 29%
Weighted average expected volatility	24%
Expected term (in years)	6.3 to 7.6
Weighted average dividend yield	2.2%
Risk-free interest rate	0.4% to 1.7%
Weighted average fair value at date of grant	$12.08

Also, during the first nine months of 2016, VF granted 605,658 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year period. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period. The weighted average fair market value of VF Common Stock at the date the units were granted was $61.31 per share.

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

VF granted 69,100 nonperformance-based RSUs to certain key employees in international jurisdictions during the first nine months of 2016. These units vest four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the date the units were granted was $61.93.

VF granted 128,737 restricted shares of VF Common Stock to certain members of management during the first nine months of 2016. These shares vest over periods of up to five years from the date of grant. The weighted average fair market value of VF Common Stock at the date the shares were granted was $61.66 per share.

Note L – Income Taxes

The effective income tax rate for the first nine months of 2016 was 18.7% compared to 23.6% in the first nine months of 2015. The first nine months of 2016 included a net discrete tax benefit of $40.6 million, which included a $26.5 million tax benefit related to the early adoption of the accounting standards update on stock compensation (see Note Q), $15.6 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $4.1 million of discrete tax expense related to the effects of tax rate changes. The $40.6 million net discrete tax benefit in 2016 reduced the effective income tax rate by 3.6%. The first nine months of 2015 included a net discrete tax benefit of $29.0 million, which included $33.7 million of tax benefits related to the settlement of tax audits and $5.0 million of discrete tax expense related to the effects of tax rate changes. The $29.0 million net discrete tax benefit in 2015 reduced the effective income tax rate by 2.4%. Without discrete items, the effective income tax rate for the first nine months of 2016 decreased by 3.7% compared to the 2015 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of tax law changes in the U.S.

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

During the second quarter of 2016, the Company received an assessment from the Belgian government regarding the amount of tax and interest due as a result of the excess profits ruling. The Company has not paid the assessed tax and interest as of the third quarter of 2016. The Company has evaluated all available information, including the technical merits of the excess profits ruling, and has concluded the amount of benefit previously recognized by the Company is the amount more likely than not to be sustained. As such, the Company has not made any additional accruals regarding the EU state aid decision. The Company does not expect the outcome of the appeals to have a material impact on the Company’s financial statements in future periods.

During the first nine months of 2016, the amount of net unrecognized tax benefits and associated interest increased by $96.4 million to $169.5 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $18.8 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $16.6 million would reduce income tax expense.

Note M – Business Segment Information

VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2016	2015	2016	2015
Coalition revenues:
Outdoor & Action Sports	$2,335,993	$2,296,551	$5,399,916	$5,299,784
Jeanswear	701,416	747,869	2,041,186	2,055,725
Imagewear	281,542	291,540	805,892	823,224
Sportswear	140,705	161,697	373,977	439,545
Other	28,570	31,969	77,458	88,098

Total coalition revenues	$3,488,226	$3,529,626	$8,698,429	$8,706,376

Coalition profit:
Outdoor & Action Sports	$490,470	$487,929	$841,413	$883,674
Jeanswear	142,427	158,603	388,564	395,103
Imagewear	46,634	41,830	124,546	118,627
Sportswear	15,080	23,194	26,156	50,468
Other (a)	(272)	354	(3,134)	15,478

Total coalition profit	694,339	711,910	1,377,545	1,463,350
Corporate and other expenses (b)	(60,008)	(73,625)	(196,744)	(213,241)
Interest expense, net (b)	(22,588)	(20,657)	(64,056)	(61,214)

Income from continuing operations before income taxes	$611,743	$617,628	$1,116,745	$1,188,895

(a)	Includes a $16.6 million gain recognized on the sale of a VF Outlet® location in the first quarter of 2015.
(b)	Certain corporate overhead costs and interest expense previously allocated to the Contemporary Brands coalition for segment reporting purposes have been reallocated to continuing operations as discussed in Note B.

Note N – Earnings Per Share

	Three Months Ended September		Nine Months Ended September
In thousands, except per share amounts	2016	2015	2016	2015
Earnings per share – basic:
Income from continuing operations	$503,034	$457,635	$908,194	$908,602

Weighted average common shares outstanding	413,461	425,208	417,067	425,273

Earnings per share from continuing operations	$1.22	$1.08	$2.18	$2.14

Earnings per share – diluted:
Income from continuing operations	$503,034	$457,635	$908,194	$908,602

Weighted average common shares outstanding	413,461	425,208	417,067	425,273
Incremental shares from stock options and other dilutive securities	5,779	6,252	6,410	6,818

Adjusted weighted average common shares outstanding	419,240	431,460	423,477	432,091

Earnings per share from continuing operations	$1.20	$1.06	$2.14	$2.10

Outstanding options to purchase 5.2 million and 5.3 million shares of Common Stock were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended September 2016, respectively, and options to purchase 2.4 million shares were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended September 2015, because the effect of their inclusion would have been antidilutive to those periods. In addition, 1.0 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for all periods presented because these units were not considered to be contingent outstanding shares in those periods.

Note O – Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total	Fair Value Measurement Using (a)
In thousands	Fair Value	Level 1	Level 2	Level 3
September 2016
Financial assets:
Cash equivalents:
Money market funds	$460,504	$460,504	$—	$—
Time deposits	32,987	32,987	—	—
Derivative financial instruments	75,497	—	75,497	—
Investment securities	204,384	186,176	18,208	—
Financial liabilities:
Derivative financial instruments	32,181	—	32,181	—
Deferred compensation	237,175	—	237,175	—
December 2015
Financial assets:
Cash equivalents:
Money market funds	$495,264	$495,264	$—	$—
Time deposits	39,813	39,813	—	—
Derivative financial instruments	105,791	—	105,791	—
Investment securities	203,797	190,792	13,005	—
Financial liabilities:
Derivative financial instruments	28,032	—	28,032	—
Deferred compensation	252,723	—	252,723	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first nine months of 2016 or the year ended December 2015.

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

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2016 and December 2015, their carrying values approximated their fair values. Additionally, at September 2016 and December 2015, the carrying values of VF’s long-term debt, including the current portion, were $2,350.8 million and $1,405.2 million, respectively, compared with fair values of $2,647.0 million and $1,582.5 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

Nonrecurring Fair Value Measurements

During the third quarter of 2016, management determined that the continued revenue and profitability decline in the Nautica® brand, combined with a downward revision to the forecast for the remainder of the year, was a triggering event that required an interim impairment analysis of the goodwill and trademark intangible assets. The Nautica® brand is part of the Sportswear coalition and represents primarily all of the coalition’s goodwill value. Based on the quantitative impairment analysis performed, VF determined the goodwill and trademark intangible assets of Nautica® were not impaired. For goodwill, the fair value of the reporting unit exceeded the carrying value by 45%. The fair value of the trademark intangible asset exceeded its carrying value by a significant amount.

The impairment testing of goodwill and trademark intangible assets utilized significant unobservable inputs (Level 3) to determine fair value.

The fair value of the Nautica® reporting unit for goodwill impairment testing was determined using a combination of two valuation methods: an income approach and a market approach. The income approach was based on projected future (debt-free) cash flows that were discounted to present value. The discount rate was based on the reporting unit’s calculated weighted average cost of capital (“WACC”), which takes into consideration the characteristics of relevant peer companies, market observable data, and company-specific risk factors. For the market approach, management used both the guideline company and similar transaction methods. The guideline company method analyzed market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation were based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples were calculated utilizing actual transaction prices and revenue/EBITDA data from target companies deemed similar to the reporting unit.

VF used the income-based relief-from-royalty method to value the Nautica® trademark intangible asset. In applying this method, revenues expected to be generated by the trademark were multiplied by a selected royalty rate. The royalty rate was selected based on consideration of i) royalty rates included in active license agreements, if applicable, ii) royalty rates received by market participants in the apparel industry, and iii) the current performance of the reporting unit. The estimated after-tax royalty revenue stream was then discounted to present value using the reporting unit’s WACC plus a spread that factors in the risk of the intangible asset.

Management’s revenue and profitability forecasts used in the Nautica® reporting unit and intangible asset valuations considered recent performance and trends, strategic initiatives and negative industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of these businesses.

Key assumptions developed by VF management and used in the quantitative analysis include:

•	Long-term growth in revenues primarily due to expanded distribution channels, including conversion of licensing arrangements in key international markets.

•	A gradual return to historical profitability rates over the remaining forecast period.

•	Royalty rates based on active license agreements of the brand.

•	Market-based discount rates.

Management performed sensitivity analyses on the goodwill impairment model and determined that neither a 100 basis point decrease in the compounded annual growth rate for EBITDA nor a 100 basis point increase in the discount rate caused the estimated fair value of the reporting unit to decline below its carrying value.

It is possible VF’s conclusions regarding impairment of the Nautica® reporting unit goodwill or intangible assets could change in future periods. There can be no assurance the estimates and assumptions used in our goodwill and intangible asset impairment testing performed in the third quarter of 2016 will prove to be accurate predictions of the future. For example, variations in our assumptions related to discount rates, comparable company market approach inputs, business performance and execution of planned growth strategies could impact future conclusions. A future impairment charge for goodwill or intangible assets could have a material effect on VF’s consolidated financial position and results of operations.

Note P – Derivative Financial Instruments and Hedging Activities

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.2 billion at September 2016, $2.4 billion at December 2015 and $2.4 billion at September 2015, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Swedish krona, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	September 2016	December 2015	September 2015	September 2016	December 2015	September 2015
Foreign currency exchange contracts designated as hedging instruments	$75,497	$105,536	$94,113	$(31,996)	$(27,896)	$(46,808)
Foreign currency exchange contracts not designated as hedging instruments	—	255	112	(185)	(136)	(373)

Total derivatives	$75,497	$105,791	$94,225	$(32,181)	$(28,032)	$(47,181)

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

	September 2016		December 2015		September 2015
In thousands	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the
Consolidated Balance Sheets	$75,497	$(32,181)	$105,791	$(28,032)	$94,225	$(47,181)
Gross amounts not offset in the
Consolidated Balance Sheets	(19,328)	19,328	(22,213)	22,213	(36,597)	36,597

Net amounts	$56,169	$(12,853)	$83,578	$(5,819)	$57,628	$(10,584)

Derivatives are classified as current or noncurrent based on maturity dates, as follows:

In thousands	September 2016	December 2015	September 2015
Other current assets	$66,231	$92,796	$85,405
Accrued liabilities	(28,852)	(25,776)	(40,969)
Other assets	9,266	12,995	8,820
Other liabilities	(3,329)	(2,256)	(6,212)

Cash Flow Hedges

VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended September		Gain (Loss) on Derivatives Recognized in OCI Nine Months Ended September
Cash Flow Hedging Relationships	2016	2015	2016	2015
Foreign currency exchange	$9,571	$5,634	$32,837	$52,068

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCI into Income Nine Months Ended September
Location of Gain (Loss)	2016	2015	2016	2015
Net sales	$14,676	$(22,434)	$11,997	$(51,279)
Cost of goods sold	15,485	39,142	80,094	80,633
Selling, general and administrative expenses	(1,098)	—	(3,611)	—
Other income (expense), net	526	7,541	2,653	20,515
Interest expense	(1,131)	(1,078)	(3,356)	(3,200)

Total	$28,458	$23,171	$87,777	$46,669

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

In thousands Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended September		Gain (Loss) on Derivatives Recognized in Income Nine Months Ended September
		2016	2015	2016	2015
Foreign currency exchange	Cost of goods sold	$(510)	$—	$225	$—
Foreign currency exchange	Other income (expense), net	(110)	836	(1,196)	(1,625)

Total		$(620)	$836	$(971)	$(1,625)

Other Derivative Information

There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and nine-month periods ended September 2016 and September 2015.

At September 2016, accumulated OCI included $42.8 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $23.8 million at September 2016, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.1 million and $3.4 million of net deferred losses from accumulated OCI into interest expense for the three and nine-month periods ended September 2016, respectively, and $1.1 million and $3.2 million for the three and nine-month periods ended September 2015, respectively. VF expects to reclassify $4.7 million to interest expense during the next 12 months.

Net Investment Hedge

The Company has designated its €850 million of euro-denominated bonds as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are recorded in the cumulative translation adjustment component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the third quarter of 2016, the Company recognized $1.7 million of gains in accumulated OCI related to the net investment hedge transaction. The amount will remain in OCI until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedge in the third quarter of 2016.

Note Q – Recently Adopted and Issued Accounting Standards

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

In April 2015, the FASB issued an update to their accounting guidance related to debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The Company early adopted this guidance as of December 2015 on a retrospective basis. The impact of adopting this guidance on VF’s September 2015 Consolidated Balance Sheet is presented in the table below.

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

In November 2015, the FASB issued an update to their accounting guidance on income taxes that eliminates the requirement for companies to present deferred income tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this guidance as of December 2015 on a retrospective basis. The impact of adopting this guidance on VF’s September 2015 Consolidated Balance Sheet is presented in the table below.

The impact of adopting the new accounting guidance on classification of debt issuance costs and deferred income taxes on VF’s September 2015 Consolidated Balance Sheet is as follows:

In thousands Balance Sheet Line Item	September 2015 Consolidated Balance Sheet (As Previously Reported)(a)	Reclassification of Debt Issuance Costs Increase (Decrease)	Reclassification of Deferred Income Taxes Increase (Decrease)	September 2015 Consolidated Balance Sheet (Reclassified)
Other current assets	$455,354	$—	$(163,935)	$291,419
Other assets	621,767	(10,388)	35,513	646,892
Accrued liabilities	896,666	—	(6,092)	890,574
Long-term debt	1,411,446	(10,388)	—	1,401,058
Other liabilities	1,084,413	—	(122,330)	962,083

(a)	Excludes assets and liabilities previously reported in the Contemporary Brands coalition.

In March 2016, the FASB issued an update to their accounting guidance on stock compensation that intends to simplify and improve the accounting and statement of cash flow presentation for income taxes at settlement, forfeitures, and net settlements for withholding tax. The new standard is effective in the first quarter of 2017 with early adoption permitted. The Company early adopted this guidance as of the beginning of the first quarter of 2016. Accordingly, VF recognized $8.9 million and $26.5 million of excess tax benefits in our provision for income taxes, rather than paid-in capital, for the third quarter and first nine months of 2016, respectively. Also starting in the first quarter of 2016, the Company changed its earnings per share calculation to exclude excess tax benefits previously assumed under the treasury stock method, which had a minimal impact on diluted shares. The Company has elected to continue its existing practice of estimating expected forfeitures in determining compensation cost. VF did not have any awards that were subject to the amendment regarding employee shares eligible for tax withholding, and no changes were required related to the classification of employee taxes paid for withheld shares in the Consolidated Statements of Cash Flows since VF has historically classified these within financing cash flows.

The Company began to present excess tax benefits as an operating cash flow in the first quarter of 2016 as required by the updated guidance, and elected to retrospectively adjust its first nine months of 2015 operating and financing cash flows, as follows:

In thousands Statement of Cash Flows	September 2015 Consolidated Statement of Cash Flows (As Previously Reported)	Reclassification of Tax Benefits of Stock-based Compensation Increase (Decrease)	September 2015 Consolidated Statement of Cash Flows (Reclassified)
Cash used by operating activities	$(330,961)	$50,750	$(280,211)
Cash provided by financing activities	197,806	(50,750)	147,056

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

In June 2016, the FASB issued an update to their accounting guidance on the measurement of credit losses on financial instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This guidance will be effective in the first quarter of 2020 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

In August 2016, the FASB issued an update to their accounting guidance addressing how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance will be effective in the first quarter of 2018 with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on VF’s consolidated financial statements.

In October 2016, the FASB issued an update to their accounting guidance on the recognition of current and deferred income taxes for intra-entity asset transfers. This guidance will be effective in the first quarter of 2018 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

Note R – Subsequent Events

On October 20, 2016, VF’s Board of Directors declared a quarterly cash dividend of $0.42 per share, payable on December 19, 2016 to stockholders of record on December 9, 2016.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. All references to foreign currency amounts below reflect the changes in foreign exchange rates from the 2015 comparable periods and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency.

On August 26, 2016, VF completed the sale of its Contemporary Brands coalition, which included the 7 For All Mankind®, Splendid® and Ella Moss® brands. Accordingly, the Company removed the related assets and liabilities from the Consolidated Balance Sheets as of that date and included the results of those businesses in discontinued operations for all periods presented. See Note B to VF’s consolidated financial statements for additional information on discontinued operations.

Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from VF’s continuing operations.

Highlights of the Third Quarter of 2016

•	Revenues were down 1% to $3.5 billion compared to the third quarter of 2015.

•	Outdoor & Action Sports coalition revenues increased 2% to $2.3 billion compared to the third quarter of 2015.

•	Direct-to-consumer revenues were up 6% over the 2015 quarter and accounted for 23% of total revenues in the quarter.

•	International revenues increased 5% compared to the 2015 quarter, including a 1% negative impact from foreign currency, and represented 41% of total revenues in the quarter.

•	Gross margin increased 70 basis points in the third quarter to 48.4%, including 60 basis points of negative impact from changes in foreign currency.

•	Earnings per share increased 13% to $1.20 from $1.06 in the 2015 quarter, including a negative 3% impact from foreign currency. The third quarter of 2016 benefited from a lower tax rate due to a higher mix of international profits and about $0.06 per share due to net tax discrete items relative to 2015.

Analysis of Results of Operations

Consolidated Statements of Income

The following table presents a summary of the changes in total revenues from the comparable periods in 2015:

In millions	Third Quarter	Nine Months
Total revenues – 2015	$3,529.6	$8,706.4
Operations	(32.5)	60.2
Impact of foreign currency	(8.9)	(68.2)

Total revenues – 2016	$3,488.2	$8,698.4

VF reported a 1% decline in revenues for the third quarter while revenues were flat for the first nine months of 2016, compared to the 2015 periods. The revenue results for the third quarter and first nine months of 2016 were driven by strength in the Outdoor & Action Sports coalition and our direct-to-consumer and international businesses, offset by negative impacts from foreign currency and operational declines in the Imagewear and Sportswear coalitions. Additionally, from an operational perspective, the Jeanswear coalition declined in the third quarter but grew in the first nine months of 2016, compared to 2015. Excluding the negative impact from foreign currency, international sales grew in every region around the world in both the third quarter and first nine months of 2016. Refer to the section titled “Information by Business Segment” for additional details on revenues by coalition.

VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro. Changes in foreign currency exchange rates minimally impacted the revenue decline in the third quarter of 2016 and had a negative 1% impact on growth in the first nine months of 2016, compared to the 2015 periods.

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Third Quarter		Nine Months
	2016	2015	2016	2015
Gross margin (total revenues less cost of goods sold)	48.4%	47.7%	48.2%	48.2%
Selling, general and administrative expenses	30.2%	29.6%	34.6%	33.8%

Operating income	18.2%	18.1%	13.6%	14.4%

Gross margin was up 70 basis points in the third quarter of 2016 and was flat at 48.2% for the first nine months of 2016, compared to the 2015 periods. Foreign currency negatively impacted gross margin by approximately 60 and 70 basis points in the third quarter and first nine months of 2016, respectively. Excluding this impact, gross margin improved in the third quarter and first nine months of 2016, primarily due to pricing, lower product costs and business mix, partially offset by proactive efforts to manage inventory levels.

Selling, general and administrative expenses as a percentage of total revenues increased 60 and 80 basis points during the third quarter and first nine months of 2016, respectively, compared to the 2015 periods. The increases in both periods were primarily due to increased investments in our key growth priorities, which include direct-to-consumer and product innovation. In addition, selling, general and administrative expenses as a percentage of total revenues in the first nine months of 2016 compared to the first nine months of 2015 was negatively impacted by a $16.6 million gain recognized on the sale of a VF Outlet® location in the first quarter of 2015.

Net interest expense increased $1.9 million and $2.8 million in the third quarter and first nine months of 2016, respectively, compared to the 2015 periods, primarily due to higher interest rates on short-term borrowings, partially offset by increased levels of capitalized interest. Total outstanding debt averaged $2.6 billion in the first nine months of 2016 and $2.4 billion for the same period in 2015, with a weighted average interest rate of 3.6% in the first nine months of both 2016 and 2015.

The effective income tax rate for the first nine months of 2016 was 18.7% compared to 23.6% in the first nine months of 2015. The first nine months of 2016 included a net discrete tax benefit of $40.6 million, which included a $26.5 million tax benefit related to the early adoption of the accounting standards update on stock compensation (see Note Q to the consolidated financial statements), $15.6 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $4.1 million of discrete tax expense related to the effects of tax rate changes. The $40.6 million net discrete tax benefit in 2016 reduced the effective income tax rate by 3.6%. The first nine months of 2015 included a net discrete tax benefit of $29.0 million, which included $33.7 million of tax benefits related to the settlement of tax audits and $5.0 million of discrete tax expense related to the effect of tax rate changes. The $29.0 million net discrete tax benefit in 2015 reduced the effective income tax rate by 2.4%. Without discrete items, the effective income tax rate for the first nine months of 2016 decreased by 3.7% compared to the 2015 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of tax law changes in the U.S.

As a result of the above, net income in the third quarter of 2016 was $503.0 million ($1.20 per share) compared to $457.6 million ($1.06 per share) in the 2015 period, and net income in the first nine months of 2016 was $908.2 million ($2.14 per share) compared to $908.6 million ($2.10 per share) in the first nine months of 2015. Refer to additional discussion in the “Information by Business Segment” section below.

Information by Business Segment

VF’s businesses are grouped into product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions are the basis for VF’s reportable business segments.

See Note M to the consolidated financial statements for a summary of results of operations by coalition, along with a reconciliation of coalition profit to income before income taxes.

The following tables present a summary of the changes in coalition revenues and profit for the third quarter and first nine months of 2016 from the comparable periods in 2015:

Coalition revenues

	Third Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Revenues – 2015	$2,296.6	$747.9	$291.5	$161.7	$31.9	$3,529.6
Operations	35.6	(33.3)	(10.5)	(21.0)	(3.3)	(32.5)
Impact of foreign currency	3.8	(13.2)	0.5	—	—	(8.9)

Revenues – 2016	$2,336.0	$701.4	$281.5	$140.7	$28.6	$3,488.2

	Nine Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Revenues – 2015	$5,299.8	$2,055.7	$823.2	$439.5	$88.2	$8,706.4
Operations	122.7	30.8	(17.0)	(65.5)	(10.8)	60.2
Impact of foreign currency	(22.6)	(45.3)	(0.3)	—	—	(68.2)

Revenues – 2016	$5,399.9	$2,041.2	$805.9	$374.0	$77.4	$8,698.4

Coalition profit

	Third Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Profit – 2015	$487.9	$158.6	$41.8	$23.2	$0.4	$711.9
Operations	16.5	(14.9)	3.6	(8.1)	(0.7)	(3.6)
Impact of foreign currency	(13.9)	(1.3)	1.2	—	—	(14.0)

Profit (loss) – 2016	$490.5	$142.4	$46.6	$15.1	$(0.3)	$694.3

	Nine Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Profit – 2015	$883.7	$395.1	$118.6	$50.5	$15.4	$1,463.3
Operations	9.6	(2.5)	1.8	(24.3)	(18.6)	(34.0)
Impact of foreign currency	(51.9)	(4.0)	4.1	—	—	(51.8)

Profit (loss) – 2016	$841.4	$388.6	$124.5	$26.2	$(3.2)	$1,377.5

The following section discusses the changes in revenues and profitability by coalition:

Outdoor & Action Sports

	Third Quarter			Nine Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Coalition revenues	$2,336.0	$2,296.6	1.7%	$5,399.9	$5,299.8	1.9%
Coalition profit	490.5	487.9	0.5%	841.4	883.7	(4.8%)
Operating margin	21.0%	21.2%		15.6%	16.7%

Global revenues for Outdoor & Action Sports increased 2% in the third quarter of 2016 compared to 2015 due to operational growth. Revenues in the Americas region declined 1% in the third quarter of 2016. Revenues in the Asia-Pacific region increased 3% despite a 1% negative impact from foreign currency. European revenues increased 7% in the third quarter of 2016, benefitting from a 1% favorable impact from foreign currency.

Global revenues for Outdoor & Action Sports increased 2% in the first nine months of 2016 compared to 2015, reflecting operational growth. Revenues in the Americas were flat in the first nine months of 2016, reflecting a negative 1% impact from foreign currency. Revenues in the Asia-Pacific region increased 3% despite a 2% negative impact from foreign currency. European revenues increased 4% in the first nine months of 2016 compared to the 2015 period, benefitting from a positive 1% impact from foreign currency.

Global revenues for The North Face® brand decreased 1% in the third quarter of 2016 due to a negative 1% impact from foreign currency, and increased 2% in the first nine months of 2016, compared to the 2015 periods. The results for both periods were driven by strong growth in the direct-to-consumer channel and by declines in the wholesale channel. Vans® brand global revenues were up 7% and 4% in the third quarter and first nine months of 2016, respectively. Negative impacts from foreign currency reduced Vans® brand global revenues by 1% in both the third quarter and first nine months of 2016. Both periods reflected growth in the direct-to-consumer channel. Wholesale revenues were flat for the third quarter and down for the first nine months of 2016. Global revenues for the Timberland® brand were flat in the third quarter of 2016, including a negative 1% impact from foreign currency, due to increases in the wholesale channel, partially offset by declines in the direct-to-consumer channel. For the first nine months of 2016, Timberland® revenues decreased 1% due to declines in the wholesale channel.

Global direct-to-consumer revenues for Outdoor & Action Sports grew 11% in the third quarter and 12% in first nine months of 2016 compared to the 2015 periods, driven by new store openings and an expanding e-commerce business. Wholesale revenues were down 1%, caused by a negative 1% impact from foreign currency in the third quarter, and down 2% in the first nine months of 2016. The decrease in the first nine months of 2016 was due to elevated inventory levels at customers in our key channels of distribution in North America and Europe, which particularly impacted our Timberland® and Vans® brands. Additionally, customer bankruptcies have negatively impacted the wholesale performance of The North Face® and Timberland® brands during 2016.

Operating margin declined 20 and 110 basis points in the third quarter and first nine months of 2016, respectively, compared to the 2015 periods, primarily due to negative impacts from foreign currency and increased investments in direct-to-consumer, product development and innovation.

Jeanswear

	Third Quarter			Nine Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Coalition revenues	$701.4	$747.9	(6.2%)	$2,041.2	$2,055.7	(0.7%)
Coalition profit	142.4	158.6	(10.2%)	388.6	395.1	(1.7%)
Operating margin	20.3%	21.2%		19.0%	19.2%

Global Jeanswear revenues decreased 6% in the third quarter of 2016 compared to 2015, reflecting a 4% reduction in operational results, further reduced by a negative 2% impact from foreign currency. Revenues in the Americas region decreased 8% in the third quarter of 2016, including a 1% negative impact from foreign currency. The Asia-Pacific region’s revenues decreased 4%, driven by a negative 4% impact from foreign currency. European revenues increased 4% in the third quarter of 2016.

Global Jeanswear revenues decreased 1% in the first nine months of 2016 compared to 2015, reflecting 1% operational growth offset by a negative 2% impact from foreign currency. Revenues in the Americas region decreased 1% in the first nine months of 2016, including a 2% negative impact from foreign currency. The Asia-Pacific region’s revenues decreased 3%, as 2% operational growth was offset by a negative 5% impact from foreign currency. European revenues increased 3% in the first nine months of 2016, reflecting a negative 2% impact from foreign currency.

Global revenues for the Wrangler® brand decreased 6% in the third quarter and 1% in the first nine months of 2016, compared to the 2015 periods. From an operational perspective, third quarter revenues were lower due to a shift in the timing of order deliveries and declines in the Western Specialty business. Foreign currency negatively impacted revenues in both periods by 2%. Global revenues for the Lee® brand decreased 6% in the third quarter due to a shift in the timing of order deliveries, and were flat for the first nine months of 2016. Foreign currency negatively impacted Lee® brand revenue by 2% and 3% in the third quarter and first nine months of 2016, respectively, compared to the 2015 periods.

Operating margin decreased 90 and 20 basis points in the third quarter and first nine months of 2016, respectively, compared to the 2015 periods. Lower volume contributed to the operating margin decline for the third quarter of 2016. Also, increased investments in product development and innovation contributed to the operating margin decline in both periods.

Imagewear

	Third Quarter			Nine Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Coalition revenues	$281.5	$291.5	(3.4%)	$805.9	$823.2	(2.1%)
Coalition profit	46.6	41.8	11.5%	124.5	118.6	5.0%
Operating margin	16.6%	14.3%		15.5%	14.4%

Imagewear revenues decreased 3% in the third quarter and 2% in the first nine months of 2016, compared to the 2015 periods. The Image business (occupational apparel and uniforms) revenues decreased 8% in both the third quarter and first nine months of 2016, primarily due to continued weakness in the industrial manufacturing and energy sectors, which negatively impacted sales of the Bulwark® and Red Kap® brands in both periods. Revenues for the Licensed Sports Group (“LSG”) business (licensed athletic apparel) increased 1% and 4% in the third quarter and first nine months of 2016, respectively, compared to the 2015 periods, primarily due to strong Major League Baseball sales.

Operating margin increased 230 and 110 basis points in the third quarter and first nine months of 2016, respectively, compared to the 2015 periods. The increases in both periods were driven by lower product costs and improved gross margin in our LSG business primarily due to favorable product mix and pricing.

Sportswear

	Third Quarter			Nine Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Coalition revenues	$140.7	$161.7	(13.0%)	$374.0	$439.5	(14.9%)
Coalition profit	15.1	23.2	(35.0%)	26.2	50.5	(48.2%)
Operating margin	10.7%	14.3%		7.0%	11.5%

Sportswear revenues decreased 13% and 15% in the third quarter and first nine months of 2016, respectively, compared to the 2015 periods. Nautica® brand revenues decreased 15% and 16% in the third quarter and first nine months of 2016, respectively, due to continued challenges in the U.S. department store channel, reduced in-store traffic and management’s decision to close underperforming stores. In addition, management made a strategic decision to transition the women’s sleepwear and men’s underwear businesses to a licensed model, which negatively impacted Nautica® brand revenues by 8% and 5% in the third quarter and first nine months of 2016, respectively. Kipling® brand revenues in North America decreased 6% in the third quarter due to declines in the wholesale channel, and revenues decreased 10% in the first nine months of 2016 due to declines in both the wholesale and direct-to-consumer channels.

Operating margin decreased 360 and 450 basis points in the third quarter and first nine months of 2016, respectively, compared to the 2015 periods. The decreases in both periods were primarily due to increased promotional activity and reduced expense leverage on a lower revenue base.

During the third quarter of 2016, management determined that the continued revenue and profitability decline in the Nautica® brand, combined with a downward revision to the forecast for the remainder of the year, was a triggering event that required us to perform an interim impairment analysis of the goodwill and trademark intangible assets. Based on the quantitative impairment analysis performed, VF determined the goodwill and trademark intangible assets of Nautica® were not impaired. For goodwill, the fair value of the reporting unit exceeded the carrying value by 45%. The fair value of the trademark intangible asset exceeded its carrying value by a significant amount. See Note O to the consolidated financial statements for a discussion of the analysis performed.

Other

	Third Quarter			Nine Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Coalition revenues	$28.6	$31.9	(10.6%)	$77.4	$88.2	(12.1%)
Coalition (loss) profit	(0.3)	0.4	(176.8%)	(3.2)	15.4	(120.2%)
Operating margin	(1.0%)	1.1%		(4.0%)	17.6%

VF Outlet® stores in the U.S. sell both VF and non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category. The decrease in profit and operating margin in the first nine months of 2016 was primarily due to a $16.6 million gain recognized on the sale of a VF Outlet® location during the first quarter of 2015.

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

	Third Quarter			Nine Months
Dollars in millions	2016	2015	Percent Change	2016	2015	Percent Change
Corporate and other expenses	$60.0	$73.6	(18.5%)	196.7	$213.2	(7.7%)
Interest expense, net	22.6	20.7	9.3%	64.1	61.2	4.6%

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarter costs and (iii) certain other income and expenses. The decreases in corporate and other expenses in the third quarter and first nine months of 2016 compared to the 2015 periods resulted primarily from lower compensation expense. Certain corporate overhead costs and interest expense previously allocated to the Contemporary Brands coalition for segment reporting purposes have been reallocated to continuing operations as discussed in Note B to the consolidated financial statements.

International Operations

International revenues increased 5% and 4% in the third quarter and first nine months of 2016, respectively, compared to the 2015 periods. Foreign currency negatively impacted international revenue growth by 1% and 2% in the third quarter and first nine months of 2016, respectively. Revenues in Europe increased 7% and 4% in the third quarter and first nine months of 2016, respectively. Foreign currency positively impacted revenue growth in Europe by 1% in the third quarter of 2016 and minimally impacted revenue growth in the first nine months of 2016. In the Asia-Pacific region, revenues increased 2% and 3% in the third quarter and first nine months of 2016, respectively. Foreign currency negatively impacted revenue growth in the Asia-Pacific region by 2% in both the third quarter and first nine months of 2016. Revenue growth in the Americas (non-U.S.) region increased 3% in both the third quarter and first nine months of 2016. Sales in both periods were tempered by weakening currencies in the region relative to the U.S. dollar, which negatively impacted revenue growth by 6% in the third quarter and 10% in the first nine months of 2016. International revenues were 41% and 38% of total revenues in the third quarter of 2016 and 2015, respectively, and 39% and 38% of total revenues in the first nine months of 2016 and 2015, respectively.

Direct-to-consumer Operations

Direct-to-consumer revenues grew 6% in the third quarter and 7% in the first nine months of 2016, as both periods reflected growth in all regions and in nearly every brand with a retail format. The increases in direct-to-consumer revenues in both periods were due to strength in the Outdoor & Action Sports coalition, new store openings and an expanding e-commerce business, partially offset by declines in the Sportswear coalition. There were 1,475 VF-owned retail stores at the end of September 2016 compared to 1,363 at the end of September 2015. Direct-to-consumer revenues were 23% and 21% of total revenues in the third quarter of 2016 and 2015, respectively, and 25% and 23% of total revenues in the first nine months of 2016 and 2015, respectively.

Analysis of Financial Condition

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at September 2016 compared to December 2015:

•	Increase in accounts receivable — due to the seasonality of the business.

•	Increase in inventories — due to the seasonality of the business.

•	Increase in other assets — primarily due to a deferred taxable gain related to an intercompany transaction.

•	Increase in short-term borrowings — due to commercial paper borrowings needed to support general corporate purposes and share repurchases.

•	Decrease in accounts payable — driven by timing of inventory purchases and payments to vendors.

•	Increase in accrued liabilities — primarily due to higher accrued taxes.

•	Increase in long-term debt — issuance of €850.0 million of euro-denominated debt in the third quarter of 2016, of which $947.1 million is recorded on the Consolidated Balance Sheet at September 2016, net of unamortized original issue discount and debt issuance costs.

•	Increase in other liabilities — primarily due to higher deferred and accrued income taxes.

The following discussion refers to significant changes in balances at September 2016 compared to September 2015:

•	Increase in other assets — primarily due to a deferred taxable gain related to an intercompany transaction.

•	Decrease in short-term borrowings — due to repayment of commercial paper using proceeds from the euro-denominated debt issued during the third quarter of 2016.

•	Increase in long-term debt — issuance of €850.0 million of euro-denominated debt in the third quarter of 2016, of which $947.1 million is recorded on the Consolidated Balance Sheet at September 2016, net of unamortized original issue discount and debt issuance costs.

•	Increase in other liabilities — primarily due to higher deferred and accrued income taxes.

Liquidity and Capital Resources

The financial condition of VF is reflected in the following:

	September	December	September
Dollars in millions	2016	2015	2015
Working capital	$2,641.8	$2,221.4	$1,994.4
Current ratio	2.2 to 1	2.1 to 1	1.7 to 1
Debt-to-total capital	38.8%	25.6%	33.4%

For the ratio of debt-to-total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt-to-total capital ratio at September 2016 compared to both December 2015 and September 2015 was due to the issuance of long-term debt as explained above, reductions in stockholders’ equity due to dividends, purchases of treasury stock and the loss on discontinued operations recorded in the first nine months of 2016. In addition, the increase in the debt-to-total capital ratio at September 2016 compared to December 2015 was impacted by the increase in short-term borrowings as explained above, and the increase at September 2016 compared to September 2015 was impacted by the intangible asset impairment charges recorded during the fourth quarter of 2015.

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

In summary, our cash flows were as follows:

	Nine Months
In thousands	2016	2015
Cash provided (used) by operating activities	$43,368	$(280,211)
Cash used by investing activities	(50,804)	(237,184)
Cash (used) provided by financing activities	(201,585)	147,056

Cash Provided (Used) by Operating Activities

Cash flow from operating activities is dependent on net income and changes in working capital. The increase in cash flows in the first nine months of 2016 is primarily due to a $250 million discretionary contribution to the domestic qualified pension plan in the first quarter of 2015 that did not recur in 2016, and favorable changes in working capital for the first nine months of 2016 compared to the first nine months of 2015.

Cash Used by Investing Activities

VF’s investing activities in the first nine months of 2016 related primarily to capital expenditures of $129.9 million, software purchases of $31.8 million and $116.0 million of proceeds from the sale of the Contemporary Brands coalition. Capital expenditures decreased $57.3 million compared to the 2015 period primarily due to the purchase of a headquarters building in the Outdoor & Action Sports coalition in 2015. Software purchases decreased $21.2 million compared to the 2015 period primarily due to the completion of a system implementation that incurred significant costs through the middle of 2015. In addition, cash flows from investing activities in the first nine months of 2015 benefitted from $16.7 million of proceeds from the sale of a VF Outlet® location.

Cash (Used) Provided by Financing Activities

The decrease in cash flow from financing activities during the first nine months of 2016 compared to the 2015 period was driven by i) $951.8 million of proceeds from issuance of long-term debt, ii) a $980.4 million decrease in net cash generated by short-term borrowings, iii) $268.3 million of incremental open market purchases of Common Stock, and iv) $54.7 million of incremental cash dividends paid. Short-term borrowings support general corporate purposes and share repurchases, and outstanding balances may vary from period to period depending on the level of corporate requirements.

During the first nine months of 2016, VF purchased 15.9 million shares of its Common Stock in open market transactions at a total cost of $1.0 billion (average price per share of $62.80). During the first nine months of 2015, VF purchased 10.0 million shares of its Common Stock in open market transactions at a total cost of $731.9 million (average price per share of $73.01).

As of the end of the third quarter of 2016, the Company had 14.8 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.

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

Commercial paper borrowings and standby letters of credit issued as of September 2016 were $700.0 million and $16.1 million, respectively, leaving $1.5 billion available for borrowing against the Global Credit Facility at September 2016.

VF has $136.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $37.7 million and $26.9 million at September 2016 and September 2015, respectively.

On September 20, 2016, VF issued €850 million of 0.625% fixed rate notes maturing in September 2023, which were used for working capital and general corporate purposes, including repayment of outstanding indebtedness under its existing commercial paper program. The cash proceeds from the notes were $951.8 million, net of original issue discount. Interest expense on these notes is recorded at an effective annual interest rate of 0.712%, which includes amortization of original issue discount and debt issuance costs.

VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of September 2016, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.

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

Management’s Discussion and Analysis in the 2015 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2015 that would require the use of funds. As of October 1, 2016, there have been no material changes in the amounts disclosed in the 2015 Form 10-K, except as noted below:

•	Inventory purchase obligations increased by approximately $138.9 million at the end of September 2016 due to the seasonality of VF’s businesses.

•	Other obligations increased by approximately $118.6 million at the end of September 2016 due to increased service and maintenance agreement obligations.

•	Long-term debt increased by approximately $947.1 million due to the issuance of €850 million of 0.625% fixed rate euro-denominated notes maturing in September 2023.

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

Recent Accounting Pronouncements

See Note Q to VF’s consolidated financial statements for information on recently issued and adopted accounting standards, including reclassifications made to 2015 amounts.

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

The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the 2015 Form 10-K. There have been no material changes in these policies. See Note O to VF’s consolidated financial statements for discussion of significant estimates used in the impairment testing of goodwill and trademark intangible assets during the third quarter of 2016.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer purchases of equity securities:

Third Quarter 2016	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Program
July 3 – July 30, 2016	750,000	$61.74	750,000	16,714,947
July 31 – August 27, 2016	1,952,646	61.47	1,952,646	14,762,301
August 28 – October 1, 2016	1,100	56.51	1,100	14,761,201

Total	2,703,746		2,703,746

(1)	Includes 1,100 shares of Common Stock that were purchased during the quarter in connection with VF’s deferred compensation plans. VF will continue to evaluate future share repurchases – considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of Eric C. Wiseman, Chairman and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Eric C. Wiseman, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Chief Financial Officer)

Date: November 3, 2016	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President—Controller (Chief Accounting Officer)