Form 10-K
period 2016-12-31
V F CORP
filed 2017-03-01
CIK 103379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    YES  ☐        NO  ☒
The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on July 2, 2016, the last day of the registrant’s second fiscal quarter, was approximately $20,788,000,000 based on the closing price of the shares on the New York Stock Exchange.
As of January 28, 2017, there were 414,088,853 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2017 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
This document (excluding exhibits) contains 102 pages.
The exhibit index begins on page 48.

PART I
Item 1.    Business.
V.F. Corporation, organized in 1899, is a global leader in the design, production, procurement, marketing and distribution of branded lifestyle apparel, footwear and related products. Unless the context indicates otherwise, the terms “VF,” “the Company,” “we,” “us,” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries.
VF’s diverse portfolio of more than 30 brands meets consumer needs across a broad spectrum of activities and lifestyles. Our ability to connect with consumers, as diverse as our brand portfolio, creates a unique platform for sustainable, long-term growth. Our long-term growth strategy is focused on four drivers:

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
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, denim, backpack, luggage, accessory, sportswear, occupational and performance apparel categories. Our largest brands are Vans®, The North Face®, Timberland®, Wrangler®, Lee®, Majestic®, Nautica® and Kipling®.
Our products are marketed to consumers shopping in specialty stores, department stores, national chains, mass merchants and our own direct-to-consumer operations, which includes VF-operated stores, concession retail stores and e-commerce sites. Revenues from the direct-to-consumer business represented 28% of VF’s total 2016 revenues. In addition to selling directly into international markets, many of our brands sell products through licensees, agents, distributors and independently-operated partnership stores. In 2016, VF derived approximately 70% of its revenues from the Americas region, 20% from the Europe region and 10% from the Asia Pacific region.
To provide diversified products across multiple channels of distribution in different geographic areas, we balance our own manufacturing capabilities with sourcing of finished goods from independent contractors. We utilize state-of-the-art technologies for inventory replenishment that enable us to effectively and efficiently get the right assortment of products that match consumer demand.
For both management and internal financial reporting purposes, VF is organized by groupings of businesses called “coalitions.” The four coalitions are Outdoor & Action Sports, Jeanswear, Imagewear and Sportswear. These coalitions are our reportable segments for financial reporting purposes. Coalition management has the responsibility to build and operate their brands, with certain financial, administrative and systems support and disciplines provided by central functions within VF.

The following table summarizes VF’s primary owned and licensed brands by coalition:

Coalition	Primary Brands	Primary Products
Outdoor & Action Sports	Vans®	Youth culture/action sports-inspired footwear, apparel, accessories
	The North Face®	High performance outdoor apparel, footwear, equipment, accessories
	Timberland®	Outdoor lifestyle footwear, apparel, accessories
	Kipling® (outside North America)	Handbags, luggage, backpacks, totes, accessories
	Napapijri®	Premium outdoor apparel, footwear, accessories
	JanSport®	Backpacks, luggage, apparel
	Reef®	Surf-inspired footwear, apparel, accessories
	SmartWool®	Performance-based merino wool socks, apparel, accessories
	Eastpak®	Backpacks, luggage
	lucy®	Women’s activewear
	Eagle Creek®	Luggage, backpacks, travel accessories
Jeanswear	Wrangler®	Denim, casual apparel, footwear, accessories
	Lee®	Denim, casual apparel
	Lee Casuals®	Denim, casual apparel
	Riders by Lee®	Denim, casual apparel
	Rustler®	Denim, casual apparel
	Timber Creek by Wrangler®	Denim, casual apparel
	Rock & Republic®	Denim, casual apparel, accessories
Imagewear	Red Kap®	Occupational apparel
	Bulwark®	Protective occupational apparel
	Horace Small®	Occupational apparel
	Majestic®	Athletic apparel, fanwear
	MLB (licensed)	Licensed athletic apparel
	NFL (licensed)	Licensed athletic apparel
	Harley-Davidson® (licensed)	Licensed apparel
Sportswear	Nautica®	Sportswear apparel, luggage, accessories
	Kipling® (within North America)	Handbags, luggage, backpacks, totes, accessories
Financial information regarding VF’s coalitions is included in Note Q to the consolidated financial statements.
Outdoor & Action Sports Coalition
Our Outdoor & Action Sports coalition is a group of authentic outdoor and activity-based lifestyle brands. Product offerings include performance-based apparel, footwear, equipment, backpacks, luggage and accessories.
Vans® and The North Face® are the largest brands in our Outdoor & Action Sports coalition. The Vans® brand offers performance and casual footwear and apparel targeting younger consumers that sit at the center of action sports, art, music and street fashion. Vans® products are available globally through chain stores, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, more than 600 VF-owned stores and online at www.vans.com.
The North Face® features performance-based apparel, outerwear, sportswear and footwear for men, women and children. Its equipment line includes tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme winter sport activities, such as high altitude mountaineering, skiing, snowboarding and ice and rock climbing. The North Face® products are marketed globally, primarily through specialty outdoor and premium sporting goods stores, independent distributors, independently-operated partnership stores, concession retail stores, over 200 VF-operated stores and online at www.thenorthface.com.
The Timberland® brand offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® products globally through chain, department and specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, over 250 VF-operated stores and online at www.timberland.com.

Kipling® branded handbags, luggage, backpacks, totes and accessories are sold globally through specialty and department stores, independently-operated partnership stores, independent distributors, concession retail stores, as well as more than 70 VF-operated stores and at www.kipling.com. The Kipling® brand’s North American business is included in the Sportswear coalition.
The Napapijri® brand offers outdoor-inspired casual outerwear, sportswear and accessories at a premium price. Products are marketed to men, women and children in Europe and Asia. Products are sold in specialty shops, independently-operated partnership stores, concession retail stores, over 30 VF-operated stores and online at www.napapijri.com.
JanSport® backpacks, fleece and accessories are sold in North America, South America and Asia through department, office supply and chain stores, as well as sports specialty stores, college bookstores and independent distributors. JanSport® products are also sold online at www.jansport.com.
The Reef® brand of surf-inspired products includes sandals, shoes, swimwear, casual apparel and accessories for men, women and children. Products are sold globally through specialty shops, sporting goods chains, department stores and independent distributors. Products are also sold online at www.reef.com.
The SmartWool® brand offers active outdoor consumers a premium, technical layering system of merino wool socks, apparel and accessories that are designed to work together in fit, form and function. SmartWool® products are sold globally through premium outdoor and specialty retailers, global distributors and online at www.smartwool.com.
In Europe, Eastpak® backpacks, travel bags and luggage are sold primarily through department and specialty stores and online at www.eastpak.com. Eastpak® products are also marketed throughout Asia by licensees and distributors.
The lucy® brand of activewear is designed for style, performance and fit that can be worn by today’s woman from workout to weekend. lucy® apparel is sold in the U.S. through specialty and premium sporting goods retailers, over 40 VF-operated stores and online at www.lucy.com. During 2017, VF will merge the lucy® brand into The North Face®.
Eagle Creek® adventure travel gear products include luggage, backpacks and accessories sold through specialty luggage, outdoor and department stores primarily in North America and Europe and online at www.eaglecreek.com.
We expect continued long-term growth in our Outdoor & Action Sports coalition as we focus on product innovation, extend our brands into new product categories, open additional VF-owned stores, expand wholesale partnerships, develop geographically and acquire additional brands.
Jeanswear Coalition
Our Jeanswear coalition markets denim and related casual apparel products globally.
The Wrangler® brand offers denim, apparel, accessories and footwear through mass merchants, specialty stores and department stores in the U.S., VF-operated stores and online at www.wrangler.com. Wrangler® westernwear is distributed primarily through western specialty stores, as well as various online retail sites.
Lee® brand products are sold through mid-tier and traditional department stores in the U.S., and online at www.lee.com. The Rustler® and Riders® by Lee® brands are marketed to mass merchant and regional discount stores in the U.S. Our Rock & Republic® brand has an exclusive wholesale distribution and licensing arrangement with Kohl’s Corporation that covers all branded apparel, accessories and other merchandise in the U.S.
Wrangler® and Lee® products outside of the U.S. are positioned as higher fashion and have higher selling prices. VF’s largest international jeanswear businesses are located in Europe and Asia, where Wrangler® and Lee® products are sold through department, specialty and concession retail stores. We also market Wrangler® and Lee® products to mass merchant, department and specialty stores in Canada and Mexico, as well as to department and specialty stores in South America. In key international markets, we are expanding our reach through VF-operated stores, which are an important vehicle for presenting our brands’ image and marketing message directly to consumers. We currently have more than 75 VF-operated stores primarily located in Europe, South America and Asia, and are continuing to expand our brands in emerging markets. In international markets where VF does not have retail operations, Wrangler® and Lee® products are marketed through distributors, agents, licensees and single brand or multi-brand partnership stores.
Our world-class supply chain, including owned manufacturing facilities, coupled with advanced vendor-managed inventory and retail floor space management programs with many of our major retailer customers, gives us a competitive advantage in our U.S. jeanswear business. We receive periodic point-of-sale information from these customers, at an individual store and style-size-color stock keeping unit level. We then ship products based on that customer data to ensure their selling floors are appropriately stocked with products that match their shoppers’ needs. Our system capabilities allow us to analyze our retail customers’ sales, demographic and geographic data to develop product assortment recommendations that maximize the productivity of their jeanswear selling space and optimize their inventory investment.
We intend to drive growth through superior product innovation, consumer insight and marketing strategies. Growth in the U.S. includes opportunities within mass merchant, mid-tier and traditional department stores, and western specialty businesses. International growth will be driven by expansion of our existing businesses in Asia, Latin America and key European markets.
Imagewear Coalition
Our Imagewear coalition consists of the Image business (occupational workwear apparel and uniforms) and the Licensed Sports Group (“LSG”) business (owned and licensed athletic apparel). The Image and LSG businesses each represent approximately 50% of total coalition revenues.
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
Approximately 66% of Image revenues are from industrial laundries, resellers and distributors that in turn supply customized workwear to employers for production, service and white-collar personnel. Since industrial laundries and distributors maintain minimal inventories of work clothes, VF’s ability to offer rapid delivery of products in a broad range of sizes is an important advantage in this market. Our commitment to customer service, supported by an automated central distribution center with several satellite locations, enables customer orders to be filled within 24 hours of receipt. As a result, the Red Kap® and Bulwark® brands have a strong presence in the reseller distributor market and are growing in the workwear retail market.
The Image business also develops and manages uniform programs through custom-designed websites for major business customers and governmental organizations. These websites provide the employees of our customers with the convenience of shopping for their work and career apparel via the Internet.
In our LSG business, we design and market sports apparel and fanwear under licenses granted by major sports leagues, individual athletes and related organizations, including Major League Baseball, the National Football League, the Major League Baseball Players Association, the National Basketball Association, the National Football League Players Association, the National Hockey League and certain Nippon Professional Baseball League teams. In addition, the LSG business is a major supplier of licensed Harley-Davidson® apparel to Harley-Davidson dealerships.
Under license from Major League Baseball, the Majestic® brand is the official on-field uniform of all 30 major league teams. Majestic® brand adult and youth-size authentic, replica jerseys and fanwear are sold through sporting goods and athletic specialty stores, department stores and major league stadiums. The license with Major League Baseball ends after the 2019 season and will not be renewed. Sports apparel and fanwear marketed under other licensed labels are distributed through department, mass merchant, sporting goods and athletic specialty stores and e-commerce partners. Licensed merchandise is also available for sale online at www.majesticathletic.com. Our quick response capabilities allow us to deliver products to retailers within hours following major sporting events such as the Super Bowl, the World Series and conference or division playoff championships.
We believe there is a strategic opportunity to enable Image growth in existing and future markets, channels and geographies by introducing innovative products that address workers’ desires for increased comfort and performance, combined with our unique service model. Currently, we are exploring strategic alternatives for our LSG business.
Sportswear Coalition
The Sportswear coalition consists of the Nautica® brand and the Kipling® brand’s North American business. The Kipling® brand’s business outside of North America is included in the Outdoor & Action Sports coalition.
Nautica® brand sportswear is marketed through department stores, specialty stores, VF-operated stores and at www.nautica.com. The Nautica® brand is one of the leading men’s sportswear collection brands in department stores in the U.S. Other Nautica® product lines include men’s outerwear, sleepwear and swimwear. We operate over 70 Nautica® brand stores in premium and better outlet centers across the U.S.
The Nautica® brand is licensed to independent parties in the U.S. for apparel categories not produced by VF (e.g., tailored clothing, dress shirts, neckwear, women’s swimwear, outerwear and sleepwear, men’s underwear, children’s clothing) and for non-apparel categories (e.g., accessories, fragrances, watches, eyewear, footwear, luggage, bed and bath products, furniture). Outside the U.S., Nautica® products are licensed for sale in more than 50 countries, including over 290 Nautica® brand stores operated by independent licensees in Asia, Europe, North and South America and the Middle East.
The Kipling® brand’s North American business includes handbags, luggage, backpacks, totes and accessories. In the U.S., Kipling® products are sold through department, specialty and luggage stores, more than 30 VF-operated stores and at www.kipling.com. In Canada, the Kipling® brand is sold through specialty and department stores.
We believe there is the potential to grow Nautica® brand revenue and improve profit performance through the growth of core sportswear products, increased average selling prices, improved product assortments and enhanced customer experiences across our wholesale, outlet store and e-commerce channels. We also believe there is potential for expanding the Kipling®  brand through e-commerce and wholesale expansion and additional VF-operated stores.
Direct-to-Consumer Operations
Our direct-to-consumer business includes full-price stores, outlet stores, e-commerce and concession retail locations. Direct-to-consumer revenues were 28% of total VF revenues in 2016 compared with 26% in 2015.
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
Our growing global direct-to-consumer operations included 1,507 stores at the end of 2016. We operate retail store locations for the following brands: Vans®, Timberland®, The North Face®, Kipling®, Nautica®, Lee®, lucy®, Napapijri® and Wrangler®. We also operate 80 VF Outlet® stores in the U.S. that sell a broad selection of excess VF products, as well as other non-VF products. Approximately 65% of VF-operated stores offer products at full price, and the remainder are outlet locations. Approximately 60% of our stores are located in the Americas region (55% in the U.S.), 25% in Europe and 15% in the Asia Pacific region. Additionally, we have approximately 1,100 concession retail stores located principally in Europe and Asia.
E-commerce represented approximately 18% of our direct-to-consumer business in 2016. We currently market the following brands online: The North Face®, Vans®, Timberland®, Kipling®, Lee®, Wrangler®, Nautica®, lucy®, Napapijri®, SmartWool®, JanSport®, Eastpak®, Eagle Creek®, Reef® and Majestic®. We continue to expand our e-commerce initiatives by rolling out additional, country-specific brand sites in Europe and Asia, which enhances our ability to deliver a superior, localized consumer experience.
We expect our direct-to-consumer business to continue growing at a faster pace than VF’s overall growth rate as we expand our e-commerce presence and open new stores. We opened 155 stores during 2016, concentrating on the brands with the highest retail growth potential: Vans®, The North Face® and Timberland®.
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
Licensing arrangements relate to a broad range of VF brands. License agreements are for fixed terms of generally 3 to 5 years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed products sales. Royalty income was $116.7 million in 2016 (1% of total revenues), primarily from the Nautica®, Lee®,

Vans®, Timberland® and Wrangler® brands. In addition, licensees of our brands are generally required to spend from 1% to 3% of their net licensed product sales to advertise VF’s products. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees.
VF has also entered into license agreements to use trademarks owned by third parties. We market apparel under licenses granted by Major League Baseball, the National Football League, the Major League Baseball Players Association, Harley-Davidson Motor Company, Inc., the National Basketball Association, the National Football League Players Association, the National Hockey League, certain Nippon Professional Baseball teams and individual athletes and related organizations, most of which contain minimum annual royalty and advertising requirements.
Manufacturing, Sourcing and Distribution
Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.
In addition to the design functions of each brand, VF has three strategic global innovation centers that focus on technical and performance product development for apparel, footwear and jeanswear. The centers are staffed with dedicated scientists, engineers and designers who combine proprietary insights with consumer needs, and a deep understanding of technology and new materials. These innovation centers are integral to VF’s long-term expectation to drive brand equity and sustained long-term growth.
VF’s centralized global supply chain organization is responsible for producing, procuring and delivering products to our customers. VF is highly skilled in managing the complexities associated with our global supply chain. On an annual basis, VF sources or produces approximately 523 million units spread across more than 30 brands. Our products are obtained from 27 VF-operated manufacturing facilities and approximately 1,600 contractor manufacturing facilities in over 50 countries. Additionally, we operate 33 distribution centers and 1,507 retail stores. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.
In 2016, 22% of our units were manufactured in VF-owned facilities and 78% were obtained from independent contractors. Products manufactured in VF facilities generally have a lower cost and shorter lead times than products procured from independent contractors. Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in Asia. However, contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a well-balanced, flexible approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.
VF operates manufacturing facilities in the U.S., Mexico, Central and South America, the Caribbean and Europe. A significant percentage of denim bottoms and occupational apparel is manufactured in these plants, as well as a smaller percentage of footwear and other products. For these owned production facilities, we purchase raw materials from numerous U.S. and international suppliers to meet our production needs. Raw materials include products made from cotton, leather, rubber, wool, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps, eyelets and laces). In some instances, we contract the sewing of VF-owned raw materials into finished product with independent contractors. Manufacturing in the U.S. includes all Major League Baseball uniforms, along with screen printing and embroidery of jerseys, T-shirts and fleece products. Fixed price commitments for fabric and certain supplies are generally set on a quarterly basis for the next quarter’s purchases. No single supplier represents more than 10% of our total cost of goods sold.
Independent contractors generally own the raw materials and ship finished, ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Hong Kong (with satellite offices across Asia) and Panama. These hubs are responsible for managing the manufacturing and procurement of product, supplier oversight, product quality assurance, sustainability within the supply chain, responsible sourcing and transportation and shipping functions. In addition, our hubs leverage proprietary knowledge and technology to enable certain contractors to more effectively control costs and improve labor efficiency. Substantially all products in the Outdoor & Action Sports and Sportswear coalitions, as well as a portion of products for our Jeanswear and Imagewear coalitions, are obtained through these sourcing hubs.
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
VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF products at locations across the globe. Each of the approximately 1,600 independent contractor facilities, including those serving our independent licensees, must be pre-certified before producing VF products. This pre-certification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal staff and externally contracted firms. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement, Factory Compliance Guidelines, Factory Audit Procedure and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.
VF did not experience difficulty in fulfilling its raw material and contracting production needs during 2016. Absent any material changes, VF believes it would be able to largely offset any increases in product costs through (i) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution, (ii) increases in the prices of its products and (iii) cost reduction efforts. The loss of any one supplier or contractor would not have a significant adverse effect on our business.
Product is shipped from our independent suppliers and VF-operated manufacturing facilities to distribution centers around the world. In some instances, product is shipped directly to our customers. Most distribution centers are operated by VF, and some support more than one brand. A portion of our distribution needs are met by contract distribution centers.
Seasonality
VF’s quarterly operating results vary due to the seasonality of our individual businesses, and are historically stronger in the second half of the year. On a quarterly basis in 2016, revenues ranged from a low of 20% of full year revenues in the second quarter to a high of 29% in the third quarter, while operating margin ranged from a low of 9% in the second quarter to a high of 18% in the third quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor & Action Sports coalition, where 19% of the coalition’s revenues occurred in the second quarter compared to 31% in the third quarter of 2016. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.
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
Advertising, Customer Support and Community Outreach
During 2016, our advertising and promotion expense was $676.4 million, representing 6% of total revenues. We advertise in consumer and trade publications, on radio and television and through digital initiatives including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending and to identify the types of spending that provide the greatest return on our marketing investments.
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

The Timberland® brand has a strong heritage of volunteerism, including the Path of Service™ program that offers full-time employees up to 40 hours of paid time off a year to serve their local communities through global service events such as Earth Day in the spring and Serv-a-palooza in the fall. The Wrangler® brand launched the Tough Enough to Wear Pink™ program, which honors and raises money for breast cancer survivors, and the National Patriot Program™, which funds agencies that serve wounded and fallen American military veterans and their families. The Vans® brand has hosted annual Vans® Earth Day and Vans® Gives Back Day events in which all employees at brand headquarters spend the day volunteering in the community. The Nautica® brand supports Oceana, a not-for-profit organization focused on ocean conservatism, and charity: water, a not-for-profit organization focused on providing clean, safe water to people in need. VF also sponsors the “VF 100” program to honor the 100 VF associates worldwide having the highest number of volunteer service hours during the year.
Sustainability
VF’s approach to Sustainability and Responsibility (“S&R”) is to responsibly manage its business, from the way it makes, distributes and markets products, to the way it preserves the environment and supports local communities. In 2016, VF announced it had reduced global carbon emissions by 12% from 2009 to 2015, exceeding the 5% goal originally set for that 5-year period. VF’s achievement prevented more than 38,000 tons of carbon from entering the atmosphere, the equivalent of the electricity needed to power 5,710 homes for one year. VF achieved the 12% carbon reduction during a period when the company added roughly 500 sites to its global operations, a 40% increase driven primarily by retail store expansion.
VF’s international headquarters in Stabio, Switzerland achieved LEED Platinum designation and the Europe region now leads VF with over 30% of its energy considered renewable. Seven of VF’s distribution centers in the Europe region achieved “zero waste” status, bringing the total to 14 out of our 33 distribution centers.
VF remains dedicated to sourcing sustainable cotton and is now sourcing approximately 11% of our sourced cotton from the Better Cotton Initiative, which promotes sustainable farming methods with small-farm holders.
In 2016, VF reported water usage results to the Carbon Disclosure Project (“CDP”) for the first time and carbon usage results to CDP for the fifth year in a row, achieving a B rating on both reports. VF implemented new policies on animal derived materials and forest derived materials to ensure we are responsibly sourcing materials across the supply chain. Our brands continue to drive these efforts as well, as Wrangler® launched a new S&R strategy that focuses on water, worker well-being, sustainable cotton and safe chemicals, and Timberland® announced new industry-leading goals, such as 100% PVC-free materials, and to be powered by 50% renewable energy by 2020. Additionally, VF has pledged to use 100 percent renewable energy by 2025 at our owned and operated facilities, including our manufacturing plants, distribution centers, retail stores and corporate offices.
Other Matters
Competitive Factors
Our business depends on our ability to stimulate consumer demand for VF’s brands and products. VF is well-positioned to compete in the apparel, footwear and accessories sector by developing high quality, innovative products at competitive prices that meet consumer needs, providing high service levels, ensuring the right products are on the retail sales floor to meet consumer demand, investing significant amounts into existing brands and managing our brand portfolio through acquisitions and dispositions. Many of VF’s brands have long histories and enjoy strong recognition within their respective consumer segments.
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
Customers
VF products are primarily sold on a wholesale basis to specialty stores, department stores, national chains and mass merchants. In addition, we sell products on a direct-to-consumer basis through VF-operated stores, concession retail stores and e-commerce sites. Our sales in international markets are growing and represented 38% of our total revenues in 2016, the majority of which were in Europe.
Sales to VF’s ten largest customers, all of which are retailers based in the U.S., amounted to 21% of total revenues in 2016, 22% in 2015 and 20% in 2014. Sales to the five largest customers amounted to approximately 16% of total revenues in both 2016 and 2015, and 15% in 2014. Sales to VF’s largest customer totaled 9% of total revenues in both 2016 and 2015, and 8% in 2014, the majority of which were derived from the Jeanswear coalition.
Employees
VF had approximately 69,000 employees at the end of 2016, of which approximately 31,000 were located in the U.S. Approximately 750 employees in the U.S. are covered by collective bargaining agreements. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
Backlog
The dollar amount of VF’s order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.
Executive Officers of VF
The following are the executive officers of VF Corporation as of March 1, 2017. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. There is no family relationship among any of the VF Corporation executive officers.
Eric C. Wiseman, 61, has been Executive Chairman of the Board since August 2008. He was also Chief Executive Officer from August 2008 until December 2016. He has been a Director of VF since October 2006. He served as President of VF from March 2006 until June 2015. He has held a progression of leadership roles within VF since 1995.
Steve E. Rendle, 57, has been President and Chief Executive Officer of VF since January 2017 and a Director of VF since June 2015. He was President and Chief Operating Officer from June 2015 to December 2016. He served as Senior Vice President — Americas from April 2014 until June 2015, Vice President and Group President — Outdoor & Action Sports Americas from May 2011 until April 2014, President of VF’s Outdoor Americas businesses from 2009 to 2011, President of The North Face® brand from 2004 to 2009 and Vice President of Sales of The North Face® brand from 1999 to 2004.
Scott A. Roe, 52, has been Vice President and Chief Financial Officer of VF since April 2015. He served as Vice President — Controller and Chief Accounting Officer of VF from February 2013 until March 2015, Vice President — Finance of VF from 2012 to 2013, Vice President — Chief Financial Officer of VF International from 2006 to 2012 and Vice President — Chief Financial Officer of VF’s former intimate apparel business from 2002 to 2006. He joined VF in 1996.
Scott H. Baxter, 52, has been Vice President and Group President — Outdoor and Action Sports Americas since March 2016. He served as Vice President and Group President — Jeanswear Americas, Imagewear and South America from May 2013 until March 2016. He served as Vice President and Group President — Jeanswear Americas and Imagewear from 2011 until May 2013, President of Imagewear, composed of both the Image and Licensed Sports Group businesses, from 2008 to 2011 and President of the Licensed Sports Group from 2007 to 2008.
Curtis A. Holtz, 54, has been Vice President and Group President — Imagewear, Jeans and Sportswear since February 2017. He served as President — Imagewear from late 2015 to February 2017. He served as Chief Financial Officer of VF International from 2010 to 2015. He served as President — VF’s former intimate apparel business from 2005 to 2007. He joined VF in 1990.
Bryan H. McNeill, 55, has been Vice President — Controller and Chief Accounting Officer since April 2015. He served as Controller and Supply Chain Chief Financial Officer of VF International from January 2012 until March 2015 and Controller of VF International from May 2010 until December 2011.
Laura C. Meagher, 56, has been Vice President, General Counsel and Secretary since 2012. She served as Vice President — Deputy General Counsel from 2008 to 2012 and Assistant General Counsel from 2004 to 2008.
Karl Heinz Salzburger, 59, has been Vice President and President — VF International since 2009. He became President of VF’s European, Middle East, Africa and Asian operations in September 2006. He served as President of VF’s international outdoor businesses from 2001 to 2006. He joined VF with the acquisition of The North Face® brand in 2000.
Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2017 (“2017 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2016, which information is incorporated herein by reference.

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
After VF’s 2017 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on May 11, 2016.
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
The success of VF’s business depends on consumer spending on apparel and footwear, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, unemployment, stock market performance, weather conditions, energy prices, consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where VF’s products are sold. The current global economic environment is unpredictable and adverse economic trends or other factors could negatively impact the level of consumer spending and have a material adverse impact on VF.
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
Failure to compete effectively or to keep pace with rapidly changing consumer preferences, markets and product trends could have a material adverse effect on VF’s business, financial condition and results of operations. Moreover, there are significant shifts underway in the wholesale, retail and e-commerce and retail store channels. VF may not be able to manage its brands within and across channels sufficiently, which could have a material adverse effect on VF’s business, financial condition and results of operations.

VF’s results of operations could be materially harmed if we are unable to accurately forecast demand for our products.
There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully manage inventory levels to meet our future order requirements. We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs, the sale of excess inventory at discounted prices or excess inventory held by our wholesale customers, which could have a negative impact on future sales, an adverse effect on the image and reputation of VF’s brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to VF’s reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations and financial condition.
VF’s business and the success of its products could be harmed if VF is unable to maintain the images of its brands.
VF’s success to date has been due in large part to the growth of its brands’ images and VF’s customers’ connection to its brands. If we are unable to timely and appropriately respond to changing consumer demand, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding VF, its brands or its products, including licensed products, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future. In addition, we have sponsorship contracts with a number of athletes, musicians and celebrities and feature those individuals in our advertising and marketing efforts. Actions taken by those individuals associated with our products could harm their reputations and adversely affect the images of our brands.
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
One of VF’s key strategic objectives is growth. We seek to grow organically and through acquisitions. We seek to grow by building new lifestyle brands, expanding our share with winning customers, stretching VF’s brands to new regions, managing costs, leveraging our supply chain and information technology capabilities across VF and expanding our direct-to-consumer business, including opening new stores and remodeling and expanding our existing stores and growing our e-commerce business. We may not be able to grow our existing businesses. We may have difficulty completing acquisitions, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration. We may not be able to expand our market share with winning customers, or our wholesale customers may encounter financial difficulties and thus reduce their purchases of VF products. We may not be able to expand our brands geographically or achieve the expected results from our supply chain initiatives. We may have difficulty recruiting, developing or retaining qualified employees. We may not be able to achieve our store and e-commerce expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably. Failure to implement our strategic objectives may have a material adverse effect on VF’s business.

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
In the normal course of business we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, identity theft and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, and VF and its customers could suffer harm if customer information were accessed by third parties due to a security failure in VF’s systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, and expose us to risks of litigation and liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information.
VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.
A growing percentage of VF’s total revenues (approximately 38% in 2016) is derived from markets outside the U.S. VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors or VF plants located in foreign countries. As a result, the cost of these products are affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.
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
We cannot predict any changes to U.S. participation in or renegotiations of certain trade agreements or whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the U.S., the European Union or other countries on the import or export of our products, or what effect any of these actions would have on VF’s business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices. While enactment of any such proposal is not certain, if such changes were adopted, our costs could increase, which would reduce our earnings.
A significant portion of VF’s 2016 net income was earned in jurisdictions outside the U.S. and most of our goods are manufactured outside the U.S. VF is exposed to risks of changes in U.S. policy for companies having business operations and manufacturing products outside the U.S. There have been a number of proposed changes to U.S. income tax laws, including overall corporate and individual tax reform. Some of these tax law changes and tax reform proposals, among other things, consider accelerating the U.S. taxability of non-U.S. earnings or limiting foreign tax credits. While enactment of any such proposal is not certain, if new legislation were enacted, it is possible our U.S. income tax expense could increase, which would reduce our earnings.
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
It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in 2017 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

VF uses third-party suppliers and manufacturing facilities worldwide for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.
During fiscal 2016, approximately 78% of VF’s units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in the U.S., Mexico, Central and South America, the Caribbean and Europe. Any of the following could impact our ability to produce or deliver VF products, or our cost of producing or delivering products and, as a result, our profitability:

•	Political or labor instability in countries where VF’s facilities, contractors and suppliers are located;

•	Changes in local economic conditions in countries where VF’s facilities, contractors, and suppliers are located;

•	Political or military conflict could cause a delay in the transportation of raw materials and products to VF and an increase in transportation costs;

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

•
Decreased scrutiny by customs officials for counterfeit goods, leading to more counterfeit goods and reduced sales of VF products, increased costs for VF’s anti-counterfeiting measures and damage to the reputation of its brands;

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
Although no single supplier and no one country is critical to VF’s production needs, if we were to lose a supplier it could result in interruption of finished goods shipments to VF, cancellation of orders by customers and termination of relationships. This, along with the damage to our reputation, could have a material adverse effect on VF’s revenues and, consequently, our results of operations.
Our business is subject to national, state and local laws and regulations for environmental, employment, privacy, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by VF or by independent suppliers who manufacture products for VF could have an adverse effect on our operations and cash flows, as well as on our reputation.
Our business is subject to comprehensive national, state and local laws and regulations on a wide range of environmental, consumer protection, employment, privacy, safety and other matters. VF could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third-party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. The costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors.
Failure by VF or its third-party suppliers to comply with such laws and regulations, as well as with ethical, social, product, labor and environmental standards, or related political considerations, could result in interruption of finished goods shipments to VF, cancellation of orders by customers and termination of relationships. If one of our independent contractors violates labor or other laws or implements labor or other business practices or takes other actions that are generally regarded as unethical, it could jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts that may reduce demand for VF’s merchandise. Damage to VF’s reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on VF’s results of operations, financial condition and cash flows, as well as require additional resources to rebuild VF’s reputation.
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
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 21% of total revenues in fiscal 2016, with our largest customer accounting for 9% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidations, restructurings, reorganizations, bankruptcies and other ownership changes. In the future, retailers are likely to further consolidate, undergo restructurings or reorganizations or bankruptcies, realign their affiliations or reposition their stores’ target markets. These developments could result in a reduction in the number of stores that carry VF’s products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers.
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
VF has a $2.25 billion global revolving credit facility that expires in April 2020. If the financial markets return to recessionary conditions, this could impair the ability of one or more of the banks participating in our credit agreements to honor their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.
The loss of members of VF’s executive management and other key employees could have a material adverse effect on its business.
VF depends on the services and management experience of its executive officers and business leaders who have substantial experience and expertise in VF’s business. The unexpected loss of services of one or more of these individuals could have a material adverse effect on VF. Our future success also depends on our ability to recruit, retain and engage our personnel sufficiently. Competition for experienced and well-qualified personnel is intense and we may not be successful in attracting and retaining such personnel.

VF’s direct-to-consumer business includes risks that could have an adverse effect on its results.
VF sells merchandise direct-to-consumer through VF-operated stores and e-commerce sites. Its direct-to-consumer business is subject to numerous risks that could have a material adverse effect on its results. Risks include, but are not limited to, (a) U.S. or international resellers purchasing merchandise and reselling it overseas outside VF’s control, (b) failure of the systems that operate the stores and websites, and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (c) credit card fraud and (d) risks related to VF’s direct-to-consumer distribution centers and processes. Risks specific to VF’s e-commerce business also include (a) diversion of sales from VF stores or wholesale customers, (b) difficulty in recreating the in-store experience through direct channels, (c) liability for online content, (d) changing patterns of consumer behavior and (e) intense competition from online retailers. VF’s failure to successfully respond to these risks might adversely affect sales in its e-commerce business, as well as damage its reputation and brands.
Our VF-operated stores and e-commerce business require substantial fixed investments in equipment and leasehold improvements, information systems, inventory and personnel. We have entered into substantial operating lease commitments for retail space. Due to the high fixed-cost structure associated with our direct-to-consumer operations, a decline in sales or the closure of or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs.
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
VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others copying its products and infringing its intellectual property rights, especially with the shift in product mix to higher priced brands and innovative new products in recent years. Some of VF’s brands, such as The North Face®, Timberland®, Vans®, JanSport®, Nautica®, Wrangler® and Lee®, enjoy significant worldwide consumer recognition, and the higher pricing of those products creates additional risk of counterfeiting and infringement.
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
During 2016, $116.7 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The following is a summary of VF Corporation’s principal owned and leased properties as of December 31, 2016.
VF’s global headquarters are located in a 180,000 square foot, owned facility in Greensboro, North Carolina. VF owns other facilities in Greensboro, including the Jeanswear coalition headquarters building. In addition, we own facilities in Stabio, Switzerland and lease offices in Hong Kong, China, which serve as our European and Asia Pacific regional headquarters, respectively. We also own or lease coalition and brand headquarters facilities throughout the world.
VF owns a 236,000 square foot facility in Appleton, Wisconsin that serves as a shared services center for our Outdoor & Action Sports coalition in North America. The Appleton facility also includes a manufacturing plant and distribution center. Additionally, we own and lease shared service facilities in Bornem, Belgium that support our international operations. Our sourcing hubs are located in Panama City, Panama and Hong Kong, China.
Our largest distribution centers are located in Prague, Czech Republic and Visalia, California. Additionally, we operate 31 other owned or leased distribution centers primarily in the U.S., but also in Argentina, Belgium, Canada, Chile, China, Mexico, the Netherlands, Turkey and the United Kingdom. We operate 27 owned or leased manufacturing plants primarily in Mexico, but also in Argentina, the Dominican Republic, Honduras, Nicaragua, Turkey and the U.S.
In addition to the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We operate 1,507 retail stores across the Americas, European and Asia Pacific regions. Retail stores are generally leased under operating leases and include renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.
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

PART II
Item 5.    Market for VF’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The following table sets forth the high and low sale prices of VF Common Stock, as reported on the NYSE Composite Tape in each fiscal quarter of 2016 and 2015, along with dividends declared.

	High	Low	Dividends Declared
2016
Fourth quarter	$58.35	$51.76	$0.42
Third quarter	65.25	55.20	0.37
Second quarter	66.31	57.78	0.37
First quarter	67.10	52.21	0.37
			$1.53
2015
Fourth quarter	$73.81	$61.17	$0.37
Third quarter	77.40	66.90	0.32
Second quarter	76.18	68.12	0.32
First quarter	77.83	67.85	0.32
			$1.33
As of January 28, 2017, there were 3,535 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

Performance graph:
The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for the five fiscal years ended December 31, 2016. The S&P 1500 Apparel Index at the end of fiscal 2016 consisted of Carter’s, Inc., Coach, Inc., Fossil, Inc., G-III Apparel Group, Ltd., Hanesbrands Inc., Iconix Brand Group, Inc., Kate Spade & Company, Michael Kors Holdings Ltd., Movado Group, Inc., Oxford Industries, Inc., Perry Ellis International, Inc., PVH Corp., Ralph Lauren Corporation, Under Armour, Inc., Vera Bradley, Inc. and V.F. Corporation. The graph assumes that $100 was invested at the end of fiscal year 2011 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of fiscal years 2011 through 2016. Past performance is not necessarily indicative of future performance.
Comparison of Five-Year Total Return of
VF Common Stock, S&P 500 Index and S&P 1500 Apparel Index
VF Common Stock closing price on December 31, 2016 was $53.35
TOTAL SHAREHOLDER RETURNS
Comparison of Cumulative Five-Year Total Return

Company / Index	Base 2011	2012	2013	2014	2015	2016
VF Corporation	$100.00	$119.19	$201.79	$245.80	$211.43	$185.76
S&P 500 Index	100.00	114.07	152.98	174.56	177.01	198.18
S&P 1500 Apparel, Accessories & Luxury Goods	100.00	114.77	161.05	169.73	134.34	120.80

Issuer Purchases of Equity Securities:
The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended December 31, 2016 under the share repurchase program authorized by VF’s Board of Directors in 2013. All share repurchases during the quarter relate to shares acquired in connection with VF’s deferred compensation plans.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
October 2 — October 29, 2016	—	$—	—	14,761,201
October 30 — November 26, 2016	1,800	54.09	1,800	14,759,401
November 27 — December 31, 2016	2,500	55.99	2,500	14,756,901
Total	4,300		4,300

Item 6.    Selected Financial Data.
The following table sets forth selected consolidated financial data for the five years ended December 31, 2016. VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2016” and “2015” relate to the 52-week fiscal periods ended December 31, 2016 and January 2, 2016, respectively, all references to “2014” relate to the 53-week fiscal period ended January 3, 2015, and all references to “2013” and “2012” relate to the 52-week fiscal periods ended December 28, 2013 and December 29, 2012, respectively.
Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations. Refer to Note B to VF’s consolidated financial statements included in this report for additional information regarding discontinued operations.
This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and VF’s consolidated financial statements and accompanying notes included in this report. Historical results presented herein may not be indicative of future results.

	2016	2015	2014	2013	2012
	Dollars and shares in thousands, except per share amounts
Summary of Operations (1)
Total revenues	$12,019,003	$12,032,655	$11,881,730	$11,004,595	$10,433,895
Operating income	1,499,226	1,787,927	1,798,314	1,597,362	1,405,580
Net income attributable to VF Corporation	1,172,527	1,315,131	1,327,749	1,173,571	1,043,478
Earnings per common share attributable to VF Corporation common stockholders – basic	$2.82	$3.09	$3.07	$2.68	$2.38
Earnings per common share attributable to VF Corporation common stockholders – diluted	2.78	3.04	3.02	2.63	2.33
Dividends per share	1.5300	1.3300	1.1075	0.9150	0.7575
Dividend payout ratio (2)	55.1%	43.7%	36.7%	34.8%	32.5%
Financial Position
Working capital	$2,507,698	$2,158,265	$2,326,294	$2,059,540	$1,492,333
Current ratio	2.4	2.1	2.5	2.3	1.9
Total assets	$9,739,287	$9,340,335	$9,361,640	$9,258,489	$8,596,974
Long-term debt, less current maturities	2,039,180	1,401,820	1,403,919	1,406,050	1,406,686
Stockholders’ equity	4,940,921	5,384,838	5,630,882	6,077,038	5,125,625
Debt to total capital ratio (3)	31.9%	25.6%	20.2%	19.0%	26.2%
Weighted average common shares outstanding	416,103	425,408	432,611	438,657	439,292
Book value per common share	$11.93	$12.62	$13.01	$13.80	$11.63
Other Statistics
Operating margin	12.5%	14.9%	15.1%	14.5%	13.5%
Return on invested capital (4) (5)	16.6%	18.4%	18.3%	17.2%	15.7%
Return on average stockholders’ equity (4)	25.7%	27.2%	24.1%	23.0%	23.8%
Return on average total assets (4)	12.7%	14.3%	14.6%	14.0%	12.8%
Cash provided by operations	$1,477,919	$1,203,430	$1,762,066	$1,554,181	$1,322,213
Cash dividends paid	635,994	565,275	478,933	402,136	333,229

(1)
Operating results for 2016 include charges for the impairment of goodwill and intangible assets, pension settlement and restructuring charges. The charges impacted pre-tax operating income by $188.6 million, after tax net income attributable to VF Corporation by $139.2 million, basic earnings per share by $0.33 and diluted earnings per share by $0.33.

(2)	Dividend payout ratio is defined as dividends per share divided by earnings per diluted share.

(3)	Total capital is defined as stockholders’ equity plus short-term and long-term debt.

(4)	Return is defined as net income attributable to VF Corporation plus total interest income/expense, net of taxes.

(5)	Invested capital is defined as average stockholders’ equity plus average short-term and long-term debt.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
VF Corporation (together with its subsidiaries, collectively known as “VF” or “the Company”) is a global leader in the design, production, procurement, marketing and distribution of branded lifestyle apparel, footwear and related products. VF’s diverse portfolio of more than 30 brands meets consumer needs across a broad spectrum of activities and lifestyles. Our long-term growth strategy is focused on four drivers — product innovation, consumer research and marketing, our direct-to-consumer infrastructure and geographic expansion.
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
VF is organized by groupings of businesses called “coalitions”. The four coalitions are Outdoor & Action Sports, Jeanswear, Imagewear and Sportswear. These coalitions are our reportable segments for financial reporting purposes.
Basis of Presentation
On August 26, 2016, VF completed the sale of its Contemporary Brands coalition, which included the 7 For All Mankind®, Splendid® and Ella Moss® brands. Accordingly, the Company has reported the operating results of those businesses in discontinued operations for all periods presented. The assets and liabilities of those businesses at December 2015 have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheet. Refer to Note B to VF’s consolidated financial statements for additional information on discontinued operations. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from VF’s continuing operations.
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2016”, “2015” and “2014” relate to the 52-week fiscal years ended December 31, 2016 and January 2, 2016, and the 53-week fiscal year ended January 3, 2015, respectively. Because 2014 had 53 weeks compared to 52 weeks in 2015, we have highlighted the estimated comparative impact where relevant in the discussions below.
All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
References to 2016 foreign currency amounts below reflect the changes in foreign exchange rates from 2015 and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency. References to 2015 foreign currency amounts below reflect the changes in foreign exchange rates from 2014 and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency.
Highlights of 2016
In light of the 2016 divestiture of our Contemporary Brands coalition and the ongoing strategic review of our Licensed Sports Group business, we reassessed how to best optimize and leverage VF’s strengths to create a more efficient and agile organization. As part of this assessment, the Company approved restructuring initiatives in the fourth quarter of 2016 to realign our cost structure. VF recognized $58.1 million in expense related to severance, asset write-downs and other costs associated with these restructuring initiatives. As part of this assessment, management made a strategic decision to merge the lucy® brand into The North Face® brand during 2017, and incurred $79.6 million of intangible asset and goodwill impairment charges associated with the decision. Severance and other asset impairment charges associated with this decision are included in the restructuring charge noted above. Additionally, VF took steps to reduce the size and potential future volatility of its U.S. pension plan obligation and offered former employees a one-time option to receive a lump sum distribution of their deferred vested benefits, the payment of which resulted in a pension settlement charge of $50.9 million.
Despite an inconsistent retail environment and the above strategic actions which reduced net income by $139.2 million, the Company delivered the following results in 2016:

•	2016 revenues were flat at $12.0 billion compared to 2015.

•	International revenues increased 4%, including a 2% unfavorable impact from foreign currency, and accounted for 38% of VF’s total revenues in 2016.

•
Direct-to-consumer revenues increased 8% over 2015, which included a 1% unfavorable impact from foreign currency, and accounted for 28% of VF’s total revenues in 2016. VF opened 155 retail stores in 2016.

•
Gross margin increased 20 basis points to 48.4% in 2016, reflecting benefits from pricing, lower product costs and a mix shift toward higher margin businesses, partially offset by impacts from restructuring activities and foreign currency.

•	Cash flow from operations was $1.5 billion in 2016.

•
Earnings per share decreased 9% to $2.78 in 2016 from $3.04 in 2015, as benefits from a lower effective tax rate were more than offset by unfavorable impacts from foreign currency and a $0.33 impact from charges related to goodwill and intangible asset impairment, pension settlement and restructuring.

•	VF increased the quarterly dividend rate by 14% in the fourth quarter, marking the 44th consecutive year of increase in the rate of dividends paid per share.

•	VF repurchased $1.0 billion of its Common Stock and paid $636.0 million in cash dividends, returning over $1.6 billion to stockholders.
Analysis of Results of Operations
Consolidated Statements of Income
The following table presents a summary of the changes in total revenues during the last two years:

In millions	2016 Compared to 2015	2015 Compared to 2014
Total revenues — prior year	$12,032.7	$11,881.7
Operations	81.0	742.7
Impact of foreign currency	(94.7)	(591.7)
Total revenues — current year	$12,019.0	$12,032.7
2016 compared to 2015
VF reported revenues in 2016 that were in line with 2015 revenues. The 2016 results were primarily attributable to a 2% increase in both the Outdoor & Action Sports and Imagewear coalitions and continued strength in the international and direct-to-consumer businesses, which offset foreign currency headwinds of 1% and softness in our Jeanswear and Sportswear coalitions. Excluding the negative impact from foreign currency, sales grew in every international region around the world in 2016.
2015 compared to 2014
VF reported revenue growth of 1% in 2015, primarily attributable to a 3% increase in the Outdoor & Action Sports coalition, and continued strength in the international and direct-to-consumer businesses, partially offset by a negative 5% impact from foreign currency. Excluding the negative impact from foreign currency, sales grew in every region around the world in 2015. Additionally, 2015 revenue growth was negatively impacted by unseasonably warm weather in the fourth quarter, a softer retail environment and the 53rd week in 2014. The extra week in 2014 negatively impacted 2015 revenue growth comparisons by 1%.
VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. However, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro. The strengthening of the U.S. dollar relative to foreign currencies negatively impacted revenue comparisons in 2016 and 2015 as discussed above.
Additional details on revenues are provided in the section titled “Information by Business Segment”.

The following table presents the percentage relationship to total revenues for components of the Consolidated Statements of Income:

	2016	2015	2014
Gross margin (total revenues less cost of goods sold)	48.4%	48.2%	48.6%
Selling, general and administrative expenses	35.3	33.3	33.4
Impairment of goodwill and intangible assets	0.7	—	—
Operating income	12.5%	14.9%	15.1%
2016 compared to 2015
Gross margin improved 20 basis points to 48.4% in 2016 compared to 48.2% in 2015, reflecting a 120 basis point benefit from pricing, lower product costs and a mix shift toward higher margin businesses, which was partially offset by a 20 basis point impact from restructuring activities and a negative 80 basis point impact from foreign currency.
Selling, general and administrative expenses as a percentage of total revenues increased 200 basis points in 2016 compared to 2015. This increase is primarily due to restructuring initiatives of $34.8 million, a pension settlement charge of $50.9 million, investments in our key growth priorities, which include direct-to-consumer, product innovation, demand creation and technology initiatives and the benefit of a $16.6 million gain on the sale of a VF Outlet® location in 2015. See additional discussion of the pension settlement charge in Note M to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section below.
As a result of management’s decision to merge the lucy® brand into The North Face® brand, VF recorded a $79.6 million noncash impairment charge to write-off the goodwill and intangible assets of the lucy® reporting unit during the fourth quarter of 2016. For additional information, refer to Notes F, G and T to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section below.
In 2016, operating margin decreased 240 basis points, to 12.5% from 14.9% in 2015. The decrease in operating margin reflects a 150 basis point decrease from goodwill and intangible asset impairment, restructuring, and pension settlement charges that did not occur in 2015, a negative 50 basis point impact from changes in foreign currency and investments in our key growth priorities, which include direct-to-consumer, product innovation, demand creation and technology initiatives.
Net interest expense increased $4.0 million to $85.6 million in 2016. The increase in net interest expense was primarily due to higher interest rates on short-term borrowings and an increase in long-term debt due to the issuance of €850 million euro-denominated 0.625% fixed-rate notes in September 2016.
Outstanding interest-bearing debt averaged $2.6 billion for 2016 compared to $2.4 billion for 2015, with short-term borrowings representing 37% and 42% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 3.5% in both 2016 and 2015, as the impact of the issuance of €850 million euro-denominated 0.625% fixed-rate notes in September of 2016 was offset by higher short-term debt rates.
Other income (expense) primarily consists of foreign currency gains and losses, the funding fee charged on the sale of our trade receivables and non-operating gains and losses. Other income (expense) netted to income of $2.0 million and $1.0 million in 2016 and 2015, respectively.
The effective income tax rate was 17.2% in 2016 compared to 23.0% in 2015. The 2016 tax rate included a net discrete tax benefit of $44.5 million, which included $29.3 million of tax benefits related to the early adoption of the accounting standards update on stock compensation, $13.2 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $4.1 million of discrete tax expense related to the effects of tax rate changes. The $44.5 million net discrete tax benefit in 2016 reduced the effective income tax rate by 3.1% compared to a 2.6% impact of discrete items in 2015. Without discrete items, the effective tax rate during 2016 decreased by approximately 5.3% primarily due to i) a higher percentage of foreign earnings in 2016, ii) the comparative impact of tax benefits recorded in 2016 related to the utilization of foreign tax attributes, iii) the full year benefits of the federal research tax credit and other incentives signed into law in December 2015 and iv) the negative tax impact related to the 2016 goodwill impairment. The international effective tax rate was 10.7% and 12.3% for 2016 and 2015, respectively. VF expects the 2017 annual tax rate to approximate 20%.
As a result of the above, net income in 2016 was $1.2 billion ($2.78 per diluted share), compared to $1.3 billion ($3.04 per diluted share) in 2015. The decrease in diluted earnings per share in 2016 compared to 2015 reflects goodwill and intangible asset impairment charges ($0.15 per share), restructuring charges ($0.10 per share) and a pension settlement charge ($0.07 per share).

2015 compared to 2014
In 2015, gross margin declined 40 basis points primarily due to foreign currency exchange rate fluctuations, which negatively impacted gross margin by 70 basis points in 2015 compared to 2014. Excluding this impact, gross margin improved 30 basis points in 2015 due to lower product costs and the continued shift in our revenue mix towards higher margin businesses, including Outdoor & Action Sports, direct-to-consumer and international, partially offset by aggressive efforts to manage inventory levels.
Selling, general and administrative expenses as a percentage of total revenues decreased 10 basis points compared to 2014. This decrease was primarily due to lower incentive compensation, leverage of operating expenses on higher revenues and the benefit from a $16.6 million gain on the sale of a VF Outlet® location in 2015, partially offset by increased investments in our direct-to-consumer businesses and global product development, which includes our strategic innovation centers.
In 2015, operating margin decreased 20 basis points, to 14.9% from 15.1% in 2014. The decrease in operating margin reflects lower gross margin due to unfavorable foreign currency exchange rate fluctuations.
In 2015, net interest expense increased $2.4 million to $81.6 million primarily due to higher average levels of short-term borrowings.
Outstanding interest-bearing debt averaged $2.4 billion for 2015 and $1.8 billion for 2014, with short-term borrowings representing 42% and 22% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 3.5% in 2015 and 4.6% in 2014. The weighted average interest rate decreased in 2015 compared to 2014 primarily due to the increase in average levels of short-term borrowings at lower interest rates.
Other income (expense) netted to income of $1.0 million in 2015 compared to expense of $5.5 million in 2014. The income in 2015 was due primarily to net foreign currency exchange gains compared to net foreign currency losses in 2014.
The effective income tax rate was 23.0% in 2015 compared to 22.5% in 2014. The 2015 tax rate included a net discrete tax benefit of $43.5 million, which included $36.2 million of tax benefits related to the settlement of tax audits, and $4.1 million related to the retroactive impact of the Protecting Americans from Tax Hikes (“PATH”) Act of 2015 as discussed below. The $43.5 million tax benefit in 2015 reduced the effective income tax rate by 2.6% compared to a 0.8% impact of discrete items in 2014. Without discrete items, the effective tax rate during 2015 increased by approximately 2.3% primarily due to i) a lower percentage of foreign earnings in 2015, reflecting the impact of changes in foreign currency exchange rates, ii) the expiration of a favorable tax ruling in a foreign jurisdiction at the end of fiscal 2014 and iii) the comparative impact of tax benefits recorded in 2014 related to the utilization of foreign tax attributes. The international effective tax rate was 12.3% and 12.6% for 2015 and 2014, respectively.
The PATH Act of 2015, signed into law in December 2015, permanently extended the U.S. federal research tax credit and extended certain tax credits and other incentives. The PATH Act was retroactive to January 1, 2015, and the impact was considered a discrete tax benefit when recorded in the fourth quarter of 2015.
As a result of the above, net income in 2015 was $1.3 billion ($3.04 per diluted share) in 2015 compared to $1.3 billion ($3.02 per diluted share) in 2014. The increase in diluted earnings per share in 2015 compared to 2014 was the result of improved operating performance, partially offset by the negative impact from foreign currency.
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

The following tables present a summary of the changes in coalition revenues and coalition profit during the last two years:

In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Coalition revenues — 2014	$7,199.0	$2,801.8	$1,104.0	$650.2	$126.7	$11,881.7
Operations	672.0	101.7	(11.6)	(15.1)	(4.3)	742.7
Impact of foreign currency	(470.6)	(111.3)	(9.8)	—	—	(591.7)
Coalition revenues — 2015	7,400.4	2,792.2	1,082.6	635.1	122.4	12,032.7
Operations	169.6	3.4	21.1	(98.8)	(14.3)	81.0
Impact of foreign currency	(36.9)	(57.9)	0.1	—	—	(94.7)
Coalition revenues — 2016	$7,533.1	$2,737.7	$1,103.8	$536.3	$108.1	$12,019.0

In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Coalition profit — 2014	$1,313.0	$528.0	$164.4	$78.0	$(2.7)	$2,080.7
Operations	97.4	39.5	(0.6)	0.9	17.7	154.9
Impact of foreign currency	(143.6)	(32.1)	(5.8)	—	—	(181.5)
Coalition profit — 2015	1,266.8	535.4	158.0	78.9	15.0	2,054.1
Operations	41.8	(43.0)	15.7	(42.3)	(19.3)	(47.1)
Impact of foreign currency	(82.4)	(0.5)	6.1	—	—	(76.8)
Coalition profit — 2016	$1,226.2	$491.9	$179.8	$36.6	$(4.3)	$1,930.2
The following section discusses the changes in revenues and profitability by coalition:
Outdoor & Action Sports

				Percent Change
Dollars in millions	2016	2015	2014	2016	2015
Coalition revenues	$7,533.1	$7,400.4	$7,199.0	1.8%	2.8%
Coalition profit	1,226.2	1,266.8	1,313.0	(3.2)%	(3.5)%
Operating margin	16.3%	17.1%	18.2%
The Outdoor & Action Sports coalition includes the following brands: Vans®, The North Face®, Timberland®, Kipling® (outside of North America), Napapijri®, JanSport®, Reef®, SmartWool®, Eastpak®, lucy® and Eagle Creek®.
2016 compared to 2015
Global revenues for Outdoor & Action Sports increased 2% in 2016, reflecting strong growth in the direct-to-consumer channel, partially offset by weakness in the U.S. wholesale channel. Revenues in the Americas region were consistent with 2015, and revenues in the Asia Pacific region increased 4% in 2016 despite a 2% negative impact from foreign currency. European revenues increased 5% in 2016, representing operational growth of 4% and a favorable impact from foreign currency of 1%.
Global direct-to-consumer revenues for Outdoor & Action Sports grew 13% in 2016, driven by new store openings and an expanding e-commerce business. Wholesale revenues were down 4% in 2016, primarily due to retailer bankruptcies and reduced off-price shipments in the U.S., and a negative impact from foreign currency of 1%.
Vans® brand global revenues were up 6% in 2016, reflecting strong operational growth in the direct-to-consumer channel, partially offset by declines in the wholesale channel and a negative 1% impact from foreign currency. Global revenues for The North Face® brand decreased 2% in 2016, as strong operational growth in the direct-to-consumer channel was more than offset by declines in the wholesale channel in the U.S. and an unfavorable foreign currency impact of 1%. The wholesale revenue declines for The North Face® brand were attributable to retailer bankruptcies and management’s proactive approach to managing inventory levels in the market by reducing off-price shipments in the U.S. during the fourth quarter. The combination of both factors negatively impacted revenue growth for the year by approximately 4%. Global revenues for the Timberland® brand were up 1% in 2016 driven by growth in the direct-to-consumer channel and international business, partially offset by weaker wholesale revenues in the U.S.

Operating margin decreased 80 basis points in 2016 as the negative impact from foreign currency, increased investments in direct-to-consumer, product development and innovation and restructuring charges more than offset the benefits of favorable pricing and lower product costs.
2015 compared to 2014
Global revenues for Outdoor & Action Sports increased 3% in 2015, reflecting 9% operational growth compared to 2014. The operational growth was partially offset by a negative 6% impact from foreign currency. The 53rd week in 2014 also negatively impacted 2015 revenue growth. Revenues in the Americas region increased 8% in 2015, including a 2% negative impact from foreign currency. Revenues in the Asia Pacific region increased 10% in 2015 despite a 5% negative impact from foreign currency. European revenues declined 10% in 2015, including a 16% negative impact from foreign currency.
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
Jeanswear

				Percent Change
Dollars in millions	2016	2015	2014	2016	2015
Coalition revenues	$2,737.7	$2,792.2	$2,801.8	(2.0)%	(0.3)%
Coalition profit	491.9	535.4	528.0	(8.1)%	1.4%
Operating margin	18.0%	19.2%	18.8%
The Jeanswear coalition consists of the global jeanswear businesses, led by the Wrangler® and Lee® brands.
2016 compared to 2015
Global Jeanswear revenues decreased 2% in 2016 compared to 2015, due to a 2% negative impact from foreign currency. Revenues in the Americas region decreased 2% in 2016, due to a 2% negative impact from foreign currency. Revenues in the Asia Pacific region decreased 4% in 2016, driven by a 5% negative impact from foreign currency. European revenues increased 3% in 2016, including a 1% negative impact from foreign currency.
Global revenues for the Wrangler® brand decreased 1% in 2016, as 1% operational growth, which was tempered by aggressive inventory management by key retailers, was offset by a negative 2% impact from foreign currency. Global revenues for the Lee® brand were down 3% in 2016 compared to 2015, primarily driven by a negative 2% impact from foreign currency and softness in the U.S. mid-tier channel.
Operating margin decreased 120 basis points in 2016 over 2015, primarily due to lower gross margin largely driven by restructuring charges and higher product costs as a result of lower production volumes.
2015 compared to 2014
Global Jeanswear revenues were flat in 2015 compared to 2014, reflecting operational growth offset by a negative 4% impact from foreign currency. The 53rd week in 2014 also negatively impacted 2015 revenue growth. Revenues in the Americas region increased 1% in 2015, including a 2% negative impact from foreign currency. Revenues in the Asia Pacific region increased 5% in 2015 despite a 4% negative impact from foreign currency. European revenues decreased 15% in 2015, including an 18% negative impact from foreign currency.
Global revenues for the Wrangler® brand were flat in 2015 compared to 2014, as 4% operational growth driven by continued strength in the mass business was offset by a negative 4% impact from foreign currency. Global revenues for the Lee® brand were also flat in 2015 compared to 2014, as continued growth in China and Europe, strong wholesale growth in India, and recent product launches in the U.S. were partially offset by a negative 5% impact from foreign currency. Revenues for the Rock & Republic® brand were down 11% in 2015 compared to 2014.
Operating margin increased 40 basis points in 2015 over 2014, primarily due to lower product costs, partially offset by the negative impact from foreign currency.
Imagewear

				Percent Change
Dollars in millions	2016	2015	2014	2016	2015
Coalition revenues	$1,103.8	$1,082.6	$1,104.0	2.0%	(1.9)%
Coalition profit	179.8	158.0	164.4	13.8%	(3.9)%
Operating margin	16.3%	14.6%	14.9%
The Imagewear coalition consists of VF’s Image business (occupational apparel and uniforms, including the Red Kap® and Bulwark® brand industrial businesses) and Licensed Sports Group (“LSG”) business (athletic apparel and fanwear, which includes the Majestic® brand business).
2016 compared to 2015
Imagewear revenues increased 2% in 2016 compared to 2015, due to strong growth in our LSG business, offset by declines in our Image business. Revenues for the LSG business were up 9% in 2016 compared to 2015, driven by strong Major League Baseball sales throughout the year and incremental sales during the fourth quarter due to the World Series results. The Image business revenues decreased 4% in 2016 compared to 2015 primarily due to continued weakness in the industrial manufacturing and energy sectors, which negatively impacted sales of the Bulwark® and Red Kap® brands.
The 170 basis point increase in operating margin in 2016 compared to 2015 was driven by improved gross margin in our LSG business, primarily due to favorable pricing, product mix and foreign currency impacts, partially offset by restructuring charges.
2015 compared to 2014
Imagewear revenues decreased 2% in 2015 compared to 2014, partially due to the impact of the 53rd week in 2014. The Image business revenues decreased 6% compared to 2014 primarily due to the impact of considerably lower levels of oil and gas exploration, which negatively impacted sales of the Bulwark® brand. Revenues for the LSG business were up 4% in 2015 compared to 2014, driven by strong Major League Baseball and National Basketball Association sales.
The 30 basis point decline in operating margin in 2015 compared to 2014 was negatively impacted by lower gross margins primarily due to business mix.
Sportswear

				Percent Change
Dollars in millions	2016	2015	2014	2016	2015
Coalition revenues	$536.3	$635.1	$650.2	(15.6)%	(2.3)%
Coalition profit	36.6	78.9	78.0	(53.5)%	1.2%
Operating margin	6.8%	12.4%	12.0%
The Sportswear coalition consists of the Nautica® and Kipling® brand businesses in North America (the Kipling® brand outside of North America is managed by the Outdoor & Action Sports coalition).
2016 compared to 2015
Coalition revenues decreased 16% in 2016 over 2015. Nautica® brand revenues decreased 17% in 2016 due to continued challenges in the U.S. department store channel and reduced in-store traffic. In addition, management made a strategic decision to transition the women’s sleepwear and men’s underwear businesses to a licensed model, which contributed 5% to the Nautica® brand revenue decline. Kipling® brand revenues in North America decreased 8%, due to declines in both the wholesale and direct-to-consumer channels.

Operating margin decreased 560 basis points in 2016 over 2015, primarily due to increased promotional activity, reduced expense leverage on lower revenues and restructuring charges.
2015 compared to 2014
Coalition revenues decreased 2% in 2015 over 2014, partially due to the impact of the 53rd week in 2014. Nautica® brand revenues decreased 4% in 2015 due in part to the unseasonably warm weather in the fourth quarter, which reduced consumer demand for fleece, sweaters and outerwear. Nautica® brand direct-to-consumer revenues were down 9% in 2015 compared to 2014 due to reduced traffic and the exit of less profitable stores. Wholesale revenues for the Nautica® brand were only down 1% in 2015 despite continuing challenges in the U.S. department store channel. Kipling® brand revenues in North America increased 8%, driven by growth in the direct-to-consumer and wholesale channels.
Operating margin increased 40 basis points in 2015 over 2014, primarily driven by a shift in business mix to the higher margin Kipling® brand business and lower levels of promotional activity in the wholesale channel for the Nautica® brand, partially offset by reduced expense leverage on lower sales volume and increased investments in direct-to-consumer businesses.
Other

				Percent Change
Dollars in millions	2016	2015	2014	2016	2015
Revenues	$108.1	$122.4	$126.7	(11.7)%	(3.5)%
Profit (loss)	(4.3)	15.0	(2.7)	(129.1)%	*
Operating margin	(4.1)%	12.4%	(2.1)%
* Calculation not meaningful
VF Outlet® stores in the U.S. sell both VF and non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category. The decrease in profit and operating margin in 2016 was primarily due to a $16.6 million gain recognized on the sale of a VF Outlet® location during 2015 and restructuring charges of $1.3 million in 2016.
Reconciliation of Coalition Profit to Consolidated Income Before Income Taxes
There are three types of costs necessary to reconcile total coalition profit to consolidated income before income taxes. These costs are (i) impairment of goodwill and intangible assets, which is excluded from coalition profit because these costs are not part of the ongoing operations of the respective businesses, (ii) interest expense, net, which is excluded from coalition profit because substantially all financing costs are managed at the corporate office and are not under the control of coalition management, and (iii) corporate and other expenses, discussed below, which are excluded from coalition profit to the extent they are not allocated to the coalitions. Impairment of goodwill and intangible assets and net interest expense are discussed in the “Consolidated Statements of Income” section, and corporate and other expenses are discussed below.
Following is a summary of VF’s corporate and other expenses:

In millions	2016	2015	2014
Information systems and shared services	$333.0	$307.6	$290.9
Less costs allocated to coalitions	(249.0)	(224.8)	(211.2)
Information systems and shared services retained at corporate	84.0	82.8	79.7
Corporate headquarters’ costs	169.1	138.1	146.9
Other	96.2	44.3	61.3
Corporate and other expenses	$349.3	$265.2	$287.9
Information Systems and Shared Services
These costs include management information systems and the centralized finance, supply chain, human resources, direct-to-consumer and customer management functions that support worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services. Costs to develop new computer applications are generally not allocated to the coalitions. The increases in information systems and shared services costs in 2016 and 2015 resulted from the costs associated with software system implementations and upgrades.

Corporate Headquarters’ Costs
Headquarters’ costs include compensation and benefits of corporate management and staff, legal and professional fees and general and administrative expenses that have not been allocated to the coalitions. The increase in corporate headquarters’ costs in 2016 compared to 2015 was primarily driven by restructuring initiatives in the fourth quarter of 2016 and higher cash and stock-based compensation expense. The decrease in corporate headquarters’ costs in 2015 compared to 2014 was primarily driven by decreases in cash and stock-based compensation expense resulting from lower corporate performance versus established goals, partially offset by additional investments in our global innovation centers.
Other
This category includes (i) costs of corporate programs or corporate-managed decisions that are not allocated to the coalitions, (ii) costs of registering, maintaining and enforcing certain of VF’s trademarks, and (iii) miscellaneous consolidated costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The increase in other expense in 2016 compared to 2015 was largely driven by a $50.9 million settlement charge related to our U.S. pension obligation, resulting from offering former employees a one-time option to receive a lump sum distribution of their deferred vested benefits. The decrease in other expense in 2015 compared to 2014 was driven by a decrease in the value of VF’s deferred compensation liability, partially offset by higher pension expense.
International Operations
International revenues increased 4% in 2016 compared to a decline of 4% in 2015. Foreign currency negatively impacted international revenue growth by 2% in 2016 and 13% in 2015. Revenues in Europe increased 5% in 2016, reflecting operational growth and a 1% benefit from foreign currency. In the Asia Pacific region, revenues increased 3% primarily driven by strong growth across the region, partially offset by negative foreign currency impacts of 3%. Revenues in the Americas (non-U.S.) region grew 2%, as operational growth was largely offset by weakening currencies in the region relative to the U.S. dollar that negatively impacted growth by 9%. International revenues represented 38% and 37% of total VF revenues in 2016 and 2015, respectively.
Direct-to-Consumer Operations
Direct-to-consumer revenues grew 8% in 2016 compared to growth of 2% in 2015, reflecting growth in all regions and in nearly every brand. The direct-to-consumer revenue increase in 2016 was partially offset by a negative 1% impact from foreign currency as flat foreign currency rates in Europe were offset by unfavorable rates, primarily in Asia and the Americas. The increases in direct-to-consumer revenues in both periods were due to strength in the Outdoor & Action Sports coalition and international business, new store openings and an expanding e-commerce business, partially offset by declines in the Sportswear coalition. VF opened 155 stores in 2016, bringing the total number of VF-owned retail stores to 1,507 at December 2016. Direct-to-consumer revenues were 28% of total VF revenues in 2016 compared to 26% in 2015.
Analysis of Financial Condition
Balance Sheets
The following discussion refers to significant changes in balances at December 2016 compared to December 2015:

•	Decrease in accounts receivable — primarily due to reduced wholesale shipments in the U.S. in the fourth quarter of 2016.

•
Decrease in intangible assets — driven by (i) the intangible asset impairment charge for the lucy® brand, (ii) the impact of foreign currency fluctuations, and (iii) amortization expense. Refer to Notes F and T to the consolidated financial statements for additional information.

•	Decrease in goodwill — driven by the goodwill impairment charge for the lucy® brand. Refer to Notes G and T to the consolidated financial statements for additional information.

•
Increase in other assets — primarily due to a deferred charge related to the taxable effect of an intra-entity transaction. Refer to Note P to the consolidated financial statements for additional information.

•	Decrease in short-term borrowings — due to the increase in long-term debt, which was used to repay commercial paper borrowings.

•	Increase in the current portion of long-term debt — due to $250.0 million of long-term notes due in 2017.

•	Increase in accrued liabilities — primarily due to $53.6 million of restructuring liability remaining from the fourth quarter of 2016 restructuring actions.

•	Increase in long-term debt — due to the issuance of €850.0 million of euro-denominated 0.625% fixed-rate notes in 2016.

•	Increase in other liabilities — primarily due to an increase in accrued income taxes.

Liquidity and Cash Flows
The financial condition of VF is reflected in the following:

Dollars in millions	2016	2015
Working capital	$2,507.7	$2,158.3
Current ratio	2.4 to 1	2.1 to 1
Debt to total capital	31.9%	25.6%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at December 2016 compared to 2015 was primarily due to the increase in long-term borrowings, partially offset by the decrease in short-term borrowings, as explained above. In addition, VF repurchased $1.0 billion of stock and paid $636.0 million in dividends in 2016, which reduced stockholders’ equity by $1.6 billion.
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
In summary, our cash flows were as follows:

In millions	2016	2015(a)	2014(a)
Cash provided by operating activities	$1,477.9	$1,203.4	$1,762.1
Cash used by investing activities	(112.4)	(322.8)	(329.3)
Cash used by financing activities	(1,076.9)	(840.2)	(1,171.9)

(a)	Reflects the impact of adopting the new accounting guidance on stock compensation as of the beginning of the first quarter of 2016. Refer to Note A to the consolidated financial statements.
Cash Provided by Operating Activities
Cash flow provided by operating activities is dependent on the level of net income, adjustments to net income and changes in working capital. Cash provided by operating activities increased $274.5 million in 2016 primarily due to i) a $250.0 million discretionary contribution to the U.S. qualified pension plan in 2015 that did not recur in 2016, and ii) a decrease in net cash usage from working capital changes due in part to higher collections of accounts receivable and lower increases of inventory, partially offset by higher levels of cash tax payments compared to 2015.
Cash provided by operating activities declined $558.7 million in 2015 primarily due to i) a $250.0 million discretionary contribution to the U.S. qualified pension plan in 2015, ii) an increase in net cash usage from working capital changes due in part to higher inventory levels at the end of 2015, iii) lower cash collections in 2015 due to the extra week in 2014, and iv) the negative impact of foreign currency exchange.
Cash Used by Investing Activities
VF’s investing activities in 2016 related primarily to capital expenditures of $175.8 million and software purchases of $44.2 million, partially offset by $116.0 million of proceeds from the sale of its Contemporary Brands coalition. Capital expenditures decreased $78.7 million compared to 2015 primarily due to the purchase in 2015 of a headquarters building in the Outdoor & Action Sports coalition. Software purchases decreased $19.1 million in 2016 primarily due to the completion of a major system implementation that incurred significant costs through the middle of 2015.
VF’s investing activities in 2015 related primarily to capital expenditures of $254.5 million and software purchases of $63.3 million, partially offset by $16.7 million of proceeds from the sale of a VF Outlet® location. Capital expenditures increased $20.4 million compared to 2014 primarily due to the purchase of a headquarters building in the Outdoor & Action Sports coalition. Software purchases decreased $4.7 million in 2015 primarily due to the completion of a major system implementation that incurred significant costs throughout 2014 and through the middle of 2015. The decrease in software purchases was partially offset by the timing of payments to vendors, as a significant amount of payments for software purchases near the end of 2014 were made in early 2015.

Cash Used by Financing Activities
The increase in cash used by financing activities in 2016 compared to 2015 was driven by i) the $853.3 million net decrease in short-term borrowings discussed in “Balance Sheets” above, ii) a $267.8 million increase in purchases of treasury stock and iii) a $70.7 million increase in cash dividends paid. These increases were partially offset by $951.8 million of proceeds from the issuance of long-term debt as discussed in “Balance Sheets” above.
The decrease in cash used by financing activities in 2015 compared to 2014 was driven by the $427.5 million increase in short-term borrowings, partially offset by an increase of $86.3 million in cash dividends paid in 2015.
During 2016, 2015 and 2014, VF purchased 15.9 million, 10.0 million and 12.0 million shares, respectively, of its Common Stock in open market transactions. The respective cost was $1.0 billion, $732.6 million and $727.8 million with an average price per share of $62.80 in 2016, $73.00 in 2015 and $60.46 in 2014.
As of the end of 2016, the Company had 14.8 million shares remaining under its current share repurchase program authorized by VF’s Board of Directors. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
In June 2016, VF entered an accession agreement to increase the existing $1.75 billion senior unsecured revolving line of credit (the “Global Credit Facility”) to $2.25 billion. The Global Credit Facility expires in April 2020 and VF may request two extensions of one year each, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes. Borrowings under the Global Credit Facility are priced at a credit spread of 80.5 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 7.0 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.
VF has a commercial paper program that allows for borrowings up to $2.25 billion to the extent it has borrowing capacity under the Global Credit Facility. As of December 2016, there were no outstanding commercial paper borrowings. The Global Credit Facility also had $16.1 million of outstanding standby letters of credit issued on behalf of VF as of December 2016, leaving $2.23 billion available for borrowing against this facility.
VF has $120.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Borrowings under these arrangements had a weighted average interest rate of 7.2% and 6.0% at December 2016 and 2015, respectively, excluding accepted letters of credit which are non-interest bearing to VF. Total outstanding balances under these arrangements were $26.0 million and $26.6 million at December 2016 and 2015, respectively.
On September 20, 2016, VF issued €850.0 million of euro-denominated 0.625% fixed-rate notes maturing in September 2023. The proceeds were used for working capital and general corporate purposes, including repayment of outstanding indebtedness under the existing commercial paper program. The cash proceeds from the notes were $951.8 million, net of original issue discount. Interest expense on these notes is recorded at an effective annual interest rate of 0.712%, which includes amortization of original issue discount and debt issuance costs.
VF has $250.0 million of 5.95% fixed-rate notes coming due in October of 2017. The repayment of these notes will likely be funded using a combination of operating cash flows and commercial paper borrowings.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of 2016, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2017, 2021, 2023 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.
Cash dividends totaled $1.53 per share in 2016, compared to $1.33 in 2015 and $1.1075 in 2014. The dividend payout ratio was 55.1% of diluted earnings per share in 2016, 43.7% in 2015 and 36.7% in 2014. Based on the quarterly dividend in place, the current indicated annual dividend rate for 2017 is $1.68 per share.
As of December 2016, approximately $444.1 million of cash and short-term investments was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. VF’s intent is to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the U.S., VF would be required to provide taxes on these amounts based on applicable U.S. tax rates, net of foreign taxes already paid.

Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2016 that will require the use of funds:

		Payment Due or Forecasted by Period
In millions	Total	2017	2018	2019	2020	2021	Thereafter
Recorded liabilities:
Long-term debt (1)	$2,314	$254	$4	$4	$4	$502	$1,546
Other (2)	508	200	66	54	49	40	99
Unrecorded commitments:
Interest payment obligations (3)	923	79	64	64	64	64	588
Operating leases (4)	1,219	344	273	205	150	96	151
Minimum royalty payments (5)	389	82	107	104	47	49	—
Inventory obligations (6)	1,722	1,719	3	—	—	—	—
Other obligations (7)	194	142	39	7	4	2	—
	$7,269	$2,820	$556	$438	$318	$753	$2,384

(1)	Long-term debt consists of required principal payments on long-term debt and capital lease obligations.

(2)
Other recorded liabilities represent payments due for long-term liabilities in VF’s Consolidated Balance Sheet related to deferred compensation and other employee-related benefits, product warranty claims and other liabilities. These amounts are based on historical and forecasted cash outflows. Amounts exclude liabilities for unrecognized income tax benefits and deferred income taxes.

Obligations under our qualified defined benefit pension plans and unfunded supplemental executive retirement plan are not included in the table above. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note M to the consolidated financial statements. We currently estimate that we will make contributions of approximately $17.0 million to our pension plans in 2017. Future contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

(3)
Interest payment obligations represent required interest payments on long-term debt and the interest portion of payments on capital leases. Amounts exclude amortization of debt issuance costs, debt discounts and acquisition costs that would be included in interest expense in the consolidated financial statements.

(4)
Operating leases represent required minimum lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities and maintenance, which are not included above.

(5)
Minimum royalty payments represent obligations under license agreements to use trademarks owned by third parties and include required minimum advertising commitments. Actual payments could exceed minimum royalty obligations.

(6)
Inventory obligations represent binding commitments to purchase finished goods, raw materials and sewing labor that are payable upon delivery of the inventory to VF. This obligation excludes the amount included in accounts payable at December 2016 related to inventory purchases.

(7)
Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects.

VF had other financial commitments at the end of 2016 that are not included in the above table but may require the use of funds under certain circumstances:

•
$122.2 million of surety bonds, custom bonds, standby letters of credit and international bank guarantees are not included in the above table because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.

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
Cash and equivalents risks
VF had $1.23 billion of cash and equivalents at the end of 2016. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business. Similarly, management monitors the credit quality of cash equivalents.
Defined benefit pension plan risks
At the end of 2016, VF’s defined benefit pension plans were underfunded by a net total of $135.0 million. The underfunded status includes a $138.0 million liability related to our unfunded U.S. nonqualified defined benefit plan, $37.1 million of net liabilities related to our non-U.S. defined benefit plans, and a $40.1 million asset related to our U.S. qualified defined benefit plan. VF has made significant cash contributions in recent years to improve the funded status of its plans, including discretionary contributions to the U.S. qualified plan of $250.0 million in 2015. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.
VF’s reported earnings are subject to risks due to the volatility of its pension expense, which has ranged in recent years from $57.9 million in 2014 to $113.0 million in 2016, including the $50.9 million settlement charge discussed below. These fluctuations are primarily due to varying amounts of actuarial gains and losses that are deferred and amortized to future years’ expense. The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.
During 2016, VF took an additional step in managing pension risk by offering former employees in the U.S. qualified plan a one-time option to receive a distribution of their deferred vested benefits, pursuant to which the plan paid $197.1 million in lump-sum distributions to settle $224.7 million of projected benefit obligations.  The Company recorded $50.9 million in settlement charges during 2016 to recognize the related deferred actuarial losses in accumulated other comprehensive income (loss) (“OCI”). No additional funding of the pension plan was required as all distributions were paid out of existing plan assets, and the plan’s funded status remained materially unchanged as a result of this offer. However, assuming other key assumptions remain unchanged, pension expense will decrease in future years due to lower amortization of net deferred actuarial losses. Refer to Note M to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section below.
VF has taken a series of steps to manage the risk and volatility in the pension plans and their impact on the financial statements. In 2005, VF’s U.S. defined benefit plans were closed to new entrants, which did not affect the benefits of existing plan participants at that date or their accrual of future benefits. In more recent years, the investment strategy of the U.S. qualified plan has been revised to define dynamic asset allocation targets that are dependent upon changes in the plan’s funded status, capital market expectations, and risk tolerance. Additionally, VF completed the one-time lump-sum offering noted above during 2016 which reduced the number of plan participants in the U.S. qualified plan by 23%. Management will continue to evaluate actions that may help to reduce VF’s risks related to its defined benefit plans.
Interest rate risks
VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since all of VF’s long-term debt has fixed interest rates, the exposure relates to changes in interest rates on variable rate short-term borrowings (which averaged $1.0 billion during 2016). However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during 2016, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $4.9 million.

Foreign currency exchange rate risks
VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 38% of VF’s revenues in 2016 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. VF does not hedge the translation of foreign currency operating results into the U.S. dollar; however, as discussed later in this section, management does hedge VF’s investments in certain foreign operations and foreign currency transactions.
The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. For net advances to and investments in VF’s foreign businesses that are considered to be long-term, the impact of changes in foreign currency exchange rates on those long-term advances is deferred as a component of accumulated OCI in stockholders’ equity. The U.S. dollar value of net investments in foreign subsidiaries fluctuates with changes in the underlying functional currencies. On September 20, 2016, VF issued €850 million of euro-denominated fixed-rate notes which it has designated as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
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
For cash flow hedging contracts outstanding at the end of 2016, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of 2016, it would result in a change in fair value of those contracts of approximately $168.4 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
Counterparty risks
VF is exposed to credit-related losses in the event of nonperformance by counterparties to derivative hedging instruments. To manage this risk, we have established counterparty credit guidelines and only enter into derivative transactions with financial institutions that have ‘A minus/A3’ investment grade credit ratings or better. VF continually monitors the credit rating of, and limits the amount hedged with, each counterparty. Additionally, management utilizes a portfolio of financial institutions to minimize exposure to potential counterparty defaults and adjusts positions as necessary. VF also monitors counterparty risk for derivative contracts within the defined benefit pension plans.
Commodity price risks
VF is exposed to market risks for the pricing of cotton, leather, rubber, wool and other materials, which we either purchase directly or in a converted form such as fabric or shoe soles. To manage risks of commodity price changes, management negotiates prices in advance when possible. VF has not historically managed commodity price exposures by using derivative instruments.
Deferred compensation and related investment security risks
VF has nonqualified deferred compensation plans in which liabilities to the plans’ participants are based on the market values of the participants’ selection of a hypothetical portfolio of investment funds, including VF Common Stock. VF invests in a portfolio of securities that substantially mirrors the participants’ investment selections. The increases and decreases in deferred compensation liabilities (except for the participants’ investment selections in VF Common Stock) are substantially offset by corresponding increases and decreases in the market value of VF’s investments, resulting in an insignificant net exposure to operating results and financial position. The VF Common Stock is treated as treasury shares for financial reporting purposes, so any gains or losses on those shares result in exposure to operating results and financial position as a result of the corresponding change in participant liabilities.

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
Inventories
VF’s inventories are stated at the lower of cost or net realizable value. Cost includes all material, labor and overhead costs incurred to manufacture or purchase the finished goods. Overhead allocated to manufactured product is based on the normal capacity of plants and does not include amounts related to idle capacity or abnormal production inefficiencies. VF performs a detailed review at each business unit, at least quarterly, of all inventories on the basis of individual styles or individual style-size-color stock keeping units to identify slow moving or excess products, discontinued and to-be-discontinued products, and off-quality merchandise. This review matches inventory on hand, plus current production and purchase commitments, with current and expected future sales orders. Management performs an evaluation to estimate net realizable value using a systematic and consistent methodology of forecasting future demand, market conditions and selling prices less costs of disposal. If the estimated net realizable value is less than cost, VF provides an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to VF’s timely identification and ability to rapidly dispose of these distressed inventories.
Existence of physical inventory is verified through periodic physical inventory counts and ongoing cycle counts at most locations throughout the year. VF provides for estimated inventory losses that have likely occurred since the last physical inventory date. Historically, physical inventory shrinkage has not been significant.
Long-lived Assets, Including Intangible Assets and Goodwill
VF allocates the purchase price of an acquired business to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. VF evaluates fair value at acquisition using three valuation techniques - the replacement cost, market and income methods - and weights the valuation methods based on what is most appropriate in the circumstances. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective.
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
VF’s policy is to review property, plant and equipment and definite-lived intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. VF tests for potential impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent. VF measures recoverability of the carrying value of an asset or asset group by comparison to the estimated undiscounted cash flows expected to be generated by the asset. If the forecasted undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, a fair value analysis must be performed, and an impairment charge is recorded if there is an excess of the asset’s carrying value over its estimated fair value.
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
An indefinite-lived intangible asset is quantitatively tested for possible impairment by comparing the estimated fair value of the asset to its carrying value. Fair value of an indefinite-lived trademark is based on an income approach using the relief-from-royalty method. Under this method, forecasted revenues for products sold with the trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership), and the estimated fair value is calculated as the present value of those forecasted royalties avoided by owning the trademark. The appropriate discount rate is based on the reporting unit’s weighted average cost of capital (“WACC”) that considers market participant assumptions, plus a spread that factors in the risk of the intangible asset. The royalty rate is selected based on consideration of i) royalty rates included in active license agreements, if applicable, ii) royalty rates received by market participants in the apparel industry and iii) the current performance of the reporting unit. If the estimated fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the estimated fair value of the trademark is less than its carrying value, an impairment charge would be recognized for the difference.
Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of a reporting unit to its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by coalition management. In the first step of the quantitative goodwill impairment test, VF compares the carrying value of a reporting unit, including its recorded goodwill, to the estimated fair value of the reporting unit.
For goodwill impairment testing, VF estimates the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit’s forecasted future cash flows that are discounted to present value using the reporting unit’s WACC as discussed above. For the market-based approach, management uses both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue/EBITDA data from target companies deemed similar to the reporting unit.
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
2016 impairment testing
During the third quarter of 2016, management determined that there had been a triggering event related to the Nautica® reporting unit that required an interim impairment analysis of the goodwill and trademark intangible assets. See additional discussion in the “Nautica® impairment analysis” section below. Management concluded that there had been no triggering events affecting any other reporting units that required us to test goodwill or indefinite-lived intangible assets on an interim basis through the first nine months of 2016.
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of 2016. VF elected to bypass the qualitative assessment and perform a quantitative analysis for the Reef® reporting unit goodwill and trademark intangible asset. Additionally, during the fourth quarter of 2016, management determined that triggering events had occurred related to the lucy® and Licensed Sports Group (“LSG”) reporting units, requiring quantitative testing of their goodwill and trademark intangible assets. Management performed a qualitative analysis for all other reporting units and trademark intangible assets, as discussed below in the “Other reporting units - qualitative impairment analysis” section.
Nautica® impairment analysis
During the third quarter of 2016, management determined that the continued revenue and profitability decline in the Nautica® brand, combined with a downward revision to the forecast for the remainder of the year, was a triggering event that required an interim impairment analysis of the goodwill and trademark intangible assets. Based on the quantitative impairment analyses performed, VF determined the goodwill and trademark were not impaired. For goodwill, the fair value of the reporting unit exceeded the carrying value by 45%. The fair value of the trademark exceeded its carrying value by a significant amount.
The Nautica® brand, acquired in 2003, sells sportswear in the U.S. through department stores, specialty stores, VF-operated stores and online. It also has significant global licensing arrangements. As part of the 2009 annual impairment analyses,VF recorded an impairment charge of $58.5 million to write the goodwill down to its estimated fair value. The remaining carrying values of the goodwill and trademark at the 2016 testing date were $153.7 million and $217.4 million, respectively. The Nautica® brand is part of the Sportswear coalition and represents substantially all of the coalition’s goodwill value.
Recent performance of the brand has been negatively impacted by an inconsistent retail environment in the U.S. Management’s revenue and profitability forecasts considered this recent negative performance and trends, as well as strategic initiatives in future periods. Key assumptions developed by VF management and used in the quantitative analyses of the Nautica® reporting unit and trademark include:

•	Long-term growth in revenues primarily due to expanded distribution channels, including conversion of licensing arrangements in key international markets.

•	A gradual return to historical profitability rates over the remaining forecast period.

•	Royalty rates based on active license agreements of the brand.

•	Market-based discount rates.

Management made its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. However, if the U.S. department store environment remains volatile in the near future, we may be unable to execute on our planned initiatives to grow sales and profitability in the wholesale channel. Additionally, our direct-to-consumer channels may continue to be impacted by the inconsistent retail environment. Accordingly, actual results could be negatively impacted and the goodwill may require additional impairment testing in future periods. Future impairment tests could result in a reduction of the 45% excess of fair value over reporting unit carrying value, and possibly an impairment charge.
Management performed sensitivity analyses on the impairment model and concluded that the goodwill was not impaired, even with negative changes made to key assumptions. For example, the sensitivity analyses on the goodwill impairment model indicated that neither a 100 basis point decrease in the compounded annual growth rate (“CAGR”) for EBITDA nor a 100 basis point increase in the discount rate caused the estimated fair value of the reporting unit to decline below its carrying value.
As of the beginning of the fourth quarter of 2016, VF performed a qualitative impairment analysis of the goodwill and trademark for the Nautica® reporting unit. The qualitative impairment analyses primarily consisted of comparing actual performance to the forecasted performance used in the interim impairment analyses completed during the third quarter of 2016. Based on the results of the qualitative analyses, management concluded that it was not more likely than not that the carrying values of the goodwill and trademark were greater than their estimated fair values, and that further quantitative testing was not necessary.
Reef® impairment analysis
As of the beginning of the fourth quarter of 2016, VF performed a quantitative impairment analysis of the goodwill and trademark intangible asset for the Reef® reporting unit. Based on the analyses, management concluded that the goodwill and trademark were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 18%. The estimated fair value of the trademark exceeded its carrying value by a significant amount.
The Reef® brand, acquired in 2005, sells surf-inspired products including sandals, shoes, swimwear, casual apparel and accessories. Products are sold through the wholesale channel and online primarily in North America, as well as in European and South American markets. As part of the 2009 annual impairment analyses, VF recorded impairment charges of $31.1 million and $5.6 million related to the goodwill and trademark, respectively. The remaining carrying values of the goodwill and trademark at the 2016 testing date were $48.3 million and $74.4 million, respectively. The Reef® brand is part of the Outdoor & Action Sports coalition.
Recent performance by the brand has been negatively impacted by isolated events such as an unseasonably cold spring in 2014, supplier issues in 2015 and bankruptcies of wholesale customers and an inconsistent retail environment in the U.S. in 2016. However, VF is optimistic about the brand because of the nature of past challenges and the expected success of new product offerings. Key assumptions developed by VF management and used in the quantitative analyses of the Reef® reporting unit and trademark include:

•	Minimal revenue growth in the wholesale channel driven by door expansion with existing and new customers

•	Modest growth in the e-commerce business

•	Modest gross margin expansion based on updated strategies

•	Increased leverage of selling, general and administrative expenses on higher revenues

•	Market-based discount rates

•	Royalty rate based on active license agreements of the brand
Management made its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. However, if the U.S. retail environment continues to be inconsistent in the near future, we may be unable to execute on our planned initiatives to grow sales and profitability. Accordingly, actual results could be negatively impacted and the goodwill may require additional impairment testing in future periods. Future impairment tests could result in a reduction of the 18% excess of fair value over reporting unit carrying value, and possibly an impairment charge.
Management performed sensitivity analyses on the impairment model and concluded that the goodwill was not impaired, even with negative changes made to key assumptions. For goodwill, a 15% decrease in projected cash flows did not cause the estimated fair value of the reporting unit to decline below its carrying value. Separately, a 100 basis point increase in the discount rate did not cause the estimated fair value of the reporting unit to decline below its carrying value.
lucy® impairment analysis
During the fourth quarter of 2016, management made a strategic decision to merge the lucy® brand into The North Face® brand during 2017. This was a triggering event that required management to perform a quantitative impairment analysis of the goodwill and trademark intangible asset for the lucy® reporting unit. Based on the analyses, VF recorded impairment charges to write-off the remaining goodwill balance of $39.3 million and the remaining trademark balance of $40.3 million.
The lucy® reporting unit, acquired in 2007, markets women’s activewear through VF-operated stores and in the wholesale channel through specialty and premium sporting goods retailers. As part of the 2009 annual impairment analyses, VF recorded impairment charges of $12.3 million and $9.7 million related to the goodwill and trademark, respectively. The lucy® brand is part of the Outdoor & Action Sports coalition.

Key assumptions developed by VF management and used in our quantitative analyses of the lucy® reporting unit and trademark include:

•	A wind down of the lucy® operations during 2017

•	No planned revenues in 2018, as lucy® product will be rebranded as The North Face®

•	No current plans to sell or license the lucy® brand

Management utilized quantitative information along with significant observable inputs to determine that no value was remaining for the goodwill or trademark.
LSG impairment analysis
During the fourth quarter of 2016, Major League Baseball (“MLB”) informed VF that it would not be renewing its contract with the Majestic® brand when it expires at the end of 2019. This was a triggering event that required management to perform a quantitative impairment analysis of the goodwill and trademark intangible asset for the LSG reporting unit. Based on the analyses, management concluded that the goodwill and trademark were not impaired. For goodwill, the estimated fair value exceeded the reporting unit’s carrying value by approximately 38%. The estimated fair value of the trademark exceeded its carrying value by a significant amount. The carrying values of the goodwill and trademark at the 2016 testing date were $28.6 million and $6.0 million, respectively.
The Majestic® business, acquired in 2007, designs and markets sports apparel and fanwear under licenses granted by major sports leagues, and related organizations, including Major League Baseball, the National Football League, the Major League Baseball Players Association, the National Basketball Association, the National Football League Players Association, the National Hockey League and the Nippon Professional Baseball League. Majestic® is a brand in the LSG reporting unit, which is part of the Imagewear coalition. The LSG reporting unit is also a major supplier of licensed Harley-Davidson® apparel to Harley-Davidson dealerships.
The LSG reporting unit has experienced strong revenue and profit growth in recent years, primarily due to product innovation and heightened brand awareness that has led to solid performance in the wholesale business. Key assumptions developed by VF management and used in the quantitative analyses of the LSG reporting unit and trademark include:

•	A decline in MLB revenues during 2017 through 2019, with no MLB revenues in 2020 and thereafter

•	Decreased leverage of selling, general and administrative expenses on a lower base of revenues

•	Market-based discount rates

•	Royalty rates based on active license agreements of the brand
Actual results for the LSG reporting unit may vary from projected results. Accordingly, management performed sensitivity analyses on the impairment model and concluded that the goodwill was not impaired, even with negative changes made to key assumptions. For goodwill, a 40% decrease in projected cash flows did not cause the estimated fair value of the reporting unit to decline below its carrying value. Separately, a 100 basis point increase in the discount rate did not cause the estimated fair value of the reporting unit to decline below its carrying value.
Also during the fourth quarter of 2016, management concluded that a triggering event had occurred related to the Majestic® definite-lived customer relationship and license intangible assets that required management to perform quantitative impairment analyses. Management concluded that the remaining undiscounted cash flows for the customer relationship and license assets were greater than their net book values, and thus the assets were not impaired. The carrying values of the customer relationship and license intangible assets at the 2016 testing date were $8.2 million and $22.0 million, respectively.
The customer relationship asset was established for $21.4 million at the time of the Majestic® acquisition and was being amortized over an 18-year life using accelerated amortization. The valuation of the customer relationship asset considered historical and projected attrition rates, revenues and profitability related to wholesale customers that existed at acquisition. The customer relationship intangible asset will continue to be amortized over the remaining useful life.
The license asset was established for $47.1 million at the time of the Majestic® acquisition and was being amortized over an 18-year life using straight-line amortization. The license asset valuation considered current and projected revenues and profitability related to the MLB business. Based on the expiration date of the MLB contract, the remaining useful life for the license intangible asset was revised to 39 months and amortization was accelerated beginning in the fourth quarter of 2016.
Other reporting units - qualitative impairment analysis
For all other reporting units, VF elected to perform a qualitative assessment to determine whether it is more likely than not that the goodwill and trademark intangible assets in those reporting units were impaired. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including (i) current year results, ii) financial performance versus management’s annual and five-year strategic plans, iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, VF concluded that it was not more likely than not that the carrying values of the goodwill and trademark intangible assets were greater than their fair values, and that further quantitative testing was not necessary.
Management’s use of estimates and assumptions
Management made its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that VF’s conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2017 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
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
Annually, management reviews the principal economic actuarial assumptions summarized in Note M to the consolidated financial statements, and revises them as appropriate based on current rates and trends as of December 31st. VF also periodically reviews and revises, as necessary, other plan assumptions such as rates of compensation increases, retirement, termination, disability and mortality. VF believes the assumptions appropriately reflect the participants’ demographics and projected benefit obligations of the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.

The below discussion of discount rate, return on assets and mortality assumptions relates specifically to the U.S. pension plans, as they comprise approximately 92% of VF’s total defined benefit plan assets and approximately 90% of VF’s total projected benefit obligations of the combined U.S. and international plans.
One of the critical assumptions used in the actuarial model is the discount rate, which is used to estimate the present value of future cash outflows necessary to meet projected benefit obligations for the specific plan. It is the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. The discount rate assumption is based on current market interest rates. VF selects a discount rate for each of the U.S. pension plans by matching high quality corporate bond yields to the timing of projected benefit payments to participants in each plan. VF uses the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service or Standard & Poor’s Ratings Services. VF excludes the highest and lowest yielding bonds from this population of approximately 696 such bonds having at least $50.0 million outstanding that are noncallable/nonputable unless with make-whole provisions. Each plan’s projected benefit payments are matched to current market interest rates over the expected payment period to calculate an associated present value. A single equivalent discount rate is then determined that produces the same present value. The resulting discount rate is reflective of both the current interest rate environment and the plan’s distinct liability characteristics. VF believes that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards and that the 2016 discount rates of 4.10% for the U.S. qualified defined benefit pension plan and 4.14% for the unfunded supplemental defined benefit plan appropriately reflect current market conditions and the long-term nature of projected benefit payments to participants in the U.S. pension plans. These lower discount rates, compared with the rates of 4.45% for the U.S. qualified defined benefit pension plan and 4.44% for the unfunded supplemental defined benefit plan at the end of 2015, reflect the general decrease in yields of U.S. government obligations and high quality corporate bonds during 2016. The discount rate for the plans may differ from the rates used by other companies because of a longer expected duration of benefit payments reflecting (i) the higher percentage of female participants who generally have a longer life expectancy than males and (ii) the higher percentage of inactive participants who will not begin receiving vested benefits for many years.
In 2015, VF adopted the spot rate approach to measure service and interest costs. Under the spot rate approach, the full yield curve is applied separately to cash flows for each projected benefit obligation, service cost, and interest cost for a more precise calculation. VF expects that the spot rate approach will continue to lower service and interest cost in the next several years.
Another critical assumption of the actuarial model is the expected long-term rate of return on investments. VF’s investment objective is to invest in a diversified portfolio of assets with an acceptable level of risk to maximize the long-term return while minimizing volatility in the value of plan assets relative to the value of plan liabilities. These risks include market, interest rate, credit, liquidity, regulatory and foreign securities risks. Investment assets consist of U.S. and international equity, corporate and governmental fixed-income securities, insurance contracts, and alternative assets. VF develops a projected rate of return for each of the investment asset classes based on many factors, including historical and expected returns, the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed-income securities. The weighted average projected long-term rates of return of the various assets held by the qualified plan provide the basis for the expected long-term rate of return actuarial assumption. VF’s rate of return assumption was 6.00% in 2016, 6.25% in 2015 and 6.50% in 2014. In recent years, VF has altered the investment mix by (i) increasing the allocation to fixed-income investments and reducing the allocation to equity investments, (ii) increasing the allocation in equities to more international investments and, (iii) adding alternative assets as an asset class. The changes in asset allocation are anticipated, over time, to reduce the year-to-year variability of the U.S. plan’s funded status and resulting pension expense. Management monitors the plan’s asset allocation to balance risk with anticipated investment returns in a given year. Based on an evaluation of market conditions and projected market returns, VF will be using a rate of return assumption of 6.00% for the U.S. plan for 2017.
We consistently review all of our demographic assumptions as part of the normal management of our defined benefit plans, and update these assumptions as appropriate. In 2014, the Society of Actuaries (SOA) issued new mortality tables (RP-2014) and mortality improvement scales (MP-2014) which reflect longer life expectancies than the previous tables. This updated information was considered, along with the characteristics of our plan-specific populations and other data where appropriate, in developing our best estimate of the expected mortality rates of plan participants in the U.S. pension plans. In 2015 and 2016, the SOA issued MP-2015 and MP-2016, respectively, which are updated scales (based on the same underlying SOA RP-2014 study) that reflect two additional years of mortality experience. VF considered the MP-2015 and MP-2016 scales and determined they are directionally consistent with the assumptions adopted by VF in 2014.
Differences between actual results in a given year and the actuarially determined assumed results for that year (e.g., investment performance, discount rates and other assumptions) do not affect that year’s pension expense, but instead are deferred as unrecognized actuarial gains or losses in accumulated other comprehensive loss in the Consolidated Balance Sheet. At the end of 2016, there were $476.1 million of pre-tax accumulated deferred actuarial losses, plus $14.9 million of pre-tax deferred prior service costs, resulting in an after tax amount of $302.7 million in accumulated other comprehensive loss in the 2016 Consolidated Balance Sheet. These deferred losses will be amortized as a component of pension expense.

Pension expense recognized in the consolidated financial statements was $113.0 million in 2016, $64.8 million in 2015 and $57.9 million in 2014. This compares with the cost of pension benefits actually earned each year by covered active employees (commonly called “service cost”) of $25.8 million in 2016, $29.2 million in 2015 and $24.2 million in 2014. Pension expense has been significantly higher than the annual service cost in recent years due to the settlement charge incurred in 2016 (as discussed in the paragraph below) and amortization of unrecognized actuarial losses (as discussed in the preceding paragraph). Looking forward, VF expects 2017 pension expense to decrease to approximately $39.3 million which reflects a reduction in expense related to the lump sum distributions paid from the U.S. qualified plan, partially offset by a decrease in discount rates.
In 2016, the Company offered former employees in the U.S. qualified plan a one-time option to receive a distribution of their deferred vested benefits. Approximately 9,400 participants accepted a distribution, representing 66% of eligible participants and a 23% reduction in the total number of plan participants at the beginning of the year. In December 2016, the plan paid $197.1 million in lump-sum distributions to settle $224.7 million of projected benefit obligations related to these participants. VF recorded $50.9 million in settlement charges during 2016 to recognize the related deferred actuarial losses in accumulated OCI. The settlement charge was included in 2016 pension expense.
The sensitivity of changes in actuarial assumptions on 2016 pension expense and on projected benefit obligations related to the U.S. defined benefit pension plan at the end of 2016, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
Dollars in millions	Pension Expense	Projected Benefit Obligations
0.50% decrease in discount rate	$16	$94
0.50% increase in discount rate	(17)	(85)
0.50% decrease in expected investment return	8	—
0.50% increase in expected investment return	(8)	—
0.50% decrease in rate of compensation change	(1)	(4)
0.50% increase in rate of compensation change	2	4
As discussed in the “Risk Management” section above, VF has taken a series of steps to reduce volatility in the pension plans and their impact on the financial statements. On a longer-term basis, VF believes the year-to-year variability of the retirement benefit expense should decrease.
Income Taxes
As a global company, VF is subject to income taxes and files income tax returns in over 100 U.S. and foreign jurisdictions each year. Almost every jurisdiction in which VF operates has a lower effective income tax rate than the U.S. As discussed in Note P to the consolidated financial statements, VF has been granted a lower effective income tax rate on taxable earnings in certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities. VF makes an ongoing assessment to identify any significant exposure related to increases in tax rates in the jurisdictions in which VF operates.
In February 2015, the European Union Commission (“EU”) opened a state aid investigation into rulings granted to companies under Belgium’s excess profit tax regime. On January 11, 2016, the EU announced its decision that these rulings were illegal and ordered that tax benefits granted under these rulings should be collected from the affected companies, including VF. The Belgian government and VF have each filed appeals seeking annulment of the EU decision. On January 10, 2017, VF Europe BVBA received an assessment for €31.9 million tax and interest related to excess profits benefits received in prior years and remitted €31.9 million ($33.9 million) on January 13, 2017. This will be recorded as an income tax receivable in 2017 based on the expected success of the aforementioned requests for annulment. If this matter is adversely resolved, these amounts will not be collected by VF.
The calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and significant management judgment. VF’s income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments. VF has reviewed all issues raised upon examination, as well as any exposure for issues that may be raised in future examinations. VF has evaluated these potential issues under the “more-likely-than-not” standard of the accounting literature. A tax position is recognized if it meets this standard and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized. Such judgments and estimates may change based on audit settlements, court cases and interpretation of tax laws and regulations. Income tax expense could be materially affected to the extent VF prevails in a tax position or when the statute of limitations expires for a tax position for which a liability for unrecognized tax benefits or valuation allowances have been established, or to the extent VF is required to pay amounts greater than the established liability for unrecognized tax benefits. VF does not currently anticipate any material impact on earnings from the ultimate resolution of income tax uncertainties. There are no accruals for general or unknown tax expenses.
VF has $152.6 million of gross deferred income tax assets related to operating loss and capital loss carryforwards, and $108.2 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.
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
Recently Issued and Adopted Accounting Standards
Refer to Note A to the consolidated financial statements for discussion of recently issued and adopted accounting standards.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2016. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting
VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of VF’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I of this Annual Report under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2017 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2016, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2017 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2016, which information is incorporated herein by reference.
Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2017 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2016, which information is incorporated herein by reference.
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
Item 11.    Executive Compensation.
Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF — Directors’ Compensation” and “Executive Compensation” in VF’s 2017 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2016, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2017 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2016, which information is incorporated herein by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2017 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2016, which information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2017 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2016, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this 2016 report:
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

(K)
Third Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A. dated as of September 20, 2016 (Incorporated by reference to Exhibit 4.2 to Form 8-K dated September 20, 2016)

	(L)	Form of 0.625% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 to Form 8-K dated September 20, 2016)

10.	Material contracts:

	*(A)	1996 Stock Compensation Plan, as amended and restated as of February 10, 2015 (Incorporated by reference to Appendix B to the 2015 Proxy Statement filed March 19, 2015)

	*(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)

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

	*(Y)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2008)

	*(Z)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(W) to Form 10-K filed February 29, 2012)

Number	Description

	*(AA)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2013)

	*(BB)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10 (W) to Form 10-K for the year ended January 3, 2009)

	*(CC)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)

	*(DD)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan (Incorporated by reference to Exhibit 10(AA) to form 10-K filed February 29, 2012)

	(EE)	Five-year Revolving Credit Agreement, dated April 14, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 15, 2015)

	(FF)	Accession No. 1 to Credit Agreement related to the Five-Year Revolving Credit Agreement dated as of April 14, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 6, 2016)

	*	Management compensation plans

14.
Code of Business Conduct (Incorporated by reference to Exhibit 14.2 to Form 10-Q filed on May 7, 2014)

The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation, at P.O. Box 21488, Greensboro, NC 27420.

21.	Subsidiaries of the Corporation

23.	Consent of independent registered public accounting firm

24.	Power of attorney

31.1	Certification of the principal executive officer, Steven E. Rendle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Scott A. Roe, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Steven E. Rendle, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Scott A. Roe, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 16.    Form 10-K Summary.
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VF has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V.F. CORPORATION

By:	/s/ Steven E. Rendle
Steven E. Rendle President and Chief Executive Officer (Chief Executive Officer)

By:	/s/ Scott A. Roe
Scott A. Roe Vice President and Chief Financial Officer (Chief Financial Officer)

By:	/s/ Bryan H. McNeill
Bryan H. McNeill Vice President — Controller (Chief Accounting Officer)
March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Director

Juliana L. Chugg*	Director

Juan Ernesto de Bedout*	Director

Benno O. Dorer*	Director

Mark S. Hoplamazian*	Director

Robert J. Hurst*	Director

Laura W. Lang*	Director

W. Alan McCollough*	Director

W. Rodney McMullen*	Director

Clarence Otis, Jr.*	Director

Steven E. Rendle*	Director

Carol L. Roberts	Director

Matthew J. Shattock*	Director

Eric C. Wiseman*	Director

*By:	/s/ Laura C. Meagher
Laura C. Meagher, Attorney-in-Fact
March 1, 2017

VF Corporation
Index to Consolidated Financial Statements
and Financial Statement Schedule
December 2016

VF Corporation
Management’s Report on Internal Control Over Financial Reporting
Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of VF’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of VF Corporation
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1, present fairly, in all material respects, the financial position of VF Corporation and its subsidiaries (the “Company”) at December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 1, 2017

VF CORPORATION
Consolidated Balance Sheets

	December
	2016	2015
	In thousands, except share amounts
ASSETS
Current assets
Cash and equivalents	$1,227,862	$944,423
Accounts receivable, less allowance for doubtful accounts of $21,131 in 2016 and $23,275 in 2015	1,197,678	1,289,962
Inventories	1,569,325	1,555,360
Other current assets	298,233	284,215
Current assets of discontinued operations	—	89,176
Total current assets	4,293,098	4,163,136
Property, plant and equipment	939,650	945,491
Intangible assets	1,839,698	1,948,611
Goodwill	1,736,959	1,788,407
Other assets	929,882	583,866
Other assets of discontinued operations	—	210,031
Total assets	$9,739,287	$9,639,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$26,029	$449,590
Current portion of long-term debt	253,689	3,351
Accounts payable	664,644	680,606
Accrued liabilities	841,038	782,148
Current liabilities of discontinued operations	—	26,018
Total current liabilities	1,785,400	1,941,713
Long-term debt	2,039,180	1,401,820
Other liabilities	973,786	900,256
Other liabilities of discontinued operations	—	10,915
Commitments and contingencies
Total liabilities	4,798,366	4,254,704
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding in 2016 and 2015	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; 414,012,954 shares outstanding in 2016 and 426,614,274 shares outstanding in 2015	103,503	106,654
Additional paid-in capital	3,333,423	3,192,675
Accumulated other comprehensive loss	(1,041,463)	(1,043,222)
Retained earnings	2,545,458	3,128,731
Total stockholders’ equity	4,940,921	5,384,838
Total liabilities and stockholders’ equity	$9,739,287	$9,639,542

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Income

	Year Ended December
	2016	2015	2014
	In thousands, except per share amounts
Net sales	$11,902,314	$11,909,635	$11,757,399
Royalty income	116,689	123,020	124,331
Total revenues	12,019,003	12,032,655	11,881,730
Costs and operating expenses
Cost of goods sold	6,196,335	6,235,699	6,112,880
Selling, general and administrative expenses	4,243,798	4,009,029	3,970,536
Impairment of goodwill and intangible assets	79,644	—	—
Total costs and operating expenses	10,519,777	10,244,728	10,083,416
Operating income	1,499,226	1,787,927	1,798,314
Interest income	9,094	7,152	6,911
Interest expense	(94,730)	(88,772)	(86,104)
Other income (expense), net	2,001	1,028	(5,545)
Income from continuing operations before income taxes	1,415,591	1,707,335	1,713,576
Income taxes	243,064	392,204	385,827
Income from continuing operations	1,172,527	1,315,131	1,327,749
Loss from discontinued operations, net of tax	(98,421)	(83,538)	(280,244)
Net income	$1,074,106	$1,231,593	$1,047,505
Earnings per common share - basic
Continuing operations	$2.82	$3.09	$3.07
Discontinued operations	(0.24)	(0.19)	(0.65)
Total earnings per common share - basic	$2.58	$2.90	$2.42
Earnings per common share - diluted
Continuing operations	$2.78	$3.04	$3.02
Discontinued operations	(0.24)	(0.19)	(0.64)
Total earnings per common share - diluted	$2.54	$2.85	$2.38
Cash dividends per common share	$1.5300	$1.3300	$1.1075

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended December
	2016	2015	2014
	In thousands
Net income	$1,074,106	$1,231,593	$1,047,505
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during year	(52,028)	(361,814)	(469,663)
Less income tax effect	(24,382)	586	6,075
Defined benefit pension plans
Current year actuarial gains (losses) and plan amendments	(5,384)	(62,556)	(203,234)
Amortization of net deferred actuarial losses	65,212	61,966	37,518
Amortization of deferred prior service costs	2,584	3,038	5,445
Reclassification of net actuarial loss from settlement charge	50,922	4,062	—
Less income tax effect	(43,836)	(1,571)	60,588
Derivative financial instruments
Gains (losses) arising during year	90,708	89,993	88,387
Less income tax effect	(9,672)	(34,668)	(34,736)
Reclassification to net income for (gains) losses realized	(107,457)	(64,976)	32,111
Less income tax effect	35,092	25,404	(12,619)
Marketable securities
Gains (losses) arising during year	—	495	(698)
Less income tax effect	—	(195)	274
Reclassification to net income for (gains) losses realized	—	(1,177)	—
Less income tax effect	—	463	—
Other comprehensive income (loss)	1,759	(340,950)	(490,552)
Comprehensive income	$1,075,865	$890,643	$556,953

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December
	2016	2015	2014
	In thousands
Operating activities
Net income	$1,074,106	$1,231,593	$1,047,505
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill and intangible assets	79,644	143,562	396,362
Depreciation and amortization	281,577	272,075	274,883
Stock-based compensation	67,762	73,420	104,313
Provision for doubtful accounts	17,283	12,006	(2,198)
Pension expense in excess of (less than) contributions	89,005	(208,709)	(9,864)
Deferred income taxes	(71,625)	7,088	(78,064)
Loss on sale of businesses	104,357	—	—
Other, net	(15,232)	(34,784)	4,112
Changes in operating assets and liabilities:
Accounts receivable	47,102	(124,248)	854
Inventories	(37,210)	(175,098)	(130,540)
Accounts payable	(9,553)	14,225	69,807
Income taxes	(129,574)	4,206	20,293
Accrued liabilities	28,904	(14,505)	41,989
Other assets and liabilities	(48,627)	2,599	22,614
Cash provided by operating activities	1,477,919	1,203,430	1,762,066
Investing activities
Capital expenditures	(175,840)	(254,501)	(234,077)
Proceeds from sale of businesses, net of cash sold	115,983	—	—
Software purchases	(44,226)	(63,283)	(67,943)
Other, net	(8,331)	(5,038)	(27,235)
Cash used by investing activities	(112,414)	(322,822)	(329,255)
Financing activities
Net (decrease) increase in short-term borrowings	(421,069)	432,262	4,761
Payments on long-term debt	(13,276)	(3,975)	(4,760)
Payment of debt issuance costs	(6,807)	(1,475)	—
Proceeds from long-term debt	951,817	—	—
Purchases of treasury stock	(1,000,468)	(732,623)	(727,795)
Cash dividends paid	(635,994)	(565,275)	(478,933)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	48,918	30,871	34,869
Cash used by financing activities	(1,076,879)	(840,215)	(1,171,858)
Effect of foreign currency rate changes on cash and equivalents	(6,369)	(66,683)	(65,461)
Net change in cash and equivalents	282,257	(26,290)	195,492
Cash and equivalents — beginning of year (a)	945,605	971,895	776,403
Cash and equivalents — end of year (a)	$1,227,862	$945,605	$971,895

(a)
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amount presented at December 2015 differs from cash and equivalents in the Consolidated Balance Sheet due to cash included in “Current assets of discontinued operations.”

See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amounts
	In thousands, except share amounts
Balance, December 2013	440,310,370	$110,078	$2,746,590	$(211,720)	$3,432,090
Net income	—	—	—	—	1,047,505
Dividends on Common Stock	—	—	—	—	(478,933)
Purchase of treasury stock	(12,037,000)	(3,009)	—	—	(724,786)
Stock-based compensation, net	4,586,521	1,146	246,596	—	(44,123)
Foreign currency translation and other	—	—	—	(463,588)	—
Defined benefit pension plans	—	—	—	(99,683)	—
Derivative financial instruments	—	—	—	73,143	—
Marketable securities	—	—	—	(424)	—
Balance, December 2014	432,859,891	108,215	2,993,186	(702,272)	3,231,753
Net income	—	—	—	—	1,231,593
Dividends on Common Stock	—	—	—	—	(565,275)
Purchase of treasury stock	(10,036,100)	(2,509)	—	—	(730,114)
Stock-based compensation, net	3,790,483	948	199,489	—	(39,226)
Foreign currency translation and other	—	—	—	(361,228)	—
Defined benefit pension plans	—	—	—	4,939	—
Derivative financial instruments	—	—	—	15,753	—
Marketable securities	—	—	—	(414)	—
Balance, December 2015	426,614,274	106,654	3,192,675	(1,043,222)	3,128,731
Net income	—	—	—	—	1,074,106
Dividends on Common Stock	—	—	—	—	(635,994)
Purchase of treasury stock	(15,932,075)	(3,983)	—	—	(996,485)
Stock-based compensation, net	3,330,755	832	140,748	—	(24,900)
Foreign currency translation and other	—	—	—	(76,410)	—
Defined benefit pension plans	—	—	—	69,498	—
Derivative financial instruments	—	—	—	8,671	—
Balance, December 2016	414,012,954	$103,503	$3,333,423	$(1,041,463)	$2,545,458

See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Note A — Summary of Significant Accounting Policies
Description of Business
VF Corporation (together with its subsidiaries, collectively known as “VF” or “the Company”) is a global apparel and footwear company based in the United States. VF designs, produces, procures, markets and distributes a variety of products, including jeanswear, outerwear, footwear, backpacks, luggage, sportswear, and occupational and performance apparel for consumers of all ages. Products are marketed primarily under VF-owned brand names.
Basis of Presentation
The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S (“GAAP”). The consolidated financial statements include the accounts of VF and its controlled subsidiaries, after elimination of intercompany transactions and balances.
On August 26, 2016, VF completed the sale of its Contemporary Brands coalition. As a result, VF has reported the operating results of this coalition in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income for all periods presented. In addition, the related assets and liabilities as of December 2015 have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheet. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note B for additional information on discontinued operations.
Fiscal Year
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2016”, “2015” and “2014” relate to the 52-week fiscal years ended December 31, 2016 and January 2, 2016, and the 53-week fiscal year ended January 3, 2015, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements.
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
Foreign currency transactions are denominated in a currency other than the functional currency of a particular entity. These transactions generally result in receivables or payables that are fixed in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transaction. As discussed in Note U, VF enters into derivative contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction gains and losses reported in the Consolidated Statements of Income, net of the related hedging losses and gains, were a loss of $9.2 million in 2016, a loss of $9.1 million in 2015, and a gain of $5.7 million in 2014.
Cash and Equivalents
Cash and equivalents are demand deposits, receivables from third-party credit card processors, and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $855.6 million and $535.1 million at December 2016 and 2015, respectively, consist of money market funds and short-term time deposits.

Accounts Receivable
Trade accounts receivable are recorded at invoiced amounts, less estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and returns as discussed below in Revenue Recognition. Royalty receivables are

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to contractual minimum royalties due from individual licensees. VF maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers and licensees to make required payments. The allowance is determined based on review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends, and current economic conditions. All accounts are subject to ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out (“FIFO”) method and is net of discounts or rebates received from vendors.
Long-lived Assets, Including Intangible Assets and Goodwill
Property, plant and equipment, intangible assets and goodwill are initially recorded at cost. VF capitalizes improvements to property, plant and equipment that substantially extend the useful life of the asset, and interest cost incurred during construction of major assets. Assets under capital leases are recorded at the present value of minimum lease payments. Repair and maintenance costs are expensed as incurred.
Cost for acquired intangible assets represents the fair value at acquisition date, which is generally based on the present value of expected cash flows. Trademark intangible assets represent individual acquired trademarks, some of which are registered in multiple countries. Customer relationship intangible assets are based on the value of relationships with wholesale customers in place at the time of acquisition. License intangible assets relate to numerous licensing contracts, with VF as either the licensor or licensee.
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
Intangible assets determined to have indefinite lives, consisting of major trademarks and trade names, are not amortized. Other intangible assets, primarily customer relationships, contracts to license trademarks to third parties, contracts to license trademarks from third parties and trademarks determined to have a finite life, are amortized over their estimated useful lives ranging from 3 to 30 years. Amortization of intangible assets is computed using straight-line or accelerated methods consistent with the timing of the expected benefits to be received.
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

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Derivative Financial Instruments
Derivative financial instruments are measured at fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value of derivative instruments (i.e., gains and losses) depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. To qualify for hedge accounting treatment, all hedging relationships must be formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows of hedged transactions. VF’s hedging practices are described in Note U. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.
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
Revenue Recognition
Revenue is recognized when (i) there is a contract or other arrangement of sale, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured. Sales to wholesale customers are recognized when title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. E-commerce sales are generally recognized when the product has been received by the customer. Sales at VF-operated and concession retail stores are recognized at the time products are purchased by consumers. Revenue from the sale of gift cards is deferred until the gift card is redeemed by the customer or the Company determines that the likelihood of redemption is remote and that it does not have a legal obligation to remit the value of the unredeemed gift card to any jurisdiction under unclaimed property regulations.
Various VF brands maintain customer loyalty programs where customers earn rewards from qualifying purchases. VF recognizes revenue when (i) rewards are redeemed by the customer, (ii) points or certificates expire or (iii) a breakage factor is applied based on historical redemption patterns.
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

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $676.4 million in 2016, $693.4 million in 2015 and $691.2 million in 2014. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for their costs of advertising VF’s products, and totaled $55.8 million in 2016, $59.3 million in 2015 and $60.2 million in 2014. Shipping and handling costs for delivery of products to customers totaled $326.9 million in 2016, $344.5 million in 2015 and $305.9 million in 2014. Expenses related to royalty income, including amortization of licensed intangible assets, were $11.3 million in 2016 and $12.8 million in 2015 and 2014.
Rent Expense
VF enters into noncancelable operating leases for retail stores, office space, distribution facilities and equipment. Leases for real estate typically have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. Contingent rent expense, owed when sales at individual retail store locations exceed a stated base amount, is recognized when the liability is probable. Rent expense for leases having rent holidays, landlord incentives or scheduled rent increases is recorded on a straight-line basis over the lease term beginning with the earlier of the lease commencement date or the date VF takes possession or control of the leased premises. The amount of the excess straight-line rent expense over scheduled payments is recorded as a deferred liability.
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
Income Taxes
Income taxes are provided on pre-tax income for financial reporting purposes. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the consolidated financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income, and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect the estimated future tax impact of these temporary differences and net operating loss and net capital loss carryforwards, based on tax rates currently enacted for the years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more likely than not to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently reinvested. Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits, along with related interest and penalties, appropriately classified as current or noncurrent. All deferred tax assets and liabilities are classified as noncurrent in the Consolidated Balance Sheets. The provision for income taxes also includes estimated interest and penalties related to uncertain tax positions.
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock and restricted stock units.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Concentration of Risks
VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through multiple wholesale and direct-to-consumer channels. VF’s ten largest customers, all U.S.-based retailers, accounted for 21% of 2016 total revenues, and sales to VF’s largest customer accounted for 9% of 2016 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.
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
Reclassifications
Certain prior year amounts have been reclassified to conform with the 2016 presentation, as discussed below in Recently Adopted Accounting Standards.
Recently Adopted Accounting Standards
In June 2014, the Financial Accounting Standards Board (“FASB”) issued an update to their accounting guidance related to stock-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. This guidance became effective in the first quarter of 2016, but did not impact VF’s consolidated financial statements.
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
In September 2015, the FASB issued an update to their accounting guidance related to business combinations that simplifies the accounting for measurement-period adjustments. This guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, thus eliminating the requirement to restate prior period financial statements for measurement-period adjustments. This guidance became effective in the first quarter of 2016, but did not impact VF’s consolidated financial statements.
In March 2016, the FASB issued an update to their accounting guidance on stock compensation that intends to simplify and improve the accounting and statement of cash flow presentation for income taxes at settlement, forfeitures, and net settlements for withholding tax. The Company early adopted this guidance as of the beginning of the first quarter of 2016. Accordingly, VF recognized $29.3 million of excess tax benefits in our provision for income taxes, rather than paid-in capital, in 2016. Also, starting in the first quarter of 2016, the Company changed its earnings per share calculation to exclude excess tax benefits previously assumed under the treasury stock method, which had a minimal impact on diluted shares. The Company has elected to continue its existing practice of estimating expected forfeitures in determining compensation cost. VF did not have any awards that were subject to the amendments regarding employee shares eligible for tax withholding, and no changes were required related to the classification of employee taxes paid for withheld shares in the Consolidated Statements of Cash Flows since VF has historically classified these within financing cash flows.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

The Company began to present excess tax benefits as an operating cash flow in 2016 as required by the updated guidance, and elected to retrospectively adjust 2015 and 2014 operating and financing cash flows, as follows:

Statement of Cash Flows	Consolidated Statement of Cash Flows (As Previously Reported)	Reclassification of Tax Benefits of Stock-based Compensation Increase (Decrease)	Consolidated Statement of Cash Flows (Reclassified)
	In thousands
2015
Cash provided by operating activities	$1,146,510	$56,920	$1,203,430
Cash used by financing activities	(783,295)	(56,920)	(840,215)
2014
Cash provided by operating activities	1,697,629	64,437	1,762,066
Cash used by financing activities	(1,107,421)	(64,437)	(1,171,858)

Recently Issued Accounting Standards
In May 2014, the FASB issued a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The standard prescribes a five-step approach to revenue recognition: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. This guidance will be effective in the first quarter of 2018 with early adoption permitted. The Company has established a cross-functional implementation team to address the standard and has completed VF’s initial impact analysis. The new guidance is not expected to have a material impact on VF’s significant revenue streams within the wholesale, direct-to-consumer and royalty channels. VF is continuing to evaluate the impact on less significant revenue streams within those channels. The Company expects to adopt the new standard utilizing the modified retrospective method in the first quarter of 2018.
 In July 2015, the FASB issued an update to their accounting guidance related to inventory that changes the measurement principle from lower of cost or market to lower of cost or net realizable value. This guidance will be effective in the first quarter of 2017 with early adoption permitted, and will not impact VF’s consolidated financial statements.
In January 2016, the FASB issued an update to their accounting guidance related to the recognition and measurement of certain financial instruments. This guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance will be effective in the first quarter of 2018 with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on VF’s consolidated financial statements.
In February 2016, the FASB issued a new accounting standard on leasing. This new standard will require companies to record most leased assets and liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. The standard requires use of the modified retrospective transition approach. Given the significant amount of leases the Company is party to, VF expects this standard will have a material impact on VF’s Consolidated Balance Sheets but does not expect it to have a material impact on the Consolidated Statements of Income. The Company is still assessing the expected timing of adoption.
In March 2016, the FASB issued an update to their accounting guidance on extinguishments of financial liabilities that exempts prepaid stored-value products, or gift cards, from the existing guidance. This updated guidance requires that gift card liabilities be subject to breakage accounting, consistent with the new revenue recognition standard discussed above. This guidance will be effective in the first quarter of 2018 with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on VF’s consolidated financial statements.
In March 2016, the FASB issued an update to their accounting guidance on equity method accounting. This guidance eliminates the requirement to retroactively apply the equity method when an entity obtains significant influence over a previously

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

held investment. This guidance will be effective in the first quarter of 2017 with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on VF’s consolidated financial statements.
In March 2016, the FASB issued an update to their accounting guidance on derivative financial instruments when there is a change in the counterparty to a derivative contract (novation). The new guidance clarifies that the novation of a derivative contract that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. This guidance will be effective in the first quarter of 2017 with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on VF’s consolidated financial statements.
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
In October 2016, the FASB issued an update to their accounting guidance on the recognition of current and deferred income taxes for intra-entity asset transfers. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance will be effective in the first quarter of 2018 and the Company will early adopt this guidance in the first quarter of 2017 using the modified retrospective method, which requires a cumulative adjustment to retained earnings as of the beginning of the period of adoption. The Company anticipates the cumulative adjustment to the January 1, 2017 Consolidated Balance Sheet will be a reduction in both the other assets and retained earnings line items of $234.0 million.
In October 2016, the FASB issued an update to their accounting guidance that changes how a single decision maker will consider its indirect interests when performing the primary beneficiary analysis under the variable interest entity model. This guidance will be effective in the first quarter of 2017 with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on VF’s consolidated financial statements.
In November 2016, the FASB issued an update that requires restricted cash and restricted cash equivalents in the statement of cash flows to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. This guidance will be effective in the first quarter of 2018 with early adoption permitted. The Company will early adopt the presentation change in the Consolidated Statements of Cash Flows to include restricted cash and restricted cash equivalents beginning the first quarter of 2017, but does not expect the impact to be material.
In January 2017, the FASB issued an update that simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. The single quantitative step test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. VF will continue to have the option of first performing a qualitative assessment to determine whether it is necessary to complete the quantitative goodwill impairment test. This guidance will be effective in the first quarter of 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will apply this guidance on any future impairment analyses, which may have a significant impact on the calculated impairment charges, if any are required.
In January 2017, the FASB issued an update that provides a more narrow framework to be used in evaluating whether a set of assets and activities constitutes a business. This guidance will be effective in the first quarter of 2018 with early adoption permitted. The Company will apply this guidance to any future transactions but does not expect it to have a significant impact on VF’s consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Note B — Discontinued Operations
On August 26, 2016, VF completed the sale of its Contemporary Brands coalition to Delta Galil Industries, Ltd. for $116.9 million. The Contemporary Brands coalition included the businesses of the 7 For All Mankind®, Splendid® and Ella Moss® brands (the “Businesses”) and was previously disclosed as a separate reportable segment of VF.
The transaction resulted in an after-tax loss on sale of $104.4 million which is included in the loss from discontinued operations, net of tax line item in the 2016 Consolidated Statement of Income.
Beginning in the second quarter of 2016, VF has reported the results of the Businesses in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income and excluded them from continuing operations and segment results. The assets and liabilities of the Businesses at December 2015 have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheet.
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
VF is providing certain support services under transition services agreements for a limited period of time. These support services did not have a material impact on VF’s 2016 Consolidated Statement of Income.
The following table summarizes the major line items included in the loss from discontinued operations for each of the periods presented.

	2016	2015	2014
	In thousands
Revenues	$187,821	$344,089	$400,431
Cost of goods sold	85,303	158,101	175,310
Selling, general and administrative expenses	99,295	169,357	189,349
Impairment of goodwill and intangible assets	—	143,562	396,362
Interest income (expense), net	(109)	(642)	(621)
Other income (expense), net	3	627	1
Pre-tax income (loss) from discontinued operations	3,117	(126,946)	(361,210)
Pre-tax loss on the disposal of discontinued operations	(154,275)	—	—
Total pre-tax loss from discontinued operations	(151,158)	(126,946)	(361,210)
Income tax benefit	52,737	43,408	80,966
Loss from discontinued operations, net of tax	$(98,421)	$(83,538)	$(280,244)

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented.

	2016	2015
	In thousands
Accounts receivable, net	$—	$29,596
Inventories	—	56,634
Other current assets, including cash and equivalents	—	2,946
Property, plant and equipment	—	42,668
Intangible assets	—	164,008
Other assets	—	3,355
Total assets of discontinued operations(a)	$—	$299,207
Current portion of long-term debt	$—	$9,928
Accounts payable	—	8,988
Accrued liabilities	—	7,102
Other liabilities	—	10,915
Total liabilities of discontinued operations(a)	$—	$36,933

(a)	Amounts at December 2015 have been classified as current and long-term in the Consolidated Balance Sheet.
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The following table summarizes depreciation and amortization, capital expenditures and the significant operating noncash items from discontinued operations for each of the periods presented:

	2016	2015	2014
	In thousands
Depreciation and amortization	$4,581	$17,673	$24,006
Capital expenditures	719	5,663	10,308
Impairment of goodwill and intangible assets	—	143,562	396,362
Note C — Accounts Receivable

	2016	2015
	In thousands
Trade	$1,147,942	$1,240,654
Royalty and other	70,867	72,583
Total accounts receivable	1,218,809	1,313,237
Less allowance for doubtful accounts	21,131	23,275
Accounts receivable, net	$1,197,678	$1,289,962
VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. This agreement was amended in January 2016 to permit up to $367.5 million of VF’s accounts receivable to be sold to the financial institution and remain outstanding at any point in time, compared to the $237.5 million limit in place at December 2015. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During 2016 and 2015, VF sold total accounts receivable of $1,333.9 million and $1,340.9 million, respectively. As of December 2016 and 2015, $209.5 million and $144.9 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in the other income (expense), net line item in the Consolidated Statements of Income, and was $3.4 million

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

in 2016, $1.9 million in 2015 and $1.7 million in 2014. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.
Note D — Inventories

	2016	2015
	In thousands
Finished products	$1,321,511	$1,313,646
Work-in-process	99,536	94,355
Raw materials	148,278	147,359
Total inventories	$1,569,325	$1,555,360
Note E — Property, Plant and Equipment

	2016	2015
	In thousands
Land and improvements	$87,510	$93,923
Buildings and improvements	998,999	983,666
Machinery and equipment	1,288,873	1,233,656
Property, plant and equipment, at cost	2,375,382	2,311,245
Less accumulated depreciation and amortization	1,435,732	1,365,754
Property, plant and equipment, net	$939,650	$945,491
Note F — Intangible Assets

	Weighted Average Amortization Period	Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount
	In thousands
December 2016
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$268,417	$131,029	$137,388
License agreements	23 years	Accelerated and straight-line	175,084	97,941	77,143
Trademark	16 years	Straight-line	58,132	3,633	54,499
Other	10 years	Straight-line	6,036	2,739	3,297
Amortizable intangible assets, net					272,327
Indefinite-lived intangible assets:
Trademarks and trade names					1,567,371
Intangible assets, net					$1,839,698

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

	Weighted Average Amortization Period	Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount
	In thousands
December 2015
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$275,385	$119,338	$156,047
License agreements	24 years	Accelerated and straight-line	179,626	93,086	86,540
Other	11 years	Straight-line	5,636	2,193	3,443
Amortizable intangible assets, net					246,030
Indefinite-lived intangible assets:
Trademarks and trade names					1,702,581
Intangible assets, net					$1,948,611
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
In 2016, VF recorded an impairment charge of $40.3 million to write-off the remaining trademark asset balance for the lucy® brand, which is part of the Outdoor & Action Sports Coalition. VF did not record any impairment charges in 2015 or 2014. Refer to Note T for additional information on the fair value measurements.
Amortization expense (excluding impairment charges) for 2016, 2015 and 2014 was $28.4 million, $25.1 million and $29.9 million, respectively. Estimated amortization expense for the years 2017 through 2021 is $30.7 million, $30.1 million, $29.4 million, $21.5 million and $20.5 million, respectively.
Note G — Goodwill
Changes in goodwill are summarized by business segment as follows:

	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Total
	In thousands
Balance, December 2014	$1,389,453	$219,442	$58,747	$157,314	$1,824,956
Currency translation	(29,978)	(6,571)	—	—	(36,549)
Balance, December 2015	1,359,475	212,871	58,747	157,314	1,788,407
Impairment charge	(39,344)	—	—	—	(39,344)
Currency translation	(9,998)	(2,106)	—	—	(12,104)
Balance, December 2016	$1,310,133	$210,765	$58,747	$157,314	$1,736,959
In 2016, VF recorded an impairment charge of $39.3 million to write-off the remaining goodwill balance related to its lucy® brand reporting unit, which is part of the Outdoor & Action Sports coalition. VF did not record any impairment charges in 2015 or 2014. Refer to Note T for additional information on fair value measurements.
Accumulated impairment charges for the Outdoor & Action Sports and Sportswear coalitions were $82.7 million and $58.5 million as of December 2016, respectively, and $43.4 million and $58.5 million as of December 2015, respectively.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Note H — Other Assets

	2016	2015
	In thousands
Deferred charge (Note P)	$276,473	$—
Computer software, net of accumulated amortization of $133,324 in 2016 and $99,069 in 2015	195,176	177,642
Investments held for deferred compensation plans (Note M)	194,362	205,283
Deferred income taxes (Note P)	42,231	39,246
Pension assets (Note M)	41,281	9,273
Deposits	36,318	36,485
Partnership stores and shop-in-shop costs, net of accumulated amortization of $110,765 in 2016 and $96,546 in 2015	35,298	45,365
Derivative financial instruments (Note U)	18,821	12,995
Other investments	11,217	10,706
Deferred line of credit issuance costs	1,545	1,596
Other	77,160	45,275
Other assets	$929,882	$583,866
Note I — Short-term Borrowings

	2016	2015
	In thousands
Commercial paper borrowings	$—	$423,000
International borrowing arrangements	26,029	26,590
Short-term borrowings	$26,029	$449,590
In June 2016, VF entered an accession agreement to increase the existing $1.75 billion senior unsecured revolving line of credit (the “Global Credit Facility”) to $2.25 billion. The Global Credit Facility expires in April 2020 and VF may request two extensions of one year each, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes. Borrowings under the Global Credit Facility are priced at a credit spread of 80.5 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 7.0 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.
The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated indebtedness to consolidated capitalization ratio, as defined therein, equal to or below 60%. If VF fails in the performance of any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. At the end of 2016, VF was in compliance with all covenants.
VF’s commercial paper program allows for borrowings of up to $2.25 billion to the extent it has borrowing capacity under the Global Credit Facility. As of December 2016, there were no outstanding commercial paper borrowings. Outstanding commercial paper borrowings totaled $423.0 million at December 2015. The Global Credit Facility also had $16.1 million of outstanding standby letters of credit issued on behalf of VF as of December 2016, leaving $2.23 billion available for borrowing against this facility.
VF has $120.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Borrowings under these arrangements had a weighted average interest rate of 7.2% and 6.0% at December 2016 and 2015, respectively, excluding accepted letters of credit which are non-interest bearing to VF. Total outstanding balances under these arrangements were $26.0 million and $26.6 million at December 2016 and 2015, respectively.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Note J — Accrued Liabilities

	2016	2015
	In thousands
Compensation	$159,298	$169,047
Other taxes	129,340	123,051
Income taxes	70,154	59,779
Restructuring (Note W)	53,598	—
Customer discounts and allowances	45,277	35,179
Advertising	43,520	56,338
Freight, duties and postage	43,247	51,447
Deferred compensation (Note M)	34,498	29,491
Interest	19,899	16,918
Derivative financial instruments (Note U)	18,574	25,776
Insurance	17,541	16,669
Product warranty claims (Note L)	12,993	13,550
Pension liabilities (Note M)	10,669	8,480
Other	182,430	176,423
Accrued liabilities	$841,038	$782,148
Note K — Long-term Debt

	2016	2015
	In thousands
5.95% notes, due 2017	$249,823	$249,586
3.50% notes, due 2021	497,128	496,566
0.625% notes, due 2023	889,760	—
6.00% notes, due 2033	292,251	291,948
6.45% notes, due 2037	346,112	345,925
Capital leases	17,795	21,146
Total long-term debt	2,292,869	1,405,171
Less current portion	253,689	3,351
Long-term debt, due beyond one year	$2,039,180	$1,401,820
In September 2016, VF issued €850.0 million of 0.625% euro-denominated fixed-rate notes maturing in September 2023. Interest payments are due annually on the 2023 notes and semiannually on all other notes.
All notes, along with any amounts outstanding under the Global Credit Facility (Note I), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. At the end of 2016, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2017, 2021, 2023 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

VF may redeem its notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 20 basis points for the 2017 and 2021 notes, 15 basis points for the 2023 and 2033 notes and 25 basis points for the 2037 notes, plus accrued interest to the redemption date. In addition, the 2021 and 2023 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity.
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
The 2023 notes have a principal balance of €850.0 million and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 0.712% which includes amortization of original issue discount and debt issuance costs.
The 2033 notes have a principal balance of $300.0 million and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 6.19%, including amortization of a deferred gain on an interest rate hedging contract (Note U), original issue discount and debt issuance costs.
 Capital leases relate primarily to buildings and improvements (Note E), expire at dates through 2021 and have an effective interest rate of 5.06%. Assets under capital leases are included in property, plant and equipment at a cost of $42.7 million, less accumulated amortization of $30.3 million at the end of 2016 and $27.4 million at the end of 2015.
The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2016 are summarized as follows:

	Notes and Other	Capital Leases	Total
	In thousands
2017	$250,000	$4,504	$254,504
2018	—	4,504	4,504
2019	—	4,504	4,504
2020	—	4,504	4,504
2021	500,000	1,877	501,877
Thereafter	1,546,495	—	1,546,495
	2,296,495	19,893	2,316,388
Less unamortized debt discount	7,630	—	7,630
Less unamortized debt issuance costs	13,791	—	13,791
Less amounts representing interest	—	2,098	2,098
Total long-term debt	2,275,074	17,795	2,292,869
Less current portion	250,000	3,689	253,689
Long-term debt, due beyond one year	$2,025,074	$14,106	$2,039,180

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Note L — Other Liabilities

	2016	2015
	In thousands
Deferred income taxes (Note P)	$220,618	$241,409
Deferred compensation (Note M)	198,256	223,232
Income taxes	181,629	79,975
Pension liabilities (Note M)	165,642	157,434
Deferred rent credits	89,835	84,960
Product warranty claims	49,879	49,564
Derivative financial instruments (Note U)	7,000	2,256
Other	60,927	61,426
Other liabilities	$973,786	$900,256

VF accrues warranty costs at the time revenue is recognized. Product warranty costs are estimated based on historical experience and specific identification of the product requirements, which may fluctuate based on product mix. Activity relating to accrued product warranty claims is summarized as follows:

	2016	2015	2014
	In thousands
Balance, beginning of year	$63,114	$62,288	$57,139
Accrual for products sold during the year	12,022	16,673	20,971
Repair or replacement costs incurred	(11,956)	(14,136)	(13,660)
Currency translation	(308)	(1,711)	(2,162)
Balance, end of year	62,872	63,114	62,288
Less current portion (Note J)	12,993	13,550	14,467
Long-term portion	$49,879	$49,564	$47,821
Note M — Retirement and Savings Benefit Plans
VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.
Defined Benefit Pension Plans
Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time U.S. employees employed before 2005 (the “U.S. qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations (together, the “U.S. plans”). The U.S. qualified plan is fully funded at the end of 2016, and VF’s net underfunded status primarily relates to obligations under the unfunded U.S. nonqualified defined benefit plan. The U.S. plans comprise 92% of VF’s total defined benefit plan assets and 90% of VF’s total projected benefit obligations at December 2016, and the remainder relates to non-U.S. defined benefit plans.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

The components of pension cost for VF’s defined benefit plans were as follows:

	2016	2015	2014
	In thousands
Service cost — benefits earned during the year	$25,839	$29,223	$24,163
Interest cost on projected benefit obligations	68,020	77,620	81,496
Expected return on plan assets	(99,540)	(111,095)	(90,674)
Settlement charges	50,922	4,062	—
Amortization of deferred amounts:
Net deferred actuarial losses	65,212	61,966	37,518
Deferred prior service costs	2,584	3,038	5,445
Total pension expense	$113,037	$64,814	$57,948
Weighted average actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	4.54%	3.93%	4.64%
Discount rate in effect for determining interest cost	3.56%	3.93%	4.64%
Expected long-term return on plan assets	5.81%	6.05%	4.73%
Rate of compensation increase	3.90%	3.91%	3.53%
The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each year, and the funded status at the end of each year:

	2016	2015
	In thousands
Fair value of plan assets, beginning of year	$1,755,374	$1,628,254
Actual return on plan assets	191,219	(56,624)
VF contributions	24,031	273,520
Participant contributions	3,644	3,483
Benefits paid	(286,271)	(87,994)
Currency translation	(14,700)	(5,265)
Fair value of plan assets, end of year	1,673,297	1,755,374
Projected benefit obligations, beginning of year	1,912,015	1,999,947
Service cost	25,839	29,223
Interest cost	68,020	77,620
Participant contributions	3,644	3,483
Actuarial loss (gain)	100,242	(101,387)
Benefits paid	(286,271)	(87,994)
Plan amendments	—	(1,510)
Currency translation	(15,162)	(7,367)
Projected benefit obligations, end of year	1,808,327	1,912,015
Funded status, end of year	$(135,030)	$(156,641)
Pension benefits are reported in the Consolidated Balance Sheets as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

	2016	2015
	In thousands
Amounts included in Consolidated Balance Sheets:
Noncurrent assets (Note H)	$41,281	$9,273
Current liabilities (Note J)	(10,669)	(8,480)
Noncurrent liabilities (Note L)	(165,642)	(157,434)
Funded status	$(135,030)	$(156,641)
Accumulated other comprehensive loss, pre-tax:
Net deferred actuarial losses	$476,071	$586,828
Deferred prior service costs	14,883	17,459
Total accumulated other comprehensive loss, pre-tax	$490,954	$604,287
Accumulated benefit obligations	$1,717,786	$1,827,521
Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	3.87%	4.29%
Rate of compensation increase	3.78%	3.90%
Accumulated benefit obligations at any measurement date are the present value of vested and unvested pension benefits earned, without considering projected future compensation increases. Projected benefit obligations are the present value of vested and unvested pension benefits earned, considering projected future compensation increases.
At the end of fiscal 2015, the Company changed to the spot rate approach to measure service and interest costs for our defined benefit plans. Previously, the same single equivalent discount rate determined for measuring the projected benefit obligation was also used to determine service cost and interest cost. Under the new spot rate approach, the full yield curve is applied separately to cash flows for each projected benefit obligation, service cost, and interest cost for a more precise calculation. The Company accounted for this as a change in accounting estimate and, accordingly, applied the spot rate approach on a prospective basis in calculating 2016 pension expense.
In 2016, the Company offered former employees in the U.S. qualified plan a one-time option to receive a distribution of their deferred vested benefits. Approximately 9,400 participants accepted a distribution, representing 66% of eligible participants and a 23% reduction in the total number of plan participants at the beginning of the year. In December 2016, the plan paid $197.1 million in lump-sum distributions to settle $224.7 million of projected benefit obligations related to these participants. VF recorded $50.9 million in settlement charges during 2016 to recognize the related deferred actuarial losses in accumulated OCI.
VF recorded $4.1 million in settlement charges during 2015, related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits to participants in VF’s supplemental defined benefit pension plan.
Deferred actuarial gains and losses are changes in the amount of either the benefit obligation or the value of plan assets resulting from differences between expected amounts for a year using actuarial assumptions and the actual results for that year. These amounts are deferred as a component of accumulated OCI and amortized to pension expense in future years as follows: amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets and (ii) 20% of projected benefit obligations are amortized over the expected average remaining years of service of active participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. Deferred prior service costs related to plan amendments are also recorded in accumulated OCI and amortized to pension expense on a straight-line basis over the average remaining years of service for active employees. The estimated amounts of accumulated OCI to be amortized to pension expense in 2017 are $45.4 million of deferred actuarial losses and $2.9 million of deferred prior service costs.
Management’s investment objectives are to invest plan assets in a diversified portfolio of securities to provide long-term growth, minimize the volatility of the value of plan assets relative to plan liabilities, and to ensure plan assets are sufficient to pay the benefit obligations. Investment strategies focus on diversification among multiple asset classes, a balance of long-term investment return at an acceptable level of risk and liquidity to meet benefit payments. The primary objective of the investment strategies is to more closely align plan assets with plan liabilities by utilizing dynamic asset allocation targets dependent upon changes in the plan’s funded ratio, capital market expectations and risk tolerance.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

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
The expected long-term rate of return on plan assets was based on an evaluation of the weighted average expected returns for the major asset classes in which the plans have invested. Expected returns by asset class were developed through analysis of historical market returns, current market conditions, inflation expectations and equity and credit risks. Inputs from various investment advisors on long-term capital market returns and other variables were also considered where appropriate.
The fair value of investments held by VF’s defined benefit plans at December 2016 and 2015, by asset class, is summarized below. Refer to Note T for a description of the three levels of the fair value measurement hierarchy.

	Total Plan Assets	Fair Value Measurements
		Level 1	Level 2	Level 3
	In thousands
December 2016
Plan assets
Cash equivalents	$2,896	$2,896	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	10	—	10	—
Insurance contracts	63,013	—	63,013	—
Commodities	506	506	—	—
Total plan assets in the fair value hierarchy	66,425	$3,402	$63,023	$—
Plan assets measured at net asset value
Cash equivalents	27,486
Equity securities:
Domestic	134,254
International	142,772
Fixed income securities:
Corporate and international bonds	1,140,894
Alternative investments	161,466
Total plan assets measured at net asset value	1,606,872
Total plan assets	$1,673,297

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

	Total Plan Assets	Fair Value Measurements
		Level 1	Level 2	Level 3
	In thousands
December 2015
Plan assets
Cash equivalents	$2,790	$2,790	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	11	—	11	—
Insurance contracts	50,856	—	50,856	—
Commodities	(439)	(439)	—	—
Total plan assets in the fair value hierarchy	53,218	$2,351	$50,867	$—
Plan assets measured at net asset value
Cash equivalents	23,538
Equity securities:
Domestic	107,190
International	179,256
Fixed income securities:
Corporate and international bonds	1,232,691
Alternative investments	159,481
Total plan assets measured at net asset value	1,702,156
Total plan assets	$1,755,374
Cash equivalents include cash held by individual investment managers of other asset classes for liquidity purposes (Level 1), and an institutional fund that invests primarily in short-term U.S. government securities measured at their daily net asset value. The fair values of insurance contracts are provided by the insurance companies and are primarily based on accumulated contributions plus returns guaranteed by the insurers. Commodities consist of derivative commodity futures contracts (Level 1). Equity and fixed-income securities generally represent institutional funds measured at their daily net asset value derived from quoted prices of the underlying investments. Alternative investments are primarily in funds of hedge funds (“FoHFs”), which are comprised of different and independent hedge funds with various investment strategies. The administrators of the FoHFs utilize unobservable inputs to calculate the net asset value of the FoHFs on a monthly basis.
VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as determined by management. VF made a discretionary contribution of $250.0 million to the U.S. qualified plan during 2015. VF does not currently plan to make any contributions to the U.S. qualified plan during 2017, and intends to make approximately $17.0 million of contributions to its other defined benefit plans during 2017. The estimated future benefit payments for all of VF’s defined benefit plans are approximately $89.7 million in 2017, $93.0 million in 2018, $96.4 million in 2019, $100.5 million in 2020, $103.1 million in 2021 and $543.0 million for the years 2022 through 2026.
Other Retirement and Savings Plans
VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds, a separately managed fixed-income fund and VF Common Stock. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Expense under this plan was $1.8 million in 2016, $2.5 million in 2015 and $5.7 million in 2014. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation and invest in hypothetical shares of VF Common Stock. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At December

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

2016, VF’s liability to participants under all deferred compensation plans was $232.8 million, of which $34.5 million was recorded in accrued liabilities (Note J) and $198.3 million was recorded in other liabilities (Note L).
VF has purchased (i) publicly traded mutual funds, a separately managed fixed-income fund and VF Common Stock in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon (other than VF Common Stock) are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At December 2016, the fair value of investments held for all deferred compensation plans was $225.4 million, of which $31.0 million was recorded in other current assets and $194.4 million was recorded in other assets (Note H). The VF Common Stock purchased to match participant-directed hypothetical investments is treated as treasury stock for financial reporting purposes (Note N), which is the primary reason for the difference in carrying value of the deferred compensation assets and liabilities. Realized and unrealized gains and losses on these deferred compensation assets (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.
VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $45.2 million in 2016, $47.0 million in 2015 and $31.6 million in 2014.
Note N — Capital and Accumulated Other Comprehensive Loss
Common Stock
During 2016, the Company purchased 15.9 million shares of Common Stock in open market transactions for $1.0 billion under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During 2016, 2015 and 2014, VF restored 16.1 million, 10.1 million and 12.1 million treasury shares, respectively, to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of 2016, 2015 or 2014. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
VF Common Stock is also held by the Company’s deferred compensation plans (Note M) and is treated as treasury shares for financial reporting purposes. During 2016, the Company purchased 8,300 shares of Common Stock in open market transactions for $0.5 million. Balances related to shares held for deferred compensation plans are as follows:

	2016	2015	2014
	In thousands, except share amounts
Shares held for deferred compensation plans	439,667	562,649	637,504
Cost of shares held for deferred compensation plans	$5,464	$6,823	$7,724

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Accumulated Other Comprehensive Loss
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

	2016	2015
	In thousands
Foreign currency translation and other	$(794,579)	$(718,169)
Defined benefit pension plans	(302,697)	(372,195)
Derivative financial instruments	55,813	47,142
Accumulated other comprehensive loss	$(1,041,463)	$(1,043,222)

The changes in accumulated OCI, net of related taxes, are as follows:

	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
	In thousands
Balance, December 2013	$106,647	$(277,451)	$(41,754)	$838	$(211,720)
Other comprehensive income (loss) before reclassifications	(463,588)	(126,275)	53,651	(424)	(536,636)
Amounts reclassified from accumulated other comprehensive income (loss)	—	26,592	19,492	—	46,084
Net other comprehensive income (loss)	(463,588)	(99,683)	73,143	(424)	(490,552)
Balance, December 2014	(356,941)	(377,134)	31,389	414	(702,272)
Other comprehensive income (loss) before reclassifications	(361,228)	(37,238)	55,325	300	(342,841)
Amounts reclassified from accumulated other comprehensive income (loss)	—	42,177	(39,572)	(714)	1,891
Net other comprehensive income (loss)	(361,228)	4,939	15,753	(414)	(340,950)
Balance, December 2015	(718,169)	(372,195)	47,142	—	(1,043,222)
Other comprehensive income (loss) before reclassifications	(76,410)	(4,357)	81,036	—	269
Amounts reclassified from accumulated other comprehensive income (loss)	—	73,855	(72,365)	—	1,490
Net other comprehensive income (loss)	(76,410)	69,498	8,671	—	1,759
Balance, December 2016	$(794,579)	$(302,697)	$55,813	$—	$(1,041,463)

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Reclassifications out of accumulated OCI are as follows:

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income	2016	2015	2014
		In thousands
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(65,212)	$(61,966)	$(37,518)
Deferred prior service costs	(a)	(2,584)	(3,038)	(5,445)
Pension settlement charges	Selling, general and administrative expenses	(50,922)	(4,062)	—

	Total before tax	(118,718)	(69,066)	(42,963)
	Tax benefit	44,863	26,889	16,371
	Net of tax	(73,855)	(42,177)	(26,592)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	28,798	(68,543)	(18,071)
Foreign exchange contracts	Cost of goods sold	84,613	132,432	(8,756)
Foreign exchange contracts	Selling, general and administrative expenses	(4,314)	(1,885)	—

Foreign exchange contracts	Other income (expense), net	2,864	7,267	(1,189)
Interest rate contracts	Interest expense	(4,504)	(4,295)	(4,095)
	Total before tax	107,457	64,976	(32,111)
	Tax benefit (expense)	(35,092)	(25,404)	12,619
	Net of tax	72,365	39,572	(19,492)
Gains (losses) on sale of marketable securities:	Other income (expense), net	—	1,177	—
	Tax expense	—	(463)	—
	Net of tax	—	714	—
Total reclassifications for the year	Net of tax	$(1,490)	$(1,891)	$(46,084)

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (refer to Note M for additional details).
Note O — Stock-based Compensation
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

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Total stock-based compensation cost and the associated income tax benefits recognized in the Consolidated Statements of Income, and stock-based compensation costs included in inventory in the Consolidated Balance Sheets, are as follows:

	2016	2015	2014
	In thousands
Stock-based compensation cost	$67,762	$73,420	$104,313
Income tax benefits	22,870	28,090	41,725
Stock-based compensation costs included in inventory	1,332	1,345	797
At the end of 2016, there was $37.5 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of 1 year.
At the end of 2016, there were 38,898,271 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.
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

	2016	2015	2014
Expected volatility	21% to 29%	19% to 29%	23% to 29%
Weighted average expected volatility	24%	22%	26%
Expected term (in years)	6.3 to 7.6	5.9 to 7.5	5.5 to 7.3
Weighted average dividend yield	2.2%	2.0%	2.1%
Risk-free interest rate	0.4% to 1.7%	0.1% to 2.3%	0.1% to 2.7%
Weighted average fair value at date of grant	$12.08	$13.72	$12.01
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

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Stock option activity for 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 2015	14,715,410	$41.73
Granted	3,132,609	61.31
Exercised	(2,515,180)	28.47
Forfeited/cancelled	(552,656)	62.04
Outstanding, December 2016	14,780,183	47.38	6.4	$180,400
Exercisable, December 2016	9,694,433	38.37	5.3	$180,394
The total fair value of stock options that vested during 2016, 2015 and 2014 was $26.7 million, $25.9 million and $22.6 million, respectively. The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was $86.6 million, $132.8 million and $143.7 million, respectively.
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
The actual number of shares earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. The grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $4.48, $3.78 and $1.41 per share for the 2016, 2015 and 2014 RSU grants, respectively.
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
RSU activity for 2016 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 2015	1,649,630	$55.18	274,856	$49.64
Granted	605,658	61.31	82,113	61.83
Issued as Common Stock	(672,883)	40.64	(25,556)	53.19
Forfeited/cancelled	(87,780)	64.15	(32,500)	48.95
Outstanding, December 2016	1,494,625	63.68	298,913	52.76
Vested, December 2016	924,326	61.50	13,013	61.29
The weighted average fair value of performance-based RSUs granted during 2016, 2015 and 2014 was $61.31, $75.33 and $56.86 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total fair market value of awards outstanding at the end of 2016 was $79.7 million. Awards earned and vested for the three-

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

year performance period ended in 2016 and distributable in early 2017 totaled 480,855 shares of VF Common Stock having a value of $24.3 million, as approved by the Compensation Committee of the Board of Directors. Similarly, 1,067,426 shares of VF Common Stock having a value of $61.9 million were earned for the performance period ended in 2015, and 1,290,354 shares of VF Common Stock having a value of $88.4 million were earned for the performance period ended in 2014.
The weighted average fair value of nonperformance-based RSUs granted during 2016, 2015 and 2014 was $61.83, $71.17 and $58.00 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of 2016 was $15.9 million.
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
Restricted stock activity for 2016 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, December 2015	594,637	$50.73
Granted	128,737	61.66
Dividend equivalents	15,931	59.85
Vested	(72,862)	43.87
Forfeited	(43,751)	58.83
Nonvested shares, December 2016	622,692	53.45
Nonvested shares of restricted stock had a market value of $33.2 million at the end of 2016. The market value of the shares that vested during 2016, 2015 and 2014 was $3.9 million, $14.1 million and $20.1 million, respectively.
Note P — Income Taxes
The provision for income taxes was computed based on the following amounts of income from continuing operations before income taxes:

	2016	2015	2014
		In thousands
Domestic	$404,878	$853,630	$815,081
Foreign	1,010,713	853,705	898,495
Income before income taxes	$1,415,591	$1,707,335	$1,713,576

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

The provision for income taxes consisted of:

	2016	2015	2014
	In thousands
Current:
Federal	$150,428	$234,325	$280,999
Foreign	124,871	113,812	138,552
State	39,390	36,979	44,340
	314,689	385,116	463,891
Deferred:
Federal and state	(63,610)	401	(78,362)
Foreign	(8,015)	6,687	298
Income taxes	$243,064	$392,204	$385,827
The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense reported in the consolidated financial statements are as follows:

	2016	2015	2014
	In thousands
Tax at federal statutory rate	$495,457	$597,567	$599,752
State income taxes, net of federal tax benefit	25,783	23,917	29,118
Foreign rate differences	(271,198)	(202,420)	(234,773)
Stock compensation (federal)	(26,553)	—	—
Other	19,575	(26,860)	(8,270)
Income taxes	$243,064	$392,204	$385,827
Income tax expense includes tax benefits of $19.4 million, $40.5 million and $14.7 million in 2016, 2015 and 2014, respectively, from favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.
On January 4, 2016, VF sold certain intellectual property rights among various subsidiaries, which more closely aligns the intellectual property rights for certain foreign operations with the respective business activities of those operations, consistent with how the intellectual property is used and developed within the business. The sale of these intellectual property rights was classified as an intra-entity transaction under GAAP, and as such, the corresponding gain has been eliminated from the consolidated financial statements, and the tax impact of the gain was established at the transaction date as a deferred charge of $291.1 million within the other assets line item on the Consolidated Balance Sheet (Note H). The deferred charge is being amortized as a component of income tax expense over twenty years, and $14.6 million of the deferred charge was recorded in the income taxes line item in the Consolidated Statement of Income in 2016.
VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium’s excess profit tax regime. This lower rate, when compared with the country’s statutory rate, resulted in an income tax reduction of $14.9 million ($0.03 per diluted share) in 2014. In February 2015, the European Union Commission (“EU”) opened a state aid investigation into Belgium’s rulings. On January 11, 2016, the EU announced its decision that these rulings were illegal and ordered that tax benefits granted under these rulings should be collected from the affected companies, including VF.
On March 22, 2016, the Belgium government filed an appeal seeking annulment of the EU decision. Additionally, on June 21, 2016, VF Europe BVBA filed its own application for annulment of the EU decision. Both of the listed requests for annulment remain open and unresolved.
On December 22, 2016, Belgium adopted a law which entitled the Belgium tax authorities to issue tax assessments, and demand timely payments from companies which benefited from the excess profits regime. On January 10, 2017, VF Europe BVBA received an assessment for €31.9 million tax and interest related to excess profits benefits received in prior years. VF Europe BVBA remitted €31.9 million ($33.9 million) on January 13, 2017, which will be recorded as an income tax receivable in 2017

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

based on the expected success of the aforementioned requests for annulment. If this matter is adversely resolved, these amounts will not be collected by VF.
In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction for the years 2010 through 2019. This lower rate, when compared with the country’s statutory rate, resulted in income tax reductions of $12.0 million ($0.03 per diluted share) in 2016, $3.2 million ($0.01 per diluted share) in 2015 and $6.0 million ($0.01 per diluted share) in 2014.
Deferred income tax assets and liabilities consisted of the following:

	2016	2015
	In thousands
Deferred income tax assets:
Inventories	$40,468	$38,897
Deferred compensation	88,249	96,397
Other employee benefits	79,834	88,359
Stock compensation	69,010	67,551
Other accrued expenses	168,908	154,337
Operating loss carryforwards	152,587	139,634
Gross deferred income tax assets	599,056	585,175
Valuation allowances	(114,990)	(100,951)
Net deferred income tax assets	484,066	484,224
Deferred income tax liabilities:
Depreciation	33,919	27,756
Intangible assets	569,767	591,615
Other deferred tax liabilities	58,767	67,016
Deferred income tax liabilities	662,453	686,387
Net deferred income tax assets (liabilities)	$(178,387)	$(202,163)
Amounts included in the Consolidated Balance Sheets:
Noncurrent assets (Note H)	$42,231	$39,246
Noncurrent liabilities (Note L)	(220,618)	(241,409)
	$(178,387)	$(202,163)
As of the end of 2016, VF has not provided deferred taxes on $4.4 billion of undistributed earnings from international subsidiaries where the earnings are considered to be permanently reinvested. VF’s intent is to continue to reinvest these earnings to support the strategic priority for growth in international markets. If management decides at a later date to repatriate these funds to the U.S., VF would be required to provide taxes on these amounts based on applicable U.S. tax rates, net of foreign taxes already paid. VF has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.
VF has potential tax benefits totaling $121.3 million for foreign operating loss carryforwards, of which $117.0 million have an unlimited carryforward life. In addition, there are $2.1 million of potential tax benefits for federal operating loss carryforwards that expire between 2017 and 2020, and $29.2 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2017 and 2036.
A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $91.3 million for available foreign operating loss carryforwards, $16.9 million for available state operating loss and credit carryforwards, and $6.8 million for other foreign deferred income tax assets. During 2016, VF had a net increase in valuation allowances of $4.5 million related to state operating loss and credit carryforwards and an increase of $9.5 million related to foreign operating loss carryforwards and other foreign deferred tax assets, inclusive of foreign currency effects.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
	In thousands
Balance, December 2013	$118,514	$17,474	$135,988
Additions for current year tax positions	12,850	—	12,850
Additions for prior year tax positions	5,252	5,033	10,285
Reductions for prior year tax positions	(12,898)	(2,780)	(15,678)
Reductions due to statute expirations	(9,159)	(647)	(9,806)
Payments in settlement	(657)	(1,742)	(2,399)
Currency translation	(298)	(119)	(417)
Balance, December 2014	113,604	17,219	130,823
Additions for current year tax positions	13,470	—	13,470
Additions for prior year tax positions	4,396	3,188	7,584
Reductions for prior year tax positions	(32,432)	(6,350)	(38,782)
Reductions due to statute expirations	(11,780)	(2,528)	(14,308)
Payments in settlement	(11,437)	(2,065)	(13,502)
Currency translation	(144)	(95)	(239)
Balance, December 2015	75,677	9,369	85,046
Additions for current year tax positions	121,025	—	121,025
Additions for prior year tax positions	6,164	2,880	9,044
Reductions for prior year tax positions	(4,798)	(1,362)	(6,160)
Reductions due to statute expirations	(14,985)	(1,335)	(16,320)
Payments in settlement	(6,108)	(829)	(6,937)
Currency translation	(9)	(14)	(23)
Balance, December 2016	$176,966	$8,709	$185,675

	2016	2015
	In thousands
Amounts included in the Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest and penalties	$185,675	$85,046
Less deferred tax benefits	35,141	11,973
Total unrecognized tax benefits	$150,534	$73,073
The unrecognized tax benefits of $150.5 million at the end of 2016, if recognized, would reduce the annual effective tax rate.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Internal Revenue Service (“IRS”) examinations for tax years through 2012 have been effectively settled. The examination of Timberland’s 2011 tax return is ongoing. The IRS has proposed material adjustments to Timberland’s 2011 tax return that would significantly impact the timing of cash tax payments and assessment of interest charges. The Company has formally disagreed with the proposed adjustments. During 2015, VF filed a petition to the U.S. Tax Court to begin the process of resolving this matter, but it has not yet reached a resolution. In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that VF’s provision for income taxes is adequate.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $27.9 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $25.2 million of which would reduce income tax expense.
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
Corporate costs (other than common costs allocated to the coalitions), impairment charges and net interest expense are not controlled by coalition management and therefore are excluded from the measurement of coalition profit. Common costs such as information systems processing, retirement benefits and insurance are allocated from corporate costs to the coalitions based on appropriate metrics such as usage or employment. Corporate costs that are not allocated to the coalitions consist of corporate headquarters expenses (including compensation and benefits of corporate management and staff, certain legal and professional fees and administrative and general costs) and other expenses which include a portion of defined benefit pension costs, development costs for management information systems, costs of registering, maintaining and enforcing certain of VF’s trademarks and miscellaneous consolidated costs. Defined benefit pension plans in the U.S. are centrally managed. The current year service cost component of pension cost is allocated to the coalitions, while the remaining pension cost components are reported in corporate and other expenses.
Coalition assets, for internal management purposes, are those used directly in or resulting from the operations of each business unit, such as accounts receivable, inventories and property, plant and equipment. Corporate assets primarily include corporate facilities, investments held in trust for deferred compensation plans and information systems.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Financial information for VF’s reportable segments is as follows:

	2016	2015	2014
	In thousands
Coalition revenues:
Outdoor & Action Sports	$7,533,145	$7,400,446	$7,198,994
Jeanswear	2,737,701	2,792,244	2,801,754
Imagewear	1,103,813	1,082,565	1,104,038
Sportswear	536,302	635,056	650,203
Other	108,042	122,344	126,741
Total coalition revenues	$12,019,003	$12,032,655	$11,881,730
Coalition profit: (a)
Outdoor & Action Sports	$1,226,208	$1,266,763	$1,312,963
Jeanswear	491,912	535,385	527,972
Imagewear	179,793	157,959	164,352
Sportswear	36,648	78,879	77,972
Other (b)	(4,403)	15,135	(2,600)
Total coalition profit	1,930,158	2,054,121	2,080,659
Impairment of goodwill and intangible assets (c)	(79,644)	—	—
Corporate and other expenses (d) (e)	(349,287)	(265,166)	(287,890)
Interest expense, net (f)	(85,636)	(81,620)	(79,193)
Income from continuing operations before income taxes	$1,415,591	$1,707,335	$1,713,576

(a)
Reflects restructuring costs in 2016 totaling $43.3 million as follows: Outdoor and Action Sports - $17.4 million; Jeanswear - $20.4 million; Imagewear - $1.3 million; Sportswear - $2.9 million; and Other - $1.3 million (Note W).

(b)	Reflects a $16.6 million gain in 2015 recognized on the sale of a VF Outlet® location.

(c)	Represents goodwill and intangible asset impairment charges in 2016 related to the Outdoor & Action Sports coalition (Notes F, G and T).

(d)	Reflects a $50.9 million pension settlement charge (Note M) and $14.8 million in restructuring charges (Note W) in 2016.

(e)
Certain corporate overhead costs of $5.8 million, $11.4 million and $12.4 million in 2016, 2015 and 2014, respectively, previously allocated to the Contemporary Brands coalition for segment reporting purposes have been reallocated to continuing operations as discussed in Note B.

(f)
Interest expense of $2.3 million and $1.9 million in 2015 and 2014, respectively, previously allocated to the Contemporary Brands coalition for segment reporting purposes has been reallocated to continuing operations as discussed in Note B.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

	2016	2015
	In thousands
Coalition assets:
Outdoor & Action Sports	$2,424,830	$2,436,788
Jeanswear	943,764	951,411
Imagewear	355,707	366,062
Sportswear	130,233	140,458
Other	63,351	63,162
Total coalition assets	3,917,885	3,957,881
Cash and equivalents	1,227,862	944,423
Intangible assets and goodwill	3,576,657	3,737,018
Deferred income taxes	42,231	39,246
Corporate assets	974,652	661,767
Assets of discontinued operations	—	299,207
Consolidated assets	$9,739,287	$9,639,542

	2016	2015	2014
	In thousands
Capital expenditures: (a)
Outdoor & Action Sports	$114,430	$166,267	$111,020
Jeanswear	38,802	31,844	31,586
Imagewear	5,244	6,959	6,356
Sportswear	4,944	8,771	22,814
Other	2,390	2,679	2,489
Corporate	9,311	32,318	49,504
	$175,121	$248,838	$223,769
Depreciation and amortization expense: (b)
Outdoor & Action Sports	$138,387	$129,986	$131,166
Jeanswear	47,726	41,823	43,189
Imagewear	13,013	11,608	11,602
Sportswear	17,042	15,358	14,334
Other	3,537	4,510	5,231
Corporate	57,291	51,117	45,355
	$276,996	$254,402	$250,877

(a)
Excludes $0.7 million, $5.7 million and $10.3 million of capital expenditures related to the Contemporary Brands coalition for 2016, 2015 and 2014, respectively. These amounts are included in capital expenditures in our Consolidated Statements of Cash Flows as we did not segregate cash flows related to discontinued operations (Note B).

(b)
Excludes $4.6 million, $17.7 million and $24.0 million of depreciation and amortization related to the Contemporary Brands coalition for 2016, 2015 and 2014, respectively. These amounts are included in depreciation and amortization in our Consolidated Statements of Cash Flows as we did not segregate cash flows related to discontinued operations (Note B).

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Supplemental information (with revenues by geographic area based on the location of the customer) is as follows:

	2016	2015	2014
	In thousands
Total revenues:
U.S.	$7,444,594	$7,631,476	$7,292,051
Foreign, primarily Europe	4,574,409	4,401,179	4,589,679
	$12,019,003	$12,032,655	$11,881,730
Property, plant and equipment:
U.S.	$590,593	$591,981
Foreign, primarily Europe	349,057	353,510
	$939,650	$945,491
No single customer accounted for 10% or more of the Company’s total revenues in 2016, 2015 and 2014.
Note R — Commitments
VF is obligated under noncancelable operating leases related primarily to retail stores, office space, distribution facilities and equipment. Rent expense, net of sublease income that was not significant in any period, was included in the Consolidated Statements of Income as follows:

	2016	2015	2014
	In thousands
Minimum rent expense	$360,226	$318,402	$305,149
Contingent rent expense	19,549	25,467	22,399
Rent expense	$379,775	$343,869	$327,548
Future minimum lease payments during the noncancelable lease term are $344.0 million, $272.9 million, $205.3 million, $149.7 million and $96.2 million for the years 2017 through 2021, respectively, and $150.8 million thereafter.
VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in cost of goods sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $81.8 million, $106.5 million, $103.8 million, $47.3 million and $48.6 million for the years 2017 through 2021, respectively, and $0.2 million thereafter.
In the ordinary course of business, VF has entered into purchase commitments for raw materials, contract production and finished products. These agreements typically range from 2 to 6 months in duration and require total payments of $1.7 billion in 2017 and $2.7 million in 2018.
VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $141.6 million, $38.9 million, $6.7 million, $4.3 million and $1.8 million for the years 2017 through 2021, respectively, and $0.3 million thereafter.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $122.2 million as of December 2016. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Note S — Earnings Per Share

	2016	2015	2014
	In thousands, except per share amounts
Earnings per share — basic:
Income from continuing operations	$1,172,527	$1,315,131	$1,327,749
Weighted average common shares outstanding	416,103	425,408	432,611
Earnings per share from continuing operations	$2.82	$3.09	$3.07
Earnings per share — diluted:
Income from continuing operations	$1,172,527	$1,315,131	$1,327,749
Weighted average common shares outstanding	416,103	425,408	432,611
Incremental shares from stock options and other dilutive securities	5,978	6,671	7,542
Adjusted weighted average common shares outstanding	422,081	432,079	440,153
Earnings per share from continuing operations	$2.78	$3.04	$3.02
Outstanding options to purchase 5.8 million, 2.4 million and 1.4 million shares of Common Stock were excluded from the calculations of diluted earnings per share in 2016, 2015 and 2014, respectively, because the effect of their inclusion would have been antidilutive to those years. In addition, 0.9 million, 0.9 million and 1.1 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share in 2016, 2015 and 2014, respectively, because these units were not considered to be contingent outstanding shares.
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

•
Level 3 — Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be VF’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

		Fair Value Measurement Using (a)
	Total Fair Value	Level 1	Level 2	Level 3
	In thousands
December 2016
Financial assets:
Cash equivalents:
Money market funds	$840,842	$840,842	$—	$—
Time deposits	14,774	14,774	—	—
Derivative financial instruments	103,340	—	103,340	—
Investment securities	196,738	179,673	17,065	—
Financial liabilities:
Derivative financial instruments	25,574	—	25,574	—
Deferred compensation	232,214	—	232,214	—
December 2015
Financial assets:
Cash equivalents:
Money market funds	$495,264	$495,264	$—	$—
Time deposits	39,813	39,813	—	—
Derivative financial instruments	105,791	—	105,791	—
Investment securities	203,797	190,792	13,005	—
Financial liabilities:
Derivative financial instruments	28,032	—	28,032	—
Deferred compensation	252,723	—	252,723	—

(a)	There were no transfers among the levels within the fair value hierarchy during 2016 or 2015.
VF’s cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of forward foreign currency exchange contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. Investment securities are held in VF’s deferred compensation plans as an economic hedge of the related deferred compensation liabilities (Note M). These investments are classified as trading securities and primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed-income fund (Level 2) with underlying investments that are valued based on quoted prices for similar assets in active markets or quoted prices in inactive markets for identical assets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments. Prior to the second quarter of 2015, other marketable securities consisted of common stock investments classified as available-for-sale, the fair value of which was based on quoted prices in active markets. During the second quarter of 2015, VF sold all of its available-for-sale securities for $5.9 million in cash proceeds and recognized a gain of $1.5 million, which is included in the other income (expense), net line item in the 2015 Consolidated Statement of Income.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2016 and 2015, their carrying values approximated their fair values. Additionally, at December 2016 and 2015, the carrying values of VF’s long-term debt, including the current portion, were $2,292.9 million and $1,405.2 million, respectively, compared with fair

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

values of $2,486.6 million and $1,582.5 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
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
The Company recorded $9.3 million of fixed asset impairments in 2016 related to retail store assets, including $2.6 million of lucy® retail store impairment included in restructuring charges (refer to Note W). Retail store impairment charges are recorded in the selling, general and administrative expenses line item in the Consolidated Statements of Income. There were no significant impairment charges related to property, plant and equipment in 2015 or 2014.
During the third quarter of 2016, management determined that the continued revenue and profitability decline in the Nautica® brand, combined with a downward revision to the forecast for the remainder of the year, was a triggering event that required an interim impairment analysis of the goodwill and trademark intangible assets. The Nautica® brand is part of the Sportswear coalition and represents substantially all of the coalition’s goodwill value. Based on the quantitative impairment analysis performed, VF determined the goodwill and trademark intangible assets of Nautica® were not impaired. For goodwill, the fair value of the reporting unit exceeded the carrying value by 45%. The fair value of the trademark intangible asset exceeded its carrying value by a significant amount. Management concluded that there had been no triggering events affecting any other reporting units that required us to test goodwill or indefinite-lived intangible assets on an interim basis through the first nine months of 2016.
Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of 2016. VF elected to bypass the qualitative assessment and perform a quantitative analysis for the Reef® reporting unit goodwill and trademark intangible asset. Management performed a qualitative analysis for all other reporting units and trademark intangible assets. Additionally, during the fourth quarter of 2016, management determined that triggering events had occurred related to the lucy® and Licensed Sports Group reporting units, requiring quantitative testing of their goodwill and intangible assets. VF recognized impairment charges of $79.6 million in the 2016 Consolidated Statement of Income related to the lucy® brand, of which $39.3 million related to the remaining goodwill and $40.3 million related to the remaining trademark intangible asset. No other impairment charges were recorded as a result of the 2016 quantitative analyses.
No impairment charges of goodwill or intangible assets were recorded in 2015 or 2014.
Our impairment testing of goodwill, trademarks, customer relationships and license intangible assets utilizes significant unobservable inputs (Level 3) to determine fair value.
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
For the valuation of customer relationship and license intangible assets, management uses the multi-period excess earnings method which is a specific application of the discounted cash flows method. Under this method, VF calculates the present value of the after-tax cash flows expected to be generated by the customer relationship asset after deducting contributory asset charges.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Management’s revenue and profitability forecasts used in the reporting unit and intangible asset valuations were developed in conjunction with management’s strategic plan review performed each fourth quarter, and our resulting revised outlook for business performance, and considered recent performance and trends, strategic initiatives and industry trends. Assumptions used in the valuations are similar to those that would be used by market participants performing independent valuations of these businesses.
Note U — Derivative Financial Instruments and Hedging Activities
Summary of Derivative Financial Instruments
All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.2 billion at December 2016 and $2.4 billion at December 2015, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Swedish krona, Japanese yen and Polish zloty. Derivative contracts have maturities up to 24 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses
	2016	2015	2016	2015
	In thousands
Foreign currency exchange contracts designated as hedging instruments	$103,340	$105,536	$(25,292)	$(27,896)
Foreign currency exchange contracts not designated as hedging instruments	—	255	(282)	(136)
Total derivatives	$103,340	$105,791	$(25,574)	$(28,032)
VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. However, if VF were to offset and record the asset and liability balances of its forward foreign currency exchange contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of December 2016 and December 2015 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	2016		2015
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	In thousands
Gross amounts presented in the Consolidated Balance Sheets	$103,340	$(25,574)	$105,791	$(28,032)
Gross amounts not offset in the Consolidated Balance Sheets	(22,341)	22,341	(22,213)	22,213
Net amounts	$80,999	$(3,233)	$83,578	$(5,819)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

	2016	2015
	In thousands
Other current assets	$84,519	$92,796
Accrued liabilities (Note J)	(18,574)	(25,776)
Other assets (Note H)	18,821	12,995
Other liabilities (Note L)	(7,000)	(2,256)

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI
	2016	2015	2014
	In thousands
Foreign currency exchange	$90,708	$89,993	$88,387

	Gain (Loss) Reclassified from Accumulated OCI into Income
Location of Gain (Loss)	2016	2015	2014
	In thousands
Net sales	$28,798	$(68,543)	$(18,071)
Cost of goods sold	84,613	132,432	(8,756)
Selling, general and administrative expenses	(4,314)	(1,885)	—
Other income (expense), net	2,864	7,267	(1,189)
Interest expense	(4,504)	(4,295)	(4,095)
Total	$107,457	$64,976	$(32,111)
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

Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		2016	2015	2014
		In thousands
Foreign currency exchange	Cost of goods sold	$1,674	$(4,179)	$—
Foreign currency exchange	Other income (expense), net	83	2,806	(707)
Total		$1,757	$(1,373)	$(707)
Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during 2016, 2015 and 2014.
At December 2016, accumulated OCI included $63.1 million of pre-tax net deferred gains for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $22.7 million at December 2016, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. During 2016, 2015 and 2014, VF reclassified $4.5 million, $4.3 million

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

and $4.1 million, respectively, of net deferred losses from accumulated OCI into interest expense, and expects to reclassify $4.7 million to interest expense during the next 12 months.
Net Investment Hedge
The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During 2016, the Company recognized $55.9 million million of gains in OCI related to the net investment hedge transaction. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedge during 2016.
Note V — Supplemental Cash Flow Information

	2016	2015	2014
	In thousands
Income taxes paid, net of refunds	$434,795	$339,010	$370,202
Interest paid, net of amounts capitalized	87,521	83,850	82,280
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	28,103	9,445	9,529
Computer software costs included in accounts payable or accrued liabilities	15,143	4,394	27,555

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Note W — Restructuring
In light of the 2016 divestiture of our Contemporary Brands coalition and the ongoing strategic review of our Licensed Sports Group business, the Company reassessed how to best optimize and leverage VF’s strengths to create a more efficient and agile organization. In the fourth quarter of 2016, VF leadership approved restructuring charges related to cost alignment initiatives that are expected to improve profitability in 2017 and beyond. The Company does not expect to recognize additional costs relating to these actions, and expects substantially all of the restructuring activities to be completed by the end of 2017. Of the $58.1 million of restructuring charges recognized in 2016, $34.8 million are reflected in selling, general and administrative expenses and $23.3 million in cost of goods sold.
The components of the restructuring charges in 2016 are as follows:

2016 Charges
In thousands
Severance and employee-related benefits	$53,387
Asset impairments	3,394
Other	1,310
Total restructuring charges	$58,091

Restructuring costs by business segment are as follows:

2016 Charges
In thousands
Outdoor & Action Sports	$17,401
Jeanswear	20,357
Imagewear	1,308
Sportswear	2,921
Other	1,277
Corporate	14,827
Total	$58,091
The activity in the restructuring accrual for December 2016 is as follows:

	Severance	Other	Total
	In thousands
Amounts recorded in accrued liabilities at December 2015	$—	$—	$—
Charges	53,387	1,310	54,697
Cash payments	667	432	1,099
Amounts recorded in accrued liabilities at December 2016	$52,720	$878	$53,598
Note X — Subsequent Events
On February 14, 2017, VF’s Board of Directors declared a quarterly cash dividend of $0.42 per share, payable on March 20, 2017 to shareholders of record on March 10, 2017. The Board of Directors also granted approximately 3,300,000 stock options, 600,000 performance-based RSUs, 30,000 nonperformance-based RSUs and 77,000 shares of restricted VF Common Stock at market value.

VF CORPORATION
Notes to Consolidated Financial Statements
December 2016

Note Y — Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Full Year
	In thousands, except per share amounts
2016
Total revenues	$2,764,944	$2,445,259	$3,488,226	$3,320,574	$12,019,003
Operating income	332,253	211,424	635,428	320,121	1,499,226
Income from continuing operations	256,866	148,294	503,034	264,333	1,172,527
Income (loss) from discontinued operations, net of tax	3,403	(97,279)	(4,545)	—	(98,421)
Net income	$260,269	$51,015	$498,489	$264,333	$1,074,106
Earnings per common share - basic (b)
Continuing operations	$0.61	$0.35	$1.22	$0.64	$2.82
Discontinued operations	0.01	(0.23)	(0.01)	—	(0.24)
Total earnings per common share - basic	$0.62	$0.12	$1.21	$0.64	$2.58
Earnings per common share - diluted (b)
Continuing operations	$0.60	$0.35	$1.20	$0.63	$2.78
Discontinued operations	0.01	(0.23)	(0.01)	—	(0.24)
Total earnings per common share - diluted	$0.61	$0.12	$1.19	$0.63	$2.54
Dividends per common share	$0.37	$0.37	$0.37	$0.42	$1.53
2015
Total revenues	$2,749,764	$2,426,986	$3,529,626	$3,326,279	$12,032,655
Operating income	391,349	218,980	639,563	538,035	1,787,927
Income from continuing operations	283,125	167,842	457,635	406,529	1,315,131
Income (loss) from discontinued operations, net of tax	5,584	2,969	2,229	(94,320)	(83,538)
Net income	$288,709	$170,811	$459,864	$312,209	$1,231,593
Earnings per common share - basic (b)
Continuing operations	$0.67	$0.39	$1.08	$0.95	$3.09
Discontinued operations	0.01	0.01	—	(0.22)	(0.19)
Total earnings per common share - basic	$0.68	$0.40	$1.08	$0.73	$2.90
Earnings per common share - diluted (b)
Continuing operations	$0.66	$0.39	$1.06	$0.94	$3.04
Discontinued operations	0.01	0.01	0.01	(0.22)	(0.19)
Total earnings per common share - diluted	$0.67	$0.40	$1.07	$0.72	$2.85
Dividends per common share	$0.32	$0.32	$0.32	$0.37	$1.33

(a)
VF recorded the following charges during the fourth quarter of 2016: restructuring — $58.1 million ($43.7 million after-tax), goodwill and intangible asset impairment charges — $79.6 million ($64.1 million after-tax) and pension settlement charge — $50.9 million ($31.4 million after-tax).

(b)
Per share amounts are computed independently for each quarter presented using unrounded numbers. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
	In thousands
Fiscal year ended December 2016
Allowance for doubtful accounts	$23,275	$17,263	$—		$19,407	(A)	$21,131
Other accounts receivable allowances	$187,530	1,528,313	—		1,528,169	(B)	$187,674
Valuation allowance for deferred income tax assets	$100,951	—	14,039	(C)	—		$114,990
Fiscal year ended December 2015
Allowance for doubtful accounts	$25,458	12,048	—		14,231	(A)	$23,275
Other accounts receivable allowances	$177,535	1,378,288	—		1,368,293	(B)	$187,530
Valuation allowance for deferred income tax assets	$96,802	—	4,149	(C)	—		$100,951
Fiscal year ended December 2014
Allowance for doubtful accounts	$43,338	(2,036)	—		15,844	(A)	$25,458
Other accounts receivable allowances	$160,789	1,261,684	—		1,244,938	(B)	$177,535
Valuation allowance for deferred income tax assets	$107,521	—	(10,719)	(C)	—		$96,802

(A)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.

(B)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.

(C)	Additions relate to circumstances where it is more likely than not that deferred income tax assets will not be realized and the effects of foreign currency translation.