Form 10-Q
period 2017-04-01
V F CORP
filed 2017-05-10
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 29, 2017, there were 400,456,972 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 2017	December 2016	March 2016
ASSETS
Current assets
Cash and equivalents	$604,444	$1,227,862	$585,365
Accounts receivable, less allowance for doubtful accounts of: March 2017 – $19,844; December 2016 – $20,539; March 2016 – $26,777	1,253,423	1,161,393	1,222,162
Inventories	1,645,484	1,471,300	1,613,756
Other current assets	353,733	296,698	323,817
Current assets of discontinued operations	235,066	135,845	227,774
Total current assets	4,092,150	4,293,098	3,972,874
Property, plant and equipment	914,244	926,010	930,145
Intangible assets	1,814,098	1,797,271	1,957,965
Goodwill	1,715,121	1,708,323	1,775,458
Other assets	710,665	929,190	894,019
Other assets of discontinued operations	—	85,395	301,802
Total assets	$9,246,278	$9,739,287	$9,832,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$288,677	$26,029	$1,137,205
Current portion of long-term debt	253,736	253,689	3,489
Accounts payable	438,300	642,970	408,156
Accrued liabilities	833,825	827,507	950,312
Current liabilities of discontinued operations	21,321	35,205	30,305
Total current liabilities	1,835,859	1,785,400	2,529,467
Long-term debt	2,051,482	2,039,180	1,401,233
Other liabilities	985,880	977,076	1,000,253
Other liabilities of discontinued operations	—	(3,290)	7,364
Commitments and contingencies
Total liabilities	4,873,221	4,798,366	4,938,317
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2017, December 2016 or March 2016	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2017 – 406,964,289; December 2016 – 414,012,954; March 2016 – 417,005,209	101,741	103,503	104,251
Additional paid-in capital	3,367,026	3,333,423	3,239,792
Accumulated other comprehensive loss	(988,040)	(1,041,463)	(950,285)
Retained earnings	1,892,330	2,545,458	2,500,188
Total stockholders’ equity	4,373,057	4,940,921	4,893,946
Total liabilities and stockholders’ equity	$9,246,278	$9,739,287	$9,832,263
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March
	2017	2016
Net sales	$2,555,693	$2,606,982
Royalty income	25,984	27,435
Total revenues	2,581,677	2,634,417
Costs and operating expenses
Cost of goods sold	1,286,685	1,350,700
Selling, general and administrative expenses	1,003,518	971,920
Total costs and operating expenses	2,290,203	2,322,620
Operating income	291,474	311,797
Interest income	3,518	2,008
Interest expense	(23,706)	(22,028)
Other income (expense), net	(67)	1,292
Income from continuing operations before income taxes	271,219	293,069
Income taxes	56,540	51,134
Income from continuing operations	214,679	241,935
Income (loss) from discontinued operations, net of tax	(5,516)	18,334
Net income	$209,163	$260,269
Earnings per common share - basic
Continuing operations	$0.52	$0.57
Discontinued operations	(0.01)	0.04
Total earnings per common share - basic	$0.51	$0.62
Earnings per common share - diluted
Continuing operations	$0.52	$0.56
Discontinued operations	(0.01)	0.04
Total earnings per common share - diluted	$0.50	$0.61
Cash dividends per common share	$0.42	$0.37
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March
	2017	2016
Net income	$209,163	$260,269
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	47,825	117,557
Less income tax effect	4,473	(2,278)
Defined benefit pension plans
Amortization of net deferred actuarial losses	11,382	16,306
Amortization of deferred prior service costs	712	647
Current year actuarial gains (losses) and curtailment loss	20,996	—
Less income tax effect	(12,114)	(6,069)
Derivative financial instruments
Gains (losses) arising during the period	(10,094)	(15,783)
Less income tax effect	2,560	6,085
Reclassification to net income for (gains) losses realized	(16,491)	(38,295)
Less income tax effect	4,174	14,767
Other comprehensive income (loss)	53,423	92,937
Comprehensive income	$262,586	$353,206
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March
	2017	2016
Operating activities
Net income	$209,163	$260,269
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	66,438	68,030
Stock-based compensation	15,041	21,151
Provision for doubtful accounts	2,690	5,815
Pension expense in excess of contributions	7,781	9,731
Loss on sale of businesses	2,415	—
Other, net	19,310	(22,789)
Changes in operating assets and liabilities:
Accounts receivable	(84,229)	43,153
Inventories	(159,712)	(134,713)
Accounts payable	(207,233)	(263,167)
Income taxes	(34,056)	4,413
Accrued liabilities	(22,721)	(88,214)
Other assets and liabilities	(25,049)	(49,247)
Cash used by operating activities	(210,162)	(145,568)
Investing activities
Capital expenditures	(40,856)	(36,336)
Software purchases	(20,657)	(6,335)
Other, net	(6,824)	(587)
Cash used by investing activities	(68,337)	(43,258)
Financing activities
Net increase in short-term borrowings	262,156	685,985
Payments on long-term debt	(904)	(10,695)
Purchases of treasury stock	(438,297)	(713,767)
Cash dividends paid	(172,713)	(155,584)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	3,283	4,102
Cash used by financing activities	(346,475)	(189,959)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	2,228	19,033
Net change in cash, cash equivalents and restricted cash	(622,746)	(359,752)
Cash, cash equivalents and restricted cash – beginning of year	1,231,026	946,396
Cash, cash equivalents and restricted cash – end of period	$608,280	$586,644

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$604,444	$585,365
Other current assets	3,174	—
Current assets of discontinued operations	—	470
Other assets	662	809
Total cash, cash equivalents and restricted cash	$608,280	$586,644
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Stock				Retained Earnings
	Shares	Amounts
Balance, December 2015	426,614,274	$106,654	$3,192,675	$(1,043,222)	$3,128,731
Net income	—	—	—	—	1,074,106
Dividends on Common Stock	—	—	—	—	(635,994)
Purchase of treasury stock	(15,932,075)	(3,983)	—	—	(996,485)
Stock-based compensation, net	3,330,755	832	140,748	—	(24,900)
Foreign currency translation and other	—	—	—	(76,410)	—
Defined benefit pension plans	—	—	—	69,498	—
Derivative financial instruments	—	—	—	8,671	—
Balance, December 2016	414,012,954	103,503	3,333,423	(1,041,463)	2,545,458
Adoption of new accounting standard	—	—	—	—	(237,764)
Net income	—	—	—	—	209,163
Dividends on Common Stock	—	—	—	—	(172,713)
Purchase of treasury stock	(8,219,389)	(2,055)	—	—	(436,242)
Stock-based compensation, net	1,170,724	293	33,603	—	(15,572)
Foreign currency translation and other	—	—	—	52,298	—
Defined benefit pension plans	—	—	—	20,976	—
Derivative financial instruments	—	—	—	(19,851)	—
Balance, March 2017	406,964,289	$101,741	$3,367,026	$(988,040)	$1,892,330
See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A – Basis of Presentation
VF Corporation (together with its subsidiaries, collectively known as “VF” or “the Company”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended March 2017, December 2016 and March 2016 relate to the fiscal periods ended on April 1, 2017, December 31, 2016 and April 2, 2016, respectively. During the first quarter of 2017, the Company approved a change in fiscal year end to the Saturday closest to March 31 from the Saturday closest to December 31. Accordingly, the Company’s 2017 fiscal year will end as planned on December 30, 2017, followed by a three-month transition period from December 31, 2017 through March 31, 2018. The Company’s next fiscal year will run from April 1, 2018 through March 30, 2019 (“fiscal 2019”).
During the first quarter of 2017, VF began to separately report the results of our Licensed Sports Group (“LSG”) and JanSport® collegiate businesses (together the “Licensing Business”) as discontinued operations in our Consolidated Statements of Income, and present the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. In addition, VF completed the disposal of its Contemporary Brands coalition on August 26, 2016, and has reported the operating results for this business in the income (loss) from discontinued operations, net of tax line in the Consolidated Statement of Income for the three months ended March 2016. The related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheet at March 2016. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note B for additional information on discontinued operations.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the December 2016 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 30, 2017. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2016 (“2016 Form 10-K”).
Note B – Discontinued Operations
Divestiture of the Licensing Business
The Company continuously assesses the composition of our portfolio to ensure it is aligned with our strategic objectives and positioned to maximize growth and return to our shareholders. In the first quarter of 2016, the Company began exploring strategic options for our LSG business.
On April 3, 2017, VF signed a definitive agreement to sell LSG to Fanatics, Inc. for $225.0 million in cash, subject to working capital adjustments. The sale transaction was completed on April 28, 2017. LSG includes the Majestic® brand, which supplies apparel and fanware through licensing agreements with U.S. and international professional sports leagues and teams, and was previously included within our Imagewear coalition. Under the terms of the transition services agreement, the Company will provide certain support services for periods ranging from three to 24 months from the closing date of the transaction.
In conjunction with the LSG divestiture, VF executed its plan to entirely exit all of its licensing businesses and hold the assets of the JanSport® collegiate licensing business for sale. The JanSport® collegiate business was previously included within our Outdoor & Action Sports coalition.
Management determined that the expected disposals met the criteria for presentation as discontinued operations in the first quarter of 2017. Accordingly, the results of the Licensing Business have been presented as discontinued operations in VF’s Consolidated Statements of Income beginning in the first quarter of 2017, and thus have been excluded from continuing operations and segment results for all periods presented. In addition, the related assets and liabilities of the Licensing Business have been classified as held-for-sale in VF’s Consolidated Balance Sheets for all periods presented. Certain corporate overhead and other costs previously allocated to this business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. In the first quarter of 2017, the Company recognized an after-tax estimated loss on the sale of the Licensing Business of $2.4 million, which is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income.
Divestiture of the Contemporary Brands Coalition
On August 26, 2016, VF completed the sale of its Contemporary Brands coalition to Delta Galil Industries, Ltd. for $116.9 million. The Contemporary Brands coalition included the businesses of the 7 For All Mankind®, Splendid®, and Ella Moss® brands (the “Businesses”) and was previously disclosed as a separate reportable segment of VF.
The transaction resulted in an after-tax loss on sale of $104.4 million which was included in the loss from discontinued operations, net of tax line item in the 2016 Consolidated Statement of Income.
VF has reported the results of the Businesses in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income for the quarter ended March 2016 and excluded them from continuing operations and segment results. The after-tax income included in income (loss) from discontinued operations for the first quarter of 2016 was $3.4 million. The assets and liabilities of the Businesses have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheet at March 2016.
Certain corporate overhead costs and interest expense previously allocated to the Contemporary Brands coalition for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations for the periods presented.
VF is providing certain support services under transition services agreements for a limited period of time. These support services did not have a material impact on VF’s Consolidation Statement of Income for the three months ended March 2017.
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items included in the income (loss) from discontinued operations for the divestitures of the Licensing Business and Contemporary Brands coalition:

	Three Months Ended March
In thousands	2017	2016
Revenues	$121,330	$204,883
Cost of goods sold	88,221	121,306
Selling, general and administrative expenses	25,637	59,122
Interest expense, net	(18)	(135)
Other income (expense), net	—	(2)
Income from discontinued operations before income taxes	7,454	24,318
Estimated loss on the disposal of discontinued operations before income taxes	(3,531)	—
Total income from discontinued operations before income taxes	3,923	24,318
Income tax expense(a)	(9,439)	(5,984)
Income (loss) from discontinued operations, net of tax	$(5,516)	$18,334

(a)	Income tax expense for the three months ended March 2017 includes $7.5 million of deferred tax expense related to GAAP and tax basis differences for LSG.

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented.

In thousands	March 2017	December 2016	March 2016
Accounts receivable, net	$44,281	$36,285	$71,113
Inventories	94,718	98,025	148,812
Other current assets, including cash and equivalents	14,650	1,535	7,849
Property, plant and equipment	11,696	13,640	56,017
Intangible assets	40,164	42,427	212,852
Goodwill	28,636	28,636	28,636
Other assets	921	692	4,297
Total assets of discontinued operations(a)	$235,066	$221,240	$529,576
Accounts payable	$21,789	$21,674	$21,538
Accrued liabilities	2,849	13,531	8,767
Other liabilities	763	791	11,504
Deferred income tax liabilities(b)	(4,080)	(4,081)	(4,140)
Total liabilities of discontinued operations(a)	$21,321	$31,915	$37,669

(a)	Amounts at December 2016 and March 2016 have been classified as current and long-term in the Consolidated Balance Sheets.

(b)	Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures and operating noncash items for any periods presented. Depreciation and amortization expense was $3.0 million and $4.8 million for the three months ended March 2017 and 2016, respectively.
Note C – Sale of Accounts Receivable
VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $367.5 million of VF’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the first quarter of 2017, VF sold total accounts receivable of $285.1 million. As of March 2017, December 2016 and March 2016, $145.3 million, $209.5 million and $241.7 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in the other income (expense), net line item in the Consolidated Statements of Income, and was $0.9 million and $0.8 million for the first quarter of 2017 and 2016, respectively. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.
Note D – Inventories

In thousands	March 2017	December 2016	March 2016
Finished products	$1,452,623	$1,278,504	$1,432,829
Work-in-process	96,903	97,725	88,848
Raw materials	95,958	95,071	92,079
Total inventories	$1,645,484	$1,471,300	$1,613,756

Note E – Intangible Assets

			March 2017			December 2016
In thousands	Weighted Average Amortization Period	Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$245,970	$119,018	$126,952	$128,422
License agreements	28 years	Accelerated and straight-line	108,736	59,964	48,772	49,682
Trademark	16 years	Straight-line	58,132	4,541	53,591	54,499
Other	8 years	Straight-line	9,108	3,051	6,057	3,297
Amortizable intangible assets, net					235,372	235,900
Indefinite-lived intangible assets:
Trademarks and trade names					1,578,726	1,561,371
Intangible assets, net					$1,814,098	$1,797,271
Amortization expense for the first quarter of 2017 was $5.3 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five 12-month periods beginning in 2017 is $21.0 million, $20.5 million, $19.9 million, $19.0 million and $18.2 million, respectively.
Note F – Goodwill
Changes in goodwill are summarized by business segment as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Total
Balance, December 2016	$1,310,133	$210,765	$30,111	$157,314	$1,708,323
Currency translation	5,049	1,749	—	—	6,798
Balance, March 2017	$1,315,182	$212,514	$30,111	$157,314	$1,715,121
Accumulated impairment charges were $82.7 million for the Outdoor & Action Sports coalition and $58.5 million for the Sportswear coalition as of the dates presented above. No impairment charges were recorded in the first quarter of 2017.
Note G – Pension Plans
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended March
In thousands	2017	2016
Service cost – benefits earned during the period	$6,416	$6,449
Interest cost on projected benefit obligations	14,815	17,034
Expected return on plan assets	(23,355)	(24,919)
Amortization of deferred amounts:
Net deferred actuarial losses	11,382	16,306
Deferred prior service costs	712	647
Net periodic pension cost	$9,970	$15,517
VF contributed $2.2 million to its defined benefit plans during the first three months of 2017, and intends to make approximately $8.5 million of additional contributions during the remainder of 2017.
In conjunction with the sale of the Licensing Business, the Company recognized a $1.1 million pension curtailment loss in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income in the first quarter of 2017.

Note H – Capital and Accumulated Other Comprehensive Loss
During the first quarter of 2017, the Company purchased 8.2 million shares of Common Stock in open market transactions for $438.2 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first quarter of 2017, VF restored 8.2 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of March 2017, December 2016 or March 2016. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first quarter of 2017, the Company purchased 1,400 shares of Common Stock in open market transactions for $0.1 million. Balances related to shares held for deferred compensation plans were as follows:

In thousands, except share amounts	March 2017	December 2016	March 2016
Shares held for deferred compensation plans	427,567	439,667	550,149
Cost of shares held for deferred compensation plans	$5,304	$5,464	$6,614
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

In thousands	March 2017	December 2016	March 2016
Foreign currency translation and other	$(742,281)	$(794,579)	$(602,890)
Defined benefit pension plans	(281,721)	(302,697)	(361,311)
Derivative financial instruments	35,962	55,813	13,916
Accumulated other comprehensive loss	$(988,040)	$(1,041,463)	$(950,285)
The changes in accumulated OCI, net of related taxes, are as follows:

	Three Months Ended March 2017
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2016	$(794,579)	$(302,697)	$55,813	$(1,041,463)
Other comprehensive income (loss) before reclassifications	52,298	12,253	(7,534)	57,017
Amounts reclassified from accumulated other comprehensive income (loss)	—	8,723	(12,317)	(3,594)
Net other comprehensive income (loss)	52,298	20,976	(19,851)	53,423
Balance, March 2017	$(742,281)	$(281,721)	$35,962	$(988,040)

	Three Months Ended March 2016
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2015	$(718,169)	$(372,195)	$47,142	$(1,043,222)
Other comprehensive income (loss) before reclassifications	115,279	—	(9,698)	105,581
Amounts reclassified from accumulated other comprehensive income (loss)	—	10,884	(23,528)	(12,644)
Net other comprehensive income (loss)	115,279	10,884	(33,226)	92,937
Balance, March 2016	$(602,890)	$(361,311)	$13,916	$(950,285)

Reclassifications out of accumulated OCI are as follows:

In thousands	Affected Line Item in the Consolidated Statements of Income	Three Months Ended March
Details About Accumulated Other Comprehensive Income (Loss) Components
		2017	2016
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(11,382)	$(16,306)
Deferred prior service costs	(a)	(712)	(647)
Pension curtailment loss	Income (loss) from discontinued operations, net of tax	(1,105)	—
	Total before tax	(13,199)	(16,953)
	Tax benefit	4,476	6,069
	Net of tax	(8,723)	(10,884)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	6,413	(4,963)
Foreign exchange contracts	Cost of goods sold	11,274	43,837
Foreign exchange contracts	Selling, general and administrative expenses	(87)	(978)
Foreign exchange contracts	Other income (expense), net	49	1,503
Interest rate contracts	Interest expense	(1,158)	(1,104)
	Total before tax	16,491	38,295
	Tax expense	(4,174)	(14,767)
	Net of tax	12,317	23,528
Total reclassifications for the period	Net of tax	$3,594	$12,644

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (refer to Note G for additional details).

Note I – Stock-based Compensation
During the first quarter of 2017, VF granted stock options to employees and nonemployee members of VF’s Board of Directors to purchase 3,407,216 shares of its Common Stock at an exercise price of $53.47 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

Options Granted Three Months Ended March 2017
Expected volatility	23% to 29%
Weighted average expected volatility	24%
Expected term (in years)	6.3 to 7.7
Weighted average dividend yield	2.8%
Risk-free interest rate	0.7% to 2.4%
Weighted average fair value at date of grant	$9.88
Also, during the first quarter of 2017, VF granted 597,121 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year period. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period. The fair market value of VF Common Stock at the date the units were granted was $53.47 per share.
The actual number of performance-based RSUs earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. The grant date fair value of the TSR-based adjustment related to the 2017 performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $2.67 per share.
VF granted 17,964 nonperformance-based RSUs to nonemployee members of the Board of Directors during the first quarter of 2017. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $53.47 per share.
VF granted 76,702 nonperformance-based RSUs to certain key employees in international jurisdictions during the first quarter of 2017. These units vest four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $53.47.
VF granted 263,770 restricted shares of VF Common Stock to certain members of management during the first quarter of 2017. These shares vest over periods of up to five years from the date of grant. The fair market value of VF Common Stock at the date the shares were granted was $53.47 per share.
Note J – Income Taxes
The effective income tax rate for the first quarter of 2017 was 20.8% compared to 17.4% in the first quarter of 2016. The first quarter of 2017 included a net discrete tax benefit of $1.1 million, which included a $3.0 million tax benefit related to stock compensation and a $1.9 million net tax expense related to unrecognized tax benefits and interest. The $1.1 million net discrete tax benefit in 2017 reduced the effective income tax rate by 0.4%. The first quarter of 2016 included a net discrete tax benefit of $19.5 million, which included a $15.7 million tax benefit related to the early adoption of the accounting standards update on stock compensation and $3.8 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest. The $19.5 million net discrete tax benefit in 2016 reduced the effective income tax rate by 6.7%. Without discrete items, the effective income tax rate for the first quarter of 2017 decreased by 2.9% compared with the 2016 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of early adopting the accounting standards update regarding intra-entity asset transfers.
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
On December 22, 2016, Belgium adopted a law which entitled the Belgium tax authorities to issue tax assessments, and demand timely payments from companies which benefited from the excess profits regime. On January 10, 2017, VF Europe BVBA received an assessment for €31.9 million tax and interest related to excess profits benefits received in prior years. VF Europe BVBA remitted €31.9 million ($33.9 million) on January 13, 2017, which was recorded as an income tax receivable based on the expected success of the aforementioned requests for annulment. If this matter is adversely resolved, these amounts will not be collected by VF.
During the first quarter of 2017, the amount of net unrecognized tax benefits and associated interest increased by $4.5 million to $155.0 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $28.3 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $25.4 million would reduce income tax expense.

Note K – Business Segment Information
VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended March
In thousands	2017	2016
Coalition revenues:
Outdoor & Action Sports	$1,678,810	$1,639,085
Jeanswear	647,442	710,590
Imagewear	134,966	141,811
Sportswear	98,317	118,397
Other	22,142	24,534
Total coalition revenues	$2,581,677	$2,634,417
Coalition profit: (a)
Outdoor & Action Sports	$230,944	$228,110
Jeanswear	118,019	137,294
Imagewear	24,400	26,139
Sportswear	(1,069)	4,776
Other	(2,195)	(2,608)
Total coalition profit	370,099	393,711
Corporate and other expenses (a)	(78,692)	(80,622)
Interest expense, net (b)	(20,188)	(20,020)
Income from continuing operations before income taxes	$271,219	$293,069

(a)
Certain corporate overhead and other costs of $8.5 million for the three months ended March 2016, previously allocated to the Contemporary Brands, Imagewear and Outdoor & Action Sports coalitions for segment reporting purposes, have been reallocated to continuing operations as discussed in Note B.

(b)
Interest expense of $0.5 million for the three months ended March 2016, previously allocated to the Contemporary Brands coalition for segment reporting purposes, has been reallocated to continuing operations as discussed in Note B.

Note L – Earnings Per Share

	Three Months Ended March
In thousands, except per share amounts	2017	2016
Earnings per share – basic:
Income from continuing operations	$214,679	$241,935
Weighted average common shares outstanding	411,990	421,748
Earnings per share from continuing operations	$0.52	$0.57
Earnings per share – diluted:
Income from continuing operations	$214,679	$241,935
Weighted average common shares outstanding	411,990	421,748
Incremental shares from stock options and other dilutive securities	3,970	7,385
Adjusted weighted average common shares outstanding	415,960	429,133
Earnings per share from continuing operations	$0.52	$0.56
Outstanding options to purchase 10.6 million and 5.5 million shares of Common Stock were excluded from the calculations of diluted earnings per share for the three-month periods ended March 2017 and March 2016, respectively, because the effect of their inclusion would have been antidilutive to those periods. In addition, 1.1 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three-month periods ended March 2017 and March 2016, respectively, because these units were not considered to be contingent outstanding shares in those periods.

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
In thousands		Level 1	Level 2	Level 3
March 2017
Financial assets:
Cash equivalents:
Money market funds	$302,043	$302,043	$—	$—
Time deposits	24,195	24,195	—	—
Derivative financial instruments	72,306	—	72,306	—
Investment securities	204,391	188,796	15,595	—
Financial liabilities:
Derivative financial instruments	25,673	—	25,673	—
Deferred compensation	239,974	—	239,974	—
December 2016
Financial assets:
Cash equivalents:
Money market funds	$840,842	$840,842	$—	$—
Time deposits	14,774	14,774	—	—
Derivative financial instruments	103,340	—	103,340	—
Investment securities	196,738	179,673	17,065	—
Financial liabilities:
Derivative financial instruments	25,574	—	25,574	—
Deferred compensation	232,214	—	232,214	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first quarter of 2017 or the year ended December 2016.
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

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2017 and December 2016, their carrying values approximated their fair values. Additionally, at March 2017 and December 2016, the carrying values of VF’s long-term debt, including the current portion, were $2,305.2 million and $2,292.9 million, respectively, compared with fair values of $2,490.7 million and $2,486.6 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Note N – Derivative Financial Instruments and Hedging Activities
Summary of Derivative Financial Instruments
All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.2 billion at March 2017, $2.2 billion at December 2016 and $2.3 billion at March 2016, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Japanese yen, Swedish krona and Polish zloty. Derivative contracts have maturities up to 24 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	March 2017	December 2016	March 2016	March 2017	December 2016	March 2016
Foreign currency exchange contracts designated as hedging instruments	$72,306	$103,340	$71,007	$(25,460)	$(25,292)	$(43,149)
Foreign currency exchange contracts not designated as hedging instruments	—	—	609	(213)	(282)	(507)
Total derivatives	$72,306	$103,340	$71,616	$(25,673)	$(25,574)	$(43,656)
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

	March 2017		December 2016		March 2016
In thousands	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$72,306	$(25,673)	$103,340	$(25,574)	$71,616	$(43,656)
Gross amounts not offset in the Consolidated Balance Sheets	(25,316)	25,316	(22,341)	22,341	(36,554)	36,554
Net amounts	$46,990	$(357)	$80,999	$(3,233)	$35,062	$(7,102)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

In thousands	March 2017	December 2016	March 2016
Other current assets	$63,986	$84,519	$64,429
Accrued liabilities	(19,630)	(18,574)	(31,369)
Other assets	8,320	18,821	7,187
Other liabilities	(6,043)	(7,000)	(12,287)

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended March
Cash Flow Hedging Relationships	2017	2016
Foreign currency exchange	$(10,094)	$(15,783)

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended March
Location of Gain (Loss)	2017	2016
Net sales	$6,413	$(4,963)
Cost of goods sold	11,274	43,837
Selling, general and administrative expenses	(87)	(978)
Other income (expense), net	49	1,503
Interest expense	(1,158)	(1,104)
Total	$16,491	$38,295
Derivative Contracts Not Designated as Hedges
VF uses derivative contracts to manage foreign currency exchange risk on third-party accounts receivable and payable, as well as intercompany borrowings. These contracts are not designated as hedges and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction gains or losses on the related assets and liabilities. Following is a summary of these derivatives included in VF’s Consolidated Statements of Income:

In thousands Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended March
		2017	2016
Foreign currency exchange	Cost of goods sold	$274	$1,504
Foreign currency exchange	Other income (expense), net	(469)	(1,285)
Total		$(195)	$219
Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three-month periods ended March 2017 and March 2016.
At March 2017, accumulated OCI included $47.3 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $21.5 million at March 2017, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.2 million and $1.1 million of net deferred losses from accumulated OCI into interest expense for the three-month periods ended March 2017 and March 2016, respectively. VF expects to reclassify $4.8 million to interest expense during the next 12 months.
Net Investment Hedge
The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the first quarter of 2017, the Company recognized a $12.7 million pre-tax loss in OCI related to the net investment hedge. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedge in the first quarter of 2017.
Note O – Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards
In July 2015, the FASB issued an update to their accounting guidance related to inventory that changes the measurement principle from lower of cost or market to lower of cost or net realizable value. This guidance became effective in the first quarter of 2017, but did not impact VF’s consolidated financial statements.
In March 2016, the FASB issued an update to their accounting guidance on equity method accounting. The guidance eliminates the requirement to retroactively apply the equity method when an entity obtains significant influence over a previously held investment. This guidance became effective in the first quarter of 2017, but did not impact VF’s consolidated financial statements.
In March 2016, the FASB issued an update to their accounting guidance on derivative financial instruments when there is a change in the counterparty to a derivative contract (novation). The new guidance clarifies that the novation of a derivative contract that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. This guidance became effective in the first quarter of 2017, but did not impact VF’s consolidated financial statements.
In March 2016, the FASB issued an update to their accounting guidance on derivative financial instruments that clarifies the steps required to determine bifurcation of an embedded derivative. This guidance became effective in the first quarter of 2017, but did not impact VF’s consolidated financial statements.
In October 2016, the FASB issued an update to their accounting guidance on the recognition of current and deferred income taxes for intra-entity asset transfers. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company early adopted this guidance in the first quarter of 2017 using the modified retrospective method, which requires a cumulative adjustment to retained earnings as of the beginning of the period of adoption. The cumulative adjustment to the January 1, 2017 Consolidated Balance Sheet was a reduction in both the other assets and retained earnings line items of $237.8 million.
In October 2016, the FASB issued an update to their accounting guidance that changes how a single decision maker will consider its indirect interests when performing the primary beneficiary analysis under the variable interest entity model. This guidance became effective in the first quarter of 2017, but did not impact VF’s consolidated financial statements.
In November 2016, the FASB issued an update that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The Company early adopted this guidance in the first quarter of 2017 on a retrospective basis and the Statement of Cash Flows included herein reflects $3.8 million and $0.8 million of restricted cash for March 2017 and March 2016, respectively. The Company’s restricted cash is generally held as collateral for certain transactions.
Recently Issued Accounting Standards
In May 2014, the FASB issued a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The standard prescribes a five-step approach to revenue recognition: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. This guidance will be effective for VF in the first quarter of fiscal 2019 with early adoption permitted. The Company has established a cross-functional implementation team to address the standard and has completed VF’s initial impact analysis. The new guidance is not expected to have a material impact on VF’s significant revenue streams within the wholesale, direct-to-consumer and royalty channels. VF is continuing to evaluate the impact on less significant revenue streams within those channels. The Company expects to adopt the new standard utilizing the modified retrospective method in the first quarter of fiscal 2019.
In January 2016, the FASB issued an update to their accounting guidance related to the recognition and measurement of certain financial instruments. This guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance will be effective for VF in the first quarter of fiscal 2019 with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on VF’s consolidated financial statements.
In February 2016, the FASB issued a new accounting standard on leasing. This new standard will require companies to record most leased assets and liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. This guidance will be effective for VF in the first quarter of fiscal 2020 with early adoption permitted. The standard requires use of the modified retrospective transition approach. Given the Company’s significant number of leases, VF expects this standard will have a material impact on VF’s Consolidated Balance Sheets but does not expect it to have a material impact on the Consolidated Statements of Income. The Company is still assessing the expected timing of adoption.
In March 2016, the FASB issued an update to their accounting guidance on extinguishments of financial liabilities that exempts prepaid stored-value products, or gift cards, from the existing guidance. The updated guidance requires that gift card liabilities be subject to breakage accounting, consistent with the new revenue recognition standard discussed above. This guidance will be effective for VF in the first quarter of fiscal 2019 with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on VF’s consolidated financial statements.
In June 2016, the FASB issued an update to their accounting guidance on the measurement of credit losses on financial instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This guidance will be effective for VF in the first quarter of fiscal 2021 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.
In August 2016, the FASB issued an update to their accounting guidance addressing how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance will be effective for VF in the first quarter of fiscal 2019 with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on VF’s consolidated financial statements.
In January 2017, the FASB issued an update that provides a more narrow framework to be used in evaluating whether a set of assets and activities constitutes a business. This guidance will be effective for VF in the first quarter of fiscal 2019 with early adoption permitted. The Company will apply this guidance to any transactions after adoption but does not expect it to have a significant impact on VF’s consolidated financial statements.
In January 2017, the FASB issued an update that simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. The single quantitative step test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. VF will continue to have the option of first performing a qualitative assessment to determine whether it is necessary to complete the quantitative goodwill impairment test. This guidance will be effective for VF in the first quarter of fiscal 2021 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will apply this guidance on any impairment analyses after adoption, which may have a significant impact on the calculated impairment charges, if any are required.
In March 2017, the FASB issued an update which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest cost, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside of operating income. The amendments in this update specify that only the service cost component is eligible for capitalization, which is consistent with VF’s current practice. The presentation change in the Consolidated Statements of Income will be applied on a retrospective basis. This guidance will be effective for VF beginning in the first quarter of fiscal 2019 with early adoption permitted. Upon adoption, VF will reclassify the other components of net periodic benefit costs from the selling, general and administrative expenses line item in the Consolidated Statements of Income. Except for the reclassification within the Consolidated Statements of Income noted above, the Company does not expect the adoption of this accounting guidance to have a significant impact on VF’s consolidated financial statements.

Note P — Restructuring
In the fourth quarter of 2016, VF leadership approved restructuring charges related to cost alignment initiatives, and recognized $58.1 million of restructuring charges. The Company did not recognize additional costs associated with these actions in the first quarter of 2017 and does not expect to recognize material additional costs relating to these actions in 2017. The Company expects a substantial amount of the restructuring activities to be completed by the end of 2017.
The activity in the restructuring accrual for the three months ended March 2017 is as follows:

In thousands	Severance	Other	Total
Amounts recorded in accrued liabilities at December 2016	$52,720	$878	$53,598
Cash payments	(5,762)	—	(5,762)
Adjustments to accruals	90	—	90
Currency translation	(115)	—	(115)
Amounts recorded in accrued liabilities at March 2017	$46,933	$878	$47,811
Note Q – Subsequent Events
On April 25, 2017, VF’s Board of Directors declared a quarterly cash dividend of $0.42 per share, payable on June 19, 2017 to stockholders of record on June 9, 2017.
On April 28, 2017, VF completed the sale of LSG to Fanatics, Inc. for $225.0 million, subject to working capital adjustments.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
VF Corporation (together with its subsidiaries, collectively known as “VF” or “the Company”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended March 2017, December 2016 and March 2016 relate to the fiscal periods ended on April 1, 2017, December 31, 2016 and April 2, 2016, respectively. During the first quarter of 2017, the Company approved a change in fiscal year end to the Saturday closest to March 31 from the Saturday closest to December 31. Accordingly, the Company’s 2017 fiscal year will end as planned on December 30, 2017, followed by a three-month transition period from December 31, 2017 through March 31, 2018. The Company’s next fiscal year will run from April 1, 2018 through March 30, 2019 (“fiscal 2019”).
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. All references to foreign currency amounts below reflect the changes in foreign exchange rates from the 2016 comparable period and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
During the first quarter of 2017, VF began to separately report the results of our Licensed Sports Group and JanSport® collegiate businesses (together the “Licensing Business”) as discontinued operations in our Consolidated Statements of Income, and present the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. In addition, VF completed the disposal of its Contemporary Brands coalition on August 26, 2016, and has reported the operating results for this business in the income (loss) from discontinued operations, net of tax line in the Consolidated Statement of Income for the three months ended March 2016. The related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheet at March 2016. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from VF’s continuing operations. Refer to Note B to VF’s consolidated financial statements for additional information on discontinued operations.
Highlights of the First Quarter of 2017

•	Revenues were down 2% to $2.6 billion compared to the first quarter of 2016, including a 1% unfavorable impact from foreign currency.

•	Outdoor & Action Sports coalition revenues increased 2% to $1.7 billion compared to the first quarter of 2016.

•	Direct-to-consumer revenues were up 6% over the 2016 quarter and accounted for 29% of total revenues in the quarter.

•	International revenues increased 2% compared to the 2016 quarter, including a 3% negative impact from foreign currency, and represented 43% of total revenues in the quarter.

•	Gross margin increased 150 basis points in the first quarter to 50.2%, including 40 basis points of negative impact from changes in foreign currency.

•
Earnings per share decreased 8% to $0.52 from $0.56 in the 2016 quarter, including a negative 5% impact from foreign currency. The effective tax rate in the first quarter of 2017 increased to 20.8% from 17.4% in the 2016 quarter due primarily to lower net tax discrete benefits in the first quarter of 2017, which negatively impacted comparisons by $0.04 per share.

Analysis of Results of Operations
Consolidated Statements of Income
The following table presents a summary of the changes in total revenues from the comparable period in 2016:

In millions	First Quarter
Total revenues — 2016	$2,634.4
Operations	(23.3)
Impact of foreign currency	(29.4)
Total revenues — 2017	$2,581.7
VF reported a 2% decline in revenues for the first quarter of 2017 compared to the 2016 period. More than half of the revenue decline was due to changes in foreign currency exchange rates. The operational revenue decline for the first quarter of 2017 was driven by strength in the Outdoor & Action Sports coalition and our direct-to-consumer and international businesses, which was more than offset by declines in the Jeanswear, Sportswear and Imagewear coalitions. Excluding the negative impact from foreign currency, international sales grew in every region in the first quarter of 2017.

Additional details on revenues are provided in the section titled “Information by Business Segment.”
The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	First Quarter
	2017	2016
Gross margin (total revenues less cost of goods sold)	50.2%	48.7%
Selling, general and administrative expenses	38.9	36.9
Operating income	11.3%	11.8%
Gross margin was up 150 basis points in the first quarter of 2017 compared to the 2016 period. Foreign currency negatively impacted gross margin by approximately 40 basis points in the first quarter of 2017. The improvement in gross margin was primarily due to pricing, lower product costs and a business mix-shift to higher margin businesses.
Selling, general and administrative expenses as a percentage of total revenues increased 200 basis points during the first quarter of 2017 compared to the 2016 period. The increase was primarily due to increased investments in our key growth priorities, which include direct-to-consumer, demand creation, technology and product innovation.
Net interest expense increased $0.2 million in the first quarter of 2017 compared to the 2016 period, due to the issuance of €850.0 million of euro-denominated 0.625% fixed-rate notes in September 2016, partially offset by a decrease in short-term borrowings and higher interest rates on international short-term investments. Total outstanding debt averaged $2.6 billion in the first quarter of 2017 and $2.1 billion for the same period in 2016, with weighted average interest rates of 3.6% and 4.2%, respectively.
The effective income tax rate for the first quarter of 2017 was 20.8% compared to 17.4% in the first quarter of 2016. The first quarter of 2017 included a net discrete tax benefit of $1.1 million, which included a $3.0 million tax benefit related to stock compensation, and $1.9 million of net tax expense related to unrecognized tax benefits and interest. The $1.1 million discrete tax benefit in 2017 reduced the effective income tax rate by 0.4%. The first quarter of 2016 included a net discrete tax benefit of $19.5 million, which included a $15.7 million tax benefit related to the early adoption of the accounting standards update on stock compensation and $3.8 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest. The $19.5 million discrete tax benefit in 2016 reduced the effective income tax rate by 6.7%. Without discrete items, the effective income tax rate for the first quarter of 2017 decreased by 2.9% compared to the 2016 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of the early adoption of the accounting standards update regarding intra-entity asset transfers.
As a result of the above, net income in the first quarter of 2017 was $214.7 million ($0.52 per share) compared to $241.9 million ($0.56 per share) in the 2016 period. Refer to additional discussion in the “Information by Business Segment” section below.
Information by Business Segment
VF’s businesses are grouped into product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions are the basis for VF’s reportable business segments.
Refer to Note K to the consolidated financial statements for a summary of results of operations by coalition, along with a reconciliation of coalition profit to income before income taxes.
The following tables present a summary of the changes in coalition revenues and profit for the first quarter of 2017 from the comparable period in 2016:
Coalition revenues

	First Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Revenues — 2016	$1,639.1	$710.6	$141.8	$118.4	$24.5	$2,634.4
Operations	62.6	(56.4)	(7.1)	(20.1)	(2.3)	(23.3)
Impact of foreign currency	(22.9)	(6.8)	0.3	—	—	(29.4)
Revenues — 2017	$1,678.8	$647.4	$135.0	$98.3	$22.2	$2,581.7

Coalition profit

	First Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Profit — 2016	$228.1	$137.3	$26.1	$4.8	$(2.6)	$393.7
Operations	16.8	(19.8)	(1.0)	(5.9)	0.5	(9.4)
Impact of foreign currency	(14.0)	0.5	(0.7)	—	—	(14.2)
Profit — 2017	$230.9	$118.0	$24.4	$(1.1)	$(2.1)	$370.1
The following section discusses the changes in revenues and profitability by coalition:
Outdoor & Action Sports

	First Quarter
Dollars in millions	2017	2016	Percent Change
Coalition revenues	$1,678.8	$1,639.1	2.4%
Coalition profit	230.9	228.1	1.2%
Operating margin	13.8%	13.9%
Global revenues for Outdoor & Action Sports increased 2% in the first quarter of 2017 compared to 2016 due to strong growth in the direct-to-consumer channel, partially offset by lower revenues in the wholesale channel. Revenues in the Americas region increased 2% in the first quarter of 2017. Revenues in the Asia-Pacific and Europe regions increased 4% and 2%, respectively, despite negative impacts from foreign currency of 1% and 4%, respectively.
Vans® brand global revenues were up 5% in the first quarter of 2017, reflecting strong operational growth in the direct-to-consumer channel, partially offset by declines in the wholesale channel and a negative 2% impact from foreign currency. Global revenues for The North Face® brand increased 6% in the first quarter of 2017, as strong operational growth in the direct-to-consumer and wholesale channels was partially offset by a negative 2% impact from foreign currency. Global wholesale revenue growth for The North Face® brand was tempered by U.S. retailer bankruptcies, which drove a 4% decrease in U.S. wholesale revenues. Global revenues for the Timberland® brand decreased 5% in the first quarter of 2017 due to declines in the wholesale channel and a negative 1% impact from foreign currency.
Global direct-to-consumer revenues for Outdoor & Action Sports grew 9% in the first quarter of 2017 compared to the 2016 period, driven by an expanding e-commerce business. Wholesale revenues were down 1%, as international growth was more than offset by the above-mentioned bankruptcies in the U.S. and a negative 1% impact from foreign currency.
Operating margin declined 10 basis points in the first quarter of 2017 compared to the 2016 period due to the negative impact from foreign currency. Excluding the impact of foreign currency, gross margin expansion was offset by increased investments in direct-to-consumer, product development and innovation.
Jeanswear

	First Quarter
Dollars in millions	2017	2016	Percent Change
Coalition revenues	$647.4	$710.6	(8.9)%
Coalition profit	118.0	137.3	(14.0)%
Operating margin	18.2%	19.3%
Global Jeanswear revenues decreased 9% in the first quarter of 2017 compared to 2016, as growth in the direct-to-consumer channel was more than offset by U.S. wholesale declines in the mass, mid-tier and department store channels. Specifically, our U.S. wholesale business has been impacted by a key customer’s inventory destocking decision and continued channel consolidation. Foreign currency unfavorably impacted revenues in the first quarter of 2017 by 1%. Revenues in the Americas region decreased 11% in the first quarter of 2017, primarily driven by softness in the wholesale channel. The Asia-Pacific region’s revenues decreased 3%, due to a negative 3% impact from foreign currency. European revenues decreased 1% in the first quarter of 2017 primarily due to a negative 2% impact from foreign currency.

Global revenues for the Wrangler® brand decreased 10% in the first quarter of 2017 compared to the 2016 period, as operational revenues were lower due to declines in the mass and western specialty businesses. Foreign currency negatively impacted revenues in the first quarter of 2017 by 1%. Global revenues for the Lee® brand decreased 7% in the first quarter due to declines in the U.S. mid-tier and department store channels. Foreign currency negatively impacted Lee® brand global revenues by 1% in the first quarter of 2017 compared to the 2016 period.
Operating margin decreased 110 basis points in the first quarter of 2017 compared to the 2016 period primarily due to lower revenues, which were partially offset by gross margin improvement that was driven by favorable impacts from foreign currency and a mix-shift to higher margin businesses in the first quarter of 2017.
Imagewear

	First Quarter
Dollars in millions	2017	2016	Percent Change
Coalition revenues	$135.0	$141.8	(4.8)%
Coalition profit	24.4	26.1	(6.7)%
Operating margin	18.1%	18.4%
The Imagewear coalition consists of occupational apparel and uniform product categories, including the Red Kap® and Bulwark® brand industrial businesses.
Imagewear revenues decreased 5% in the first quarter of 2017 compared to the 2016 period, primarily due to a shift in the timing of certain contract orders from the first quarter of 2017 to the fourth quarter of 2016. The industrial manufacturing and energy sectors showed improvement in the first quarter of 2017; however, there is generally a time lag before the sector improvements impact our revenues.
Operating margin decreased 30 basis points in the first quarter of 2017 compared to the 2016 period. The decrease was driven by lower volumes, which were partially offset by improved gross margin primarily due to favorable product mix and pricing.
Sportswear

	First Quarter
Dollars in millions	2017	2016	Percent Change
Coalition revenues	$98.3	$118.4	(17.0)%
Coalition profit (loss)	(1.1)	4.8	(122.4)%
Operating margin	(1.1)%	4.0%
In line with management’s expectations, Sportswear revenues decreased 17% in the first quarter of 2017 compared to the 2016 period. Nautica® brand revenues decreased 21% in the first quarter of 2017 due to continued challenges in the U.S. department store channel, reduced in-store traffic and lower store counts due to management’s decision to close underperforming stores during 2016. Kipling® brand revenues in North America decreased 1% in the first quarter due to strong growth in the direct-to-consumer channel that was more than offset by declines in the wholesale channel.
Operating margin decreased 510 basis points in the first quarter of 2017 compared to the 2016 period. The decrease was primarily due to increased promotional activity and reduced expense leverage on lower volumes.

Other

	First Quarter
Dollars in millions	2017	2016	Percent Change
Coalition revenues	$22.2	$24.5	(9.7)%
Coalition loss	(2.1)	(2.6)	(15.8)%
Operating margin	(9.9)%	(10.6)%
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

	First Quarter
Dollars in millions	2017	2016	Percent Change
Corporate and other expenses	$78.7	$80.6	(2.4)%
Interest expense, net	20.2	20.0	0.8%
Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarter costs and (iii) certain other income and expenses. The decrease in corporate and other expenses in the first quarter of 2017 compared to the 2016 period resulted primarily from lower compensation and benefits expense. Certain corporate overhead costs and interest expense previously allocated to the Contemporary Brands, Imagewear and Outdoor & Action Sports coalitions for segment reporting purposes have been reallocated to continuing operations as discussed in Note B to the consolidated financial statements.
International Operations
International revenues increased 2% in the first quarter of 2017 compared to the 2016 period. Foreign currency negatively impacted international revenue growth by 3% in the first quarter of 2017. Revenues in Europe increased 2% in the first quarter of 2017, reflecting operational growth, partially offset by unfavorable foreign currency impacts of 3%. In the Asia-Pacific region, revenues increased 2%, primarily driven by growth across the region that was partially offset by negative foreign currency impacts of 2%. Revenue growth in the Americas (non-U.S.) region increased 6% in the first quarter of 2017, as operational growth was partially offset by weakening currencies in the region relative to the U.S. dollar that negatively impacted growth by 2%. International revenues were 43% and 41% of total revenues in the first quarter of 2017 and 2016, respectively.
Direct-to-consumer Operations
Direct-to-consumer revenues grew 6% in the first quarter of 2017, reflecting growth in all regions and in nearly every brand with a retail format. The increase in direct-to-consumer revenues was due to strength in the Outdoor & Action Sports coalition and an expanding e-commerce business, partially offset by declines in the Sportswear coalition. E-commerce grew 25% in the first quarter of 2017, largely driven by growth in the Outdoor & Action Sports, Jeanswear and Sportswear coalitions. There were 1,511 VF-owned retail stores at the end of March 2017 compared to 1,431 at the end of March 2016. Direct-to-consumer revenues were 29% and 27% of total revenues in the first quarter of 2017 and 2016, respectively.
Analysis of Financial Condition
Consolidated Balance Sheets
The following discussion refers to significant changes in balances at March 2017 compared to December 2016:

•	Increase in accounts receivable — due to the timing of cash collections.

•	Increase in inventories — due to the seasonality of the business.

•
Decrease in other assets — primarily due to the cumulative-effect adjustment to retained earnings of a deferred charge upon the early adoption of the accounting standards update regarding intra-entity asset transfers.

•	Increase in short-term borrowings — due to commercial paper borrowings needed to support general corporate purposes and share repurchases.

•	Decrease in accounts payable — driven by the timing of inventory purchases and payments to vendors.
The following discussion refers to significant changes in balances at March 2017 compared to March 2016:

•
Decrease in intangible assets — driven by (i) the intangible asset impairment charge for the lucy® brand in the fourth quarter of 2016, (ii) the impact of foreign currency fluctuations and (iii) amortization expense.

•
Decrease in other assets — primarily due to the cumulative-effect adjustment to retained earnings of a deferred charge upon the early adoption of the accounting standards update regarding intra-entity asset transfers.

•	Decrease in short-term borrowings — due to repayment of commercial paper using proceeds from long-term debt.

•	Increase in the current portion of long-term debt — due to $250.0 million of long-term notes due in 2017.

•	Decrease in accrued liabilities — primarily due to lower accrued income taxes, and the timing of payments for other accruals.

•	Increase in long-term debt — due to the issuance of €850.0 million of euro-denominated 0.625% fixed-rate notes in the third quarter of 2016.
Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	March	December	March
Dollars in millions	2017	2016	2016
Working capital	$2,042.5	$2,407.1	$1,245.9
Current ratio	2.1 to 1	2.4 to 1	1.5 to 1
Debt to total capital	37.2%	31.9%	34.2%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at March 2017 compared to December 2016 was due to the increase in short-term borrowings, as explained above, and reductions in stockholders’ equity due to the payment of dividends and repurchases of stock. The increase in the debt to total capital ratio at March 2017 compared to March 2016 was primarily due to the increase in long-term borrowings, partially offset by the decrease in short-term borrowings, as explained above. In addition, the debt to total capital ratio at March 2017 compared to both December 2016 and March 2016 was impacted by a reduction in stockholders’ equity due to the cumulative-effect adjustment to retained earnings upon the early adoption of the accounting standards update regarding intra-entity asset transfers.
The increase in the current ratio at March 2017 compared to March 2016 was primarily driven by the decrease in short-term borrowings and accrued liabilities, partially offset by the increase in the current portion of long-term debt, as explained above.
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
In summary, our cash flows were as follows:

	Three Months
In thousands	2017	2016
Cash used by operating activities	$(210,162)	$(145,568)
Cash used by investing activities	(68,337)	(43,258)
Cash used by financing activities	(346,475)	(189,959)

Cash Used by Operating Activities
Cash flow provided by operating activities is dependent on net income, adjustments to net income and changes in working capital. The decrease in cash flows in the first quarter of 2017 is primarily due to an increase in net cash usage from working capital changes, driven by the timing of collections of accounts receivable and payments of income taxes and accounts payable.
Cash Used by Investing Activities
VF’s investing activities in the first quarter of 2017 related primarily to capital expenditures of $40.9 million and software purchases of $20.7 million. Capital expenditures increased $4.5 million compared to the 2016 period. Software purchases increased $14.3 million compared to the 2016 period primarily due to system implementations and investments in our new e-commerce platform.
Cash Used by Financing Activities
The decrease in cash flow from financing activities during the first quarter of 2017 compared to the 2016 period was driven by a $423.8 million decrease in net cash generated by short-term borrowings and $17.1 million of incremental cash dividends paid, partially offset by a $275.5 million decline in treasury stock purchases. Short-term borrowings support general corporate purposes and share repurchases, and outstanding balances may vary from period to period depending on the level of corporate requirements.
During the first quarter of 2017, VF purchased 8.2 million shares of its Common Stock in open market transactions at a total cost of $438.3 million (average price per share of $53.32) under the share repurchase program authorized by VF’s Board of Directors in 2013. During the first quarter of 2016, VF purchased 11.3 million shares of its Common Stock in open market transactions at a total cost of $713.8 million (average price per share of $63.13).
In March 2017, VF’s Board of Directors approved a $5.0 billion share repurchase authorization, replacing the 2013 authorization. As of April 1, 2017, no share repurchases had been made under the new authorization. From April 3, 2017 to May 9, 2017, the Company repurchased approximately 9.1 million shares of Common Stock in open market transactions for $503.0 million (average price per share of $55.03). VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”). The Global Credit Facility expires in April 2020 and VF may request two extensions of one year each, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes.
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of March 2017 were $215.0 million and $16.0 million, respectively, leaving $2.0 billion available for borrowing against the Global Credit Facility at March 2017.
VF has $144.5 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $73.7 million and $39.9 million at March 2017 and March 2016, respectively.
VF has $250.0 million of 5.95% fixed-rate notes coming due in October of 2017. The repayment of these notes will likely be funded using a combination of operating cash flows and commercial paper borrowings.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of March 2017, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.
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

Management’s Discussion and Analysis in the 2016 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2016 that would require the use of funds. As of March 2017, there have been no material changes in the amounts disclosed in the 2016 Form 10-K, except as noted below:

•	Inventory purchase obligations increased by approximately $432.4 million at the end of March 2017 due to the seasonality of VF’s businesses.
In addition, the Company disclosed amounts for minimum royalty payment obligations as of December 2016, substantially all of which were related to the Licensing Business. These obligations were no longer commitments of VF as of the closing of the LSG sale transaction on April 28, 2017.
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
Recent Accounting Pronouncements
Refer to Note O to VF’s consolidated financial statements for information on recently issued and adopted accounting standards, including reclassifications made to 2016 amounts.
Critical Accounting Policies and Estimates
Management has chosen accounting policies it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States of America. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note A to the consolidated financial statements included in the 2016 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the 2016 Form 10-K. There have been no material changes in these policies.
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
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the 2016 Form 10-K.
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

Part II — Other Information
Item 1 — Legal Proceedings
Information on VF’s legal proceedings is set forth under Part I, Item 3, “Legal Proceedings,” in the 2016 Form 10-K. There have been no material changes to the legal proceedings from those described in the 2016 Form 10-K.
Item 1A — Risk Factors
You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the 2016 Form 10-K. There have been no material changes to the risk factors from those disclosed in the 2016 Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer purchases of equity securities:
The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended April 1, 2017 under the share repurchase program authorized by VF’s Board of Directors in 2013.

First Quarter 2017	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 – January 28, 2017	—	$—	—	14,756,901
January 29 – February 25, 2017	700,000	53.13	700,000	14,056,901
February 26 – April 1, 2017	7,519,389	53.34	7,519,389	—
Total	8,219,389		8,219,389

(1)	Includes 1,400 shares of Common Stock that were purchased during the quarter in connection with VF’s deferred compensation plans.
The VF Board of Directors approved a new $5.0 billion share repurchase authorization on March 29, 2017, which replaced all remaining shares under the 2013 authorization. As of April 1, 2017, no share repurchases have been made under the new authorization.
VF will continue to evaluate future share repurchases, considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

Item 6 — Exhibits

31.1	Certification of Steven E. Rendle, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven E. Rendle, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Chief Financial Officer)

Date: May 10, 2017	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President—Controller (Chief Accounting Officer)