Form 10-Q
period 2017-07-01
V F CORP
filed 2017-08-02
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 29, 2017, there were 393,621,349 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 2017	December 2016	June 2016
ASSETS
Current assets
Cash and equivalents	$672,542	$1,227,862	$676,262
Accounts receivable, less allowance for doubtful accounts of: June 2017 – $18,817; December 2016 – $20,539; June 2016 – $24,229	1,155,674	1,161,393	1,121,053
Inventories	1,712,972	1,471,300	1,667,895
Other current assets	356,147	296,698	304,612
Current assets of discontinued operations	315	135,845	298,194
Total current assets	3,897,650	4,293,098	4,068,016
Property, plant and equipment, net	918,975	926,010	927,058
Intangible assets, net	1,895,287	1,797,271	1,921,151
Goodwill	1,736,407	1,708,323	1,767,525
Other assets	725,409	929,190	899,772
Other assets of discontinued operations	—	85,395	90,586
Total assets	$9,173,728	$9,739,287	$9,674,108
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$921,109	$26,029	$1,404,493
Current portion of long-term debt	253,783	253,689	3,566
Accounts payable	502,908	642,970	480,797
Accrued liabilities	753,343	827,507	720,374
Current liabilities of discontinued operations	—	35,205	51,403
Total current liabilities	2,431,143	1,785,400	2,660,633
Long-term debt	2,111,623	2,039,180	1,400,636
Other liabilities	986,623	977,076	967,729
Other liabilities of discontinued operations	—	(3,290)	(3,327)
Commitments and contingencies
Total liabilities	5,529,389	4,798,366	5,025,671
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2017, December 2016 or June 2016	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2017 – 393,308,684; December 2016 – 414,012,954; June 2016 – 415,352,893	98,327	103,503	103,838
Additional paid-in capital	3,398,901	3,333,423	3,269,656
Accumulated other comprehensive loss	(930,597)	(1,041,463)	(1,001,455)
Retained earnings	1,077,708	2,545,458	2,276,398
Total stockholders’ equity	3,644,339	4,940,921	4,648,437
Total liabilities and stockholders’ equity	$9,173,728	$9,739,287	$9,674,108
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June		Six Months Ended June
	2017	2016	2017	2016
Net sales	$2,333,288	$2,294,762	$4,888,981	$4,901,744
Royalty income	26,293	25,704	52,277	53,139
Total revenues	2,359,581	2,320,466	4,941,258	4,954,883
Costs and operating expenses
Cost of goods sold	1,187,011	1,185,247	2,473,696	2,535,947
Selling, general and administrative expenses	1,004,548	940,797	2,008,066	1,912,717
Total costs and operating expenses	2,191,559	2,126,044	4,481,762	4,448,664
Operating income	168,022	194,422	459,496	506,219
Interest income	3,583	2,236	7,101	4,244
Interest expense	(24,190)	(23,630)	(47,896)	(45,658)
Other income (expense), net	(1,653)	1,501	(1,720)	2,793
Income from continuing operations before income taxes	145,762	174,529	416,981	467,598
Income taxes	30,897	38,036	87,437	89,170
Income from continuing operations	114,865	136,493	329,544	378,428
Loss from discontinued operations, net of tax	(4,976)	(85,478)	(10,492)	(67,144)
Net income	$109,889	$51,015	$319,052	$311,284
Earnings (loss) per common share - basic
Continuing operations	$0.29	$0.33	$0.81	$0.90
Discontinued operations	(0.01)	(0.21)	(0.03)	(0.16)
Total earnings per common share - basic	$0.28	$0.12	$0.79	$0.74
Earnings (loss) per common share - diluted
Continuing operations	$0.29	$0.32	$0.81	$0.89
Discontinued operations	(0.01)	(0.20)	(0.03)	(0.16)
Total earnings per common share - diluted	$0.27	$0.12	$0.78	$0.73
Cash dividends per common share	$0.42	$0.37	$0.84	$0.74
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June		Six Months Ended June
	2017	2016	2017	2016
Net income	$109,889	$51,015	$319,052	$311,284
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	87,343	(73,489)	135,168	44,068
Less income tax effect	21,729	1,166	26,202	(1,112)
Defined benefit pension plans
Amortization of net deferred actuarial losses	10,002	16,319	21,384	32,625
Amortization of deferred prior service costs	645	645	1,357	1,292
Current year actuarial gains (losses) and curtailment loss	—	—	20,996	—
Less income tax effect	(4,015)	(6,951)	(16,129)	(13,020)
Derivative financial instruments
Gains (losses) arising during the period	(56,339)	39,049	(66,433)	23,266
Less income tax effect	7,863	(14,916)	10,423	(8,831)
Reclassification to net income for (gains) losses realized	(11,319)	(21,024)	(27,810)	(59,319)
Less income tax effect	1,534	8,031	5,708	22,798
Other comprehensive income (loss)	57,443	(51,170)	110,866	41,767
Comprehensive income (loss)	$167,332	$(155)	$429,918	$353,051
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June
	2017	2016
Operating activities
Net income	$319,052	$311,284
Adjustments to reconcile net income to cash (used) provided by operating activities:
Depreciation and amortization	131,908	137,472
Stock-based compensation	34,461	41,560
Provision for doubtful accounts	6,483	10,573
Pension expense in excess of contributions	12,987	19,961
Loss on sale of businesses	5,186	100,556
Other, net	30,836	(18,958)
Changes in operating assets and liabilities:
Accounts receivable	43,271	124,934
Inventories	(207,984)	(215,617)
Accounts payable	(158,133)	(180,457)
Income taxes	(127,039)	(162,857)
Accrued liabilities	(70,129)	(83,050)
Other assets and liabilities	(25,445)	(68,813)
Cash (used) provided by operating activities	(4,546)	16,588
Investing activities
Proceeds from sale of businesses, net of cash sold	208,215	—
Capital expenditures	(78,211)	(82,642)
Software purchases	(33,731)	(17,361)
Other, net	(7,148)	(1,297)
Cash provided (used) by investing activities	89,125	(101,300)
Financing activities
Net increase in short-term borrowings	894,708	954,424
Payments on long-term debt	(1,821)	(11,536)
Payment of debt issuance costs	—	(327)
Purchases of treasury stock	(1,200,304)	(833,846)
Cash dividends paid	(337,606)	(309,583)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	14,713	12,417
Cash used by financing activities	(630,310)	(188,451)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(8,355)	8,342
Net change in cash, cash equivalents and restricted cash	(554,086)	(264,821)
Cash, cash equivalents and restricted cash – beginning of year	1,231,026	946,396
Cash, cash equivalents and restricted cash – end of period	$676,940	$681,575

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$672,542	$676,262
Other current assets	3,716	4,583
Other assets	682	730
Total cash, cash equivalents and restricted cash	$676,940	$681,575
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Stock				Retained Earnings
	Shares	Amounts
Balance, December 2015	426,614,274	$106,654	$3,192,675	$(1,043,222)	$3,128,731
Net income	—	—	—	—	1,074,106
Dividends on Common Stock	—	—	—	—	(635,994)
Purchase of treasury stock	(15,932,075)	(3,983)	—	—	(996,485)
Stock-based compensation, net	3,330,755	832	140,748	—	(24,900)
Foreign currency translation and other	—	—	—	(76,410)	—
Defined benefit pension plans	—	—	—	69,498	—
Derivative financial instruments	—	—	—	8,671	—
Balance, December 2016	414,012,954	103,503	3,333,423	(1,041,463)	2,545,458
Adoption of new accounting standard	—	—	—	—	(237,764)
Net income	—	—	—	—	319,052
Dividends on Common Stock	—	—	—	—	(337,606)
Purchase of treasury stock	(22,212,322)	(5,553)	—	—	(1,194,751)
Stock-based compensation, net	1,508,052	377	65,478	—	(16,681)
Foreign currency translation and other	—	—	—	161,370	—
Defined benefit pension plans	—	—	—	27,608	—
Derivative financial instruments	—	—	—	(78,112)	—
Balance, June 2017	393,308,684	$98,327	$3,398,901	$(930,597)	$1,077,708
See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A – Basis of Presentation
VF Corporation (together with its subsidiaries, collectively known as “VF” or “the Company”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended June 2017, December 2016 and June 2016 relate to the fiscal periods ended on July 1, 2017, December 31, 2016 and July 2, 2016, respectively. During the first quarter of 2017, the Company approved a change in fiscal year end to the Saturday closest to March 31 from the Saturday closest to December 31. Accordingly, the Company’s 2017 fiscal year will end as planned on December 30, 2017, followed by a three-month transition period from December 31, 2017 through March 31, 2018. The Company’s next fiscal year will run from April 1, 2018 through March 30, 2019 (“fiscal 2019”).
On April 28, 2017, VF completed the sale of its Licensed Sports Group (“LSG”) business. As a result, VF has reported the operating results for this business in the loss from discontinued operations, net of tax line in the Consolidated Statements of Income for all periods presented. In addition, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets through the date of sale. In conjunction with the LSG divestiture, VF executed its plan to entirely exit the licensing business and hold the assets of the JanSport® brand collegiate licensing business for sale. During the first quarter of 2017, VF began to separately report the results of our JanSport® brand collegiate business as discontinued operations in our Consolidated Statements of Income, and present the related assets as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented.
In addition, VF completed the sale of its Contemporary Brands coalition on August 26, 2016, and has reported the operating results for this business in the loss from discontinued operations, net of tax line in the Consolidated Statements of Income for the three and six months ended June 2016. The related assets and liabilities have been reported as current assets and liabilities of discontinued operations in the Consolidated Balance Sheet at June 2016. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note B for additional information on discontinued operations.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the December 2016 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended June 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 30, 2017. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2016 (“2016 Form 10-K”).
Note B – Discontinued Operations
The Company continuously assesses the composition of our portfolio to ensure it is aligned with our strategic objectives and positioned to maximize growth and return to our shareholders.
Divestiture of the Licensing Business
On April 28, 2017, VF completed the sale of LSG to Fanatics, Inc. for $225.0 million in cash, subject to working capital adjustments.  LSG includes the Majestic® brand, which supplies apparel and fanware through licensing agreements with U.S. and international professional sports leagues and teams, and was previously included within our Imagewear coalition. Under the terms of the transition services agreement, the Company will provide certain support services for periods ranging from three to 24 months from the closing date of the transaction. Revenue and expense items associated with the transition services are primarily recorded in the Imagewear coalition.
Through the end of the second quarter of 2017, VF has received net proceeds of $208.2 million and recorded an estimated after-tax loss on sale of $4.4 million, which is included in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income for the first six months of 2017. The adjustment to the estimated after-tax loss on sale was $3.0 million in the second quarter of 2017. VF expects to finalize the working capital adjustments during the third quarter of 2017.

Beginning in the first quarter of 2017, VF has reported the results of LSG in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income; accordingly the results have been excluded from continuing operations and segment results for all periods presented. The LSG results, including the estimated loss on sale, recorded in the loss from discontinued operations, net of tax line item were losses of $4.6 million and $4.9 million for the second quarter and first six months of 2017, respectively, and income of $11.8 million and $27.0 million for the second quarter and first six months of 2016, respectively. Prior to the sale, the related assets and liabilities of LSG were reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.
In conjunction with the LSG divestiture, VF executed its plan to entirely exit all of its licensing businesses, and has classified the assets of the JanSport® brand collegiate business as held-for-sale in VF’s Consolidated Balance Sheets for all periods presented. The assets of the JanSport® brand collegiate business are recorded at their fair value of $0.3 million at June 2017.
Management determined that the expected sale of the JanSport® brand collegiate business met the criteria for presentation as discontinued operations in the first quarter of 2017. Accordingly, the results of the JanSport® brand collegiate business have been presented as discontinued operations in VF’s Consolidated Statements of Income beginning in the first quarter of 2017, and thus have been excluded from continuing operations and segment results for all periods presented. The JanSport® brand collegiate results, including the estimated loss on sale, recorded in the loss from discontinued operations, net of tax line item were losses of $0.4 million and $5.6 million for the second quarter and first six months of 2017, respectively, and losses of $0.0 million and $0.3 million for the second quarter and first six months of 2016, respectively. The JanSport® brand collegiate business was previously included within our Outdoor & Action Sports coalition.
Certain corporate overhead and other costs previously allocated to the licensing business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations.
Divestiture of the Contemporary Brands Coalition
On August 26, 2016, VF completed the sale of its Contemporary Brands coalition to Delta Galil Industries, Ltd. for $116.9 million. The Contemporary Brands coalition included the businesses of the 7 For All Mankind®, Splendid®, and Ella Moss® brands (the “Businesses”) and was previously disclosed as a separate reportable segment of VF.
The transaction resulted in an after-tax loss on sale of $104.4 million, $100.6 million of which was included in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income for the second quarter and first half of 2016.
VF has reported the results of the Businesses as discontinued operations for the second quarter and first six months of 2016 and excluded them from continuing operations and segment results. The results of the Businesses, including the loss on sale, recorded in the loss from discontinued operations, net of tax line item for the second quarter and first six months of 2016 were losses of $97.3 million and $93.9 million, respectively. The assets and liabilities of the Businesses have been reported as current assets and liabilities of discontinued operations in the Consolidated Balance Sheet at June 2016.
VF is providing certain support services under transition services agreements for a limited period of time. These support services did not have a material impact on VF’s Consolidation Statement of Income for the six months ended June 2017.

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items included in the loss from discontinued operations for the divestitures of the Licensing Business and Contemporary Brands coalition:

	Three Months Ended June		Six Months Ended June
In thousands	2017	2016	2017	2016
Revenues	$32,495	$195,072	$153,825	$399,955
Cost of goods sold	26,371	113,033	114,592	234,339
Selling, general and administrative expenses	9,081	62,738	34,718	121,860
Interest expense, net	(7)	(27)	(25)	(162)
Other income (expense), net	—	(2)	—	(4)
Income (loss) from discontinued operations before income taxes	(2,964)	19,272	4,490	43,590
Estimated loss on the sale of discontinued operations before income taxes	(6,386)	(149,836)	(9,917)	(149,836)
Total loss from discontinued operations before income taxes	(9,350)	(130,564)	(5,427)	(106,246)
Income tax (expense) benefit(a)	4,374	45,086	(5,065)	39,102
Loss from discontinued operations, net of tax	$(4,976)	$(85,478)	$(10,492)	$(67,144)

(a)
Income tax (expense) benefit for the three and six months ended June 2017 includes $1.1 million and $8.6 million, respectively, of deferred tax expense related to GAAP and tax basis differences for LSG.

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented.

In thousands	June 2017	December 2016	June 2016
Accounts receivable, net	$—	$36,285	$68,803
Inventories	—	98,025	166,448
Other current assets, including cash and equivalents	—	1,535	6,290
Property, plant and equipment	315	13,640	53,702
Intangible assets	—	42,427	210,814
Goodwill	—	28,636	28,636
Other assets	—	692	3,923
Allowance to reduce assets to estimated fair value, less costs to sell	—	—	(149,836)
Total assets of discontinued operations(a)	$315	$221,240	$388,780
Accounts payable	$—	$21,674	$30,339
Accrued liabilities	—	13,531	10,512
Other liabilities	—	791	11,365
Deferred income tax liabilities(b)	—	(4,081)	(4,140)
Total liabilities of discontinued operations(a)	$—	$31,915	$48,076

(a)	Amounts at December 2016 and June 2016 have been classified as current and long-term in the Consolidated Balance Sheets for the licensing business.

(b)	Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures and operating noncash items for any periods presented. Depreciation and amortization expense was $3.0 million and $8.1 million for the six months ended June 2017 and 2016, respectively.

Note C – Sale of Accounts Receivable
VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $367.5 million of VF’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the first six months of 2017, VF sold total accounts receivable of $584.8 million. As of June 2017, December 2016 and June 2016, $199.3 million, $209.5 million and $237.2 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in the other income (expense), net line item in the Consolidated Statements of Income, and was $1.0 million and $1.9 million for the second quarter and first six months of 2017, respectively, and $0.9 million and $1.7 million for the second quarter and first six months of 2016, respectively. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.
Note D – Inventories

In thousands	June 2017	December 2016	June 2016
Finished products	$1,511,930	$1,278,504	$1,479,644
Work-in-process	101,728	97,725	92,930
Raw materials	99,314	95,071	95,321
Total inventories	$1,712,972	$1,471,300	$1,667,895
Note E – Intangible Assets

			June 2017			December 2016
In thousands	Weighted Average Amortization Period	Amortization Methods	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$258,849	$127,868	$130,981	$128,422
License agreements	28 years	Accelerated and straight-line	109,146	61,134	48,012	49,682
Trademark	16 years	Straight-line	58,132	5,450	52,682	54,499
Other	9 years	Straight-line	9,465	3,485	5,980	3,297
Amortizable intangible assets, net					237,655	235,900
Indefinite-lived intangible assets:
Trademarks and trade names					1,657,632	1,561,371
Intangible assets, net					$1,895,287	$1,797,271
Amortization expense for the second quarter and first six months of 2017 was $5.4 million and $10.7 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five 12-month periods beginning in 2017 is $21.5 million, $20.9 million, $20.3 million, $19.4 million and $18.5 million, respectively.
Note F – Goodwill
Changes in goodwill are summarized by business segment as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Total
Balance, December 2016	$1,310,133	$210,765	$30,111	$157,314	$1,708,323
Currency translation	22,781	5,303	—	—	28,084
Balance, June 2017	$1,332,914	$216,068	$30,111	$157,314	$1,736,407
Accumulated impairment charges were $82.7 million for the Outdoor & Action Sports coalition and $58.5 million for the Sportswear coalition as of the dates presented above. No impairment charges were recorded in the first six months of 2017.

Note G – Pension Plans
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2017	2016	2017	2016
Service cost – benefits earned during the period	$6,115	$6,507	$12,531	$12,956
Interest cost on projected benefit obligations	14,709	17,041	29,524	34,075
Expected return on plan assets	(23,797)	(24,926)	(47,152)	(49,845)
Amortization of deferred amounts:
Net deferred actuarial losses	10,002	16,319	21,384	32,625
Deferred prior service costs	645	645	1,357	1,292
Net periodic pension cost	$7,674	$15,586	$17,644	$31,103
VF contributed $4.7 million to its defined benefit plans during the first six months of 2017, and intends to make approximately $10.1 million of additional contributions during the remainder of 2017.
In conjunction with the sale of the Licensing Business, the Company recognized a $1.1 million pension curtailment loss in the loss from discontinued operations, net of tax line item in the Consolidated Statement of Income in the first six months of 2017.
Note H – Capital and Accumulated Other Comprehensive Loss
During the first six months of 2017, the Company purchased 22.2 million shares of Common Stock in open market transactions for $1.2 billion under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first six months of 2017, VF restored 22.3 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of June 2017, December 2016 or June 2016. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first half of 2017, the Company purchased 5,700 shares of Common Stock in open market transactions for $0.3 million. Balances related to shares held for deferred compensation plans were as follows:

In thousands, except share amounts	June 2017	December 2016	June 2016
Shares held for deferred compensation plans	343,975	439,667	477,867
Cost of shares held for deferred compensation plans	$4,167	$5,464	$5,754
Accumulated Other Comprehensive Loss
Comprehensive income consists of net income and specified components of other comprehensive income (“OCI”), which relates to changes in assets and liabilities that are not included in net income under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income is presented in the Consolidated Statements of Comprehensive Income (Loss). The deferred components of OCI are reported, net of related income taxes, in accumulated OCI in stockholders’ equity, as follows:

In thousands	June 2017	December 2016	June 2016
Foreign currency translation and other	$(633,209)	$(794,579)	$(675,213)
Defined benefit pension plans	(275,089)	(302,697)	(351,298)
Derivative financial instruments	(22,299)	55,813	25,056
Accumulated other comprehensive loss	$(930,597)	$(1,041,463)	$(1,001,455)

The changes in accumulated OCI, net of related taxes, are as follows:

	Three Months Ended June 2017
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2017	$(742,281)	$(281,721)	$35,962	$(988,040)
Other comprehensive income (loss) before reclassifications	109,072	—	(48,476)	60,596
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,632	(9,785)	(3,153)
Net other comprehensive income (loss)	109,072	6,632	(58,261)	57,443
Balance, June 2017	$(633,209)	$(275,089)	$(22,299)	$(930,597)

	Three Months Ended June 2016
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2016	$(602,890)	$(361,311)	$13,916	$(950,285)
Other comprehensive income (loss) before reclassifications	(72,323)	—	24,133	(48,190)
Amounts reclassified from accumulated other comprehensive income (loss)	—	10,013	(12,993)	(2,980)
Net other comprehensive income (loss)	(72,323)	10,013	11,140	(51,170)
Balance, June 2016	$(675,213)	$(351,298)	$25,056	$(1,001,455)

	Six Months Ended June 2017
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2016	$(794,579)	$(302,697)	$55,813	$(1,041,463)
Other comprehensive income (loss) before reclassifications	161,370	12,253	(56,010)	117,613
Amounts reclassified from accumulated other comprehensive income (loss)	—	15,355	(22,102)	(6,747)
Net other comprehensive income (loss)	161,370	27,608	(78,112)	110,866
Balance, June 2017	$(633,209)	$(275,089)	$(22,299)	$(930,597)

	Six Months Ended June 2016
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2015	$(718,169)	$(372,195)	$47,142	$(1,043,222)
Other comprehensive income (loss) before reclassifications	42,956	—	14,435	57,391
Amounts reclassified from accumulated other comprehensive income (loss)	—	20,897	(36,521)	(15,624)
Net other comprehensive income (loss)	42,956	20,897	(22,086)	41,767
Balance, June 2016	$(675,213)	$(351,298)	$25,056	$(1,001,455)

Reclassifications out of accumulated OCI are as follows:

In thousands	Affected Line Item in the Consolidated Statements of Income	Three Months Ended June		Six Months Ended June
Details About Accumulated Other Comprehensive Income (Loss) Components
		2017	2016	2017	2016
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(10,002)	$(16,319)	$(21,384)	$(32,625)
Deferred prior service costs	(a)	(645)	(645)	(1,357)	(1,292)
Pension curtailment loss	Loss from discontinued operations, net of tax	—	—	(1,105)	—
	Total before tax	(10,647)	(16,964)	(23,846)	(33,917)
	Tax benefit	4,015	6,951	8,491	13,020
	Net of tax	(6,632)	(10,013)	(15,355)	(20,897)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	7,047	2,284	13,460	(2,679)
Foreign exchange contracts	Cost of goods sold	5,653	20,772	16,927	64,609
Foreign exchange contracts	Selling, general and administrative expenses	(243)	(1,535)	(330)	(2,513)
Foreign exchange contracts	Other income (expense), net	37	624	86	2,127
Interest rate contracts	Interest expense	(1,175)	(1,121)	(2,333)	(2,225)
	Total before tax	11,319	21,024	27,810	59,319
	Tax expense	(1,534)	(8,031)	(5,708)	(22,798)
	Net of tax	9,785	12,993	22,102	36,521
Total reclassifications for the period	Net of tax	$3,153	$2,980	$6,747	$15,624

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (refer to Note G for additional details).
Note I – Stock-based Compensation
During the second quarter of 2017, VF did not grant any stock-based compensation awards.
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
Also during the first quarter of 2017, VF granted 597,121 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year period. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period. The fair market value of VF Common Stock at the date the units were granted was $53.47 per share.

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
Note J – Income Taxes
The effective income tax rate for the first half of 2017 was 21.0% compared to 19.1% in the first half of 2016. Discrete tax items had no net impact on the effective tax rate for the first six months of 2017, as a $4.9 million tax benefit related to stock compensation was fully offset by $3.0 million of net tax expense related to unrecognized tax benefits and interest, and $1.9 million of discrete tax expense related to the effects of tax rate changes. The first six months of 2016 included a net discrete tax benefit of $17.1 million, which included a $17.4 million tax benefit related to the early adoption of the accounting standards update on stock compensation, $3.8 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest and $4.1 million of discrete tax expense related to the effects of tax rate changes. The $17.1 million net discrete tax benefit in 2016 reduced the effective income tax rate by 3.6%. Without discrete items, the effective income tax rate for the first half of 2017 decreased by 1.7% compared with the 2016 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of early adopting the accounting standards update regarding intra-entity asset transfers.
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
During the first half of 2017, the amount of net unrecognized tax benefits and associated interest increased by $8.1 million to $158.7 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $28.1 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $25.1 million would reduce income tax expense.

Note K – Business Segment Information
VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended June		Six Months Ended June
In thousands	2017	2016	2017	2016
Coalition revenues:
Outdoor & Action Sports	$1,466,187	$1,412,751	$3,144,997	$3,051,836
Jeanswear	600,807	629,180	1,248,249	1,339,770
Imagewear	150,008	134,830	284,974	276,641
Sportswear	114,259	114,875	212,576	233,272
Other	28,320	28,830	50,462	53,364
Total coalition revenues	$2,359,581	$2,320,466	$4,941,258	$4,954,883
Coalition profit: (a)
Outdoor & Action Sports	$121,773	$123,253	$352,717	$351,363
Jeanswear	84,757	108,843	202,776	246,137
Imagewear	25,572	24,377	49,972	50,516
Sportswear	11,345	6,300	10,276	11,076
Other	(293)	(574)	(2,488)	(3,182)
Total coalition profit	243,154	262,199	613,253	655,910
Corporate and other expenses (a)	(76,785)	(66,276)	(155,477)	(146,898)
Interest expense, net	(20,607)	(21,394)	(40,795)	(41,414)
Income from continuing operations before income taxes	$145,762	$174,529	$416,981	$467,598

(a)
Certain corporate overhead and other costs of $6.0 million and $12.2 million for the three and six-month periods ended June 2016, previously allocated to the Imagewear and Outdoor & Action Sports coalitions for segment reporting purposes, have been reallocated to continuing operations as discussed in Note B.

Note L – Earnings Per Share

	Three Months Ended June		Six Months Ended June
In thousands, except per share amounts	2017	2016	2017	2016
Earnings per share – basic:
Income from continuing operations	$114,865	$136,493	$329,544	$378,428
Weighted average common shares outstanding	397,065	415,991	404,527	418,870
Earnings per share from continuing operations	$0.29	$0.33	$0.81	$0.90
Earnings per share – diluted:
Income from continuing operations	$114,865	$136,493	$329,544	$378,428
Weighted average common shares outstanding	397,065	415,991	404,527	418,870
Incremental shares from stock options and other dilutive securities	3,447	6,068	3,709	6,726
Adjusted weighted average common shares outstanding	400,512	422,059	408,236	425,596
Earnings per share from continuing operations	$0.29	$0.32	$0.81	$0.89
Outstanding options to purchase 10.3 million and 10.4 million shares of Common Stock were excluded from the calculations of diluted earnings per share for the three and six-month periods ended June 2017, respectively, and options to purchase 5.4 million shares were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended June 2016, because the effect of their inclusion would have been antidilutive to those periods. In addition, 1.1 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended June 2017, and 1.0 million and 1.1 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and six-month periods ended June 2016, respectively, because these units were not considered to be contingent outstanding shares in those periods.
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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
In thousands		Level 1	Level 2	Level 3
June 2017
Financial assets:
Cash equivalents:
Money market funds	$363,279	$363,279	$—	$—
Time deposits	12,342	12,342	—	—
Derivative financial instruments	36,265	—	36,265	—
Investment securities	205,079	190,380	14,699	—
Financial liabilities:
Derivative financial instruments	52,634	—	52,634	—
Deferred compensation	236,413	—	236,413	—
December 2016
Financial assets:
Cash equivalents:
Money market funds	$840,842	$840,842	$—	$—
Time deposits	14,774	14,774	—	—
Derivative financial instruments	103,340	—	103,340	—
Investment securities	196,738	179,673	17,065	—
Financial liabilities:
Derivative financial instruments	25,574	—	25,574	—
Deferred compensation	232,214	—	232,214	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first half of 2017 or the year ended December 2016.
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
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2017 and December 2016, their carrying values approximated their fair values. Additionally, at June 2017 and December 2016, the carrying values of VF’s long-term debt, including the current portion, were $2,365.4 million and $2,292.9 million, respectively, compared with fair values of $2,572.0 million and $2,486.6 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Note N – Derivative Financial Instruments and Hedging Activities
Summary of Derivative Financial Instruments
All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.4 billion at June 2017, $2.2 billion at December 2016 and $2.4 billion at June 2016, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Japanese yen, Swedish krona, Polish zloty and Turkish lira. Derivative contracts have maturities up to 24 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	June 2017	December 2016	June 2016	June 2017	December 2016	June 2016
Foreign currency exchange contracts designated as hedging instruments	$36,265	$103,340	$91,691	$(52,447)	$(25,292)	$(33,171)
Foreign currency exchange contracts not designated as hedging instruments	—	—	—	(187)	(282)	(280)
Total derivatives	$36,265	$103,340	$91,691	$(52,634)	$(25,574)	$(33,451)
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

	June 2017		December 2016		June 2016
In thousands	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$36,265	$(52,634)	$103,340	$(25,574)	$91,691	$(33,451)
Gross amounts not offset in the Consolidated Balance Sheets	(31,054)	31,054	(22,341)	22,341	(20,145)	20,145
Net amounts	$5,211	$(21,580)	$80,999	$(3,233)	$71,546	$(13,306)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

In thousands	June 2017	December 2016	June 2016
Other current assets	$30,780	$84,519	$78,021
Accrued liabilities	(32,299)	(18,574)	(27,329)
Other assets	5,485	18,821	13,670
Other liabilities	(20,335)	(7,000)	(6,122)

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended June		Gain (Loss) on Derivatives Recognized in OCI Six Months Ended June
Cash Flow Hedging Relationships	2017	2016	2017	2016
Foreign currency exchange	$(56,339)	$39,049	$(66,433)	$23,266

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended June		Gain (Loss) Reclassified from Accumulated OCI into Income Six Months Ended June
Location of Gain (Loss)	2017	2016	2017	2016
Net sales	$7,047	$2,284	$13,460	$(2,679)
Cost of goods sold	5,653	20,772	16,927	64,609
Selling, general and administrative expenses	(243)	(1,535)	(330)	(2,513)
Other income (expense), net	37	624	86	2,127
Interest expense	(1,175)	(1,121)	(2,333)	(2,225)
Total	$11,319	$21,024	$27,810	$59,319
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

In thousands Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended June		Gain (Loss) on Derivatives Recognized in Income Six Months Ended June
		2017	2016	2017	2016
Foreign currency exchange	Cost of goods sold	$359	$(769)	$633	$735
Foreign currency exchange	Other income (expense), net	(1,270)	199	(1,739)	(1,086)
Total		$(911)	$(570)	$(1,106)	$(351)
Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and six-month periods ended June 2017 and June 2016.
At June 2017, accumulated OCI included $6.6 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $20.3 million at June 2017, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.2 million and $2.3 million of net deferred losses from accumulated OCI into interest expense for the three and six-month periods ended June 2017 and June 2016, respectively. VF expects to reclassify $4.8 million to interest expense during the next 12 months.
Net Investment Hedge
The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three and six-month periods ended June 2017, the Company recognized an after-tax loss of $37.3 million and $45.1 million, respectively, in OCI related to the net investment hedge. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedge during the three and six-month periods ended June 2017.
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
In November 2016, the FASB issued an update that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The Company early adopted this guidance in the first quarter of 2017 on a retrospective basis and the Consolidated Statements of Cash Flows included herein reflect $4.4 million and $5.5 million of restricted cash for June 2017 and June 2016, respectively. The Company’s restricted cash is generally held as collateral for certain transactions.
Recently Issued Accounting Standards
In May 2014, the FASB issued a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The standard prescribes a five-step approach to revenue recognition: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. This guidance will be effective for VF in the first quarter of fiscal 2019 with early adoption permitted. A cross-functional implementation team has completed VF’s impact analysis and is commencing the disclosure assessment phase of the project. The new guidance is not expected to have a material impact on VF’s significant revenue streams within the wholesale, direct-to-consumer and royalty channels. VF is in the process of concluding on the impact on less significant revenue streams within those channels. The Company expects to adopt the new standard utilizing the modified retrospective method in the first quarter of fiscal 2019.
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
In February 2016, the FASB issued a new accounting standard on leasing. This new standard will require companies to record most leased assets and liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. The Company has formed a cross-functional implementation team to address the standard and has started the design and assessment phase of the project. This guidance will be effective for VF in the first quarter of fiscal 2020 with early adoption permitted. The standard requires use of the modified retrospective transition approach. Given the Company’s significant number of leases, VF expects this standard will have a material impact on VF’s Consolidated Balance Sheets but does not expect it to have a material impact on the Consolidated Statements of Income. The Company expects to adopt the new standard in the first quarter of fiscal 2020.
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
In March 2017, the FASB issued an update which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest cost, expected return on plan assets, amortization of prior service costs or credits and actuarial gains and losses) separately and outside of operating income. The amendments in this update specify that only the service cost component is eligible for capitalization, which is consistent with VF’s current practice. The presentation change in the Consolidated Statements of Income will be applied on a retrospective basis. This guidance will be effective for VF beginning in the first quarter of fiscal 2019. Upon adoption, VF will reclassify the other components of net periodic benefit costs from the selling, general and administrative expenses line item in the Consolidated Statements of Income. Except for the reclassification within the Consolidated Statements of Income noted above, the Company does not expect the adoption of this accounting guidance to have a significant impact on VF’s consolidated financial statements.
In May 2017, the FASB issued an update that amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. This guidance will be effective for VF beginning in the first quarter of fiscal 2019 with early adoption permitted. The guidance is required to be applied prospectively to an award modified on or after the adoption date. The Company will apply this guidance to any future changes made to the terms or conditions of share-based payment awards after adoption but does not expect it to have a significant impact on VF’s consolidated financial statements.

Note P — Restructuring
In the fourth quarter of 2016, VF leadership approved restructuring charges related to cost alignment initiatives, and recognized $58.1 million of restructuring charges. The Company did not recognize additional costs associated with these actions in the first six months of 2017 and does not expect to recognize significant additional costs relating to these actions for the remainder of 2017. The Company expects a substantial amount of the restructuring activities to be completed by the end of 2017.
The activity in the restructuring accrual for the six-month period ended June 2017 is as follows:

In thousands	Severance	Other	Total
Amounts recorded in accrued liabilities at December 2016	$52,720	$878	$53,598
Cash payments	(15,686)	—	(15,686)
Adjustments to accruals	(2,171)	—	(2,171)
Currency translation	873	—	873
Amounts recorded in accrued liabilities at June 2017	$35,736	$878	$36,614
Note Q – Subsequent Events
On July 20, 2017, VF’s Board of Directors declared a quarterly cash dividend of $0.42 per share, payable on September 18, 2017 to stockholders of record on September 8, 2017.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
VF Corporation (together with its subsidiaries, collectively known as “VF” or “the Company”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended June 2017, December 2016 and June 2016 relate to the fiscal periods ended on July 1, 2017, December 31, 2016 and July 2, 2016, respectively. During the first quarter of 2017, the Company approved a change in fiscal year end to the Saturday closest to March 31 from the Saturday closest to December 31. Accordingly, the Company’s 2017 fiscal year will end as planned on December 30, 2017, followed by a three-month transition period from December 31, 2017 through March 31, 2018. The Company’s next fiscal year will run from April 1, 2018 through March 30, 2019 (“fiscal 2019”).
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
On April 28, 2017, VF completed the sale of its Licensed Sports Group (“LSG”) business. As a result, VF has reported the operating results for this business in the loss from discontinued operations, net of tax line in the Consolidated Statements of Income for all periods presented. In addition, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets through the date of sale. In conjunction with the LSG divestiture, VF executed its plan to entirely exit the licensing business and has included the operating results of the JanSport® brand collegiate business as discontinued operations in our Consolidated Statements of Income, and presented the related assets as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented.
In addition, VF completed the sale of its Contemporary Brands coalition on August 26, 2016, and has reported the operating results for this business in the loss from discontinued operations, net of tax line in the Consolidated Statements of Income for the three and six months ended June 2016. The related assets and liabilities have been reported as current assets and liabilities of discontinued operations in the Consolidated Balance Sheet at June 2016. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from VF’s continuing operations. Refer to Note B to VF’s consolidated financial statements for additional information on discontinued operations.
Highlights of the Second Quarter of 2017

•	Revenues were up 2% to $2.4 billion compared to the second quarter of 2016, including a negative 1% impact from foreign currency.

•	Outdoor & Action Sports coalition revenues increased 4% to $1.5 billion compared to the second quarter of 2016, including a negative 1% impact from foreign currency.

•
Direct-to-consumer revenues were up 13% over the 2016 quarter, including a negative 1% impact from foreign currency, and accounted for 32% of total revenues in the quarter. E-commerce revenues increased 34% in the quarter.

•	International revenues increased 4% compared to the 2016 quarter, including a 2% negative impact from foreign currency, and represented 35% of total revenues in the quarter.

•	Gross margin increased 80 basis points in the second quarter to 49.7%, including 80 basis points of negative impact from changes in foreign currency.

•	Earnings per share decreased 11% to $0.29 from $0.32 in the 2016 quarter, including an 11% unfavorable impact from foreign currency.

Analysis of Results of Operations
Consolidated Statements of Income
The following table presents a summary of the changes in total revenues from the comparable periods in 2016:

In millions	Second Quarter	Six Months
Total revenues — 2016	$2,320.5	$4,954.9
Operations	58.6	35.2
Impact of foreign currency	(19.5)	(48.8)
Total revenues — 2017	$2,359.6	$4,941.3
VF reported a 2% increase in revenues for the second quarter of 2017, while revenues were flat for the first six months of 2017 compared to the 2016 periods. The revenue results were driven by strength in the Outdoor & Action Sports and Imagewear coalitions and our direct-to-consumer and international businesses, offset by declines in the Jeanswear and Sportswear coalitions and a 1% negative impact from foreign currency for both periods. Excluding the negative impact from foreign currency, international sales grew in every region in both the second quarter and first six months of 2017.
Additional details on revenues are provided in the section titled “Information by Business Segment.”
The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Second Quarter		Six Months
	2017	2016	2017	2016
Gross margin (total revenues less cost of goods sold)	49.7%	48.9%	49.9%	48.8%
Selling, general and administrative expenses	42.6	40.5	40.6	38.6
Operating income	7.1%	8.4%	9.3%	10.2%
Gross margin increased 80 and 110 basis points in the second quarter and first half of 2017, respectively, compared to the 2016 periods. Foreign currency negatively impacted gross margin by approximately 80 and 70 basis points in the second quarter and first half of 2017, respectively. The improvement in gross margin for both periods was primarily due to pricing, lower product costs and a mix-shift to higher margin businesses.
Selling, general and administrative expenses as a percentage of total revenues increased 210 and 200 basis points during the second quarter and first six months of 2017, respectively, compared to the 2016 periods. The increases in both periods were primarily due to higher investments in our key growth priorities, which include direct-to-consumer, product innovation, demand creation and technology.
Net interest expense decreased $0.8 million and $0.6 million in the second quarter and first six months of 2017, respectively, compared to the 2016 periods. The decrease in net interest expense for both periods was due to a decrease in short-term borrowings and an increase in international short-term investments, partially offset by the issuance of €850.0 million of euro-denominated 0.625% fixed-rate notes in September 2016. Total outstanding debt averaged $2.8 billion in the first half of 2017 and $2.3 billion for the same period in 2016, with weighted average interest rates of 3.4% and 3.8% in the first six months of 2017 and 2016, respectively.
The effective income tax rate for the first half of 2017 was 21.0% compared to 19.1% in the first half of 2016. Discrete tax items had no net impact on the effective tax rate for the first six months of 2017, as a $4.9 million tax benefit related to stock compensation was fully offset by $3.0 million of net tax expense related to unrecognized tax benefits and interest, and $1.9 million of discrete tax expense related to the effects of tax rate changes. The first six months of 2016 included a net discrete tax benefit of $17.1 million, which included a $17.4 million tax benefit related to the early adoption of the accounting standards update on stock compensation, $3.8 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest and $4.1 million of discrete tax expense related to the effects of tax rate changes. The $17.1 million net discrete tax benefit in 2016 reduced the effective income tax rate by 3.6%. Without discrete items, the effective income tax rate for the first half of 2017 decreased by 1.7% compared to the 2016 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of early adopting the accounting standards update regarding intra-entity asset transfers.
As a result of the above, net income in the second quarter of 2017 was $114.9 million ($0.29 per share) compared to $136.5 million ($0.32 per share) in the 2016 period, and net income in the first half of 2017 was $329.5 million ($0.81 per share) compared to

$378.4 million ($0.89 per share) in the first half of 2016. Refer to additional discussion in the “Information by Business Segment” section below.
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
The following tables present a summary of the changes in coalition revenues and profit for the second quarter and first six months of 2017 from the comparable periods in 2016:
Coalition revenues

	Second Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Revenues — 2016	$1,412.8	$629.2	$134.8	$114.9	$28.8	$2,320.5
Operations	68.2	(24.1)	15.6	(0.6)	(0.5)	58.6
Impact of foreign currency	(14.8)	(4.3)	(0.4)	—	—	(19.5)
Revenues — 2017	$1,466.2	$600.8	$150.0	$114.3	$28.3	$2,359.6

	Six Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Revenues — 2016	$3,051.8	$1,339.8	$276.6	$233.3	$53.4	$4,954.9
Operations	130.7	(80.5)	8.6	(20.7)	(2.9)	35.2
Impact of foreign currency	(37.5)	(11.1)	(0.2)	—	—	(48.8)
Revenues — 2017	$3,145.0	$1,248.2	$285.0	$212.6	$50.5	$4,941.3
Coalition profit

	Second Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Profit — 2016	$123.3	$108.8	$24.4	$6.3	$(0.6)	$262.2
Operations	14.5	(22.1)	0.3	5.0	0.3	(2.0)
Impact of foreign currency	(16.0)	(1.9)	0.9	—	—	(17.0)
Profit — 2017	$121.8	$84.8	$25.6	$11.3	$(0.3)	$243.2

	Six Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Profit — 2016	$351.4	$246.1	$50.5	$11.1	$(3.2)	$655.9
Operations	31.4	(41.9)	(0.7)	(0.8)	0.7	(11.3)
Impact of foreign currency	(30.1)	(1.4)	0.2	—	—	(31.3)
Profit — 2017	$352.7	$202.8	$50.0	$10.3	$(2.5)	$613.3

The following section discusses the changes in revenues and profitability by coalition:
Outdoor & Action Sports

	Second Quarter			Six Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Coalition revenues	$1,466.2	$1,412.8	3.8%	$3,145.0	$3,051.8	3.1%
Coalition profit	121.8	123.3	(1.2)%	352.7	351.4	0.4%
Operating margin	8.3%	8.7%		11.2%	11.5%
Global revenues for Outdoor & Action Sports increased 4% in the second quarter of 2017 compared to 2016. Strong growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, was partially offset by lower revenues in the wholesale channel. Revenues in the Americas region increased 3% in the second quarter of 2017, driven by growth in North America. Revenues in the Asia-Pacific and Europe regions increased 11% and 1%, respectively, despite negative impacts from foreign currency of 2% and 3%, respectively.
Global revenues for Outdoor & Action Sports increased 3% in the first six months of 2017 compared to 2016. Strong growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, was partially offset by lower revenues in the wholesale channel. Revenues in the Americas region increased 3% in the first half of 2017, driven by growth in North America. Revenues in the Asia-Pacific and Europe regions increased 7% and 2%, respectively, despite negative impacts from foreign currency of 2% and 3%, respectively.
Vans® brand global revenues increased 8% and 7% in the second quarter and first six months of 2017, respectively, compared to the 2016 periods. The increase in both periods was due to strong operational growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, which was partially offset by declines in the wholesale channel and a negative 1% impact from foreign currency in both periods.
Global revenues for The North Face® brand increased 5% and 6% in the second quarter and first six months of 2017, respectively, as operational growth in the direct-to-consumer channel for both periods and growth in the wholesale channel for the first half of the year was partially offset by a negative 1% impact from foreign currency in both periods. Growth in the global direct-to-consumer channel in both the second quarter and year-to-date periods was driven by favorable comparable store sales and e-commerce results. Global wholesale revenue growth for The North Face® brand was tempered by U.S. retailer bankruptcies, which drove a 3% and 4% decrease in U.S. wholesale revenues in the second quarter and first six months of 2017, respectively.
Global revenues for the Timberland® brand increased 2% in the second quarter of 2017 due to growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, partially offset by a negative 1% impact from foreign currency. In the first six months of 2017, global revenues for the Timberland® brand decreased 2% due to declines in the wholesale channel, which more than offset e-commerce growth in the direct-to-consumer channel.
Global direct-to-consumer revenues for Outdoor & Action Sports grew 16% and 12% in the second quarter and first six months of 2017, respectively, compared to the 2016 periods. Growth in the direct-to-consumer channel for both periods was driven by an expanding e-commerce business and comparable store growth, partially offset by a negative 1% impact from foreign currency. Wholesale revenues were down 3% and 2% in the second quarter and first six months of 2017, respectively, driven by the above-mentioned bankruptcies in the U.S. and a negative 1% impact from foreign currency for both periods.
Operating margin declined 40 and 30 basis points in the second quarter and first six months of 2017, respectively, compared to the 2016 periods due to the negative impact from foreign currency in both periods. Excluding the impact of foreign currency, gross margin expansion, driven in both periods by a mix-shift to higher margin businesses, pricing and lower product costs, was offset by increased investments in direct-to-consumer, product development and innovation, demand creation and technology.

Jeanswear

	Second Quarter			Six Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Coalition revenues	$600.8	$629.2	(4.5)%	$1,248.2	$1,339.8	(6.8)%
Coalition profit	84.8	108.8	(22.1)%	202.8	246.1	(17.6)%
Operating margin	14.1%	17.3%		16.2%	18.4%
Global Jeanswear revenues decreased 5% and 7% in the second quarter and first six months of 2017, respectively, compared to the 2016 periods, as growth in the direct-to-consumer channel was more than offset by U.S. wholesale declines in the mass, mid-tier and department store channels. Specifically, our U.S. mass wholesale business has been impacted by a key customer’s inventory destocking decision and continued channel consolidation, which was partially mitigated by strong growth with our digital wholesale partners. Foreign currency unfavorably impacted revenues in both periods by 1%. Revenues in the Americas region decreased 5% and 8% in the second quarter and first six months of 2017, respectively, driven by softness in the wholesale channel. Revenues in the Asia-Pacific region decreased 5% and 4% in the second quarter and first half of 2017, respectively, due to declines in the wholesale channel and a negative 2% and 3% impact from foreign currency, respectively. European revenues decreased 1% in both the second quarter and first six months of 2017, primarily due to a negative 2% impact from foreign currency in both periods.
Global revenues for the Wrangler® brand decreased 2% and 6% in the second quarter and first six months of 2017, respectively, compared to the 2016 periods, as growth in the direct-to-consumer channel for both periods was more than offset by declines in the mass business in the second quarter and declines in the mass and western specialty businesses for the year-to-date period. Global revenues for the Lee® brand decreased 7% for both the second quarter and first six months of 2017, due to declines in the U.S. mid-tier and department store channels, which were partially offset by growth in the direct-to-consumer channel. Foreign currency negatively impacted Lee® brand global revenues by 1% in both the second quarter and first half of 2017.
Operating margin decreased 320 and 220 basis points in the second quarter and first six months of 2017, respectively, compared to the 2016 periods. The decrease in operating margin for the second quarter of 2017 was primarily due to lower revenues, gross margin contraction from higher product costs and unfavorable impacts from foreign currency. The decrease in operating margin for the first six months of 2017 was primarily attributable to lower revenues, which was partially offset by gross margin improvements that were driven by favorable impacts from foreign currency and a mix-shift to higher margin businesses.
Imagewear

	Second Quarter			Six Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Coalition revenues	$150.0	$134.8	11.3%	$285.0	$276.6	3.0%
Coalition profit	25.6	24.4	4.9%	50.0	50.5	(1.1)%
Operating margin	17.0%	18.1%		17.5%	18.3%
The Imagewear coalition consists of occupational apparel and uniform product categories including the Red Kap® and Bulwark® brand industrial businesses (the Image business) and the results of certain transition services related to the sale of LSG (the transition services) that commenced in the second quarter of 2017. These transition services contributed $12.5 million, or 9% and 4% of the revenue increase for the second quarter and first half of 2017, respectively.
Excluding the transition services, Imagewear revenues increased 2% in the second quarter and decreased 1% in the first six months of 2017. The revenue increase in the second quarter was driven by growth in our Bulwark® brand, which was fueled by increased oil and gas exploration activities and new product offerings, partially offset by lower revenues in our Red Kap® brand due to customer consolidations. Revenues decreased 1% in the first six months of 2017, compared to the 2016 period, as the shift in timing of orders from the first quarter of 2017 to the fourth quarter 2016 impacted year-to-date revenues.
Operating margin decreased 110 and 80 basis points in the second quarter and first six months of 2017, respectively, compared to the 2016 periods. The decrease in both periods was driven by the transition services activities, which have a lower gross margin than our Image business. Excluding the impact of the transition services, operating margin in the second quarter of 2017 decreased 10 basis points, primarily driven by higher selling, general and administrative expense that was partially offset by improved gross margin and higher revenues. Excluding the impact of the transition services, operating margin for the year-to-date period decreased 30 basis points, driven by lower revenues and partially offset by higher gross margin. Gross margin expansion in both periods was due to pricing, lower product cost and favorable foreign currency rates, partially offset by a mix-shift to lower margin businesses.

Sportswear

	Second Quarter			Six Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Coalition revenues	$114.3	$114.9	(0.5)%	$212.6	$233.3	(8.9)%
Coalition profit	11.3	6.3	80.1%	10.3	11.1	(7.2)%
Operating margin	9.9%	5.5%		4.8%	4.7%
In line with management’s expectations, Sportswear revenues decreased 1% and 9% in the second quarter and first six months of 2017, respectively, compared to the 2016 periods. Nautica® brand revenues decreased 5% and 13% in the second quarter and first six months of 2017, respectively, due to continued challenges in the U.S. department store channel, reduced in-store traffic and lower store counts due to management’s decision to close underperforming stores during 2016. Kipling® brand revenues in North America increased 13% and 7% in the second quarter and first six months of 2017, respectively, due to growth in the direct-to-consumer and wholesale channels.
Operating margin increased 440 and 10 basis points in the second quarter and first six months of 2017, respectively, compared to the 2016 periods. The increases in both periods were primarily due to gross margin improvement from lower product costs and lower selling, general and administrative expense.
Other

	Second Quarter			Six Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Coalition revenues	$28.3	$28.8	(1.8)%	$50.5	$53.4	(5.4)%
Coalition loss	(0.3)	(0.6)	49.0%	(2.5)	(3.2)	21.8%
Operating margin	(1.0)%	(2.0)%		(4.9)%	(6.0)%
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

	Second Quarter			Six Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Corporate and other expenses	$76.8	$66.3	15.9%	$155.5	$146.9	5.8%
Interest expense, net	20.6	21.4	(3.7)%	40.8	41.4	(1.5)%
Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarter costs and (iii) certain other income and expenses. The increases in corporate and other expenses in the second quarter and first six months of 2017 compared to the 2016 periods resulted primarily from investments in our key strategic growth initiatives, including our digital platform and technology. Certain corporate overhead costs previously allocated to the Imagewear and Outdoor & Action Sports coalitions for segment reporting purposes have been reallocated to continuing operations as discussed in Note B to the consolidated financial statements.
International Operations
International revenues increased 4% and 3% in the second quarter and first six months of 2017, respectively, compared to the 2016 periods. Foreign currency negatively impacted international revenue growth by 2% in both the second quarter and first six months of 2017. Revenues in Europe increased 1% in both the second quarter and first six months of 2017, reflecting operational growth partially offset by unfavorable foreign currency impacts of 3% for both periods. In the Asia-Pacific region, revenues increased 7% and 4% in the second quarter and first six months of 2017, respectively, primarily driven by growth across the region, particularly in China, that was partially offset by negative foreign currency impacts of 2% in both periods. Revenue growth in the Americas (non-U.S.) region increased 5% in both the second quarter and first six months of 2017. Operational growth in both periods was partially offset by weakening currencies in the region relative to the U.S. dollar that negatively impacted growth by 2% and 3% in the second quarter and first six months of 2017, respectively. International revenues were 35% of total revenues in both the second quarter of 2017 and 2016, and 39% and 38% of total revenues in the first six months of 2017 and 2016, respectively.
Direct-to-consumer Operations
Direct-to-consumer revenues grew 13% in the second quarter and 10% in the first six months of 2017, as both periods reflected growth in all regions and in nearly every brand with a retail format, partially offset by a negative 1% impact from foreign currency in both periods. The increase in direct-to-consumer revenues in both periods was due to comparable store growth for locations open at least twelve months at each reporting date, and an expanding e-commerce business which grew 34% and 29% in the second quarter and first six months of 2017, respectively. There were 1,510 VF-owned retail stores at the end of June 2017 compared to 1,461 at the end of June 2016. Direct-to-consumer revenues were 32% and 29% of total revenues in the second quarter of 2017 and 2016, respectively. Direct-to-consumer revenues were 30% of total revenues in the first six months of 2017 compared to 28% in the 2016 period.
Analysis of Financial Condition
Consolidated Balance Sheets
The following discussion refers to significant changes in balances at June 2017 compared to December 2016:

•	Increase in inventories — due to the seasonality of the business.

•	Increase in intangible assets — driven by the impact of foreign currency fluctuations.

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
The following discussion refers to significant changes in balances at June 2017 compared to June 2016:

•
Decrease in other assets — primarily due to the cumulative-effect adjustment to retained earnings of a deferred charge upon the early adoption of the accounting standards update regarding intra-entity asset transfers.

•	Decrease in short-term borrowings — due to repayment of commercial paper using proceeds from long-term debt.

•	Increase in the current portion of long-term debt — due to $250.0 million of long-term notes due in the fourth quarter of 2017.

•	Increase in long-term debt — due to the issuance of €850.0 million of euro-denominated 0.625% fixed-rate notes in the third quarter of 2016.
Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	June	December	June
Dollars in millions	2017	2016	2016
Working capital	$1,466.2	$2,407.1	$1,160.6
Current ratio	1.6 to 1	2.4 to 1	1.4 to 1
Debt to total capital	47.4%	31.9%	37.7%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at June 2017 compared to December 2016 was due to the increase in short-term borrowings. The increase in the debt to total capital ratio at June 2017 compared to June 2016 was primarily due to the increase in long-term borrowings, partially offset by the decrease in short-term borrowings. In addition, the debt to total capital ratio at June 2017 compared to both December 2016 and June 2016 was impacted by a reduction in stockholders’ equity due to the cumulative-effect adjustment to retained earnings upon the early adoption of the accounting standards update regarding intra-entity asset transfers, the payment of dividends and repurchases of stock.
The decrease in the current ratio at June 2017 compared to December 2016 was primarily driven by the increase in short-term borrowings. The increase in the current ratio at June 2017 compared to June 2016 was primarily driven by the decrease in short-term borrowings, partially offset by the increase in the current portion of long-term debt.
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
In summary, our cash flows were as follows:

	Six Months
In thousands	2017	2016
Cash (used) provided by operating activities	$(4,546)	$16,588
Cash provided (used) by investing activities	89,125	(101,300)
Cash used by financing activities	(630,310)	(188,451)
Cash (Used) Provided by Operating Activities
Cash flow provided by operating activities is dependent on net income, adjustments to net income and changes in working capital. The decrease in cash flows in the first six months of 2017 is primarily due to higher investments in our key growth priorities, which include direct-to-consumer, product innovation, demand creation and technology, partially offset by favorable changes in working capital for the first six months of 2017 compared to the first six months of 2016.
Cash Provided (Used) by Investing Activities
VF’s investing activities in the first six months of 2017 related primarily to $208.2 million of proceeds from the sale of LSG, partially offset by capital expenditures of $78.2 million and software purchases of $33.7 million. Capital expenditures decreased $4.4 million compared to the 2016 period. Software purchases increased $16.4 million compared to the 2016 period primarily due to system implementations and investments in our digital platform.
Cash Used by Financing Activities
The increase in cash used by financing activities during the first six months of 2017 compared to the 2016 period was driven by $366.5 million of incremental treasury stock purchases, a $59.7 million decrease in net cash generated by short-term borrowings and $28.0 million of incremental cash dividends paid. Short-term borrowings support general corporate purposes and share repurchases, and outstanding balances may vary from period to period depending on the level of corporate requirements.
During the first six months of 2017, VF purchased 22.2 million shares of its Common Stock in open market transactions at a total cost of $1.2 billion (average price per share of $54.04) under the share repurchase programs authorized by VF’s Board of Directors in 2013 and 2017. During the first six months of 2016, VF purchased 13.2 million shares of its Common Stock in open market transactions at a total cost of $833.8 million (average price per share of $63.06).
In March 2017, VF’s Board of Directors approved a $5.0 billion share repurchase authorization, replacing the 2013 authorization. As of July 1, 2017, VF has purchased 14.0 million shares of its Common Stock in open market transactions at a total cost of $762.0 million (average price per share of $54.46) under the new share repurchase authorization, and had $4.2 billion remaining for future repurchases. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
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
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of June 2017 were $900.0 million and $16.0 million, respectively, leaving $1.3 billion available for borrowing against the Global Credit Facility at June 2017.
VF has $143.7 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $21.0 million and $23.2 million at June 2017 and June 2016, respectively.
VF has $250.0 million of 5.95% fixed-rate notes coming due in October of 2017. The repayment of these notes will likely be funded using a combination of operating cash flows and commercial paper borrowings.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of June 2017, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.
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
Management’s Discussion and Analysis in the 2016 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2016 that would require the use of funds. As of June 2017, there have been no material changes in the amounts disclosed in the 2016 Form 10-K, except as noted below:

•	Inventory purchase obligations increased by approximately $360.1 million at the end of June 2017 due to the seasonality of VF’s businesses.
In addition, the Company disclosed amounts for minimum royalty payment obligations as of December 2016, substantially all of which were related to the Licensing Business. These obligations were no longer commitments of VF as of the closing of the LSG sale transaction on April 28, 2017.
Management believes that VF’s cash balances and funds provided by operating activities, as well as its Global Credit Facility, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain the planned dividend payout rate and (iii) flexibility to meet investment opportunities that may arise.
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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to: foreign currency fluctuations; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends; evolving consumer preferences and changing patterns of consumer behavior; intense competition from online retailers; manufacturing and product innovation; increasing pressure on margins; VF’s ability to implement its business strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s and its customers’ and vendors’ ability to maintain the strength and security of information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; changes in tax liabilities; legal, regulatory, political and economic risks; and adverse or unexpected weather conditions. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
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
The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended July 1, 2017 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Second Quarter 2017	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Dollar Value of Shares that May Yet be Purchased Under the Program
April 2 – April 29, 2017	6,650,000	$55.34	6,650,000	4,632,000,200
April 30 – May 27, 2017	6,599,785	53.63	6,599,785	4,278,041,527
May 28 – July 1, 2017	743,148	53.89	743,148	4,237,993,373
Total	13,992,933		13,992,933

(1)	Includes 4,300 shares of Common Stock that were purchased during the quarter in connection with VF’s deferred compensation plans.
The VF Board of Directors approved a new $5.0 billion share repurchase authorization on March 29, 2017, which replaced all remaining shares under the 2013 authorization. VF began repurchasing shares under this new authorization during the second quarter of 2017.
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

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Chief Financial Officer)

Date: August 2, 2017	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President—Controller (Chief Accounting Officer)