Form 10-Q
period 2017-09-30
V F CORP
filed 2017-11-02
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 28, 2017, there were 395,149,073 shares of the registrant’s common stock outstanding.

VF CORPORATION

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 2017	December 2016	September 2016
ASSETS
Current assets
Cash and equivalents	$1,546,128	$1,227,862	$737,825
Accounts receivable, less allowance for doubtful accounts of: September 2017 – $21,469; December 2016 – $20,539; September 2016 – $22,654	1,851,430	1,161,393	1,736,521
Inventories	1,909,563	1,471,300	1,897,546
Other current assets	319,991	296,698	293,904
Current assets of discontinued operations	315	135,845	153,227
Total current assets	5,627,427	4,293,098	4,819,023
Property, plant and equipment, net	921,217	926,010	935,015
Intangible assets, net	1,936,522	1,797,271	1,925,955
Goodwill	1,642,873	1,708,323	1,769,838
Other assets	746,882	929,190	904,742
Other assets of discontinued operations	—	85,395	88,536
Total assets	$10,874,921	$9,739,287	$10,443,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,985,287	$26,029	$737,660
Current portion of long-term debt	253,831	253,689	3,643
Accounts payable	554,107	642,970	550,427
Accrued liabilities	1,028,170	827,507	860,383
Current liabilities of discontinued operations	—	35,205	25,083
Total current liabilities	3,821,395	1,785,400	2,177,196
Long-term debt	2,144,221	2,039,180	2,347,122
Other liabilities	971,885	977,076	1,049,353
Other liabilities of discontinued operations	—	(3,290)	(3,339)
Commitments and contingencies
Total liabilities	6,937,501	4,798,366	5,570,332
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2017, December 2016 or September 2016	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2017 – 394,502,698; December 2016 – 414,012,954; September 2016 – 413,682,259	98,626	103,503	103,421
Additional paid-in capital	3,456,661	3,333,423	3,313,077
Accumulated other comprehensive loss	(914,896)	(1,041,463)	(998,020)
Retained earnings	1,297,029	2,545,458	2,454,299
Total stockholders’ equity	3,937,420	4,940,921	4,872,777
Total liabilities and stockholders’ equity	$10,874,921	$9,739,287	$10,443,109
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September		Nine Months Ended September
	2017	2016	2017	2016
Net sales	$3,481,202	$3,298,484	$8,370,183	$8,200,228
Royalty income	27,616	29,232	79,893	82,371
Total revenues	3,508,818	3,327,716	8,450,076	8,282,599
Costs and operating expenses
Cost of goods sold	1,751,748	1,693,071	4,225,444	4,229,018
Selling, general and administrative expenses	1,168,470	1,026,398	3,176,536	2,939,115
Impairment of goodwill	104,651	—	104,651	—
Total costs and operating expenses	3,024,869	2,719,469	7,506,631	7,168,133
Operating income	483,949	608,247	943,445	1,114,466
Interest income	4,571	2,215	11,672	6,459
Interest expense	(27,108)	(24,783)	(75,004)	(70,441)
Other income (expense), net	(332)	(1,097)	(2,052)	1,696
Income from continuing operations before income taxes	461,080	584,582	878,061	1,052,180
Income taxes	74,316	99,358	161,753	188,528
Income from continuing operations	386,764	485,224	716,308	863,652
Income (loss) from discontinued operations, net of tax	(624)	13,265	(11,116)	(53,879)
Net income	$386,140	$498,489	$705,192	$809,773
Earnings (loss) per common share - basic
Continuing operations	$0.98	$1.17	$1.79	$2.07
Discontinued operations	—	0.03	(0.03)	(0.13)
Total earnings per common share - basic	$0.98	$1.21	$1.76	$1.94
Earnings (loss) per common share - diluted
Continuing operations	$0.97	$1.16	$1.77	$2.04
Discontinued operations	—	0.03	(0.03)	(0.13)
Total earnings per common share - diluted	$0.97	$1.19	$1.74	$1.91
Cash dividends per common share	$0.42	$0.37	$1.26	$1.11
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September		Nine Months Ended September
	2017	2016	2017	2016
Net income	$386,140	$498,489	$705,192	$809,773
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	53,481	4,154	188,649	48,222
Less income tax effect	11,764	508	37,966	(604)
Defined benefit pension plans
Amortization of net deferred actuarial losses	10,030	16,303	31,414	48,928
Amortization of deferred prior service costs	643	645	2,000	1,937
Current year actuarial gains (losses) and curtailment loss	—	—	20,996	—
Less income tax effect	(3,743)	(6,541)	(19,872)	(19,561)
Derivative financial instruments
Gains (losses) arising during the period	(51,147)	9,571	(117,580)	32,837
Less income tax effect	(679)	(3,675)	9,744	(12,506)
Reclassification to net income for (gains) losses realized	(4,609)	(28,458)	(32,419)	(87,777)
Less income tax effect	(39)	10,928	5,669	33,726
Other comprehensive income (loss)	15,701	3,435	126,567	45,202
Comprehensive income	$401,841	$501,924	$831,759	$854,975
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September
	2017	2016
Operating activities
Net income	$705,192	$809,773
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill	104,651	—
Depreciation and amortization	207,590	205,491
Stock-based compensation	57,709	54,933
Provision for doubtful accounts	11,396	16,193
Pension expense in excess of contributions	17,601	33,866
Loss on sale of businesses	4,936	104,357
Other, net	15,187	22,466
Changes in operating assets and liabilities:
Accounts receivable	(625,574)	(501,186)
Inventories	(390,419)	(443,115)
Accounts payable	(111,276)	(116,800)
Income taxes	(77,125)	(141,262)
Accrued liabilities	126,247	56,055
Other assets and liabilities	(39,432)	(53,574)
Cash provided by operating activities	6,683	47,197
Investing activities
Proceeds from sale of businesses, net of cash sold	213,494	115,983
Capital expenditures	(124,393)	(129,947)
Software purchases	(53,451)	(31,843)
Other, net	(10,558)	(4,997)
Cash provided (used) by investing activities	25,092	(50,804)
Financing activities
Net increase in short-term borrowings	1,959,335	287,759
Payments on long-term debt	(2,749)	(12,385)
Payment of debt issuance costs	—	(6,772)
Proceeds from long-term debt	—	951,782
Purchases of treasury stock	(1,200,356)	(1,000,230)
Cash dividends paid	(502,993)	(462,406)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	48,144	40,667
Cash provided (used) by financing activities	301,381	(201,585)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(13,914)	1,018
Net change in cash, cash equivalents and restricted cash	319,242	(204,174)
Cash, cash equivalents and restricted cash – beginning of year	1,231,026	946,396
Cash, cash equivalents and restricted cash – end of period	$1,550,268	$742,222

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$1,546,128	$737,825
Other current assets	3,309	3,686
Other assets	831	711
Total cash, cash equivalents and restricted cash	$1,550,268	$742,222
See notes to consolidated financial statements.

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Stock				Retained Earnings
	Shares	Amounts
Balance, December 2015	426,614,274	$106,654	$3,192,675	$(1,043,222)	$3,128,731
Net income	—	—	—	—	1,074,106
Dividends on Common Stock	—	—	—	—	(635,994)
Purchase of treasury stock	(15,932,075)	(3,983)	—	—	(996,485)
Stock-based compensation, net	3,330,755	832	140,748	—	(24,900)
Foreign currency translation and other	—	—	—	(76,410)	—
Defined benefit pension plans	—	—	—	69,498	—
Derivative financial instruments	—	—	—	8,671	—
Balance, December 2016	414,012,954	103,503	3,333,423	(1,041,463)	2,545,458
Adoption of new accounting standard	—	—	—	—	(237,764)
Net income	—	—	—	—	705,192
Dividends on Common Stock	—	—	—	—	(502,993)
Purchase of treasury stock	(22,213,162)	(5,553)	—	—	(1,194,803)
Stock-based compensation, net	2,702,906	676	123,238	—	(18,061)
Foreign currency translation and other	—	—	—	226,615	—
Defined benefit pension plans	—	—	—	34,538	—
Derivative financial instruments	—	—	—	(134,586)	—
Balance, September 2017	394,502,698	$98,626	$3,456,661	$(914,896)	$1,297,029
See notes to consolidated financial statements.

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note A – Basis of Presentation
VF Corporation (together with its subsidiaries, collectively known as “VF” or “the Company”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended September 2017, December 2016 and September 2016 relate to the fiscal periods ended on September 30, 2017, December 31, 2016 and October 1, 2016, respectively. During the first quarter of 2017, the Company approved a change in fiscal year end to the Saturday closest to March 31 from the Saturday closest to December 31. Accordingly, the Company’s 2017 fiscal year will end as planned on December 30, 2017, followed by a three-month transition period from December 31, 2017 through March 31, 2018. The Company’s next fiscal year will run from April 1, 2018 through March 30, 2019 (“fiscal 2019”).
On April 28, 2017, VF completed the sale of its Licensed Sports Group (“LSG”) business. As a result, VF reported the operating results for this business in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for all periods presented. In addition, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets through the date of sale. In conjunction with the LSG divestiture, VF executed its plan to entirely exit the licensing business and has included the JanSport® brand collegiate business as discontinued operations in our Consolidated Statements of Income and Consolidated Balance Sheets for all periods presented.
In addition, VF completed the sale of its Contemporary Brands coalition on August 26, 2016, and has reported the operating results for this business in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three and nine months ended September 2016. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note C for additional information on discontinued operations.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the December 2016 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended September 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 30, 2017. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2016 (“2016 Form 10-K”).
Note B – Acquisition
On August 11, 2017, VF entered into a definitive merger agreement to acquire 100% of the outstanding shares of Williamson-Dickie Mfg. Co. (“Williamson-Dickie”). The acquisition was completed on October 2, 2017 for $800.7 million in cash, subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings. Williamson-Dickie is a privately held company based in Ft. Worth, TX, and is one of the largest companies in the workwear sector with a portfolio of brands including Dickies®, Workrite®, Kodiak®, Terra® and Walls®. The Company believes the acquisition brings together complementary assets and capabilities, and creates a workwear business that will now serve an even broader set of consumers and industries around the world. The Company is still in the process of aligning accounting policies and valuing the assets acquired and liabilities assumed, and as such, certain disclosures regarding this transaction have not been included herein.
The Company recognized $4.9 million of transaction and deal-related expenses in the three and nine months ended September 2017.

Note C – Discontinued Operations
The Company continuously assesses the composition of our portfolio to ensure it is aligned with our strategic objectives and positioned to maximize growth and return to our shareholders.
Divestiture of the Licensing Business
On April 28, 2017, VF completed the sale of LSG to Fanatics, Inc. The Company received net proceeds of $213.5 million and recorded an after-tax loss on sale of $4.1 million, which is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for the first nine months of 2017. The final adjustment to the after-tax loss on sale was $0.3 million in the third quarter of 2017.
LSG included the Majestic® brand, which supplied apparel and fanware through licensing agreements with U.S. and international professional sports leagues and teams, and was previously included within our Imagewear coalition. Under the terms of the transition services agreement, the Company is providing certain support services for periods ranging from three to 24 months from the closing date of the transaction. Revenue and expense items associated with the transition services are primarily recorded in the Imagewear coalition.
Beginning in the first quarter of 2017, VF reported the results of LSG in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income; accordingly, the results have been excluded from continuing operations and segment results for all periods presented. The LSG results, including the loss on sale, recorded in the income (loss) from discontinued operations, net of tax line item were income of $0.3 million and losses of $4.6 million for the third quarter and first nine months of 2017, respectively, and income of $18.1 million and $45.1 million for the third quarter and first nine months of 2016, respectively. Prior to the sale, the related assets and liabilities of LSG were reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.
In conjunction with the LSG divestiture, VF executed its plan to entirely exit all of its licensing businesses, and has classified the assets of the JanSport® brand collegiate business as held-for-sale in VF’s Consolidated Balance Sheets for all periods presented. The assets of the JanSport® brand collegiate business are recorded at their fair value of $0.3 million at September 2017.
Management determined that the expected sale of the JanSport® brand collegiate business met the criteria for presentation as discontinued operations in the first quarter of 2017. Accordingly, the results of the JanSport® brand collegiate business have been presented as discontinued operations in VF’s Consolidated Statements of Income beginning in the first quarter of 2017, and thus have been excluded from continuing operations and segment results for all periods presented. The JanSport® brand collegiate results, including the estimated loss on sale, recorded in the income (loss) from discontinued operations, net of tax line item were losses of $0.9 million and $6.5 million for the third quarter and first nine months of 2017, respectively, and losses of $0.3 million and $0.6 million for the third quarter and first nine months of 2016, respectively. The JanSport® brand collegiate business was previously included within our Outdoor & Action Sports coalition.
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
The transaction resulted in an after-tax loss on sale of $104.4 million which was included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for the first nine months of 2016. The after-tax loss on sale included in the income (loss) from discontinued operations, net of tax line item for the third quarter of 2016 was $3.8 million.
VF reported the results of the Businesses as discontinued operations for the third quarter and first nine months of 2016 and excluded them from continuing operations and segment results. The results of the Businesses, including the loss on sale, recorded in the income (loss) from discontinued operations, net of tax line item for the third quarter and first nine months of 2016 were losses of $4.5 million and $98.4 million, respectively.
VF provided certain support services under transition services agreements and completed these services during the third quarter of 2017. These services did not have a material impact on VF’s Consolidated Statement of Income for the nine months ended September 2017.

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items included in the income (loss) from discontinued operations for the divestitures of the licensing business and Contemporary Brands coalition:

	Three Months Ended September		Nine Months Ended September
In thousands	2017	2016	2017	2016
Revenues	$6,498	$203,696	$160,323	$603,651
Cost of goods sold	6,580	127,876	121,172	362,215
Selling, general and administrative expenses	1,341	51,714	36,059	173,574
Interest expense, net	(1)	(21)	(26)	(183)
Other income (expense), net	—	7	—	3
Income (loss) from discontinued operations before income taxes	(1,424)	24,092	3,066	67,682
Gain (loss) on the sale of discontinued operations before income taxes	411	(4,439)	(9,506)	(154,275)
Total income (loss) from discontinued operations before income taxes	(1,013)	19,653	(6,440)	(86,593)
Income tax (expense) benefit(a)	389	(6,388)	(4,676)	32,714
Income (loss) from discontinued operations, net of tax	$(624)	$13,265	$(11,116)	$(53,879)

(a)	Income tax (expense) benefit for the nine months ended September 2017 includes $8.6 million of deferred tax expense related to GAAP and tax basis differences for LSG.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented.

In thousands	September 2017	December 2016	September 2016
Accounts receivable, net	$—	$36,285	$48,768
Inventories	—	98,025	102,450
Other current assets	—	1,535	2,009
Property, plant and equipment, net	315	13,640	14,297
Intangible assets	—	42,427	44,833
Goodwill	—	28,636	28,636
Other assets	—	692	770
Total assets of discontinued operations(a)	$315	$221,240	$241,763
Accounts payable	$—	$21,674	$15,318
Accrued liabilities	—	13,531	9,765
Other liabilities	—	791	801
Deferred income tax liabilities(b)	—	(4,081)	(4,140)
Total liabilities of discontinued operations(a)	$—	$31,915	$21,744

(a)	Amounts at December 2016 and September 2016 have been classified as current and long-term in the Consolidated Balance Sheets.

(b)	Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures and operating noncash items for any periods presented. Depreciation and amortization expense was $3.0 million and $10.9 million for the nine months ended September 2017 and 2016, respectively.

Note D – Sale of Accounts Receivable
VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $367.5 million of VF’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the first nine months of 2017, VF sold total accounts receivable of $871.6 million. As of September 2017, December 2016 and September 2016, $191.4 million, $209.5 million and $212.3 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in the other income (expense), net line item in the Consolidated Statements of Income, and was $0.8 million and $2.7 million for the third quarter and first nine months of 2017, respectively, and $0.8 million and $2.5 million for the third quarter and first nine months of 2016, respectively. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.
Note E – Inventories

In thousands	September 2017	December 2016	September 2016
Finished products	$1,717,516	$1,278,504	$1,706,612
Work-in-process	106,120	97,725	96,727
Raw materials	85,927	95,071	94,207
Total inventories	$1,909,563	$1,471,300	$1,897,546
Note F – Intangible Assets

			September 2017			December 2016
In thousands	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$265,725	$134,246	$131,479	$128,422
License agreements	28 years	Accelerated	109,370	62,278	47,092	49,682
Trademark	16 years	Straight-line	58,132	6,358	51,774	54,499
Other	9 years	Straight-line	9,658	3,846	5,812	3,297
Amortizable intangible assets, net					236,157	235,900
Indefinite-lived intangible assets:
Trademarks and trade names					1,700,365	1,561,371
Intangible assets, net					$1,936,522	$1,797,271
Amortization expense for the third quarter and first nine months of 2017 was $5.6 million and $16.3 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five 12-month periods beginning in 2017 is $21.9 million, $21.9 million, $21.3 million, $20.4 million and $19.4 million, respectively.

Note G – Goodwill
Changes in goodwill are summarized by business segment as follows:

In thousands	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Total
Balance, December 2016	$1,310,133	$210,765	$30,111	$157,314	$1,708,323
Impairment charge	—	—	—	(104,651)	(104,651)
Currency translation	32,260	6,941	—	—	39,201
Balance, September 2017	$1,342,393	$217,706	$30,111	$52,663	$1,642,873
During the third quarter of 2017, VF performed an interim impairment analysis of the Nautica® reporting unit and recorded an impairment charge of $104.7 million. Nautica® is part of the Sportswear coalition. Refer to Note N for additional information on fair value measurements.
As of September 2017, accumulated impairment charges for the Outdoor & Action Sports and Sportswear coalitions were $82.7 million and $163.2 million, respectively. As of December 2016, accumulated impairment charges for the Outdoor & Action Sports and Sportswear coalitions were $82.7 million and $58.5 million, respectively.
Note H – Pension Plans
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2017	2016	2017	2016
Service cost – benefits earned during the period	$6,202	$6,478	$18,733	$19,434
Interest cost on projected benefit obligations	14,730	16,991	44,254	51,066
Expected return on plan assets	(23,825)	(24,869)	(70,977)	(74,714)
Amortization of deferred amounts:
Net deferred actuarial losses	10,030	16,303	31,414	48,928
Deferred prior service costs	643	645	2,000	1,937
Net periodic pension cost	$7,780	$15,548	$25,424	$46,651
VF contributed $7.8 million to its defined benefit plans during the first nine months of 2017, and intends to make approximately $7.2 million of additional contributions during the remainder of 2017.
In conjunction with the sale of the licensing business, the Company recognized a $1.1 million pension curtailment loss in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income in the first nine months of 2017.
Note I – Capital and Accumulated Other Comprehensive Loss
During the first nine months of 2017, the Company purchased 22.2 million shares of Common Stock in open market transactions for $1.2 billion under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the first nine months of 2017, VF restored 22.3 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of September 2017 or December 2016, and 2,600 shares held in treasury at the end of September 2016. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the first nine months of 2017, the Company purchased 6,540 shares of Common Stock in open market transactions for $0.4 million. Balances related to shares held for deferred compensation plans were as follows:

In thousands, except share amounts	September 2017	December 2016	September 2016
Shares held for deferred compensation plans	320,615	439,667	450,067
Cost of shares held for deferred compensation plans	$3,973	$5,464	$5,434

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

In thousands	September 2017	December 2016	September 2016
Foreign currency translation and other	$(567,964)	$(794,579)	$(670,551)
Defined benefit pension plans	(268,159)	(302,697)	(340,891)
Derivative financial instruments	(78,773)	55,813	13,422
Accumulated other comprehensive loss	$(914,896)	$(1,041,463)	$(998,020)
The changes in accumulated OCI, net of related taxes, are as follows:

	Three Months Ended September 2017
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2017	$(633,209)	$(275,089)	$(22,299)	$(930,597)
Other comprehensive income (loss) before reclassifications	65,245	—	(51,826)	13,419
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,930	(4,648)	2,282
Net other comprehensive income (loss)	65,245	6,930	(56,474)	15,701
Balance, September 2017	$(567,964)	$(268,159)	$(78,773)	$(914,896)

	Three Months Ended September 2016
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2016	$(675,213)	$(351,298)	$25,056	$(1,001,455)
Other comprehensive income (loss) before reclassifications	4,662	—	5,896	10,558
Amounts reclassified from accumulated other comprehensive income (loss)	—	10,407	(17,530)	(7,123)
Net other comprehensive income (loss)	4,662	10,407	(11,634)	3,435
Balance, September 2016	$(670,551)	$(340,891)	$13,422	$(998,020)

	Nine Months Ended September 2017
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2016	$(794,579)	$(302,697)	$55,813	$(1,041,463)
Other comprehensive income (loss) before reclassifications	226,615	12,253	(107,836)	131,032
Amounts reclassified from accumulated other comprehensive income (loss)	—	22,285	(26,750)	(4,465)
Net other comprehensive income (loss)	226,615	34,538	(134,586)	126,567
Balance, September 2017	$(567,964)	$(268,159)	$(78,773)	$(914,896)

	Nine Months Ended September 2016
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2015	$(718,169)	$(372,195)	$47,142	$(1,043,222)
Other comprehensive income (loss) before reclassifications	47,618	—	20,331	67,949
Amounts reclassified from accumulated other comprehensive income (loss)	—	31,304	(54,051)	(22,747)
Net other comprehensive income (loss)	47,618	31,304	(33,720)	45,202
Balance, September 2016	$(670,551)	$(340,891)	$13,422	$(998,020)
Reclassifications out of accumulated OCI are as follows:

In thousands	Affected Line Item in the Consolidated Statements of Income	Three Months Ended September		Nine Months Ended September
Details About Accumulated Other Comprehensive Income (Loss) Components
		2017	2016	2017	2016
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(10,030)	$(16,303)	$(31,414)	$(48,928)
Deferred prior service costs	(a)	(643)	(645)	(2,000)	(1,937)
Pension curtailment loss	Income (loss) from discontinued operations, net of tax	—	—	(1,105)	—
	Total before tax	(10,673)	(16,948)	(34,519)	(50,865)
	Tax benefit	3,743	6,541	12,234	19,561
	Net of tax	(6,930)	(10,407)	(22,285)	(31,304)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	11,614	14,676	25,074	11,997
Foreign exchange contracts	Cost of goods sold	(4,164)	15,485	12,763	80,094
Foreign exchange contracts	Selling, general and administrative expenses	(882)	(1,098)	(1,212)	(3,611)
Foreign exchange contracts	Other income (expense), net	(774)	526	(688)	2,653
Interest rate contracts	Interest expense	(1,185)	(1,131)	(3,518)	(3,356)
	Total before tax	4,609	28,458	32,419	87,777
	Tax benefit (expense)	39	(10,928)	(5,669)	(33,726)
	Net of tax	4,648	17,530	26,750	54,051
Total reclassifications for the period	Net of tax	$(2,282)	$7,123	$4,465	$22,747

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (refer to Note H for additional details).

Note J – Stock-based Compensation
During the first nine months of 2017, VF granted stock options to employees and nonemployee members of VF’s Board of Directors to purchase 3,508,940 shares of its Common Stock at a weighted average exercise price of $53.68 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF’s Board of Directors become exercisable one year from the date of grant. The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

2017
Expected volatility	23% to 30%
Weighted average expected volatility	24%
Expected term (in years)	6.3 to 7.7
Weighted average dividend yield	2.8%
Risk-free interest rate	0.7% to 2.4%
Weighted average fair value at date of grant	$9.90
Also during the first nine months of 2017, VF granted 615,937 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year period. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period. The weighted average fair market value of VF Common Stock at the date the units were granted was $53.69 per share.
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
VF granted 186,447 nonperformance-based RSUs to certain key employees in international jurisdictions during the first nine months of 2017. These units vest over periods of up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the date the units were granted was $57.70.
VF granted 385,915 restricted shares of VF Common Stock to certain members of management during the first nine months of 2017. These shares vest over periods of up to five years from the date of grant. The weighted average fair market value of VF Common Stock at the date the shares were granted was $55.74 per share.

Note K – Income Taxes
The effective income tax rate for the first nine months of 2017 was 18.4% compared to 17.9% in the first nine months of 2016. The first nine months of 2017 included a net discrete tax benefit of $14.4 million, which included a $12.5 million tax benefit related to stock compensation, $4.1 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $1.9 million of discrete tax expense related to the effects of tax rate changes. The $14.4 million net discrete tax benefit in 2017 reduced the effective income tax rate by 1.6%. The first nine months of 2016 included a net discrete tax benefit of $40.3 million, which included a $26.3 million tax benefit related to the early adoption of the accounting standards update on stock compensation, $15.6 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $4.1 million of discrete tax expense related to the effects of tax rate changes. The $40.3 million net discrete tax benefit in 2016 reduced the effective income tax rate by 3.8%. Without discrete items, the effective income tax rate for the first nine months of 2017 decreased by 1.7% compared with the 2016 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of early adopting the accounting standards update regarding intra-entity asset transfers, partially offset by the impact of goodwill impairment recorded in the quarter.
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
During the first nine months of 2017, the amount of net unrecognized tax benefits and associated interest increased by $2.6 million to $153.1 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $19.1 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $16.9 million would reduce income tax expense.

Note L – Business Segment Information
VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended September		Nine Months Ended September
In thousands	2017	2016	2017	2016
Coalition revenues:
Outdoor & Action Sports	$2,502,590	$2,326,436	$5,647,587	$5,378,272
Jeanswear	697,701	701,416	1,945,950	2,041,186
Imagewear	138,885	127,992	423,859	404,633
Sportswear	140,272	140,705	352,848	373,977
Other	29,370	31,167	79,832	84,531
Total coalition revenues	$3,508,818	$3,327,716	$8,450,076	$8,282,599
Coalition profit: (a)
Outdoor & Action Sports	$524,489	$491,015	$877,206	$842,378
Jeanswear	121,218	142,427	323,994	388,564
Imagewear	22,377	23,981	72,349	74,497
Sportswear	17,488	15,080	27,764	26,156
Other	(737)	(341)	(3,225)	(3,523)
Total coalition profit	684,835	672,162	1,298,088	1,328,072
Impairment of goodwill (b)	(104,651)	—	(104,651)	—
Corporate and other expenses (a)	(96,567)	(65,012)	(252,044)	(211,910)
Interest expense, net	(22,537)	(22,568)	(63,332)	(63,982)
Income from continuing operations before income taxes	$461,080	$584,582	$878,061	$1,052,180

(a)
Certain corporate overhead and other costs of $6.0 million and $18.2 million for the three and nine-month periods ended September 2016, respectively, previously allocated to the Imagewear and Outdoor & Action Sports coalitions for segment reporting purposes, have been reallocated to continuing operations as discussed in Note C.

(b)
Represents goodwill impairment charge in 2017 related to the Sportswear coalition as discussed in Notes G and N. The impairment charge was excluded from the profit of the Sportswear coalition since it is not part of the ongoing operations of the business.

Note M – Earnings Per Share

	Three Months Ended September		Nine Months Ended September
In thousands, except per share amounts	2017	2016	2017	2016
Earnings per share – basic:
Income from continuing operations	$386,764	$485,224	$716,308	$863,652
Weighted average common shares outstanding	393,258	413,461	400,771	417,067
Earnings per share from continuing operations	$0.98	$1.17	$1.79	$2.07
Earnings per share – diluted:
Income from continuing operations	$386,764	$485,224	$716,308	$863,652
Weighted average common shares outstanding	393,258	413,461	400,771	417,067
Incremental shares from stock options and other dilutive securities	4,126	5,779	3,848	6,410
Adjusted weighted average common shares outstanding	397,384	419,240	404,619	423,477
Earnings per share from continuing operations	$0.97	$1.16	$1.77	$2.04
Outstanding options to purchase 4.9 million and 8.6 million shares of Common Stock were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended September 2017, respectively, and options to purchase 5.2 million and 5.3 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended September 2016, respectively, because the effect of their inclusion would have been antidilutive to those periods. In addition, 1.1 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended September 2017, and 1.0 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended September 2016 because these units were not considered to be contingent outstanding shares in those periods.
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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
In thousands		Level 1	Level 2	Level 3
September 2017
Financial assets:
Cash equivalents:
Money market funds	$405,045	$405,045	$—	$—
Time deposits	8,307	8,307	—	—
Derivative financial instruments	26,658	—	26,658	—
Investment securities	202,721	189,744	12,977	—
Financial liabilities:
Derivative financial instruments	89,212	—	89,212	—
Deferred compensation	233,151	—	233,151	—
December 2016
Financial assets:
Cash equivalents:
Money market funds	$840,842	$840,842	$—	$—
Time deposits	14,774	14,774	—	—
Derivative financial instruments	103,340	—	103,340	—
Investment securities	196,738	179,673	17,065	—
Financial liabilities:
Derivative financial instruments	25,574	—	25,574	—
Deferred compensation	232,214	—	232,214	—

(a)	There were no transfers among the levels within the fair value hierarchy during the first nine months of 2017 or the year ended December 2016.
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
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2017 and December 2016, their carrying values approximated their fair values. Additionally, at September 2017 and December 2016, the carrying values of VF’s long-term debt, including the current portion, were $2,398.1 million and $2,292.9 million, respectively, compared with fair values of $2,614.6 million and $2,486.6 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event an impairment is required, the asset is adjusted to estimated fair value, using market-based assumptions.
The Company recorded $8.6 million of fixed asset impairments in the third quarter and first nine months of 2017, and the charges are recorded in the selling, general and administrative expenses line item in the Consolidated Statements of Income. There were no significant impairment charges related to property, plant and equipment in the third quarter and first nine months of 2016.
Subsequent to our annual impairment testing completed in the fourth quarter of 2016, the Company continued to monitor the actual performance of the Nautica® brand reporting unit and determined that there were no triggering events in the first and second quarters of fiscal 2017. On August 26, 2017, management commenced a strategic assessment of the Nautica® brand which was considered a triggering event for the reporting unit and trademark intangible asset.
The Nautica® brand was acquired in 2003 and sells sportswear in the U.S. through department stores, specialty stores, VF-operated stores and online. It also has significant global licensing arrangements. The Nautica® brand is part of the Sportswear coalition and represents substantially all of the coalition’s goodwill value. As part of the 2009 annual impairment analysis,VF recorded an impairment charge of $58.5 million to write the goodwill down to its estimated fair value. The remaining book values of the goodwill and trademark intangible asset at the 2017 testing date were $153.7 million and $217.4 million, respectively.
The impairment testing of goodwill and the trademark intangible asset utilized significant unobservable inputs (Level 3) to determine the estimated fair value. As a result of the interim impairment testing performed, VF recognized a goodwill impairment charge of $104.7 million in the Consolidated Statements of Income for the three and nine months ended September 2017. VF early adopted the recently issued accounting guidance that simplifies the subsequent measurement of goodwill and calculated the impairment charge as the difference between the carrying value of the reporting unit and the estimated fair value. The estimated fair value of the trademark intangible asset exceeded its carrying value by a substantial amount and thus the asset was not impaired.
The estimated fair value of the Nautica® reporting unit for goodwill impairment testing was determined using a combination of two valuation methods: an income approach and a market approach. The income approach was based on projected future (debt-free) cash flows that were discounted to present value and assumed a terminal growth value. The discount rate was based on the reporting unit’s weighted average cost of capital (“WACC”) that takes market participant assumptions into consideration. For the market approach, management used both the guideline company and similar transaction methods. The guideline company method analyzed market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation were based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples were calculated utilizing actual transaction prices and revenue/EBITDA data from target companies deemed similar to the reporting unit.
Management used the income-based relief-from-royalty method to value the Nautica® trademark intangible asset. Under this method, revenues expected to be generated by the trademark were multiplied by a selected royalty rate. The royalty rate was selected based on consideration of i) royalty rates included in active license agreements, ii) royalty rates received by market participants in the apparel industry, and iii) the current performance of the reporting unit. The estimated after-tax royalty revenue stream was then discounted to present value using the reporting unit’s WACC plus a spread that factors in the risk of the intangible asset.
Management’s revenue and profitability forecasts used in the Nautica® reporting unit and intangible asset valuations considered recent and historical Nautica® performance, strategic initiatives for the Nautica® reporting unit and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of these businesses.
Key assumptions developed by VF management and used in the quantitative analysis include:

•	Near-term revenue declines with later-term improvements over the projection period.

•	Improved profitability over the projection period, trending consistent with revenues.

•	Royalty rates based on active license agreements of the brand.

•	Market-based discount rates.
It is possible VF’s conclusions regarding impairment of the Nautica® reporting unit goodwill or trademark intangible asset could change in future periods. There can be no assurance the estimates and assumptions used in our goodwill and intangible asset impairment testing performed in the third quarter of 2017 will prove to be accurate predictions of the future. For example, variations in our assumptions related to discount rates, comparable company market approach inputs, business performance and execution of planned growth strategies could impact future conclusions. A future impairment charge for goodwill or intangible assets could have a material effect on VF’s consolidated financial position and results of operations.
Note O – Derivative Financial Instruments and Hedging Activities
Summary of Derivative Financial Instruments
All of VF’s outstanding derivative financial instruments are forward foreign currency exchange contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.4 billion at September 2017, and $2.2 billion at both December 2016 and September 2016, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Swedish krona, Japanese yen, Polish zloty and Turkish lira. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses
In thousands	September 2017	December 2016	September 2016	September 2017	December 2016	September 2016
Foreign currency exchange contracts designated as hedging instruments	$26,451	$103,340	$75,497	$(88,593)	$(25,292)	$(31,996)
Foreign currency exchange contracts not designated as hedging instruments	207	—	—	(619)	(282)	(185)
Total derivatives	$26,658	$103,340	$75,497	$(89,212)	$(25,574)	$(32,181)
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

	September 2017		December 2016		September 2016
In thousands	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$26,658	$(89,212)	$103,340	$(25,574)	$75,497	$(32,181)
Gross amounts not offset in the Consolidated Balance Sheets	(26,001)	26,001	(22,341)	22,341	(19,328)	19,328
Net amounts	$657	$(63,211)	$80,999	$(3,233)	$56,169	$(12,853)

Derivatives are classified as current or noncurrent based on maturity dates, as follows:

In thousands	September 2017	December 2016	September 2016
Other current assets	$23,387	$84,519	$66,231
Accrued liabilities	(75,266)	(18,574)	(28,852)
Other assets	3,271	18,821	9,266
Other liabilities	(13,946)	(7,000)	(3,329)
Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

In thousands	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended September		Gain (Loss) on Derivatives Recognized in OCI Nine Months Ended September
Cash Flow Hedging Relationships	2017	2016	2017	2016
Foreign currency exchange	$(51,147)	$9,571	$(117,580)	$32,837

In thousands	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCI into Income Nine Months Ended September
Location of Gain (Loss)	2017	2016	2017	2016
Net sales	$11,614	$14,676	$25,074	$11,997
Cost of goods sold	(4,164)	15,485	12,763	80,094
Selling, general and administrative expenses	(882)	(1,098)	(1,212)	(3,611)
Other income (expense), net	(774)	526	(688)	2,653
Interest expense	(1,185)	(1,131)	(3,518)	(3,356)
Total	$4,609	$28,458	$32,419	$87,777
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

In thousands Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended September		Gain (Loss) on Derivatives Recognized in Income Nine Months Ended September
		2017	2016	2017	2016
Foreign currency exchange	Cost of goods sold	$(927)	$(510)	$(294)	$225
Foreign currency exchange	Other income (expense), net	(339)	(110)	(2,078)	(1,196)
Total		$(1,266)	$(620)	$(2,372)	$(971)
Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and nine-month periods ended September 2017 and September 2016.
At September 2017, accumulated OCI included $42.8 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $19.2 million at September 2017, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.2 million and $3.5 million of net deferred losses from accumulated OCI into interest expense for the three and nine-month periods ended September 2017, respectively, and $1.1 million and $3.4 million for the three and nine-month periods ended September 2016, respectively. VF expects to reclassify $4.9 million to interest expense during the next 12 months.
Net Investment Hedge
The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. The net investment hedge was initiated in September 2016 and there were no significant amounts recognized in accumulated OCI during the third quarter of 2016. During the three and nine-month periods ended September 2017, the Company recognized an after-tax loss of $20.4 million and $65.5 million, respectively, in OCI related to the net investment hedge. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedge during the three and nine-month periods ended September 2017 and the three and nine-month periods ended September 2016.
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
In November 2016, the FASB issued an update that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The Company early adopted this guidance in the first quarter of 2017 on a retrospective basis and the Consolidated Statements of Cash Flows included herein reflect $4.1 million and $4.4 million of restricted cash for September 2017 and September 2016, respectively. The Company’s restricted cash is generally held as collateral for certain transactions.
In January 2017, the FASB issued an update that simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. The single quantitative step test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. VF will continue to have the option of first performing a qualitative assessment to determine whether it is necessary to complete the quantitative goodwill impairment test. The Company early adopted this guidance in the third quarter of 2017 by applying the single quantitative step test to our interim goodwill impairment analysis and recorded an impairment charge of $104.7 million.
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
In August 2017, the FASB issued an update that amends and simplifies certain aspects of hedge accounting rules to better portray the economic results of risk management activities in the financial statements. This guidance will be effective for VF in the first quarter of fiscal 2020 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.
Note Q — Restructuring
In the fourth quarter of 2016, VF leadership approved restructuring charges related to cost alignment initiatives, and recognized $58.1 million of restructuring charges. The Company did not recognize additional costs associated with these actions in the first nine months of 2017 and does not expect to recognize significant additional costs relating to these actions for the remainder of 2017. The Company expects a substantial amount of the restructuring activities to be completed by the end of 2017.
The activity in the restructuring accrual for the nine-month period ended September 2017 is as follows:

In thousands	Severance	Other	Total
Amounts recorded in accrued liabilities at December 2016	$52,720	$878	$53,598
Cash payments	(24,515)	(878)	(25,393)
Adjustments to accruals	(3,001)	—	(3,001)
Currency translation	824	—	824
Amounts recorded in accrued liabilities at September 2017	$26,028	$—	$26,028
Note R – Subsequent Events
On October 2, 2017, VF completed the acquisition of Williamson-Dickie for $800.7 million in cash, subject to working capital and other adjustments. Refer to Note B for additional information.
On October 19, 2017, VF’s Board of Directors declared a quarterly cash dividend of $0.46 per share, payable on December 18, 2017 to stockholders of record on December 8, 2017.
On November 1, 2017, VF repaid $250.0 million of 5.95% fixed-rate notes in accordance with the terms of the notes.
On November 1, 2017, VF entered into a definitive agreement to acquire 100% of the stock of Icebreaker Holdings, Ltd., a privately held company based in Auckland, New Zealand. The transaction is expected to close in April 2018, and the purchase price is not material to VF.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
VF Corporation (together with its subsidiaries, collectively known as “VF” or “the Company”) uses a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended September 2017, December 2016 and September 2016 relate to the fiscal periods ended on September 30, 2017, December 31, 2016 and October 1, 2016, respectively. During the first quarter of 2017, the Company approved a change in fiscal year end to the Saturday closest to March 31 from the Saturday closest to December 31. Accordingly, the Company’s 2017 fiscal year will end as planned on December 30, 2017, followed by a three-month transition period from December 31, 2017 through March 31, 2018. The Company’s next fiscal year will run from April 1, 2018 through March 30, 2019 (“fiscal 2019”).
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
On April 28, 2017, VF completed the sale of its Licensed Sports Group (“LSG”) business. As a result, VF reported the operating results for this business in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for all periods presented. In addition, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets through the date of sale. In conjunction with the LSG divestiture, VF executed its plan to entirely exit the licensing business and has included the JanSport® brand collegiate business as discontinued operations in our Consolidated Statements of Income and Consolidated Balance Sheets for all periods presented.
In addition, VF completed the sale of its Contemporary Brands coalition on August 26, 2016, and has reported the operating results for this business in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three and nine months ended September 2016.
Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from VF’s continuing operations. Refer to Note C to VF’s consolidated financial statements for additional information on discontinued operations.
Highlights of the Third Quarter of 2017

•	Revenues were up 5% to $3.5 billion compared to the third quarter of 2016, including a 1% favorable impact from foreign currency.

•	Outdoor & Action Sports coalition revenues increased 8% to $2.5 billion compared to the third quarter of 2016, including a 2% favorable impact from foreign currency.

•
Direct-to-consumer revenues were up 18% over the 2016 quarter, including a favorable 1% impact from foreign currency, and accounted for 27% of total revenues in the quarter. E-commerce revenues increased 38% in the quarter.

•	International revenues increased 13% compared to the 2016 quarter, including a 3% favorable impact from foreign currency, and represented 44% of total revenues in the quarter.

•	Gross margin increased 100 basis points in the third quarter to 50.1%, including 80 basis points of negative impact from changes in foreign currency.

•
Earnings per share decreased 16% to $0.97 from $1.16 in the 2016 quarter, due primarily to a $104.7 million goodwill impairment charge, which negatively impacted earnings per share by 20%, and a 4% unfavorable impact from foreign currency.

Analysis of Results of Operations
Consolidated Statements of Income
The following table presents a summary of the changes in total revenues from the comparable periods in 2016:

In millions	Third Quarter	Nine Months
Total revenues — 2016	$3,327.7	$8,282.6
Operations	146.2	181.3
Impact of foreign currency	34.9	(13.8)
Total revenues — 2017	$3,508.8	$8,450.1
VF reported a 5% and 2% increase in revenues in the third quarter and first nine months of 2017, respectively, compared to the 2016 periods. The revenue increase in both periods was driven by strength in the Outdoor & Action Sports and Imagewear coalitions and our direct-to-consumer and international businesses, offset by declines in the Jeanswear and Sportswear coalitions. Excluding the impacts from foreign currency, international sales grew in nearly every region in both the third quarter and first nine months of 2017.
Additional details on revenues are provided in the section titled “Information by Business Segment.”
The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Third Quarter		Nine Months
	2017	2016	2017	2016
Gross margin (total revenues less cost of goods sold)	50.1%	49.1%	50.0%	48.9%
Selling, general and administrative expenses	33.3	30.8	37.6	35.5
Impairment of goodwill	3.0	—	1.2	—
Operating income	13.8%	18.3%	11.2%	13.5%
Gross margin increased 100 and 110 basis points in the third quarter and first nine months of 2017, respectively, compared to the 2016 periods. Foreign currency negatively impacted gross margin by approximately 80 and 70 basis points in the third quarter and first nine months of 2017, respectively. The improvement in gross margin in the third quarter was due to pricing and a mix-shift to higher margin businesses, partially offset by increases in product costs. In the year-to-date period, gross margin improvement was due to pricing, lower product costs and a mix-shift to higher margin businesses.
Selling, general and administrative expenses as a percentage of total revenues increased 250 and 210 basis points during the third quarter and first nine months of 2017, respectively, compared to the 2016 periods. The increase in both periods was primarily due to higher investments in our key growth priorities, which include direct-to-consumer, product innovation, demand creation and technology. Higher compensation costs also impacted the third quarter of 2017.
During the third quarter of 2017, VF performed an interim impairment analysis of the goodwill and trademark intangible asset of the Nautica® brand and recorded a $104.7 million noncash impairment charge to reduce the book value of goodwill to its estimated fair value. No impairment charges were required in the 2016 periods. For additional information, refer to Notes G and N to the consolidated financial statements.
Net interest expense was flat during the third quarter and decreased $0.7 million in the first nine months of 2017, compared to the 2016 periods. The decrease in net interest expense in the first nine months was due to a decrease in average short-term borrowings outstanding during 2017 and an increase in international short-term investments, partially offset by higher interest on long-term debt balances due to the issuance of €850.0 million of euro-denominated 0.625% fixed-rate notes in September 2016 and an increase in short-term borrowing rates. Of the $2.0 billion increase in short-term borrowings from December 2016, approximately $890 million was borrowed near the end of the third quarter to prepare to fund the Williamson-Dickie transaction, which closed on October 2, 2017. Total outstanding debt averaged $3.0 billion in the first nine months of 2017 and $2.6 billion in the same period in 2016, with weighted average interest rates of 3.2% and 3.6% in the first nine months of 2017 and 2016, respectively.
The effective income tax rate for the first nine months of 2017 was 18.4% compared to 17.9% in the first nine months of 2016. The first nine months of 2017 included a net discrete tax benefit of $14.4 million, which included a $12.5 million tax benefit related to stock compensation, $4.1 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $1.9 million of discrete tax expense related to the effects of tax rate changes. The $14.4 million net discrete tax benefit in 2017 reduced the effective income tax rate by 1.6%. The first nine months of 2016 included a net discrete tax benefit of $40.3 million, which included a $26.3 million tax benefit related to the early adoption of the accounting standards update on stock compensation, $15.6 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $4.1 million of discrete tax expense related to the effects of tax rate changes. The $40.3 million net discrete tax benefit in 2016 reduced the effective income tax rate by 3.8%. Without discrete items, the effective income tax rate for the first nine months of 2017 decreased by 1.7% compared with the 2016 period primarily due to a higher percentage of income in lower tax rate jurisdictions and the impact of early adopting the accounting standards update regarding intra-entity asset transfers, partially offset by the impact of goodwill impairment recorded in the quarter.
As a result of the above, net income in the third quarter of 2017 was $386.8 million ($0.97 per share) compared to $485.2 million ($1.16 per share) in the 2016 period, and net income in the first nine months of 2017 was $716.3 million ($1.77 per share) compared to $863.7 million ($2.04 per share) in the first nine months of 2016. Refer to additional discussion in the “Information by Business Segment” section below.
Information by Business Segment
VF’s businesses are grouped into product categories, and by brands within those product categories, for management and internal financial reporting purposes. These groupings of businesses within VF are referred to as “coalitions.” These coalitions are the basis for VF’s reportable business segments.
Refer to Note L to the consolidated financial statements for a summary of results of operations by coalition, along with a reconciliation of coalition profit to income before income taxes.
The following tables present a summary of the changes in coalition revenues and profit in the third quarter and first nine months of 2017 from the comparable periods in 2016:
Coalition revenues

	Third Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Revenues — 2016	$2,326.4	$701.4	$128.0	$140.7	$31.2	$3,327.7
Operations	147.0	(9.2)	10.7	(0.4)	(1.9)	146.2
Impact of foreign currency	29.2	5.5	0.2	—	—	34.9
Revenues — 2017	$2,502.6	$697.7	$138.9	$140.3	$29.3	$3,508.8

	Nine Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Revenues — 2016	$5,378.3	$2,041.2	$404.6	$374.0	$84.5	$8,282.6
Operations	277.6	(89.6)	19.2	(21.2)	(4.7)	181.3
Impact of foreign currency	(8.3)	(5.6)	0.1	—	—	(13.8)
Revenues — 2017	$5,647.6	$1,946.0	$423.9	$352.8	$79.8	$8,450.1

Coalition profit

	Third Quarter
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Profit — 2016	$491.0	$142.4	$24.0	$15.1	$(0.3)	$672.2
Operations	56.4	(23.0)	(2.4)	2.4	(0.5)	32.9
Impact of foreign currency	(22.9)	1.8	0.8	—	—	(20.3)
Profit — 2017	$524.5	$121.2	$22.4	$17.5	$(0.8)	$684.8

	Nine Months
In millions	Outdoor & Action Sports	Jeanswear	Imagewear	Sportswear	Other	Total
Profit — 2016	$842.4	$388.6	$74.5	$26.2	$(3.6)	$1,328.1
Operations	87.9	(65.0)	(3.2)	1.6	0.4	21.7
Impact of foreign currency	(53.1)	0.4	1.0	—	—	(51.7)
Profit — 2017	$877.2	$324.0	$72.3	$27.8	$(3.2)	$1,298.1
The following sections discuss the changes in revenues and profitability by coalition:
Outdoor & Action Sports

	Third Quarter			Nine Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Coalition revenues	$2,502.6	$2,326.4	7.6%	$5,647.6	$5,378.3	5.0%
Coalition profit	524.5	491.0	6.8%	877.2	842.4	4.1%
Operating margin	21.0%	21.1%		15.5%	15.7%
Global revenues for Outdoor & Action Sports increased 8% in the third quarter of 2017 compared to 2016, driven by growth in the direct-to-consumer and wholesale channels. The direct-to-consumer growth was driven by strong e-commerce and comparable store growth. Revenues in the Americas region increased 1% in the third quarter of 2017, driven by growth outside of the United States. Revenues in Europe increased 19%, including a 3% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 8%.
Global revenues for Outdoor & Action Sports increased 5% in the first nine months of 2017 compared to 2016. Strong growth in the direct-to-consumer channel, driven by both comparable store and e-commerce growth, was partially offset by lower revenues in the wholesale channel. Revenues in the Americas region increased 2% in the first nine months of 2017, driven by growth throughout the region. Revenues in Europe increased 10% and revenues in the Asia-Pacific region increased 7%, which included a 1% unfavorable impact from foreign currency.
Vans® brand global revenues increased 28% and 14% in the third quarter and first nine months of 2017, respectively, compared to the 2016 periods. The increase in both periods was due to strong operational growth in both the wholesale and direct-to-consumer channels, and foreign currency impacted revenue growth favorably by 2% in the third quarter and unfavorably by 1% in the first nine months of 2017. The growth in the direct-to-consumer channel for both periods was driven by strong comparable store and e-commerce growth.
Global revenues for The North Face® brand decreased 2% in the third quarter of 2017 as growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, and a 1% favorable impact from foreign currency, was more than offset by a decline in wholesale growth. Global revenues for The North Face® brand increased 2% during the first nine months of 2017, as growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, was partially offset by a decline in wholesale growth. Global wholesale revenue growth for The North Face® brand was tempered by U.S. retailer bankruptcies, a shift in the timing of fall order book shipments between the third and fourth quarter of 2017 and less year-over-year off-price shipments, which drove a 7% and 5% decrease in wholesale revenues in the third quarter and first nine months of 2017, respectively.
Global revenues for the Timberland® brand decreased 1% in the third quarter of 2017 as growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, and a 1% favorable impact from foreign currency was more than offset by a decline in wholesale growth. In the first nine months of 2017, global revenues for the Timberland® brand decreased 2% due to declines in the wholesale channel, which more than offset e-commerce and comparable store sales growth in the direct-to-consumer channel. Wholesale revenue growth was impacted by a shift in the timing of fall order book shipments between the third and fourth quarter of 2017, which drove wholesale revenue decreases of 6% and 3% in the third quarter and year-to-date periods, respectively.
Global direct-to-consumer revenues for Outdoor & Action Sports grew 22% and 16% in the third quarter and first nine months of 2017, respectively, compared to the 2016 periods. Growth in the direct-to-consumer channel for both periods was driven by an expanding e-commerce business and comparable store growth. Wholesale revenues increased 2% in the third quarter, driven by growth in the Vans® brand and Europe, in addition to a favorable 1% impact from foreign currency, partially offset by the above mentioned U.S. retailer bankruptcies, a shift in the timing of fall order book shipments between the third and fourth quarter of 2017 and less year-over-year off-price shipments. Wholesale revenues were flat in the year-to-date period, as operational growth was impacted by the above mentioned factors.
Operating margin declined 10 and 20 basis points in the third quarter and first nine months of 2017, respectively, compared to the 2016 periods due to the negative impact from foreign currency in both periods. Excluding the impact of foreign currency, gross margin expansion, driven in both periods by a mix-shift to higher margin businesses, pricing and lower product costs, was offset by increased investments in direct-to-consumer, product development and innovation, demand creation and technology.
Jeanswear

	Third Quarter			Nine Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Coalition revenues	$697.7	$701.4	(0.5)%	$1,946.0	$2,041.2	(4.7)%
Coalition profit	121.2	142.4	(14.9)%	324.0	388.6	(16.6)%
Operating margin	17.4%	20.3%		16.6%	19.0%
Global Jeanswear revenues decreased 1% and 5% in the third quarter and first nine months of 2017, respectively, compared to the 2016 periods, as growth in the direct-to-consumer channel was more than offset by U.S. wholesale declines in the mass, mid-tier and department store channels. Specifically, our U.S. wholesale business has been impacted by a key customer’s inventory destocking decision and continued channel consolidation, which was partially mitigated by strong growth with our digital wholesale partners in both periods. Revenues in the Americas region decreased 1% and 6% in the third quarter and first nine months of 2017, respectively, driven by softness in the wholesale channel. Revenues in the Asia-Pacific region decreased 3% and 4% in the third quarter and first nine months of 2017, respectively, due to declines in the wholesale channel, partially offset by a favorable impact from foreign currency of 2% in the third quarter. Foreign currency negatively impacted the year-to-date period by 1%. European revenues increased 7% and 2% in the third quarter and first nine months of 2017, respectively, due to growth in our wholesale and direct-to-consumer businesses and favorable impacts from foreign currency of 5% and 1% in the third quarter and first nine months of 2017, respectively.
Global revenues for the Wrangler® brand increased 5% in the third quarter compared to the 2016 period, driven by growth in the direct-to-consumer and wholesale channels and a favorable 1% impact from foreign currency. Global revenues for the Wrangler® brand decreased 2% in the first nine months of 2017 compared to the 2016 period, driven by declines in the mass and western specialty businesses. Global revenues for the Lee® brand decreased 7% in the third quarter and 8% in the first nine months of 2017, due to declines in the U.S. mid-tier and department store channels, which were partially offset by growth in the direct-to-consumer channel. Foreign currency favorably impacted Lee® brand global revenues by 1% in the third quarter and unfavorably by 1% in the first nine months of 2017.
Operating margin decreased 290 and 240 basis points in the third quarter and first nine months of 2017, respectively, compared to the 2016 periods. The decrease in both periods was primarily due to lower revenues, gross margin contraction from higher product costs and product mix, and additional investments in our strategic growth priorities.

Imagewear

	Third Quarter			Nine Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Coalition revenues	$138.9	$128.0	8.5%	$423.9	$404.6	4.8%
Coalition profit	22.4	24.0	(6.7)%	72.3	74.5	(2.9)%
Operating margin	16.1%	18.7%		17.1%	18.4%
The Imagewear coalition consists of occupational apparel and uniform product categories including the Red Kap® and Bulwark® brand industrial businesses and the results of certain transition services related to the sale of LSG (the transition services) that commenced in the second quarter of 2017. Revenue from these transition services was $5.4 million and $18.0 million in the third quarter and first nine months of 2017, respectively.
Excluding the transition services, Imagewear revenues increased 4% in the third quarter and were flat in the first nine months of 2017. The revenue increase in the third quarter was driven by growth in our Bulwark® brand, which was fueled by increased oil and gas exploration activities. The revenue results in the first nine months of 2017, compared to the 2016 period, were largely due to growth in the third quarter that was mostly offset by industry consolidation and a shift in the timing of orders to the fourth quarter of 2016 from the first quarter of 2017 that impacted year-to-date revenues.
Operating margin decreased 260 and 130 basis points in the third quarter and first nine months of 2017, respectively, compared to the 2016 periods. Excluding the impact of the transition services, operating margin in the third quarter of 2017 decreased 270 basis points, primarily driven by lower gross margin attributable to business mix and higher inventory costs. Excluding the impact of the transition services, operating margin in the year-to-date period decreased 100 basis points, driven by higher selling, general and administrative expenses.
Sportswear

	Third Quarter			Nine Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Coalition revenues	$140.3	$140.7	(0.3)%	$352.8	$374.0	(5.6)%
Coalition profit	17.5	15.1	16.0%	27.8	26.2	6.1%
Operating margin	12.5%	10.7%		7.9%	7.0%
Sportswear revenues were flat in the third quarter and decreased 6% in the first nine months of 2017 compared to the 2016 periods. Nautica® brand revenues decreased 1% and 9% in the third quarter and first nine months of 2017, respectively, due to continued challenges in the U.S. department store channel and reduced in-store traffic. Kipling® brand revenues in North America increased 2% and 5% in the third quarter and first nine months of 2017, respectively, due to growth in the direct-to-consumer and wholesale channels.
Operating margin increased 180 and 90 basis points in the third quarter and first nine months of 2017, respectively, compared to the 2016 periods. The increase in both periods was primarily due to lower selling, general and administrative expenses, and the year-to-date period was impacted by improved gross margin from lower product costs.
During the third quarter of 2017, VF performed an interim impairment analysis of the goodwill and trademark intangible asset of the Nautica® brand and recorded a $104.7 million noncash impairment charge to reduce the book value of goodwill to its estimated fair value. The impairment charge was excluded from the profit of the Sportswear coalition since it is not part of the ongoing operations of the business. For additional information, refer to Notes G and N to the consolidated financial statements.

Other

	Third Quarter			Nine Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Coalition revenues	$29.3	$31.2	(5.8)%	$79.8	$84.5	(5.6)%
Coalition loss	(0.8)	(0.3)	(116.1)%	(3.2)	(3.6)	8.5%
Operating margin	(2.5)%	(1.1)%		(4.0)%	(4.2)%
VF Outlet® stores in the U.S. sell both VF and non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category.
Reconciliation of Coalition Profit to Income Before Income Taxes
There are three types of costs necessary to reconcile total coalition profit, as discussed in the preceding paragraphs, to consolidated income before income taxes. These costs are (i) impairment of goodwill, which is excluded from coalition profit because this cost is not part of the ongoing operations of the respective business, (ii) corporate and other expenses and (iii) interest expense, net. Impairment of goodwill and net interest expense are discussed in the “Consolidated Statements of Income” section, and corporate and other expenses are discussed below.

	Third Quarter			Nine Months
Dollars in millions	2017	2016	Percent Change	2017	2016	Percent Change
Impairment of goodwill	$104.7	$—	100.0%	$104.7	$—	100.0%
Corporate and other expenses	96.6	65.0	48.5%	252.0	211.9	18.9%
Interest expense, net	22.5	22.6	(0.1)%	63.3	64.0	(1.0)%
Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs and (iii) certain other income and expenses. The increases in corporate and other expenses in the third quarter and first nine months of 2017 compared to the 2016 periods resulted primarily from higher compensation costs and investments in our key strategic growth initiatives, including our digital platform and technology. Certain corporate overhead costs previously allocated to the Imagewear and Outdoor & Action Sports coalitions for segment reporting purposes have been reallocated to continuing operations as discussed in Note C to the consolidated financial statements.
International Operations
International revenues increased 13% and 7% in the third quarter and first nine months of 2017, respectively, compared to the 2016 periods. Foreign currency favorably impacted international revenue growth by 3% in the third quarter and negatively impacted revenues by 1% in the first nine months of 2017. Revenues in Europe increased 18% in the third quarter and 9% in the first nine months of 2017, reflecting operational growth in both periods and favorable impacts from foreign currency of 4% in the third quarter of 2017. In the Asia-Pacific region, revenues increased 5% in both the third quarter and first nine months of 2017, driven by growth across the region, particularly in China. Foreign currency favorably impacted revenues in the Asia-Pacific region in the third quarter by 1% and negatively impacted revenues in the year-to-date period by 1%. Revenue growth in the Americas (non-U.S.) region increased 8% in the third quarter and 6% in the first nine months of 2017. Results in both periods reflect operational growth, and the third quarter was favorably impacted by 3% from foreign currencies in the region. International revenues were 44% and 41% of total revenues in the third quarter of 2017 and 2016, respectively, and 41% and 39% of total revenues in the first nine months of 2017 and 2016, respectively.
Direct-to-consumer Operations
Direct-to-consumer revenues grew 18% in the third quarter and 13% in the first nine months of 2017, as both periods reflected growth in all regions and in nearly every brand with a retail format, and favorable impacts from foreign currency in the third quarter of 2017 of 1%. The increase in direct-to-consumer revenues in both periods was due to comparable store growth for locations open at least twelve months at each reporting date, and an expanding e-commerce business which grew 38% and 32% in the third quarter and first nine months of 2017, respectively. There were 1,508 VF-owned retail stores at the end of September 2017 compared to 1,475 at the end of September 2016. Direct-to-consumer revenues were 27% and 24% of total revenues in the third quarter of 2017 and 2016, respectively. Direct-to-consumer revenues were 29% of total revenues in the first nine months of 2017 compared to 26% in the 2016 period.

Analysis of Financial Condition
Consolidated Balance Sheets
The following discussion refers to significant changes in balances at September 2017 compared to December 2016:

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

•
Increase in short-term borrowings — due to commercial paper borrowings needed to prepare to fund the Williamson-Dickie transaction which closed on October 2, 2017, and to support general corporate purposes and share repurchases.

•	Decrease in accounts payable — driven by the timing of inventory purchases and payments to vendors.

•	Increase in accrued liabilities — primarily due to higher accrued compensation, and the timing of payments for other accruals.

•	Increase in long-term debt — due to foreign currency fluctuations of euro-denominated bonds.
The following discussion refers to significant changes in balances at September 2017 compared to September 2016:

•	Increase in accounts receivable — due to foreign currency fluctuations and timing of collections from customers.

•
Decrease in goodwill — driven by goodwill impairment charges for the Nautica® brand reporting unit recorded in the third quarter of 2017 and the lucy® brand reporting unit recorded in the fourth quarter of 2016. Refer to Notes G and N to the consolidated financial statements for additional information regarding the Nautica® reporting unit.

•
Decrease in other assets — primarily due to the cumulative-effect adjustment to retained earnings of a deferred charge upon the early adoption of the accounting standards update regarding intra-entity asset transfers.

•
Increase in short-term borrowings — due to commercial paper borrowings needed to prepare to fund the Williamson-Dickie transaction which closed on October 2, 2017, and to support general corporate purposes and share repurchases.

•	Increase in the current portion of long-term debt — due to $250.0 million of long-term notes due in the fourth quarter of 2017.

•	Increase in accrued liabilities — primarily due to higher accrued compensation, and the timing of payments for other accruals.

•	Decrease in long-term debt — due to $250.0 million of long-term notes due in the fourth quarter of 2017, partially offset by foreign currency fluctuations of euro-denominated bonds.

•	Decrease in other liabilities — primarily due to lower deferred income taxes.
Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	September	December	September
Dollars in millions	2017	2016	2016
Working capital	$1,805.7	$2,407.1	$2,513.7
Current ratio	1.5 to 1	2.4 to 1	2.2 to 1
Debt to total capital	52.7%	31.9%	38.8%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at September 2017 compared to both December 2016 and September 2016 was due to the increase in short-term borrowings and reductions in stockholders’ equity due to changes in accumulated other comprehensive income, the cumulative-effect adjustment to retained earnings upon the early adoption of the accounting standards update regarding intra-entity asset transfers, goodwill impairments, the payment of dividends and repurchases of stock.
The decrease in the current ratio at September 2017 compared to both December 2016 and September 2016 was primarily driven by the increase in short-term borrowings.

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
In summary, our cash flows were as follows:

	Nine Months
In thousands	2017	2016
Cash provided by operating activities	$6,683	$47,197
Cash provided (used) by investing activities	25,092	(50,804)
Cash provided (used) by financing activities	301,381	(201,585)
Cash Provided by Operating Activities
Cash flow provided by operating activities is dependent on net income, adjustments to net income and changes in working capital. The decrease in cash flows in the first nine months of 2017 is primarily due to a decrease in both net income and net cash usage from working capital.
Cash Provided (Used) by Investing Activities
VF’s investing activities in the first nine months of 2017 related primarily to $213.5 million of proceeds from the sale of LSG, which is $97.5 million higher than the proceeds received from the sale of the Contemporary Brands coalition in the third quarter of 2016. Capital expenditures of $124.4 million and software purchases of $53.5 million partially offset the proceeds received. Capital expenditures decreased $5.6 million compared to the 2016 period. Software purchases increased $21.6 million compared to the 2016 period primarily due to system implementations and investments in our digital platform.
Cash Provided (Used) by Financing Activities
The increase in cash provided by financing activities during the first nine months of 2017 was driven by a $1.7 billion increase in net cash generated by short-term borrowings, compared to $951.8 million of proceeds from long-term debt received in 2016. In addition, the first nine months of 2017 reflected $200.1 million of incremental treasury stock purchases and $40.6 million of incremental cash dividends paid compared with the 2016 period. Short-term borrowings included additional amounts needed to prepare to fund the Williamson-Dickie transaction which closed on October 2, 2017, and also support general corporate purposes and share repurchases. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
During the first nine months of 2017, VF purchased 22.2 million shares of its Common Stock in open market transactions at a total cost of $1.2 billion (average price per share of $54.04) under the share repurchase programs authorized by VF’s Board of Directors in 2013 and 2017. During the first nine months of 2016, VF purchased 15.9 million shares of its Common Stock in open market transactions at a total cost of $1.0 billion (average price per share of $62.80).
In March 2017, VF’s Board of Directors approved a $5.0 billion share repurchase authorization, replacing the 2013 authorization. As of September 30, 2017, VF has purchased 14.0 million shares of its Common Stock in open market transactions at a total cost of $762.1 million (average price per share of $54.46) under the new share repurchase authorization, and had $4.2 billion remaining for future repurchases. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”). The Global Credit Facility expires in April 2020 and VF may request two extensions of one year each, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including share repurchases.
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of September 2017 were $1.9 billion and $15.6 million, respectively, leaving $287.4 million available for borrowing against the Global Credit Facility at

September 2017. Approximately $800 million of commercial paper borrowings was used to finance the Williamson-Dickie purchase price on October 2, 2017.
VF has $131.6 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $38.3 million and $37.7 million at September 2017 and September 2016, respectively.
VF repaid $250.0 million of 5.95% fixed-rate notes on November 1, 2017, using a combination of operating cash flows and commercial paper borrowings.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of September 2017, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.
None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2021, 2023 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest.
Management’s Discussion and Analysis in the 2016 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2016 that would require the use of funds. As of September 2017, there have been no material changes in the amounts disclosed in the 2016 Form 10-K, except as noted below:

•
Inventory purchase obligations decreased by approximately $220.5 million at the end of September 2017 due to the timing of purchase commitments and the removal of commitments related to the licensing business.

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
Recent Accounting Pronouncements
Refer to Note P to VF’s consolidated financial statements for information on recently issued and adopted accounting standards, including reclassifications made to 2016 amounts.
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
The application of these accounting policies requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions, and may retain outside consultants to assist in the evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the 2016 Form 10-K. There have been no material changes in these policies other than the early adoption of the accounting guidance that simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test.

Cautionary Statement on Forward-looking Statements
From time to time, VF may make oral or written statements, including statements in this quarterly report that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements.
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
The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended September 30, 2017 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Third Quarter 2017	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Dollar Value of Shares that May Yet be Purchased Under the Program
July 2 – July 29, 2017	—	$—	—	4,237,993,373
July 30 – August 26, 2017	—	—	—	4,237,993,373
August 27 – September 30, 2017	840	62.69	840	4,237,940,717
Total	840		840

(1)	Includes 840 shares of Common Stock that were purchased during the quarter in connection with VF’s deferred compensation plans.
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

Item 6 — Exhibits

10.1	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of October 18, 2017

31.1	Certification of Steven E. Rendle, Chairman, Chief Executive Officer and President, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven E. Rendle, Chairman, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Chief Financial Officer)

Date: November 2, 2017	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President—Controller (Chief Accounting Officer)