Form 10-K
period 2017-12-30
V F CORP
filed 2018-02-28
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 1-5256
V. F. CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1180120
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
105 Corporate Center Boulevard
Greensboro, North Carolina 27408
(Address of principal executive offices)
(336) 424-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, without par value, stated capital $.25 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☑   NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES  ☑        NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☑        NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    YES  ☐        NO  ☑
The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on July 1, 2017, the last day of the registrant’s second fiscal quarter, was approximately $18,323,000,000 based on the closing price of the shares on the New York Stock Exchange.
As of January 27, 2018, there were 396,690,429 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2018 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
This document (excluding exhibits) contains 97 pages.
The exhibit index begins on page 42.

PART I

ITEM 1. BUSINESS.

V.F. Corporation, organized in 1899, is a global leader in the design, production, procurement, marketing and distribution of branded lifestyle apparel, footwear and related products. Unless the context indicates otherwise, the terms “VF,” the "Company,” “we,” “us,” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries.
Excluding the 'Business Held-For-Sale' subsection, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from VF’s continuing operations.
VF’s diverse portfolio of more than 30 brands meets consumer needs across a broad spectrum of activities and lifestyles. Our ability to connect with consumers, as diverse as our brand portfolio, creates a unique platform for sustainable, long-term growth. Our long-term growth strategy is focused on four drivers:

•	Reshape our portfolio. Investing in our brands to realize their full potential, while ensuring the composition of our portfolio positions us to win in evolving market conditions;

•
Transform our model. Becoming consumer- and retail-centric to meet and exceed consumers' needs across all channels, and operate our business differently - from the design studio to the factory floor to the point of sale - by thinking and acting more like a vertical retailer;

•
Elevate direct-to-consumer. Investing in our direct-to-consumer business to make it the pinnacle expression of our brands, and prioritizing serving consumers through e-commerce and digitally enabled transactions; and,

•	Distort Asia. Accelerating our actions in Asia, especially China, to unlock growth opportunities for our brands in this fast-growing region.
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, denim,

backpack, luggage, accessory and apparel categories. Our largest brands are Vans®, The North Face®, Timberland®, Wrangler® and Lee®. In connection with our acquisition of 100% of the outstanding shares of Williamson-Dickie Mfg. Co. ("Williamson-Dickie") on October 2, 2017, we acquired a portfolio of brands including Dickies®, Workrite®, Kodiak®, Terra® and Walls®.
Our products are marketed to consumers shopping in specialty stores, department stores, national chains, mass merchants and our own direct-to-consumer operations, which include VF-operated stores, concession retail stores and e-commerce sites. Revenues from the direct-to-consumer business represented 32% of VF’s total 2017 revenues. In addition to selling directly into international markets, many of our brands sell products through licensees, agents, distributors and independently-operated partnership stores. In 2017, VF derived 65% of its revenues from the Americas region, 24% from the Europe region and 11% from the Asia-Pacific region.
To provide diversified products across multiple channels of distribution in different geographic areas, we balance our own manufacturing capabilities with sourcing of finished goods from independent contractors. We utilize state-of-the-art technologies for inventory replenishment that enable us to effectively and efficiently get the right assortment of products that match consumer demand.
For both management and internal financial reporting purposes, VF is organized by groupings of businesses called “coalitions.” The three coalitions are Outdoor & Action Sports, Jeanswear and Imagewear, and represent our reportable segments for financial reporting purposes. Coalition management has the responsibility to build and operate their brands, with certain financial, administrative and systems support and disciplines provided by central functions within VF.

VF Corporation 2017 Form 10-K 1

The following table summarizes VF’s primary owned and licensed brands by coalition:

COALITION	PRIMARY BRANDS	PRIMARY PRODUCTS

Outdoor & Action Sports	Vans®	Youth culture/action sports-inspired footwear, apparel, accessories
	The North Face®	High performance outdoor apparel, footwear, equipment, accessories
	Timberland®	Outdoor lifestyle footwear, apparel, accessories
	Kipling®	Handbags, luggage, backpacks, totes, accessories
	Napapijri®	Premium outdoor apparel, footwear, accessories
	Smartwool®	Performance-based merino wool socks, apparel, accessories
	JanSport®	Backpacks, luggage
	Eastpak®	Backpacks, luggage
	Reef®	Surf-inspired footwear, apparel, accessories
	Eagle Creek®	Luggage, backpacks, travel accessories

Jeanswear	Wrangler®	Denim, casual apparel, footwear, accessories
	Lee®	Denim, casual apparel
	Riders by Lee®	Denim, casual apparel
	Rustler®	Denim, casual apparel
	Rock & Republic®	Denim, casual apparel, accessories

Imagewear	Red Kap®	Occupational apparel
	Bulwark®	Protective occupational apparel
	Horace Small®	Occupational apparel
	Dickies®	Work and work-inspired lifestyle apparel and footwear
	Workrite®	Protective occupational apparel
	Kodiak®	Protective work footwear and lifestyle footwear
	Terra®	Protective work footwear
	Walls®	Outdoor work and hunt apparel
Financial information regarding VF’s coalitions is included in Note R to the consolidated financial statements.

OUTDOOR & ACTION SPORTS COALITION

Our Outdoor & Action Sports coalition is a group of authentic outdoor and activity-based lifestyle brands. Product offerings include performance-based apparel, footwear, equipment, backpacks, luggage and accessories.
Vans® is the largest brand in our Outdoor & Action Sports coalition. The Vans® brand offers performance and casual footwear and apparel targeting younger consumers that sit at the center of action sports, art, music and street fashion. Vans® products are available globally through chain stores, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, more than 650 VF-owned stores, on brand websites with strategic digital partners and online at www.vans.com.
The North Face® features performance-based apparel, outerwear, sportswear and footwear for men, women and children. Its equipment line includes tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme winter sport activities, such as high altitude mountaineering, skiing, snowboarding and ice and rock climbing. The North Face® products are marketed globally, primarily through specialty outdoor and premium sporting goods stores, independent distributors, independently-operated partnership stores, concession retail stores, over 200 VF-operated stores, on brand websites with strategic digital partners and online at www.thenorthface.com.
The Timberland® brand offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® products globally through chain, department and specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, over 250 VF-operated stores, on brand websites with strategic digital partners and online at www.timberland.com.
Kipling® branded handbags, luggage, backpacks, totes and accessories are sold globally through department, specialty and luggage stores, independently-operated partnership stores, independent distributors, concession retail stores, home shopping television, 100 VF-operated stores, at www.kipling.com and on brand websites with strategic digital partners.
The Napapijri® brand offers outdoor-inspired casual outerwear, sportswear and accessories at a premium price. Products are

2 VF Corporation 2017 Form 10-K

marketed to men, women and children in Europe, the Middle East, Asia and Africa. Products are sold in department and specialty shops, independently-operated partnership stores, concession retail stores, independent distributors as well as 30 VF-operated stores and online at www.napapijri.com and on brand websites with strategic digital partners.
The Smartwool® brand offers active outdoor consumers a premium, technical layering system of merino wool socks, apparel and accessories that are designed to work together in fit, form and function. Smartwool® products are sold globally through premium outdoor and specialty retailers, global distributors, on brand websites with strategic digital partners and online at www.smartwool.com.
JanSport® backpacks and accessories are sold in North America, South America and Asia through department, office supply and chain stores, as well as sports specialty stores, college bookstores and independent distributors. JanSport® products are also sold online at www.jansport.com.
Eastpak® backpacks, travel bags and luggage are sold globally, primarily through department and specialty stores and online at

www.eastpak.com and on brand websites with strategic digital partners. Eastpak® products are also marketed throughout Asia by distributors.
The Reef® brand of surf-inspired products includes sandals, shoes, swimwear, casual apparel and accessories for men, women and children. Products are sold globally through specialty shops, sporting goods chains, department stores and independent distributors. Products are also sold on brand websites with strategic digital partners and online at www.reef.com.
Eagle Creek® adventure travel gear products include luggage, backpacks and accessories sold through specialty luggage, outdoor and department stores primarily in North America and Europe, on brand websites with strategic digital partners and online at www.eaglecreek.com.
We expect continued long-term growth in our Outdoor & Action Sports coalition as we focus on product innovation, extend our brands into new product categories, open additional VF-owned stores, expand wholesale partnerships, develop geographically and acquire additional brands.

JEANSWEAR COALITION

Our Jeanswear coalition markets denim and related casual apparel products globally.
The Wrangler® brand offers denim, apparel, accessories and footwear through mass merchants, specialty stores and mid-tier and traditional department stores in the U.S., VF-operated stores and online at www.wrangler.com. Wrangler® westernwear is distributed primarily through western specialty stores, as well as various online retail sites.
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
Wrangler® and Lee® products outside of the U.S. are positioned as higher fashion and have higher selling prices. VF’s largest international jeanswear businesses are located in Europe and Asia, where Wrangler® and Lee® products are sold through department, specialty and concession retail stores, independently-operated partnership stores, online at www.wrangler.com and www.lee.com and on brand websites with strategic digital accounts. We also market Wrangler® and Lee® products to mass merchant, department and specialty stores in Canada and Mexico, as well as to department and specialty stores in South America. In addition, we currently have more than 70 VF-operated stores primarily located in Europe, Asia and South America which are an important vehicle for representing our brands' image and marketing message directly to consumers. In international markets where VF does not have retail operations, Wrangler® and Lee® products are marketed through distributors, agents, licensees and single-brand or multi-brand partnership stores.
Our world-class supply chain, including owned manufacturing facilities, coupled with advanced vendor-managed inventory and retail floor space management programs with many of our major retailer customers, gives us a competitive advantage in our U.S. jeanswear business. We receive periodic point-of-sale information from these customers, at the individual store and style-size-color stock keeping unit level. We then ship products based on that customer data to ensure their selling floors are appropriately stocked with products that match their shoppers’ needs. Our system capabilities allow us to analyze our retail customers’ sales, demographic and geographic data to develop product assortment recommendations that maximize the productivity of their jeanswear selling space and optimize their inventory investment.
We intend to drive growth through superior product innovation, consumer insight and marketing strategies. Growth in the U.S. includes opportunities within mass merchant, mid-tier and traditional department stores and western specialty businesses. International growth will be driven by expansion of our existing businesses in Asia, Latin America and key European markets.

IMAGEWEAR COALITION

Our Imagewear coalition consists of occupational workwear apparel, footwear and uniforms sold through direct-to-consumer, wholesale and business-to-business ("BTB") channels. On October 2, 2017, VF completed the acquisition of Williamson-Dickie, which includes the Dickies®, Workrite®, Kodiak®, Terra® and Walls® brands.

The Imagewear coalition provides uniforms and career occupational apparel for workers in North America and internationally, under the Dickies® and Red Kap® brands (work apparel and footwear), the Bulwark® and Workrite® brands (flame resistant and protective apparel primarily for the petrochemical, utility and mining industries), the Walls® brand (outdoor workwear),

VF Corporation 2017 Form 10-K 3

the Kodiak® brand (work and lifestyle footwear), the Terra® brand (work footwear) and the Horace Small® brand (apparel for law enforcement and public safety personnel). Products include a wide range of workwear pants, coveralls, shirts, medical scrubs, outerwear, footwear and accessories. Imagewear revenues are influenced by the general level of business activity in each market.
Imagewear BTB channels include industrial laundries and distributors who in turn supply customized workwear to employers for production, service and white-collar personnel. Since industrial laundries and distributors maintain minimal inventories of work clothes, VF’s ability to offer rapid delivery of products in a broad range of sizes is an important advantage in this market. Our commitment to customer service, supported by an automated central distribution center with several satellite locations, enables customer orders to be filled within 24 hours of receipt. The Red Kap®, Bulwark®, Dickies® and Workrite® brands have a strong presence in the reseller distributor market.
The BTB business also develops and manages uniform programs through custom-designed websites for major business customers and governmental organizations. These websites provide the employees of our customers with the convenience of shopping for their work and career apparel via the internet.
Imagewear products are also available on a wholesale basis, including product offerings at mass and specialty retailers, and a direct-to-consumer basis through our e-commerce sites at www.dickies.com, www.kodiakboots.com and www.walls.com and over 75 VF-operated retail stores. The Dickies® brand, with a strong workwear heritage, is a leader in this area with products that address the workers needs on the job and work-inspired product that allows the worker to stay involved with the brand while in a non-traditional work-setting.
We believe there is a strategic opportunity for growth in our Imagewear coalition in both existing and future markets and all channels and geographies by introducing innovative products that address workers’ desires for increased comfort and performance, combined with our unique service model and increased presence in the retail workwear market.

BUSINESS HELD-FOR-SALE

At December 30, 2017, the Nautica® brand business met the held-for-sale and discontinued operations accounting criteria. All disclosure throughout Part I of this Form 10-K excludes the Nautica® brand business.

DIRECT-TO-CONSUMER OPERATIONS

Our direct-to-consumer business includes full-price stores, outlet stores, e-commerce sites and concession retail locations. Direct-to-consumer revenues were 32% of total VF revenues in 2017 compared with 29% in 2016.
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
In addition, VF operates outlet stores in both premium outlet malls and more traditional value-based locations. These outlet stores carry merchandise that is specifically designed for sale in our outlet stores and serve an important role in our overall inventory management and profitability by allowing VF to sell a significant portion of excess, discontinued and out-of-season products at better prices than otherwise available from outside parties, while maintaining the integrity of our brands.
Our growing global direct-to-consumer operations included 1,518 stores at the end of 2017. We operate retail store locations for the following brands: Vans®, Timberland®, The North Face®, Kipling®, Dickies®, Lee®, Napapijri® and Wrangler®. We also operate 80 VF Outlet® stores in the U.S. that sell a broad selection of excess VF products, as well as other non-VF products. Approximately 65% of

VF-operated stores offer products at full price, and the remainder are outlet locations. Approximately 60% of our stores are located in the Americas region (55% in the U.S.), 25% in Europe and 15% in the Asia-Pacific region. Additionally, we have approximately 1,100 concession retail stores located principally in Europe and Asia.
E-commerce represented approximately 21% of our direct-to-consumer business in 2017. We currently market the following brands online: Vans®, The North Face®, Timberland®, Lee®, Kipling®, Wrangler®, Napapijri®, Smartwool®, JanSport®, Eastpak®, Eagle Creek®, Reef®, Dickies®, Kodiak® and Walls®. We continue to expand our e-commerce initiatives by rolling out additional, country-specific brand sites in Europe and Asia, which enhances our ability to deliver a superior, localized consumer experience.
We expect our direct-to-consumer business to continue growing at a faster pace than VF’s overall growth rate as we expand our e-commerce presence and open new stores. We opened 111 stores during 2017, concentrating on the brands with the highest retail growth potential: Vans®, The North Face® and Timberland®.
In addition to our direct-to-consumer operations, our licensees, distributors and other independent parties own and operate over 3,000 partnership stores. These are primarily mono-brand retail locations selling VF products that have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and Asia, and are concentrated in the Timberland®, Lee®, The North Face®, Vans®, Wrangler®, Kipling® and Napapijri® brands.

4 VF Corporation 2017 Form 10-K

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
Licensing arrangements relate to a broad range of VF brands. License agreements are for fixed terms of generally 3 to 5 years,

with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed products sales. Royalty income was $75.5 million in 2017 (less than 1% of total revenues), primarily from the Vans®, Lee®, Timberland® and Wrangler® brands. In addition, licensees of our brands are generally required to spend from 1% to 3% of their net licensed product sales to advertise VF’s products. In some cases, these advertising amounts are remitted to VF for advertising on behalf of the licensees.

MANUFACTURING, SOURCING AND DISTRIBUTION

Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.
In addition to the design functions of each brand, VF has three strategic global innovation centers that focus on technical and performance product development for apparel, footwear and jeanswear. The centers are staffed with dedicated scientists, engineers and designers who combine proprietary insights with consumer needs, and a deep understanding of technology and new materials. These innovation centers are integral to VF’s long-term growth as they allow us to deliver new products and experiences that consistently delight consumers, which drives organic growth and higher gross margins.
VF’s centralized global supply chain organization is responsible for producing, procuring and delivering products to our customers. VF is highly skilled in managing the complexities associated with our global supply chain. VF sourced or produced approximately 473 million units spread across more than 30 brands. Our products are obtained from 21 VF-operated manufacturing facilities and approximately 1,000 contractor manufacturing facilities in over 50 countries. Additionally, we operate 38 distribution centers and 1,518 retail stores. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.
In 2017, 23% of our units were manufactured in VF-owned facilities and 77% were obtained from independent contractors. Products manufactured in VF facilities generally have a lower cost and shorter lead times than products procured from independent contractors. Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in Asia. However, contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a well-balanced, flexible approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.
VF operates manufacturing facilities in the U.S., Mexico, Central America and the Caribbean. A significant percentage of denim bottoms and occupational apparel is manufactured in these plants, as well as a smaller percentage of footwear and other products. For these owned production facilities, we purchase raw materials from numerous U.S. and international suppliers to meet our production needs. Raw materials include products made from cotton, leather, rubber, wool, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps, eyelets and laces). In some instances, we contract the sewing of VF-owned raw materials into finished product with independent contractors. Fixed price commitments for fabric and certain supplies are generally set on a quarterly basis for the next quarter’s purchases. No single supplier represents more than 10% of our total cost of goods sold.
Independent contractors generally own the raw materials and ship finished, ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Hong Kong (with satellite offices across Asia) and Panama. These hubs are responsible for managing the manufacturing and procurement of product, supplier oversight, product quality assurance, sustainability within the supply chain, responsible sourcing and transportation and shipping functions. In addition, our hubs leverage proprietary knowledge and technology to enable certain contractors to more effectively control costs and improve labor efficiency. Substantially all products in the Outdoor & Action Sports coalition, as well as a portion of products for our Jeanswear and Imagewear coalitions, are obtained through these sourcing hubs.
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
All VF-operated production facilities throughout the world, as well as all independent contractor facilities that manufacture VF products, must comply with VF’s Global Compliance Principles. These principles, established in 1997 and consistent with international labor standards, are a set of strict standards covering legal and ethical business practices, worker age, work hours, health and safety conditions, environmental standards and compliance with local laws and regulations. In addition, our owned

VF Corporation 2017 Form 10-K 5

factories must also undergo certification by the independent, nonprofit organization, Worldwide Responsible Accredited Production (“WRAP”), which promotes global ethics in manufacturing.
VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF products at locations across the globe. Each of the approximately 1,000 independent contractor facilities, including those serving our independent licensees, must be pre-certified before producing VF products. This pre-certification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal staff and externally contracted firms. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.

VF did not experience difficulty in fulfilling its raw material and contracting production needs during 2017. Absent any material changes, VF believes it would be able to largely offset any increases in product costs through (i) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution, (ii) increases in the prices of its products and (iii) cost reduction efforts. The loss of any one supplier or contractor would not have a significant adverse effect on our business.
Product is shipped from our independent suppliers and VF-operated manufacturing facilities to distribution centers around the world. In some instances, product is shipped directly to our customers. Most distribution centers are operated by VF, and some support more than one brand. A portion of our distribution needs are met by contract distribution centers.

SEASONALITY

VF’s quarterly operating results vary due to the seasonality of our individual businesses, and are historically stronger in the second half of the year. On a quarterly basis in 2017, revenues ranged from a low of 19% of full year revenues in the second quarter to a high of 31% in the fourth quarter, while operating margin ranged from a low of 7% in the second quarter to a high of 17% in the third quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor & Action Sports coalition, where 18% of the coalition’s revenues occurred in the second quarter compared to 30% in the fourth quarter of 2017. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.
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

ADVERTISING, CUSTOMER SUPPORT AND COMMUNITY OUTREACH

During 2017, our advertising and promotion expense was $715.9 million, representing 6% of total revenues. We advertise in consumer and trade publications, on radio and television and through digital initiatives including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments.
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

6 VF Corporation 2017 Form 10-K

SUSTAINABILITY

VF is one of the world’s largest apparel, footwear and accessories manufacturers, and our global scale is significant. Equally significant is the responsibility we have to make an impact on the industry and our planet in advancing sustainable business. VF has set goals and made commitments to achieve significant progress in several different key areas of sustainability in an effort to accomplish this.
Dedication to continued sustainability progress is particularly focused in the realm of VF product materials. In 2017, VF set a goal of sourcing 50% recycled nylon and polyester for products by 2025, with a targeted 35% reduction in negative impact of key materials. This follows the issuance of a pledge to no longer allow the use of fur in any of our products, in support of newly released Animal Derived Materials & Forest Derived Materials policies.
VF is also dedicated to bringing about progress at our locations of operation, both within our owned portfolio and our external supply chain. In 2017, VF committed to measurably improve the lives of one million supply chain workers and others within their community, by 2030. Progress continues to be made toward the goals set for our internal facilities that include (i) the sourcing of 100% of our electricity from renewable sources within our owned and operated facilities by 2025, in line with our commitment to RE100, and (ii) achieving Zero Waste at 100% of our internal distribution center locations by 2020, which currently stands at almost 50% completion with 17 facilities already certified.

The VF brands are equally committed to sustainability action in their sectors. In 2017, Vans® opened its new LEED platinum headquarters building operating with 50% renewable energy. This brings the total count of LEED certified VF buildings in the U.S. up to 11. The Timberland® brand also announced a commitment in 2017 to source 100% of leather from LWG silver or gold rated tanneries by 2021. Wrangler® launched a new initiative in 2017, working with farmers and youth interested in farming, focused on the implementation of climate beneficial land use practices and the preservation of soil health.
VF’s large global presence necessitates a comprehensive approach to managing our impacts. The work that has been done to date has allowed us to make great strides in promoting the responsible stewardship of our scale. Success in this area has demonstrated that the VF scale is not something that simply needs to be managed for impact, but can also be used for good to create significant value.
Our new Sustainability & Responsibility strategy, Made for Change, launched in 2017, targets areas where we seek to drive transformational change to create this value in the future. The Made for Change strategy will focus on investigating and implementing new circular and sustainable business models that harness retail opportunities in new sectors, scaling our foundational social and environmental programs to lead the industry toward greater progress at a faster rate, and empowering our brands, associates, and consumers to act with purpose and impact with intention, wherever they may be.

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
Intellectual Property
Trademarks, trade names, patents and domain names, as well as related logos, designs and graphics, provide substantial value in the development and marketing of VF’s products, and are important to our continued success. We have registered this intellectual property in the U.S. and in other countries where our products are manufactured and/or sold. We vigorously monitor and enforce VF’s intellectual property against counterfeiting, infringement and violations of other rights where and to the extent legal, feasible and appropriate. In addition, we grant licenses to other parties to manufacture and sell products utilizing our intellectual property in product categories and geographic areas in which VF does not operate.
Customers
VF products are sold on a wholesale basis to specialty stores, mid-tier and traditional department stores, national chains and mass merchants. In addition, we sell products on a direct-to-consumer basis through VF-operated stores, concession retail stores and e-commerce sites. Our sales in international markets are growing and represented 41% of our total revenues in 2017, the majority of which were in Europe.
Sales to VF’s ten largest customers, all of which are retailers based in the U.S., amounted to 19% of total revenues in 2017, 21% in 2016 and 22% in 2015. Sales to the five largest customers amounted to approximately 15% of total revenues in 2017 and 16% in both 2016 and 2015. Sales to VF’s largest customer totaled 8% of total revenues in 2017 and 9% in both 2016 and 2015, the majority of which were derived from the Jeanswear coalition.
Employees
VF had approximately 69,000 employees at the end of 2017, of which approximately 31,000 were located in the U.S. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
Backlog
The dollar amount of VF’s order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.

VF Corporation 2017 Form 10-K 7

EXECUTIVE OFFICERS OF VF

The following are the executive officers of VF Corporation as of February 28, 2018. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. None of the VF Corporation executive officers have any family relationship with one another or with any of the directors of VF Corporation.
Steven E. Rendle, 58, has been Executive Chairman of the Board since November 2017, President and Chief Executive Officer of VF since January 2017 and a Director of VF since June 2015. Mr. Rendle served as President and Chief Operating Officer from June 2015 to December 2016, Senior Vice President — Americas from April 2014 until June 2015, Vice President and Group President — Outdoor & Action Sports Americas from May 2011 until April 2014, President of VF’s Outdoor Americas businesses from 2009 to 2011, President of The North Face® brand from 2004 to 2009 and Vice President of Sales of The North Face® brand from 1999 to 2004. Mr. Rendle joined VF in 1999.
Scott A. Roe, 53, has been Vice President and Chief Financial Officer of VF since April 2015. He served as Vice President — Controller and Chief Accounting Officer of VF from February 2013 until March 2015, Vice President — Finance of VF from 2012 to 2013, Vice President — Chief Financial Officer of VF International from 2006 to 2012 and Vice President — Chief Financial Officer of VF’s former intimate apparel business from 2002 to 2006. Mr. Roe joined VF in 1996.
Kevin D. Bailey, 57, has been Group President — APAC since January 2018. He served as President, APAC from January 2017 until December 2017, President Action Sports & VF CASA from March 2016 to December 2016, President Action Sports & the Vans® brand from April 2014 to February 2016, Global President of the Vans® brand from June 2009 to March 2014 and Vice President Direct-to-Consumer for the Vans® brand from June 2002 to November 2007. Mr. Bailey joined VF in 2004.
Scott H. Baxter, 53, has been Group President — Americas West since January 2018. He served as Vice President and Group President — Outdoor & Action Sports Americas from March 2016 until December 2017, Vice President and Group President — Jeanswear Americas, Imagewear and South America from May

2013 until March 2016, Vice President and Group President — Jeanswear Americas and Imagewear from 2011 until May 2013, President of Imagewear, composed of both the Image and VF's former Licensed Sports Group businesses, from 2008 to 2011 and President of VF's former Licensed Sports Group business from 2007 to 2008. Mr. Baxter joined VF in 2007.
Martino Scabbia Guerrini, 53, has been Group President — EMEA since January 2018. He served as President — VF EMEA from April 2017 until December 2017, Coalition President — Jeanswear, Sportswear and Contemporary International from January 2013 to November 2017, President — Sportswear and Contemporary EMEA from February 2009 to December 2012 and President — Sportswear and Packs from August 2006 to January 2009. Mr. Guerrini joined VF in 2006.
Curtis A. Holtz, 55, has been Group President — Americas East since January 2018. He served as Group President — Workwear, Jeans and Sportswear from January 2017 until December 2017, President — Imagewear from July 2015 to December 2016, Chief Financial Officer of VF Imagewear and International from 2010 to 2015 and President — VF’s former intimate apparel business from 2005 to 2007. Mr. Holtz joined VF in 1990.
Bryan H. McNeill, 56, has been Vice President — Controller and Chief Accounting Officer since April 2015. He served as Controller and Supply Chain Chief Financial Officer of VF International from January 2012 until March 2015 and Controller of VF International from May 2010 until December 2011. Mr. McNeill joined VF in 1993.
Laura C. Meagher, 57, has been Vice President, General Counsel and Secretary since 2012. She served as Vice President — Deputy General Counsel from 2008 to 2012 and Assistant General Counsel from 2004 to 2008. Ms. Meagher joined VF in 2004.
Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2018 (“2018 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2017, which information is incorporated herein by reference.

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
After VF’s 2018 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on May 12, 2017.

8 VF Corporation 2017 Form 10-K

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
The success of VF’s business depends on consumer spending on apparel and footwear, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, unemployment, stock market performance, weather conditions, energy prices, consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where VF’s products are sold. The current global economic environment is unpredictable, and adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on VF.
The apparel and footwear industries are highly competitive, and VF’s success depends on its ability to gauge consumer preferences and product trends, and to respond to constantly changing markets.
VF competes with numerous apparel and footwear brands and manufacturers. Competition is generally based upon brand name recognition, price, design, product quality, selection, service and purchasing convenience. Some of our competitors are larger and have more resources than VF in some product categories and regions. In addition, VF competes directly with the private label brands of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on our ability to:

•	Anticipate and respond to changing consumer preferences and product trends in a timely manner;

•	Develop attractive, innovative and high quality products that meet consumer needs;

•	Maintain strong brand recognition;

•	Price products appropriately;

•	Provide best-in-class marketing support and intelligence;

•	Ensure product availability and optimize supply chain efficiencies;

•	Obtain sufficient retail store space and effectively present our products at retail; and

•	Produce or procure quality products on a consistent basis.
Failure to compete effectively or to keep pace with rapidly changing consumer preferences, markets and product trends could have a material adverse effect on VF’s business, financial condition and results of operations. Moreover, there are significant shifts underway in the wholesale and retail (e-commerce and retail store) channels. VF may not be able to manage its brands within and across channels sufficiently, which could have a material adverse effect on VF’s business, financial condition and results of operations.

VF’s results of operations could be materially harmed if we are unable to accurately forecast demand for our products.
There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions, and, as a result, we may not successfully manage inventory levels to meet our future order requirements. We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs, the sale of excess inventory at discounted prices or excess inventory held by our wholesale customers, which could have a negative impact on future sales, an adverse effect on the image and reputation of VF’s brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to VF’s reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations and financial condition.
VF’s business and the success of its products could be harmed if VF is unable to maintain the images of its brands.
VF’s success to date has been due in large part to the growth of its brands’ images and VF’s customers’ connection to its brands. If we are unable to timely and appropriately respond to changing consumer demand, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding VF, its brands or its products, including licensed products, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future. In addition, we have sponsorship contracts with a number of athletes, musicians and celebrities and feature those individuals in our advertising and marketing efforts. Actions taken by those individuals associated with our products could harm their reputations, which could adversely affect the images of our brands.
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

VF Corporation 2017 Form 10-K 9

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
One of VF’s key strategic objectives is growth. We seek to grow organically and through acquisitions. We seek to grow by building our lifestyle brands, expanding our share with winning customers, stretching VF’s brands to new regions, managing costs, leveraging our supply chain and information technology capabilities across VF and expanding our direct-to-consumer business, including opening new stores, remodeling and expanding our existing stores and growing our e-commerce business. However, we may not be able to grow our existing businesses. For example:

•
We may have difficulty completing acquisitions or dispositions to reshape our portfolio, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration.

•	We may not be able to transform our model to be more consumer- and retail-centric

•	We may not be able to expand our market share with winning customers, or our wholesale customers may encounter financial difficulties and thus reduce their purchases of VF products.

•	We may not be able to expand our brands in Asia or other geographies or achieve the expected results from our supply chain initiatives.

•	We may have difficulty recruiting, developing or retaining qualified employees.

•
We may not be able to achieve our direct-to-consumer expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably.

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
VF is subject to data security and privacy risks that could negatively affect its business operations, results of operations or reputation.
In the normal course of business, we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, identity theft and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, and VF and its customers could suffer harm if customer and other proprietary information were accessed by third parties due to a security failure in VF’s systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, and expose us to risks of litigation and liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information and we may not be able to comply with new regulations such as the General Data Protection Regulation in the European Union.
VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.
A growing percentage of VF’s total revenues (approximately 41% in 2017) is derived from markets outside the U.S. VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors or VF plants located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.
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

10 VF Corporation 2017 Form 10-K

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
Our ability to maintain the current level of operations in our existing markets and to capitalize on growth in existing and new markets is subject to legal, regulatory, political and economic risks. These include the burdens of complying with U.S. and international laws and regulations, unexpected changes in regulatory requirements,  tariffs or other trade barriers and the economic uncertainty associated with the pending exit of the United Kingdom from the European Union ("Brexit") or any other similar referendums that may be held.
A significant portion of VF's 2017 net income was earned in jurisdictions outside the U.S. and most of our goods are manufactured outside the U.S. VF is exposed to risks of changes in U.S. policy for companies having business operations and manufacturing products outside the U.S. We cannot predict any changes to U.S. participation in or renegotiations of certain trade agreements or whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the U.S., the European Union or other countries on the import or export of our products, or what effect any of these actions would have on VF’s business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices. While enactment of any such change is not certain, if such changes were adopted, our costs could increase, which would reduce our earnings.
Changes in tax laws could increase our worldwide tax rate and materially affect our financial position and results of operations.
We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and a new minimum tax on certain foreign earnings. The Tax Act significantly impacts our effective tax rate for 2017 as a result of the deemed repatriation tax, and may impact several other elements of our operating model. In future years, certain additional provisions of the Tax Act, such as a minimum tax on foreign earnings, will also apply to VF and, as a result, could increase our effective tax rate. Taxes due over a period of time as a result of the new tax law could be accelerated upon certain triggering events, including failure to pay such taxes when due. The new law makes broad and complex changes to the U.S. tax code and we expect to see future regulatory, administrative or legislative guidance. We are analyzing the Tax Act to determine the full impact of the new tax law, and to the extent any future guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations.
In addition, many countries in the European Union and around the globe have adopted and/or proposed changes to current tax laws. Further, organizations such as the Organization for Economic Cooperation and Development have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
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
It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in 2018 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments

VF Corporation 2017 Form 10-K 11

in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
VF uses third-party suppliers and manufacturing facilities worldwide for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.
During Fiscal 2017, approximately 77% of VF’s units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in the U.S., Mexico, Central America and the Caribbean. Any of the following could impact our ability to produce or deliver VF products, or our cost of producing or delivering products and, as a result, our profitability:

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

•
Imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations could limit our ability to produce products in cost-effective countries that have the required labor and expertise;

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
Our business is subject to national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by VF or by independent suppliers who manufacture products for VF could have an adverse effect on our operations and cash flows, as well as on our reputation.
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
Failure by VF or its third-party suppliers to comply with such laws and regulations, as well as with ethical, social, product, labor and environmental standards, or related political considerations, could result in interruption of finished goods shipments to VF, cancellation of orders by customers and termination of relationships. If one of our independent contractors violates labor or other laws, implements labor or other business practices or takes other actions that are generally regarded as unethical, it could jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts that may reduce demand for VF’s merchandise. Damage to VF’s reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on VF’s results of operations, financial condition and cash flows, as well as require additional resources to rebuild VF’s reputation.
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

12 VF Corporation 2017 Form 10-K

For example, periods of unseasonably warm weather in the fall or winter can lead to inventory accumulation by our wholesale customers, which can, in turn, negatively affect orders in future seasons. In addition, abnormally harsh or inclement weather can also negatively impact retail traffic and consumer spending. Any and all of these risks may have a material adverse effect on our financial condition, results of operations or cash flows.
A substantial portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay VF could substantially reduce VF’s revenues and profits.
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 19% of total revenues in 2017, with our largest customer accounting for 8% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations.
The retail industry has experienced financial difficulty that could increase VF's bad debt.
Recently there have been consolidations, reorganizations, restructurings, bankruptcies and ownership changes in the retail industry. These events individually, and together, could materially, adversely affect VF's business. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers. In the future, retailers are likely to further consolidate, undergo restructurings or reorganizations or bankruptcies, realign their affiliations or reposition their stores’ target markets. These developments could result in a reduction in the number of stores that carry VF’s products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers.
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
VF’s direct-to-consumer business includes risks that could have an adverse effect on its results of operations.
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

VF Corporation 2017 Form 10-K 13

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
VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others copying its products and infringing its intellectual property rights, especially with the shift in product mix to higher priced brands and innovative new products in recent years. Some of VF’s brands, such as The North Face®, Timberland®, Vans®, JanSport®, Dickies®, Wrangler® and Lee®, enjoy significant worldwide consumer recognition, and the higher pricing of those products creates additional risk of counterfeiting and infringement.
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
During 2017, $75.5 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

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

14 VF Corporation 2017 Form 10-K

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

VF Corporation 2017 Form 10-K 15

ITEM 2. PROPERTIES.

The following is a summary of VF Corporation’s principal owned and leased properties as of December 30, 2017.
VF’s global headquarters are located in a 180,000 square foot, owned facility in Greensboro, North Carolina. VF owns other facilities in Greensboro, including the Jeanswear coalition headquarters building. In addition, we own facilities in Stabio, Switzerland and lease offices in Hong Kong, China, which serve as our European and Asia-Pacific regional headquarters, respectively. We also own or lease coalition and brand headquarters facilities throughout the world.
VF owns a 236,000 square foot facility in Appleton, Wisconsin that serves as a shared services center for our Outdoor & Action Sports coalition in North America. Additionally, we own and lease shared service facilities in Bornem, Belgium that support our international operations. Our sourcing hubs are located in Panama City, Panama and Hong Kong, China.

Our largest distribution centers are located in Prague, Czech Republic and Visalia, California. Additionally, we operate 36 other owned or leased distribution centers primarily in the U.S., but also in Argentina, Belgium, Canada, Chile, China, Mexico, the Netherlands and the United Kingdom. We operate 21 owned or leased manufacturing plants primarily in Mexico, but also in the Dominican Republic, Honduras, Nicaragua and the U.S.
In addition to the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We operate 1,518 retail stores across the Americas, European and Asia-Pacific regions. Retail stores are generally leased under operating leases and include renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which VF or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

16 VF Corporation 2017 Form 10-K

PART II

ITEM 5. MARKET FOR VF’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. The following table sets forth the high and low sale prices of VF Common Stock, as reported on the NYSE Composite Tape in each fiscal quarter of 2017 and 2016, along with dividends declared.

	High	Low	Dividends Declared
2017
Fourth quarter	$75.25	$62.83	$0.46
Third quarter	64.51	55.51	0.42
Second quarter	58.18	51.22	0.42
First quarter	56.27	48.05	0.42
			$1.72
2016
Fourth quarter	$58.35	$51.76	$0.42
Third quarter	65.25	55.20	0.37
Second quarter	66.31	57.78	0.37
First quarter	67.10	52.21	0.37
			$1.53

As of January 27, 2018, there were 3,435 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.

VF Corporation 2017 Form 10-K 17

PERFORMANCE GRAPH:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for the five fiscal years ended December 30, 2017. The S&P 1500 Apparel Index at the end of 2017 consisted of Carter’s, Inc., Fossil, Inc., G-III Apparel Group, Ltd., Hanesbrands Inc., Michael Kors Holdings Ltd., Movado Group, Inc., Oxford Industries, Inc., Perry Ellis

International, Inc., PVH Corp., Ralph Lauren Corporation, Tapestry, Inc., Under Armour, Inc., Vera Bradley, Inc. and V.F. Corporation. The graph assumes that $100 was invested at the end of 2012 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of 2012 through 2017. Past performance is not necessarily indicative of future performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN OF VF COMMON STOCK,
S&P 500 INDEX AND S&P 1500 APPAREL INDEX
VF Common Stock closing price on December 30, 2017 was $74.00

Company / Index	Base 2012	2013	2014	2015	2016	2017
VF Corporation	$100.00	$169.30	$206.23	$177.39	$155.86	$222.49
S&P 500 Index	100.00	134.11	153.03	155.18	173.74	211.67
S&P 1500 Apparel, Accessories & Luxury Goods	100.00	140.32	147.88	117.05	105.25	125.63

18 VF Corporation 2017 Form 10-K

ISSUER PURCHASES OF EQUITY SECURITIES:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended December 30, 2017 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 — October 28, 2017	—	$—	—	4,237,940,717
October 29 — November 25, 2017	—	—	—	4,237,940,717
November 26 — December 30, 2017	—	—	—	4,237,940,717
Total	—		—

The VF Board of Directors approved a new $5.0 billion share repurchase authorization on March 29, 2017, which replaces all remaining shares under the 2013 authorization. VF began repurchasing shares under this new authorization during the second quarter of 2017.

VF Corporation 2017 Form 10-K 19

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data for the five years ended December 30, 2017. VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2017”, “2016” and “2015” relate to the 52-week fiscal periods ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively, all references to “2014” relate to the 53-week fiscal period ended January 3, 2015, and all references to “2013” relate to the 52-week fiscal period ended December 28, 2013.

Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations, including financial position metrics. Refer to Note C to VF’s consolidated financial statements included in this report for additional information regarding discontinued operations.
This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and VF’s consolidated financial statements and accompanying notes included in this report. Historical results presented herein may not be indicative of future results.

(Dollars and shares in thousands, except per share amounts)	2017	2016	2015	2014	2013
SUMMARY OF OPERATIONS (1)
Total revenues	$11,811,177	$11,026,147	$10,996,393	$10,831,889	$9,967,493
Operating income	1,503,090	1,368,260	1,644,828	1,663,387	1,460,172
Income from continuing operations	721,209	1,078,854	1,217,056	1,233,711	1,076,891
Earnings per common share from continuing operation – basic	$1.81	$2.59	$2.86	$2.85	$2.45
Earnings per common share from continuing operations – diluted	1.79	2.56	2.82	2.80	2.41
Dividends per share	1.7200	1.5300	1.3300	1.1075	0.9150
Dividend payout ratio (2)	96.2%	59.9%	47.2%	39.5%	38.0%
FINANCIAL POSITION (3)
Working capital	$1,355,611	$2,383,174	$2,036,268	$2,221,957	$1,923,704
Current ratio	1.5	2.4	2.1	2.5	2.3
Total assets	$9,556,437	$9,001,985	$8,587,064	$8,602,747	$8,469,172
Long-term debt, less current maturities	2,187,789	2,039,180	1,401,820	1,403,919	1,406,050
Stockholders’ equity	3,719,900	4,940,921	5,384,838	5,630,882	6,077,038
Debt to total capital ratio (4)	44.0%	31.9%	25.6%	20.2%	19.0%
Weighted average common shares outstanding	399,223	416,103	425,408	432,611	438,657
Book value per common share	$9.40	$11.93	$12.62	$13.01	$13.80
OTHER STATISTICS
Operating margin	12.7%	12.4%	15.0%	15.4%	14.6%
Return on invested capital (5) (6)	10.5%	15.4%	17.1%	17.1%	15.8%
Return on average stockholders’ equity (5)	18.9%	23.8%	25.3%	22.5%	21.2%
Return on average total assets (5)	8.2%	12.7%	14.4%	14.8%	14.2%
Cash provided by operations (7)	$1,474,660	$1,480,568	$1,203,616	$1,761,841	$1,555,060
Cash dividends paid	684,679	635,994	565,275	478,933	402,136

(1)
VF recorded a $465.5 million provisional tax charge during the fourth quarter of 2017 related to the transitional impact of the Tax Act. The charge impacted basic earnings per share by $1.17 and diluted earnings per share by $1.15. Operating results for 2016 include charges for the impairment of goodwill and intangible assets, pension settlement and restructuring charges. The charges impacted pretax operating income by $185.6 million, after-tax income from continuing operations by $137.3 million, basic earnings per share by $0.33 and diluted earnings per share by $0.33.

(2)	Dividend payout ratio is defined as dividends per share divided by earnings per diluted share.

(3)
VF early adopted the accounting standards update regarding intra-entity transfers in the first quarter of 2017, which resulted in a cumulative adjustment to retained earnings and reduction in other assets in the Consolidated Balance Sheet at January 1, 2017 of $237.8 million.

(4)	Total capital is defined as stockholders’ equity plus short-term and long-term debt.

(5)	The numerator in the return calculations is defined as income from continuing operations plus total interest income/expense, net of taxes.

(6)	Invested capital is defined as average stockholders’ equity plus average short-term and long-term debt.

(7)
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. Accordingly, the information includes the results of continuing and discontinued operations.

20 VF Corporation 2017 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

VF Corporation (together with its subsidiaries, collectively known as “VF” or the "Company”) is a global leader in the design, production, procurement, marketing and distribution of branded lifestyle apparel, footwear and related products. VF’s diverse portfolio of more than 30 brands meets consumer needs across a broad spectrum of activities and lifestyles. Our long-term growth strategy is focused on four drivers — reshape our portfolio, transform our model, elevate direct-to-consumer and distort Asia.
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, denim, backpack, luggage, accessory and apparel categories. Our products are marketed to consumers shopping in specialty stores, department stores, national chains, mass merchants and our own direct-to-consumer operations, which includes VF-operated stores, concession retail stores and e-commerce sites.
VF is organized by groupings of businesses called “coalitions”. The three coalitions are Outdoor & Action Sports, Jeanswear and Imagewear. These coalitions are our reportable segments for financial reporting purposes.

BASIS OF PRESENTATION

The Nautica® brand business, the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses), and the Contemporary Brands coalition have been reported as discontinued operations in our Consolidated Statements of Income, and the related assets and liabilities have been presented as held-for-sale in the Consolidated Balance Sheets, through their dates of disposal. These changes have been applied to all periods presented. Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations. Refer to Note C to VF’s consolidated financial statements for additional information on discontinued operations.
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2017”, “2016” and “2015” relate to the 52-week fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. During the first quarter of 2017, the Company approved a change in fiscal year end to the Saturday closest to March 31 from the Saturday closest to December 31. Accordingly,

VF will report a transition quarter that runs from December 31, 2017 through March 31, 2018. The Company's next fiscal year will run from April 1, 2018 through March 30, 2019 (“Fiscal 2019”).
All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
References to 2017 foreign currency amounts below reflect the changes in foreign exchange rates from 2016 and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency. References to 2016 foreign currency amounts below reflect the changes in foreign exchange rates from 2015 and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. However, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.

HIGHLIGHTS OF 2017

2017 marked the beginning of VF's renewed strategic journey, as we focused our efforts and investments on the evolution of VF and our brands to become more consumer and retail centric. Our focus and investment in support of our strategies drove accelerated growth and value creation across key pillars of our portfolio in 2017. The choices and capabilities embedded in our strategic growth plan have enabled our strong portfolio of diverse global brands to connect more deeply with consumers, and the results in 2017 reflect initial success in the execution of our plan as VF's core growth engines - international, direct-to-consumer, Outdoor & Action Sports and our workwear platform - continued to show strength.
We are still in the early phases of this strategic journey, and while the consumer landscape is rapidly changing and the global retail environment around the world is dynamic, we believe the choices and capabilities embedded in our strategic growth plan will enable our strong portfolio of diverse global brands to connect more deeply with consumers and fuel growth into the future.

We continued reshaping our portfolio in 2017 to align with our financial aspirations, as we closed on the acquisition of Williamson-Dickie Mfg. Co. ("Williamson-Dickie") in the fourth quarter of 2017, and announced the acquisition of Icebreaker Holdings, Ltd., which we expect to close in the first quarter of Fiscal 2019. Further, we completed the sale of the Licensing Business in 2017 and have announced the planned sale of the Nautica® brand business.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and moves from a global taxation regime to a modified territorial regime. As part of the legislation, U.S. companies are required to pay a tax on historical earnings generated offshore that have not been repatriated to the U.S. and revalue deferred tax asset and liability positions at the lower federal base tax rate of 21%. The transitional impact of the Tax Act resulted in a provisional net

VF Corporation 2017 Form 10-K 21

charge of approximately of $465.5 million, or $1.15 cents per share, during the fourth quarter of 2017.
The execution of our 2021 strategic choices, including the re-shaping of our portfolio, and significant changes to the U.S. corporate income tax laws, delivered the following results in 2017:

•	2017 revenues were up 7% to $11.8 billion compared to 2016.

•	Outdoor & Action Sports coalition revenues increased 8% over 2016 to $8.2 billion, including a 1% favorable impact from foreign currency.

•
Direct-to-consumer revenues increased 17% over 2016, including a 1% favorable impact from foreign currency, and accounted for 32% of VF’s total revenues in 2017. VF opened 111 retail stores in 2017. E-commerce revenues increased 34% in 2017.

•	International revenues increased 12%, including a 1% favorable impact from foreign currency, and represented 41% of VF’s total revenues in 2017.

•	Gross margin increased 120 basis points to 50.5% in 2017, reflecting benefits from pricing and a mix-shift toward higher margin businesses, partially offset by impacts from foreign currency.

•	Cash flow from operations was $1.5 billion in 2017.

•
Earnings per share decreased 30% to $1.79 in 2017 from $2.56 in 2016, driven by the negative impact from the recent U.S. tax legislation, incremental transaction and deal-related costs and unfavorable impacts from foreign currency that were partially offset by contributions related to the Williamson-Dickie acquisition.

•	VF increased the quarterly dividend rate by 10% in the fourth quarter, marking the 45th consecutive year of increase in the rate of dividends paid per share.

•	VF repurchased $1.2 billion of its Common Stock and paid $684.7 million in cash dividends, returning approximately $1.9 billion to stockholders.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Income
The following table presents a summary of the changes in total revenues during the last two years:

(In millions)	2017 Compared to 2016	2016 Compared to 2015
Total revenues — prior year	$11,026.1	$10,996.4
Organic growth	489.3	125.7
Acquisition	247.2	—
Impact of foreign currency	48.6	(96.0)
Total revenues — current year	$11,811.2	$11,026.1

2017 compared to 2016

VF reported a 7% increase in revenues in 2017. The 2017 results were driven by an increase in the Outdoor & Action Sports coalition and continued strength in our direct-to-consumer and international businesses. The increase was also attributable to growth in the Imagewear coalition, which included a $247.2 million contribution from the Williamson-Dickie acquisition, which closed on October 2, 2017. These increases were offset by declines in the Jeanswear coalition. International sales grew in every region in 2017.

2016 compared to 2015

VF reported revenues in 2016 that were in line with 2015 revenues. The 2016 results were primarily attributable to a 2% increase in the Outdoor & Action Sports coalition and continued strength in the international and direct-to-consumer businesses, which offset foreign currency headwinds of 1% and softness in our Jeanswear and Imagewear coalitions. Excluding the negative impact from foreign currency, international sales grew in every region in 2016.
Additional details on revenues are provided in the section titled “Information by Business Segment”.
The following table presents the percentage relationship to total revenues for components of the Consolidated Statements of Income:

	2017	2016	2015
Gross margin (total revenues less cost of goods sold)	50.5%	49.3%	49.0%
Selling, general and administrative expenses	37.8	36.2	34.1
Impairment of goodwill and intangible assets	—	0.7	—
Operating income	12.7%	12.4%	15.0%

22 VF Corporation 2017 Form 10-K

2017 compared to 2016

Gross margin improved 120 basis points to 50.5% in 2017 compared to 49.3% in 2016, reflecting a 180 basis point benefit from pricing, a mix-shift toward higher margin businesses and lower restructuring costs, which was partially offset by a 60 basis point impact from foreign currency.
Selling, general and administrative expenses as a percentage of total revenues increased 160 basis points in 2017 compared to 2016. This increase is primarily due to investments in our key growth priorities, which include direct-to-consumer, product innovation, demand creation and technology initiatives. The increases were offset by lower restructuring costs in 2017 and a pension settlement charge of $50.9 million in 2016, which did not recur in 2017.
In 2017, operating margin increased 30 basis points, to 12.7% from 12.4% in 2016. In addition to the items described above, the increase in operating margin reflects a 70 basis point increase from goodwill and intangible asset impairments in 2016 that did not recur in 2017.
Net interest expense increased $0.3 million to $85.9 million in 2017. The increase in net interest expense was due to higher interest rates on short-term borrowings and higher interest on long-term debt balances due to a full year of interest on the €850 million euro-denominated 0.625% fixed-rate notes issued in September 2016, which were partially offset by the payoff of the $250.0 million of 5.95% fixed-rate notes on November 1, 2017 and an increase in international short-term investment rates.
Outstanding interest-bearing debt averaged $3.2 billion for 2017 compared to $2.6 billion for 2016, with short-term borrowings representing 27% and 37% of average debt outstanding for the respective years. The weighted average interest rates on outstanding debt were 3.1% in 2017 and 3.5% in 2016, as the impact of the issuance of €850 million euro-denominated 0.625% fixed-rate notes in September of 2016 was offset by higher short-term debt rates.
Other income (expense) primarily consists of foreign currency gains and losses, the funding fee charged on the sale of our trade receivables and non-operating gains and losses. Other income (expense) netted to $(0.7) million and $2.0 million in 2017 and 2016, respectively.
The effective income tax rate was 49.1% in 2017 compared to 16.0% in 2016. The effective income tax rate is substantially higher in 2017 when compared to 2016 primarily due to discrete tax expense associated with the Tax Act. The Tax Act reduces the federal tax rate on U.S. earnings to 21% and moves from a global taxation regime to a modified territorial regime. As part of the legislation, U.S. companies are required to pay a tax on historical earnings generated offshore that have not been repatriated to the U.S. Additionally, revaluation of deferred tax asset and liability positions at the lower federal base rate of 21% is also required. The transitional impact of the Tax Act resulted in a provisional net charge of $465.5 million, or $1.15 per share, during the fourth quarter of 2017. This amount, which is included in the income taxes line item in the Consolidated Statements of Income, is primarily comprised of approximately $512.4 million related to the transition tax and approximately $89.5 million tax benefit related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional charges of $42.6 million were primarily related to U.S. federal and state tax on foreign income and dividends and establishing a deferred tax liability for foreign withholding taxes.
The 2017 effective income tax rate included a net discrete tax expense of $438.9 million, which included the provisional net charge of $465.5 million related to the Tax Act, $25.2 million of tax benefits related to stock compensation, $2.9 million of net tax benefit related to the realization of previously unrecognized tax benefits and interest, and $1.9 million of discrete tax expense related to the effects of tax rate changes, exclusive of the Tax Act. The $438.9 million net discrete tax expense in 2017 increased the effective income tax rate by 31.0% compared to a favorable 3.4% impact of discrete items in 2016. Without discrete items, the effective tax rate during 2017 decreased by approximately 1.3% primarily due to the negative tax impact related to the 2016 goodwill impairment. The international effective tax rate was 13.1% and 10.9% for 2017 and 2016, respectively.
As a result of the above, net income in 2017 was $0.7 billion ($1.79 per diluted share), compared to $1.1 billion ($2.56 per diluted share) in 2016.
2016 compared to 2015
In 2016, gross margin improved 30 basis points, reflecting a 130 basis point benefit from pricing, lower product costs and a mix-shift toward higher margin businesses, which was partially offset by a 20 basis point impact from restructuring activities and a negative 80 basis point impact from foreign currency.
Selling, general and administrative expenses as a percentage of total revenues increased 210 basis points compared to 2015. This increase was primarily due to restructuring initiatives of $31.8 million, a pension settlement charge of $50.9 million, investments in our key growth priorities, which include direct-to-consumer, product innovation, demand creation and technology initiatives and the benefit of a $16.6 million gain on the sale of a VF Outlet® location in 2015.
As a result of management’s decision to merge the lucy® brand into The North Face® brand, VF recorded a $79.6 million noncash impairment charge to write-off the goodwill and intangible assets of the lucy® reporting unit during the fourth quarter of 2016. For additional information, refer to Notes G, H and U to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section below.
In 2016, operating margin decreased 260 basis points, to 12.4% from 15.0% in 2015. The decrease in operating margin reflects a 170 basis point decrease from goodwill and intangible asset impairment, restructuring, and pension settlement charges that did not occur in 2015, a negative 60 basis point impact from changes in foreign currency and investments in our key growth priorities, which include direct-to-consumer, product innovation, demand creation and technology initiatives.
In 2016, net interest expense increased $3.9 million to $85.5 million primarily due to higher interest rates on short-term borrowings and an increase in long-term debt due to the issuance of €850 million euro-denominated 0.625% fixed-rate notes in September 2016.
Outstanding interest-bearing debt averaged $2.6 billion for 2016 and $2.4 billion for 2015, with short-term borrowings representing 37% and 42% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 3.5% in both 2016 and 2015, as the impact of the issuance of €850 million

VF Corporation 2017 Form 10-K 23

euro-denominated 0.625% fixed-rate notes in September of 2016 was offset by higher short-term debt rates.
Other income (expense) netted to $2.0 million and $1.0 million in 2016 and 2015, respectively.
The effective income tax rate was 16.0% in 2016 compared to 22.2% in 2015. The 2016 tax rate included a net discrete tax benefit of $43.1 million, which included $27.9 million of tax benefits related to the early adoption of the accounting standards update on stock compensation, $13.2 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $4.1 million of discrete tax expense related to the effects of tax rate changes. The $43.1 million net discrete tax benefit in 2016 reduced the effective income tax rate by 3.4% compared to a favorable 2.8% impact of discrete items in 2015. Without discrete items, the effective tax rate during 2016 decreased by approximately 5.6% primarily due to i) a higher percentage of foreign earnings in 2016, ii) the comparative impact of tax benefits recorded in 2016 related to the utilization of foreign tax attributes, iii) the full year benefits of the federal research tax credit and other incentives signed into law in December 2015 and iv) the negative tax impact related to the 2016 goodwill impairment. The international effective tax rate was 10.9% and 12.5% for 2016 and 2015, respectively.
As a result of the above, net income in 2016 was $1.1 billion ($2.56 per diluted share) compared to $1.2 billion ($2.82 per diluted share) in 2015. The decrease in diluted earnings per share in 2016 compared to 2015 was the result of goodwill and intangible asset impairment charges ($0.15 per share), restructuring charges ($0.10 per share) and a pension settlement charge ($0.07 per share).
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
The following tables present a summary of the changes in coalition revenues and coalition profit during the last two years:

(In millions)	Outdoor & Action Sports	Jeanswear	Imagewear	Other	Total
Coalition revenues — 2015	$7,492.8	$2,792.2	$577.5	$133.9	$10,996.4
Operations	162.7	3.4	(24.5)	(15.9)	125.7
Impact of foreign currency	(36.9)	(57.9)	(1.2)	—	(96.0)
Coalition revenues — 2016	7,618.6	2,737.7	551.8	118.0	11,026.1
Organic growth	548.2	(84.7)	30.7	(4.9)	489.3
Acquisition	—	—	247.2	—	247.2
Impact of foreign currency	45.7	2.4	0.5	—	48.6
Coalition revenues — 2017	$8,212.5	$2,655.4	$830.2	$113.1	$11,811.2

(In millions)	Outdoor & Action Sports	Jeanswear	Imagewear	Other	Total
Coalition profit — 2015	$1,288.8	$535.4	$105.9	$15.0	$1,945.1
Operations	36.8	(43.0)	(7.3)	(19.8)	(33.3)
Impact of foreign currency	(82.4)	(0.5)	5.4	—	(77.5)
Coalition profit — 2016	1,243.2	491.9	104.0	(4.8)	1,834.3
Organic growth	192.0	(73.9)	(6.7)	1.7	113.1
Acquisition	—	—	14.2	—	14.2
Impact of foreign currency	(56.9)	3.9	1.8	—	(51.2)
Coalition profit — 2017	$1,378.3	$421.9	$113.3	$(3.1)	$1,910.4

24 VF Corporation 2017 Form 10-K

The following section discusses the changes in revenues and profitability by coalition:
Outdoor & Action Sports

				Percent Change
(Dollars in millions)	2017	2016	2015	2017	2016
Coalition revenues	$8,212.5	$7,618.6	$7,492.8	7.8%	1.7%
Coalition profit	1,378.3	1,243.2	1,288.8	10.9%	(3.5)%
Operating margin	16.8%	16.3%	17.2%

The Outdoor & Action Sports coalition includes the following brands: Vans®, The North Face®, Timberland®, Kipling®, Napapijri®, JanSport®, Reef®, Smartwool®, Eastpak®, lucy® and Eagle Creek®.

2017 compared to 2016
Global revenues for Outdoor & Action Sports increased 8% in 2017, driven by growth in the direct-to-consumer and wholesale channels, including a 1% favorable impact from foreign currency. The direct-to-consumer growth was driven by strong e-commerce and comparable store growth. Revenues in the Americas region increased 5% in 2017, reflecting 13% growth in the non-U.S. Americas region, which included a 2% favorable impact from foreign currency, and 4% growth in the U.S. Revenues in Europe increased 14%, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 7% in 2017, including a 1% favorable impact from foreign currency.
Vans® brand global revenues increased 19% in 2017, reflecting strong operational growth in both the direct-to-consumer and wholesale channels. The growth in the direct-to-consumer channel was driven by strong comparable store and e-commerce growth.
Global revenues for The North Face® brand increased 4% in 2017, as growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, and a 1% favorable impact from foreign currency, were partially offset by relatively flat wholesale revenues. Global wholesale revenues for The North Face® brand were tempered by U.S. retailer bankruptcies, lower year-over-year off-price shipments and efforts to manage inventory levels in certain markets.
Global revenues for the Timberland® brand increased 2% in 2017, as growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, and a 1% favorable impact from foreign currency, were partially offset by relatively flat wholesale revenues.
Global direct-to-consumer revenues for Outdoor & Action Sports grew 17% in 2017, driven by an expanding e-commerce business, comparable store growth and a 1% favorable impact from foreign currency. Wholesale revenues increased 2% in 2017, driven by growth in the Vans® brand and Europe, partially offset by the above-mentioned U.S. retailer bankruptcies, lower year-over-year off-price shipments and efforts to manage inventory levels in certain markets.
Operating margin increased 50 basis points in 2017 despite a negative impact from foreign currency. Excluding the impact of foreign currency, gross margin expansion, driven by a mix-shift to higher margin businesses, pricing and lower product costs, was partially offset by increased investments in direct-to-consumer, product and innovation, demand creation and technology.

2016 compared to 2015
Global revenues for Outdoor & Action Sports increased 2% in 2016, reflecting strong growth in the direct-to-consumer channel, partially offset by weakness in the U.S. wholesale channel. Revenues in the Americas region were consistent with 2015, and revenues in the Asia-Pacific region increased 4% in 2016 despite a 2% negative impact from foreign currency. European revenues increased 5% in 2016, representing operational growth of 4% and a favorable impact from foreign currency of 1%.
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
Global direct-to-consumer revenues for Outdoor & Action Sports grew 12% in 2016, driven by new store openings and an expanding e-commerce business, partially offset by an unfavorable 1% impact from foreign currency. Wholesale revenues were down 4% in 2016, primarily due to retailer bankruptcies and reduced off-price shipments in the U.S., and a negative impact from foreign currency of 1%.
Operating margin decreased 90 basis points in 2016 as the negative impact from foreign currency, increased investments in direct-to-consumer, product development and innovation and restructuring charges more than offset the benefits of favorable pricing and lower product costs.

VF Corporation 2017 Form 10-K 25

Jeanswear

				Percent Change
(Dollars in millions)	2017	2016	2015	2017	2016
Coalition revenues	$2,655.4	$2,737.7	$2,792.2	(3.0)%	(2.0)%
Coalition profit	421.9	491.9	535.4	(14.2)%	(8.1)%
Operating margin	15.9%	18.0%	19.2%

The Jeanswear coalition consists of the global jeanswear businesses, led by the Wrangler® and Lee® brands.

2017 compared to 2016
Global Jeanswear revenues decreased 3% in 2017 compared to 2016, as growth in the direct-to-consumer channel was more than offset by U.S. wholesale declines in the mass, mid-tier and department store channels. Specifically, our U.S. wholesale business has been impacted by a key customer's inventory destocking decision and continued channel consolidation, which was partially mitigated by strong growth with our digital wholesale partners. Revenues in the Americas region decreased 4% in 2017, driven by softness in the wholesale channel. Revenues in the Asia-Pacific region decreased 3% in 2017 due to declines in the wholesale channel in Asia and India, partially offset by growth in the direct-to-consumer channel in Asia. European revenues increased 4% in 2017 due to growth in our wholesale and direct-to-consumer businesses and a 2% favorable impact from foreign currency.
Global revenues for the Wrangler® brand decreased 1% in 2017, driven by declines in the U.S. mass and western specialty businesses. Global revenues for the Lee® brand were down 6% in 2017 compared to 2016, due to declines in the U.S. mid-tier and department store channels, which were partially offset by growth in the direct-to-consumer channel.
Operating margin decreased 210 basis points in 2017 over 2016, primarily due to lower revenues, gross margin contraction from higher product costs and additional investments in our strategic growth priorities.

2016 compared to 2015
Global Jeanswear revenues decreased 2% in 2016 compared to 2015, due to a 2% negative impact from foreign currency. Revenues in the Americas region decreased 2% in 2016, due to a 2% negative impact from foreign currency. Revenues in the Asia-Pacific region decreased 4% in 2016, driven by a 5% negative impact from foreign currency. European revenues increased 3% in 2016, including a 1% negative impact from foreign currency.
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

26 VF Corporation 2017 Form 10-K

Imagewear

				Percent Change
(Dollars in millions)	2017	2016	2015	2017	2016
Coalition revenues	$830.2	$551.8	$577.5	50.5%	(4.4)%
Coalition profit	113.3	104.0	105.9	8.9%	(1.8)%
Operating margin	13.6%	18.9%	18.3%

The Imagewear coalition consists of occupational apparel and uniform product categories including the Red Kap® and Bulwark® brand industrial businesses, as well as the workwear apparel brands from the Williamson-Dickie acquisition including Dickies®, Workrite®, Kodiak®, Terra® and Walls®. The Imagewear coalition also includes the results of certain transition services related to the sale of the Licensed Sports Group (the "LSG transition services") that commenced in the second quarter of 2017.

2017 compared to 2016
Global Imagewear revenues increased 50% in 2017 compared to 2016. Included in these 2017 results are revenues from the LSG transition services of $19.9 million and revenues from the Williamson-Dickie acquisition of $247.2 million. Excluding revenues from the LSG transition services and Williamson-Dickie, Imagewear revenues increased 2% in 2017 compared to 2016 primarily due to growth in our Bulwark® brand, which was fueled by increased oil and gas exploration activities, mostly offset by industry consolidation.
Operating margin decreased 530 basis points in 2017 compared to 2016. Excluding the impact of the LSG transition services and the Williamson-Dickie acquisition, operating margin in 2017 decreased 250 basis points. The decrease was driven by lower gross margin attributable to business mix and higher inventory costs and higher selling, general and administrative expenses.

2016 compared to 2015
Imagewear revenues decreased 4% in 2016 compared to 2015 primarily due to continued weakness in the industrial manufacturing and energy sectors, which negatively impacted sales of the Bulwark® and Red Kap® brands.
The 60 basis point increase in operating margin in 2016 compared to 2015 was driven by improved gross margin, primarily due to favorable pricing, product mix and foreign currency impacts, partially offset by restructuring charges.

Other

				Percent Change
(Dollars in millions)	2017	2016	2015	2017	2016
Revenues	$113.1	$118.0	$133.9	(4.2)%	(11.8)%
Profit (loss)	(3.1)	(4.8)	15.0	35.9%	(132.2)%
Operating margin	(2.7)%	(4.1)%	11.2%

VF Outlet® stores in the U.S. sell both VF and non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category. The improvement in profit and operating margin in 2017 was due to no restructuring charges during the year. The decrease in profit and operating margin in 2016 was primarily due to a $16.6 million gain recognized on the sale of a VF Outlet® location during 2015 and restructuring charges of $1.3 million in 2016.

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

VF Corporation 2017 Form 10-K 27

Following is a summary of VF’s corporate and other expenses:

(In millions)	2017	2016	2015
Information systems and shared services	$365.0	$333.0	$307.6
Less costs allocated to coalitions	(228.4)	(213.9)	(190.8)
Information systems and shared services retained at corporate	136.6	119.1	116.8
Corporate headquarters’ costs	218.4	169.1	138.1
Other	53.0	96.2	44.3
Corporate and other expenses	$408.0	$384.4	$299.2

Information Systems and Shared Services
These costs include management information systems and the centralized finance, supply chain, human resources, direct-to-consumer and customer management functions that support worldwide operations. Operating costs of information systems and shared services are charged to the coalitions based on utilization of those services. Costs to develop new computer applications are generally not allocated to the coalitions. The increases in information systems and shared services costs in 2017 and 2016 primarily resulted from the costs associated with software system implementations and upgrades and other strategic projects.
Corporate Headquarters’ Costs
Headquarters’ costs include compensation and benefits of corporate management and staff, legal and professional fees and general and administrative expenses that have not been allocated to the coalitions. The increase in corporate headquarters’ costs in 2017 compared to 2016 was primarily driven by higher strategic project costs, an increase in cash and stock-based compensation expense and charitable contributions. The increase in corporate headquarters’ costs in 2016 compared to 2015 was primarily driven by restructuring initiatives in the fourth quarter of 2016 and higher cash and stock-based compensation expense.
Other
This category includes (i) costs of corporate programs or corporate-managed decisions that are not allocated to the coalitions, (ii) costs of registering, maintaining and enforcing certain of VF’s trademarks, and (iii) miscellaneous consolidated costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. The decrease in other expense in 2017 compared to 2016 and the increase in other expense in 2016 compared to 2015 was largely driven by a $50.9 million settlement charge in 2016 related to our U.S. pension obligation, resulting from offering former employees a one-time option to receive a lump sum distribution of their deferred vested benefits.

International Operations

International revenues increased 12% in 2017 compared to an increase of 3% in 2016. Foreign currency favorably impacted international revenue growth by 1% in 2017 and negatively impacted growth by 3% in 2016. Revenues in Europe increased 15% in 2017, reflecting operational growth and a 2% benefit from foreign currency. In the Asia-Pacific region, revenues increased 6%

primarily driven by strong growth across the region, particularly in China. Revenues in the Americas (non-U.S.) region grew 13%, reflecting operational growth and a 1% benefit from foreign currency. International revenues represented 41% and 40% of total VF revenues in 2017 and 2016, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 17% in 2017 compared to growth of 10% in 2016, reflecting growth in all regions and in nearly every brand with a retail format. Foreign currency favorably impacted direct-to-consumer revenue growth by 1% in 2017 and negatively impacted direct-to-consumer growth by 1% in 2016. The increase in direct-to-consumer revenues in both periods was due to comparable store growth for locations open at least twelve months at each reporting date, and an expanding e-commerce business which grew 34% and 23% in 2017 and 2016, respectively. VF opened 111 stores in 2017, bringing the total number of VF-owned retail stores to 1,518 at December 2017. Direct-to-consumer revenues were 32% of total VF revenues in 2017 compared to 29% in 2016.

28 VF Corporation 2017 Form 10-K

ANALYSIS OF FINANCIAL CONDITION

Balance Sheets

The Williamson-Dickie acquisition significantly impacted the December 2017 Consolidated Balance Sheet. Accordingly, the table below presents the December 2017 balance sheet accounts excluding the Williamson-Dickie balances at that date so that the remaining VF balances are comparable with the December 2016 balances.

	December 2017			December 2016
(In thousands)	As Reported	Williamson-Dickie	VF excluding Williamson-Dickie	As Reported
Accounts receivable	$1,422,101	$132,402	$1,289,699	$1,148,797
Inventories	1,705,171	236,749	1,468,422	1,424,571
Other current assets	296,712	10,601	286,111	293,888
Property, plant and equipment	1,002,700	100,520	902,180	895,960
Intangible assets and goodwill	3,782,425	488,570	3,293,855	3,088,595
Other assets	781,253	12,291	768,962	922,312
Short-term borrowings	729,384	—	729,384	26,029
Current portion of long-term debt	6,165	2,285	3,880	253,689
Accounts payable	755,569	84,425	671,144	620,194
Accrued liabilities	1,143,330	48,987	1,094,343	812,032
Long-term debt	2,187,789	25,490	2,162,299	2,039,180
Other liabilities	1,305,613	21,811	1,283,802	885,825

Unless noted otherwise, the discussion that follows relates to VF's businesses excluding the Williamson-Dickie balances at December 2017. The discussion refers to significant changes in balances at December 2017 compared to December 2016:

•	Increase in accounts receivable — primarily due to higher wholesale shipments in the fourth quarter of 2017 and the impact of foreign currency fluctuations.

•	Increase in inventories — driven by the impact of foreign currency fluctuations.

•	Increase in intangible assets and goodwill — driven by the impact of foreign currency fluctuations.

•
Decrease in other assets — primarily due to the cumulative-effect adjustment to retained earnings of a deferred charge upon the early adoption of the accounting standards update regarding intra-entity asset transfers; partially offset by an increase in net pension assets for certain defined benefit plans and the impact of foreign currency fluctuations.

•	Increase in short-term borrowings — due to the increase in commercial paper borrowings primarily related to the funding of the Williamson-Dickie acquisition.

•	Decrease in current portion of long-term debt — due to the repayment of $250.0 million of notes that matured during the year.

•	Increase in accounts payable — primarily due to the timing of inventory purchases and payments to vendors and the impact of foreign currency fluctuations.

•
Increase in accrued liabilities — primarily due to changes in the fair value of derivative liabilities related to foreign exchange contracts, an increase in accrued income taxes related to the current portion of the transition tax related to the Tax Act and the impact of foreign currency fluctuations.

•	Increase in long-term debt — due to foreign currency fluctuations of euro-denominated bonds.

•
Increase in other liabilities — primarily due to an increase in accrued income taxes from the noncurrent portion of the transition tax related to the Tax Act, partially offset by a decrease in deferred income tax liabilities resulting from revaluation at the lower U.S. corporate rate required by the Tax Act.

VF Corporation 2017 Form 10-K 29

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

(Dollars in millions)	2017	2016
Working capital	$1,355.6	$2,383.2
Current ratio	1.5 to 1	2.4 to 1
Debt to total capital	44.0%	31.9%

For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at December 2017 compared to 2016 was primarily due to the increase in short-term borrowings, partially offset by the decrease in total long-term debt, as discussed in “Balance Sheets” above. In addition, VF repurchased $1.2 billion of stock and paid $684.7 million in dividends in 2017, which reduced stockholders’ equity by $1.9 billion. Stockholder's equity was also reduced by $237.8 million related to the cumulative-effect adjustment upon the early adoption of the accounting standards update regarding intra-entity asset transfers and the impact of the $465.5 million provisional net charge related to the Tax Act.
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
In summary, our cash flows were as follows:

(In millions)	2017	2016	2015
Cash provided by operating activities	$1,474.7	$1,480.6	$1,203.6
Cash used by investing activities	(776.3)	(112.4)	(322.8)
Cash used by financing activities	(1,363.0)	(1,076.9)	(840.2)
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. Accordingly, the information in the table above and cash flow discussion below include the results of continuing and discontinued operations.

Cash Provided by Operating Activities

Cash flow provided by operating activities is dependent on the level of net income, adjustments to net income and changes in working capital. Cash provided by operating activities remained relatively flat as lower net income was offset by working capital changes primarily related to an increase in accrued income tax payable resulting from the Tax Act.
Cash provided by operating activities increased $277.0 million in 2016 primarily due to i) a $250.0 million discretionary contribution to the U.S. qualified pension plan in 2015 that did not recur in 2016, and ii) a decrease in net cash usage from working capital changes due in part to higher collections of accounts receivable and lower increases of inventory, partially offset by higher levels of cash tax payments compared to 2015.
Cash Used by Investing Activities
VF’s investing activities in 2017 related primarily to the Williamson-Dickie acquisition of $740.5 million, net of cash received. Additionally, the activities included $215.0 million of proceeds from the sale of LSG, which is $99.0 million higher than the proceeds received from the sale of the Contemporary Brands coalition in 2016. Capital expenditures of $169.6 million and software purchases of $65.2 million offset the proceeds received. Capital expenditures decreased $6.3 million compared to 2016. Software purchases increased $21.0 million in 2017 primarily due to system implementations and investments in our digital platform.
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
Cash Used by Financing Activities
The increase in cash used by financing activities in 2017 compared to 2016 was driven by i) no long-term debt borrowings in 2017 compared to $951.8 million in proceeds during 2016, ii) the $250.0 million repayment of long-term debt discussed in "Balance Sheets" above, iii) a $199.9 million increase in purchases of treasury stock, and iv) a $48.7 million increase in cash dividends paid. These increases were partially offset by the $1.1 billion increase in net cash generated by short-term borrowings as discussed in “Balance Sheets” above.
The increase in cash used by financing activities in 2016 compared to 2015 was driven by i) the $853.3 million net decrease in short-term borrowings, ii) a $267.8 million increase in purchases of treasury stock and iii) a $70.7 million increase in cash dividends paid. These increases were partially offset by $951.8 million of proceeds from the issuance of long-term debt.
During 2017, 2016 and 2015, VF purchased 22.2 million, 15.9 million and 10.0 million shares, respectively, of its Common Stock in open market transactions. The respective cost was $1.2 billion, $1.0 billion and $732.6 million with an average price per share of $54.04 in 2017, $62.80 in 2016 and $73.00 in 2015.
In March 2017, VF's Board of Directors approved a $5.0 billion share repurchase authorization, replacing the 2013 authorization. As of

30 VF Corporation 2017 Form 10-K

the end of 2017, VF has purchased 14.0 million shares of its Common Stock in open market transactions at a total cost of $762.1 million (average price per share of $54.46) under the new share repurchase authorization, and had $4.2 billion remaining for future repurchases. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
VF relied on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”). The Global Credit Facility expires in April 2020 and VF may request two extensions of one year each, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including share repurchases. Borrowings under the Global Credit Facility are priced at a credit spread of 80.5 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 7.0 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.
VF has a commercial paper program that allows for borrowings up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of December 2017 were $705.0 million and $15.3 million, respectively, leaving $1.5 billion available for borrowing against the Global Credit Facility at December 2017.
VF has $267.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $24.4 million and $26.0 million at December 2017 and 2016, respectively. Borrowings under these arrangements had a weighted average interest rate of 9.9% and 7.2% at December 2017 and 2016, respectively, excluding accepted letters of credit which are non-interest bearing to VF.
VF repaid $250.0 million of 5.95% fixed-rate notes on November 1, 2017, using a combination of operating cash flows and commercial paper borrowings.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of 2017, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively. None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2021, 2023 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount of notes repurchased, plus any accrued and unpaid interest.
Cash dividends totaled $1.72 per share in 2017, compared to $1.53 in 2016 and $1.33 in 2015. The dividend payout ratio was 96.2% of diluted earnings per share in 2017, 59.9% in 2016 and 47.2% in 2015. Based on the quarterly dividend in place, the current indicated annual dividend rate for 2018 is $1.84 per share.

Following is a summary of VF’s contractual obligations and commercial commitments at the end of 2017 that will require the use of funds:

		Payment Due or Forecasted by Calendar Year
(In millions)	Total	2018	2019	2020	2021	2022	Thereafter
Recorded liabilities:
Long-term debt (1)	$2,186	$4	$4	$4	$502	$—	$1,672
Other (2)	452	123	82	59	45	41	102
Unrecorded commitments:
Interest payment obligations (3)	840	65	65	65	64	47	534
Operating leases (4)	1,156	346	272	207	138	86	107
Minimum royalty payments (5)	31	16	7	5	3	—	—
Inventory obligations (6)	1,820	1,820	—	—	—	—	—
Other obligations (7)	442	365	48	12	8	3	6
	$6,927	$2,739	$478	$352	$760	$177	$2,421

(1)	Long-term debt consists of required principal payments on long-term debt and capital lease obligations.

(2)
Other recorded liabilities represent payments due for long-term liabilities in VF’s Consolidated Balance Sheet related to deferred compensation and other employee-related benefits, product warranty claims and other liabilities. These amounts are based on historical and forecasted cash outflows. Amounts exclude liabilities for unrecognized income tax benefits and deferred income taxes.

Obligations under our qualified defined benefit pension plans and unfunded supplemental executive retirement plan are not included in the table above. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note N to the consolidated financial statements. We currently estimate that we will make contributions of approximately $35.1 million to our pension plans during calendar year 2018. Future contributions may differ from our planned contributions due to many factors, including changes

VF Corporation 2017 Form 10-K 31

in tax and other benefit laws, changes to the plan, or significant differences between expected and actual pension asset performance or interest rates.

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

(6)
Inventory obligations represent binding commitments to purchase finished goods, raw materials and sewing labor that are payable upon delivery of the inventory to VF. This obligation excludes the amount included in accounts payable at December 2017 related to inventory purchases.

(7)
Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital expenditures for approved projects, and (iii) amounts related to the definitive merger agreement to acquire 100% of the stock of Icebreaker Holdings, Ltd.

VF had other financial commitments at the end of 2017 that are not included in the above table but may require the use of funds under certain circumstances:

•
$123.9 million of surety bonds, custom bonds, standby letters of credit and international bank guarantees are not included in the above table because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.

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
Cash and equivalents risks
VF had $566.1 million of cash and equivalents at the end of 2017. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business. Similarly, management monitors the credit quality of cash equivalents.
Defined benefit pension plan risks
At the end of 2017, VF’s defined benefit pension plans were underfunded by a net total of $134.2 million. The underfunded status includes a $162.0 million liability related to our unfunded U.S. nonqualified defined benefit plan, $48.5 million of net liabilities related to our non-U.S. defined benefit plans, and a $76.3 million asset related to our U.S. qualified defined benefit plan. VF has made significant cash contributions in recent years to improve the funded status of its plans, including a discretionary contribution to the U.S. qualified plan of $250.0 million in 2015. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.
VF’s reported earnings are subject to risks due to the volatility of its pension expense, which has ranged in recent years from $34.8 million in 2017 to $113.0 million in 2016, including the $50.9 million settlement charge discussed below. These fluctuations are primarily due to varying amounts of actuarial gains and losses that are deferred and amortized to future years’ expense. The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.
During 2016, VF took an additional step in managing pension risk by offering former employees in the U.S. qualified plan a one-time option to receive a distribution of their deferred vested benefits, pursuant to which the plan paid $197.1 million in lump-sum distributions to settle $224.7 million of projected benefit obligations.  The Company recorded $50.9 million in settlement charges during 2016 to recognize the related deferred actuarial losses in accumulated other comprehensive income (loss). No additional funding of the pension plan was required as all distributions were paid out of existing plan assets, and the plan’s funded status remained materially unchanged as a result of this offer. However, assuming other key assumptions remain

32 VF Corporation 2017 Form 10-K

unchanged, pension expense will decrease in future years due to lower amortization of net deferred actuarial losses. Refer to Note N to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section below.
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
Interest rate risks
VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since all of VF’s long-term debt has fixed interest rates, the exposure relates to changes in interest rates on variable rate short-term borrowings (which averaged approximately $870 million during 2017). However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during 2017, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $3.6 million.
Foreign currency exchange rate risks
VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 41% of VF’s revenues in 2017 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. As discussed later in this section, management hedges VF’s investments in certain foreign operations and foreign currency transactions.
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
VF monitors net foreign currency market exposures and enters into derivative foreign currency contracts to hedge the effects of exchange rate fluctuations for a significant portion of forecasted foreign currency cash flows or specific foreign currency transactions (relating to cross-border inventory purchases, production costs, product sales, operating costs and intercompany royalty payments). VF’s practice is to buy or sell foreign currency exchange contracts that cover up to 80% of foreign currency exposures for periods of up to 24 months. Currently, VF uses only foreign exchange forward contracts but may use options or collars in the future. This use of financial instruments allows management to reduce the overall exposure to risks from exchange rate fluctuations on VF’s cash flows and earnings, since gains and losses on these contracts will offset losses and gains on the transactions being hedged.
For cash flow hedging contracts outstanding at the end of 2017, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of 2017, it would result in a change in fair value of those contracts of approximately $230 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
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

VF Corporation 2017 Form 10-K 33

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
Fair value for acquired intangible assets is generally based on the present value of expected cash flows. Indefinite-lived trademark or trade name intangible assets (collectively referred to herein as “trademarks”) represent individually acquired trademarks, some of which are registered in multiple countries. Definite-lived customer relationship intangible assets are based on the value of relationships with wholesale customers at the time of acquisition. Definite-lived license intangible assets relate to VF's licensing contracts with customers. Goodwill represents the excess of cost of an acquired business over the fair value of net tangible assets and identifiable intangible assets acquired, and is assigned at the reporting unit level.
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

34 VF Corporation 2017 Form 10-K

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
Based on the range of estimated fair values developed from the income and market-based methods, VF determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, VF calculates the impairment loss as the difference between the carrying value of the reporting unit and the estimated fair value.
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
2017 impairment testing
During the third quarter of 2017, management determined that there had been a triggering event related to the Nautica® brand reporting unit that required an interim impairment analysis of the goodwill and trademark intangible assets. VF early adopted the accounting standard update that permits a single step quantitative goodwill impairment test. Accordingly, the estimated fair value of the reporting unit was compared to the carrying value, and a $104.7 million goodwill impairment was recorded in the third quarter of 2017. The Nautica® brand reporting unit has since been reported in discontinued operations.
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of 2017. Management performed a qualitative analysis for all reporting units and trademark intangible assets, as discussed below in the “Qualitative impairment analysis” section.

VF Corporation 2017 Form 10-K 35

Qualitative impairment analysis
For all reporting units, VF elected to perform a qualitative assessment to determine whether it is more likely than not that the goodwill and trademark intangible assets in those reporting units were impaired. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including (i) current year results, ii) financial performance versus management’s annual and five-year strategic plans, iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, VF concluded that it was not more likely than not that the carrying values of the goodwill and trademark intangible assets were greater than their fair values, and that further quantitative testing was not necessary.
Management’s use of estimates and assumptions
Management made its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that VF’s conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2018 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
A future impairment charge for goodwill or intangible assets could have a material effect on VF’s consolidated financial position and results of operations.

Stock Options

VF uses a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. VF believes that a lattice model provides a refined estimate of the fair value of options because it can incorporate (i) historical option exercise patterns and multiple assumptions about future option exercise patterns for each of several groups of option holders and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. Management performs an annual review of all assumptions employed in the valuation of option grants and believes they are reflective of the outstanding options and underlying Common Stock and of groups of option participants. The lattice valuation incorporates the assumptions listed in Note P to the consolidated financial statements.
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
Annually, management reviews the principal economic actuarial assumptions summarized in Note N to the consolidated financial statements, and revises them as appropriate based on current rates and trends as of the valuation date. VF also periodically reviews and revises, as necessary, other plan assumptions such as rates of compensation increases, retirement, termination, disability and mortality. VF believes the assumptions appropriately reflect the participants’ demographics and projected benefit obligations of the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.
The below discussion of discount rate, return on assets and mortality assumptions relates specifically to the U.S. pension plans, as they comprise approximately 91% of VF’s total defined benefit plan assets and approximately 90% of VF’s total projected benefit obligations of the combined U.S. and international plans.
One of the critical assumptions used in the actuarial model is the discount rate, which is used to estimate the present value of future cash outflows necessary to meet projected benefit obligations for the specific plan. It is the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. The discount rate assumption is based on current market interest

36 VF Corporation 2017 Form 10-K

rates. VF selects a discount rate for each of the U.S. pension plans by matching high quality corporate bond yields to the timing of projected benefit payments to participants in each plan. VF uses the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service or Standard & Poor’s Ratings Services. VF excludes the highest and lowest yielding bonds from this population of approximately 623 such bonds having at least i) $500 million outstanding with 10 years or less to maturity or ii) $50 million outstanding with 10 years or more to maturity. The bonds must be noncallable/nonputable unless make-whole provisions exist. Each plan’s projected benefit payments are matched to current market interest rates over the expected payment period to calculate an associated present value. A single equivalent discount rate is then determined that produces the same present value. The resulting discount rate is reflective of both the current interest rate environment and the plan’s distinct liability characteristics. VF believes that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards and that the 2017 discount rates of 3.66% for the U.S. qualified defined benefit pension plan and 3.70% for the unfunded supplemental defined benefit plan appropriately reflect current market conditions and the long-term nature of projected benefit payments to participants in the U.S. pension plans. These lower discount rates, compared with the rates of 4.10% for the U.S. qualified defined benefit pension plan and 4.14% for the unfunded supplemental defined benefit plan at the end of 2016, reflect the general decrease in yields of U.S. government obligations and high quality corporate bonds during 2017.
In 2015, VF adopted the spot rate approach to measure service and interest costs. Under the spot rate approach, the full yield curve is applied separately to cash flows for each projected benefit obligation, service cost, and interest cost for a more precise calculation.
Another critical assumption of the actuarial model is the expected long-term rate of return on investments. VF’s investment objective is to invest in a diversified portfolio of assets with an acceptable level of risk to maximize the long-term return while minimizing volatility in the value of plan assets relative to the value of plan liabilities. These risks include market, interest rate, credit, liquidity, regulatory and foreign securities risks. Investment assets consist of U.S. and international equity, corporate and governmental fixed-income securities, insurance contracts, and alternative assets. VF develops a projected rate of return for each of the investment asset classes based on many factors, including historical and expected returns, the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed-income securities. The weighted average projected long-term rates of return of the various assets held by the qualified plan provide the basis for the expected long-term rate of return actuarial assumption. VF’s rate of return assumption was 6.00% in 2017 and 2016 and 6.25% in 2015. In recent years, VF has altered the investment mix by (i) increasing the allocation to fixed-income investments and reducing the allocation to equity investments,

(ii) increasing the allocation in equities to more international investments and, (iii) adding alternative assets as an asset class. The changes in asset allocation are anticipated, over time, to reduce the year-to-year variability of the U.S. plan’s funded status and resulting pension expense. Management monitors the plan’s asset allocation to balance risk with anticipated investment returns in a given year. Based on an evaluation of market conditions and projected market returns, VF will be using a rate of return assumption of 6.00% for the U.S. qualified defined benefit pension plan for 2018.
We consistently review all of our demographic assumptions as part of the normal management of our defined benefit plans, and update these assumptions as appropriate. The Company performed a demographic assumptions study in 2017 and updated the assumptions, as necessary, in the year end 2017 valuations.
In 2014, the Society of Actuaries (SOA) issued new mortality tables (RP-2014) and mortality improvement scales (MP-2014) which reflect longer life expectancies than the previous tables. In 2017, the SOA issued updated scales (MP-2017), which were adjusted for characteristics of our plan-specific populations and other data where appropriate, in developing our best estimate of the expected mortality rates of plan participants in the U.S. pension plans.
Differences between actual results in a given year and the actuarially determined assumed results for that year (e.g., investment performance, discount rates and other assumptions) do not affect that year’s pension expense, but instead are deferred as unrecognized actuarial gains or losses in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. At the end of 2017, there were $454.5 million of pretax accumulated deferred actuarial losses, plus $10.5 million of pretax deferred prior service costs, resulting in an after-tax amount of $291.9 million in accumulated other comprehensive income (loss) in the 2017 Consolidated Balance Sheet. These deferred losses will be amortized as a component of pension expense.
Pension expense recognized in the consolidated financial statements was $34.8 million in 2017, $113.0 million in 2016 and $64.8 million in 2015. Pension expense for 2016 was higher as it included a $50.9 million settlement charge resulting from 9,400 participants accepting a one-time option to receive a distribution of their deferred vested benefits (refer to Note N). The cost of pension benefits actually earned each year by covered active employees (commonly called “service cost”) was $24.9 million in 2017, $25.8 million in 2016 and $29.2 million in 2015. Pension expense was significantly lower in 2017 due to the $50.9 million settlement charge incurred in 2016, lower interest costs resulting from lower interest rates and lower amortization of unrecognized actuarial losses resulting from the 2016 one-time distribution. Looking forward, VF expects pension expense for the next 12 months to decrease to approximately $20.4 million which reflects lower amortization of unrecognized actuarial losses and higher expected return on plan assets.

VF Corporation 2017 Form 10-K 37

The sensitivity of changes in actuarial assumptions on 2017 pension expense and on projected benefit obligations related to the U.S. defined benefit pension plan at the end of 2017, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
(Dollars in millions)	Pension Expense	Projected Benefit Obligations
0.50% decrease in discount rate	$14	$104
0.50% increase in discount rate	(14)	(94)
0.50% decrease in expected investment return	8	—
0.50% increase in expected investment return	(8)	—
0.50% decrease in rate of compensation change	(1)	(5)
0.50% increase in rate of compensation change	1	5

As discussed in the “Risk Management” section above, VF has taken a series of steps to reduce volatility in the pension plans and their impact on the financial statements. On a longer-term basis, VF believes the year-to-year variability of the retirement benefit expense should decrease.

Income Taxes

As a global company, VF is subject to income taxes and files income tax returns in over 100 U.S. and foreign jurisdictions each year. As discussed in Note Q to the consolidated financial statements, VF has been granted a lower effective income tax rate on taxable earnings in certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities. VF makes an ongoing assessment to identify any significant exposure related to increases in tax rates in the jurisdictions in which VF operates.
In February 2015, the European Union Commission (“EU”) opened a state aid investigation into rulings granted to companies under Belgium’s excess profit tax regime. On January 11, 2016, the EU announced its decision that these rulings were illegal and ordered that tax benefits granted under these rulings should be collected from the affected companies, including VF. The Belgian government and VF have each filed appeals seeking annulment of the EU decision. On January 10, 2017, VF Europe BVBA received an assessment for €31.9 million tax and interest related to excess profits benefits received in prior years and remitted €31.9 million ($33.9 million) on January 13, 2017. This was recorded as an income tax receivable in 2017 based on the expected success of the aforementioned requests for annulment. If this matter is adversely resolved, these amounts will not be collected by VF.
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
VF has $286.0 million of gross deferred income tax assets related to operating loss and capital loss carryforwards, and $212.9 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. Generally, accounting for the impacts of newly enacted tax legislation is required to be completed in the period of enactment; however, in response to the complexities and ambiguity surrounding the Tax Act, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC has provided a one-year measurement period for companies to analyze and finalize accounting for the Tax Act. During the one-year measurement period, SAB 118 allows companies to recognize provisional amounts when reasonable estimates can be made for the impacts resulting from the Tax Act. VF will finalize accounting for the Tax Act during the one-year measurement period, and any adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate period, in accordance with guidance provided by SAB 118.
While our accounting for the Tax Act is not complete, we have recognized a provisional charge of approximately $465.5 million primarily comprised of approximately $512.4 million related to the transition tax and approximately $89.5 million related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate

38 VF Corporation 2017 Form 10-K

tax rate of 21%. Other provisional charges netting to $42.6 million were primarily related to U.S. federal and state tax on foreign income and dividends and establishing a deferred tax liability for foreign withholding taxes.
The Tax Act has significant complexity and our final tax liability may differ materially from provisional estimates due to additional guidance and regulations that may be issued by the U.S. Treasury Department and the Internal Revenue Service (“IRS”) and for VF’s finalization of the relevant calculations required by the new tax legislation.
VF continues to analyze the provisions of the Tax Act which are effective after December 30, 2017, including but not limited to, the creation of a new minimum tax called the base erosion anti-abuse tax (“BEAT”); a new provision that taxes U.S. allocated expenses (e.g. interest and general administrative expenses) as well as certain global intangible low-tax income (“GILTI”) from foreign operations; a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; a new limitation on deductible interest expense; and limitations on the deductibility of certain employee compensation. Under generally accepted accounting principles in the U.S (“GAAP”), companies are allowed to make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided under SAB 118.

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

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 30, 2017. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s

VF Corporation 2017 Form 10-K 39

management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures were effective as of December 30, 2017.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) or 15d-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 30, 2017. The effectiveness of VF’s internal control over financial reporting as of December 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
See page F-2 of this Annual Report for “Management’s Report on Internal Control Over Financial Reporting.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in VF’s internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting. We excluded the

Williamson-Dickie Mfg. Co. from the assessment of internal control over financial reporting as of December 30, 2017 because it was acquired by VF in a business combination during 2017.

ITEM 9B. OTHER INFORMATION.

Not applicable.

40 VF Corporation 2017 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I of this Annual Report under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2018 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2017, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2018 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2017, which information is incorporated herein by reference.
Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2018 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2017, which information is incorporated herein by reference.

VF has adopted a written code of ethics, “VF Corporation Code of Business Conduct,” that is applicable to all VF directors, officers and employees, including VF’s chief executive officer, chief financial officer, chief accounting officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the Securities and Exchange Commission’s rules and regulations, a copy of the code has been filed as Exhibit 14 to this report. The code is also posted on VF’s website, www.vfc.com. VF will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.vfc.com.
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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF — Directors’ Compensation” and “Executive Compensation” in VF’s 2018 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2017, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2018 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2017, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2018 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2017, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2018 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 30, 2017, which information is incorporated herein by reference.

VF Corporation 2017 Form 10-K 41

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this 2017 report:
1. Financial statements
2. Financial statement schedules

PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	F-50
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
3. Exhibits

NUMBER	DESCRIPTION

3.	Articles of incorporation and bylaws:

	(A)	Articles of Incorporation, restated as of October 21, 2013 (Incorporated by reference to Exhibit 3(i) to Form 8-K filed October 21, 2013)

	(B)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3(B) to Form 10-K for the year ended December 29, 2012)

4.	Instruments defining the rights of security holders, including indentures:

	(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 3(C) to Form 10-K for the year ended January 3, 1998)

	(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

	(C)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

	(D)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)

(E)
Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 10, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)

	(F)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)

	(G)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed October 25, 2007)

42 VF Corporation 2017 Form 10-K

NUMBER	DESCRIPTION

	(H)	Second Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A. dated as of August 24, 2011 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 24, 2011)

	(I)	Form of Fixed Rate Notes due 2021 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed August 24, 2011)

(J)
Third Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A. dated as of September 20, 2016 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed September 20, 2016)

	(K)	Form of 0.625% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 20, 2016)

10.	Material contracts:

	(A)	1996 Stock Compensation Plan, as amended and restated as of February 10, 2015 (Incorporated by reference to Appendix B to the 2015 Proxy Statement filed March 19, 2015)*

	(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)*

(C)
Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)*

	(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(D) to Form 10-K for the year ended January 2, 2010)*

	(E)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended December 29, 2012)*

	(F)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended January 2, 2010)*

	(G)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2011)*

	(H)	Form of Award Certificate for Restricted Stock Units for Executive Officers (Incorporated by reference to Exhibit 10(H) to Form 10-K for the year ended December 29, 2012)*

	(I)	Form of Award Certificate for Restricted Stock Award (Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 22, 2011)*

	(J)	Form of Award Certificate for Restricted Stock Award for Executive Officers (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 2012)*

	(K)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)*

	(L)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)*

	(M)	Executive Deferred Savings Plan II, as amended and restated January 1, 2015 (Incorporated by reference to Item 10(M) to Form 10-K for the year ended January 3, 2015)*

	(N)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed December 17, 2004)*

(O)
Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)*

(P)
Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)*

(Q)
Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)*

(R)
Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)*

VF Corporation 2017 Form 10-K 43

NUMBER	DESCRIPTION

(S)
Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)*

(T)
Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)*

(U)
Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)*

(V)
Twelfth Supplemental Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014)*

	(W)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)*

(X)
Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)*

	(Y)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 21, 2008)*

	(Z)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended December 31, 2011)*

	(AA)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2013)*

	(BB)	Amended and Restated Management Incentive Compensation Plan*

	(CC)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 3, 2009)*

	(DD)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)*

(EE)
2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of October 18, 2017 (Incorporated by reference to Exhibit 10.1 to form 10-Q for the quarter ended September 30, 2017)*

	(FF)	Five-year Revolving Credit Agreement, dated April 14, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 15, 2015)

	(GG)	Accession No. 1 to Credit Agreement related to the Five-Year Revolving Credit Agreement dated as of April 14, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 7, 2016)

	*	Management compensation plans
14.
Code of Business Conduct

The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation, at P.O. Box 21488, Greensboro, NC 27420.

21.	Subsidiaries of the Corporation

23.	Consent of independent registered public accounting firm

24.	Power of attorney

31.1	Certification of the principal executive officer, Steven E. Rendle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer, Scott A. Roe, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer, Steven E. Rendle, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer, Scott A. Roe, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

44 VF Corporation 2017 Form 10-K

NUMBER	DESCRIPTION

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

ITEM 16. FORM 10-K SUMMARY.
None.

VF Corporation 2017 Form 10-K 45

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VF has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V.F. CORPORATION

By:	/s/ Steven E. Rendle
Steven E. Rendle Chairman, Chief Executive Officer and President (Chief Executive Officer)

By:	/s/ Scott A. Roe
Scott A. Roe Vice President and Chief Financial Officer (Chief Financial Officer)

By:	/s/ Bryan H. McNeill
Bryan H. McNeill Vice President — Controller (Chief Accounting Officer)
February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Director

Juliana L. Chugg*	Director

Benno O. Dorer*	Director

Mark S. Hoplamazian*	Director

Robert J. Hurst*	Director

Laura W. Lang*	Director

W. Alan McCollough*	Director

W. Rodney McMullen*	Director

Clarence Otis, Jr.*	Director

Steven E. Rendle*	Director

Carol L. Roberts*	Director

Matthew J. Shattock*	Director

*By:	/s/ Laura C. Meagher
Laura C. Meagher, Attorney-in-Fact
February 28, 2018

46 VF Corporation 2017 Form 10-K

VF CORPORATION
Index to Consolidated Financial Statements
and Financial Statement Schedule
December 2017

VF Corporation 2017 Form 10-K F-1

VF Corporation
Management’s Report on Internal Control Over Financial Reporting
Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF's internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of December 30, 2017. Management has excluded Williamson-Dickie Manufacturing Company from its assessment of internal control over financial reporting as of December 30, 2017 because it was acquired by VF in a business combination during 2017. The total assets and total revenues of Williamson-Dickie Manufacturing Company represent 5.4% and 2.1%, respectively of VF's consolidated revenues and assets as of and for the year ended December 30, 2017
The effectiveness of VF’s internal control over financial reporting as of December 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

VF Corporation 2017 Form 10-K F-2

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of VF Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of VF Corporation and its subsidiaries as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 30, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 30, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for the recognition of current and deferred income taxes for intra-entity asset transfers.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Williamson-Dickie Manufacturing Company from its assessment of internal control over financial reporting as of December 30, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Williamson-Dickie Manufacturing Company from our audit of internal control over financial reporting. Williamson-Dickie Manufacturing Company is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 5.4% and 2.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

VF Corporation 2017 Form 10-K F-3

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
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 28, 2018

We have served as the Company’s auditor since 1995.

VF Corporation 2017 Form 10-K F-4

VF CORPORATION
Consolidated Balance Sheets

	December
(In thousands, except share amounts)	2017	2016
ASSETS
Current assets
Cash and equivalents	$566,075	$1,227,862
Accounts receivable, less allowance for doubtful accounts of $26,252 in 2017 and $20,538 in 2016	1,422,101	1,148,797
Inventories	1,705,171	1,424,571
Other current assets	296,712	293,888
Current assets of discontinued operations	402,065	197,980
Total current assets	4,392,124	4,293,098
Property, plant and equipment, net	1,002,700	895,960
Intangible assets, net	2,089,781	1,533,928
Goodwill	1,692,644	1,554,667
Other assets	781,253	922,312
Other assets of discontinued operations	—	539,322
TOTAL ASSETS	$9,958,502	$9,739,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$729,384	$26,029
Current portion of long-term debt	6,165	253,689
Accounts payable	755,569	620,194
Accrued liabilities	1,143,330	812,032
Current liabilities of discontinued operations	110,752	73,456
Total current liabilities	2,745,200	1,785,400
Long-term debt	2,187,789	2,039,180
Other liabilities	1,305,613	885,825
Other liabilities of discontinued operations	—	87,961
Commitments and contingencies
Total liabilities	6,238,602	4,798,366
Stockholders' equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding in 2017 and 2016	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; 395,821,781 shares outstanding in 2017 and 414,012,954 shares outstanding in 2016	98,955	103,503
Additional paid-in capital	3,523,340	3,333,423
Accumulated other comprehensive income (loss)	(926,140)	(1,041,463)
Retained earnings	1,023,745	2,545,458
Total stockholders’ equity	3,719,900	4,940,921
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,958,502	$9,739,287

See notes to consolidated financial statements.

VF Corporation 2017 Form 10-K F-5

VF CORPORATION
Consolidated Statements of Income

	Year Ended December
(In thousands, except per share amounts)	2017	2016	2015
Net sales	$11,735,695	$10,957,922	$10,922,043
Royalty income	75,482	68,225	74,350
Total revenues	11,811,177	11,026,147	10,996,393
Costs and operating expenses
Cost of goods sold	5,844,941	5,589,923	5,603,766
Selling, general and administrative expenses	4,463,146	3,988,320	3,747,799
Impairment of goodwill and intangible assets	—	79,644	—
Total costs and operating expenses	10,308,087	9,657,887	9,351,565
Operating income	1,503,090	1,368,260	1,644,828
Interest income	16,095	9,176	7,152
Interest expense	(101,975)	(94,722)	(88,751)
Other income (expense), net	(715)	2,002	1,028
Income from continuing operations before income taxes	1,416,495	1,284,716	1,564,257
Income taxes	695,286	205,862	347,201
Income from continuing operations	721,209	1,078,854	1,217,056
Income (loss) from discontinued operations, net of tax	(106,286)	(4,748)	14,537
Net income	$614,923	$1,074,106	$1,231,593
Earnings (loss) per common share - basic
Continuing operations	$1.81	$2.59	$2.86
Discontinued operations	(0.27)	(0.01)	0.03
Total earnings per common share - basic	$1.54	$2.58	$2.90
Earnings (loss) per common share - diluted
Continuing operations	$1.79	$2.56	$2.82
Discontinued operations	(0.26)	(0.01)	0.03
Total earnings per common share - diluted	$1.52	$2.54	$2.85
Cash dividends per common share	$1.72	$1.53	$1.33

See notes to consolidated financial statements.

VF Corporation 2017 Form 10-K F-6

VF CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended December
(In thousands)	2017	2016	2015
Net income	$614,923	$1,074,106	$1,231,593
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during year	202,428	(52,028)	(361,814)
Less income tax effect	45,950	(24,382)	586
Defined benefit pension plans
Current year actuarial gains (losses), plan amendments and curtailment losses	(18,130)	(5,384)	(62,556)
Amortization of net deferred actuarial losses	41,440	65,212	61,966
Amortization of deferred prior service costs	2,646	2,584	3,038
Reclassification of net actuarial loss from settlement charge	—	50,922	4,062
Less income tax effect	(15,208)	(43,836)	(1,571)
Derivative financial instruments
Gains (losses) arising during year	(138,716)	90,708	89,993
Less income tax effect	15,636	(9,672)	(34,668)
Reclassification to net income for (gains) losses realized	(24,067)	(107,457)	(64,976)
Less income tax effect	3,344	35,092	25,404
Marketable securities
Gains (losses) arising during year	—	—	495
Less income tax effect	—	—	(195)
Reclassification to net income for (gains) losses realized	—	—	(1,177)
Less income tax effect	—	—	463
Other comprehensive income (loss)	115,323	1,759	(340,950)
Comprehensive income	$730,246	$1,075,865	$890,643

See notes to consolidated financial statements.

VF Corporation 2017 Form 10-K F-7

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December
(In thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$614,923	$1,074,106	$1,231,593
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill and intangible assets	104,651	79,644	143,562
Depreciation and amortization	290,503	281,577	272,075
Stock-based compensation	81,641	67,762	73,420
Provision for doubtful accounts	21,171	17,283	12,006
Pension expense in excess of (less than) contributions	25,022	89,005	(208,709)
Deferred income taxes	(79,838)	(71,625)	7,088
Loss on sale of businesses	29,841	104,357	—
Other, net	(2,006)	(15,232)	(34,784)
Changes in operating assets and liabilities:
Accounts receivable	(107,083)	47,102	(124,248)
Inventories	17,005	(37,210)	(175,098)
Accounts payable	21,494	(9,553)	14,225
Income taxes	460,350	(129,574)	4,206
Accrued liabilities	31,928	28,904	(14,505)
Other assets and liabilities	(34,942)	(45,978)	2,785
Cash provided by operating activities	1,474,660	1,480,568	1,203,616
INVESTING ACTIVITIES
Proceeds from sale of businesses, net of cash sold	214,968	115,983	—
Business acquisitions, net of cash received	(740,541)	—	—
Capital expenditures	(169,553)	(175,840)	(254,501)
Software purchases	(65,177)	(44,226)	(63,283)
Other, net	(15,948)	(8,331)	(5,038)
Cash used by investing activities	(776,251)	(112,414)	(322,822)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	686,453	(421,069)	432,262
Payments on long-term debt	(254,314)	(13,276)	(3,975)
Payment of debt issuance costs	—	(6,807)	(1,475)
Proceeds from long-term debt	—	951,817	—
Purchases of treasury stock	(1,200,356)	(1,000,468)	(732,623)
Cash dividends paid	(684,679)	(635,994)	(565,275)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	89,893	48,918	30,871
Cash used by financing activities	(1,363,003)	(1,076,879)	(840,215)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	2,965	(6,645)	(66,680)
Net change in cash, cash equivalents and restricted cash	(661,629)	284,630	(26,101)
Cash, cash equivalents and restricted cash — beginning of year (a)	1,231,026	946,396	972,497
Cash, cash equivalents and restricted cash — end of year (a)	$569,397	$1,231,026	$946,396

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$566,075	$1,227,862	$945,605
Other current assets	2,452	2,469	—
Other assets	870	695	791
Total cash, cash equivalents and restricted cash	$569,397	$1,231,026	$946,396
(a) The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows.

See notes to consolidated financial statements.

VF Corporation 2017 Form 10-K F-8

VF CORPORATION
Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amounts
Balance, December 2014	432,859,891	$108,215	$2,993,186	$(702,272)	$3,231,753
Net income	—	—	—	—	1,231,593
Dividends on Common Stock	—	—	—	—	(565,275)
Purchase of treasury stock	(10,036,100)	(2,509)	—	—	(730,114)
Stock-based compensation, net	3,790,483	948	199,489	—	(39,226)
Foreign currency translation and other	—	—	—	(361,228)	—
Defined benefit pension plans	—	—	—	4,939	—
Derivative financial instruments	—	—	—	15,753	—
Marketable securities	—	—	—	(414)	—
Balance, December 2015	426,614,274	106,654	3,192,675	(1,043,222)	3,128,731
Net income	—	—	—	—	1,074,106
Dividends on Common Stock	—	—	—	—	(635,994)
Purchase of treasury stock	(15,932,075)	(3,983)	—	—	(996,485)
Stock-based compensation, net	3,330,755	832	140,748	—	(24,900)
Foreign currency translation and other	—	—	—	(76,410)	—
Defined benefit pension plans	—	—	—	69,498	—
Derivative financial instruments	—	—	—	8,671	—
Balance, December 2016	414,012,954	103,503	3,333,423	(1,041,463)	2,545,458
Adoption of new accounting standard	—	—	—	—	(237,764)
Net income	—	—	—	—	614,923
Dividends on Common Stock	—	—	—	—	(684,679)
Purchase of treasury stock	(22,213,162)	(5,553)	—	—	(1,194,803)
Stock-based compensation, net	4,021,989	1,005	189,917	—	(19,390)
Foreign currency translation and other	—	—	—	248,378	—
Defined benefit pension plans	—	—	—	10,748	—
Derivative financial instruments	—	—	—	(143,803)	—
Balance, December 2017	395,821,781	$98,955	$3,523,340	$(926,140)	$1,023,745

See notes to consolidated financial statements.

VF Corporation 2017 Form 10-K F-9

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
VF Corporation (together with its subsidiaries, collectively known as “VF” or the "Company”) is a global apparel and footwear company based in the United States. VF designs, produces, procures, markets and distributes a variety of products, including jeanswear, outerwear, footwear, backpacks, luggage, and occupational and performance apparel for consumers of all ages. Products are marketed primarily under VF-owned brand names.
Basis of Presentation
The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S (“GAAP”). The consolidated financial statements include the accounts of VF and its controlled subsidiaries, after elimination of intercompany transactions and balances.
The Nautica® brand business, the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses), and the Contemporary Brands coalition have been reported as discontinued operations in our Consolidated Statements of Income, and the related assets and liabilities have been presented as held-for-sale in the Consolidated Balance Sheets, through their dates of disposal. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note C for additional information on discontinued operations.
Fiscal Year
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to “2017”, “2016” and “2015” relate to the 52-week fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. Certain foreign subsidiaries report using a December 31 year-end due to local statutory requirements. During the first quarter of 2017, the Company approved a change in fiscal year end to the Saturday closest to March 31 from the Saturday closest to December 31. Accordingly, VF will report a transition quarter that runs from December 31, 2017 through March 31, 2018. The Company's next fiscal year will run from April 1, 2018 through March 30, 2019 (“Fiscal 2019”).
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
Foreign currency transactions are denominated in a currency other than the functional currency of a particular entity. These transactions generally result in receivables or payables that are fixed in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transaction. As discussed in Note V, VF enters into derivative contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction gains and losses reported in the Consolidated Statements of Income, net of the related hedging losses and gains, were a gain of $4.8 million in 2017, a loss of $9.7 million in 2016, and a loss of $8.7 million in 2015.
Cash and Equivalents
Cash and equivalents are demand deposits, receivables from third-party credit card processors, and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $279.0 million and $855.6 million at December 2017 and 2016, respectively, consist of money market funds and short-term time deposits.
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
Cost for acquired intangible assets represents the fair value at acquisition date, which is generally based on the present value of

VF Corporation 2017 Form 10-K F-10

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

expected cash flows. Trademark intangible assets represent individual acquired trademarks, some of which are registered in multiple countries. Customer relationship intangible assets are based on the value of relationships with wholesale customers in place at the time of acquisition. License intangible assets relate to VF's licensing contracts with customers.
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
Intangible assets determined to have indefinite lives, consisting of major trademarks and trade names, are not amortized. Other intangible assets, primarily customer relationships, license intangible assets and trademarks determined to have a finite life, are amortized over their estimated useful lives ranging from 3 to 24 years. Amortization of intangible assets is computed using straight-line or accelerated methods consistent with the timing of the expected benefits to be received.
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
Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of a reporting unit with its carrying value, including the goodwill assigned to that reporting unit. An impairment charge is recorded if the carrying value of the reporting unit exceeds its estimated fair value.

Derivative Financial Instruments
Derivative financial instruments are measured at fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value of derivative instruments (i.e., gains and losses) depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. To qualify for hedge accounting treatment, all hedging relationships must be formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows of hedged transactions. VF’s hedging practices are described in Note V. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.
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
VF also uses derivative contracts to manage foreign currency exchange risk on certain assets and liabilities, and to hedge the exposure on the foreign currency denominated purchase price of acquisitions. These contracts are not designated as hedges, and are measured at fair value in the Consolidated Balance Sheets with changes in fair value recognized directly in net income.
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

VF Corporation 2017 Form 10-K F-11

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

Revenue from the sale of gift cards is deferred until the gift card is redeemed by the customer or the Company determines that the likelihood of redemption is remote and that it does not have a legal obligation to remit the value of the unredeemed gift card to any jurisdiction under unclaimed property regulations.
Various VF brands maintain customer loyalty programs where customers earn rewards from qualifying purchases or activities. VF recognizes revenue when (i) rewards are redeemed by the customer, (ii) points or certificates expire or (iii) a breakage factor is applied based on historical redemption patterns.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $715.9 million in 2017, $637.6 million in 2016 and $652.5 million in 2015. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for their costs of advertising VF’s products, and totaled $44.6 million in 2017, $51.8 million in 2016 and $55.4 million in 2015. Shipping and handling costs for delivery of products to customers totaled $349.1 million in 2017, $307.3 million in 2016 and $324.1 million in 2015. Expenses related to royalty income, including amortization of licensed intangible assets, were $4.2 million in 2017 and $4.5 million in both 2016 and 2015.
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

VF Corporation 2017 Form 10-K F-12

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

Concentration of Risks
VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through multiple wholesale and direct-to-consumer channels. VF’s ten largest customers, all U.S.-based retailers, accounted for 19% of 2017 total revenues, and sales to VF’s largest customer accounted for 8% of 2017 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.
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
Reclassifications
Certain prior year amounts have been reclassified to conform with the 2017 presentation, as discussed below in Recently Adopted Accounting Standards.
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
In November 2016, the FASB issued an update that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The Company early adopted this guidance in the first quarter of 2017 on a retrospective basis and the Consolidated Statements of Cash Flows included herein reflect $3.3 million, $3.2 million and $0.8 million of restricted cash for December 2017, December 2016 and December 2015, respectively. The Company’s restricted cash is generally held as collateral for certain transactions.
In January 2017, the FASB issued an update that eliminates the second step from the quantitative goodwill impairment test. The single step quantitative test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. VF will continue to have the option of first performing a qualitative assessment to determine whether it is necessary to complete the quantitative goodwill impairment test. The Company early adopted this guidance in the third quarter of 2017 and recorded a goodwill impairment charge for the Nautica® brand reporting unit, which has since been reported in discontinued operations.
Recently Issued Accounting Standards
In May 2014, the FASB issued a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The standard prescribes a five-step approach to revenue recognition: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. A cross-functional implementation team has completed VF’s impact analysis and is in the process of performing the disclosure assessment phase of the project. The new guidance is not expected to have a material impact on VF’s

VF Corporation 2017 Form 10-K F-13

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

revenue streams within the wholesale, direct-to-consumer and royalty channels. Expected changes will include recognition of revenues for certain wholesale and e-commerce transactions at shipment rather than upon delivery to the customer based on our evaluation of the transfer of control of the goods, and discontinued capitalization of certain costs related to ongoing customer arrangements. Additionally, expected changes to VF's Consolidated Balance Sheets will include presentation of allowances for sales incentive programs, discounts, markdowns, chargebacks, and returns as accrued liabilities rather than as a reduction to accounts receivable, and the presentation of estimated cost of inventory associated with the allowance for sales returns within other current assets rather than as a component of inventory. VF is continuing its assessment of the new standard, including the impact on processes, accounting policies, disclosures and internal controls over financial reporting. The Company will adopt the new standard utilizing the modified retrospective method in the first quarter of Fiscal 2019.
In January 2016, the FASB issued an update to their accounting guidance related to the recognition and measurement of certain financial instruments. This guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance will be effective for VF in the first quarter of Fiscal 2019. The Company does not expect the adoption of this guidance to have a material impact on VF’s consolidated financial statements.
In February 2016, the FASB issued a new accounting standard on leasing. This new standard will require companies to record most leased assets and liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. VF's cross-functional implementation team has completed the design and assessment phase of the project and the implementation phase is in progress. VF’s assessment efforts involved reviewing the standard's provisions, evaluating real estate and non-real estate lease arrangements and identifying arrangements that may contain embedded leases. VF is also evaluating the impact of the new accounting standard on the Company's systems, processes and controls. Based on the efforts to date, VF expects this standard will have a material impact on VF’s Consolidated Balance Sheets but does not expect it to have a material impact on the Consolidated Statements of Income. The Company will adopt the new standard in the first quarter of Fiscal 2020, but has not yet selected a transition method.
In March 2016, the FASB issued an update to their accounting guidance on extinguishments of financial liabilities that exempts prepaid stored-value products, or gift cards, from the existing guidance. The updated guidance requires that gift card liabilities be subject to breakage accounting, consistent with the new revenue recognition standard discussed above. This guidance will be effective for VF in the first quarter of Fiscal 2019. The Company does not expect the adoption of this guidance to have a material impact on VF’s consolidated financial statements.
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
In August 2016, the FASB issued an update to their accounting guidance that addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance will be effective for VF in the first quarter of Fiscal 2019. The Company does not expect the adoption of this guidance to have a material impact on VF’s consolidated financial statements.
In January 2017, the FASB issued an update that provides a more narrow framework to be used in evaluating whether a set of assets and activities constitutes a business. This guidance will be effective for VF in the first quarter of Fiscal 2019 with early adoption permitted. The Company will apply this guidance to any transactions after adoption but does not expect it to have a material impact on VF’s consolidated financial statements.
In March 2017, the FASB issued an update which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest cost, expected return on plan assets, amortization of prior service costs or credits and actuarial gains and losses) separately and outside of operating income. The update specifies that only the service cost component is eligible for capitalization, which is consistent with VF’s current practice (Refer to Note N for components of net periodic benefit costs). The presentation change in the Consolidated Statements of Income will be applied on a retrospective basis when VF adopts this guidance in the first quarter of Fiscal 2019. Other than the presentation changes noted above, the Company does not expect the adoption of this guidance to have a material impact on VF’s consolidated financial statements.
In May 2017, the FASB issued an update that amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. This guidance will be effective for VF beginning in the first quarter of Fiscal 2019 and is required to be applied prospectively to an award modified on or after the adoption date. The Company will apply this guidance to any future changes made to the terms or conditions of share-based payment awards after adoption but does not expect it to have a material impact on VF’s consolidated financial statements.
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
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Tax Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that companies must make a policy decision to either record deferred

VF Corporation 2017 Form 10-K F-14

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

taxes related to GILTI inclusions or treat any taxes on GILTI inclusions as period costs. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided under SAB 118.
In February 2018, the FASB issued an update that addresses the effect of the change in the U.S. federal corporate income tax rate due to the enactment of the Tax Act on items within accumulated other comprehensive income (loss). The guidance will be effective for VF in the first quarter of Fiscal 2020 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.
NOTE B — ACQUISITIONS

Williamson-Dickie

On August 11, 2017, VF entered into a definitive merger agreement to acquire 100% of the outstanding shares of Williamson-Dickie Mfg. Co. (“Williamson-Dickie”). The acquisition was completed on October 2, 2017 for $800.7 million in cash, which is subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings.
Williamson-Dickie was a privately held company based in Ft. Worth, Texas, and is one of the largest companies in the workwear sector with a portfolio of brands including Dickies®, Workrite®, Kodiak®, Terra® and Walls®. The acquisition of Williamson-Dickie brings together complementary assets and capabilities, and creates a workwear business that will now serve an even broader set of consumers and industries around the world.
Williamson-Dickie contributed revenues of $247.2 million and net income of $11.4 million to VF for the period from October 2, 2017 through December 30, 2017.
The allocation of the purchase price is preliminary and subject to change, primarily for certain income tax matters and final adjustments for net working capital. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	October 2, 2017
Cash and equivalents	$60,172
Accounts receivable	146,403
Inventories	251,778
Other current assets	8,447
Property, plant and equipment	105,119
Intangible assets	397,755
Other assets	9,665
Total assets acquired	979,339

Short-term borrowings	17,565
Accounts payable	88,052
Other current liabilities	117,621
Deferred income tax liabilities	15,160
Other non-current liabilities	33,066
Total liabilities assumed	271,464

Net assets acquired	707,875
Goodwill	92,837
Purchase Price	$800,712

The goodwill is attributable to the acquired workforce of Williamson-Dickie and the significant synergies expected to arise as a result of the acquisition. All of the goodwill was assigned to the Imagewear coalition and $53.6 million is expected to be deductible for tax purposes.

The Dickies®, Kodiak®, Terra® and Walls® trademarks, which management believes to have indefinite lives, have been valued at $316.1 million. The Workrite® trademark, valued at $0.8 million, will be amortized over three years.
Amortizable intangible assets have been assigned values of $78.6 million for customer relationships and $2.3 million for distribution

VF Corporation 2017 Form 10-K F-15

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

agreements. Customer relationships are being amortized using an accelerated method over periods ranging from 10 to 13 years.

Distribution agreements are being amortized on a straight-line basis over four years.
The following unaudited pro forma summary presents consolidated information of VF as if the acquisition of Williamson-Dickie had occurred on January 3, 2016:

(In thousands)	Pro forma year ended December 2017 (unaudited)	Pro forma year ended December 2016 (unaudited)
Total revenues	$12,475,116	$11,888,704
Income from continuing operations	763,563	1,097,572
Earnings per common share from continuing operations
Basic	$1.91	$2.64
Diluted	1.89	2.60

These pro forma amounts have been calculated after applying VF’s accounting policies and adjusting the results of Williamson-Dickie to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 3, 2016, with consequential tax effects.
The pro forma financial information in 2017 and 2016 excludes $41.6 million and $4.1 million, respectively, of expense related to Williamson-Dickie’s executive compensation plans, which were terminated concurrent with the merger. The pro forma financial information in 2016 includes $12.2 million of VF’s transaction expenses related to the acquisition.
Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been effected at the date indicated, nor is it necessarily indicative of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.
Icebreaker Holdings, Ltd.

On November 1, 2017, VF entered into a definitive merger agreement to acquire 100% of the stock of Icebreaker Holdings, Ltd., a privately held company based in Auckland, New Zealand. The purchase price is NZ$288 million ($204.3 million at December 30, 2017), subject to working capital adjustments. VF has entered into foreign exchange forward contracts to hedge the purchase price. The acquisition is expected to close in the first quarter of Fiscal 2019, subject to satisfaction of customary closing conditions.
NOTE C — DISCONTINUED OPERATIONS

The Company continuously assesses the composition of our portfolio to ensure it is aligned with our strategic objectives and positioned to maximize growth and return to our shareholders.
Nautica® Brand Business
During the fourth quarter of 2017, the Company reached the strategic decision to exit the Nautica® brand business, and determined that it met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company began to report the results of the Nautica® brand business as discontinued operations in the Consolidated Statements of Income and present the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented.
The results of the Nautica® brand's North America business were previously reported in the Sportswear coalition, and the results of the Asia business were previously reported in the Outdoor & Action Sports coalition. The results of the Nautica® brand business recorded in the income (loss) from discontinued operations, net of tax line item were losses of $95.2 million for 2017 (including an estimated loss on sale of $25.5 million recorded in the fourth quarter of 2017) and income of $31.4 million and $54.0 million for 2016 and 2015 respectively.

Certain corporate overhead costs and coalition costs previously allocated to the Nautica® brand business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations. In addition, the third quarter 2017 goodwill impairment charge of $104.7 million related to the Nautica® reporting unit, previously excluded from the calculation of coalition profit, was reclassified to discontinued operations.
Licensing Business
In the first quarter of 2017, the company reached the strategic decision to exit its Licensing Business, which comprised the Licensed Sports Group (“LSG”) and JanSport® brand collegiate businesses. Accordingly, the Company began to report the results of the businesses as discontinued operations in the Consolidated Statements of Income and present the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented.
LSG included the Majestic® brand and was previously included within our Imagewear coalition. On April 28, 2017, VF completed the sale of LSG to Fanatics, Inc. The Company received proceeds of $213.5 million, net of cash sold, and recorded an after-tax loss on sale of $4.1 million, which is included in the income (loss) from discontinued operations, net of tax line item in the 2017 Consolidated Statements of Income.

VF Corporation 2017 Form 10-K F-16

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

The LSG results recorded in the income (loss) from discontinued operations, net of tax line item were losses of $4.6 million for 2017 (including the loss on sale of $4.1 million) and income of $63.3 million and $44.2 million for 2016 and 2015, respectively.
In the fourth quarter of 2017, VF completed the sale of the assets associated with the JanSport® brand collegiate business, which was previously included within our Outdoor & Action Sports coalition. The Company received net proceeds of $1.5 million and recorded an after-tax loss on sale of $0.2 million, which is included in the income (loss) from discontinued operations, net of tax line item in the 2017 Consolidated Statements of Income.
The JanSport® brand collegiate results recorded in the income (loss) from discontinued operations, net of tax line item were losses of $6.5 million (including the loss on sale of $0.2 million), $1.0 million and $0.2 million for 2017, 2016 and 2015, respectively.
Certain corporate overhead and other costs previously allocated to the Licensing Business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.
Under the terms of the transition services agreement, the Company is providing certain support services for periods ranging from three to 24 months from the closing date of the transaction. Revenue and expense items associated with the transition services are primarily recorded in the Imagewear coalition.

Contemporary Brands Coalition
Beginning in the second quarter of 2016, VF reported the results of the Contemporary Brands coalition within discontinued operations in the Consolidated Statements of Income. These changes have been applied for all periods presented.
On August 26, 2016, VF completed the sale of its Contemporary Brands coalition to Delta Galil Industries, Ltd. for $116.0 million, net of cash sold. The Contemporary Brands coalition included the businesses of the 7 For All Mankind®, Splendid® and Ella Moss® brands and was previously disclosed as a separate reportable segment of VF. The transaction resulted in an after-tax loss on sale of $104.4 million which was included in the income (loss) from discontinued operations, net of tax line item in the 2016 Consolidated Statement of Income.
The results of the Contemporary Brands coalition recorded in the income (loss) from discontinued operations, net of tax line item were losses of $98.4 million (including the loss on sale of $104.4 million) and $83.5 million for 2016 and 2015, respectively.
Certain corporate overhead costs and interest expense previously allocated to the Contemporary Brands coalition for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations. In addition, goodwill and intangible asset impairment charges related to the Contemporary Brands coalition, previously excluded from the calculation of coalition profit, were reclassified to discontinued operations.
VF provided certain support services under transition services agreements and completed these services during the third quarter of 2017. These services did not have a material impact on VF’s 2017 Consolidated Statement of Income.

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items included in the income (loss) from discontinued operations for the Nautica® brand business, the Licensing Business and the Contemporary Brands coalition:

(In thousands)	2017	2016	2015
Revenues	$588,383	$1,180,677	$1,380,351
Cost of goods sold	349,382	691,715	790,034
Selling, general and administrative expenses	191,898	354,773	430,587
Impairment of goodwill and intangible assets	104,651	—	143,562
Interest income (expense), net	(27)	(199)	(663)
Other income (expense), net	6	2	627
Income (loss) from discontinued operations before income taxes	(57,569)	133,992	16,132
Loss on the sale of discontinued operations, before income taxes	(34,019)	(154,275)	—
Total income (loss) from discontinued operations before income taxes	(91,588)	(20,283)	16,132
Income tax (expense) benefit(a)	(14,698)	15,535	(1,595)
Income (loss) from discontinued operations, net of tax	$(106,286)	$(4,748)	$14,537

(a)
The full year 2017 income tax expense is impacted by $8.6 million of tax expense related to GAAP and tax basis differences for LSG. Additionally, the 2017 goodwill impairment charge and estimated loss on sale related to the Nautica® brand business were nondeductible for income tax purposes.

VF Corporation 2017 Form 10-K F-17

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented.

(In thousands)	2017	2016
Accounts receivable, net	$35,826	$48,881
Inventories	44,735	144,754
Other current assets	2,771	4,345
Property, plant and equipment	26,852	43,690
Intangible assets	262,352	305,770
Goodwill	49,005	182,292
Other assets	6,053	7,570
Allowance to adjust assets to estimated fair value, less costs of disposal	(25,529)	—
Total assets of discontinued operations(a)	$402,065	$737,302
Accounts payable	$22,421	$44,450
Accrued liabilities	21,408	29,006
Other liabilities	13,449	14,624
Deferred income tax liabilities(b)	53,474	73,337
Total liabilities of discontinued operations(a)	$110,752	$161,417

(a)	Amounts at December 2016 have been classified as current and long-term in the Consolidated Balance Sheet.

(b)	Deferred income tax balances reflect VF's consolidated netting by jurisdiction.
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The following table summarizes depreciation and amortization, capital expenditures and the significant operating noncash items from discontinued operations for each of the periods presented:

(In thousands)	2017	2016	2015
Depreciation and amortization	$14,023	$27,360	$39,189
Capital expenditures	2,592	4,795	13,536
Impairment of goodwill and intangible assets	104,651	—	143,562
NOTE D — ACCOUNTS RECEIVABLE

(In thousands)	2017	2016
Trade	$1,357,424	$1,106,018
Royalty and other	90,929	63,317
Total accounts receivable	1,448,353	1,169,335
Less allowance for doubtful accounts	26,252	20,538
Accounts receivable, net	$1,422,101	$1,148,797

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $367.5 million of VF’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During 2017 and 2016, VF sold total accounts receivable of $1,180.7 million and $1,333.9 million, respectively. As of December 2017 and 2016, $219.1 million and $209.5 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in the other income (expense), net line item in the Consolidated Statements of Income, and was $3.9 million in 2017, $3.4 million in 2016 and $1.9 million in 2015. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.

VF Corporation 2017 Form 10-K F-18

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE E — INVENTORIES

(In thousands)	2017	2016
Finished products	$1,490,738	$1,233,018
Work-in-process	109,911	97,256
Raw materials	104,522	94,297
Total inventories	$1,705,171	$1,424,571
NOTE F — PROPERTY, PLANT AND EQUIPMENT

(In thousands)	2017	2016
Land and improvements	$103,232	$85,704
Buildings and improvements	1,052,859	931,190
Machinery and equipment	1,301,633	1,216,762
Property, plant and equipment, at cost	2,457,724	2,233,656
Less accumulated depreciation and amortization	1,455,024	1,337,696
Property, plant and equipment, net	$1,002,700	$895,960

VF Corporation 2017 Form 10-K F-19

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE G — INTANGIBLE ASSETS

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2017
Amortizable intangible assets:
Customer relationships	18 years	Accelerated	$338,209	$133,994	$204,215
License agreements	20 years	Accelerated	19,996	13,660	6,336
Trademarks	16 years	Straight-line	58,932	7,333	51,599
Other	9 years	Straight-line	9,001	3,648	5,353
Amortizable intangible assets, net					267,503
Indefinite-lived intangible assets:
Trademarks and trade names					1,822,278
Intangible assets, net					$2,089,781

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2016
Amortizable intangible assets:
Customer relationships	20 years	Accelerated	$233,092	$107,679	$125,413
License agreements	20 years	Accelerated	19,150	12,402	6,748
Trademark	16 years	Straight-line	58,132	3,633	54,499
Other	10 years	Straight-line	6,036	2,739	3,297
Amortizable intangible assets, net					189,957
Indefinite-lived intangible assets:
Trademarks and trade names					1,343,971
Intangible assets, net					$1,533,928

Intangible assets increased during 2017 due to the Williamson-Dickie acquisition (Note B) and the impact of foreign currency fluctuations.
VF did not record any impairment charges in 2017 or 2015. In 2016, VF recorded an impairment charge of $40.3 million to write off the remaining trademark asset balance for the lucy® brand, which was part of the Outdoor & Action Sports Coalition. Refer to Note U for additional information on the fair value measurements.

Amortization expense (excluding impairment charges) for 2017, 2016 and 2015 was $20.0 million, $18.8 million and $16.3 million, respectively. Estimated amortization expense for calendar years 2018 through 2022 is $27.9 million, $26.7 million, $25.6 million, $24.3 million and $22.4 million, respectively.

VF Corporation 2017 Form 10-K F-20

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE H — GOODWILL
Changes in goodwill are summarized by business segment as follows:

(In thousands)	Outdoor & Action Sports	Jeanswear	Imagewear	Total
Balance, December 2015	$1,363,133	$212,871	$30,111	$1,606,115
Impairment charge	(39,344)	—	—	(39,344)
Currency translation	(9,998)	(2,106)	—	(12,104)
Balance, December 2016	1,313,791	210,765	30,111	1,554,667
2017 acquisition	—	—	92,837	92,837
Currency translation	36,757	8,523	(140)	45,140
Balance, December 2017	$1,350,548	$219,288	$122,808	$1,692,644

VF did not record any impairment charges in 2017 or 2015 based on the results of its annual goodwill impairment testing. In 2016, VF recorded an impairment charge of $39.3 million to write off the remaining goodwill balance related to its lucy® brand reporting unit, which was part of the Outdoor & Action Sports coalition. Refer to

Note U for additional information on fair value measurements.
Accumulated impairment charges for the Outdoor & Action Sports coalition were $82.7 million as of December 2017 and December 2016.
NOTE I — OTHER ASSETS

(In thousands)	2017	2016
Deferred charge (Note Q)	$—	$276,473
Computer software, net of accumulated amortization of $171,147 in 2017 and $128,415 in 2016	232,237	194,685
Investments held for deferred compensation plans (Note N)	201,744	192,477
Deferred income taxes (Note Q)	103,601	42,171
Pension assets (Note N)	82,296	41,281
Deposits	44,847	33,761
Partnership stores and shop-in-shop costs, net of accumulated amortization of $118,643 in 2017 and $91,764 in 2016	34,149	33,773
Derivative financial instruments (Note V)	2,199	18,821
Other investments	12,697	10,860
Deferred line of credit issuance costs	1,078	1,545
Other	66,405	76,465
Other assets	$781,253	$922,312

VF Corporation 2017 Form 10-K F-21

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE J — SHORT-TERM BORROWINGS

(In thousands)	2017	2016
Commercial paper borrowings	$705,000	$—
International borrowing arrangements	24,384	26,029
Short-term borrowings	$729,384	$26,029

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
The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated indebtedness to consolidated capitalization ratio, as defined therein, equal to or below 60%. If VF fails in the performance of any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. At the end of 2017, VF was in compliance with all covenants.
VF’s commercial paper program allows for borrowings of up to $2.25 billion to the extent it has borrowing capacity under the Global Credit Facility. Outstanding commercial paper borrowings totaled $705.0 million at December 2017. As of December 2016, there were no outstanding commercial paper borrowings. The Global Credit Facility also had $15.3 million of outstanding standby letters of credit issued on behalf of VF as of December 2017, leaving $1.53 billion available for borrowing against this facility.
VF has $267.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $24.4 million and $26.0 million at December 2017 and 2016, respectively. Borrowings under these arrangements had a weighted average interest rate of 9.9% and 7.2% at December 2017 and 2016, respectively, excluding accepted letters of credit which are non-interest bearing to VF.
NOTE K — ACCRUED LIABILITIES

(In thousands)	2017	2016
Compensation	$249,579	$152,017
Other taxes	155,839	127,005
Income taxes	134,837	69,983
Restructuring	32,438	50,677
Customer discounts and allowances	45,483	44,845
Advertising	48,418	40,011
Freight, duties and postage	43,487	43,008
Deferred compensation (Note N)	38,885	34,498
Interest	16,317	19,899
Derivative financial instruments (Note V)	87,205	18,574
Insurance	17,799	17,520
Product warranty claims (Note M)	12,833	12,993
Pension liabilities (Note N)	27,277	10,669
Other	232,933	170,333
Accrued liabilities	$1,143,330	$812,032

VF Corporation 2017 Form 10-K F-22

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE L — LONG-TERM DEBT

(In thousands)	2017	2016
5.95% notes, due 2017	$—	$249,823
3.50% notes, due 2021	497,705	497,128
0.625% notes, due 2023	1,015,500	889,760
6.00% notes, due 2033	292,568	292,251
6.45% notes, due 2037	346,300	346,112
Capital leases	41,881	17,795
Total long-term debt	2,193,954	2,292,869
Less current portion	6,165	253,689
Long-term debt, due beyond one year	$2,187,789	$2,039,180

Interest payments are due annually on the 2023 notes and semiannually on all other notes.
All notes, along with any amounts outstanding under the Global Credit Facility (Note J), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. At the end of 2017, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2021, 2023 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest.
VF may redeem its notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 20 basis points for the 2021 notes, 15 basis points for the 2023 and 2033 notes and 25 basis points for the 2037 notes, plus accrued interest to the redemption date. In addition, the 2021 and 2023 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity.
The 2021 notes have a principal balance of $500.0 million and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 4.69%, including amortization of a deferred loss on an interest rate hedging contract (Note V), original issue discount and debt issuance costs.
The 2023 notes have a principal balance of €850.0 million and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 0.712% which includes amortization of original issue discount and debt issuance costs. The Company has designated these notes as a net investment hedge of VF's investment in certain foreign operations. Refer to Note V for additional information.
The 2033 notes have a principal balance of $300.0 million and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 6.19%, including amortization of a deferred gain on an interest rate hedging contract (Note V), original issue discount and debt issuance costs.
The 2037 notes have a principal balance of $350.0 million and are recorded net of unamortized debt issuance costs.
The $250.0 million of 5.95% fixed-rate notes were repaid at their maturity during 2017.
Capital leases, including additions from the Williamson-Dickie acquisition, relate primarily to buildings and improvements (Note F), expire at dates through 2036 and have an effective interest rate of 3.49%. Assets under capital leases are included in property, plant and equipment at a cost of $66.2 million, less accumulated amortization of $33.8 million at the end of 2017, and a cost of $42.7 million, less accumulated amortization of $30.3 million at the end of 2016.

VF Corporation 2017 Form 10-K F-23

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of 2017 for the next five calendar years and thereafter are summarized as follows:

(In thousands)	Notes and Other	Capital Leases	Total
2018	$—	$7,510	$7,510
2019	—	6,650	6,650
2020	—	6,035	6,035
2021	500,000	3,408	503,408
2022	—	1,571	1,571
Thereafter	1,671,870	25,610	1,697,480
	2,171,870	50,784	2,222,654
Less unamortized debt discount	7,237	—	7,237
Less unamortized debt issuance costs	12,560	—	12,560
Less amounts representing interest	—	8,903	8,903
Total long-term debt	2,152,073	41,881	2,193,954
Less current portion	—	6,165	6,165
Long-term debt, due beyond one year	$2,152,073	$35,716	$2,187,789
NOTE M — OTHER LIABILITIES

(In thousands)	2017	2016
Deferred income taxes (Note Q)	$58,374	$147,281
Deferred compensation (Note N)	201,116	196,942
Income taxes	628,713	181,629
Pension liabilities (Note N)	189,191	165,642
Deferred rent credits	85,844	77,732
Product warranty claims	49,733	49,879
Derivative financial instruments (Note V)	12,833	7,000
Other	79,809	59,720
Other liabilities	$1,305,613	$885,825

VF accrues warranty costs at the time revenue is recognized. Product warranty costs are estimated based on historical experience and specific identification of the product requirements, which may fluctuate based on product mix. Activity relating to accrued product warranty claims is summarized as follows:

(In thousands)	2017	2016	2015
Balance, beginning of year	$62,872	$63,114	$62,288
Accrual for products sold during the year	10,584	12,022	16,673
Repair or replacement costs incurred	(12,654)	(11,956)	(14,136)
Currency translation	1,764	(308)	(1,711)
Balance, end of year	62,566	62,872	63,114
Less current portion (Note K)	12,833	12,993	13,550
Long-term portion	$49,733	$49,879	$49,564

VF Corporation 2017 Form 10-K F-24

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE N — RETIREMENT AND SAVINGS BENEFIT PLANS

VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.
Defined Benefit Pension Plans

Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time U.S. employees employed before 2005 (the “U.S. qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations (the “U.S. nonqualified plan”). The U.S. qualified plan is fully funded at the end of 2017, and VF’s net underfunded status primarily relates to obligations under the unfunded U.S. nonqualified plan. The U.S. qualified and nonqualified plans comprise 91% of VF’s total defined benefit plan assets and 90% of VF’s total projected benefit obligations at December 2017, and the remainder relates to non-U.S. defined benefit plans. A December 31 measurement date is used to value plan assets and obligations for all pension plans.
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
The components of pension cost for VF’s defined benefit plans were as follows:

(In thousands)	2017	2016	2015
Service cost — benefits earned during the year	$24,890	$25,839	$29,223
Interest cost on projected benefit obligations	58,989	68,020	77,620
Expected return on plan assets	(94,807)	(99,540)	(111,095)
Settlement charges	—	50,922	4,062
Curtailments	1,671	—	—
Amortization of deferred amounts:
Net deferred actuarial losses	41,440	65,212	61,966
Deferred prior service costs	2,646	2,584	3,038
Total pension expense	$34,829	$113,037	$64,814
Weighted average actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	4.08%	4.54%	3.93%
Discount rate in effect for determining interest cost	3.26%	3.56%	3.93%
Expected long-term return on plan assets	5.72%	5.81%	6.05%
Rate of compensation increase	3.78%	3.90%	3.91%

In 2017, the Company recorded curtailment charges of $1.7 million which comprised (i) $1.1 million within the U.S. qualified plan related to the sale of the Licensing Business (recorded in the income (loss) from discontinued operations, net of tax line item) and (ii) $0.6 million within the U.S. nonqualified plan related to restructuring initiatives.

VF Corporation 2017 Form 10-K F-25

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each year, and the funded status at the end of each year:

(In thousands)	2017	2016
Fair value of plan assets, beginning of year	$1,673,297	$1,755,374
Actual return on plan assets	204,017	191,219
VF contributions	9,807	24,031
Participant contributions	4,011	3,644
Benefits paid	(93,900)	(286,271)
Currency translation	12,417	(14,700)
Fair value of plan assets, end of year	1,809,649	1,673,297
Projected benefit obligations, beginning of year	1,808,327	1,912,015
Service cost	24,890	25,839
Interest cost	58,989	68,020
Participant contributions	4,011	3,644
Actuarial loss	131,040	100,242
Benefits paid	(93,900)	(286,271)
Curtailments	(5,664)	—
Currency translation	16,128	(15,162)
Projected benefit obligations, end of year	1,943,821	1,808,327
Funded status, end of year	$(134,172)	$(135,030)
Pension benefits are reported in the Consolidated Balance Sheets as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

(In thousands)	2017	2016
Amounts included in Consolidated Balance Sheets:
Other assets (Note I)	$82,296	$41,281
Accrued liabilities (Note K)	(27,277)	(10,669)
Other liabilities (Note M)	(189,191)	(165,642)
Funded status	$(134,172)	$(135,030)
Accumulated other comprehensive loss, pretax:
Net deferred actuarial losses	$454,463	$476,071
Deferred prior service costs	10,533	14,883
Total accumulated other comprehensive loss, pretax	$464,996	$490,954
Accumulated benefit obligations	$1,837,776	$1,717,786
Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	3.46%	3.87%
Rate of compensation increase	3.73%	3.78%

Accumulated benefit obligations at any measurement date are the present value of vested and unvested pension benefits earned, without considering projected future compensation increases. Projected benefit obligations are the present value of vested and unvested pension benefits earned, considering projected future compensation increases.
At the end of 2015, the Company changed to the spot rate approach to measure service and interest costs for our defined benefit plans. Previously, the same single equivalent discount rate determined for measuring the projected benefit obligation was also used to determine service cost and interest cost. Under the spot rate approach, the full yield curve is applied separately to cash flows for each projected benefit obligation, service cost, and interest cost for a more precise calculation. The Company has applied the spot rate approach in calculating 2016 and 2017 pension expense.
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

VF Corporation 2017 Form 10-K F-26

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

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
Deferred actuarial gains and losses are changes in the amount of either the benefit obligation or the value of plan assets resulting from differences between expected amounts for a year using actuarial assumptions and the actual results for that year. These amounts are deferred as a component of accumulated OCI and amortized to pension expense in future years. For the U.S. qualified plan, amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets and (ii) 20% of projected benefit obligations are amortized over the expected average remaining years of service of active participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. For the U.S. nonqualified plan, amounts in excess of 10% of the pension benefit obligations are amortized on a straight-line basis over the expected average remaining years of service of active participants.
Deferred prior service costs related to plan amendments are also recorded in accumulated OCI and amortized to pension expense on a straight-line basis over the average remaining years of service for active employees. The estimated amounts of accumulated OCI to be amortized to pension expense in calendar year 2018 are $34.1 million of deferred actuarial losses and $2.6 million of deferred prior service costs.

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
Plan assets are primarily composed of common collective trust funds that invest in liquid securities diversified across equity, fixed-income, real estate and other asset classes. Fund assets are allocated among independent investment managers who have full discretion to manage their portion of the fund’s assets, subject to strategy and risk guidelines established with each manager. The overall strategy, the resulting allocations of plan assets and the performance of funds and individual investment managers are continually monitored. Derivative financial instruments may be used by investment managers for hedging purposes to gain exposure to alternative asset classes through the futures markets. There are no direct investments in VF debt or equity securities and no significant concentrations of security risk.
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

VF Corporation 2017 Form 10-K F-27

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

The fair value of investments held by VF’s defined benefit plans at December 2017 and 2016, by asset class, is summarized below. Refer to Note U for a description of the three levels of the fair value measurement hierarchy.

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
December 2017
Plan assets
Cash equivalents	$8,191	$8,191	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	8	—	8	—
Insurance contracts	69,448	—	69,448	—
Commodities	(372)	(372)	—	—
Total plan assets in the fair value hierarchy	77,275	$7,819	$69,456	$—
Plan assets measured at net asset value
Cash equivalents	36,313
Equity securities:
Domestic	152,154
International	173,608
Fixed income securities:
Corporate and international bonds	1,215,558
Alternative investments	154,741
Total plan assets measured at net asset value	1,732,374
Total plan assets	$1,809,649

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
December 2016
Plan assets
Cash equivalents	$2,896	$2,896	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	10	—	10	—
Insurance contracts	63,013	—	63,013	—
Commodities	506	506	—	—
Total plan assets in the fair value hierarchy	66,425	$3,402	$63,023	$—
Plan assets measured at net asset value
Cash equivalents	27,486
Equity securities:
Domestic	134,254
International	142,772
Fixed income securities:
Corporate and international bonds	1,140,894
Alternative investments	161,466
Total plan assets measured at net asset value	1,606,872
Total plan assets	$1,673,297

VF Corporation 2017 Form 10-K F-28

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

Cash equivalents include cash held by individual investment managers of other asset classes for liquidity purposes (Level 1), and an institutional fund that invests primarily in short-term U.S. government securities measured at their daily net asset value. The fair values of insurance contracts are provided by the insurance companies and are primarily based on accumulated contributions plus returns guaranteed by the insurers (Level 2). Commodities consist of derivative commodity futures contracts (Level 1).
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
VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as determined by management. VF made a discretionary contribution of $250.0 million to the U.S. qualified plan during 2015. VF does not currently plan to make any contributions to the U.S. qualified plan during calendar year 2018, and intends to make approximately $35.1 million of contributions to its other defined benefit plans during calendar year 2018. The estimated future benefit payments for all of VF’s defined benefit plans, on a calendar year basis, are approximately $105.7 million in 2018, $97.7 million in 2019, $95.5 million in 2020, $99.4 million in 2021, $104.1 million in 2022 and $546.8 million for the years 2023 through 2027.
Other Retirement and Savings Plans
VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds, a separately managed fixed-income fund and VF Common Stock. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Expense under this plan was $1.3 million in 2017, $1.7 million in 2016 and $2.2 million in 2015. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation and invest in hypothetical shares of VF Common Stock. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At December 2017, VF’s liability to participants under all deferred compensation plans was $240.0 million, of which $38.9 million was recorded in accrued liabilities (Note K) and $201.1 million was recorded in other liabilities (Note M).
VF has purchased (i) publicly traded mutual funds, a separately managed fixed-income fund and VF Common Stock in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon (other than VF Common Stock) are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At December 2017, the fair value of investments held for all deferred compensation plans was $234.3 million, of which $32.6 million was recorded in other current assets and $201.7 million was recorded in other assets (Note I). The VF Common Stock purchased to match participant-directed hypothetical investments is treated as treasury stock for financial reporting purposes (Note O), which is the primary reason for the difference in carrying value of the deferred compensation assets and liabilities. Realized and unrealized gains and losses on these deferred compensation assets (other than VF Common Stock) are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.
VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $41.2 million in 2017, $39.7 million in 2016 and $40.0 million in 2015.

VF Corporation 2017 Form 10-K F-29

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE O — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During 2017, the Company purchased 22.2 million shares of Common Stock in open market transactions for $1.2 billion under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During 2017, 2016 and 2015, VF restored 22.3 million, 16.1 million and 10.1 million treasury shares, respectively, to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of 2017, 2016 or 2015. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
VF Common Stock is also held by the Company’s deferred compensation plans (Note N) and is treated as treasury shares for financial reporting purposes. During 2017, the Company purchased 6,540 shares of Common Stock in open market transactions for $0.4 million.
Balances related to shares held for deferred compensation plans are as follows:

(In thousands, except share amounts)	2017	2016	2015
Shares held for deferred compensation plans	317,515	439,667	562,649
Cost of shares held for deferred compensation plans	$3,901	$5,464	$6,823
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
The deferred components of OCI are reported, net of related income taxes, in accumulated OCI in stockholders’ equity, as follows:

(In thousands)	2017	2016
Foreign currency translation and other	$(546,201)	$(794,579)
Defined benefit pension plans	(291,949)	(302,697)
Derivative financial instruments	(87,990)	55,813
Accumulated other comprehensive income (loss)	$(926,140)	$(1,041,463)

VF Corporation 2017 Form 10-K F-30

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

The changes in accumulated OCI, net of related taxes, are as follows:

(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Marketable Securities	Total
Balance, December 2014	$(356,941)	$(377,134)	$31,389	$414	$(702,272)
Other comprehensive income (loss) before reclassifications	(361,228)	(37,238)	55,325	300	(342,841)
Amounts reclassified from accumulated other comprehensive income (loss)	—	42,177	(39,572)	(714)	1,891
Net other comprehensive income (loss)	(361,228)	4,939	15,753	(414)	(340,950)
Balance, December 2015	(718,169)	(372,195)	47,142	—	(1,043,222)
Other comprehensive income (loss) before reclassifications	(76,410)	(4,357)	81,036	—	269
Amounts reclassified from accumulated other comprehensive income (loss)	—	73,855	(72,365)	—	1,490
Net other comprehensive income (loss)	(76,410)	69,498	8,671	—	1,759
Balance, December 2016	(794,579)	(302,697)	55,813	—	(1,041,463)
Other comprehensive income (loss) before reclassifications	248,378	(17,970)	(123,080)	—	107,328
Amounts reclassified from accumulated other comprehensive income (loss)	—	28,718	(20,723)	—	7,995
Net other comprehensive income (loss)	248,378	10,748	(143,803)	—	115,323
Balance, December 2017	$(546,201)	$(291,949)	$(87,990)	$—	$(926,140)

VF Corporation 2017 Form 10-K F-31

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

Reclassifications out of accumulated OCI are as follows:

(In thousands) Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income	2017	2016	2015
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(41,440)	$(65,212)	$(61,966)
Deferred prior service costs	(a)	(2,646)	(2,584)	(3,038)
Pension settlement charges	Selling, general and administrative expenses	—	(50,922)	(4,062)
Pension curtailment loss	Income (loss) from discontinued operations, net of tax	(1,105)	—	—

Pension curtailment loss	Selling, general and administrative expenses	(566)	—	—
	Total before tax	(45,757)	(118,718)	(69,066)
	Tax benefit	17,039	44,863	26,889
	Net of tax	(28,718)	(73,855)	(42,177)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	33,641	28,798	(68,543)
Foreign exchange contracts	Cost of goods sold	610	84,613	132,432
Foreign exchange contracts	Selling, general and administrative expenses	(3,610)	(4,314)	(1,885)

Foreign exchange contracts	Other income (expense), net	(1,851)	2,864	7,267
Interest rate contracts	Interest expense	(4,723)	(4,504)	(4,295)
	Total before tax	24,067	107,457	64,976
	Tax expense	(3,344)	(35,092)	(25,404)
	Net of tax	20,723	72,365	39,572
Gains (losses) on sale of marketable securities:	Other income (expense), net	—	—	1,177
	Tax expense	—	—	(463)
	Net of tax	—	—	714
Total reclassifications for the year	Net of tax	$(7,995)	$(1,490)	$(1,891)

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (refer to Note N for additional details).

VF Corporation 2017 Form 10-K F-32

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE P — STOCK-BASED COMPENSATION

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

These awards are accounted for as liabilities in the Consolidated Balance Sheets and remeasured to fair value each reporting period until the awards are settled. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. Awards that do not vest are forfeited.
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
Total stock-based compensation cost and the associated income tax benefits recognized in the Consolidated Statements of Income, and stock-based compensation costs included in inventory in the Consolidated Balance Sheets, are as follows:

(In thousands)	2017	2016	2015
Stock-based compensation cost	$81,641	$67,762	$73,420
Income tax benefits	26,697	22,870	28,090
Stock-based compensation costs included in inventory	1,938	1,332	1,345

At the end of 2017, there was $62.1 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of 1 year.
At the end of 2017, there were 32,735,057 shares available for future grants of stock options and stock awards under the 1996 Stock

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
The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	2017	2016	2015
Expected volatility	23% to 30%	21% to 29%	19% to 29%
Weighted average expected volatility	24%	24%	22%
Expected term (in years)	6.3 to 7.7	6.3 to 7.6	5.9 to 7.5
Weighted average dividend yield	2.8%	2.2%	2.0%
Risk-free interest rate	0.7% to 2.4%	0.4% to 1.7%	0.1% to 2.3%
Weighted average fair value at date of grant	$9.90	$12.08	$13.72

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

VF Corporation 2017 Form 10-K F-33

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

Stock option activity for 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Outstanding, December 2016	14,780,183	$47.38
Granted	3,508,940	53.68
Exercised	(3,342,247)	31.35
Forfeited/cancelled	(696,792)	60.90
Outstanding, December 2017	14,250,084	52.03	6.7	$315,861
Exercisable, December 2017	8,705,990	47.84	5.4	$229,595

The total fair value of stock options that vested during 2017, 2016 and 2015 was $28.0 million, $26.7 million and $25.9 million, respectively. The total intrinsic value of stock options exercised during 2017, 2016 and 2015 was $106.7 million, $86.6 million and $132.8 million, respectively.

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
The actual number of shares earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Index. The grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $2.67, $4.48 and $3.78 per share for the 2017, 2016 and 2015 RSU grants, respectively.
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
RSU activity for 2017 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value

Outstanding, December 2016	1,494,625	$63.68	298,913	$52.76
Granted	615,937	53.69	209,056	57.49
Issued as Common Stock	(524,488)	56.86	(155,013)	41.15
Forfeited/cancelled	(81,523)	59.04	(17,863)	59.50
Outstanding, December 2017	1,504,551	62.22	335,093	60.72
Vested, December 2017	853,740	66.14	17,964	53.47

The weighted average fair value of performance-based RSUs granted during 2017, 2016 and 2015 was $53.69, $61.31 and $75.33 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total fair market value of awards outstanding at the end of 2017 was $111.3 million. Awards earned and vested for the three-year performance period ended in 2017 and distributable in early 2018 totaled 450,175 shares of VF Common Stock having a value of $36.4 million, as approved by the Compensation Committee of the Board of Directors. Similarly, 480,855 shares of VF Common Stock having a value of $24.3 million were earned for the performance period ended in 2016, and 1,067,426 shares of VF Common Stock having a value of $61.9 million were earned for the performance period ended in 2015.

VF Corporation 2017 Form 10-K F-34

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

The weighted average fair value of nonperformance-based RSUs granted during 2017, 2016 and 2015 was $57.49, $61.83 and $71.17 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of 2017 was $24.8 million.

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
Restricted stock activity for 2017 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value

Nonvested shares, December 2016	622,692	$53.45
Granted	423,076	56.52
Dividend equivalents	17,848	61.56
Vested	(262,201)	47.13
Forfeited	(116,452)	59.13
Nonvested shares, December 2017	684,963	57.01

Nonvested shares of restricted stock had a market value of $50.7 million at the end of 2017. The market value of the shares that vested during 2017, 2016 and 2015 was $19.4 million, $3.9 million and $14.1 million, respectively.
NOTE Q — INCOME TAXES
The provision for income taxes was computed based on the following amounts of income from continuing operations before income taxes:

(In thousands)	2017	2016	2015
Domestic	$364,846	$301,760	$741,246
Foreign	1,051,649	982,956	823,011
Income before income taxes	$1,416,495	$1,284,716	$1,564,257
The provision for income taxes consisted of:

(In thousands)	2017	2016	2015
Current:
Federal	$618,611	$115,570	$194,776
Foreign	135,007	123,960	111,976
State	21,506	37,957	33,361
	775,124	277,487	340,113
Deferred:
Federal and state	(76,039)	(63,610)	401
Foreign	(3,799)	(8,015)	6,687
Income taxes	$695,286	$205,862	$347,201

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. Generally, accounting for the impacts of newly enacted tax legislation is required to be completed in the period of enactment, however in response to the complexities and ambiguity surrounding the Tax Act, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC has

VF Corporation 2017 Form 10-K F-35

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

provided a one-year measurement period for companies to analyze and finalize accounting for the Tax Act. During the one-year measurement period, SAB 118 allows companies to recognize provisional amounts when reasonable estimates can be made for the impacts resulting from the Tax Act. VF will finalize accounting for the Tax Act during the one-year measurement period, and any adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate period, and disclosed if material, in accordance with guidance provided by SAB 118.
While our accounting for the Tax Act is not complete, we have recognized a provisional charge (based on information available as of February 9, 2018) of approximately $465.5 million, primarily comprised of approximately $512.4 million related to the transition tax and approximately $89.5 million tax benefit related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional charges of $42.6 million were primarily related to U.S. federal and state tax on foreign income and dividends and establishing a deferred tax liability for foreign withholding taxes as the Company is not asserting indefinite reinvestment on its foreign earnings.
The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. At December 30, 2017, a noncurrent income tax payable of approximately $430.4 million attributable to the transition tax is reflected in "other liabilities" of the Consolidated Balance Sheet.

The Tax Act has significant complexity and our final tax liability may materially differ from provisional estimates due to additional guidance and regulations that may be issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and state and local tax authorities, and for VF’s finalization of the relevant calculations required by the new tax legislation.
VF continues to analyze the provisions of the Tax Act which are effective after December 30, 2017, including but not limited to, the creation of a new minimum tax called the base erosion anti-abuse tax (“BEAT”); a new provision that taxes U.S. allocated expenses (e.g. interest and general administrative expenses) as well as certain global intangible low-tax income (“GILTI”) from foreign operations; a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; a new limitation on deductible interest expense; and limitations on the deductibility of certain employee compensation. Under GAAP, companies are allowed to make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided under SAB 118.
The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense reported in the consolidated financial statements are as follows:

(In thousands)	2017	2016	2015
Tax at federal statutory rate	$495,772	$449,650	$547,489
State income taxes, net of federal tax benefit	23,684	24,426	20,383
Foreign rate differences	(217,131)	(262,392)	(193,514)
Tax reform	465,501	—	—
Capital losses	(67,032)	—	—
Valuation allowances (federal)	37,296	—	—
Stock compensation (federal)	(22,826)	(25,135)	—
Other	(19,978)	19,313	(27,157)
Income taxes	$695,286	$205,862	$347,201

Income tax expense includes tax benefits of $10.1 million, $19.4 million and $40.5 million in 2017, 2016 and 2015, respectively, from favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.
On January 4, 2016, VF sold certain intellectual property rights among various subsidiaries, which more closely aligns the intellectual property rights for certain foreign operations with the respective business activities of those operations, consistent with how the intellectual property is used and developed within the business. The sale of these intellectual property rights was classified as an intra-entity transaction under GAAP, and as such, the corresponding gain was eliminated from the 2016 consolidated financial statements, and the tax impact of the gain was established at the transaction date as a deferred charge of $291.1 million within the other assets line item on the 2016 Consolidated Balance Sheet. In October 2016, the FASB issued an update to their accounting guidance on the recognition of current and deferred income taxes for intra-entity asset transfers. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company early adopted this guidance in the first quarter of 2017 using the modified retrospective method, which requires a cumulative adjustment to retained earnings as of the beginning of the period of adoption. The cumulative adjustment to the January 1, 2017 Consolidated Balance Sheet was a reduction in both the other assets and retained earnings line items of $237.8 million.
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
On March 22, 2016, the Belgium government filed an appeal seeking annulment of the EU decision. Additionally, on June 21,

VF Corporation 2017 Form 10-K F-36

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

2016, VF Europe BVBA filed its own application for annulment of the EU decision. Both of the listed requests for annulment remain open and unresolved.
On December 22, 2016, Belgium adopted a law which entitled the Belgium tax authorities to issue tax assessments, and demand timely payments from companies which benefited from the excess profits regime. On January 10, 2017, VF Europe BVBA received an assessment for €31.9 million tax and interest related to excess profits benefits received in prior years. VF Europe BVBA remitted €31.9 million ($33.9 million) on January 13, 2017, which was recorded as an income tax receivable in 2017 based on the expected success of the aforementioned requests for annulment. An additional assessment of €3.1 million ($3.8 million) was received and paid in January 2018. If this matter is adversely resolved, these amounts will not be collected by VF.
In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction for the years 2010 through 2019. This lower rate, when compared with the country’s statutory rate, resulted in income tax reductions of $17.8 million ($0.04 per diluted share) in 2017, $12.0 million ($0.03 per diluted share) in 2016 and $3.2 million ($0.01 per diluted share) in 2015.
Deferred income tax assets and liabilities consisted of the following:

(In thousands)	2017	2016
Deferred income tax assets:
Inventories	$21,146	$31,260
Deferred compensation	55,326	87,765
Other employee benefits	45,464	77,360
Stock compensation	45,960	68,722
Other accrued expenses	158,596	157,907
Capital loss carryforwards	34,705	—
Operating loss carryforwards	251,236	152,587
Gross deferred income tax assets	612,433	575,601
Valuation allowances	(225,141)	(114,990)
Net deferred income tax assets	387,292	460,611
Deferred income tax liabilities:
Depreciation	25,574	35,461
Intangible assets	237,667	471,493
Other deferred tax liabilities	78,824	58,767
Deferred income tax liabilities	342,065	565,721
Net deferred income tax assets (liabilities)	$45,227	$(105,110)
Amounts included in the Consolidated Balance Sheets:
Other assets (Note I)	$103,601	$42,171
Other liabilities (Note M)	(58,374)	(147,281)
	$45,227	$(105,110)

VF has potential tax benefits totaling $216.3 million for foreign operating loss carryforwards, of which $190.4 million have an unlimited carryforward life. In addition, there are $0.8 million of potential tax benefits for federal operating loss carryforwards that expire in 2020, $34.7 million of potential tax benefits for capital loss carryforwards that expire in 2022 and $34.2 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2018 and 2037.
A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $163.5 million for available foreign operating loss carryforwards, $27.1 million for available capital loss carryforwards, $22.3 million for available state operating loss and credit carryforwards, and $12.2 million for other foreign deferred income tax assets. During 2017, VF had a net increase in valuation allowances of $27.1 million related to capital loss carryforwards, $5.4 million related to state operating loss and credit carryforwards and an increase of $77.6 million related to foreign operating loss carryforwards and other foreign deferred tax assets, inclusive of foreign currency effects.

VF Corporation 2017 Form 10-K F-37

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, December 2014	$113,604	$17,219	$130,823
Additions for current year tax positions	13,470	—	13,470
Additions for prior year tax positions	4,396	3,188	7,584
Reductions for prior year tax positions	(32,432)	(6,350)	(38,782)
Reductions due to statute expirations	(11,780)	(2,528)	(14,308)
Payments in settlement	(11,437)	(2,065)	(13,502)
Currency translation	(144)	(95)	(239)
Balance, December 2015	75,677	9,369	85,046
Additions for current year tax positions	121,025	—	121,025
Additions for prior year tax positions	6,164	2,880	9,044
Reductions for prior year tax positions	(4,798)	(1,362)	(6,160)
Reductions due to statute expirations	(14,985)	(1,335)	(16,320)
Payments in settlement	(6,108)	(829)	(6,937)
Currency translation	(9)	(14)	(23)
Balance, December 2016	176,966	8,709	185,675
Additions for current year tax positions	28,049	—	28,049
Additions for prior year tax positions	22,968	6,808	29,776
Reductions for prior year tax positions	(22,163)	(279)	(22,442)
Reductions due to statute expirations	(9,028)	(915)	(9,943)
Payments in settlement	(855)	(248)	(1,103)
Currency translation	55	11	66
Balance, December 2017	$195,992	$14,086	$210,078

(In thousands)	2017	2016
Amounts included in the Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest and penalties	$210,078	$185,675
Less deferred tax benefits	31,197	35,141
Total unrecognized tax benefits	$178,881	$150,534

The unrecognized tax benefits of $178.9 million at the end of 2017, if recognized, would reduce the annual effective tax rate.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the IRS examinations for tax years through 2013 have been effectively settled. The examination of Timberland’s 2011 tax return is ongoing. The IRS has proposed material adjustments to Timberland’s 2011 tax return that would significantly impact tax expense and assessment of interest charges. The Company has formally disagreed with the proposed adjustments. During 2015, VF filed a petition to the U.S. Tax Court to begin the process of resolving this matter, but it has not yet reached a resolution.

In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $27.0 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $24.8 million of which would reduce income tax expense.

VF Corporation 2017 Form 10-K F-38

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE R — BUSINESS SEGMENT INFORMATION
VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments, as described below:

• Outdoor & Action Sports	High performance outdoor apparel and footwear, backpacks, handbags and technical equipment

• Jeanswear	Denim and casual apparel

• Imagewear	Occupational workwear

• Other	Sales of non-VF products at VF Outlet® stores

The results of Williamson-Dickie have been included in the Imagewear coalition since the October 2, 2017 acquisition date. The results of Kipling North America, which were previously included in the Sportswear coalition, have been included in the Outdoor & Action Sports coalition for all periods presented.
Management at each of the coalitions has direct control over and responsibility for its revenues, operating income and assets, hereinafter termed “coalition revenues,” “coalition profit” and “coalition assets,” respectively. VF management evaluates operating performance and makes investment and other decisions based on coalition revenues and coalition profit. In light of recent activity related to our active portfolio management strategy, along with recently announced organizational realignments, we are evaluating whether changes may need to be made to our internal reporting structure to better support and assess the operations of our business going forward. If changes are made, we will assess the resulting effect on our reportable segments, operating segments and reporting units, if any.
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

VF Corporation 2017 Form 10-K F-39

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

Financial information for VF’s reportable segments is as follows:

(In thousands)	2017	2016	2015
Coalition revenues:
Outdoor & Action Sports	$8,212,456	$7,618,564	$7,492,789
Jeanswear	2,655,361	2,737,701	2,792,244
Imagewear	830,215	551,808	577,462
Other	113,145	118,074	133,898
Total coalition revenues	$11,811,177	$11,026,147	$10,996,393
Coalition profit:
Outdoor & Action Sports	$1,378,294	$1,243,201	$1,288,789
Jeanswear	421,945	491,912	535,385
Imagewear	113,252	104,023	105,946
Other (a)	(3,086)	(4,817)	14,979
Total coalition profit	1,910,405	1,834,319	1,945,099
Impairment of goodwill and intangible assets (b)	—	(79,644)	—
Corporate and other expenses (c) (d)	(408,030)	(384,413)	(299,243)
Interest expense, net (e)	(85,880)	(85,546)	(81,599)
Income from continuing operations before income taxes	$1,416,495	$1,284,716	$1,564,257

(a)	Reflects a $16.6 million gain in 2015 recognized on the sale of a VF Outlet® location.

(b)
Represents goodwill and intangible asset impairment charges in 2016 related to the Outdoor & Action Sports coalition (Notes G, H and U). The impairment charges were excluded from the profit of the Outdoor & Action Sports coalition since they are not part of the ongoing operations of the business.

(c)	Reflects a $50.9 million pension settlement charge in 2016 (Note N).

(d)
Certain corporate overhead and other costs of $16.6 million, $44.3 million and $48.2 million in 2017, 2016 and 2015, respectively, previously allocated to the Sportswear, Imagewear, Outdoor & Action Sports and Contemporary Brands coalitions for segment reporting purposes, have been reallocated to continuing operations as discussed in Note C.

(e)
Interest expense of $2.3 million in 2015, previously allocated to the Contemporary Brands coalition for segment reporting purposes, has been reallocated to continuing operations as discussed in Note C.

(In thousands)	2017	2016
Coalition assets:
Outdoor & Action Sports	$2,560,648	$2,442,882
Jeanswear	1,055,004	943,764
Imagewear	713,082	207,104
Other	60,128	63,351
Total coalition assets	4,388,862	3,657,101
Cash and equivalents	566,075	1,227,862
Intangible assets and goodwill	3,782,425	3,088,595
Deferred income taxes	103,601	42,231
Corporate assets	715,474	986,196
Assets of discontinued operations	402,065	737,302
Consolidated assets	$9,958,502	$9,739,287

VF Corporation 2017 Form 10-K F-40

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

(In thousands)	2017	2016	2015
Capital expenditures: (a)
Outdoor & Action Sports	$104,230	$115,508	$168,679
Jeanswear	30,726	38,802	31,844
Imagewear	7,794	5,034	5,445
Other	1,981	2,390	2,679
Corporate	22,087	9,311	32,318
	$166,818	$171,045	$240,965
Depreciation and amortization expense: (b)
Outdoor & Action Sports	$140,682	$141,799	$131,877
Jeanswear	53,205	47,726	41,823
Imagewear	11,682	3,863	3,559
Other	3,560	3,537	4,510
Corporate	68,016	57,291	51,117
	$277,145	$254,216	$232,886

(a)
Excludes $2.6 million, $4.8 million and $13.5 million of capital expenditures related to discontinued operations in 2017, 2016 and 2015, respectively. These amounts are included in capital expenditures in our Consolidated Statements of Cash Flows as we did not segregate cash flows related to discontinued operations (Note C).

(b)
Excludes $14.0 million, $27.4 million and $39.2 million of depreciation and amortization related to discontinued operations in 2017, 2016 and 2015, respectively. These amounts are included in depreciation and amortization in our Consolidated Statements of Cash Flows as we did not segregate cash flows related to discontinued operations (Note C).

Supplemental information (with revenues by geographic area based on the location of the customer) is as follows:

(In thousands)	2017	2016	2015
Total revenues:
U.S.	$6,785,196	$6,526,223	$6,654,226
Foreign, primarily Europe	5,025,981	4,499,924	4,342,167
	$11,811,177	$11,026,147	$10,996,393
Property, plant and equipment:
U.S.	$595,499	$547,036
Foreign, primarily Europe	407,201	348,924
	$1,002,700	$895,960
No single customer accounted for 10% or more of the Company’s total revenues in 2017, 2016 and 2015.

VF Corporation 2017 Form 10-K F-41

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE S — COMMITMENTS
VF is obligated under noncancelable operating leases related primarily to retail stores, office space, distribution facilities and equipment. Rent expense, net of sublease income that was not significant in any period, was included in the Consolidated Statements of Income as follows:

(In thousands)	2017	2016	2015
Minimum rent expense	$355,217	$337,879	$297,724
Contingent rent expense	24,410	18,062	23,002
Rent expense	$379,627	$355,941	$320,726

Future minimum lease payments during the noncancelable lease term are $346.4 million, $272.1 million, $206.8 million, $137.9 million and $85.5 million for calendar years 2018 through 2022, respectively, and $106.6 million thereafter.
VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in cost of goods sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $15.5 million, $7.2 million, $4.8 million, $3.5 million and $0.2 million for calendar years 2018 through 2022, respectively, and $0.1 million thereafter.
In the ordinary course of business, VF has entered into purchase commitments for raw materials, contract production and finished products. These agreements typically range from 3 to 6 months in duration and require total payments of $1.8 billion in calendar year 2018.
VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $160.7 million, $48.1 million, $12.0 million, $8.3 million and $3.1 million for calendar years 2018 through 2022, respectively, and $5.6 million thereafter.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $123.9 million as of December 2017. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.
NOTE T — EARNINGS PER SHARE

(In thousands, except per share amounts)	2017	2016	2015
Earnings per share — basic:
Income from continuing operations	$721,209	$1,078,854	$1,217,056
Weighted average common shares outstanding	399,223	416,103	425,408
Earnings per share from continuing operations	$1.81	$2.59	$2.86
Earnings per share — diluted:
Income from continuing operations	$721,209	$1,078,854	$1,217,056
Weighted average common shares outstanding	399,223	416,103	425,408
Incremental shares from stock options and other dilutive securities	4,336	5,978	6,671
Adjusted weighted average common shares outstanding	403,559	422,081	432,079
Earnings per share from continuing operations	$1.79	$2.56	$2.82

Outstanding options to purchase 6.9 million, 5.8 million and 2.4 million shares of Common Stock were excluded from the calculations of diluted earnings per share in 2017, 2016 and 2015, respectively, because the effect of their inclusion would have been antidilutive to those years. In addition, 0.9 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share in each of 2017, 2016 and 2015, because these units were not considered to be contingent outstanding shares.

VF Corporation 2017 Form 10-K F-42

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE U — FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

		Fair Value Measurement Using (a)
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2017
Financial assets:
Cash equivalents:
Money market funds	$265,432	$265,432	$—	$—
Time deposits	13,591	13,591	—	—
Derivative financial instruments	22,970	—	22,970	—
Investment securities	197,837	185,723	12,114	—
Financial liabilities:
Derivative financial instruments	100,038	—	100,038	—
Deferred compensation	235,359	—	235,359	—
December 2016
Financial assets:
Cash equivalents:
Money market funds	$840,842	$840,842	$—	$—
Time deposits	14,774	14,774	—	—
Derivative financial instruments	103,340	—	103,340	—
Investment securities	194,853	177,788	17,065	—
Financial liabilities:
Derivative financial instruments	25,574	—	25,574	—
Deferred compensation	230,900	—	230,900	—

(a)	There were no transfers among the levels within the fair value hierarchy during 2017 or 2016.

VF’s cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. Investment securities are held in VF’s deferred compensation plans as an economic hedge of the related deferred compensation liabilities (Note N). These investments are classified as trading securities and primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed-income fund (Level 2) with underlying investments that are valued based on quoted prices for similar assets in active markets or quoted prices in inactive markets for identical assets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other

VF Corporation 2017 Form 10-K F-43

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2017 and 2016, their carrying values approximated their fair values. Additionally, at December 2017 and 2016, the carrying values of VF’s long-term debt, including the current portion, were $2,194.0 million and $2,292.9 million, respectively, compared with fair values of $2,422.0 million and $2,486.6 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
In conjunction with the acquisition of Williamson-Dickie, the Company measured tangible and intangible assets acquired and liabilities assumed at fair value using valuation techniques including the replacement cost, market and income methods. Refer to Note B for additional details regarding the acquisition and purchase price allocation.
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
The Company recorded $17.2 million and $8.2 million of fixed asset impairments in 2017 and 2016, respectively, related to retail store assets and other fixed assets. These impairments are recorded in the selling, general and administrative expenses line item in the Consolidated Statements of Income. There were no significant impairment charges related to property, plant and equipment in 2015.
Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of 2017. Management performed a qualitative analysis for all reporting units and trademark intangible assets. No impairment charges of goodwill or intangible assets were recorded in 2017 except for a goodwill impairment charge of $104.7 million recorded in the third quarter of 2017 related to the Nautica® brand business, which has since been reported as discontinued operations for 2017.
VF recognized impairment charges of $79.6 million in the 2016 Consolidated Statement of Income related to the lucy® brand, of which $39.3 million related to the remaining goodwill and $40.3 million related to the remaining trademark intangible asset. No other impairment charges were recorded as a result of the 2016 quantitative analyses. No impairment charges were recorded in 2015.

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

VF Corporation 2017 Form 10-K F-44

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE V — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of outstanding derivative contracts were $2.9 billion at December 2017 and $2.2 billion at December 2016, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, New Zealand dollar, Swiss franc, Mexican peso, Chinese renminbi yuan, Swedish krona, Japanese yen, Polish zloty and Korean won. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	2017	2016	2017	2016
Foreign currency exchange contracts designated as hedging instruments	$17,639	$103,340	$(99,606)	$(25,292)
Foreign currency exchange contracts not designated as hedging instruments	5,331	—	(432)	(282)
Total derivatives	$22,970	$103,340	$(100,038)	$(25,574)
VF records and presents the fair values of all derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. However, if VF were to offset and record the asset and liability balances of its foreign exchange forward contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of December 2017 and December 2016 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	2017		2016
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$22,970	$(100,038)	$103,340	$(25,574)
Gross amounts not offset in the Consolidated Balance Sheets	(18,313)	18,313	(22,341)	22,341
Net amounts	$4,657	$(81,725)	$80,999	$(3,233)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	2017	2016
Other current assets	$20,771	$84,519
Accrued liabilities (Note K)	(87,205)	(18,574)
Other assets (Note I)	2,199	18,821
Other liabilities (Note M)	(12,833)	(7,000)

VF Corporation 2017 Form 10-K F-45

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands) Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI

	2017	2016	2015
Foreign currency exchange	$(138,716)	$90,708	$89,993

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income

Location of Gain (Loss)	2017	2016	2015
Net sales	$33,641	$28,798	$(68,543)
Cost of goods sold	610	84,613	132,432
Selling, general and administrative expenses	(3,610)	(4,314)	(1,885)
Other income (expense), net	(1,851)	2,864	7,267
Interest expense	(4,723)	(4,504)	(4,295)
Total	$24,067	$107,457	$64,976

Derivative Contracts Not Designated as Hedges

VF uses derivative contracts to manage foreign currency exchange risk on third-party accounts receivable and payable and intercompany borrowings. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities.

In addition, VF has entered into foreign exchange forward contracts to hedge the purchase price of the Icebreaker Holdings, Ltd. acquisition. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings.
Following is a summary of these derivatives included in VF’s Consolidated Statements of Income:

(In thousands) Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income

		2017	2016	2015
Foreign currency exchange	Cost of goods sold	$(1,929)	$1,674	$(4,179)
Foreign currency exchange	Other income (expense), net	1,028	83	2,806
Total		$(901)	$1,757	$(1,373)

Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during 2017, 2016 and 2015.
At December 2017, accumulated OCI included $63.7 million of pretax net deferred losses for foreign exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pretax net deferred loss in accumulated OCI was $18.0 million at December 2017, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. During 2017, 2016 and 2015, VF reclassified $4.7 million, $4.5 million and $4.3 million, respectively, of net deferred losses from accumulated OCI into interest expense, and expects to reclassify $4.9 million to interest expense during the next 12 months.
Net Investment Hedge

The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During 2017, the Company recognized an

VF Corporation 2017 Form 10-K F-46

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

after-tax loss of $92.9 million in OCI related to the net investment hedge. During 2016, the Company recognized an after-tax gain of $34.4 million in OCI related to the net investment hedge transaction. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedge during 2017 or 2016.
NOTE W — SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	2017	2016	2015
Income taxes paid, net of refunds	$331,194	$434,795	$339,010
Interest paid, net of amounts capitalized	99,939	87,521	83,850
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	26,146	28,103	9,445
Computer software costs included in accounts payable or accrued liabilities	22,880	15,143	4,394
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. Accordingly, the information above includes the results of continuing and discontinued operations.
NOTE X — RESTRUCTURING

The Company typically incurs restructuring costs related to the cost optimization of ongoing business activities and the integration of acquired businesses.
Of the $27.0 million of restructuring charges recognized in 2017, $20.2 million were reflected in selling, general and administrative expenses and $6.8 million in cost of goods sold. Of the $55.1 million of restructuring charges recognized in 2016, $31.8 million were reflected in selling, general and administrative expenses and $23.3 million in cost of goods sold.

The Company did not recognize significant incremental costs relating to the 2016 actions during 2017, and has completed most of the related restructuring activities as of December 2017. Of the $38.2 million total restructuring accrual at December 2017, $27.2 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $11.0 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges in 2017 and 2016 are as follows:

(In thousands)	2017 Charges	2016 Charges
Severance and employee-related benefits	$22,611	$50,395
Asset impairments	—	3,394
Other	4,436	1,310
Total restructuring charges	$27,047	$55,099
Restructuring costs by business segment are as follows:

(In thousands)	2017 Charges	2016 Charges
Outdoor & Action Sports	$12,793	$18,083
Jeanswear	6,993	20,357
Imagewear	3,895	1,308
Other	—	1,277
Corporate	3,366	14,074
Total	$27,047	$55,099

VF Corporation 2017 Form 10-K F-47

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

The activity in the restructuring accrual for December 2017 and 2016 is as follows:

(In thousands)	Severance	Other	Total
Accrual at December 2015	$—	$—	$—
Charges	50,395	1,310	51,705
Cash payments	(667)	(432)	(1,099)
Accrual at December 2016	49,728	878	50,606
Charges	22,611	4,436	27,047
Cash payments	(37,349)	(878)	(38,227)
Adjustments to accruals	(2,783)	—	(2,783)
Currency translation	1,601	—	1,601
Accrual at December 2017	$33,808	$4,436	$38,244
NOTE Y — SUBSEQUENT EVENTS
On February 13, 2018, VF’s Board of Directors declared a quarterly cash dividend of $0.46 per share, payable on March 19, 2018 to shareholders of record on March 9, 2018. The Board of Directors also granted approximately 1,800,000 stock options, 350,000 performance-based RSUs, 400,000 nonperformance-based RSUs and 50,000 shares of restricted VF Common Stock at market value.

VF Corporation 2017 Form 10-K F-48

VF CORPORATION
Notes to Consolidated Financial Statements
December 2017

NOTE Z — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a) (b) (c)	Full Year
2017
Total revenues	$2,500,340	$2,268,620	$3,392,934	$3,649,283	$11,811,177
Operating income	289,653	158,117	573,949	481,371	1,503,090
Income (loss) from continuing operations (c)	213,276	107,092	473,820	(72,979)	721,209
Income (loss) from discontinued operations, net of tax	(4,113)	2,797	(87,680)	(17,290)	(106,286)
Net income (loss)	$209,163	$109,889	$386,140	$(90,269)	$614,923
Earnings (loss) per common share - basic (d)
Continuing operations	$0.52	$0.27	$1.20	$(0.18)	$1.81
Discontinued operations	(0.01)	0.01	(0.22)	(0.04)	(0.27)
Total earnings (loss) per common share - basic	$0.51	$0.28	$0.98	$(0.23)	$1.54
Earnings (loss) per common share - diluted (d)
Continuing operations	$0.51	$0.27	$1.19	$(0.18)	$1.79
Discontinued operations	(0.01)	0.01	(0.22)	(0.04)	(0.26)
Total earnings (loss) per common share - diluted	$0.50	$0.27	$0.97	$(0.23)	$1.52
Dividends per common share	$0.42	$0.42	$0.42	$0.46	$1.72
2016
Total revenues	$2,538,568	$2,231,203	$3,218,833	$3,037,543	$11,026,147
Operating income	304,733	186,252	594,849	282,426	1,368,260
Income from continuing operations	236,252	130,450	474,069	238,083	1,078,854
Income (loss) from discontinued operations, net of tax	24,017	(79,435)	24,420	26,250	(4,748)
Net income	$260,269	$51,015	$498,489	$264,333	$1,074,106
Earnings (loss) per common share - basic (d)
Continuing operations	$0.56	$0.31	$1.15	$0.58	$2.59
Discontinued operations	0.06	(0.19)	0.06	0.06	(0.01)
Total earnings per common share - basic	$0.62	$0.12	$1.21	$0.64	$2.58
Earnings (loss) per common share - diluted (d)
Continuing operations	$0.55	$0.31	$1.13	$0.57	$2.56
Discontinued operations	0.06	(0.19)	0.06	0.06	(0.01)
Total earnings per common share - diluted	$0.61	$0.12	$1.19	$0.63	$2.54
Dividends per common share	$0.37	$0.37	$0.37	$0.42	$1.53

(a)
VF recorded the following charges during the fourth quarter of 2017: restructuring — $27.0 million ($18.6 million after-tax), transaction and deal-related costs — $15.6 million ($13.6 million after-tax).

(b)
VF recorded the following charges during the fourth quarter of 2016: restructuring — $55.1 million ($41.8 million after-tax), goodwill and intangible asset impairment charges — $79.6 million ($64.1 million after-tax) and pension settlement charge — $50.9 million ($31.4 million after-tax).

(c)	VF recorded a $465.5 million provisional tax charge during the fourth quarter of 2017 related to the transitional impact of the Tax Act (Note Q).

(d)
Per share amounts are computed independently for each quarter presented using unrounded numbers. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

VF Corporation 2017 Form 10-K F-49

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
(In thousands)
Fiscal year ended December 2017
Allowance for doubtful accounts	$20,538	$21,046			$15,332	(a)	$26,252
Other accounts receivable allowances	$157,835	1,613,257			1,562,097	(b)	$208,995
Valuation allowance for deferred income tax assets	$114,990		110,151	(c)			$225,141
Fiscal year ended December 2016
Allowance for doubtful accounts	$22,990	16,684	—		19,136	(a)	$20,538
Other accounts receivable allowances	$161,745	1,482,855	—		1,486,765	(b)	$157,835
Valuation allowance for deferred income tax assets	$100,951	—	14,039	(c)	—		$114,990
Fiscal year ended December 2015
Allowance for doubtful accounts	$24,784	12,455	—		14,249	(a)	$22,990
Other accounts receivable allowances	$151,575	1,335,706	—		1,325,536	(b)	$161,745
Valuation allowance for deferred income tax assets	$96,802	—	4,149	(c)	—		$100,951

(a)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.

(b)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.

(c)	Additions relate to circumstances where it is more likely than not that deferred income tax assets will not be realized and the effects of foreign currency translation.

VF Corporation 2017 Form 10-K F-50