Form 10-QT
period 2018-03-31
V F CORP
filed 2018-05-10
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ________
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from December 31, 2017 to March 31, 2018
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
Former Fiscal Year: Saturday closest to December 31
(Former name, former address and former fiscal year, if changed since last report)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On April 28, 2018, there were 394,458,433 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	March 2018	December 2017	March 2017
ASSETS
Current assets
Cash and equivalents	$680,762	$563,483	$603,262
Accounts receivable, less allowance for doubtful accounts of: March 2018 – $24,993; December 2017 – $26,266; March 2017 – $19,844	1,408,587	1,429,986	1,241,496
Inventories	1,861,441	1,706,609	1,593,434
Other current assets	358,953	296,986	352,605
Current assets of discontinued operations	373,580	380,700	301,353
Total current assets	4,683,323	4,377,764	4,092,150
Property, plant and equipment, net	1,011,617	1,014,638	897,445
Intangible assets, net	2,120,110	2,089,781	1,548,753
Goodwill	1,693,219	1,692,644	1,561,465
Other assets	803,041	783,675	707,751
Other assets of discontinued operations	—	—	438,714
TOTAL ASSETS	$10,311,310	$9,958,502	$9,246,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,525,106	$729,384	$288,677
Current portion of long-term debt	6,265	6,165	253,736
Accounts payable	583,004	760,997	425,892
Accrued liabilities	938,427	1,146,535	820,948
Current liabilities of discontinued operations	86,027	101,019	46,606
Total current liabilities	3,138,829	2,744,100	1,835,859
Long-term debt	2,212,555	2,187,789	2,051,482
Other liabilities	1,271,830	1,306,713	895,728
Other liabilities of discontinued operations	—	—	90,152
Commitments and contingencies
Total liabilities	6,623,214	6,238,602	4,873,221
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2018, December 2017 or March 2017	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2018 – 394,313,070; December 2017 – 395,821,781; March 2017 – 406,964,289	98,578	98,955	101,741
Additional paid-in capital	3,607,424	3,523,340	3,367,026
Accumulated other comprehensive income (loss)	(864,030)	(926,140)	(988,040)
Retained earnings	846,124	1,023,745	1,892,330
Total stockholders’ equity	3,688,096	3,719,900	4,373,057
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,311,310	$9,958,502	$9,246,278
See notes to consolidated financial statements.

3 VF Corporation March 2018 Form 10-QT

VF CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March
(In thousands, except per share amounts)	2018	2017
Net sales	$3,022,922	$2,483,896
Royalty income	22,524	16,444
Total revenues	3,045,446	2,500,340
Costs and operating expenses
Cost of goods sold	1,506,335	1,243,605
Selling, general and administrative expenses	1,227,752	967,082
Total costs and operating expenses	2,734,087	2,210,687
Operating income	311,359	289,653
Interest income	3,228	3,518
Interest expense	(24,393)	(23,706)
Other income (expense), net	3,939	(68)
Income from continuing operations before income taxes	294,133	269,397
Income taxes	32,969	56,121
Income from continuing operations	261,164	213,276
Loss from discontinued operations, net of tax	(8,371)	(4,113)
Net income	$252,793	$209,163
Earnings (loss) per common share - basic
Continuing operations	$0.66	$0.52
Discontinued operations	(0.02)	(0.01)
Total earnings per common share - basic	$0.64	$0.51
Earnings (loss) per common share - diluted
Continuing operations	$0.65	$0.51
Discontinued operations	(0.02)	(0.01)
Total earnings per common share - diluted	$0.63	$0.50
Cash dividends per common share	$0.46	$0.42

See notes to consolidated financial statements.

VF Corporation March 2018 Form 10-QT 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March
(In thousands)	2018	2017
Net income	$252,793	$209,163
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	62,978	47,825
Income tax effect	6,354	4,473
Defined benefit pension plans
Amortization of net deferred actuarial losses	8,548	11,382
Amortization of deferred prior service costs	647	712
Actuarial gains (losses) and curtailment loss	(6,405)	20,996
Income tax effect	(459)	(12,114)
Derivative financial instruments
Gains (losses) arising during the period	(25,530)	(10,094)
Income tax effect	4,452	2,560
Reclassification to net income for (gains) losses realized	13,960	(16,491)
Income tax effect	(2,435)	4,174
Other comprehensive income (loss)	62,110	53,423
Comprehensive income	$314,903	$262,586

See notes to consolidated financial statements.

5 VF Corporation March 2018 Form 10-QT

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$252,793	$209,163
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	71,532	66,438
Stock-based compensation	25,440	15,041
Provision for doubtful accounts	2,660	2,690
Pension expense in excess of contributions	1,413	7,781
Loss on sale of businesses	18,065	2,415
Other, net	(6,845)	19,310
Changes in operating assets and liabilities:
Accounts receivable	38,686	(84,229)
Inventories	(156,292)	(159,712)
Accounts payable	(187,553)	(207,233)
Income taxes	(65,234)	(34,056)
Accrued liabilities	(172,396)	(22,721)
Other assets and liabilities	(65,492)	(25,049)
Cash used by operating activities	(243,223)	(210,162)
INVESTING ACTIVITIES
Capital expenditures	(54,374)	(40,856)
Software purchases	(19,289)	(20,657)
Other, net	17,673	(6,824)
Cash used by investing activities	(55,990)	(68,337)
FINANCING ACTIVITIES
Net increase in short-term borrowings	795,908	262,156
Payments on long-term debt	(1,484)	(904)
Purchases of treasury stock	(250,282)	(438,297)
Cash dividends paid	(181,373)	(172,713)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	44,017	3,283
Cash provided (used) by financing activities	406,786	(346,475)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	12,220	2,228
Net change in cash, cash equivalents and restricted cash	119,793	(622,746)
Cash, cash equivalents and restricted cash – beginning of year (a)	569,397	1,231,026
Cash, cash equivalents and restricted cash – end of period (a)	$689,190	$608,280

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$680,762	$603,262
Other current assets	3,804	3,174
Current assets of discontinued operations	2,330	1,182
Other assets	2,294	662
Total cash, cash equivalents and restricted cash	$689,190	$608,280
(a) The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows.

See notes to consolidated financial statements.

VF Corporation March 2018 Form 10-QT 6

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Stock				Retained Earnings
(In thousands, except share amounts)	Shares	Amounts
Balance, December 2016	414,012,954	$103,503	$3,333,423	$(1,041,463)	$2,545,458
Adoption of new accounting standard	—	—	—	—	(237,764)
Net income	—	—	—	—	614,923
Dividends on Common Stock	—	—	—	—	(684,679)
Purchase of treasury stock	(22,213,162)	(5,553)	—	—	(1,194,803)
Stock-based compensation, net	4,021,989	1,005	189,917	—	(19,390)
Foreign currency translation and other	—	—	—	248,378	—
Defined benefit pension plans	—	—	—	10,748	—
Derivative financial instruments	—	—	—	(143,803)	—
Balance, December 2017	395,821,781	98,955	3,523,340	(926,140)	1,023,745
Beginning balance adjustment (Note P)	—	—	—	—	15,492
Net income	—	—	—	—	252,793
Dividends on Common Stock	—	—	—	—	(181,373)
Purchase of treasury stock	(3,361,101)	(840)	—	—	(249,442)
Stock-based compensation, net	1,852,390	463	84,084	—	(15,091)
Foreign currency translation and other	—	—	—	69,332	—
Defined benefit pension plans	—	—	—	2,331	—
Derivative financial instruments	—	—	—	(9,553)	—
Balance, March 2018	394,313,070	$98,578	$3,607,424	$(864,030)	$846,124

See notes to consolidated financial statements.

7 VF Corporation March 2018 Form 10-QT

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE A — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) changed to a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. As a result of the change in fiscal year end, this document reflects the Company's Transition Report on Form 10-Q for the period from December 31, 2017 through March 31, 2018. For presentation purposes herein, all references to periods ended March 2018, December 2017 and March 2017 relate to the fiscal periods ended on March 31, 2018, December 30, 2017 and April 1, 2017, respectively. The Company’s next fiscal year will run from April 1, 2018 through March 30, 2019 (“Fiscal 2019”).
The Nautica® brand business and the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses) have been reported as discontinued operations in our Consolidated Statements of Income, and the related assets and liabilities have been presented as held-for-sale in the Consolidated Balance Sheets, through their dates of disposal. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note C for additional information on discontinued operations.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the December 2017 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended March 2018 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2019. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 2017 (“2017 Form 10-K”).
NOTE B — ACQUISITIONS

Williamson-Dickie

On October 2, 2017, VF acquired 100% of the outstanding shares of Williamson-Dickie Mfg. Co. (“Williamson-Dickie”) for $800.7 million in cash, subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings. During the three months ended March 2018, the purchase consideration was reduced by $2.3 million associated with the final working capital adjustment, resulting in a revised purchase price of $798.4 million.
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

For the three months ended March 2018, Williamson-Dickie contributed revenues of $233.1 million and net income of $10.7 million, excluding restructuring charges.
The allocation of the purchase price is preliminary and subject to change, primarily for certain income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the acquisition date. Goodwill decreased by $10.0 million during the three months ended March 2018, $2.3 million of which related to the final working capital adjustment and $7.7 million of which related to a measurement period adjustment of an acquired income tax balance.

VF Corporation March 2018 Form 10-QT 8

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	October 2, 2017
Cash and equivalents	$60,172
Accounts receivable	146,403
Inventories	251,778
Other current assets	8,447
Property, plant and equipment	105,119
Intangible assets	397,755
Other assets	9,665
Total assets acquired	979,339

Short-term borrowings	17,565
Accounts payable	88,052
Other current liabilities	109,964
Deferred income tax liabilities	15,160
Other non-current liabilities	33,066
Total liabilities assumed	263,807

Net assets acquired	715,532
Goodwill	82,863
Purchase price	$798,395

The goodwill is attributable to the acquired workforce of Williamson-Dickie and the significant synergies expected to arise as a result of the acquisition. All of the goodwill was assigned to the Imagewear coalition and $52.3 million is expected to be deductible for tax purposes.
The Dickies®, Kodiak®, Terra® and Walls® trademarks, which management believes to have indefinite lives, have been valued at $316.1 million. The Workrite® trademark, valued at $0.8 million, is being amortized over three years.
Amortizable intangible assets have been assigned values of $78.6 million for customer relationships and $2.3 million for distribution agreements. Customer relationships are being amortized using an accelerated method over periods ranging from 10-13 years. Distribution agreements are being amortized on a straight-line basis over four years.
Total transaction expenses for the Williamson-Dickie acquisition were $15.0 million, all of which were recognized in the year ended December 2017 as selling, general and administrative expenses in VF's Consolidated Statements of Income.
The following unaudited pro forma summary presents consolidated information of VF as if the acquisition of Williamson-Dickie had occurred on January 3, 2016:

(In thousands)	Three Months Ended April 1, 2017 (unaudited)
Total revenues	$2,709,111
Income from continuing operations	219,469
Earnings per common share from continuing operations
Basic	$0.53
Diluted	0.53

These pro forma amounts have been calculated after applying VF’s accounting policies and adjusting the results of Williamson-Dickie to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied from January 3, 2016, with related tax effects.

Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been effected at the date indicated, nor is it necessarily indicative of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.

9 VF Corporation March 2018 Form 10-QT

Icebreaker Holdings Limited

On November 1, 2017, VF entered into a definitive merger agreement to acquire 100% of the stock of Icebreaker Holdings Limited, a privately held company based in Auckland, New Zealand. The acquisition was completed on April 3, 2018 for NZ$274.4 million ($199.3 million) of cash, which is subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings.
Icebreaker® is an outdoor brand specializing in high-performance apparel based on natural fibers, including Merino wool, plant-based fibers and recycled fibers. It is an ideal complement to VF's Smartwool® brand, which also features Merino wool in its clothing and accessories. Together, the Smartwool® and Icebreaker® brands will position VF as a global leader in the Merino wool and natural fiber categories. The Company is still in the process of aligning accounting policies and valuing the assets acquired and liabilities assumed, and as such, certain disclosures regarding this transaction have not been included herein.
Total transaction expenses for the Icebreaker® acquisition of $3.3 million have been recognized in selling, general and administrative expenses in the Consolidated Statements of Income, of which $1.4 million was recognized during the three months ended March 2018. In addition, the Company has recognized a $9.6 million gain on derivatives used to hedge the purchase price of Icebreaker® in the other income (expense), net line item in the Consolidated Statements of Income, of which $4.3 million was recognized during the three months ended March 2018.
Altra®

On March 10, 2018, VF entered into a definitive merger agreement to acquire Altra®, an athletic and performance-based lifestyle footwear brand based in Logan, Utah. The purchase price is $135.0 million, subject to working capital and other adjustments. The acquisition is expected to close in the first quarter of Fiscal 2019, subject to satisfaction of customary closing conditions.

NOTE C — DISCONTINUED OPERATIONS
The Company continuously assesses the composition of our portfolio to ensure it is aligned with our strategic objectives and positioned to maximize growth and return to our shareholders.
Nautica® Brand Business
VF signed a definitive agreement for the sale of the Nautica® brand business on March 17, 2018, and completed the transaction on April 30, 2018. VF received cash proceeds of $289.1 million, which are subject to working capital and other adjustments.
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
The results of the Nautica® brand's North America business were previously reported in the former Sportswear coalition, and the results of the Asia business were previously reported in the Outdoor & Action Sports coalition. The results of the Nautica® brand business recorded in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income were losses of $8.4 million (including an $18.1 million increase in the estimated loss on sale) for the three months ended March 2018 and income of $1.4 million for the three months ended March 2017.
Certain corporate overhead costs and coalition costs previously allocated to the Nautica® brand business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.
Under the terms of the transition services agreement, the Company will provide certain support services for periods up to 12 months from the closing date of the transaction.

Licensing Business
In the first quarter of 2017, the Company reached the strategic decision to exit its Licensing Business, which comprised the Licensed Sports Group ("LSG") and the JanSport® brand collegiate businesses. Accordingly, the Company began to report the results of the businesses as discontinued operations in the Consolidated Statements of Income and present the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented.
LSG included the Majestic® brand and was previously reported within our Imagewear coalition. On April 28, 2017, VF completed the sale of LSG to Fanatics, Inc. The Company received proceeds of $213.5 million, net of cash sold, and recorded an after-tax loss on sale of $4.1 million, of which $1.4 million is included in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three months ended March 2017.
The LSG results recorded in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income were losses of $0.3 million (including the estimated loss on sale of $1.4 million) for the three months ended March 2017.
In the fourth quarter of 2017, VF completed the sale of the assets associated with the JanSport® brand collegiate business, which was previously included within our Outdoor & Action Sports coalition. The Company received net proceeds of $1.5 million and recorded an after-tax loss on sale of $0.2 million, of which $1.0 million is included in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three months ended March 2017.
The JanSport® brand collegiate results recorded in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income were losses of $5.2 million (including the estimated loss on sale of $1.0 million) for the three months ended March 2017.
Certain corporate overhead and other costs previously allocated to the Licensing Business for segment reporting purposes do not

VF Corporation March 2018 Form 10-QT 10

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
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Nautica® brand business and the Licensing Business that are included in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Three Months Ended March
(In thousands)	2018	2017
Revenues	$94,362	$202,667
Cost of goods sold	48,946	131,301
Selling, general and administrative expenses	34,649	62,073
Interest expense, net	—	(17)
Income from discontinued operations before income taxes	10,767	9,276
Loss on the sale of discontinued operations before income taxes	(18,065)	(3,531)
Total income (loss) from discontinued operations before income taxes	(7,298)	5,745
Income tax expense (a)	(1,073)	(9,858)
Loss from discontinued operations, net of tax	$(8,371)	$(4,113)

(a)
The 2018 adjustment to the estimated loss on sale related to the Nautica® brand business was nondeductible for income tax purposes. Income tax expense for the three months ended March 2017 includes $7.5 million of deferred tax expense related to GAAP and tax basis differences for LSG.

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	March 2018	December 2017 (c)	March 2017 (c)
Cash	$2,330	$2,592	$1,182
Accounts receivable, net	26,298	27,941	56,208
Inventories	55,610	43,297	146,768
Other current assets	1,247	2,497	15,778
Property, plant and equipment, net	15,021	14,914	28,495
Intangible assets	262,202	262,352	305,509
Goodwill	49,005	49,005	182,292
Other assets	3,961	3,631	3,835
Allowance to reduce assets to estimated fair value, less costs to sell	(42,094)	(25,529)	—
Total assets of discontinued operations (a)	$373,580	$380,700	$740,067

Accounts payable	$11,619	$16,993	$34,197
Accrued liabilities	10,658	18,203	15,726
Other liabilities	11,912	12,011	13,184
Deferred income tax liabilities (b)	51,838	53,812	73,651
Total liabilities of discontinued operations (a)	$86,027	$101,019	$136,758

(a)	Amounts at March 2017 have been classified as current and long-term in the Consolidated Balance Sheets.

(b)	Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.

(c)
Certain assets and liabilities previously reported as discontinued operations will be retained by VF based on the terms of the definitive sale agreement, and thus have been removed from discontinued operations for all periods presented. The impact was not material to any periods presented.

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures and operating noncash items for any periods presented. Depreciation and amortization expense was $5.6 million for the three months ended March 2017.

11 VF Corporation March 2018 Form 10-QT

NOTE D — SALE OF ACCOUNTS RECEIVABLE

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $367.5 million of VF’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the three months ended March 2018 and 2017, VF sold total accounts receivable of $258.5 million and $285.1 million, respectively. As of March 2018, December 2017 and March 2017, $191.2 million, $219.1 million and $145.3 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in the other income (expense), net line item in the Consolidated Statements of Income, and was $1.1 million and $0.9 million for the three months ended March 2018 and 2017, respectively. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.
NOTE E — INVENTORIES

(In thousands)	March 2018	December 2017	March 2017
Finished products	$1,654,137	$1,490,788	$1,400,708
Work-in-process	103,757	110,467	96,903
Raw materials	103,547	105,354	95,823
Total inventories	$1,861,441	$1,706,609	$1,593,434
NOTE F — INTANGIBLE ASSETS

			March 2018			December 2017
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18 years	Accelerated	$344,613	$143,069	$201,544	$204,215
License agreements	20 years	Accelerated	20,171	13,915	6,256	6,336
Trademarks	16 years	Straight-line	58,932	8,309	50,623	51,599
Other	9 years	Straight-line	9,194	4,024	5,170	5,353
Amortizable intangible assets, net					263,593	267,503
Indefinite-lived intangible assets:
Trademarks and trade names					1,856,517	1,822,278
Intangible assets, net					$2,120,110	$2,089,781

Intangible assets increased during the three months ended March 2018 due to the impact of foreign currency fluctuations.
Amortization expense for the three months ended March 2018 was $7.6 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five fiscal years is $29.4 million, $28.6 million, $27.1 million, $25.2 million and $23.8 million, respectively.

VF Corporation March 2018 Form 10-QT 12

NOTE G — GOODWILL
Changes in goodwill are summarized by business segment as follows:

(In thousands)	Outdoor & Action Sports	Jeanswear	Imagewear	Total
Balance, December 2017	$1,350,548	$219,288	$122,808	$1,692,644
Measurement period adjustment to 2017 acquisition (Note B)	—	—	(9,974)	(9,974)
Currency translation	8,865	946	738	10,549
Balance, March 2018	$1,359,413	$220,234	$113,572	$1,693,219

Accumulated impairment charges for the Outdoor & Action Sports coalition were $31.1 million as of March 2018 and December 2017. No impairment charges were recorded during the three months ended March 2018.
During the three months ended March 2018, we completed the previously announced wind down of the lucy® brand operations. For all periods presented in the above goodwill summary, VF has removed $51.6 million of goodwill and accumulated impairment charges related to the lucy® brand reporting unit, which previously had been fully impaired.
NOTE H - PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended March
(In thousands)	2018	2017
Service cost – benefits earned during the period	$5,912	$6,416
Interest cost on projected benefit obligations	14,825	14,815
Expected return on plan assets	(25,314)	(23,355)
Amortization of deferred amounts:
Net deferred actuarial losses	8,548	11,382
Deferred prior service costs	647	712
Net periodic pension cost	$4,618	$9,970

Actuarial valuations of VF's defined benefit plans were obtained as of March 31, 2018, due to the change in fiscal year end explained in Note A. Actuarial assumptions used in the March 31, 2018 valuations were reviewed and revised as appropriate, and were not materially different from the actuarial assumptions used in the December 31, 2017 valuations.
VF contributed $3.2 million to its defined benefit plans during the three months ended March 2018, and intends to make approximately $40.1 million of contributions during Fiscal 2019.

In conjunction with the sale of the Licensing Business, the Company recognized a $1.1 million pension curtailment loss in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three months ended March 2017.

13 VF Corporation March 2018 Form 10-QT

NOTE I — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

During the three months ended March 2018, the Company purchased 3.4 million shares of Common Stock in open market transactions for $250.0 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the three months ended March 2018, VF restored 3.4 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of March

2018, December 2017 or March 2017. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the three months ended March 2018, the Company purchased 3,870 shares of Common Stock in open market transactions for $0.3 million.

Balances related to shares held for deferred compensation plans were as follows:

(In thousands, except share amounts)	March 2018	December 2017	March 2017
Shares held for deferred compensation plans	284,785	317,515	427,567
Cost of shares held for deferred compensation plans	$3,621	$3,901	$5,304

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

(In thousands)	March 2018	December 2017	March 2017
Foreign currency translation and other	$(476,869)	$(546,201)	$(742,281)
Defined benefit pension plans	(289,618)	(291,949)	(281,721)
Derivative financial instruments	(97,543)	(87,990)	35,962
Accumulated other comprehensive income (loss)	$(864,030)	$(926,140)	$(988,040)
The changes in accumulated OCI, net of related taxes, are as follows:

	Three Months Ended March 2018
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2017	$(546,201)	$(291,949)	$(87,990)	$(926,140)
Other comprehensive income (loss) before reclassifications	69,332	(4,852)	(21,078)	43,402
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,183	11,525	18,708
Net other comprehensive income (loss)	69,332	2,331	(9,553)	62,110
Balance, March 2018	$(476,869)	$(289,618)	$(97,543)	$(864,030)

	Three Months Ended March 2017
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2016	$(794,579)	$(302,697)	$55,813	$(1,041,463)
Other comprehensive income (loss) before reclassifications	52,298	12,253	(7,534)	57,017
Amounts reclassified from accumulated other comprehensive income (loss)	—	8,723	(12,317)	(3,594)
Net other comprehensive income (loss)	52,298	20,976	(19,851)	53,423
Balance, March 2017	$(742,281)	$(281,721)	$35,962	$(988,040)

VF Corporation March 2018 Form 10-QT 14

Reclassifications out of accumulated OCI are as follows:

(In thousands) Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income	Three Months Ended March

		2018	2017
Amortization of defined benefit pension plans:
Net deferred actuarial losses	(a)	$(8,548)	$(11,382)
Deferred prior service costs	(a)	(647)	(712)
Pension curtailment loss	Loss from discontinued operations, net of tax	—	(1,105)
	Total before tax	(9,195)	(13,199)
	Tax benefit	2,012	4,476
	Net of tax	(7,183)	(8,723)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	4,948	6,413
Foreign exchange contracts	Cost of goods sold	(13,286)	11,274
Foreign exchange contracts	Selling, general and administrative expenses	(1,981)	(87)
Foreign exchange contracts	Other income (expense), net	(2,427)	49
Interest rate contracts	Interest expense	(1,214)	(1,158)
	Total before tax	(13,960)	16,491
	Tax benefit (expense)	2,435	(4,174)
	Net of tax	(11,525)	12,317
Total reclassifications for the period	Net of tax	$(18,708)	$3,594

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (refer to Note H for additional details).

15 VF Corporation March 2018 Form 10-QT

NOTE J — STOCK-BASED COMPENSATION

During the three months ended March 2018, VF granted stock options to employees and nonemployee members of VF’s Board of Directors to purchase 1,843,749 shares of its Common Stock at an exercise price of $74.80 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF’s Board of Directors become exercisable one year from the date of grant.
The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

Three Months Ended March 2018
Expected volatility	24% to 29%
Weighted average expected volatility	25%
Expected term (in years)	6.1 to 7.6
Weighted average dividend yield	2.9%
Risk-free interest rate	1.9% to 2.9%
Weighted average fair value at date of grant	$15.34

Also during the three months ended March 2018, VF granted 351,490 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of the three-year performance period. The fair market value of VF Common Stock at the date the units were granted was $74.80 per share.
The actual number of performance-based RSUs earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Consumer Discretionary Index. The grant date fair value of the TSR-based adjustment related to the 2018 performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $4.61 per share.
VF granted 18,205 nonperformance-based RSUs to nonemployee members of the Board of Directors during the three months ended March 2018. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $74.80 per share.

VF granted 16,000 nonperformance-based RSUs to certain key employees in international jurisdictions during the three months ended March 2018. These units generally vest over periods of up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $74.80 per share.
In addition, VF began making nonperformance-based RSU grants to employees as part of its annual stock compensation program and granted 372,869 of these nonperformance-based RSUs during the three months ended March 2018. These awards vest 50% over a two-year period and 50% over a four-year period from the date of grant and entitle the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $74.80 per share.
For all nonperformance-based RSUs granted during the three months ended March 2018, dividend equivalents accrue and are payable in additional shares of VF Common Stock at the vesting date. Dividend equivalents are subject to the same risk of forfeiture as the nonperformance-based RSUs.
VF granted 56,331 restricted shares of VF Common Stock to certain members of management during the three months ended March 2018. These shares vest over periods of up to five years from the date of grant. The weighted average fair market value of VF Common Stock at the dates the shares were granted was $74.70 per share.

VF Corporation March 2018 Form 10-QT 16

NOTE K — INCOME TAXES

Income taxes for the three-month period ended March 2018 are computed using the actual tax rate for the period, due to the change in fiscal year end explained in Note A. Income taxes for the three-month period ended March 2017 were computed using the effective tax rate estimated to be applicable for the fiscal year ended December 2017.
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
During the fourth quarter of 2017, VF recognized a provisional charge of approximately $465.5 million to reflect the impacts resulting from the Tax Act, primarily comprised of approximately $512.4 million related to the transition tax and approximately $89.5 million of tax benefits related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional charges of $42.6 million were primarily related to U.S. federal and state tax on foreign income and dividends and establishing a deferred tax liability for foreign withholding taxes as the Company is not asserting indefinite reinvestment on its foreign earnings. All amounts recorded in 2017 related to the Tax Act remain provisional.
Under GAAP, companies are allowed to make an accounting policy election to either treat taxes resulting from global intangible low-tax income ("GILTI") as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes as of March 2018. The Company has not completed its analysis related to this accounting policy election and has therefore considered the taxes resulting from GILTI as a current-period expense in computing tax for the three-month period ended March 2018. See Note P for additional discussion on GILTI policy election.
The Tax Act has significant complexity and our final tax liability may materially differ from provisional estimates due to additional guidance and regulations that may be issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS") and state and local tax authorities, and for VF's finalization of the relevant calculations required by the new tax legislation. VF will finalize accounting for the Tax Act during the one-year measurement period, and any adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate periods, and disclosed if material, in accordance with guidance provided by SAB 118.
The effective income tax rate for the three months ended March 2018 was 11.2% compared to 20.8% in the three months ended March 2017. The three months ended March 2018 included a net discrete tax benefit of $16.1 million, which included a $12.1 million tax benefit related to stock compensation, a $7.3 million net tax benefit related to the realization of previously unrecognized tax benefits and interest, an $8.8 million tax expense related to the change of a prior estimate of taxes payable, and a $5.1 million net tax benefit related to adjustments to provisional amounts recorded in 2017 under the Tax Act. The $16.1 million net discrete tax benefit in the three months ended March 2018 reduced the effective income tax rate by 5.5%. The three months ended March 2017 included a net discrete tax benefit of $1.1 million, which included a $3.0 million tax benefit related to stock compensation and a $1.9 million net tax expense related to unrecognized tax benefits and interest. The $1.1 million net discrete tax benefit in the three months ended March 2017 reduced the effective income tax rate by 0.4%. Without discrete items, the effective income tax rate for the three months ended March 2018 decreased by 4.5% compared with the estimated annual effective tax rate applied to the three months ended March 2017 primarily due to a higher percentage of income in lower tax rate jurisdictions, partially offset by an unfavorable impact from the Tax Act.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the IRS examinations for tax years through 2014 have been effectively settled. The examination of Timberland’s 2011 tax return is ongoing. The IRS has proposed material adjustments to Timberland’s 2011 tax return that would significantly impact tax expense and assessment of interest charges. The Company has formally disagreed with the proposed adjustments. During 2015, VF filed a petition to the U.S. Tax Court to begin the process of resolving this matter, but it has not yet reached a resolution. In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months.
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
During the three months ended March 2018, the amount of net unrecognized tax benefits and associated interest decreased by

17 VF Corporation March 2018 Form 10-QT

$9.8 million to $169.0 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $14.7 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $12.2 million would reduce income tax expense.
NOTE L — BUSINESS SEGMENT INFORMATION
VF’s businesses are grouped into product categories, and by brands within those product categories, for internal financial reporting used by management. These groupings of businesses within VF are referred to as “coalitions” and are the basis for VF’s reportable segments. Financial information for VF’s reportable segments is as follows:

	Three Months Ended March
(In thousands)	2018	2017
Coalition revenues:
Outdoor & Action Sports	$2,014,574	$1,695,790
Jeanswear	639,547	647,442
Imagewear	371,040	134,966
Other	20,285	22,142
Total coalition revenues	$3,045,446	$2,500,340
Coalition profit:
Outdoor & Action Sports	$292,295	$232,452
Jeanswear	109,206	118,019
Imagewear	24,570	24,400
Other	(3,023)	(2,195)
Total coalition profit	423,048	372,676
Corporate and other expenses (a)	(107,750)	(83,091)
Interest expense, net	(21,165)	(20,188)
Income from continuing operations before income taxes	$294,133	$269,397

(a)
Certain corporate overhead and other costs of $4.1 million for the three-month period ended March 2017, previously allocated to the former Sportswear coalition for segment reporting purposes, have been reallocated to continuing operations as discussed in Note C.

The results of Williamson-Dickie have been included in the Imagewear coalition since the October 2, 2017 acquisition date. The results of Kipling North America, which were previously included in the former Sportswear coalition, have been included in the Outdoor & Action Sports coalition for all periods presented.

In light of completed and pending transactions resulting from our active portfolio management strategy, along with recently effected organizational realignments, we are evaluating whether changes need to be made to our internal reporting structure to better support and assess the operations of our business going forward. We expect to finalize our assessment early in Fiscal 2019. If changes are made to our reporting structure, we will assess the resulting effect, if any, on our reporting segments, operating segments and reporting units.

VF Corporation March 2018 Form 10-QT 18

NOTE M – EARNINGS PER SHARE

	Three Months Ended March
(In thousands, except per share amounts)	2018	2017
Earnings per share – basic:
Income from continuing operations	$261,164	$213,276
Weighted average common shares outstanding	395,253	411,990
Earnings per share from continuing operations	$0.66	$0.52
Earnings per share – diluted:
Income from continuing operations	$261,164	$213,276
Weighted average common shares outstanding	395,253	411,990
Incremental shares from stock options and other dilutive securities	6,023	3,970
Adjusted weighted average common shares outstanding	401,276	415,960
Earnings per share from continuing operations	$0.65	$0.51

For the three months ended March 2018, all outstanding options to purchase shares were dilutive and included in the calculation of diluted earnings per share. Outstanding options to purchase 10.6 million shares were excluded from the calculation of diluted earnings per share for the three-month period ended March 2017 because the effect of their inclusion would have been antidilutive.

In addition, 0.9 million and 1.1 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three-month periods ended March 2018 and March 2017, respectively, because these units were not considered to be contingent outstanding shares in those periods.
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

19 VF Corporation March 2018 Form 10-QT

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2018
Financial assets:
Cash equivalents:
Money market funds	$185,118	$185,118	$—	$—
Time deposits	7,714	7,714	—	—
Derivative financial instruments	31,400	—	31,400	—
Investment securities	194,160	183,802	10,358	—
Financial liabilities:
Derivative financial instruments	106,174	—	106,174	—
Deferred compensation	227,808	—	227,808	—
December 2017
Financial assets:
Cash equivalents:
Money market funds	$265,432	$265,432	$—	$—
Time deposits	13,591	13,591	—	—
Derivative financial instruments	22,970	—	22,970	—
Investment securities	197,837	185,723	12,114	—
Financial liabilities:
Derivative financial instruments	100,038	—	100,038	—
Deferred compensation	235,359	—	235,359	—

(a)	There were no transfers among the levels within the fair value hierarchy during the three months ended March 2018 or the year ended December 2017.

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

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2018 and December 2017, their carrying values approximated their fair values. Additionally, at March 2018 and December 2017, the carrying values of VF’s long-term debt, including the current portion, were $2,218.8 million and $2,194.0 million, respectively, compared with fair values of $2,403.9 million and $2,422.0 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

VF Corporation March 2018 Form 10-QT 20

NOTE O – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.9 billion at both March 2018 and December 2017 and $2.2 billion at March 2017, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, New Zealand dollar, Swiss franc, Swedish krona, Japanese yen, Korean won and Polish zloty. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	March 2018	December 2017	March 2017	March 2018	December 2017	March 2017
Foreign currency exchange contracts designated as hedging instruments	$21,496	$17,639	$72,306	$(105,795)	$(99,606)	$(25,460)
Foreign currency exchange contracts not designated as hedging instruments	9,904	5,331	—	(379)	(432)	(213)
Total derivatives	$31,400	$22,970	$72,306	$(106,174)	$(100,038)	$(25,673)
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

	March 2018		December 2017		March 2017

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$31,400	$(106,174)	$22,970	$(100,038)	$72,306	$(25,673)
Gross amounts not offset in the Consolidated Balance Sheets	(20,918)	20,918	(18,313)	18,313	(25,316)	25,316
Net amounts	$10,482	$(85,256)	$4,657	$(81,725)	$46,990	$(357)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	March 2018	December 2017	March 2017
Other current assets	$26,741	$20,771	$63,986
Accrued liabilities	(96,087)	(87,205)	(19,630)
Other assets	4,659	2,199	8,320
Other liabilities	(10,087)	(12,833)	(6,043)

21 VF Corporation March 2018 Form 10-QT

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended March

Cash Flow Hedging Relationships	2018	2017
Foreign currency exchange	$(25,530)	$(10,094)

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended March

Location of Gain (Loss)	2018	2017
Net sales	$4,948	$6,413
Cost of goods sold	(13,286)	11,274
Selling, general and administrative expenses	(1,981)	(87)
Other income (expense), net	(2,427)	49
Interest expense	(1,214)	(1,158)
Total	$(13,960)	$16,491
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

In addition, VF has entered into foreign exchange forward contracts to hedge the purchase price of the Icebreaker Holdings Limited acquisition. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings.
Following is a summary of these derivatives included in VF’s Consolidated Statements of Income:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended March

Derivatives Not Designated as Hedges		2018	2017
Foreign currency exchange	Cost of goods sold	$1,810	$274
Foreign currency exchange	Other income (expense), net	2,737	(469)
Total		$4,547	$(195)

Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three-month periods ended March 2018 and March 2017.
At March 2018, accumulated OCI included $86.8 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $16.7 million at March 2018, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.2 million of net deferred losses from accumulated OCI into interest expense in each of the three-month periods ended March 2018 and March 2017, and expects to reclassify $5.0 million to interest expense during the next 12 months.
Net Investment Hedge
The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three-month periods ended March 2018 and March 2017, the Company recognized an after-tax loss of $19.2 million and $7.8 million, respectively, in OCI related to the net investment hedge. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially

VF Corporation March 2018 Form 10-QT 22

liquidated. The Company recorded no ineffectiveness from its net investment hedge during the three-month periods ended March 2018 and March 2017.
NOTE P – RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), an update to their accounting guidance on the recognition of current and deferred income taxes for intra-entity asset transfers. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company early adopted this guidance in the first quarter of 2017 using the modified retrospective method, which resulted in a cumulative adjustment to retained earnings as of the beginning of the period of adoption. The cumulative adjustment to the January 1, 2017 Consolidated Balance Sheet was a reduction in both the other assets and retained earnings line items of $237.8 million.
During the three months ended March 2018, the Company identified an error in the amounts originally recorded when adopting ASU 2016-16 due to the use of an inaccurate tax rate when establishing the deferred tax asset in a certain jurisdiction. The Company recorded the out-of-period correction of $15.5 million to retained earnings in the Consolidated Statements of Stockholders' Equity for the three months ended March 2018. The adjustment had no impact on the Consolidated Statements of Income and did not have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Stockholders’ Equity for any period presented.
In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118", which allowed SEC registrants to record provisional amounts in earnings for the year ended December 30, 2017 due to the complexities involved in accounting for the enactment of the Tax Act. The Company recognized the estimated income tax effects of the Tax Act in its 2017 consolidated financial statements in accordance with SAB 118 and recorded a revision of our provisional estimate during the three months ended March 2018. Refer to Note K for more information regarding the amounts recorded.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The standard prescribes a five-step approach to revenue recognition: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.

A cross-functional implementation team has completed VF’s impact analysis and has concluded that the new guidance is not expected to have a material impact on VF’s significant revenue streams. Expected changes will include recognition of revenues for certain wholesale and e-commerce transactions at shipment rather than upon delivery to the customer based on our evaluation of the transfer of control of the goods, and discontinued capitalization of certain costs related to ongoing customer arrangements. Additionally, expected changes to VF's Consolidated Balance Sheets will include presentation of allowances for sales incentive programs, discounts, markdowns, chargebacks, and returns as accrued liabilities rather than as a reduction to accounts receivable, and presentation of the estimated cost of inventory associated with the allowance for sales returns within other current assets rather than as a component of inventory. Additionally, the Company expects to have enhanced disclosures regarding its accounting policies and disaggregation of revenue. The Company will adopt the new standard utilizing the modified retrospective method in the first quarter of Fiscal 2019 and will recognize in retained earnings the immaterial cumulative effect of initially applying the new standard.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", an update to their accounting guidance related to the recognition and measurement of certain financial instruments. This guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance will be effective for VF in the first quarter of Fiscal 2019. The FASB has subsequently issued an update to clarify the previous guidance. The amendments in this updated guidance will be effective for VF in the second quarter of Fiscal 2019. The Company does not expect the adoption of this guidance to have a material impact on VF’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", a new accounting standard on leasing. This new standard will require companies to record most leased assets and related liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. VF's cross-functional implementation team has completed the design phase of the project, which involved reviewing the standard's provisions, evaluating real estate and non-real estate lease arrangements and identifying arrangements that may contain embedded leases. This project is now in the implementation phase and the team is collecting information from lease contracts, assessing potential embedded leases and evaluating accounting policy elections. VF is also evaluating the impact of the new accounting standard on the Company's systems, processes and controls. Based on the efforts to date, VF expects this standard will have a material impact on the Consolidated Balance Sheets but does not expect it to have a material impact on the Consolidated Statements of Income. The Company will adopt the new standard in the first quarter of Fiscal 2020.

23 VF Corporation March 2018 Form 10-QT

In March 2016, the FASB issued ASU 2016-04, "Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products", an update to their accounting guidance on extinguishments of financial liabilities that exempts prepaid stored-value products, or gift cards, from the existing guidance. The updated guidance requires that gift card liabilities be subject to breakage accounting, consistent with the new revenue recognition standard discussed above. This guidance will be effective for VF in the first quarter of Fiscal 2019. The Company does not expect the adoption of this guidance to have a material impact on VF’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This guidance will be effective for VF in the first quarter of Fiscal 2021 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", an update to their accounting guidance that addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance will be effective for VF in the first quarter of Fiscal 2019. The Company does not expect the adoption of this guidance to have a material impact on VF’s Consolidated Statements of Cash Flows.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", an update that provides a more narrow framework to be used in evaluating whether a set of assets and activities constitutes a business. This guidance will be effective for VF in the first quarter of Fiscal 2019. The Company will apply this guidance to any transactions after adoption but does not expect it to have a material impact on VF’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", an update which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest cost, expected return on plan assets, amortization of prior service costs or credits and actuarial gains and losses) separately and outside of operating income. The update specifies that only the service cost component is eligible for capitalization, which is consistent with VF’s current practice (refer to Note H for components of net periodic benefit costs). The presentation change in the Consolidated Statements of Income will be applied on a retrospective basis when VF adopts this guidance in the first quarter of Fiscal 2019. Other than the presentation changes noted above, the Company does not expect the adoption of this guidance to have a material impact on VF’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting", an update that amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. This guidance will be effective for VF beginning in the first quarter of Fiscal 2019 and is required to be applied prospectively to an award modified on or after the adoption date. The Company will apply this guidance to any future changes made to the terms or conditions of share-based payment awards after adoption but does not expect it to have a material impact on VF’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", an update that amends and simplifies certain aspects of hedge accounting rules to better portray the economic results of risk management activities in the financial statements. This guidance will be effective for VF in the first quarter of Fiscal 2020 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that companies must make a policy decision to either record deferred taxes related to GILTI inclusions or treat any taxes on GILTI inclusions as period costs. The Company is continuing to evaluate these options and will make its decision regarding the accounting policy election within the measurement period as provided under SAB 118.
In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", an update that addresses the effect of the change in the U.S. federal corporate income tax rate due to the enactment of the Tax Act on items within accumulated other comprehensive income (loss). The guidance will be effective for VF in the first quarter of Fiscal 2020 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

VF Corporation March 2018 Form 10-QT 24

NOTE Q — RESTRUCTURING

The Company typically incurs restructuring charges related to the cost optimization of business activities. During the three months ended March 2018, VF leadership approved $14.9 million of restructuring charges related to cost optimization activities, of which $10.8 million was recognized in selling, general and administrative expenses and $4.1 million in cost of goods sold. The Company has not recognized significant incremental costs related to the 2016 and 2017 initiatives. Management expects to recognize additional expense for cost optimization activities during Fiscal 2019.
Of the $43.6 million total restructuring accrual at March 2018, $36.4 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $7.2 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The activity in the restructuring accrual for the three-month period ended March 2018 is as follows:

(In thousands)	Severance	Other	Total
Accrual at December 2017	$33,808	$4,436	$38,244
Charges	14,927	—	14,927
Cash payments	(4,658)	(3,992)	(8,650)
Adjustments to accruals	(1,033)	—	(1,033)
Currency translation	101	—	101
Accrual at March 2018	$43,145	$444	$43,589

Restructuring costs by business segment are as follows:

(In thousands)	2018 Charges
Outdoor & Action Sports	$4,550
Jeanswear	2,575
Imagewear	7,802
Total	$14,927

NOTE R – SUBSEQUENT EVENTS

On April 3, 2018, VF completed the acquisition of Icebreaker Holdings Limited. Refer to Note B for additional information.
On April 24, 2018, VF’s Board of Directors declared a quarterly cash dividend of $0.46 per share, payable on June 18, 2018 to stockholders of record on June 8, 2018.
On April 30, 2018, VF completed the sale of the Nautica® brand business. Refer to Note C for additional information.

25 VF Corporation March 2018 Form 10-QT

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) changed to a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a fiscal year ending on the Saturday closest to December 31 of each year. As a result of the change in fiscal year end, this document reflects the Company's Transition Report on Form 10-Q for the period from December 31, 2017 through March 31, 2018. For presentation purposes herein, all references to periods ended March 2018, December 2017 and March 2017 relate to the fiscal periods ended on March 31, 2018, December 30, 2017 and April 1, 2017, respectively. The Company’s next fiscal year will run from April 1, 2018 through March 30, 2019 (“Fiscal 2019”).
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. All references to foreign currency amounts below reflect the changes in foreign exchange rates from the 2017 comparable period and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On October 2, 2017, VF acquired 100% of the outstanding shares of Williamson-Dickie Mfg. Co. ("Williamson-Dickie") and the business results have been included in the Imagewear coalition since the acquisition date.
The Nautica® brand business and the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses) have been reported as discontinued operations in our Consolidated Statements of Income, and the related assets and liabilities have been presented as held-for-sale in the Consolidated Balance Sheets, through their dates of disposal. These changes have been applied to all periods presented. Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations. Refer to Note C to VF’s consolidated financial statements for additional information on discontinued operations.

HIGHLIGHTS OF THE THREE MONTHS ENDED MARCH 2018

•
Revenues were up 22% to $3.0 billion compared to the three months ended March 2017, including a $233.1 million, or 9%, contribution from Williamson-Dickie and a 5% favorable impact from foreign currency.

•	Outdoor & Action Sports coalition revenues increased 19% to $2.0 billion compared to the three months ended March 2017, including a 6% favorable impact from foreign currency.

•
Direct-to-consumer revenues were up 34% over the 2017 period, including a 5% favorable impact from foreign currency, and accounted for 32% of total revenues for the three months ended March 2018. E-commerce revenues increased 61% in the current period, including a 7% favorable impact from foreign currency.

•	International revenues increased 27% compared to the three months ended March 2017, including an 11% favorable impact from foreign currency, and represented 46% of total revenues in the current period.

•	Gross margin increased 20 basis points to 50.5% in the three months ended March 2018.

•
Earnings per share increased 27% to $0.65 from $0.51 in the 2017 period, driven by a favorable impact from foreign currency, a decrease in the effective tax rate, contributions from the Williamson-Dickie acquisition, organic growth in the Outdoor & Action Sports coalition and continued strength in our direct-to-consumer and international businesses. These improvements were partially offset by expenses related to the acquisition and integration of businesses.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Income
The following table presents a summary of the changes in total revenues from the comparable period in 2017:

(In millions)	Three Months Ended March
Total revenues — 2017	$2,500.3
Organic growth	191.6
Acquisition in prior year	233.1
Impact of foreign currency	120.4
Total revenues — 2018	$3,045.4

VF Corporation March 2018 Form 10-QT 26

VF reported a 22% increase in revenues for the three months ended March 2018 compared to the 2017 period. The revenue increase was attributable to the Williamson-Dickie acquisition, organic growth in the Outdoor & Action Sports coalition and continued strength in our direct-to-consumer and international businesses.

These increases were partially offset by declines in the Jeanswear coalition. Excluding the impacts from foreign currency, international sales grew in every region in the three months ended March 2018.
Additional details on revenues are provided in the section titled “Information by Business Segment.”
The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Three Months Ended March
	2018	2017
Gross margin (total revenues less cost of goods sold)	50.5%	50.3%
Selling, general and administrative expenses	40.3	38.7
Operating income	10.2%	11.6%

Gross margin increased 20 basis points in the three months ended March 2018 compared to the 2017 period. Gross margin was favorably impacted by increases in pricing, a mix-shift to higher margin businesses in the Outdoor & Action Sports coalition and foreign currency changes, offset by lower margins attributable to the Williamson-Dickie acquisition and certain increases in product costs.
Selling, general and administrative expenses as a percentage of total revenues increased 160 basis points during the three months ended March 2018 compared to the 2017 period. The increase was due to expenses related to the acquisition and integration of businesses and higher investments in our key growth priorities, which include demand creation, customer fulfillment, direct-to-consumer and product innovation. Higher compensation costs also impacted the three months ended March 2018.
Net interest expense increased $1.0 million during the three months ended March 2018 compared to the 2017 period. This increase was due to higher levels of short-term borrowings at higher interest rates compared to 2017, which was partially offset by lower interest on long-term debt due to the payoff of the $250.0 million of 5.95% fixed-rate notes on November 1, 2017. Total outstanding debt averaged $3.2 billion in the three months ended March 2018 and $2.6 billion in the same period in 2017, with weighted average interest rates of 2.9% and 3.6%, respectively.
The effective income tax rate for the three months ended March 2018 was 11.2% compared to 20.8% in the three months ended

March 2017. The three months ended March 2018 included a net discrete tax benefit of $16.1 million, which included a $12.1 million tax benefit related to stock compensation, a $7.3 million net tax benefit related to the realization of previously unrecognized tax benefits and interest, an $8.8 million tax expense related to the revision of a prior estimate of taxes payable, and a $5.1 million net tax benefit related to adjustments to provisional amounts recorded in 2017 under the Tax Act. The $16.1 million net discrete tax benefit in the three months ended March 2018 reduced the effective income tax rate by 5.5%. The three months ended March 2017 included a net discrete tax benefit of $1.1 million, which included a $3.0 million tax benefit related to stock compensation and a $1.9 million net tax expense related to unrecognized tax benefits and interest. The $1.1 million net discrete tax benefit in the three months ended March 2017 reduced the effective income tax rate by 0.4%. Without discrete items, the effective income tax rate for the three months ended March 2018 decreased by 4.5% compared with the estimated annual effective tax rate applied to the three months ended March 2017 primarily due to a higher percentage of income in lower tax rate jurisdictions, partially offset by an unfavorable impact from the Tax Act.
As a result of the above, net income in the three months ended March 2018 was $261.2 million ($0.65 per share) compared to $213.3 million ($0.51 per share) in the 2017 period. Refer to additional discussion in the “Information by Business Segment” section below.

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

27 VF Corporation March 2018 Form 10-QT

The following tables present a summary of the changes in coalition revenues and profit in the three months ended March 2018 from the comparable period in 2017:

	Three Months Ended March
(In millions)	Outdoor & Action Sports	Jeanswear	Imagewear	Other	Total
Coalition revenues — 2017	$1,695.8	$647.4	$135.0	$22.1	$2,500.3
Organic	218.8	(27.9)	2.5	(1.8)	191.6
Acquisition in prior year	—	—	233.1	—	233.1
Impact of foreign currency	100.0	20.0	0.4	—	120.4
Coalition revenues — 2018	$2,014.6	$639.5	$371.0	$20.3	$3,045.4

	Three Months Ended March
(In millions)	Outdoor & Action Sports	Jeanswear	Imagewear	Other	Total
Coalition profit — 2017	$232.5	$118.0	$24.4	$(2.2)	$372.7
Organic	47.5	(16.0)	(5.7)	(0.9)	24.9
Acquisition in prior year	—	—	4.8	—	4.8
Impact of foreign currency	12.3	7.2	1.1	—	20.6
Coalition profit — 2018	$292.3	$109.2	$24.6	$(3.1)	$423.0
The following sections discuss the changes in revenues and profitability by coalition:
Outdoor & Action Sports

	Three Months Ended March
(Dollars in millions)	2018	2017	Percent Change
Coalition revenues	$2,014.6	$1,695.8	18.8%
Coalition profit	292.3	232.5	25.7%
Operating margin	14.5%	13.7%

Global revenues for Outdoor & Action Sports increased 19% in the three months ended March 2018 compared to 2017, driven by growth in the direct-to-consumer and wholesale channels, including a 6% favorable impact due to foreign currency. The direct-to-consumer growth was driven by strong e-commerce and comparable store growth. Revenues in the Americas region increased 15% in the three months ended March 2018, including a 1% increase from foreign currency. Revenues in Europe increased 29%, including a 15% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 12%, with a 7% favorable impact from foreign currency.
Vans® brand global revenues increased 45% in the three months ended March 2018 compared to the 2017 period. The increase in the period was due to strong operational growth in both the wholesale and direct-to-consumer channels in all regions, including an overall 6% favorable impact from foreign currency. The growth in the direct-to-consumer channel was driven by strong comparable store and e-commerce growth.
Global revenues for The North Face® brand increased 11% in the three months ended March 2018 compared to the 2017 period. The increase in the period was primarily due to growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, and an overall 4% favorable impact from foreign currency. Increases in the wholesale channel were driven by growth in the Europe region and a favorable foreign currency impact, partially offset by declines in the North America and Asia-Pacific regions.

Global revenues for the Timberland® brand increased 5% in the three months ended March 2018 due to growth in the direct-to-consumer channel, driven by the Europe region, and an overall 6% favorable impact from foreign currency. The growth in the direct-to-consumer channel was due to comparable store and e-commerce growth, and was more than offset by declines in the wholesale channel.
Global direct-to-consumer revenues for Outdoor & Action Sports grew 32% in the three months ended March 2018 compared to the 2017 period. Growth in the direct-to-consumer channel was driven by an expanding e-commerce business, comparable store growth and a 5% favorable impact from foreign currency. Wholesale revenues increased 11% in the three months ended March 2018, driven by global growth in the Vans® brand and broad-based growth across our brands in Europe, in addition to a 6% favorable impact from foreign currency.
Operating margin increased 80 basis points in the three months ended March 2018 compared to the 2017 period, reflecting gross margin expansion driven by a mix-shift to higher margin businesses, which was partially offset by increased selling, general and administrative investments in direct-to-consumer and demand creation initiatives. The increase was also attributable to an overall favorable impact from foreign currency.

VF Corporation March 2018 Form 10-QT 28

Jeanswear

	Three Months Ended March
(Dollars in millions)	2018	2017	Percent Change
Coalition revenues	$639.5	$647.4	(1.2)%
Coalition profit	109.2	118.0	(7.5)%
Operating margin	17.1%	18.2%

Global Jeanswear revenues decreased 1% in the three months ended March 2018 compared to the 2017 period. Growth in direct-to-consumer and digital wholesale, including expansion into new channels, was more than offset by continued disruption in the U.S. wholesale market. Global revenues reflect a 3% favorable impact from foreign currency. Revenues in the Americas region decreased 4% in the three months ended March 2018, driven by softness in the wholesale channel. Revenues in the Asia-Pacific region decreased 3% in the three months ended March 2018 due to declines in the wholesale channel, partially offset by an 8% favorable impact from foreign currency. European revenues increased 14% in the three months ended March 2018, primarily due to a 13% favorable impact from foreign currency and growth in our direct-to-consumer businesses.

Global revenues for the Wrangler® brand increased 3% in the three months ended March 2018 compared to the 2017 period, driven by growth in the wholesale channel and a 2% favorable impact from foreign currency. Global revenues for the Lee® brand decreased 6% in the three months ended March 2018 due to declines in the U.S. mid-tier and department store channels, which were partially offset by growth in the direct-to-consumer channel. Foreign currency favorably impacted Lee® brand global revenues by 5%.
Operating margin decreased 110 basis points in the three months ended March 2018 compared to the 2017 period. The decrease was primarily due to lower revenues, higher product costs and additional investments in our strategic growth priorities, partially offset by a positive mix-shift and pricing.
Imagewear

	Three Months Ended March
(Dollars in millions)	2018	2017	Percent Change
Coalition revenues	$371.0	$135.0	174.9%
Coalition profit	24.6	24.4	0.7%
Operating margin	6.6%	18.1%

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
Global Imagewear revenues increased 175% in the three months ended March 2018 compared to the 2017 period. Included in these results are revenues from the Williamson-Dickie acquisition of $233.1 million and revenues from the LSG transition services of

$1.5 million. Excluding revenues from Williamson-Dickie and the LSG transition services, Imagewear revenues increased 1% in the three months ended March 2018 compared to the 2017 period. The revenue increase was primarily due to growth in our Bulwark® brand, which was fueled by sales in the oil and gas industry.
Operating margin decreased 1,150 basis points in the three months ended March 2018 compared to the 2017 period. Excluding amounts related to the Williamson-Dickie acquisition and the LSG transition services, operating margin decreased 390 basis points in the three months ended March 2018. The decrease was driven by lower gross margin attributable to business mix, higher product costs and higher selling, general and administrative expenses.
Other

	Three Months Ended March
(Dollars in millions)	2018	2017	Percent Change
Coalition revenues	$20.3	$22.1	(8.4)%
Coalition loss	(3.1)	(2.2)	(37.7)%
Operating margin	(14.9)%	(9.9)%
VF Outlet® stores in the U.S. sell both VF and non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable coalition, while revenues and profits of non-VF products are reported in this “other” category.

29 VF Corporation March 2018 Form 10-QT

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

	Three Months Ended March
(Dollars in millions)	2018	2017	Percent Change
Corporate and other expenses	107.8	83.1	29.7%
Interest expense, net	21.2	20.2	4.8%

Corporate and other expenses are those that have not been allocated to the coalitions for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs and (iii) certain other income and expenses. The increases in corporate and other expenses in the three months ended March 2018 compared to the 2017 period resulted primarily from higher compensation costs and investments in our key strategic growth initiatives, including expenses related to the acquisition and integration of businesses. Certain corporate overhead costs previously allocated in 2017 to the former Sportswear coalition and the Outdoor & Action Sports and Imagewear coalitions for segment reporting purposes have been reallocated to continuing operations as discussed in Note C to the consolidated financial statements.

International Operations

International revenues increased 27% in the three months ended March 2018 compared to the 2017 period. Foreign currency favorably impacted international revenue growth by 11% in the three months ended March 2018. Revenues in Europe increased 33% in the three months ended March 2018, reflecting operational growth and a 14% favorable impact from foreign currency. In the Asia-Pacific region, revenues increased 17% in the three months ended March 2018, driven by growth across the region, particularly in China. Foreign currency favorably impacted revenues in the Asia-Pacific region by 7% in the three months ended March 2018. Revenue growth in the Americas (non-U.S.) region increased 22% in the three months ended March 2018, reflecting operational growth and a 5% favorable impact from foreign currencies in the region. International revenues were 46% and 44% of total revenues in the three months ended March 2018 and 2017, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 34% in the three months ended March 2018, reflecting growth in all regions and in nearly every brand with a retail format, and a 5% favorable impact from foreign currency. The increase in direct-to-consumer revenues was due to comparable store growth for locations open at least twelve months at each reporting date, and an expanding e-commerce business, which grew 61% in the three months ended March 2018, including a 7% favorable impact from foreign currency. There were 1,483 VF-owned retail stores, including 81 Williamson-Dickie stores, at the end of March 2018 compared to 1,433 at the end of March 2017. Direct-to-consumer revenues were 32% and 29% of total revenues in the three months ended March 2018 and 2017, respectively.

VF Corporation March 2018 Form 10-QT 30

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets
The Williamson-Dickie acquisition significantly impacted the March 2018 and December 2017 Consolidated Balance Sheets as compared to the March 2017 balances. Accordingly, the table below presents the March 2018 balance sheet accounts excluding the Williamson-Dickie balances at that date so that the remaining VF balances are comparable with the March 2017 balances.

	December 2017	March 2018			March 2017
(In thousands)	As Reported	As Reported	Williamson-Dickie	VF excluding Williamson-Dickie	As Reported
Accounts receivable	$1,429,986	$1,408,587	$137,645	$1,270,942	$1,241,496
Inventories	1,706,609	1,861,441	244,502	1,616,939	1,593,434
Other current assets	296,986	358,953	7,548	351,405	352,605
Property, plant and equipment	1,014,638	1,011,617	89,519	922,098	897,445
Intangible assets and goodwill	3,782,425	3,813,329	476,894	3,336,435	3,110,218
Other assets	783,675	803,041	14,257	788,784	707,751
Short-term borrowings	729,384	1,525,106	—	1,525,106	288,677
Current portion of long-term debt	6,165	6,265	2,336	3,929	253,736
Accounts payable	760,997	583,004	83,545	499,459	425,892
Accrued liabilities	1,146,535	938,427	47,180	891,247	820,948
Long-term debt	2,187,789	2,212,555	24,906	2,187,649	2,051,482
Other liabilities	1,306,713	1,271,830	13,739	1,258,091	895,728

The following discussion refers to significant changes in balances at March 2018 compared to December 2017 on an as-reported basis:

•	Increase in inventories — due to the seasonality of the business.

•	Increase in other current assets — primarily due to higher levels of prepaid expenses.

•
Increase in short-term borrowings — due to commercial paper borrowings needed to support general corporate purposes, share repurchases and funding for the Icebreaker® transaction which closed on April 3, 2018.

•	Decrease in accounts payable — driven by the timing of inventory purchases and payments to vendors.

•	Decrease in accrued liabilities — primarily due to lower accrued compensation, accrued income taxes and the timing of payments for other accruals.

The following discussion refers to significant changes in balances at March 2018 for VF excluding Williamson-Dickie compared to March 2017 on an as-reported basis:

•	Increase in intangible assets and goodwill — driven by the impact of foreign currency fluctuations.

•	Increase in other assets — primarily due to higher capitalized software costs.

•
Increase in short-term borrowings — due to commercial paper borrowings needed to support general corporate purposes and share repurchases, and to provide funding for the Williamson-Dickie acquisition completed on October 2, 2017 and the Icebreaker® transaction which closed on April 3, 2018.

•	Decrease in the current portion of long-term debt — due to the repayment of $250.0 million of long-term notes that matured in the fourth quarter of 2017.

•	Increase in accounts payable — driven by the timing of inventory purchases and payments to vendors.

•	Increase in accrued liabilities — primarily due to higher accrued compensation and the timing of payments for other accruals.

•	Increase in long-term debt — due to foreign currency fluctuations of euro-denominated bonds.

•
Increase in other liabilities — primarily due to higher accrued income taxes from the noncurrent portion of the transition tax recorded in 2017 under the Tax Act, partially offset by a decrease in deferred income taxes resulting from revaluation at the lower U.S. corporate rate required by the Tax Act.

31 VF Corporation March 2018 Form 10-QT

Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	March	December	March
(Dollars in millions)	2018	2017	2017
Working capital	$1,256.9	$1,354.0	$2,001.5
Current ratio	1.4 to 1	1.5 to 1	2.1 to 1
Debt to total capital	50.4%	44.0%	37.2%
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at March 2018 compared to both December 2017 and March 2017 was due to the increase in short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above. In addition, VF repurchased $250.3 million of stock and paid $181.4 million in dividends in the three months ended March 2018, which reduced stockholders’ equity by $431.7 million.
The decrease in the current ratio at March 2018 compared to both December 2017 and March 2017 was primarily driven by the increase in short-term borrowings.

VF’s primary source of liquidity is the strong annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the calendar year.
In summary, our cash flows were as follows:

	Three Months Ended March
(In thousands)	2018	2017
Cash used by operating activities	$(243,223)	$(210,162)
Cash used by investing activities	(55,990)	(68,337)
Cash provided (used) by financing activities	406,786	(346,475)
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. Accordingly, the information in the table above and cash flow discussion below include the results of continuing and discontinued operations.

Cash Used by Operating Activities
Cash flow related to operating activities is dependent on net income, adjustments to net income and changes in working capital. The increase in cash used by operating activities in the three months ended March 2018 is primarily due to an increase in net cash usage from working capital driven by the timing of payments and cash collections, partially offset by higher net income in the three months ended March 2018.
Cash Used by Investing Activities
VF’s investing activities in the three months ended March 2018 related primarily to capital expenditures of $54.4 million, which increased $13.5 million compared to the 2017 period. Additionally, the investing activities in the three months ended March 2018 included proceeds from the sale of property, plant and equipment of $20.8 million and software purchases of $19.3 million.
Cash Provided (Used) by Financing Activities
The increase in cash provided by financing activities during the three months ended March 2018 was driven by a $533.8 million increase in net cash generated by short-term borrowings and a $188.0 million decline in treasury stock purchases.
During the three months ended March 2018, VF purchased 3.4 million shares of its Common Stock in open market transactions at a total cost of $250.3 million (average price per share of $74.46) under the share repurchase program authorized by VF’s Board of Directors in 2017. During the three months ended March 2017, VF purchased 8.2 million shares of its Common Stock in open market transactions at a total cost of $438.3 million (average price per share of $53.32).
As of the end of March 2018, the Company had $4.0 billion remaining for future repurchases under its current share repurchase program. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”). The Global Credit Facility expires in April 2020 and VF may request two extensions of one year each, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including share repurchases and acquisitions. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.

VF Corporation March 2018 Form 10-QT 32

VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of March 2018 were $1.5 billion and $15.3 million, respectively, leaving approximately $734.7 million available for borrowing against the Global Credit Facility at March 2018.
VF has $280.5 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $25.1 million and $73.7 million at March 2018 and March 2017, respectively.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of March 2018, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.
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

Management’s Discussion and Analysis in the 2017 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2017 that would require the use of funds. As of March 2018, there have been no material changes in the amounts disclosed in the 2017 Form 10-K, except as noted below:

•	Inventory purchase obligations increased by approximately $456.1 million at the end of March 2018 due to the seasonality of VF's businesses.
In addition, the Company entered into a 10-year power purchase agreement to procure electricity generated from renewable energy sources to meet a portion of the electricity needs for certain facilities in Mexico.  The contract has a total purchase commitment of $44.4 million over the contract term and requires delivery of electricity to commence no later than March 2020.
Management believes that VF’s cash balances and funds provided by operating activities, as well as its Global Credit Facility, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain the planned dividend payout rate and (iii) flexibility to meet investment opportunities, including acquisitions, that may arise.

Recent Accounting Pronouncements
Refer to Note P to VF’s consolidated financial statements for information on recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Management has chosen accounting policies it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States of America. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note A to the consolidated financial statements included in the 2017 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the 2017 Form 10-K. There have been no material changes in these policies.

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to: foreign currency fluctuations; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; VF’s reliance on a small number of large customers; the financial strength of VF’s customers; fluctuations in the price,

33 VF Corporation March 2018 Form 10-QT

availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends; evolving consumer preferences and changing patterns of consumer behavior; intense competition from online retailers; manufacturing and product innovation; increasing pressure on margins; VF’s ability to implement its business strategy; VF’s ability to grow its international and direct-to-consumer businesses; VF’s and its customers’ and vendors’ ability to maintain the strength and security of information technology systems; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF's ability to execute and integrate acquisitions; changes in tax laws and liabilities; legal, regulatory, political and economic risks; and adverse or unexpected weather conditions. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the 2017 Form 10-K.

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

VF Corporation March 2018 Form 10-QT 34

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
Information on VF’s legal proceedings is set forth under Part I, Item 3, “Legal Proceedings,” in the 2017 Form 10-K. There have been no material changes to the legal proceedings from those described in the 2017 Form 10-K.

ITEM 1A — RISK FACTORS
You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the 2017 Form 10-K. There have been no material changes to the risk factors from those disclosed in the 2017 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer purchases of equity securities:
The following table sets forth VF’s repurchases of our Common Stock during the three-month period ended March 31, 2018 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Thee Months Ended March 2018	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Dollar Value of Shares that May Yet be Purchased Under the Program
December 31 – January 27, 2018	—	$—	—	4,237,940,717
January 28 – February 24, 2018	451,426	75.01	451,426	4,204,078,080
February 25 – March 31, 2018	2,909,675	74.38	2,909,675	3,987,658,568
Total	3,361,101		3,361,101

(1)	Includes 3,870 shares of Common Stock that were purchased during the quarter in connection with VF’s deferred compensation plans.
VF will continue to evaluate future share repurchases, considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

35 VF Corporation March 2018 Form 10-QT

ITEM 6 — EXHIBITS

10.1	Amended and restated Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10(BB) to form 10-K filed February 28, 2018

31.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Scott A. Roe, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

VF Corporation March 2018 Form 10-QT 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Chief Financial Officer)

Date: May 10, 2018	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer)

37 VF Corporation March 2018 Form 10-QT