Form 10-Q
period 2018-06-30
V F CORP
filed 2018-08-09
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On July 28, 2018, there were 396,461,022 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2018	March 2018	June 2017
ASSETS
Current assets
Cash and equivalents	$467,917	$680,762	$672,045
Accounts receivable, less allowance for doubtful accounts of: June 2018 – $25,204; March 2018 – $24,993; June 2017 – $18,817	1,428,535	1,408,587	1,143,573
Inventories	1,993,825	1,861,441	1,663,052
Other current assets	439,870	358,953	355,283
Current assets of discontinued operations	—	373,580	63,697
Total current assets	4,330,147	4,683,323	3,897,650
Property, plant and equipment, net	1,018,164	1,011,617	903,024
Intangible assets, net	2,184,276	2,120,110	1,630,939
Goodwill	1,816,162	1,693,219	1,582,751
Other assets	843,005	803,041	722,578
Other assets of discontinued operations	—	—	436,786
TOTAL ASSETS	$10,191,754	$10,311,310	$9,173,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,316,923	$1,525,106	$921,109
Current portion of long-term debt	6,189	6,265	253,783
Accounts payable	675,581	583,004	492,480
Accrued liabilities	996,863	938,427	738,050
Current liabilities of discontinued operations	—	86,027	25,721
Total current liabilities	2,995,556	3,138,829	2,431,143
Long-term debt	2,156,627	2,212,555	2,111,623
Other liabilities	1,308,455	1,271,830	896,581
Other liabilities of discontinued operations	—	—	90,042
Commitments and contingencies
Total liabilities	6,460,638	6,623,214	5,529,389
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2018, March 2018 or June 2017	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2018 – 395,509,138; March 2018 – 394,313,070; June 2017 – 393,308,684	98,877	98,578	98,327
Additional paid-in capital	3,688,529	3,607,424	3,398,901
Accumulated other comprehensive income (loss)	(882,078)	(864,030)	(930,597)
Retained earnings	825,788	846,124	1,077,708
Total stockholders’ equity	3,731,116	3,688,096	3,644,339
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,191,754	$10,311,310	$9,173,728
See notes to consolidated financial statements.

3 VF Corporation Q1 2019 Form 10-Q

VF CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June
(In thousands, except per share amounts)	2018	2017
Net revenues	$2,788,146	$2,268,620
Costs and operating expenses
Cost of goods sold	1,384,977	1,142,476
Selling, general and administrative expenses	1,172,287	966,468
Total costs and operating expenses	2,557,264	2,108,944
Operating income	230,882	159,676
Interest income	3,393	3,583
Interest expense	(27,277)	(24,190)
Other income (expense), net	(20,666)	(3,217)
Income from continuing operations before income taxes	186,332	135,852
Income taxes	26,379	28,760
Income from continuing operations	159,953	107,092
Income from discontinued operations, net of tax	405	2,797
Net income	$160,358	$109,889
Earnings per common share - basic
Continuing operations	$0.41	$0.27
Discontinued operations	—	0.01
Total earnings per common share - basic	$0.41	$0.28
Earnings per common share - diluted
Continuing operations	$0.40	$0.27
Discontinued operations	—	0.01
Total earnings per common share - diluted	$0.40	$0.27
Cash dividends per common share	$0.46	$0.42

See notes to consolidated financial statements.

VF Corporation Q1 2019 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June
(In thousands)	2018	2017
Net income	$160,358	$109,889
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(161,158)	87,343
Income tax effect	(13,712)	21,729
Defined benefit pension plans
Amortization of net deferred actuarial losses	8,822	10,002
Amortization of deferred prior service costs	669	645
Current period actuarial gains	53,940	—
Curtailment losses and settlement charges	16,325	—
Income tax effect	(20,655)	(4,015)
Derivative financial instruments
Gains (losses) arising during the period	94,629	(56,339)
Income tax effect	(11,358)	7,863
Reclassification to net income for (gains) losses realized	16,317	(11,319)
Income tax effect	(1,867)	1,534
Other comprehensive income (loss)	(18,048)	57,443
Comprehensive income	$142,310	$167,332

See notes to consolidated financial statements.

5 VF Corporation Q1 2019 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June
(In thousands)	2018 (a)	2017 (a)
OPERATING ACTIVITIES
Net income	$160,358	$109,889
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,130	65,470
Stock-based compensation	26,772	19,420
Provision for doubtful accounts	2,809	3,793
Pension expense in excess of contributions	2,537	5,206
(Gain) loss on sale of businesses, net of tax	(5,003)	2,771
Other, net	10,525	11,526
Changes in operating assets and liabilities:
Accounts receivable	(25,482)	127,500
Inventories	(140,751)	(48,272)
Accounts payable	87,126	49,100
Income taxes	(78,688)	(92,983)
Accrued liabilities	166,543	(47,408)
Other assets and liabilities	(732)	(396)
Cash provided by operating activities	277,144	205,616
INVESTING ACTIVITIES
Business acquisitions, net of cash received	(321,395)	—
Proceeds from sale of businesses, net of cash sold	288,273	208,215
Capital expenditures	(68,919)	(37,355)
Software purchases	(21,546)	(13,074)
Other, net	(5,643)	(324)
Cash (used) provided by investing activities	(129,230)	157,462
FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(214,383)	632,552
Payments on long-term debt	(1,557)	(917)
Purchases of treasury stock	—	(762,007)
Cash dividends paid	(181,517)	(164,893)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	53,500	11,430
Cash used by financing activities	(343,957)	(283,835)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(19,998)	(10,583)
Net change in cash, cash equivalents and restricted cash	(216,041)	68,660
Cash, cash equivalents and restricted cash – beginning of year	689,190	608,280
Cash, cash equivalents and restricted cash – end of period	$473,149	$676,940

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$467,917	$672,045
Other current assets	4,067	3,716
Current assets of discontinued operations	—	497
Other assets	1,165	682
Total cash, cash equivalents and restricted cash	$473,149	$676,940

(a)	The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows.
See notes to consolidated financial statements.

VF Corporation Q1 2019 Form 10-Q 6

VF CORPORATION
Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Stock				Retained Earnings
(In thousands, except share amounts)	Shares	Amounts
Balance, March 2018	394,313,070	$98,578	$3,607,424	$(864,030)	$846,124
Adoption of new accounting standard	—	—	—	—	1,956
Net income	—	—	—	—	160,358
Dividends on Common Stock	—	—	—	—	(181,517)
Stock-based compensation, net	1,196,068	299	81,105	—	(1,133)
Foreign currency translation and other	—	—	—	(174,870)	—
Defined benefit pension plans	—	—	—	59,101	—
Derivative financial instruments	—	—	—	97,721	—
Balance, June 2018	395,509,138	$98,877	$3,688,529	$(882,078)	$825,788

See notes to consolidated financial statements.

7 VF Corporation Q1 2019 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) changed to a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. The Company's current fiscal year will run from April 1, 2018 through March 30, 2019 ("Fiscal 2019"). This document reflects the Company's first quarter of Fiscal 2019. For presentation purposes herein, all references to periods ended June 2018, March 2018 and June 2017 relate to the fiscal periods ended on June 30, 2018, March 31, 2018 and July 1, 2017, respectively.
The Nautica® brand business and the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses) have been reported as discontinued operations in our Consolidated Statements of Income, and the related assets and liabilities have been presented as held-for-sale in the Consolidated Balance Sheets, through their dates of disposal. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 5 for additional information on discontinued operations.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended June 2018 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2019. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 30, 2017 (“2017 Form 10-K”).
NOTE 2 – RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB subsequently issued updates to the standard to provide additional clarification on specific topics. Collectively, the guidance is referred to as FASB Accounting Standards Codification ("ASC") 606. The standard prescribes a five-step approach to revenue recognition: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The Company adopted this standard on April 1, 2018, utilizing the modified retrospective method and applying this approach to contracts not completed as of that date. The cumulative effect of initially applying the new standard has been recognized in retained earnings. Comparative prior period information has not been restated and continues to be reported under accounting standards in effect for those periods.

The adoption of ASC 606 resulted in a net increase of $2.0 million in the retained earnings line item of the Consolidated Balance Sheet as of April 1, 2018. The cumulative effect adjustment relates primarily to i) recognition of revenues for certain wholesale and e-commerce transactions at shipment rather than upon delivery to the customer based on our evaluation of the transfer of control of the goods, ii) discontinued capitalization of certain costs related to ongoing customer arrangements and iii) adjustments to the timing of recognition for certain royalty amounts.
Other effects of the adoption include presentation of allowances for sales incentive programs, discounts, markdowns, chargebacks, and returns as refund liabilities rather than as a reduction to accounts receivable and presentation of the right of return asset within other current assets rather than as a component of inventory in the Consolidated Balance Sheets. Additionally, sourcing fees received from customers and advertising contributions from licensees that had previously been reported as an offset to costs or expenses are now reported as revenue in the Consolidated Statement of Income. Refer to Note 3 for additional revenue disclosures.

VF Corporation Q1 2019 Form 10-Q 8

The following tables compare amounts reported in accordance with the requirements of ASC 606 to the amounts that would have been reported had the new standard not been applied:

Condensed Consolidated Balance Sheet
	June 2018
(In thousands)	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
ASSETS
Cash and equivalents	$467,917	$—	$467,917
Accounts receivable, net	1,428,535	(179,981)	1,248,554
Inventories	1,993,825	54,368	2,048,193
Other current assets	439,870	(49,400)	390,470
Total current assets	4,330,147	(175,013)	4,155,134
Property, plant and equipment, net	1,018,164	—	1,018,164
Goodwill and intangible assets, net	4,000,438	—	4,000,438
Other assets	843,005	381	843,386
TOTAL ASSETS	$10,191,754	$(174,632)	$10,017,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings and current portion of long-term debt	$1,323,112	$—	$1,323,112
Accounts payable	675,581	—	675,581
Accrued liabilities	996,863	(167,292)	829,571
Total current liabilities	2,995,556	(167,292)	2,828,264
Long-term debt	2,156,627	—	2,156,627
Other liabilities	1,308,455	(1,545)	1,306,910
Total liabilities	6,460,638	(168,837)	6,291,801
Total stockholders' equity	3,731,116	(5,795)	3,725,321
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,191,754	$(174,632)	$10,017,122

Condensed Consolidated Statement of Income
	Three Months Ended June 2018
(In thousands)	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
Net revenues	$2,788,146	$(9,695)	$2,778,451
Cost of goods sold	1,384,977	(12,806)	1,372,171
Selling, general and administrative expenses	1,172,287	3,576	1,175,863
Total costs and operating expenses	2,557,264	(9,230)	2,548,034
Operating income	230,882	(465)	230,417
Interest income (expense) and other income (expense), net	(44,550)	—	(44,550)
Income from continuing operations before income taxes	186,332	(465)	185,867
Income taxes	26,379	(82)	26,297
Income from continuing operations	159,953	(383)	159,570
Income (loss) from discontinued operations, net of tax	405	(3,456)	(3,051)
Net income	$160,358	$(3,839)	$156,519

9 VF Corporation Q1 2019 Form 10-Q

Condensed Consolidated Statement of Cash Flows - Operating Activities
	Three Months Ended June 2018
(In thousands)	As Reported	Impact of Adoption	Activities without Adoption of ASC 606
OPERATING ACTIVITIES
Net income	$160,358	$(3,839)	$156,519
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,130	144	71,274
Other adjustments, net	37,640	3,456	41,096
Changes in operating assets and liabilities:
Accounts receivable	(25,482)	169,972	144,490
Inventories	(140,751)	(48,565)	(189,316)
Accounts payable	87,126	—	87,126
Income taxes	(78,688)	(82)	(78,770)
Accrued liabilities	166,543	(166,013)	530
Other assets and liabilities	(732)	44,927	44,195
Cash provided by operating activities	$277,144	$—	$277,144
There was no impact to investing or financing activities within the Consolidated Statement of Cash Flows as a result of the adoption of ASC 606.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118", which allowed Securities and Exchange Commission ("SEC") registrants to record provisional amounts in earnings for the year ended December 30, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act (“Tax Act”). The Company recognized the estimated income tax effects of the Tax Act in its 2017 consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118") and recorded revisions of our provisional estimate during the three months ended June 2018 and March 2018. Refer to Note 13 for more information regarding the amounts recorded.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", an update to their accounting guidance related to the recognition and measurement of certain financial instruments. This guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance became effective for VF in the first quarter of Fiscal 2019, but did not impact VF's consolidated financial statements. The FASB has subsequently issued an update to clarify the previous guidance. The amendments in this updated guidance will be effective for VF in the second quarter of Fiscal 2019. The Company does not expect the adoption of this subsequent guidance to have a material impact on VF’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-04, "Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products", an update to their accounting guidance on extinguishments of financial liabilities that exempts prepaid stored-value products, or gift cards, from the existing guidance. The updated guidance requires that financial liabilities related to prepaid stored-value products be subject to breakage accounting, consistent with ASC 606. This guidance became effective for VF in the first quarter of Fiscal 2019, but did not impact VF’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", an update to their accounting guidance that addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance became effective for VF in the first quarter of Fiscal 2019 but did not impact VF’s Consolidated Statements of Cash Flows.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", an update that provides a more narrow framework to be used in evaluating whether a set of assets and activities constitutes a business. This guidance became effective for VF in the first quarter of Fiscal 2019 and was applied when accounting for the acquisitions completed during the period, but did not impact our conclusions on whether they are a business. Refer to Note 4 for further information related to acquisitions.
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", an update which requires employers to disaggregate the service cost component from other components of net periodic benefit costs. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest cost, expected return on plan assets, amortization of prior service costs or credits and actuarial gains and losses) separately and outside of operating income. The update specifies that only the service cost component is eligible for capitalization, which is consistent with VF’s current practice. The presentation change in the Consolidated Statements of Income requires application on a retrospective basis. The ASU was adopted by the Company on April 1, 2018, and as a result, operating income increased and non-operating expense increased $1.6 million for the three months ended June 2017. VF applied the practical expedient permitted under the guidance which allows entities to use information previously disclosed in the pension and other post-retirement benefit plans footnote as the basis to apply the

VF Corporation Q1 2019 Form 10-Q 10

retrospective presentation requirements. Refer to pension disclosure in Note 10.
In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting", an update that amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. This guidance became effective for VF beginning in the first quarter of Fiscal 2019, but did not impact VF’s consolidated financial statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", a new accounting standard on leasing. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics, including permitted transition methods. This new standard will require companies to record most leased assets and related liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. VF's cross-functional implementation team has completed the design phase of the project, which involved reviewing the standard's provisions, evaluating real estate and non-real estate lease arrangements and identifying arrangements that may contain embedded leases. This project is now in the implementation phase and the team is collecting information from lease contracts, assessing potential embedded leases and evaluating accounting policy elections. VF is also evaluating the impact of the new accounting standard on the Company's systems, processes and controls. Based on the efforts to date, VF expects this standard will have a material impact on the Consolidated Balance Sheets but does not expect it to have a material impact on the Consolidated Statements of Income. The Company will adopt the new standard in the first quarter of the year ended March 28, 2020 ("Fiscal 2020") utilizing the modified retrospective method and will recognize a cumulative-effect adjustment in retained earnings at the beginning of the period of adoption.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This guidance will be effective for VF in the first quarter of the year ended April 3, 2021 ("Fiscal 2021") with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.

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
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that companies must make a policy decision to either record deferred taxes related to GILTI inclusions or treat any taxes on GILTI inclusions as period costs. The Company is continuing to evaluate these options and will make its decision regarding the accounting policy election within the measurement period as provided under SAB 118. The Company has considered the taxes resulting from GILTI as a current-period expense for the three months ended June 2018.
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
In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", an update that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance will be effective for VF in the first quarter of Fiscal 2020 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF's consolidated financial statements.
In July 2018, the FASB issued ASU 2018-09, "Codification Improvements", an update that provides technical corrections, clarifications and other improvements across a variety of accounting topics. The transition and effective date guidance is based on the facts and circumstances of each amendment included in the ASU; however, many will be effective for VF in the first quarter of Fiscal 2020. The Company is evaluating the impact that adopting this guidance will have on VF's consolidated financial statements.

11 VF Corporation Q1 2019 Form 10-Q

NOTE 3 - REVENUES

Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has i) an obligation to pay for, ii) physical possession of, iii) legal title to, iv) risks and rewards of ownership of and v) accepted the goods or services. The timing of revenue recognition within the wholesale channel occurs either on shipment or delivery of goods based on contractual terms with the customer. The timing of revenue recognition in the direct-to-consumer channel generally occurs at the point of sale within VF-operated or concession retail stores and either on shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers, the Company's promise to the customer is a performance obligation to provide the specified goods, and thus the Company is the principal in the arrangement and revenue is recognized on a gross basis at the transaction price. For sourcing arrangements, the Company's promise to the customer is to arrange for certain goods, typically finished products, to be provided and thus the Company is acting as an agent and revenue is recognized on a net basis at the fee amount earned.
The duration of contractual arrangements with our customers in the wholesale and direct-to-consumer channels is typically less than one year. Payment terms with customers are generally between 30 and 60 days. The Company does not adjust the promised amount of consideration for the effects of a significant financing component as it is expected, at contract inception, that the period between the transfer of the promised good or service to the customer and the customer payment for the good or service will be one year or less.
The amount of revenue recognized in both wholesale and direct-to-consumer channels reflects the expected consideration to be received for providing the goods or services to the customer, which includes estimates for variable consideration. Variable consideration includes allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and product returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any changes in facts and circumstances. The Company utilizes the expected value method in determining its estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions.
Certain products sold by the Company include an assurance warranty. Product warranty costs are estimated based on historical and anticipated trends, and are recorded as cost of goods sold at the time revenue is recognized.
Revenue from the sale of gift cards is deferred and recorded as a contract liability until the gift card is redeemed by the customer, factoring in breakage as appropriate.
Various VF brands maintain customer loyalty programs where customers earn rewards from qualifying purchases or activities, which are redeemable for discounts on future purchases or other rewards. For its customer loyalty programs, the Company estimates the stand-alone selling price of the loyalty rewards and allocates a portion of the consideration for the sale of products to the loyalty points earned. The deferred amount is recorded as a contract liability, and is recognized as revenue when the points are redeemed or when the likelihood of redemption is remote.
The Company has elected to treat all shipping and handling activities as fulfillment costs and recognize the costs as selling, general and administrative expenses at the time the related revenue is recognized. Shipping and handling costs billed to customers are included in net revenues. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from the transaction price.
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guaranteed royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees' sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees. As of June 2018, the Company expects to recognize $119.3 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2024. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
The Company has applied the practical expedient to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less.
Performance Obligations
Disclosure is required for the aggregate transaction price allocated to performance obligations that are unsatisfied at the end of a reporting period, unless the optional practical expedients are applicable. VF is electing the practical expedients to not disclose the transaction price allocated to remaining performance obligations for i) variable consideration related to sales-based royalty arrangements and ii) contracts with an original expected duration of one year or less.
As of June 2018, there are no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and fixed consideration related to future minimum guarantees discussed above.
For the three months ended June 2018, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Contract Balances
Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less an estimated allowance for doubtful accounts.
Contract assets are rights to consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time. Once the Company has an unconditional right to consideration

VF Corporation Q1 2019 Form 10-Q 12

under a contract, amounts are invoiced and contract assets are reclassified to accounts receivable. The Company's primary contract assets relate to sales-based royalty arrangements, which are discussed in more detail above.
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's primary contract liabilities relate to gift cards, loyalty programs and sales-based royalty arrangements, which are discussed in more detail above.
The following table provides information about accounts receivable, contract assets and contract liabilities:

(In thousands)	June 2018	At Adoption - April 1, 2018
Accounts receivable, net	$1,428,535	$1,408,587
Contract assets (a)	2,931	2,600
Contract liabilities (b)	30,297	28,252

(a)	Included in the other current assets line item in the Consolidated Balance Sheets.

(b)	Included in the accrued liabilities line item in the Consolidated Balance Sheets.
For the three months ended June 2018, the Company recognized $13.1 million of revenue that was previously included in the contract liability balance. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. The wholesale channel includes fees generated from sourcing activities as the customers and point-in-time revenue recognition are similar to other wholesale arrangements.

	Three Months Ended June 2018
(In thousands)	Outdoor	Active	Work	Jeans	Other	Total
Channel revenues
Wholesale	$309,776	$654,848	$399,673	$525,455	$10,137	$1,899,889
Direct-to-consumer	255,964	475,536	37,838	70,365	26,103	865,806
Royalty	2,860	6,553	5,091	7,947	—	22,451
Total	$568,600	$1,136,937	$442,602	$603,767	$36,240	$2,788,146

Geographic revenues
United States	$262,856	$644,105	$350,136	$440,312	$36,240	$1,733,649
International	305,744	492,832	92,466	163,455	—	1,054,497
Total	$568,600	$1,136,937	$442,602	$603,767	$36,240	$2,788,146

	Three Months Ended June 2017
(In thousands)	Outdoor	Active	Work	Jeans	Other	Total
Channel revenues
Wholesale	$290,237	$541,476	$205,010	$509,851	$—	$1,546,574
Direct-to-consumer	242,904	362,280	1,847	70,665	28,320	706,016
Royalty	3,109	5,534	—	7,387	—	16,030
Total	$536,250	$909,290	$206,857	$587,903	$28,320	$2,268,620

Geographic revenues
United States	$272,591	$505,099	$202,248	$430,385	$28,320	$1,438,643
International	263,659	404,191	4,609	157,518	—	829,977
Total	$536,250	$909,290	$206,857	$587,903	$28,320	$2,268,620

13 VF Corporation Q1 2019 Form 10-Q

NOTE 4 — ACQUISITIONS

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
Williamson-Dickie was a privately held company based in Ft. Worth, Texas, and was one of the largest companies in the workwear sector with a portfolio of brands including Dickies®, Workrite®, Kodiak®, Terra® and Walls®. The acquisition of Williamson-Dickie brings together complementary assets and capabilities, and creates a workwear business that will now serve an even broader set of consumers and industries around the world.
For the three months ended June 2018, Williamson-Dickie contributed revenues of $219.1 million and net income of $14.8 million, including restructuring charges.
The allocation of the purchase price is preliminary and subject to change for certain income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the acquisition date.
The following table summarizes the estimated fair values of the Williamson-Dickie assets acquired and liabilities assumed at the date of acquisition:

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

The goodwill is attributable to the acquired workforce of Williamson-Dickie and the significant synergies expected to arise as a result of the acquisition. All of the goodwill was assigned to the Work segment and $52.3 million is expected to be deductible for tax purposes.
The Dickies®, Kodiak®, Terra® and Walls® trademarks, which management determined to have indefinite lives, have been valued at $316.1 million. The Workrite® trademark, valued at $0.8 million, is being amortized over three years.
Amortizable intangible assets have been assigned values of $78.6 million for customer relationships and $2.3 million for distribution agreements. Customer relationships are being amortized using an accelerated method over periods ranging from 10-13 years. Distribution agreements are being amortized on a straight-line basis over four years.
Total transaction expenses for the Williamson-Dickie acquisition were $15.0 million, all of which were recognized in the year ended December 30, 2017 in the selling, general and administrative expenses line item in VF's Consolidated Statements of Income.

VF Corporation Q1 2019 Form 10-Q 14

The following unaudited pro forma summary presents consolidated information of VF as if the acquisition of Williamson-Dickie had occurred on January 3, 2016:

(In thousands)	Three Months Ended June 2017 (unaudited)
Total revenues	$2,484,272
Income from continuing operations	113,919
Earnings per common share from continuing operations
Basic	$0.29
Diluted	0.28

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
Icebreaker

On April 3, 2018, VF acquired 100% of the stock of Icebreaker Holdings Limited ("Icebreaker") for NZ$274.4 million ($198.5 million) in cash. The purchase price decreased NZ$1.0 million ($0.7 million) during the first quarter of Fiscal 2019 related to a working capital adjustment, and remains subject to further working capital and other adjustments. The purchase price was primarily funded with short-term borrowings.
Icebreaker was a privately held company based in Auckland, New Zealand. Icebreaker®, the primary brand, specializes in high-performance apparel based on natural fibers, including Merino wool, plant-based fibers and recycled fibers. It is an ideal complement to VF's Smartwool® brand, which also features Merino wool in its clothing and accessories. Together, the Smartwool® and Icebreaker® brands will position VF as a global leader in the Merino wool and natural fiber categories.
For the three months ended June 2018, Icebreaker contributed revenues of $25.7 million and a net loss of $0.8 million.
The allocation of the purchase price is preliminary and subject to change, primarily for certain income tax matters. Accordingly, adjustments may be made to the value of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the acquisition date.
The following table summarizes the estimated fair values of the Icebreaker assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	April 3, 2018
Cash and equivalents	$6,444
Accounts receivable	16,781
Inventories	31,728
Other current assets	3,931
Property, plant and equipment	3,858
Intangible assets	98,041
Other assets	4,758
Total assets acquired	165,541

Short-term borrowings	7,235
Accounts payable	2,075
Other current liabilities	21,919
Deferred income tax liabilities	22,802
Other non-current liabilities	433
Total liabilities assumed	54,464

Net assets acquired	111,077
Goodwill	86,760
Purchase price	$197,837

15 VF Corporation Q1 2019 Form 10-Q

The goodwill is attributable to the acquired workforce of Icebreaker and the significant synergies expected to arise as a result of the acquisition. All of the goodwill has been assigned to the Outdoor segment and none is expected to be deductible for tax purposes.
The Icebreaker® trademark, which management determined to have an indefinite life, has been valued at $70.1 million. Amortizable intangible assets have been assigned values of $27.8 million for customer relationships and $0.2 million for distribution agreements. Customer relationships are being amortized using an accelerated method over 11.5 years. Distribution agreements are being amortized on a straight-line basis over four years.
Total transaction expenses for the Icebreaker acquisition of $7.4 million have been recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Income, of which $4.1 million was recognized during the three months ended June 2018. In addition, the Company has recognized a $9.9 million gain on derivatives used to hedge the purchase price of Icebreaker in the other income (expense), net line item in the Consolidated Statements of Income, of which $0.3 million was recognized during the three months ended June 2018.
Pro forma results of operations of the Company would not be materially different as a result of the Icebreaker acquisition and therefore are not presented.

Altra

On June 1, 2018, VF acquired 100% of the stock of Icon-Altra LLC, plus certain assets in Europe ("Altra"). The purchase price was $131.7 million in cash, subject to working capital and other adjustments and was primarily funded with short-term borrowings.
Altra®, the primary brand, is an athletic and performance-based lifestyle footwear brand, based in Logan, Utah. Altra provides VF with a unique and differentiated technical footwear brand and a capability that, when applied across VF's footwear, direct-to-consumer and international platforms, will serve as a catalyst for growth.
For the three months ended June 2018, Altra contributed revenues of $4.0 million and net income of $0.1 million.
The Altra acquisition occurred late in the first quarter of Fiscal 2019, and VF is still in the process of valuing the assets acquired and liabilities assumed. Accordingly, the allocation of the purchase price is preliminary and subject to change, primarily for final adjustments to net working capital, income tax and limited other valuation matters. Adjustments may be made to the values of the acquired assets and liabilities as additional information is obtained about the facts and circumstances that existed at the valuation date.
The following table summarizes the estimated fair values of the Altra assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	June 1, 2018
Accounts receivable	$10,101
Inventories	9,434
Other current assets	575
Property, plant and equipment	1,214
Intangible assets	59,700
Total assets acquired	81,024

Accounts payable	5,068
Other current liabilities	7,415
Total liabilities assumed	12,483

Net assets acquired	68,541
Goodwill	63,122
Purchase price	$131,663

The goodwill is attributable to the significant growth and synergies expected to arise as a result of the acquisition. All of the goodwill was assigned to the Outdoor segment and is expected to be deductible for tax purposes. The Altra® trademark, which management determined to have an indefinite life, has been valued at $46.4 million. Amortizable intangible assets have been assigned values of $13.0 million for customer relationships and $0.3 million for distribution agreements. Customer relationships are being amortized using an accelerated method over 15 years. Distribution agreements are being amortized on a straight-line basis over four years.

Total transaction expenses for the Altra acquisition of $2.3 million have been recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Income during the three months ended June 2018.
Pro forma results of operations of the Company would not be materially different as a result of the Altra acquisition and therefore are not presented.

VF Corporation Q1 2019 Form 10-Q 16

NOTE 5 — DISCONTINUED OPERATIONS

The Company continuously assesses the composition of our portfolio to ensure it is aligned with our strategic objectives and positioned to maximize growth and return to our shareholders.
Nautica® Brand Business
During the three months ended December 30, 2017, the Company reached the strategic decision to exit the Nautica® brand business, and determined that it met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of the Nautica® brand business as discontinued operations in the Consolidated Statements of Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented.
On April 30, 2018, VF completed the sale of the Nautica® brand business for $289.1 million in cash. The estimated after-tax loss on sale is $38.6 million, which is subject to working capital and other adjustments.
The results of the Nautica® brand's North America business were previously reported in the former Sportswear segment, and the results of the Asia business were previously reported in the former Outdoor & Action Sports segment. The results of the Nautica® brand business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income were income of $0.4 million (including a $5.0 million decrease in the estimated loss on sale) for the three months ended June 2018 and income of $7.8 million for the three months ended June 2017.
Certain corporate overhead costs and segment costs previously allocated to the Nautica® brand business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.
Under the terms of the transition services agreement, the Company will provide certain support services for periods up to 12 months from the closing date of the transaction. Revenue and expense items associated with the transition services are recorded in the other category included in the reconciliation of segment revenues and segment profit in Note 14.
Licensing Business
During the three months ended April 1, 2017, the Company reached the strategic decision to exit its Licensing Business, which comprised the Licensed Sports Group ("LSG") and the JanSport®

brand collegiate businesses. Accordingly, the Company has reported the results of the businesses as discontinued operations in the Consolidated Statements of Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented.
LSG included the Majestic® brand and was previously reported within the former Imagewear segment. On April 28, 2017, VF completed the sale of LSG to Fanatics, Inc. The Company received proceeds of $213.5 million, net of cash sold, resulting in a final after-tax loss on sale of $4.1 million, of which $3.0 million is included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three months ended June 2017.
The LSG results recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income were losses of $4.6 million (including a $3.0 million adjustment to the estimated loss on sale) for the three months ended June 2017.
During the three months ended December 30, 2017, VF completed the sale of the assets associated with the JanSport® brand collegiate business, which was previously included within the former Outdoor & Action Sports segment. The Company received net proceeds of $1.5 million and recorded a final after-tax loss on sale of $0.2 million, of which a $0.2 million gain is included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three months ended June 2017.
The JanSport® brand collegiate results recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income were losses of $0.4 million (including a $0.2 million decrease to the estimated loss on sale) for the three months ended June 2017.
Certain corporate overhead and other costs previously allocated to the Licensing Business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.
Under the terms of the transition services agreement, the Company is providing certain support services for periods up to 24 months from the closing date of the transaction. Revenue and expense items associated with the transition services are primarily recorded in the Work segment.

17 VF Corporation Q1 2019 Form 10-Q

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Nautica® brand business and the Licensing Business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Three Months Ended June
(In thousands)	2018	2017
Revenues	$21,913	$123,456
Cost of goods sold	14,706	70,906
Selling, general and administrative expenses	12,391	45,602
Interest expense, net	—	(7)
Other income, net	272	5
Income (loss) from discontinued operations before income taxes	(4,912)	6,946
Gain (loss) on the sale of discontinued operations before income taxes	4,206	(6,386)
Total income (loss) from discontinued operations before income taxes	(706)	560
Income tax benefit	1,111	2,237
Income from discontinued operations, net of tax	$405	$2,797
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	June 2018	March 2018	June 2017
Cash	$—	$2,330	$497
Accounts receivable, net	—	26,298	12,101
Inventories	—	55,610	49,920
Other current assets	—	1,247	864
Property, plant and equipment, net	—	15,021	16,266
Intangible assets	—	262,202	264,348
Goodwill	—	49,005	153,656
Other assets	—	3,961	2,831
Allowance to reduce assets to estimated fair value, less costs to sell	—	(42,094)	—
Total assets of discontinued operations (a)	$—	$373,580	$500,483

Accounts payable	$—	$11,619	$10,428
Accrued liabilities	—	10,658	15,293
Other liabilities	—	11,912	12,311
Deferred income tax liabilities (b)	—	51,838	77,731
Total liabilities of discontinued operations (a)	$—	$86,027	$115,763

(a)	Amounts at June 2017 related to the Nautica® brand business have been classified as current and long-term in the Consolidated Balance Sheets.

(b)	Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures and operating noncash items for any periods presented. Depreciation and amortization expense was $3.1 million for the three months ended June 2017.

VF Corporation Q1 2019 Form 10-Q 18

NOTE 6 — SALE OF ACCOUNTS RECEIVABLE

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $367.5 million of VF’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the three months ended June 2018 and 2017, VF sold total accounts receivable of $317.6 million and $299.7 million, respectively. As of

June 2018, March 2018 and June 2017, $212.8 million, $191.2 million and $199.3 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in the other income (expense), net line item in the Consolidated Statements of Income, and was $1.6 million and $1.0 million for the three months ended June 2018 and 2017, respectively. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.
NOTE 7 — INVENTORIES

(In thousands)	June 2018	March 2018	June 2017
Finished products	$1,766,072	$1,654,137	$1,462,010
Work-in-process	116,935	103,757	101,728
Raw materials	110,818	103,547	99,314
Total inventories	$1,993,825	$1,861,441	$1,663,052
NOTE 8 — INTANGIBLE ASSETS

			June 2018			March 2018
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	17 years	Accelerated	$370,718	$143,481	$227,237	$201,544
License agreements	20 years	Accelerated	19,798	13,894	5,904	6,256
Trademarks	16 years	Straight-line	58,932	9,283	49,649	50,623
Other	8 years	Straight-line	9,287	4,191	5,096	5,170
Amortizable intangible assets, net					287,886	263,593
Indefinite-lived intangible assets:
Trademarks and trade names					1,896,390	1,856,517
Intangible assets, net					$2,184,276	$2,120,110

Intangible assets increased during the three months ended June 2018 due to the addition of intangible assets from the Icebreaker and Altra acquisitions, which was partially offset by the impact of foreign currency fluctuations.
Amortization expense for the three months ended June 2018 was $7.9 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2019 is $33.5 million, $32.8 million, $31.2 million, $29.2 million and $27.6 million, respectively.
Rock & Republic® Impairment Analysis
The Rock & Republic® brand has an exclusive wholesale distribution and licensing arrangement with Kohl's Corporation that covers all branded apparel, accessories and other merchandise. As of June 30, 2018, VF performed a quantitative impairment analysis of the

Rock & Republic® amortizing trademark intangible asset to determine if the carrying value was recoverable. We determined this testing was necessary based on the expectation that certain customer contract terms would be modified. Management used the income-based relief-from-royalty method and the contractual 4% royalty rate to calculate the pre-tax undiscounted future cash flows. Based on the analysis performed, management concluded that the trademark intangible asset does not require further testing as the undiscounted cash flows exceeded the carrying value of $49.0 million.
It is possible that VF's conclusion regarding the recoverability of the intangible asset could change in future periods as there can be no assurance that the estimates and assumptions used in the analysis as of June 30, 2018 will prove to be accurate predictions of the future.

19 VF Corporation Q1 2019 Form 10-Q

NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Jeans	Total
Balance, March 2018	$844,726	$463,187	$172,472	$212,834	$1,693,219
Fiscal 2019 acquisitions	149,882	—	—	—	149,882
Currency translation	(8,820)	(12,772)	(1,193)	(4,154)	(26,939)
Balance, June 2018	$985,788	$450,415	$171,279	$208,680	$1,816,162

In connection with the realignment of the Company's segment reporting structure, the Company allocated goodwill to any newly identified reporting units using a relative fair value approach as of the first day of the first quarter of Fiscal 2019. Balances as of March 2018 have been retrospectively adjusted to reflect the reallocation.

Refer to Note 14 for additional information regarding the Company's reportable segments.
Accumulated impairment charges for the Active segment were $31.1 million as of June 2018 and March 2018. No impairment charges were recorded during the three months ended June 2018.
NOTE 10 - PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended June
(In thousands)	2018	2017
Service cost – benefits earned during the period	$6,224	$6,115
Interest cost on projected benefit obligations	16,013	14,709
Expected return on plan assets	(23,834)	(23,797)
Pension settlement charges	6,842	—
Pension curtailment losses	9,483	—
Amortization of deferred amounts:
Net deferred actuarial losses	8,822	10,002
Deferred prior service costs	669	645
Net periodic pension cost	$24,219	$7,674
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.

On April 1, 2018, VF adopted ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which requires the Company to disaggregate the service cost component from other components of net periodic pension cost. Accordingly, in the Consolidated Statements of Income, VF has reported the service cost component within operating income and the other components of net periodic pension cost (which include interest cost, expected return on plan assets, amortization of prior service costs or credits and actuarial gains and losses) in the other income (expense), net line item.
VF contributed $21.7 million to its defined benefit plans during the three months ended June 2018, and intends to make approximately $20.1 million of contributions during the remainder of Fiscal 2019.

In the first quarter of Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified defined benefit pension plan and the supplemental defined benefit pension plan, effective December 31, 2018. Accordingly, the Company recognized a $9.5 million pension curtailment loss in the other income (expense), net line item in the Consolidated Statement of Income for the three months ended June 2018. Actuarial valuations were obtained as of June 30, 2018.
Additionally, VF reported $6.8 million in settlement charges in the other income (expense), net line item in the Consolidated Statement of Income for the three months ended June 2018 related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. An actuarial valuation was obtained as of April 30, 2018 ("April 2018").
Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate. The discount rates used to determine pension obligations were as follows:

	June 2018	April 2018
U.S. qualified defined benefit pension plan	4.25%	N/A
Supplemental defined benefit pension plan	4.24%	4.22%

VF Corporation Q1 2019 Form 10-Q 20

NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During the three months ended June 2018, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of June 2018, March 2018 or June 2017. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the three months ended June 2018, the Company did not purchase shares of Common Stock in open market transactions related to its deferred compensation plans.

Balances related to shares held for deferred compensation plans were as follows:

(In thousands, except share amounts)	June 2018	March 2018	June 2017
Shares held for deferred compensation plans	210,124	284,785	343,975
Cost of shares held for deferred compensation plans	$2,663	$3,621	$4,167

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

(In thousands)	June 2018	March 2018	June 2017
Foreign currency translation and other	$(651,739)	$(476,869)	$(633,209)
Defined benefit pension plans	(230,517)	(289,618)	(275,089)
Derivative financial instruments	178	(97,543)	(22,299)
Accumulated other comprehensive income (loss)	$(882,078)	$(864,030)	$(930,597)
The changes in accumulated OCI, net of related taxes, are as follows:

	Three Months Ended June 2018
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2018	$(476,869)	$(289,618)	$(97,543)	$(864,030)
Other comprehensive income (loss) before reclassifications	(174,870)	40,228	83,271	(51,371)
Amounts reclassified from accumulated other comprehensive income (loss)	—	18,873	14,450	33,323
Net other comprehensive income (loss)	(174,870)	59,101	97,721	(18,048)
Balance, June 2018	$(651,739)	$(230,517)	$178	$(882,078)

	Three Months Ended June 2017
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2017	$(742,281)	$(281,721)	$35,962	$(988,040)
Other comprehensive income (loss) before reclassifications	109,072	—	(48,476)	60,596
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,632	(9,785)	(3,153)
Net other comprehensive income (loss)	109,072	6,632	(58,261)	57,443
Balance, June 2017	$(633,209)	$(275,089)	$(22,299)	$(930,597)

21 VF Corporation Q1 2019 Form 10-Q

Reclassifications out of accumulated OCI are as follows:

(In thousands) Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income	Three Months Ended June

		2018	2017
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(8,822)	$(10,002)
Deferred prior service costs	Other income (expense), net	(669)	(645)
Pension curtailment losses and settlement charges	Other income (expense), net	(16,325)	—
Total before tax		(25,816)	(10,647)
Tax benefit		6,943	4,015
Net of tax		(18,873)	(6,632)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	945	7,047
Foreign exchange contracts	Cost of goods sold	(11,938)	5,653
Foreign exchange contracts	Selling, general and administrative expenses	(2,698)	(243)
Foreign exchange contracts	Other income (expense), net	(1,393)	37
Interest rate contracts	Interest expense	(1,233)	(1,175)
Total before tax		(16,317)	11,319
Tax benefit (expense)		1,867	(1,534)
Net of tax		(14,450)	9,785
Total reclassifications for the period, net of tax		$(33,323)	$3,153

VF Corporation Q1 2019 Form 10-Q 22

NOTE 12 — STOCK-BASED COMPENSATION

During the three months ended June 2018, VF granted stock options to employees to purchase 43,110 shares of its Common Stock at an exercise price of $77.23 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years.
The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

Three Months Ended June 2018
Expected volatility	24% to 29%
Weighted average expected volatility	25%
Expected term (in years)	6.1 to 7.5
Weighted average dividend yield	2.7%
Risk-free interest rate	2.1% to 3.0%
Weighted average fair value at date of grant	$16.00

Also during the three months ended June 2018, VF granted 9,185 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of the three-year performance period. The fair market value of VF Common Stock at the date the units were granted was $77.23 per share.
The actual number of performance-based RSUs earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Consumer Discretionary Index. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $4.61 per share.

VF granted 41,666 nonperformance-based RSUs to certain key employees in international jurisdictions during the three months ended June 2018. These units generally vest over periods of up to three years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $76.82 per share.
In addition, VF granted 10,676 nonperformance-based RSUs to employees during the three months ended June 2018. These awards generally vest 50% over a two-year period and 50% over a four-year period from the date of grant and entitle the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $77.23 per share.
For all nonperformance-based RSUs granted during the three months ended June 2018, dividend equivalents accrue and are payable in additional shares of VF Common Stock at the vesting date. Dividend equivalents are subject to the same risk of forfeiture as the nonperformance-based RSUs.
VF granted 15,323 restricted shares of VF Common Stock to certain members of management during the three months ended June 2018. These shares vest over periods of up to four years from the date of grant. The weighted average fair market value of VF Common Stock at the dates the shares were granted was $79.66 per share.

23 VF Corporation Q1 2019 Form 10-Q

NOTE 13 — INCOME TAXES

On December 22, 2017, the U.S. government enacted the Tax Act, which included a broad range of complex provisions impacting the taxation of multi-national companies. Generally, accounting for the impacts of newly enacted tax legislation is required to be completed in the period of enactment; however, in response to the complexities and ambiguity surrounding the Tax Act, the SEC released SAB 118 to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC has provided a one-year measurement period for companies to analyze and finalize accounting for the Tax Act. During the one-year measurement period, SAB 118 allows companies to recognize provisional amounts when reasonable estimates can be made for the impacts resulting from the Tax Act.
During the fourth quarter of 2017, VF recognized a provisional charge of approximately $465.5 million to reflect the impacts resulting from the Tax Act, primarily comprised of approximately $512.4 million related to the transition tax and approximately $89.5 million of tax benefits related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional charges of $42.6 million were primarily related to U.S. federal and state tax on foreign income and dividends and establishing a deferred tax liability for foreign withholding taxes as the Company is not asserting indefinite reinvestment on short-term liquid assets of certain foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested. All amounts recorded in 2017 related to the Tax Act remain provisional.
Under GAAP, companies are allowed to make an accounting policy election to either treat taxes resulting from global intangible low-tax income ("GILTI") as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company has not completed its analysis related to this accounting policy election and has therefore considered the taxes resulting from GILTI as a current-period expense for the three-month period ended June 2018. See Note 2 for additional discussion on GILTI policy election.
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
The effective income tax rate for the three months ended June 2018 was 14.2% compared to 21.2% in the 2017 period. The three months ended June 2018 included a net discrete tax benefit of $6.6 million, which included a $6.4 million tax benefit related to stock compensation, $1.1 million of net tax expense related to unrecognized tax benefits and interest, a $2.9 million net tax benefit related to adjustments to provisional amounts recorded in 2017 under the Tax Act and $1.6 million of tax expense related to adjustments to previously recognized state income tax credits. The $6.6 million net discrete tax benefit in the three months ended June 2018 reduced the effective income tax rate by 3.5%. The 2017 period included a net discrete tax expense of $1.1 million, which included a $2.0 million tax benefit related to stock compensation, $1.2 million of net tax expense related to unrecognized tax benefits and interest, and $1.9 million of discrete tax expense related to the effects of tax rate changes. The $1.1 million net discrete tax expense in the 2017 period increased the effective income tax rate by 0.9%. Without discrete items, the effective income tax rate for the three months ended June 2018 decreased by 2.6% compared with the 2017 period primarily due to a lower U.S. corporate income tax rate that was effective beginning January 1, 2018.
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
During the three months ended June 2018, the amount of net unrecognized tax benefits and associated interest increased by $2.5 million to $171.5 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $13.0 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $12.0 million would reduce income tax expense.

VF Corporation Q1 2019 Form 10-Q 24

NOTE 14 — REPORTABLE SEGMENT INFORMATION

In light of recently completed portfolio management actions and organizational realignments, the Company has realigned its internal reporting structure to reflect the organizational changes to better support and assess the operations of the business. The chief operating decision maker allocates resources and assesses performance based on a global brand view which represents VF's operating segments. The operating segments have been evaluated and combined into reportable segments because they have met the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. Based on this assessment, the Company's new reportable segments have been identified as: Outdoor, Active, Work and Jeans.
Below is a description of VF's reportable segments and the primary brands included within each:

REPORTABLE SEGMENT	PRIMARY BRANDS
Outdoor - Outdoor apparel, footwear and equipment	The North Face®
Timberland® (excluding Timberland PRO®)
Smartwool®
Icebreaker®
Altra®

Active - Active apparel, footwear and accessories	Vans®
Kipling®
Napapijri®
JanSport®
Reef®
Eastpak®
Eagle Creek®

Work - Work and work-inspired lifestyle apparel, footwear and occupational apparel	Dickies®
Bulwark®
Red Kap®
Timberland PRO®
Wrangler® RIGGS
Walls®
Terra®
Kodiak®
Horace Small®

Jeans - Denim and casual apparel	Wrangler® (excluding Wrangler® RIGGS)
Lee®
Rock and Republic®

Other - included in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Includes sales of non-VF products at VF Outlet® stores and results from transition services related to the sale of the Nautica® brand business.

In the tables below, the Company has recast historical financial information to reflect the new reportable segments. The recast historical information has no impact on the Company's previously reported consolidated financial statements.
The results of Williamson-Dickie have been included in the Work segment since the October 2, 2017 acquisition date. The results of Kipling North America, which were previously included in the former Sportswear segment, have been included in the Active segment for all periods presented. The results of Icebreaker and

Altra have been included in the Outdoor segment since their acquisition dates of April 3, 2018 and June 1, 2018, respectively.
The primary financial measures used by management to evaluate the financial results of VF's reportable segments are segment revenues and segment profit. Segment profit comprises the operating income and other income (expense), net line items of each segment.
Accounting policies used for internal management reporting at the individual segments are consistent with those in Note A of the 2017

25 VF Corporation Q1 2019 Form 10-Q

Form 10-K, except as stated below. Corporate costs (other than common costs allocated to the segments), impairment charges and net interest expense are not controlled by segment management and therefore are excluded from the measurement of segment profit. Common costs such as information systems processing, retirement benefits and insurance are allocated from corporate costs to the segments based on appropriate metrics such as usage or employment. Corporate costs that are not allocated to the segments consist of corporate headquarters expenses (including compensation and benefits of corporate management and staff, certain legal and professional fees and administrative and general costs) and other expenses which include a portion of defined benefit pension costs, development costs for management information systems, costs of registering, maintaining and enforcing certain of VF's trademarks and miscellaneous consolidated costs. Defined benefit pension plans in the U.S. are centrally managed. The current year service component of pension costs is allocated to the segments, while the remaining pension cost components are reported in corporate and other expenses.
Financial information for VF's reportable segments is as follows:

	Three Months Ended June
(In thousands)	2018	2017
Segment revenues:
Outdoor	$568,600	$536,250
Active	1,136,937	909,290
Work	442,602	206,857
Jeans	603,767	587,903
Other	36,240	28,320
Total segment revenues	$2,788,146	$2,268,620
Segment profit:
Outdoor	$(83,495)	$(62,018)
Active	269,197	184,628
Work	55,244	34,159
Jeans	87,049	81,258
Other	2,160	(322)
Total segment profit	330,155	237,705
Corporate and other expenses (a)	(119,939)	(81,246)
Interest expense, net	(23,884)	(20,607)
Income from continuing operations before income taxes	$186,332	$135,852

(a)
Certain corporate overhead and other costs of $4.2 million for the three-month period ended June 2017, previously allocated to the former Sportswear and Outdoor & Action Sports segments for segment reporting purposes, have been reallocated to continuing operations as discussed in Note 5.

NOTE 15 – EARNINGS PER SHARE

	Three Months Ended June
(In thousands, except per share amounts)	2018	2017
Earnings per share – basic:
Income from continuing operations	$159,953	$107,092
Weighted average common shares outstanding	394,165	397,065
Earnings per share from continuing operations	$0.41	$0.27
Earnings per share – diluted:
Income from continuing operations	$159,953	$107,092
Weighted average common shares outstanding	394,165	397,065
Incremental shares from stock options and other dilutive securities	5,383	3,447
Adjusted weighted average common shares outstanding	399,548	400,512
Earnings per share from continuing operations	$0.40	$0.27

For the three months ended June 2018, all outstanding options to purchase shares were dilutive and included in the calculation of diluted earnings per share. Outstanding options to purchase 10.3 million shares were excluded from the calculation of diluted earnings per share for the three-month period ended June 2017 because the effect of their inclusion would have been antidilutive.

VF Corporation Q1 2019 Form 10-Q 26

In addition, 0.9 million and 1.1 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three-month periods ended June 2018 and June 2017, respectively, because these units were not considered to be contingent outstanding shares in those periods.
NOTE 16 – FAIR VALUE MEASUREMENTS
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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
June 2018
Financial assets:
Cash equivalents:
Money market funds	$237,797	$237,797	$—	$—
Time deposits	4,266	4,266	—	—
Derivative financial instruments	53,417	—	53,417	—
Investment securities	192,065	182,063	10,002	—
Financial liabilities:
Derivative financial instruments	34,189	—	34,189	—
Deferred compensation	216,263	—	216,263	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2018
Financial assets:
Cash equivalents:
Money market funds	$185,118	$185,118	$—	$—
Time deposits	7,714	7,714	—	—
Derivative financial instruments	31,400	—	31,400	—
Investment securities	194,160	183,802	10,358	—
Financial liabilities:
Derivative financial instruments	106,174	—	106,174	—
Deferred compensation	227,808	—	227,808	—

(a)	There were no transfers among the levels within the fair value hierarchy during the three months ended June 2018 or March 2018.

VF’s cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. Investment securities are held in VF’s deferred compensation plans as an economic hedge of the related deferred compensation liabilities. These investments are classified as trading securities and primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed-

27 VF Corporation Q1 2019 Form 10-Q

income fund (Level 2) with underlying investments that are valued based on quoted prices for similar assets in active markets or quoted prices in inactive markets for identical assets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2018 and March 2018, their carrying values approximated their fair values. Additionally, at June 2018 and March 2018, the carrying values of VF’s long-term debt, including the current portion, were $2,162.8 million and $2,218.8 million, respectively, compared with fair values of $2,325.2 million and $2,403.9 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

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
See Critical Accounting Policies and Estimates within Management's Discussion and Analysis for additional discussion regarding non-recurring fair value measurements during the three months ended June 2018.
NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.9 billion at both June 2018 and March 2018 and

$2.4 billion at June 2017, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Swiss franc, Swedish krona, South Korean won, Japanese yen, Polish zloty and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	June 2018	March 2018	June 2017	June 2018	March 2018	June 2017
Foreign currency exchange contracts designated as hedging instruments	$53,417	$21,496	$36,265	$(33,984)	$(105,795)	$(52,447)
Foreign currency exchange contracts not designated as hedging instruments	—	9,904	—	(205)	(379)	(187)
Total derivatives	$53,417	$31,400	$36,265	$(34,189)	$(106,174)	$(52,634)
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

	June 2018		March 2018		June 2017

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$53,417	$(34,189)	$31,400	$(106,174)	$36,265	$(52,634)
Gross amounts not offset in the Consolidated Balance Sheets	(30,304)	30,304	(20,918)	20,918	(31,054)	31,054
Net amounts	$23,113	$(3,885)	$10,482	$(85,256)	$5,211	$(21,580)

VF Corporation Q1 2019 Form 10-Q 28

Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	June 2018	March 2018	June 2017
Other current assets	$32,144	$26,741	$30,780
Accrued liabilities	(32,508)	(96,087)	(32,299)
Other assets	21,273	4,659	5,485
Other liabilities	(1,681)	(10,087)	(20,335)
Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended June

Cash Flow Hedging Relationships	2018	2017
Foreign currency exchange	$94,629	$(56,339)

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended June

Location of Gain (Loss)	2018	2017
Net sales	$945	$7,047
Cost of goods sold	(11,938)	5,653
Selling, general and administrative expenses	(2,698)	(243)
Other income (expense), net	(1,393)	37
Interest expense	(1,233)	(1,175)
Total	$(16,317)	$11,319
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

In addition, VF entered into foreign exchange forward contracts to hedge the purchase price of the Icebreaker acquisition. These contracts were not designated as hedges, and were recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments were recognized directly in earnings. All contracts were settled in conjunction with the acquisition.
Following is a summary of these derivatives included in VF’s Consolidated Statements of Income:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended June

Derivatives Not Designated as Hedges		2018	2017
Foreign currency exchange	Cost of goods sold	$(1,841)	$359
Foreign currency exchange	Other income (expense), net	1,096	(1,270)
Total		$(745)	$(911)

Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three-month periods ended June 2018 and June 2017.
At June 2018, accumulated OCI included $14.3 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $15.5 million at June 2018, which will be reclassified into interest

29 VF Corporation Q1 2019 Form 10-Q

expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.2 million of net deferred losses from accumulated OCI into interest expense in each of the three-month periods ended June 2018 and June 2017. VF expects to reclassify $5.1 million to interest expense during the next 12 months.
Net Investment Hedge
The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three-month periods ended June 2018 and June 2017, the Company recognized an after-tax gain of $41.0 million and an after-tax loss of $37.3 million, respectively, in OCI related to the net investment hedge. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedge during the three-month periods ended June 2018 and June 2017.
NOTE 18 — RESTRUCTURING

The Company typically incurs restructuring charges related to the cost optimization of business activities. During the three months ended June 2018, VF leadership approved $10.7 million of restructuring charges related to cost optimization activities, of which $7.9 million was recognized in selling, general and administrative expenses and $2.8 million in cost of goods sold. The Company has not recognized significant incremental costs related to the 2016 and 2017 initiatives. Management expects to recognize additional expense for cost optimization activities during Fiscal 2019.
Of the $48.7 million total restructuring accrual at June 2018, $41.3 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $7.4 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The activity in the restructuring accrual for the three-month period ended June 2018 is as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2018	$43,145	$444	$43,589
Charges	9,915	748	10,663
Cash payments	(5,404)	(444)	(5,848)
Adjustments to accruals	490	—	490
Currency translation	(157)	—	(157)
Accrual at June 2018	$47,989	$748	$48,737

Restructuring charges were incurred as follows:

(In thousands)	Three Months Ended June 2018
Outdoor	$2,898
Active	2,559
Work	2,828
Jeans	872
Corporate and other	1,506
Total	$10,663

NOTE 19 – SUBSEQUENT EVENTS
On July 17, 2018, VF’s Board of Directors declared a quarterly cash dividend of $0.46 per share, payable on September 20, 2018 to stockholders of record on September 10, 2018.

VF Corporation Q1 2019 Form 10-Q 30

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) changed to a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. The Company's current fiscal year will run from April 1, 2018 through March 30, 2019 ("Fiscal 2019"). This document reflects the Company's first quarter of Fiscal 2019. For presentation purposes herein, all references to periods ended June 2018, March 2018 and June 2017 relate to the fiscal periods ended on June 30, 2018, March 31, 2018 and July 1, 2017, respectively.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. All references to foreign currency amounts below reflect the changes in foreign exchange rates from the same period in 2017 and their impact on translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
In light of the recently completed portfolio management actions and organizational realignments, the Company has realigned its internal reporting structure to reflect the organizational changes to better support and assess the operations of the business. The chief operating decision maker allocates resources and assesses performance based on a global brand view with the new reportable segments: Outdoor, Active, Work and Jeans. In the tables below, the Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations. Refer to additional discussion in the “Information by Reportable Segment” section below and Note 14 to VF's consolidated financial statements.
On October 2, 2017, VF acquired 100% of the outstanding shares of Williamson-Dickie Mfg. Co. ("Williamson-Dickie") and the business results have been included in the Work segment. On April 3, 2018, VF acquired 100% of the stock of Icebreaker Holdings Limited ("Icebreaker"). On June 1, 2018, VF acquired 100% of the stock of Icon-Altra LLC, plus certain assets in Europe ("Altra"). The business results for both acquisitions have been included in the Outdoor segment. Refer to Note 4 to VF's consolidated financial statements for additional information on acquisitions.
The Nautica® brand business and the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses) have been reported as discontinued operations in our Consolidated Statements of Income, and the related assets and liabilities have been presented as held-for-sale in the Consolidated Balance Sheets, through their dates of disposal. These changes have been applied to all periods presented. Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations. Refer to Note 5 to VF’s consolidated financial statements for additional information on discontinued operations.

HIGHLIGHTS OF THE FIRST QUARTER OF FISCAL 2019

•
Revenues were up 23% to $2.8 billion compared to the three months ended June 2017, including a $248.8 million, or 11-percentage point, contribution from acquisitions and a 2% favorable impact from foreign currency.

•	Active segment revenues increased 25% to $1.1 billion compared to the three months ended June 2017, including a 3% favorable impact from foreign currency.

•
Direct-to-consumer revenues were up 22% over the 2017 period, including a 2% favorable impact from foreign currency and a 6-percentage point contribution from acquisitions. E-commerce revenues increased 54% in the current period, including a 4% favorable impact from foreign currency and a 21-percentage point contribution from acquisitions. Direct-to-consumer revenues accounted for 31% of total revenues for the three months ended June 2018.

•
International revenues increased 27% compared to the three months ended June 2017, including a 5% favorable impact from foreign currency and a 13-percentage point contribution from acquisitions. International revenues represented 38% of total revenues in the current period.

•	Gross margin increased 70 basis points to 50.3% in the three months ended June 2018.

•
Earnings per share increased 50% to $0.40 from $0.27 in the 2017 period, driven by organic growth in the Active segment and continued strength in our direct-to-consumer and international businesses, a decrease in the effective tax rate, contributions from acquisitions and a favorable impact from foreign currency. These improvements were partially offset by expenses related to the acquisition and integration of businesses.

31 VF Corporation Q1 2019 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Income
The following table presents a summary of the changes in total revenues for the three months ended June 2018 from the comparable period in 2017:

(In millions)	Three Months Ended June
Net revenues — 2017	$2,268.6
Organic growth	225.0
Acquisitions	248.8
Impact of foreign currency	45.7
Net revenues — 2018	$2,788.1

VF reported a 23% increase in revenues for the three months ended June 2018 compared to the 2017 period. The revenue increase was attributable to organic growth in the Active segment, contributions from acquisitions and continued strength in our direct-to-consumer and international businesses. International sales grew in every region in the three months ended June 2018.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Three Months Ended June
	2018	2017
Gross margin (total revenues less cost of goods sold)	50.3%	49.6%
Selling, general and administrative expenses	42.0	42.6
Operating income	8.3%	7.0%

Gross margin increased 70 basis points in the three months ended June 2018 compared to the 2017 period. Gross margin was favorably impacted by a mix-shift to higher margin businesses, increases in pricing and foreign currency changes, partially offset by lower margins attributable to acquired businesses, acquisition and integration costs and certain increases in product costs.
Selling, general and administrative expenses as a percentage of total revenues decreased 60 basis points during the three months ended June 2018 compared to the 2017 period. The decrease was due to leverage of operating expenses on higher revenues and was partially offset by expenses related to the acquisition and integration of businesses.
Net interest expense increased $3.3 million during the three months ended June 2018 compared to the 2017 period. This increase was due to higher levels of short-term borrowings at higher interest rates compared to 2017, which was partially offset by lower interest on long-term debt due to the payoff of the $250.0 million of 5.95% fixed-rate notes on November 1, 2017. Total outstanding debt averaged $3.5 billion in the three months ended June 2018 and $3.0 billion in the same period in 2017, with weighted average interest rates of 3.0% and 3.2%, respectively.

The effective income tax rate for the three months ended June 2018 was 14.2% compared to 21.2% in the 2017 period. The three months ended June 2018 included a net discrete tax benefit of $6.6 million, which included a $6.4 million tax benefit related to stock compensation, $1.1 million of net tax expense related to unrecognized tax benefits and interest, a $2.9 million net tax benefit related to adjustments to provisional amounts recorded in 2017 under the Tax Cuts and Jobs Act (“Tax Act”), and $1.6 million of tax expense related to adjustments to previously recognized state income tax credits. The $6.6 million net discrete tax benefit in the three months ended June 2018 reduced the effective income tax rate by 3.5%. The 2017 period included a net discrete tax expense of $1.1 million, which included a $2.0 million tax benefit related to stock compensation, $1.2 million of net tax expense related to unrecognized tax benefits and interest, and $1.9 million of discrete tax expense related to the effects of tax rate changes. The $1.1 million net discrete tax expense in the 2017 period increased the effective income tax rate by 0.9%. Without discrete items, the effective income tax rate for the three months ended June 2018 decreased by 2.6% compared with the 2017 period primarily due to a lower U.S. corporate income tax rate that was effective beginning January 1, 2018.
As a result of the above, income from continuing operations in the three months ended June 2018 was $160.0 million ($0.40 per share) compared to $107.1 million ($0.27 per share) in the 2017 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

VF Corporation Q1 2019 Form 10-Q 32

Information by Reportable Segment

As discussed above, VF has realigned its internal reporting structure to reflect organizational changes to better support and assess the operations of the business. The new reportable segments are: Outdoor, Active, Work and Jeans. We have included an other category in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. The Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations.
Refer to Note 14 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income before income taxes.

The following tables present a summary of the changes in segment revenues and profit in the three months ended June 2018 from the comparable period in 2017:

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment revenues — 2017	$536.3	$909.3	$206.9	$587.9	$28.2	$2,268.6
Organic	(13.2)	200.7	16.1	13.4	8.0	225.0
Acquisitions	29.7	—	219.1	—	—	248.8
Impact of foreign currency	15.8	26.9	0.5	2.5	—	45.7
Segment revenues — 2018	$568.6	$1,136.9	$442.6	$603.8	$36.2	$2,788.1

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment profit — 2017	$(62.0)	$184.6	$34.2	$81.3	$(0.4)	$237.7
Organic	(18.5)	77.3	3.8	3.7	2.7	69.0
Acquisitions	(1.0)	—	17.2	—	—	16.2
Impact of foreign currency	(2.0)	7.3	—	2.0	—	7.3
Segment profit — 2018	$(83.5)	$269.2	$55.2	$87.0	$2.3	$330.2
The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended June
(Dollars in millions)	2018	2017	Percent Change
Segment revenues	$568.6	$536.3	6.0%
Segment profit (loss)	(83.5)	(62.0)	(34.6)%
Operating margin	(14.7)%	(11.6)%

The Outdoor segment includes the following brands: The North Face®, Timberland® (excluding Timberland PRO®), Smartwool®, Icebreaker® and Altra®.

Global revenues for Outdoor increased 6% in the three months ended June 2018 compared to 2017, including a 3% favorable impact due to foreign currency. Revenues in the Americas region decreased 3% in the three months ended June 2018. Revenues in the Europe region increased 18% in the three months ended June 2018, including a 7% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 15%, with a 5% favorable impact from foreign currency. Included in these results are revenues from the Icebreaker acquisition of $25.7 million and revenues from the Altra acquisition of $4.0 million. Excluding revenues from Icebreaker and Altra, Outdoor revenues were flat in the three months ended June 2018, including a 2% favorable impact from foreign currency.

Global revenues for The North Face® brand increased 8% in the three months ended June 2018 compared to the 2017 period. The increase in the period was primarily due to growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, and an overall 3% favorable impact from foreign currency. Increases in the wholesale channel were driven by growth in the Europe and Asia-Pacific regions and a 3% favorable foreign currency impact, partially offset by declines in the Americas region.
Global revenues for the Timberland® brand (excluding Timberland PRO®) decreased 1% in the three months ended June 2018 due to declines across all channels, partially offset by an overall 4% favorable impact from foreign currency.

33 VF Corporation Q1 2019 Form 10-Q

Global direct-to-consumer revenues for Outdoor increased 5% in the three months ended June 2018, including a 3% favorable impact from foreign currency. Excluding revenues from acquisitions, global direct-to-consumer revenues were flat in the three months ended June 2018 compared to the 2017 period as a growing e-commerce business and a 3% favorable impact from foreign currency were offset by negative comparable store sales. Wholesale revenues increased 7% in the three months ended June 2018, including a 3% favorable impact from foreign currency. Excluding revenues from acquisitions, wholesale revenues increased 1% in the three months ended June 2018, driven by broad-based growth across our brands in the Europe region and a 3% favorable impact from foreign currency, partially offset by declines in the Americas and Asia-Pacific regions.
Operating margin decreased 310 basis points in the three months ended June 2018 compared to the 2017 period due to increased selling, general and administrative investments in product development and demand creation initiatives. The decrease was partially offset by an overall favorable impact from foreign currency.
Active

	Three Months Ended June
(Dollars in millions)	2018	2017	Percent Change
Segment revenues	$1,136.9	$909.3	25.0%
Segment profit	269.2	184.6	45.8%
Operating margin	23.7%	20.3%

The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, JanSport®, Reef®, Eastpak® and Eagle Creek®.

Global revenues for Active increased 25% in the three months ended June 2018 compared to 2017, driven by growth across all channels and regions, including a 3% favorable impact due to foreign currency. The direct-to-consumer growth was driven by strong e-commerce and comparable store growth. Revenues in the Americas region increased 26% in the three months ended June 2018. Revenues in the Europe region increased 25%, including a 9% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 21%, with a 6% favorable impact from foreign currency.
Vans® brand global revenues increased 35% in the three months ended June 2018 compared to the 2017 period. The increase in the period was due to strong operational growth across all channels and regions, including an overall 3% favorable impact from foreign currency and strong comparable store and e-commerce growth.

Global direct-to-consumer revenues for Active grew 31% in the three months ended June 2018 compared to the 2017 period. Growth in the direct-to-consumer channel was driven by a growing e-commerce business, comparable store growth and a 2% favorable impact from foreign currency. Wholesale revenues increased 21% in the three months ended June 2018, driven by global growth in the Vans® brand and broad-based growth across our brands in the Europe region, in addition to a 3% favorable impact from foreign currency.
Operating margin increased 340 basis points in the three months ended June 2018 compared to the 2017 period, reflecting gross margin expansion driven by a mix-shift to higher margin businesses and products, leverage of operating expenses on higher revenues and an overall favorable impact from foreign currency.

VF Corporation Q1 2019 Form 10-Q 34

Work

	Three Months Ended June
(Dollars in millions)	2018	2017	Percent Change
Segment revenues	$442.6	$206.9	114.0%
Segment profit	55.2	34.2	61.7%
Operating margin	12.5%	16.5%

The Work segment consists of occupational apparel and uniform product categories including the Bulwark®, Red Kap®, Timberland PRO®, Wrangler® RIGGS and Horace Small® brand industrial businesses, as well as the workwear apparel brands from the Williamson-Dickie acquisition including Dickies®, Workrite®, Walls®, Terra® and Kodiak®. The Work segment also included the results of certain transition services related to the sale of the Licensed Sports Group (the "LSG transition services") that commenced in the second quarter of 2017.

Global Work revenues increased 114% in the three months ended June 2018 compared to the 2017 period. Included in these results are revenues from the Williamson-Dickie acquisition of $219.1 million. Excluding revenues from Williamson-Dickie, Work revenues increased 8% in the three months ended June 2018 compared to the 2017 period. The revenue increase was primarily due to growth in the Timberland PRO®, Bulwark® and Wrangler® RIGGS brands, partially offset by a decline in LSG transition services revenues.

Operating margin decreased 400 basis points in the three months ended June 2018 compared to the 2017 period. Excluding amounts related to the acquisition and integration of Williamson-Dickie, operating margin increased 50 basis points in the three months ended June 2018. The increase was driven by a mix-shift to higher margin businesses and pricing, partially offset by higher product costs.
Jeans

	Three Months Ended June
(Dollars in millions)	2018	2017	Percent Change
Segment revenues	$603.8	$587.9	2.7%
Segment profit	87.0	81.3	7.1%
Operating margin	14.4%	13.8%

The Jeans segment consists of the global jeans businesses, led by the Wrangler® (excluding Wrangler® RIGGS) and Lee® brands.

Global Jeans revenues increased 3% in the three months ended June 2018 compared to the 2017 period, driven by growth in the wholesale channel and a 1% favorable impact from foreign currency. Revenues in the Americas region increased 1% in the three months ended June 2018, driven by growth in the wholesale channel, partially offset by a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 10% in the three months ended June 2018 primarily due to growth in the wholesale channel and a 5% favorable impact from foreign currency. Revenues in the Europe region increased 6% in the three months ended June 2018, primarily due to a 6% favorable impact from foreign currency and growth in the wholesale channel, partially offset by declines in our direct-to-consumer businesses.

Global revenues for the Wrangler® brand (excluding Wrangler® RIGGS) increased 3% in the three months ended June 2018 compared to the 2017 period, driven by growth in the U.S. wholesale channel, partially offset by declines in the direct-to-consumer channel and a 1% unfavorable impact from foreign currency. Global revenues for the Lee® brand increased 1% in the three months ended June 2018 primarily due to favorable impacts from foreign currencies.
Operating margin increased 60 basis points in the three months ended June 2018 compared to the 2017 period. The increase was primarily due to pricing and an overall favorable impact from foreign currency, partially offset by higher product costs and additional investments in our strategic growth priorities, including product development.

35 VF Corporation Q1 2019 Form 10-Q

Other

	Three Months Ended June
(Dollars in millions)	2018	2017	Percent Change
Segment revenues	$36.2	$28.2	28.0%
Segment profit (loss)	2.3	(0.4)	*
Operating margin	6.0%	(1.1)%
*Calculation not meaningful
VF Outlet® stores in the U.S. sell both VF and non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable segment, while revenues and profits of non-VF products are reported in this “other” category. Also included in this category are results from transition services related to the sale of Nautica® that commenced in the three months ended June 2018.

Reconciliation of Segment Profit to Income Before Income Taxes

There are two types of costs necessary to reconcile total segment profit, as discussed in the preceding paragraphs, to consolidated income before income taxes. These costs are (i) corporate and other expenses, discussed below, and (ii) interest expense, net, which was discussed in the “Consolidated Statements of Income” section.

	Three Months Ended June
(Dollars in millions)	2018	2017	Percent Change
Corporate and other expenses	$119.9	$81.2	47.6%
Interest expense, net	23.9	20.6	15.9%

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs and (iii) certain other income and expenses. The increases in corporate and other expenses in the three months ended June 2018 compared to the 2017 period resulted primarily from higher compensation costs and investments in our key strategic growth initiatives, including expenses related to the acquisition and integration of businesses. Certain corporate overhead costs previously allocated in 2017 to the former Sportswear segment and the former Outdoor & Action Sports segments for segment reporting purposes have been reallocated to continuing operations as discussed in Note 5 to the consolidated financial statements.

International Operations

International revenues increased 27% in the three months ended June 2018 compared to the 2017 period. Foreign currency favorably impacted international revenue growth by 5% in the three months ended June 2018. The growth in international revenues was driven by strong operational performance in the Europe, Asia-Pacific and

Americas (non-U.S.) regions. International revenue growth in the three months ended June 2018 included a 13-percentage point contribution from acquisitions. International revenues were 38% and 37% of total revenues in the three months ended June 2018 and 2017, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 22% in the three months ended June 2018, reflecting growth in all regions and in nearly every brand with direct-to-consumer operations, and a 2% favorable impact from foreign currency. The increase in direct-to-consumer revenues was due to comparable store growth for locations open at least twelve months at each reporting date, and an expanding e-commerce business, which grew 54% in the three months ended June 2018, including a 4% favorable impact from foreign currency. Acquisitions contributed 6-percentage points to the direct-to-

consumer revenue growth and 21-percentage points to the e-commerce revenue growth in the three months ended June 2018. There were 1,513 VF-owned retail stores at the end of June 2018, including 97 Williamson-Dickie, Icebreaker and Altra stores compared to 1,432 at the end of June 2017. Direct-to-consumer revenues were 31% of total revenues in both the three months ended June 2018 and 2017.

VF Corporation Q1 2019 Form 10-Q 36

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets
Acquisitions significantly impacted the June 2018 Consolidated Balance Sheets as compared to the June 2017 balances. Accordingly, the table below presents the June 2018 balance sheet accounts excluding the Williamson-Dickie, Icebreaker and Altra balances at that date so that the remaining VF balances are comparable with the June 2017 balances.

	March 2018	June 2018			June 2017
(In thousands)	As Reported	As Reported	Acquisitions	VF Excluding Acquisitions	As Reported
Accounts receivable	$1,408,587	$1,428,535	$150,328	$1,278,207	$1,143,573
Inventories	1,861,441	1,993,825	304,929	1,688,896	1,663,052
Other current assets	358,953	439,870	16,114	423,756	355,283
Property, plant and equipment	1,011,617	1,018,164	90,844	927,320	903,024
Intangible assets and goodwill	3,813,329	4,000,438	768,468	3,231,970	3,213,690
Other assets	803,041	843,005	20,648	822,357	722,578
Short-term borrowings	1,525,106	1,316,923	—	1,316,923	921,109
Current portion of long-term debt	6,265	6,189	2,210	3,979	253,783
Accounts payable	583,004	675,581	105,657	569,924	492,480
Accrued liabilities	938,427	996,863	64,319	932,544	738,050
Long-term debt	2,212,555	2,156,627	24,438	2,132,189	2,111,623
Other liabilities	1,271,830	1,308,455	37,409	1,271,046	896,581

The following discussion refers to significant changes in balances at June 2018 compared to March 2018 on an as-reported basis:

•
Increase in accounts receivable — primarily due to reclassification of certain allowances to accrued liabilities due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), partially offset by the timing of cash collections.

•
Increase in inventories — due to the seasonality of the business and additional inventory related to the Icebreaker and Altra acquisitions, partially offset by reclassifications to other current assets due to the adoption of ASC 606.

•	Increase in other current assets — primarily due to higher levels of prepaid expenses and the reclassifications from inventories due to the adoption of ASC 606.

•	Increase in intangible assets and goodwill — primarily due to amounts recorded in connection with the Icebreaker and Altra acquisitions, partially offset by the impact of foreign currencies.

•	Decrease in short-term borrowings — due to repayment of commercial paper borrowings.

•	Increase in accounts payable — driven by the timing of inventory purchases and payments to vendors.

•
Increase in accrued liabilities — primarily due to reclassification of certain allowances from accounts receivable due to the adoption of ASC 606 and higher accrued compensation, partially offset by lower accrued income taxes and the timing of payments for other accruals.

The following discussion refers to significant changes in balances at June 2018 for VF excluding acquisitions compared to June 2017 on an as-reported basis:

•
Increase in accounts receivable — primarily due to higher wholesale shipments, the reclassification of certain allowances to accrued liabilities due to the adoption of ASC 606 and the impact of foreign currencies.

•	Increase in other current assets — primarily due to reclassifications from inventories due to the adoption of ASC 606 and higher levels of prepaid expenses.

•	Increase in other assets — primarily due to an increase in the net funded status of the qualified defined benefit pension plan due to an interim remeasurement and higher capitalized software costs.

•	Increase in short-term borrowings — due to commercial paper borrowings needed to support general corporate purposes and to provide funding for acquisitions.

•	Decrease in the current portion of long-term debt — due to the repayment of $250.0 million of long-term notes that matured in the fourth quarter of 2017.

•	Increase in accounts payable — driven by the timing of inventory purchases and payments to vendors.

•	Increase in accrued liabilities — primarily due to reclassification of certain allowances from accounts receivable due to the adoption of ASC 606.

•
Increase in other liabilities — primarily due to higher accrued income taxes from the noncurrent portion of the transition tax recorded in 2017 under the Tax Act, partially offset by a decrease in deferred income taxes resulting from revaluation at the lower U.S. corporate rate required by the Tax Act.

37 VF Corporation Q1 2019 Form 10-Q

Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	June	March	June
(Dollars in millions)	2018	2018	2017
Working capital	$1,334.6	$1,256.9	$1,428.5
Current ratio	1.4 to 1	1.4 to 1	1.6 to 1
Debt to total capital	48.3%	50.4%	47.4%

The decrease in the current ratio at June 2018 compared to June 2017 was primarily driven by the increase in short-term borrowings.
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The decrease in the debt to total capital ratio at June 2018 compared to March 2018 was due to the decrease in short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above. The increase in the debt to capital ratio at June 2018 compared to June 2017 was due to the increase in short-term borrowings, partially offset by the decrease in the current portion of long-term debt, as discussed in the "Consolidated Balance Sheets" section above.
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
In summary, our cash flows were as follows:

	Three Months Ended June
(In thousands)	2018	2017
Cash provided by operating activities	$277,144	$205,616
Cash (used) provided by investing activities	(129,230)	157,462
Cash used by financing activities	(343,957)	(283,835)
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. Accordingly, the information in the table above and cash flow discussion below include the results of continuing and discontinued operations.

Cash Provided by Operating Activities
Cash flow related to operating activities is dependent on net income, adjustments to net income and changes in working capital. The increase in cash provided by operating activities in the three months ended June 2018 compared to June 2017 is primarily due to higher net income and an increase in net cash generated by working capital driven by the timing of payments and cash collections.
Cash (Used) Provided by Investing Activities
The increase in cash used by investing activities in the three months ended June 2018 related primarily to $321.4 million of net cash paid for acquisitions. Investing activities also included $288.3 million of proceeds from the sale of the Nautica® brand business, which is $80.1 million higher than the proceeds received from the sale of the Licensed Sports Group business during the same period in 2017. Capital expenditures increased $31.6 million compared to the 2017 period and software purchases increased $8.5 million compared to the 2017 period.
Cash Used by Financing Activities
The increase in cash used by financing activities during the three months ended June 2018 was primarily due to an $847.6 million net decrease in cash generated by short-term borrowings driven by net repayments in the three months ended June 2018 compared to net borrowings in the three months ended June 2017, partially offset by a $762.0 million decrease in treasury stock purchases.

During the three months ended June 2018, VF did not purchase shares of its Common Stock in the open market. During the three months ended June 2017, VF purchased 14.0 million shares of its Common Stock in open market transactions at a total cost of $762.0 million (average price per share of $54.46).
As of the end of June 2018, the Company had $4.0 billion remaining for future repurchases under its share repurchase program. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
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
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under

VF Corporation Q1 2019 Form 10-Q 38

the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of June 2018 were $1.3 billion and $15.4 million, respectively, leaving approximately $934.6 million available for borrowing against the Global Credit Facility at June 2018.
VF has $196.5 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $16.9 million and $21.0 million at June 2018 and June 2017, respectively.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of June 2018, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.
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
Management’s Discussion and Analysis in the 2017 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2017 that would require the use of funds. As of June 2018, there have been no material changes in the amounts disclosed in the 2017 Form 10-K, except as noted below:

•	Inventory purchase obligations increased by approximately $665.0 million at the end of June 2018 due to the seasonality of VF's businesses.
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

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently issued and adopted accounting standards, including reclassifications made to 2017 amounts.

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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the 2017 Form 10-K. Except as disclosed in Note 2 and Note 3 to VF's consolidated financial statements, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.
The following discussion provides additional detail of critical accounting estimates during the three months ended June 2018.
Timberland Reporting Unit Impairment Analysis
The historical Timberland reporting unit included the Timberland PRO® brand and was included in the former Outdoor & Action Sports segment. In connection with the segment reporting changes in the first quarter of Fiscal 2019, Timberland PRO was identified as a new reporting unit. Accordingly, VF was required to evaluate whether there was any impairment at the historical Timberland reporting unit, and allocate to Timberland PRO a portion of the historical Timberland reporting unit goodwill of $844.6 million at the April 1, 2018 assessment date.
Management performed a quantitative impairment analysis and concluded that the estimated fair value of the historical Timberland reporting unit exceeded the carrying value by a substantial amount, and thus the goodwill was not impaired.
Management allocated $51.5 million of the historical Timberland reporting unit goodwill balance to Timberland PRO, based on estimated relative fair values. The goodwill for the Timberland PRO reporting unit is included in the Work reportable segment. The

39 VF Corporation Q1 2019 Form 10-Q

remaining goodwill from the historical Timberland reporting unit is included in the Outdoor reportable segment.
The fair values of the reporting units were estimated using valuation techniques described in the Critical Accounting Policies and Estimates included in Management’s Discussion and Analysis in the 2017 Form 10-K.
Management considered whether there were any triggering events that would require impairment testing for the new reporting units and determined that there were none.
Jeanswear North America Reporting Unit Impairment Analysis
The historical Jeanswear North America reporting unit included the Wrangler® RIGGS brand and was included in the former Jeanswear segment. In connection with the segment reporting changes in the first quarter of Fiscal 2019, Wrangler RIGGS was identified as a new reporting unit. Accordingly, VF was required evaluate whether there was any impairment at the historical Jeanswear North America reporting unit, and allocate to Wrangler RIGGS a portion of the historical Jeanswear North America reporting unit goodwill of $142.1 million at the April 1, 2018 assessment date.
Management performed a quantitative impairment analysis and concluded that the estimated fair value of the historical Jeanswear North America reporting unit exceeded the carrying value by a substantial amount, and thus the goodwill was not impaired.
Management allocated $7.4 million of the historical Jeanswear North America reporting unit goodwill balance to Wrangler RIGGS, based on estimated relative fair values. The goodwill for the Wrangler RIGGS reporting unit is included in the Work reportable segment. The remaining goodwill from the historical Jeanswear North America reporting unit is included in the Jeans reportable segment.
The fair values of the reporting units were estimated using valuation techniques described in the Critical Accounting Policies and Estimates included in Management’s Discussion and Analysis in the 2017 Form 10-K.
Management considered whether there were any triggering events that would require impairment testing for the new reporting units and determined that there were none.
Reef® Impairment Analysis
In May 2018, management commenced a strategic assessment of the Reef® brand, which was considered a triggering event that required management to perform a quantitative impairment analysis of the goodwill and trademark intangible asset for the Reef® reporting unit. Based on the analyses, management concluded that the goodwill and trademark were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 16%. The estimated fair value of the trademark exceeded its carrying value by a significant amount.
The Reef® brand, acquired in 2005, sells surf-inspired products including sandals, shoes, swimwear, casual apparel and accessories for men, women and children. Products are sold globally through specialty shops, sporting goods chains, department stores, independent distributors and online. As part of the 2009 annual impairment analyses, VF recorded impairment charges of $31.1 million and $5.6 million related to the goodwill and trademark, respectively. The remaining carrying values of the goodwill and trademark at the May 26, 2018 testing date were $48.3 million and $74.4 million, respectively. The Reef® brand is included in the Active reportable segment.
The fair values of the Reef® reporting unit and trademark intangible asset were estimated using valuation techniques consistent with those discussed in the Critical Accounting Policies and Estimates included in Management’s Discussion and Analysis in the 2017 Form 10-K.
Management’s revenue and profitability forecasts used in the Reef® reporting unit and intangible asset valuations considered historical Reef® performance, strategic initiatives for the Reef® reporting unit and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by VF management and used in the quantitative analyses of the Reef® reporting unit and trademark include:

•	Modest growth in the wholesale channel driven by new product offerings and door expansion with existing and new customers

•	Modest growth in the e-commerce business

•	Gross margin and selling, general and administrative expenses trending consistent with historical Reef® performance

•	Royalty rates based on active license agreements of the brand

•	Market-based discount rates
Management made its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that VF’s conclusions regarding impairment of the Reef® reporting unit goodwill or trademark intangible asset could change in future periods. There can be no assurance the estimates and assumptions used in our goodwill and intangible asset impairment testing in the first quarter of Fiscal 2019 will prove to be accurate predictions of the future. For example, variations in our assumptions related to discount rates, comparable company market approach inputs, business performance and execution of planned growth strategies could impact future conclusions. Accordingly, actual results could be negatively impacted and the goodwill may require additional impairment testing in future periods. Future impairment tests could result in a reduction of the 16% excess of fair value over reporting unit carrying value, and possibly an impairment charge. A future impairment charge for goodwill or intangible assets could have a material effect on VF’s consolidated financial position and results of operations.
Management performed sensitivity analyses on the impairment model and concluded that the goodwill was not impaired, even with negative changes made to key assumptions. For goodwill, a 10% decrease in projected cash flows did not cause the estimated fair value of the reporting unit to decline below its carrying value. Separately, a 200 basis point increase in the discount rate did not cause the estimated fair value of the reporting unit to decline below its carrying value.

VF Corporation Q1 2019 Form 10-Q 40

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

41 VF Corporation Q1 2019 Form 10-Q

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
There were no repurchases of our Common Stock during the fiscal quarter ended June 30, 2018 under the share repurchase program authorized by VF’s Board of Directors in 2017.

First Quarter 2019	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 28, 2018	—	$—	—	$3,987,658,568
April 29 – May 26, 2018	—	—	—	3,987,658,568
May 27 – June 30, 2018	—	—	—	3,987,658,568
Total	—		—
VF will continue to evaluate future share repurchases, considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF Corporation Q1 2019 Form 10-Q 42

ITEM 6 — EXHIBITS

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

43 VF Corporation Q1 2019 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2018	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

VF Corporation Q1 2019 Form 10-Q 44