Form 10-Q
period 2018-09-29
V F CORP
filed 2018-10-31
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 27, 2018, there were 396,806,395 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2018	March 2018	September 2017
ASSETS
Current assets
Cash and equivalents	$352,781	$680,762	$1,545,535
Accounts receivable, less allowance for doubtful accounts of: September 2018 – $28,316; March 2018 – $24,993; September 2017 – $21,467	2,196,064	1,408,587	1,815,198
Inventories	2,247,908	1,861,441	1,843,451
Other current assets	461,349	358,953	318,957
Current assets held-for-sale	159,852	—	—
Current assets of discontinued operations	—	373,580	104,286
Total current assets	5,417,954	4,683,323	5,627,427
Property, plant and equipment, net	1,035,671	1,011,617	905,671
Intangible assets, net	2,084,087	2,120,110	1,673,173
Goodwill	1,762,826	1,693,219	1,593,868
Other assets	829,887	803,041	743,898
Other assets of discontinued operations	—	—	330,884
TOTAL ASSETS	$11,130,425	$10,311,310	$10,874,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,570,516	$1,525,106	$1,985,287
Current portion of long-term debt	5,885	6,265	253,831
Accounts payable	732,453	583,004	532,381
Accrued liabilities	1,188,484	938,427	1,013,096
Current liabilities held-for-sale	11,358	—	—
Current liabilities of discontinued operations	—	86,027	36,800
Total current liabilities	3,508,696	3,138,829	3,821,395
Long-term debt	2,150,595	2,212,555	2,144,221
Other liabilities	1,291,578	1,271,830	881,962
Other liabilities of discontinued operations	—	—	89,923
Commitments and contingencies
Total liabilities	6,950,869	6,623,214	6,937,501
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2018, March 2018 or September 2017	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2018 – 397,161,808; March 2018 – 394,313,070; September 2017 – 394,502,698	99,290	98,578	98,626
Additional paid-in capital	3,795,395	3,607,424	3,456,661
Accumulated other comprehensive income (loss)	(862,916)	(864,030)	(914,896)
Retained earnings	1,147,787	846,124	1,297,029
Total stockholders’ equity	4,179,556	3,688,096	3,937,420
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,130,425	$10,311,310	$10,874,921
See notes to consolidated financial statements.

3 VF Corporation Q2 FY19 Form 10-Q

VF CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2018	2017	2018	2017
Net revenues	$3,907,386	$3,392,934	$6,695,532	$5,661,554
Costs and operating expenses
Cost of goods sold	1,950,601	1,689,041	3,335,578	2,831,517
Selling, general and administrative expenses	1,298,116	1,128,366	2,470,403	2,094,834
Total costs and operating expenses	3,248,717	2,817,407	5,805,981	4,926,351
Operating income	658,669	575,527	889,551	735,203
Interest income	2,845	4,571	6,238	8,154
Interest expense	(28,358)	(27,108)	(55,635)	(51,298)
Other income (expense), net	(34,055)	(1,913)	(54,721)	(5,130)
Income from continuing operations before income taxes	599,101	551,077	785,433	686,929
Income taxes	91,980	77,257	118,359	106,017
Income from continuing operations	507,121	473,820	667,074	580,912
Income (loss) from discontinued operations, net of tax	—	(87,680)	405	(84,883)
Net income	$507,121	$386,140	$667,479	$496,029
Earnings (loss) per common share - basic
Continuing operations	$1.28	$1.20	$1.69	$1.47
Discontinued operations	—	(0.22)	—	(0.21)
Total earnings per common share - basic	$1.28	$0.98	$1.69	$1.26
Earnings (loss) per common share - diluted
Continuing operations	$1.26	$1.19	$1.66	$1.46
Discontinued operations	—	(0.22)	—	(0.21)
Total earnings per common share - diluted	$1.26	$0.97	$1.67	$1.24
Cash dividends per common share	$0.46	$0.42	$0.92	$0.84

See notes to consolidated financial statements.

VF Corporation Q2 FY19 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands)	2018	2017	2018	2017
Net income	$507,121	$386,140	$667,479	$496,029
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(12,600)	53,481	(173,758)	140,824
Income tax effect	(1,623)	11,764	(15,335)	33,493
Defined benefit pension plans
Amortization of net deferred actuarial losses	6,655	10,030	15,477	20,032
Amortization of deferred prior service costs (credits)	(59)	643	610	1,288
Current period actuarial gains (losses)	(1,898)	—	52,042	—
Curtailment losses and settlement charges	1,342	—	17,667	—
Income tax effect	(1,562)	(3,743)	(22,217)	(7,758)
Derivative financial instruments
Gains (losses) arising during the period	15,240	(51,147)	109,869	(107,486)
Income tax effect	(89)	(679)	(11,447)	7,184
Reclassification to net income for (gains) losses realized	13,846	(4,609)	30,163	(15,928)
Income tax effect	(90)	(39)	(1,957)	1,495
Other comprehensive income (loss)	19,162	15,701	1,114	73,144
Comprehensive income	$526,283	$401,841	$668,593	$569,173

See notes to consolidated financial statements.

5 VF Corporation Q2 FY19 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2018 (a)	2017 (a)
OPERATING ACTIVITIES
Net income	$667,479	$496,029
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill	—	104,651
Depreciation and amortization	144,995	141,152
Stock-based compensation	55,129	42,668
Provision for doubtful accounts	10,415	8,706
Pension expense in excess of contributions	1,595	9,820
(Gain) loss on sale of businesses, net of tax	24,788	2,521
Other, net	21,788	(4,123)
Changes in operating assets and liabilities:
Accounts receivable	(837,808)	(541,345)
Inventories	(433,351)	(230,707)
Accounts payable	150,613	95,957
Income taxes	(91,579)	(43,069)
Accrued liabilities	384,211	148,968
Other assets and liabilities	4,676	(14,383)
Cash provided by operating activities	102,951	216,845
INVESTING ACTIVITIES
Business acquisitions, net of cash received	(320,405)	—
Proceeds from sale of businesses, net of cash sold	288,273	213,494
Capital expenditures	(140,196)	(83,537)
Software purchases	(32,748)	(32,794)
Other, net	(13,251)	(3,734)
Cash (used) provided by investing activities	(218,327)	93,429
FINANCING ACTIVITIES
Net increase in short-term borrowings	40,219	1,697,179
Payments on long-term debt	(3,107)	(1,845)
Purchases of treasury stock	(480)	(762,059)
Cash dividends paid	(363,851)	(330,280)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	130,114	44,861
Cash (used) provided by financing activities	(197,105)	647,856
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(17,270)	(16,142)
Net change in cash, cash equivalents and restricted cash	(329,751)	941,988
Cash, cash equivalents and restricted cash – beginning of year	689,190	608,280
Cash, cash equivalents and restricted cash – end of period	$359,439	$1,550,268

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$352,781	$1,545,535
Other current assets	3,919	3,309
Current assets held-for-sale	2,059	—
Current assets of discontinued operations	—	593
Other assets	680	831
Total cash, cash equivalents and restricted cash	$359,439	$1,550,268

(a)
The cash flows related to discontinued operations and held-for-sale assets and liabilities have not been segregated, and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to consolidated financial statements.

VF Corporation Q2 FY19 Form 10-Q 6

VF CORPORATION
Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts
Balance, March 2018	394,313,070	$98,578	$3,607,424	$(864,030)	$846,124
Adoption of new accounting standard	—	—	—	—	1,956
Net income	—	—	—	—	667,479
Dividends on Common Stock	—	—	—	—	(363,851)
Purchase of treasury stock	(5,210)	(1)	—	—	(479)
Stock-based compensation, net	2,853,948	713	187,971	—	(3,442)
Foreign currency translation and other	—	—	—	(189,093)	—
Defined benefit pension plans	—	—	—	63,579	—
Derivative financial instruments	—	—	—	126,628	—
Balance, September 2018	397,161,808	$99,290	$3,795,395	$(862,916)	$1,147,787

See notes to consolidated financial statements.

7 VF Corporation Q2 FY19 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) changed to a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. The Company's current fiscal year runs from April 1, 2018 through March 30, 2019 ("Fiscal 2019"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2019. For presentation purposes herein, all references to periods ended September 2018, March 2018 and September 2017 relate to the fiscal periods ended on September 29, 2018, March 31, 2018 and September 30, 2017, respectively.
The Nautica® brand business and the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses) have been reported as discontinued operations in our Consolidated Statements of Income, and the related held-for-sale assets and liabilities have been presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through their dates of disposal. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 5 for additional information on discontinued operations.
During the three months ended September 2018, the Company reached the decision to sell its Reef® brand and Van Moer businesses. The Company determined that the associated assets and liabilities met the held-for-sale accounting criteria and they were classified accordingly in the September 2018 Consolidated Balance Sheet. Refer to Note 5 for additional information on divestitures.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended September 2018 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2019. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 30, 2017 (“2017 Form 10-K”).
NOTE 2 — RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", a new accounting standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The FASB subsequently issued updates to the standard to provide additional clarification on specific topics. Collectively, the guidance is referred to as FASB Accounting Standards Codification Topic 606 ("ASC 606"). The standard prescribes a five-step approach to revenue recognition: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The Company adopted this standard on April 1, 2018, utilizing the modified retrospective method and applying this approach to contracts not completed as of that date. The cumulative effect of initially applying the new standard has been recognized in retained earnings. Comparative prior period information has not been restated and continues to be reported under accounting standards in effect for those periods.

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
Other effects of the adoption include presentation of allowances for sales incentive programs, discounts, markdowns, chargebacks, and returns as refund liabilities rather than as a reduction to accounts receivable and presentation of the right of return asset within other current assets rather than as a component of inventory in the Consolidated Balance Sheet. Additionally, sourcing fees received from customers and advertising contributions from licensees that had previously been reported as an offset to costs or expenses are now reported as revenue in the Consolidated Statements of Income. Refer to Note 3 for additional revenue disclosures.

VF Corporation Q2 FY19 Form 10-Q 8

The following tables compare amounts reported in accordance with the requirements of ASC 606 to the amounts that would have been reported had the new standard not been applied:

Condensed Consolidated Balance Sheet
	September 2018
(In thousands)	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
ASSETS
Cash and equivalents	$352,781	$—	$352,781
Accounts receivable, net	2,196,064	(231,161)	1,964,903
Inventories	2,247,908	70,451	2,318,359
Other current assets	621,201	(61,518)	559,683
Total current assets	5,417,954	(222,228)	5,195,726
Property, plant and equipment, net	1,035,671	—	1,035,671
Goodwill and intangible assets, net	3,846,913	—	3,846,913
Other assets	829,887	348	830,235
TOTAL ASSETS	$11,130,425	$(221,880)	$10,908,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings and current portion of long-term debt	$1,576,401	$—	$1,576,401
Accounts payable	732,453	—	732,453
Accrued liabilities	1,199,842	(211,325)	988,517
Total current liabilities	3,508,696	(211,325)	3,297,371
Long-term debt	2,150,595	—	2,150,595
Other liabilities	1,291,578	(1,545)	1,290,033
Total liabilities	6,950,869	(212,870)	6,737,999
Total stockholders' equity	4,179,556	(9,010)	4,170,546
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,130,425	$(221,880)	$10,908,545

Condensed Consolidated Statements of Income
	Three Months Ended September 2018			Six Months Ended September 2018
(In thousands)	As Reported	Impact of Adoption	Balances without Adoption of ASC 606	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
Net revenues	$3,907,386	$(6,288)	$3,901,098	$6,695,532	$(15,983)	$6,679,549
Cost of goods sold	1,950,601	(7,599)	1,943,002	3,335,578	(20,405)	3,315,173
Selling, general and administrative expenses	1,298,116	5,218	1,303,334	2,470,403	8,794	2,479,197
Total costs and operating expenses	3,248,717	(2,381)	3,246,336	5,805,981	(11,611)	5,794,370
Operating income	658,669	(3,907)	654,762	889,551	(4,372)	885,179
Interest income (expense) and other income (expense), net	(59,568)	—	(59,568)	(104,118)	—	(104,118)
Income from continuing operations before income taxes	599,101	(3,907)	595,194	785,433	(4,372)	781,061
Income taxes	91,980	(692)	91,288	118,359	(774)	117,585
Income from continuing operations	507,121	(3,215)	503,906	667,074	(3,598)	663,476
Income (loss) from discontinued operations, net of tax	—	—	—	405	(3,456)	(3,051)
Net income	$507,121	$(3,215)	$503,906	$667,479	$(7,054)	$660,425

9 VF Corporation Q2 FY19 Form 10-Q

Condensed Consolidated Statement of Cash Flows - Operating Activities
	Six Months Ended September 2018
(In thousands)	As Reported	Impact of Adoption	Activities without Adoption of ASC 606
OPERATING ACTIVITIES
Net income	$667,479	$(7,054)	$660,425
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	144,995	173	145,168
Other adjustments, net	113,715	3,456	117,171
Changes in operating assets and liabilities:
Accounts receivable	(837,808)	223,528	(614,280)
Inventories	(433,351)	(65,680)	(499,031)
Accounts payable	150,613	—	150,613
Income taxes	(91,579)	(774)	(92,353)
Accrued liabilities	384,211	(207,414)	176,797
Other assets and liabilities	4,676	53,765	58,441
Cash provided by operating activities	$102,951	$—	$102,951
There was no impact to investing or financing activities within the Consolidated Statement of Cash Flows as a result of the adoption of ASC 606.

In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118", which allowed Securities and Exchange Commission ("SEC") registrants to record provisional amounts in earnings for the year ended December 30, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act (“Tax Act”). The Company recognized the estimated income tax effects of the Tax Act in its 2017 consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118") and recorded revisions of our provisional estimate during the three and six months ended September 2018 and the three months ended March 2018. Refer to Note 13 for more information regarding the amounts recorded.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", an update to the accounting guidance related to the recognition and measurement of certain financial instruments. This guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance became effective for VF in the first quarter of Fiscal 2019, but did not impact VF's consolidated financial statements. The FASB has subsequently issued an update to clarify the previous guidance. The amendments in this updated guidance became effective for VF in the second quarter of Fiscal 2019, but did not impact VF's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-04, "Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products", an update to the accounting guidance on extinguishments of financial liabilities that exempts prepaid stored-value products, or gift cards, from the existing guidance. The updated guidance requires that financial liabilities related to prepaid stored-value products be subject to breakage accounting, consistent with ASC 606. This guidance became effective for VF in the first quarter of Fiscal 2019, but did not impact VF’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", an update to the accounting guidance that addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance became effective for VF in the first quarter of Fiscal 2019 but did not impact VF’s Consolidated Statements of Cash Flows.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", an update that provides a more narrow framework to be used in evaluating whether a set of assets and activities constitutes a business. This guidance became effective for VF in the first quarter of Fiscal 2019 and was applied when accounting for the acquisitions completed subsequent to the adoption date, but did not impact our conclusions on whether they are a business. Refer to Note 4 for further information related to acquisitions.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", an update which requires employers to disaggregate the service cost component from other components of net periodic benefit costs. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest cost, expected return on plan assets, amortization of prior service costs or credits and actuarial gains and losses) separately and outside of operating income. The update specifies that only the service cost component is eligible for capitalization, which is consistent with VF’s current practice. The presentation change in the Consolidated Statements of Income requires application on a retrospective basis. The ASU was adopted by the Company on April 1, 2018, and as a result, VF reported increases in operating income and non-operating expense of $1.5 million and $3.1 million for the three and six months ended September 2017, respectively. VF applied the practical expedient permitted under the guidance which allows entities to use information previously disclosed in the pension and other post-retirement benefit plans

VF Corporation Q2 FY19 Form 10-Q 10

footnote as the basis to apply the retrospective presentation requirements. Refer to pension disclosure in Note 10.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting", an update that amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. This guidance became effective for VF beginning in the first quarter of Fiscal 2019, but did not impact VF’s consolidated financial statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", a new accounting standard on leasing. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics, including permitted transition methods. This new standard will require companies to record most leased assets and related liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. VF's cross-functional implementation team has completed the design phase of the project, which involved reviewing the standard's provisions, evaluating real estate and non-real estate lease arrangements and identifying arrangements that may contain embedded leases. This project is nearing completion of the implementation phase which included collecting information from lease contracts, assessing potential embedded leases, evaluating accounting policy elections and implementing a new lease management system. Additionally, VF is updating processes and internal controls over systems and financial reporting to respond to relevant risks associated with the new standard including the preparation of the required financial information and new disclosures. Based on the efforts to date, VF expects this standard will have a material impact on the Consolidated Balance Sheets but does not expect it to have a material impact on the Consolidated Statements of Income. The Company will adopt the new standard in the first quarter of the year ended March 28, 2020 ("Fiscal 2020") utilizing the modified retrospective method and will recognize a cumulative-effect adjustment in retained earnings, if any, at the beginning of the period of adoption.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This guidance will be effective for VF in the first quarter of the year ended April 3, 2021 ("Fiscal 2021") with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", an update that amends and simplifies certain aspects of hedge accounting rules to better portray the economic results of risk management activities in the financial statements. This guidance will be effective for VF in the first quarter of Fiscal 2020 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that companies must make a policy decision to either record deferred taxes related to GILTI inclusions or treat any taxes on GILTI inclusions as period costs. The Company is continuing to evaluate these options and will make its decision regarding the accounting policy election within the measurement period as provided under SAB 118. The Company does not expect the accounting policy election to have a material impact on VF's consolidated financial statements. The Company has considered the taxes resulting from GILTI as a current-period expense for the three and six months ended September 2018.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", an update that addresses the effect of the change in the U.S. federal corporate income tax rate due to the enactment of the Tax Act on items within accumulated other comprehensive income (loss). The guidance will be effective for VF in the first quarter of Fiscal 2020 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", an update that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance will be effective for VF in the first quarter of Fiscal 2020 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF's consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-09, "Codification Improvements", an update that provides technical corrections, clarifications and other improvements across a variety of accounting topics. The transition and effective date guidance is based on the facts and circumstances of each update; however, many of them will be effective for VF in the first quarter of Fiscal 2020. The Company is evaluating the impact that adopting this guidance will have on VF's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement", an update that modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The guidance will be effective for VF in the first quarter of Fiscal 2021 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF's disclosures.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation— Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans", an update that modifies the disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. The guidance will be effective for VF in Fiscal 2021 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF's disclosures.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", an update that

11 VF Corporation Q2 FY19 Form 10-Q

aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance will be effective for VF in the first quarter of Fiscal 2021 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF's consolidated financial statements.
NOTE 3 — REVENUES

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
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guaranteed royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees' sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees. As of September 2018, the Company expects to recognize $98.6 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2024. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
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
As of September 2018, there are no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and fixed consideration related to future minimum guarantees discussed above.
For the three and six months ended September 2018, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.

VF Corporation Q2 FY19 Form 10-Q 12

Contract Balances

Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less an estimated allowance for doubtful accounts.
Contract assets are rights to consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time. Once the Company has an unconditional right to consideration under a contract, amounts are invoiced and contract assets are reclassified to accounts receivable. The Company's primary contract assets relate to sales-based royalty arrangements, which are discussed in more detail above.
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
The following table provides information about accounts receivable, contract assets and contract liabilities:

(In thousands)	September 2018	At Adoption - April 1, 2018 (a)
Accounts receivable, net	$2,196,064	$1,408,587
Contract assets (b)	3,371	2,600
Contract liabilities (c)	33,005	28,252

(a)	The Company adopted ASC 606 on April 1, 2018. Refer to Note 2 for additional information.

(b)	Included in the other current assets line item in the Consolidated Balance Sheets.

(c)	Included in the accrued liabilities line item in the Consolidated Balance Sheets.
For the three and six months ended September 2018, the Company recognized $11.3 million and $24.4 million, respectively, of revenue that was previously included in the contract liability balance. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. The wholesale channel includes fees generated from sourcing activities as the customers and point-in-time revenue recognition are similar to other wholesale arrangements.

	Three Months Ended September 2018
(In thousands)	Outdoor	Active	Work	Jeans	Other	Total
Channel revenues
Wholesale	$1,130,716	$684,028	$433,551	$560,307	$7,378	$2,815,980
Direct-to-consumer	332,548	610,672	34,425	64,415	27,821	1,069,881
Royalty	3,239	5,261	4,851	8,174	—	21,525
Total	$1,466,503	$1,299,961	$472,827	$632,896	$35,199	$3,907,386

Geographic revenues
United States	$674,076	$652,494	$376,293	$429,772	$35,199	$2,167,834
International	792,427	647,467	96,534	203,124	—	1,739,552
Total	$1,466,503	$1,299,961	$472,827	$632,896	$35,199	$3,907,386

13 VF Corporation Q2 FY19 Form 10-Q

	Three Months Ended September 2017
(In thousands)	Outdoor	Active	Work	Jeans	Other	Total
Channel revenues
Wholesale	$1,065,419	$592,249	$208,215	$606,230	$—	$2,472,113
Direct-to-consumer	311,172	491,235	1,847	68,668	29,370	902,292
Royalty	4,411	6,132	—	7,986	—	18,529
Total	$1,381,002	$1,089,616	$210,062	$682,884	$29,370	$3,392,934

Geographic revenues
United States	$668,166	$498,397	$204,360	$450,688	$29,370	$1,850,981
International	712,836	591,219	5,702	232,196	—	1,541,953
Total	$1,381,002	$1,089,616	$210,062	$682,884	$29,370	$3,392,934

	Six Months Ended September 2018
(In thousands)	Outdoor	Active	Work	Jeans	Other	Total
Channel revenues
Wholesale	$1,440,492	$1,338,876	$833,224	$1,085,762	$17,515	$4,715,869
Direct-to-consumer	588,512	1,086,208	72,263	134,780	53,924	1,935,687
Royalty	6,099	11,814	9,942	16,121	—	43,976
Total	$2,035,103	$2,436,898	$915,429	$1,236,663	$71,439	$6,695,532

Geographic revenues
United States	$936,932	$1,296,599	$726,429	$870,084	$71,439	$3,901,483
International	1,098,171	1,140,299	189,000	366,579	—	2,794,049
Total	$2,035,103	$2,436,898	$915,429	$1,236,663	$71,439	$6,695,532

	Six Months Ended September 2017
(In thousands)	Outdoor	Active	Work	Jeans	Other	Total
Channel revenues
Wholesale	$1,355,656	$1,133,725	$413,225	$1,116,081	$—	$4,018,687
Direct-to-consumer	554,076	853,515	3,694	139,333	57,690	1,608,308
Royalty	7,520	11,666	—	15,373	—	34,559
Total	$1,917,252	$1,998,906	$416,919	$1,270,787	$57,690	$5,661,554

Geographic revenues
United States	$940,757	$1,003,496	$406,608	$881,073	$57,690	$3,289,624
International	976,495	995,410	10,311	389,714	—	2,371,930
Total	$1,917,252	$1,998,906	$416,919	$1,270,787	$57,690	$5,661,554

VF Corporation Q2 FY19 Form 10-Q 14

NOTE 4 — ACQUISITIONS

Williamson-Dickie

On October 2, 2017, VF acquired 100% of the outstanding shares of Williamson-Dickie Mfg. Co. (“Williamson-Dickie”) for $800.7 million in cash, subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings. During the three months ended March 2018, the purchase consideration was reduced by $2.3 million associated with the final working capital adjustment, resulting in a revised purchase price of $798.4 million. No additional adjustments have been made since that date, and the purchase price allocation was finalized during the three months ended September 2018.
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
For the three and six months ended September 2018, Williamson-Dickie contributed revenues of $252.8 million and $471.9 million, respectively, and net income of $18.5 million and $33.3 million, respectively.

The following table summarizes the fair values of the Williamson-Dickie assets acquired and liabilities assumed at the date of acquisition:

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
Total transaction expenses for the Williamson-Dickie acquisition were $15.0 million, all of which were recognized in the year ended December 30, 2017 in the selling, general and administrative expenses line item in the Consolidated Statements of Income.

15 VF Corporation Q2 FY19 Form 10-Q

The following unaudited pro forma summary presents consolidated information of VF as if the acquisition of Williamson-Dickie had occurred on January 3, 2016:

(In thousands)	Three Months Ended September 2017 (unaudited)	Six Months Ended September 2017 (unaudited)
Net revenues	$3,632,451	$6,116,723
Income from continuing operations	491,669	605,588
Earnings per common share from continuing operations
Basic	$1.25	$1.53
Diluted	1.24	1.52

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
Icebreaker

On April 3, 2018, VF acquired 100% of the stock of Icebreaker Holdings Limited ("Icebreaker") for NZ$274.4 million ($198.5 million) in cash, subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings. The purchase price decreased NZ$1.3 million ($0.9 million) and NZ$2.3 million ($1.6 million) during the three and six months ended September 2018, respectively, related to working capital adjustments, resulting in a revised purchase price of NZ$272.1 million ($197.0 million).

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
For the three and six months ended September 2018, Icebreaker contributed revenues of $53.7 million and $79.4 million, respectively, representing 1.4% and 1.2% of VF's revenues in the respective periods. Icebreaker contributed net income of $7.0 million and $6.2 million in the three and six months ended September 2018, respectively, representing 1.4% and 0.9% of VF's net income in the respective periods.
The allocation of the purchase price is preliminary and subject to change for certain income tax matters. Accordingly, further adjustments may be made to the value of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the acquisition date.

VF Corporation Q2 FY19 Form 10-Q 16

The following table summarizes the estimated fair values of the Icebreaker assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	April 3, 2018
Cash and equivalents	$6,444
Accounts receivable	16,781
Inventories	31,728
Other current assets	3,931
Property, plant and equipment	3,858
Intangible assets	98,041
Other assets	4,758
Total assets acquired	165,541

Short-term borrowings	7,235
Accounts payable	2,075
Other current liabilities	21,919
Deferred income tax liabilities	22,802
Other non-current liabilities	433
Total liabilities assumed	54,464

Net assets acquired	111,077
Goodwill	85,875
Purchase price	$196,952

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

Altra

On June 1, 2018, VF acquired 100% of the stock of Icon-Altra LLC, plus certain assets in Europe ("Altra"). The purchase price was $131.7 million in cash, subject to working capital and other adjustments and was primarily funded with short-term borrowings. The purchase price decreased $0.1 million during the three months ended September 2018, related to working capital adjustments, resulting in a revised purchase price of $131.6 million.
Altra®, the primary brand, is an athletic and performance-based lifestyle footwear brand, based in Logan, Utah. Altra provides VF with a unique and differentiated technical footwear brand and a capability that, when applied across VF's footwear platforms, will serve as a catalyst for growth.
For the three and six months ended September 2018, Altra contributed revenues of $17.0 million and $21.0 million, respectively, and net income of $1.9 million and $2.0 million, respectively.
The allocation of the purchase price is preliminary and subject to change, primarily for final adjustments to working capital balances and limited other valuation matters. Further adjustments may be made to the values of the acquired assets and liabilities as additional information is obtained about the facts and circumstances that existed at the acquisition date.

17 VF Corporation Q2 FY19 Form 10-Q

The following table summarizes the estimated fair values of the Altra assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	June 1, 2018
Accounts receivable	$10,101
Inventories	9,310
Other current assets	575
Property, plant and equipment	1,107
Intangible assets	59,700
Total assets acquired	80,793

Accounts payable	5,068
Other current liabilities	7,415
Total liabilities assumed	12,483

Net assets acquired	68,310
Goodwill	63,247
Purchase price	$131,557

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

Total transaction expenses for the Altra acquisition of $2.3 million were recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Income during the three months ended June 2018.
Pro forma results of operations of the Company would not be materially different as a result of the Altra acquisition and therefore are not presented.
NOTE 5 — DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.

Discontinued Operations

Nautica® Brand Business

During the three months ended December 30, 2017, the Company reached the strategic decision to exit the Nautica® brand business, and determined that it met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of the Nautica® brand business as discontinued operations in the Consolidated Statements of Income and presented the related held-for-sale assets and liabilities as assets and liabilities of discontinued operations in the Consolidated Balance Sheets through the date of sale.
On April 30, 2018, VF completed the sale of the Nautica® brand business for $289.1 million in cash. The estimated after-tax loss on sale is $38.6 million, which is subject to working capital and other adjustments.
The results of the Nautica® brand's North America business were previously reported in the former Sportswear segment, and the results of the Asia business were previously reported in the former Outdoor & Action Sports segment. The results of the Nautica® brand business recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of

Income were income of $0.4 million (including a $5.0 million decrease in the estimated loss on sale) for the six months ended September 2018, and losses of $87.1 million and $79.3 million for the three and six months ended September 2017, respectively, including a $104.7 million impairment charge recorded during the three months ended September 2017.
Certain corporate overhead costs and segment costs previously allocated to the Nautica® brand business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.
Under the terms of the transition services agreement, the Company will provide certain support services for periods up to 12 months from the closing date of the transaction. Revenue and related expense items associated with the transition services are recorded in the Other category, and operating expense reimbursements are recorded within the corporate and other expenses line item, in the reconciliation of segment revenues and segment profit in Note 14.

VF Corporation Q2 FY19 Form 10-Q 18

Licensing Business

During the three months ended April 1, 2017, the Company reached the strategic decision to exit its Licensing Business, which comprised the Licensed Sports Group ("LSG") and the JanSport® brand collegiate businesses. Accordingly, the Company has reported the results of the businesses as discontinued operations in the Consolidated Statements of Income and presented the related held-for-sale assets and liabilities as assets and liabilities of discontinued operations in the Consolidated Balance Sheets through their respective dates of sale.
LSG included the Majestic® brand and was previously reported within the former Imagewear segment. On April 28, 2017, VF completed the sale of LSG to Fanatics, Inc. The Company received proceeds of $213.5 million, net of cash sold, resulting in a final after-tax loss on sale of $4.1 million, of which $2.7 million is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for the six months ended September 2017. The final adjustment to the after-tax loss on sale was $0.3 million in the three months ended September 2017.
The LSG results recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income were income of $0.3 million (including a $0.3 million adjustment to the estimated loss on sale) and losses of $4.3 million (including a $2.7 million adjustment to the estimated loss on sale) for the three and six months ended September 2017, respectively.
During the three months ended December 30, 2017, VF completed the sale of the assets associated with the JanSport® brand collegiate business, which was previously included within the former Outdoor & Action Sports segment. The Company received net proceeds of $1.5 million and recorded a final after-tax loss on sale of $0.2 million, of which a $0.2 million gain is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for the six months ended September 2017.
The JanSport® brand collegiate results recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income were losses of $0.9 million and $1.3 million (including a $0.2 million decrease to the estimated loss on sale) for the three and six months ended September 2017, respectively.
Certain corporate overhead and other costs previously allocated to the Licensing Business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.
Under the terms of the transition services agreement, the Company is providing certain support services for periods up to 24 months from the closing date of the transaction. Revenue and related expense items associated with the transition services are recorded in the Work segment, and operating expense reimbursements are recorded within the corporate and other expenses line item in the reconciliation of segment revenues and segment profit in Note 14.

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Nautica® brand business and the Licensing Business that are included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Three Months Ended September		Six Months Ended September

(In thousands)	2018	2017	2018	2017
Net revenues	$—	$122,382	$21,913	$245,838
Cost of goods sold	—	69,287	14,706	140,193
Selling, general and administrative expenses	—	39,867	12,391	85,469
Impairment of goodwill	—	104,651	—	104,651
Interest expense, net	—	(1)	—	(8)
Other income, net	—	3	272	8
Loss from discontinued operations before income taxes	—	(91,421)	(4,912)	(84,475)
Gain (loss) on the sale of discontinued operations before income taxes	—	411	4,206	(5,975)
Total loss from discontinued operations before income taxes	—	(91,010)	(706)	(90,450)
Income tax benefit	—	3,330	1,111	5,567
Income (loss) from discontinued operations, net of tax	$—	$(87,680)	$405	$(84,883)

19 VF Corporation Q2 FY19 Form 10-Q

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	September 2018	March 2018	September 2017
Cash	$—	$2,330	$593
Accounts receivable, net	—	26,298	36,232
Inventories	—	55,610	66,112
Other current assets	—	1,247	1,034
Property, plant and equipment, net	—	15,021	15,861
Intangible assets	—	262,202	263,349
Goodwill	—	49,005	49,005
Other assets	—	3,961	2,984
Allowance to reduce assets to estimated fair value, less costs to sell	—	(42,094)	—
Total assets of discontinued operations (a)	$—	$373,580	$435,170

Accounts payable	$—	$11,619	$21,726
Accrued liabilities	—	10,658	15,074
Other liabilities	—	11,912	12,192
Deferred income tax liabilities (b)	—	51,838	77,731
Total liabilities of discontinued operations (a)	$—	$86,027	$126,723

(a)	Amounts at September 2017 related to the Nautica® brand business have been classified as current and noncurrent in the Consolidated Balance Sheets.

(b)	Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures for any periods presented. Depreciation and amortization expense was $6.5 million for the six months ended September 2017. An operating noncash item of $104.7 million related to the impairment of goodwill for the Nautica® brand business is included in the Consolidated Statement of Cash Flows for the six months ended September 2017.

Other Divestitures

Reef® Brand Business
During the three months ended September 2018, the Company reached the decision to sell the Reef® brand business, which is included in the Active segment. The Company determined that the associated assets and liabilities met the held-for-sale accounting criteria and they were classified accordingly in the September 2018 Consolidated Balance Sheet. VF recorded an estimated $9.9 million loss based on the anticipated terms of the sale. The loss is included in the other income (expense), net line item in the Consolidated Statement of Income for the three months ended September 2018.
VF signed a definitive agreement for the sale of the Reef® brand business on October 2, 2018, and completed the transaction on October 26, 2018. VF received cash proceeds of $139.4 million, which are subject to working capital and other adjustments.

Van Moer Business
During the three months ended September 2018, the Company reached the decision to sell the Van Moer business acquired with Williamson-Dickie, which is included in the Work segment. The Company determined that the associated assets and liabilities of the business met the held-for-sale accounting criteria and they were classified accordingly in the September 2018 Consolidated Balance Sheet. VF recorded a $22.4 million loss on the sale which is included in the other income (expense), net line item in the Consolidated Statement of Income for the three months ended September 2018.
On October 5, 2018, VF completed the sale of the Van Moer business, and received cash proceeds of €7.0 million ($8.1 million).

VF Corporation Q2 FY19 Form 10-Q 20

Summarized Held-for-Sale Financial Information
The following table presents the assets and liabilities of the Reef® brand and Van Moer businesses at September 2018:

(In thousands)	September 2018
Cash	$2,059
Accounts receivable, net	19,013
Inventories	32,856
Other current assets	1,649
Property, plant and equipment, net	4,859
Intangible assets	83,332
Goodwill	48,381
Other assets	24
Allowance to reduce assets to estimated fair value, less costs to sell	(32,321)
Total assets held-for-sale	$159,852

Accounts payable	$4,030
Accrued liabilities	5,857
Other liabilities	1,471
Total liabilities held-for-sale	$11,358

Spin-Off of Jeans Business

On August 13, 2018, VF announced its intention to spin-off its Jeans business, which will include the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF Outlet business, into an independent, publicly-traded company. For the three months ended September 2018, the Company incurred $12.5 million of expenses associated with the spin-off, which have been recognized in the selling, general and administrative expenses line item in the Consolidated Statement of Income.
NOTE 6 — SALE OF ACCOUNTS RECEIVABLE

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. This agreement was amended in August 2018 to permit up to $377.5 million of VF’s accounts receivable to be sold to the financial institution and remain outstanding at any point in time, compared to the $367.5 million limit in place at March 2018 and September 2017. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the six months ended September 2018 and 2017, VF sold total accounts receivable of $586.0 million and $586.5 million, respectively. As of September 2018, March 2018 and September 2017, $184.3 million, $191.2 million and $191.4 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in the other income (expense), net line item in the Consolidated Statements of Income, and was $1.3 million and $2.9 million for the three and six months ended September 2018, respectively, and $0.8 million and $1.8 million for the three and six months ended September 2017, respectively. Net proceeds of this program are classified as operating activities in the Consolidated Statements of Cash Flows.
NOTE 7 — INVENTORIES

(In thousands)	September 2018	March 2018	September 2017
Finished products	$2,018,129	$1,654,137	$1,651,404
Work-in-process	119,346	103,757	106,120
Raw materials	110,433	103,547	85,927
Total inventories	$2,247,908	$1,861,441	$1,843,451

21 VF Corporation Q2 FY19 Form 10-Q

NOTE 8 — INTANGIBLE ASSETS

			September 2018			March 2018
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	17 years	Accelerated	$348,226	$134,842	$213,384	$201,544
License agreements	19 years	Accelerated	7,762	4,736	3,026	6,256
Trademarks	16 years	Straight-line	58,932	10,259	48,673	50,623
Other	8 years	Straight-line	8,398	3,693	4,705	5,170
Amortizable intangible assets, net					269,788	263,593
Indefinite-lived intangible assets:
Trademarks and trade names					1,814,299	1,856,517
Intangible assets, net					$2,084,087	$2,120,110

Intangible assets decreased during the six months ended September 2018 due to the classification of assets held-for-sale in connection with the planned divestiture of the Reef® brand business and foreign currency fluctuations, which were partially offset by the addition of intangible assets from the Icebreaker and Altra acquisitions.

Amortization expense for the three and six months ended September 2018 was $7.9 million and $15.8 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2019 is $32.6 million, $31.3 million, $29.8 million, $27.9 million and $26.4 million, respectively.
NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Jeans	Total
Balance, March 2018	$844,726	$463,187	$172,472	$212,834	$1,693,219
Fiscal 2019 acquisitions	149,122	—	—	—	149,122
Classification as asset held-for-sale	—	(48,329)	(52)	—	(48,381)
Currency translation	(10,765)	(13,296)	(1,426)	(5,647)	(31,134)
Balance, September 2018	$983,083	$401,562	$170,994	$207,187	$1,762,826

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
No impairment charges were recorded during the six months ended September 2018.

During the three months ended September 2018, the Company reclassified goodwill of $48.4 million to assets held-for-sale related to the planned divestitures of the Reef® brand and Van Moer businesses. Accumulated impairment charges for the goodwill reclassified from the Active segment were $31.1 million as of September 2018 and March 2018. Refer to Note 5 for additional information regarding the divestitures.

VF Corporation Q2 FY19 Form 10-Q 22

NOTE 10 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2018	2017	2018	2017
Service cost – benefits earned during the period	$5,561	$6,202	$11,785	$12,317
Interest cost on projected benefit obligations	15,818	14,730	31,831	29,439
Expected return on plan assets	(23,197)	(23,825)	(47,031)	(47,622)
Pension settlement charges	1,342	—	8,184	—
Pension curtailment losses	—	—	9,483	—
Amortization of deferred amounts:
Net deferred actuarial losses	6,655	10,030	15,477	20,032
Deferred prior service costs (credits)	(59)	643	610	1,288
Net periodic pension cost	$6,120	$7,780	$30,339	$15,454
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.

On April 1, 2018, VF adopted ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which requires the Company to disaggregate the service cost component from other components of net periodic pension cost. Accordingly, in the Consolidated Statements of Income, VF has reported the service cost component within operating income and the other components of net periodic pension cost (which include interest cost, expected return on plan assets, amortization of prior service costs or credits and actuarial gains and losses) in the other income (expense), net line item.
VF contributed $28.7 million to its defined benefit plans during the six months ended September 2018, and intends to make approximately $12.2 million of contributions during the remainder of Fiscal 2019.
In the first quarter of Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified defined benefit pension plan and the supplemental defined benefit pension plan, effective December 31, 2018. Accordingly, the Company recognized a $9.5 million pension curtailment loss in the other income (expense), net line item in the Consolidated Statement of Income for the three months ended June 2018. Actuarial valuations were obtained as of June 30, 2018 ("June 2018").
Additionally, VF reported $1.3 million and $8.2 million in settlement charges in the other income (expense), net line item in the Consolidated Statements of Income for the three and six months ended September 2018, respectively, related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial valuations were obtained as of April 30, 2018 ("April 2018") and September 29, 2018.
Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate. The discount rates used to determine pension obligations were as follows:

	September 2018	June 2018	April 2018
U.S. qualified defined benefit pension plan	N/A	4.25%	N/A
Supplemental defined benefit pension plan	4.29%	4.24%	4.22%

23 VF Corporation Q2 FY19 Form 10-Q

NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During the six months ended September 2018, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of September 2018, March 2018 or September 2017. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the six months ended September 2018, the Company purchased 5,210 shares of Common Stock in open market transactions related to its deferred compensation plans for $0.5 million.

Balances related to shares held for deferred compensation plans were as follows:

(In thousands, except share amounts)	September 2018	March 2018	September 2017
Shares held for deferred compensation plans	169,114	284,785	320,615
Cost of shares held for deferred compensation plans	$2,561	$3,621	$3,973

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

(In thousands)	September 2018	March 2018	September 2017
Foreign currency translation and other	$(665,962)	$(476,869)	$(567,964)
Defined benefit pension plans	(226,039)	(289,618)	(268,159)
Derivative financial instruments	29,085	(97,543)	(78,773)
Accumulated other comprehensive income (loss)	$(862,916)	$(864,030)	$(914,896)
The changes in accumulated OCI, net of related taxes, are as follows:

	Three Months Ended September 2018
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2018	$(651,739)	$(230,517)	$178	$(882,078)
Other comprehensive income (loss) before reclassifications	(14,223)	(1,416)	15,151	(488)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,894	13,756	19,650
Net other comprehensive income (loss)	(14,223)	4,478	28,907	19,162
Balance, September 2018	$(665,962)	$(226,039)	$29,085	$(862,916)

	Three Months Ended September 2017
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2017	$(633,209)	$(275,089)	$(22,299)	$(930,597)
Other comprehensive income (loss) before reclassifications	65,245	—	(51,826)	13,419
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,930	(4,648)	2,282
Net other comprehensive income (loss)	65,245	6,930	(56,474)	15,701
Balance, September 2017	$(567,964)	$(268,159)	$(78,773)	$(914,896)

VF Corporation Q2 FY19 Form 10-Q 24

	Six Months Ended September 2018
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2018	$(476,869)	$(289,618)	$(97,543)	$(864,030)
Other comprehensive income (loss) before reclassifications	(189,093)	38,812	98,422	(51,859)
Amounts reclassified from accumulated other comprehensive income (loss)	—	24,767	28,206	52,973
Net other comprehensive income (loss)	(189,093)	63,579	126,628	1,114
Balance, September 2018	$(665,962)	$(226,039)	$29,085	$(862,916)

	Six Months Ended September 2017
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2017	$(742,281)	$(281,721)	$35,962	$(988,040)
Other comprehensive income (loss) before reclassifications	174,317	—	(100,302)	74,015
Amounts reclassified from accumulated other comprehensive income (loss)	—	13,562	(14,433)	(871)
Net other comprehensive income (loss)	174,317	13,562	(114,735)	73,144
Balance, September 2017	$(567,964)	$(268,159)	$(78,773)	$(914,896)

Reclassifications out of accumulated OCI are as follows:

(In thousands) Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income	Three Months Ended September		Six Months Ended September

		2018	2017	2018	2017
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(6,655)	$(10,030)	$(15,477)	$(20,032)
Deferred prior service (costs) credits	Other income (expense), net	59	(643)	(610)	(1,288)
Pension curtailment losses and settlement charges	Other income (expense), net	(1,342)	—	(17,667)	—
Total before tax		(7,938)	(10,673)	(33,754)	(21,320)
Tax benefit		2,044	3,743	8,987	7,758
Net of tax		(5,894)	(6,930)	(24,767)	(13,562)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	4,527	11,614	5,472	18,661
Foreign exchange contracts	Cost of goods sold	(14,638)	(4,164)	(26,576)	1,489
Foreign exchange contracts	Selling, general and administrative expenses	(1,522)	(882)	(4,220)	(1,125)
Foreign exchange contracts	Other income (expense), net	(970)	(774)	(2,363)	(737)
Interest rate contracts	Interest expense	(1,243)	(1,185)	(2,476)	(2,360)
Total before tax		(13,846)	4,609	(30,163)	15,928
Tax benefit (expense)		90	39	1,957	(1,495)
Net of tax		(13,756)	4,648	(28,206)	14,433
Total reclassifications for the period, net of tax		$(19,650)	$(2,282)	$(52,973)	$871

25 VF Corporation Q2 FY19 Form 10-Q

NOTE 12 — STOCK-BASED COMPENSATION

During the six months ended September 2018, VF granted stock options to employees to purchase 65,403 shares of its Common Stock at a weighted average exercise price of $82.31 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years.
The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

Six Months Ended September 2018
Expected volatility	22% to 29%
Weighted average expected volatility	25%
Expected term (in years)	6.1 to 7.5
Weighted average dividend yield	2.6%
Risk-free interest rate	2.1% to 3.0%
Weighted average fair value at date of grant	$16.87

Also during the six months ended September 2018, VF granted 12,717 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of the three-year performance period. The weighted average fair market value of VF Common Stock at the dates the units were granted was $81.37 per share.
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
VF granted 41,666 nonperformance-based RSUs to certain key employees in international jurisdictions during the six months ended September 2018. These units generally vest over periods of up to three years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $76.82 per share.
In addition, VF granted 21,847 nonperformance-based RSUs to employees during the six months ended September 2018. These awards generally vest 50% over a two-year period and 50% over a four-year period from the date of grant and entitle the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $84.84 per share.
For all nonperformance-based RSUs granted during the six months ended September 2018, dividend equivalents accrue and are payable in additional shares of VF Common Stock at the vesting date. Dividend equivalents are subject to the same risk of forfeiture as the nonperformance-based RSUs.
VF granted 25,323 restricted shares of VF Common Stock to certain members of management during the six months ended September 2018. These shares vest over periods of up to four years from the date of grant. The weighted average fair market value of VF Common Stock at the dates the shares were granted was $84.58 per share.
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
On August 1, 2018, the U.S. Treasury Department released proposed regulations covering the transition tax. VF has evaluated the proposed regulations, noting certain guidance that is unclear or inconsistent with our interpretation of the Tax Act. Proposed regulations are not authoritative and are subject to change during

VF Corporation Q2 FY19 Form 10-Q 26

the regulatory review process. However, depending on how the proposed regulations are finalized, VF may be required to record up to $100 million of additional tax expense related to the transition tax in the quarter the regulations become final.
Under GAAP, companies are allowed to make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company has not completed its analysis related to this accounting policy election and has therefore considered the taxes resulting from GILTI as a current-period expense for the six-month period ended September 2018. See Note 2 for additional discussion on GILTI policy election.
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
The effective income tax rate for the six months ended September 2018 was 15.1% compared to 15.4% in the 2017 period. The six months ended September 2018 included a net discrete tax benefit of $3.2 million, which included a $19.8 million tax benefit related to stock compensation, $1.9 million of net tax expense related to unrecognized tax benefits and interest, $12.9 million of net tax expense related to adjustments to provisional amounts recorded in 2017 under the Tax Act and $1.6 million of tax expense related to adjustments to previously recognized state income tax credits. The $3.2 million net discrete tax benefit in the six months ended September 2018 reduced the effective income tax rate by 0.4%. The 2017 period included a net discrete tax benefit of $13.3 million, which included a $9.6 million tax benefit related to stock compensation, $6.0 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $1.9 million of discrete tax expense related to the effects of tax rate changes. The $13.3 million net discrete tax benefit in the 2017 period decreased the effective income tax rate by 2.0%. Without discrete items, the effective income tax rate for the six months ended September 2018 decreased by 1.9% compared with the 2017 period primarily due to a lower U.S. corporate income tax rate that was effective beginning January 1, 2018.
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
During the six months ended September 2018, the amount of net unrecognized tax benefits and associated interest increased by $1.0 million to $170.1 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $8.0 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $5.6 million would reduce income tax expense.

27 VF Corporation Q2 FY19 Form 10-Q

NOTE 14 — REPORTABLE SEGMENT INFORMATION

In light of recently completed portfolio management actions and organizational realignments, the Company realigned its internal reporting structure in the first quarter of Fiscal 2019 to reflect the organizational changes to better support and assess the operations of the business. The chief operating decision maker allocates resources and assesses performance based on a global brand view which represents VF's operating segments. The operating segments have been evaluated and combined into reportable segments because they have met the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. Based on this assessment, the Company's reportable segments have been identified as: Outdoor, Active, Work and Jeans.
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

VF Corporation Q2 FY19 Form 10-Q 28

Accounting policies used for internal management reporting at the individual segments are consistent with those in Note A of the 2017 Form 10-K, except as stated below. Corporate costs (other than common costs allocated to the segments), impairment charges and net interest expense are not controlled by segment management and therefore are excluded from the measurement of segment profit. Common costs such as information systems processing, retirement benefits and insurance are allocated from corporate costs to the segments based on appropriate metrics such as usage or employment. Corporate costs that are not allocated to the segments consist of corporate headquarters expenses (including compensation and benefits of corporate management and staff, certain legal and professional fees and administrative and general costs) and other expenses which include a portion of defined benefit pension costs, development costs for management information systems, costs of registering, maintaining and enforcing certain of VF's trademarks and miscellaneous consolidated costs. Defined benefit pension plans in the U.S. are centrally managed. The current year service component of pension costs is allocated to the segments, while the remaining pension cost components are reported in corporate and other expenses.
Financial information for VF's reportable segments is as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2018	2017	2018	2017
Segment revenues:
Outdoor	$1,466,503	$1,381,002	$2,035,103	$1,917,252
Active	1,299,961	1,089,616	2,436,898	1,998,906
Work	472,827	210,062	915,429	416,919
Jeans	632,896	682,884	1,236,663	1,270,787
Other	35,199	29,370	71,439	57,690
Total segment revenues	$3,907,386	$3,392,934	$6,695,532	$5,661,554
Segment profit:
Outdoor	$258,121	$250,596	$174,626	$188,578
Active	351,051	273,092	620,248	457,720
Work	57,917	34,260	113,161	68,419
Jeans	97,658	117,563	184,707	198,821
Other	539	(782)	2,699	(1,104)
Total segment profit	765,286	674,729	1,095,441	912,434
Corporate and other expenses (a)	(140,672)	(101,115)	(260,611)	(182,361)
Interest expense, net	(25,513)	(22,537)	(49,397)	(43,144)
Income from continuing operations before income taxes	$599,101	$551,077	$785,433	$686,929

(a)
Certain corporate overhead and other costs of $4.2 million and $8.4 million for the three and six-month periods ended September 2017, respectively, previously allocated to the former Sportswear and Outdoor & Action Sports segments for segment reporting purposes, have been reallocated to continuing operations as discussed in Note 5.

29 VF Corporation Q2 FY19 Form 10-Q

NOTE 15 — EARNINGS PER SHARE

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2018	2017	2018	2017
Earnings per share – basic:
Income from continuing operations	$507,121	$473,820	$667,074	$580,912
Weighted average common shares outstanding	395,892	393,258	395,029	395,161
Earnings per share from continuing operations	$1.28	$1.20	$1.69	$1.47
Earnings per share – diluted:
Income from continuing operations	$507,121	$473,820	$667,074	$580,912
Weighted average common shares outstanding	395,892	393,258	395,029	395,161
Incremental shares from stock options and other dilutive securities	6,047	4,126	5,715	3,787
Adjusted weighted average common shares outstanding	401,939	397,384	400,744	398,948
Earnings per share from continuing operations	$1.26	$1.19	$1.66	$1.46

Outstanding options to purchase approximately 20,000 and 10,000 shares were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2018, respectively, and outstanding options to purchase 4.9 million and 7.6 million shares were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2017, respectively, because the effect of their inclusion would have been antidilutive.

In addition, 0.9 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2018, and 1.1 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2017, because these units were not considered to be contingent outstanding shares in those periods.
NOTE 16 — FAIR VALUE MEASUREMENTS
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

VF Corporation Q2 FY19 Form 10-Q 30

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
September 2018
Financial assets:
Cash equivalents:
Money market funds	$115,309	$115,309	$—	$—
Time deposits	5,635	5,635	—	—
Derivative financial instruments	58,646	—	58,646	—
Investment securities	183,155	174,215	8,940	—
Financial liabilities:
Derivative financial instruments	15,364	—	15,364	—
Deferred compensation	209,660	—	209,660	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2018
Financial assets:
Cash equivalents:
Money market funds	$185,118	$185,118	$—	$—
Time deposits	7,714	7,714	—	—
Derivative financial instruments	31,400	—	31,400	—
Investment securities	194,160	183,802	10,358	—
Financial liabilities:
Derivative financial instruments	106,174	—	106,174	—
Deferred compensation	227,808	—	227,808	—

(a)	There were no transfers among the levels within the fair value hierarchy during the six months ended September 2018 or the three months ended March 2018.

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
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2018 and March 2018, their carrying values approximated fair value. Additionally, at September 2018 and March 2018, the carrying values of VF’s long-term debt, including the current portion, were $2,156.5 million and $2,218.8 million, respectively, compared with fair values of $2,313.0 million and $2,403.9 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event an impairment is required, the asset is adjusted to estimated fair value, using market-based assumptions. There were no nonrecurring fair value measurements in the three months ended September 2018.

31 VF Corporation Q2 FY19 Form 10-Q

NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.7 billion at September 2018, $2.9 billion at March

2018 and $2.4 billion at September 2017, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Swiss franc, Swedish krona, South Korean won, Japanese yen, Polish zloty and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	September 2018	March 2018	September 2017	September 2018	March 2018	September 2017
Foreign currency exchange contracts designated as hedging instruments	$58,646	$21,496	$26,451	$(15,218)	$(105,795)	$(88,593)
Foreign currency exchange contracts not designated as hedging instruments	—	9,904	207	(146)	(379)	(619)
Total derivatives	$58,646	$31,400	$26,658	$(15,364)	$(106,174)	$(89,212)
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

	September 2018		March 2018		September 2017

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$58,646	$(15,364)	$31,400	$(106,174)	$26,658	$(89,212)
Gross amounts not offset in the Consolidated Balance Sheets	(15,281)	15,281	(20,918)	20,918	(26,001)	26,001
Net amounts	$43,365	$(83)	$10,482	$(85,256)	$657	$(63,211)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	September 2018	March 2018	September 2017
Other current assets	$48,957	$26,741	$23,387
Accrued liabilities	(12,349)	(96,087)	(75,266)
Other assets	9,689	4,659	3,271
Other liabilities	(3,015)	(10,087)	(13,946)
Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended September		Gain (Loss) on Derivatives Recognized in OCI Six Months Ended September

Cash Flow Hedging Relationships	2018	2017	2018	2017
Foreign currency exchange	$15,240	$(51,147)	$109,869	$(107,486)

VF Corporation Q2 FY19 Form 10-Q 32

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCI into Income Six Months Ended September

Location of Gain (Loss)	2018	2017	2018	2017
Net sales	$4,527	$11,614	$5,472	$18,661
Cost of goods sold	(14,638)	(4,164)	(26,576)	1,489
Selling, general and administrative expenses	(1,522)	(882)	(4,220)	(1,125)
Other income (expense), net	(970)	(774)	(2,363)	(737)
Interest expense	(1,243)	(1,185)	(2,476)	(2,360)
Total	$(13,846)	$4,609	$(30,163)	$15,928
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
Following is a summary of these derivatives included in VF’s Consolidated Statements of Income:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended September		Gain (Loss) on Derivatives Recognized in Income Six Months Ended September

Derivatives Not Designated as Hedges		2018	2017	2018	2017
Foreign currency exchange	Cost of goods sold	$1,211	$(927)	$(630)	$(568)
Foreign currency exchange	Other income (expense), net	(427)	(339)	669	(1,609)
Total		$784	$(1,266)	$39	$(2,177)

Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and six-month periods ended September 2018 and September 2017.
At September 2018, accumulated OCI included $21.8 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $14.3 million at September 2018, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.3 million and $2.5 million of net deferred losses from accumulated OCI into interest expense for the three and six-

month periods ended September 2018, respectively, and $1.2 million and $2.3 million for the three and six-month periods ended September 2017, respectively. VF expects to reclassify $5.1 million to interest expense during the next 12 months.
Net Investment Hedge
The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three and six-month periods ended September 2018, the Company recognized an after-tax gain of $3.9 million and $44.9 million, respectively, in OCI related to the net investment hedge, and an after-tax loss of $20.4 million and $57.7 million for the three and six-month periods ended September 2017, respectively. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedge during the three and six-month periods ended September 2018 and September 2017.

33 VF Corporation Q2 FY19 Form 10-Q

NOTE 18 — RESTRUCTURING

The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities. During the three and six months ended September 2018, VF leadership approved $13.0 million and $23.7 million, respectively, of restructuring charges. VF recognized $9.9 million and $17.8 million in selling, general and administrative expenses for the three and six months ended September 2018, respectively, and $3.1 million and $5.9 million in cost of goods sold for the three and six months ended September 2018, respectively. The Company has not recognized significant incremental costs related to the 2016 and 2017 initiatives. Management expects to recognize additional expense for activities during Fiscal 2019.
Of the $43.5 million total restructuring accrual at September 2018, $30.4 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $13.1 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The activity in the restructuring accrual for the six-month period ended September 2018 is as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2018	$43,145	$444	$43,589
Charges	22,214	1,450	23,664
Cash payments	(18,254)	(838)	(19,092)
Adjustments to accruals	(4,519)	—	(4,519)
Currency translation	(168)	—	(168)
Accrual at September 2018	$42,418	$1,056	$43,474

Restructuring charges were incurred as follows:

(In thousands)	Three Months Ended September 2018	Six Months Ended September 2018
Outdoor	$9,997	$12,895
Active	493	3,052
Work	1,111	3,939
Jeans	405	1,277
Corporate and other	995	2,501
Total	$13,001	$23,664

NOTE 19 — SUBSEQUENT EVENTS
On October 5, 2018, VF completed the sale of the Van Moer business. Refer to Note 5 for additional information.
On October 16, 2018, VF’s Board of Directors declared a quarterly cash dividend of $0.51 per share, payable on December 20, 2018 to stockholders of record on December 10, 2018.
On October 26, 2018, VF completed the sale of the Reef® brand business. Refer to Note 5 for additional information.

VF Corporation Q2 FY19 Form 10-Q 34

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) changed to a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. The Company's current fiscal year runs from April 1, 2018 through March 30, 2019 ("Fiscal 2019"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2019. For presentation purposes herein, all references to periods ended September 2018, March 2018 and September 2017 relate to the fiscal periods ended on September 29, 2018, March 31, 2018 and September 30, 2017, respectively.
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
In light of the recently completed portfolio management actions and organizational realignments, the Company realigned its internal reporting structure in the first quarter of Fiscal 2019 to reflect the organizational changes to better support and assess the operations of the business. The chief operating decision maker allocates resources and assesses performance based on a global brand view with the reportable segments: Outdoor, Active, Work and Jeans. In the tables below, the Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations. Refer to additional discussion in the “Information by Reportable Segment” section below and Note 14 to VF's consolidated financial statements.
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
The Nautica® brand business and the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses) have been reported as discontinued operations in our Consolidated Statements of Income, and the related held-for-sale assets and liabilities have been presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through their respective dates of disposal. Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.
During the three months ended September 2018, the Company reached the decision to sell the Reef® brand and Van Moer businesses. The Company determined that the associated assets and liabilities met the held-for-sale accounting criteria and have been classified accordingly in the September 2018 Consolidated Balance Sheet.
On August 13, 2018, VF announced its intention to spin-off its Jeans business, which will include the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF Outlet business. The spin-off will create two independent, publicly-traded companies. The transaction is expected to be tax-free to VF and its shareholders and will be effected through a pro-rata distribution of the new company’s stock to existing VF shareholders. The spin-off is expected to be completed in the first quarter of Fiscal 2020.
Refer to Note 5 to VF’s consolidated financial statements for additional information on discontinued operations and other divestitures.

HIGHLIGHTS OF THE SECOND QUARTER OF FISCAL 2019

•	Revenues were up 15% to $3.9 billion compared to the three months ended September 2017, including a $323.5 million contribution from acquisitions and a 1% unfavorable impact from foreign currency.

•	Active segment revenues increased 19% to $1.3 billion compared to the three months ended September 2017, including a 1% unfavorable impact from foreign currency.

•
Outdoor segment revenues increased 6% to $1.5 billion compared to the three months ended September 2017, including a $70.7 million contribution from acquisitions and a 1% unfavorable impact from foreign currency.

•
Direct-to-consumer revenues were up 19% over the 2017 period, including a 1% unfavorable impact from foreign currency and a 6-percentage point contribution from acquisitions. E-commerce revenues increased 48% in the current period, including a 1% unfavorable impact from foreign currency and a 17-percentage point contribution from acquisitions. Direct-to-consumer revenues accounted for 27% of total revenues for the three months ended September 2018.

•
International revenues increased 13% compared to the three months ended September 2017, including a 2% unfavorable impact from foreign currency and a 9-percentage point contribution from acquisitions. International revenues represented 45% of total revenues in the current period.

•
Earnings per share increased 6% to $1.26 from $1.19 in the 2017 period, driven by organic revenue growth in the Active, Outdoor and Work segments, continued strength in our direct-to-consumer and international businesses and contributions from acquisitions. These improvements were partially offset by an increase in the effective tax rate, expenses related to the acquisition, integration and separation of businesses, continued investments in strategic priorities and an unfavorable impact from foreign currency.

35 VF Corporation Q2 FY19 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Income
The following table presents a summary of the changes in total revenues for the three and six months ended September 2018 from the comparable periods in 2017:

(In millions)	Three Months Ended September	Six Months Ended September
Net revenues — 2017	$3,392.9	$5,661.6
Organic growth	230.9	455.9
Acquisitions	323.5	572.3
Impact of foreign currency	(39.9)	5.7
Net revenues — 2018	$3,907.4	$6,695.5

VF reported a 15% and 18% increase in revenues for the three and six months ended September 2018, respectively, compared to the 2017 periods. The revenue increase in both periods was attributable to organic growth in the Active, Outdoor and Work segments, contributions from acquisitions and continued strength in our direct-to-consumer and international businesses. International sales grew in every region in both the three and six months ended September 2018.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Three Months Ended September		Six Months Ended September

	2018	2017	2018	2017
Gross margin (total revenues less cost of goods sold)	50.1%	50.2%	50.2%	50.0%
Selling, general and administrative expenses	33.2	33.3	36.9	37.0
Operating income	16.9%	17.0%	13.3%	13.0%

Gross margin decreased 10 basis points and increased 20 basis points in the three and six months ended September 2018, respectively, compared to the 2017 periods. Gross margin in the three months ended September 2018 was negatively impacted by lower margins attributable to acquired businesses, acquisition and integration costs and certain increases in product costs, partially offset by a mix-shift to higher margin businesses and increases in pricing. Gross margin in the six months ended September 2018 was favorably impacted by a mix-shift to higher margin businesses, increases in pricing and foreign currency changes, partially offset by lower margins attributable to acquired businesses, acquisition and integration costs and certain increases in product costs.
Selling, general and administrative expenses as a percentage of total revenues decreased 10 basis points during both the three and six months ended September 2018, compared to the 2017 periods. The decrease in both periods was due to leverage of operating expenses on higher revenues and was partially offset by expenses related to the acquisition, integration and separation of businesses and continued investments in strategic priorities. The three and six months ended September 2018 also include costs related to the relocation of our global headquarters and certain brands to Denver, Colorado.
Net interest expense increased $3.0 million and $6.3 million during the three and six months ended September 2018, respectively, compared to the 2017 periods. The increase in both periods was due to higher levels of short-term borrowings at higher interest rates and lower interest income as compared to 2017, which was partially offset by lower interest on long-term debt due to the payoff of the $250.0 million of 5.95% fixed-rate notes on November 1, 2017. Total outstanding debt averaged $3.6 billion in the six months ended September 2018 and $3.2 billion in the same period in 2017, with weighted average interest rates of 3.0% and 3.1%, respectively.

The effective income tax rate for the six months ended September 2018 was 15.1% compared to 15.4% in the 2017 period. The six months ended September 2018 included a net discrete tax benefit of $3.2 million, which included a $19.8 million tax benefit related to stock compensation, $1.9 million of net tax expense related to unrecognized tax benefits and interest, $12.9 million of net tax expense related to adjustments to provisional amounts recorded in 2017 under the Tax Cuts and Jobs Act (“Tax Act”), and $1.6 million of tax expense related to adjustments to previously recognized state income tax credits. The $3.2 million net discrete tax benefit in the six months ended September 2018 reduced the effective income tax rate by 0.4%. The 2017 period included a net discrete tax benefit of $13.3 million, which included a $9.6 million tax benefit related to stock compensation, $6.0 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $1.9 million of discrete tax expense related to the effects of tax rate changes. The $13.3 million net discrete tax benefit in the 2017 period decreased the effective income tax rate by 2.0%. Without discrete items, the effective income tax rate for the six months ended September 2018 decreased by 1.9% compared with the 2017 period primarily due to a lower U.S. corporate income tax rate that was effective beginning January 1, 2018.
As a result of the above, income from continuing operations in the three months ended September 2018 was $507.1 million ($1.26 per share) compared to $473.8 million ($1.19 per share) in the 2017 period, and income from continuing operations in the six months ended September 2018 was $667.1 million ($1.66 per share) compared to $580.9 million ($1.46 per share) in the 2017 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

VF Corporation Q2 FY19 Form 10-Q 36

Information by Reportable Segment

As discussed above, VF realigned its internal reporting structure in the first quarter of Fiscal 2019 to reflect organizational changes to better support and assess the operations of the business. The new reportable segments are: Outdoor, Active, Work and Jeans. We have included an other category in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. The Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations.
Refer to Note 14 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income before income taxes.
The following tables present a summary of the changes in segment revenues and profit in the three and six months ended September 2018 from the comparable periods in 2017:

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment revenues — 2017	$1,381.0	$1,089.6	$210.1	$682.9	$29.3	$3,392.9
Organic	30.8	222.2	9.9	(37.9)	5.9	230.9
Acquisitions	70.7	—	252.8	—	—	323.5
Impact of foreign currency	(16.0)	(11.8)	—	(12.1)	—	(39.9)
Segment revenues — 2018	$1,466.5	$1,300.0	$472.8	$632.9	$35.2	$3,907.4

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment revenues — 2017	$1,917.3	$1,998.9	$416.9	$1,270.8	$57.7	$5,661.6
Organic	17.6	422.9	26.2	(24.5)	13.7	455.9
Acquisitions	100.4	—	471.9	—	—	572.3
Impact of foreign currency	(0.2)	15.1	0.4	(9.6)	—	5.7
Segment revenues — 2018	$2,035.1	$2,436.9	$915.4	$1,236.7	$71.4	$6,695.5

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment profit — 2017	$250.6	$273.1	$34.3	$117.6	$(0.9)	$674.7
Organic	(0.9)	80.3	1.1	(18.9)	1.3	62.9
Acquisitions	11.9	—	22.5	—	—	34.4
Impact of foreign currency	(3.5)	(2.3)	—	(1.0)	0.1	(6.7)
Segment profit — 2018	$258.1	$351.1	$57.9	$97.7	$0.5	$765.3

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment profit — 2017	$188.6	$457.7	$68.4	$198.8	$(1.1)	$912.4
Organic	(19.4)	157.4	5.1	(15.0)	4.1	132.2
Acquisitions	10.9	—	39.7	—	—	50.6
Impact of foreign currency	(5.5)	5.1	—	0.9	(0.3)	0.2
Segment profit — 2018	$174.6	$620.2	$113.2	$184.7	$2.7	$1,095.4

37 VF Corporation Q2 FY19 Form 10-Q

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Segment revenues	$1,466.5	$1,381.0	6.2%	$2,035.1	$1,917.3	6.1%
Segment profit	258.1	250.6	3.0%	174.6	188.6	(7.4)%
Operating margin	17.6%	18.1%		8.6%	9.8%

The Outdoor segment includes the following brands: The North Face®, Timberland® (excluding Timberland PRO®), Smartwool®, Icebreaker® and Altra®.

Global revenues for Outdoor increased 6% in the three months ended September 2018 compared to 2017, including a 1% unfavorable impact due to foreign currency. Revenues in the Americas region increased 3%. Revenues in the Europe region increased 11%, including a 2% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 9%, with a 1% unfavorable impact from foreign currency. Included in these results are revenues from the Icebreaker acquisition of $53.7 million and revenues from the Altra acquisition of $17.0 million. Excluding revenues from Icebreaker and Altra, Outdoor revenues increased 1%, including a 1% unfavorable impact from foreign currency.
Global revenues for Outdoor increased 6% in the six months ended September 2018 compared to the 2017 period. Revenues in the Americas region increased 1%, including a 1% unfavorable impact due to foreign currency. Revenues in the Europe region increased 13%, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 11%, with a 1% favorable impact from foreign currency. Included in these results are revenues from the Icebreaker acquisition of $79.4 million and revenues from the Altra acquisition of $21.0 million. Excluding revenues from Icebreaker and Altra, Outdoor revenues increased 1%.
Global revenues for The North Face® brand increased 5% and 6% in the three and six months ended September 2018, respectively, compared to the 2017 periods. This includes a 2% unfavorable impact from foreign currency in the three months ended September 2018. The increase in both periods was primarily due to growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth in both the three and six months ended September 2018. Increases in the wholesale channel for the three months ended September 2018 were driven by growth in the Europe region, partially offset by declines in the Americas and Asia-Pacific regions due to timing of shipments and a 1% unfavorable impact from foreign currency. Increases in the wholesale channel for the six months ended September 2018 were driven by growth in the Europe region, partially offset by declines in the Americas region.
Global revenues for the Timberland® brand (excluding Timberland PRO®) decreased 2% in both the three and six months ended

September 2018 compared to the 2017 periods. The decreases in both periods were due to declines in both the wholesale and direct-to-consumer channels. This includes a 1% unfavorable impact from foreign currency for the three months ended September 2018. Decreases in the wholesale channel are primarily due to the timing of shipments. The decreases in the direct-to-consumer channel were driven by declines in the Europe and Asia-Pacific regions, partially offset by growth in the Americas region and e-commerce growth across all regions.
Global direct-to-consumer revenues for Outdoor increased 7% and 6% in the three and six months ended September 2018, respectively, compared to the 2017 periods. This includes a 1% unfavorable impact from foreign currency in the three months ended September 2018. Excluding revenues from acquisitions, global direct-to-consumer revenues increased 2% and 1% in the three and six months ended September 2018, respectively, compared to the 2017 periods. Growth in the direct-to-consumer channel was driven by a growing e-commerce business, partially offset by a 1% unfavorable impact from foreign currency in the three months ended September 2018 and flat comparable store sales. Wholesale revenues increased 6% in both the three and six months ended September 2018 compared to the 2017 periods, including a 1% unfavorable impact from foreign currency in the three months ended September 2018. Excluding revenues from acquisitions, wholesale revenues increased 1% in both the three and six months ended September 2018 compared to the 2017 periods, including a 1% unfavorable impact from foreign currency in the three months ended September 2018. The increase in both periods was driven by growth in the Europe and Asia-Pacific regions, partially offset by declines in the Americas region and the timing of shipments.
Operating margin decreased 50 and 120 basis points in the three and six months ended September 2018, respectively, compared to the 2017 periods due to increased selling, general and administrative investments in product development and demand creation initiatives and costs related to the relocation of certain brands to Denver, Colorado. The increased costs were partially offset by higher gross margin in both periods driven by higher pricing, lower product costs and contributions from acquisitions. The decrease in the six months ended September 2018 was also due to an overall unfavorable impact from foreign currency.

VF Corporation Q2 FY19 Form 10-Q 38

Active

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Segment revenues	$1,300.0	$1,089.6	19.3%	$2,436.9	$1,998.9	21.9%
Segment profit	351.1	273.1	28.5%	620.2	457.7	35.5%
Operating margin	27.0%	25.1%		25.5%	22.9%

The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, JanSport®, Reef®, Eastpak® and Eagle Creek®.

Global revenues for Active increased 19% in the three months ended September 2018, compared to the 2017 period, driven by growth across all channels and regions, including a 1% unfavorable impact from foreign currency. The direct-to-consumer growth was driven by strong e-commerce and comparable store growth. Revenues in the Americas region increased 28%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 7%, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 18%, with a 1% unfavorable impact from foreign currency.
Global revenues for Active increased 22% in the six months ended September 2018, compared to the 2017 period, driven by growth across all channels and regions, including a 1% favorable impact from foreign currency. The direct-to-consumer growth was driven by strong e-commerce and comparable store growth and new store openings. Revenues in the Americas region increased 27%. Revenues in the Europe region increased 13%, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 20%, with a 3% favorable impact from foreign currency.
Vans® brand global revenues increased 26% and 30% in the three and six months ended September 2018, respectively, compared to the 2017 periods, including a 1% unfavorable impact from foreign currency in the three months ended September 2018. The increase in both periods was due to strong operational growth across all channels and regions, including strong comparable store and e-commerce growth and new store openings.
Global direct-to-consumer revenues for Active grew 24% and 27% in the three and six months ended September 2018, respectively, compared to the 2017 periods. The three months ended September 2018 included a 1% unfavorable impact from foreign currency. Growth in the direct-to-consumer channel for both periods was driven by a growing e-commerce business, comparable store growth and new store openings. Wholesale revenues increased 15% and 18% in the three and six months ended September 2018, respectively, driven by global growth in the Vans® brand and overall strength across the Europe region in both periods, and included a 2% unfavorable impact and 1% favorable impact from foreign currency in the three and six months ended September 2018, respectively.
Operating margin increased 190 and 260 basis points in the three and six months ended September 2018, respectively, compared to the 2017 periods, reflecting gross margin expansion driven by a mix-shift to higher margin businesses and products, leverage of operating expenses on higher revenues, partially offset by investments in our strategic growth priorities.
Work

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Segment revenues	$472.8	$210.1	125.1%	$915.4	$416.9	119.6%
Segment profit	57.9	34.3	69.1%	113.2	68.4	65.4%
Operating margin	12.2%	16.3%		12.4%	16.4%

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

Global Work revenues increased 125% and 120% in the three and six months ended September 2018, respectively, compared to the 2017 periods. The six months ended September 2018 include a 1% favorable impact from foreign currency. Included in these results are revenues from the Williamson-Dickie acquisition of $252.8 million and $471.9 million for the three and six months ended September 2018, respectively. Excluding revenues from Williamson-Dickie, Work revenues increased 5% and 6% in the three and six months ended September 2018, respectively, compared to the 2017 periods. The revenue increase in both periods was primarily due to growth in the Bulwark®, Red Kap® and Wrangler® RIGGS brands, partially offset by a decline in LSG transition services revenues. The revenue increase in the six months ended September 2018 was also due to growth in the Timberland PRO® brand.

Operating margin decreased 410 and 400 basis points in the three and six months ended September 2018, respectively, compared to the 2017 periods. Excluding amounts related to the acquisition, integration and operating results of Williamson-Dickie, operating margin decreased 20 basis points and increased 20 basis points in the three and six months ended September 2018, respectively. The decrease in the three months ended September 2018 was driven by higher selling, general and administrative expenses, partially offset by a mix-shift to higher margin businesses and pricing. The increase in the six months ended September 2018 was driven by a mix-shift to higher margin businesses and pricing, partially offset by higher product costs.

39 VF Corporation Q2 FY19 Form 10-Q

Jeans

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Segment revenues	$632.9	$682.9	(7.3)%	$1,236.7	$1,270.8	(2.7)%
Segment profit	97.7	117.6	(16.9)%	184.7	198.8	(7.1)%
Operating margin	15.4%	17.2%		14.9%	15.6%

The Jeans segment consists of the global jeans businesses, led by the Wrangler® (excluding Wrangler® RIGGS) and Lee® brands.

Global Jeans revenues decreased 7% and 3% in the three and six months ended September 2018, respectively, compared to the 2017 periods. The decrease in both the three and six-month periods ended September 2018 was driven by declines in the wholesale and direct-to-consumer channels and a 1% unfavorable impact from foreign currency in both periods. Revenues in the Americas region decreased 5% and 2% in the three and six months ended September 2018, respectively, driven by declines in the wholesale channel and a 1% unfavorable impact from foreign currency in both periods. The wholesale channel revenues in both periods were negatively impacted by a U.S. customer bankruptcy. Revenues in the Asia-Pacific region decreased 10% and 2% in the three and six months ended September 2018, respectively, primarily due to declines in the wholesale channel. The three months ended September 2018 included a 4% unfavorable impact from foreign currency. Revenues in the Europe region decreased 14% and 7% in the three and six months ended September 2018, respectively, due to declines in the wholesale and direct-to-consumer channels. The three months ended September 2018 included a 2% unfavorable impact from foreign currency and the six months ended September 2018 included a 1% favorable impact from foreign currency.

Global revenues for the Wrangler® brand (excluding Wrangler® RIGGS) decreased 6% in the three months ended September 2018, due to declines in the wholesale and direct-to-consumer channels and a 2% unfavorable impact from foreign currency. Revenues in the six months ended September 2018 decreased 2%, driven by declines in the direct-to-consumer channel and a 1% unfavorable impact from foreign currency, partially offset by flat revenues in the U.S. wholesale channel. Global revenues for the Lee® brand decreased 9% and 4% in the three and six months ended September 2018, respectively, primarily due to declines in the wholesale and direct-to-consumer channels in both periods. The three months ended September 2018 included a 2% unfavorable impact from foreign currencies. The wholesale channel revenues of both brands for both periods were negatively impacted by a U.S. customer bankruptcy.
Operating margin decreased 180 and 70 basis points in the three and six months ended September 2018, respectively, compared to the 2017 periods. The decrease in both periods was primarily due to higher product costs, additional investments in our strategic growth priorities, including product development, and lower leverage of operating expenses due to decreased revenues, partially offset by pricing.
Other

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Segment revenues	$35.2	$29.3	19.8%	$71.4	$57.7	23.8%
Segment profit (loss)	0.5	(0.9)	*	2.7	(1.1)	*
Operating margin	1.5%	(2.7)%		3.8%	(1.9)%
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

VF Corporation Q2 FY19 Form 10-Q 40

Reconciliation of Segment Profit to Income Before Income Taxes

There are two types of costs necessary to reconcile total segment profit, as discussed in the preceding paragraphs, to consolidated income before income taxes. These costs are (i) corporate and other expenses, discussed below, and (ii) interest expense, net, which was discussed in the “Consolidated Statements of Income” section.

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Corporate and other expenses	$140.7	$101.1	39.1%	$260.6	$182.4	42.9%
Interest expense, net	25.5	22.5	13.2%	49.4	43.1	14.5%

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs and (iii) certain other income and expenses. The increases in corporate and other expenses in the three and six months ended September 2018 compared to the 2017 periods include the estimated losses on sale of $9.9 million and $22.4 million related to the expected divestitures of the Reef® brand and Van Moer businesses, respectively. The increases in both periods are also due to higher compensation costs and investments in our key strategic initiatives, including expenses related to the acquisition, integration and separation of businesses. Certain corporate overhead costs previously allocated in 2017 to the former Sportswear and Outdoor & Action Sports segments for segment reporting purposes have been reallocated to continuing operations as discussed in Note 5 to the consolidated financial statements.

International Operations

International revenues increased 13% and 18% in the three and six months ended September 2018, respectively, compared to the 2017 periods. Foreign currency negatively impacted international revenue growth by 2% in the three months ended September 2018. Revenues in Europe increased 11% and 16% in the three and six months ended September 2018, respectively, reflecting operational growth in both periods. Foreign currency negatively impacted revenues in Europe by 1% in the three months ended September 2018 and favorably impacted revenues by 1% in the six months ended September 2018. In the Asia-Pacific region, revenues increased 15% and 20% in the three and six months ended September 2018, respectively, driven by growth across the region, particularly in China. Foreign currency negatively impacted revenues in the Asia-Pacific region by 2% in the three months ended September 2018 and favorably impacted revenues by 1% in the six months ended September 2018. Revenues in the Americas (non-U.S.) region increased 19% and 21% in the three and six months ended September 2018, respectively, reflecting operational growth, partially offset by an 8% and a 6% unfavorable impact from foreign currencies in the three and six months ended September 2018, respectively. International revenue growth in the three and six months ended September 2018 included a 9 and 10-percentage point contribution from acquisitions, respectively. International revenues were 45% of total revenues in both of the three-month periods ended September 2018 and 2017, and 42% of total revenues in both of the six-month periods ended September 2018 and 2017.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 19% and 20% in the three and six months ended September 2018, respectively, reflecting growth in all regions and in nearly every brand with direct-to-consumer operations. Foreign currency negatively impacted direct-to-consumer revenue growth by 1% in the three months ended September 2018. The increase in direct-to-consumer revenues for both periods was due to comparable store growth for locations open at least twelve months at each reporting date, and an expanding e-commerce business, which grew 48% and 51% in the three and six months ended September 2018, respectively. The e-commerce growth includes a 1% unfavorable and a 1% favorable impact from foreign currency in the three and six months ended September 2018, respectively. Acquisitions contributed 6 percent and 5 percent to the direct-to-consumer revenue growth in the three and six months ended September 2018, respectively, and 17 percent and 19 percent to the e-commerce revenue growth in the three and six months ended September 2018, respectively. There were 1,520 VF-owned retail stores at the end of September 2018, including 98 Williamson-Dickie, Icebreaker and Altra stores compared to 1,432 at the end of September 2017. Direct-to-consumer revenues were 27% of total revenues in both of the three-month periods ended September 2018 and 2017. Direct-to-consumer revenues were 29% of total revenues in the six months ended September 2018 compared to 28% in the 2017 period.

41 VF Corporation Q2 FY19 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets
Acquisitions significantly impacted the September 2018 Consolidated Balance Sheets as compared to the September 2017 balances. Accordingly, the table below presents certain September 2018 balance sheet accounts excluding the Williamson-Dickie, Icebreaker and Altra balances at that date so that the remaining VF balances are comparable with the September 2017 balances.

	March 2018	September 2018			September 2017
(In thousands)	As Reported	As Reported	Acquisitions	VF Excluding Acquisitions	As Reported
Accounts receivable	$1,408,587	$2,196,064	$207,748	$1,988,316	$1,815,198
Inventories	1,861,441	2,247,908	303,827	1,944,081	1,843,451
Other current assets	358,953	461,349	20,011	441,338	318,957
Property, plant and equipment	1,011,617	1,035,671	84,401	951,270	905,671
Intangible assets and goodwill	3,813,329	3,846,913	760,790	3,086,123	3,267,041
Other assets	803,041	829,887	22,171	807,716	743,898
Short-term borrowings	1,525,106	1,570,516	—	1,570,516	1,985,287
Current portion of long-term debt	6,265	5,885	1,855	4,030	253,831
Accounts payable	583,004	732,453	114,473	617,980	532,381
Accrued liabilities	938,427	1,188,484	85,209	1,103,275	1,013,096
Long-term debt	2,212,555	2,150,595	24,219	2,126,376	2,144,221
Other liabilities	1,271,830	1,291,578	60,362	1,231,216	881,962

The following discussion refers to significant changes in balances at September 2018 compared to March 2018 on an as-reported basis:

•
Increase in accounts receivable — primarily due to the seasonality of the business, timing of cash collections and reclassification of certain allowances to accrued liabilities due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606").

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

•
Increase in accrued liabilities — primarily due to reclassification of certain allowances from accounts receivable due to the adoption of ASC 606 and higher accrued compensation, partially offset by a decrease in derivative liabilities and the timing of payments.

The following discussion refers to significant changes in balances at September 2018 for VF excluding acquisitions compared to September 2017 on an as-reported basis:

•
Increase in accounts receivable — primarily due to the reclassification of certain allowances to accrued liabilities due to the adoption of ASC 606, higher wholesale shipments and the timing of cash collections.

•	Increase in inventories — driven by the overall organic growth in the business.

•	Increase in other current assets — primarily due to reclassifications from inventories due to the adoption of ASC 606 and higher levels of prepaid expenses.

•	Increase in property, plant and equipment — primarily due to strategic capital projects including distribution and direct-to-consumer initiatives.

•
Decrease in intangible assets and goodwill — primarily due to the reclassification to held-for-sale assets in connection with the planned divestiture of the Reef® brand business and foreign currency fluctuations.

•	Increase in other assets — primarily due to an increase in the net funded status of the U.S. qualified defined benefit pension plan due to interim remeasurements and higher capitalized software costs.

•	Decrease in short-term borrowings — due to net repayment of commercial paper borrowings.

•	Decrease in the current portion of long-term debt — due to the repayment of $250.0 million of long-term notes that matured in the fourth quarter of 2017.

•	Increase in accounts payable — driven by the timing of inventory purchases and payments to vendors.

•
Increase in accrued liabilities — primarily due to reclassification of certain allowances from accounts receivable due to the adoption of ASC 606 and higher accrued compensation, partially offset by a decrease in derivative liabilities and the timing of payments.

•
Increase in other liabilities — primarily due to higher accrued income taxes from the noncurrent portion of the transition tax recorded in 2017 under the Tax Act, partially offset by a decrease in deferred income taxes resulting from revaluation at the lower U.S. corporate rate required by the Tax Act.

VF Corporation Q2 FY19 Form 10-Q 42

Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	September	March	September
(Dollars in millions)	2018	2018	2017
Working capital	$1,909.3	$1,256.9	$1,738.5
Current ratio	1.5 to 1	1.4 to 1	1.5 to 1
Debt to total capital	47.1%	50.4%	52.7%

The increase in the current ratio at September 2018 compared to March 2018 was primarily due to a net increase in current assets driven by higher accounts receivable and inventories balances, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The decrease in the debt to total capital ratio at September 2018 compared to March 2018 was due to the increase in stockholders' equity which was driven by net income and stock-based compensation activity, partially offset by payments of dividends. The decrease in the debt to total capital ratio at September 2018 compared to September 2017 was primarily due to the decrease in short-term borrowings and the current portion of long-term debt, as discussed in the

"Consolidated Balance Sheets" section above. The decrease in the debt to total capital ratio was also attributed to the increase in stockholders' equity which was driven by net income and stock-based compensation activity, partially offset by payments of dividends and purchases of treasury stock.
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
In summary, our cash flows were as follows:

	Six Months Ended September

(In thousands)	2018	2017
Cash provided by operating activities	$102,951	$216,845
Cash (used) provided by investing activities	(218,327)	93,429
Cash (used) provided by financing activities	(197,105)	647,856
The cash flows related to discontinued operations and held-for-sale assets and liabilities have not been segregated, and remain included in the major classes of assets and liabilities within the Consolidated Statements of Cash Flows. Accordingly, the information in the table above and cash flow discussion below include the results of continuing and discontinued operations.

Cash Provided by Operating Activities
Cash flow related to operating activities is dependent on net income, adjustments to net income and changes in working capital. The decrease in cash provided by operating activities in the six months ended September 2018 compared to September 2017 is primarily due to an increase in net cash usage for working capital, partially offset by higher net income in the six months ended September 2018.
Cash (Used) Provided by Investing Activities
The increase in cash used by investing activities in the six months ended September 2018 related primarily to $320.4 million of net cash paid for acquisitions. Investing activities also included $288.3 million of proceeds received from the sale of businesses in the six months ended September 2018, which is $74.8 million higher than the proceeds received from the sale of businesses during the same period in 2017. Capital expenditures increased $56.7 million compared to the 2017 period.
Cash (Used) Provided by Financing Activities
The increase in cash used by financing activities during the six months ended September 2018 was primarily due to a $1.7 billion net decrease in cash generated by short-term borrowings driven by lower net borrowings in the six months ended September 2018 compared to the six months ended September 2017, partially offset by a $761.6 million decrease in treasury stock purchases and an $85.3 million increase in proceeds from issuance of Common Stock.
During the six months ended September 2018, VF purchased $0.5 million of Common Stock in open market transactions related to its deferred compensation plans. During the six months ended September 2017, VF purchased 14.0 million shares of its Common Stock in open market transactions at a total cost of $762.1 million (average price per share of $54.46).
As of the end of September 2018, the Company had $4.0 billion remaining for future repurchases under its share repurchase program. From October 1, 2018 to October 30, 2018, the Company repurchased approximately 1.5 million shares of Common Stock in open market transactions for $119.8 million (average price per share of $79.81). VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit

43 VF Corporation Q2 FY19 Form 10-Q

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
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of September 2018 were $1.6 billion and $15.4 million, respectively, leaving approximately $679.6 million available for borrowing against the Global Credit Facility at September 2018.
VF has $198.7 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $15.5 million at September 2018.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of September 2018, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.
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
Management’s Discussion and Analysis in the 2017 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2017 that would require the use of funds. As of September 2018, there have been no material changes in the amounts disclosed in the 2017 Form 10-K, except as noted below:

•	Inventory purchase obligations increased by approximately $140 million at the end of September 2018 due to the seasonality of VF's businesses.

•	Future minimum lease payments increased by approximately $240 million at the end of September 2018, primarily due to new office leases.
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

VF Corporation Q2 FY19 Form 10-Q 44

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this release include, but are not limited to: risks associated with the proposed spin-off of our Jeanswear business, including the risk that the spin-off  will not be consummated within the anticipated time period or at all; the risk of disruption to our business in connection with the proposed spin-off and that we could lose revenue as a result of such disruption; the risk that the companies resulting from the spin-off do not realize all of the expected benefits of the spin-off; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses; and the risk that the combined value of the common stock of the two publicly-traded companies will not be equal to or  greater than the value of VF Corporation common stock had the spin-off not occurred.  There are also risks associated with the relocation of our global headquarters and a number of brands to the metro Denver area, including the risk of significant disruption to our operations, the temporary diversion of management resources and loss of key employees who have substantial experience and expertise in our business, the risk that we may encounter difficulties retaining employees who elect to transfer and attracting new talent in the Denver area to replace our employees who are unwilling to relocate, the risk that the relocation may involve significant additional costs to us and that the expected benefits of the move may not be fully realized.  Other risks include foreign currency fluctuations; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; VF's reliance on a small number of large customers; the financial strength of VF's customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF's response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior, intense competition from online retailers, manufacturing and product innovation; increasing pressure on margins; VF's ability to implement its business strategy; VF's ability to grow its international and direct-to-consumer businesses; VF’s and its vendors’ ability to maintain the strength and security of information technology systems; VF's ability to properly collect, use, manage and secure consumer and employee data; stability of VF's manufacturing facilities and foreign suppliers; continued use by VF's suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF's ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF's ability to execute and integrate acquisitions; changes in tax laws and liabilities; legal, regulatory, political and economic risks; and adverse or unexpected weather conditions. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

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

45 VF Corporation Q2 FY19 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
Information on VF’s legal proceedings is set forth under Part I, Item 3, “Legal Proceedings,” in the 2017 Form 10-K. There have been no material changes to the legal proceedings from those described in the 2017 Form 10-K.

ITEM 1A — RISK FACTORS

You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the 2017 Form 10-K. Other than the additional risk factors presented below, there have been no material changes to the risk factors from those disclosed in the 2017 Form 10-K.
The planned spin-off of our Jeans business that will result in two independent, publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.
On August 13, 2018, we announced our plan to spin-off our Jeans business that will result in two independent, publicly-traded companies. We expect the spin-off to be completed in the first half of calendar 2019. The spin-off will be subject to final approval by our Board of Directors, effectiveness of a Form 10 Registration Statement filing with the U.S. Securities and Exchange Commission, execution of intercompany agreements, arrangements of financing facilities and other customary conditions. The transaction is intended to be tax-free for us and our shareholders for U.S. federal income tax purposes.
There are numerous risks associated with the proposed spin-off, including, but not limited to, the risk that the proposed spin-off of the Jeans business will not be consummated within the anticipated time period or at all; the risk of significant additional costs being incurred if the spin-off is delayed or does not occur at all; the risk of disruption to our business in connection with the proposed spin-off and that we could lose revenue as a result of such disruption; the risk that the proposed spin-off will require such a significant amount of time and attention from our senior management and employees that it could distract management and our employees from the operation of our business, negatively impacting operations; the risk that we may find it more difficult to attract, retain and motivate employees during the pendency of the spin-off and following its completion; the risk that the companies resulting from the spin-off do not realize all of the expected benefits of the spin-off; the risk that, as smaller, independent companies, the companies resulting from the spin-off will be less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions as well as the risk of takeover by third parties; the risk that our credit rating will be impacted by the spin-off and related transactions; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses; and the risk that the combined value of the common stock of the two publicly-traded companies will not be equal to or greater than the value of VF Corporation common stock had the spin-off not occurred.

The potential negative impact of the events described above could have a material adverse effect on our business, financial condition, results of operations and prospects, whether we are constituted as two independent publicly-traded companies after the proposed spin-off is completed or as one company as currently constituted.
The relocation of our global headquarters; The North Face®, JanSport®, Smartwool®, Altra® and Eagle Creek® brands; and VF’s Global Innovation Center for technical fabrics and Digital Lab could adversely affect our operations, operating results and financial condition, as we may experience disruptions to our business and incur additional costs in connection with the relocation.
We announced on August 13, 2018 the relocation of our global headquarters to the metro Denver area, which will also serve as the home for The North Face®, JanSport®, Smartwool®, Altra® and Eagle Creek® brands (the “Relocating Brands”) and VF’s Global Innovation Center for technical fabrics and Digital Lab (the “Innovation Center and Lab”). The process of moving our headquarters, the Relocating Brands and the Innovation Center and Lab is inherently complex and not part of our day-to-day operations. The relocation process could cause significant disruption to our operations, cause the temporary diversion of management resources and result in the loss of key employees who have substantial experience and expertise in our business, all of which could have a material adverse effect on our operations, operating results and financial condition. The need to replace Company personnel who do not relocate, train new employees and transition Company operating knowledge may cause disruptions in our business. While we have implemented a transition plan to provide for the move of our global headquarters, the Relocating Brands and the Innovation Center and Lab, including relocation benefits for employees who may be transferring, and severance and retention benefits for employees who will not be continuing with the Company after the move, we may encounter difficulties retaining employees who elect to transfer and attracting new talent in the Denver area to replace our employees who are unwilling to relocate. We may also experience difficulties in retaining employees who will remain in Greensboro during the transition period and who we are relying on to facilitate the transition of operating knowledge. In addition, we may incur additional costs for duplication in staff as we effect the transition. We can give no assurance that the relocation will be completed as planned or within the expected timeframe. In addition, the relocation may involve significant additional costs to us and the expected benefits of the move may not be fully realized due to associated disruption to our operations and personnel.

VF Corporation Q2 FY19 Form 10-Q 46

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended September 29, 2018 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Second Quarter 2019	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 - July 28, 2018	—	$—	—	$3,987,658,568
July 29 - August 25, 2018	2,210	93.08	2,210	3,987,452,864
August 26 - September 29, 2018	3,000	91.48	3,000	3,987,178,420
Total	5,210		5,210

(1)	Includes 5,210 shares of Common Stock that were purchased during the quarter in connection with VF's deferred compensation plans.
VF will continue to evaluate future share repurchases, considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

47 VF Corporation Q2 FY19 Form 10-Q

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

VF Corporation Q2 FY19 Form 10-Q 48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2018	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

49 VF Corporation Q2 FY19 Form 10-Q