Form 10-Q
period 2018-12-29
V F CORP
filed 2019-02-04
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On January 26, 2019, there were 395,605,444 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	December 2018	March 2018	December 2017
ASSETS
Current assets
Cash and equivalents	$535,312	$680,762	$563,483
Accounts receivable, less allowance for doubtful accounts of: December 2018 – $28,483; March 2018 – $24,993; December 2017 – $26,266	1,774,460	1,408,587	1,429,986
Inventories	1,866,075	1,861,441	1,706,609
Other current assets	436,244	358,953	296,986
Current assets of discontinued operations	—	373,580	380,700
Total current assets	4,612,091	4,683,323	4,377,764
Property, plant and equipment, net	1,041,640	1,011,617	1,014,638
Intangible assets, net	2,055,965	2,120,110	2,089,781
Goodwill	1,756,156	1,693,219	1,692,644
Other assets	818,458	803,041	783,675
TOTAL ASSETS	$10,284,310	$10,311,310	$9,958,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$677,891	$1,525,106	$729,384
Current portion of long-term debt	5,576	6,265	6,165
Accounts payable	645,678	583,004	760,997
Accrued liabilities	1,233,902	938,427	1,146,535
Current liabilities of discontinued operations	—	86,027	101,019
Total current liabilities	2,563,047	3,138,829	2,744,100
Long-term debt	2,135,240	2,212,555	2,187,789
Other liabilities	1,285,399	1,271,830	1,306,713
Commitments and contingencies
Total liabilities	5,983,686	6,623,214	6,238,602
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at December 2018, March 2018 or December 2017	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at December 2018 – 395,472,173; March 2018 – 394,313,070; December 2017 – 395,821,781	98,868	98,578	98,955
Additional paid-in capital	3,829,994	3,607,424	3,523,340
Accumulated other comprehensive income (loss)	(886,565)	(864,030)	(926,140)
Retained earnings	1,258,327	846,124	1,023,745
Total stockholders’ equity	4,300,624	3,688,096	3,719,900
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,284,310	$10,311,310	$9,958,502

See notes to consolidated financial statements.

3 VF Corporation Q3 FY19 Form 10-Q

VF CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2018	2017	2018	2017
Net revenues	$3,940,159	$3,649,283	$10,635,691	$9,310,837
Costs and operating expenses
Cost of goods sold	1,896,472	1,769,819	5,232,050	4,601,336
Selling, general and administrative expenses	1,451,782	1,394,845	3,922,185	3,489,679
Total costs and operating expenses	3,348,254	3,164,664	9,154,235	8,091,015
Operating income	591,905	484,619	1,481,456	1,219,822
Interest income	4,550	4,423	10,788	12,577
Interest expense	(28,397)	(26,971)	(84,032)	(78,269)
Other income (expense), net	(1,774)	(1,902)	(56,495)	(7,032)
Income from continuing operations before income taxes	566,284	460,169	1,351,717	1,147,098
Income taxes	103,158	533,148	221,517	639,165
Income (loss) from continuing operations	463,126	(72,979)	1,130,200	507,933
Income (loss) from discontinued operations, net of tax	383	(17,290)	788	(102,173)
Net income (loss)	$463,509	$(90,269)	$1,130,988	$405,760
Earnings (loss) per common share - basic
Continuing operations	$1.17	$(0.18)	$2.86	$1.29
Discontinued operations	—	(0.04)	—	(0.26)
Total earnings (loss) per common share - basic	$1.17	$(0.23)	$2.86	$1.03
Earnings (loss) per common share - diluted
Continuing operations	$1.16	$(0.18)	$2.82	$1.27
Discontinued operations	—	(0.04)	—	(0.26)
Total earnings (loss) per common share - diluted	$1.16	$(0.23)	$2.82	$1.02
Weighted average shares outstanding
Basic	395,294	394,577	395,117	394,967
Diluted	399,767	400,378	400,418	399,425

See notes to consolidated financial statements.

VF Corporation Q3 FY19 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands)	2018	2017	2018	2017
Net income (loss)	$463,509	$(90,269)	$1,130,988	$405,760
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(67,820)	13,779	(241,578)	154,603
Income tax effect	(3,345)	7,984	(18,680)	41,477
Defined benefit pension plans
Amortization of net deferred actuarial losses	6,676	10,026	22,153	30,058
Amortization of deferred prior service costs (credits)	(58)	646	552	1,934
Current period actuarial gains (losses)	1,428	(45,356)	53,470	(45,356)
Curtailment losses and settlement charges	662	6,230	18,329	6,230
Income tax effect	(2,313)	4,664	(24,530)	(3,094)
Derivative financial instruments
Gains (losses) arising during the period	43,836	(21,136)	153,705	(128,622)
Income tax effect	(7,217)	5,892	(18,664)	13,076
Reclassification to net income for (gains) losses realized	5,391	8,352	35,554	(7,576)
Income tax effect	(889)	(2,325)	(2,846)	(830)
Other comprehensive income (loss)	(23,649)	(11,244)	(22,535)	61,900
Comprehensive income (loss)	$439,860	$(101,513)	$1,108,453	$467,660

See notes to consolidated financial statements.

5 VF Corporation Q3 FY19 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2018 (a)	2017 (a)
OPERATING ACTIVITIES
Net income	$1,130,988	$405,760
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill	—	104,651
Depreciation and amortization	216,361	224,065
Stock-based compensation	80,501	66,600
Provision for doubtful accounts	16,325	18,481
Pension expense in excess of contributions	2,932	17,241
Loss on sale of businesses, net of tax	28,115	27,426
Other, net	(36,404)	(101,154)
Changes in operating assets and liabilities:
Accounts receivable	(428,753)	(22,854)
Inventories	(58,401)	176,717
Accounts payable	62,175	228,727
Income taxes	(39,971)	494,406
Accrued liabilities	491,925	54,649
Other assets and liabilities	(29,130)	(9,893)
Cash provided by operating activities	1,436,663	1,684,822
INVESTING ACTIVITIES
Business acquisitions, net of cash received	(320,405)	(740,541)
Proceeds from sale of businesses, net of cash sold	430,273	214,968
Capital expenditures	(195,250)	(128,697)
Software purchases	(42,548)	(44,520)
Other, net	(20,616)	(9,124)
Cash used by investing activities	(148,546)	(707,914)
FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(852,547)	424,297
Payments on long-term debt	(4,675)	(253,410)
Payment of debt issuance costs	(2,123)	—
Purchases of treasury stock	(150,676)	(762,059)
Cash dividends paid	(565,176)	(511,966)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	137,470	86,610
Cash used by financing activities	(1,437,727)	(1,016,528)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(681)	737
Net change in cash, cash equivalents and restricted cash	(150,291)	(38,883)
Cash, cash equivalents and restricted cash – beginning of year	689,190	608,280
Cash, cash equivalents and restricted cash – end of period	$538,899	$569,397

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$535,312	$563,483
Other current assets	2,872	2,452
Current assets of discontinued operations	—	2,592
Other assets	715	870
Total cash, cash equivalents and restricted cash	$538,899	$569,397

(a)
The cash flows related to discontinued operations have not been segregated, and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See notes to consolidated financial statements.

VF Corporation Q3 FY19 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 2018
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2018	397,161,808	$99,290	$3,795,395	$(862,916)	$1,147,787	$4,179,556
Net income	—	—	—	—	463,509	463,509
Dividends on Common Stock ($0.51 per share)	—	—	—	—	(201,325)	(201,325)
Purchase of treasury stock	(1,863,724)	(466)	—	—	(149,730)	(150,196)
Stock-based compensation, net	174,089	44	34,599	—	(1,914)	32,729
Foreign currency translation and other	—	—	—	(71,165)	—	(71,165)
Defined benefit pension plans	—	—	—	6,395	—	6,395
Derivative financial instruments	—	—	—	41,121	—	41,121
Balance, December 2018	395,472,173	$98,868	$3,829,994	$(886,565)	$1,258,327	$4,300,624

	Three Months Ended December 2017
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2017	394,502,698	$98,626	$3,456,661	$(914,896)	$1,297,029	$3,937,420
Net income	—	—	—	—	(90,269)	(90,269)
Dividends on Common Stock ($0.46 per share)	—	—	—	—	(181,686)	(181,686)
Purchase of treasury stock	—	—	—	—	—	—
Stock-based compensation, net	1,319,083	329	66,679	—	(1,329)	65,679
Foreign currency translation and other	—	—	—	21,763	—	21,763
Defined benefit pension plans	—	—	—	(23,790)	—	(23,790)
Derivative financial instruments	—	—	—	(9,217)	—	(9,217)
Balance, December 2017	395,821,781	$98,955	$3,523,340	$(926,140)	$1,023,745	$3,719,900

Continued on next page.

See notes to consolidated financial statements.

7 VF Corporation Q3 FY19 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended December 2018
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2018	394,313,070	$98,578	$3,607,424	$(864,030)	$846,124	$3,688,096
Adoption of new accounting standard	—	—	—	—	1,956	1,956
Net income	—	—	—	—	1,130,988	1,130,988
Dividends on Common Stock ($1.43 per share)	—	—	—	—	(565,176)	(565,176)
Purchase of treasury stock	(1,868,934)	(467)	—	—	(150,209)	(150,676)
Stock-based compensation, net	3,028,037	757	222,570	—	(5,356)	217,971
Foreign currency translation and other	—	—	—	(260,258)	—	(260,258)
Defined benefit pension plans	—	—	—	69,974	—	69,974
Derivative financial instruments	—	—	—	167,749	—	167,749
Balance, December 2018	395,472,173	$98,868	$3,829,994	$(886,565)	$1,258,327	$4,300,624

	Nine Months Ended December 2017
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2017	406,964,289	$101,741	$3,367,026	$(988,040)	$1,892,330	$4,373,057
Net income	—	—	—	—	405,760	405,760
Dividends on Common Stock ($1.30 per share)	—	—	—	—	(511,966)	(511,966)
Purchase of treasury stock	(13,993,773)	(3,498)	—	—	(758,561)	(762,059)
Stock-based compensation, net	2,851,265	712	156,314	—	(3,818)	153,208
Foreign currency translation and other	—	—	—	196,080	—	196,080
Defined benefit pension plans	—	—	—	(10,228)	—	(10,228)
Derivative financial instruments	—	—	—	(123,952)	—	(123,952)
Balance, December 2017	395,821,781	$98,955	$3,523,340	$(926,140)	$1,023,745	$3,719,900

See notes to consolidated financial statements.

VF Corporation Q3 FY19 Form 10-Q 8

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) changed to a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. The Company's current fiscal year runs from April 1, 2018 through March 30, 2019 ("Fiscal 2019"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2019. For presentation purposes herein, all references to periods ended December 2018, March 2018 and December 2017 relate to the fiscal periods ended on December 29, 2018, March 31, 2018 and December 30, 2017, respectively.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended December 2018 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2019. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended December 30, 2017 (“2017 Form 10-K”).
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

9 VF Corporation Q3 FY19 Form 10-Q

The following tables compare amounts reported in accordance with the requirements of ASC 606 to the amounts that would have been reported had the new standard not been applied:

Condensed Consolidated Balance Sheet
	December 2018
(In thousands)	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
ASSETS
Cash and equivalents	$535,312	$—	$535,312
Accounts receivable, net	1,774,460	(223,546)	1,550,914
Inventories	1,866,075	71,909	1,937,984
Other current assets	436,244	(64,794)	371,450
Total current assets	4,612,091	(216,431)	4,395,660
Property, plant and equipment, net	1,041,640	—	1,041,640
Goodwill and intangible assets, net	3,812,121	—	3,812,121
Other assets	818,458	345	818,803
TOTAL ASSETS	$10,284,310	$(216,086)	$10,068,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings and current portion of long-term debt	$683,467	$—	$683,467
Accounts payable	645,678	—	645,678
Accrued liabilities	1,233,902	(204,407)	1,029,495
Total current liabilities	2,563,047	(204,407)	2,358,640
Long-term debt	2,135,240	—	2,135,240
Other liabilities	1,285,399	(1,545)	1,283,854
Total liabilities	5,983,686	(205,952)	5,777,734
Total stockholders' equity	4,300,624	(10,134)	4,290,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,284,310	$(216,086)	$10,068,224

Condensed Consolidated Statements of Income
	Three Months Ended December 2018			Nine Months Ended December 2018
(In thousands)	As Reported	Impact of Adoption	Balances without Adoption of ASC 606	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
Net revenues	$3,940,159	$7,702	$3,947,861	$10,635,691	$(8,281)	$10,627,410
Cost of goods sold	1,896,472	2,802	1,899,274	5,232,050	(17,603)	5,214,447
Selling, general and administrative expenses	1,451,782	6,266	1,458,048	3,922,185	15,060	3,937,245
Total costs and operating expenses	3,348,254	9,068	3,357,322	9,154,235	(2,543)	9,151,692
Operating income	591,905	(1,366)	590,539	1,481,456	(5,738)	1,475,718
Interest income (expense) and other income (expense), net	(25,621)	—	(25,621)	(129,739)	—	(129,739)
Income from continuing operations before income taxes	566,284	(1,366)	564,918	1,351,717	(5,738)	1,345,979
Income taxes	103,158	(242)	102,916	221,517	(1,016)	220,501
Income from continuing operations	463,126	(1,124)	462,002	1,130,200	(4,722)	1,125,478
Income (loss) from discontinued operations, net of tax	383	—	383	788	(3,456)	(2,668)
Net income	$463,509	$(1,124)	$462,385	$1,130,988	$(8,178)	$1,122,810

VF Corporation Q3 FY19 Form 10-Q 10

Condensed Consolidated Statement of Cash Flows - Operating Activities
	Nine Months Ended December 2018
(In thousands)	As Reported	Impact of Adoption	Activities without Adoption of ASC 606
OPERATING ACTIVITIES
Net income	$1,130,988	$(8,178)	$1,122,810
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	216,361	190	216,551
Other adjustments, net	91,469	3,193	94,662
Changes in operating assets and liabilities:
Accounts receivable	(428,753)	213,953	(214,800)
Inventories	(58,401)	(66,338)	(124,739)
Accounts payable	62,175	—	62,175
Income taxes	(39,971)	(1,016)	(40,987)
Accrued liabilities	491,925	(204,726)	287,199
Other assets and liabilities	(29,130)	62,922	33,792
Cash provided by operating activities	$1,436,663	$—	$1,436,663
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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", an update that provides a more narrow framework to be used in evaluating whether a set of assets and activities constitutes a business. This guidance became effective for VF in the first quarter of Fiscal 2019 and was applied when accounting for the acquisitions completed subsequent to the adoption date, but did not impact our conclusions on whether they were a business. Refer to Note 4 for further information related to acquisitions.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", an update which requires employers to disaggregate the service cost component from other components of net periodic benefit costs. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest cost, expected return on plan assets, amortization of prior service costs or credits and deferred actuarial gains and losses) separately and outside of operating income. The update specifies that only the service cost component is eligible for capitalization, which is consistent with VF’s current practice. The presentation change in the Consolidated Statements of Income requires application on a retrospective basis. The ASU was adopted by the Company on April 1, 2018, and as a result, VF reported increases in operating income and non-operating expense of $3.3 million and $6.4 million for the three and nine months ended December 2017, respectively. VF applied the practical expedient permitted under the guidance which allows entities to use information previously disclosed in the pension and other post-retirement benefit plans footnote as the basis to apply the retrospective presentation requirements. Refer to pension disclosure in Note 10.
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

11 VF Corporation Q3 FY19 Form 10-Q

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act ("Tax Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that companies must make a policy decision to either record deferred taxes related to GILTI inclusions or treat any taxes on GILTI inclusions as period costs. The Company has completed its analysis related to this accounting policy election and has determined it will treat the taxes resulting from GILTI as a current-period expense, which is consistent with the treatment prior to the accounting policy election.
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118", which allowed the Company to record provisional amounts in earnings for the year ended December 30, 2017 due to the complexities involved in accounting for the enactment of the Tax Act. The Company recognized the estimated income tax effects of the Tax Act in its 2017 consolidated financial statements in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118") and recorded revisions of our provisional estimate during the three months ended March 2018, June 30, 2018 ("June 2018") and September 29, 2018 ("September 2018"). VF finalized its accounting for the impact of the Tax Act during the three months ended December 2018. Refer to Note 13 for more information regarding the amounts recorded.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", a new accounting standard on leasing. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics, including permitted transition methods. This new standard will require companies to record most leased assets and related liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. VF's cross-functional implementation team has completed the design phase of the project, which involved reviewing the standard's provisions, evaluating real estate and non-real estate lease arrangements and identifying arrangements that may contain embedded leases. This project is now in the final stages of the implementation phase which included collecting information from lease contracts, assessing potential embedded leases, evaluating accounting policy elections and implementing a new lease management system. Additionally, VF is updating processes and internal controls over systems and financial reporting to respond to relevant risks associated with the new standard including the preparation of the required financial information and new disclosures. VF expects this standard will have a material impact on the Consolidated Balance Sheets but does not expect it to have a material impact on the Consolidated Statements of Income. The Company will adopt the new standard in the first quarter of the year ended March 28, 2020 ("Fiscal 2020") utilizing the modified retrospective method and will recognize a cumulative-effect adjustment in retained earnings, if any, at the beginning of the period of adoption.
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
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", an update that amends and simplifies certain aspects of hedge accounting rules to better portray the economic results of risk management activities in the financial statements. The FASB has subsequently issued updates to the standard to provide additional guidance on specific topics. This guidance will be effective for VF in the first quarter of Fiscal 2020 with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on VF's consolidated financial statements.
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
In June 2018, the FASB issued ASU No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", an update that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance will be effective for VF in the first quarter of Fiscal 2020 with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on VF's consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-09, "Codification Improvements", an update that provides technical corrections, clarifications and other improvements across a variety of accounting topics. The transition and effective date guidance is based on the facts and circumstances of each update; however, many of them will be effective for VF in the first quarter of Fiscal 2020. The Company does not expect the adoption of this guidance to have a material impact on VF's consolidated financial statements.
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

VF Corporation Q3 FY19 Form 10-Q 12

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", an update that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance will be effective for VF in the first quarter of Fiscal 2021 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF's consolidated financial statements.
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
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guaranteed royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees' sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees. As of December 2018, the Company expects to recognize $97.8 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2024. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
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
As of December 2018, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and fixed consideration related to future minimum guarantees discussed above.

13 VF Corporation Q3 FY19 Form 10-Q

For the three and nine months ended December 2018, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
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
The following table provides information about accounts receivable, contract assets and contract liabilities:

(In thousands)	December 2018	At Adoption - April 1, 2018 (a)
Accounts receivable, net	$1,774,460	$1,408,587
Contract assets (b)	3,368	2,600
Contract liabilities (c)	40,615	28,252

(a)	The Company adopted ASC 606 on April 1, 2018. Refer to Note 2 for additional information.

(b)	Included in the other current assets line item in the Consolidated Balance Sheets.

(c)	Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.
For the three and nine months ended December 2018, the Company recognized $19.7 million and $44.1 million, respectively, of revenue that was previously included in the contract liability balance. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. The wholesale channel includes fees generated from sourcing activities as the customers and point-in-time revenue recognition are similar to other wholesale arrangements.

	Three Months Ended December 2018
(In thousands)	Outdoor	Active	Work	Jeans	Other	Total
Channel revenues
Wholesale	$839,579	$490,985	$434,409	$557,642	$3,559	$2,326,174
Direct-to-consumer	769,775	642,571	50,788	91,514	29,975	1,584,623
Royalty	3,251	9,024	8,390	8,697	—	29,362
Total	$1,612,605	$1,142,580	$493,587	$657,853	$33,534	$3,940,159

Geographic revenues
United States	$889,298	$638,179	$400,739	$494,575	$33,534	$2,456,325
International	723,307	504,401	92,848	163,278	—	1,483,834
Total	$1,612,605	$1,142,580	$493,587	$657,853	$33,534	$3,940,159

VF Corporation Q3 FY19 Form 10-Q 14

	Three Months Ended December 2017
(In thousands)	Outdoor	Active	Work	Jeans	Other	Total
Channel revenues
Wholesale	$735,349	$441,521	$421,709	$591,729	$—	$2,190,308
Direct-to-consumer	718,199	535,704	54,347	92,933	33,313	1,434,496
Royalty	3,106	6,758	6,771	7,844	—	24,479
Total	$1,456,654	$983,983	$482,827	$692,506	$33,313	$3,649,283

Geographic revenues
United States	$789,583	$522,250	$385,002	$510,029	$33,313	$2,240,177
International	667,071	461,733	97,825	182,477	—	1,409,106
Total	$1,456,654	$983,983	$482,827	$692,506	$33,313	$3,649,283

	Nine Months Ended December 2018
(In thousands)	Outdoor	Active	Work	Jeans	Other	Total
Channel revenues
Wholesale	$2,280,071	$1,829,861	$1,267,633	$1,643,404	$21,074	$7,042,043
Direct-to-consumer	1,358,287	1,728,779	123,051	226,294	83,899	3,520,310
Royalty	9,350	20,838	18,332	24,818	—	73,338
Total	$3,647,708	$3,579,478	$1,409,016	$1,894,516	$104,973	$10,635,691

Geographic revenues
United States	$1,826,230	$1,934,778	$1,127,168	$1,364,659	$104,973	$6,357,808
International	1,821,478	1,644,700	281,848	529,857	—	4,277,883
Total	$3,647,708	$3,579,478	$1,409,016	$1,894,516	$104,973	$10,635,691

	Nine Months Ended December 2017
(In thousands)	Outdoor	Active	Work	Jeans	Other	Total
Channel revenues
Wholesale	$2,091,005	$1,575,246	$834,934	$1,707,810	$—	$6,208,995
Direct-to-consumer	1,272,275	1,389,219	58,041	232,266	91,003	3,042,804
Royalty	10,626	18,424	6,771	23,217	—	59,038
Total	$3,373,906	$2,982,889	$899,746	$1,963,293	$91,003	$9,310,837

Geographic revenues
United States	$1,730,340	$1,525,746	$791,610	$1,391,102	$91,003	$5,529,801
International	1,643,566	1,457,143	108,136	572,191	—	3,781,036
Total	$3,373,906	$2,982,889	$899,746	$1,963,293	$91,003	$9,310,837

15 VF Corporation Q3 FY19 Form 10-Q

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
For the six months ended September 2018, Williamson-Dickie contributed revenues of $471.9 million and net income of $33.3 million. Given the ongoing integration and change in operating nature of the acquired business, it is impracticable to determine the revenues or operating results contributed in the three months ended December 2018.
The following table summarizes the fair values of the Williamson-Dickie assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	October 2, 2017
Cash and equivalents	$60,172
Accounts receivable	146,403
Inventories	251,778
Other current assets	8,447
Property, plant and equipment	105,119
Intangible assets	397,755
Other assets	9,665
Total assets acquired	979,339

Short-term borrowings	17,565
Accounts payable	88,052
Other current liabilities	109,964
Deferred income tax liabilities	15,160
Other noncurrent liabilities	33,066
Total liabilities assumed	263,807

Net assets acquired	715,532
Goodwill	82,863
Purchase price	$798,395

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
Total transaction expenses for the Williamson-Dickie acquisition were $15.0 million, all of which were recognized in the year ended December 2017 in the selling, general and administrative expenses line item in the Consolidated Statements of Income.

VF Corporation Q3 FY19 Form 10-Q 16

The following unaudited pro forma summary presents consolidated information of VF as if the acquisition of Williamson-Dickie had occurred on January 3, 2016:

(In thousands)	Three Months Ended December 2017 (unaudited)	Nine Months Ended December 2017 (unaudited)
Net revenues	$3,649,283	$9,766,005
Income (loss) from continuing operations	(61,494)	544,094
Earnings (loss) per common share from continuing operations
Basic	$(0.16)	$1.38
Diluted	(0.15)	1.36

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
Icebreaker

On April 3, 2018, VF acquired 100% of the stock of Icebreaker Holdings Limited ("Icebreaker") for NZ$274.4 million ($198.5 million) in cash, subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings. The purchase price was unchanged during the three months ended December 2018 and decreased NZ$2.3 million ($1.6 million) during the nine months ended December 2018, related to working capital adjustments. The revised purchase price as of December 2018 is NZ$272.1 million ($197.0 million).

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
For the three and nine months ended December 2018, Icebreaker contributed revenues of $47.7 million and $127.1 million, respectively, representing 1.2% of VF's revenues in both periods. Icebreaker contributed net income of $3.9 million and $10.1 million in the three and nine months ended December 2018, respectively, representing 0.8% and 0.9% of VF's net income in the respective periods.
The allocation of the purchase price is preliminary and subject to change for certain income tax matters. Accordingly, further adjustments may be made to the value of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the acquisition date.

17 VF Corporation Q3 FY19 Form 10-Q

The following table summarizes the estimated fair values of the Icebreaker assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	April 3, 2018
Cash and equivalents	$6,444
Accounts receivable	16,781
Inventories	31,728
Other current assets	3,931
Property, plant and equipment	3,858
Intangible assets	98,041
Other assets	4,758
Total assets acquired	165,541

Short-term borrowings	7,235
Accounts payable	2,075
Other current liabilities	21,919
Deferred income tax liabilities	22,802
Other noncurrent liabilities	433
Total liabilities assumed	54,464

Net assets acquired	111,077
Goodwill	85,875
Purchase price	$196,952

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
Total transaction expenses for the Icebreaker acquisition of $7.4 million have been recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Income, of which $4.1 million was recognized during the three months ended June 2018 and the remainder was recognized prior to Fiscal 2019. In addition, the Company has recognized a $9.9 million gain on derivatives used to hedge the purchase price of Icebreaker in the other income (expense), net line item in the Consolidated Statements of Income, of which $0.3 million was recognized during the three months ended June 2018 and the remainder was recognized prior to Fiscal 2019.
Pro forma results of operations of the Company would not be materially different as a result of the Icebreaker acquisition and therefore are not presented.

Altra

On June 1, 2018, VF acquired 100% of the stock of Icon-Altra LLC, plus certain assets in Europe ("Altra"). The purchase price was $131.7 million in cash, subject to working capital and other adjustments and was primarily funded with short-term borrowings. The purchase price was unchanged during the three months ended December 2018 and decreased $0.1 million during the nine months ended December 2018, related to working capital adjustments, resulting in a revised purchase price of $131.6 million. The allocation of the purchase price was finalized during the three months ended December 2018, resulting in a decrease of goodwill by $1.5 million related to a final adjustment to working capital balances.
Altra®, the primary brand, is an athletic and performance-based lifestyle footwear brand, based in Logan, Utah. Altra provides VF with a unique and differentiated technical footwear brand and a capability that, when applied across VF's footwear platforms, will serve as a catalyst for growth.
For the three and nine months ended December 2018, Altra contributed revenues of $9.9 million and $30.9 million, respectively. During the three and nine months ended December 2018, Altra had a net loss of $1.1 million and net income of $0.7 million, respectively.

VF Corporation Q3 FY19 Form 10-Q 18

The following table summarizes the estimated fair values of the Altra assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	June 1, 2018
Accounts receivable	$11,629
Inventories	9,310
Other current assets	575
Property, plant and equipment	1,107
Intangible assets	59,700
Total assets acquired	82,321

Accounts payable	5,068
Other current liabilities	7,415
Total liabilities assumed	12,483

Net assets acquired	69,838
Goodwill	61,719
Purchase price	$131,557

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

Total transaction expenses for the Altra acquisition were $2.3 million, all of which were recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Income during the three months ended June 2018.
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
On April 30, 2018, VF completed the sale of the Nautica® brand business. The Company received proceeds of $285.8 million, net of cash sold, resulting in a final after-tax loss on sale of $38.2 million, of which a $0.4 million and $5.4 million decrease in the estimated loss on sale is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three and nine months ended December 2018, respectively. The three and nine months ended December 2017 include a $25.5 million estimated loss on sale.

The results of the Nautica® brand's North America business were previously reported in the former Sportswear segment, and the results of the Asia business were previously reported in the former Outdoor & Action Sports segment. The results of the Nautica® brand business recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income were income of $0.4 million (including a $0.4 million decrease in the estimated loss on sale) and $0.8 million (including a $5.4 million decrease in the estimated loss on sale) for the three and nine months ended December 2018, respectively, and losses of $17.4 million and $96.7 million for the three and nine months ended December 2017, respectively, including a $25.5 million estimated loss on sale in both periods and a $104.7 million impairment charge recorded during the three months ended September 30, 2017 ("September 2017").
Certain corporate overhead costs and segment costs previously allocated to the Nautica® brand business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

19 VF Corporation Q3 FY19 Form 10-Q

Under the terms of the transition services agreement, the Company is providing certain support services for periods up to 12 months from the closing date of the transaction. Revenue and related expense items associated with the transition services are recorded in the Other category, and operating expense reimbursements are recorded within the corporate and other expenses line item, in the reconciliation of segment revenues and segment profit in Note 14.
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
LSG included the Majestic® brand and was previously reported within the former Imagewear segment. On April 28, 2017, VF completed the sale of LSG to Fanatics, Inc. The Company received proceeds of $213.5 million, net of cash sold, resulting in a final after-tax loss on sale of $4.1 million, of which $2.7 million is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for the nine months ended December 2017. The final adjustment to the after-tax loss on sale was $0.3 million in the three months ended September 2017.
The LSG results recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income were losses of $4.3 million (including a $2.7 million adjustment to the estimated loss on sale) for the nine months ended December 2017.
During the three months ended December 30, 2017, VF completed the sale of the assets associated with the JanSport® brand collegiate business, which was previously included within the former Outdoor & Action Sports segment. The Company received net proceeds of $1.5 million and recorded a final after-tax loss on sale of $0.2 million, of which a $0.6 million and $0.8 million decrease in the estimated loss on sale is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three and nine months ended December 2017, respectively.
The JanSport® brand collegiate results recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income were income of $0.1 million (including a $0.6 million decrease to the estimated loss on sale) and losses of $1.2 million (including a $0.8 million decrease to the estimated loss on sale) for the three and nine months ended December 2017, respectively.
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
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Nautica® brand business and the Licensing Business that are included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2018	2017	2018	2017
Net revenues	$—	$139,878	$21,913	$385,716
Cost of goods sold	—	77,888	14,706	218,081
Selling, general and administrative expenses	—	44,356	12,391	129,825
Impairment of goodwill	—	—	—	104,651
Interest expense, net	—	(1)	—	(9)
Other income (expense), net	—	(3)	272	5
Income (loss) from discontinued operations before income taxes	—	17,630	(4,912)	(66,845)
Gain (loss) on the sale of discontinued operations before income taxes	383	(24,513)	4,589	(30,488)
Total income (loss) from discontinued operations before income taxes	383	(6,883)	(323)	(97,333)
Income tax (expense) benefit	—	(10,407)	1,111	(4,840)
Income (loss) from discontinued operations, net of tax	$383	$(17,290)	$788	$(102,173)

VF Corporation Q3 FY19 Form 10-Q 20

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	December 2018	March 2018	December 2017
Cash	$—	$2,330	$2,592
Accounts receivable, net	—	26,298	27,941
Inventories	—	55,610	43,297
Other current assets	—	1,247	2,497
Property, plant and equipment, net	—	15,021	14,914
Intangible assets	—	262,202	262,352
Goodwill	—	49,005	49,005
Other assets	—	3,961	3,631
Allowance to reduce assets to estimated fair value, less costs to sell	—	(42,094)	(25,529)
Total assets of discontinued operations	$—	$373,580	$380,700

Accounts payable	$—	$11,619	$16,993
Accrued liabilities	—	10,658	18,203
Other liabilities	—	11,912	12,011
Deferred income tax liabilities (a)	—	51,838	53,812
Total liabilities of discontinued operations	$—	$86,027	$101,019

(a)	Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures for any periods presented. Depreciation and amortization expense was $10.2 million for the nine months ended December 2017. An operating noncash item of $104.7 million related to the impairment of goodwill for the Nautica® brand business is included in the Consolidated Statement of Cash Flows for the nine months ended December 2017.

Other Divestitures

Reef® Brand Business
During the three months ended September 2018, the Company reached the decision to sell the Reef® brand business, which was included in the Active segment.
VF signed a definitive agreement for the sale of the Reef® brand business on October 2, 2018, and completed the transaction on October 26, 2018. VF received cash proceeds of $139.4 million, and recorded an estimated $14.4 million loss, of which $4.5 million and $14.4 million were included in the other income (expense), net line item in the Consolidated Statements of Income for the three and nine months ended December 2018, respectively. The estimated loss is subject to working capital and other adjustments.
Under the terms of the transition services agreement, the Company is providing certain support services for periods up to 21 months from the closing date of the transaction. Revenue and related expense items associated with the transition services and operating expense reimbursements are recorded in the Other category in the reconciliation of segment revenues and segment profit in Note 14.

Van Moer Business
During the three months ended September 2018, the Company reached the decision to sell the Van Moer business acquired with Williamson-Dickie, which was included in the Work segment. VF recorded a $22.4 million estimated loss on the sale which was included in the other income (expense), net line item in the Consolidated Statement of Income for the three months ended September 2018.
VF completed the sale of the Van Moer business on October 5, 2018, and received cash proceeds of €7.0 million ($8.1 million). There were no changes during the three months ended December 2018 to the estimated loss previously recorded.
Spin-Off of Jeans Business

On August 13, 2018, VF announced its intention to spin-off its Jeans business, which will include the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF Outlet business, into an independent, publicly-traded company. For the three and nine months ended December 2018, the Company incurred $51.3 million and $63.8 million, respectively, of separation and related expenses associated with the spin-off. Of these expenses, VF recognized $40.4 million and $52.9 million in selling, general and administrative expenses for the three and nine months ended December 2018, respectively, and $10.9 million in cost of goods sold for both the three and nine months ended December 2018.

21 VF Corporation Q3 FY19 Form 10-Q

NOTE 6 — SALE OF ACCOUNTS RECEIVABLE

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. This agreement was amended in August 2018 to permit up to $377.5 million of VF’s accounts receivable to be sold to the financial institution and remain outstanding at any point in time, compared to the $367.5 million limit in place at March 2018 and December 2017. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the nine months ended December 2018 and 2017, VF sold total accounts receivable of $865.7 million and $895.6 million, respectively. As of December 2018, March 2018 and December 2017, $190.9 million, $191.2 million and $219.1 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in the other income (expense), net line item in the Consolidated Statements of Income, and was $1.5 million and $4.4 million for the three and nine months ended December 2018, respectively, and $1.2 million and $3.0 million for the three and nine months ended December 2017, respectively. Net proceeds of this program are classified as operating activities in the Consolidated Statements of Cash Flows.
NOTE 7 — INVENTORIES

(In thousands)	December 2018	March 2018	December 2017
Finished products	$1,638,028	$1,654,137	$1,490,788
Work-in-process	110,438	103,757	110,467
Raw materials	117,609	103,547	105,354
Total inventories	$1,866,075	$1,861,441	$1,706,609
NOTE 8 — INTANGIBLE ASSETS

			December 2018			March 2018
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	17 years	Accelerated	$344,757	$139,230	$205,527	$201,544
License agreements	19 years	Accelerated	7,663	4,743	2,920	6,256
Trademarks	16 years	Straight-line	58,932	11,236	47,696	50,623
Other	8 years	Straight-line	8,283	3,935	4,348	5,170
Amortizable intangible assets, net					260,491	263,593
Indefinite-lived intangible assets:
Trademarks and trade names					1,795,474	1,856,517
Intangible assets, net					$2,055,965	$2,120,110

Intangible assets decreased during the nine months ended December 2018 due to the divestiture of the Reef® brand business and foreign currency fluctuations, which were partially offset by the addition of intangible assets from the Icebreaker and Altra acquisitions.
Amortization expense for the three and nine months ended December 2018 was $7.5 million and $23.3 million, respectively.

Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2019 is $32.4 million, $31.2 million, $29.7 million, $27.8 million and $26.3 million, respectively.

VF Corporation Q3 FY19 Form 10-Q 22

NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Jeans	Total
Balance, March 2018	$844,726	$463,187	$172,472	$212,834	$1,693,219
Fiscal 2019 acquisitions	147,594	—	—	—	147,594
Fiscal 2019 divestitures	—	(48,329)	(52)	—	(48,381)
Currency translation	(11,726)	(17,016)	(1,816)	(5,718)	(36,276)
Balance, December 2018	$980,594	$397,842	$170,604	$207,116	$1,756,156

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
During the three months ended December 2018, the Company completed the sales of the Reef® brand and Van Moer businesses, at which time the remaining goodwill of $48.4 million related to these reporting units was removed from the Consolidated Balance Sheet. Accumulated impairment charges for the goodwill removed from the Active segment were $31.1 million as of December 2018 and March 2018. Refer to Note 5 for additional information regarding the divestitures.
No impairment charges were recorded during the nine months ended December 2018 and there are no remaining accumulated impairment charges.

NOTE 10 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2018	2017	2018	2017
Service cost – benefits earned during the period	$6,097	$6,157	$17,882	$18,474
Interest cost on projected benefit obligations	15,807	14,735	47,638	44,174
Expected return on plan assets	(23,185)	(23,830)	(70,216)	(71,452)
Pension settlement charges	662	—	8,846	—
Pension curtailment losses	—	1,671	9,483	1,671
Amortization of deferred amounts:
Net deferred actuarial losses	6,676	10,026	22,153	30,058
Deferred prior service costs (credits)	(58)	646	552	1,934
Net periodic pension cost	$5,999	$9,405	$36,338	$24,859
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.

On April 1, 2018, VF adopted ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which requires the Company to disaggregate the service cost component from other components of net periodic pension cost. Accordingly, in the Consolidated Statements of Income, VF has reported the service cost component within operating income and the other components of net periodic pension cost (which include interest cost, expected return on plan assets, amortization of prior service costs or credits and deferred actuarial gains and losses) in the other income (expense), net line item.
VF contributed $33.4 million to its defined benefit plans during the nine months ended December 2018, and intends to make approximately $6.7 million of contributions during the remainder of Fiscal 2019.
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
Additionally, VF reported $0.7 million and $8.8 million in settlement charges in the other income (expense), net line item in the Consolidated Statements of Income for the three and nine months ended December 2018, respectively, related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial valuations were obtained as of April 30, 2018, September 29, 2018 and December 29, 2018.

23 VF Corporation Q3 FY19 Form 10-Q

Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate. The discount rates used to determine pension obligations were as follows:

	December 29, 2018	September 29, 2018	June 30, 2018	April 30, 2018
U.S. qualified defined benefit pension plan	N/A	N/A	4.25%	N/A
Supplemental defined benefit pension plan	4.36%	4.29%	4.24%	4.22%
NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During the nine months ended December 2018, the Company purchased 1.9 million shares of Common Stock in open market transactions for $150.0 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the nine months ended December 2018, VF restored 2.0 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of December 2018, March 2018 or December 2017. The

excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
VF Common Stock is also held by the Company’s deferred compensation plans and is treated as treasury shares for financial reporting purposes. During the nine months ended December 2018, the Company purchased 7,680 shares of Common Stock in open market transactions related to its deferred compensation plans for $0.7 million.

Balances related to shares held for deferred compensation plans were as follows:

(In thousands, except share amounts)	December 2018	March 2018	December 2017
Shares held for deferred compensation plans	147,464	284,785	317,515
Cost of shares held for deferred compensation plans	$2,126	$3,621	$3,901

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

(In thousands)	December 2018	March 2018	December 2017
Foreign currency translation and other	$(737,127)	$(476,869)	$(546,201)
Defined benefit pension plans	(219,644)	(289,618)	(291,949)
Derivative financial instruments	70,206	(97,543)	(87,990)
Accumulated other comprehensive income (loss)	$(886,565)	$(864,030)	$(926,140)
The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended December 2018
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2018	$(665,962)	$(226,039)	$29,085	$(862,916)
Other comprehensive income (loss) before reclassifications	(71,165)	1,065	36,619	(33,481)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,330	4,502	9,832
Net other comprehensive income (loss)	(71,165)	6,395	41,121	(23,649)
Balance, December 2018	$(737,127)	$(219,644)	$70,206	$(886,565)

VF Corporation Q3 FY19 Form 10-Q 24

	Three Months Ended December 2017
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2017	$(567,964)	$(268,159)	$(78,773)	$(914,896)
Other comprehensive income (loss) before reclassifications	21,763	(30,223)	(15,244)	(23,704)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,433	6,027	12,460
Net other comprehensive income (loss)	21,763	(23,790)	(9,217)	(11,244)
Balance, December 2017	$(546,201)	$(291,949)	$(87,990)	$(926,140)

	Nine Months Ended December 2018
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2018	$(476,869)	$(289,618)	$(97,543)	$(864,030)
Other comprehensive income (loss) before reclassifications	(260,258)	39,877	135,041	(85,340)
Amounts reclassified from accumulated other comprehensive income (loss)	—	30,097	32,708	62,805
Net other comprehensive income (loss)	(260,258)	69,974	167,749	(22,535)
Balance, December 2018	$(737,127)	$(219,644)	$70,206	$(886,565)

	Nine Months Ended December 2017
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2017	$(742,281)	$(281,721)	$35,962	$(988,040)
Other comprehensive income (loss) before reclassifications	196,080	(30,223)	(115,546)	50,311
Amounts reclassified from accumulated other comprehensive income (loss)	—	19,995	(8,406)	11,589
Net other comprehensive income (loss)	196,080	(10,228)	(123,952)	61,900
Balance, December 2017	$(546,201)	$(291,949)	$(87,990)	$(926,140)

25 VF Corporation Q3 FY19 Form 10-Q

Reclassifications out of accumulated OCI are as follows:

(In thousands) Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income	Three Months Ended December		Nine Months Ended December

		2018	2017	2018	2017
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(6,676)	$(10,026)	$(22,153)	$(30,058)
Deferred prior service (costs) credits	Other income (expense), net	58	(646)	(552)	(1,934)
Pension curtailment losses and settlement charges	Other income (expense), net	(662)	(566)	(18,329)	(566)
Total before tax		(7,280)	(11,238)	(41,034)	(32,558)
Tax benefit		1,950	4,805	10,937	12,563
Net of tax		(5,330)	(6,433)	(30,097)	(19,995)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	772	8,567	6,244	27,228
Foreign exchange contracts	Cost of goods sold	(4,570)	(12,153)	(31,146)	(10,664)
Foreign exchange contracts	Selling, general and administrative expenses	(1,020)	(2,398)	(5,240)	(3,523)
Foreign exchange contracts	Other income (expense), net	690	(1,163)	(1,673)	(1,900)
Interest rate contracts	Interest expense	(1,263)	(1,205)	(3,739)	(3,565)
Total before tax		(5,391)	(8,352)	(35,554)	7,576
Tax benefit		889	2,325	2,846	830
Net of tax		(4,502)	(6,027)	(32,708)	8,406
Total reclassifications for the period, net of tax		$(9,832)	$(12,460)	$(62,805)	$(11,589)

VF Corporation Q3 FY19 Form 10-Q 26

NOTE 12 — STOCK-BASED COMPENSATION

During the nine months ended December 2018, VF granted stock options to employees to purchase 89,471 shares of its Common Stock at a weighted average exercise price of $80.84 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Nine Months Ended December 2018
Expected volatility	22% to 29%
Weighted average expected volatility	25%
Expected term (in years)	6.1 to 7.5
Weighted average dividend yield	2.6%
Risk-free interest rate	2.1% to 3.2%
Weighted average fair value at date of grant	$16.74

Also during the nine months ended December 2018, VF granted 17,233 performance-based restricted stock units (“RSU”) to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The weighted average fair market value of VF Common Stock at the dates the units were granted was $80.18 per share.
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
VF granted 51,166 nonperformance-based RSUs to certain key employees in international jurisdictions during the nine months ended December 2018. These units generally vest over periods of up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $76.82 per share.
In addition, VF granted 27,707 nonperformance-based RSUs to employees during the nine months ended December 2018. These awards generally vest 50% over a two-year period and 50% over a four-year period from the date of grant and entitle the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $83.15 per share.
For all nonperformance-based RSUs granted during the nine months ended December 2018, dividend equivalents accrue and are payable in additional shares of VF Common Stock at the vesting date. Dividend equivalents are subject to the same risk of forfeiture as the nonperformance-based RSUs.
VF granted 69,476 restricted shares of VF Common Stock to certain members of management during the nine months ended December 2018. These shares vest over periods of up to four years from the date of grant. The weighted average fair market value of VF Common Stock at the dates the shares were granted was $79.66 per share.
NOTE 13 — INCOME TAXES

On December 22, 2017, the U.S. government enacted the Tax Act, which included a broad range of complex provisions impacting the taxation of multi-national companies. Generally, accounting for the impacts of newly enacted tax legislation is required to be completed in the period of enactment; however, in response to the complexities and ambiguity surrounding the Tax Act, the SEC released SAB 118 to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC provided a one-year measurement period for companies to analyze and finalize accounting for the Tax Act. During the one-year measurement period, SAB 118 allows companies to recognize provisional amounts when reasonable estimates can be made for the impacts resulting from the Tax Act.
During the fourth quarter of 2017, VF recognized a provisional charge of approximately $465.5 million to reflect the impacts resulting from the Tax Act, primarily comprised of approximately

$512.4 million related to the transition tax and approximately $89.5 million of tax benefits related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional charges of $42.6 million were primarily related to U.S. federal and state tax on foreign income and dividends, and establishing a deferred tax liability for foreign withholding taxes as the Company is not asserting indefinite reinvestment on short-term liquid assets of certain foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested.
During the three months ended December 2018, VF finalized its accounting for the impact of the Tax Act, which resulted in additional net charges of $10.4 million. During the one-year measurement period provided for under SAB 118, VF recognized additional net charges of $18.2 million, primarily comprised of $14.3 million of charges related to the transition tax, additional tax

27 VF Corporation Q3 FY19 Form 10-Q

benefits of $0.3 million related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%, and other charges of $4.2 million related to establishing a deferred tax liability for foreign withholding taxes, resulting in a cumulative net charge of $483.7 million. The measurement period adjustments include $5.1 million of net tax benefit recognized in the three months ended March 2018 and $23.3 million of net tax expense recognized during Fiscal 2019.
The Tax Act has significant complexity and guidance continues to be issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS") and state and local tax authorities. After quarter-end, final regulations under Section 965 related to the transition tax were made available on the IRS website. The Company is currently evaluating these regulations and any tax effect will be accounted for during VF's fourth quarter of Fiscal 2019, which is the period in which these final regulations were issued.
Under GAAP, companies are allowed to make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company has completed its analysis related to this accounting policy election and has determined it will treat the taxes resulting from GILTI as a current-period expense, which is consistent with the treatment prior to the accounting policy election. See Note 2 for additional discussion on the GILTI policy election.
The effective income tax rate for the nine months ended December 2018 was 16.4% compared to 55.7% in the 2017 period. The nine months ended December 2018 included a net discrete tax expense of $12.9 million, which included $23.3 million of net tax expense related to adjustments to provisional amounts recorded in 2017 under the Tax Act, $20.2 million of tax benefit related to stock compensation, $10.2 million of net tax expense related to unrecognized tax benefits and interest, $1.9 million of tax benefit related to adjustments of previously recorded amounts based on proposed regulations and $1.6 million of tax expense related to adjustments to previously recognized state income tax credits. The $12.9 million net discrete tax expense in the nine months ended December 2018, increased the effective income tax rate by 1.0%. The 2017 period included a net discrete tax expense of $440.0 million, which included $465.5 million of net tax expense related to the Tax Act, $22.2 million of tax benefit related to stock compensation, $5.6 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $1.9 million of discrete tax expense related to the effects of tax rate changes. The $440.0 million net discrete tax expense in the 2017 period increased the effective income tax rate by 38.3%. Without discrete items, the effective income tax rate for the nine months ended December 2018 decreased by 2.0% compared with the 2017 period primarily due to a lower U.S. corporate income tax rate that was effective beginning January 1, 2018.
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
During the nine months ended December 2018, the amount of net unrecognized tax benefits and associated interest increased by $9.9 million to $178.9 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $7.9 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $5.5 million would reduce income tax expense.

VF Corporation Q3 FY19 Form 10-Q 28

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
Lee®
Rock and Republic®

Other - included in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Includes sales of non-VF products at VF Outlet® stores and results from transition services related to the sales of the Nautica® and Reef® brand businesses.

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
The results of the Van Moer business have been included in the Work segment through the October 5, 2018 date of sale. The results of the Reef® brand business have been included in the Active segment through the October 26, 2018 date of sale.
The primary financial measures used by management to evaluate the financial results of VF's reportable segments are segment

29 VF Corporation Q3 FY19 Form 10-Q

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
Financial information for VF's reportable segments is as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2018	2017	2018	2017
Segment revenues:
Outdoor	$1,612,605	$1,456,654	$3,647,708	$3,373,906
Active	1,142,580	983,983	3,579,478	2,982,889
Work	493,587	482,827	1,409,016	899,746
Jeans	657,853	692,506	1,894,516	1,963,293
Other	33,534	33,313	104,973	91,003
Total segment revenues	$3,940,159	$3,649,283	$10,635,691	$9,310,837
Segment profit:
Outdoor	$338,009	$275,509	$512,635	$464,087
Active	272,862	198,872	893,110	656,592
Work	62,491	57,509	175,652	125,928
Jeans	67,804	93,196	252,511	292,017
Other	(151)	209	2,548	(895)
Total segment profit	741,015	625,295	1,836,456	1,537,729
Corporate and other expenses (a)	(150,884)	(142,578)	(411,495)	(324,939)
Interest expense, net	(23,847)	(22,548)	(73,244)	(65,692)
Income from continuing operations before income taxes	$566,284	$460,169	$1,351,717	$1,147,098

(a)
Certain corporate overhead and other costs of $4.1 million and $12.5 million for the three and nine-month periods ended December 2017, respectively, previously allocated to the former Sportswear and Outdoor & Action Sports segments for segment reporting purposes, have been reallocated to continuing operations as discussed in Note 5.

VF Corporation Q3 FY19 Form 10-Q 30

NOTE 15 — EARNINGS PER SHARE

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2018	2017	2018	2017
Earnings per share – basic:
Income (loss) from continuing operations	$463,126	$(72,979)	$1,130,200	$507,933
Weighted average common shares outstanding	395,294	394,577	395,117	394,967
Earnings (loss) per share from continuing operations	$1.17	$(0.18)	$2.86	$1.29
Earnings per share – diluted:
Income (loss) from continuing operations	$463,126	$(72,979)	$1,130,200	$507,933
Weighted average common shares outstanding	395,294	394,577	395,117	394,967
Incremental shares from stock options and other dilutive securities	4,473	5,801	5,301	4,458
Adjusted weighted average common shares outstanding	399,767	400,378	400,418	399,425
Earnings (loss) per share from continuing operations	$1.16	$(0.18)	$2.82	$1.27

Outstanding options to purchase approximately 0.1 million and 0.6 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2018, respectively, and outstanding options to purchase 2.0 million and 5.7 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2017, respectively, because the effect of their inclusion would have been antidilutive.

In addition, 0.9 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended December 2018, and 0.6 million and 0.9 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2017, respectively, because these units were not considered to be contingent outstanding shares in those periods.
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

31 VF Corporation Q3 FY19 Form 10-Q

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
December 2018
Financial assets:
Cash equivalents:
Money market funds	$193,607	$193,607	$—	$—
Time deposits	6,124	6,124	—	—
Derivative financial instruments	88,910	—	88,910	—
Investment securities	161,720	152,381	9,339	—
Financial liabilities:
Derivative financial instruments	7,361	—	7,361	—
Deferred compensation	182,262	—	182,262	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2018
Financial assets:
Cash equivalents:
Money market funds	$185,118	$185,118	$—	$—
Time deposits	7,714	7,714	—	—
Derivative financial instruments	31,400	—	31,400	—
Investment securities	194,160	183,802	10,358	—
Financial liabilities:
Derivative financial instruments	106,174	—	106,174	—
Deferred compensation	227,808	—	227,808	—

(a)	There were no transfers among the levels within the fair value hierarchy during the nine months ended December 2018 or the three months ended March 2018.

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

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2018 and March 2018, their carrying values approximated fair value. Additionally, at December 2018 and March 2018, the carrying values of VF’s long-term debt, including the current portion, were $2,140.8 million and $2,218.8 million, respectively, compared with fair values of $2,282.6 million and $2,403.9 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

VF Corporation Q3 FY19 Form 10-Q 32

NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.7 billion at December 2018 and $2.9 billion at both March 2018 and December 2017, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Swiss franc, Swedish krona, South Korean won, New Zealand dollar, Japanese yen and Polish zloty. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2018	March 2018	December 2017	December 2018	March 2018	December 2017
Foreign currency exchange contracts designated as hedging instruments	$88,910	$21,496	$17,639	$(7,197)	$(105,795)	$(99,606)
Foreign currency exchange contracts not designated as hedging instruments	—	9,904	5,331	(164)	(379)	(432)
Total derivatives	$88,910	$31,400	$22,970	$(7,361)	$(106,174)	$(100,038)
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

	December 2018		March 2018		December 2017

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$88,910	$(7,361)	$31,400	$(106,174)	$22,970	$(100,038)
Gross amounts not offset in the Consolidated Balance Sheets	(7,273)	7,273	(20,918)	20,918	(18,313)	18,313
Net amounts	$81,637	$(88)	$10,482	$(85,256)	$4,657	$(81,725)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	December 2018	March 2018	December 2017
Other current assets	$78,594	$26,741	$20,771
Accrued liabilities	(5,540)	(96,087)	(87,205)
Other assets	10,316	4,659	2,199
Other liabilities	(1,821)	(10,087)	(12,833)
Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended December		Gain (Loss) on Derivatives Recognized in OCI Nine Months Ended December

Cash Flow Hedging Relationships	2018	2017	2018	2017
Foreign currency exchange	$43,836	$(21,136)	$153,705	$(128,622)

33 VF Corporation Q3 FY19 Form 10-Q

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended December		Gain (Loss) Reclassified from Accumulated OCI into Income Nine Months Ended December

Location of Gain (Loss)	2018	2017	2018	2017
Net sales	$772	$8,567	$6,244	$27,228
Cost of goods sold	(4,570)	(12,153)	(31,146)	(10,664)
Selling, general and administrative expenses	(1,020)	(2,398)	(5,240)	(3,523)
Other income (expense), net	690	(1,163)	(1,673)	(1,900)
Interest expense	(1,263)	(1,205)	(3,739)	(3,565)
Total	$(5,391)	$(8,352)	$(35,554)	$7,576
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
Following is a summary of these derivatives included in VF’s Consolidated Statements of Income:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended December		Gain (Loss) on Derivatives Recognized in Income Nine Months Ended December

Derivatives Not Designated as Hedges		2018	2017	2018	2017
Foreign currency exchange	Cost of goods sold	$(1,565)	$(1,635)	$(2,195)	$(2,203)
Foreign currency exchange	Other income (expense), net	(35)	3,106	634	1,497
Total		$(1,600)	$1,471	$(1,561)	$(706)

Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and nine-month periods ended December 2018 and December 2017.
At December 2018, accumulated OCI included $69.1 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $13.0 million at December 2018, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.3 million and $3.7 million of net deferred losses from accumulated OCI into interest expense for the three and nine-month periods ended December 2018, respectively, and $1.2 million and $3.6 million for the three and nine-month periods ended December 2017, respectively. VF expects to reclassify $5.2 million to interest expense during the next 12 months.

Net Investment Hedge
The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three and nine-month periods ended December 2018, the Company recognized an after-tax gain of $10.9 million and $55.8 million, respectively, in OCI related to the net investment hedge, and an after-tax loss of $27.4 million and $85.1 million for the three and nine-month periods ended December 2017, respectively. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedge during the three and nine-month periods ended December 2018 and December 2017.

VF Corporation Q3 FY19 Form 10-Q 34

NOTE 18 — RESTRUCTURING

The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three and nine months ended December 2018, VF leadership approved $21.0 million and $44.6 million, respectively, of restructuring charges. VF recognized $9.9 million and $27.7 million in selling, general and administrative expenses for the three and nine months ended December 2018, respectively, and $11.1 million and $16.9 million in cost of goods sold for the three and nine months ended December 2018, respectively. The

Company has not recognized significant incremental costs related to the 2016 and 2017 initiatives. Management expects to recognize additional expense for activities during Fiscal 2019.
Of the $55.1 million total restructuring accrual at December 2018, $47.8 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $7.3 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The activity in the restructuring accrual for the nine-month period ended December 2018 is as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2018	$43,145	$444	$43,589
Charges	42,003	2,639	44,642
Cash payments	(26,238)	(1,017)	(27,255)
Adjustments to accruals	(5,641)	—	(5,641)
Currency translation	(253)	(11)	(264)
Accrual at December 2018	$53,016	$2,055	$55,071

Restructuring charges were incurred as follows:

(In thousands)	Three Months Ended December 2018	Nine Months Ended December 2018
Outdoor	$2,276	$15,171
Active	485	3,537
Work	—	3,939
Jeans	17,172	18,449
Corporate and other	1,045	3,546
Total	$20,978	$44,642

NOTE 19 — SUBSEQUENT EVENTS
On January 15, 2019, VF’s Board of Directors declared a quarterly cash dividend of $0.51 per share, payable on March 18, 2019 to stockholders of record on March 8, 2019.

35 VF Corporation Q3 FY19 Form 10-Q

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) changed to a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. The Company's current fiscal year runs from April 1, 2018 through March 30, 2019 ("Fiscal 2019"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2019. For presentation purposes herein, all references to periods ended December 2018, March 2018 and December 2017 relate to the fiscal periods ended on December 29, 2018, March 31, 2018 and December 30, 2017, respectively.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. All references to foreign currency amounts below reflect the changes in foreign currency exchange rates from the same period in 2017 and their impact on translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
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
On October 2, 2017, VF acquired 100% of the outstanding shares of Williamson-Dickie Mfg. Co. ("Williamson-Dickie") and the business results have been included in the Work segment. On April 3, 2018, VF acquired 100% of the stock of Icebreaker Holdings

Limited ("Icebreaker"). On June 1, 2018, VF acquired 100% of the stock of Icon-Altra LLC, plus certain assets in Europe ("Altra"). The business results for Icebreaker and Altra have been included in the Outdoor segment. All references to contributions from acquisitions below represent the operating results of Williamson-Dickie through the one-year anniversary of the acquisition and the operating results of Icebreaker and Altra from their respective dates of acquisition. Refer to Note 4 to VF's consolidated financial statements for additional information on acquisitions.
On October 5, 2018, VF completed the sale of the Van Moer business, which was included in the Work segment. On October 26, 2018, VF completed the sale of the Reef® brand business, which was included in the Active segment. All references to dispositions below represent the impact of operating results of the Reef® brand and the Van Moer business, beginning in the period of disposition.
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
Refer to Note 5 to VF’s consolidated financial statements for additional information on discontinued operations and other divestitures.

VF Corporation Q3 FY19 Form 10-Q 36

HIGHLIGHTS OF THE THIRD QUARTER OF FISCAL 2019

•	Revenues were up 8% to $3.9 billion compared to the three months ended December 2017, including a $57.6 million contribution from acquisitions and a 2% unfavorable impact from foreign currency.

•	Active segment revenues increased 16% to $1.1 billion compared to the three months ended December 2017, including a 2% unfavorable impact from foreign currency.

•
Outdoor segment revenues increased 11% to $1.6 billion compared to the three months ended December 2017, including a $57.6 million contribution from acquisitions and a 1% unfavorable impact from foreign currency.

•
Direct-to-consumer revenues were up 10% over the 2017 period, including a 2% unfavorable impact from foreign currency. E-commerce revenues increased 24% in the current period, including a 2% unfavorable impact from foreign currency. Direct-to-consumer revenues accounted for 40% of total revenues for the three months ended December 2018.

•	International revenues increased 5% compared to the three months ended December 2017, including a 4% unfavorable impact from foreign currency. International revenues represented 38% of total revenues in the current period.

•	Gross margin increased 40 basis points to 51.9% compared to the three months ended December 2017 driven by a mix-shift to higher margin businesses.

•
Earnings per share increased to $1.16 from a loss per share of $(0.18) in the 2017 period. The three months ended December 2017 included a $1.16 negative transitional impact from the enactment of the Tax Cuts and Jobs Act (“Tax Act”) compared to a $0.03 negative impact in the three months ended December 2018. The increase was also driven by organic growth in the Active, Outdoor and Work segments, continued strength in our direct-to-consumer and international businesses and contributions from acquisitions. These improvements were partially offset by expenses related to the acquisition, integration and separation of businesses, declines in the Jeans segment and an unfavorable impact from foreign currency.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Income
The following table presents a summary of the changes in total revenues for the three and nine months ended December 2018 from the comparable periods in 2017:

(In millions)	Three Months Ended December	Nine Months Ended December
Net revenues — 2017	$3,649.3	$9,310.8
Organic growth	313.7	770.5
Acquisitions	57.6	629.9
Dispositions	(23.0)	(23.0)
Impact of foreign currency	(57.4)	(52.5)
Net revenues — 2018	$3,940.2	$10,635.7

VF reported an 8% and 14% increase in revenues for the three and nine months ended December 2018, respectively, compared to the 2017 periods. The revenue increase in both periods was attributable to organic growth in the Active, Outdoor and Work segments, continued strength in our direct-to-consumer and international businesses and contributions from acquisitions. The increases were partially offset by an unfavorable impact from foreign currency, lower revenues due to dispositions and declines in the Jeans segment. International sales grew in every region in both the three and nine months ended December 2018.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”

37 VF Corporation Q3 FY19 Form 10-Q

The following table presents the percentage relationships to total revenues for components of the Consolidated Statements of Income:

	Three Months Ended December		Nine Months Ended December

	2018	2017	2018	2017
Gross margin (total revenues less cost of goods sold)	51.9%	51.5%	50.8%	50.6%
Selling, general and administrative expenses	36.8	38.2	36.9	37.5
Operating income	15.0%	13.3%	13.9%	13.1%

Gross margin increased 40 basis points and 20 basis points in the three and nine months ended December 2018, respectively, compared to the 2017 periods. Gross margin in the three and nine months ended December 2018 was positively impacted by a mix-shift to higher margin businesses and increased pricing, partially offset by costs related to the acquisition, integration and separation of businesses and certain increases in product costs.
Selling, general and administrative expenses as a percentage of total revenues decreased 140 basis points and 60 basis points during the three and nine months ended December 2018, respectively, compared to the 2017 periods. The decrease in both periods was due to leverage of operating expenses on higher revenues and was partially offset by expenses related to the acquisition, integration and separation of businesses. The three and nine months ended December 2018 also include costs related to the relocation of our global headquarters and certain brands to Denver, Colorado.
Net interest expense increased $1.3 million and $7.6 million during the three and nine months ended December 2018, respectively, compared to the 2017 periods. The increase in net interest expense in the three months ended December 2018 was primarily due to higher interest rates on short-term borrowings. The increase in net interest expense for the nine months ended December 2018 was due to higher interest rates on increased levels of short-term borrowings. The increases in both periods were partially offset by lower interest on long-term debt due to the payoff of the $250 million of 5.95% fixed rate notes on November 1, 2017. Total outstanding debt averaged $3.6 billion in the nine months ended December 2018 and $3.5 billion in the same period in 2017, with weighted average interest rates of 3.0% and 2.9%, respectively.

The effective income tax rate for the nine months ended December 2018 was 16.4% compared to 55.7% in the 2017 period. The nine months ended December 2018 included a net discrete tax expense of $12.9 million, which included $23.3 million of net tax expense related to adjustments to provisional amounts recorded in 2017 under the Tax Act, $20.2 million of tax benefit related to stock compensation, $10.2 million of net tax expense related to unrecognized tax benefits and interest, $1.9 million of tax benefit related to adjustments of previously recorded amounts based on proposed regulations and $1.6 million of tax expense related to adjustments to previously recognized state income tax credits. The $12.9 million net discrete tax expense in the nine months ended December 2018 increased the effective income tax rate by 1.0%. The 2017 period included a net discrete tax expense of $440.0 million, which included $465.5 million of tax expense related to the Tax Act, $22.2 million of tax benefit related to stock compensation, $5.6 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, and $1.9 million of discrete tax expense related to the effects of tax rate changes. The $440.0 million net discrete tax benefit in the 2017 period increased the effective income tax rate by 38.3%. Without discrete items, the effective income tax rate for the nine months ended December 2018 decreased by 2.0% compared with the 2017 period primarily due to a lower U.S. corporate income tax rate that was effective beginning January 1, 2018.
As a result of the above, income from continuing operations in the three months ended December 2018 was $463.1 million ($1.16 income per share) compared to a loss of $73.0 million ($0.18 loss per share) in the 2017 period, and income from continuing operations in the nine months ended December 2018 was $1,130.2 million ($2.82 per share) compared to $507.9 million ($1.27 per share) in the 2017 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

VF Corporation Q3 FY19 Form 10-Q 38

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
The following tables present a summary of the changes in segment revenues and profit in the three and nine months ended December 2018 from the comparable periods in 2017:
Segment Revenues:

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment revenues — 2017	$1,456.7	$984.0	$482.8	$692.5	$33.3	$3,649.3
Organic	120.9	189.2	23.6	(20.2)	0.2	313.7
Acquisitions	57.6	—	—	—	—	57.6
Dispositions	—	(12.1)	(10.9)	—	—	(23.0)
Impact of foreign currency	(22.6)	(18.5)	(1.9)	(14.4)	—	(57.4)
Segment revenues — 2018	$1,612.6	$1,142.6	$493.6	$657.9	$33.5	$3,940.2

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment revenues — 2017	$3,373.9	$2,982.9	$899.7	$1,963.3	$91.0	$9,310.8
Organic	138.4	612.3	49.8	(44.0)	14.0	770.5
Acquisitions	158.0	—	471.9	—	—	629.9
Dispositions	—	(12.1)	(10.9)	—	—	(23.0)
Impact of foreign currency	(22.6)	(3.6)	(1.5)	(24.8)	—	(52.5)
Segment revenues — 2018	$3,647.7	$3,579.5	$1,409.0	$1,894.5	$105.0	$10,635.7

Segment Profit:

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment profit — 2017	$275.5	$198.9	$57.5	$93.2	$0.2	$625.3
Organic	62.3	75.1	5.9	(27.5)	(0.4)	115.4
Acquisitions	3.8	—	—	—	—	3.8
Dispositions	—	2.4	(0.7)	—	—	1.7
Impact of foreign currency	(3.6)	(3.5)	(0.2)	2.1	—	(5.2)
Segment profit — 2018	$338.0	$272.9	$62.5	$67.8	$(0.2)	$741.0

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment profit — 2017	$464.1	$656.6	$125.9	$292.0	$(0.9)	$1,537.7
Organic	42.9	232.7	11.0	(41.6)	3.5	248.5
Acquisitions	14.7	—	39.7	—	—	54.4
Dispositions	—	2.4	(0.7)	—	—	1.7
Impact of foreign currency	(9.1)	1.4	(0.2)	2.1	—	(5.8)
Segment profit — 2018	$512.6	$893.1	$175.7	$252.5	$2.6	$1,836.5

39 VF Corporation Q3 FY19 Form 10-Q

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Segment revenues	$1,612.6	$1,456.7	10.7%	$3,647.7	$3,373.9	8.1%
Segment profit	338.0	275.5	22.7%	512.6	464.1	10.5%
Operating margin	21.0%	18.9%		14.1%	13.8%

The Outdoor segment includes the following brands: The North Face®, Timberland® (excluding Timberland PRO®), Smartwool®, Icebreaker® and Altra®.

Global revenues for Outdoor increased 11% in the three months ended December 2018 compared to 2017, including a 1% unfavorable impact due to foreign currency. Revenues in the Americas region increased 13%. Revenues in the Europe region increased 5%, including a 4% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 12%, with a 3% unfavorable impact from foreign currency. Included in these results are revenues from the Icebreaker acquisition of $47.7 million and revenues from the Altra acquisition of $9.9 million. Excluding revenues from Icebreaker and Altra, Outdoor revenues increased 7% in the three months ended December 2018, including a 1% unfavorable impact from foreign currency.
Global revenues for Outdoor increased 8% in the nine months ended December 2018 compared to the 2017 period, including a 1% unfavorable impact due to foreign currency. Revenues in the Americas region increased 6%, including a 1% unfavorable impact due to foreign currency. Revenues in the Europe region increased 10%, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 11%, with a 1% unfavorable impact from foreign currency. Included in these results are revenues from the Icebreaker acquisition of $127.1 million and revenues from the Altra acquisition of $30.9 million. Excluding revenues from Icebreaker and Altra, Outdoor revenues increased 3% in the nine months ended December 2018, including a 1% unfavorable impact from foreign currency.
Global revenues for The North Face® brand increased 14% and 10% in the three and nine months ended December 2018, respectively, compared to the 2017 periods. This includes a 2% unfavorable impact from foreign currency in the three months ended December 2018. The increase in both periods was due to strong operational growth across all channels and regions, including strong wholesale performance and growth in the direct-to-consumer channel driven by an expanding e-commerce business, comparable store growth and new store openings.
Global revenues for the Timberland® brand (excluding Timberland PRO®) remained flat and decreased 1% in the three and nine months ended December 2018, respectively, compared to the 2017 periods. This includes a 2% and 1% unfavorable impact from foreign currency in the three and nine months ended December 2018, respectively. In the three months ended December 2018, direct-to-consumer revenues increased 1%, including a 2% unfavorable impact from foreign currency, driven by comparable store growth in the Americas region and e-commerce growth across all regions. Global wholesale revenues decreased 1% in the three months ended December 2018 as operational growth in the Americas region was more than offset by declines in the Asia-Pacific and Europe regions and a 2% unfavorable impact from foreign currency. In the nine months ended December 2018, revenues across the direct-to-consumer and wholesale channels decreased 1%, including a 1% unfavorable impact from foreign currency. Declines in the direct-to-consumer channel across the Europe and Asia-Pacific regions were partially offset by comparable store growth in the Americas region and e-commerce growth across all regions.
Global direct-to-consumer revenues for Outdoor increased 7% in both the three and nine months ended December 2018 compared to the 2017 periods. This includes a 2% unfavorable impact from foreign currency in the three months ended December 2018. Excluding revenues from acquisitions, global direct-to-consumer revenues increased 4% and 3% in the three and nine months ended December 2018, respectively, including a 2% unfavorable impact from foreign currency in the three months ended December 2018. The increase was primarily due to a growing e-commerce business across all regions. Wholesale revenues increased 14% and 9% in the three and nine months ended December 2018, respectively, compared to the 2017 periods, driven by global growth in The North Face® brand in both periods and included a 2% and 1% unfavorable impact from foreign currency in the three and nine months ended December 2018, respectively. Excluding revenues from acquisitions, wholesale revenues increased 9% and 4% in the three and nine months ended December 2018, respectively, compared to the 2017 periods, including a 2% unfavorable impact from foreign currency in the three months ended December 2018. The increase in both periods was driven by growth across all regions.
Operating margin increased 210 and 30 basis points in the three and nine months ended December 2018, respectively, compared to the 2017 periods primarily due to leverage of operating expenses on higher revenues. This was partially offset by costs related to the relocation of certain brands to Denver, Colorado.

VF Corporation Q3 FY19 Form 10-Q 40

Active

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Segment revenues	$1,142.6	$984.0	16.1%	$3,579.5	$2,982.9	20.0%
Segment profit	272.9	198.9	37.2%	893.1	656.6	36.0%
Operating margin	23.9%	20.2%		25.0%	22.0%

The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, JanSport®, Reef® (through the date of sale), Eastpak® and Eagle Creek®.

Global revenues for Active increased 16% in the three months ended December 2018, compared to the 2017 period, driven by growth across all channels and regions, including a 2% unfavorable impact from foreign currency. The direct-to-consumer growth was driven by strong e-commerce and comparable store growth and new store openings. Revenues in the Americas region increased 21%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 2%, including a 3% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 21%, with a 4% unfavorable impact from foreign currency.
Global revenues for Active increased 20% in the nine months ended December 2018, compared to the 2017 period, driven by growth across all channels and regions. The direct-to-consumer growth was driven by strong e-commerce and comparable store growth and new store openings. Revenues in the Americas region increased 25%, with a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 10%, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 20%.
Vans® brand global revenues increased 25% and 28% in the three and nine months ended December 2018, respectively, compared to the 2017 periods, including a 2% and 1% unfavorable impact from foreign currency in the three and nine months ended December 2018, respectively. The increase in both periods was due to strong operational growth across all channels and regions, including strong wholesale performance and direct-to-consumer growth driven by an expanding e-commerce business, comparable store growth and new store openings.
Global direct-to-consumer revenues for Active grew 20% and 24% in the three and nine months ended December 2018, respectively, compared to the 2017 periods, including a 1% unfavorable impact from foreign currency in both periods. Growth in the direct-to-consumer channel for both periods was driven by a growing e-commerce business, comparable store growth and new store openings. Wholesale revenues increased 12% and 16% in the three and nine months ended December 2018, respectively, driven by global growth in the Vans® brand in both periods, and included a 2% unfavorable impact from foreign currency in the three months ended December 2018.
Operating margin increased 370 and 300 basis points in the three and nine months ended December 2018, respectively, compared to the 2017 periods, reflecting gross margin expansion driven by a mix-shift to higher margin businesses and products and leverage of operating expenses on higher revenues.

41 VF Corporation Q3 FY19 Form 10-Q

Work

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Segment revenues	$493.6	$482.8	2.2%	$1,409.0	$899.7	56.6%
Segment profit	62.5	57.5	8.7%	175.7	125.9	39.5%
Operating margin	12.7%	11.9%		12.5%	14.0%

The Work segment consists of occupational apparel and uniform product categories including the Bulwark®, Red Kap®, Timberland PRO®, Wrangler® RIGGS and Horace Small® brand industrial businesses, as well as the workwear apparel brands from the Williamson-Dickie acquisition including Dickies®, Workrite®, Walls®, Terra® and Kodiak®. The Work segment also includes the results of certain transition services related to the sale of the Licensed Sports Group (the "LSG transition services") that commenced in the second quarter of 2017.

Global Work revenues increased 2% and 57% in the three and nine months ended December 2018, respectively, compared to the 2017 periods. The three months ended December 2018 included a 1% unfavorable impact from foreign currency. Included in the results for the nine months ended December 2018 were revenues from the Williamson-Dickie acquisition of $471.9 million through the one-year anniversary of the acquisition which, if excluded, resulted in a 4% increase in Work revenues during the period. The revenue increase in both periods was primarily due to growth in the Timberland PRO®, Wrangler® RIGGS, Bulwark® and Red Kap®, brands, partially offset by a decline in LSG transition services revenues. Revenues in the three months ended December 2018 also increased due to growth in the Dickies® brand. The three and nine months ended December 2018 were also negatively impacted by the sale of the Van Moer business in October 2018, which resulted in lower revenues of $10.9 million. Excluding the impact of acquisitions and divestitures, revenues in the three and nine months ended December 2018 increased 5%, compared to the 2017 periods.
Operating margin increased 80 basis points and decreased 150 basis points in the three and nine months ended December 2018 compared to the 2017 period. Excluding amounts related to the acquisition, integration and operating results of Williamson-Dickie through the one-year anniversary of the acquisition, operating margin increased 50 basis points in the nine months ended December 2018. The increase in both periods reflected gross margin expansion driven by a mix-shift to higher margin businesses and pricing, partially offset by higher product costs.
Jeans

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Segment revenues	$657.9	$692.5	(5.0)%	$1,894.5	$1,963.3	(3.5)%
Segment profit	67.8	93.2	(27.2)%	252.5	292.0	(13.5)%
Operating margin	10.3%	13.5%		13.3%	14.9%

The Jeans segment consists of the global jeans businesses, led by the Wrangler® (excluding Wrangler® RIGGS) and Lee® brands.

Global Jeans revenues decreased 5% and 4% in the three and nine months ended December 2018, respectively, compared to the 2017 periods. The decrease in both periods was driven by declines in the wholesale channel and a 2% unfavorable impact from foreign currency. Revenues in the Americas region decreased 6% and 3% in the three and nine months ended December 2018, respectively, driven by declines in the wholesale channel and a 2% and 1% unfavorable impact from foreign currency in the three and nine months ended December 2018, respectively. The wholesale channel revenues in both periods were negatively impacted by a U.S. customer bankruptcy. Revenues in the Asia-Pacific region increased 2% and decreased 1% in the three and nine months ended December 2018, respectively, including a 6% and 2% unfavorable impact from foreign currency in the respective periods. The increase in the three months ended December 2018 was primarily due to growth in both the wholesale and direct-to-consumer channels. The decrease in the nine months ended December 2018 was primarily due to declines in the wholesale channel. Revenues in the Europe region decreased 6% in both the three and nine months ended December 2018 due to declines in the wholesale and direct-to-consumer channels. The three months ended December 2018 included a 4% unfavorable impact from foreign currency.

Global revenues for the Wrangler® brand (excluding Wrangler® RIGGS) decreased 3% and 2% in the three and nine months ended December 2018, respectively, primarily due to declines in the wholesale channel in both periods. The three and nine months ended December 2018 included a 2% and 1% unfavorable impact from foreign currencies, respectively. Global revenues for the Lee® brand decreased 9% and 6% in the three and nine months ended December 2018, respectively, primarily due to declines in the wholesale channel in both periods. The three and nine months ended December 2018 included a 2% and 1% unfavorable impact from foreign currencies, respectively. The wholesale channel revenues of both brands for both periods were negatively impacted by a U.S. customer bankruptcy.
Operating margin decreased 320 and 160 basis points in the three and nine months ended December 2018, respectively, compared to the 2017 periods. The decrease in both periods was primarily due to higher product costs, business mix, expenses related to the separation of businesses and lower leverage of operating expenses due to decreased revenues, partially offset by increased pricing.

VF Corporation Q3 FY19 Form 10-Q 42

Other

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Segment revenues	$33.5	$33.3	0.7%	$105.0	$91.0	15.4%
Segment profit (loss)	(0.2)	0.2	*	2.6	(0.9)	*
Operating margin	(0.5)%	0.6%		2.4%	(1.0)%
*Calculation not meaningful
VF Outlet® stores in the U.S. sell both VF and non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable segment, while revenues and profits of non-VF products are reported in this “other” category. Also included in this category are results from transition services related to the sales of the Nautica® and Reef® brands that commenced in the three months ended June 2018 and December 2018, respectively.

Reconciliation of Segment Profit to Income Before Income Taxes

There are two types of costs necessary to reconcile total segment profit, as discussed in the preceding paragraphs, to consolidated income from continuing operations before income taxes. These costs are (i) corporate and other expenses, discussed below, and (ii) interest expense, net, which was discussed in the “Consolidated Statements of Income” section.

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Corporate and other expenses	$150.9	$142.6	5.8%	$411.5	$324.9	26.6%
Interest expense, net	23.8	22.5	5.8%	73.2	65.7	11.5%

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs and (iii) certain other income and expenses. Corporate and other expenses included the estimated loss on sale of the Reef® brand business of $4.5 million and $14.4 million in the three and nine months ended December 2018, respectively. The nine months ended December 2018 also included a loss on sale of $22.4 million related to the divestiture of the Van

Moer business. The increase in both periods was also due to higher compensation costs and investments in our key strategic initiatives, including expenses related to the acquisition, integration and separation of businesses. Certain corporate overhead costs previously allocated in 2017 to the former Sportswear and Outdoor & Action Sports segments for segment reporting purposes have been reallocated to continuing operations as discussed in Note 5 to the consolidated financial statements.

International Operations

International revenues increased 5% and 13% in the three and nine months ended December 2018, respectively, compared to the 2017 periods. Foreign currency negatively impacted international revenue growth by 4% and 2% in the three and nine months ended December 2018, respectively. Revenues in Europe increased 2% and 11% in the three and nine months ended December 2018, respectively, reflecting operational growth in both periods. Foreign currency negatively impacted revenues in Europe by 3% in the three months ended December 2018. In the Asia-Pacific region, revenues increased 14% and 18% in the three and nine months ended December 2018, respectively, driven by growth in China. Foreign currency negatively impacted revenues in the Asia-Pacific region by 3% in the three months ended December 2018. Revenues in the Americas (non-U.S.) region increased 3% and 14% in the three and nine months ended December 2018, respectively, reflecting operational growth, partially offset by an 8% and 7% unfavorable impact from foreign currencies in the three and nine months ended December 2018, respectively. International revenue growth in the three and nine months ended December 2018 included a 2 percent and 7 percent contribution from acquisitions, respectively. International revenues were 38% and 39% of total revenues in the three-month periods ended December 2018 and 2017, respectively, and 40% and 41% of total revenues in the nine-month periods ended December 2018 and 2017, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 10% and 16% in the three and nine months ended December 2018, respectively, reflecting growth in all regions. Foreign currency negatively impacted direct-to-consumer revenue growth by 2% in the three months ended December 2018. The increase in direct-to-consumer revenues for both periods was due to comparable store growth for locations open at least twelve months at each reporting date, and an expanding e-commerce business, which grew 24% and 36% in the three and nine months ended December 2018, respectively. The e-commerce growth includes a 2% unfavorable impact from foreign currency in the three months ended December 2018. Acquisitions contributed 1 percent and 4 percent to the direct-to-consumer

43 VF Corporation Q3 FY19 Form 10-Q

revenue growth and 3 percent and 10 percent to the e-commerce revenue growth in the three and nine months ended December 2018, respectively. There were 1,552 VF-owned retail stores at December 2018, including 34 Icebreaker and Altra stores compared to 1,518 at December 2017. Direct-to-consumer revenues were 40% of total revenues for the three-month period ended December 2018 compared to 39% in the 2017 period. Direct-to-consumer revenues were 33% of total revenues in both of the nine-month periods ended December 2018 and 2017.

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at December 2018 compared to March 2018:

•
Increase in accounts receivable — primarily due to the reclassification of certain allowances to accrued liabilities due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), higher wholesale shipments and the timing of cash collections.

•	Increase in other current assets — primarily due to the reclassification of the right of return asset from inventories due to the adoption of ASC 606 and an increase in derivative assets.

•	Decrease in short-term borrowings — due to net repayment of commercial paper borrowings.

•	Increase in accounts payable — driven by the timing of inventory purchases and payments to vendors.

•
Increase in accrued liabilities — primarily due to the reclassification of certain allowances from accounts receivable due to the adoption of ASC 606 and higher accrued compensation, partially offset by a decrease in derivative liabilities and accrued income taxes.

The following discussion refers to significant changes in balances at December 2018 compared to December 2017:

•
Increase in accounts receivable — primarily due to the reclassification of certain allowances to accrued liabilities due to the adoption of ASC 606, higher wholesale shipments and the timing of cash collections.

•
Increase in inventories — driven by organic growth in the business and additional inventory related to the Icebreaker and Altra acquisitions, partially offset by the reclassification of the right of return asset to other current assets due to the adoption of ASC 606.

•
Increase in other current assets — primarily due to the reclassification of the right of return asset from inventories due to the adoption of ASC 606, an increase in derivative assets and higher levels of prepaid expenses.

•	Decrease in short-term borrowings — due to net repayment of commercial paper borrowings.

•	Decrease in accounts payable — driven by the timing of inventory purchases and payments to vendors.

•
Increase in accrued liabilities — primarily due to the reclassification of certain allowances from accounts receivable due to the adoption of ASC 606 and higher accrued compensation, partially offset by a decrease in accrued income taxes and derivative liabilities.

Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	December	March	December
(Dollars in millions)	2018	2018	2017
Working capital	$2,049.0	$1,256.9	$1,354.0
Current ratio	1.8 to 1	1.4 to 1	1.5 to 1
Debt to total capital	39.6%	50.4%	44.0%

The increase in the current ratio at December 2018 compared to March 2018 was primarily due to a net decrease in current liabilities driven by lower short-term borrowings and a net increase in current assets driven by higher accounts receivable balances, as discussed in the "Consolidated Balance Sheets" section above. The increase in the current ratio at December 2018 compared to December 2017 was primarily due to a net increase in current assets driven by higher accounts receivable and inventories balances, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The decrease in the debt to total capital ratio at December 2018 compared to March 2018 and December 2017 was attributed to the increase in stockholders' equity which was driven by net income and stock-based compensation activity, partially offset by payments of dividends and purchases of treasury stock. The decrease in the debt to total capital ratio at December 2018 compared to March 2018 was also due to the decrease in short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above.
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

VF Corporation Q3 FY19 Form 10-Q 44

In summary, our cash flows were as follows:

	Nine Months Ended September

(In thousands)	2018	2017
Cash provided by operating activities	$1,436,663	$1,684,822
Cash used by investing activities	(148,546)	(707,914)
Cash used by financing activities	(1,437,727)	(1,016,528)
The cash flows related to discontinued operations and held-for-sale assets and liabilities have not been segregated, and remain included in the major classes of assets and liabilities within the Consolidated Statements of Cash Flows. Accordingly, the information in the table above and cash flow discussion below include the results of continuing and discontinued operations.

Cash Provided by Operating Activities
Cash flow related to operating activities is dependent on net income, adjustments to net income and changes in working capital. The decrease in cash provided by operating activities in the nine months ended December 2018 compared to December 2017 is primarily due to an increase in net cash usage for working capital, partially offset by higher net income in the nine months ended December 2018.
Cash Used by Investing Activities
The decrease in cash used by investing activities in the nine months ended December 2018 related primarily to $320.4 million of net cash paid for acquisitions in the nine months ended December 2018 compared with $740.5 million of net cash paid for acquisitions during the same period in 2017. Investing activities also included $430.3 million of proceeds received from the sale of businesses in the nine months ended December 2018, which is $215.3 million higher than the proceeds received from the sale of businesses during the same period in 2017. Capital expenditures increased $66.6 million compared to the 2017 period.
Cash Used by Financing Activities
The increase in cash used by financing activities during the nine months ended December 2018 was primarily due to a $1.3 billion net decrease in cash generated by short-term borrowings driven by lower net borrowings during the nine months ended December 2018 compared to the same period in 2017, partially offset by a $611.4 million decrease in treasury stock purchases and a $248.7 million decrease in payments on long-term debt.
During the nine months ended December 2018, VF purchased 1.9 million shares of its Common Stock in open market transactions at a total cost of $150.7 million (average price per share of $80.62) under the share repurchase program authorized by VF's Board of Directors in 2017. During the nine months ended December 2017, VF purchased 14.0 million shares of its Common Stock in open market transactions at a total cost of $762.1 million (average price per share of $54.46).
As of the end of December 2018, the Company had $3.8 billion remaining for future repurchases under its share repurchase program. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. In December 2018, VF entered into a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires December 2023. The Global Credit Facility replaced VF's $2.25 billion revolving facility which was scheduled to expire in April 2020. VF may request an unlimited number of one year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including share repurchases and acquisitions. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of December 2018 were $670.0 million and $15.3 million, respectively, leaving approximately $1.6 billion available for borrowing against the Global Credit Facility at December 2018.
VF has $181.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $7.9 million at December 2018.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of December 2018, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.
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
Management’s Discussion and Analysis in the 2017 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of 2017 that would require the use of funds. As of December 2018, there have been no material changes in the amounts disclosed in the 2017 Form 10-K, except as noted below:

•	Inventory purchase obligations increased by approximately $230 million at December 2018 due to increases in product demand, timing of purchases and the impact of acquisitions.

•	Future minimum lease payments increased by approximately $250 million at the end of December 2018, primarily due to new office leases.

45 VF Corporation Q3 FY19 Form 10-Q

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this release include, but are not limited to: risks associated with the proposed spin-off of our Jeanswear business, including the risk that the spin-off will not be consummated within the anticipated time period or at all; the risk of disruption to our business in connection with the proposed spin-off and that we could lose revenue as a result of such disruption; the risk that the companies resulting from the spin-off do not realize all of the expected benefits of the spin-off; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses; and the risk that the combined value of the common stock of the two publicly-traded companies will not be equal to or greater than the value of VF Corporation common stock had the spin-off not occurred. There are also risks associated with the relocation of our global headquarters and a number of brands to the metro Denver area, including the risk of significant disruption to our operations, the temporary diversion of management resources and loss of key employees who have substantial experience and expertise in our business, the risk that we may encounter difficulties retaining employees who elect to transfer and attracting new talent in the Denver area to replace our employees who are unwilling to relocate, the risk that the relocation may involve significant additional costs to us and that the expected benefits of the move may not be fully realized.  Other risks include foreign currency fluctuations; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; VF's reliance on a small number of large customers; the financial strength of VF's customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF's response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior, intense competition from online retailers, manufacturing and product innovation; increasing pressure on margins; VF's ability to implement its business strategy; VF's ability to grow its international and direct-to-consumer businesses; VF’s and its vendors’ ability to maintain the strength and security of information technology systems; the risk that VF's facilities and systems and those of our third-party service providers may be vulnerable to and

VF Corporation Q3 FY19 Form 10-Q 46

unable to anticipate or detect data security breaches and data or financial loss; VF's ability to properly collect, use, manage and secure consumer and employee data; stability of VF's manufacturing facilities and foreign suppliers; continued use by VF's suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF's ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF's ability to execute and integrate acquisitions; changes in tax laws and liabilities; legal, regulatory, political and economic risks; the risk of economic uncertainty associated with the pending exit of the United Kingdom from the European Union ("Brexit") or any other similar referendums that may be held; and adverse or unexpected weather conditions. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

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

47 VF Corporation Q3 FY19 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
Information on VF’s legal proceedings is set forth under Part I, Item 3, “Legal Proceedings,” in the 2017 Form 10-K. There have been no material changes to the legal proceedings from those described in the 2017 Form 10-K.

ITEM 1A — RISK FACTORS

You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the 2017 Form 10-K, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Part II, Item 1A, “Risk Factors.” Other than as so amended or supplemented, there have been no material changes to the risk factors from those disclosed in the 2017 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended December 29, 2018 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Third Quarter 2019	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Dollar Value of Shares that May Yet be Purchased Under the Program
September 30 - October 27, 2018	351,500	$78.47	351,500	$3,959,595,548
October 28 - November 24, 2018	1,511,834	81.08	1,511,834	3,837,011,506
November 25 - December 29, 2018	390	74.19	390	3,836,982,574
Total	1,863,724		1,863,724

(1)	Includes 2,470 shares of Common Stock that were purchased during the quarter in connection with VF's deferred compensation plans.
VF will continue to evaluate future share repurchases, considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF Corporation Q3 FY19 Form 10-Q 48

ITEM 6 — EXHIBITS

10.1
Five-Year Revolving Credit Agreement by and among V.F. Corporation, VF Investments S.A.R.L., VF Enterprises S.A.R.L., VF Europe B.V.B.A. and VF International SAGL, as borrowers, lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, HSBC Securities (USA) Inc., U.S. Bank National Association and Wells Fargo Securities LLC, as Joint-Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as Co-Syndication Agents, and Citibank, N.A., ING Bank N.V., Dublin Branch, PNC Bank National Association and TD Bank, N.A., as Co-Documentation Agents, dated December 17, 2018.

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

49 VF Corporation Q3 FY19 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 4, 2019	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

VF Corporation Q3 FY19 Form 10-Q 50