Form 10-K
period 2019-03-30
V F CORP
filed 2019-05-24
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2019
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
(336) 424-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Common Stock, without par value, stated capital $.25 per share	VFC	New York Stock Exchange
0.625% Senior Notes due 2023	VFC23	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☑   NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑        NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES  ☑        NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                         Accelerated filer ☐
Non-accelerated filer ☐                        Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑
The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on September 29, 2018, the last day of the registrant’s second fiscal quarter, was approximately $30,425,000,000 based on the closing price of the shares on the New York Stock Exchange.
As of April 27, 2019, there were 397,145,529 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 16, 2019 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
This document (excluding exhibits) contains 120 pages.
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
VF’s diverse portfolio meets consumer needs across a broad spectrum of activities and lifestyles. Our ability to connect with consumers, as diverse as our brand portfolio, creates a unique platform for sustainable, long-term growth. Our long-term growth strategy is focused on four drivers:

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
Our products are marketed to consumers through our wholesale channel, primarily in specialty stores, department stores, national chains, mass merchants, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores and brand e-commerce sites. Revenues from the direct-to-consumer business represented 33% of VF’s total Fiscal 2019 revenues. In addition to selling directly into international markets, many of our brands also sell products through licensees, agents and distributors. In Fiscal 2019, VF derived 65% of its revenues from the Americas region, 24% from the Europe region and 11% from the Asia-Pacific region.
To provide diversified products across multiple channels of distribution in different geographic areas, we balance our own manufacturing capabilities with sourcing of finished goods from independent contractors. We utilize state-of-the-art technologies for inventory replenishment that enable us to effectively and efficiently get the right assortment of products that match consumer demand.
In light of the recently completed portfolio management actions and organizational realignments, the Company realigned its internal reporting structure in the first quarter of Fiscal 2019 to reflect the organizational changes to better support and assess the operations of the business. The chief operating decision maker allocates resources and assesses performance based on a global brand view. The new reportable segments for financial reporting purposes have been identified as: Outdoor, Active, Work and Jeans.

VF Corporation Fiscal 2019 Form 10-K 1

The following table summarizes VF’s primary brands by reportable segment:

REPORTABLE SEGMENT	PRIMARY BRANDS	PRIMARY PRODUCTS

Outdoor	The North Face®	High performance outdoor apparel, footwear, equipment, accessories
	Timberland® (excluding Timberland PRO®)	Outdoor lifestyle footwear, apparel, accessories
	Icebreaker® (1)	High performance apparel based on natural, plant-based, recycled fibers
	Smartwool®	Performance merino wool and other natural fibers-based apparel and accessories
	Altra® (2)	Performance-based footwear

Active	Vans®	Youth culture/action sports-inspired footwear, apparel, accessories
	Kipling®	Handbags, luggage, backpacks, totes, accessories
	Napapijri®	Premium outdoor apparel, footwear, accessories
	Eastpak®	Backpacks, luggage
	JanSport®	Backpacks, luggage
	Reef® (3)	Surf-inspired apparel, footwear, accessories
	Eagle Creek®	Luggage, backpacks, travel accessories

Work	Dickies®	Work and work-inspired lifestyle apparel and footwear
	Red Kap®	Occupational apparel
	Bulwark®	Protective occupational apparel
	Timberland PRO®	Protective work footwear and lifestyle apparel
	VF Solutions®	Uniform programs for business and governmental organizations
	Wrangler® RIGGS	Work apparel, accessories
	Walls®	Outdoor work and sporting apparel
	Terra®	Protective work footwear
	Workrite®	Protective occupational apparel
	Kodiak®	Protective work footwear and lifestyle footwear
	Horace Small®	Occupational apparel

Jeans	Wrangler® (excluding Wrangler® RIGGS)	Denim, casual apparel, footwear, accessories
	Lee®	Denim, casual apparel
	Lee® Riders®	Denim, casual apparel
	Rock & Republic®	Denim, casual apparel, accessories

(1)	VF acquired the Icebreaker® brand on April 3, 2018.

(2)	VF acquired the Altra® brand on June 1, 2018.

(3)	VF sold the Reef® brand on October 26, 2018.
Financial information regarding VF’s reportable segments is included in Note 19 to the consolidated financial statements.

OUTDOOR SEGMENT

Our Outdoor segment is a group of authentic outdoor-based lifestyle brands. Product offerings include performance-based and outdoor apparel, footwear and equipment.
The North Face® is the largest brand in our Outdoor segment. The North Face® brand features performance-based apparel, outerwear, sportswear and footwear for men, women and children. Its equipment line includes tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme winter sport activities, such as high altitude mountaineering, skiing, snowboarding, and ice and rock climbing. The North Face® products are marketed globally, primarily through specialty outdoor and premium sporting goods stores, independent distributors, independently-operated partnership stores, concession retail stores, over 200 VF-operated stores, on brand websites with strategic digital partners and online at www.thenorthface.com.
The Timberland® (excluding Timberland PRO®) brand offers outdoor, adventure-inspired lifestyle footwear, apparel and

2 VF Corporation Fiscal 2019 Form 10-K

accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® (excluding Timberland PRO®) products globally through chain, department and specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, approximately 250 VF-operated stores, on brand websites with strategic digital partners and online at www.timberland.com.
The Icebreaker® brand was acquired on April 3, 2018. Icebreaker® specializes in performance apparel and accessories based on natural fibers, including Merino wool and other plant-based fibers. Icebreaker® products are sold globally through premium outdoor and specialty stores, independent distributors, over 30 VF-operated stores, on brand websites with strategic digital partners and online at www.icebreaker.com.
The Smartwool® brand offers active outdoor consumers a premium, technical layering system of merino wool socks, apparel and accessories that are designed to work together in fit, form and function. Smartwool® products are sold globally through premium outdoor and specialty stores, independent distributors, on brand websites with strategic digital partners and online at www.smartwool.com.
The Altra® brand was acquired by VF on June 1, 2018. Altra® is a performance-based footwear brand primarily in the road and trail running categories. Altra® products are sold through premium outdoor and specialty stores, independent distributors, on brand websites with strategic digital partners and online at www.altrarunning.com.
We expect continued long-term growth in our Outdoor segment as we focus on product innovation, extend our brands into new product categories, open additional VF-operated stores, grow our e-commerce presence, expand wholesale channel partnerships, develop geographically and acquire additional brands.

ACTIVE SEGMENT

Our Active segment is a group of activity-based lifestyle brands. Product offerings include active apparel, footwear and accessories.
Vans® is the largest brand in our Active segment. The Vans® brand offers performance and casual footwear and apparel targeting younger consumers that sit at the center of action sports, art, music and street fashion. Vans® products are available globally through chain stores, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, more than 700 VF-operated stores, on brand websites with strategic digital partners and online at www.vans.com.
Kipling® branded handbags, luggage, backpacks, totes and accessories are sold globally through department, specialty and luggage stores, independently-operated partnership stores, independent distributors, concession retail stores, home shopping television, more than 80  VF-operated stores, on brand websites with strategic digital partners and online at www.kipling.com.
The Napapijri® brand offers outdoor-inspired casual outerwear, sportswear and accessories at a premium price. Products are marketed to men, women and children in Europe, the Middle East, Asia and Africa. Products are sold in department and specialty stores, independently-operated partnership stores, concession retail stores, independent distributors, more than 25 VF-operated stores, on brand websites with strategic digital partners and online at www.napapijri.com.
Eastpak® backpacks, travel bags and luggage are sold primarily through department and specialty stores across Europe, on brand websites with strategic digital partners, throughout Asia by distributors and online at www.eastpak.com.
JanSport® backpacks and accessories are sold in North America, South America and Asia through department, office supply and chain stores, as well as sports specialty stores and independent distributors. JanSport® products are also sold on brand websites with strategic digital partners and online at www.jansport.com.
The Reef® brand of surf-inspired products includes sandals, shoes, swimwear, casual apparel and accessories for men, women and children. Products were sold globally through specialty stores, sporting goods chains, department stores and independent distributors. Products were also sold on brand websites with strategic digital partners and online at www.reef.com. VF sold the Reef® brand on October 26, 2018.
Eagle Creek® adventure travel gear products include luggage, backpacks and accessories sold through specialty luggage, outdoor and department stores primarily in North America and Europe, on brand websites with strategic digital partners and online at www.eaglecreek.com.
We expect continued long-term growth in our Active segment as we focus on product innovation, extend our brands into new product categories, open additional VF-operated stores, grow our e-commerce presence, expand wholesale channel partnerships, develop geographically and acquire additional brands.

WORK SEGMENT

Our Work segment consists of work and work-inspired lifestyle apparel and footwear and occupational apparel sold through direct-to-consumer, wholesale and business-to-business ("BTB") channels.

The Work segment provides uniforms and career occupational apparel for workers in North America and internationally, under the Dickies® and Red Kap® brands (work apparel and footwear),

the Bulwark® and Workrite® brands (flame resistant and protective apparel primarily for the petrochemical, utility and mining industries), the Timberland PRO® brand (premium work footwear and apparel), the Wrangler® RIGGS brand (work apparel), the VF Solutions® brand (uniform programs for business and governmental organizations), the Walls® brand (outdoor workwear), the Kodiak® brand (work and lifestyle footwear), the Terra® brand (work footwear) and the Horace Small® brand (apparel

VF Corporation Fiscal 2019 Form 10-K 3

for law enforcement and public safety personnel). Products include a wide range of workwear pants, coveralls, shirts, medical scrubs, outerwear, footwear and accessories. Work segment revenues are influenced by the general level of business activity in each market.
Work segment BTB channels include industrial laundries and independent distributors who in turn supply customized workwear to employers for production, service and white-collar personnel. Since industrial laundries and distributors maintain minimal inventories of work clothes, VF’s ability to offer rapid delivery of products in a broad range of sizes is an important advantage in this market. Our commitment to customer service, supported by an automated central distribution center with several satellite locations, enables customer orders to be filled within 24 hours of receipt. The Red Kap®, Bulwark®, Dickies® and Workrite® brands have a strong presence in the reseller distributor market.
The BTB business also develops and manages uniform programs through custom-designed websites for major business customers and governmental organizations. These websites provide the employees of our customers with the convenience of shopping for their work and career apparel via the Internet.

Work segment products are also available on a wholesale basis, including product offerings at mass and specialty retailers, and a direct-to-consumer basis through our e-commerce sites at www.dickies.com, www.timberland.com, www.wrangler.com, www.kodiakboots.com and www.walls.com, and over 65 VF-operated retail stores. The Dickies® brand, with a strong workwear heritage, is a leader in this area with products that address the workers' needs on the job and work-inspired product that allows the worker to stay involved with the brand while in a non-traditional work-setting. The Timberland PRO® and Wrangler® RIGGS brands are also contributors in this area with products that provide comfort, durability and performance.
We believe there is a strategic opportunity for growth in our Work segment in both existing and future markets and all channels and geographies by introducing innovative products that address workers’ desires for increased comfort and performance, combined with our unique service model and increased presence in the retail workwear market.

JEANS SEGMENT

Our Jeans segment markets denim and related casual apparel products globally.
The Wrangler® (excluding Wrangler® RIGGS) brand offers denim, apparel, accessories and footwear through mass merchants, specialty stores and mid-tier and traditional department stores in the U.S., VF-operated stores and online at www.wrangler.com. Wrangler® westernwear is distributed primarily through western specialty stores, as well as various online retail sites.
Lee® brand products are sold through mid-tier and traditional department stores in the U.S., and online at www.lee.com. The Lee® Riders® brand is marketed to mass merchant and regional discount stores in the U.S. Our Rock & Republic® brand has an exclusive wholesale distribution and licensing arrangement with Kohl’s Corporation that covers all branded apparel, accessories and other merchandise in the U.S.
Wrangler® and Lee® products outside of the U.S. are positioned as higher fashion and have higher selling prices. VF’s largest international jeanswear businesses are located in Europe and Asia, where Wrangler® and Lee® products are sold through department, specialty and concession retail stores, independently-operated partnership stores, online at www.wrangler.com and www.lee.com and on brand websites with strategic digital accounts. We also market Wrangler® and Lee® products to mass merchant, department and specialty stores in Canada and Mexico. In addition, we currently have approximately 45 VF-operated stores primarily located in Europe and Asia, which are an important vehicle for representing our brands' image and marketing message directly to consumers. In international markets where VF does not have retail operations, Wrangler® and Lee® products are marketed through distributors, agents, licensees and single-brand or multi-brand partnership stores.
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
On August 13, 2018, VF announced its intention to spin-off its Jeans business, which includes the Wrangler®, Lee® and Rock & Republic® brands, into an independent, publicly traded company. The spin-off was completed on May 22, 2019. The Jeans business, which also includes the Wrangler® RIGGS brand and the VF Outlet™ business, represented approximately 19% of VF revenue and operating income during the year ended March 2019 on a VF-historical reporting basis.

4 VF Corporation Fiscal 2019 Form 10-K

DIRECT-TO-CONSUMER OPERATIONS

Our direct-to-consumer business includes full-price stores, outlet stores, e-commerce sites and concession retail locations. Direct-to-consumer revenues were 33% of total VF revenues in the year ended March 2019.
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
Our growing global direct-to-consumer operations included 1,551 stores at the end of Fiscal 2019. We operate retail store locations for the following brands: Vans®, Timberland®, The North Face®, Kipling®, Dickies®, Lee®, Napapijri®, Icebreaker® and Wrangler®. We also operate 79 VF Outlet™ stores in the U.S. that sell a broad selection of excess VF products, as well as other non-VF products. Approximately 66% of VF-operated stores offer products at full price, and the remainder are outlet locations. Approximately 60% of our stores are located in the Americas region (48% in the U.S.),

24% in the Europe region and 16% in the Asia-Pacific region. Additionally, we have approximately 1,200 concession retail stores located principally in Europe and Asia.
E-commerce represented approximately 25% of our direct-to-consumer business in the year ended March 2019. The following brands are marketed online: Vans®, The North Face®, Timberland® (excluding Timberland PRO®), Dickies®, Lee®, Icebreaker®, Wrangler® (excluding Wrangler® RIGGS), Kipling®, Smartwool®, Eastpak®, Napapijri®, JanSport®, Altra®, Timberland PRO®, Reef®, Wrangler® RIGGS, Eagle Creek®, Walls®, Lee® Riders® and Kodiak®. We continue to expand our e-commerce initiatives by rolling out additional, country-specific brand sites in Europe and Asia, which enhances our ability to deliver a superior, localized consumer experience.
We expect our direct-to-consumer business to continue growing as we expand our e-commerce presence and open new stores. We opened 110 stores during Fiscal 2019, concentrating on the brands with the highest retail growth potential: Vans® and The North Face®.
In addition to our direct-to-consumer operations, our licensees, distributors and other independent parties own and operate over 3,000 partnership stores. These are primarily mono-brand retail locations selling VF products that have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and Asia, and are concentrated in the Timberland®, The North Face®, Vans®, Lee®, Dickies®, Wrangler®, Kipling® and Napapijri® brands.
The VF Outlet™ business and stores are included in the spin-off of the Jeans business that was completed on May 22, 2019, which is also discussed in the "Jeans Segment" section above.

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

Licensing arrangements relate to a broad range of VF brands. License agreements are for fixed terms of generally 3 to 5 years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed products sales. Royalty income was $95.9 million in the year ended March 2019 (less than 1% of total revenues), primarily from the Vans®, Dickies®, Lee®, Wrangler® and Timberland® brands.

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
VF’s centralized global supply chain organization is responsible for producing, procuring and delivering products to our customers. VF is highly skilled in managing the complexities associated with our global supply chain. VF sourced or produced approximately 560 million units spread across our brands. Our products are obtained from 19 VF-operated manufacturing facilities and approximately 700 independent contractor manufacturing facilities in

VF Corporation Fiscal 2019 Form 10-K 5

approximately 60 countries. Additionally, we operate 40 distribution centers and 1,551 retail stores. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.
In the year ended March 2019, 21% of our units were manufactured in VF-owned facilities and 79% were obtained from independent contractors. Products manufactured in VF facilities generally have a lower cost and shorter lead times than products procured from independent contractors. Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in Asia. However, contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels. This combination of VF-owned and contracted production, along with different geographic regions and cost structures, provides a well-balanced, flexible approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.
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
Independent contractors generally own the raw materials and ship finished, ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Hong Kong (with satellite offices across Asia) and Panama. These hubs are responsible for managing the manufacturing and procurement of product, supplier oversight, product quality assurance, sustainability within the supply chain, responsible sourcing and transportation and shipping functions. In addition, our hubs leverage proprietary knowledge and technology to enable certain contractors to more effectively control costs and improve labor efficiency. Substantially all products in the Outdoor and Active segments, as well as a portion of products for our Work and Jeans segments, are obtained through these sourcing hubs.
Management continually monitors political risks and developments related to duties, tariffs and quotas. We limit VF’s sourcing exposure through, among other measures: (i) diversifying geographies with a mix of VF-operated and contracted production, (ii) shifting of production among countries and contractors, (iii) sourcing production to merchandise categories where product is readily available, and (iv) sourcing from countries with tariff preference and free trade agreements. VF does not directly or indirectly source products from suppliers in countries that are prohibited by the U.S. State Department.
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
VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF products at locations across the globe. Each of the approximately 700 independent contractor facilities, including those serving our independent licensees, must be pre-certified before producing VF products. This pre-certification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal staff and externally contracted firms. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.
VF did not experience difficulty in fulfilling its raw material and contracting production needs during Fiscal 2019. Absent any material changes, VF believes it would be able to largely offset any increases in product costs through (i) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution, (ii) increases in the prices of its products, and (iii) cost reduction efforts. The loss of any one supplier or contractor would not have a significant adverse effect on our business.
Product is shipped from our independent suppliers and VF-operated manufacturing facilities to distribution centers around the world. In some instances, product is shipped directly to our customers. Most distribution centers are operated by VF, and some support more than one brand. A portion of our distribution needs are met by contract distribution centers.

6 VF Corporation Fiscal 2019 Form 10-K

SEASONALITY

VF’s quarterly operating results vary due to the seasonality of our individual brands, and are historically stronger in the second half of the calendar year. On a quarterly basis in Fiscal 2019, revenues ranged from a low of 20% of full year revenues in the first fiscal quarter to a high of 29% in the third fiscal quarter, while operating margin ranged from a low of 6% in the fourth fiscal quarter to a high of 17% in the second fiscal quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where 12% of the segment’s revenues occurred in the first fiscal quarter compared to 35% in the third fiscal quarter of Fiscal 2019. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.
Working capital requirements vary throughout the year. Working capital increases early in the calendar year as inventory builds to support peak shipping periods and then moderates later in the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is substantially higher in the second half of the calendar year due to higher net income during that period and reduced working capital requirements, particularly during the fourth quarter of the calendar year.

ADVERTISING, CUSTOMER SUPPORT AND COMMUNITY OUTREACH

During the year ended March 2019, our advertising and promotion expense was $845.7 million, representing 6% of total revenues. We advertise in consumer and trade publications, on radio and television and through digital initiatives including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments.
We provide advertising support to our wholesale customers, including independent partnership stores, in the form of point-of-sale fixtures and signage to enhance the presentation and brand image of our products. We also participate in shop-in-shops and concession retail arrangements, which are separate sales areas dedicated to a specific VF brand within our customers' stores and other locations, to help differentiate and enhance the presentation of our products.
We contribute to incentive programs with our wholesale customers, including cooperative advertising funds, discounts and allowances. We also offer sales incentive programs directly to consumers in the form of discounts, rebates and coupon offers that are eligible for use in certain VF-operated stores, brand e-commerce sites and concession retail locations.
In addition to sponsorships and activities that directly benefit our products and brands, VF and its associates actively support our communities and various charities. For example, The North Face® brand has committed to programs that encourage and enable outdoor participation, such as The North Face Endurance Challenge® and The North Face Explore Fund™ programs. The Timberland® brand has a strong heritage of volunteerism, including the Path of Service™ program that offers full-time employees up to 40 hours of paid time off a year to serve their local communities through global service events such as Earth Day in the spring and Serv-a-palooza in the fall. The Wrangler® brand launched the Tough Enough to Wear Pink™ program, which honors and raises money for breast cancer survivors, and the National Patriot Program™, which funds agencies that serve wounded and fallen American military veterans and their families. The Vans® brand has hosted annual Vans® Earth Day and Vans® Gives Back Day events in which all employees at the brand's headquarters spend the day volunteering in the community.

SUSTAINABILITY

VF is one of the world’s largest apparel, footwear and accessories companies and has a responsibility to make a positive impact on our industry and planet through advancing sustainable business practices. VF plans to achieve significant progress in several key areas of sustainability, including people, products, supply chains, materials and facilities, to create a positive global impact.
VF’s Sustainability & Responsibility strategy, Made for Change, launched in 2017, targets key areas to drive transformational change and create value for our business. The strategy is focused on new circular and sustainable business models to (i) harness retail opportunities in new sectors, (ii) scale foundational social and environmental programs to lead the industry toward greater progress at a faster rate, and (iii) empower our brands, associates, and consumers to act with purpose and impact with intention.
In 2017, VF committed to measurably improve the lives of two million supply chain workers and others within their communities, by 2030. Since then, VF launched a Worker and Community Development Program with strategic initiatives focused on (i) water and sanitation, (ii) health and nutrition, and (iii) childcare and education. These programs have already impacted over one hundred thousand people in more than 30 factories and communities. We are also prioritizing transparency to ensure our global supply chain improves the lives of people and the planet. In October 2018, VF successfully launched traceability maps to demonstrate the end-to-end (farm-to-front door) traceability of nine iconic VF-brand products. The enterprise will scale its traceability efforts over the next three years with a plan to enhance visibility across all VF brands.
Dedication to continued sustainability progress is particularly focused in the realm of VF product materials. In 2017, VF set a goal of sourcing 50% recycled nylon and polyester for products by 2025, with a targeted 35% reduction in negative impact of key materials. VF also pledged to not use fur in any of our products, in support of newly released Animal Derived Materials & Forest Derived Materials policies. VF is committed to using sustainable cotton across the organization. We have a goal to procure cotton primarily from the U.S. and Australia, since both countries use advanced and

VF Corporation Fiscal 2019 Form 10-K 7

efficient growing methods, or through the Better Cotton Initiative (“BCI”), which helps small holder farmers reduce their environmental impact while improving farmers’ livelihoods. In 2018, VF used approximately 36,000 metric tons of certified BCI cotton and 600 metric tons of organic cotton.
Progress continues to be made toward the goals set for VF internal facilities that include (i) the sourcing of 100% of electricity from renewable sources within VF-owned and operated facilities by 2025, in line with the enterprise commitment to RE100, and (ii) achieving Zero Waste at 100% of VF internal distribution center locations by 2020, with 17 facilities already certified.
VF brands are equally committed to sustainability action in their sectors. In 2018, Vans® launched a shoe recycling pilot at 23 southern California stores. Timberland® used 96% "Leather Working Group" certified leather, 75% certified BCI or organic cotton, and now produces 69% recycled, organic, or renewable products. The North Face® expanded its Climate Beneficial Wool collection, launched in 2017. These products are made in the U.S. from sustainable farms. The North Face® also launched the Renewed collection in 2018 selling previously owned, damage-and-repaired or used products. The recommerce model addresses one of the apparel industry’s biggest challenges, textile waste, and offers our products at a lower price point, which allows new consumers to experience our brands.

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
Customers
VF products are sold on a wholesale basis to specialty stores, mid-tier and traditional department stores, national chains and mass merchants. In addition, we sell products on a direct-to-consumer basis through VF-operated stores, concession retail stores and brand e-commerce sites. Our sales in international markets are growing and represented 41% of our total revenues in the year ended March 2019, the majority of which were in Europe.
Sales to VF’s ten largest customers, all of which are retailers based in the U.S., amounted to 19% of total revenues in the year ended March 2019. Sales to the five largest customers amounted to approximately 15% of total revenues in the year ended March 2019. Sales to VF’s largest customer totaled 8% of total revenues in the year ended March 2019, the majority of which were derived from the Jeans business that was included in the spin-off completed on May 22, 2019.
Employees
VF had approximately 75,000 employees at the end of Fiscal 2019, of which approximately 42% were located in the U.S. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
Backlog
The dollar amount of VF’s order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.

EXECUTIVE OFFICERS OF VF

The following are the executive officers of VF Corporation as of May 24, 2019. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. None of the VF Corporation executive officers have any family relationship with one another or with any of the directors of VF Corporation.
Steven E. Rendle, 59, has been Executive Chairman of the Board since November 2017, President and Chief Executive Officer of VF since January 2017 and a Director of VF since June 2015. Mr. Rendle served as President and Chief Operating Officer from June 2015 to December 2016, Senior Vice President — Americas from April 2014 until June 2015, Vice President and Group President — Outdoor &

Action Sports Americas from May 2011 until April 2014, President of VF’s Outdoor Americas businesses from 2009 to 2011, President of The North Face® brand from 2004 to 2009 and Vice President of Sales of The North Face® brand from 1999 to 2004. Mr. Rendle joined VF in 1999.
Scott A. Roe, 54, has been Executive Vice President and Chief Financial Officer of VF since March 2019. He served as Vice President and Chief Financial Officer of VF from April 2015 to February 2019, Vice President — Controller and Chief Accounting Officer of VF from February 2013 until March 2015, Vice President — Finance of VF from 2012 to 2013, Vice President — Chief Financial

8 VF Corporation Fiscal 2019 Form 10-K

Officer of VF International from 2006 to 2012 and Vice President — Chief Financial Officer of VF’s former intimate apparel business from 2002 to 2006. Mr. Roe joined VF in 1996.
Kevin D. Bailey, 58, has been Group President — APAC since January 2018. He served as President, APAC from January 2017 until December 2017, President Action Sports & VF CASA from March 2016 to December 2016, President Action Sports & the Vans® brand from April 2014 to February 2016, Global President of the Vans® brand from June 2009 to March 2014 and Vice President Direct-to-Consumer for the Vans® brand from June 2002 to November 2007. Mr. Bailey joined VF in 2004.
Scott H. Baxter, 54, has been Group President of Jeanswear since August 2018. Previously, he was Group President — Americas West since January 2018. He served as Vice President and Group President — Outdoor & Action Sports Americas from March 2016 until December 2017, Vice President and Group President — Jeanswear Americas, Imagewear and South America from May 2013 until March 2016, Vice President and Group President — Jeanswear Americas and Imagewear from 2011 until May 2013, President of Imagewear, composed of both the Image and VF's former Licensed Sports Group businesses, from 2008 to 2011 and President of VF's former Licensed Sports Group business from 2007 to 2008. Mr. Baxter joined VF in 2007.
Martino Scabbia Guerrini, 54, has been Group President — EMEA since January 2018. He served as President — VF EMEA from April 2017 until December 2017, Coalition President — Jeanswear, Sportswear and Contemporary International from January 2013 to November 2017, President — Sportswear and Contemporary EMEA from February 2009 to December 2012 and President —

Sportswear and Packs from August 2006 to January 2009. Mr. Guerrini joined VF in 2006.
Curtis A. Holtz, 56, has been Group President, Workwear since March 2019. He served as Group President — Americas East from January 2018 to February 2019, Group President — Workwear, Jeans and Sportswear from January 2017 until December 2017, President — Imagewear from July 2015 to December 2016, Chief Financial Officer of VF Imagewear and International from 2010 to 2015 and President — VF’s former intimate apparel business from 2005 to 2007. Mr. Holtz joined VF in 1990.
Bryan H. McNeill, 57, has been Vice President — Controller and Chief Accounting Officer since April 2015. He served as Controller and Supply Chain Chief Financial Officer of VF International from January 2012 until March 2015 and Controller of VF International from May 2010 until December 2011. Mr. McNeill joined VF in 1993.
Laura C. Meagher, 59, has been Executive Vice President, General Counsel and Secretary since March 2019. She served as Vice President, General Counsel and Secretary from 2012 to February 2019. She served as Vice President — Deputy General Counsel from 2008 to 2012 and Assistant General Counsel from 2004 to 2008. Ms. Meagher joined VF in 2004.
Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 16, 2019 (“2019 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2019, which information is incorporated herein by reference.

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

The following corporate governance documents can be accessed on VF’s website: VF’s Corporate Governance Principles, Code of Business Conduct, and the charters of our Audit Committee, Talent and Compensation Committee, Finance Committee and Nominating and Governance Committee. Copies of these documents also may be obtained by any shareholder free of charge upon written request to the Secretary of VF Corporation, P.O. Box 21488, Greensboro, NC 27420.
After VF’s 2019 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on May 10, 2018.

VF Corporation Fiscal 2019 Form 10-K 9

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
VF competes with numerous apparel and footwear brands and manufacturers. Competition is generally based upon brand name recognition, price, design, product quality, selection, service and purchasing convenience. Some of our competitors are larger and have more resources than VF in some product categories and regions. In addition, VF competes directly with the private label brands of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on our ability to:

•	Anticipate and respond to changing consumer preferences and product trends in a timely manner;

•	Develop attractive, innovative and high quality products that meet consumer needs;

•	Maintain strong brand recognition;

•	Price products appropriately;

•	Provide best-in-class marketing support and intelligence;

•	Ensure product availability and optimize supply chain efficiencies;

•	Obtain sufficient retail store space and effectively present our products at retail;

•	Produce or procure quality products on a consistent basis; and,

•	Adapt to a more digitally driven consumer landscape.
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
VF’s business is increasingly seasonal, with a higher proportion of revenues and operating cash flows generated during the second half of the calendar year, which includes the fall and holiday selling seasons. Poor sales in the second half of the calendar year would have a material adverse effect on VF’s full year operating results and cause higher inventories. In addition, fluctuations in sales and

10 VF Corporation Fiscal 2019 Form 10-K

operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales.
VF’s profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, rising commodity and conversion costs, pressure from retailers to reduce the costs of products, changes in consumer demand and shifts to online shopping and purchasing. Consumers may increasingly seek markdown allowances, incentives and other forms of economic support. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, VF’s profitability will decline. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.
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

•	We may not be able to transform our model to be more consumer- and retail-centric.

•	We may not be able to expand our market share with winning customers, or our wholesale customers may encounter financial difficulties and thus reduce their purchases of VF products.

•	We may not be able to expand our brands in Asia or other geographies or achieve the expected results from our supply chain initiatives.

•	We may have difficulty recruiting, developing or retaining qualified employees.

•
We may not be able to achieve our direct-to-consumer expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably.

•	We may not be able to offset rising commodity or conversation costs in our product costs with pricing actions or efficiency improvements.
Failure to implement our strategic objectives may have a material adverse effect on VF’s business.

VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm VF’s ability to effectively operate its business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage, failure or interruption due to viruses, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our system or the implementation of new systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of VF’s business, including management of inventory, ordering and replenishment of products, manufacturing and distribution or products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media.
VF is subject to data security and privacy risks that could negatively affect its business operations, results of operations or reputation.
In the normal course of business, we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, identity theft and user privacy. Data security attacks are increasingly sophisticated, and if unauthorized parties gain access to our networks or databases, or those of our third-party service providers, they may be able to steal, publish, delete or modify our private and sensitive information, including credit card information and personal information. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable and unable to anticipate or detect security breaches and data loss. In addition, employees may intentionally or inadvertently cause data security breaches that result in the unauthorized release of personal or confidential information. VF and its customers could suffer harm if valuable business data, or employee, customer and other proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in VF’s systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, results in unwanted media attention and lost sales, and expose us to risks of litigation and liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information and we may not be able to comply with new regulations such as the General Data Protection Regulation in the European Union and the California Consumer Privacy Act. Any failure to comply with the laws and regulations surrounding the protection of personal information could subject us to legal and reputational

VF Corporation Fiscal 2019 Form 10-K 11

risk, including significant fines for non-compliance, any of which could have a negative impact on revenues and profits.
VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.
A growing percentage of VF’s total revenues (approximately 41% in Fiscal 2019) is derived from markets outside the U.S. VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors or VF plants located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.
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
A significant portion of VF's Fiscal 2019 net income was earned in jurisdictions outside the U.S. and most of our goods are manufactured outside the U.S. VF is exposed to risks of changes in U.S. policy for companies having business operations and manufacturing products outside the U.S. We cannot predict any changes to U.S. participation in or renegotiations of certain trade agreements or whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the U.S., China, the European Union or other countries on the import or export of our products, or what effect any of these actions would have on VF’s business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices. While enactment of any such change is not certain, if such changes were adopted, our costs could increase, which would reduce our earnings.
Changes in tax laws could increase our worldwide tax rate and materially affect our financial position and results of operations.
We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which included a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and a new minimum tax on certain foreign earnings. The Tax Act significantly impacted our effective tax rate for the year ended December 2017 as a result of the deemed repatriation tax, and may continue to impact several other elements of our operating model. Certain additional provisions of the Tax Act, such as a minimum tax on foreign earnings, could also apply to VF depending on certain facts and circumstances and, as a result, could increase our effective tax rate. Taxes due over a period of time as a result of the new tax law could be accelerated upon certain triggering events, including failure to pay such taxes when due. The new law made broad and complex changes to the U.S. tax code and regulatory, administrative and legislative guidance continues to be released. To the extent any future guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations.
In addition, many countries in the European Union and around the globe have adopted and/or proposed changes to current tax laws. Further, organizations such as the Organisation for Economic Co-operation and Development have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
We may have additional tax liabilities.
As a global company, we determine our income tax liability in various tax jurisdictions based on an analysis and interpretation of local tax laws and regulations. This analysis requires a significant

12 VF Corporation Fiscal 2019 Form 10-K

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
The Company petitioned the U.S. Tax Court to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing at dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $130 million. Further, this timing matter is impacted by the Tax Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136 million.
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
It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in Fiscal 2020 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace, or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

VF uses third-party suppliers and manufacturing facilities worldwide for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.
During Fiscal 2019, approximately 79% of VF’s units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in the U.S., Mexico, Central America and the Caribbean. Any of the following could impact our ability to produce or deliver VF products, or our cost of producing or delivering products and, as a result, our profitability:

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

•	Imposition of duties, taxes and other charges on imports; and,

•	Imposition or the repeal of laws that affect intellectual property rights.
Although no single supplier and no one country is critical to VF’s production needs, if we were to lose a supplier it could result in interruption of finished goods shipments to VF, cancellation of orders by customers and termination of relationships. This, along with the damage to our reputation, could have a material adverse effect on VF’s revenues and, consequently, our results of operations.
In addition, although we audit our third-party material suppliers and contracted manufacturing facilities and set strict compliance standards, actions by a third-party supplier or manufacturer that fail to comply could expose VF to claims for damages, financial penalties and reputational harm, any of which could have a material adverse effect in our business and operations.

VF Corporation Fiscal 2019 Form 10-K 13

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
Fluctuations in the price, availability and quality of fabrics, leather or other raw materials used by VF in its manufactured products, or of purchased finished goods, could have a material adverse effect on VF’s cost of goods sold or its ability to meet its customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, crop yields, energy prices, weather patterns and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. Inflation can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials, that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemical and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the values of the U.S. dollar may result in higher manufacturing costs.In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its customers. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.

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
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 19% of total revenues in Fiscal 2019, with our largest customer accounting for 8% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations.
The retail industry has experienced financial difficulty that could adversely affect VF's business.
Recently there have been consolidations, reorganizations, restructurings, bankruptcies and ownership changes in the retail industry. These events individually, and together, could materially, adversely affect VF's business. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers. In the future, retailers are likely to further consolidate, undergo restructurings or reorganizations or bankruptcies, realign their affiliations or reposition their stores’ target markets. In addition, consumers have continued to transition away from traditional wholesale retailers to large online retailers. These developments could result in a reduction in the number of stores that carry VF’s products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers.
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

14 VF Corporation Fiscal 2019 Form 10-K

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
VF has a $2.25 billion global revolving credit facility that expires in December 2023. If the financial markets return to recessionary conditions, this could impair the ability of one or more of the banks participating in our credit agreements to honor their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.
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
VF sells merchandise direct-to-consumer through VF-operated stores and e-commerce sites. Its direct-to-consumer business is subject to numerous risks that could have a material adverse effect on its results. Risks include, but are not limited to, (i) U.S. or international resellers purchasing merchandise and reselling it overseas outside VF’s control, (ii) failure of the systems that operate the stores and websites, and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (iii) credit card fraud, and (iv) risks related to VF’s direct-to-consumer distribution centers and processes. Risks specific to VF’s e-commerce business also include (i) diversion of sales from VF stores or wholesale customers, (ii) difficulty in recreating the in-store experience through direct channels, (iii) liability for online content, (iv) changing patterns of consumer behavior, and (v) intense competition from online retailers. VF’s failure to successfully respond to these risks might adversely affect sales in its e-commerce business, as well as damage its reputation and brands.
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

VF Corporation Fiscal 2019 Form 10-K 15

There have been, and there may in the future be, opposition and cancellation proceedings from time to time with respect to some of VF's intellectual property rights. In some cases, litigation may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, if available at all, required to rebrand our products and/or prevented from selling some of our products if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks, copyrights, patents or other intellectual property rights. Bringing or defending any such claim, regardless or merit, and whether successful or unsuccessful, could be expensive and time-consuming and have a negative effect on VF's business, reputation, results of operations and financial condition.
VF is subject to the risk that its licensees may not generate expected sales or maintain the value of VF’s brands.
During Fiscal 2019, $95.9 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

•	Obtain capital;

•	Manage its labor relations;

•	Maintain relationships with its suppliers;

•	Manage its credit risk effectively;

•	Maintain relationships with its customers; and,

•	Adhere to VF’s Global Compliance Principles.
In addition, VF relies on its licensees to help preserve the value of its brands. Although we attempt to protect VF’s brands through approval rights over design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of licensed VF brands by our licensees. The misuse of a brand by a licensee, including through the marketing or products under one of our brand names that do not meet our quality standards, could have a material adverse effect on that brand and on VF.
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

16 VF Corporation Fiscal 2019 Form 10-K

duplication in staff as we effect the transition. We can give no assurance that the relocation will be completed as planned or within the expected timeframe. In addition, the relocation may involve significant additional costs to us and the expected benefits of the move may not be fully realized due to associated disruption to our operations and personnel.
We may be unable to achieve some or all of the benefits we expect to achieve from the spin-off.
On May 22, 2019, we completed the spin-off of our Jeans business, Kontoor Brands, Inc. ("Kontoor Brands"). Although we believe that the spin-off will enhance our long-term value, we may not be able to achieve some or all of the anticipated benefits from the separation of our businesses, and the spin-off may adversely affect our business. Separating the businesses resulted in two independent, publicly traded companies, each of which is now a smaller, less diversified and more narrowly focused business than before the spin-off, which makes us more vulnerable to changing market and economic conditions. Additionally, a potential loss of synergies from separating the businesses could negatively impact the balance sheet, profit margins or earnings of both businesses and the combined value of the common stock of the two publicly traded companies may not be equal to or greater than the value of VF common stock had the spin-off not occurred. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the spin-off, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.
The Kontoor Brands spin-off could result in substantial tax liability to us and our stockholders.
We received opinions of tax advisors substantially to the effect that, for U.S. Federal income tax purposes, the spin-off and certain related transactions qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made by us in connection with the delivery of the opinions are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinions. Furthermore, the opinions are not binding on the IRS or the courts. If, notwithstanding receipt of the opinions, the spin-off transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-

off transaction is taxable, each holder of our common stock who received shares of Kontoor Brands in connection with the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.
Even if the spin-off otherwise qualifies as a tax-free transaction, the distribution would be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of Kontoor Brands are deemed to be part of a plan or series of related transactions that included the spin-off. In this event, the resulting tax liability could be substantial. In connection with the spin-off, we entered into a tax matters agreement with Kontoor Brands, pursuant to which Kontoor Brands agreed to not enter into any transaction that could cause any portion of the spin-off to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. In addition, these potential tax liabilities may discourage, delay or prevent a change of control of us.
Certain directors who serve on our Board of Directors also serve as directors of Kontoor Brands, and ownership of shares of common stock of Kontoor Brands following the spin-off by our directors and executive officers, may create, or appear to create, conflicts of interest.
Certain of our directors who serve on our Board of Directors currently serve on the Board of Directors of Kontoor Brands. This may create, or appear to create, conflicts of interest when our or Kontoor Brands' management and directors face decisions that could have different implications for us and Kontoor Brands, including the resolution of any dispute regarding the terms of the agreements governing the spin-off and the relationship between us and Kontoor Brands after the spin-off or any other commercial agreements entered into in the future between us and Kontoor Brands.
Most of our executive officers and non-employee directors currently own shares of the common stock of Kontoor Brands. The continued ownership of such common stock by our directors and executive officers following the spin-off creates or may create the appearance of a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and Kontoor Brands.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

The following is a summary of VF Corporation’s principal owned and leased properties as of March 30, 2019.
VF’s global headquarters are located in a 180,000 square foot, owned facility in Greensboro, North Carolina. VF owns other facilities in Greensboro, including the Jeans segment headquarters building. In addition, we own facilities in Stabio, Switzerland and lease offices in Hong Kong, China, which serve as our European and Asia-Pacific regional headquarters, respectively. We also own or lease segment and brand headquarters facilities throughout the world.

VF owns a 236,000 square foot facility in Appleton, Wisconsin that serves as a shared services center for certain Outdoor, Active and Work brands in North America. Additionally, we own and lease shared service facilities in Bornem, Belgium that support our European operations. Our sourcing hubs are located in Panama City, Panama and Hong Kong, China.
Our largest distribution centers are located in Prague, Czech Republic and Visalia, California. Additionally, we operate 38 other owned or leased distribution centers primarily in the U.S., but also in Argentina, Belgium, Canada, Chile, China, Mexico, the Netherlands and the United Kingdom. We operate 19 owned or

VF Corporation Fiscal 2019 Form 10-K 17

leased manufacturing plants primarily in Mexico, but also in the Dominican Republic, Honduras, Nicaragua and the U.S.
In addition to the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We operate 1,551 retail stores across the Americas, European and

Asia-Pacific regions. Retail stores are generally leased under operating leases and include renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which VF or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

18 VF Corporation Fiscal 2019 Form 10-K

PART II

ITEM 5. MARKET FOR VF’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. As of April 27, 2019 there were 3,281 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of June, September, December and March.

PERFORMANCE GRAPH:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for Fiscal 2014 through Fiscal 2019. The S&P 1500 Apparel Index at the end of Fiscal 2019 consisted of Capri Holdings Limited, Carter’s, Inc., Fossil, Inc., G-III Apparel Group, Ltd., Hanesbrands Inc., Movado Group, Inc., Oxford Industries, Inc., PVH Corp., Ralph Lauren

Corporation, Tapestry, Inc., Under Armour, Inc., Vera Bradley, Inc. and VF Corporation. The graph assumes that $100 was invested at the end of Fiscal 2013 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of Fiscal 2013 through Fiscal 2019. Past performance is not necessarily indicative of future performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN OF VF COMMON STOCK,
S&P 500 INDEX AND S&P 1500 APPAREL INDEX
VF Common Stock closing price on March 30, 2019 was $86.91

Company / Index	Base Period 12/28/13	1/3/15	1/2/16	12/31/16	12/30/17	3/30/19
VF Corporation	$100.00	$121.81	$104.78	$92.06	$131.42	$158.92
S&P 500 Index	100.00	114.11	115.71	129.55	157.84	171.51
S&P 1500 Apparel, Accessories & Luxury Goods	100.00	105.39	83.41	75.01	89.53	90.74

VF Corporation Fiscal 2019 Form 10-K 19

ISSUER PURCHASES OF EQUITY SECURITIES:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended March 30, 2019 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
December 30, 2018 — January 26, 2019	—	$—	—	$3,836,982,574
January 27, 2019 — February 23, 2019	—	—	—	3,836,982,574
February 24, 2019 — March 30, 2019	—	—	—	3,836,982,574
Total	—		—

20 VF Corporation Fiscal 2019 Form 10-K

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data for the five years ended March 30, 2019 and transition period ended March 31, 2018. VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to the periods ended March 2019, December 2017, December 2016 and December 2015 relate to the 52-week fiscal years ended March 30, 2019, December 30, 2017, December 31, 2016 and January 2, 2016, respectively, and all references to the period ended December 2014 relate to the 53-week fiscal year ended January 3, 2015. All references to the period ended March 2018 relate to the 13-week transition period ended March 31, 2018.

Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations, including financial position metrics. Refer to Note 4 to VF’s consolidated financial statements included in this report for additional information regarding discontinued operations.
This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and VF’s consolidated financial statements and accompanying notes included in this report. Historical results presented herein may not be indicative of future results.

(Dollars and shares in thousands, except per share amounts)	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
	2019	2018	2017	2016	2015	2014
SUMMARY OF OPERATIONS (1)
Total revenues	$13,848,660	$3,045,446	$11,811,177	$11,026,147	$10,996,393	$10,831,889
Operating income (2)	1,675,840	310,065	1,513,029	1,455,458	1,680,419	1,697,172
Income from continuing operations	1,259,004	261,164	721,209	1,078,854	1,217,056	1,233,711
Earnings per common share from continuing operations – basic	$3.19	$0.66	$1.81	$2.59	$2.86	$2.85
Earnings per common share from continuing operations – diluted	3.14	0.65	1.79	2.56	2.82	2.80
Dividends per share	1.9400	0.4600	1.7200	1.5300	1.3300	1.1075
Dividend payout ratio (3)	61.7%	70.7%	96.2%	59.9%	47.2%	39.5%
FINANCIAL POSITION (4)
Working capital	$2,011,853	$1,256,941	$1,353,983	$2,378,198	$2,033,498	$2,215,491
Current ratio	1.8	1.4	1.5	2.4	2.1	2.5
Total assets	$10,356,785	$9,937,730	$9,577,802	$9,015,694	$8,600,426	$8,611,545
Long-term debt, less current maturities	2,115,884	2,212,555	2,187,789	2,039,180	1,401,820	1,403,919
Stockholders’ equity	4,298,516	3,688,096	3,719,900	4,940,921	5,384,838	5,630,882
Debt to total capital ratio (5)	39.3%	50.4%	44.0%	31.9%	25.6%	20.2%
Weighted average common shares outstanding	395,189	395,253	399,223	416,103	425,408	432,611
Book value per common share	$10.83	$9.35	$9.40	$11.93	$12.62	$13.01
OTHER STATISTICS
Operating margin	12.1%	10.2%	12.8%	13.2%	15.3%	15.7%
Return on invested capital (6) (7)	18.2%	4.0%	10.5%	15.4%	17.1%	17.1%
Return on average stockholders’ equity (6)	33.3%	7.4%	18.9%	23.8%	25.3%	22.5%
Return on average total assets (6)	12.7%	2.8%	8.2%	12.7%	14.4%	14.8%
Cash provided (used) by operations (8)	$1,664,223	$(243,223)	$1,474,660	$1,480,568	$1,203,616	$1,761,841
Cash dividends paid	767,061	181,373	684,679	635,994	565,275	478,933

(1)
VF recorded non-operating losses on sale related to the divestitures of the Reef® brand business and Van Moer business, totaling $36.8 million in the year ended March 2019. The losses impacted after-tax income from operations by $33.1 million, basic earnings per share by $0.08 and diluted earnings per share by $0.08. Operating results for the year ended March 2019 include costs associated with the relocation of VF's global headquarters and certain brands to Denver, Colorado and separation and related expenses associated with the planned spin-off of the Jeans business. The costs impacted pretax operating income by $158.9 million, after-tax income from continuing operations by $120.0 million, basic earnings per share by $0.30 and diluted earnings per share by $0.30. VF recorded a $465.5 million provisional tax charge in December 2017 related to the transitional impact of the Tax Act. The charge impacted basic earnings per share by $1.17 and diluted earnings per share by $1.15. Operating results for the year ended December 2016 include charges for the impairment of goodwill and intangible assets and pension settlement. The charges impacted pretax operating income by $130.5 million, after-tax income from continuing operations by $95.5 million, basic earnings per share by $0.23 and diluted earnings per share by $0.23.

VF Corporation Fiscal 2019 Form 10-K 21

(2)
Reflects adoption of accounting standards update 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" and the restatement of prior periods to conform to current year presentation. For the years ended December 2017, 2016, 2015 and 2014, operating income increased and other income (expense), net decreased by $9.9 million, $87.2 million, $35.6 million and $33.8 million, respectively. In the three months ended March 2018, operating income decreased and other income (expense), net increased by $1.3 million.

(3)	Dividend payout ratio is defined as dividends per share divided by earnings per diluted share.

(4)
VF early adopted the accounting standards update regarding intra-entity transfers in the first quarter of 2017, which resulted in a cumulative adjustment to retained earnings and reduction in other assets in the Consolidated Balance Sheet at January 1, 2017 of $237.8 million. VF adopted the accounting standards update regarding revenue recognition on April 1, 2018, which resulted in a cumulative adjustment to increase retained earnings by $2.0 million and had a material impact to the Consolidated Balance Sheet due to reclassifications of certain customer-related balances. Refer to Note 1 to VF’s consolidated financial statements for additional information.

(5)	Total capital is defined as stockholders’ equity plus short-term and long-term debt.

(6)	The numerator in the return calculations is defined as income from continuing operations plus total interest income/expense, net of taxes.

(7)	Invested capital is defined as average stockholders’ equity plus average short-term and long-term debt.

(8)
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. Accordingly, the information includes the results of continuing and discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

VF Corporation (together with its subsidiaries, collectively known as “VF” or the "Company”) is a global leader in the design, production, procurement, marketing and distribution of branded lifestyle apparel, footwear and related products. VF’s diverse portfolio meets consumer needs across a broad spectrum of activities and lifestyles. Our long-term growth strategy is focused on four drivers — reshape our portfolio, transform our model, elevate direct-to-consumer and distort Asia.
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, denim,

backpack, luggage, accessory and apparel categories. Our products are marketed to consumers shopping in specialty stores, department stores, national chains, mass merchants, independently-operated partnership stores and with strategic digital partners, and our own direct-to-consumer operations, which includes VF-operated stores, concession retail stores and brand e-commerce sites.
VF is organized by groupings of businesses represented by its reportable segments for financial reporting purposes. The four reportable segments are Outdoor, Active, Work and Jeans.

BASIS OF PRESENTATION

VF changed to a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to the years ended March 2019 ("2019"), December 2017 ("2017") and December 2016 ("2016") relate to the 52-week fiscal years ended March 30, 2019, December 30, 2017 and December 31, 2016, respectively. All references to the three months ended March 2018 and March 2017 relate to the 13-week transition period ended March 31, 2018 and the comparable 13-week period ended April 1, 2017, respectively. All references to the twelve months ended March 2018 ("2018") relate to the 52-week period ended March 31, 2018. This period, when presented in comparison to our results for the year ended March 2019, is provided as we believe this comparison is more meaningful to our reader's understanding of our Fiscal 2019 results of operations than a comparison to the year ended December 2017. The unaudited Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the twelve months ended March 2018 and the three months ended March 2017 are presented at the end of the "Analysis of Results of Operations" section below for reference in the comparisons to the year ended March 2019 and the three months ended March 2018, respectively. The results for the twelve months ended March 2018 and the three months ended March 2017 are unaudited.

All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
References to the year ended March 2019 foreign currency amounts below reflect the changes in foreign exchange rates from the twelve months ended March 2018 and their impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions in countries with highly inflationary economies. References to the year ended December 2017 foreign currency amounts below reflect the changes in foreign exchange rates from the year ended December 2016 and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency. References to the three months ended March 2018 foreign currency amounts below reflect the changes in foreign exchange rates from the three months ended March 2017 and their impact on both translating foreign currencies into U.S. dollars and on transactions denominated in a foreign currency. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro, such as Argentina, which is a highly inflationary economy.
In light of the recently completed portfolio management actions and organizational realignments, the Company realigned its

22 VF Corporation Fiscal 2019 Form 10-K

internal reporting structure to reflect the organizational changes to better support and assess the operations of the business. The chief operating decision maker allocates resources and assesses performance based on a global brand view with the new reportable segments: Outdoor, Active, Work and Jeans. In the tables below, the Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations. Refer to additional discussion in the “Information by Reportable Segment” section below and Note 19 to VF's consolidated financial statements.
On October 2, 2017, VF acquired 100% of the outstanding shares of Williamson-Dickie Mfg. Co. ("Williamson-Dickie") and the business results have been included in the Work segment. On April 3, 2018, VF acquired 100% of the stock of Icebreaker Holdings Limited ("Icebreaker"). On June 1, 2018, VF acquired 100% of the stock of Icon-Altra LLC, plus certain assets in Europe ("Altra"). The business results for Icebreaker and Altra have been included in the Outdoor segment. All references to contributions from acquisitions below represent the operating results of Williamson-Dickie through the one-year anniversary of the acquisition and the operating results of Icebreaker and Altra from their respective dates of acquisition. Refer to Note 3 to VF's consolidated financial statements for additional information on acquisitions.
On October 5, 2018, VF completed the sale of the Van Moer business, which was included in the Work segment. On October 26, 2018, VF completed the sale of the Reef® brand business, which was included in the Active segment. All references to dispositions below represent the impact of operating results of the Reef® brand and the Van Moer business, beginning in the period of disposition.
The Nautica® brand business, the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses), and the former Contemporary Brands segment have been reported as discontinued operations in our Consolidated Statements of Income, and the related held-for-sale assets and liabilities have been presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through their respective dates of disposal. Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.
On August 13, 2018, VF announced its intention to spin-off its Jeans business, which includes the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF Outlet™ business. The spin-off creates two independent, publicly traded companies. The transaction is expected to be tax-free to VF and its shareholders and is effected through a pro-rata distribution of the new company’s stock to existing VF shareholders whereby each VF shareholder will receive one share of the new company's stock for every seven shares of VF stock held on the record date. The spin-off, which was completed after March 30, 2019 on May 22, 2019, is not reflected in our historical financial statements.
Refer to Note 4 to VF’s consolidated financial statements for additional information on discontinued operations and other divestitures.

HIGHLIGHTS OF THE YEAR ENDED MARCH 2019

•
Year ended March 2019 revenues were up 12% to $13.8 billion compared to the twelve months ended March 2018, primarily due to the $1.0 billion contribution from organic growth and a $696.3 million contribution from acquisitions, including a 1% unfavorable impact from foreign currency.

•	Active segment revenues increased 16% over the twelve months ended March 2018 to $4.7 billion, including a 2% unfavorable impact from foreign currency.

•
Outdoor segment revenues increased 9% over the twelve months ended March 2018 to $4.6 billion, including a $224.4 million contribution from acquisitions and a 1% unfavorable impact from foreign currency.

•
Direct-to-consumer revenues increased 14% over the twelve months ended March 2018, including a 1% unfavorable impact from foreign currency and a 3-percentage point contribution from acquisitions. Direct-to-consumer revenues accounted for 33% of VF’s total revenues in the year ended March 2019. VF opened 110 retail stores in the year ended March 2019. E-commerce revenues increased 32% in the year ended March 2019 compared to the twelve months ended March 2018, including a 1% unfavorable impact from foreign currency and a 9-percentage point contribution from acquisitions.

•
International revenues increased 10% over the twelve months ended March 2018, including a 3% unfavorable impact from foreign currency and a 6-percentage point contribution from acquisitions. International revenues represented 41% of VF’s total revenues in the year ended March 2019.

•
Gross margin increased 10 basis points to 50.7% in the year ended March 2019 compared to the twelve months ended March 2018, reflecting benefits from a mix-shift to higher margin businesses and increased pricing, partially offset by costs related to the acquisition, integration and separation of businesses and certain increases in product costs.

•	Cash flow from operations was $1.7 billion in the year ended March 2019.

•
Earnings per share increased 63% to $3.14 in the year ended March 2019 from $1.92 in the twelve months ended March 2018. The twelve months ended March 2018 included a $1.15 negative transitional impact from the enactment of the Tax Cuts and Jobs Act ("Tax Act") compared to a $0.09 negative impact in the year ended March 2019 due to adjustments on provisional amounts recorded. The increase was also driven by organic growth in the Active, Outdoor and Work segments, continued strength in our direct-to-consumer and international businesses and contributions from acquisitions. These improvements were partially offset by expenses related to the acquisition, integration and separation of businesses, costs related to relocation and other strategic business decisions and declines in the Jeans segment.

•	VF increased the quarterly dividend rate by 11% in the year ended March 2019, marking the 46th consecutive year of increase in the rate of dividends paid per share.

•	VF repurchased $150.7 million of its Common Stock and paid $767.1 million in cash dividends, returning $917.8 million to stockholders.

VF Corporation Fiscal 2019 Form 10-K 23

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Income
The following table presents a summary of the changes in net revenues for the year ended March 2019 compared to the twelve months ended March 2018 and the year ended December 2017 compared to the year ended December 2016:

(In millions)	Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited)	Year Ended December 2017 Compared to Year Ended December 2016
Net revenues — prior period	$12,356.3	$11,026.1
Organic growth	1,039.0	489.3
Acquisitions	696.3	247.2
Dispositions	(89.0)	—
Impact of foreign currency	(153.9)	48.6
Net revenues — current period	$13,848.7	$11,811.2

Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited)

VF reported a 12% increase in revenues in 2019. The 2019 results were driven by organic growth in the Active, Outdoor and Work segments, continued strength in our direct-to-consumer and international businesses and contributions from acquisitions. The increases were partially offset by an unfavorable impact from foreign currency, lower revenues due to dispositions and declines in the Jeans segment. International sales grew in every region in 2019.

Year Ended December 2017 Compared to Year Ended December 2016

VF reported a 7% increase in revenues in 2017. The 2017 results were driven by increases in the Active and Outdoor segments and continued strength in our direct-to-consumer and international businesses. The increase was also attributable to growth in the Work segment, which included a $247.2 million contribution from the Williamson-Dickie acquisition, which closed on October 2, 2017. These increases were offset by declines in the Jeans segment. International sales grew in every region in 2017.
Additional details on revenues are provided in the section titled “Information by Reportable Segment”.
The following table presents the percentage relationship to net revenues for components of the Consolidated Statements of Income:

	Year Ended March 2019	Twelve Months Ended March 2018 (unaudited)	Year Ended December
			2017	2016
Gross margin (net revenues less cost of goods sold)	50.7%	50.6%	50.5%	49.3%
Selling, general and administrative expenses	38.6	38.2	37.7	35.4
Impairment of goodwill and intangible assets	—	—	—	0.7
Operating income	12.1%	12.4%	12.8%	13.2%

Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited)

Gross margin increased 10 basis points to 50.7% in 2019 compared to 50.6% in 2018. Gross margin in 2019 was positively impacted by a mix-shift to higher margin businesses and increased pricing, partially offset by $45.9 million of costs related to the acquisition, integration and separation of businesses, and costs related to the relocation of our global headquarters and certain brands to Denver, Colorado.
Selling, general and administrative expenses as a percentage of total revenues increased 40 basis points in 2019 compared to 2018. This increase is primarily due to $186.7 million of expenses related to the acquisition, integration and separation of businesses, and relocation of our global headquarters and certain brands to Denver, Colorado. The increase is also due to continued investments in our key strategic growth initiatives. These costs were partially offset by leverage of operating expenses on higher revenues.
In 2019, operating margin decreased 30 basis points, to 12.1% from 12.4% in 2018, primarily due to the items described above.
Net interest expense decreased $1.4 million to $85.4 million in 2019. The decrease in net interest expense was due to higher international bank balances in high yielding currencies and the payoff of the $250.0 million of 5.95% fixed-rate notes on November 1, 2017, which was partially offset by higher interest rates on increased levels of short-term borrowings.
Outstanding interest-bearing debt averaged $3.4 billion for both 2019 and 2018, with short-term borrowings representing 35.3% and 30.9% of average debt outstanding for the respective years. The weighted average interest rates on outstanding debt were 3.1% in 2019 and 2.9% in 2018.
Other income (expense), net primarily consists of foreign currency gains and losses, the funding fee charged on the sale of our trade receivables, other components of net periodic pension cost (excluding the service cost component) and non-operating gains and losses. Other income (expense) netted to $(63.0) million and $(1.8) million in 2019 and 2018, respectively. Included in other income (expense), net in 2019 is the loss on sale of the Reef® brand business of $14.4 million and loss on sale of $22.4 million related to the divestiture of the Van Moer business.
The effective income tax rate was 17.6% in 2019 compared to 46.6% in 2018. The effective income tax rate is substantially lower in 2019 when compared to 2018 primarily due to discrete tax expense

24 VF Corporation Fiscal 2019 Form 10-K

associated with the Tax Act. In December 2017, VF recognized a provisional charge of approximately $465.5 million to reflect the impacts resulting from the Tax Act, primarily comprised of approximately $512.4 million related to the transition tax and approximately $89.5 million of tax benefits related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional charges of $42.6 million were primarily related to U.S. federal and state tax on foreign income and dividends and establishing a deferred tax liability for foreign withholding taxes as the Company is not asserting indefinite reinvestment on short-term liquid assets of certain foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested.
The 2019 effective income tax rate included a net discrete tax expense of $18.9 million, which included $37.3 million net tax expense related to adjustments to provisional amounts recorded in 2017 under the Tax Act, $31.9 million of tax benefit related to stock compensation, $14.3 million of net tax expense related to unrecognized tax benefits and interest, $1.9 million of tax benefit related to adjustments of previously recorded amounts based on proposed regulations, and $1.2 million of tax expense related to adjustments to previously recognized state income tax credits. The $18.9 million net discrete tax expense in 2019 increased the effective income tax rate by 1.3% compared to an unfavorable 29.4% impact of discrete items for 2018. Excluding discrete items, the effective tax rate during 2019 decreased by approximately 0.9% primarily due to a lower US corporate income tax rate that was effective beginning January 1, 2018. The international effective tax rate was 11.6% for 2019.
As a result of the above, income from continuing operations in 2019 was $1.3 billion ($3.14 per diluted share), compared to $0.8 billion ($1.92 per diluted share) in 2018.
Refer to additional discussion in the “Information by Reportable Segment” section below.
Year Ended December 2017 Compared to Year Ended December 2016
Gross margin improved 120 basis points to 50.5% in 2017 compared to 49.3% in 2016, reflecting a 180 basis point benefit from pricing, a mix-shift toward higher margin businesses and lower restructuring costs, which was partially offset by an unfavorable 60 basis point impact from foreign currency.
Selling, general and administrative expenses as a percentage of total revenues increased 230 basis points in 2017 compared to 2016. This increase is primarily due to investments in our key growth priorities, which include direct-to-consumer, product innovation, demand creation and technology initiatives. The increases were partially offset by lower restructuring costs in 2017.
In 2017, operating margin decreased 40 basis points, to 12.8% from 13.2% in 2016. In addition to the items described above, the operating margin decrease was partially offset by a 70 basis point increase from goodwill and intangible asset impairments in 2016 that did not recur in 2017.
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
Other income (expense), net primarily consists of foreign currency gains and losses, the funding fee charged on the sale of our trade receivables, other components of net periodic pension cost (excluding the service cost component) and non-operating gains and losses. Other income (expense) netted to $(10.7) million and $(85.2) million in 2017 and 2016, respectively. A pension settlement charge of $50.9 million was included in 2016, which did not recur in 2017.
The effective income tax rate was 49.1% in 2017 compared to 16.0% in 2016. The effective income tax rate is substantially higher in 2017 when compared to 2016 primarily due to discrete tax expense associated with the Tax Act. The Tax Act reduces the federal tax rate on U.S. earnings to 21% and moves from a global taxation regime to a modified territorial regime. As part of the legislation, U.S. companies are required to pay a tax on historical earnings generated offshore that have not been repatriated to the U.S. Additionally, revaluation of deferred tax asset and liability positions at the lower federal base rate of 21% is also required. The transitional impact of the Tax Act resulted in a provisional net charge of $465.5 million, or $1.15 per share, during the three months ended December 2017. This amount, which is included in the income taxes line item in the Consolidated Statements of Income, is primarily comprised of approximately $512.4 million related to the transition tax and approximately $89.5 million tax benefit related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional charges of $42.6 million were primarily related to U.S. federal and state tax on foreign income and dividends and establishing a deferred tax liability for foreign withholding taxes as the Company is not asserting indefinite reinvestment on short-term liquid assets of certain foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested.
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
As a result of the above, income from continuing operations in 2017 was $0.7 billion ($1.79 per diluted share), compared to $1.1 billion ($2.56 per diluted share) in 2016.
Refer to additional discussion in the “Information by Reportable Segment” section below.

VF Corporation Fiscal 2019 Form 10-K 25

Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)
The following table presents a summary of the changes in net revenues from the comparable period in 2017:

(In millions)	Three Months Ended March
Net revenues — 2017	$2,500.3
Organic growth	191.6
Acquisitions	233.1
Impact of foreign currency	120.4
Net revenues — 2018	$3,045.4

VF reported a 22% increase in revenues for the three months ended March 2018 compared to the 2017 period. The revenue increase was attributable to the Williamson-Dickie acquisition, organic growth in the Active segment and continued strength in our direct-to-consumer and international businesses. These increases were partially offset by declines in the Jeans segment. Excluding the impacts from foreign currency, international sales grew in every region in the three months ended March 2018.
Additional details on revenues are provided in the section titled “Information by Reportable Segment”.

The following table presents the percentage relationship to net revenues for components of the Consolidated Statements of Income:

	Three Months Ended March
	2018	2017 (unaudited)
Gross margin (net revenues less cost of goods sold)	50.5%	50.3%
Selling, general and administrative expenses	40.4	38.5
Operating income	10.2%	11.7%

Gross margin increased 20 basis points in the three months ended March 2018 compared to the 2017 period. Gross margin was favorably impacted by increases in pricing, a mix-shift to higher margin businesses in the Outdoor and Active segments, and foreign currency changes, offset by lower margins attributable to the Williamson-Dickie acquisition and certain increases in product costs.
Selling, general and administrative expenses as a percentage of total revenues increased 190 basis points during the three months ended March 2018 compared to the 2017 period. The increase was due to expenses related to the acquisition and integration of businesses and higher investments in our key growth priorities, which include demand creation, customer fulfillment, direct-to-consumer and product innovation. Higher compensation costs also impacted the three months ended March 2018.
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
The effective income tax rate for the three months ended March 2018 was 11.2% compared to 20.8% in the three months ended

March 2017. The three months ended March 2018 included a net discrete tax benefit of $16.1 million, which included a $12.1 million tax benefit related to stock compensation, a $7.3 million net tax benefit related to the realization of previously unrecognized tax benefits and interest, an $8.8 million tax expense related to the change of a prior estimate of taxes payable, and a $5.1 million net tax benefit related to adjustments to provisional amounts recorded in 2017 under the Tax Act. The $16.1 million net discrete tax benefit in the three months ended March 2018 reduced the effective income tax rate by 5.5% compared to a favorable 0.4% impact of discrete items in the three months ended March 2017. Without discrete items, the effective income tax rate for the three months ended March 2018 decreased by 4.5% compared with the estimated annual effective tax rate applied to the three months ended March 2017 primarily due to a higher percentage of income in lower tax rate jurisdictions, partially offset by an unfavorable impact from the Tax Act.
As a result of the above, net income in the three months ended March 2018 was $261.2 million ($0.65 per share) compared to $213.3 million ($0.51 per share) in the 2017 period.
Refer to additional discussion in the “Information by Reportable Segment” section below.

26 VF Corporation Fiscal 2019 Form 10-K

Information by Reportable Segment

As discussed above, VF realigned its internal reporting structure in Fiscal 2019 to reflect organizational changes to better support and assess the operations of the business. The new reportable segments are: Outdoor, Active, Work and Jeans. We have included an other category in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. The Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations.

The primary financial measures used by management to evaluate the financial results of VF's reportable segments are segment revenues and segment profit. Segment profit comprises the operating income and other income (expense), net line items of each segment.
Refer to Note 19 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income before income taxes.
Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited) and Year Ended December 2017 Compared to Year Ended December 2016
The following tables present a summary of the changes in segment revenues and profit in the year ended March 2019 compared to the twelve months ended March 2018 and the year ended December 2017 compared to the year ended December 2016:

Segment Revenues:
	Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited)
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment revenues — Twelve Months Ended March 2018 (unaudited)	$4,261.9	$4,054.5	$1,342.0	$2,586.6	$111.3	$12,356.3
Organic growth	222.2	776.0	79.4	(51.4)	12.8	1,039.0
Acquisitions	224.4	—	471.9	—	—	696.3
Dispositions	—	(64.4)	(24.6)	—	—	(89.0)
Impact of foreign currency	(59.5)	(44.3)	(6.7)	(43.4)	—	(153.9)
Segment revenues — Year Ended March 2019	$4,649.0	$4,721.8	$1,862.0	$2,491.8	$124.1	$13,848.7

	Year Ended December 2017 Compared to Year Ended December 2016
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment revenues — Year Ended December 2016	$4,123.4	$3,318.4	$776.2	$2,690.1	$118.0	$11,026.1
Organic growth	54.3	459.6	75.1	(94.9)	(4.8)	489.3
Acquisition	—	—	247.2	—	—	247.2
Impact of foreign currency	31.3	13.7	1.2	2.4	—	48.6
Segment revenues — Year Ended December 2017	$4,209.0	$3,791.7	$1,099.7	$2,597.6	$113.2	$11,811.2

Segment Profit:
	Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited)
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment profit — Twelve Months Ended March 2018 (unaudited)	$508.8	$894.2	$166.0	$395.8	$(4.0)	$1,960.8
Organic growth	27.1	247.3	17.0	(109.3)	4.5	186.6
Acquisitions	21.1	—	39.7	—	—	60.8
Dispositions	—	(9.6)	(1.4)	—	—	(11.0)
Impact of foreign currency	(12.6)	(6.2)	(0.6)	14.0	—	(5.4)
Segment profit — Year Ended March 2019	$544.4	$1,125.7	$220.7	$300.5	$0.5	$2,191.8

	Year Ended December 2017 Compared to Year Ended December 2016
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment profit — Year Ended December 2016	$594.5	$628.2	$137.3	$479.2	$(4.9)	$1,834.3
Organic growth	(35.0)	211.8	14.2	(76.6)	1.9	116.3
Acquisition	—	—	11.0	—	—	11.0
Impact of foreign currency	(22.0)	(34.2)	1.1	3.9	—	(51.2)
Segment profit — Year Ended December 2017	$537.5	$805.8	$163.6	$406.5	$(3.0)	$1,910.4

VF Corporation Fiscal 2019 Form 10-K 27

Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)
The following tables present a summary of the changes in segment revenues and profit in the three months ended March 2018 from the comparable period in 2017:

Segment Revenues:
	Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment revenues — Three Months Ended March 2017 (unaudited)	$835.1	$808.8	$200.0	$634.3	$22.1	$2,500.3
Organic growth	7.1	208.9	8.5	(31.0)	(1.9)	191.6
Acquisition	—	—	233.1	—	—	233.1
Impact of foreign currency	45.8	53.9	0.7	20.0	—	120.4
Segment revenues — Three Months Ended March 2018	$888.0	$1,071.6	$442.3	$623.3	$20.2	$3,045.4

Segment Profit:
	Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)
(In millions)	Outdoor	Active	Work	Jeans	Other	Total
Segment profit — Three Months Ended March 2017 (unaudited)	$73.5	$149.3	$37.7	$114.5	$(2.3)	$372.7
Organic growth	(29.0)	76.0	(3.4)	(17.9)	(0.8)	24.9
Acquisition	—	—	4.8	—	—	4.8
Impact of foreign currency	0.2	12.3	0.9	7.2	—	20.6
Segment profit — Three Months Ended March 2018	$44.7	$237.6	$40.0	$103.8	$(3.1)	$423.0

28 VF Corporation Fiscal 2019 Form 10-K

The following sections outline the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

				Year Ended December
(Dollars in millions)	Year Ended March 2019	Twelve Months Ended March 2018 (unaudited)	Percent Change	2017	2016	Percent Change
Segment revenues	$4,649.0	$4,261.9	9.1%	$4,209.0	$4,123.4	2.1%
Segment profit	544.4	508.8	7.0%	537.5	594.5	(9.6)%
Operating margin	11.7%	11.9%		12.8%	14.4%

The Outdoor segment includes the following brands: The North Face®, Timberland® (excluding Timberland PRO®), Icebreaker®, Smartwool® and Altra®.

Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited)
Global revenues for Outdoor increased 9% in 2019, driven by growth in the wholesale and direct-to-consumer channels, including a 1% unfavorable impact due to foreign currency. Revenues in the Americas region increased 8% in 2019, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 9%, including a 3% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 12% in 2019, with a 2% unfavorable impact from foreign currency. Included in these results are revenues from the Icebreaker acquisition of $174.2 million and revenues from the Altra acquisition of $50.2 million. Excluding revenues from Icebreaker and Altra, Outdoor revenues increased 4% in 2019, including a 1% unfavorable impact from foreign currency.
Global revenues for The North Face® brand increased 9% in 2019, including a 1% unfavorable impact from foreign currency. The increase was due to strong operational growth across all channels and regions, including strong performance in the wholesale channel and growth in the direct-to-consumer channel driven by an expanding e-commerce business, comparable store growth and new store openings.
Global revenues for the Timberland® brand (excluding Timberland PRO®) decreased 1% in 2019, as slight increases in the direct-to-consumer and wholesale channels were more than offset by a 2% unfavorable impact from foreign currency. Increases in the direct-to-consumer channel were driven by growth in the Americas region and China, as well as e-commerce growth across all regions, partially offset by declines across the Europe and Asia-Pacific (excluding China) regions.
Global direct-to-consumer revenues for Outdoor increased 7% in 2019, including a 1% unfavorable impact from foreign currency. Excluding revenues from acquisitions, global direct-to-consumer revenues increased 3%, including a 1% unfavorable impact from foreign currency. The increase was primarily due to a growing e-commerce business across all regions and new store openings. Global wholesale revenues for Outdoor increased 11%, driven by global growth in The North Face® brand and acquisitions, and included a 1% unfavorable impact from foreign currency. Excluding revenues from acquisitions, wholesale revenues increased 4%, including a 2% unfavorable impact from foreign currency. The increase was driven by growth across all regions.

Operating margin decreased 20 basis points in 2019 driven by costs related to the relocation of certain brands to Denver, Colorado, partially offset by leverage of operating expenses on higher revenues.
Year Ended December 2017 Compared to Year Ended December 2016
Global revenues for Outdoor increased 2% in 2017, driven by growth in the direct-to-consumer channel, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 4% in 2017, reflecting a 5% decrease in the US, partially offset by 9% growth in the non-U.S. Americas region, which included a 3% favorable impact from foreign currency. Revenues in the Europe region increased 15%, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 1% in 2017 due to foreign currency.
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
Global revenues for the Timberland® brand (excluding Timberland PRO®) increased 1% in 2017, as growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, and a 2% favorable impact from foreign currency, were partially offset by declines in the wholesale channel.
Global direct-to-consumer revenues for Outdoor grew 9% in 2017, driven by an expanding e-commerce business, comparable store growth and a 1% favorable impact from foreign currency. Global wholesale revenues for Outdoor decreased 2% in 2017, driven by the above-mentioned U.S. retailer bankruptcies, lower year-over-year off-price shipments and efforts to manage inventory levels in certain markets.
Operating margin decreased 160 basis points in 2017, reflecting increased investments in direct-to-consumer, product and innovation, demand creation and technology, partially offset by gross margin expansion driven by a mix-shift to higher margin businesses, lower product costs and pricing.

VF Corporation Fiscal 2019 Form 10-K 29

Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)

	Three Months Ended March
(Dollars in millions)	2018	2017 (unaudited)	Percent Change
Segment revenues	$888.0	$835.1	6.3%
Segment profit	44.7	73.5	(39.2)%
Operating margin	5.0%	8.8%

Global revenues for Outdoor increased 6% in the three months ended March 2018 compared to 2017, driven by an overall 5% favorable impact due to foreign currency as well as growth in the direct-to-consumer channel, partially offset by a decline in the wholesale channel. Revenues in the Americas region decreased 5% in the three months ended March 2018. Revenues in the Europe region increased 24%, including a 13% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 5%, with a 6% favorable impact from foreign currency.
Global revenues for The North Face® brand increased 11% in the three months ended March 2018 compared to the 2017 period. The increase in the period was primarily due to growth in the direct-to-consumer channel, driven by comparable store and e-commerce growth, and an overall 4% favorable impact from foreign currency. Increases in the wholesale channel were driven by growth in the Europe region and a favorable foreign currency impact, partially offset by declines in the Americas and Asia-Pacific regions.
Global revenues for the Timberland® brand (excluding Timberland PRO®) increased 5% in the three months ended March 2018 due to growth in the direct-to-consumer channel, driven by the Europe region, and a 7% favorable impact from foreign currency. The growth in the direct-to-consumer channel was due to comparable store and e-commerce growth, and was more than offset by declines in the wholesale channel.
Global direct-to-consumer revenues for Outdoor grew 18% in the three months ended March 2018 compared to the 2017 period. Growth in the direct-to-consumer channel was driven by an expanding e-commerce business, comparable store growth and a 6% favorable impact from foreign currency. Wholesale revenues decreased 1% in the three months ended March 2018, driven by declines in the Asia-Pacific and Americas regions, partially offset by growth in the Europe region and a 5% favorable impact from foreign currency.
Operating margin decreased 380 basis points in the three months ended March 2018 compared to the 2017 period, primarily due to increased selling, general and administrative investments in direct-to-consumer and demand creation initiatives and higher product costs, partially offset by a mix-shift to higher margin businesses.

30 VF Corporation Fiscal 2019 Form 10-K

Active

				Year Ended December
(Dollars in millions)	Year Ended March 2019	Twelve Months Ended March 2018 (unaudited)	Percent Change	2017	2016	Percent Change
Segment revenues	$4,721.8	$4,054.5	16.5%	$3,791.7	$3,318.4	14.3%
Segment profit	1,125.7	894.2	25.9%	805.8	628.2	28.3%
Operating margin	23.8%	22.1%		21.3%	18.9%

The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, Eastpak®, JanSport®, Reef® (through the date of sale) and Eagle Creek®.

Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited)
Global revenues for Active increased 16% in 2019, driven by growth across all channels and regions, including a 2% unfavorable impact from foreign currency. Revenues in the Americas region increased 21% in 2019, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 7%, including a 2% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 17% in 2019, including a 1% unfavorable impact from foreign currency. The year ended March 2019 was negatively impacted by the sale of the Reef® brand business in October 2018, which resulted in lower revenues of $64.4 million. Excluding the impact of this divestiture, revenues increased 18% compared to the 2018 period, including a 1% unfavorable impact from foreign currency.
Vans® brand global revenues increased 24% in 2019, including a 2% unfavorable impact from foreign currency. The increase was due to strong operational growth across all channels and regions, including strong wholesale performance and direct-to-consumer growth driven by an expanding e-commerce business, comparable store growth and new store openings.
Global direct-to-consumer revenues for Active grew 22% in 2019, including a 1% unfavorable impact from foreign currency. Growth in the direct-to-consumer channel was driven by a growing e-commerce business, comparable store growth and new store openings. Global wholesale revenues for Active increased 12% in 2019, driven by global growth in the Vans® brand, and included a 1% unfavorable impact from foreign currency.
Operating margin increased 170 basis points in 2019, reflecting gross margin expansion driven by a mix-shift to higher margin businesses and products, and leverage of operating expenses on higher revenues.

Year Ended December 2017 Compared to Year Ended December 2016
Global revenues for Active increased 14% in 2017, driven by growth in the direct-to-consumer and wholesale channels. Revenues in the Americas region increased 15% in 2017, including a 1% favorable impact from foreign currency. Revenues in the Europe and Asia-Pacific regions each increased 14%, including a 1% favorable impact from foreign currency.
Vans® brand global revenues increased 19% in 2017, reflecting strong operational growth in both the direct-to-consumer and wholesale channels. The growth in the direct-to-consumer channel was driven by strong comparable store and e-commerce growth.
Global direct-to-consumer revenues for Active grew 25% in 2017, driven by an expanding e-commerce business and comparable store growth. Wholesale revenues increased 7% in 2017, including a 1% favorable impact from foreign currency. The increase was driven by growth in the Vans® brand and Europe region.
Operating margin increased 240 basis points in 2017. The increase was due to gross margin expansion driven by a mix-shift to higher margin businesses, pricing and lower product costs, partially offset by increased investments in direct-to-consumer, product and innovation, demand creation and technology.

VF Corporation Fiscal 2019 Form 10-K 31

Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)

	Three Months Ended March
(Dollars in millions)	2018	2017 (unaudited)	Percent Change
Segment revenues	$1,071.6	$808.8	32.5%
Segment profit	237.6	149.3	59.2%
Operating margin	22.2%	18.5%

Global revenues for Active increased 32% in the three months ended March 2018 compared to 2017, driven by growth in the direct-to-consumer and wholesale channels and an overall 6% favorable impact due to foreign currency. Revenues in the Americas region increased 35% in the three months ended March 2018, including a 1% increase from foreign currency. Revenues in the Europe region increased 33%, including a 15% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 20%, with a 7% favorable impact from foreign currency.
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

Global direct-to-consumer revenues for Active grew 45% in the three months ended March 2018 compared to the 2017 period. Growth in the direct-to-consumer channel was driven by an expanding e-commerce business, comparable store growth and a 7% favorable impact from foreign currency. Wholesale revenues increased 25% in the three months ended March 2018, driven by global growth in the Vans® brand and broad-based growth across our brands in the Europe region, in addition to a 7% favorable impact from foreign currency.
Operating margin increased 370 basis points in the three months ended March 2018 compared to the 2017 period, reflecting gross margin expansion driven by a mix-shift to higher margin businesses, pricing and lower product costs, partially offset by increased selling, general and administrative investments in direct-to-consumer and demand creation initiatives.
Work

				Year Ended December
(Dollars in millions)	Year Ended March 2019	Twelve Months Ended March 2018 (unaudited)	Percent Change	2017	2016	Percent Change
Segment revenues	$1,862.0	$1,342.0	38.7%	$1,099.7	$776.2	41.7%
Segment profit	220.7	166.0	33.0%	163.6	137.3	19.1%
Operating margin	11.9%	12.4%		14.9%	17.7%

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

Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited)
Global Work revenues increased 39% in 2019 compared to 2018. Included in the 2019 results were revenues from the Williamson-Dickie acquisition of $471.9 million through the one-year anniversary of the acquisition. The year ended March 2019 was also negatively impacted by the sale of the Van Moer business in October 2018, which resulted in lower revenues of $24.6 million. Excluding the impact of the acquisition and divestiture, revenues increased 6% compared to the 2018 period. The revenue increase was due to growth in the Timberland PRO®, Wrangler® RIGGS, Bulwark® and Red Kap® brands, partially offset by a decline in the LSG transition services revenues. The revenue increase was also due to growth in the Dickies® brand in the six months ended March 2019 compared to the six months ended March 2018.
Operating margin decreased 50 basis points in 2019 compared to 2018. Excluding amounts related to the acquisition, integration and operating results of Williamson-Dickie through the one-year anniversary of the acquisition, operating margin increased 60 basis points in 2019. The increase reflected gross margin expansion driven by a mix-shift to higher margin businesses and pricing, partially offset by certain higher product costs.
Year Ended December 2017 Compared to Year Ended December 2016
Global Work revenues increased 42% in 2017 compared to 2016. Included in the 2017 results are revenues from the Williamson-Dickie acquisition of $247.2 million and revenues from the LSG transition services of $19.9 million. Excluding revenues from Williamson-Dickie and the LSG transition services, Work revenues increased 7% in 2017 compared to 2016 primarily due to growth in our Bulwark® brand, which was fueled by increased oil and gas exploration activities, partially offset by industry consolidation.
Operating margin decreased 280 basis points in 2017 compared to 2016. Excluding the impact of amounts related to the acquisition, integration and operating results of Williamson-Dickie, and the LSG transition services, operating margin in 2017 increased 40 basis points compared to 2016. The increase reflected gross margin expansion driven by a mix-shift to higher margin businesses.

32 VF Corporation Fiscal 2019 Form 10-K

Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)

	Three Months Ended March
(Dollars in millions)	2018	2017 (unaudited)	Percent Change
Segment revenues	$442.3	$200.0	121.2%
Segment profit	40.0	37.7	6.3%
Operating margin	9.0%	18.8%

Global Work revenues increased 121% in the three months ended March 2018 compared to the 2017 period. Included in these results are revenues from the Williamson-Dickie acquisition of $233.1 million and revenues from the LSG transition services of $1.5 million. Excluding revenues from Williamson-Dickie and the LSG transition services, Work revenues increased 4% in the three months ended March 2018 compared to the 2017 period. The revenue increase was primarily due to growth in our Bulwark® brand, which was fueled by sales in the oil and gas industry.

Operating margin decreased 980 basis points in the three months ended March 2018 compared to the 2017 period. Excluding the impact of amounts related to the acquisition, integration and operating results of Williamson-Dickie, and the LSG transition services, operating margin decreased 200 basis points in the three months ended March 2018. The decrease was driven by higher selling, general and administrative expenses and higher product costs, partially offset by a mix-shift to higher margin businesses.
Jeans

				Year Ended December
(Dollars in millions)	Year Ended March 2019	Twelve Months Ended March 2018 (unaudited)	Percent Change	2017	2016	Percent Change
Segment revenues	$2,491.8	$2,586.6	(3.7)%	$2,597.6	$2,690.1	(3.4)%
Segment profit	300.5	395.8	(24.1)%	406.5	479.2	(15.2)%
Operating margin	12.1%	15.3%		15.6%	17.8%

The Jeans segment consists of the global jeanswear businesses, led by the Wrangler® (excluding Wrangler® RIGGS) and Lee® brands.

Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited)
Global Jeans revenues decreased 4% in 2019 compared to 2018, driven primarily by declines in the wholesale channel and a 2% unfavorable impact from foreign currency. Revenues in the Americas region decreased 3% in 2019, driven primarily by declines in the wholesale channel and a 1% unfavorable impact from foreign currency. The wholesale channel revenues were negatively impacted by a U.S. customer bankruptcy. Revenues in the Asia-Pacific region decreased 1% in 2019 as increases in the wholesale channel were more than offset by a 3% unfavorable impact from foreign currency. Revenues in the Europe region decreased 9% in 2019 due to declines in the wholesale and direct-to-consumer channels and a 3% unfavorable impact from foreign currency.
Global revenues for the Wrangler® brand (excluding Wrangler® RIGGS) decreased 2% in 2019, as flat wholesale channel revenues were offset by a 2% unfavorable impact from foreign currencies. Global revenues for the Lee® brand were down 7% in 2019 compared to 2018, primarily due to declines in the wholesale channel and included a 2% unfavorable impact from foreign currencies. The wholesale channel revenues of both brands were negatively impacted by a U.S. customer bankruptcy.
Operating margin decreased 320 basis points in 2019 over 2018, primarily due to higher product costs, business mix, expenses related to the separation of businesses and other strategic business decisions, and lower leverage of operating expenses due to decreased revenues, partially offset by increased pricing.

Year Ended December 2017 Compared to Year Ended December 2016
Global Jeans revenues decreased 3% in 2017 compared to 2016, including a 1% favorable impact from foreign currency, as growth in the direct-to-consumer channel was more than offset by U.S. wholesale declines in the mass, mid-tier and department store channels. Specifically, our U.S. wholesale business has been impacted by a key customer's inventory destocking decision and continued channel consolidation, which was partially mitigated by strong growth with our digital wholesale partners. Revenues in the Americas region decreased 5% in 2017, including a 1% unfavorable impact from foreign currency, driven by softness in the wholesale channel. Revenues in the Asia-Pacific region decreased 3% in 2017 due to declines in the wholesale channel in Asia and India, partially offset by growth in the direct-to-consumer channel in Asia. European revenues increased 4% in 2017 due to growth in our wholesale and direct-to-consumer businesses, and a 2% favorable impact from foreign currency.
Global revenues for the Wrangler® brand (excluding Wrangler® RIGGS) decreased 2% in 2017, including a 1% favorable impact from foreign currency, driven by declines in the U.S. mass and western specialty businesses. Global revenues for the Lee® brand were down 6% in 2017 compared to 2016, due to declines in the U.S. mid-tier and department store channels, which were partially offset by growth in the direct-to-consumer channel.
Operating margin decreased 220 basis points in 2017 over 2016, primarily due to lower revenues, gross margin contraction from higher product costs and additional investments in our strategic growth priorities.
VF Corporation Fiscal 2019 Form 10-K 33

Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)

	Three Months Ended March
(Dollars in millions)	2018	2017 (unaudited)	Percent Change
Segment revenues	$623.3	$634.3	(1.7)%
Segment profit	103.8	114.5	(9.3)%
Operating margin	16.7%	18.1%

Global Jeans revenues decreased 2% in the three months ended March 2018 compared to the 2017 period. Growth in direct-to-consumer and digital wholesale, including expansion into new channels, was more than offset by continued disruption in the U.S. wholesale market. Global revenues reflect a 3% favorable impact from foreign currency. Revenues in the Americas region decreased 5% in the three months ended March 2018, driven by softness in the wholesale channel. Revenues in the Asia-Pacific region decreased 3% in the three months ended March 2018 due to declines in the wholesale channel, partially offset by an 8% favorable impact from foreign currency. European revenues increased 14% in the three months ended March 2018, primarily due to a 13% favorable impact from foreign currency and growth in our direct-to-consumer businesses.

Global revenues for the Wrangler® brand (excluding Wrangler® RIGGS) brand increased 2% in the three months ended March 2018 compared to the 2017 period, driven by flat wholesale channel revenues and a 2% favorable impact from foreign currency. Global revenues for the Lee® brand decreased 6% in the three months ended March 2018 due to declines in the U.S. mid-tier and department store channels, which were partially offset by growth in the direct-to-consumer channel. Foreign currency favorably impacted Lee® brand global revenues by 5%.
Operating margin decreased 140 basis points in the three months ended March 2018 compared to the 2017 period. The decrease was primarily due to lower revenues, higher product costs and additional investments in our strategic growth priorities, partially offset by pricing.
Other

				Year Ended December
(Dollars in millions)	Year Ended March 2019	Twelve Months Ended March 2018 (unaudited)	Percent Change	2017	2016	Percent Change
Segment revenues	$124.1	$111.3	11.5%	$113.2	$118.0	(4.2)%
Segment profit (loss)	0.5	(4.0)	*	(3.0)	(4.9)	35.7%
Operating margin	0.4%	(3.6)%		(2.7)%	(4.1)%
*Calculation not meaningful

VF Outlet™ stores in the U.S. sell both VF and non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable segment, while revenues and profits of non-VF products are reported in this

"other" category. Also included in this category are results from transition services related to the sales of the Nautica® and Reef® brands that commenced in the three months ended June 2018 and December 2018, respectively.
Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)

	Three Months Ended March
(Dollars in millions)	2018	2017 (unaudited)	Percent Change
Segment revenues	$20.2	$22.1	(8.4)%
Segment profit (loss)	(3.1)	(2.3)	(40.0)%
Operating margin	(15.2)%	(9.9)%

VF Outlet™ stores in the U.S. sell both VF and non-VF products. Revenues and profits of VF products sold in these stores are reported as part of the operating results of the applicable segment, while revenues and profits of non-VF products are reported in this “other” category.

34 VF Corporation Fiscal 2019 Form 10-K

Reconciliation of Segment Profit to Consolidated Income Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated income before income taxes. These costs are (i) impairment of goodwill and intangible assets, which is excluded from segment profit because these costs are not part of the ongoing operations of the respective businesses, (ii) interest expense, net, which is excluded from segment profit because substantially all financing costs are managed at the corporate office and are not under the control of segment management, and (iii) corporate and other expenses, discussed below, which are excluded from segment profit to the extent they are not allocated to the segments. Impairment of goodwill and intangible assets and net interest expense are discussed in the “Consolidated Statements of Income” section, and corporate and other expenses are discussed below.
Following is a summary of VF’s corporate and other expenses:

	Year Ended March 2019	Year Ended December
(In millions)		2017	2016
Information systems and shared services	$418.1	$365.0	$333.0
Less costs allocated to segments	(255.6)	(228.4)	(213.9)
Information systems and shared services retained at corporate	162.5	136.6	119.1
Corporate headquarters’ costs	327.1	218.4	169.1
Other	89.3	53.0	96.2
Corporate and other expenses	$578.9	$408.0	$384.4

Information Systems and Shared Services
These costs include management information systems and the centralized finance, supply chain, human resources, direct-to-consumer and customer management functions that support worldwide operations. Operating costs of information systems and shared services are charged to the segments based on utilization of those services. Costs to develop new computer applications are generally not allocated to the segments. Included in information systems and shared services costs in the year ended March 2019 and the year ended December 2017 are costs associated with software system implementations and upgrades and other strategic projects.
Corporate Headquarters’ Costs
Headquarters’ costs include compensation and benefits of corporate management and staff, legal and professional fees, and general and administrative expenses that have not been allocated to the segments. Included in corporate headquarters’ costs in the year ended March 2019 are certain expenses related to the acquisition, integration and separation of businesses, strategic project costs, cash and stock-based compensation expense and charitable contributions. The increase in corporate headquarters’ costs in the year ended December 2017 compared to the year ended December 2016 was primarily driven by higher strategic project costs, an increase in cash and stock-based compensation expense and charitable contributions.
Other
This category includes (i) costs of corporate programs or corporate-managed decisions that are not allocated to the segments, (ii) costs of registering, maintaining and enforcing certain of VF’s trademarks, and (iii) miscellaneous consolidated costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. Included in other expense in the year ended March 2019 is the loss on sale of the Reef® brand business of $14.4 million and loss on sale of $22.4 million related to the divestiture of the Van Moer business. The decrease in other expense in the year ended December 2017 compared to the year ended December 2016 was largely driven by a $50.9 million settlement charge in 2016 related to our U.S. pension obligation, resulting from offering former employees a one-time option to receive a lump sum distribution of their deferred vested benefits.
Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)

	Three Months Ended March
(Dollars in millions)	2018	2017 (unaudited)	Percent Change
Corporate and other expenses	$107.8	$83.1	29.7%
Interest expense, net	21.2	20.2	4.8%

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The increases in corporate and other expenses in the three months ended March 2018 compared to the 2017 period resulted primarily from higher compensation costs and investments in our key strategic growth initiatives, including expenses related to the acquisition and integration of businesses. Certain corporate overhead costs previously allocated in 2017 to the former Sportswear segment, the former Outdoor and Action Sports segment and the former Imagewear segment for segment reporting purposes have been reallocated to continuing operations as discussed in Note 4 to the consolidated financial statements.

VF Corporation Fiscal 2019 Form 10-K 35

International Operations

International revenues increased 10% in the year ended March 2019 over the twelve months ended March 2018 compared to an increase of 12% in the year ended December 2017. Foreign currency negatively impacted international revenue growth by 3% in the year ended March 2019 compared to a favorable impact of 1% in the year ended December 2017. Revenues in the Europe region increased 8% in the year ended March 2019, reflecting operational growth and included a 2% unfavorable impact from foreign currency. Revenues in the Europe region increased 15% in the year ended December 2017, including a 2% benefit from foreign currency. In the Asia-Pacific region, revenues increased 15% in the year ended March 2019 over the twelve months ended March 2018, driven by growth in China. Foreign currency negatively impacted revenues in the Asia-Pacific region by 2%. For the year ended December 2017, revenues in the Asia-Pacific region increased 6%. Revenues in the Americas (non-U.S.) region grew 14% in the year ended March 2019, reflecting operational growth, partially offset by a 7% unfavorable impact from foreign currencies. Revenues in the Americas (non-U.S.) region grew 13% in the year ended December 2017, including a 1% benefit from foreign currency. International revenue growth in the year ended March 2019 included a 6 percent contribution from acquisitions. International revenues were 41% and 42% of total VF revenues in the year ended March 2019 and the twelve months ended March 2018, respectively.
Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)

International revenues increased 27% in the three months ended March 2018 compared to the 2017 period. Foreign currency favorably impacted international revenue growth by 11% in the three months ended March 2018. Revenues in the Europe region increased 33% in the three months ended March 2018, reflecting operational growth and a 14% favorable impact from foreign currency. In the Asia-Pacific region, revenues increased 17% in the three months ended March 2018, driven by growth across the region, particularly in China. Foreign currency favorably impacted revenues in the Asia-Pacific region by 7% in the three months ended March 2018. Revenue growth in the Americas (non-U.S.) region increased 22% in the three months ended March 2018, reflecting operational growth and a 5% favorable impact from foreign currencies in the region. International revenues were 46% and 44% of total revenues in the three months ended March 2018 and 2017, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 14% in the year ended March 2019 over the twelve months ended March 2018 compared to growth of 17% in the year ended December 2017, reflecting growth in all regions. Foreign currency negatively impacted direct-to-consumer revenue growth by 1% in the year ended March 2019 and favorably impacted direct-to-consumer revenue growth by 1% in the year ended December 2017. The increase in direct-to-consumer revenues in both periods was due to comparable store growth for locations open at least twelve months at each reporting date, and an expanding e-commerce business which grew 32% and 34% in the year ended March 2019 and the year ended December

2017, respectively, including a 1% unfavorable impact from foreign currency in the year ended March 2019. Acquisitions contributed 3 percent to the direct-to-consumer revenue growth and 9 percent to the e-commerce revenue growth in the year ended March 2019. VF opened 110 stores in the year ended March 2019, bringing the total number of VF-owned retail stores to 1,551 at March 2019, including 34 Icebreaker and Altra stores. There were 1,518 VF-owned retail stores at December 2017. Direct-to-consumer revenues were 33% of total VF revenues in the year ended March 2019 compared to 32% in the twelve months ended March 2018.
Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)

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

36 VF Corporation Fiscal 2019 Form 10-K

Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited) - Condensed Consolidated Statements of Income
The unaudited Condensed Consolidated Statement of Income for the twelve months ended March 2018 is presented below for reference in the comparison to the year ended March 2019:

(In thousands, except per share amounts)	Year Ended March 2019	Twelve Months Ended March 2018 (unaudited)
Net revenues	$13,848,660	$12,356,283
Costs and operating expenses
Cost of goods sold	6,827,481	6,107,671
Selling, general and administrative expenses	5,345,339	4,718,725
Total costs and operating expenses	12,172,820	10,826,396
Operating income (a)	1,675,840	1,529,887
Interest, net	(85,425)	(86,857)
Other income (expense), net (a)	(63,011)	(1,799)
Income from continuing operations before income taxes	1,527,404	1,441,231
Income taxes	268,400	672,134
Income from continuing operations	1,259,004	769,097
Income (loss) from discontinued operations, net of tax	788	(110,544)
Net income	$1,259,792	$658,553
Earnings (loss) per common share - basic
Continuing operations	$3.19	$1.95
Discontinued operations	—	(0.28)
Total earnings per common share - basic	$3.19	$1.67
Earnings (loss) per common share - diluted
Continuing operations	$3.14	$1.92
Discontinued operations	—	(0.28)
Total earnings per common share - diluted	$3.15	$1.65
Weighted average shares outstanding
Basic	395,189	395,038
Diluted	400,496	399,888

(a)
In the first quarter of Fiscal 2019, VF adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs" and restated the prior periods to conform to current year presentation. For the twelve months ended March 2018, operating income increased and other income (expense), net decreased by $5.1 million.

VF Corporation Fiscal 2019 Form 10-K 37

Year Ended March 2019 Compared to Twelve Months Ended March 2018 (unaudited) - Condensed Consolidated Statements of Cash Flows
The unaudited Condensed Consolidated Statement of Cash Flows for the twelve months ended March 2018 is presented below for reference in the comparison to the year ended March 2019:

(In thousands)	Year Ended March 2019	Twelve Months Ended March 2018 (unaudited)
OPERATING ACTIVITIES
Net income	$1,259,792	$658,553
Impairment of goodwill	—	104,651
Depreciation and amortization	301,005	295,597
Other adjustments	103,426	382,798
Cash provided by operating activities	1,664,223	1,441,599
INVESTING ACTIVITIES
Business acquisitions, net of cash received	(320,405)	(740,541)
Proceeds from sale of businesses, net of cash sold	430,286	214,968
Capital expenditures	(250,634)	(183,071)
Software purchases	(56,207)	(63,809)
Other, net	(23,672)	8,549
Cash used by investing activities	(220,632)	(763,904)
FINANCING ACTIVITIES
Net increase from short-term borrowings, long-term debt and other	(872,564)	965,311
Purchases of treasury stock	(150,676)	(1,012,341)
Cash dividends paid	(767,061)	(693,339)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	199,296	130,627
Cash used by financing activities	(1,591,005)	(609,742)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	14,811	12,957
Net change in cash, cash equivalents and restricted cash	(132,603)	80,910
Cash, cash equivalents and restricted cash — beginning of period	689,190	608,280
Cash, cash equivalents and restricted cash — end of period	$556,587	$689,190
The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows.

38 VF Corporation Fiscal 2019 Form 10-K

Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited) - Condensed Consolidated Statements of Income
The unaudited Condensed Consolidated Statement of Income for the three months ended March 2017 is presented below for reference in the comparison to the three months ended March 2018:

	Three Months Ended March (Transition Period)	Three Months Ended March (unaudited)
(In thousands, except per share amounts)	2018	2017
Net revenues	$3,045,446	$2,500,340
Costs and operating expenses
Cost of goods sold	1,506,335	1,243,605
Selling, general and administrative expenses	1,229,046	963,528
Total costs and operating expenses	2,735,381	2,207,133
Operating income (a)	310,065	293,207
Interest, net	(21,165)	(20,188)
Other income (expense), net (a)	5,233	(3,622)
Income from continuing operations before income taxes	294,133	269,397
Income taxes	32,969	56,121
Income from continuing operations	261,164	213,276
Loss from discontinued operations, net of tax	(8,371)	(4,113)
Net income	$252,793	$209,163
Earnings (loss) per common share - basic
Continuing operations	$0.66	$0.52
Discontinued operations	(0.02)	(0.01)
Total earnings per common share - basic	$0.64	$0.51
Earnings (loss) per common share - diluted
Continuing operations	$0.65	$0.51
Discontinued operations	(0.02)	(0.01)
Total earnings per common share - diluted	$0.63	$0.50
Weighted average shares outstanding
Basic	395,253	411,990
Diluted	401,276	415,960

(a)
In the first quarter of Fiscal 2019, VF adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" and restated the prior periods to conform to current year presentation. Operating income decreased and other income (expense), net increased by $1.3 million and operating income increased and other income (expense), net decreased by $3.5 million for the three months ended March 2018 and March 2017, respectively.

VF Corporation Fiscal 2019 Form 10-K 39

Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited) - Condensed Consolidated Statements of Cash Flows
The unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 2017 is presented below for reference in the comparison to the three months ended March 2018:

	Three Months Ended March (Transition Period)	Three Months Ended March (unaudited)
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$252,793	$209,163
Depreciation and amortization	71,532	66,438
Other adjustments	(567,548)	(485,763)
Cash used by operating activities	(243,223)	(210,162)
INVESTING ACTIVITIES
Capital expenditures	(54,374)	(40,856)
Software purchases	(19,289)	(20,657)
Other, net	17,673	(6,824)
Cash used by investing activities	(55,990)	(68,337)
FINANCING ACTIVITIES
Net increase from short-term borrowings, long-term debt and other	794,424	261,252
Purchases of treasury stock	(250,282)	(438,297)
Cash dividends paid	(181,373)	(172,713)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	44,017	3,283
Cash provided (used) by financing activities	406,786	(346,475)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	12,220	2,228
Net change in cash, cash equivalents and restricted cash	119,793	(622,746)
Cash, cash equivalents and restricted cash — beginning of period	569,397	1,231,026
Cash, cash equivalents and restricted cash — end of period	$689,190	$608,280
The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows.

40 VF Corporation Fiscal 2019 Form 10-K

ANALYSIS OF FINANCIAL CONDITION

Balance Sheets

The following discussion refers to significant changes in balances at March 2019 compared to March 2018:

•
Increase in accounts receivable — primarily due to the reclassification of certain allowances to accrued liabilities due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), higher wholesale shipments and the timing of cash collections.

•	Increase in other current assets — primarily due to the reclassification of the right of return asset from inventories due to the adoption of ASC 606 and an increase in derivative assets.

•	Increase in other assets — primarily due to an increase in net pension assets for certain defined benefit plans.

•	Decrease in short-term borrowings — due to net repayment of commercial paper borrowings.

•	Increase in accounts payable — driven by the timing of inventory purchases and payments to vendors.

•
Increase in accrued liabilities — primarily due to the reclassification of certain allowances from accounts receivable due to the adoption of ASC 606 and higher accrued compensation, partially offset by a decrease in derivative liabilities.

The following discussion refers to significant changes in balances at March 2018 compared to December 2017:

•	Increase in inventories — due to the seasonality of the business.

•	Increase in other current assets — primarily due to higher levels of prepaid expenses.

•
Increase in short-term borrowings — due to commercial paper borrowings needed to support general corporate purposes, share repurchases and funding for the Icebreaker® transaction which closed on April 3, 2018.

•	Decrease in accounts payable — driven by the timing of inventory purchases and payments to vendors.

•	Decrease in accrued liabilities — primarily due to lower accrued compensation, accrued income taxes and the timing of payments for other accruals.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	March	March	December
(Dollars in millions)	2019	2018	2017
Working capital	$2,011.9	$1,256.9	$1,354.0
Current ratio	1.8 to 1	1.4 to 1	1.5 to 1
Debt to total capital	39.3%	50.4%	44.0%

The increase in the current ratio at March 2019 compared to March 2018 was primarily due to a net decrease in current liabilities driven by lower short-term borrowings and a net increase in current assets driven by higher accounts receivable balances, as discussed in the "Balance Sheets" section above. The decrease in the current ratio at March 2018 compared to December 2017 was primarily driven by the increase in short-term borrowings.
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, and total capital is defined as debt plus stockholders’ equity. The decrease in the debt to total capital ratio at March 2019 compared to March 2018 was attributed to the increase in stockholders' equity which was driven by net income and stock-based compensation activity, partially offset by payments of dividends and purchases of treasury stock. The decrease in the debt to total capital ratio at March 2019 compared to March 2018 was also due to the decrease in short-term borrowings, as discussed in the "Balance Sheets" section above. The increase in the debt to total capital ratio at March 2018 compared to December 2017 was due to the increase in short-term borrowings, as discussed in the "Balance Sheets" section above.
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

VF Corporation Fiscal 2019 Form 10-K 41

In summary, our cash flows were as follows:

	Year Ended March 2019	Twelve Months Ended March 2018 (unaudited)	Year Ended December
(In millions)			2017	2016
Cash provided by operating activities	$1,664.2	$1,441.6	$1,474.7	$1,480.6
Cash used by investing activities	(220.6)	(763.9)	(776.3)	(112.4)
Cash used by financing activities	(1,591.0)	(609.7)	(1,363.0)	(1,076.9)
The cash flows related to discontinued operations and held-for-sale assets and liabilities have not been segregated, and remain included in the major classes of assets and liabilities within the Consolidated Statements of Cash Flows. Accordingly, the information in the table above and cash flow discussion below include the results of continuing and discontinued operations.

Cash Provided by Operating Activities

Cash flow related to operating activities is dependent on net income, adjustments to net income and changes in working capital. The increase in cash provided by operating activities in the year ended March 2019 compared to the twelve months ended March 2018 is primarily due to higher net income in the year ended March 2019, partially offset by an increase in net cash usage for working capital.
Cash provided by operating activities remained relatively flat in the year ended December 2017 compared to the year ended December 2016 as lower net income was offset by working capital changes primarily related to an increase in accrued income tax payable resulting from the Tax Act.
Cash Used by Investing Activities
The decrease in cash used by investing activities in the year ended March 2019 related primarily to $320.4 million of net cash paid for acquisitions in the year ended March 2019 compared with $740.5 million of net cash paid for acquisitions during the twelve months ended March 2018. Investing activities also included $430.3 million of proceeds received from the sale of businesses in the year ended March 2019, which is $215.3 million higher than the proceeds received from the sales of businesses during the twelve months ended March 2018. Capital expenditures increased $67.6 million compared to the twelve months ended March 2018.
VF’s investing activities in the year ended December 2017 related primarily to the Williamson-Dickie acquisition of $740.5 million, net of cash received. Additionally, the activities included $215.0 million of proceeds from the sale of LSG, which is $99.0 million higher than the proceeds received from the sale of the former Contemporary Brands segment in the year ended December 2016. Capital expenditures of $169.6 million and software purchases of $65.2 million offset the proceeds received. Capital expenditures decreased $6.3 million compared to the year ended December 2016. Software purchases increased $21.0 million in the year ended December 2017 primarily due to system implementations and investments in our digital platform.
Cash Used by Financing Activities
The increase in cash used by financing activities in the year ended March 2019 compared to the twelve months ended March 2018 was primarily due to a $2.1 billion net decrease in cash generated by short-term borrowings driven by lower net borrowings during the year ended March 2019 compared to the twelve months ended March 2018, partially offset by a $861.7 million decrease in treasury stock purchases and a $248.6 million decrease in payments on long-term debt.

The increase in cash used by financing activities in the year ended December 2017 compared to the year ended December 2016 was driven by (i) no long-term debt borrowings in 2017 compared to $951.8 million in proceeds during 2016, (ii) the $250.0 million repayment of long-term debt, and (iii) a $199.9 million increase in purchases of treasury stock. These increases were partially offset by the $1.1 billion increase in net cash generated by short-term borrowings.
During the years ended March 2019, December 2017 and December 2016, VF purchased 1.9 million, 22.2 million and 15.9 million shares, respectively, of its Common Stock in open market transactions under the share repurchase program authorized by VF's Board of Directors. The cost was $150.7 million, $1.2 billion and $1.0 billion with an average price per share of $80.62 , $54.04 and $62.80 in the years ended March 2019, December 2017 and December 2016, respectively.
As of the end of Fiscal 2019, the Company had $3.8 billion remaining for future repurchases under its share repurchase program. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
VF relies on continued strong cash generation to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. In December 2018, VF entered into a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires in December 2023. The Global Credit Facility replaced VF's $2.25 billion revolving facility which was scheduled to expire in April 2020. VF may request an unlimited number of one year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including share repurchases and acquisitions. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements. Borrowings under the Global Credit Facility are priced at a credit spread of 81.0 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 6.5 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.
VF has a commercial paper program that allows for borrowings up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of March 2019 were $650.0

42 VF Corporation Fiscal 2019 Form 10-K

million and $15.3 million, respectively, leaving approximately $1.6 billion available for borrowing against the Global Credit Facility at March 2019.
VF has $179.5 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $15.1 million, $25.1 million and $24.4 million at March 2019, March 2018 and December 2017, respectively. Borrowings under these arrangements had a weighted average interest rate of 24.6%, 12.0% and 9.9% at March 2019, March 2018 and December 2017, respectively, excluding accepted letters of credit which are non-interest bearing to VF. The interest-bearing borrowings include short-term borrowings in Argentina.
VF repaid $250.0 million of 5.95% fixed-rate notes on November 1, 2017, using a combination of operating cash flows and commercial paper borrowings.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of March 2019, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.
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
Cash dividends totaled $1.94 per share in the year ended March 2019 as compared to $1.72 and $1.53 in the years ended December 2017 and 2016, respectively. The dividend payout ratio was 61.7% of diluted earnings per share in the year ended March 2019, as compared to 96.2% and 59.9% in the years ended December 2017 and 2016, respectively. The Company has declared a dividend of $0.51 per share that is payable in the first quarter of Fiscal 2020. The Company intends to reduce its quarterly dividend following the spin-off of the Jeans business in a manner that results in VF paying an annual dividend with a long-term targeted payout ratio of 50% to 55%.
On May 22, 2019, VF completed the spin-off of its Jeans business with the new company now operating as an independent, publicly traded company under the name Kontoor Brands, Inc. ("Kontoor Brands"). The spin-off is effected through a distribution to VF shareholders of one share of Kontoor Brands common stock for every seven shares of VF common stock held on the record date of May 10, 2019. In connection with the spin-off, Kontoor Brands transferred net proceeds of approximately $1.0 billion to VF and its subsidiaries from its new debt issuance, which VF intends to use to pay off its short term borrowings. In addition, VF expects an increase of approximately $150 million in capital expenditures during Fiscal 2020 driven by infrastructure investments.
Transition Period Three Months Ended March 2018 Compared to Three Months Ended March 2017 (unaudited)
In summary, our cash flows were as follows:

	Three Months Ended March
(In millions)	2018	2017 (unaudited)
Cash used by operating activities	$(243.2)	$(210.2)
Cash used by investing activities	(56.0)	(68.3)
Cash provided (used) by financing activities	406.8	(346.5)
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
Cash Used by Investing Activities
The decrease in cash used by investing activities in the three months ended March 2018 was primarily due to proceeds from the sale of property, plant and equipment of $20.8 million, which was partially offset by an increase in capital expenditures of $13.5 million compared to the 2017 period.

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

VF Corporation Fiscal 2019 Form 10-K 43

Following is a summary of VF’s contractual obligations and commercial commitments at the end of March 2019 that will require the use of funds:

		Payment Due or Forecasted by Fiscal Year
(In millions)	Total	2020	2021	2022	2023	2024	Thereafter
Recorded liabilities:
Long-term debt (1)	$2,138	$5	$5	$502	$1	$955	$670
Other (2)	463	157	71	58	50	43	84
Unrecorded commitments:
Interest payment obligations (3)	757	65	65	54	47	44	482
Operating leases (4)	1,434	366	315	229	164	107	253
Minimum royalty payments (5)	61	26	13	8	3	2	9
Inventory obligations (6)	2,583	2,551	18	7	7	—	—
Other obligations (7)	174	108	19	16	12	7	12
	$7,610	$3,278	$506	$874	$284	$1,158	$1,510

(1)	Long-term debt consists of required principal payments on long-term debt and capital lease obligations.

(2)
Other recorded liabilities represent payments due for long-term liabilities in VF’s Consolidated Balance Sheet related to deferred compensation and other employee-related benefits, product warranty claims and other liabilities. These amounts are based on historical and forecasted cash outflows. Amounts exclude liabilities for unrecognized income tax benefits and deferred income taxes. Obligations under our qualified defined benefit pension plans and unfunded supplemental executive retirement plan are not included in the table above. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 15 to the consolidated financial statements. We currently estimate that we will make contributions of approximately $17.7 million to our pension plans during Fiscal 2020. Future contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, changes to the plan, or significant differences between expected and actual pension asset performance or interest rates.

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

(6)
Inventory obligations represent binding commitments to purchase finished goods, raw materials and sewing labor that are payable upon delivery of the inventory to VF. This obligation excludes the amount included in accounts payable at March 2019 related to inventory purchases.

(7)
Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects.

VF had other financial commitments at the end of Fiscal 2019 that are not included in the above table but may require the use of funds under certain circumstances:

•
$116.2 million of surety bonds, custom bonds, standby letters of credit and international bank guarantees are not included in the above table because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.

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

44 VF Corporation Fiscal 2019 Form 10-K

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
Cash and equivalents risks
VF had $543.0 million of cash and equivalents at the end of Fiscal 2019. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business. Similarly, management monitors the credit quality of cash equivalents.
Defined benefit pension plan risks
At the end of Fiscal 2019, VF’s defined benefit pension plans were underfunded by a net total of $67.8 million. The underfunded status includes a $118.4 million liability related to our unfunded U.S. nonqualified defined benefit plan, $62.9 million of net liabilities related to our non-U.S. defined benefit plans, and a $113.5 million asset related to our U.S. qualified defined benefit plan. VF has made significant cash contributions in recent years to improve the funded status of its plans. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.
VF’s reported earnings are subject to risks due to the volatility of its pension expense, which has ranged in recent years from $34.8 million in the year ended December 2017 to $113.0 million in the year ended December 2016, including the $50.9 million settlement charge discussed below. These fluctuations are primarily due to varying amounts of actuarial gains and losses that are deferred and amortized to future years’ expense. The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.
In Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified defined benefit pension plan and supplemental defined benefit pension plan, effective December 31, 2018. During the year ended December 2016, VF took an additional step in managing pension risk by offering former employees in the U.S. qualified plan a one-time option to receive a distribution of their deferred vested benefits, pursuant to which the plan paid $197.1 million in lump-sum distributions to settle $224.7 million of projected benefit obligations.  The Company recorded $50.9 million in settlement charges during the year ended December 2016 to recognize the related deferred actuarial losses in accumulated other comprehensive income (loss). No additional funding of the pension plan was required as all distributions were paid out of existing plan assets, and the plan’s funded status remained materially unchanged as a result of this offer. However, assuming other key assumptions remain unchanged, pension expense will decrease in future years due to lower amortization of net deferred actuarial losses. Refer to Note 15 to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section below.
VF has taken a series of steps to manage the risk and volatility in the pension plans and their impact on the financial statements. In 2005, VF’s U.S. defined benefit plans were closed to new entrants, which did not affect the benefits of existing plan participants at that date or their accrual of future benefits. In more recent years, the investment strategy of the U.S. qualified plan has been revised to define dynamic asset allocation targets that are dependent upon changes in the plan’s funded status, capital market expectations, and risk tolerance. Additionally, VF completed the one-time lump-sum offering noted above during the year ended December 2016 which reduced the number of plan participants in the U.S. qualified plan by 23%. Also, in Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified defined benefit pension plan and supplemental defined benefit pension plan, effective December 31, 2018. Management will continue to evaluate actions that may help to reduce VF’s risks related to its defined benefit plans.
Interest rate risks
VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since all of VF’s long-term debt has fixed interest rates, the exposure relates to changes in interest rates on variable rate short-term borrowings (which averaged approximately $1.2 billion during Fiscal 2019). However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during Fiscal 2019, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $8.8 million.
Foreign currency exchange rate risks
VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 41% of VF’s revenues in the year ended March 2019 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. As discussed later in this section, management hedges VF’s investments in certain foreign operations and foreign currency transactions.
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

VF Corporation Fiscal 2019 Form 10-K 45

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
For cash flow hedging contracts outstanding at the end of Fiscal 2019, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of Fiscal 2019, it would result in a change in fair value of those contracts of approximately $245 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.

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
Deferred compensation and related investment security risks
VF has nonqualified deferred compensation plans in which liabilities to the plans’ participants are based on the market values of the participants’ selection of a hypothetical portfolio of investment funds. VF invests in a portfolio of securities that substantially mirrors the participants’ investment selections. The increases and decreases in deferred compensation liabilities are substantially offset by corresponding increases and decreases in the market value of VF’s investments, resulting in an insignificant net exposure to operating results and financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

VF has chosen accounting policies that management believes are appropriate to accurately and fairly report VF’s operating results and financial position in conformity with accounting principles generally accepted in the U.S. VF applies these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements.
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

46 VF Corporation Fiscal 2019 Form 10-K

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

Existence of physical inventory is verified through periodic physical inventory counts and ongoing cycle counts at most locations throughout the year. VF provides for estimated inventory losses that have likely occurred since the last physical inventory date. Historically, physical inventory shrinkage has not been material.

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
Testing of Definite-Lived Assets
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
When testing property, plant and equipment for potential impairment, VF uses the income-based discounted cash flow method using the estimated cash flows of the respective asset or asset group. The estimated undiscounted cash flows of the asset or asset group through the end of its useful life are compared to its carrying value. If the undiscounted cash flows of the asset or asset group exceed its carrying value, there is no impairment charge. If the undiscounted cash flows of the asset or asset group are less than its carrying value, the estimated fair value of the asset or asset group is calculated based on the after-tax discounted cash flows using an appropriate weighted average cost of capital ("WACC"), and an impairment charge is recognized for the difference between the estimated fair value of the asset or asset group and its carrying value.
When testing definite-lived trademarks for potential impairment, management uses the income-based relief-from-royalty method. Under this method, forecasted revenues for products sold with the trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership), and the estimated undiscounted cash flows of the trademark (representing forecasted royalties avoided by owning the trademark) are compared to its carrying value. If the undiscounted cash flows of the trademark exceed its carrying value, there is no impairment charge. If the undiscounted cash flows of the trademark are less than its carrying value, the estimated fair value of the trademark is calculated in a manner consistent with indefinite-lived intangible assets discussed below, and an impairment charge is recognized for the difference between the estimated fair value of the trademark and its carrying value.
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
Rock & Republic® Impairment Analysis
The Rock & Republic® brand has an exclusive wholesale distribution and licensing arrangement with Kohl's Corporation that covers all branded apparel, accessories and other merchandise. As of June 30, 2018, VF performed a quantitative impairment analysis of the Rock & Republic® amortizing trademark intangible asset to determine if the carrying value was recoverable. We determined this testing was necessary based on the expectation that certain customer contract terms would be modified. Management used the income-based relief-from-royalty method and the contractual 4% royalty rate to calculate the pre-tax undiscounted future cash flows. Based on the analysis performed, management concluded that the trademark intangible asset did not require further testing

VF Corporation Fiscal 2019 Form 10-K 47

as the undiscounted cash flows exceeded the carrying value of $49.0 million.
It is possible that VF's conclusion regarding the recoverability of the intangible asset could change in future periods as there can be no assurance that the estimates and assumptions used in the analysis as of June 30, 2018 will prove to be accurate predictions of the future.
Testing of Indefinite-Lived Assets and Goodwill
VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. As part of its annual impairment testing, VF may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If management’s assessment of these qualitative factors indicates that it is not more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the intangible asset or reporting unit must be quantitatively tested for impairment.
An indefinite-lived intangible asset is quantitatively tested for possible impairment by comparing the estimated fair value of the asset to its carrying value. Fair value of an indefinite-lived trademark is based on an income approach using the relief-from-royalty method. Under this method, forecasted revenues for products sold with the trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership), and the estimated fair value is calculated as the present value of those forecasted royalties avoided by owning the trademark. The appropriate discount rate is based on the reporting unit’s WACC that considers market participant assumptions, plus a spread that factors in the risk of the intangible asset. The royalty rate is selected based on consideration of (i) royalty rates included in active license agreements, if applicable, (ii) royalty rates received by market participants in the apparel industry, and (iii) the current performance of the reporting unit. If the estimated fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the estimated fair value of the trademark is less than its carrying value, an impairment charge would be recognized for the difference.
Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of a reporting unit to its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by segment management.
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

48 VF Corporation Fiscal 2019 Form 10-K

Management allocated $51.5 million of the historical Timberland reporting unit goodwill balance to Timberland PRO, based on estimated relative fair values. The goodwill for the Timberland PRO reporting unit is included in the Work reportable segment. The remaining goodwill from the historical Timberland reporting unit is included in the Outdoor reportable segment.
Management considered whether there were any triggering events that would require impairment testing for the new reporting units and determined that there were none.
Jeanswear North America Reporting Unit Impairment Analysis
The historical Jeanswear North America reporting unit included the Wrangler® RIGGS brand and was included in the former Jeanswear segment. In connection with the segment reporting changes in the first quarter of Fiscal 2019, Wrangler RIGGS was identified as a new reporting unit. Accordingly, VF was required to evaluate whether there was any impairment at the historical Jeanswear North America reporting unit, and allocate to Wrangler RIGGS a portion of the historical Jeanswear North America reporting unit goodwill of $142.1 million at the April 1, 2018 assessment date.
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
The Reef® brand, acquired in 2005, sold surf-inspired products including sandals, shoes, swimwear, casual apparel and accessories for men, women and children. Products were sold globally through specialty stores, sporting goods chains, department stores, independent distributors and online. As part of the 2009 annual impairment analyses, VF recorded impairment charges of $31.1 million and $5.6 million related to the goodwill and trademark, respectively. The remaining carrying values of the goodwill and trademark at the May 26, 2018 testing date were $48.3 million and $74.4 million, respectively. Until its sale in October 2018, the Reef® brand was included in the Active reportable segment.

Management’s revenue and profitability forecasts used in the Reef® reporting unit and intangible asset valuations considered historical Reef® performance, strategic initiatives for the Reef® reporting unit and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by VF management and used in the quantitative analyses of the Reef® reporting unit and trademark include:

•	Modest growth in the wholesale channel driven by new product offerings and door expansion with existing and new customers;

•	Modest growth in the e-commerce business;

•	Gross margin and selling, general and administrative expenses trending consistent with historical Reef® performance;

•	Royalty rates based on active license agreements of the brand; and,

•	Market-based discount rates.
Management made its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. VF completed the sale of the Reef® brand business on October 26, 2018.
Fiscal 2019 Annual Impairment Testing
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2019. Management performed a qualitative analysis for all reporting units and trademark intangible assets, as discussed below in the “Qualitative impairment analysis” section.
Qualitative Impairment Analysis
For all reporting units, VF elected to perform a qualitative assessment to determine whether it is more likely than not that the goodwill and trademark intangible assets in those reporting units were impaired. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, VF concluded that it was not more likely than not that the carrying values of the goodwill and trademark intangible assets were greater than their fair values, and that further quantitative testing was not necessary.
Management’s Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that VF’s conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the

VF Corporation Fiscal 2019 Form 10-K 49

businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2020 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
A future impairment charge for goodwill or intangible assets could have a material effect on VF’s consolidated financial position and results of operations.

Stock Options

VF uses a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. VF believes that a lattice model provides a refined estimate of the fair value of options because it can incorporate (i) historical option exercise patterns and multiple assumptions about future option exercise patterns for each of several groups of option holders, and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. Management performs an annual review of all assumptions employed in the valuation of option grants and believes they are reflective of the outstanding options and underlying Common Stock and of groups of option participants. The lattice valuation incorporates the assumptions listed in Note 17 to the consolidated financial statements.
One of the critical assumptions in the valuation process is estimating the expected average life of the options before they are exercised. For each option grant, VF estimated the expected average life based on evaluations of the historical and expected option exercise patterns for each of the groups of option holders that have historically exhibited different option exercise patterns. These evaluations included (i) voluntary stock option exercise patterns based on a combination of changes in the price of VF Common Stock and periods of time that options are outstanding before exercise, and (ii) involuntary exercise patterns resulting from turnover, retirement and death.
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

Pension Obligations

VF sponsors a qualified defined benefit pension plan covering most full-time U.S. employees hired before 2005 and an unfunded supplemental defined benefit pension plan ("U.S. pension plans") that provides benefits in excess of the limitations imposed by income tax regulations. In Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified defined benefit pension plan and supplemental defined benefit pension plan, effective December 31, 2018. VF also sponsors certain non-U.S. defined benefit pension plans. The selection of actuarial assumptions for determining the projected pension benefit liabilities and annual pension expense is significant due to amounts involved and the long time period over which benefits are accrued and paid.
Annually, management reviews the principal economic actuarial assumptions summarized in Note 15 to the consolidated financial statements, and revises them as appropriate based on current rates and trends as of the valuation date. VF also periodically reviews and revises, as necessary, other plan assumptions such as rates of compensation increases, retirement, termination, disability and mortality. VF believes the assumptions appropriately reflect the participants’ demographics and projected benefit obligations of the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.
The below discussion of discount rate, return on assets and mortality assumptions relates specifically to the U.S. pension plans, as they comprise approximately 91% of VF’s total defined benefit plan assets and approximately 88% of VF’s total projected benefit obligations of the combined U.S. and international plans.

One of the critical assumptions used in the actuarial model is the discount rate, which is used to estimate the present value of future cash outflows necessary to meet projected benefit obligations for the specific plan. It is the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. The discount rate assumption is based on current market interest rates. VF selects a discount rate for each of the U.S. pension plans by matching high quality corporate bond yields to the timing of projected benefit payments to participants in each plan. VF uses the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service or Standard & Poor’s Ratings Services. VF excludes the highest and lowest yielding bonds from this population of approximately 1,046 such bonds. The bonds must be noncallable/nonputable unless make-whole provisions exist. Each plan’s projected benefit payments are matched to current market interest rates over the expected payment period to calculate an associated present value. A single equivalent discount rate is then determined that produces the same present value. The resulting discount rate is reflective of both the current interest rate environment and the plan’s distinct liability characteristics. VF believes that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards and that the Fiscal 2019 discount rates of 3.98% for the U.S. qualified defined benefit pension plan and 3.99% for the unfunded supplemental defined benefit plan appropriately reflect current market conditions and the long-term nature of projected benefit payments to participants in the U.S. pension plans. These higher discount rates, compared with the rates of 3.66% for the U.S. qualified defined benefit pension plan and 3.70% for the unfunded supplemental defined benefit plan at the end of December 2017, reflect the general increase in yields

50 VF Corporation Fiscal 2019 Form 10-K

of U.S. government obligations and high quality corporate bonds during Fiscal 2019.
VF utilizes the spot rate approach to measure service and interest costs. Under the spot rate approach, the full yield curve is applied separately to cash flows for each projected benefit obligation, service cost, and interest cost for a more precise calculation.
Another critical assumption of the actuarial model is the expected long-term rate of return on investments. VF’s investment objective is to invest in a diversified portfolio of assets with an acceptable level of risk to maximize the long-term return while minimizing volatility in the value of plan assets relative to the value of plan liabilities. These risks include market, interest rate, credit, liquidity, regulatory and foreign securities risks. Investment assets consist of cash equivalents, U.S. and international equity, corporate and governmental fixed-income securities, insurance contracts, and alternative assets. VF develops a projected rate of return for each of the investment asset classes based on many factors, including historical and expected returns, the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed-income securities. The weighted average projected long-term rates of return of the various assets held by the U.S. qualified plan provide the basis for the expected long-term rate of return actuarial assumption. VF’s rate of return assumption was 5.70% in the year ended March 2019, 5.85% in the three months ended March 2018 and 6.00% in the years ended December 2017 and 2016. In recent years, VF has altered the investment mix by (i) increasing the allocation to fixed-income investments and reducing the allocation to equity investments, and (ii) increasing the allocation in equities to more international investments. The changes in asset allocation are anticipated, over time, to reduce the year-to-year variability of the U.S. qualified plan’s funded status and resulting pension expense. Management monitors the plan’s asset allocation to balance risk with anticipated investment returns in a given year. Based on an evaluation of market conditions and projected market returns, VF will be using a rate of return assumption of 5.70% for the U.S. qualified defined benefit pension plan for Fiscal 2020.
We consistently review all of our demographic assumptions as part of the normal management of our defined benefit plans, and update these assumptions as appropriate. The Company performed a demographic assumptions study in 2017 and updated the assumptions, as necessary, in the year ended March 2019 valuations.

In 2014, the Society of Actuaries (SOA) issued new mortality tables (RP-2014) and mortality improvement scales (MP-2014) which reflect longer life expectancies than the previous tables. In 2017, the SOA issued updated scales (MP-2017), which were adjusted for characteristics of our plan-specific populations and other data where appropriate, in developing our best estimate of the expected mortality rates of plan participants in the U.S. pension plans. Management assessed the mortality assumption and concluded no change was needed for the year ended March 2019.
Differences between actual results in a given year and the actuarially determined assumed results for that year (e.g., investment performance, discount rates and other assumptions) do not affect that year’s pension expense, but instead are deferred as unrecognized actuarial gains or losses in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. At the end of Fiscal 2019 for all pension plans, there were $399.1 million of pretax accumulated deferred actuarial losses, plus $0.6 million of pretax deferred prior service costs, resulting in an after-tax amount of $243.2 million in accumulated other comprehensive income (loss) in the March 2019 Consolidated Balance Sheet. These deferred losses will be amortized as a component of pension expense.
Pension expense recognized in the consolidated financial statements was $39.7 million in the year ended March 2019, $4.6 million in the three months ended March 2018 and $34.8 million and $113.0 million in the years ended December 2017 and 2016, respectively. Pension expense for the year ended December 2016 was higher as it included a $50.9 million settlement charge resulting from 9,400 participants accepting a one-time option to receive a distribution of their deferred vested benefits (refer to Note 15). The cost of pension benefits actually earned each year by covered active employees (commonly called “service cost”) was $22.4 million in the year ended March 2019, $5.9 million in the three months ended March 2018, $24.9 million in the year ended December 2017 and $25.8 million in the year ended December 2016. Pension expense was higher in the year ended March 2019 compared to the year ended December 2017 due to settlement and curtailment charges in the year ended March 2019 (discussed in Note 15) and higher interest costs resulting from higher interest rates for the U.S. pension plans, partially offset by lower amortization of unrecognized actuarial losses. Looking forward, VF expects pension income for the next 12 months of approximately $3.3 million as a result of lower amortization of unrecognized actuarial losses and lower services costs.
The sensitivity of changes in actuarial assumptions on Fiscal 2019 pension expense and on projected benefit obligations related to the U.S. defined benefit pension plan at the end of Fiscal 2019, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
(Dollars in millions)	Pension Expense	Projected Benefit Obligations
0.50% decrease in discount rate	$15	$91
0.50% increase in discount rate	(9)	(83)
0.50% decrease in expected investment return	8	—
0.50% increase in expected investment return	(8)	—
0.50% decrease in rate of compensation change	(1)	—
0.50% increase in rate of compensation change	1	—

As discussed in the “Risk Management” section above, VF has taken a series of steps to reduce volatility in the pension plans and their impact on the financial statements. On a longer-term basis, VF believes the year-to-year variability of the retirement benefit expense should decrease.

VF Corporation Fiscal 2019 Form 10-K 51

Income Taxes

As a global company, VF is subject to income taxes and files income tax returns in over 100 U.S. and foreign jurisdictions each year. As discussed in Note 18 to the consolidated financial statements, VF has been granted a lower effective income tax rate on taxable earnings in certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities. VF makes an ongoing assessment to identify any significant exposure related to increases in tax rates in the jurisdictions in which VF operates.
In February 2015, the European Union Commission (“EU”) opened a state aid investigation into Belgium’s rulings. On January 11, 2016, the EU announced its decision that these rulings were illegal and ordered that tax benefits granted under these rulings should be collected from the affected companies, including VF. On March 22, 2016, the Belgium government filed an appeal seeking annulment of the EU decision. Additionally, on June 21, 2016, VF Europe BVBA filed its own application for annulment of the EU decision. On December 22, 2016, Belgium adopted a law which entitled the Belgium tax authorities to issue tax assessments and demand timely payments from companies which benefited from the excess profits regime. On January 10, 2017, VF Europe BVBA received an assessment for €31.9 million tax and interest related to excess profits benefits received in prior years. VF Europe BVBA remitted €31.9 million ($33.9 million) on January 13, 2017, which was recorded as an income tax receivable in 2017 based on the expected success of the aforementioned requests for annulment. An additional assessment of €3.1 million ($3.8 million) was received and paid in January 2018. On February 14, 2019 the General Court annulled the EU decision and on April 26, 2019 the EU appealed the General Court’s annulment. Both listed requests for annulment remain open and unresolved. If this matter is adversely resolved, these amounts will not be collected by VF.
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
VF has $249.4 million of gross deferred income tax assets related to operating loss and capital loss carryforwards, and $178.3 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. Generally, accounting for the impacts of newly enacted tax legislation is required to be completed in the period of enactment; however, in response to the complexities and ambiguity surrounding the Tax Act, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC provided a one-year measurement period for companies to analyze and finalize accounting for the Tax Act. During the one-year measurement period, SAB 118 allowed companies to recognize provisional amounts when reasonable estimates could be made for the impacts resulting from the Tax Act.
VF finalized its accounting for the Tax Act during the one-year measurement period under SAB 118, and recognized additional net charges of $18.2 million, primarily comprised of $14.3 million tax expense related to the transition tax, additional tax benefits of $0.3 million related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%, and $4.2 million tax expense related to establishing a deferred tax liability for foreign withholding taxes, resulting in a cumulative net charge of $483.7 million. The measurement period adjustments include $5.1 million of net tax benefit recognized in the three months ended March 2018 and $23.3 million of net tax expense recognized during Fiscal 2019.
On January 15, 2019 final regulations under Section 965 related to the transition tax were released. After analyzing these regulations, the Company recorded an additional net charge of $13.9 million, primarily comprised of $20.7 million tax expense related to transition tax and a net tax benefit of $6.8 million related to a reduction in unrecognized tax benefits as a result of the final regulations.
The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. At March 30, 2019, a noncurrent income tax payable of approximately $416.1 million attributable to the transition tax is reflected in "other liabilities" of the Consolidated Balance Sheet.
The Tax Act created a new tax on certain global intangible low-tax income (“GILTI”) from foreign operations. Under GAAP, companies may make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company completed its analysis of the effects of the GILTI provisions and determined it will treat the taxes resulting from GILTI as a current-period expense, which is consistent with the treatment prior to the accounting policy election.

52 VF Corporation Fiscal 2019 Form 10-K

Recently Issued and Adopted Accounting Standards

Refer to Note 1 to the consolidated financial statements for discussion of recently issued and adopted accounting standards.

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

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 30, 2019. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures were effective as of March 30, 2019.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) or 15d-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of March 30, 2019. The effectiveness of VF’s internal control over financial reporting as of March 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
See page F-2 of this Annual Report for “Management’s Report on Internal Control Over Financial Reporting.”

VF Corporation Fiscal 2019 Form 10-K 53

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in VF’s internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

54 VF Corporation Fiscal 2019 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I of this Annual Report under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2019 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2019, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in VF’s 2019 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2019, which information is incorporated herein by reference.
Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2019 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2019, which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF — Directors’ Compensation” and “Executive Compensation” in VF’s 2019 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2019, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2019 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2019, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2019 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2019, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2019 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2019, which information is incorporated herein by reference.

VF Corporation Fiscal 2019 Form 10-K 55

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Fiscal 2019 report:
1. Financial statements
2. Financial statement schedules

PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	F-60
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

	(K)	Form of 0.625% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 20, 2016)
	(L)	Description of Securities

56 VF Corporation Fiscal 2019 Form 10-K

NUMBER	DESCRIPTION
10.	Material contracts:
	(A)	1996 Stock Compensation Plan, as amended and restated as of February 10, 2015 (Incorporated by reference to Appendix B to the 2015 Proxy Statement filed March 19, 2015)*
	(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)*
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

	(Y)	Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 21, 2008)*
	(Z)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended December 31, 2011)*

VF Corporation Fiscal 2019 Form 10-K 57

NUMBER	DESCRIPTION

	(AA)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2013)*
	(BB)	Amended and Restated Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10(BB) to Form 10-K for the year ended December 30, 2017)*
	(CC)	VF Corporation Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 3, 2009)*
	(DD)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)*
(EE)
2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of October 18, 2017 (Incorporated by reference to Exhibit 10.1 to form 10-Q for the quarter ended September 30, 2017)*

	(FF)	Five-year Revolving Credit Agreement, dated December 17, 2018 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 4, 2019)
	(GG)†	Separation and Distribution Agreement dated May 22, 2019 (incorporated by reference to Exhibit 2.1 to Form 8-K filed May 23, 2019)
	(HH)†	Tax Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019)
	(II)†	Transition Services Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2019)
	(JJ)†	VF Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 23, 2019)
	(KK)†	Kontoor Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K filed May 23, 2019)
	(LL)	Employee Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.5 to Form 8-K filed May 23, 2019)
	*	Management compensation plans
14.
Code of Business Conduct (Incorporated by reference to Exhibit 14 to Form 10-K for the year ended December 30, 2017)

The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation, at P.O. Box 21488, Greensboro, NC 27420.

21.	Subsidiaries of the Corporation
23.	Consent of independent registered public accounting firm
24.	Power of attorney
31.1	Certification of the principal executive officer, Steven E. Rendle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the principal financial officer, Scott A. Roe, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the chief executive officer, Steven E. Rendle, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer, Scott A. Roe, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
† The schedules to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementary furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule.

ITEM 16. FORM 10-K SUMMARY.
None.

58 VF Corporation Fiscal 2019 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VF has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V.F. CORPORATION

By:	/s/ Steven E. Rendle
Steven E. Rendle Chairman, President and Chief Executive Officer (Principal Executive Officer and Director)

By:	/s/ Scott A. Roe
Scott A. Roe Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Bryan H. McNeill
Bryan H. McNeill Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
May 24, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Director

Juliana L. Chugg*	Director

Benno O. Dorer*	Director

Mark S. Hoplamazian*	Director

Laura W. Lang*	Director

W. Alan McCollough*	Director

W. Rodney McMullen*	Director

Clarence Otis, Jr.*	Director

Steven E. Rendle*	Director

Carol L. Roberts*	Director

Matthew J. Shattock*	Director

Veronica Wu*	Director

*By:	/s/ Laura C. Meagher
Laura C. Meagher, Attorney-in-Fact
May 24, 2019

VF Corporation Fiscal 2019 Form 10-K 59

VF CORPORATION
Index to Consolidated Financial Statements
and Financial Statement Schedule
March 2019

VF Corporation Fiscal 2019 Form 10-K F-1

VF Corporation
Management’s Report on Internal Control Over Financial Reporting
Management of VF Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF's internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of March 30, 2019.
The effectiveness of VF’s internal control over financial reporting as of March 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

F-2 VF Corporation Fiscal 2019 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of V. F. Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of V. F. Corporation and its subsidiaries (the “Company”) as of March 30, 2019, March 31, 2018 and December 30, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended March 30, 2019, for the three months ended March 31, 2018 and for the years ended December 30, 2017 and December 31, 2016, including the related notes and the accompanying schedule of valuation and qualifying accounts for the year ended March 30, 2019, for the three months ended March 31, 2018 and for the years ended December 30, 2017 and December 31, 2016 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 30, 2019, March 31, 2018 and December 30, 2017, and the results of its operations and its cash flows for the year ended March 30, 2019, for the three months ended March 31, 2018 and for the years ended December 30, 2017 and December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the recognition of current and deferred income taxes for intra-entity asset transfers in the year ended December 30, 2017 and the manner in which it accounts for net periodic pension cost and the manner in which it accounts for revenues from contracts with customer in the year ended March 30, 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

VF Corporation Fiscal 2019 Form 10-K F-3

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
May 24, 2019

We have served as the Company’s auditor since 1995.

F-4 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Consolidated Balance Sheets

(In thousands, except share amounts)	March 2019	March 2018	December 2017
ASSETS
Current assets
Cash and equivalents	$543,011	$680,762	$563,483
Accounts receivable, less allowance for doubtful accounts of: March 2019 - $28,376; March 2018 - $24,993; December 2017 - $26,266	1,708,796	1,408,587	1,429,986
Inventories	1,943,030	1,861,441	1,706,609
Other current assets	478,620	358,953	296,986
Current assets of discontinued operations	—	373,580	380,700
Total current assets	4,673,457	4,683,323	4,377,764
Property, plant and equipment, net	1,057,268	1,011,617	1,014,638
Intangible assets, net	2,024,277	2,120,110	2,089,781
Goodwill	1,754,884	1,693,219	1,692,644
Other assets	846,899	803,041	783,675
TOTAL ASSETS	$10,356,785	$10,311,310	$9,958,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$665,055	$1,525,106	$729,384
Current portion of long-term debt	5,263	6,265	6,165
Accounts payable	694,733	583,004	760,997
Accrued liabilities	1,296,553	938,427	1,146,535
Current liabilities of discontinued operations	—	86,027	101,019
Total current liabilities	2,661,604	3,138,829	2,744,100
Long-term debt	2,115,884	2,212,555	2,187,789
Other liabilities	1,280,781	1,271,830	1,306,713
Commitments and contingencies
Total liabilities	6,058,269	6,623,214	6,238,602
Stockholders' equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2019, March 2018 or December 2017	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2019 - 396,824,662; March 2018 - 394,313,070; December 2017 - 395,821,781	99,206	98,578	98,955
Additional paid-in capital	3,921,784	3,607,424	3,523,340
Accumulated other comprehensive income (loss)	(902,075)	(864,030)	(926,140)
Retained earnings	1,179,601	846,124	1,023,745
Total stockholders’ equity	4,298,516	3,688,096	3,719,900
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,356,785	$10,311,310	$9,958,502

See notes to consolidated financial statements.

VF Corporation Fiscal 2019 Form 10-K F-5

VF CORPORATION
Consolidated Statements of Income

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands, except per share amounts)	2019	2018	2017	2016
Net revenues	$13,848,660	$3,045,446	$11,811,177	$11,026,147
Costs and operating expenses
Cost of goods sold	6,827,481	1,506,335	5,844,941	5,589,923
Selling, general and administrative expenses	5,345,339	1,229,046	4,453,207	3,901,122
Impairment of goodwill and intangible assets	—	—	—	79,644
Total costs and operating expenses	12,172,820	2,735,381	10,298,148	9,570,689
Operating income	1,675,840	310,065	1,513,029	1,455,458
Interest income	22,643	3,228	16,095	9,176
Interest expense	(108,068)	(24,393)	(101,975)	(94,722)
Other income (expense), net	(63,011)	5,233	(10,654)	(85,196)
Income from continuing operations before income taxes	1,527,404	294,133	1,416,495	1,284,716
Income taxes	268,400	32,969	695,286	205,862
Income from continuing operations	1,259,004	261,164	721,209	1,078,854
Income (loss) from discontinued operations, net of tax	788	(8,371)	(106,286)	(4,748)
Net income	$1,259,792	$252,793	$614,923	$1,074,106
Earnings (loss) per common share - basic
Continuing operations	$3.19	$0.66	$1.81	$2.59
Discontinued operations	—	(0.02)	(0.27)	(0.01)
Total earnings per common share - basic	$3.19	$0.64	$1.54	$2.58
Earnings (loss) per common share - diluted
Continuing operations	$3.14	$0.65	$1.79	$2.56
Discontinued operations	—	(0.02)	(0.26)	(0.01)
Total earnings per common share - diluted	$3.15	$0.63	$1.52	$2.54
Weighted average shares outstanding
Basic	395,189	395,253	399,223	416,103
Diluted	400,496	401,276	403,559	422,081

See notes to consolidated financial statements.

F-6 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Net income	$1,259,792	$252,793	$614,923	$1,074,106
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(225,295)	62,978	202,428	(52,028)
Income tax effect	(23,515)	6,354	45,950	(24,382)
Defined benefit pension plans
Current period actuarial gains (losses), including plan amendments and curtailments	15,198	(6,405)	(19,801)	(5,384)
Amortization of net deferred actuarial losses	28,474	8,548	41,440	65,212
Amortization of deferred prior service costs	494	647	2,646	2,584
Reclassification of net actuarial loss from settlement charge	8,856	—	—	50,922
Reclassification of deferred prior service cost due to curtailments	9,530	—	1,671	—
Income tax effect	(16,118)	(459)	(15,208)	(43,836)
Derivative financial instruments
Gains (losses) arising during period	156,513	(25,530)	(138,716)	90,708
Income tax effect	(19,295)	4,452	15,636	(9,672)
Reclassification to net income for (gains) losses realized	28,341	13,960	(24,067)	(107,457)
Income tax effect	(1,228)	(2,435)	3,344	35,092
Other comprehensive income (loss)	(38,045)	62,110	115,323	1,759
Comprehensive income	$1,221,747	$314,903	$730,246	$1,075,865

See notes to consolidated financial statements.

VF Corporation Fiscal 2019 Form 10-K F-7

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019 (a)	2018 (a)	2017 (a)	2016 (a)
OPERATING ACTIVITIES
Net income	$1,259,792	$252,793	$614,923	$1,074,106
Adjustments to reconcile net income to cash provided (used) by operating activities:
Impairment of goodwill and intangible assets	—	—	104,651	79,644
Depreciation and amortization	301,005	71,532	290,503	281,577
Stock-based compensation	105,157	25,440	81,641	67,762
Provision for doubtful accounts	22,553	2,660	21,171	17,283
Pension expense (less than) in excess of contributions	(1,850)	1,413	25,022	89,005
Deferred income taxes	(62,901)	303	(79,838)	(71,625)
Loss on sale of businesses	28,262	18,065	29,841	104,357
Other, net	(31,612)	(7,148)	(2,006)	(15,232)
Changes in operating assets and liabilities:
Accounts receivable	(373,012)	38,686	(107,083)	47,102
Inventories	(135,099)	(156,292)	17,005	(37,210)
Accounts payable	111,678	(187,553)	21,494	(9,553)
Income taxes	(19,974)	(65,234)	460,350	(129,574)
Accrued liabilities	484,858	(172,396)	31,928	28,904
Other assets and liabilities	(24,634)	(65,492)	(34,942)	(45,978)
Cash provided (used) by operating activities	1,664,223	(243,223)	1,474,660	1,480,568
INVESTING ACTIVITIES
Business acquisitions, net of cash received	(320,405)	—	(740,541)	—
Proceeds from sale of businesses, net of cash sold	430,286	—	214,968	115,983
Capital expenditures	(250,634)	(54,374)	(169,553)	(175,840)
Software purchases	(56,207)	(19,289)	(65,177)	(44,226)
Other, net	(23,672)	17,673	(15,948)	(8,331)
Cash used by investing activities	(220,632)	(55,990)	(776,251)	(112,414)
FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(864,177)	795,908	686,453	(421,069)
Payments on long-term debt	(6,264)	(1,484)	(254,314)	(13,276)
Payment of debt issuance costs	(2,123)	—	—	(6,807)
Proceeds from long-term debt	—	—	—	951,817
Purchases of treasury stock	(150,676)	(250,282)	(1,200,356)	(1,000,468)
Cash dividends paid	(767,061)	(181,373)	(684,679)	(635,994)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	199,296	44,017	89,893	48,918
Cash (used) provided by financing activities	(1,591,005)	406,786	(1,363,003)	(1,076,879)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	14,811	12,220	2,965	(6,645)
Net change in cash, cash equivalents and restricted cash	(132,603)	119,793	(661,629)	284,630
Cash, cash equivalents and restricted cash — beginning of period	689,190	569,397	1,231,026	946,396
Cash, cash equivalents and restricted cash — end of period	$556,587	$689,190	$569,397	$1,231,026

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$543,011	$680,762	$563,483	$1,224,975
Other current assets	3,645	3,804	2,452	2,469
Current assets of discontinued operations	—	2,330	2,592	2,887
Other assets	9,931	2,294	870	695
Total cash, cash equivalents and restricted cash	$556,587	$689,190	$569,397	$1,231,026
(a) The cash flows related to discontinued operations have not been segregated, and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
See notes to consolidated financial statements.

F-8 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In thousands, except share amounts)	Shares	Amounts
Balance, December 2015	426,614,274	$106,654	$3,192,675	$(1,043,222)	$3,128,731	$5,384,838
Net income	—	—	—	—	1,074,106	1,074,106
Dividends on Common Stock ($1.53 per share)	—	—	—	—	(635,994)	(635,994)
Purchase of treasury stock	(15,932,075)	(3,983)	—	—	(996,485)	(1,000,468)
Stock-based compensation, net	3,330,755	832	140,748	—	(24,900)	116,680
Foreign currency translation and other	—	—	—	(76,410)	—	(76,410)
Defined benefit pension plans	—	—	—	69,498	—	69,498
Derivative financial instruments	—	—	—	8,671	—	8,671
Balance, December 2016	414,012,954	103,503	3,333,423	(1,041,463)	2,545,458	4,940,921
Adoption of new accounting standard	—	—		—	(237,764)	(237,764)
Net income	—	—	—	—	614,923	614,923
Dividends on Common Stock ($1.72 per share)	—	—	—	—	(684,679)	(684,679)
Purchase of treasury stock	(22,213,162)	(5,553)	—	—	(1,194,803)	(1,200,356)
Stock-based compensation, net	4,021,989	1,005	189,917	—	(19,390)	171,532
Foreign currency translation and other	—	—	—	248,378	—	248,378
Defined benefit pension plans	—	—	—	10,748	—	10,748
Derivative financial instruments	—	—	—	(143,803)	—	(143,803)
Balance, December 2017	395,821,781	98,955	3,523,340	(926,140)	1,023,745	3,719,900
Beginning balance adjustment (Note 1)	—	—	—	—	15,492	15,492
Net income	—	—	—	—	252,793	252,793
Dividends on Common Stock ($0.46 per share)	—	—	—	—	(181,373)	(181,373)
Purchase of treasury stock	(3,361,101)	(840)	—	—	(249,442)	(250,282)
Stock-based compensation, net	1,852,390	463	84,084	—	(15,091)	69,456
Foreign currency translation and other	—	—	—	69,332	—	69,332
Defined benefit pension plans	—	—	—	2,331	—	2,331
Derivative financial instruments	—	—	—	(9,553)	—	(9,553)
Balance, March 2018	394,313,070	98,578	3,607,424	(864,030)	846,124	3,688,096
Adoption of new accounting standard	—	—	—	—	1,956	1,956
Net income	—	—	—	—	1,259,792	1,259,792
Dividends on Common Stock ($1.94 per share)	—	—	—	—	(767,061)	(767,061)
Purchase of treasury stock	(1,868,934)	(467)	—	—	(150,209)	(150,676)
Stock-based compensation, net	4,380,526	1,095	314,360	—	(11,001)	304,454
Foreign currency translation and other	—	—	—	(248,810)	—	(248,810)
Defined benefit pension plans	—	—	—	46,434	—	46,434
Derivative financial instruments	—	—	—	164,331	—	164,331
Balance, March 2019	396,824,662	$99,206	$3,921,784	$(902,075)	$1,179,601	$4,298,516

See notes to consolidated financial statements.

VF Corporation Fiscal 2019 Form 10-K F-9

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
VF Corporation (together with its subsidiaries, collectively known as “VF” or the "Company”) is a global apparel and footwear company based in the United States. VF designs, produces, procures, markets and distributes a variety of branded lifestyle products, including outerwear, footwear, occupational and performance apparel, jeanswear, backpacks and luggage for consumers of all ages. Products are marketed primarily under VF-owned brand names.
Basis of Presentation
The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S (“GAAP”). The consolidated financial statements include the accounts of VF and its controlled subsidiaries, after elimination of intercompany transactions and balances.
The Nautica® brand business, the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses), and the former Contemporary Brands segment have been reported as discontinued operations in our Consolidated Statements of Income, and the related held-for-sale assets and liabilities have been presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through their dates of disposal. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations.
Fiscal Year
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. VF's current fiscal year ran from April 1, 2018 through March 30, 2019 ("Fiscal 2019"). All references to the periods ended March 2019, December 2017 and December 2016 relate to the 52-week fiscal years ended March 30, 2019, December 30, 2017 and December 31, 2016, respectively. All references to the period ended March 2018 relate to the 13-week transition period ended March 31, 2018. Certain foreign subsidiaries reported using a December 31 year-end for the years ended December 2017 and December 2016, and using a March 31 year-end for Fiscal 2019 due to local statutory requirements. The impact to VF's consolidated financial statements is not material.
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
Foreign currency transactions are denominated in a currency other than the functional currency of a particular entity. These transactions generally result in receivables or payables that are fixed in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transaction. As discussed in Note 23, VF enters into derivative contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction gains and losses reported in the Consolidated Statements of Income, net of the related hedging losses and gains, were a loss of $15.5 million in the year ended March 2019, a gain of $6.8 million in the three months ended March 2018, a gain of $4.8 million in the year ended December 2017 and a loss of $9.7 million in the year ended December 2016.
Cash and Equivalents
Cash and equivalents are demand deposits, receivables from third-party credit card processors, and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $256.8 million, $192.8 million and $279.0 million at March 2019, March 2018 and December 2017, respectively, consist of money market funds and short-term time deposits.
Accounts Receivable
Upon adoption of the new revenue recognition accounting standard in Fiscal 2019 (see "Recently Adopted Accounting Standards" section below), trade accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs and discounts. Prior to the adoption of the new revenue recognition accounting standard, trade accounts receivable were recorded at invoiced amounts, less estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and returns as discussed below in the "Revenue Recognition" section. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to contractual minimum royalties due from individual licensees. VF maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers and licensees to make required payments. The allowance is determined based on review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends, and current economic conditions. All accounts are subject to ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out (“FIFO”) method and is net of discounts or rebates received from vendors.

F-10 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

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
Derivative Financial Instruments
Derivative financial instruments are measured at fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value of derivative instruments (i.e., gains and losses) depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. To qualify for hedge accounting treatment, all hedging relationships must be formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows of hedged transactions. VF’s hedging practices are described in Note 23. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.
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

VF Corporation Fiscal 2019 Form 10-K F-11

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Revenue Recognition
As discussed in the "Recently Adopted Accounting Standards" section below, the Company adopted the new revenue recognition standard at the beginning of Fiscal 2019. Accordingly, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has (i) an obligation to pay for, (ii) physical possession of, (iii) legal title to, (iv) risks and rewards of ownership of, and (v) accepted the goods or services. The timing of revenue recognition within the wholesale channel occurs either on shipment or delivery of goods based on contractual terms with the customer. The timing of revenue recognition in the direct-to-consumer channel generally occurs at the point of sale within VF-operated or concession retail stores and either on shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers, the Company's promise to the customer is a performance obligation to provide the specified goods, and thus the Company is the principal in the arrangement and revenue is recognized on a gross basis at the transaction price. For sourcing arrangements, the Company's promise to the customer is to arrange for certain goods, typically finished products, to be provided and thus the Company is acting as an agent and revenue is recognized on a net basis at the fee amount earned.
The duration of contractual arrangements with our customers in the wholesale and direct-to-consumer channels is typically less than one year. Payment terms with wholesale customers are generally between 30 and 60 days while direct-to-consumer arrangements have shorter terms. The Company does not adjust the promised amount of consideration for the effects of a significant financing component as it is expected, at contract inception, that the period between the transfer of the promised good or service to the customer and the customer payment for the good or service will be one year or less.
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
Various VF brands maintain customer loyalty programs where customers earn rewards from qualifying purchases or activities, which are redeemable for discounts on future purchases or other rewards. For its customer loyalty programs, the Company estimates the standalone selling price of the loyalty rewards and allocates a portion of the consideration for the sale of products to the loyalty points earned. The deferred amount is recorded as a contract liability, and is recognized as revenue when the points are redeemed or when the likelihood of redemption is remote.
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
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guaranteed royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees' sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees. As of March 2019, the Company expects to recognize $109.4 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2024. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
The Company has applied the practical expedient to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less.
For periods prior to the adoption of the new revenue recognition standard, revenue was recognized when (i) there was a contract or other arrangement of sale, (ii) the sales price was fixed or determinable, (iii) title and the risks of ownership had been transferred to the customer, and (iv) collection of the receivable was reasonably assured. Sales to wholesale customers were recognized when title and the risks and rewards of ownership had passed to the customer, based on the terms of sale. E-commerce sales were generally recognized when the product had been received by the customer. Sales at the Company-operated and concession retail stores were recognized at the time products were purchased by consumers.
Revenue from the sale of gift cards was deferred until the gift card was redeemed by the customer or the Company determined that the likelihood of redemption was remote and that it did not have a legal obligation to remit the value of the unredeemed gift card to any jurisdiction under unclaimed property regulations.
Various VF brands maintained customer loyalty programs where customers earned rewards from qualifying purchases or activities. VF recognized revenue when (i) rewards were redeemed by the customer, (ii) points or certificates expired, or (iii) a breakage factor was applied based on historical redemption patterns.
Net revenues reflected adjustments for estimated allowances for trade terms, sales incentive programs, discounts, markdowns,

F-12 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

chargebacks and returns. These allowances were estimated based on evaluations of specific product and customer circumstances, historical and anticipated trends and current economic conditions.
Shipping and handling costs billed to customers were included in net revenues. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities were excluded from net revenues.
Royalty income was recognized as earned based on the greater of the licensees’ sale of licensed products at rates specified in the licensing contracts or contractual minimum royalty levels.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $845.7 million in the year ended March 2019, $185.7 million in the three months ended March 2018, $715.9 million in the year ended December 2017 and $637.6 million in the year ended December 2016. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for certain costs of advertising VF’s products, which totaled $29.5 million in the year ended March 2019, $7.1 million in the three months ended March 2018, $44.6 million in the year ended December 2017 and $51.8 million in the year ended December 2016. Shipping and handling costs for delivery of products to customers totaled $484.9 million in the year ended March 2019, $96.1 million in the three months ended March 2018, $349.1 million in the year ended December 2017 and $307.3 million in the year ended December 2016. Expenses related to royalty income, including amortization of licensed intangible assets, were $3.6 million in the year ended March 2019, $0.9 million in the three months ended March 2018, $4.2 million in the year ended December 2017 and $4.5 million in the year ended December 2016.
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
Concentration of Risks
VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through multiple wholesale and direct-to-consumer channels. VF’s ten largest customers, all U.S.-based retailers, accounted for 19% of Fiscal 2019 total revenues. Sales to VF’s largest customer accounted for 8% of Fiscal 2019 total revenues, the majority of which were derived

VF Corporation Fiscal 2019 Form 10-K F-13

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

from the Jeans segment. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.
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
Reclassifications
Certain prior year amounts have been reclassified to conform with the Fiscal 2019 presentation, as discussed below in the "Recently Adopted Accounting Standards" section.
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
The adoption of ASC 606 resulted in a net increase of $2.0 million in the retained earnings line item of the Consolidated Balance Sheet as of April 1, 2018. The cumulative effect adjustment relates primarily to (i) recognition of revenues for certain wholesale and e-commerce transactions at shipment rather than upon delivery to the customer based on our evaluation of the transfer of control of the goods, (ii) discontinued capitalization of certain costs related to ongoing customer arrangements, and (iii) adjustments to the timing of recognition for certain royalty amounts.
Other effects of the adoption include presentation of allowances for sales incentive programs, discounts, markdowns, chargebacks, and returns as refund liabilities rather than as a reduction to accounts receivable and presentation of the right of return asset within other current assets rather than as a component of inventory in the Consolidated Balance Sheet. Additionally, sourcing fees received from customers and advertising contributions from licensees that had previously been reported as an offset to costs or expenses are now reported as revenue in the Consolidated Statements of Income. Refer to Note 2 for additional revenue disclosures.

F-14 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

The following tables compare amounts reported in accordance with the requirements of ASC 606 to the amounts that would have been reported had the new standard not been applied:

Condensed Consolidated Balance Sheet
	March 2019
(In thousands)	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
ASSETS
Cash and equivalents	$543,011	$—	$543,011
Accounts receivable, net	1,708,796	(207,941)	1,500,855
Inventories	1,943,030	58,998	2,002,028
Other current assets	478,620	(55,668)	422,952
Total current assets	4,673,457	(204,611)	4,468,846
Property, plant and equipment, net	1,057,268	—	1,057,268
Goodwill and intangible assets, net	3,779,161	—	3,779,161
Other assets	846,899	689	847,588
TOTAL ASSETS	$10,356,785	$(203,922)	$10,152,863
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings and current portion of long-term debt	$670,318	$—	$670,318
Accounts payable	694,733	11,605	706,338
Accrued liabilities	1,296,553	(207,191)	1,089,362
Total current liabilities	2,661,604	(195,586)	2,466,018
Long-term debt	2,115,884	—	2,115,884
Other liabilities	1,280,781	(1,073)	1,279,708
Total liabilities	6,058,269	(196,659)	5,861,610
Total stockholders' equity	4,298,516	(7,263)	4,291,253
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,356,785	$(203,922)	$10,152,863

Condensed Consolidated Statements of Income
	Year Ended March 2019
(In thousands)	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
Net revenues	$13,848,660	$1,336	$13,849,996
Cost of goods sold	6,827,481	(16,056)	6,811,425
Selling, general and administrative expenses	5,345,339	19,641	5,364,980
Total costs and operating expenses	12,172,820	3,585	12,176,405
Operating income	1,675,840	(2,249)	1,673,591
Interest income (expense) and other income (expense), net	(148,436)	—	(148,436)
Income from continuing operations before income taxes	1,527,404	(2,249)	1,525,155
Income taxes	268,400	(398)	268,002
Income from continuing operations	1,259,004	(1,851)	1,257,153
Income (loss) from discontinued operations, net of tax	788	(3,456)	(2,668)
Net income	$1,259,792	$(5,307)	$1,254,485

VF Corporation Fiscal 2019 Form 10-K F-15

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Condensed Consolidated Statement of Cash Flows - Operating Activities
	Year Ended March 2019
(In thousands)	As Reported	Impact of Adoption	Activities without Adoption of ASC 606
OPERATING ACTIVITIES
Net income	$1,259,792	$(5,307)	$1,254,485
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	301,005	(162)	300,843
Other adjustments, net	59,609	3,193	62,802
Changes in operating assets and liabilities:
Accounts receivable	(373,012)	198,349	(174,663)
Inventories	(135,099)	(53,427)	(188,526)
Accounts payable	111,678	11,605	123,283
Income taxes	(19,974)	(398)	(20,372)
Accrued liabilities	484,858	(207,158)	277,700
Other assets and liabilities	(24,634)	53,305	28,671
Cash provided by operating activities	$1,664,223	$—	$1,664,223
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
In October 2016, the FASB issued ASU No. 2016-16, "Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory", an update to their accounting guidance on the recognition of current and deferred income taxes for intra-entity asset transfers. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company early adopted this guidance in the first quarter of 2017 using the modified retrospective method, which resulted in a cumulative adjustment to retained earnings as of the beginning of the period of adoption. The cumulative adjustment to the January 1, 2017 Consolidated Balance Sheet was a reduction in both the other assets and retained earnings line items of $237.8 million. During the three months ended March 2018, the Company identified an error in the amounts originally recorded when adopting ASU 2016-16 due to the use of an inaccurate tax rate when establishing the deferred tax asset in a certain jurisdiction. The Company recorded the out-of-period correction of $15.5 million to other assets in the Consolidated Balance Sheets and retained earnings in the Consolidated Statements of Stockholders' Equity. The adjustment had no impact on the Consolidated Statements of Income and did not have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Stockholders’ Equity for any period presented.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", an update that provides a more narrow framework to be used in evaluating whether a set of assets and activities constitutes a business. This guidance became effective for VF in the first quarter of Fiscal 2019 and was applied when accounting for the acquisitions completed subsequent to the adoption date, but did not impact our conclusions on whether they were a business. Refer to Note 3 for further information related to acquisitions.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", an update which requires employers to disaggregate the service cost component from other components of net periodic benefit costs. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest cost, expected return on plan assets, amortization

F-16 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

of prior service costs or credits and deferred actuarial gains and losses) separately and outside of operating income. The update specifies that only the service cost component is eligible for capitalization, which is consistent with VF’s current practice. The presentation change in the Consolidated Statements of Income requires application on a retrospective basis. The ASU was adopted by the Company on April 1, 2018, and as a result, operating income decreased and other income (expense), net increased by $1.3 million for the three months ended March 2018 and operating income increased and other income (expense), net decreased by $9.9 million and $87.2 million in the the years ended December 2017 and December 2016, respectively. VF applied the practical expedient permitted under the guidance which allows entities to use information previously disclosed in the pension and other post-retirement benefit plans footnote as the basis to apply the retrospective presentation requirements. Refer to pension disclosure in Note 15.
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
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118", which allowed the Company to record provisional amounts in earnings for the year ended December 30, 2017 due to the complexities involved in accounting for the enactment of the Tax Act. The Company recognized the estimated income tax effects of the Tax Act in its 2017 consolidated financial statements in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118") and recorded revisions of our provisional estimate during the three months ended March 2018 and during the year ended March 2019. VF finalized its accounting for the impact of the Tax Act during the three months ended December 2018. Refer to Note 18 for more information regarding the amounts recorded.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, a new accounting standard on leasing. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics, including permitted transition methods. This new standard will require companies to record most leased assets and liabilities on the balance sheets, and also retains a dual model approach for assessing lease classification and recognizing expense. The new standard provides a number of optional practical expedients for transition. The Company will elect the package of practical expedients that must be taken together that allows entities to (i) not reassess whether existing contracts contain leases, (ii) carryforward the existing lease classification, and (iii) not reassess initial direct costs associated with existing leases. The Company will also elect the land easement expedient that allows entities to not evaluate land easements under the new standard at adoption if they were not previously accounted for as leases, and the expedient that allows entities to not separate lease and non-lease components for specified asset classes. Further, the Company will elect a short-term lease exception policy that permits not applying the recognition requirements of the standard to leases with terms of 12 months or less. A cross functional implementation team has completed its impact analysis and expects the standard to have a material impact on the Consolidated Balance Sheets related to the recognition of right-of-use assets and lease liabilities primarily for the Company’s operating leases for real estate space. Refer to Note 20 for disclosure of future minimum lease payments under these arrangements as of March 2019. The Company does not expect the standard to have a material impact on the Consolidated Statements of Income. The Company will adopt the new standard as of the beginning of the year ending March 28, 2020 (“Fiscal 2020”) utilizing the modified retrospective method and will recognize in equity the immaterial cumulative effect of initially applying the new standard. The effective date of the standard will be used as the date of initial application and comparative prior period financial information will not be restated.
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
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", an update that amends and simplifies certain aspects of hedge accounting rules to better portray the economic results of risk management activities in the financial statements. The FASB has subsequently issued updates to the standard to provide additional guidance on specific topics. This guidance will be effective for VF in the first quarter of Fiscal 2020. The Company does not expect the adoption of this guidance to have a material impact on VF's consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", an update that addresses the effect of the change in the U.S. federal corporate income tax rate due to the enactment of the Tax Act on items within accumulated other comprehensive income (loss). The guidance will be effective for VF in the first quarter of Fiscal 2020 with early adoption permitted. The Company will elect to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income (loss) of $61.9 million to retained earnings and provide related

VF Corporation Fiscal 2019 Form 10-K F-17

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

disclosures when the guidance is adopted during the first quarter of Fiscal 2020.
In June 2018, the FASB issued ASU No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", an update that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance will be effective for VF in the first quarter of Fiscal 2020. The Company does not expect the adoption of this guidance to have a material impact on VF's consolidated financial statements.
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
NOTE 2 — REVENUES

Performance Obligations
Disclosure is required for the aggregate transaction price allocated to performance obligations that are unsatisfied at the end of a reporting period, unless the optional practical expedients are applicable. VF has elected the practical expedients to not disclose the transaction price allocated to remaining performance obligations for (i) variable consideration related to sales-based royalty arrangements, and (ii) contracts with an original expected duration of one year or less.
As of March 2019, there are no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and fixed consideration related to future minimum guarantees discussed in Note 1.
For the year ended March 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.

Contract Balances
Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less an estimated allowance for doubtful accounts.
Contract assets are rights to consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time. Once the Company has an unconditional right to consideration under a contract, amounts are invoiced and contract assets are reclassified to accounts receivable. The Company's primary contract assets relate to sales-based royalty arrangements, which are discussed in more detail within Note 1.
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's primary contract liabilities relate to gift cards, loyalty programs and sales-based royalty arrangements, which are discussed in more detail within Note 1.

F-18 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

The following table provides information about accounts receivable, contract assets and contract liabilities:

(In thousands)	March 2019	At Adoption - April 1, 2018 (a)
Accounts receivable, net	$1,708,796	$1,408,587
Contract assets (b)	4,499	2,600
Contract liabilities (c)	32,175	28,252

(a)	The Company adopted ASC 606 on April 1, 2018. Refer to Note 1 for additional information.

(b)	Included in the other current assets line item in the Consolidated Balance Sheets.

(c)	Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.
For the year ended March 2019, the Company recognized $65.3 million of revenue that was included in the contract liability balance during the year. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Disaggregation of Revenue
The following table shows disaggregation of our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. The wholesale channel includes fees generated from sourcing activities as the customers and point-in-time revenue recognition are similar to other wholesale arrangements. As discussed in Note 1, we adopted the guidance in ASC 606 effective April 1, 2018 using the modified retrospective method of adoption. As a result, revenue reported for the three months ended March 2018 and years ended December 2017 and 2016 have not been presented.

	Year ended March 2019
(In thousands)	Outdoor	Active	Work	Jeans	Other	Total
Channel revenues
Wholesale	$2,865,630	$2,460,692	$1,678,473	$2,169,088	$22,343	$9,196,226
Direct-to-consumer	1,770,580	2,234,053	160,970	289,196	101,715	4,556,514
Royalty	12,814	27,047	22,574	33,485	—	95,920
Total	$4,649,024	$4,721,792	$1,862,017	$2,491,769	$124,058	$13,848,660

Geographic revenues
United States	$2,246,706	$2,499,393	$1,492,548	$1,763,575	$124,058	$8,126,280
International	2,402,318	2,222,399	369,469	728,194	—	5,722,380
Total	$4,649,024	$4,721,792	$1,862,017	$2,491,769	$124,058	$13,848,660

VF Corporation Fiscal 2019 Form 10-K F-19

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

NOTE 3 — ACQUISITIONS

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
For the six months ended September 2018, Williamson-Dickie contributed revenues of $471.9 million and net income of $33.3 million, including restructuring charges. Given the ongoing integration and change in operating nature of the acquired business, it is impracticable to determine the revenues or operating results contributed subsequent to September 2018. Williamson-Dickie contributed revenues of $233.1 million and net income of $4.9 million to VF in the three months ended March 2018, including restructuring charges. For the period from October 2, 2017 through December 30, 2017, Williamson-Dickie contributed revenues of $247.2 million and net income of $9.6 million to VF, including restructuring charges.
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

F-20 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

The following unaudited pro forma summary presents consolidated information of VF as if the acquisition of Williamson-Dickie had occurred on January 3, 2016:

(In thousands, except per share amounts)	Year Ended December 2017 (unaudited)	Year Ended December 2016 (unaudited)
Total revenues	$12,475,116	$11,888,704
Income from continuing operations	763,563	1,097,572
Earnings per common share from continuing operations
Basic	$1.91	$2.64
Diluted	1.89	2.60

These pro forma amounts have been calculated after applying VF’s accounting policies and adjusting the results of Williamson-Dickie to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 3, 2016, with related tax effects.
The pro forma financial information in the years ended December 2017 and 2016 exclude $41.6 million and $4.1 million, respectively, of expense related to Williamson-Dickie’s executive compensation plans, which were terminated concurrent with the merger. The pro forma financial information in the year ended December 2016 includes $12.2 million of VF’s transaction expenses related to the acquisition.
Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been effected at the date indicated, nor is it necessarily indicative of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.
Icebreaker

On April 3, 2018, VF acquired 100% of the stock of Icebreaker Holdings Limited ("Icebreaker") for NZ$274.4 million ($198.5 million) in cash, subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings. The purchase price increased NZ$0.9 million ($0.7 million) during the three months ended March 2019 and decreased NZ$ 1.4 million ($0.9 million) for the year ended March 2019, related to working capital adjustments, resulting in a revised purchase price of NZ$273.0 million ($197.6 million). The purchase price allocation was finalized during the three months ended March 2019.
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
For the year ended March 2019, Icebreaker contributed revenues of $174.2 million, representing 1.3% of VF's total revenue for the period. Icebreaker contributed net income of $14.6 million during the year ended March 2019, representing 1.2% of VF's net income in the period.

VF Corporation Fiscal 2019 Form 10-K F-21

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

The following table summarizes the estimated fair values of the Icebreaker assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	April 3, 2018
Cash and equivalents	$6,444
Accounts receivable	16,781
Inventories	31,728
Other current assets	3,931
Property, plant and equipment	3,858
Intangible assets	98,041
Other assets	4,758
Total assets acquired	165,541

Short-term borrowings	7,235
Accounts payable	2,075
Other current liabilities	21,262
Deferred income tax liabilities	26,870
Other noncurrent liabilities	433
Total liabilities assumed	57,875

Net assets acquired	107,666
Goodwill	89,943
Purchase price	$197,609

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
Total transaction expenses for the Icebreaker acquisition of $7.4 million have been recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Income, of which $4.1 million, $1.4 million, and $1.9 million was recognized during the year ended March 2019, the three months ended March 2018, and the year ended December 2017, respectively. In addition, the Company recognized a $9.9 million gain on derivatives used to hedge the purchase price of Icebreaker in the other income (expense), net line item in the Consolidated Statements of Income, of which $0.3 million, $4.3 million, and $5.3 million was recognized during the year ended March 2019, the three months ended March 2018, and the year ended December 2017, respectively.
Pro forma results of operations of the Company would not be materially different as a result of the Icebreaker acquisition and therefore are not presented.

Altra

On June 1, 2018, VF acquired 100% of the stock of Icon-Altra LLC, plus certain assets in Europe ("Altra"). The purchase price was $131.7 million in cash, subject to working capital and other adjustments and was primarily funded with short-term borrowings. The purchase price decreased $0.1 million during the year ended March 2019, related to working capital adjustments, resulting in a revised purchase price of $131.6 million. The allocation of the purchase price was finalized during the three months ended December 2018, resulting in a decrease of goodwill by $1.5 million related to a final adjustment to working capital balances.
Altra®, the primary brand, is an athletic and performance-based lifestyle footwear brand, based in Logan, Utah. Altra provides VF with a unique and differentiated technical footwear brand and a capability that, when applied across VF's footwear platforms, will serve as a catalyst for growth.
Altra contributed revenues of $50.2 million and net income of $0.8 million during the year ended March 2019.

F-22 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

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

Total transaction expenses for the Altra acquisition were $2.3 million, all of which were recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Income during the year ended March 2019.
Pro forma results of operations of the Company would not be materially different as a result of the Altra acquisition and therefore are not presented.
NOTE 4 — DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.

Discontinued Operations

Nautica® Brand Business

During the three months ended December 2017, the Company reached the strategic decision to exit the Nautica® brand business, and determined that it met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of the Nautica® brand business as discontinued operations in the Consolidated Statements of Income and presented the related held-for-sale assets and liabilities as assets and liabilities of discontinued operations in the Consolidated Balance Sheets through the date of sale.
On April 30, 2018, VF completed the sale of the Nautica® brand business. The Company received proceeds of $285.8 million, net of cash sold, resulting in a final after-tax loss on sale of $38.2 million, which includes a decrease of $5.4 million and an increase of $18.1 million in the estimated loss on sale included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for the year ended March 2019 and the three months ended March 2018, respectively. The year ended December 2017 includes a $25.5 million estimated loss on sale.
The results of the Nautica® brand's North America business were previously reported in the former Sportswear segment, and the results of the Asia business were previously reported in the former Outdoor & Action Sports segment. The results of the Nautica® brand business recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income were income of $0.8 million (including a $5.4 million decrease in the estimated loss on sale), losses of $8.4 million (including an $18.1 million increase in the estimated loss on sale), losses of $95.2 million (including an estimated loss on sale of $25.5 million and an impairment charge of $104.7 million) and income of $31.4 million for the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016, respectively.

VF Corporation Fiscal 2019 Form 10-K F-23

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Certain corporate overhead costs and segment costs previously allocated to the Nautica® brand business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations. In addition, the goodwill impairment charge recorded in the three months ended September 30, 2017 of $104.7 million related to the Nautica® reporting unit, previously excluded from the calculation of segment profit, was reclassified to discontinued operations.
Under the terms of the transition services agreement, the Company is providing certain support services for periods up to 12 months from the closing date of the transaction. Revenue and related expense items associated with the transition services are recorded in the Other category, and operating expense reimbursements are recorded within the corporate and other expenses line item, in the reconciliation of segment revenues and segment profit in Note 19.
Licensing Business
During the three months ended April 1, 2017, the Company reached the strategic decision to exit its Licensing Business, which comprised the Licensed Sports Group (“LSG”) and the JanSport® brand collegiate businesses. Accordingly, the Company has reported the results of the businesses as discontinued operations in the Consolidated Statements of Income through their respective dates of sale.
LSG included the Majestic® brand and was previously reported within the former Imagewear segment. On April 28, 2017, VF completed the sale of the LSG business. The Company received proceeds of $213.5 million, net of cash sold, resulting in a final after-tax loss on sale of $4.1 million, which is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income for the year ended December 2017.
The LSG results recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income were losses of $4.6 million (including the loss on sale of $4.1 million) and income of $63.3 million for the years ended December 2017 and 2016, respectively.
During the three months ended December 2017, VF completed the sale of the assets associated with the JanSport® brand collegiate business, which was previously included within the former Outdoor & Action Sports segment. The Company received net proceeds of $1.5 million and recorded a final after-tax loss on sale of $0.2 million, which is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income for the year ended December 2017.
The JanSport® brand collegiate results recorded in the income (loss) from discontinued operations, net of tax line item in the

Consolidated Statements of Income were losses of $6.5 million (including the loss on sale of $0.2 million) and $1.0 million for the years ended December 2017 and 2016, respectively.
Certain corporate overhead and other costs previously allocated to the Licensing Business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.
Under the terms of the transition services agreement, the Company is providing certain support services for periods up to 24 months from the closing date of the transaction. Revenue and related expense items associated with the transition services are recorded in the Work segment, and operating expense reimbursements are recorded within the corporate and other expenses line item in the reconciliation of segment revenues and segment profit in Note 19.
Former Contemporary Brands Segment
During the three months ended July 2, 2016, the Company reached the strategic decision to sell the businesses in its former Contemporary Brands segment. Accordingly, the Company has reported the results of the former Contemporary Brands segment as discontinued operations in the Consolidated Statements of Income through the date of sale.
On August 26, 2016, VF completed the sale of its former Contemporary Brands segment and received proceeds of $116.0 million, net of cash sold. The former Contemporary Brands segment included the businesses of the 7 For All Mankind®, Splendid® and Ella Moss® brands and was previously disclosed as a separate reportable segment of VF. The transaction resulted in an after-tax loss on sale of $104.4 million which was included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income for the year ended December 2016.
The results of the former Contemporary Brands segment recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income were losses of $98.4 million (including the loss on sale of $104.4 million) for the year ended December 2016.
Certain corporate overhead costs previously allocated to the former Contemporary Brands segment for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.
VF provided certain support services under transition services agreements and completed these services during the three months ended September 30, 2017. These services did not have a material impact on VF’s Consolidated Statement of Income for the year ended December 2017.

F-24 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items included for the Nautica® brand business, the Licensing Business and the former Contemporary Brands segment that are included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Net revenues	$21,913	$94,362	$588,383	$1,180,677
Cost of goods sold	14,706	48,946	349,382	691,715
Selling, general and administrative expenses	12,391	34,649	191,898	354,773
Impairment of goodwill	—	—	104,651	—
Interest expense, net	—	—	(27)	(199)
Other income, net	272	—	6	2
(Loss) income from discontinued operations before income taxes	(4,912)	10,767	(57,569)	133,992
Gain (loss) on the sale of discontinued operations before income taxes	4,589	(18,065)	(34,019)	(154,275)
Total loss from discontinued operations before income taxes	(323)	(7,298)	(91,588)	(20,283)
Income tax benefit (expense) (a)	1,111	(1,073)	(14,698)	15,535
Income (loss) from discontinued operations, net of tax	$788	$(8,371)	$(106,286)	$(4,748)

(a)
Income tax expense for the year ended December 2017 was impacted by $8.6 million of tax expense related to GAAP and tax basis differences for the LSG business. Additionally, the goodwill impairment charge and estimated loss on sale related to the Nautica® brand business for the year ended December 2017 were nondeductible for income tax purposes.

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented.

(In thousands)	March 2019	March 2018	December 2017
Cash	$—	$2,330	$2,592
Accounts receivable, net	—	26,298	27,941
Inventories	—	55,610	43,297
Other current assets	—	1,247	2,497
Property, plant and equipment, net	—	15,021	14,914
Intangible assets	—	262,202	262,352
Goodwill	—	49,005	49,005
Other assets	—	3,961	3,631
Allowance to reduce assets to estimated fair value, less costs to sell	—	(42,094)	(25,529)
Total assets of discontinued operations	$—	$373,580	$380,700
Accounts payable	$—	$11,619	$16,993
Accrued liabilities	—	10,658	18,203
Other liabilities	—	11,912	12,011
Deferred income tax liabilities (a)	—	51,838	53,812
Total liabilities of discontinued operations	$—	$86,027	$101,019

(a)	Deferred income tax balances reflect VF's consolidated netting by jurisdiction.

VF Corporation Fiscal 2019 Form 10-K F-25

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The following table summarizes depreciation and amortization, capital expenditures and the significant operating noncash items from discontinued operations for the years ended December 2017 and 2016:

	Year Ended December
(In thousands)	2017	2016
Depreciation and amortization	$14,023	$27,360
Capital expenditures	2,592	4,795
Impairment of goodwill	104,651	—
Depreciation and amortization, capital expenditures and operating noncash items related to discontinued operations were not material for year ended March 2019 and the three months ended March 2018.

Other Divestitures

Reef® Brand Business
During the three months ended September 29, 2018, the Company reached the decision to sell the Reef® brand business, which was included in the Active segment.
VF signed a definitive agreement for the sale of the Reef® brand business on October 2, 2018, and completed the transaction on October 26, 2018. VF received cash proceeds of $139.4 million, and recorded a $14.4 million final loss on sale, which was included in the other income (expense), net line item in the Consolidated Statement of Income for the year ended March 2019.
Under the terms of the transition services agreement, the Company is providing certain support services for periods up to 21 months from the closing date of the transaction. Revenue and related expense items associated with the transition services and operating expense reimbursements are recorded in the Other category in the reconciliation of segment revenues and segment profit in Note 19.

Van Moer Business
During the three months ended September 29, 2018, the Company reached the decision to sell the Van Moer business, acquired with Williamson-Dickie, which was included in the Work segment.
VF completed the sale of the Van Moer business on October 5, 2018, and received cash proceeds of €7.0 million ($8.1 million). VF recorded a $22.4 million final loss on sale, which was included in the other income (expense), net line item in the Consolidated Statement of Income for the year ended March 2019.
Spin-Off of Jeans Business

On August 13, 2018, VF announced its intention to spin-off its Jeans business, which will include the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF Outlet™ business, into an independent, publicly traded company. For the year ended March 2019, the Company incurred $131.7 million of separation and related expenses associated with the spin-off. Of these expenses, VF recognized $104.9 million in selling, general and administrative expenses and $26.8 million in cost of goods sold for the year ended March 2019. The spin-off was completed on May 22, 2019. Refer to Note 26 for additional information.
NOTE 5 — ACCOUNTS RECEIVABLE

(In thousands)	March 2019	March 2018	December 2017
Trade	$1,625,495	$1,347,896	$1,365,321
Royalty and other	111,677	85,684	90,931
Total accounts receivable	1,737,172	1,433,580	1,456,252
Less allowance for doubtful accounts	28,376	24,993	26,266
Accounts receivable, net	$1,708,796	$1,408,587	$1,429,986

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. This agreement was amended in August 2018 to permit up to $377.5 million of VF's accounts receivable to be sold to the financial institution and remain outstanding at any point in time, compared to the $367.5 million limit in place at March 2018 and December 2017. VF removes the accounts receivable from the Consolidated Balance Sheets at the time of sale. VF does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution. During the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016, VF sold total accounts receivable of $1,110.7 million, $258.5 million, $1,180.7 million and $1,333.9 million, respectively. As of March 2019, March 2018 and December 2017, $182.1 million, $191.2 million and $219.1 million, respectively, of the sold accounts receivable had been removed from the Consolidated Balance Sheets but remained outstanding with the financial institution. The funding fee charged by the financial institution is included in the other income (expense), net line item in the Consolidated

F-26 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Statements of Income, and was $5.8 million for the year ended March 2019, $1.1 million for the three months ended March 2018, $3.9 million for the year ended December 2017 and $3.4 million for the year ended December 2016. Net proceeds of this program are classified in operating activities in the Consolidated Statements of Cash Flows.
NOTE 6 — INVENTORIES

(In thousands)	March 2019	March 2018	December 2017
Finished products	$1,711,264	$1,654,137	$1,490,788
Work-in-process	114,356	103,757	110,467
Raw materials	117,410	103,547	105,354
Total inventories	$1,943,030	$1,861,441	$1,706,609
NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

(In thousands)	March 2019	March 2018	December 2017
Land and improvements	$100,715	$103,158	$104,257
Buildings and improvements	1,113,917	1,076,091	1,070,884
Machinery and equipment	1,377,306	1,295,186	1,314,382
Property, plant and equipment, at cost	2,591,938	2,474,435	2,489,523
Less accumulated depreciation and amortization	1,534,670	1,462,818	1,474,885
Property, plant and equipment, net	$1,057,268	$1,011,617	$1,014,638
NOTE 8 — INTANGIBLE ASSETS

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2019
Amortizable intangible assets:
Customer relationships	17 years	Accelerated	$341,625	$143,433	$198,192
License agreements	19 years	Accelerated	7,536	4,729	2,807
Trademarks	16 years	Straight-line	58,932	12,209	46,723
Other	8 years	Straight-line	8,202	4,170	4,032
Amortizable intangible assets, net					251,754
Indefinite-lived intangible assets:
Trademarks and trade names					1,772,523
Intangible assets, net					$2,024,277

VF Corporation Fiscal 2019 Form 10-K F-27

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2018
Amortizable intangible assets:
Customer relationships	18 years	Accelerated	$344,613	$143,069	$201,544
License agreements	20 years	Accelerated	20,171	13,915	6,256
Trademarks	16 years	Straight-line	58,932	8,309	50,623
Other	9 years	Straight-line	9,194	4,024	5,170
Amortizable intangible assets, net					263,593
Indefinite-lived intangible assets:
Trademarks and trade names					1,856,517
Intangible assets, net					$2,120,110

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2017
Amortizable intangible assets:
Customer relationships	18 years	Accelerated	$338,209	$133,994	$204,215
License agreements	20 years	Accelerated	19,996	13,660	6,336
Trademarks	16 years	Straight-line	58,932	7,333	51,599
Other	9 years	Straight-line	9,001	3,648	5,353
Amortizable intangible assets, net					267,503
Indefinite-lived intangible assets:
Trademarks and trade names					1,822,278
Intangible assets, net					$2,089,781

Intangible assets decreased during the year ended March 2019 due to the divestiture of the Reef® brand business and foreign currency fluctuations, which were partially offset by the addition of intangible assets from the Icebreaker and Altra acquisitions.
VF did not record any impairment charges in the year ended March 2019, the three months ended March 2018 or the year ended December 2017. In the year ended December 2016, VF recorded an impairment charge of $40.3 million to write off the remaining trademark asset balance for the lucy® brand, which was part of the former Outdoor and Action Sports segment. Refer to Note 22 for additional information on the fair value measurements.
Amortization expense (excluding impairment charges) for the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016 was $30.7 million, $7.6 million, $20.0 million and $18.8 million, respectively. Estimated amortization expense for the next five fiscal years is $30.0 million, $28.5 million, $26.8 million, $25.3 million and $24.3 million, respectively.

Rock & Republic® Impairment Analysis
The Rock & Republic® brand has an exclusive wholesale distribution and licensing arrangement with Kohl's Corporation that covers all branded apparel, accessories and other merchandise. As of June 30, 2018, VF performed a quantitative impairment analysis of the Rock & Republic® amortizing trademark intangible asset to determine if the carrying value was recoverable. We determined this testing was necessary based on the expectation that certain customer contract terms would be modified. Management used the income-based relief-from-royalty method and the contractual 4% royalty rate to calculate the pre-tax undiscounted future cash flows. Based on the analysis performed, management concluded that the trademark intangible asset did not require further testing as the undiscounted cash flows exceeded the carrying value of $49.0 million.
It is possible that VF's conclusion regarding the recoverability of the intangible asset could change in future periods as there can be no assurance that the estimates and assumptions used in the analysis as of June 30, 2018 will prove to be accurate predictions of the future.

F-28 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Jeans	Total
Balance, December 2016	$832,937	$429,354	$89,011	$203,365	$1,554,667
2017 acquisition	—	—	92,837	—	92,837
Currency translation	9,337	27,420	(140)	8,523	45,140
Balance, December 2017	842,274	456,774	181,708	211,888	1,692,644
Measurement period adjustment to 2017 acquisition (Note 3)	—	—	(9,974)	—	(9,974)
Currency translation	2,452	6,413	738	946	10,549
Balance, March 2018	844,726	463,187	172,472	212,834	1,693,219
Fiscal 2019 acquisitions	151,662	—	—	—	151,662
Fiscal 2019 divestitures	—	(48,329)	(52)	—	(48,381)
Currency translation	(12,499)	(20,902)	(1,604)	(6,611)	(41,616)
Balance, March 2019	$983,889	$393,956	$170,816	$206,223	$1,754,884

In connection with the realignment of the Company's segment reporting structure, the Company allocated goodwill to any newly identified reporting units using a relative fair value approach as of the first day of the first quarter of Fiscal 2019. Balances as of March 2018, December 2017 and December 2016 have been retrospectively adjusted to reflect the reallocation. Refer to Note 19 for additional information regarding the Company's reportable segments.
VF did not record any impairment charges in the year ended March 2019, the three months ended March 2018 or the year ended December 2017 based on the results of its goodwill impairment testing. In the year ended December 2016, VF recorded an impairment charge of $39.3 million to write off the remaining goodwill balance related to its lucy® brand reporting unit, which was part of the former Outdoor and Action Sports segment. Refer to Note 22 for additional information on fair value measurements.
During the three months ended March 2018, VF completed the previously announced wind down of the lucy® brand operations. As of March 2018, VF has removed $51.6 million of goodwill and accumulated impairment charges related to the lucy® brand reporting unit, which previously had been fully impaired.
During the year ended March 2019, the Company completed the sales of the Reef® brand and Van Moer businesses, at which time the remaining goodwill of $48.4 million related to these reporting units was removed from the Consolidated Balance Sheet. Accumulated impairment charges for the goodwill removed from the Active segment were $31.1 million for the year ended March 2019. Refer to Note 4 for additional information regarding the divestitures.
There are no remaining accumulated impairment charges as of March 2019.

VF Corporation Fiscal 2019 Form 10-K F-29

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

NOTE 10 — OTHER ASSETS

(In thousands)	March 2019	March 2018	December 2017
Computer software, net of accumulated amortization of: March 2019 - $215,491; March 2018 - $183,200; December 2017 - $171,147	$224,601	$239,935	$232,237
Investments held for deferred compensation plans (Note 15)	206,633	201,870	203,780
Deferred income taxes (Note 18)	109,551	105,493	103,601
Pension assets (Note 15)	117,405	76,671	82,296
Deposits	53,602	45,321	45,225
Partnership stores and shop-in-shop costs, net of accumulated amortization of: March 2019 - $100,125; March 2018 - $123,812; December 2017 - $118,643	31,655	33,161	34,149
Derivative financial instruments (Note 23)	9,189	4,659	2,199
Other investments	13,071	12,433	12,697
Deferred line of credit issuance costs	2,121	961	1,078
Other	79,071	82,537	66,413
Other assets	$846,899	$803,041	$783,675
NOTE 11 — SHORT-TERM BORROWINGS

(In thousands)	March 2019	March 2018	December 2017
Commercial paper borrowings	$650,000	$1,500,000	$705,000
International borrowing arrangements	15,055	25,106	24,384
Short-term borrowings	$665,055	$1,525,106	$729,384

In December 2018, VF entered into a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires December 2023. The Global Credit Facility replaced VF's $2.25 billion revolving facility which was scheduled to expire in April 2020. VF may request an unlimited number of one year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including share repurchases and acquisitions. Borrowings under the Global Credit Facility are priced at a credit spread of 81.0 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 6.5 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings. The prior revolving credit facility was priced at a credit spread of 80.5 basis points over the appropriate LIBOR benchmark for each currency and VF was required to pay a facility fee to the lenders equal to 7.0 basis points of the committed amount of the facility.
The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated indebtedness to consolidated capitalization ratio, as defined therein, equal to or below 60%. If VF fails in the performance of any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. As of March 2019, VF was in compliance with all covenants.
VF’s commercial paper program allows for borrowings of up to $2.25 billion to the extent it has borrowing capacity under the Global Credit Facility. Outstanding commercial paper borrowings totaled $650.0 million, $1.50 billion and $705.0 million at March 2019, March 2018 and December 2017, respectively. The Global Credit Facility also had $15.3 million of outstanding standby letters of credit issued on behalf of VF as of March 2019, March 2018 and December 2017, leaving $1.58 billion, $734.7 million and $1.53 billion as of March 2019, March 2018 and December 2017, respectively, available for borrowing against this facility.
VF has $179.5 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $15.1 million, $25.1 million and $24.4 million at March 2019, March 2018 and December 2017, respectively. Borrowings under these arrangements had a weighted average interest rate of 24.6%, 12.0% and 9.9% at March 2019, March 2018 and December 2017, respectively, excluding accepted letters of credit which are non-interest bearing to VF. The interest-bearing borrowings include short-term borrowings in Argentina.

F-30 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

NOTE 12 — ACCRUED LIABILITIES

(In thousands)	March 2019	March 2018	December 2017
Compensation	$341,988	$135,247	$249,929
Customer discounts and allowances	225,484	28,604	46,169
Other taxes	153,355	160,173	155,969
Income taxes	68,054	67,417	134,837
Restructuring	86,602	42,757	32,438
Advertising	40,938	40,322	48,554
Freight, duties and postage	40,703	46,281	43,584
Deferred compensation (Note 15)	18,226	33,590	38,885
Interest	23,250	25,483	16,317
Derivative financial instruments (Note 23)	18,590	96,087	87,205
Insurance	15,634	18,867	17,814
Product warranty claims (Note 14)	12,618	12,862	12,833
Pension liabilities (Note 15)	10,260	32,814	27,277
Other	240,851	197,923	234,724
Accrued liabilities	$1,296,553	$938,427	$1,146,535
NOTE 13 — LONG-TERM DEBT

(In thousands)	March 2019	March 2018	December 2017
3.50% notes, due 2021	$498,450	$497,852	$497,705
0.625% notes, due 2023	949,049	1,041,577	1,015,500
6.00% notes, due 2033	292,982	292,648	292,568
6.45% notes, due 2037	346,534	346,346	346,300
Capital leases	34,132	40,397	41,881
Total long-term debt	2,121,147	2,218,820	2,193,954
Less current portion	5,263	6,265	6,165
Long-term debt, due beyond one year	$2,115,884	$2,212,555	$2,187,789

Interest payments are due annually on the 2023 notes and semiannually on all other notes.
All notes, along with any amounts outstanding under the Global Credit Facility (Note 11), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. As of March 2019, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2021, 2023 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest.

VF may redeem its notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 20 basis points for the 2021 notes, 15 basis points for the 2023 and 2033 notes, and 25 basis points for the 2037 notes, plus accrued interest to the redemption date. In addition, the 2021 and 2023 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity.
The 2021 notes have a principal balance of $500.0 million and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 4.69%, including amortization of a deferred loss on an interest rate hedging contract (Note 23), original issue discount and debt issuance costs.
The 2023 notes have a principal balance of €850.0 million and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an

VF Corporation Fiscal 2019 Form 10-K F-31

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

effective annual interest rate of 0.712% which includes amortization of original issue discount and debt issuance costs. The Company has designated these notes as a net investment hedge of VF's investment in certain foreign operations. Refer to Note 23 for additional information.
The 2033 notes have a principal balance of $300.0 million and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 6.19%, including amortization of a deferred gain on an interest rate hedging contract (Note 23), original issue discount and debt issuance costs.

The 2037 notes have a principal balance of $350.0 million and are recorded net of unamortized debt issuance costs.
Capital leases relate primarily to buildings and improvements (Note 7), expire at dates through 2036 and have an effective interest rate of 3.37%. Assets under capital leases are included in property, plant and equipment at a cost of $66.2 million, less accumulated amortization of $40.6 million, $35.2 million and $33.8 million at March 2019, March 2018 and December 2017, respectively.
The scheduled payments of long-term debt and future minimum lease payments for capital leases at the end of Fiscal 2019 for the next five fiscal years and thereafter are summarized as follows:

(In thousands)	Notes and Other	Capital Leases	Total
2020	$—	$6,293	$6,293
2021	—	6,040	6,040
2022	500,000	2,287	502,287
2023	—	1,614	1,614
2024	953,785	1,691	955,476
Thereafter	650,000	23,495	673,495
	2,103,785	41,420	2,145,205
Less unamortized debt discount	6,531	—	6,531
Less unamortized debt issuance costs	10,239	—	10,239
Less amounts representing interest	—	7,288	7,288
Total long-term debt	2,087,015	34,132	2,121,147
Less current portion	—	5,263	5,263
Long-term debt, due beyond one year	$2,087,015	$28,869	$2,115,884
NOTE 14 — OTHER LIABILITIES

(In thousands)	March 2019	March 2018	December 2017
Deferred income taxes (Note 18)	$68,864	$40,887	$58,036
Deferred compensation (Note 15)	181,110	198,780	201,116
Income taxes	629,176	632,321	628,713
Pension liabilities (Note 15)	174,982	176,582	189,191
Deferred rent credits	96,276	87,267	85,857
Product warranty claims	49,301	49,689	49,733
Derivative financial instruments (Note 23)	3,747	10,087	12,833
Other	77,325	76,217	81,234
Other liabilities	$1,280,781	$1,271,830	$1,306,713

F-32 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

VF accrues warranty costs at the time revenue is recognized. Product warranty costs are estimated based on historical experience and specific identification of the product requirements, which may fluctuate based on product mix. Activity relating to accrued product warranty claims is summarized as follows:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Balance, beginning of year	$62,551	$62,566	$62,872	$63,114
Accrual for products sold during the year	13,082	3,828	10,584	12,022
Repair or replacement costs incurred	(12,778)	(4,126)	(12,654)	(11,956)
Currency translation	(936)	283	1,764	(308)
Balance, end of year	61,919	62,551	62,566	62,872
Less current portion (Note 12)	12,618	12,862	12,833	12,993
Long-term portion	$49,301	$49,689	$49,733	$49,879
NOTE 15 — RETIREMENT AND SAVINGS BENEFIT PLANS

VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.
Defined Benefit Pension Plans

Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time U.S. employees employed before 2005 (the “U.S. qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations

(the “U.S. nonqualified plan”). The U.S. qualified plan is fully funded at the end of Fiscal 2019, and VF’s net underfunded status primarily relates to obligations under the unfunded U.S. nonqualified plan. The U.S. qualified and nonqualified plans comprise 91% of VF’s total defined benefit plan assets and 88% of VF’s total projected benefit obligations at March 2019, and the remainder relates to non-U.S. defined benefit plans. A March 31 measurement date is used to value plan assets and obligations for all pension plans.
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
The components of pension cost for VF’s defined benefit plans were as follows:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Service cost — benefits earned during the period	$22,352	$5,912	$24,890	$25,839
Interest cost on projected benefit obligations	63,434	14,825	58,989	68,020
Expected return on plan assets	(93,409)	(25,314)	(94,807)	(99,540)
Settlement charges	8,856	—	—	50,922
Curtailments	9,530	—	1,671	—
Amortization of deferred amounts:
Net deferred actuarial losses	28,474	8,548	41,440	65,212
Deferred prior service costs	494	647	2,646	2,584
Total pension expense	$39,731	$4,618	$34,829	$113,037
Weighted average actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	3.85%	3.58%	4.08%	4.54%
Discount rate in effect for determining interest cost	3.51%	3.13%	3.26%	3.56%
Expected long-term return on plan assets	5.58%	5.72%	5.72%	5.81%
Rate of compensation increase	3.73%	3.73%	3.78%	3.90%

VF Corporation Fiscal 2019 Form 10-K F-33

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

In Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified and U.S. nonqualified plans, effective December 31, 2018. Accordingly, the Company recognized a $9.5 million pension curtailment loss in the other income (expense), net line item in the Consolidated Statement of Income for the year ended March 2019.
In the year ended December 2017, the Company recorded curtailment charges of $1.7 million which comprised (i) $1.1 million within the U.S. qualified plan related to the sale of the Licensing Business (recorded in the income (loss) from discontinued operations, net of tax line item), and (ii) $0.6 million within the U.S. nonqualified plan related to restructuring initiatives (recorded in the other income (expense), net line item in the Consolidated Statement of Income).
In the year ended March 2019, VF reported $8.9 million in settlement charges in the other income (expense), net line item in the Consolidated Statement of Income related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan.
In the year ended December 2016, the Company offered former employees in the U.S. qualified plan a one-time option to receive a distribution of their deferred vested benefits. Approximately 9,400 participants accepted a distribution, representing 66% of eligible participants and a 23% reduction in the total number of plan participants at the beginning of the year. In December 2016, the plan paid $197.1 million in lump-sum distributions to settle $224.7 million of projected benefit obligations related to these participants. VF recorded $50.9 million in settlement charges during the year ended December 2016 to recognize the related deferred actuarial losses in accumulated OCI.
The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each period, and the funded status at the end of each period:

(In thousands)	March 2019	March 2018	December 2017
Fair value of plan assets, beginning of period	$1,751,760	$1,809,649	$1,673,297
Actual return on plan assets	82,947	(39,495)	204,017
VF contributions	41,581	3,205	9,807
Participant contributions	4,136	1,018	4,011
Benefits paid	(118,513)	(27,441)	(93,900)
Currency translation	(10,817)	4,824	12,417
Fair value of plan assets, end of period	1,751,094	1,751,760	1,809,649
Projected benefit obligations, beginning of period	1,884,485	1,943,821	1,808,327
Service cost	22,352	5,912	24,890
Interest cost	63,434	14,825	58,989
Participant contributions	4,136	1,018	4,011
Actuarial loss (gain)	10,653	(59,511)	131,040
Benefits paid	(118,513)	(27,441)	(93,900)
Plan amendments	715	—	—
Curtailments	(33,826)	—	(5,664)
Currency translation	(14,505)	5,861	16,128
Projected benefit obligations, end of period	1,818,931	1,884,485	1,943,821
Funded status, end of period	$(67,837)	$(132,725)	$(134,172)
Pension benefits are reported in the Consolidated Balance Sheets as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

F-34 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

(In thousands)	March 2019	March 2018	December 2017
Amounts included in Consolidated Balance Sheets:
Other assets (Note 10)	$117,405	$76,671	$82,296
Accrued liabilities (Note 12)	(10,260)	(32,814)	(27,277)
Other liabilities (Note 14)	(174,982)	(176,582)	(189,191)
Funded status	$(67,837)	$(132,725)	$(134,172)
Accumulated other comprehensive loss, pretax:
Net deferred actuarial losses	$399,093	$452,329	$454,463
Deferred prior service costs	563	9,878	10,533
Total accumulated other comprehensive loss, pretax	$399,656	$462,207	$464,996
Accumulated benefit obligations	$1,778,910	$1,783,600	$1,837,776
Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	3.68%	3.76%	3.46%
Rate of compensation increase (a)	2.74%	3.73%	3.73%

(a)	Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.
Accumulated benefit obligations at any measurement date are the present value of vested and unvested pension benefits earned, without considering projected future compensation increases. Projected benefit obligations are the present value of vested and unvested pension benefits earned, considering projected future compensation increases.
Deferred actuarial gains and losses are changes in the amount of either the benefit obligation or the value of plan assets resulting from differences between expected amounts for a year using actuarial assumptions and the actual results for that year. These amounts are deferred as a component of accumulated OCI and amortized to pension expense in future years. For the U.S. qualified plan, amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets, and (ii) 20% of projected benefit obligations are amortized over the expected average life expectancy of all participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. For the U.S. nonqualified plan, amounts in excess of 10% of the pension benefit obligations are amortized on a straight-line basis over the expected average life expectancy of all participants.
Deferred prior service costs related to plan amendments are also recorded in accumulated OCI and amortized to pension expense on a straight-line basis over the average remaining years of service for active employees.
The estimated amounts of accumulated OCI to be amortized to pension expense in Fiscal 2020 are $16.0 million of deferred actuarial losses and an insignificant amount of deferred prior service costs.
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

VF Corporation Fiscal 2019 Form 10-K F-35

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

The fair value of investments held by VF’s defined benefit plans at March 2019, March 2018 and December 2017, by asset class, is summarized below. Refer to Note 22 for a description of the three levels of the fair value measurement hierarchy.

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2019
Plan assets
Cash equivalents	$3,023	$3,023	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	7	—	7	—
Insurance contracts	71,521	—	71,521	—
Commodities	(347)	(347)	—	—
Total plan assets in the fair value hierarchy	$74,204	$2,676	$71,528	$—
Plan assets measured at net asset value
Cash equivalents	36,349
Equity securities:
Domestic	82,659
International	97,766
Fixed income securities:
Corporate and international bonds	1,309,123
Alternative investments	150,993
Total plan assets measured at net asset value	1,676,890
Total plan assets	$1,751,094

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2018
Plan assets
Cash equivalents	$14,694	$14,694	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	8	—	8	—
Insurance contracts	67,444	—	67,444	—
Commodities	(7,091)	(7,091)	—	—
Total plan assets in the fair value hierarchy	$75,055	$7,603	$67,452	$—
Plan assets measured at net asset value
Cash equivalents	38,833
Equity securities:
Domestic	114,958
International	155,330
Fixed income securities:
Corporate and international bonds	1,211,103
Alternative investments	156,481
Total plan assets measured at net asset value	1,676,705
Total plan assets	$1,751,760

F-36 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
December 2017
Plan assets
Cash equivalents	$8,191	$8,191	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	8	—	8	—
Insurance contracts	69,448	—	69,448	—
Commodities	(372)	(372)	—	—
Total plan assets in the fair value hierarchy	$77,275	$7,819	$69,456	$—
Plan assets measured at net asset value
Cash equivalents	36,313
Equity securities:
Domestic	152,154
International	173,608
Fixed income securities:
Corporate and international bonds	1,215,558
Alternative investments	154,741
Total plan assets measured at net asset value	1,732,374
Total plan assets	$1,809,649

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
VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as determined by management. VF does not currently plan to make any contributions to the U.S. qualified plan during Fiscal 2020, and intends to make approximately $17.7 million of contributions to its other defined benefit plans during Fiscal 2020. The estimated future benefit payments for all of VF’s defined benefit plans, on a calendar year basis, are approximately $94.6 million in 2020, $96.2 million in 2021, $99.2 million in 2022, $101.3 million in 2023, $103.1 million in 2024 and $531.3 million for the years 2025 through 2029.
Other Retirement and Savings Plans
VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds and a separately managed fixed-income fund. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Expense under this plan was $1.7 million in the year ended March 2019, $0.5 million in the three months ended March 2018, $1.3 million in the year ended December 2017 and $1.7 million in the year ended December 2016. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At March 2019, VF’s liability to participants under all deferred compensation plans was $199.3 million, of which $18.2 million was recorded in accrued liabilities (Note 12) and $181.1 million was recorded in other liabilities (Note 14).
VF has purchased (i) publicly traded mutual funds and a separately managed fixed-income fund in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities, and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation

VF Corporation Fiscal 2019 Form 10-K F-37

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

plans of acquired companies, which are primarily invested in life insurance contracts. At March 2019, the fair value of investments held for all deferred compensation plans was $224.4 million, of which $17.8 million was recorded in other current assets and $206.6 million was recorded in other assets (Note 10). Realized and unrealized gains and losses on these deferred compensation assets are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.

VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $46.4 million in the year ended March 2019, $16.8 million in the three months ended March 2018, $41.2 million in the year ended December 2017 and $39.7 million in the year ended December 2016.
NOTE 16 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During the year ended March 2019, the Company purchased 1.9 million shares of Common Stock in open market transactions for $150.0 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016, VF restored 2.2 million, 3.4 million, 22.3 million and 16.1 million treasury shares, respectively, to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of March 2019, March 2018, December 2017 or December 2016. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
VF Common Stock was also held by the Company’s deferred compensation plans (Note 15) and was treated as treasury shares for financial reporting purposes. During the year ended March 2019, the Company purchased 7,680 shares of Common Stock in open market transactions for $0.7 million. As of March 2019, there were no shares held in the Company's deferred compensation plans.
Balances related to shares held for deferred compensation plans were as follows:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands, except share amounts)	2019	2018	2017	2016
Shares held for deferred compensation plans	—	284,785	317,515	439,667
Cost of shares held for deferred compensation plans	$—	$3,621	$3,901	$5,464
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

(In thousands)	March 2019	March 2018	December 2017
Foreign currency translation and other	$(725,679)	$(476,869)	$(546,201)
Defined benefit pension plans	(243,184)	(289,618)	(291,949)
Derivative financial instruments	66,788	(97,543)	(87,990)
Accumulated other comprehensive income (loss)	$(902,075)	$(864,030)	$(926,140)

F-38 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

The changes in accumulated OCI, net of related taxes, are as follows:

(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2015	$(718,169)	$(372,195)	$47,142	$(1,043,222)
Other comprehensive income (loss) before reclassifications	(76,410)	(4,357)	81,036	269
Amounts reclassified from accumulated other comprehensive income (loss)	—	73,855	(72,365)	1,490
Net other comprehensive income (loss)	(76,410)	69,498	8,671	1,759
Balance, December 2016	(794,579)	(302,697)	55,813	(1,041,463)
Other comprehensive income (loss) before reclassifications	248,378	(17,970)	(123,080)	107,328
Amounts reclassified from accumulated other comprehensive income (loss)	—	28,718	(20,723)	7,995
Net other comprehensive income (loss)	248,378	10,748	(143,803)	115,323
Balance, December 2017	(546,201)	(291,949)	(87,990)	(926,140)
Other comprehensive income (loss) before reclassifications	69,332	(4,852)	(21,078)	43,402
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,183	11,525	18,708
Net other comprehensive income (loss)	69,332	2,331	(9,553)	62,110
Balance, March 2018	(476,869)	(289,618)	(97,543)	(864,030)
Other comprehensive income (loss) before reclassifications	(248,810)	10,444	137,218	(101,148)
Amounts reclassified from accumulated other comprehensive income (loss)	—	35,990	27,113	63,103
Net other comprehensive income (loss)	(248,810)	46,434	164,331	(38,045)
Balance, March 2019	$(725,679)	$(243,184)	$66,788	$(902,075)

VF Corporation Fiscal 2019 Form 10-K F-39

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Reclassifications out of accumulated OCI are as follows:

(In thousands)	Affected Line Item in the Consolidated Statements of Income	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
Details About Accumulated Other Comprehensive Income (Loss) Components
		2019	2018	2017	2016
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(28,474)	$(8,548)	$(41,440)	$(65,212)
Deferred prior service costs	Other income (expense), net	(494)	(647)	(2,646)	(2,584)
Pension settlement charges	Other income (expense), net	(8,856)	—	—	(50,922)
Pension curtailment losses	Other income (expense), net	(9,530)	—	(566)	—
Pension curtailment loss	Income (loss) from discontinued operations, net of tax	—	—	(1,105)	—

Total before tax		(47,354)	(9,195)	(45,757)	(118,718)
Tax benefit		11,364	2,012	17,039	44,863
Net of tax		(35,990)	(7,183)	(28,718)	(73,855)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	1,774	4,948	33,641	28,798
Foreign exchange contracts	Cost of goods sold	(20,686)	(13,286)	610	84,613
Foreign exchange contracts	Selling, general and administrative expenses	(4,772)	(1,981)	(3,610)	(4,314)

Foreign exchange contracts	Other income (expense), net	355	(2,427)	(1,851)	2,864
Interest rate contracts	Interest expense	(5,012)	(1,214)	(4,723)	(4,504)
Total before tax		(28,341)	(13,960)	24,067	107,457
Tax benefit (expense)		1,228	2,435	(3,344)	(35,092)
Net of tax		(27,113)	(11,525)	20,723	72,365
Total reclassifications for the period, net of tax		$(63,103)	$(18,708)	$(7,995)	$(1,490)

F-40 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

NOTE 17 — STOCK-BASED COMPENSATION

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
Total stock-based compensation cost and the associated income tax benefits recognized in the Consolidated Statements of Income, and stock-based compensation costs included in inventory in the Consolidated Balance Sheets, are as follows:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Stock-based compensation cost	$105,157	$25,440	$81,641	$67,762
Income tax benefits	23,650	5,771	26,697	22,870
Stock-based compensation costs included in inventory at period end	3,165	2,236	1,938	1,332

At the end of March 2019, there was $56.0 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of 1 year.
At the end of March 2019, there were 27,710,266 shares available for future grants of stock options and stock awards under the 1996

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
The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
	2019	2018	2017	2016
Expected volatility	22% to 29%	24% to 29%	23% to 30%	21% to 29%
Weighted average expected volatility	25%	25%	24%	24%
Expected term (in years)	6.1 to 7.5	6.1 to 7.6	6.3 to 7.7	6.3 to 7.6
Weighted average dividend yield	2.6%	2.9%	2.8%	2.2%
Risk-free interest rate	2.1% to 3.2%	1.9% to 2.9%	0.7% to 2.4%	0.4% to 1.7%
Weighted average fair value at date of grant	$16.82	$15.34	$9.90	$12.08

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

VF Corporation Fiscal 2019 Form 10-K F-41

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Stock option activity for the three-month period ended March 2018 and the year ended March 2019 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 2017	14,250,084	$52.03
Granted	1,843,749	74.80
Exercised	(1,484,537)	38.94
Forfeited/cancelled	(117,782)	66.36
Outstanding, March 2018	14,491,514	56.15
Granted	101,197	81.01
Exercised	(4,316,539)	46.86
Forfeited/cancelled	(365,962)	65.27
Outstanding, March 2019	9,910,210	$60.11	6.7	$265,734
Exercisable, March 2019	7,781,198	$58.60	6.2	$220,251

The total fair value of stock options that vested during the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016 was $26.8 million, $28.3 million, $28.0 million and $26.7 million, respectively. The total intrinsic value of stock options exercised during the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016 was $171.6 million, $57.3 million, $106.7 million and $86.6 million, respectively.

Restricted Stock Units

VF grants performance-based RSUs that enable employees to receive shares of VF Common Stock at the end of a three-year period. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. For performance-based RSUs granted prior to February 2018, the number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Talent and Compensation Committee of the Board of Directors. For performance-based RSUs granted in the three months ended March 2018 and Fiscal 2019, the number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. For all performance-based RSUs, shares are issued to participants in the year following the conclusion of each three-year performance period.
The actual number of shares earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Consumer Discretionary Index for grants issued in the three months ended March 2018 and Fiscal 2019, and the Standard & Poor's 500 Index for grants issued in the years ended December 2017 and 2016. The grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was

$4.61, $4.61, $2.67 and $4.48 per share for the year ended March 2019, three-month period ended March 2018 and years ended December 2017 and 2016 performance-based RSU grants, respectively.
VF also grants nonperformance-based RSUs to certain key employees in international jurisdictions and to nonemployee members of the Board of Directors. Each nonperformance-based RSU entitles the holder to one share of VF Common Stock. The employee nonperformance-based RSUs generally vest over periods of up to four years from the date of grant. The nonperformance-based RSUs granted to nonemployee members of the Board of Directors vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant.
In addition, VF began making nonperformance-based RSU grants to employees as part of its annual stock compensation program beginning in the three months ended March 2018. Each nonperformance-based RSU entitles the holder to one share of VF Common Stock. These awards generally vest 50% over a two-year period and 50% over a four-year period from the date of grant.
Dividend equivalents on the RSUs accrue without compounding and are payable in additional shares of VF Common Stock when the RSUs vest. Dividend equivalents are subject to the same risk of forfeiture as the RSUs.

F-42 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

RSU activity for the three-month period ended March 2018 and the year ended March 2019 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 2017	1,504,551	$62.22	335,093	$60.72
Granted	351,490	74.80	407,074	74.80
Issued as Common Stock	(405,871)	75.33	(34,964)	56.11
Forfeited/cancelled	(12,154)	63.64	(10,780)	72.45
Outstanding, March 2018	1,438,016	61.58	696,423	69.00
Granted	19,099	80.39	82,799	79.21
Issued as Common Stock	—	—	(58,165)	69.08
Forfeited/cancelled	(60,439)	65.20	(56,224)	73.54
Outstanding, March 2019	1,396,676	$61.68	664,833	$69.88
Vested, March 2019	859,332	$61.37	69,139	$74.80

The weighted average fair value of performance-based RSUs granted during the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016 was $80.39, $74.80, $53.69 and $61.31 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2019 was $121.4 million. Awards earned and vested for the three-year performance period ended in December 2017 and distributed in early 2018 totaled 450,175 shares of VF Common Stock having a value of $36.4 million. Similarly, 480,555 shares of VF Common Stock having a value of $24.3 million were earned for the performance period ended in December 2016.

The weighted average fair value of nonperformance-based RSUs granted during the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016 was $79.21, $74.80, $57.49 and $61.83 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2019 was $57.8 million.

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
Restricted stock activity for the three-month period ended March 2018 and the year ended March 2019 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, December 2017	684,963	$57.01
Granted	56,331	74.70
Dividend equivalents	4,188	74.40
Vested	(53,203)	57.90
Forfeited	(11,068)	68.25
Nonvested shares, March 2018	681,211	58.33
Granted	79,188	79.99
Dividend equivalents	15,468	82.02
Vested	(99,682)	67.41
Forfeited	(49,460)	62.76
Nonvested shares, March 2019	626,725	$59.86

VF Corporation Fiscal 2019 Form 10-K F-43

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Nonvested shares of restricted stock had a market value of $54.5 million at the end of March 2019. The market value of the shares that vested during the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016 was $8.7 million, $3.9 million, $19.4 million and $3.9 million, respectively.
NOTE 18 — INCOME TAXES
The provision for income taxes was computed based on the following amounts of income from continuing operations before income taxes:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Domestic	$337,066	$4,163	$364,846	$301,760
Foreign	1,190,338	289,970	1,051,649	982,956
Income before income taxes	$1,527,404	$294,133	$1,416,495	$1,284,716
The provision for income taxes consisted of:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Current:
Federal	$143,872	$(4,864)	$618,611	$115,570
Foreign	164,974	36,634	135,007	123,960
State	22,455	896	21,506	37,957
	331,301	32,666	775,124	277,487
Deferred:
Federal and state	(53,715)	(13,656)	(76,039)	(63,610)
Foreign	(9,186)	13,959	(3,799)	(8,015)
	(62,901)	303	(79,838)	(71,625)
Income taxes	$268,400	$32,969	$695,286	$205,862

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. Generally, accounting for the impacts of newly enacted tax legislation is required to be completed in the period of enactment, however in response to the complexities and ambiguity surrounding the Tax Act, the SEC released SAB 118 to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC provided a one-year measurement period for companies to analyze and finalize accounting for the Tax Act. During the one-year measurement period, SAB 118 allowed companies to recognize provisional amounts when reasonable estimates could be made for the impacts resulting from the Tax Act.
VF finalized its accounting for the Tax Act during the one-year measurement period under SAB 118, and recognized additional net charges of $18.2 million, primarily comprised of $14.3 million tax expense related to the transition tax, additional tax benefits of $0.3 million related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%, and $4.2 million tax expense related to establishing a deferred tax liability for foreign withholding taxes, resulting in a cumulative net charge of $483.7 million. The measurement period adjustments include $5.1 million of net tax benefit recognized in the three months ended March 2018 and $23.3 million of net tax expense recognized during the year ended March 2019.
On January 15, 2019 final regulations under Section 965 related to the transition tax were released. After analyzing these regulations, the Company recorded an additional net charge of $13.9 million, primarily comprised of $20.7 million tax expense related to transition tax and a net tax benefit of $6.8 million related to a reduction in unrecognized tax benefits as a result of the final regulations.
The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. At March 30, 2019, a noncurrent income tax payable of approximately $416.1 million attributable to the transition tax is reflected in the other liabilities line item of the Consolidated Balance Sheet.
The Tax Act created a new tax on certain GILTI from foreign operations. Under GAAP, companies may make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company completed its analysis of the effects of the GILTI provisions and determined it will treat the taxes resulting from GILTI as a current-period expense, which is consistent with the treatment prior to the accounting policy election.

F-44 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense reported in the consolidated financial statements are as follows:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Tax at federal statutory rate	$320,755	$61,768	$495,772	$449,650
State income taxes, net of federal tax benefit	32,954	(4,745)	23,684	24,426
Foreign rate differences	(84,702)	(9,227)	(217,131)	(262,392)
Tax reform	37,262	(5,107)	465,501	—
Capital losses	—	—	(67,032)	—
Valuation allowances (federal)	—	977	37,296	—
Stock compensation (federal)	(26,398)	(10,060)	(22,826)	(25,135)
Other	(11,471)	(637)	(19,978)	19,313
Income taxes	$268,400	$32,969	$695,286	$205,862

Income tax expense includes tax benefits of $6.3 million, $9.8 million, $10.1 million and $19.4 million in the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016, respectively, from favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.
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
On December 22, 2016, Belgium adopted a law which entitled the Belgium tax authorities to issue tax assessments, and demand timely payments from companies which benefited from the excess profits regime. On January 10, 2017, VF Europe BVBA received an assessment for €31.9 million tax and interest related to excess profits benefits received in prior years. VF Europe BVBA remitted €31.9 million ($33.9 million) on January 13, 2017, which was recorded as an income tax receivable in 2017 based on the expected success of the aforementioned requests for annulment. An additional assessment of €3.1 million ($3.8 million) was received and paid in January 2018. On February 14, 2019 the General Court annulled the EU decision and on April 26, 2019 the EU appealed the General Court's annulment. Both listed requests for annulment remain open and unresolved. If this matter is adversely resolved, these amounts will not be collected by VF.
In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction for the years 2010 through 2019. This lower rate, when compared with the country’s statutory rate, resulted in income tax reductions of $15.7 million ($0.04 per diluted share) in the year ended March 2019, $7.5 million ($0.02 per diluted share) in the three months ended March 2018, $17.8 million ($0.04 per diluted share) in the year ended December 2017 and $12.0 million ($0.03 per diluted share) in the year ended December 2016.

VF Corporation Fiscal 2019 Form 10-K F-45

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Deferred income tax assets and liabilities consisted of the following:

(In thousands)	March 2019	March 2018	December 2017
Deferred income tax assets:
Inventories	$32,647	$24,797	$21,146
Deferred compensation	51,913	53,843	55,326
Other employee benefits	69,594	52,456	45,464
Stock compensation	37,317	38,244	45,960
Other accrued expenses	127,684	155,635	158,632
Capital loss carryforwards	19,423	46,069	34,705
Operating loss carryforwards	229,955	252,695	251,236
Gross deferred income tax assets	568,533	623,739	612,469
Valuation allowances	(188,258)	(226,269)	(225,141)
Net deferred income tax assets	380,275	397,470	387,328
Deferred income tax liabilities:
Depreciation	25,355	27,023	25,272
Intangible assets	222,769	223,435	237,667
Other deferred tax liabilities	91,464	82,406	78,824
Deferred income tax liabilities	339,588	332,864	341,763
Net deferred income tax assets (liabilities)	$40,687	$64,606	$45,565
Amounts included in the Consolidated Balance Sheets:
Other assets (Note 10)	$109,551	$105,493	$103,601
Other liabilities (Note 14)	(68,864)	(40,887)	(58,036)
	$40,687	$64,606	$45,565

At the end of Fiscal 2019, the Company is not asserting indefinite reinvestment with regards to short-term liquid assets of certain foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested. The Company has not determined the deferred tax liability associated with these undistributed earnings and basis differences, as such determination is not practicable.
VF has potential tax benefits totaling $199.3 million for foreign operating loss carryforwards, of which $171.3 million have an unlimited carryforward life. In addition, there are $0.1 million of potential tax benefits for federal operating loss carryforwards that expire in 2020, $19.4 million of potential tax benefits for federal and state capital loss carryforwards that begin to expire in 2022 and $30.5 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2020 and 2039.

A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $150.5 million for available foreign operating loss carryforwards, $5.1 million for available capital loss carryforwards, $22.7 million for available state operating loss and credit carryforwards, and $10.0 million for other foreign deferred income tax assets. During Fiscal 2019, VF had a net decrease in valuation allowances of $25.5 million related to capital loss carryforwards,a net increase of $1.7 million related to state operating loss and credit carryforwards and a decrease of $17.1 million related to foreign operating loss carryforwards and other foreign deferred tax assets, inclusive of foreign currency effects.

F-46 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, December 2015	$75,677	$9,369	$85,046
Additions for current year tax positions	121,025	—	121,025
Additions for prior year tax positions	6,164	2,880	9,044
Reductions for prior year tax positions	(4,798)	(1,362)	(6,160)
Reductions due to statute expirations	(14,985)	(1,335)	(16,320)
Payments in settlement	(6,108)	(829)	(6,937)
Currency translation	(9)	(14)	(23)
Balance, December 2016	176,966	8,709	185,675
Additions for current year tax positions	28,049	—	28,049
Additions for prior year tax positions	22,968	6,808	29,776
Reductions for prior year tax positions	(22,163)	(279)	(22,442)
Reductions due to statute expirations	(9,028)	(915)	(9,943)
Payments in settlement	(855)	(248)	(1,103)
Currency translation	55	11	66
Balance, December 2017	195,992	14,086	210,078
Additions for current year tax positions	2,012	—	2,012
Additions for prior year tax positions	477	2,340	2,817
Reductions for prior year tax positions	(201)	(3)	(204)
Reductions due to statute expirations	(9,222)	(985)	(10,207)
Payments in settlement	—	—	—
Currency translation	17	2	19
Balance, March 2018	189,075	15,440	204,515
Additions for current year tax positions	8,511	—	8,511
Additions for prior year tax positions	16,211	12,521	28,732
Reductions for prior year tax positions	(18,753)	(467)	(19,220)
Reductions due to statute expirations	(30)	(7)	(37)
Payments in settlement	(6,754)	(919)	(7,673)
Currency translation	(35)	(3)	(38)
Balance, March 2019	$188,225	$26,565	$214,790

(In thousands)	March 2019	March 2018	December 2017
Amounts included in the Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest and penalties	$214,790	$204,515	$210,078
Less deferred tax benefits	40,862	35,474	31,197
Total unrecognized tax benefits	$173,928	$169,041	$178,881

The unrecognized tax benefits of $173.9 million at the end of Fiscal 2019, if recognized, would reduce the annual effective tax rate.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the IRS examinations for tax years through 2014 have been effectively settled. The examination of Timberland’s 2011 tax return is ongoing.
In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that VF’s

VF Corporation Fiscal 2019 Form 10-K F-47

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $28.5 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $27.1 million of which would reduce income tax expense.
NOTE 19 — REPORTABLE SEGMENT INFORMATION

In light of recently completed portfolio management actions and organizational realignments, the Company realigned its internal reporting structure in the year ended March 2019 to reflect the organizational changes to better support and assess the operations of the business. The chief operating decision maker allocates resources and assesses performance based on a global brand view which represents VF's operating segments. The operating segments have been evaluated and combined into reportable segments because they have met the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. Based on this assessment, the Company's reportable segments have been identified as: Outdoor, Active, Work and Jeans.
Below is a description of VF's reportable segments and the primary brands included within each:

REPORTABLE SEGMENT	PRIMARY BRANDS
Outdoor - Outdoor apparel, footwear and equipment	The North Face®
Timberland® (excluding Timberland PRO®)
Icebreaker®
Smartwool®
Altra®

Active - Active apparel, footwear and accessories	Vans®
Kipling®
Napapijri®
Eastpak®
JanSport®
Reef®
Eagle Creek®

Work - Work and work-inspired lifestyle apparel, footwear and occupational apparel	Dickies®
Red Kap®
Bulwark®
Timberland PRO®
VF Solutions®
Wrangler® RIGGS
Walls®
Terra®
Workrite®
Kodiak®
Horace Small®

Jeans - Denim and casual apparel	Wrangler® (excluding Wrangler® RIGGS)
Lee®
Lee® Riders®
Rock and Republic®
Other - included in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Includes sales of non-VF products at VF Outlet™ stores and results from transition services related to the sales of the Nautica® and Reef® brand businesses.

F-48 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

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
Accounting policies used for internal management reporting at the individual segments are consistent with those in Note 1, except as stated below. Corporate costs (other than common costs allocated to the segments), impairment charges and net interest expense are not controlled by segment management and therefore are excluded from the measurement of segment profit. Common costs such as information systems processing, retirement benefits and insurance are allocated from corporate costs to the segments based on appropriate metrics such as usage or employment. Corporate costs that are not allocated to the segments consist of corporate headquarters expenses (including compensation and benefits of corporate management and staff, certain legal and professional fees and administrative and general costs) and other expenses which include a portion of defined benefit pension costs, development costs for management information systems, costs of registering, maintaining and enforcing certain of VF’s trademarks and miscellaneous consolidated costs. Defined benefit pension plans in the U.S. are centrally managed. The current year service cost component of pension cost is allocated to the segments, while the remaining pension cost components are reported in corporate and other expenses.
Segment assets, for internal management purposes, are those used directly in or resulting from the operations of each business, which are accounts receivable and inventories. Segment assets included in the Other category represent balances related to the VF Outlet™ business, transition services and other corporate activities, and are provided for purposes of reconciliation as the Other category is not considered a reportable segment. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the chief operating decision maker at the segment level.

VF Corporation Fiscal 2019 Form 10-K F-49

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Financial information for VF’s reportable segments is as follows:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Segment revenues:
Outdoor	$4,649,024	$888,039	$4,208,958	$4,123,372
Active	4,721,792	1,071,598	3,791,737	3,318,428
Work	1,862,017	442,258	1,099,714	776,214
Jeans	2,491,769	623,266	2,597,623	2,690,059
Other	124,058	20,285	113,145	118,074
Total segment revenues	$13,848,660	$3,045,446	$11,811,177	$11,026,147
Segment profit:
Outdoor	$544,425	$44,673	$537,543	$594,485
Active	1,125,709	237,620	805,843	628,163
Work	220,670	40,024	163,585	137,301
Jeans	300,502	103,805	406,524	479,179
Other	457	(3,074)	(3,090)	(4,809)
Total segment profit	2,191,763	423,048	1,910,405	1,834,319
Impairment of goodwill and intangible assets (a)	—	—	—	(79,644)
Corporate and other expenses (b) (c)	(578,934)	(107,750)	(408,030)	(384,413)
Interest expense, net	(85,425)	(21,165)	(85,880)	(85,546)
Income from continuing operations before income taxes	$1,527,404	$294,133	$1,416,495	$1,284,716

(a)
Represents goodwill and intangible asset impairment charges in 2016 related to the Outdoor segment (lucy® brand discussed in Notes 8, 9 and 22). The impairment charges were excluded from the profit of the Outdoor segment since they are not part of the ongoing operations of the business.

(b)	Reflects a $50.9 million pension settlement charge in 2016 (Note 15).

(c)
Certain corporate overhead and other costs of, $16.6 million and $44.3 million during the years ended December 2017 and 2016, respectively, previously allocated to the former Sportswear, Imagewear, Outdoor & Action Sports and Contemporary Brands segments for segment reporting purposes, have been reallocated to continuing operations as discussed in Note 4.

	March	March	December
(In thousands)	2019	2018	2017
Segment assets:
Outdoor	$1,108,274	$924,870	$1,082,264
Active	981,033	873,737	686,991
Work	742,329	669,641	657,025
Jeans	720,620	710,481	629,648
Other	99,570	91,299	80,667
Total segment assets	3,651,826	3,270,028	3,136,595
Cash and equivalents	543,011	680,762	563,483
Property, plant and equipment, net	1,057,268	1,011,617	1,014,638
Intangible assets and goodwill	3,779,161	3,813,329	3,782,425
Other assets	1,325,519	1,161,994	1,080,661
Assets of discontinued operations	—	373,580	380,700
Consolidated assets	$10,356,785	$10,311,310	$9,958,502

F-50 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Depreciation and amortization expense: (a)
Outdoor	$82,259	$16,998	$86,838	$83,070
Active	73,395	18,953	70,219	66,031
Work	34,446	10,149	12,926	5,051
Jeans	38,505	8,710	35,586	39,237
Other	2,542	609	3,560	3,537
Corporate	69,858	15,501	68,016	57,290
	$301,005	$70,920	$277,145	$254,216

(a)
Excludes $0.6 million, $14.0 million and $27.4 million of depreciation and amortization related to discontinued operations in the three months ended March 2018 and the years ended December 2017 and 2016, respectively. These amounts are included in depreciation and amortization in our Consolidated Statements of Cash Flows as we did not segregate cash flows related to discontinued operations (Note 4).

Supplemental information (with revenues by geographic area based on the origin of the shipment) is as follows:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Total revenues:
U.S.	$8,126,280	$1,643,991	$6,923,749	$6,669,026
Foreign, primarily Europe	5,722,380	1,401,455	4,887,428	4,357,121
	$13,848,660	$3,045,446	$11,811,177	$11,026,147
Property, plant and equipment:
U.S.	$644,839	$605,487	$607,437
Foreign, primarily Europe	412,429	406,130	407,201
	$1,057,268	$1,011,617	$1,014,638
No single customer accounted for 10% or more of the Company’s total revenues in the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016.
NOTE 20 — COMMITMENTS AND CONTINGENCIES
Commitments
VF is obligated under noncancelable operating leases related primarily to retail stores, office space, distribution facilities and equipment. Rent expense, net of sublease income that was not significant in any period, was included in the Consolidated Statements of Income as follows:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Minimum rent expense	$386,544	$104,235	$355,217	$337,879
Contingent rent expense	34,267	6,791	24,410	18,062
Rent expense	$420,811	$111,026	$379,627	$355,941

Future minimum lease payments during the noncancelable lease term are $366.4 million, $314.8 million, $228.9 million, $163.5 million and $106.9 million for fiscal years 2020 through 2024, respectively, and $252.8 million thereafter.
VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in cost of goods sold in the Consolidated Statements of Income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $25.6 million, $13.1 million, $8.3 million, $3.1 million and $1.8 million for fiscal years 2020 through 2024, respectively, and $8.8 million thereafter.

VF Corporation Fiscal 2019 Form 10-K F-51

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

In the ordinary course of business, VF has entered into purchase commitments for raw materials, contract production and finished products. Total payments required under these agreements are$2.6 billion, $17.8 million, $6.8 million, and $7.0 million for fiscal years 2020 through 2023, respectively and no commitments thereafter.
VF has entered into commitments for (i) service and maintenance agreements related to its management information systems, (ii) capital spending, and (iii) advertising. Future payments under these agreements are $108.0 million, $18.8 million, $16.3 million, $11.7 million and $7.4 million for fiscal years 2020 through 2024, respectively, and $12.1 million thereafter.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $116.2 million as of March 2019. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.
Contingencies
The Company petitioned the U.S. Tax Court to resolve an IRS dispute regarding the timing of income inclusion associated with the 2011

Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing at dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $130 million. Further, this timing matter is impacted by the Tax Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 21 — EARNINGS PER SHARE

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands, except per share amounts)	2019	2018	2017	2016
Earnings per share — basic:
Income from continuing operations	$1,259,004	$261,164	$721,209	$1,078,854
Weighted average common shares outstanding	395,189	395,253	399,223	416,103
Earnings per share from continuing operations	$3.19	$0.66	$1.81	$2.59
Earnings per share — diluted:
Income from continuing operations	$1,259,004	$261,164	$721,209	$1,078,854
Weighted average common shares outstanding	395,189	395,253	399,223	416,103
Incremental shares from stock options and other dilutive securities	5,307	6,023	4,336	5,978
Adjusted weighted average common shares outstanding	400,496	401,276	403,559	422,081
Earnings per share from continuing operations	$3.14	$0.65	$1.79	$2.56

Outstanding options to purchase 0.5 million, 6.9 million and 5.8 million shares of Common Stock were excluded from the calculations of diluted earnings per share in the years ended March 2019, December 2017 and December 2016, respectively, because the effect of their inclusion would have been antidilutive to those years. For the three months ended March 2018, all outstanding options to purchase shares were dilutive and included in the calculation of diluted earnings per share. In addition, 0.8 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share in the year ended March 2019, and 0.9 million shares were excluded in each of the three months ended March 2018 and the years ended December 2017 and 2016 because these units were not considered to be contingent outstanding shares.
NOTE 22 — FAIR VALUE MEASUREMENTS

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

F-52 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2019
Financial assets:
Cash equivalents:
Money market funds	$248,560	$248,560	$—	$—
Time deposits	8,257	8,257	—	—
Derivative financial instruments	92,771	—	92,771	—
Investment securities	186,698	176,209	10,489	—
Financial liabilities:
Derivative financial instruments	22,337	—	22,337	—
Deferred compensation	199,336	—	199,336	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2018
Financial assets:
Cash equivalents:
Money market funds	$185,118	$185,118	$—	$—
Time deposits	7,714	7,714	—	—
Derivative financial instruments	31,400	—	31,400	—
Investment securities	194,160	183,802	10,358	—
Financial liabilities:
Derivative financial instruments	106,174	—	106,174	—
Deferred compensation	227,808	—	227,808	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
December 2017
Financial assets:
Cash equivalents:
Money market funds	$265,432	$265,432	$—	$—
Time deposits	13,591	13,591	—	—
Derivative financial instruments	22,970	—	22,970	—
Investment securities	197,837	185,723	12,114	—
Financial liabilities:
Derivative financial instruments	100,038	—	100,038	—
Deferred compensation	235,359	—	235,359	—

(a)	There were no transfers among the levels within the fair value hierarchy during the year ended March 2019, the three months ended March 2018 or the year ended December 2017.

VF Corporation Fiscal 2019 Form 10-K F-53

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

VF’s cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. Investment securities are held in VF’s deferred compensation plans as an economic hedge of the related deferred compensation liabilities (Note 15). These investments primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed-income fund (Level 2) with underlying investments that are valued based on quoted prices for similar assets in active markets or quoted prices in inactive markets for identical assets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2019, March 2018 and December 2017, their carrying values approximated their fair values. Additionally, at March 2019, March 2018 and December 2017, the carrying values of VF’s long-term debt, including the current portion, were $2,121.1 million, $2,218.8 million and $2,194.0 million, respectively, compared with fair values of $2,318.6 million, $2,403.9 million and $2,422.0 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
In conjunction with the acquisitions of Williamson-Dickie, Icebreaker and Altra, the Company measured tangible and intangible assets acquired and liabilities assumed at fair value using valuation techniques including the replacement cost, market and income methods. Refer to Note 3 for additional details regarding the acquisitions and purchase price allocation.
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
The Company recorded $6.0 million, $17.2 million and $8.2 million of fixed asset impairments in the years ended March 2019, December 2017 and December 2016, respectively, related to retail store assets and other fixed assets. These impairments are recorded in the selling, general and administrative expenses line item in the Consolidated Statements of Income. There were no significant impairment charges related to property, plant and equipment in the three months ended March 2018.
Due to the change in VF's reportable segments during the first quarter of the year ended March 2019, the Timberland PRO® and

Wrangler® RIGGS brands were identified as new reporting units. Accordingly, VF was required to evaluate whether there was impairment at the historical Timberland and Jeanswear North America reporting units, and allocate to Timberland PRO and Wrangler RIGGS a portion of the respective historical reporting unit goodwill. Management performed a quantitative impairment analysis and concluded the estimated fair value of the historical reporting units exceeded the carrying value by a substantial amount, and thus the goodwill was not impaired. Management allocated $51.5 million and $7.4 million to Timberland Pro and Wrangler RIGGS, respectively, based on estimated relative fair values. The fair values of the reporting units were estimated using valuation techniques described in the Critical Accounting Policies and Estimates included in the "Management’s Discussion and Analysis" section of this Form 10-K.
Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of Fiscal 2019. Management performed a qualitative analysis for all reporting units and trademark intangible assets. No impairment charges of goodwill or intangible assets were recorded in the year ended March 2019 or the three months ended March 2018. See Critical Accounting Policies and Estimates within Management's Discussion and Analysis for additional discussion regarding non-recurring fair value measurements during the year ended March 2019.
No impairment charges of goodwill or intangible assets were recorded in the year ended December 2017 except for a goodwill impairment charge of $104.7 million recorded in the the three months ended September 30, 2017 related to the Nautica® brand business, which has since been reported as discontinued operations.
VF recognized impairment charges of $79.6 million in the year ended December 2016 Consolidated Statement of Income related to the lucy® brand, of which $39.3 million related to the remaining goodwill and $40.3 million related to the remaining trademark intangible asset. No other impairment charges were recorded.
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
Management uses the income-based relief-from-royalty method to value trademark intangible assets. Under this method, revenues

F-54 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

expected to be generated by the trademark are multiplied by a selected royalty rate. The royalty rate is selected based on consideration of (i) royalty rates included in active license agreements, if applicable, (ii) royalty rates received by market participants in the apparel industry, and (iii) the current performance of the reporting unit. The estimated after-tax royalty revenue stream is then discounted to present value using the reporting unit’s WACC plus a spread that factors in the risk of the intangible asset.
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

NOTE 23 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.8 billion at March 2019 and $2.9 billion at both March 2018 and December 2017, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Swiss franc, Swedish krona, New Zealand dollar, South Korean won, Japanese yen, and Polish zloty. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	March 2019	March 2018	December 2017	March 2019	March 2018	December 2017
Foreign currency exchange contracts designated as hedging instruments	$92,356	$21,496	$17,639	$(21,798)	$(105,795)	$(99,606)
Foreign currency exchange contracts not designated as hedging instruments	415	9,904	5,331	(539)	(379)	(432)
Total derivatives	$92,771	$31,400	$22,970	$(22,337)	$(106,174)	$(100,038)
VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. If VF were to offset and record the asset and liability balances of its foreign exchange forward contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of March 2019, March 2018 and December 2017 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	March 2019		March 2018		December 2017
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$92,771	$(22,337)	$31,400	$(106,174)	$22,970	$(100,038)
Gross amounts not offset in the Consolidated Balance Sheets	(22,274)	22,274	(20,918)	20,918	(18,313)	18,313
Net amounts	$70,497	$(63)	$10,482	$(85,256)	$4,657	$(81,725)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	March 2019	March 2018	December 2017
Other current assets	$83,582	$26,741	$20,771
Accrued liabilities (Note 12)	(18,590)	(96,087)	(87,205)
Other assets (Note 10)	9,189	4,659	2,199
Other liabilities (Note 14)	(3,747)	(10,087)	(12,833)

VF Corporation Fiscal 2019 Form 10-K F-55

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands) Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
	2019	2018	2017	2016
Foreign currency exchange	$156,513	$(25,530)	$(138,716)	$90,708

	Gain (Loss) Reclassified from Accumulated OCI into Income

(In thousands)	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
Location of Gain (Loss)	2019	2018	2017	2016
Net revenues	$1,774	$4,948	$33,641	$28,798
Cost of goods sold	(20,686)	(13,286)	610	84,613
Selling, general and administrative expenses	(4,772)	(1,981)	(3,610)	(4,314)
Other income (expense), net	355	(2,427)	(1,851)	2,864
Interest expense	(5,012)	(1,214)	(4,723)	(4,504)
Total	$(28,341)	$(13,960)	$24,067	$107,457

Derivative Contracts Not Designated as Hedges

VF uses derivative contracts to manage foreign currency exchange risk on third-party accounts receivable and payable, as well as intercompany borrowings. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings.
In addition, VF entered into foreign exchange forward contracts to hedge the purchase price of the Icebreaker acquisition. These contracts were not designated as hedges, and were recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments were recognized directly in earnings. All contracts were settled in conjunction with the acquisition.
The changes in fair value of derivative contracts not designated as hedges that have been recognized as gains or losses in VF's Consolidated Statements of Income were not material for the year ended March 2019, the three months ended March 2018, and the years ended December 2017 and 2016.

Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016.

At March 2019, accumulated OCI included $70.3 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $11.7 million at March 2019, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. During the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016, VF reclassified $5.0 million, $1.2 million, $4.7 million and $4.5 million, respectively, of net deferred losses from accumulated OCI into interest expense. VF expects to reclassify $5.3 million to interest expense during the next 12 months.
Net Investment Hedge

The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016, the Company recognized an after-tax gain of $69.5

F-56 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

million, an after-tax loss of $19.2 million, an after-tax loss of $92.9 million and an after-tax gain of $34.4 million, respectively, in OCI related to the net investment hedge transaction. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedge during the year ended March 2019, the three months ended March 2018 and the years ended December 2017 and 2016.
NOTE 24 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December
(In thousands)	2019	2018	2017	2016
Income taxes paid, net of refunds	$359,821	$105,635	$331,194	$434,795
Interest paid, net of amounts capitalized	102,749	13,553	99,939	87,521
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	29,824	22,495	26,146	28,103
Computer software costs included in accounts payable or accrued liabilities	14,842	21,144	22,880	15,143
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. Accordingly, the information above includes the results of continuing and discontinued operations.
NOTE 25 — RESTRUCTURING

The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits.
Of the $107.6 million of restructuring charges recognized in the year ended March 2019, $70.2 million were reflected in selling, general and administrative expenses and $37.4 million in cost of goods sold. Of the $14.9 million million of restructuring charges recognized in the three months ended March 2018, $10.8 million were reflected in selling, general and administrative expenses and $4.1 million in cost of goods sold. Of the $27.0 million of restructuring charges recognized in the year ended December 2017, $20.2 million were reflected in selling, general and administrative expenses and $6.8 million in cost of goods sold. Of the $55.1 million of restructuring charges recognized in the year ended December 2016, $31.8 million were reflected in selling, general and administrative expenses and $23.3 million in cost of goods sold.
The Company did not recognize significant incremental costs related to the actions for the years ended December 2017 and 2016 during the three months ended March 2018 or the year ended March 2019, and has completed most of the related restructuring activities as of March 2019. Of the total restructuring accrual at March 2019, $86.6 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $5.7 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

(In thousands)	Year Ended March 2019 Charges	Three Months Ended March 2018 Charges	Year Ended December 2017 Charges	Year Ended December 2016 Charges
Severance and employee-related benefits	$79,693	$14,927	$22,611	$50,395
Asset impairments	5,705	—	—	3,394
Inventory write-downs	6,574	—	—	—
Contract termination and other	15,643	—	4,436	1,310
Total restructuring charges	$107,615	$14,927	$27,047	$55,099

VF Corporation Fiscal 2019 Form 10-K F-57

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

Restructuring costs by business segment are as follows:

(In thousands)	Year Ended March 2019 Charges	Three Months Ended March 2018 Charges	Year Ended December 2017 Charges	Year Ended December 2016 Charges
Outdoor	$38,952	$4,550	$10,393	$14,137
Active	13,579	—	2,400	3,946
Work	10,003	7,802	3,895	1,308
Jeans	39,936	2,575	6,993	20,357
Other	167	—	—	1,277
Corporate	4,978	—	3,366	14,074
Total	$107,615	$14,927	$27,047	$55,099
The activity in the restructuring accrual is as follows:

(In thousands)	Severance	Other	Total
Accrual at December 2016	$49,728	$878	$50,606
Charges	22,611	4,436	27,047
Cash payments and settlements	(37,349)	(878)	(38,227)
Adjustments to accruals	(2,783)	—	(2,783)
Currency translation	1,601	—	1,601
Accrual at December 2017	33,808	4,436	38,244
Charges	14,927	—	14,927
Cash payments and settlements	(4,658)	(3,992)	(8,650)
Adjustments to accruals	(1,033)	—	(1,033)
Currency translation	101	—	101
Accrual at March 2018	43,145	444	43,589
Charges	79,693	15,643	95,336
Cash payments and settlements	(35,530)	(4,917)	(40,447)
Adjustments to accruals	(5,800)	100	(5,700)
Currency translation	(272)	(235)	(507)
Accrual at March 2019	$81,236	$11,035	$92,271

The Company has incurred costs associated with the relocation of VF's global headquarters and certain brands to Denver, Colorado. The total amount of charges recognized for the year ended March 2019 was $47.4 million, of which $18.8 million relates to severance and employee-related benefits and is included in the tables above. The remaining $28.6 million relates to other relocation costs, the majority of which has been paid as of March 2019.
NOTE 26 — SUBSEQUENT EVENTS

On May 14, 2019, VF’s Board of Directors declared a quarterly cash dividend of $0.51 per share, payable on June 20, 2019 to shareholders of record on June 10, 2019.
On May 19, 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Act”). The Company is currently evaluating the Swiss Tax Act and the associated tax effects will be reflected in VF’s first quarter of Fiscal 2020, which is the period that the Swiss Tax Act was enacted. We believe the Swiss Tax Act may have a material impact to the Company’s tax expense.
On May 22, 2019, VF completed the spin-off of its Jeans business with the new company now operating as an independent, publicly traded company under the name Kontoor Brands, Inc. ("Kontoor Brands"). As a result, beginning in the first quarter of Fiscal 2020, Kontoor Brands' historical financial results through the date of separation will be reported as a discontinued operation in VF's consolidated financial statements. The spin-off is effected through a distribution to VF shareholders of one share of Kontoor Brands common stock for every seven shares of VF common stock held on the record date of May 10, 2019. In connection with the spin-off, Kontoor Brands transferred net proceeds of approximately $1.0 billion to VF and its subsidiaries from its new debt issuance.

F-58 VF Corporation Fiscal 2019 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2019

NOTE 27 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)	First Quarter (a)	Second Quarter (a) (b)	Third Quarter (a) (b)	Fourth Quarter (a) (b) (c)	Full Year
Year Ended March 2019
Net revenues	$2,788,146	$3,907,386	$3,940,159	$3,212,969	$13,848,660
Operating income	230,882	658,669	591,905	194,384	1,675,840
Income from continuing operations	159,953	507,121	463,126	128,804	1,259,004
Income from discontinued operations, net of tax	405	—	383	—	788
Net income	$160,358	$507,121	$463,509	$128,804	$1,259,792
Earnings per common share - basic (g)
Continuing operations	$0.41	$1.28	$1.17	$0.33	$3.19
Discontinued operations	—	—	—	—	—
Total earnings per common share - basic	$0.41	$1.28	$1.17	$0.33	$3.19
Earnings per common share - diluted (g)
Continuing operations	$0.40	$1.26	$1.16	$0.32	$3.14
Discontinued operations	—	—	—	—	—
Total earnings per common share - diluted	$0.40	$1.26	$1.16	$0.32	$3.15
Dividends per common share	$0.46	$0.46	$0.51	$0.51	$1.94
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (d) (e)	Full Year
Year Ended December 2017
Net revenues	$2,500,340	$2,268,620	$3,392,934	$3,649,283	$11,811,177
Operating income (f)	293,207	159,676	575,527	484,619	1,513,029
Income (loss) from continuing operations	213,276	107,092	473,820	(72,979)	721,209
Loss (income) from discontinued operations, net of tax	(4,113)	2,797	(87,680)	(17,290)	(106,286)
Net income	$209,163	$109,889	$386,140	$(90,269)	$614,923
Earnings (loss) per common share - basic (g)
Continuing operations	$0.52	$0.27	$1.20	$(0.18)	$1.81
Discontinued operations	(0.01)	0.01	(0.22)	(0.04)	(0.27)
Total earnings (loss) per common share - basic	$0.51	$0.28	$0.98	$(0.23)	$1.54
Earnings (loss) per common share - diluted (g)
Continuing operations	$0.51	$0.27	$1.19	$(0.18)	$1.79
Discontinued operations	(0.01)	0.01	(0.22)	(0.04)	(0.26)
Total earnings (loss) per common share - diluted	$0.50	$0.27	$0.97	$(0.23)	$1.52
Dividends per common share	$0.42	$0.42	$0.42	$0.46	$1.72

(a)
VF recorded transaction and deal-related costs of $18.8 million ($15.3 million after-tax), $53.2 million ($45.5 million after-tax), $62.6 million ($47.5 million after-tax) and $57.1 million ($43.7 million after-tax) during the three months ended June 30, 2018, September 29, 2018, December 29, 2018 and March 30, 2019, respectively. Full year transaction and deal-related costs totaled $191.7 million ($152.0 million after-tax). Transaction and deal-related costs include acquisition and integration costs related to the acquisitions of Williamson-Dickie, Icebreaker and Altra, and divestiture costs related to the sale of the Reef® brand business. The costs also include separation and related expenses associated with the planned spin-off of the Jeans business and non-operating losses on sale related primarily to the divestitures of the Reef® brand business and Van Moer business.

(b)
VF recorded relocation costs of $10.7 million ($8.0 million after-tax), $6.0 million ($4.4 million after-tax) and $30.7 million ($22.9 million after-tax) during the three months ended September 29, 2018, December 29, 2018 and March 30, 2019, respectively. Full year relocation costs totaled $47.4 million ($35.3 million after-tax). Relocation costs primarily include costs associated with the relocation of VF's global headquarters and certain brands to Denver, Colorado.

(c)
VF recorded costs related to strategic business decisions to cease operations in Argentina and planned business model changes in certain other countries in Central and South America, which totaled $30.5 million ($30.5 million after-tax) during the three months ended March 30, 2019.

(d)	VF recorded transaction and deal-related costs of $15.6 million ($13.6 million after-tax) during the fourth quarter of the year ended December 2017.

(e)	VF recorded a $465.5 million provisional tax charge during the fourth quarter of the year ended December 2017 related to the transitional impact of the Tax Act (Note 18).

(f)
In the first quarter of Fiscal 2019, VF adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" and restated the prior periods to conform to current year presentation. Operating income increased and other income (expense), net decreased by $3.5 million, $1.6 million, $1.5 million and $3.3 million for the three months ended April 1, 2017, July, 1 2017, September 30, 2017 and December 30, 2017, respectively. Full year operating income increased and other income (expense), net decreased by $9.9 million.

(g)
Per share amounts are computed independently for each quarter presented using unrounded numbers. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

VF Corporation Fiscal 2019 Form 10-K F-59

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
(In thousands)
Year Ended March 2019
Allowance for doubtful accounts	$24,993	$22,553	$—		$19,170	(a)	$28,376
Valuation allowance for deferred income tax assets	$226,269	—	—		38,011	(b)	$188,258
Three Months Ended March 2018
Allowance for doubtful accounts	$26,266	2,659	—		3,932	(a)	$24,993
Other accounts receivable allowances	$208,995	465,413	—		478,453	(c)	$195,955
Valuation allowance for deferred income tax assets	$225,141	—	1,128	(d)	—		$226,269
Year Ended December 2017
Allowance for doubtful accounts	$20,538	21,046	—		15,318	(a)	$26,266
Other accounts receivable allowances	$157,835	1,613,257	—		1,562,097	(c)	$208,995
Valuation allowance for deferred income tax assets	$114,990	—	110,151	(d)	—		$225,141
Year Ended December 2016
Allowance for doubtful accounts	$22,990	16,684	—		19,136	(a)	$20,538
Other accounts receivable allowances	$161,745	1,482,855	—		1,486,765	(c)	$157,835
Valuation allowance for deferred income tax assets	$100,951	—	14,039	(d)	—		$114,990

(a)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.

(b)	Deductions relate to changes in circumstances which increase the amount of deferred income tax assets that will, more likely than not, be realized, and the effects of foreign currency translation.

(c)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.

(d)	Additions relate to circumstances where it is more likely than not that deferred income tax assets will not be realized and the effects of foreign currency translation.

F-60 VF Corporation Fiscal 2019 Form 10-K