Form 10-Q
period 2019-06-29
V F CORP
filed 2019-08-08
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 1-5256
V. F. CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1180120
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
8505 E. Orchard Road
Greenwood Village, Colorado 80111
(Address of principal executive offices)
(720) 778-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Common Stock, without par value, stated capital, $0.25 per share	VFC	New York Stock Exchange
0.625% Senior Notes due 2023	VFC23	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On July 27, 2019, there were 398,176,515 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2019	March 2019	June 2018
ASSETS
Current assets
Cash and equivalents	$606,080	$445,119	$392,175
Accounts receivable, less allowance for doubtful accounts of: June 2019 ‑ $20,671; March 2019 - $19,638; June 2018 - $19,135	1,306,270	1,465,855	1,222,938
Inventories	1,665,132	1,432,660	1,521,659
Other current assets	413,373	433,793	401,515
Current assets of discontinued operations	—	896,030	791,860
Total current assets	3,990,855	4,673,457	4,330,147
Property, plant and equipment, net	865,141	915,177	875,338
Intangible assets, net	1,980,921	1,972,364	2,129,013
Goodwill	1,544,132	1,541,314	1,594,986
Operating lease right-of-use assets	1,281,106	—	—
Other assets	739,809	772,755	774,613
Other assets of discontinued operations	—	481,718	487,657
TOTAL ASSETS	$10,401,964	$10,356,785	$10,191,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$67,658	$659,060	$1,311,861
Current portion of long-term debt	5,068	5,263	6,189
Accounts payable	588,417	580,867	565,943
Accrued liabilities	1,286,002	1,154,932	864,483
Current liabilities of discontinued operations	—	261,482	247,080
Total current liabilities	1,947,145	2,661,604	2,995,556
Long-term debt	2,126,835	2,115,884	2,156,627
Operating lease liabilities	1,043,664	—	—
Other liabilities	1,132,706	1,232,200	1,260,681
Other liabilities of discontinued operations	—	48,581	47,774
Commitments and contingencies
Total liabilities	6,250,350	6,058,269	6,460,638
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2019, March 2019 or June 2018	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2019 – 397,922,120; March 2019 – 396,824,662; June 2018 – 395,509,138	99,481	99,206	98,877
Additional paid-in capital	3,988,385	3,921,784	3,688,529
Accumulated other comprehensive income (loss)	(867,386)	(902,075)	(882,078)
Retained earnings	931,134	1,179,601	825,788
Total stockholders’ equity	4,151,614	4,298,516	3,731,116
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,401,964	$10,356,785	$10,191,754

See notes to consolidated financial statements.

3 VF Corporation Q1 FY20 Form 10-Q

VF CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June

(In thousands, except per share amounts)	2019	2018
Net revenues	$2,271,479	$2,137,135
Costs and operating expenses
Cost of goods sold	1,036,114	1,005,289
Selling, general and administrative expenses	1,102,073	1,018,747
Total costs and operating expenses	2,138,187	2,024,036
Operating income	133,292	113,099
Interest income	7,129	2,146
Interest expense	(22,127)	(26,999)
Other income (expense), net	5,598	(19,425)
Income from continuing operations before income taxes	123,892	68,821
Income taxes	26,643	7,457
Income from continuing operations	97,249	61,364
Income (loss) from discontinued operations, net of tax	(48,028)	98,994
Net income	$49,221	$160,358
Earnings (loss) per common share - basic
Continuing operations	$0.25	$0.16
Discontinued operations	(0.12)	0.25
Total earnings per common share - basic	$0.12	$0.41
Earnings (loss) per common share - diluted
Continuing operations	$0.24	$0.15
Discontinued operations	(0.12)	0.25
Total earnings per common share - diluted	$0.12	$0.40
Weighted average shares outstanding
Basic	396,727	394,165
Diluted	401,914	399,548

See notes to consolidated financial statements.

VF Corporation Q1 FY20 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June

(In thousands)	2019	2018
Net income	$49,221	$160,358
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	12,829	(161,158)
Income tax effect	2,943	(13,712)
Defined benefit pension plans
Current period actuarial gains (losses)	—	53,940
Amortization of net deferred actuarial losses	4,019	8,822
Amortization of deferred prior service costs	13	669
Reclassification of net actuarial loss from settlement charge	—	6,842
Reclassification of deferred prior service cost due to curtailments	—	9,483
Income tax effect	(1,708)	(20,655)
Derivative financial instruments
Gains arising during the period	14,774	94,629
Income tax effect	(3,874)	(11,358)
Reclassification to net income for (gains) losses realized	(10,495)	16,317
Income tax effect	2,756	(1,867)
Other comprehensive income (loss)	21,257	(18,048)
Comprehensive income	$70,478	$142,310

See notes to consolidated financial statements.

5 VF Corporation Q1 FY20 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June

(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$49,221	$160,358
Income (loss) from discontinued operations, net of tax	(48,028)	98,994
Income from continuing operations, net of tax	97,249	61,364
Adjustments to reconcile net income to cash (used) provided by operating activities:
Depreciation and amortization, including operating lease right-of-use assets	159,178	52,896
Stock-based compensation	33,469	24,960
Provision for doubtful accounts	2,161	2,448
Pension expense (less than) in excess of contributions	(2,837)	2,537
Other, net	12,685	6,206
Changes in operating assets and liabilities:
Accounts receivable	164,266	(27,309)
Inventories	(228,120)	(139,170)
Accounts payable	7,148	79,518
Income taxes	7,867	(73,558)
Accrued liabilities	(233,610)	107,262
Operating lease right-of-use assets and liabilities	(102,586)	—
Other assets and liabilities	3,738	2,183
Cash (used) provided by operating activities - continuing operations	(79,392)	99,337
Cash provided by operating activities - discontinued operations	13,212	177,807
Cash (used) provided by operating activities	(66,180)	277,144
INVESTING ACTIVITIES
Business acquisitions, net of cash received	—	(321,395)
Proceeds from sale of businesses, net of cash sold	—	288,273
Capital expenditures	(46,270)	(62,484)
Software purchases	(14,512)	(21,514)
Other, net	62,478	5,373
Cash provided (used) by investing activities - continuing operations	1,696	(111,747)
Cash used by investing activities - discontinued operations	(2,327)	(17,483)
Cash used by investing activities	(631)	(129,230)
FINANCING ACTIVITIES
Net decrease in short-term borrowings	(585,477)	(214,383)
Payments on long-term debt	(1,479)	(1,557)
Cash dividends paid	(202,538)	(181,517)
Cash received from Kontoor Brands, net of cash transferred of $126.8 million	906,148	—
Proceeds from issuance of Common Stock, net of shares withheld for taxes	7,199	53,500
Cash provided (used) by financing activities	123,853	(343,957)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	5,078	(19,998)
Net change in cash, cash equivalents and restricted cash	62,120	(216,041)
Cash, cash equivalents and restricted cash – beginning of year	556,587	689,190
Cash, cash equivalents and restricted cash – end of period	$618,707	$473,149

Continued on next page.

See notes to consolidated financial statements.

VF Corporation Q1 FY20 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June

(In thousands)	2019	2018
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$606,080	$392,175
Other current assets	3,909	4,067
Current and other assets of discontinued operations	—	75,759
Other assets	8,718	1,148
Total cash, cash equivalents and restricted cash	$618,707	$473,149

See notes to consolidated financial statements.

7 VF Corporation Q1 FY20 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 2019
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2019	396,824,662	$99,206	$3,921,784	$(902,075)	$1,179,601	$4,298,516
Adoption of new accounting standard, ASU 2016-02	—	—	—	—	(2,491)	(2,491)
Adoption of new accounting standard, ASU 2018-02	—	—	—	(61,861)	61,861	—
Net income	—	—	—	—	49,221	49,221
Dividends on Common Stock ($0.51 per share)	—	—	—	—	(202,538)	(202,538)
Stock-based compensation, net	1,097,458	275	66,601	—	(24,312)	42,564
Foreign currency translation and other	—	—	—	15,772	—	15,772
Defined benefit pension plans	—	—	—	2,324	—	2,324
Derivative financial instruments	—	—	—	3,161	—	3,161
Spin-off of Jeans Business	—	—	—	75,293	(130,208)	(54,915)
Balance, June 2019	397,922,120	$99,481	$3,988,385	$(867,386)	$931,134	$4,151,614

	Three Months Ended June 2018
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2018	394,313,070	$98,578	$3,607,424	$(864,030)	$846,124	$3,688,096
Adoption of new accounting standard, ASU 2014-09	—	—	—	—	1,956	1,956
Net income	—	—	—	—	160,358	160,358
Dividends on Common Stock ($0.46 per share)	—	—	—	—	(181,517)	(181,517)
Stock-based compensation, net	1,196,068	299	81,105	—	(1,133)	80,271
Foreign currency translation and other	—	—	—	(174,870)	—	(174,870)
Defined benefit pension plans	—	—	—	59,101	—	59,101
Derivative financial instruments	—	—	—	97,721	—	97,721
Balance, June 2018	395,509,138	$98,877	$3,688,529	$(882,078)	$825,788	$3,731,116

See notes to consolidated financial statements.

VF Corporation Q1 FY20 Form 10-Q 8

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2019 through March 28, 2020 ("Fiscal 2020"). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2020. For presentation purposes herein, all references to periods ended June 2019 and June 2018 relate to the fiscal periods ended on June 29, 2019 and June 30, 2018, respectively. References to March 2019 relate to information as of March 30, 2019.
On May 22, 2019, VF completed the spin-off of its Jeans business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business, into an independent, publicly traded company. As a result, VF reported the operating results for the Jeans business in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for all periods presented. In addition, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date the spin-off was completed.
Additionally, the Nautica® brand business has been reported as discontinued operations in our Consolidated Statements of Income, and the related held-for-sale assets and liabilities have been presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale. These changes have been applied to all periods presented.

Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 5 for additional information on discontinued operations.
Certain prior year amounts have been reclassified to conform to the Fiscal 2020 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2019 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended June 2019 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2020. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 30, 2019 (“Fiscal 2019 Form 10-K”).
NOTE 2 — RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842)”, a new accounting standard on leasing. The FASB subsequently issued updates to the standard to provide additional clarification on specific topics, including permitted transition methods. Collectively, the guidance is referred to as FASB Accounting Standards Codification ("ASC") 842. This standard requires companies to record most leased assets and liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. The Company adopted this standard on March 31, 2019, utilizing the modified retrospective method and has recognized the cumulative effect of initially applying the new standard in retained earnings. The effective date of the adoption has been used as the date of initial application, and thus comparative prior period financial information has not been restated and continues to be reported under accounting standards in effect for those periods.
The standard provides certain optional practical expedients for transition. The Company elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC Topic 840, Leases ("ASC 840"), to all leases that existed prior to the transition date. As a result, VF did not reassess (i) whether existing or expired contracts contain leases, (ii) lease classification for any existing or expired leases, or (iii) whether lease origination costs qualified as initial direct costs. The

Company also elected the land easement practical expedient, which allows the Company to apply ASC 842 prospectively to land easements after the adoption date if they were not previously accounted for under ASC 840. Certain leases contain both lease and non-lease components. For leases associated with specific asset classes, including certain real estate, vehicles, manufacturing machinery and IT equipment, VF has elected the practical expedient which permits entities to account for separate lease and non-lease components as a single component. For all other lease contracts, the Company has elected to account for each lease component separately from the non-lease components of the contract. When applicable, VF will measure the consideration to be paid pursuant to the agreement and allocate this consideration to the lease and non-lease components based on relative stand-alone prices. Further, the Company made an accounting policy election to not recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less.
The adoption of ASC 842 resulted in a net decrease of $2.5 million in the retained earnings line item of the Consolidated Balance Sheet as of March 31, 2019. The adoption of ASC 842 also resulted in the recognition of operating lease right-of-use assets and operating lease liabilities within the Consolidated Balance Sheet. Refer to Note 10 for additional lease disclosures.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", an update that amends and simplifies certain

9 VF Corporation Q1 FY20 Form 10-Q

aspects of hedge accounting rules to better portray the economic results of risk management activities in the financial statements. The FASB subsequently issued updates to the standard to provide additional guidance on specific topics. This guidance became effective for VF in the first quarter of Fiscal 2020, but did not impact VF's consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", an update that addresses the effect of the change in the U.S. federal corporate income tax rate due to the enactment of the Tax Cuts and Jobs Act ("Tax Act") on items within accumulated other comprehensive income (loss). The guidance became effective for VF in the first quarter of Fiscal 2020. The Company elected to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income (loss) of $61.9 million to retained earnings, which primarily related to deferred taxes previously recorded for pension benefits. The adoption of this guidance did not have an impact on VF's consolidated results of operations or cash flows.
In June 2018, the FASB issued ASU No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", an update that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance became effective for VF in the first quarter of Fiscal 2020, but did not impact VF's consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-09, "Codification Improvements", an update that provides technical corrections, clarifications and other improvements across a variety of accounting topics. The transition and effective date guidance is based on the facts and circumstances of each update; however, many of them became effective for VF in the first quarter of Fiscal 2020. The guidance did not impact VF's consolidated financial statements.
Recently Issued Accounting Standards
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

VF Corporation Q1 FY20 Form 10-Q 10

NOTE 3 — REVENUES
The following table provides information about accounts receivable, contract assets and contract liabilities:

(In thousands)	June 2019	March 2019	June 2018
Accounts receivable, net	$1,306,270	$1,465,855	$1,222,938
Contract assets (a)	1,576	2,569	1,543
Contract liabilities (b)	44,364	30,181	27,105

(a)	Included in the other current assets line item in the Consolidated Balance Sheets.

(b)	Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.

For the three months ended June 2019, the Company recognized $24.7 million of revenue that was included in the contract liability balance during the period. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
For the three months ended June 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
As of June 2019, the Company expects to recognize $85.0 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2024. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of June 2019, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and fixed consideration related to future minimum guarantees discussed above.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. The wholesale channel includes fees generated from sourcing activities as the customers and point-in-time revenue recognition are similar to other wholesale arrangements.

	Three Months Ended June 2019
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$341,756	$660,142	$377,548	$2,808	$1,382,254
Direct-to-consumer	266,342	565,887	40,852	3,454	876,535
Royalty	2,522	6,097	4,071	—	12,690
Total	$610,620	$1,232,126	$422,471	$6,262	$2,271,479

Geographic revenues
United States	$303,052	$711,205	$346,160	$—	$1,360,417
International	307,568	520,921	76,311	6,262	911,062
Total	$610,620	$1,232,126	$422,471	$6,262	$2,271,479

	Three Months Ended June 2018
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$309,776	$654,848	$381,364	$8,305	$1,354,293
Direct-to-consumer	255,964	475,536	36,838	—	768,338
Royalty	2,860	6,553	5,091	—	14,504
Total	$568,600	$1,136,937	$423,293	$8,305	$2,137,135

Geographic revenues
United States	$262,856	$644,105	$331,099	$8,305	$1,246,365
International	305,744	492,832	92,194	—	890,770
Total	$568,600	$1,136,937	$423,293	$8,305	$2,137,135

11 VF Corporation Q1 FY20 Form 10-Q

NOTE 4 — ACQUISITIONS
Icebreaker

On April 3, 2018, VF acquired 100% of the stock of Icebreaker Holdings Limited ("Icebreaker") for NZ$274.4 million ($198.5 million) in cash, subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings. The purchase price decreased NZ$1.4 million ($0.9 million) for the year ended March 2019, related to working capital adjustments, resulting in a revised purchase price of NZ$273.0 million ($197.6 million). The purchase price allocation was finalized during the three months ended March 2019.

Icebreaker was a privately held company based in Auckland, New Zealand. Icebreaker®, the primary brand, specializes in high-performance apparel based on natural fibers, including Merino wool, plant-based fibers and recycled fibers. It is an ideal complement to VF's Smartwool® brand, which also features Merino wool in its clothing and accessories. Together, the Smartwool® and Icebreaker® brands position VF as a global leader in the Merino wool and natural fiber categories.
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

Total transaction expenses for the Icebreaker acquisition of $7.4 million were recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Income, of which $4.1 million was recognized during the three months ended June 2018 and the remainder was recognized prior to Fiscal 2019. In addition, the Company recognized a $9.9 million gain on derivatives used to hedge the purchase price of Icebreaker in the other income (expense), net line item in the Consolidated Statements of Income, of which $0.3 million was recognized during the three months ended June 2018 and the remainder was recognized prior to Fiscal 2019.
Pro forma results of operations of the Company would not be materially different as a result of the Icebreaker acquisition and therefore are not presented.

VF Corporation Q1 FY20 Form 10-Q 12

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
Altra®, the primary brand, is an athletic and performance-based lifestyle footwear brand. Altra provides VF with a unique and differentiated technical footwear brand and a capability that, when applied across VF's footwear platforms, will serve as a catalyst for growth.
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

Total transaction expenses for the Altra acquisition were $2.3 million, all of which were recognized in the selling, general and administrative expenses line item in the Consolidated Statement of Income during the three months ended June 2018.
Pro forma results of operations of the Company would not be materially different as a result of the Altra acquisition and therefore are not presented.

13 VF Corporation Q1 FY20 Form 10-Q

NOTE 5 — DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.

Discontinued Operations

Jeans Business
On May 22, 2019, VF completed the spin-off its Jeans business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business, into an independent, publicly traded company now operating under the name Kontoor Brands, Inc. ("Kontoor Brands") and trading under the symbol "KTB" on the New York Stock Exchange. The spin-off was effected through a distribution to VF shareholders of one share of Kontoor Brands common stock for every seven shares of VF common stock held on the record date of May 10, 2019. Accordingly, the Company has reported the results of the Jeans business as discontinued operations in the Consolidated Statements of Income and presented the related assets and liabilities as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date the spin-off was completed.
In connection with the spin-off, Kontoor Brands entered into a credit agreement with respect to $1.55 billion in senior secured credit facilities consisting of a senior secured five-year $750.0 million term loan A facility, a senior secured seven-year $300.0 million term loan B facility and a five-year $500.0 million senior secured revolving credit facility (collectively, the "Kontoor Credit Facilities"). Prior to the effective date of the spin-off, Kontoor Brands incurred $1.05 billion of indebtedness under the Kontoor Credit Facilities, which was primarily used to fund a transfer of $906.1 million to VF and its subsidiaries, net of $126.8 million of cash received from VF. As a result of the spin-off, VF divested net assets of $54.9 million, including the indebtedness under the Kontoor Credit Facilities. Also included in the net assets divested was $75.3 million of net accumulated other comprehensive losses attributable to the Jeans business, primarily related to foreign currency translation.
The results of the Wrangler®, Lee® and Rock & Republic® brands were previously reported in the Jeans segment, the results of the Wrangler® RIGGS brand were previously reported in the Work segment, and the results of the non-VF products sold in VF OutletTM stores were previously reported in the Other category included in the reconciliation of segment revenues and segment profit. The results of the Jeans business recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income were a loss of $48.0 million and income of $98.6 million for the three months ended June 2019 and June 2018, respectively.
Certain corporate overhead costs and segment costs previously allocated to the Jeans business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations. The results of the Jeans business reported as discontinued operations include $59.5 million of separation and related expenses during the three months ended June 2019.
In connection with the spin-off of the Jeans business, the Company entered into several agreements with Kontoor Brands that govern the relationship of the parties following the spin-off including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, the VF Intellectual Property License Agreement and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, the Company and Kontoor Brands agreed to provide each other certain transitional services including information technology, information management, human resources, employee benefits administration, supply chain, facilities, and other limited finance and accounting related services for periods up to 18 months. Payments and operating expense reimbursements for transition services are recorded within the reportable segments or within the corporate and other expenses line item, in the reconciliation of segment profit in Note 15, based on the function providing the service.
Nautica® Brand Business

During the three months ended December 30, 2017, the Company reached the strategic decision to exit the Nautica® brand business, and determined that it met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of the Nautica® brand business as discontinued operations in the Consolidated Statements of Income and presented the related held-for-sale assets and liabilities as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale.
On April 30, 2018, VF completed the sale of the Nautica® brand business. The Company received proceeds of $285.8 million, net of cash sold, resulting in a final after-tax loss on sale of $38.2 million, including a $5.0 million decrease in the estimated loss on sale that was recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income for the three months ended June 2018.
The results of the Nautica® brand business recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income were income of $0.4 million (including a $5.0 million decrease in the estimated loss on sale) for the three months ended June 2018.
Under the terms of the transition services agreement, the Company provided certain support services for periods up to 12 months from the closing date of the transaction. Revenue and related expense items associated with the transition services were recorded in the Other category, and operating expense reimbursements were recorded within the corporate and other expenses line item, in the reconciliation of segment revenues and segment profit in Note 15.

VF Corporation Q1 FY20 Form 10-Q 14

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Jeans business and Nautica® brand business that are included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Three Months Ended June

(In thousands)	2019	2018
Net revenues	$335,203	$672,924
Cost of goods sold	203,124	394,394
Selling, general and administrative expenses	152,798	165,931
Interest, net	(552)	969
Other income (expense), net	(667)	(969)
Income (loss) from discontinued operations before income taxes	(21,938)	112,599
Gain on the sale of discontinued operations before income taxes	—	4,206
Total income (loss) from discontinued operations before income taxes	(21,938)	116,805
Income tax expense (a)	(26,090)	(17,811)
Income (loss) from discontinued operations, net of tax	$(48,028)	$98,994

(a)	Income tax expense for the three months ended June 2019 includes additional tax expense on nondeductible transaction costs and uncertain tax positions.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	June 2019	March 2019	June 2018
Cash and equivalents	$—	$97,892	$75,742
Accounts receivable, net	—	242,941	205,596
Inventories	—	510,370	472,166
Other current assets	—	44,827	38,356
Property, plant and equipment, net	—	142,091	142,826
Intangible assets	—	51,913	55,263
Goodwill	—	213,570	221,176
Other assets	—	74,144	68,392
Total assets of discontinued operations	$—	$1,377,748	$1,279,517

Short-term borrowings	$—	$5,995	$5,062
Accounts payable	—	113,866	109,638
Accrued liabilities	—	141,621	132,380
Other liabilities	—	48,581	47,774
Total liabilities of discontinued operations	$—	$310,063	$294,854

The following table presents information regarding certain components of cash flows from discontinued operations:

	Three Months Ended June

(In thousands)	2019	2018
Cash provided by operating activities	$13,212	$177,807
Cash used by investing activities	(2,327)	(17,483)

Non-cash items:
Depreciation and amortization	$4,829	$18,234
Capital expenditures	2,651	6,435

15 VF Corporation Q1 FY20 Form 10-Q

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
Under the terms of the transition services agreement, the Company is providing certain support services for periods up to 21 months from the closing date of the transaction. Revenue and related expense items associated with the transition services and operating expense reimbursements are recorded in the Other category in the reconciliation of segment revenues and segment profit in Note 15.
Van Moer Business
During the three months ended September 29, 2018, the Company reached the decision to sell the Van Moer business, which was acquired in connection with the Williamson-Dickie business and included in the Work segment.
VF completed the sale of the Van Moer business on October 5, 2018, and received cash proceeds of €7.0 million ($8.1 million). VF recorded a $22.4 million final loss on sale, which was included in the other income (expense), net line item in the Consolidated Statement of Income for the year ended March 2019.
NOTE 6 — SALE OF ACCOUNTS RECEIVABLE

In connection with the spin-off of its Jeans business, VF terminated its agreement with the financial institution to sell trade accounts receivable on a recurring, non-recourse basis. As of June 2019, the Company had no outstanding amounts related to accounts receivable previously sold to the financial institution and no other obligations or liabilities related to the agreement.
NOTE 7 — INVENTORIES

(In thousands)	June 2019	March 2019	June 2018
Finished products	$1,511,217	$1,284,293	$1,373,591
Work-in-process	77,921	73,968	75,871
Raw materials	75,994	74,399	72,197
Total inventories	$1,665,132	$1,432,660	$1,521,659

NOTE 8 — INTANGIBLE ASSETS

			June 2019			March 2019
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	17 years	Accelerated	$332,746	$141,015	$191,731	$197,129
License agreements	19 years	Accelerated	7,616	4,835	2,781	2,807
Trademark	3 years	Straight-line	800	458	342	399
Other	8 years	Straight-line	8,264	4,443	3,821	4,032
Amortizable intangible assets, net					198,675	204,367
Indefinite-lived intangible assets:
Trademarks and trade names					1,782,246	1,767,997
Intangible assets, net					$1,980,921	$1,972,364

Intangible assets increased during the three months ended June 2019 due to the impact of foreign currency fluctuations.
Amortization expense for the three months ended June 2019 was $6.3 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2020 is $25.7 million, $24.3 million, $22.7 million, $21.3 million and $20.5 million, respectively.

VF Corporation Q1 FY20 Form 10-Q 16

NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2019	$983,889	$393,956	$163,469	$1,541,314
Currency translation	349	2,675	(206)	2,818
Balance, June 2019	$984,238	$396,631	$163,263	$1,544,132

No impairment charges were recorded during the three months ended June 2019 and there are no remaining accumulated impairment charges.
NOTE 10 — LEASES

VF determines if an arrangement is or contains a lease at contract inception and determines its classification as an operating or finance lease at lease commencement. The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. While the substantial majority of these leases are operating leases, certain distribution centers and office spaces are finance leases.
Leases for real estate typically have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years and vehicle leases typically have initial terms ranging from 1 to 8 years. In determining the lease term used in the lease right-of-use asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease right-of-use asset and lease liability.
Most leases have fixed rental payments. Many of the real estate leases also require additional variable payments for occupancy-related costs, real estate taxes and insurance, as well as other payments (e.g., contingent rent) owed when sales at individual retail store locations exceed a stated base amount. Variable lease payments are excluded from the measurement of the lease liability and are recognized in profit and loss in the period in which the event or conditions that triggers those payments occur.
VF estimates the amount it expects to pay to the lessor under a residual value guarantee and includes it in lease payments used to measure the lease liability only for amounts probable of being owed by VF at the commencement date.
VF calculates lease right-of-use assets and lease liabilities as the present value of lease payments over the lease term at commencement date. When readily determinable, the Company uses the implicit rate to determine the present value of lease payments, which generally does not happen in practice. As the rate implicit in the majority of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, including the lease term, currency, country specific risk premium and adjustments for collateralized debt.
Operating lease expense is recorded as a single lease cost on a straight-line basis over the lease term. For finance leases, right-of-use asset amortization and interest on lease liabilities are presented separately in the Consolidated Statement of Income.
The Company assesses whether a sale leaseback transaction qualifies as a sale when the transaction occurs. For transactions qualifying as a sale, VF derecognizes the underlying asset and recognizes the entire gain or loss at the time of the sale. The corresponding lease entered into with the buyer-lessor is accounted for as an operating lease. During the three months ended June 2019, the Company entered into a sale leaseback transaction for certain office real estate and related assets. The transaction qualified as a sale, and thus the Company recognized a gain of $11.3 million resulting from the transaction during the three months ended June 2019.
As of June 2019, the Company has signed certain distribution center leases that have not yet commenced but will create significant rights and obligations. The leases will commence in Fiscal 2020 and Fiscal 2021 and have lease terms of 15 years. Other leases signed that have not yet commenced are not individually significant. The Company does not have material subleases.

17 VF Corporation Q1 FY20 Form 10-Q

The assets and liabilities related to operating and finance leases were as follows:

(In thousands)	Location in Consolidated Balance Sheet	June 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,281,106
Finance lease assets	Property, plant and equipment	24,437
Total lease assets		$1,305,543

Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$326,874
Finance lease liabilities	Current portion of long-term debt	5,068
Noncurrent
Operating lease liabilities	Operating lease liabilities	1,043,664
Finance lease liabilities	Long-term debt	27,586
Total lease liabilities		$1,403,192

The components of lease costs were as follows:

(In thousands)	Three Months Ended June 2019
Operating lease cost (a)	$101,459
Finance lease cost – amortization of right-of-use asset	969
Finance lease cost – interest on lease liability	284
Short-term lease cost	569
Variable lease cost	1,690
Gain recognized from sale-leaseback transactions	(11,329)
Total lease cost	$93,642

(a)	Includes sublease income, which is not material.
Supplemental cash flow information related to leases was as follows:

(In thousands)	Three Months Ended June 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$104,539
Operating cash flows – finance leases	284
Financing cash flows – finance leases	1,223
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases (a)	1,374,872
Finance leases	—

(a)	Includes amounts recorded upon adoption of ASC 842.

VF Corporation Q1 FY20 Form 10-Q 18

Lease terms and discount rates were as follows:

June 2019
Weighted average remaining lease term:
Operating leases	5.58 years
Finance leases	13.41 years

Weighted average discount rate:
Operating leases	2.50%
Finance leases	3.22%

Maturities of operating and finance lease liabilities for the next five fiscal years (including the remainder of Fiscal 2020) and thereafter as of June 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
Remainder of 2020	$269,262	$4,522	$273,784
2021	366,243	6,532	372,775
2022	254,351	1,911	256,262
2023	186,670	1,626	188,296
2024	118,016	1,550	119,566
Thereafter	281,021	23,495	304,516
Total lease payments	1,475,563	39,636	1,515,199
Less: present value adjustment	105,025	6,982	112,007
Present value of lease liabilities	$1,370,538	$32,654	$1,403,192

The Company excluded approximately $286.5 million of leases (undiscounted basis) that have not yet commenced. These leases will commence in Fiscal 2020 with lease terms of 2 to 15 years.
Future minimum lease payments under operating leases with noncancelable lease terms in excess of one year from continuing operations as of March 2019, prior to the adoption of ASC 842, were as follows:

(In thousands)	Operating Leases
2020	$320,224
2021	287,829
2022	212,918
2023	154,920
2024	100,789
Thereafter	251,228
Total lease payments	$1,327,908

19 VF Corporation Q1 FY20 Form 10-Q

NOTE 11 — PENSION PLANS
The components of pension (income) cost for VF’s defined benefit plans were as follows:

	Three Months Ended June

(In thousands)	2019	2018
Service cost – benefits earned during the period	$3,381	$6,224
Interest cost on projected benefit obligations	14,761	16,013
Expected return on plan assets	(23,178)	(23,834)
Settlement charges	—	6,842
Curtailments	—	9,483
Amortization of deferred amounts:
Net deferred actuarial losses	4,019	8,822
Deferred prior service costs	13	669
Net periodic pension (income) cost	$(1,004)	$24,219

The amounts reported in these disclosures for prior periods have not been segregated between continuing and discontinued operations.

VF has reported the service cost component of net periodic pension (income) cost in operating income and the other components (which include interest cost, expected return on plan assets, amortization of prior service costs or credits and actuarial gains and losses) in the other income (expense), net line item in the Consolidated Statements of Income.

VF contributed $1.8 million to its defined benefit plans during the three months ended June 2019, and intends to make approximately $22.6 million of contributions during the remainder of Fiscal 2020.
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
NOTE 12 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During the three months ended June 2019, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of June 2019, March 2019 or June 2018. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
Prior to March 2019, VF Common Stock was also held by the Company’s deferred compensation plans and was treated as treasury shares for financial reporting purposes. As of June 2019, there were no shares held in the Company's deferred compensation plans.

Balances related to shares held for deferred compensation plans were as follows:

(In thousands, except share amounts)	June 2019	March 2019	June 2018
Shares held for deferred compensation plans	—	—	210,124
Cost of shares held for deferred compensation plans	$—	$—	$2,663

VF Corporation Q1 FY20 Form 10-Q 20

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

(In thousands)	June 2019	March 2019	June 2018
Foreign currency translation and other	$(635,901)	$(725,679)	$(651,739)
Defined benefit pension plans	(290,468)	(243,184)	(230,517)
Derivative financial instruments	58,983	66,788	178
Accumulated other comprehensive income (loss)	$(867,386)	$(902,075)	$(882,078)

The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended June 2019
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2019	$(725,679)	$(243,184)	$66,788	$(902,075)
Adoption of new accounting standard, ASU 2018-02	(9,088)	(50,402)	(2,371)	(61,861)
Other comprehensive income (loss) before reclassifications	15,772	(823)	10,900	25,849
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,147	(7,739)	(4,592)
Spin-off of Jeans Business	83,094	794	(8,595)	75,293
Net other comprehensive income (loss)	89,778	(47,284)	(7,805)	34,689
Balance, June 2019	$(635,901)	$(290,468)	$58,983	$(867,386)

	Three Months Ended June 2018
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2018	$(476,869)	$(289,618)	$(97,543)	$(864,030)
Other comprehensive income (loss) before reclassifications	(174,870)	40,228	83,271	(51,371)
Amounts reclassified from accumulated other comprehensive income (loss)	—	18,873	14,450	33,323
Net other comprehensive income (loss)	(174,870)	59,101	97,721	(18,048)
Balance, June 2018	$(651,739)	$(230,517)	$178	$(882,078)

21 VF Corporation Q1 FY20 Form 10-Q

Reclassifications out of accumulated OCI were as follows:

(In thousands) Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income	Three Months Ended June

		2019	2018
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(4,019)	$(8,822)
Deferred prior service costs	Other income (expense), net	(13)	(669)
Pension curtailment losses and settlement charges	Other income (expense), net	—	(16,325)
Total before tax		(4,032)	(25,816)
Tax benefit		885	6,943
Net of tax		(3,147)	(18,873)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	(2,905)	945
Foreign exchange contracts	Cost of goods sold	11,105	(11,938)
Foreign exchange contracts	Selling, general and administrative expenses	716	(2,698)
Foreign exchange contracts	Other income (expense), net	2,872	(1,393)
Interest rate contracts	Interest expense	(1,293)	(1,233)
Total before tax		10,495	(16,317)
Tax (expense) benefit		(2,756)	1,867
Net of tax		7,739	(14,450)
Total reclassifications for the period, net of tax		$4,592	$(33,323)

VF Corporation Q1 FY20 Form 10-Q 22

NOTE 13 — STOCK-BASED COMPENSATION

Spin-Off of Jeans Business
In connection with the spin-off of the Jeans business on May 22, 2019, the Company adjusted its outstanding equity awards in accordance with the terms of the Employee Matters Agreement between the Company and Kontoor Brands. Adjustments to the underlying shares and terms of outstanding stock options, restricted stock units ("RSUs") and restricted stock were made to preserve the intrinsic value of the awards immediately before the separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a ratio based on the relative values of the VF pre-distribution stock value and the VF post-distribution stock value as determined by the Company. The outstanding awards continue to vest over their original vesting periods. The Company will recognize $13.0 million of total incremental compensation cost related to the adjustment of the VF equity awards, of which $12.0 million was recognized during the three months ended June 2019.
In connection with the spin-off, stock options to purchase 756,709 shares of VF Common Stock, 52,018 performance-based RSUs, 79,187 nonperformance-based RSUs and 112,763 restricted shares of VF Common Stock were converted into Kontoor Brands equity awards.
Incentive Equity Awards Granted
During the three months ended June 2019, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 1,452,414 shares of its Common Stock at an exercise price of $84.23 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Three Months Ended June 2019
Expected volatility	24% to 27%
Weighted average expected volatility	25%
Expected term (in years)	6.2 to 7.6
Weighted average dividend yield	2.5%
Risk-free interest rate	2.1% to 2.4%
Weighted average fair value at date of grant	$17.20

Also during the three months ended June 2019, VF granted 268,449 performance-based RSUs to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The fair market value of VF Common Stock at the date the units were granted was $84.23 per share.
The actual number of performance-based RSUs earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Consumer Discretionary Index. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $7.11 per share.
VF granted 10,780 nonperformance-based RSUs to nonemployee members of the Board of Directors during the three months ended

June 2019. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $84.23 per share.
VF granted 7,500 nonperformance-based RSUs to certain key employees in international jurisdictions during the three months ended June 2019. These units vest 50% over a two-year period and 50% over a four-year period from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $84.23 per share.
In addition, VF granted 158,215 nonperformance-based RSUs to employees during the three months ended June 2019. These awards vest 50% over a two-year period and 50% over a four-year period from the date of grant and entitle the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $84.23 per share.
VF granted 40,205 restricted shares of VF Common Stock to certain members of management during the three months ended June 2019. These shares vest over periods of up to four years from the date of grant. The fair market value of VF Common Stock at the date the shares were granted was $84.23 per share.

23 VF Corporation Q1 FY20 Form 10-Q

NOTE 14 — INCOME TAXES

The effective income tax rate for the three months ended June 2019 was 21.5% compared to 10.8% in the 2018 period. The three months ended June 2019 included a discrete tax benefit of $2.2 million related to stock compensation and a discrete tax expense of $2.2 million related to unrecognized tax benefits and interest. The 2018 period included a net discrete tax benefit of $6.4 million, which included a $5.7 million tax benefit related to stock compensation, $0.6 million of net tax expense related to unrecognized tax benefits and interest, a $2.9 million net tax benefit related to adjustments to provisional amounts recorded in 2017 under the Tax Act, and $1.6 million of tax expense related to adjustments to previously recognized state income tax credits. The $6.4 million net discrete tax benefit in the 2018 period reduced the effective income tax rate by 9.3%. Without discrete items, the effective income tax rate for the three months ended June 2019 increased by 1.4% compared with the 2018 period primarily due to a lower percentage of income in lower tax rate jurisdictions.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Internal Revenue Service ("IRS") examinations for tax years through 2014 have been effectively settled. The examination of Timberland’s 2011 tax return is ongoing.
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
During the three months ended June 2019, the amount of net unrecognized tax benefits and associated interest increased by $6.3 million to $180.2 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $24.9 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $23.8 million would reduce income tax expense.
On May 19, 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Act"). Due to various factors, the Swiss Tax Act was not considered enacted for GAAP purposes during the three months ended June 2019. The Company is currently evaluating the Swiss Tax Act and the associated tax effects will be reflected in the period the Swiss Tax Act is considered enacted. We believe the Swiss Tax Act will have a material impact to the Company's tax expense.

VF Corporation Q1 FY20 Form 10-Q 24

NOTE 15 — REPORTABLE SEGMENT INFORMATION

The chief operating decision maker allocates resources and assesses performance based on a global brand view which represents VF's operating segments. The operating segments have been evaluated and combined into reportable segments because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. The Company's reportable segments have been identified as:

Outdoor, Active and Work. We have included an Other category in the table below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Other includes results from transition services related to the sales of the Reef® and Nautica® brand businesses, as well as sales of non-VF products.
Financial information for VF's reportable segments was as follows:

	Three Months Ended June

(In thousands)	2019	2018
Segment revenues:
Outdoor	$610,620	$568,600
Active	1,232,126	1,136,937
Work	422,471	423,293
Other	6,262	8,305
Total segment revenues	$2,271,479	$2,137,135
Segment profit (loss):
Outdoor	$(80,270)	$(83,495)
Active	307,566	269,197
Work	47,025	48,927
Other	(1,616)	2,233
Total segment profit	272,705	236,862
Corporate and other expenses (a)	(133,815)	(143,188)
Interest expense, net	(14,998)	(24,853)
Income from continuing operations before income taxes	$123,892	$68,821

(a)
Certain corporate overhead and other costs of $24.6 million for the three-month period ended June 2018, previously allocated to the former Jeans segment and Other category for segment reporting purposes, have been reallocated to continuing operations.

NOTE 16 — EARNINGS PER SHARE

	Three Months Ended June

(In thousands, except per share amounts)	2019	2018
Earnings per share – basic:
Income from continuing operations	$97,249	$61,364
Weighted average common shares outstanding	396,727	394,165
Earnings per share from continuing operations	$0.25	$0.16
Earnings per share – diluted:
Income from continuing operations	$97,249	$61,364
Weighted average common shares outstanding	396,727	394,165
Incremental shares from stock options and other dilutive securities	5,187	5,383
Adjusted weighted average common shares outstanding	401,914	399,548
Earnings per share from continuing operations	$0.24	$0.15

Outstanding options to purchase approximately 1.5 million and 1.8 million shares were excluded from the calculations of diluted earnings per share for the three-month periods ended June 2019 and June 2018, respectively, because the effect of their inclusion would have been anti-dilutive.

In addition, 0.8 million and 0.9 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three-month periods ended June 2019 and June 2018, respectively, because these units were not considered to be contingent outstanding shares in those periods.

25 VF Corporation Q1 FY20 Form 10-Q

NOTE 17 — FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
June 2019
Financial assets:
Cash equivalents:
Money market funds	$344,357	$344,357	$—	$—
Time deposits	3,726	3,726	—	—
Derivative financial instruments	80,351	—	80,351	—
Investment securities	131,989	124,627	7,362	—
Financial liabilities:
Derivative financial instruments	11,374	—	11,374	—
Deferred compensation	144,131	—	144,131	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2019
Financial assets:
Cash equivalents:
Money market funds	$248,560	$248,560	$—	$—
Time deposits	8,257	8,257	—	—
Derivative financial instruments	92,771	—	92,771	—
Investment securities	186,698	176,209	10,489	—
Financial liabilities:
Derivative financial instruments	22,337	—	22,337	—
Deferred compensation	199,336	—	199,336	—
The amounts reported in the table above for prior periods have not been segregated between continuing and discontinued operations. The March 2019 balances include $50.8 million of deferred compensation liabilities and associated assets related to the Jeans business, which were transferred in connection with the spin-off.

(a)	There were no transfers among the levels within the fair value hierarchy during the three months ended June 2019 or the year ended March 2019.

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

VF Corporation Q1 FY20 Form 10-Q 26

All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2019 and March 2019, their carrying values approximated fair value. Additionally, at June 2019 and March 2019, the carrying values of VF’s long-term debt, including the current portion, were $2,131.9 million and $2,121.1 million, respectively, compared with fair values of $2,392.5 million and $2,318.6 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
NOTE 18 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $3.1 billion at June 2019, $2.8 billion at March 2019 and $2.9 billion at June 2018, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Swiss franc, Swedish krona, South Korean won, New Zealand dollar, Polish zloty and Japanese yen. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	June 2019	March 2019	June 2018	June 2019	March 2019	June 2018
Foreign currency exchange contracts designated as hedging instruments	$67,979	$92,356	$53,417	$(9,359)	$(21,798)	$(33,984)
Foreign currency exchange contracts not designated as hedging instruments	12,372	415	—	(2,015)	(539)	(205)
Total derivatives	$80,351	$92,771	$53,417	$(11,374)	$(22,337)	$(34,189)

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

	June 2019		March 2019		June 2018

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$80,351	$(11,374)	$92,771	$(22,337)	$53,417	$(34,189)
Gross amounts not offset in the Consolidated Balance Sheets	(11,301)	11,301	(22,274)	22,274	(30,304)	30,304
Net amounts	$69,050	$(73)	$70,497	$(63)	$23,113	$(3,885)

Derivatives are classified as current or non-current based on maturity dates, as follows:

(In thousands)	June 2019	March 2019	June 2018
Other current assets	$72,132	$83,582	$32,144
Accrued liabilities	(8,143)	(18,590)	(32,508)
Other assets	8,219	9,189	21,273
Other liabilities	(3,231)	(3,747)	(1,681)

27 VF Corporation Q1 FY20 Form 10-Q

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended June

Cash Flow Hedging Relationships	2019	2018
Foreign currency exchange	$14,774	$94,629

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended June

Location of Gain (Loss)	2019	2018
Net sales	$(2,905)	$945
Cost of goods sold	11,105	(11,938)
Selling, general and administrative expenses	716	(2,698)
Other income (expense), net	2,872	(1,393)
Interest expense	(1,293)	(1,233)
Total	$10,495	$(16,317)

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
Foreign currency exchange contracts not designated as hedges as of June 2019 also include contracts still owned by VF that are related to the former Jeans business. In connection with the spin-off, VF transferred the value of the unrecognized gain on these contracts to Kontoor Brands.
The changes in fair value of derivative contracts not designated as hedges that have been recognized as gains or losses in VF's Consolidated Statements of Income were not material for the three months ended June 2019 and June 2018.

Other Derivative Information
At June 2019, accumulated OCI included $66.5 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $10.4 million at June 2019, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.3 million and $1.2 million of net deferred losses from accumulated OCI into interest expense for the three-month periods ended June 2019 and June 2018, respectively. VF expects to reclassify $5.3 million to interest expense during the next 12 months.
Net Investment Hedge
The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three-month periods ended June 2019 and June 2018, the Company recognized an after-tax loss of $8.7 million and an after-tax gain of $41.0 million, respectively. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.

VF Corporation Q1 FY20 Form 10-Q 28

NOTE 19 — RESTRUCTURING

The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three months ended June 2019, VF leadership approved $4.8 million of restructuring charges, of which $3.4 million was recognized in selling, general and administrative expenses and $1.4 million in cost of goods sold. The Company has not recognized significant incremental costs related to the actions for the year ended March 2019 or prior periods.

Of the $57.9 million total restructuring accrual at June 2019, $55.3 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $2.6 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The activity in the restructuring accrual for the three-month period ended June 2019 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2019	$58,106	$11,035	$69,141
Charges	2,224	2,564	4,788
Cash payments	(8,887)	(8,335)	(17,222)
Adjustments to accruals	1,303	—	1,303
Currency translation	11	(97)	(86)
Accrual at June 2019	$52,757	$5,167	$57,924

Restructuring charges were incurred as follows:

(In thousands)	Three Months Ended June 2019	Three Months Ended June 2018
Outdoor	$4,215	$2,898
Active	20	2,559
Work	553	2,828
Corporate and other	—	1,506
Total	$4,788	$9,791

NOTE 20 — CONTINGENCIES

The Company petitioned the U.S. Tax Court to resolve an IRS dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing at dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $137 million. Further, this timing matter is impacted by the Tax Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 21 — SUBSEQUENT EVENT
On July 15, 2019, VF’s Board of Directors declared a quarterly cash dividend of $0.43 per share, payable on September 20, 2019 to stockholders of record on September 10, 2019.

29 VF Corporation Q1 FY20 Form 10-Q

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2019 through March 28, 2020 ("Fiscal 2020"). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2020. For presentation purposes herein, all references to periods ended June 2019 and June 2018 relate to the fiscal periods ended on June 29, 2019 and June 30, 2018, respectively. References to March 2019 relate to information as of March 30, 2019.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. All references to foreign currency amounts below reflect the changes in foreign currency exchange rates from the same period in 2018 and their impact on translating foreign currencies into U.S. dollars. All references to foreign currency amounts also reflect the impact of foreign currency-denominated transactions in countries with highly inflationary economies. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro, such as Argentina, which is a highly inflationary economy.
On June 1, 2018, VF acquired 100% of the stock of Icon-Altra LLC, plus certain assets in Europe ("Altra"). The business results for Altra have been included in the Outdoor segment. All references to contributions from acquisition below represent the operating results of Altra for the two months ended May 2019, which reflects the one-year anniversary of the acquisition. Refer to Note 4 to VF's consolidated financial statements for additional information on acquisitions.

On October 5, 2018, VF completed the sale of the Van Moer business, which was included in the Work segment. On October 26, 2018, VF completed the sale of the Reef® brand business, which was included in the Active segment. All references to dispositions below represent the impact of operating results of the Reef® brand and the Van Moer business for the three months ended June 2018.
On May 22, 2019, VF completed the spin-off of its Jeans business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business, into an independent, publicly traded company now operating under the name Kontoor Brands, Inc. ("Kontoor Brands"). As a result, VF reported the operating results for the Jeans business in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for all periods presented. In addition, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date the spin-off was completed.
Additionally, the Nautica® brand business has been reported as discontinued operations in our Consolidated Statements of Income, and the related held-for-sale assets and liabilities have been presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.
Refer to Note 5 to VF’s consolidated financial statements for additional information on discontinued operations and other divestitures.

HIGHLIGHTS OF THE FIRST QUARTER OF FISCAL 2020

•
Revenues were up 6% to $2.3 billion compared to the three months ended June 2018, primarily due to the $234.6 million contribution from organic growth, including a 3% unfavorable impact from foreign currency.

•	Active segment revenues increased 8% to $1.2 billion compared to the three months ended June 2018, including a 3% unfavorable impact from foreign currency.

•
Outdoor segment revenues increased 7% to $610.6 million compared to the three months ended June 2018, including an $11.8 million contribution from the Altra acquisition and a 4% unfavorable impact from foreign currency.

•
Direct-to-consumer revenues were up 14% over the 2018 period, including a 3% unfavorable impact from foreign currency. E-commerce revenues increased 24% in the current period, including a 4% unfavorable impact from foreign currency. Direct-to-consumer revenues accounted for 39% of net revenues for the three months ended June 2019.

•
International revenues increased 2% compared to the three months ended June 2018, including a 6% unfavorable impact from foreign currency. International revenues represented 40% of net revenues in the current period.

•	Gross margin increased 140 basis points to 54.4% compared to the three months ended June 2018 driven by a mix-shift to higher margin businesses and a favorable net foreign currency transaction impact.

•
Earnings per share increased 58% to $0.24 from $0.15 in the 2018 period. The increase was driven by organic growth in all segments, and continued strength in our direct-to-consumer and international businesses. These improvements were partially offset by costs related to the relocation of our global headquarters and certain brands to Denver, Colorado, specified strategic business decisions and the unfavorable impacts from foreign currency.

VF Corporation Q1 FY20 Form 10-Q 30

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Income
The following table presents a summary of the changes in net revenues for the three months ended June 2019 from the comparable period in 2018:

(In millions)	Three Months Ended June
Net revenues — 2018	$2,137.1
Organic growth	234.6
Acquisition	11.8
Dispositions	(61.3)
Impact of foreign currency	(50.7)
Net revenues — 2019	$2,271.5

VF reported a 6% increase in revenues for the three months ended June 2019 compared to the 2018 period. The revenue increase was attributable to organic growth in all segments, continued strength in our direct-to-consumer and international businesses and contribution from the Altra acquisition. The increases were partially offset by lower revenues due to the Reef® brand and Van Moer business dispositions and an unfavorable impact from foreign currency. Excluding the impact of foreign currency, international sales grew in every region in the three months ended June 2019.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Income:

	Three Months Ended June

	2019	2018
Gross margin (net revenues less cost of goods sold)	54.4%	53.0%
Selling, general and administrative expenses	48.5	47.7
Operating margin	5.9%	5.3%

Gross margin increased 140 basis points in the three months ended June 2019 compared to the 2018 period. Gross margin in the three months ended June 2019 was positively impacted by a mix-shift to higher margin businesses and a favorable net foreign currency transaction impact, partially offset by certain increases in product costs.
Selling, general and administrative expenses as a percentage of total revenues increased 80 basis points during the three months ended June 2019 compared to the 2018 period. The increase is primarily due to costs related to the relocation of our global headquarters and certain brands to Denver, Colorado and specified strategic business decisions in South America. These costs were partially offset by a gain of approximately $11 million on the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado and leverage of operating expenses on higher revenues.
Net interest expense decreased $9.9 million during the three months ended June 2019 compared to the 2018 period. The decrease in net interest expense in the three months ended June 2019 was primarily due to lower borrowings on short-term debt, partially due to repayment activity funded by the cash received from Kontoor Brands, and higher international bank balances in higher yielding currencies. Total outstanding debt averaged $2.6 billion in the three months ended June 2019 and $3.5 billion in the same period in 2018, with weighted average interest rates of 3.2% and 3.0%, respectively.

Other income (expense), net increased $25.0 million during the three months ended June 2019 compared to the 2018 period. The increase was driven by lower pension cost in the three months ended June 2019. The decrease in pension cost was due to settlement charges and curtailments recorded in the three months ended June 2018 that did not recur in the three months ended June 2019.
The effective income tax rate for the three months ended June 2019 was 21.5% compared to 10.8% in the 2018 period. The three months ended June 2019 included a discrete tax benefit of $2.2 million related to stock compensation and a discrete tax expense of $2.2 million related to unrecognized tax benefits and interest. The 2018 period included a net discrete tax benefit of $6.4 million, which included a $5.7 million tax benefit related to stock compensation, $0.6 million of net tax expense related to unrecognized tax benefits and interest, a $2.9 million net tax benefit related to adjustments to provisional amounts recorded in 2017 under the Tax Cuts and Jobs Act and $1.6 million of tax expense related to adjustments to previously recognized state income tax credits. The $6.4 million net discrete tax benefit in the 2018 period reduced the effective income tax rate by 9.3%. Without discrete items, the effective income tax rate for the three months ended June 2019 increased by 1.4% compared with the 2018 period, primarily due to a lower percentage of income in lower tax rate jurisdictions.
As a result of the above, income from continuing operations in the three months ended June 2019 was $97.2 million ($0.24 per diluted share) compared to $61.4 million ($0.15 per diluted share) in the 2018 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

31 VF Corporation Q1 FY20 Form 10-Q

Information by Reportable Segment

VF's reportable segments are: Outdoor, Active and Work. We have included an Other category in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Included in this Other category are results from transition services related to the sales of the Reef® and Nautica® brand businesses, as well as sales of non-VF products.
Refer to Note 15 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income before income taxes.
The following tables present a summary of the changes in segment revenues and profit in the three months ended June 2019 from the comparable period in 2018:
Segment Revenues:

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment revenues — 2018	$568.6	$1,136.9	$423.3	$8.3	$2,137.1
Organic growth	48.1	170.0	16.1	0.4	234.6
Acquisition	11.8	—	—	—	11.8
Dispositions	—	(47.9)	(13.4)	—	(61.3)
Impact of foreign currency	(17.9)	(26.9)	(3.5)	(2.4)	(50.7)
Segment revenues — 2019	$610.6	$1,232.1	$422.5	$6.3	$2,271.5

Segment Profit:

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment profit — 2018	$(83.5)	$269.2	$48.9	$2.3	$236.9
Organic growth	1.9	54.4	(1.1)	(3.8)	51.4
Acquisition	(0.2)	—	—	—	(0.2)
Dispositions	—	(8.8)	(0.5)	—	(9.3)
Impact of foreign currency	1.5	(7.2)	(0.3)	(0.1)	(6.1)
Segment profit — 2019	$(80.3)	$307.6	$47.0	$(1.6)	$272.7

(a)
Included in the Other category for the three months ended June 2019 are results related to the sale of non-VF products and transition services related to the sale of the Reef® brand business, while the three months ended June 2018 reflect results from transition services related to the sale of the Nautica® brand business. Differences in the results as compared to the prior year, other than the impact of foreign currency, are reflected within the "organic growth" activity.

VF Corporation Q1 FY20 Form 10-Q 32

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Segment revenues	$610.6	$568.6	7.4%
Segment profit (loss)	(80.3)	(83.5)	3.9%
Operating margin	(13.1)%	(14.7)%

The Outdoor segment includes the following brands: The North Face®, Timberland® (excluding Timberland PRO®), Icebreaker®, Smartwool® and Altra®.

Global revenues for Outdoor increased 7% in the three months ended June 2019 compared to 2018, including a 4% unfavorable impact due to foreign currency. Revenues in the Americas region increased 14%. Revenues in the Europe region decreased 2%, including a 6% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 6%, with a 5% unfavorable impact from foreign currency. Included in these results are revenues from the Altra acquisition of $11.8 million through the one-year anniversary of the acquisition. Excluding the revenues from Altra, Outdoor revenues increased 5% in the three months ended June 2019, including a 3% unfavorable impact from foreign currency.
Global revenues for The North Face® brand increased 9% in the three months ended June 2019 compared to the 2018 period. This includes a 3% unfavorable impact from foreign currency in the three months ended June 2019. The increase was due to strong operational growth across all channels and regions, including strong wholesale performance and growth in the direct-to-consumer channel driven by an expanding e-commerce business and comparable store growth.
Global revenues for the Timberland® brand (excluding Timberland PRO®) decreased 1% in the three months ended June 2019, compared to the 2018 period, as slight increases in the direct-to-

consumer and wholesale channels were more than offset by an overall 4% unfavorable impact from foreign currency. Increases in the wholesale channel in the Americas and the Asia-Pacific regions, were partially offset by declines in the Europe region.
Global direct-to-consumer revenues for Outdoor increased 4% in the three months ended June 2019 compared to the 2018 period, including a 3% unfavorable impact from foreign currency. The increase was primarily due to a growing e-commerce business across all regions. Global wholesale revenues increased 10% in the three months ended June 2019, compared to the 2018 period, driven by global growth in The North Face® brand and the Altra acquisition, and included a 3% unfavorable impact from foreign currency. Excluding revenues from the Altra acquisition, wholesale revenues increased 7% in the three months ended June 2019, compared to the 2018 period, including a 3% unfavorable impact from foreign currency in the three months ended June 2019.
Operating margin increased 160 basis points in the three months ended June 2019, compared to the 2018 period due to leverage of operating expenses on higher revenues and a gain of approximately $11 million on the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado. These increases were partially offset by relocation costs, higher product costs and increased investments in direct-to-consumer, product innovation, demand creation and technology.

33 VF Corporation Q1 FY20 Form 10-Q

Active

	Three Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Segment revenues	$1,232.1	$1,136.9	8.4%
Segment profit	307.6	269.2	14.3%
Operating margin	25.0%	23.7%

The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, Eastpak®, JanSport®, Reef® (through the date of sale) and Eagle Creek®.

Global revenues for Active increased 8% in the three months ended June 2019, compared to the 2018 period, driven by growth across all channels. Excluding the impact of foreign currency, revenues also grew across all regions. The overall increase includes a 3% unfavorable impact from foreign currency. Revenues in the Americas region increased 10%. Revenues in the Europe region decreased 2%, including a 6% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 21%, with a 6% unfavorable impact from foreign currency. The three months ended June 2019 were negatively impacted by the sale of the Reef® brand business in October 2018, which resulted in lower revenues of $47.9 million. Excluding the impact of the disposition, revenues in the three months ended June 2019 increased 13% compared to the 2018 period, including a 3% unfavorable impact from foreign currency.
Vans® brand global revenues increased 20% in the three months ended June 2019, compared to the 2018 period, including a 3% unfavorable impact from foreign currency. The increase was due to strong operational growth across all channels and regions, including strong wholesale performance and direct-to-consumer growth driven by an expanding e-commerce business, comparable store growth and new store openings.

Global direct-to-consumer revenues for Active grew 19% in the three months ended June 2019, compared to the 2018 period, including a 2% unfavorable impact from foreign currency. Growth in the direct-to-consumer channel was driven by a growing e-commerce business, comparable store growth and new store openings. Wholesale revenues increased 1% in the three months ended June 2019, driven by global growth in the Vans® brand, and included a 2% unfavorable impact from foreign currency. Excluding the impact of the Reef® brand disposition, wholesale revenues increased 8% in the three months ended June 2019, compared to the 2018 period, including a 3% unfavorable impact from foreign currency in the three months ended June 2019.
Operating margin increased 130 basis points in the three months ended June 2019, compared to the 2018 period, reflecting gross margin expansion driven by a mix-shift to higher margin businesses and products, a favorable net foreign currency transaction impact and leverage of operating expenses on higher revenues. These increases were partially offset by higher product costs and increased investments in direct-to-consumer, product innovation, demand creation and technology.
Work

	Three Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Segment revenues	$422.5	$423.3	(0.2)%
Segment profit	47.0	48.9	(3.9)%
Operating margin	11.1%	11.6%

The Work segment includes the following brands: Dickies®, Red Kap®, Bulwark®, Timberland PRO®, VF Solutions®, Walls®, Terra®, Workrite®, Kodiak® and Horace Small®.

Global Work revenues were flat in the three months ended June 2019, compared to the 2018 period. The three months ended June 2019 included a 1% unfavorable impact from foreign currency. The three months ended June 2019 were negatively impacted by the sale of the Van Moer business in October 2018, which resulted in lower revenues of $13.4 million. Excluding the impact of the disposition, revenues in the three months ended June 2019 increased 3%, compared to the 2018 period, including a 1% unfavorable impact from foreign currency. The revenue increase was due to balanced growth across nearly all brands.

Dickies® brand global revenues increased 1% in the three months ended June 2019, compared to the 2018 period, including a 1% unfavorable impact from foreign currency. The increase was driven by strength in the Americas region, China and the direct-to-consumer channel, partially offset by declines in the Europe region.
Operating margin decreased 50 basis points in the three months ended June 2019 compared to the 2018 period. The decrease reflects higher product costs and increased investments in direct-to-consumer, product innovation and demand creation. These decreases were partially offset by increased pricing and lower transaction and deal-related costs from the acquisition of the Williamson-Dickie business.

VF Corporation Q1 FY20 Form 10-Q 34

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

	Three Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Corporate and other expenses	$133.8	$143.2	(6.5)%
Interest expense, net	15.0	24.9	(39.7)%

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The decrease was driven by lower pension cost, primarily attributed to settlement charges and curtailments recorded in the three months ended June 2018 that did not recur in the three months ended June 2019. The decrease was partially offset by costs related to the relocation of our global headquarters and certain brands to Denver, Colorado in the three months ended June 2019.

International Operations

International revenues increased 2% in the three months ended June 2019 compared to the 2018 period. Foreign currency negatively impacted international revenue growth by 6% in the three months ended June 2019. Revenues in Europe decreased 5% in the three months ended June 2019, including a 6% unfavorable impact from foreign currency. In the Asia-Pacific region, revenues increased 13% in the three months ended June 2019, driven by growth in China. Foreign currency negatively impacted revenues in the Asia-Pacific region by 6% in the three months ended June

2019. Revenues in the Americas (non-U.S.) region increased 5% in the three months ended June 2019, partially offset by a 5% unfavorable impact from foreign currencies in the three months ended June 2019. Excluding the impact of dispositions, international revenues increased 5% in the three months ended June 2019, including a 6% unfavorable impact from foreign currency. International revenues were 40% and 42% of total revenues in the three-month periods ended June 2019 and 2018, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 14% in the three months ended June 2019, reflecting growth in all regions. Foreign currency negatively impacted direct-to-consumer revenue growth by 3% in the three months ended June 2019. The increase in direct-to-consumer revenues was due to comparable store growth for locations open at least twelve months at each reporting date, new store openings and an expanding e-commerce business, which grew 24% in the three months ended June 2019. The e-commerce growth includes a 4% unfavorable impact from foreign currency in the three months ended June 2019. There were 1,427 VF-owned retail stores at June 2019 compared to 1,382 at June 2018. Direct-to-consumer revenues were 39% of total revenues for the three-month period ended June 2019 compared to 36% in the 2018 period.

35 VF Corporation Q1 FY20 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at June 2019 compared to March 2019:

•	Decrease in accounts receivable — primarily due to the timing of cash collections and lower wholesale shipments due to seasonality.

•	Increase in inventories — due to the seasonality of the business.

•
Decrease in property, plant and equipment, net — primarily due to the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado.

•
Increase in operating lease right-of-use assets — due to amounts recorded in connection with the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases ("ASC 842").

•	Decrease in short-term borrowings — due to net repayment of commercial paper borrowings primarily funded by the cash received from Kontoor Brands.

•
Increase in accrued liabilities — primarily due to amounts recorded for the current portion of operating lease liabilities in connection with the adoption of ASC 842, partially offset by a decrease in accrued compensation.

•	Increase in operating lease liabilities — due to amounts recorded for operating lease liabilities in connection with the adoption of ASC 842.

•	Decrease in other liabilities — primarily due to the reclassification of deferred rent credits from other liabilities to operating lease right-of-use assets in connection with the adoption of ASC 842.

The following discussion refers to significant changes in balances at June 2019 compared to June 2018:

•	Increase in accounts receivable — primarily due to higher wholesale shipments.

•	Increase in inventories — driven by growth in the business.

•	Decrease in intangible assets — due to the divestiture of the Reef® brand business and impact of foreign currency fluctuations.

•	Increase in operating lease right-of-use assets — due to amounts recorded in connection with the adoption of ASC 842.

•	Decrease in short-term borrowings — due to net repayment of commercial paper borrowings.

•	Increase in accrued liabilities — primarily due to amounts recorded for the current portion of operating lease liabilities in connection with the adoption of ASC 842.

•	Increase in operating lease liabilities — due to amounts recorded for operating lease liabilities in connection with the adoption of ASC 842.

•	Decrease in other liabilities — primarily due to the reclassification of deferred rent credits from other liabilities to operating lease right-of-use assets in connection with the adoption of ASC 842.

Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	June	March	June
(Dollars in millions)	2019	2019	2018
Working capital	$2,043.7	$1,377.3	$789.8
Current ratio	2.0 to 1	1.6 to 1	1.3 to 1
Debt to total capital	46.2%	39.3%	48.2%

The increase in the current ratio at June 2019 compared to both March 2019 and June 2018 was primarily due to a net decrease in current liabilities driven by lower short-term borrowings and a net increase in current assets driven by higher inventory balances, as discussed in the "Consolidated Balance Sheets" section above and higher cash balances due to cash received from Kontoor Brands, as discussed in the "Cash Provided (Used) by Financing Activities" section below. The increase in the current ratio at June 2019 compared to June 2018 was also due to a net increase in accounts receivable balances, as discussed in the "Consolidated Balance Sheets" section above. Both comparisons are impacted by the recording of the current portion of operating lease liabilities in accrued liabilities beginning in the three months ended June 2019 in connection with the adoption of ASC 842.
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, beginning in the June 2019 period. Total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at June 2019 compared to March 2019 was attributed to the increase in operating lease liabilities, partially offset by the decrease in short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above. The decrease in the debt to total capital ratio at June 2019 compared to June 2018 was driven by the decrease in short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above and the increase in stockholders' equity which was driven by net income and stock-based compensation activity, partially offset by payments of dividends and purchases of treasury stock. The decrease was partially offset by the increase in operating lease liabilities, as discussed in the "Consolidated Balance Sheets" section above. Excluding the operating lease liabilities, the debt to total capital ratio was 34.6% as of June 2019.
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

VF Corporation Q1 FY20 Form 10-Q 36

In summary, our cash flows from continuing operations were as follows:

	Three Months Ended June

(In thousands)	2019	2018
Cash (used) provided by operating activities	$(79,392)	$99,337
Cash provided (used) by investing activities	1,696	(111,747)
Cash provided (used) by financing activities	123,853	(343,957)

Cash (Used) Provided by Operating Activities
Cash flow related to operating activities is dependent on net income, adjustments to net income and changes in working capital. The decrease in cash provided by operating activities in the three months ended June 2019 compared to June 2018 is primarily due to the timing of VF's annual bonus payouts in the three months ended June 2019 compared to the three months ended March 2018 for the prior fiscal year, partially offset by higher net income in the three months ended June 2019.
Cash Provided (Used) by Investing Activities
The increase in cash provided by investing activities in the three months ended June 2019 related primarily to $321.4 million of net cash paid for acquisitions in the three months ended June 2018 and the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado in the three months ended June 2019, partially offset by $288.3 million of proceeds from the sale of businesses, net of cash sold in the three months ended June 2018. Capital expenditures decreased $16.2 compared to the 2018 period.
Cash Provided (Used) by Financing Activities
The increase in cash provided by financing activities during the three months ended June 2019 was primarily due to $906.1 million of cash received from Kontoor Brands, net of cash transferred. This increase was partially offset by a $371.1 million net decrease in short-term borrowings driven by higher net repayments of commercial paper borrowings during the three months ended June 2019 compared to the same period in 2018.
VF did not purchase shares of its Common Stock in the open market during the three months ended June 2019 or the three months ended June 2018 under the share repurchase program authorized by VF's Board of Directors.
As of the end of June 2019, the Company had $3.8 billion remaining for future repurchases under its share repurchase program. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
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
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of June 2019 were $65.0 million and $15.0 million, respectively, leaving approximately $2.2 billion available for borrowing against the Global Credit Facility at June 2019.
VF has $165.9 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $2.7 million at June 2019.
VF’s credit agency ratings allow for access to additional liquidity at competitive rates. At the end of June 2019, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.
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
Management’s Discussion and Analysis in the Fiscal 2019 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of Fiscal 2019 that would require the use of funds. As of June 2019, there have been no material changes in the amounts disclosed in the Fiscal 2019 Form 10-K, except as noted below:

•
Contractual obligations and commercial commitments at the end of Fiscal 2019 included approximately $349 million of inventory obligations related to the Jeans business, which is now classified as discontinued operations.

Management believes that VF’s cash balances and funds provided by operating activities, as well as its Global Credit Facility, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain the planned dividend payout rate, and (iii) flexibility to meet investment opportunities, including acquisitions, that may arise.

37 VF Corporation Q1 FY20 Form 10-Q

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Management has chosen accounting policies it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States of America. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Fiscal 2019 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the Fiscal 2019 Form 10-K.
Except as it relates to VF's adoption of ASC 842 as disclosed in Note 2 and Note 10 to VF's consolidated financial statements, there have been no material changes in VF's accounting policies.

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this release include, but are not limited to: risks associated with the spin-off of our Jeanswear business completed on May 22, 2019, including the risk that VF will not realize all of the expected benefits of the spin-off; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; and the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of VF. There are also risks associated with the relocation of our global headquarters and a number of brands to the metro Denver area, including the risk of significant disruption to our operations, the temporary diversion of management resources and loss of key employees who have substantial experience and expertise in our business, the risk that we may encounter difficulties retaining employees who elect to transfer and attracting new talent in the Denver area to replace our employees who are unwilling to relocate, the risk that the relocation may involve significant additional costs to us and that the expected benefits of the move may not be fully realized. Other risks include foreign currency fluctuations; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; the financial strength of VF's customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF's response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior, intense competition from online retailers, manufacturing and product innovation; increasing pressure on margins; VF's ability to implement its business strategy; VF's ability to grow its international and direct-to-consumer businesses; VF’s and its vendors’ ability to maintain the strength and security of information technology systems; the risk that VF's facilities and systems and those of our third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; VF's ability to properly collect, use, manage and secure consumer and employee data; stability of VF's manufacturing facilities and foreign suppliers; continued use by VF's suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF's ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF's ability to execute and integrate acquisitions; changes in tax laws and liabilities; legal, regulatory, political and economic risks; the risk of economic uncertainty associated with the pending exit of the United Kingdom from the European Union ("Brexit") or any other similar referendums that may be held; and adverse or unexpected weather conditions. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

VF Corporation Q1 FY20 Form 10-Q 38

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the Fiscal 2019 Form 10‑K.

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
Changes in internal control over financial reporting:
VF adopted ASC 842 on March 31, 2019 and as a result implemented changes to processes and internal control over financial reporting to ensure compliance with the new accounting and disclosure rules. There have been no other changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.

39 VF Corporation Q1 FY20 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
Information on VF’s legal proceedings is set forth under Part I, Item 3, “Legal Proceedings,” in the Fiscal 2019 Form 10-K. There have been no material changes to the legal proceedings from those described in the Fiscal 2019 Form 10-K.

ITEM 1A — RISK FACTORS

You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the Fiscal 2019 Form 10-K. There have been no material changes to the risk factors from those disclosed in the Fiscal 2019 Form 10‑K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended June 29, 2019 under the share repurchase program authorized by VF’s Board of Directors in 2017.

First Quarter Fiscal 2020	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
March 31 - April 27, 2019	—	$—	—	$3,836,982,574
April 28 - May 25, 2019	—	—	—	3,836,982,574
May 26 - June 29, 2019	—	—	—	3,836,982,574
Total	—		—
VF will continue to evaluate future share repurchases, considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF Corporation Q1 FY20 Form 10-Q 40

ITEM 6 — EXHIBITS

31.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Scott A. Roe, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Scott A. Roe, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

41 VF Corporation Q1 FY20 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2019	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

VF Corporation Q1 FY20 Form 10-Q 42