Form 10-Q
period 2019-09-28
V F CORP
filed 2019-10-31
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 26, 2019, there were 399,373,631 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2019	March 2019	September 2018
ASSETS
Current assets
Cash and equivalents	$507,605	$445,119	$266,788
Accounts receivable, less allowance for doubtful accounts of: September 2019 ‑ $20,742; March 2019 - $19,638; September 2018 - $19,743	1,976,154	1,465,855	1,961,274
Inventories	1,890,716	1,432,660	1,723,057
Other current assets	400,732	433,793	422,287
Current assets held-for-sale	—	—	159,852
Current assets of discontinued operations	—	896,030	884,696
Total current assets	4,775,207	4,673,457	5,417,954
Property, plant and equipment, net	871,601	915,177	893,811
Intangible assets, net	1,919,770	1,972,364	2,029,901
Goodwill	1,529,385	1,541,314	1,543,143
Operating lease right-of-use assets	1,263,903	—	—
Other assets	910,489	772,755	763,762
Other assets of discontinued operations	—	481,718	481,854
TOTAL ASSETS	$11,270,355	$10,356,785	$11,130,425
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$484,321	$659,060	$1,564,899
Current portion of long-term debt	4,986	5,263	5,885
Accounts payable	550,700	580,867	603,575
Accrued liabilities	1,364,331	1,154,932	1,064,555
Current liabilities held-for-sale	—	—	11,358
Current liabilities of discontinued operations	—	261,482	258,424
Total current liabilities	2,404,338	2,661,604	3,508,696
Long-term debt	2,090,922	2,115,884	2,150,595
Operating lease liabilities	1,028,363	—	—
Other liabilities	1,099,113	1,232,200	1,246,962
Other liabilities of discontinued operations	—	48,581	44,616
Commitments and contingencies
Total liabilities	6,622,736	6,058,269	6,950,869
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2019, March 2019 or September 2018	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2019 – 398,865,790; March 2019 – 396,824,662; September 2018 – 397,161,808	99,716	99,206	99,290
Additional paid-in capital	4,072,640	3,921,784	3,795,395
Accumulated other comprehensive income (loss)	(930,725)	(902,075)	(862,916)
Retained earnings	1,405,988	1,179,601	1,147,787
Total stockholders’ equity	4,647,619	4,298,516	4,179,556
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,270,355	$10,356,785	$11,130,425
See notes to consolidated financial statements.

3 VF Corporation Q2 FY20 Form 10-Q

VF CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2019	2018	2019	2018
Net revenues	$3,393,268	$3,219,390	$5,664,747	$5,356,525
Costs and operating expenses
Cost of goods sold	1,597,307	1,545,391	2,633,421	2,550,680
Selling, general and administrative expenses	1,216,896	1,129,013	2,318,969	2,147,760
Total costs and operating expenses	2,814,203	2,674,404	4,952,390	4,698,440
Operating income	579,065	544,986	712,357	658,085
Interest income	4,983	1,484	12,112	3,630
Interest expense	(20,810)	(28,305)	(42,937)	(55,304)
Other income (expense), net	(1,813)	(31,970)	3,785	(51,395)
Income from continuing operations before income taxes	561,425	486,195	685,317	555,016
Income tax expense (benefit)	(87,576)	70,071	(60,933)	77,528
Income from continuing operations	649,001	416,124	746,250	477,488
Income (loss) from discontinued operations, net of tax	—	90,997	(48,028)	189,991
Net income	$649,001	$507,121	$698,222	$667,479
Earnings (loss) per common share - basic
Continuing operations	$1.63	$1.05	$1.88	$1.21
Discontinued operations	—	0.23	(0.12)	0.48
Total earnings per common share - basic	$1.63	$1.28	$1.76	$1.69
Earnings (loss) per common share - diluted
Continuing operations	$1.61	$1.04	$1.86	$1.19
Discontinued operations	—	0.23	(0.12)	0.47
Total earnings per common share - diluted	$1.61	$1.26	$1.74	$1.67
Weighted average shares outstanding
Basic	397,751	395,892	397,239	395,029
Diluted	402,261	401,939	402,088	400,744

See notes to consolidated financial statements.

VF Corporation Q2 FY20 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands)	2019	2018	2019	2018
Net income	$649,001	$507,121	$698,222	$667,479
Other comprehensive income (loss)
Foreign currency translation and other
Losses arising during the period	(70,473)	(12,600)	(57,644)	(173,758)
Income tax effect	(8,912)	(1,623)	(5,969)	(15,335)
Defined benefit pension plans
Current period actuarial gains (losses)	(14,610)	(1,898)	(14,610)	52,042
Amortization of net deferred actuarial losses	4,014	6,655	8,033	15,477
Amortization of deferred prior service costs (credits)	12	(59)	25	610
Reclassification of net actuarial loss from settlement charge	519	1,342	519	8,184
Reclassification of deferred prior service cost due to curtailments	—	—	—	9,483
Income tax effect	2,207	(1,562)	499	(22,217)
Derivative financial instruments
Gains arising during the period	51,396	15,240	66,170	109,869
Income tax effect	(7,048)	(89)	(10,922)	(11,447)
Reclassification to net income for (gains) losses realized	(23,688)	13,846	(34,183)	30,163
Income tax effect	3,244	(90)	6,000	(1,957)
Other comprehensive income (loss)	(63,339)	19,162	(42,082)	1,114
Comprehensive income	$585,662	$526,283	$656,140	$668,593

See notes to consolidated financial statements.

5 VF Corporation Q2 FY20 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$698,222	$667,479
Income (loss) from discontinued operations, net of tax	(48,028)	189,991
Income from continuing operations, net of tax	746,250	477,488
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization, including operating lease right-of-use assets	321,129	129,259
Stock-based compensation	71,419	46,669
Provision for doubtful accounts	6,234	6,714
Pension expense in excess of (less than) contributions	(6,125)	1,595
Loss on sale of businesses, net of tax	—	29,791
Other, net	(99,762)	21,604
Changes in operating assets and liabilities:
Accounts receivable	(544,133)	(806,080)
Inventories	(474,417)	(384,093)
Accounts payable	(23,959)	124,101
Income taxes	(47,082)	(91,183)
Accrued liabilities	(125,950)	333,511
Operating lease right-of-use assets and liabilities	(227,609)	—
Other assets and liabilities	25,314	14,939
Cash used by operating activities - continuing operations	(378,691)	(95,685)
Cash provided by operating activities - discontinued operations	13,213	198,636
Cash provided (used) by operating activities	(365,478)	102,951
INVESTING ACTIVITIES
Business acquisitions, net of cash received	—	(320,405)
Proceeds from sale of businesses, net of cash sold	—	288,273
Capital expenditures	(108,596)	(129,582)
Software purchases	(25,576)	(32,710)
Other, net	59,087	(9,979)
Cash used by investing activities - continuing operations	(75,085)	(204,403)
Cash used by investing activities - discontinued operations	(2,327)	(13,924)
Cash used by investing activities	(77,412)	(218,327)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(168,421)	40,219
Payments on long-term debt	(2,868)	(3,107)
Purchases of treasury stock	—	(480)
Cash dividends paid	(373,604)	(363,851)
Cash received from Kontoor Brands, net of cash transferred of $126.8 million	906,148	—
Proceeds from issuance of Common Stock, net of shares withheld for taxes	50,659	130,114
Cash provided (used) by financing activities	411,914	(197,105)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(5,385)	(17,270)
Net change in cash, cash equivalents and restricted cash	(36,361)	(329,751)
Cash, cash equivalents and restricted cash – beginning of year	556,587	689,190
Cash, cash equivalents and restricted cash – end of period	$520,226	$359,439

Continued on next page.
See notes to consolidated financial statements.

VF Corporation Q2 FY20 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2019	2018
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$507,605	$266,788
Other current assets	2,748	3,919
Current assets held-for-sale	—	2,059
Current and other assets of discontinued operations	—	86,009
Other assets	9,873	664
Total cash, cash equivalents and restricted cash	$520,226	$359,439

See notes to consolidated financial statements.

7 VF Corporation Q2 FY20 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 2019
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2019	397,922,120	$99,481	$3,988,385	$(867,386)	$931,134	$4,151,614
Net income	—	—	—	—	649,001	649,001
Dividends on Common Stock ($0.43 per share)	—	—	—	—	(171,066)	(171,066)
Stock-based compensation, net	943,670	235	84,255	—	(3,081)	81,409
Foreign currency translation and other	—	—	—	(79,385)	—	(79,385)
Defined benefit pension plans	—	—	—	(7,858)	—	(7,858)
Derivative financial instruments	—	—	—	23,904	—	23,904
Balance, September 2019	398,865,790	$99,716	$4,072,640	$(930,725)	$1,405,988	$4,647,619

	Three Months Ended September 2018
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2018	395,509,138	$98,877	$3,688,529	$(882,078)	$825,788	$3,731,116
Net income	—	—	—	—	507,121	507,121
Dividends on Common Stock ($0.46 per share)	—	—	—	—	(182,334)	(182,334)
Purchase of treasury stock	(5,210)	(1)	—	—	(479)	(480)
Stock-based compensation, net	1,657,880	414	106,866	—	(2,309)	104,971
Foreign currency translation and other	—	—	—	(14,223)	—	(14,223)
Defined benefit pension plans	—	—	—	4,478	—	4,478
Derivative financial instruments	—	—	—	28,907	—	28,907
Balance, September 2018	397,161,808	$99,290	$3,795,395	$(862,916)	$1,147,787	$4,179,556

Continued on next page.

See notes to consolidated financial statements.

VF Corporation Q2 FY20 Form 10-Q 8

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended September 2019
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2019	396,824,662	$99,206	$3,921,784	$(902,075)	$1,179,601	$4,298,516
Adoption of new accounting standard, ASU 2016-02	—	—	—	—	(2,491)	(2,491)
Adoption of new accounting standard, ASU 2018-02	—	—	—	(61,861)	61,861	—
Net income	—	—	—	—	698,222	698,222
Dividends on Common Stock ($0.94 per share)	—	—	—	—	(373,604)	(373,604)
Stock-based compensation, net	2,041,128	510	150,856	—	(27,393)	123,973
Foreign currency translation and other	—	—	—	(63,613)	—	(63,613)
Defined benefit pension plans	—	—	—	(5,534)	—	(5,534)
Derivative financial instruments	—	—	—	27,065	—	27,065
Spin-off of Jeans Business	—	—	—	75,293	(130,208)	(54,915)
Balance, September 2019	398,865,790	$99,716	$4,072,640	$(930,725)	$1,405,988	$4,647,619

	Six Months Ended September 2018
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2018	394,313,070	$98,578	$3,607,424	$(864,030)	$846,124	$3,688,096
Adoption of new accounting standard, ASU 2014-09	—	—	—	—	1,956	1,956
Net income	—	—	—	—	667,479	667,479
Dividends on Common Stock ($0.92 per share)	—	—	—	—	(363,851)	(363,851)
Purchase of treasury stock	(5,210)	(1)	—	—	(479)	(480)
Stock-based compensation, net	2,853,948	713	187,971	—	(3,442)	185,242
Foreign currency translation and other	—	—	—	(189,093)	—	(189,093)
Defined benefit pension plans	—	—	—	63,579	—	63,579
Derivative financial instruments	—	—	—	126,628	—	126,628
Balance, September 2018	397,161,808	$99,290	$3,795,395	$(862,916)	$1,147,787	$4,179,556

See notes to consolidated financial statements.

9 VF Corporation Q2 FY20 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2019 through March 28, 2020 ("Fiscal 2020"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2020. For presentation purposes herein, all references to periods ended September 2019 and September 2018 relate to the fiscal periods ended on September 28, 2019 and September 29, 2018, respectively. References to March 2019 relate to information as of March 30, 2019.
On May 22, 2019, VF completed the spin-off of its Jeans business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business, into an independent, publicly traded company. As a result, VF reported the operating results for the Jeans business in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income and the related cash flows have been reported as discontinued operations in the Consolidated Statements of Cash Flows, for all periods presented. In addition, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date the spin-off was completed.
Additionally, the Nautica® brand business has been reported as discontinued operations in our Consolidated Statements of Income and Consolidated Statements of Cash Flows, and the related held-for-sale assets and liabilities have been presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the April 30, 2018 date of sale. These changes have been applied to all periods presented.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2019 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended September 2019 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2020. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 30, 2019 (“Fiscal 2019 Form 10-K”).
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

VF Corporation Q2 FY20 Form 10-Q 10

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
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", an update that addresses the effect of the change in the U.S. federal corporate income tax rate due to the enactment of the Tax Cuts and Jobs Act ("U.S. Tax Act") on items within accumulated other comprehensive income (loss). The guidance became effective for VF in the first quarter of Fiscal 2020. The Company elected to reclassify the income tax effects of the U.S. Tax Act on items within accumulated other comprehensive income (loss) of $61.9 million to retained earnings, which primarily related to deferred taxes previously recorded for pension benefits. The adoption of this guidance did not have an impact on VF's consolidated results of operations or cash flows.
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

Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. This guidance will be effective for VF in the first quarter of the year ending April 3, 2021 ("Fiscal 2021") with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF’s consolidated financial statements.
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

11 VF Corporation Q2 FY20 Form 10-Q

NOTE 3 — REVENUES
The following table provides information about accounts receivable, contract assets and contract liabilities:

(In thousands)	September 2019	March 2019	September 2018
Accounts receivable, net	$1,976,154	$1,465,855	$1,961,274
Contract assets (a)	2,433	2,569	999
Contract liabilities (b)	41,228	30,181	29,559

(a)	Included in the other current assets line item in the Consolidated Balance Sheets.

(b)	Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.

For the three and six months ended September 2019, the Company recognized $20.3 million and $45.0 million, respectively, of revenue that was included in the contract liability balance during the periods. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
For the three and six months ended September 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
As of September 2019, the Company expects to recognize $60.7 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2024. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of September 2019, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. The wholesale channel includes fees generated from sourcing activities as the customers and point-in-time revenue recognition are similar to other wholesale arrangements.

	Three Months Ended September 2019
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,175,422	$709,770	$392,906	$15,172	$2,293,270
Direct-to-consumer	347,684	697,627	37,115	2,898	1,085,324
Royalty	2,831	6,237	5,606	—	14,674
Total	$1,525,937	$1,413,634	$435,627	$18,070	$3,393,268

Geographic revenues
United States	$737,255	$711,541	$345,548	$—	$1,794,344
International	788,682	702,093	90,079	18,070	1,598,924
Total	$1,525,937	$1,413,634	$435,627	$18,070	$3,393,268

VF Corporation Q2 FY20 Form 10-Q 12

	Three Months Ended September 2018
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,130,716	$684,028	$413,453	$1,265	$2,229,462
Direct-to-consumer	332,548	610,672	33,357	—	976,577
Royalty	3,239	5,261	4,851	—	13,351
Total	$1,466,503	$1,299,961	$451,661	$1,265	$3,219,390

Geographic revenues
United States	$674,076	$652,494	$355,438	$1,265	$1,683,273
International	792,427	647,467	96,223	—	1,536,117
Total	$1,466,503	$1,299,961	$451,661	$1,265	$3,219,390

	Six Months Ended September 2019
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,517,178	$1,369,912	$770,454	$17,980	$3,675,524
Direct-to-consumer	614,026	1,263,514	77,967	6,352	1,961,859
Royalty	5,353	12,334	9,677	—	27,364
Total	$2,136,557	$2,645,760	$858,098	$24,332	$5,664,747

Geographic revenues
United States	$1,040,307	$1,422,746	$691,708	$—	$3,154,761
International	1,096,250	1,223,014	166,390	24,332	2,509,986
Total	$2,136,557	$2,645,760	$858,098	$24,332	$5,664,747

	Six Months Ended September 2018
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,440,492	$1,338,876	$794,817	$9,570	$3,583,755
Direct-to-consumer	588,512	1,086,208	70,195	—	1,744,915
Royalty	6,099	11,814	9,942	—	27,855
Total	$2,035,103	$2,436,898	$874,954	$9,570	$5,356,525

Geographic revenues
United States	$936,932	$1,296,599	$686,537	$9,570	$2,929,638
International	1,098,171	1,140,299	188,417	—	2,426,887
Total	$2,035,103	$2,436,898	$874,954	$9,570	$5,356,525

13 VF Corporation Q2 FY20 Form 10-Q

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

Total transaction expenses for the Icebreaker acquisition of $7.4 million were recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Income, of which $4.1 million was recognized during the six months ended September 2018 and the remainder was recognized prior to Fiscal 2019. In addition, the Company recognized a $9.9 million gain on derivatives used to hedge the purchase price of Icebreaker in the other income (expense), net line item in the Consolidated Statements of Income, of which $0.3 million was recognized during the six months ended September 2018 and the remainder was recognized prior to Fiscal 2019.
Pro forma results of operations of the Company would not be materially different as a result of the Icebreaker acquisition and therefore are not presented.

VF Corporation Q2 FY20 Form 10-Q 14

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

Total transaction expenses for the Altra acquisition were $2.3 million, all of which were recognized in the selling, general and administrative expenses line item in the Consolidated Statement of Income during the six months ended September 2018.
Pro forma results of operations of the Company would not be materially different as a result of the Altra acquisition and therefore are not presented.

15 VF Corporation Q2 FY20 Form 10-Q

NOTE 5 — DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.

Discontinued Operations

Jeans Business
On May 22, 2019, VF completed the spin-off its Jeans business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business, into an independent, publicly traded company now operating under the name Kontoor Brands, Inc. ("Kontoor Brands") and trading under the symbol "KTB" on the New York Stock Exchange. The spin-off was effected through a distribution to VF shareholders of one share of Kontoor Brands common stock for every seven shares of VF common stock held on the record date of May 10, 2019. Accordingly, the Company has reported the results of the Jeans business and the related cash flows as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively, and presented the related assets and liabilities as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date the spin-off was completed.
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
The results of the Wrangler®, Lee® and Rock & Republic® brands were previously reported in the Jeans segment, the results of the Wrangler® RIGGS brand were previously reported in the Work segment, and the results of the non-VF products sold in VF OutletTM stores were previously reported in the Other category included in the reconciliation of segment revenues and segment profit. The results of the Jeans business recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income were a loss of $48.0 million for the six months ended September 2019, and income of $91.0 million and $189.6 million for the three and six months ended September 2018, respectively.
Certain corporate overhead costs and segment costs previously allocated to the Jeans business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations. The results of the Jeans business reported as discontinued operations include $59.5 million of separation and related expenses during the six months ended September 2019.

In connection with the spin-off of the Jeans business, the Company entered into several agreements with Kontoor Brands that govern the relationship of the parties following the spin-off including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, the VF Intellectual Property License Agreement and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, the Company and Kontoor Brands agreed to provide each other certain transitional services including information technology, information management, human resources, employee benefits administration, supply chain, facilities, and other limited finance and accounting related services for periods up to 24 months. Payments and operating expense reimbursements for transition services are recorded within the reportable segments or within the corporate and other expenses line item, in the reconciliation of segment profit in Note 15, based on the function providing the service.
Nautica® Brand Business

During the three months ended December 30, 2017, the Company reached the strategic decision to exit the Nautica® brand business, and determined that it met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of the Nautica® brand business and the related cash flows as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively, and presented the related held-for-sale assets and liabilities as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale.
On April 30, 2018, VF completed the sale of the Nautica® brand business. The Company received proceeds of $285.8 million, net of cash sold, resulting in a final after-tax loss on sale of $38.2 million, including a $5.0 million decrease in the estimated loss on sale that was recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income for the six months ended September 2018.
The results of the Nautica® brand business recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Income were income of $0.4 million (including a $5.0 million decrease in the estimated loss on sale) for the six months ended September 2018.
Under the terms of the transition services agreement, the Company provided certain services for periods up to 12 months from the closing date of the transaction. Revenue and related expense items associated with the transition services were recorded in the Other category, and operating expense reimbursements were recorded within the corporate and other expenses line item, in the reconciliation of segment revenues and segment profit in Note 15.

VF Corporation Q2 FY20 Form 10-Q 16

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Jeans business and Nautica® brand business that are included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Three Months Ended September		Six Months Ended September

(In thousands)	2019	2018	2019	2018
Net revenues	$—	$687,996	$335,203	$1,360,920
Cost of goods sold	—	405,210	203,124	799,604
Selling, general and administrative expenses	—	169,103	152,798	335,034
Interest, net	—	1,308	(552)	2,277
Other income (expense), net	—	(2,085)	(667)	(3,054)
Income (loss) from discontinued operations before income taxes	—	112,906	(21,938)	225,505
Gain on the sale of discontinued operations before income taxes	—	—	—	4,206
Total income (loss) from discontinued operations before income taxes	—	112,906	(21,938)	229,711
Income tax expense (a)	—	(21,909)	(26,090)	(39,720)
Income (loss) from discontinued operations, net of tax	$—	$90,997	$(48,028)	$189,991

(a)	Income tax expense for the six months ended September 2019 includes additional tax expense on nondeductible transaction costs and uncertain tax positions.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	September 2019	March 2019	September 2018
Cash and equivalents	$—	$97,892	$85,993
Accounts receivable, net	—	242,941	234,790
Inventories	—	510,370	524,851
Other current assets	—	44,827	39,062
Property, plant and equipment, net	—	142,091	141,860
Intangible assets	—	51,913	54,186
Goodwill	—	213,570	219,683
Other assets	—	74,144	66,125
Total assets of discontinued operations	$—	$1,377,748	$1,366,550

Short-term borrowings	$—	$5,995	$5,617
Accounts payable	—	113,866	128,878
Accrued liabilities	—	141,621	123,929
Other liabilities	—	48,581	44,616
Total liabilities of discontinued operations	$—	$310,063	$303,040

17 VF Corporation Q2 FY20 Form 10-Q

Other Divestitures

Reef® Brand Business
During the three months ended September 2018, the Company reached the decision to sell the Reef® brand business, which was included in the Active segment. The Company determined the associated assets and liabilities met the held‑for‑sale accounting criteria and were classified accordingly in the September 2018 Consolidated Balance Sheet.
VF signed a definitive agreement for the sale of the Reef® brand business on October 2, 2018, and completed the transaction on October 26, 2018. VF received cash proceeds of $139.4 million, and recorded a $14.4 million final loss on sale for the year ended March 2019, of which an estimated $9.9 million loss was recorded in the three months ended September 2018 based on the anticipated terms of the sale. The loss was included in the other income (expense), net line item in the Consolidated Statement of Income.

Van Moer Business
During the three months ended September 2018, the Company reached the decision to sell the Van Moer business, which was acquired in connection with the Williamson-Dickie business and included in the Work segment. The Company determined the associated assets and liabilities of the business met the held‑for‑sale accounting criteria and were classified accordingly in the September 2018 Consolidated Balance Sheet.
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

VF Corporation Q2 FY20 Form 10-Q 18

NOTE 6 — SALE OF ACCOUNTS RECEIVABLE

In connection with the spin-off of its Jeans business, VF terminated its agreement with the financial institution to sell trade accounts receivable on a recurring, non-recourse basis. As of September 2019, the Company had no outstanding amounts related to accounts receivable previously sold to the financial institution and no other obligations or liabilities related to the agreement.
NOTE 7 — INVENTORIES

(In thousands)	September 2019	March 2019	September 2018
Finished products	$1,747,479	$1,284,293	$1,579,555
Work-in-process	78,123	73,968	73,363
Raw materials	65,114	74,399	70,139
Total inventories	$1,890,716	$1,432,660	$1,723,057

NOTE 8 — INTANGIBLE ASSETS

			September 2019			March 2019
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	17 years	Accelerated	$323,365	$142,530	$180,835	$197,129
License agreements	19 years	Accelerated	7,378	4,752	2,626	2,807
Trademark	3 years	Straight-line	800	518	282	399
Other	8 years	Straight-line	8,028	4,584	3,444	4,032
Amortizable intangible assets, net					187,187	204,367
Indefinite-lived intangible assets:
Trademarks and trade names					1,732,583	1,767,997
Intangible assets, net					$1,919,770	$1,972,364

Intangible assets decreased during the six months ended September 2019 due to the impact of foreign currency fluctuations.
Amortization expense for the three and six months ended September 2019 was $6.2 million and $12.5 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2020 is $25.3 million, $23.9 million, $22.4 million, $21.0 million and $20.2 million, respectively.
NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2019	$983,889	$393,956	$163,469	$1,541,314
Currency translation	(5,988)	(5,203)	(738)	(11,929)
Balance, September 2019	$977,901	$388,753	$162,731	$1,529,385

No impairment charges were recorded during the six months ended September 2019 and there are no remaining accumulated impairment charges.

19 VF Corporation Q2 FY20 Form 10-Q

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
Leases for real estate typically have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years and vehicle leases typically have initial terms ranging from 1 to 8 years. In determining the lease term used in the lease right-of-use asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease right-of-use assets and lease liabilities.
Most leases have fixed rental payments. Many of the real estate leases also require additional variable payments for occupancy-related costs, real estate taxes and insurance, as well as other payments (i.e., contingent rent) owed when sales at individual retail store locations exceed a stated base amount. Variable lease payments are excluded from the measurement of the lease liability and are recognized in profit and loss in the period in which the event or conditions that triggers those payments occur.
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
Operating lease expense is recorded as a single lease cost on a straight-line basis over the lease term. For finance leases, right-of-use asset amortization and interest on lease liabilities are presented separately in the Consolidated Statements of Income.
The Company assesses whether a sale leaseback transaction qualifies as a sale when the transaction occurs. For transactions qualifying as a sale, VF derecognizes the underlying asset and recognizes the entire gain or loss at the time of the sale. The corresponding lease entered into with the buyer-lessor is accounted for as an operating lease. During the six months ended September 2019, the Company entered into a sale leaseback transaction for certain office real estate and related assets. The transaction qualified as a sale, and thus the Company recognized a gain of $11.3 million resulting from the transaction during the six months ended September 2019.
As of September 2019, the Company has signed certain distribution center leases that have not yet commenced but will create significant rights and obligations. The leases will commence in Fiscal 2020 and Fiscal 2021 and have lease terms of 15 years. Other leases signed that have not yet commenced are not individually significant. The Company does not have material subleases.
The assets and liabilities related to operating and finance leases were as follows:

(In thousands)	Location in Consolidated Balance Sheet	September 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,263,903
Finance lease assets	Property, plant and equipment	23,468
Total lease assets		$1,287,371

Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$295,364
Finance lease liabilities	Current portion of long-term debt	4,986
Noncurrent
Operating lease liabilities	Operating lease liabilities	1,028,363
Finance lease liabilities	Long-term debt	26,278
Total lease liabilities		$1,354,991

VF Corporation Q2 FY20 Form 10-Q 20

The components of lease costs were as follows:

(In thousands)	Three Months Ended September 2019	Six Months Ended September 2019
Operating lease cost	$108,969	$210,428
Finance lease cost – amortization of right-of-use assets	1,063	2,032
Finance lease cost – interest on lease liabilities	270	554
Short-term lease cost	696	1,265
Variable lease cost	29,785	57,986
Gain recognized from sale-leaseback transactions	—	(11,329)
Total lease cost	$140,783	$260,936
Supplemental cash flow information related to leases was as follows:

(In thousands)	Six Months Ended September 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$213,368
Operating cash flows – finance leases	553
Financing cash flows – finance leases	2,462
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases (a)	225,851
Finance leases	—

(a)	Excludes amounts recorded upon adoption of ASC 842.
Lease terms and discount rates were as follows:

September 2019
Weighted average remaining lease term:
Operating leases	5.59 years
Finance leases	13.51 years

Weighted average discount rate:
Operating leases	2.50%
Finance leases	3.17%

Maturities of operating and finance lease liabilities for the next five fiscal years (including the remainder of Fiscal 2020) and thereafter as of September 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
Remainder of 2020	$137,614	$2,512	$140,126
2021	384,214	6,532	390,746
2022	271,311	1,911	273,222
2023	198,459	1,626	200,085
2024	129,100	1,550	130,650
Thereafter	305,434	23,496	328,930
Total lease payments	1,426,132	37,627	1,463,759
Less: present value adjustment	102,405	6,363	108,768
Present value of lease liabilities	$1,323,727	$31,264	$1,354,991

The Company excluded approximately $283.5 million of leases (undiscounted basis) that have not yet commenced. These leases will commence beginning in Fiscal 2020 with lease terms of 2 to 15 years.

21 VF Corporation Q2 FY20 Form 10-Q

Future minimum lease payments under operating leases with noncancelable lease terms in excess of one year from continuing operations as of March 2019, prior to the adoption of ASC 842, were as follows:

(In thousands)	Operating Leases
2020	$320,224
2021	287,829
2022	212,918
2023	154,920
2024	100,789
Thereafter	251,228
Total lease payments	$1,327,908

NOTE 11 — PENSION PLANS
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2019	2018	2019	2018
Service cost – benefits earned during the period	$3,410	$5,561	$6,791	$11,785
Interest cost on projected benefit obligations	14,743	15,818	29,504	31,831
Expected return on plan assets	(23,151)	(23,197)	(46,329)	(47,031)
Settlement charges	519	1,342	519	8,184
Curtailments	—	—	—	9,483
Amortization of deferred amounts:
Net deferred actuarial losses	4,014	6,655	8,033	15,477
Deferred prior service costs (credits)	12	(59)	25	610
Net periodic pension cost (income)	$(453)	$6,120	$(1,457)	$30,339

The amounts reported in these disclosures for prior periods have not been segregated between continuing and discontinued operations.

VF has reported the service cost component of net periodic pension cost (income) in operating income and the other components (which include interest cost, expected return on plan assets, amortization of prior service costs (credits) and actuarial losses) in the other income (expense), net line item in the Consolidated Statements of Income.

VF contributed $4.7 million to its defined benefit plans during the six months ended September 2019, and intends to make approximately $21.5 million of contributions during the remainder of Fiscal 2020.
In the first quarter of Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified defined benefit pension plan and the supplemental defined benefit pension plan, effective December 31, 2018. Accordingly, the Company recognized a $9.5 million pension curtailment loss in the other income (expense), net line item in the Consolidated Statement of Income for the six months ended September 2018.
Additionally, VF reported $0.5 million in settlement charges in the other income (expense), net line item in the Consolidated Statements of Income for the three and six months ended September 2019, as well as $1.3 million and $8.2 million for the three and six months ended September 2018, respectively. The settlement charges related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan.
Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate. The discount rate used to determine the pension obligation was as follows:

September 2019
Supplemental defined benefit pension plan	3.23%

VF Corporation Q2 FY20 Form 10-Q 22

NOTE 12 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During the six months ended September 2019, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of September 2019, March 2019 or September 2018. The

excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
Prior to March 2019, VF Common Stock was also held by the Company’s deferred compensation plans and was treated as treasury shares for financial reporting purposes. As of September 2019, there were no shares held in the Company's deferred compensation plans.

Balances related to shares held for deferred compensation plans were as follows:

(In thousands, except share amounts)	September 2019	March 2019	September 2018
Shares held for deferred compensation plans	—	—	169,114
Cost of shares held for deferred compensation plans	$—	$—	$2,561

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

(In thousands)	September 2019	March 2019	September 2018
Foreign currency translation and other	$(715,286)	$(725,679)	$(665,962)
Defined benefit pension plans	(298,326)	(243,184)	(226,039)
Derivative financial instruments	82,887	66,788	29,085
Accumulated other comprehensive income (loss)	$(930,725)	$(902,075)	$(862,916)

The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended September 2019
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2019	$(635,901)	$(290,468)	$58,983	$(867,386)
Other comprehensive income (loss) before reclassifications	(79,385)	(10,896)	44,348	(45,933)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,038	(20,444)	(17,406)
Net other comprehensive income (loss)	(79,385)	(7,858)	23,904	(63,339)
Balance, September 2019	$(715,286)	$(298,326)	$82,887	$(930,725)

	Three Months Ended September 2018
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2018	$(651,739)	$(230,517)	$178	$(882,078)
Other comprehensive income (loss) before reclassifications	(14,223)	(1,416)	15,151	(488)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,894	13,756	19,650
Net other comprehensive income (loss)	(14,223)	4,478	28,907	19,162
Balance, September 2018	$(665,962)	$(226,039)	$29,085	$(862,916)

23 VF Corporation Q2 FY20 Form 10-Q

	Six Months Ended September 2019
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, Balance, March 2019	$(725,679)	$(243,184)	$66,788	$(902,075)
Adoption of new accounting standard, ASU 2018-02	(9,088)	(50,402)	(2,371)	(61,861)
Other comprehensive income (loss) before reclassifications	(63,613)	(11,719)	55,248	(20,084)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,185	(28,183)	(21,998)
Spin-off of Jeans Business	83,094	794	(8,595)	75,293
Net other comprehensive income (loss)	10,393	(55,142)	16,099	(28,650)
Balance, September 2019	$(715,286)	$(298,326)	$82,887	$(930,725)

	Six Months Ended September 2018
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2018	$(476,869)	$(289,618)	$(97,543)	$(864,030)
Other comprehensive income (loss) before reclassifications	(189,093)	38,812	98,422	(51,859)
Amounts reclassified from accumulated other comprehensive income (loss)	—	24,767	28,206	52,973
Net other comprehensive income (loss)	(189,093)	63,579	126,628	1,114
Balance, September 2018	$(665,962)	$(226,039)	$29,085	$(862,916)
Reclassifications out of accumulated OCI were as follows:

(In thousands) Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income	Three Months Ended September		Six Months Ended September

		2019	2018	2019	2018
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(4,014)	$(6,655)	$(8,033)	$(15,477)
Deferred prior service (costs) credits	Other income (expense), net	(12)	59	(25)	(610)
Pension curtailment losses and settlement charges	Other income (expense), net	(519)	(1,342)	(519)	(17,667)
Total before tax		(4,545)	(7,938)	(8,577)	(33,754)
Tax benefit		1,507	2,044	2,392	8,987
Net of tax		(3,038)	(5,894)	(6,185)	(24,767)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	(2,814)	4,527	(5,719)	5,472
Foreign exchange contracts	Cost of goods sold	22,727	(14,638)	33,832	(26,576)
Foreign exchange contracts	Selling, general and administrative expenses	1,382	(1,522)	2,098	(4,220)
Foreign exchange contracts	Other income (expense), net	3,696	(970)	6,568	(2,363)
Interest rate contracts	Interest expense	(1,303)	(1,243)	(2,596)	(2,476)
Total before tax		23,688	(13,846)	34,183	(30,163)
Tax (expense) benefit		(3,244)	90	(6,000)	1,957
Net of tax		20,444	(13,756)	28,183	(28,206)
Total reclassifications for the period, net of tax		$17,406	$(19,650)	$21,998	$(52,973)

VF Corporation Q2 FY20 Form 10-Q 24

NOTE 13 — STOCK-BASED COMPENSATION

Spin-Off of Jeans Business
In connection with the spin-off of the Jeans business on May 22, 2019, the Company adjusted its outstanding equity awards in accordance with the terms of the Employee Matters Agreement between the Company and Kontoor Brands. Adjustments to the underlying shares and terms of outstanding stock options, restricted stock units ("RSUs") and restricted stock were made to preserve the intrinsic value of the awards immediately before the separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a ratio based on the relative values of the VF pre-distribution stock value and the VF post-distribution stock value as determined by the Company. The outstanding awards continue to vest over their original vesting periods. The Company will recognize $13.0 million of total incremental compensation cost related to the adjustment of the VF equity awards, of which $0.3 million and $12.3 million were recognized during the three and six months ended September 2019, respectively.
In connection with the spin-off, stock options to purchase 756,709 shares of VF Common Stock, 52,018 performance-based RSUs, 79,187 nonperformance-based RSUs and 112,763 restricted shares of VF Common Stock were converted into Kontoor Brands equity awards.
Incentive Equity Awards Granted
During the six months ended September 2019, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 1,478,107 shares of its Common Stock at a weighted average exercise price of $84.31 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Six Months Ended September 2019
Expected volatility	24% to 27%
Weighted average expected volatility	25%
Expected term (in years)	6.1 to 7.6
Weighted average dividend yield	2.5%
Risk-free interest rate	1.8% to 2.4%
Weighted average fair value at date of grant	$17.22

Also during the six months ended September 2019, VF granted 272,277 performance-based RSUs to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The weighted average fair market value of VF Common Stock at the dates the units were granted was $84.30 per share.
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
VF granted 10,780 nonperformance-based RSUs to nonemployee members of the Board of Directors during the six months ended September 2019. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $84.23 per share.
VF granted 7,500 nonperformance-based RSUs to certain key employees in international jurisdictions during the six months ended September 2019. These units vest 50% over a two-year period and 50% over a four-year period from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $84.23 per share.
In addition, VF granted 163,559 nonperformance-based RSUs to employees during the six months ended September 2019. These awards vest 50% over a two-year period and 50% over a four-year period from the date of grant and entitle the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $84.39 per share.
VF granted 63,621 restricted shares of VF Common Stock to certain members of management during the six months ended September 2019. These shares vest over periods of up to four years from the date of grant. The weighted average fair market value of VF Common Stock at the dates the shares were granted was $86.03 per share.

25 VF Corporation Q2 FY20 Form 10-Q

NOTE 14 — INCOME TAXES

On May 19, 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Act"). Certain provisions of the Swiss Tax Act were enacted during the second quarter of Fiscal 2020, which resulted in adjustments to deferred tax assets and liabilities. A net tax benefit of $164.4 million was recorded during the second quarter. It is expected that additional provisions may be enacted in subsequent periods resulting in further adjustments. We continue to monitor and assess the impact the Swiss Tax Act may have on the Company.
The effective income tax rate for the six months ended September 2019 was (8.9)% compared to 14.0% in the 2018 period. The six months ended September 2019 included a net discrete tax benefit of $177.6 million, which included a $6.9 million tax benefit related to stock compensation, a $6.7 million net tax benefit related to unrecognized tax benefits and interest and a $164.4 million tax benefit related to the Swiss Tax Act. The $177.6 million net discrete tax benefit in the 2019 period reduced the effective income tax rate by 25.9%. The 2018 period included a net discrete tax benefit of $1.9 million, which included a $17.6 million tax benefit related to stock compensation, a $1.0 million net tax expense related to unrecognized tax benefits and interest, a $12.9 million net tax expense related to adjustments to provisional amounts recorded in 2017 under the U.S. Tax Act and a $1.6 million tax expense related to adjustments to previously recognized state income tax credits. The $1.9 million net discrete tax benefit in the 2018 period reduced the effective income tax rate by 0.3%. Without discrete items, the effective income tax rate for the six months ended September 2019 increased by 2.7% compared with the 2018 period primarily due to a lower percentage of income in lower tax rate jurisdictions.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Internal Revenue Service ("IRS") examinations for tax years through 2015 have been effectively settled. The examination of Timberland’s 2011 tax return is ongoing.
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
On December 22, 2016, Belgium adopted a law which entitled the Belgium tax authorities to issue tax assessments, and demand timely payments from companies which benefited from the excess profits regime. On January 10, 2017, VF Europe BVBA received an assessment for €31.9 million tax and interest related to excess profits benefits received in prior years. VF Europe BVBA remitted €31.9 million ($33.9 million) on January 13, 2017, which was recorded as an income tax receivable based on the expected success of the aforementioned requests for annulment. An additional assessment of €3.1 million ($3.8 million) was received and paid in January 2018. On February 14, 2019 the General Court annulled the EU decision and on April 26, 2019 the EU appealed the General Court’s annulment. Both listed requests for annulment remain open and unresolved. Additionally, the EU has initiated proceedings related to individual rulings granted by Belgium, including the ruling granted to VF. If this matter is adversely resolved, these amounts will not be collected by VF.
During the six months ended September 2019, the amount of net unrecognized tax benefits and associated interest decreased by $25.5 million to $148.4 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $14.9 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $9.7 million would reduce income tax expense.

VF Corporation Q2 FY20 Form 10-Q 26

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

Outdoor, Active and Work. We have included an Other category in the table below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Other includes results related to the sale of non-VF products and transition services primarily related to the sale of the Nautica® brand business.
Financial information for VF's reportable segments was as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2019	2018	2019	2018
Segment revenues:
Outdoor	$1,525,937	$1,466,503	$2,136,557	$2,035,103
Active	1,413,634	1,299,961	2,645,760	2,436,898
Work	435,627	451,661	858,098	874,954
Other	18,070	1,265	24,332	9,570
Total segment revenues	$3,393,268	$3,219,390	$5,664,747	$5,356,525
Segment profit:
Outdoor	$256,382	$258,121	$176,112	$174,626
Active	388,200	351,051	695,766	620,248
Work	39,210	51,320	86,235	100,247
Other	2,381	717	765	2,950
Total segment profit	686,173	661,209	958,878	898,071
Corporate and other expenses (a)	(108,921)	(148,193)	(242,736)	(291,381)
Interest expense, net	(15,827)	(26,821)	(30,825)	(51,674)
Income from continuing operations before income taxes	$561,425	$486,195	$685,317	$555,016

(a)
Certain corporate overhead and other costs of $21.0 million and $45.6 million for the three and six-month periods ended September 2018, respectively, previously allocated to the former Jeans segment and Other category for segment reporting purposes, have been reallocated to continuing operations.

27 VF Corporation Q2 FY20 Form 10-Q

NOTE 16 — EARNINGS PER SHARE

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2019	2018	2019	2018
Earnings per share – basic:
Income from continuing operations	$649,001	$416,124	$746,250	$477,488
Weighted average common shares outstanding	397,751	395,892	397,239	395,029
Earnings per share from continuing operations	$1.63	$1.05	$1.88	$1.21
Earnings per share – diluted:
Income from continuing operations	$649,001	$416,124	$746,250	$477,488
Weighted average common shares outstanding	397,751	395,892	397,239	395,029
Incremental shares from stock options and other dilutive securities	4,510	6,047	4,849	5,715
Adjusted weighted average common shares outstanding	402,261	401,939	402,088	400,744
Earnings per share from continuing operations	$1.61	$1.04	$1.86	$1.19

Outstanding options to purchase approximately 1.5 million shares were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2019, and outstanding options to purchase approximately 20,000 and 0.9 million shares were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2018, respectively, because the effect of their inclusion would have been anti-dilutive.

In addition, 0.8 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2019, and 0.9 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2018, because these units were not considered to be contingent outstanding shares in those periods.
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

VF Corporation Q2 FY20 Form 10-Q 28

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
September 2019
Financial assets:
Cash equivalents:
Money market funds	$294,095	$294,095	$—	$—
Time deposits	5,335	5,335	—	—
Derivative financial instruments	90,462	—	90,462	—
Investment securities	126,367	119,443	6,924	—
Financial liabilities:
Derivative financial instruments	12,352	—	12,352	—
Deferred compensation	135,313	—	135,313	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2019
Financial assets:
Cash equivalents:
Money market funds	$248,560	$248,560	$—	$—
Time deposits	8,257	8,257	—	—
Derivative financial instruments	92,771	—	92,771	—
Investment securities	186,698	176,209	10,489	—
Financial liabilities:
Derivative financial instruments	22,337	—	22,337	—
Deferred compensation	199,336	—	199,336	—
The amounts reported in the table above for prior periods have not been segregated between continuing and discontinued operations. The March 2019 balances include $50.8 million of deferred compensation liabilities and associated assets related to the Jeans business, which were transferred in connection with the spin-off.

(a)	There were no transfers among the levels within the fair value hierarchy during the six months ended September 2019 or the year ended March 2019.

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
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2019 and March 2019, their carrying values approximated fair value. Additionally, at September 2019 and March 2019, the carrying values of VF’s long-term debt, including the current portion, were $2,095.9 million and $2,121.1 million, respectively, compared with fair values of $2,388.4 million and $2,318.6 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
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
During the three months ended September 2019, management performed a quantitative impairment analysis of the Timberland reporting unit goodwill and indefinite-lived trademark intangible asset. Based on the analysis, management concluded both the goodwill and indefinite-lived trademark intangible asset were not impaired. See Critical Accounting Policies and Estimates within Management's Discussion and Analysis for additional discussion.

29 VF Corporation Q2 FY20 Form 10-Q

NOTE 18 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.8 billion at both September 2019 and March 2019 and $2.7 billion at September 2018, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Swiss franc, South Korean won, Swedish krona, Japanese yen, New Zealand dollar and Polish zloty. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	September 2019	March 2019	September 2018	September 2019	March 2019	September 2018
Foreign currency exchange contracts designated as hedging instruments	$82,756	$92,356	$58,646	$(10,944)	$(21,798)	$(15,218)
Foreign currency exchange contracts not designated as hedging instruments	7,706	415	—	(1,408)	(539)	(146)
Total derivatives	$90,462	$92,771	$58,646	$(12,352)	$(22,337)	$(15,364)

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

	September 2019		March 2019		September 2018

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$90,462	$(12,352)	$92,771	$(22,337)	$58,646	$(15,364)
Gross amounts not offset in the Consolidated Balance Sheets	(12,283)	12,283	(22,274)	22,274	(15,281)	15,281
Net amounts	$78,179	$(69)	$70,497	$(63)	$43,365	$(83)

Derivatives are classified as current or non-current based on maturity dates, as follows:

(In thousands)	September 2019	March 2019	September 2018
Other current assets	$81,279	$83,582	$48,957
Accrued liabilities	(10,106)	(18,590)	(12,349)
Other assets	9,183	9,189	9,689
Other liabilities	(2,246)	(3,747)	(3,015)

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended September		Gain (Loss) on Derivatives Recognized in OCI Six Months Ended September

Cash Flow Hedging Relationships	2019	2018	2019	2018
Foreign currency exchange	$51,396	$15,240	$66,170	$109,869

VF Corporation Q2 FY20 Form 10-Q 30

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCI into Income Six Months Ended September

Location of Gain (Loss)	2019	2018	2019	2018
Net sales	$(2,814)	$4,527	$(5,719)	$5,472
Cost of goods sold	22,727	(14,638)	33,832	(26,576)
Selling, general and administrative expenses	1,382	(1,522)	2,098	(4,220)
Other income (expense), net	3,696	(970)	6,568	(2,363)
Interest expense	(1,303)	(1,243)	(2,596)	(2,476)
Total	$23,688	$(13,846)	$34,183	$(30,163)

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
Foreign currency exchange contracts not designated as hedges as of September 2019 also include contracts still owned by VF that are related to the former Jeans business. In connection with the spin-off, VF transferred the value of the unrecognized gain on these contracts to Kontoor Brands.
The changes in fair value of derivative contracts not designated as hedges that have been recognized as gains or losses in VF's Consolidated Statements of Income were not material for the three and six months ended September 2019 and September 2018.

Other Derivative Information
At September 2019, accumulated OCI included $82.3 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $9.1 million at September 2019, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.3 million and $2.6 million of net deferred losses from accumulated OCI into interest expense for the three and six-month periods ended September 2019, respectively, and $1.3 million and $2.5 million for the three and six-month periods ended September 2018, respectively. VF expects to reclassify $5.4 million to interest expense during the next 12 months.
Net Investment Hedge
The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three and six-month periods ended September 2019, the Company recognized an after-tax gain of $26.3 million and $17.6 million, respectively, in OCI related to the net investment hedge, and an after-tax gain of $3.9 million and $44.9 million for the three and six-month periods ended September 2018, respectively. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.

31 VF Corporation Q2 FY20 Form 10-Q

NOTE 19 — RESTRUCTURING

The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three and six months ended September 2019, VF leadership approved $1.0 million and $5.8 million, respectively, of restructuring charges. VF recognized $3.4 million in selling, general and administrative expenses for the six months ended September 2019, and $1.0 million and $2.4 million in cost of goods sold for the three and six months ended September 2019, respectively. The Company has not recognized significant incremental costs related to the actions for the year ended March 2019 or prior periods.
Of the $40.5 million total restructuring accrual at September 2019, $39.4 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $1.1 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The activity in the restructuring accrual for the six-month period ended September 2019 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2019	$58,106	$11,035	$69,141
Charges	3,257	2,564	5,821
Cash payments	(23,186)	(10,711)	(33,897)
Adjustments to accruals	1,721	724	2,445
Currency translation	(2,289)	(693)	(2,982)
Accrual at September 2019	$37,609	$2,919	$40,528

Restructuring charges were incurred as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2019	2018	2019	2018
Outdoor	$515	$9,997	$4,730	$12,895
Active	447	493	467	3,052
Work	71	1,111	624	3,939
Corporate and other	—	995	—	2,501
Total	$1,033	$12,596	$5,821	$22,387

NOTE 20 — CONTINGENCIES

The Company petitioned the U.S. Tax Court to resolve an IRS dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing at dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $145 million. Further, this timing matter is impacted by the U.S. Tax Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 21 — SUBSEQUENT EVENT
On October 15, 2019, VF’s Board of Directors declared a quarterly cash dividend of $0.48 per share, payable on December 20, 2019 to stockholders of record on December 10, 2019.

VF Corporation Q2 FY20 Form 10-Q 32

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2019 through March 28, 2020 ("Fiscal 2020"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2020. For presentation purposes herein, all references to periods ended September 2019 and September 2018 relate to the fiscal periods ended on September 28, 2019 and September 29, 2018, respectively. References to March 2019 relate to information as of March 30, 2019.
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
On October 5, 2018, VF completed the sale of the Van Moer business, which was included in the Work segment. On October 26,

2018, VF completed the sale of the Reef® brand business, which was included in the Active segment. All references to dispositions below represent the impact of operating results of the Reef® brand and Van Moer businesses for the three and six months ended September 2018. The Company determined that the associated assets and liabilities met the held-for-sale accounting criteria and they were classified accordingly in the September 2018 Consolidated Balance Sheet.
On May 22, 2019, VF completed the spin-off of its Jeans business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business, into an independent, publicly traded company now operating under the name Kontoor Brands, Inc. ("Kontoor Brands"). As a result, VF reported the operating results for the Jeans business in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income and the related cash flows have been reported as discontinued operations in the Consolidated Statements of Cash Flows, for all periods presented. In addition, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date the spin-off was completed.
Additionally, the Nautica® brand business has been reported as discontinued operations in our Consolidated Statements of Income and Consolidated Statements of Cash Flows, and the related held-for-sale assets and liabilities have been presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the April 30, 2018 date of sale.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.
Refer to Note 5 to VF’s consolidated financial statements for additional information on discontinued operations and other divestitures.

HIGHLIGHTS OF THE SECOND QUARTER OF FISCAL 2020

•
Revenues were up 5% to $3.4 billion compared to the three months ended September 2018, primarily due to the $263.3 million contribution from organic growth, partially offset by a 2% unfavorable impact from foreign currency.

•	Active segment revenues increased 9% to $1.4 billion compared to the three months ended September 2018, including a 2% unfavorable impact from foreign currency.

•	Outdoor segment revenues increased 4% to $1.5 billion compared to the three months ended September 2018, including a 2% unfavorable impact from foreign currency.

•
Direct-to-consumer revenues were up 11% over the 2018 period, including a 2% unfavorable impact from foreign currency. E-commerce revenues increased 15% in the current period, including a 2% unfavorable impact from foreign currency. Direct-to-consumer revenues accounted for 32% of net revenues for the three months ended September 2019.

•	International revenues increased 4% compared to the three months ended September 2018, including a 4% unfavorable impact from foreign currency. International revenues represented 47% of net revenues in the current period.

•	Gross margin increased 90 basis points to 52.9% compared to the three months ended September 2018 primarily driven by a mix-shift to higher margin businesses.

•
Earnings per share increased 56% to $1.61 from $1.04 in the 2018 period. The three months ended September 2019 included a $0.41 benefit from the enactment of Switzerland's Federal Act on Tax Reform and AHV Financing ("Swiss Tax Act"). The increase was also driven by organic growth in the Active and Outdoor segments, and continued strength in our direct-to-consumer and international businesses. These improvements were partially offset by costs related to the relocation of our global headquarters and certain brands to Denver, Colorado, specified strategic business decisions, continued investments in our key strategic growth initiatives and the unfavorable impacts from foreign currency.

33 VF Corporation Q2 FY20 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Income
The following table presents a summary of the changes in net revenues for the three and six months ended September 2019 from the comparable periods in 2018:

(In millions)	Three Months Ended September	Six Months Ended September
Net revenues — 2018	$3,219.4	$5,356.5
Organic growth	263.3	497.8
Acquisition	—	11.8
Dispositions	(30.6)	(91.9)
Impact of foreign currency	(58.8)	(109.5)
Net revenues — 2019	$3,393.3	$5,664.7

VF reported a 5% and 6% increase in revenues for the three and six months ended September 2019, respectively, compared to the 2018 periods. The revenue increase in both periods was attributable to organic growth in the Active and Outdoor segments and continued strength in our direct-to-consumer and international businesses. The six months ended September 2019 also benefited from organic growth in the Work segment. The increases in both periods were partially offset by lower revenues due to the Reef® brand and Van Moer business dispositions and an unfavorable impact from foreign currency. Excluding the impact of foreign currency, international sales grew in every region in both the three and six months ended September 2019.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Income:

	Three Months Ended September		Six Months Ended September

	2019	2018	2019	2018
Gross margin (net revenues less cost of goods sold)	52.9%	52.0%	53.5%	52.4%
Selling, general and administrative expenses	35.9	35.1	40.9	40.1
Operating margin	17.1%	16.9%	12.6%	12.3%

Gross margin increased 90 and 110 basis points in the three and six months ended September 2019, respectively, compared to the 2018 periods. Gross margin in both the three and six months ended September 2019 was positively impacted by a mix-shift to higher margin businesses, partially offset by certain increases in product costs.
Selling, general and administrative expenses as a percentage of total revenues increased 80 basis points during both the three and six months ended September 2019, compared to the 2018 periods. The increase in both periods was primarily due to costs related to the relocation of our global headquarters and certain brands to Denver, Colorado and specified strategic business decisions in South America. The increase in both periods was also due to continued investments in our key strategic growth initiatives. These costs were partially offset by leverage of operating expenses on higher revenues in both the three and six months ended September 2019, and a gain of approximately $11 million in the six months ended September 2019 on the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado.
Net interest expense decreased $11.0 million and $20.8 million during the three and six months ended September 2019, respectively, compared to the 2018 periods. The decrease in net interest expense in both the three and six months ended September 2019 was primarily due to lower borrowings on short-term debt, partially due to repayment activity funded by the cash received from Kontoor Brands, and higher international cash balances in higher yielding currencies. Total outstanding debt averaged $2.4 billion in in the six months ended September 2019 and $3.6 billion in the same period in 2018, with weighted average interest rates of 3.9% and 3.0%, respectively.
Other income (expense), net decreased $30.2 million and $55.2 million during the three and six months ended September 2019, respectively, compared to the 2018 periods. The decrease in both periods was due to estimated losses on sale of $32.3 million recorded in the three months ended September 2018, related to the divestitures of the Reef® brand and Van Moer businesses. The decrease in the six months ended September 2019 was also driven by lower pension cost in the six months ended September 2019. The decrease in pension cost was due to higher settlement charges and curtailments recorded in the six months ended September 2018 than in the six months ended September 2019.
The effective income tax rate for the six months ended September 2019 was (8.9)% compared to 14.0% in the 2018 period. The six months ended September 2019 included a net discrete tax benefit of $177.6 million, which included a $6.9 million tax benefit related to stock compensation, a $6.7 million net tax benefit related to unrecognized tax benefits and interest and a $164.4 million tax benefit related to the Swiss Tax Act. The $177.6 million net discrete tax benefit in the 2019 period reduced the effective income tax rate by 25.9%. The 2018 period included a net discrete tax benefit of $1.9 million, which included a $17.6 million tax benefit related to stock compensation, a $1.0 million net tax expense related to unrecognized tax benefits and interest, a $12.9 million net tax

VF Corporation Q2 FY20 Form 10-Q 34

expense related to adjustments to provisional amounts recorded in 2017 under the U.S. Tax Cuts and Jobs Act and a $1.6 million tax expense related to adjustments to previously recognized state income tax credits. The $1.9 million net discrete tax benefit in the 2018 period reduced the effective income tax rate by 0.3%. Without discrete items, the effective income tax rate for the six months ended September 2019 increased by 2.7% compared with the 2018 period primarily due to a lower percentage of income in lower tax rate jurisdictions.

As a result of the above, income from continuing operations in the three months ended September 2019 was $649.0 million ($1.61 per diluted share) compared to $416.1 million ($1.04 per diluted share) in the 2018 period, and income from continuing operations in the six months ended September 2019 was $746.3 million ($1.86 per diluted share) compared to $477.5 million ($1.19 per diluted share) in the 2018 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

Information by Reportable Segment

VF's reportable segments are: Outdoor, Active and Work. We have included an Other category in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Included in this Other category are results related to the sale of non-VF products and transition services primarily related to the sale of the Nautica® brand business.
Refer to Note 15 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income before income taxes.
The following tables present a summary of the changes in segment revenues and profit in the three and six months ended September 2019 from the comparable periods in 2018:
Segment Revenues:

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment revenues — 2018	$1,466.5	$1,300.0	$451.7	$1.2	$3,219.4
Organic growth	88.7	159.2	(3.4)	18.8	263.3
Dispositions	—	(20.3)	(10.3)	—	(30.6)
Impact of foreign currency	(29.3)	(25.3)	(2.4)	(1.8)	(58.8)
Segment revenues — 2019	$1,525.9	$1,413.6	$435.6	$18.2	$3,393.3

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment revenues — 2018	$2,035.1	$2,436.9	$875.0	$9.5	$5,356.5
Organic growth	136.9	329.3	12.7	18.9	497.8
Acquisition	11.8	—	—	—	11.8
Dispositions	—	(68.2)	(23.7)	—	(91.9)
Impact of foreign currency	(47.2)	(52.2)	(5.9)	(4.2)	(109.5)
Segment revenues — 2019	$2,136.6	$2,645.8	$858.1	$24.2	$5,664.7

Segment Profit:

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment profit — 2018	$258.1	$351.1	$51.3	$0.7	$661.2
Organic growth	4.7	43.1	(11.4)	1.1	37.5
Dispositions	—	1.3	(0.6)	—	0.7
Impact of foreign currency	(6.4)	(7.3)	(0.1)	0.6	(13.2)
Segment profit — 2019	$256.4	$388.2	$39.2	$2.4	$686.2

35 VF Corporation Q2 FY20 Form 10-Q

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment profit — 2018	$174.6	$620.2	$100.2	$3.1	$898.1
Organic growth	6.6	97.6	(12.5)	(2.8)	88.9
Acquisition	(0.2)	—	—	—	(0.2)
Dispositions	—	(7.5)	(1.1)	—	(8.6)
Impact of foreign currency	(4.9)	(14.5)	(0.4)	0.5	(19.3)
Segment profit — 2019	$176.1	$695.8	$86.2	$0.8	$958.9

(a)
Included in the Other category for the three and six months ended September 2019 are results primarily related to the sale of non-VF products. The three and six months ended September 2018 reflect results primarily from transition services related to the sale of the Nautica® brand business. Differences in the results as compared to the prior year, other than the impact of foreign currency, are reflected within the "organic growth" activity.

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Segment revenues	$1,525.9	$1,466.5	4.1%	$2,136.6	$2,035.1	5.0%
Segment profit	256.4	258.1	(0.7)%	176.1	174.6	0.9%
Operating margin	16.8%	17.6%		8.2%	8.6%

The Outdoor segment includes the following brands: The North Face®, Timberland® (excluding Timberland PRO®), Icebreaker®, Smartwool® and Altra®.

Global revenues for Outdoor increased 4% in the three months ended September 2019 compared to 2018, including a 2% unfavorable impact due to foreign currency. Revenues in the Americas region increased 8%, including a 1% unfavorable impact due to foreign currency. Revenues in the Europe region decreased 3%, including a 5% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 7%, including a 2% unfavorable impact from foreign currency.
Global revenues for Outdoor increased 5% in the six months ended September 2019 compared to the 2018 period, including a 2% unfavorable impact due to foreign currency. Revenues in the Americas region increased 10%. Revenues in the Europe region decreased 3%, including a 5% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 6%, including a 3% unfavorable impact from foreign currency.
Global revenues for The North Face® brand increased 8% in both the three and six months ended September 2019 compared to the 2018 periods. This includes a 2% unfavorable impact from foreign currency in both the three and six months ended September 2019. The increase in both periods was due to strong operational growth across all channels and regions, including strong wholesale performance and growth in the direct-to-consumer channel driven by an expanding e-commerce business and comparable store growth.
Global revenues for the Timberland® brand (excluding Timberland PRO®) decreased 3% and 2% in the three and six months ended September 2019, respectively, compared to the 2018 periods, as slight increases in the direct-to-consumer channel were more than offset by an overall 3% unfavorable impact from foreign currency in both the three and six months ended September 2019. Increases in the wholesale channel in the Americas and the Asia-Pacific regions for both periods were more than offset by declines in the Europe region driven by weakness in the men's footwear category.
Global direct-to-consumer revenues for Outdoor increased 5% and 4% in the three and six months ended September 2019, respectively, compared to the 2018 periods. This includes a 1% and a 2% unfavorable impact from foreign currency in the three and six months ended September 2019, respectively. The increase in both periods was primarily due to a growing e-commerce business across all regions. Global wholesale revenues increased 4% and 5% in the three and six months ended September 2019, respectively, compared to the 2018 periods, driven by global growth in The North Face® brand in both periods. The change included a 2% and a 3% unfavorable impact from foreign currency in the three and six months ended September 2019, respectively.
Operating margin decreased 80 and 40 basis points in the three and six months ended September 2019, respectively, compared to the 2018 periods due to relocation costs, higher product costs and increased investments in direct-to-consumer, product innovation, demand creation and technology. The declines in both periods were partially offset by leverage of operating expenses on higher revenues and increased pricing. The decrease in the six months ended September 2019 was also partially offset by a gain of approximately $11 million on the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado during the first quarter.

VF Corporation Q2 FY20 Form 10-Q 36

Active

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Segment revenues	$1,413.6	$1,300.0	8.7%	$2,645.8	$2,436.9	8.6%
Segment profit	388.2	351.1	10.6%	695.8	620.2	12.2%
Operating margin	27.5%	27.0%		26.3%	25.5%

The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, Eastpak®, JanSport®, Reef® (through the date of sale) and Eagle Creek®.

Global revenues for Active increased 9% in the three months ended September 2019, compared to the 2018 period, driven by growth across all channels and regions. The overall increase includes a 2% unfavorable impact from foreign currency. Revenues in the Americas region increased 10%. Revenues in the Europe region increased 3%, including a 5% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 20%, with a 3% unfavorable impact from foreign currency. The three months ended September 2019 were negatively impacted by the sale of the Reef® brand business in October 2018, which resulted in lower revenues of $20.3 million. Excluding the impact of the disposition, revenues in the three months ended September 2019 increased 10% compared to the 2018 period, including a 2% unfavorable impact from foreign currency.
Global revenues for Active increased 9% in the six months ended September 2019, compared to the 2018 period, driven by growth across all channels and regions. The overall increase includes a 2% unfavorable impact from foreign currency. Revenues in the Americas region increased 10%. Revenues in the Europe region increased 1%, including a 5% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 20%, with a 5% unfavorable impact from foreign currency. The six months ended September 2019 were negatively impacted by the sale of the Reef® brand business in October 2018, which resulted in lower revenues of $68.2 million. Excluding the impact of the disposition, revenues in the six months ended September 2019 increased 12% compared to the 2018 period, including a 2% unfavorable impact from foreign currency.
Vans® brand global revenues increased 14% and 17% in the three and six months ended September 2019, respectively, compared to the 2018 periods. This includes a 2% unfavorable impact from foreign currency in both the three and six months ended September 2019. The increase in both periods was due to strong operational growth across all channels and regions, including strong wholesale performance and direct-to-consumer growth driven by an expanding e-commerce business, comparable store growth and new store openings.
Global direct-to-consumer revenues for Active grew 14% and 16% in the three and six months ended September 2019, respectively, compared to the 2018 periods, including a 1% and a 2% unfavorable impact from foreign currency in the three and six months ended September 2019, respectively. Growth in the direct-to-consumer channel was driven by a growing e-commerce business, comparable store growth and new store openings. Wholesale revenues increased 4% and 2% in the three and six months ended September 2019, respectively, driven by global growth in the Vans® brand in both periods, and included a 3% unfavorable impact from foreign currency in both the three and six months ended September 2019. Excluding the impact of the Reef® brand disposition, wholesale revenues increased 7% in both the three and six months ended September 2019, compared to the 2018 periods. This includes a 2% and a 3% unfavorable impact from foreign currency in the three and six months ended September 2019, respectively.
Operating margin increased 50 and 80 basis points in the three and six months ended September 2019, respectively, compared to the 2018 periods, reflecting gross margin expansion driven by a mix-shift to higher margin businesses and products, and leverage of operating expenses on higher revenues in both periods. These increases were partially offset by increased investments in direct-to-consumer, product innovation and demand creation in both periods.

37 VF Corporation Q2 FY20 Form 10-Q

Work

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Segment revenues	$435.6	$451.7	(3.6)%	$858.1	$875.0	(1.9)%
Segment profit	39.2	51.3	(23.6)%	86.2	100.2	(14.0)%
Operating margin	9.0%	11.4%		10.0%	11.5%

The Work segment includes the following brands: Dickies®, Red Kap®, Bulwark®, Timberland PRO®, VF Solutions®, Walls®, Terra®, Workrite®, Kodiak® and Horace Small®.

Global Work revenues decreased 4% in the three months ended September 2019, compared to the 2018 period. The three months ended September 2019 included a 1% unfavorable impact from foreign currency. The three months ended September 2019 were negatively impacted by the sale of the Van Moer business in October 2018, which resulted in lower revenues of $10.3 million. Excluding the impact of the disposition, revenues in the three months ended September 2019 decreased 1%, compared to the 2018 period. The revenue decrease was primarily due to declines in the Dickies® brand, which was partially offset by growth in Timberland PRO® and VF Solutions®.
Global Work revenues decreased 2% in the six months ended September 2019, including a 1% unfavorable impact from foreign currency, compared to the 2018 period. The six months ended September 2019 were negatively impacted by the sale of the Van Moer business in October 2018, which resulted in lower revenues of $23.7 million. Excluding the impact of the disposition, revenues in the six months ended September 2019 increased 1%, compared to the 2018 period. The revenue increase was due to growth in Timberland PRO® and VF Solutions®, partially offset by declines in the Dickies® brand.

Dickies® brand global revenues decreased 4% and 2% in the three and six months ended September 2019, respectively, compared to the 2018 periods, including a 1% and 2% unfavorable impact from foreign currency in the three and six months ended September 2019, respectively. The decrease in both periods was due to declines in the Americas and Europe regions, partially offset by strength in China and the direct-to-consumer channel. The decline in the Americas region was due to the timing of shipments in the U.S. wholesale channel.
Operating margin decreased 240 and 150 basis points in the three and six months ended September 2019, respectively, compared to the 2018 periods. The decrease in both periods reflects higher product costs, lower leverage of operating expenses due to decreased revenues and increased investments in direct-to-consumer, product innovation and demand creation. These decreases were partially offset by increased pricing and lower transaction and deal-related costs from the acquisition of the Williamson-Dickie business.

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

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Corporate and other expenses	$108.9	$148.2	(26.5)%	$242.7	$291.4	(16.7)%
Interest expense, net	15.8	26.8	(41.0)%	30.8	51.7	(40.3)%

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The decrease in both periods was driven by estimated losses on sale of $9.9 million and $22.4 million related to the divestitures of the Reef® brand and Van Moer businesses, respectively, that were recorded in the three months ended September 2018, that did not recur in the 2019 period. The decrease in both periods was also attributed to corporate overhead and other costs previously allocated to the former Jeans segment that have been reallocated to "Corporate and other expenses" in the three and six-month periods ended September 2018. Certain of these costs in the three and six-month periods ended September 2019 have been offset by reimbursements from Kontoor Brands related to transition services. The decrease in the six months ended September 2019 was also attributed to lower pension cost, primarily attributed to significantly lower curtailments and settlement charges recorded in the six months ended September 2019 compared to the six months ended September 2018. The decrease was partially offset by increased costs related to the relocation of our global headquarters and certain brands to Denver, Colorado in the three and six months ended September 2019.

VF Corporation Q2 FY20 Form 10-Q 38

International Operations

International revenues increased 4% and 3% in the three and six months ended September 2019, respectively, compared to the 2018 periods. Foreign currency negatively impacted international revenue growth by 4% and 5% in the three and six months ended September 2019, respectively. Revenues in Europe decreased 1% and 2% in the three and six months ended September 2019, respectively, including a 5% unfavorable impact from foreign currency in both periods. In the Asia-Pacific region, revenues increased 14% and 13% in the three and six months ended September 2019, respectively, driven by growth in China. Foreign currency negatively impacted revenues in the Asia-Pacific region by 2% and 4% in the three and six months ended September 2019, respectively. Revenues in the Americas (non-U.S.) region increased 11% and 9% in the three and six months ended September 2019, respectively, partially offset by a 3% unfavorable impact from foreign currencies in both periods. Excluding the impact of dispositions, international revenues increased 5% in both the three and six months ended September 2019, including a 4% and a 5% unfavorable impact from foreign currency in the three and six months ended September 2019, respectively. International revenues were 47% and 48% of total revenues in the three-month periods ended September 2019 and 2018, respectively, and 44% and 45% of total revenues in the six-month periods ended September 2019 and 2018, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues increased 11% and 12% in the three and six months ended September 2019, respectively, reflecting growth in all regions. Foreign currency negatively impacted direct-to-consumer revenue growth by 2% in both the three and six months ended September 2019. The increase in direct-to-consumer revenues for both periods was due to comparable store growth for locations open at least twelve months at each reporting date, new store openings and an expanding e-commerce business, which grew 15% and 19% in the three and six months ended September 2019, respectively. The e-commerce growth includes a

2% and a 3% unfavorable impact from foreign currency in the three and six months ended September 2019, respectively. There were 1,413 VF-owned retail stores at September 2019 compared to 1,389 at September 2018. Direct-to-consumer revenues were 32% and 30% of total revenues in the three-month periods ended September 2019 and 2018, respectively. Direct-to-consumer revenues were 35% and 33% of total revenues in the six-month periods ended September 2019 and 2018, respectively.

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at September 2019 compared to March 2019:

•	Increase in accounts receivable — primarily due to the seasonality of the business and increased wholesale shipments.

•	Increase in inventories — due to the seasonality of the business.

•
Increase in operating lease right-of-use assets — due to amounts recorded in connection with the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases ("ASC 842").

•	Increase in other assets — primarily due to an increase in deferred tax assets due to the enactment of certain provisions of the Swiss Tax Act.

•	Decrease in short-term borrowings — due to net repayment of commercial paper borrowings primarily funded by the cash received from Kontoor Brands.

•	Increase in accrued liabilities — primarily due to amounts recorded for operating lease liabilities in connection with the adoption of ASC 842.

•	Increase in operating lease liabilities — due to amounts recorded for operating lease liabilities in connection with the adoption of ASC 842.

•	Decrease in other liabilities — primarily due to the reclassification of deferred rent credits from other liabilities to operating lease right-of-use assets in connection with the adoption of ASC 842.

The following discussion refers to significant changes in balances at September 2019 compared to September 2018:

•	Increase in inventories — driven by growth in the business.

•	Decrease in intangible assets — due to the divestiture of the Reef® brand business and the impact of foreign currency fluctuations.

•	Increase in operating lease right-of-use assets — due to amounts recorded in connection with the adoption of ASC 842.

•	Increase in other assets — primarily due to an increase in deferred tax assets due to the enactment of certain provisions of the Swiss Tax Act.

•
Decrease in short-term borrowings — due to net repayment of commercial paper borrowings primarily funded by the cash received from Kontoor Brands and higher September 2018 balances due to the timing of acquisitions.

•	Decrease in accounts payable — driven by the timing of payments to vendors.

•	Increase in accrued liabilities — primarily due to amounts recorded for the current portion of operating lease liabilities in connection with the adoption of ASC 842.

•	Increase in operating lease liabilities — due to amounts recorded for operating lease liabilities in connection with the adoption of ASC 842.

•	Decrease in other liabilities — primarily due to the reclassification of deferred rent credits from other liabilities to operating lease right-of-use assets in connection with the adoption of ASC 842.

39 VF Corporation Q2 FY20 Form 10-Q

Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	September	March	September
(Dollars in millions)	2019	2019	2018
Working capital	$2,370.9	$1,377.3	$1,283.0
Current ratio	2.0 to 1	1.6 to 1	1.4 to 1
Debt to total capital	45.7%	39.3%	47.1%

The increase in the current ratio at September 2019 compared to March 2019 was primarily due to a net increase in current assets driven by higher accounts receivable and inventory balances, as discussed in the "Consolidated Balance Sheets" section above. The increase in the current ratio at September 2019 compared to September 2018 was primarily due to a net decrease in current liabilities driven by lower short-term borrowings, and a net increase in current assets driven by higher cash balances due to cash received from Kontoor Brands, as discussed in the "Cash Provided (Used) by Financing Activities" section below, and higher inventory balances, as discussed in the "Consolidated Balance Sheets" section above. Both comparisons are negatively impacted by the recording of the current portion of operating lease liabilities in accrued liabilities in the September 2019 period in connection with the adoption of ASC 842.
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, beginning in the Fiscal 2020 periods. Total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at September 2019 compared to March 2019 was attributed to the increase in operating lease liabilities, partially offset by the increase in stockholders' equity. The increase in stockholders' equity was driven by net income and stock-based compensation activity, partially offset by payments of dividends. The decrease in the debt to total capital ratio at September 2019 compared to September 2018 was driven by the decrease in short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above and the increase in stockholders' equity which was driven by net income and stock-based compensation activity, partially offset by payments of dividends and purchases of treasury stock. The decrease was partially offset by the increase in operating lease liabilities, as discussed in the "Consolidated Balance Sheets" section above. Excluding the operating lease liabilities, the debt to total capital ratio was 35.7% as of September 2019.
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
In summary, our cash flows from continuing operations were as follows:

	Six Months Ended September

(In thousands)	2019	2018
Cash used by operating activities	$(378,691)	$(95,685)
Cash used by investing activities	(75,085)	(204,403)
Cash provided (used) by financing activities	411,914	(197,105)

Cash Used by Operating Activities
Cash flow related to operating activities is dependent on net income, adjustments to net income and changes in working capital. The increase in cash used by operating activities in the six months ended September 2019 compared to September 2018 is primarily due to an increase in net cash usage for working capital, partially offset by higher net income in the six months ended September 2019.
Cash Used by Investing Activities
The decrease in cash used by investing activities in the six months ended September 2019 related primarily to $320.4 million of net cash paid for acquisitions in the six months ended September 2018 and $63.7 million from the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado in the six months ended September 2019, partially offset by $288.3 million of proceeds from the sale of businesses, net of cash sold in the six months ended September 2018. Capital expenditures decreased $21.0 million compared to the 2018 period.

Cash Provided (Used) by Financing Activities
The increase in cash provided by financing activities during the six months ended September 2019 was primarily due to $906.1 million of cash received from Kontoor Brands, net of cash transferred. This increase was partially offset by a $208.6 million net decrease in short-term borrowings driven by higher net repayments of commercial paper borrowings during the six months ended September 2019 compared to the same period in 2018, and a $79.5 million decrease in proceeds from the issuance of Common Stock during the six months ended September 2019.
VF did not purchase shares of its Common Stock in the open market during the six months ended September 2019 under the share repurchase program authorized by VF's Board of Directors. During the six months ended September 2018, VF purchased $0.5 million of Common Stock in open market transactions related to its deferred compensation plans.
As of the end of September 2019, the Company had $3.8 billion remaining for future repurchases under its share repurchase program. VF will continue to evaluate its use of capital, giving first

VF Corporation Q2 FY20 Form 10-Q 40

priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
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
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of September 2019 were $470.0 million and $14.6 million, respectively, leaving approximately $1.8 billion available for borrowing against the Global Credit Facility at September 2019.
VF has $171.9 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $14.3 million at September 2019.
VF’s credit agency ratings allow for access to additional liquidity at competitive rates. At the end of September 2019, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.

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
Management’s Discussion and Analysis in the Fiscal 2019 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of Fiscal 2019 that would require the use of funds. As of September 2019, there have been no material changes in the amounts disclosed in the Fiscal 2019 Form 10-K, except as noted below:

•
Contractual obligations and commercial commitments at the end of Fiscal 2019 included approximately $349 million of inventory obligations related to the Jeans business, which is now classified as discontinued operations.

•	Inventory purchase obligations decreased by approximately $600 million at the end of September 2019 primarily due to the timing of sourcing activities.

•
In addition to operating lease liabilities recorded in VF's Consolidated Balance Sheet, the Company has entered into approximately $284 million of leases that have not yet commenced, primarily related to certain distribution center facilities.

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
The following discussion provides additional detail of critical accounting estimates during the three months ended September 2019.

41 VF Corporation Q2 FY20 Form 10-Q

Timberland Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
During the three months ended September 2019, management determined that the recent downturn in the historical financial results, combined with a downward revision to the forecast included in VF's updated strategic growth plan, was a triggering event that required management to perform a quantitative impairment analysis of both the Timberland reporting unit goodwill, which includes the Timberland® brand, and the Timberland indefinite-lived trademark intangible asset, which includes both the Timberland® and Timberland PRO® brands. Based on the analysis, management concluded both the goodwill and indefinite-lived intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 27%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the August 24, 2019 testing date were $733.5 million and $1,010.1 million, respectively. The Timberland reporting unit is included in the Outdoor reportable segment.
The fair values of the Timberland reporting unit and indefinite-lived trademark intangible asset were estimated using valuation techniques consistent with those discussed in the Critical Accounting Policies and Estimates included in Management's Discussion and Analysis in the Fiscal 2019 Form 10-K.
Management's revenue and profitability forecasts used in the Timberland reporting unit and indefinite-lived trademark intangible asset valuations considered historical performance, strategic initiatives and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Timberland reporting unit and indefinite-lived trademark intangible asset include:

•	Financial projections and future cash flows, including terminal growth rates based on the expected long-term growth rate of the brand;

•	Royalty rates based on market data as well as active license agreements of the brand; and,

•	Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand's operating results and the return to growth rates and profitability more in-line with historical operating trends. If the brand is unable to achieve the financial projections, an impairment could occur in the future.
Management's estimates were based on information available as of the date of our assessment. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment of the Timberland reporting unit goodwill or indefinite-lived trademark intangible asset could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our impairment testing during the three months ended September 2019 will prove to be accurate predictions of the future. For example, variations in our assumptions related to brand performance and execution of planned growth strategies, discount rates, or comparable company market approach inputs could impact future conclusions. A future impairment charge of the Timberland reporting unit goodwill or indefinite-lived trademark intangible asset could have a material effect on VF's consolidated financial position and results of operations.
Management performed a sensitivity analysis on the impairment model used to test the Timberland reporting unit goodwill. In doing so, management determined that individual changes of a 100 basis point decrease in the compound annual growth rate for revenues, a 100 basis point decrease in the compound annual growth rate for earnings before interest, tax, depreciation and amortization ("EBITDA"), or a 100 basis point increase in the discount rate used in the discounted cash flow model did not cause the estimated fair value of the reporting unit to decline below its carrying value.
The Company owns a broad, diverse portfolio of brands and businesses for which material amounts of goodwill and intangible assets have been recorded in the Consolidated Balance Sheets. Management continuously evaluates the performance of VF's brands and businesses, as well as other relevant factors, in assessing whether potential triggering events have occurred. Although no other triggering events for impairment testing were identified during the three or six months ended September 2019, it is possible that VF's conclusions regarding impairment or recoverability of goodwill or intangible assets could change in future periods. A future impairment charge of goodwill or intangible assets could have a material effect on VF's consolidated financial position and results of operations.

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

VF Corporation Q2 FY20 Form 10-Q 42

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the Fiscal 2019 Form 10‑K.

ITEM 4 — CONTROLS AND PROCEDURES.
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
Changes in internal control over financial reporting:
There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, VF's internal control over financial reporting.

43 VF Corporation Q2 FY20 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.
Information on VF’s legal proceedings is set forth under Part I, Item 3, “Legal Proceedings,” in the Fiscal 2019 Form 10-K. There have been no material changes to the legal proceedings from those described in the Fiscal 2019 Form 10-K.

ITEM 1A — RISK FACTORS.

You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the Fiscal 2019 Form 10-K. There have been no material changes to the risk factors from those disclosed in the Fiscal 2019 Form 10‑K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended September 28, 2019 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Second Quarter Fiscal 2020	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
June 30 - July 27, 2019	—	$—	—	$3,836,982,574
July 28 - August 24, 2019	—	—	—	3,836,982,574
August 25 - September 28, 2019	—	—	—	3,836,982,574
Total	—		—
VF will continue to evaluate future share repurchases, considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

VF Corporation Q2 FY20 Form 10-Q 44

ITEM 6 — EXHIBITS.

31.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Scott A. Roe, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Scott A. Roe, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

45 VF Corporation Q2 FY20 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2019	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

VF Corporation Q2 FY20 Form 10-Q 46