Form 10-Q
period 2019-12-28
V F CORP
filed 2020-02-04
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On January 25, 2020, there were 394,720,284 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	December 2019	March 2019	December 2018
ASSETS
Current assets
Cash and equivalents	$583,951	$445,119	$451,978
Accounts receivable, less allowance for doubtful accounts of: December 2019 ‑ $21,283; March 2019 - $19,638; December 2018 - $20,932	1,641,758	1,465,855	1,566,202
Inventories	1,564,970	1,432,660	1,401,621
Other current assets	365,019	433,793	391,800
Current assets of discontinued operations	—	896,030	800,490
Total current assets	4,155,698	4,673,457	4,612,091
Property, plant and equipment, net	908,771	915,177	902,665
Intangible assets, net	1,948,232	1,972,364	2,002,906
Goodwill	1,539,579	1,541,314	1,536,544
Operating lease right-of-use assets	1,298,631	—	—
Other assets	963,351	772,755	756,065
Other assets of discontinued operations	—	481,718	474,039
TOTAL ASSETS	$10,814,262	$10,356,785	$10,284,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$56,001	$659,060	$674,676
Current portion of long-term debt	4,677	5,263	5,576
Accounts payable	456,993	580,867	536,406
Accrued liabilities	1,444,421	1,154,932	1,115,371
Current liabilities of discontinued operations	—	261,482	231,018
Total current liabilities	1,962,092	2,661,604	2,563,047
Long-term debt	2,110,488	2,115,884	2,135,240
Operating lease liabilities	1,052,854	—	—
Other liabilities	1,121,238	1,232,200	1,239,503
Other liabilities of discontinued operations	—	48,581	45,896
Commitments and contingencies
Total liabilities	6,246,672	6,058,269	5,983,686
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at December 2019, March 2019 or December 2018	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at December 2019 - 394,528,067; March 2019 - 396,824,662; December 2018 - 395,472,173	98,632	99,206	98,868
Additional paid-in capital	4,182,102	3,921,784	3,829,994
Accumulated other comprehensive income (loss)	(895,372)	(902,075)	(886,565)
Retained earnings	1,182,228	1,179,601	1,258,327
Total stockholders’ equity	4,567,590	4,298,516	4,300,624
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,814,262	$10,356,785	$10,284,310

See notes to consolidated financial statements.

3 VF Corporation Q3 FY20 Form 10-Q

VF CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2019	2018	2019	2018
Net revenues	$3,384,746	$3,227,712	$9,049,493	$8,584,237
Costs and operating expenses
Cost of goods sold	1,500,463	1,464,761	4,133,884	4,015,441
Selling, general and administrative expenses	1,305,481	1,242,131	3,624,450	3,389,891
Total costs and operating expenses	2,805,944	2,706,892	7,758,334	7,405,332
Operating income	578,802	520,820	1,291,159	1,178,905
Interest income	5,489	3,116	17,601	6,746
Interest expense	(22,303)	(28,336)	(65,240)	(83,640)
Other income (expense), net	(22,152)	(1,027)	(18,367)	(52,422)
Income from continuing operations before income taxes	539,836	494,573	1,225,153	1,049,589
Income tax expense	87,089	85,453	26,156	162,981
Income from continuing operations	452,747	409,120	1,198,997	886,608
Income (loss) from discontinued operations, net of tax	12,256	54,389	(35,772)	244,380
Net income	$465,003	$463,509	$1,163,225	$1,130,988
Earnings (loss) per common share - basic
Continuing operations	$1.14	$1.03	$3.02	$2.24
Discontinued operations	0.03	0.14	(0.09)	0.62
Total earnings per common share - basic	$1.17	$1.17	$2.93	$2.86
Earnings (loss) per common share - diluted
Continuing operations	$1.13	$1.02	$2.99	$2.21
Discontinued operations	0.03	0.14	(0.09)	0.61
Total earnings per common share - diluted	$1.16	$1.16	$2.90	$2.82
Weighted average shares outstanding
Basic	395,940	395,294	396,806	395,117
Diluted	400,322	399,767	401,499	400,418

See notes to consolidated financial statements.

VF Corporation Q3 FY20 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands)	2019	2018	2019	2018
Net income	$465,003	$463,509	$1,163,225	$1,130,988
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	46,813	(67,820)	(10,831)	(241,578)
Income tax effect	5,154	(3,345)	(815)	(18,680)
Defined benefit pension plans
Current period actuarial gains	35,971	1,428	21,361	53,470
Amortization of net deferred actuarial losses	4,203	6,676	12,236	22,153
Amortization of deferred prior service costs (credits)	13	(58)	38	552
Reclassification of net actuarial loss from settlement charge	24,943	662	25,462	8,846
Reclassification of deferred prior service cost due to curtailments	—	—	—	9,483
Income tax effect	(16,334)	(2,313)	(15,835)	(24,530)
Derivative financial instruments
Gains (losses) arising during the period	(56,699)	43,836	9,471	153,705
Income tax effect	10,163	(7,217)	(759)	(18,664)
Reclassification to net income for (gains) losses realized	(22,563)	5,391	(56,746)	35,554
Income tax effect	3,689	(889)	9,689	(2,846)
Other comprehensive income (loss)	35,353	(23,649)	(6,729)	(22,535)
Comprehensive income	$500,356	$439,860	$1,156,496	$1,108,453

See notes to consolidated financial statements.

5 VF Corporation Q3 FY20 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$1,163,225	$1,130,988
Income (loss) from discontinued operations, net of tax	(35,772)	244,380
Income from continuing operations, net of tax	1,198,997	886,608
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	204,341	192,049
Amortization of operating lease right-of-use assets	287,439	—
Stock-based compensation	95,304	67,577
Provision for doubtful accounts	9,592	11,413
Pension expense in excess of contributions	9,428	2,932
Loss on sale of businesses, net of tax	—	33,501
Other, net	(124,056)	(36,393)
Changes in operating assets and liabilities:
Accounts receivable	(185,259)	(418,983)
Inventories	(132,862)	(69,211)
Accounts payable	(121,532)	54,306
Income taxes	(44,092)	(43,935)
Accrued liabilities	(82,948)	444,424
Operating lease right-of-use assets and liabilities	(318,636)	—
Other assets and liabilities	32,697	(12,562)
Cash provided by operating activities - continuing operations	828,413	1,111,726
Cash provided by operating activities - discontinued operations	13,213	324,937
Cash provided by operating activities	841,626	1,436,663
INVESTING ACTIVITIES
Business acquisitions, net of cash received	—	(320,405)
Proceeds from sale of businesses, net of cash sold	—	430,273
Capital expenditures	(186,281)	(180,241)
Software purchases	(37,333)	(42,533)
Other, net	51,985	(16,189)
Cash used by investing activities - continuing operations	(171,629)	(129,095)
Cash used by investing activities - discontinued operations	(2,327)	(19,451)
Cash used by investing activities	(173,956)	(148,546)
FINANCING ACTIVITIES
Net decrease in short-term borrowings	(596,559)	(852,547)
Payments on long-term debt	(4,496)	(4,675)
Payment of debt issuance costs	—	(2,123)
Purchases of treasury stock	(500,003)	(150,676)
Cash dividends paid	(562,298)	(565,176)
Cash received from Kontoor Brands, net of cash transferred of $126.8 million	906,148	—
Proceeds from issuance of Common Stock, net of shares withheld for taxes	135,086	137,470
Cash used by financing activities	(622,122)	(1,437,727)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(4,927)	(681)
Net change in cash, cash equivalents and restricted cash	40,621	(150,291)
Cash, cash equivalents and restricted cash – beginning of year	556,587	689,190
Cash, cash equivalents and restricted cash – end of period	$597,208	$538,899
Continued on next page.
See notes to consolidated financial statements.

VF Corporation Q3 FY20 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2019	2018
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$583,951	$451,978
Other current assets	3,448	2,855
Current and other assets of discontinued operations	—	83,351
Other assets	9,809	715
Total cash, cash equivalents and restricted cash	$597,208	$538,899

See notes to consolidated financial statements.

7 VF Corporation Q3 FY20 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 2019
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2019	398,865,790	$99,716	$4,072,640	$(930,725)	$1,405,988	$4,647,619
Net income	—	—	—	—	465,003	465,003
Dividends on Common Stock ($0.48 per share)	—	—	—	—	(188,694)	(188,694)
Purchase of treasury stock	(5,840,550)	(1,460)	—	—	(498,543)	(500,003)
Stock-based compensation, net	1,502,827	376	109,462	—	(1,526)	108,312
Foreign currency translation and other	—	—	—	51,967	—	51,967
Defined benefit pension plans	—	—	—	48,796	—	48,796
Derivative financial instruments	—	—	—	(65,410)	—	(65,410)
Balance, December 2019	394,528,067	$98,632	$4,182,102	$(895,372)	$1,182,228	$4,567,590

	Three Months Ended December 2018
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2018	397,161,808	$99,290	$3,795,395	$(862,916)	$1,147,787	$4,179,556
Net income	—	—	—	—	463,509	463,509
Dividends on Common Stock ($0.51 per share)	—	—	—	—	(201,325)	(201,325)
Purchase of treasury stock	(1,863,724)	(466)	—	—	(149,730)	(150,196)
Stock-based compensation, net	174,089	44	34,599	—	(1,914)	32,729
Foreign currency translation and other	—	—	—	(71,165)	—	(71,165)
Defined benefit pension plans	—	—	—	6,395	—	6,395
Derivative financial instruments	—	—	—	41,121	—	41,121
Balance, December 2018	395,472,173	$98,868	$3,829,994	$(886,565)	$1,258,327	$4,300,624

Continued on next page.

See notes to consolidated financial statements.

VF Corporation Q3 FY20 Form 10-Q 8

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended December 2019
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2019	396,824,662	$99,206	$3,921,784	$(902,075)	$1,179,601	$4,298,516
Adoption of new accounting standard, ASU 2016-02	—	—	—	—	(2,491)	(2,491)
Adoption of new accounting standard, ASU 2018-02	—	—	—	(61,861)	61,861	—
Net income	—	—	—	—	1,163,225	1,163,225
Dividends on Common Stock ($1.42 per share)	—	—	—	—	(562,298)	(562,298)
Purchase of treasury stock	(5,840,550)	(1,460)	—	—	(498,543)	(500,003)
Stock-based compensation, net	3,543,955	886	260,318	—	(28,919)	232,285
Foreign currency translation and other	—	—	—	(11,646)	—	(11,646)
Defined benefit pension plans	—	—	—	43,262	—	43,262
Derivative financial instruments	—	—	—	(38,345)	—	(38,345)
Spin-off of Jeans Business	—	—	—	75,293	(130,208)	(54,915)
Balance, December 2019	394,528,067	$98,632	$4,182,102	$(895,372)	$1,182,228	$4,567,590

	Nine Months Ended December 2018
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2018	394,313,070	$98,578	$3,607,424	$(864,030)	$846,124	$3,688,096
Adoption of new accounting standard, ASU 2014-09	—	—	—	—	1,956	1,956
Net income	—	—	—	—	1,130,988	1,130,988
Dividends on Common Stock ($1.43 per share)	—	—	—	—	(565,176)	(565,176)
Purchase of treasury stock	(1,868,934)	(467)	—	—	(150,209)	(150,676)
Stock-based compensation, net	3,028,037	757	222,570	—	(5,356)	217,971
Foreign currency translation and other	—	—	—	(260,258)	—	(260,258)
Defined benefit pension plans	—	—	—	69,974	—	69,974
Derivative financial instruments	—	—	—	167,749	—	167,749
Balance, December 2018	395,472,173	$98,868	$3,829,994	$(886,565)	$1,258,327	$4,300,624

See notes to consolidated financial statements.

9 VF Corporation Q3 FY20 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2019 through March 28, 2020 ("Fiscal 2020"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2020. For presentation purposes herein, all references to periods ended December 2019 and December 2018 relate to the fiscal periods ended on December 28, 2019 and December 29, 2018, respectively. References to March 2019 relate to information as of March 30, 2019.
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
On April 30, 2018, VF completed the sale of the Nautica® brand business. As a result, the Nautica® brand business has been reported as discontinued operations in our Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 5 for additional information on discontinued operations.
Certain prior year amounts have been reclassified to conform to the Fiscal 2020 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2019 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended December 2019 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2020. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 30, 2019 (“Fiscal 2019 Form 10-K”).
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

VF Corporation Q3 FY20 Form 10-Q 10

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement", an update that modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The guidance will be effective for VF in the first quarter of Fiscal 2021 with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on VF's disclosures.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation— Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans", an update that modifies the disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. The guidance will be effective for VF in Fiscal 2021 with early adoption permitted.The Company does not expect the adoption of this guidance to have a material impact on VF's disclosures.
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
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", an update that amends and simplifies the accounting for income taxes by removing certain exceptions in existing guidance and providing new guidance to reduce complexity in certain areas. The guidance will be effective for VF in the first quarter of the year ending April 2, 2022 ("Fiscal 2022") with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF's consolidated financial statements.

11 VF Corporation Q3 FY20 Form 10-Q

NOTE 3 — REVENUES
The following table provides information about accounts receivable, contract assets and contract liabilities:

(In thousands)	December 2019	March 2019	December 2018
Accounts receivable, net	$1,641,758	$1,465,855	$1,566,202
Contract assets (a)	1,789	2,569	550
Contract liabilities (b)	56,356	30,181	37,875

(a)	Included in the other current assets line item in the Consolidated Balance Sheets.

(b)	Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.

For the three and nine months ended December 2019, the Company recognized $106.2 million and $151.2 million, respectively, of revenue that was included in the contract liability balance during the periods, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations are satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
For the three and nine months ended December 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
As of December 2019, the Company expects to recognize $68.6 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2024. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of December 2019, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. The wholesale channel includes fees generated from sourcing activities as the customers and point-in-time revenue recognition are similar to other wholesale arrangements.

	Three Months Ended December 2019
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$857,939	$527,206	$415,262	$4,750	$1,805,157
Direct-to-consumer	796,632	706,186	56,059	1,340	1,560,217
Royalty	4,537	6,070	8,765	—	19,372
Total	$1,659,108	$1,239,462	$480,086	$6,090	$3,384,746

Geographic revenues
United States	$903,184	$686,733	$372,808	$—	$1,962,725
International	755,924	552,729	107,278	6,090	1,422,021
Total	$1,659,108	$1,239,462	$480,086	$6,090	$3,384,746

VF Corporation Q3 FY20 Form 10-Q 12

	Three Months Ended December 2018
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$839,579	$490,985	$414,333	$652	$1,745,549
Direct-to-consumer	769,775	642,571	49,152	—	1,461,498
Royalty	3,251	9,024	8,390	—	20,665
Total	$1,612,605	$1,142,580	$471,875	$652	$3,227,712

Geographic revenues
United States	$889,298	$638,179	$379,237	$652	$1,907,366
International	723,307	504,401	92,638	—	1,320,346
Total	$1,612,605	$1,142,580	$471,875	$652	$3,227,712

	Nine Months Ended December 2019
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,375,117	$1,897,118	$1,185,716	$22,730	$5,480,681
Direct-to-consumer	1,410,658	1,969,700	134,026	7,692	3,522,076
Royalty	9,890	18,404	18,442	—	46,736
Total	$3,795,665	$3,885,222	$1,338,184	$30,422	$9,049,493

Geographic revenues
United States	$1,943,491	$2,109,479	$1,064,516	$—	$5,117,486
International	1,852,174	1,775,743	273,668	30,422	3,932,007
Total	$3,795,665	$3,885,222	$1,338,184	$30,422	$9,049,493

	Nine Months Ended December 2018
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,280,071	$1,829,861	$1,209,150	$10,222	$5,329,304
Direct-to-consumer	1,358,287	1,728,779	119,347	—	3,206,413
Royalty	9,350	20,838	18,332	—	48,520
Total	$3,647,708	$3,579,478	$1,346,829	$10,222	$8,584,237

Geographic revenues
United States	$1,826,230	$1,934,778	$1,065,774	$10,222	$4,837,004
International	1,821,478	1,644,700	281,055	—	3,747,233
Total	$3,647,708	$3,579,478	$1,346,829	$10,222	$8,584,237

13 VF Corporation Q3 FY20 Form 10-Q

NOTE 4 — ACQUISITIONS
Icebreaker

On April 3, 2018, VF acquired 100% of the stock of Icebreaker Holdings Limited ("Icebreaker") for NZ$274.4 million ($198.5 million) in cash, subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings. The purchase price decreased NZ$1.4 million ($0.9 million) during the year ended March 2019, related to working capital adjustments, resulting in a revised purchase price of NZ$273.0 million ($197.6 million). The purchase price allocation was finalized during the three months ended March 2019.

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
The Icebreaker® trademark, which management determined to have an indefinite life, was valued at $70.1 million. Amortizable intangible assets were assigned values of $27.8 million for customer relationships and $0.2 million for distribution agreements. Customer relationships are being amortized using an accelerated method over 11.5 years. Distribution agreements are being amortized on a straight-line basis over four years.

Total transaction expenses for the Icebreaker acquisition of $7.4 million were recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Income, of which $4.1 million was recognized during the nine months ended December 2018 and the remainder was recognized prior to Fiscal 2019. In addition, the Company recognized a $9.9 million gain on derivatives used to hedge the purchase price of Icebreaker in the other income (expense), net line item in the Consolidated Statements of Income, of which $0.3 million was recognized during the nine months ended December 2018 and the remainder was recognized prior to Fiscal 2019.
Pro forma results of operations of the Company would not be materially different as a result of the Icebreaker acquisition and therefore are not presented.

VF Corporation Q3 FY20 Form 10-Q 14

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
The Altra® trademark, which management determined to have an indefinite life, was valued at $46.4 million. Amortizable intangible assets were assigned values of $13.0 million for customer relationships and $0.3 million for distribution agreements. Customer relationships are being amortized using an accelerated method over 15 years. Distribution agreements are being amortized on a straight-line basis over four years.

Total transaction expenses for the Altra acquisition were $2.3 million, all of which were recognized in the selling, general and administrative expenses line item in the Consolidated Statement of Income during the nine months ended December 2018.
Pro forma results of operations of the Company would not be materially different as a result of the Altra acquisition and therefore are not presented.

15 VF Corporation Q3 FY20 Form 10-Q

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
The results of the Wrangler®, Lee® and Rock & Republic® brands were previously reported in the Jeans segment, the results of the Wrangler® RIGGS brand were previously reported in the Work segment, and the results of the non-VF products sold in VF OutletTM stores were previously reported in the Other category included in the reconciliation of segment revenues and segment profit. The results of the Jeans business recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income were income of $12.3 million and a loss of $35.8 million for the three and nine months ended December 2019, respectively, and income of $54.0 million and $243.6 million for the three and nine months ended December 2018, respectively.
Certain corporate overhead costs and segment costs previously allocated to the Jeans business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations. The results of the Jeans business reported as discontinued operations include $59.5 million of separation and related expenses during the nine months ended December 2019.

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
Nautica® Brand Business

During the three months ended December 30, 2017, the Company reached the strategic decision to exit the Nautica® brand business, and determined that it met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of the Nautica® brand business and the related cash flows as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively.
On April 30, 2018, VF completed the sale of the Nautica® brand business. The Company received proceeds of $285.8 million, net of cash sold, resulting in a final after-tax loss on sale of $38.2 million, of which a $0.4 million and $5.4 million decrease in the estimated loss on sale was included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three and nine months ended December 2018, respectively.
The results of the Nautica® brand business recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income were income of $0.4 million (reflecting a $0.4 million decrease in the estimated loss on sale) and $0.8 million (including a $5.4 million decrease in the estimated loss on sale) for the three and nine months ended December 2018, respectively.
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

VF Corporation Q3 FY20 Form 10-Q 16

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Jeans business and Nautica® brand business that are included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2019	2018	2019	2018
Net revenues	$—	$712,447	$335,203	$2,073,367
Cost of goods sold	—	431,711	203,124	1,231,315
Selling, general and administrative expenses	—	209,651	152,798	544,685
Interest, net	—	1,373	(552)	3,650
Other income (expense), net	—	(747)	(667)	(3,801)
Income (loss) from discontinued operations before income taxes	—	71,711	(21,938)	297,216
Gain on the sale of discontinued operations before income taxes	—	383	—	4,589
Total income (loss) from discontinued operations before income taxes	—	72,094	(21,938)	301,805
Income tax benefit (expense) (a)	12,256	(17,705)	(13,834)	(57,425)
Income (loss) from discontinued operations, net of tax	$12,256	$54,389	$(35,772)	$244,380

(a)
Income tax benefit for the three months ended December 2019 reflects a return to accrual adjustment to the previously recorded tax expense. Income tax expense for the nine months ended December 2019 includes additional tax expense on nondeductible transaction costs and uncertain tax positions.

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	December 2019	March 2019	December 2018
Cash and equivalents	$—	$97,892	$83,334
Accounts receivable, net	—	242,941	208,258
Inventories	—	510,370	464,454
Other current assets	—	44,827	44,444
Property, plant and equipment, net	—	142,091	138,975
Intangible assets	—	51,913	53,059
Goodwill	—	213,570	219,612
Other assets	—	74,144	62,393
Total assets of discontinued operations	$—	$1,377,748	$1,274,529

Short-term borrowings	$—	$5,995	$3,215
Accounts payable	—	113,866	109,272
Accrued liabilities	—	141,621	118,531
Other liabilities	—	48,581	45,896
Total liabilities of discontinued operations	$—	$310,063	$276,914

17 VF Corporation Q3 FY20 Form 10-Q

Other Divestitures

Reef® Brand Business
During the three months ended September 29, 2018, the Company reached the decision to sell the Reef® brand business, which was included in the Active segment.
VF signed a definitive agreement for the sale of the Reef® brand business on October 2, 2018, and completed the transaction on October 26, 2018. VF received cash proceeds of $139.4 million, and recorded a $14.4 million final loss on sale, of which $4.5 million and $14.4 million were recorded in the three and nine months ended December 2018, respectively. The loss was included in the other income (expense), net line item in the Consolidated Statements of Income.

Van Moer Business
During the three months ended September 29, 2018, the Company reached the decision to sell the Van Moer business, which was acquired in connection with the Williamson-Dickie business and included in the Work segment.
VF completed the sale of the Van Moer business on October 5, 2018, and received cash proceeds of €7.0 million ($8.1 million). VF recorded a $22.4 million final loss on sale, which was included in the other income (expense), net line item in the Consolidated Statement of Income for the nine months ended December 2018.
NOTE 6 — SALE OF ACCOUNTS RECEIVABLE

In connection with the spin-off of its Jeans business, VF terminated its agreement with the financial institution to sell trade accounts receivable on a recurring, non-recourse basis. As of December 2019, the Company had no outstanding amounts related to accounts receivable previously sold to the financial institution and no other obligations or liabilities related to the agreement.
NOTE 7 — INVENTORIES

(In thousands)	December 2019	March 2019	December 2018
Finished products	$1,422,605	$1,284,293	$1,250,764
Work-in-process	80,338	73,968	73,480
Raw materials	62,027	74,399	77,377
Total inventories	$1,564,970	$1,432,660	$1,401,621

NOTE 8 — INTANGIBLE ASSETS

			December 2019			March 2019
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	17 years	Accelerated	$330,196	$151,286	$178,910	$197,129
License agreements	19 years	Accelerated	7,516	4,893	2,623	2,807
Trademark	3 years	Straight-line	800	575	225	399
Other	8 years	Straight-line	8,213	4,976	3,237	4,032
Amortizable intangible assets, net					184,995	204,367
Indefinite-lived intangible assets:
Trademarks and trade names					1,763,237	1,767,997
Intangible assets, net					$1,948,232	$1,972,364

Intangible assets decreased during the nine months ended December 2019 due to amortization and the impact of foreign currency fluctuations.
Amortization expense for the three and nine months ended December 2019 was $6.1 million and $18.6 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2020 is $25.5 million, $24.1 million, $22.6 million, $21.2 million and $20.4 million, respectively.

VF Corporation Q3 FY20 Form 10-Q 18

NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2019	$983,889	$393,956	$163,469	$1,541,314
Currency translation	(1,201)	(309)	(225)	(1,735)
Balance, December 2019	$982,688	$393,647	$163,244	$1,539,579

No impairment charges were recorded during the nine months ended December 2019 and there are no remaining accumulated impairment charges.
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
Operating lease expense is recorded as a single lease cost on a straight-line basis over the lease term. For finance leases, right-of-use asset amortization and interest on lease liabilities are included separately in the Consolidated Statements of Income.
The Company assesses whether a sale leaseback transaction qualifies as a sale when the transaction occurs. For transactions qualifying as a sale, VF derecognizes the underlying asset and recognizes the entire gain or loss at the time of the sale. The corresponding lease entered into with the buyer-lessor is accounted for as an operating lease. During the nine months ended December 2019, the Company entered into a sale leaseback transaction for certain office real estate and related assets. The transaction qualified as a sale, and thus the Company recognized a gain of $11.3 million resulting from the transaction during the nine months ended December 2019.
As of December 2019, the Company has signed certain distribution center leases that have not yet commenced but will create significant rights and obligations. The leases will commence in Fiscal 2020 and Fiscal 2021 and have lease terms of 15 years. Other leases signed that have not yet commenced are not individually significant. The Company does not have material subleases.

19 VF Corporation Q3 FY20 Form 10-Q

The assets and liabilities related to operating and finance leases were as follows:

(In thousands)	Location in Consolidated Balance Sheet	December 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,298,631
Finance lease assets	Property, plant and equipment	22,499
Total lease assets		$1,321,130

Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$312,704
Finance lease liabilities	Current portion of long-term debt	4,677
Noncurrent
Operating lease liabilities	Operating lease liabilities	1,052,854
Finance lease liabilities	Long-term debt	24,959
Total lease liabilities		$1,395,194

The components of lease costs were as follows:

(In thousands)	Three Months Ended December 2019	Nine Months Ended December 2019
Operating lease cost	$105,510	$315,938
Finance lease cost – amortization of right-of-use assets	970	3,002
Finance lease cost – interest on lease liabilities	253	807
Short-term lease cost	672	1,937
Variable lease cost	31,707	89,693
Impairment	3,035	3,035
Gain recognized from sale-leaseback transactions	—	(11,329)
Total lease cost	$142,147	$403,083
Supplemental cash flow information related to leases was as follows:

(In thousands)	Nine Months Ended December 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$320,589
Operating cash flows – finance leases	807
Financing cash flows – finance leases	3,967
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases (a)	358,159
Finance leases	—

(a)	Excludes amounts recorded upon adoption of ASC 842.

VF Corporation Q3 FY20 Form 10-Q 20

Lease terms and discount rates were as follows:

December 2019
Weighted average remaining lease term:
Operating leases	5.54 years
Finance leases	13.64 years

Weighted average discount rate:
Operating leases	2.43%
Finance leases	3.12%

Maturities of operating and finance lease liabilities for the next five fiscal years (including the remainder of Fiscal 2020) and thereafter as of December 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
Remainder of 2020	$42,116	$1,006	$43,122
2021	417,892	6,532	424,424
2022	300,452	1,910	302,362
2023	223,579	1,626	225,205
2024	146,783	1,550	148,333
Thereafter	334,070	23,495	357,565
Total lease payments	1,464,892	36,119	1,501,011
Less: present value adjustment	99,334	6,483	105,817
Present value of lease liabilities	$1,365,558	$29,636	$1,395,194

The Company excluded approximately $295.0 million of leases (undiscounted basis) that have not yet commenced. These leases will commence beginning in Fiscal 2020 with lease terms of 2 to 15 years.
Future minimum lease payments under operating leases with noncancelable lease terms in excess of one year from continuing operations as of March 2019, prior to the adoption of ASC 842, were as follows:

(In thousands)	Operating Leases
2020	$320,224
2021	287,829
2022	212,918
2023	154,920
2024	100,789
Thereafter	251,228
Total lease payments	$1,327,908

21 VF Corporation Q3 FY20 Form 10-Q

NOTE 11 — PENSION PLANS
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2019	2018	2019	2018
Service cost – benefits earned during the period	$3,401	$6,097	$10,192	$17,882
Interest cost on projected benefit obligations	14,581	15,807	44,085	47,638
Expected return on plan assets	(23,176)	(23,185)	(69,505)	(70,216)
Settlement charges	24,943	662	25,462	8,846
Curtailments	—	—	—	9,483
Amortization of deferred amounts:
Net deferred actuarial losses	4,203	6,676	12,236	22,153
Deferred prior service costs (credits)	13	(58)	38	552
Net periodic pension cost (income)	$23,965	$5,999	$22,508	$36,338

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

VF contributed $13.1 million to its defined benefit plans during the nine months ended December 2019, and intends to make approximately $13.2 million of contributions during the remainder of Fiscal 2020.
In the first quarter of Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified defined benefit pension plan and the supplemental defined benefit pension plan, effective December 31, 2018. Accordingly, the Company recognized a $9.5 million pension curtailment loss in the other income (expense), net line item in the Consolidated Statement of Income for the nine months ended December 2018.
During the three months ended December 2019, the Company offered former employees in the U.S. qualified plan a one-time option to receive a distribution of their deferred vested benefits.

Approximately 2,400 participants accepted a distribution, representing approximately 40% of offered participants and an approximate 10% reduction in the total number of plan participants. In December 2019, the plan paid approximately $130 million in lump-sum distributions to settle approximately $170 million of projected benefit obligations related to these participants. VF recorded a $22.9 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Income during the three months ended December 2019 to recognize the related deferred actuarial losses in accumulated OCI.
Additionally, VF reported $2.0 million and $2.5 million of settlement charges in the other income (expense), net line item in the Consolidated Statements of Income for the three and nine months ended December 2019, respectively, as well as $0.7 million and $8.8 million for the three and nine months ended December 2018, respectively. The settlement charges related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan.
Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate. The discount rates used to determine the pension obligations were as follows:

	December 31, 2019	September 30, 2019
U.S. qualified defined benefit pension plan	3.34%	N/A
Supplemental defined benefit pension plan	3.35%	3.23%

VF Corporation Q3 FY20 Form 10-Q 22

NOTE 12 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During the nine months ended December 2019, the Company purchased 5.8 million shares of Common Stock in open market transactions for $500.0 million under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the nine months ended December 2019, VF restored 5.8 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of

December 2019, March 2019 or December 2018. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
Prior to March 2019, VF Common Stock was also held by the Company’s deferred compensation plans and was treated as treasury shares for financial reporting purposes. As of December 2019, there were no shares held in the Company's deferred compensation plans.

Balances related to shares held for deferred compensation plans were as follows:

(In thousands, except share amounts)	December 2019	March 2019	December 2018
Shares held for deferred compensation plans	—	—	147,464
Cost of shares held for deferred compensation plans	$—	$—	$2,126

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

(In thousands)	December 2019	March 2019	December 2018
Foreign currency translation and other	$(663,319)	$(725,679)	$(737,127)
Defined benefit pension plans	(249,530)	(243,184)	(219,644)
Derivative financial instruments	17,477	66,788	70,206
Accumulated other comprehensive income (loss)	$(895,372)	$(902,075)	$(886,565)

The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended December 2019
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2019	$(715,286)	$(298,326)	$82,887	$(930,725)
Other comprehensive income (loss) before reclassifications	51,967	26,827	(46,536)	32,258
Amounts reclassified from accumulated other comprehensive income (loss)	—	21,969	(18,874)	3,095
Net other comprehensive income (loss)	51,967	48,796	(65,410)	35,353
Balance, December 2019	$(663,319)	$(249,530)	$17,477	$(895,372)

	Three Months Ended December 2018
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2018	$(665,962)	$(226,039)	$29,085	$(862,916)
Other comprehensive income (loss) before reclassifications	(71,165)	1,065	36,619	(33,481)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,330	4,502	9,832
Net other comprehensive income (loss)	(71,165)	6,395	41,121	(23,649)
Balance, December 2018	$(737,127)	$(219,644)	$70,206	$(886,565)

23 VF Corporation Q3 FY20 Form 10-Q

	Nine Months Ended December 2019
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, Balance, March 2019	$(725,679)	$(243,184)	$66,788	$(902,075)
Adoption of new accounting standard, ASU 2018-02	(9,088)	(50,402)	(2,371)	(61,861)
Other comprehensive income (loss) before reclassifications	(11,646)	15,108	8,712	12,174
Amounts reclassified from accumulated other comprehensive income (loss)	—	28,154	(47,057)	(18,903)
Spin-off of Jeans Business	83,094	794	(8,595)	75,293
Net other comprehensive income (loss)	62,360	(6,346)	(49,311)	6,703
Balance, December 2019	$(663,319)	$(249,530)	$17,477	$(895,372)

	Nine Months Ended December 2018
In thousands	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2018	$(476,869)	$(289,618)	$(97,543)	$(864,030)
Other comprehensive income (loss) before reclassifications	(260,258)	39,877	135,041	(85,340)
Amounts reclassified from accumulated other comprehensive income (loss)	—	30,097	32,708	62,805
Net other comprehensive income (loss)	(260,258)	69,974	167,749	(22,535)
Balance, December 2018	$(737,127)	$(219,644)	$70,206	$(886,565)
Reclassifications out of accumulated OCI were as follows:

(In thousands) Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income	Three Months Ended December		Nine Months Ended December

		2019	2018	2019	2018
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(4,203)	$(6,676)	$(12,236)	$(22,153)
Deferred prior service (costs) credits	Other income (expense), net	(13)	58	(38)	(552)
Pension curtailment losses and settlement charges	Other income (expense), net	(24,943)	(662)	(25,462)	(18,329)
Total before tax		(29,159)	(7,280)	(37,736)	(41,034)
Tax benefit		7,190	1,950	9,582	10,937
Net of tax		(21,969)	(5,330)	(28,154)	(30,097)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	(5,507)	772	(11,226)	6,244
Foreign exchange contracts	Cost of goods sold	27,157	(4,570)	60,989	(31,146)
Foreign exchange contracts	Selling, general and administrative expenses	1,231	(1,020)	3,329	(5,240)
Foreign exchange contracts	Other income (expense), net	1,006	690	7,574	(1,673)
Interest rate contracts	Interest expense	(1,324)	(1,263)	(3,920)	(3,739)
Total before tax		22,563	(5,391)	56,746	(35,554)
Tax (expense) benefit		(3,689)	889	(9,689)	2,846
Net of tax		18,874	(4,502)	47,057	(32,708)
Total reclassifications for the period, net of tax		$(3,095)	$(9,832)	$18,903	$(62,805)

VF Corporation Q3 FY20 Form 10-Q 24

NOTE 13 — STOCK-BASED COMPENSATION

Spin-Off of Jeans Business
In connection with the spin-off of the Jeans business on May 22, 2019, the Company adjusted its outstanding equity awards in accordance with the terms of the Employee Matters Agreement between the Company and Kontoor Brands. Adjustments to the underlying shares and terms of outstanding stock options, restricted stock units ("RSUs") and restricted stock were made to preserve the intrinsic value of the awards immediately before the separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a ratio based on the relative values of the VF pre-distribution stock value and the VF post-distribution stock value as determined by the Company. The outstanding awards continue to vest over their original vesting periods. The Company will recognize $13.0 million of total incremental compensation cost related to the adjustment of the VF equity awards, of which $0.2 million and $12.5 million were recognized during the three and nine months ended December 2019, respectively.
In connection with the spin-off, stock options to purchase 756,709 shares of VF Common Stock, 52,018 performance-based RSUs, 79,187 nonperformance-based RSUs and 112,763 restricted shares of VF Common Stock were converted into Kontoor Brands equity awards.
Incentive Equity Awards Granted
During the nine months ended December 2019, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 1,505,009 shares of its Common Stock at a weighted average exercise price of $84.28 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Nine Months Ended December 2019
Expected volatility	24% to 27%
Weighted average expected volatility	25%
Expected term (in years)	6.1 to 7.6
Weighted average dividend yield	2.5%
Risk-free interest rate	1.6% to 2.4%
Weighted average fair value at date of grant	$17.19

Also during the nine months ended December 2019, VF granted 274,512 performance-based RSUs to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The weighted average fair market value of VF Common Stock at the dates the units were granted was $84.28 per share.
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
VF granted 10,780 nonperformance-based RSUs to nonemployee members of the Board of Directors during the nine months ended December 2019. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $84.23 per share.
VF granted 7,500 nonperformance-based RSUs to certain key employees in international jurisdictions during the nine months ended December 2019. These units vest 50% over a two-year period and 50% over a four-year period from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $84.23 per share.
In addition, VF granted 174,042 nonperformance-based RSUs to employees during the nine months ended December 2019. These awards vest 50% over a two-year period and 50% over a four-year period from the date of grant and entitle the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $84.25 per share.
VF granted 70,884 restricted shares of VF Common Stock to certain members of management during the nine months ended December 2019. These shares vest over periods of up to four years from the date of grant. The weighted average fair market value of VF Common Stock at the dates the shares were granted was $85.63 per share.

25 VF Corporation Q3 FY20 Form 10-Q

NOTE 14 — INCOME TAXES

On May 19, 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Act"). Certain provisions of the Swiss Tax Act were enacted during the second quarter of Fiscal 2020, which resulted in adjustments to deferred tax assets and liabilities. A net tax benefit of $164.4 million was recorded during the second quarter. Subsequent to the end of VF's third quarter, the Swiss Tax Act was enacted for purposes of GAAP in the canton of Ticino. As a result, it is expected that adjustments to the amounts previously recorded will be made in VF's fourth quarter, which is the period of enactment in Ticino.
The effective income tax rate for the nine months ended December 2019 was 2.1% compared to 15.5% in the 2018 period. The nine months ended December 2019 included a net discrete tax benefit of $169.7 million, which primarily related to the $164.4 million tax benefit recognized due to the enactment of the Swiss Tax Act. The $169.7 million net discrete tax benefit in the 2019 period reduced the effective income tax rate by 13.9%. The 2018 period included a net discrete tax expense of $14.8 million, which primarily related to a $17.8 million tax benefit related to stock compensation, a $3.4 million net tax expense related to unrecognized tax benefits and interest, a $5.9 million net tax expense related to return to accrual adjustments and a $23.3 million net tax expense related to adjustments to provisional amounts recorded in 2017 under the U.S. Tax Act. The $14.8 million net discrete tax expense in the 2018 period increased the effective income tax rate by 1.4%. Without discrete items, the effective income tax rate for the nine months ended December 2019 increased by 1.9% compared with the 2018 period primarily due to a lower percentage of income in lower tax rate jurisdictions.
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
During the nine months ended December 2019, the amount of net unrecognized tax benefits and associated interest decreased by $24.4 million to $149.5 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $15.1 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $11.0 million would reduce income tax expense.

VF Corporation Q3 FY20 Form 10-Q 26

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
Financial information for VF's reportable segments was as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2019	2018	2019	2018
Segment revenues:
Outdoor	$1,659,108	$1,612,605	$3,795,665	$3,647,708
Active	1,239,462	1,142,580	3,885,222	3,579,478
Work	480,086	471,875	1,338,184	1,346,829
Other	6,090	652	30,422	10,222
Total segment revenues	$3,384,746	$3,227,712	$9,049,493	$8,584,237
Segment profit (loss):
Outdoor	$348,995	$338,009	$525,107	$512,635
Active	286,474	272,862	982,240	893,110
Work	54,556	56,178	140,791	156,425
Other	(2,800)	520	(2,035)	3,470
Total segment profit	687,225	667,569	1,646,103	1,565,640
Corporate and other expenses (a)	(130,575)	(147,776)	(373,311)	(439,157)
Interest expense, net	(16,814)	(25,220)	(47,639)	(76,894)
Income from continuing operations before income taxes	$539,836	$494,573	$1,225,153	$1,049,589

(a)
Certain corporate overhead and other costs of $25.3 million and $70.9 million for the three and nine-month periods ended December 2018, respectively, previously allocated to the former Jeans segment and Other category for segment reporting purposes, have been reallocated to continuing operations.

27 VF Corporation Q3 FY20 Form 10-Q

NOTE 16 — EARNINGS PER SHARE

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2019	2018	2019	2018
Earnings per share – basic:
Income from continuing operations	$452,747	$409,120	$1,198,997	$886,608
Weighted average common shares outstanding	395,940	395,294	396,806	395,117
Earnings per share from continuing operations	$1.14	$1.03	$3.02	$2.24
Earnings per share – diluted:
Income from continuing operations	$452,747	$409,120	$1,198,997	$886,608
Weighted average common shares outstanding	395,940	395,294	396,806	395,117
Incremental shares from stock options and other dilutive securities	4,382	4,473	4,693	5,301
Adjusted weighted average common shares outstanding	400,322	399,767	401,499	400,418
Earnings per share from continuing operations	$1.13	$1.02	$2.99	$2.21

Outstanding options to purchase approximately 1.5 million shares were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended December 2019, and outstanding options to purchase approximately 0.1 million and 0.6 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2018, respectively, because the effect of their inclusion would have been anti-dilutive.

In addition, 0.8 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended December 2019, and 0.9 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended December 2018, because these units were not considered to be contingent outstanding shares in those periods.
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

VF Corporation Q3 FY20 Form 10-Q 28

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
December 2019
Financial assets:
Cash equivalents:
Money market funds	$247,270	$247,270	$—	$—
Time deposits	2,689	2,689	—	—
Derivative financial instruments	51,643	—	51,643	—
Investment securities	134,026	128,409	5,617	—
Financial liabilities:
Derivative financial instruments	42,979	—	42,979	—
Deferred compensation	145,814	—	145,814	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2019
Financial assets:
Cash equivalents:
Money market funds	$248,560	$248,560	$—	$—
Time deposits	8,257	8,257	—	—
Derivative financial instruments	92,771	—	92,771	—
Investment securities	186,698	176,209	10,489	—
Financial liabilities:
Derivative financial instruments	22,337	—	22,337	—
Deferred compensation	199,336	—	199,336	—
The amounts reported in the table above for the prior period have not been segregated between continuing and discontinued operations. The March 2019 balances include $50.8 million of deferred compensation liabilities and associated assets related to the Jeans business, which were transferred in connection with the spin-off.

(a)	There were no transfers among the levels within the fair value hierarchy during the nine months ended December 2019 or the year ended March 2019.

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
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2019 and March 2019, their carrying values approximated fair value. Additionally, at December 2019 and March 2019, the carrying values of VF’s long-term debt, including the current portion, were $2,115.2 million and $2,121.1 million, respectively, compared with fair values of $2,392.0 million and $2,318.6 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
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
During the three months ended September 28, 2019, management performed a quantitative impairment analysis of the Timberland reporting unit goodwill and indefinite-lived trademark intangible asset. Based on the analysis, management concluded both the goodwill and indefinite-lived trademark intangible asset were not impaired. See Critical Accounting Policies and Estimates within Management's Discussion and Analysis for additional discussion.

29 VF Corporation Q3 FY20 Form 10-Q

NOTE 18 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.8 billion at December 2019, $2.8 billion at March

2019 and $2.7 billion at December 2018, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Swiss franc, South Korean won, Swedish krona, Polish zloty, Japanese yen and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2019	March 2019	December 2018	December 2019	March 2019	December 2018
Foreign currency exchange contracts designated as hedging instruments	$46,573	$92,356	$88,910	$(42,050)	$(21,798)	$(7,197)
Foreign currency exchange contracts not designated as hedging instruments	5,070	415	—	(929)	(539)	(164)
Total derivatives	$51,643	$92,771	$88,910	$(42,979)	$(22,337)	$(7,361)

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

	December 2019		March 2019		December 2018

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$51,643	$(42,979)	$92,771	$(22,337)	$88,910	$(7,361)
Gross amounts not offset in the Consolidated Balance Sheets	(27,958)	27,958	(22,274)	22,274	(7,273)	7,273
Net amounts	$23,685	$(15,021)	$70,497	$(63)	$81,637	$(88)

Derivatives are classified as current or non-current based on maturity dates, as follows:

(In thousands)	December 2019	March 2019	December 2018
Other current assets	$49,650	$83,582	$78,594
Accrued liabilities	(34,710)	(18,590)	(5,540)
Other assets	1,993	9,189	10,316
Other liabilities	(8,269)	(3,747)	(1,821)

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended December		Gain (Loss) on Derivatives Recognized in OCI Nine Months Ended December

Cash Flow Hedging Relationships	2019	2018	2019	2018
Foreign currency exchange	$(56,699)	$43,836	$9,471	$153,705

VF Corporation Q3 FY20 Form 10-Q 30

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended December		Gain (Loss) Reclassified from Accumulated OCI into Income Nine Months Ended December

Location of Gain (Loss)	2019	2018	2019	2018
Net sales	$(5,507)	$772	$(11,226)	$6,244
Cost of goods sold	27,157	(4,570)	60,989	(31,146)
Selling, general and administrative expenses	1,231	(1,020)	3,329	(5,240)
Other income (expense), net	1,006	690	7,574	(1,673)
Interest expense	(1,324)	(1,263)	(3,920)	(3,739)
Total	$22,563	$(5,391)	$56,746	$(35,554)

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
Foreign currency exchange contracts not designated as hedges as of December 2019 also include contracts still owned by VF that are related to the former Jeans business. In connection with the spin-off, VF transferred the value of the unrecognized gain on these contracts to Kontoor Brands.
The changes in fair value of derivative contracts not designated as hedges that have been recognized as gains or losses in VF's Consolidated Statements of Income were not material for the three and nine months ended December 2019 and December 2018.

Other Derivative Information
At December 2019, accumulated OCI included $25.5 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. The remaining pre-tax net deferred loss in accumulated OCI was $7.8 million at December 2019, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instruments. VF reclassified $1.3 million and $3.9 million of net deferred losses from accumulated OCI into interest expense for the three and nine-month periods ended December 2019, respectively, and $1.3 million and $3.7 million for the three and nine-month periods ended December 2018, respectively. VF expects to reclassify $5.4 million to interest expense during the next 12 months.
Net Investment Hedge
The Company has designated its €850.0 million of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three and nine-month periods ended December 2019, the Company recognized an after-tax loss of $15.3 million and an after-tax gain of $2.3 million, respectively, in OCI related to the net investment hedge, and an after-tax gain of $10.9 million and $55.8 million for the three and nine-month periods ended December 2018, respectively. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.

31 VF Corporation Q3 FY20 Form 10-Q

NOTE 19 — RESTRUCTURING

The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three and nine months ended December 2019, VF leadership approved $3.9 million and $9.7 million, respectively, of restructuring charges. VF recognized $3.7 million and $7.1 million in selling, general and administrative expenses for the three and nine months ended December 2019, respectively, and $0.2 million and $2.6 million in cost of goods sold for the three and nine months ended December 2019, respectively. The Company has not recognized significant incremental costs related to the actions for the year ended March 2019 or prior periods.
Of the $34.9 million total restructuring accrual at December 2019, $34.2 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $0.7 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The activity in the restructuring accrual for the nine-month period ended December 2019 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2019	$58,106	$11,035	$69,141
Charges	7,116	2,564	9,680
Cash payments	(33,965)	(11,246)	(45,211)
Adjustments to accruals	3,101	1,144	4,245
Impact of foreign currency	(2,285)	(713)	(2,998)
Accrual at December 2019	$32,073	$2,784	$34,857

Restructuring charges were incurred as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2019	2018	2019	2018
Outdoor	$1,670	$2,276	$6,400	$15,171
Active	322	485	789	3,537
Work	1,460	—	2,084	3,939
Corporate and other	407	1,045	407	3,546
Total	$3,859	$3,806	$9,680	$26,193

NOTE 20 — CONTINGENCIES

The Company petitioned the U.S. Tax Court to resolve an IRS dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing at dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $151 million. Further, this timing matter is impacted by the U.S. Tax Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 21 — SUBSEQUENT EVENTS

On January 17, 2020, VF’s Board of Directors declared a quarterly cash dividend of $0.48 per share, payable on March 20, 2020 to stockholders of record on March 10, 2020.
On January 21, 2020, VF announced that it is considering the divestiture of the occupational portion of its Work segment. The occupational portion of the Work segment is comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®.
From December 30, 2019 to February 3, 2020, the Company repurchased approximately 1.9 million shares of Common Stock in open market transactions for $160.5 million (average price per share of $83.59). VF's current intent is to repurchase up to $500.0 million of Common Stock in open market transactions during the fourth quarter of Fiscal 2020. The repurchases are at the Company's discretion and are subject to change based on circumstances.
On February 3, 2020, VF announced the commencement of cash tender offers for any and all of its $300.0 million aggregate principal amount of outstanding 6.00% notes due 2033 and $350.0 million aggregate principal amount of outstanding 6.45% notes due 2037. Additionally, VF issued a notice of redemption for its $500.0 million aggregate principal amount of outstanding 3.50% notes due 2021.

VF Corporation Q3 FY20 Form 10-Q 32

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2019 through March 28, 2020 ("Fiscal 2020"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2020. For presentation purposes herein, all references to periods ended December 2019 and December 2018 relate to the fiscal periods ended on December 28, 2019 and December 29, 2018, respectively. References to March 2019 relate to information as of March 30, 2019.
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
On October 5, 2018, VF completed the sale of the Van Moer business, which was included in the Work segment. On October 26,

2018, VF completed the sale of the Reef® brand business, which was included in the Active segment. All references to dispositions below represent the impact of operating results of the Reef® brand and Van Moer businesses through their dates of disposition, for the three and nine months ended December 2018.
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
On April 30, 2018, VF completed the sale of the Nautica® brand business. As a result, the Nautica® brand business has been reported as discontinued operations in our Consolidated Statements of Income and Consolidated Statements of Cash Flows.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.
Refer to Note 5 to VF’s consolidated financial statements for additional information on discontinued operations and other divestitures.

HIGHLIGHTS OF THE THIRD QUARTER OF FISCAL 2020

•
Revenues were up 5% to $3.4 billion compared to the three months ended December 2018, primarily due to the $183.8 million contribution from organic growth, partially offset by a 1% unfavorable impact from foreign currency.

•	Active segment revenues increased 8% to $1.2 billion compared to the three months ended December 2018, including a 1% unfavorable impact from foreign currency.

•	Outdoor segment revenues increased 3% to $1.7 billion compared to the three months ended December 2018, including a 1% unfavorable impact from foreign currency.

•
Direct-to-consumer revenues were up 7% over the 2018 period. E-commerce revenues increased 16% in the current period, including a 1% unfavorable impact from foreign currency. Direct-to-consumer revenues accounted for 46% of net revenues for the three months ended December 2019.

•	International revenues increased 8% compared to the three months ended December 2018, including a 1% unfavorable impact from foreign currency. International revenues represented 42% of net revenues in the current period.

•
Gross margin increased 110 basis points to 55.7% compared to the three months ended December 2018 primarily driven by a mix-shift to higher margin businesses and a favorable net foreign currency transaction impact.

•
Earnings per share increased 11% to $1.13 from $1.02 in the 2018 period. The increase was driven by organic growth in all segments, and continued strength in our direct-to-consumer and international businesses. These improvements were partially offset by the impact from a pension settlement charge, costs related to the relocation of our global headquarters and certain brands to Denver, Colorado, specified strategic business decisions in South America, continued investments in our key strategic growth initiatives and the unfavorable impacts from foreign currency.

33 VF Corporation Q3 FY20 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Income
The following table presents a summary of the changes in net revenues for the three and nine months ended December 2019 from the comparable periods in 2018:

(In millions)	Three Months Ended December	Nine Months Ended December
Net revenues — 2018	$3,227.7	$8,584.2
Organic	183.8	681.7
Acquisition	—	11.8
Dispositions	(4.4)	(96.3)
Impact of foreign currency	(22.4)	(131.9)
Net revenues — 2019	$3,384.7	$9,049.5

VF reported a 5% increase in revenues for both the three and nine months ended December 2019, compared to the 2018 periods. The revenue increase in both periods was attributable to organic growth in all segments and continued strength in our direct-to-consumer and international businesses. The increases in both periods were partially offset by lower revenues due to the Reef® brand and Van Moer business dispositions and an unfavorable impact from foreign currency. Excluding the impact of foreign currency, international sales grew in every region in both the three and nine months ended December 2019.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Income:

	Three Months Ended December		Nine Months Ended December

	2019	2018	2019	2018
Gross margin (net revenues less cost of goods sold)	55.7%	54.6%	54.3%	53.2%
Selling, general and administrative expenses	38.6	38.5	40.1	39.5
Operating margin	17.1%	16.1%	14.3%	13.7%

Gross margin increased 110 basis points in both the three and nine months ended December 2019, compared to the 2018 periods. Gross margin in both the three and nine months ended December 2019 was positively impacted by a mix-shift to higher margin businesses and a favorable net foreign currency transaction impact.
Selling, general and administrative expenses as a percentage of total revenues increased 10 and 60 basis points during the three and nine months ended December 2019, respectively, compared to the 2018 periods. The increase in both periods was primarily due to costs related to the relocation of our global headquarters and certain brands to Denver, Colorado and specified strategic business decisions in South America. The increase in both periods was also due to continued investments in our key strategic growth initiatives. These costs were partially offset by leverage of operating expenses on higher revenues and lower transaction and deal-related costs in both the three and nine months ended December 2019, and a gain of approximately $11 million in the nine months ended December 2019 on the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado.
Net interest expense decreased $8.4 million and $29.3 million during the three and nine months ended December 2019, respectively, compared to the 2018 periods. The decrease in net interest expense in both the three and nine months ended December 2019 was primarily due to lower rates on decreased borrowings of short-term debt, partially due to repayment activity funded by the cash received from Kontoor Brands, and higher international cash balances in higher yielding currencies. Total outstanding debt averaged $2.6 billion in the nine months ended December 2019 and $3.6 billion in the same period in 2018, with weighted average interest rates of 3.2% and 3.0%, respectively.
Other income (expense), net increased $21.1 million and decreased $34.1 million during the three and nine months ended December 2019, respectively, compared to the 2018 periods. The increase in the three months ended December 2019 was primarily due to higher pension settlement charges of $24.3 million. The increase was partially offset by the estimated loss on sale of $4.5 million recorded in the three months ended December 2018, related to the divestiture of the Reef® brand. The decrease in the nine months ended December 2019 was primarily due to losses on sale of $14.4 million and $22.4 million recorded in the nine months ended December 2018, related to the divestitures of the Reef® brand and Van Moer businesses, respectively.
The effective income tax rate for the nine months ended December 2019 was 2.1% compared to 15.5% in the 2018 period. The nine months ended December 2019 included a net discrete tax benefit of $169.7 million, which primarily related to the $164.4 million tax benefit recognized due to the enactment of Switzerland's Federal Act on Tax Reform and AHV Financing ("Swiss Tax Act"). The $169.7 million net discrete tax benefit in the 2019 period reduced the effective income tax rate by 13.9%. The 2018 period included a net discrete tax expense of $14.8 million, which primarily related to a $17.8 million tax benefit related to stock compensation, a $3.4 million net tax expense related to unrecognized tax benefits and interest, a $5.9 million net tax expense related to return to accrual

VF Corporation Q3 FY20 Form 10-Q 34

adjustments and a $23.3 million net tax expense related to adjustments to provisional amounts recorded in 2017 under the U.S. Tax Cuts and Jobs Act. The $14.8 million net discrete tax expense in the 2018 period increased the effective income tax rate by 1.4%. Without discrete items, the effective income tax rate for the nine months ended December 2019 increased by 1.9% compared with the 2018 period primarily due to a lower percentage of income in lower tax rate jurisdictions.

As a result of the above, income from continuing operations in the three months ended December 2019 was $452.7 million ($1.13 per diluted share) compared to $409.1 million ($1.02 per diluted share) in the 2018 period, and income from continuing operations in the nine months ended December 2019 was $1,199.0 million ($2.99 per diluted share) compared to $886.6 million ($2.21 per diluted share) in the 2018 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

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
The following tables present a summary of the changes in segment revenues and profit in the three and nine months ended December 2019 from the comparable periods in 2018:
Segment Revenues:

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment revenues — 2018	$1,612.6	$1,142.6	$471.9	$0.6	$3,227.7
Organic	58.7	109.8	10.1	5.2	183.8
Dispositions	—	(3.1)	(1.3)	—	(4.4)
Impact of foreign currency	(12.2)	(9.8)	(0.6)	0.2	(22.4)
Segment revenues — 2019	$1,659.1	$1,239.5	$480.1	$6.0	$3,384.7

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment revenues — 2018	$3,647.7	$3,579.5	$1,346.8	$10.2	$8,584.2
Organic	195.6	439.0	22.9	24.2	681.7
Acquisition	11.8	—	—	—	11.8
Dispositions	—	(71.3)	(25.0)	—	(96.3)
Impact of foreign currency	(59.4)	(62.0)	(6.5)	(4.0)	(131.9)
Segment revenues — 2019	$3,795.7	$3,885.2	$1,338.2	$30.4	$9,049.5

Segment Profit:

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment profit — 2018	$338.0	$272.9	$56.2	$0.5	$667.6
Organic	12.7	14.4	(1.7)	(5.5)	19.9
Dispositions	—	0.9	0.2	—	1.1
Impact of foreign currency	(1.7)	(1.7)	(0.1)	2.1	(1.4)
Segment profit — 2019	$349.0	$286.5	$54.6	$(2.9)	$687.2

35 VF Corporation Q3 FY20 Form 10-Q

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment profit — 2018	$512.6	$893.1	$156.4	$3.5	$1,565.6
Organic	19.3	111.9	(14.1)	(8.2)	108.9
Acquisition	(0.2)	—	—	—	(0.2)
Dispositions	—	(6.6)	(0.9)	—	(7.5)
Impact of foreign currency	(6.6)	(16.2)	(0.6)	2.7	(20.7)
Segment profit — 2019	$525.1	$982.2	$140.8	$(2.0)	$1,646.1

(a)
Included in the Other category for the three and nine months ended December 2019 are results primarily related to the sale of non-VF products. The three and nine months ended December 2018 reflect results primarily from transition services related to the sale of the Nautica® brand business. Differences in the results as compared to the prior year, other than the impact of foreign currency, are reflected within the "organic" activity.

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Segment revenues	$1,659.1	$1,612.6	2.9%	$3,795.7	$3,647.7	4.1%
Segment profit	349.0	338.0	3.3%	525.1	512.6	2.4%
Operating margin	21.0%	21.0%		13.8%	14.1%

The Outdoor segment includes the following brands: The North Face®, Timberland® (excluding Timberland PRO®), Icebreaker®, Smartwool® and Altra®.

Global revenues for Outdoor increased 3% in the three months ended December 2019 compared to 2018, including a 1% unfavorable impact due to foreign currency. Revenues in the Americas region increased 2%. Revenues in the Europe region increased 3%, including a 2% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 6%, including a 1% unfavorable impact from foreign currency.
Global revenues for Outdoor increased 4% in the nine months ended December 2019 compared to the 2018 period, including a 2% unfavorable impact due to foreign currency. Revenues in the Americas region increased 6%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 1%, including a 4% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 6%, including a 2% unfavorable impact from foreign currency.
Global revenues for The North Face® brand increased 8% in both the three and nine months ended December 2019 compared to the 2018 periods. This includes a 1% unfavorable impact from foreign currency in the nine months ended December 2019. The increase in both periods was due to strong operational growth across all channels and regions, including strong wholesale performance and growth in the direct-to-consumer channel driven by an expanding e-commerce business and comparable store growth.
Global revenues for the Timberland® brand (excluding Timberland PRO®) decreased 6% and 4% in the three and nine months ended December 2019, respectively, compared to the 2018 periods. The decrease in the three months ended December 2019 reflects overall declines in the wholesale and direct-to-consumer channels and an overall 1% unfavorable impact from foreign currency, which were partially offset by e-commerce growth and increases in China. The decrease in the nine months ended December 2019 was primarily due to an overall decline in the wholesale channel and an overall 2% unfavorable impact from foreign currency, which were partially offset by e-commerce growth and increases in China.
Global direct-to-consumer revenues for Outdoor increased 3% and 4% in the three and nine months ended December 2019, respectively, compared to the 2018 periods. This includes a 1% unfavorable impact from foreign currency in both the three and nine months ended December 2019. The increase in both periods was primarily due to a growing e-commerce business across all regions. Global wholesale revenues increased 2% and 4% in the three and nine months ended December 2019, respectively, compared to the 2018 periods, driven by global growth in The North Face® brand in both periods. The changes included a 1% and a 2% unfavorable impact from foreign currency in the three and nine months ended December 2019, respectively.
Operating margin was flat and decreased 30 basis points in the three and nine months ended December 2019, respectively, compared to the 2018 periods. In the three months ended December 2019, increased pricing, leverage of operating expenses on higher revenues, a mix-shift to higher margin businesses and a favorable net foreign currency transaction impact were offset by relocation costs, higher product costs and increased investments in product innovation, demand creation and technology. The decrease in the nine months ended December 2019 was due to relocation costs, higher product costs and increased investments in product innovation, demand creation and technology. The decline was partially offset by leverage of operating expenses on higher revenues, increased pricing, a mix-shift to higher margin businesses and a favorable net foreign currency transaction impact. The decrease in the nine months ended December 2019 was also partially offset by a gain of approximately $11 million on the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado during the first quarter.

VF Corporation Q3 FY20 Form 10-Q 36

Active

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Segment revenues	$1,239.5	$1,142.6	8.5%	$3,885.2	$3,579.5	8.5%
Segment profit	286.5	272.9	5.0%	982.2	893.1	10.0%
Operating margin	23.1%	23.9%		25.3%	25.0%

The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, Eastpak®, JanSport®, Reef® (through the date of sale) and Eagle Creek®.

Global revenues for Active increased 8% in the three months ended December 2019, compared to the 2018 period, driven by growth across all channels and regions. The overall increase includes a 1% unfavorable impact from foreign currency. Revenues in the Americas region increased 8%. Revenues in the Europe region increased 5%, including a 3% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 17%, with a 2% unfavorable impact from foreign currency. The three months ended December 2019 were negatively impacted by the sale of the Reef® brand business in October 2018, which resulted in lower revenues of $3.1 million. Excluding the impact of the disposition, revenues in the three months ended December 2019 increased 9% compared to the 2018 period, including a 1% unfavorable impact from foreign currency.
Global revenues for Active increased 9% in the nine months ended December 2019, compared to the 2018 period, driven by growth across all channels and regions. The overall increase includes a 1% unfavorable impact from foreign currency. Revenues in the Americas region increased 9%. Revenues in the Europe region increased 2%, including a 5% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 19%, with a 4% unfavorable impact from foreign currency. The nine months ended December 2019 were negatively impacted by the sale of the Reef® brand business in October 2018, which resulted in lower revenues of $71.3 million. Excluding the impact of the disposition, revenues in the nine months ended December 2019 increased 11% compared to the 2018 period, including a 2% unfavorable impact from foreign currency.
Vans® brand global revenues increased 12% and 15% in the three and nine months ended December 2019, respectively, compared to the 2018 periods. These include a 1% and 2% unfavorable impact from foreign currency in the three and nine months ended December 2019, respectively. The increase in both periods was due to strong operational growth across all channels and regions, including strong wholesale performance and direct-to-consumer growth driven by an expanding e-commerce business, comparable store growth and new store openings.

Global direct-to-consumer revenues for Active grew 10% and 14% in the three and nine months ended December 2019, respectively, compared to the 2018 periods, including a 1% unfavorable impact from foreign currency in the nine months ended December 2019. Growth in the direct-to-consumer channel was driven by a growing e-commerce business, comparable store growth and new store openings. Wholesale revenues increased 7% and 4% in the three and nine months ended December 2019, respectively, driven by global growth in the Vans® brand in both periods, and included a 1% and a 2% unfavorable impact from foreign currency in the three and nine months ended December 2019, respectively. Excluding the impact of the Reef® brand disposition, wholesale revenues increased 7% in both the three and nine months ended December 2019, compared to the 2018 periods. These include a 2% and a 3% unfavorable impact from foreign currency in the three and nine months ended December 2019, respectively.
Operating margin decreased 80 and increased 30 basis points in the three and nine months ended December 2019, respectively, compared to the 2018 periods. The decrease in the three months ended December 2019 reflects increased investments in direct-to-consumer and demand creation, partially offset by leverage of operating expenses on higher revenues, a mix-shift to higher margin businesses and a favorable net foreign currency transaction impact. The increase in the nine months ended December 2019 reflects gross margin expansion driven by a mix-shift to higher margin businesses and products, leverage of operating expenses on higher revenues and a favorable net foreign currency transaction impact, partially offset by increased investments in direct-to-consumer and demand creation.

37 VF Corporation Q3 FY20 Form 10-Q

Work

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Segment revenues	$480.1	$471.9	1.7%	$1,338.2	$1,346.8	(0.6)%
Segment profit	54.6	56.2	(2.9)%	140.8	156.4	(10.0)%
Operating margin	11.4%	11.9%		10.5%	11.6%

The Work segment includes the following brands: Dickies®, Red Kap®, Bulwark®, Timberland PRO®, VF Solutions®, Walls®, Terra®, Workrite®, Kodiak® and Horace Small®.

Global Work revenues increased 2% in the three months ended December 2019, compared to the 2018 period. The revenue increase was primarily due to growth in the Dickies® brand and an overall increase in the direct-to-consumer channel driven by e-commerce growth, which was partially offset by declines in the Red Kap® and Bulwark® brands.
Global Work revenues decreased 1% in the nine months ended December 2019, including a 1% unfavorable impact from foreign currency, compared to the 2018 period. The nine months ended December 2019 were negatively impacted by the sale of the Van Moer business in October 2018, which resulted in lower revenues of $25.0 million. Excluding the impact of the disposition, revenues in the nine months ended December 2019 increased 1%, compared to the 2018 period, including a 1% unfavorable impact from foreign currency. The revenue increase was due to growth in the Dickies®, Timberland PRO® and VF Solutions® brands and an overall increase in the direct-to-consumer channel driven by e-commerce growth. The increase was partially offset by declines in the Red Kap® and Bulwark® brands.
Dickies® brand global revenues increased 13% and 3% in the three and nine months ended December 2019, respectively, compared to the 2018 periods, including a 1% unfavorable impact from foreign currency in the nine months ended December 2019. The increase in the three months ended December 2019 was primarily due to growth in the Asia-Pacific region, specifically in China, and the Americas region and reflects strong performance in the wholesale and direct-to-consumer channels. The increase in the nine months ended December 2019 was primarily due to growth in the Asia-Pacific region, specifically in China, and reflects increases in the wholesale and direct-to-consumer channels.
Operating margin decreased 50 and 110 basis points in the three and nine months ended December 2019, respectively, compared to the 2018 periods. The decrease in both periods reflects certain higher product costs, increased investments in direct-to-consumer and demand creation and declines in the occupational work businesses. These decreases were partially offset by increased pricing and lower transaction and deal-related costs from the acquisition of the Williamson-Dickie business.
On January 21, 2020, VF announced that it is considering the divestiture of the occupational portion of its Work segment. The occupational portion of the Work segment is comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. Revenues associated with these brands and businesses represent approximately 50% of the total Work segment.

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

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Corporate and other expenses	$130.6	$147.8	(11.6)%	$373.3	$439.2	(15.0)%
Interest expense, net	16.8	25.2	(33.3)%	47.6	76.9	(38.0)%

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The decrease in the three and nine months ended December 2019 was driven by losses on sale of $4.5 million and $14.4 million, respectively, related to the divestiture of the Reef® brand that were recorded in the three and nine months ended December 2018, and a $22.4 million loss related to the divestiture of the Van Moer business that was recorded in the nine months ended December 2018. The decrease in both periods was also attributed to corporate overhead and other costs previously allocated to the former Jeans segment that have been reallocated to "Corporate and other expenses" in the three and nine-month periods ended December 2018. Certain of these costs in the three and nine-month periods ended December 2019 have been offset by reimbursements from Kontoor Brands related to transition services. The decrease in the three and nine months ended December 2019 was also due to lower charitable contributions compared to the 2018 periods. The decrease was also attributed to lower transaction and deal related costs in the three and nine months ended December 2019 compared to the 2018 periods. The decrease was partially offset by increased costs related to the relocation of our global headquarters and certain brands to Denver, Colorado and higher pension settlement charges in the three and nine months ended December 2019.

VF Corporation Q3 FY20 Form 10-Q 38

International Operations

International revenues increased 8% and 5% in the three and nine months ended December 2019, respectively, compared to the 2018 periods. Foreign currency negatively impacted international revenue growth by 1% and 3% in the three and nine months ended December 2019, respectively. Revenues in Europe increased 4% and remained flat in the three and nine months ended December 2019, respectively, including a 2% and a 4% unfavorable impact from foreign currency in the three and nine months ended December 2019, respectively. In the Asia-Pacific region, revenues increased 14% and 13% in the three and nine months ended December 2019, respectively, driven by growth in China. Foreign currency negatively impacted revenues in the Asia-Pacific region by 1% and 3% in the three and nine months ended December 2019, respectively. Revenues in the Americas (non-U.S.) region increased 9% in both the three and nine months ended December 2019, including a 2% unfavorable impact from foreign currencies in the nine months ended December 2019. Excluding the impact of dispositions, international revenues increased 8% and 6% in the three and nine months ended December 2019, respectively, including a 2% and a 4% unfavorable impact from foreign currency in the three and nine months ended December 2019, respectively. International revenues were 42% and 41% of total revenues in the three-month periods ended December 2019 and 2018, respectively, and 43% and 44% of total revenues in the nine-month periods ended December 2019 and 2018, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues increased 7% and 10% in the three and nine months ended December 2019, respectively, reflecting growth in all regions. Foreign currency negatively impacted direct-to-consumer revenue growth by 1% in the nine months ended December 2019. The increase in direct-to-consumer revenues for both periods was due to an expanding e-commerce business, which grew 16% and 17% in the three and nine months ended December 2019, respectively. The e-commerce growth includes a 1% and a 2% unfavorable impact from foreign currency in the three and nine months ended December 2019, respectively. The increase in direct-

to-consumer revenues for both periods was also due to comparable store growth for locations open at least twelve months at each reporting date, and new store openings. There were 1,438 VF-owned retail stores at December 2019 compared to 1,420 at December 2018. Direct-to-consumer revenues were 46% and 45% of total revenues in the three-month periods ended December 2019 and 2018, respectively. Direct-to-consumer revenues were 39% and 37% of total revenues in the nine-month periods ended December 2019 and 2018, respectively.

39 VF Corporation Q3 FY20 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at December 2019 compared to March 2019:

•	Increase in accounts receivable — primarily due to the seasonality of the business and increased wholesale shipments.

•
Increase in inventories — primarily due to the seasonality of the business, including mixed results during the 2019 holiday season, primarily impacting the Americas region, and higher inventory levels in the occupational work businesses.

•	Decrease in other current assets — due to lower prepaid expenses and a decrease in derivative assets.

•
Increase in operating lease right-of-use assets — due to amounts recorded in connection with the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases ("ASC 842").

•	Increase in other assets — primarily due to an increase in deferred tax assets due to the enactment of certain provisions of the Swiss Tax Act.

•	Decrease in short-term borrowings — due to net repayment of commercial paper borrowings including the use of funds provided by the cash received from Kontoor Brands.

•	Decrease in accounts payable — due to the timing of payments to vendors.

•	Increase in accrued liabilities — primarily due to amounts recorded for operating lease liabilities in connection with the adoption of ASC 842.

•	Increase in operating lease liabilities — due to amounts recorded for operating lease liabilities in connection with the adoption of ASC 842.

•	Decrease in other liabilities — primarily due to the reclassification of deferred rent credits from other liabilities to operating lease right-of-use assets in connection with the adoption of ASC 842.

The following discussion refers to significant changes in balances at December 2019 compared to December 2018:

•
Increase in inventories — driven by growth in the business, higher inventory levels in the occupational work businesses and mixed results during the 2019 holiday season, primarily impacting the Americas region.

•	Increase in operating lease right-of-use assets — due to amounts recorded in connection with the adoption of ASC 842.

•	Increase in other assets — primarily due to an increase in deferred tax assets due to the enactment of certain provisions of the Swiss Tax Act.

•	Decrease in short-term borrowings — due to net repayment of commercial paper borrowings including the use of funds provided by the cash received from Kontoor Brands.

•	Decrease in accounts payable — driven by the timing of payments to vendors.

•	Increase in accrued liabilities — primarily due to amounts recorded for the current portion of operating lease liabilities in connection with the adoption of ASC 842.

•	Increase in operating lease liabilities — due to amounts recorded for operating lease liabilities in connection with the adoption of ASC 842.

•	Decrease in other liabilities — primarily due to the reclassification of deferred rent credits from other liabilities to operating lease right-of-use assets in connection with the adoption of ASC 842.

Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	December	March	December
(Dollars in millions)	2019	2019	2018
Working capital	$2,193.6	$1,377.3	$1,479.6
Current ratio	2.1 to 1	1.6 to 1	1.6 to 1
Debt to total capital	43.6%	39.3%	39.6%

The increase in the current ratio at December 2019 compared to both March 2019 and December 2018 was primarily due to a net decrease in current liabilities driven by lower short-term borrowings and a net increase in current assets driven by higher inventory balances, as discussed in the "Consolidated Balance Sheets" section above and higher cash balances due to cash received from Kontoor Brands, as discussed in the "Cash Used by Financing Activities" section below. The increase in the current ratio at December 2019 compared to March 2019 was also due to higher accounts receivable balances, as discussed in the "Consolidated Balance Sheets" section above. Both comparisons were negatively impacted by the recording of the current portion of operating lease liabilities in accrued liabilities in the December 2019 period in connection with the adoption of ASC 842.
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, beginning in the Fiscal 2020 periods. Total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at December 2019 compared to both March 2019 and December 2018 was attributed to the increase in operating lease liabilities, partially offset by the decrease in short-term borrowing, as discussed in the "Consolidated Balance Sheets" section above, and increases in stockholders' equity in both periods. The increase

VF Corporation Q3 FY20 Form 10-Q 40

in stockholders' equity in both periods was driven by net income and stock-based compensation activity, partially offset by payments of dividends and purchases of treasury stock. Excluding the operating lease liabilities, the debt to total capital ratio was 32.2% as of December 2019.
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
In summary, our cash flows from continuing operations were as follows:

	Nine Months Ended December

(In thousands)	2019	2018
Cash provided by operating activities	$828,413	$1,111,726
Cash used by investing activities	(171,629)	(129,095)
Cash used by financing activities	(622,122)	(1,437,727)

Cash Provided by Operating Activities
Cash flow related to operating activities is dependent on net income, adjustments to net income and changes in working capital. The decrease in cash provided by operating activities in the nine months ended December 2019 compared to December 2018 is primarily due to an increase in net cash usage for working capital, partially offset by higher net income in the nine months ended December 2019. The increase in net cash usage for working capital includes timing differences related to VF's annual bonus payouts and timing of payments for transaction and deal-related costs, relocation and other strategic business decisions.
Cash Used by Investing Activities
The increase in cash used by investing activities in the nine months ended December 2019 related primarily to $430.3 million of proceeds from the sale of businesses, net of cash sold in the nine months ended December 2018, partially offset by $320.4 million of net cash paid for acquisitions in the nine months ended December 2018 and $63.7 million from the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado in the nine months ended December 2019. Capital expenditures increased $6.0 million compared to the 2018 period.
Cash Used by Financing Activities
The decrease in cash used by financing activities during the nine months ended December 2019 was primarily due to $906.1 million of cash received from Kontoor Brands, net of cash transferred, and a decrease in cash used for short-term borrowings, partially offset by a $349.3 million increase in treasury stock purchases during the nine months ended December 2019.
During the nine months ended December 2019, VF purchased 5.8 million shares of its Common Stock in open market transactions at a total cost of $500.0 million (average price per share of $85.61) under the share repurchase program authorized by VF's Board of Directors. During the nine months ended December 2018, VF purchased 1.9 million shares of its Common Stock in open market transactions at a total cost of $150.7 million (average price per share of $80.62).
As of the end of December 2019, the Company had $3.3 billion remaining for future repurchases under its share repurchase program. From December 30, 2019 to February 3, 2020, the Company repurchased approximately 1.9 million shares of

Common Stock in open market transactions for $160.5 million (average price per share of $83.59). VF's current intent is to repurchase up to $500.0 million of Common Stock in open market transactions during the fourth quarter of Fiscal 2020. The repurchases are at the Company's discretion and are subject to change based on circumstances. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
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
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of December 2019 were $40.0 million and $14.8 million, respectively, leaving approximately $2.2 billion available for borrowing against the Global Credit Facility at December 2019.
VF has $186.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $16.0 million at December 2019.
VF’s credit agency ratings allow for access to additional liquidity at competitive rates. At the end of December 2019, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively.
None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings.

41 VF Corporation Q3 FY20 Form 10-Q

However, if there were a change in control of VF and, as a result of the change in control, the 2021, 2023 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest.
On February 3, 2020, VF announced the commencement of cash tender offers for any and all of its $300.0 million aggregate principal amount of outstanding 6.00% notes due 2033 and $350.0 million aggregate principal amount of outstanding 6.45% notes due 2037. Additionally, VF issued a notice of redemption for its $500.0 million aggregate principal amount of outstanding 3.50% notes due 2021.
Management’s Discussion and Analysis in the Fiscal 2019 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of Fiscal 2019 that would require the use of funds. As of December 2019, there have been no material changes in the amounts disclosed in the Fiscal 2019 Form 10-K, except as noted below:

•	Contractual obligations and commercial commitments at the end of Fiscal 2019 included approximately $349 million of inventory obligations related to the Jeans business, which is now classified as discontinued operations.

•	Inventory purchase obligations decreased by approximately $600 million at the end of December 2019 primarily due to the timing of sourcing activities.

•
In addition to operating lease liabilities recorded in VF's Consolidated Balance Sheet, the Company has entered into approximately $295 million of leases that have not yet commenced, primarily related to certain distribution center facilities.

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
The following discussion provides additional detail of critical accounting estimates during the nine months ended December 2019.

Timberland Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
During the three months ended September 28, 2019 ("September 2019"), management determined that the recent downturn in the historical financial results, combined with a downward revision to the forecast included in VF's updated strategic growth plan, was a triggering event that required management to perform a quantitative impairment analysis of both the Timberland reporting unit goodwill, which includes the Timberland® brand, and the Timberland indefinite-lived trademark intangible asset, which includes both the Timberland® and Timberland PRO® brands. Based on the analysis, management concluded both the goodwill and indefinite-lived intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 27%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the August 24, 2019 testing date were $733.5 million and $1,010.1 million, respectively. The Timberland reporting unit is included in the Outdoor reportable segment.
The fair values of the Timberland reporting unit and indefinite-lived trademark intangible asset were estimated using valuation techniques consistent with those discussed in the Critical Accounting Policies and Estimates section included in Management's Discussion and Analysis in the Fiscal 2019 Form 10-K.
Management's revenue and profitability forecasts used in the Timberland reporting unit and indefinite-lived trademark intangible asset valuations considered historical performance, strategic initiatives and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.

VF Corporation Q3 FY20 Form 10-Q 42

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
The Company owns a broad, diverse portfolio of other brands and businesses for which material amounts of goodwill and intangible assets have been recorded in the Consolidated Balance Sheets. Management continuously evaluates the current and future performance of VF's brands and businesses, as well as other relevant factors, in assessing the recoverability of these assets. There can be no assurances that the estimates and assumptions used in our long-term financial projections, among other factors, will prove to be accurate predictions of the future. As such, a future impairment charge of goodwill or intangible assets could occur, and if so, could have a material effect on VF's consolidated financial position and results of operations.

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements in this release include, but are not limited to: risks associated with the spin-off of our Jeanswear business completed on May 22, 2019, including the risk that VF will not realize all of the expected benefits of the spin-off; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; and the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of VF. There are also risks associated with the relocation of our global headquarters and a number of brands to the metro Denver area, including the risk of significant disruption to our operations, the temporary diversion of management resources and loss of key employees who have substantial experience and expertise in our business, the risk that we may encounter difficulties retaining employees who elect to transfer and attracting new talent in the Denver area to replace our employees who are unwilling to relocate, the risk that the relocation may involve significant additional costs to us and that the expected benefits of the move may not be fully realized. Other risks include foreign currency fluctuations; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; the financial strength of VF's customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF's response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior, intense competition from online retailers, manufacturing and product innovation; increasing pressure on margins; VF's ability to implement its business strategy; VF's ability to grow its international and direct-to-consumer businesses; VF’s and its vendors’ ability to maintain the strength and security of information technology systems; the risk that VF's facilities and systems and those of our third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; VF's ability to properly collect, use, manage and secure consumer and employee data; stability of VF's manufacturing facilities and foreign suppliers; continued use by VF's suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF's ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF's ability to execute and integrate acquisitions; changes in tax laws and liabilities; legal, regulatory, political and economic risks; the risk of economic uncertainty associated with the exit of the United Kingdom from the European Union ("Brexit") or any other similar referendums that may be held; and adverse or unexpected weather conditions. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

43 VF Corporation Q3 FY20 Form 10-Q

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

VF Corporation Q3 FY20 Form 10-Q 44

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
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended December 28, 2019 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Third Quarter Fiscal 2020	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
September 29 - October 26, 2019	—	$—	—	$3,836,982,574
October 27 - November 23, 2019	5,168,698	85.37	5,168,698	3,395,709,327
November 24 - December 28, 2019	671,852	87.42	671,852	3,336,979,318
Total	5,840,550		5,840,550
VF will continue to evaluate future share repurchases, considering funding required for business acquisitions, VF’s Common Stock price and levels of stock option exercises.

45 VF Corporation Q3 FY20 Form 10-Q

ITEM 6 — EXHIBITS.

10.1	Executive Deferred Savings Plan II, as amended and restated as of January 1, 2020
31.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Scott A. Roe, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Scott A. Roe, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

VF Corporation Q3 FY20 Form 10-Q 46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 4, 2020	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

47 VF Corporation Q3 FY20 Form 10-Q